Form 10-K
period 2006-12-31
TIME WARNER CABLE INC.
filed 2007-02-23
CIK 1377013

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES AND EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

Commission file number 000-52471

TIME WARNER CABLE INC.
(Exact name of registrant as specified in its charter)

Delaware	84-1496755
(State or other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.	)

290 Harbor Drive
Stamford, Connecticut, 06902-7441
(Address of Principal Executive Offices) (Zip Code)

Registrant’s telephone number, including Area Code: (203) 328-0600

Securities registered pursuant to Section 12(b) of the Act:

Name of Each Exchange
Title of Each Class	on Which Registered

none	none

Securities registered pursuant to Section 12(g) of the Act:

Class A common stock, par value $.01
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐  No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐  No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐  No ☑

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☑

The aggregate market value of the registrant’s voting stock held by non-affiliates of the registrant as of June 30, 2006 was $0.

As of the close of business on February 16, 2007, there were 901,913,430 shares of the registrant’s Class A common stock and 75,000,000 shares of the registrant’s Class B common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Description of Document	Part of the Form 10-K

Portions of the definitive Proxy Statement to be used in connection with the registrant’s 2007 Annual Meeting of Stockholders	Part III (Item 10 through Item 14) (Portions of Item 10 are not incorporated by reference and are provided herein)

PART I
Item 1. Business.
Item 1A. Risk Factors.
Item 1B. Unresolved Staff Comments.
Item 2. Properties.
Item 3. Legal Proceedings.
Item 4. Submission of Matters to a Vote of Security Holders.
PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Item 6. Selected Financial Data.
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
Item 8. Financial Statements and Supplementary Data.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
Item 9A. Controls and Procedures.
Item 9B. Other Information.
PART III
Items 10, 11, 12, 13 and 14.Directors and Executive Officers of the Registrant; Executive Compensation; Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters; Certain Relationships and Related Transactions; Principal Accountant Fees and Services.
PART IV
SIGNATURES
EX-10.45 2007 ANNUAL BONUS PLAN
EX-10.46 FORM OF NON-QUALIFIED STOCK OPTION AGREEMENT
EX-10.47 FORM OF RESTRICTED STOCK UNITS AGREEMENT
EX-31.1 CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER
EX-31.2 CERTIFICATION OF PRINCIPAL FINANCIAL OFFICER
EX-32 CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER AND PRINCIPAL FINANCIAL OFFICER

PART I

Item 1.	Business.

Overview

Time Warner Cable Inc., together with its subsidiaries (“TWC” or the “Company”), is the second-largest cable operator in the U.S. and is an industry leader in developing and launching innovative video, data and voice services. As of December 31, 2006, TWC had cable systems that passed approximately 26 million U.S. homes in well-clustered locations and had approximately 14.6 million customer relationships (after giving effect to the distribution of the assets of Texas and Kansas City Cable Partners, L.P. (“TKCCP”) to its partners on January 1, 2007). Approximately 85% of these homes passed were located in one of five principal geographic areas: New York state, the Carolinas, Ohio, southern California and Texas. As of February 1, 2007, Time Warner Cable was the largest cable system operator in a number of large cities, including New York City and Los Angeles.

As part of TWC’s strategy to expand its cable footprint and improve the clustering of its cable systems, on July 31, 2006 Time Warner NY Cable LLC (“TW NY”), a subsidiary of TWC, and Comcast Corporation (“Comcast”) completed their respective acquisitions of assets comprising, in the aggregate, substantially all of the cable systems of Adelphia Communications Corporation (“Adelphia”). TW NY paid for the Adelphia assets acquired by it with approximately $8.9 billion in cash (after certain purchase price adjustments) and shares of TWC’s Class A common stock, par value $.01 per share (“TWC Class A common stock”) representing approximately 16% of TWC’s outstanding common stock. Immediately prior to the Adelphia acquisition, TWC and its subsidiary, Time Warner Entertainment Company, L.P. (“TWE”), redeemed Comcast’s interests in TWC and TWE, respectively, with the result that Comcast no longer has an interest in either company. In addition, immediately after the acquisition of the Adelphia assets, TW NY exchanged certain cable systems with subsidiaries of Comcast. These transactions (referred to generally herein as the “Transactions”) resulted in a net increase of 3.2 million basic video subscribers served by TWC’s cable systems, consisting of approximately 4.0 million subscribers in acquired systems and approximately 0.8 million subscribers in systems transferred to Comcast. Cable systems acquired by TWC from Adelphia or from Comcast in the Transactions are referred to herein as the “Acquired Systems,” and systems owned or operated by TWC since prior to the Transactions are referred to herein as the “Legacy Systems.”

On February 13, 2007, Adelphia’s plan of reorganization under Chapter 11 of title 11 of the United States Code became effective and, under applicable securities law regulations and provisions of the U.S. bankruptcy code, TWC became a public company subject to the requirements of the Securities Exchange Act of 1934 on the same day. Under the terms of the plan, as of February 20, 2007, approximately 75% of the shares of TWC Class A common stock that Adelphia received as part of the payment for its assets in July 2006 have been distributed to Adelphia’s creditors. The remaining shares are expected to be distributed during the coming months as remaining disputes are resolved by the bankruptcy court, including 4% of such shares that are being held in escrow in connection with the asset acquisition. It is expected that the TWC Class A common stock will begin to trade on the New York Stock Exchange (“NYSE”) on or about March 1, 2007.

Time Warner Inc. (“Time Warner”) holds an 84% economic interest in TWC (representing a 90.6% voting interest). The financial results of TWC’s operations are consolidated by Time Warner. See “TWC’s Governing Documents — Management and Operation of TWC.”

As the marketplace for basic video services has matured, the cable industry has responded by introducing new services, including enhanced video services like high definition television (“HDTV”) and video-on-demand (“VOD”), high-speed Internet access and Internet protocol (“IP”)-based telephony. As of December 31, 2006, approximately 7.3 million (or 54%) of TWC’s 13.4 million basic video customers subscribed to digital video services, 6.6 million (or 26%) of high-speed data service-ready homes subscribed to a residential high-speed data service such as TWC’s Road Runner service and 1.9 million (or 11%) of voice service-ready homes subscribed to Digital Phone, TWC’s newest service. TWC launched Digital Phone broadly in the Legacy Systems during 2004 and it is available in some of the Acquired Systems on a limited basis. As of December 31, 2006, in the Legacy Systems, approximately 56% of TWC’s 9.5 million basic video customers subscribed to digital video services and over 30% of high-speed data service ready homes subscribed to a residential high-speed data service. The customer data contained in this Item 1 include subscribers in managed, but unconsolidated, Kansas City Pool systems (as defined below), which were distributed to

TWC by TKCCP effective on January 1, 2007. For additional information with respect to the distribution of the assets of TKCCP to its partners on January 1, 2007, see “Management’s Discussion and Analysis of Results of Operations and Financial Condition — Recent Developments” in the financial pages herein.

Recent Developments

Transactions with Adelphia and Comcast

On July 31, 2006, TWC completed the following transactions with Adelphia and Comcast:

•	The Adelphia Acquisition. TW NY acquired certain assets and assumed certain liabilities from Adelphia for approximately $8.9 billion in cash and 156 million shares, or 17.3%, of TWC Class A common stock (approximately 16% of TWC’s total common stock). The former Adelphia cable systems acquired, after giving effect to the transactions with Adelphia and Comcast, are referred to herein as the “Adelphia Acquired Systems.” On the same day, Comcast purchased certain assets and assumed certain liabilities from Adelphia for approximately $3.6 billion in cash. Together, TW NY and Comcast purchased substantially all of the cable assets of Adelphia (the “Adelphia Acquisition”).

•	The Redemptions. Immediately before the Adelphia Acquisition, TWC and TWE redeemed Comcast’s interests in TWC and TWE, respectively, in exchange for the capital stock of a subsidiary of TWC and a subsidiary of TWE, respectively, together holding both an aggregate of approximately $2 billion in cash and cable systems serving approximately 751,000 basic video subscribers (the “TWC Redemption” and the “TWE Redemption,” respectively, and, together, the “Redemptions”).

•	The Exchange. Immediately after the Adelphia Acquisition, TW NY and Comcast also swapped certain cable systems, most of which were acquired from Adelphia, in order to enhance TWC’s and Comcast’s respective geographic clusters of subscribers (the “Exchange”). The former Comcast cable systems acquired from Comcast in the Exchange are referred to herein as the “Comcast Acquired Systems.”

For additional information regarding the Adelphia Acquisition, the Redemptions and the Exchange, see “— The Transactions.”

The Adelphia Acquisition was designed to be a taxable acquisition of assets that would result in a tax basis in the acquired assets equal to the purchase price TW NY paid. The resulting step-up in the tax basis of the assets would increase future tax deductions, reduce future net cash tax payments and thereby increase TWC’s future cash flows. See “Management’s Discussion and Analysis of Results of Operations and Financial Condition — Recent Developments — Tax Benefits from the Transactions.”

TKCCP Dissolution

TKCCP, a 50-50 joint venture between TWC and Comcast, which, as of December 31, 2006, served approximately 1.6 million basic video subscribers throughout Houston, Kansas City, south and west Texas and New Mexico is in the process of being dissolved. In connection with the pending dissolution, on January 1, 2007, TKCCP distributed its assets to its partners. TWC received TKCCP’s cable systems in Kansas City, south and west Texas and New Mexico (the “Kansas City Pool”), which collectively served approximately 788,000 basic video subscribers as of December 31, 2006, and Comcast received the Houston cable systems (the “Houston Pool”). Comcast has refinanced the debt of TKCCP. TWC has not and will not assume any debt of TKCCP in connection with the distribution of TKCCP’s assets or the dissolution. See “Management’s Discussion and Analysis of Results of Operations and Financial Condition — Recent Developments — Dissolution of TKCCP.”

Caution Concerning Forward-Looking Statements and Risk Factors

This Annual Report on Form 10-K includes certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are based on management’s current expectations and are subject to uncertainty and changes in circumstances. Actual results may vary materially from the expectations contained herein due to changes in economic, business, competitive, technological and/or regulatory factors. For more detailed information about these factors, and risk factors with respect to the Company’s operations, see Item 1A, “Risk Factors” below and “Caution Concerning Forward-Looking Statements” in “Management’s Discussion and Analysis of Results of Operations and Financial Condition” in the financial section of this Report. TWC is under no obligation to (and expressly disclaims any obligation to) update or alter its forward-looking statements, whether as a result of new information, subsequent events or otherwise.

Available Information and Website

Although TWC and its predecessors have been in the cable business for over 30 years in various legal forms, Time Warner Cable Inc. was incorporated as a Delaware corporation on March 21, 2003. TWC’s annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to such reports filed with or furnished to the Securities and Exchange Commission (“SEC”) pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are available free of charge on the Company’s website at www.timewarnercable.com as soon as reasonably practicable after such reports are electronically filed with the SEC.

Corporate Structure

The following chart illustrates TWC’s corporate structure after giving effect to the dissolution of TKCCP (and the related distribution of a portion of its assets to TWC) and the distribution of shares of TWC Class A common stock by Adelphia to certain of its creditors. The subscriber numbers, long-term debt and preferred equity balances presented below are approximate as of December 31, 2006. Certain intermediate entities and certain preferred interests held by TWC or its subsidiaries are not reflected. The subscriber counts within each entity indicate the number of basic video subscribers attributable to cable systems owned by such entity. Basic video subscriber amounts reflect billable subscribers who receive TWC’s basic video service.

Time Warner Inc. ("Time Warner")
Class A and Class B Common Stock
Indirect
84.04%
Class A Common Stock
15.96%
Public Stockholders(5)
Time Warner Cable Inc. ("TWC")
(Obligor under $14.0 billion bank facilities and issuer of commercial paper; guarantor under TWE's $3.2 billion principal amount of debt securities)(1)(2)
100% common
Indirect
Time Warner Cable LLC (f/k/a TWE Holding I LLC)
0.9 million subscribers
87.57% common stock
100% voting common stock
Indirect
12.43% Non-voting common stock
TW NY Cable Holding Inc. ("TW NY Holding")
(Guarantor of TWC's bank facilities and commercial paper; guarantor under TWE's $3.2 billion principal amount of debt securities)(1)
100.0% common
42.51% GP
2.19% LP
Time Warner NY Cable LLC(3) ("TW NY")
(Issuer of $300 million of Series A Preferred Equity Membership Units held by third parties)
4.3 million subscribers
51.55% GP
3.75% LP
and $2.4 billion TWE preferred equity
2.9% economic interest and $1.2 billion TWE-A/N preferred equity interest
Time Warner Entertainment Company, L.P. ("TWE")
(Issuer of $3.2 billion principal amount of debt securities;(1) guarantor of TWC's bank facilities and commercial paper)
3.4 million subscribers
97.1%
economic interest and
$378 million TWE-A/N preferred equity interest
Time Warner Entertainment-Advance/Newhouse Partnership ("TWE-A/N")
4.8 million subscribers(4)

(1) The principal amount of TWE's debt securities excludes an unamortized fair value adjustment of $140 million.

(2) TWC is also the obligor under an intercompany loan from TWE with an aggregate principal amount of $2.3 billion.

(3) Time Warner NY Cable LLC is also the obligor under an intercompany loan from TWC with an aggregate principal amount of $8.7 billion.

(4) The subscribers and economic ownership interests listed in the chart for the Time Warner Entertainment-Advance/Newhouse Partnership relate only to those TWE-A/N systems in which TWC has an economic interest and over which TWC exercises day-to-day supervision. See "— Operating Partnerships and Joint Ventures — Description of Certain Provisions of the TWE-A/N Partnership Agreement" for a more detailed description of the TWE-A/N capital structure.

(5) Pursuant to the terms of Adelphia's plan of reorganization, approximately 75% of the shares of TWC Class A common stock that Adelphia received in the Adelphia Acquisition have been distributed to Adelphia's creditors as of February 20, 2007. The remaining shares are expected to be distributed during the coming months. See "— Overview."

Products and Services

TWC offers a variety of services over its broadband cable systems, including video, high-speed data and voice services. TWC markets its services separately and as “bundled” packages of multiple services and features. Increasingly, TWC’s customers subscribe to more than one of its services for a single price reflected on a single consolidated monthly bill.

Video Services

TWC offers a full range of analog and digital video service levels, including premium services such as HBO and Showtime, as well as advanced services such as VOD, HDTV, and set-top boxes equipped with digital video recorders (“DVRs”). The following table presents selected statistical data regarding TWC’s video services:

	As of December 31,
	2004	2005	2006
	(in thousands, except percentages)

Homes passed(1)	15,977	16,338	26,062
Basic subscribers(2)	9,336	9,384	13,402
Basic penetration(3)	58.4%	57.4%	51.4%
Digital subscribers	4,067	4,595	7,270
Digital penetration(4)	43.6%	49.0%	54.2%

(1)	Homes passed represent the estimated number of service-ready single residence homes, apartment and condominium units and commercial establishments passed by TWC’s cable systems without further extending TWC’s transmission lines.
(2)	Basic subscriber amounts reflect billable subscribers who receive basic video service.
(3)	Basic penetration represents basic subscribers as a percentage of homes passed.
(4)	Digital penetration represents digital subscribers as a percentage of basic video subscribers.

Analog services.  Analog video service is available in all of TWC’s operating areas. TWC typically offers two levels or “tiers” of service — Basic and Standard — which together offer, on average, approximately 70 channels for viewing on “cable-ready” television sets without the need for a separate set-top box.

•	Basic Tier — generally, broadcast television signals, satellite delivered broadcast networks and superstations, local origination channels, and public access, educational and government channels; and

•	Standard Tier — generally includes national, regional and local cable news, entertainment and other specialty networks, such as CNN, A&E, ESPN, CNBC and MTV.

TWC offers its Basic and Standard tiers for a fixed monthly fee. The rates TWC can charge for its “Basic” tier and certain video equipment are subject to regulation under federal law. See “— Regulatory Matters.”

In certain areas, TWC’s Basic and Standard tiers also include proprietary local programming devoted to the communities TWC serves. For example, TWC provides 24-hour local news channels in the following areas: NY1 News and NY1 Noticias in New York, NY; News 14 Carolina in Charlotte, Greensboro and Raleigh, NC; R News in Rochester, NY; Capital News 9 in Albany, NY; News 8 Austin in Austin, TX; and News 10 Now in Syracuse, NY. In most of these areas, these news channels are available exclusively on TWC’s cable systems.

As of December 31, 2006, 51.4% of TWC’s homes passed, or 13.4 million subscribers, subscribed to its basic services and, in the Legacy Systems, 56.7% of TWC’s homes passed, or 9.5 million subscribers, subscribed to its basic services. Although basic video subscriber penetration levels have generally been lower in the Acquired Systems, TWC believes it has an opportunity to increase the number of basic video subscribers in the Acquired Systems.

Digital services.  Subscribers to TWC’s digital video services receive up to 250 digital video and audio services (in digital format in most of the Legacy Systems) and services that may include:

•	Additional Cable Networks — up to 60 digitally delivered cable networks, including spin-off and successor networks to successful national cable services, new networks and niche programming services, such as Discovery Home and MTV2;

•	Interactive Program Guide — an on-screen interactive program guide that contains descriptions of available viewing options, enables navigation among these options and provides convenient parental controls and access to TWC’s On-Demand services, which are described below;

•	Premium and Multiplex Premium Channels — multi-channel versions of premium services, such as the suite of HBO networks, which includes HBO, HBO 2, HBO Signature, HBO Family, HBO Comedy, HBO Zone and HBO Latino;

•	Music Channels — up to 45 CD-quality genre-themed audio music stations;

•	Seasonal Sports Packages — packages of sports programming, such as “NBA League Pass” and “NHL Center Ice,” which provide multiple channels displaying games from outside the subscriber’s local area;

•	Digital Tiers — specialized tiers comprising thematically linked programming services, including sports and Spanish language tiers; and

•	Family Choice Tier — a specialized tier comprising about 15 standard and digital channels selected to be appropriate for family viewing based on ratings information provided by the programmers and based on TWC’s best judgment.

TWC’s analog and digital video subscribers pay a fixed monthly fee for the level of service they receive. Subscribers to premium channels are charged an additional monthly fee, with discounts generally available for the purchase of packages of more than one such service.

As of December 31, 2006, 54.2%, or approximately 7.3 million, of TWC’s basic video subscribers subscribed to its digital video services and, in the Legacy Systems, approximately 55.6%, or approximately 5.3 million, of its basic video subscribers subscribed to its digital video services. Although digital video penetration levels have been lower in the Acquired Systems, TWC believes it has an opportunity to increase the number of digital subscribers in the Acquired Systems.

On-Demand services.  TWC offers a number of On-Demand services that enable users to view what they want, when they want it. These services — which are provided only to TWC’s digital video customers — feature advanced functionality, such as the ability to pause, rewind and fast-forward the programming using TWC’s VOD system. TWC believes that access to On-Demand programming gives its existing analog subscribers and potential new subscribers a compelling reason to subscribe to its digital video service. TWC’s On-Demand products and services include:

•	Movies-on-Demand — offers a wide selection of movies and occasional special events to TWC’s digital video subscribers. In December 2006, TWC offered on average approximately 720 hours of this programming.

•	Subscription-Video-on-Demand — provides digital subscribers with On-Demand access to packages of programming that are either associated with a particular premium content provider, to which they already subscribe, such as HBO On-Demand, or are otherwise made available on a subscription basis. In December 2006, TWC offered on average approximately 460 hours of this programming. Certain selected packages of programming are available for an additional fee.

•	Free Video-on-Demand — provides digital subscribers with free On-Demand access to selected movies, programs and program excerpts from cable television networks such as A&E, PBS Sprout, Oxygen and CNN, as well as music videos, local programming and other content, and introduces subscribers to the convenience of TWC’s On-Demand services. In December 2006, TWC offered on average approximately 460 hours of this programming.

•	Start Over — uses TWC’s VOD technology to allow digital video customers to conveniently and instantly restart select programs then being aired by participating programming services. Users cannot fast forward through commercials while using Start Over, so traditional advertising economics are preserved for participating programming vendors. Introduced in TWC’s Columbia, South Carolina, division in 2005, TWC deployed this service in several areas during 2006 and expects to introduce it more broadly in 2007.

TWC charges for most of the movies that are made available in its Movies-on-Demand service on a per-use basis, but its subscription video-on-demand (“SVOD”) services are generally included in premium packages or are made available as part of a separate package of SVOD services.

DVRs.  Set-top boxes equipped with digital video recorders are available for a fixed monthly fee. These set-top boxes enable customers to:

•	pause and/or rewind “live” television programs;

•	record programs on a hard drive built into the set-top box by selecting the program’s title from the interactive program guide rather than by start and stop times;

•	pause, rewind and fast-forward recorded programs;

•	automatically record each episode or only selected episodes of a particular series without the need to reprogram the DVR;

•	watch one show while recording another;

•	record two shows at the same time; and

•	set parental controls on what can be recorded.

Initially introduced in 2002, TWC currently offers its DVR product to its digital video subscribers in all of the Legacy Systems. As of December 31, 2006, 34.0%, or approximately 2.5 million, of TWC’s digital video subscribers also received a DVR set-top box. Although penetration levels for DVRs have been lower in the Acquired Systems, TWC believes it has an opportunity to increase the number of DVR subscribers in the Acquired Systems. TWC charges an additional monthly fee for DVR set-top boxes over and above the normal set-top box charge. The monthly fee for DVR set-top boxes is subject to regulation. See “— Regulatory Matters” below.

High definition services.  TWC generally offers approximately 15 channels of high definition television, or HDTV, in each of its systems, mainly consisting of broadcast signals and standard and premium cable networks, as well as HDTV Movies-on-Demand in most of the Legacy Systems. HDTV provides a significantly clearer picture and improved audio quality. In most instances, customers who already subscribe to the standard-definition versions of these services, including in the case of broadcast stations those customers who receive only Basic service, are not charged for the high definition version of the channels. TWC also offers a package of HDTV channels for an additional monthly fee. Due to a number of factors, during the first quarter of 2007, TWC has experienced, and may continue to experience during the near term, difficulty in obtaining sufficient quantities of HDTV-capable set-top boxes to satisfy all consumer requests for such boxes. For more information, see Item 1A, “Risk Factors — Risks Related to Dependence on Third Parties — TWC may not be able to obtain necessary hardware, software and operational support.”

Interactive services.  TWC’s two-way digital cable infrastructure enables TWC to provide innovative interactive features and services. Examples of interactive services that TWC offers or is in the process of trialing or rolling out include:

•	Quick Clips — permits TWC’s digital subscribers to view on their televisions a variety of news, weather and sports content developed for web sites;

•	Instant News & More — allows TWC’s customers to gain access to information about the weather, sports, stocks, traffic, and other relevant data on TV;

•	Interactive voting and polling — allows live, on-screen voting to determine the outcome of a television show such as Bravo’s Top Chef and NBC’s Last Comic Standing, or to simply participate in a poll;

•	eBay on TV — allows TWC’s customers to place bids, track their progress, and raise their bids via set-top box alerts and their remote controls;

•	Football and Baseball Trackers — allow TWC’s customers to set a roster of players for whom they would like up-to-date statistics and alerts (e.g., such as when they score a touchdown or are injured); and

•	Bill paying and subscription upgrades — enable customers to engage in “self-help” for these frequent interactions with the cable company using their remote control.

High-speed Data Services

TWC offers residential and commercial high-speed data services to nearly 99% of its homes passed as of December 31, 2006. TWC’s high-speed data services provide customers with a fast, always-on connection to the Internet. Subscribers pay a monthly flat fee based on the level of service received. Due to their different characteristics, commercial and bulk subscribers are charged at different rates from residential subscribers.

The following table presents some statistical data regarding TWC’s high-speed data services:

	As of December 31,
	2004	2005	2006
	(in thousands, except percentages)

Service-ready homes passed(1)	15,870	16,227	25,691
Residential high-speed data subscribers	3,368	4,141	6,644
Residential high-speed data penetration(2)	21.2%	25.5%	25.9%
Commercial high-speed data subscribers	151	183	245

(1)	Service-ready homes passed represent the number of high-speed data service-ready single residence homes, apartment and condominium units and commercial establishments passed by TWC’s cable systems without further extending its transmission lines.
(2)	Residential high-speed data penetration represents residential high-speed data subscribers as a percentage of high-speed data service-ready homes passed.

High-speed data subscribers connect their personal computers or other broadband ready devices to TWC’s cable systems using a cable modem, which TWC provides at no charge or which subscribers can purchase themselves if they wish. TWC’s high-speed data service enables subscribers to connect to the Internet at speeds much greater than traditional dial-up telephone modems. In contrast to dial-up services, subscribers to TWC’s high-speed data service do not have to log in to their account each time they wish to access the service and can remain connected without being disconnected because of inactivity.

Road Runner.  As of December 31, 2006, TWC offered its Road Runner branded, high-speed data service to residential subscribers in virtually all of the Legacy Systems and approximately 80% of the Acquired Systems. TWC was providing the same high-speed data service provided prior to the Transactions in the rest of the Acquired Systems on a temporary basis. TWC expects to transition these pre-existing high-speed data services to Road Runner before the end of 2007.

TWC’s Road Runner service provides communication tools and personalized services, including e-mail, PC security, parental controls, news group, online radio and personal home pages. Electronic messages can be personalized with photo attachments or video clips. The Road Runner portal provides access to content and media from local, national and international providers and topic-specific channels including games, news, sports, autos, kids, music, movie listings, and shopping sites.

TWC offers multiple tiers of Road Runner service, each with different operating characteristics and a different monthly fee. In recent years, TWC has steadily increased maximum download speeds in response to competitive factors and TWC anticipates that it will continue to be able to do so for the foreseeable future.

Road Runner was a recipient of the SATMetrics award for highest consumer “likelihood to recommend” in 2006, well ahead of all other cable providers, digital subscriber line (“DSL”) providers, and other Internet service providers (“ISPs”). In addition to Road Runner, most of TWC’s cable systems provide high-speed access to the services of certain other on-line providers, including EarthLink.

Time Warner Cable Business Class.  TWC offers commercial customers a variety of high-speed data services, including Internet access, website hosting and managed security. These services are offered to a broad range of businesses and are marketed under the “Time Warner Cable Business Class” brand. TWC expects that small to medium-sized businesses will increasingly find the need to purchase high-speed data services and intends to pursue opportunities in this area.

In addition to the residential subscribers and commercial accounts serviced through TWC’s cable systems, TWC provides its Road Runner high-speed data service to third parties for a fee.

Voice Services

Digital Phone.  Digital Phone is the newest of TWC’s core services, having been launched broadly across the Legacy Systems in 2004. Most of TWC’s customers receive a Digital Phone package that provides unlimited local, in-state and U.S., Canada and Puerto Rico long-distance calling and a number of calling features for a fixed monthly fee. During 2006, TWC introduced a lower priced unlimited in-state only calling plan to serve those of its customers that do not use long-distance services extensively, as well as second line service. TWC expects to introduce additional calling plans in the future. TWC’s Digital Phone plans include, among others, the following calling features:

•	Call Waiting;

•	Caller ID;

•	Voicemail;

•	Call Forwarding;

•	Speed Dial;

•	Anonymous Call Reject;

•	International Direct Dial service;

•	3-way calling;

•	Enhanced 911 Service, which allows TWC’s customers to contact local emergency services personnel by dialing 911. With Enhanced 911 service, the customer’s address and phone number will automatically display on the emergency dispatcher’s screen; and

•	Customer Service (611).

As of December 31, 2006, Digital Phone had been launched in all of the Legacy Systems and was available to nearly 94% of the homes passed in those systems. At that time, TWC had approximately 1.9 million Digital Phone customers and penetration of voice service to serviceable homes was approximately 11%. Since no comparable IP-based telephony service was available in the Acquired Systems at the time of acquisition, the continued introduction of Digital Phone in the Acquired Systems, separately and as part of a bundle, is a high priority. As of December 31, 2006, Digital Phone was available in some of the Acquired Systems on a limited basis. TWC expects to roll out Digital Phone across the Acquired Systems during 2007.

As an adjunct to TWC’s existing commercial high-speed data business, TWC intends to introduce a commercial voice service to small- to medium-sized businesses in most of the Legacy Systems during 2007.

Digital Phone is delivered over the same system facilities TWC uses to provide video and high-speed data services. TWC provides customers with a voice-enabled cable modem that digitizes voice signals and routes them as data packets, using IP technology, over its own managed broadband cable systems. Calls to destinations outside of TWC’s cable systems are routed to the traditional public switched telephone network. Unlike Internet phone providers, such as Vonage and Lingo, which utilize the Internet to transport telephone calls, TWC’s Digital Phone service uses only TWC’s own managed network and the public switched telephone network to route calls. TWC believes its managed approach to delivery of voice services allows it to better monitor and maintain call and service quality.

TWC has agreements with Verizon Communications, Inc. (“Verizon”) and Sprint Nextel Corporation (“Sprint”) under which these companies assist TWC in providing Digital Phone service by routing voice traffic to the public switched telephone network, delivering enhanced 911 service and assisting in local number portability and long distance traffic carriage. In July 2006, TWC agreed to expand its multi-year relationship with Sprint as its primary provider of these services, including in the Acquired Systems. See Item 1A, “Risk Factors — Risks Related to Dependence on Third Parties — TWC may not be able to obtain necessary hardware, software and operational support.”

Circuit-switched Telephone.  In the Exchange, TWC acquired customers in the Comcast Acquired Systems who receive traditional, circuit-switched local and long distance telephone services. TWC continues to provide traditional, circuit-switched services to those subscribers and will continue to do so for some period of time, while it will simultaneously market its Digital Phone product to those customers. After some period of time, TWC intends to discontinue the circuit-switched offering in accordance with regulatory requirements, at which time the only voice services provided by TWC in those systems will be its Digital Phone service.

Service Bundles

In addition to selling its services separately, TWC is focused on marketing differentiated packages of multiple services and features, or “bundles,” for a single price. Increasingly, many of TWC’s customers subscribe to two or three of its services. The bundle represents a discount from the price of buying the services separately and the convenience of a single monthly bill. TWC believes that these “Double Play” and “Triple Play” offerings increase its customers’ satisfaction with TWC, increase customer retention and encourage subscription to additional features. In the Legacy Systems as of December 31, 2006, 46.1% of TWC’s customers, received at least two services. The table below sets forth the number of TWC’s “Double Play” and “Triple Play” customers as of the dates indicated.

	As of December 31,
	2004	2005	2006(1)
	(in thousands)

Double Play	2,850	3,099	4,647
Triple Play	145	760	1,523

(1)	Double Play and Triple Play subscribers include approximately 68,000 and 24,000 subscribers, respectively, acquired from Comcast in the Exchange who receive traditional, circuit-switched telephone service.

Cross-platform Features

In support of TWC’s bundled services strategy, TWC is developing features that operate across two or more of its services. For example, TWC has begun to offer customers who subscribe to both Time Warner Digital Cable and Digital Phone, at no charge, a Caller ID on TV feature that displays incoming call information on the customer’s television set. In July 2006, TWC introduced a new feature called “PhotoShowTV” in its Oceanic division in Hawaii that gives customers who subscribe to both Time Warner Digital Cable and Road Runner high-speed online service the ability to create and share their personal photo shows with TWC’s other Time Warner Cable digital video customers using TWC’s VOD technology.

New Opportunities

Commercial Voice

TWC believes that continued innovation on its advanced cable infrastructure may create additional business opportunities in the future. One such opportunity is the offering of IP-based telephony service to commercial customers as an adjunct to TWC’s existing commercial data business. TWC intends to introduce a commercial voice service to small- to medium-sized businesses in most of the Legacy Systems during 2007.

Wireless Joint Ventures

In November 2005, TWC and several other cable companies, together with Sprint, announced the formation of a joint venture to develop integrated video entertainment, wireline and wireless data and communications products and services. In 2006, TWC began offering a service bundle that includes Sprint wireless voice service in limited operating areas and will continue to roll out this product during 2007. The package contains some wireline/wireless integration, such as a common voice mail-box for both the home and wireless phone. See Item 1A, “Risk Factors — Risks Related to Competition — TWC’s competitive position could suffer if TWC is unable to develop a compelling wireless offering.”

A separate joint venture formed by the same parties participated in the Federal Communication Commission (the “FCC”) Auction 66 for Advanced Wireless Spectrum (“AWS”), and was the winning bidder of 137 licenses. These licenses cover 20 MHz of AWS in about 90% of the continental United States and Hawaii. The FCC awarded these licenses to the venture on November 29, 2006. There can be no assurance that the venture will successfully develop mobile and related services. Under the joint venture agreement, Sprint has the ability to exit the venture upon 60 days’ notice and to require that the venture purchase its interests for an amount equal to Sprint’s capital contributions to that point. In addition, under certain circumstances, the cable operators that are members of the venture have the ability to exit the venture and receive, subject to certain limitations and adjustments, AWS licenses covering their operating areas.

Advertising

TWC sells advertising time to a variety of national, regional and local businesses. As part of the agreements under which TWC acquires video programming, TWC typically receives an allocation of scheduled advertising time in such programming, generally two minutes per hour, into which its systems can insert commercials, subject to limitations regarding subject matter. The clustering of TWC’s systems expands the share of viewers that TWC reaches within a local designated market area, which helps TWC’s local advertising sales personnel to compete more effectively with broadcast and other media. Following the Transactions, TWC now has a strong presence in the country’s two largest advertising markets, New York, New York, and Los Angeles, California.

In addition, in many locations, contiguous cable system operators have formed advertising “interconnects” to deliver locally inserted commercials across wider geographic areas, replicating the reach of the broadcast stations as much as possible. As of December 31, 2006, TWC participated in local advertising interconnects in 23 markets, including three markets covered by the Acquired Systems. TWC’s local cable news channels also provide TWC with opportunities to generate advertising revenue.

TWC is exploring various means by which it could utilize its advanced services, such as VOD and interactive TV to increase advertising revenues. For example, in 2006 TWC launched Movie Trailers on-Demand, an ad-supported VOD channel which provides advertisers a way to reach customers as they are browsing movie previews; DriverTV, an ad-supported VOD channel which provides advertisers a way to reach customers interested in learning about new cars; and Expo TV, an ad-supported VOD channel which provides advertisers a way to reach customers interested in viewing infomercial and local advertising. With TWC’s interactive TV technology, TWC now offers advertisers new tools. For example, in upstate New York, TWC provides overlays that enable customers to request information, to “telescope” from a traditional advertisement to a long form VOD segment regarding the advertised product, to vote on a hot topic or receive more specific additional information. These tools can be used to provide advertisers with important feedback about the impact of their advertising efforts.

Marketing and Sales

TWC seeks to deepen its relationships with existing customers, thereby increasing the amount of revenue it obtains from each home it serves and increasing customer retention, as well as to attract new customers. TWC’s marketing is focused on conveying the benefits of its services — in particular, the way its services can enhance and simplify customers’ lives — to these target groups. TWC’s marketing strategy focuses on bundles of video, data and voice services, including premium services, offered in differentiated but easy to understand packages. These bundles provide discounted pricing as compared with the aggregate prices for the services provided if they were purchased separately, in addition to the convenience of a single bill. TWC generally markets bundles with entry level pricing, which provide its customer care representatives the opportunity to offer additional services or upgraded levels of existing services that are relevant to targeted customer groups.

To support these efforts, TWC utilizes its brand and the brand statement, The Power of Youtm, in conjunction with a variety of integrated marketing, promotional and sales campaigns and techniques. TWC’s advertising is intended to let its diverse base of subscribers and prospects know that it is a customer-centric company — one that empowers customers by providing maximum choice, convenience and value — and that TWC is committed to exceeding expectations through innovative product offerings and superior customer service. TWC’s message is supported across broadcast, its own cable systems, print, radio and other outlets including outdoor advertising, direct mail, e-mail, on-line advertising, local grassroots efforts and non-traditional media.

TWC also employs a wide range of direct channels to reach its customers, including outbound telemarketing and door-to-door sales. In addition, TWC uses customer care channels and inbound call centers to increase awareness of its products and services offered. Creative promotional offers are also a key part of TWC’s strategy, and an area where TWC works with third parties such as consumer electronics manufacturers and cable programmers. TWC also is developing new sales channels through agreements with local and national retail stores, where TWC’s satellite competitors have a strong presence.

TWC has been developing and implementing a number of technology-based tools and capabilities. These initiatives include the development of customized data storage and flexible access tools. This infrastructure will ensure that critical customer information is in the hands of customer service representatives as they interact with customers and prospects and on an aggregate basis to help TWC develop marketing programs.

Each of TWC’s local operations has a marketing and sales function responsible for selecting the relevant marketing communications, pricing and promotional offers for the products and services being sold and the consumer segments being targeted. The marketing and sales strategy is developed in coordination with its regional and corporate marketing teams, with execution by the local operating division.

TWC also maintains a sales presence in a number of retail locations across the markets it serves. This retail presence enables both new and existing customers to learn more about TWC, and purchase its products and services. TWC maintains dedicated customer service centers that allow for the resolution of billing and service issues as well as facilitate the sale of new products and services. TWC’s centers are located in its local administrative offices or operations centers, independent facilities or kiosks or booths within larger retail establishments, such as shopping malls.

Customer Care

TWC believes that superior customer care can help increase customer satisfaction, promote customer loyalty and lasting customer relationships, and increase the penetration of its services. TWC is committed to putting its customers at the center of everything it does and is making significant investments in technology and people to support this commitment.

TWC’s customer call centers use a range of software and systems to try to ensure the most efficient and effective customer care possible. For instance, many of TWC’s customer call centers utilize workforce and call flow management systems to route the millions of calls it receives each month to available representatives and to maximize existing resources. Customer representatives have access to desktop tools to provide the information TWC’s customers need, reducing call handling time. These desktop tools provide the representative with timely, valuable information regarding the customer then calling (e.g., notifying the representative if the customer has called previously on the same issue or helping to identify a new service in which the customer might be interested). TWC uses quality assurance software that monitors both the representative’s customer interactions and the desktop tools the representative selects during each call.

Many of TWC’s divisions are utilizing interactive voice recognition systems and on-line customer care systems to allow customers to obtain information they require without the need to speak with a customer care representative. Most customers who wish or need to speak with a representative will talk to a locally-based representative, which enables TWC to respond to local customer needs and preferences. However, some specialized care functions, such as advanced technical support for TWC’s high-speed data service, are handled regionally or nationally.

In order to enhance customer convenience and satisfaction, TWC has implemented a number of customer care initiatives. Depending on location, these may include:

•	two-hour appointment windows with an on-time guarantee;

•	customer loyalty and reward programs;

•	weekend, evening and same-day installation and trouble-shooting service appointments;

•	payment and/or billing information through the Internet or by phone; and

•	follow-up calls to monitor satisfaction with installation or maintenance visits.

TWC also provides “Answers on Demand,” which allows customers to select discrete help topics from a menu and then view interactive videos that answer their questions. Customers can access Answers on Demand either on-line or on their television set (using TWC’s VOD technology).

Technology

TWC’s Cable Systems

TWC’s cable systems employ a flexible and extensible network architecture known as “hybrid fiber coax,” or “HFC.” TWC transmits signals on these systems via laser-fed fiber optic cable from origination points known as “headends” and “hubs” to a group of distribution “nodes,” and use coaxial cable to deliver these signals from the individual nodes to the homes they serve. TWC pioneered this architecture and received an Emmy award in 1994 for its HFC development efforts. HFC architecture allows the delivery of two-way video and broadband transmissions, which is essential to providing advanced video services, like VOD, Road Runner high-speed data services and Digital Phone.

HFC architecture is the cornerstone technology in TWC’s digital cable systems. HFC architecture provides TWC with numerous benefits, including the following:

•	Reliability. HFC enables the delivery of highly dependable traditional and two-way video and broadband services.

•	Signal quality. HFC delivers very clean signal quality, which permits TWC to provide excellent video signals, as well as facilitating the delivery of advanced services like VOD, high-speed data and voice services.

•	Flexibility. HFC utilizes optical networking that allows inexpensive and efficient bandwidth increases and takes advantage of favorable cost and performance curves.

•	Adaptability. HFC is highly adaptable, and allows TWC to utilize new networking techniques that afford increased capacity and performance without costly upgrades.

As of December 31, 2006, almost all of the homes passed in the Legacy Systems and, according to TWC’s estimates, approximately 94% of the homes passed in the Acquired Systems were served by plant that had been upgraded to provide at least 750MHz of capacity. Carriage of analog programming (approximately 70 channels per system) uses about two thirds of a typical system’s capacity leaving capacity for digital video, high-speed data and voice products. Digital signals, including video, high-speed data and voice signals, can be carried more efficiently than analog signals. Generally 10 to 12 digital channels or their equivalent can be broadcast using the same amount of capacity required to broadcast just one analog channel. TWC is in the process of upgrading the plant in the Acquired Systems to TWC’s Legacy Systems’ standards.

TWC believes that its network architecture is sufficiently flexible and extensible to support TWC’s current requirements. However, in order for TWC to continue to innovate and deliver new services to its customers, as well as meet competitive imperatives, TWC anticipates that it will need to increase the amount of usable bandwidth available to TWC in most of its systems over the next few years. TWC believes that this can be achieved largely through the maximization and careful management of its systems’ existing bandwidth, without costly upgrades. For example, to accommodate increasing numbers of HDTV channels and other demands for greater capacity in TWC’s network, in certain areas TWC has begun deployment of a technology known as switched digital video (“SDV”). SDV ensures that only those channels that are being watched within a given grouping of households are being transmitted to those households. Since it is generally the case that not all channels are being watched at all times by a given group of households, this frees up capacity that can then be made available for other uses. This expansion of network capacity does not rely on extensive upgrade construction. Instead, TWC invests in switching equipment in its headends and hubs and, as necessary, segments its plant to ensure that switches and lasers are shared among fewer households. As a result of this process, capacity is made available for new services, including HDTV channels.

Video, High-speed Data and Voice Distribution

In most systems, TWC delivers its services via laser-fed fiber optic cable from the headend, either directly or via a hub, to a group of nodes, and uses coaxial cable to deliver these signals and services from individual nodes to the homes they serve. A typical hub provides service to approximately 20,000 homes, and TWC’s average node provides service to approximately 500 homes.

National and regional video services are generally delivered to TWC through satellites that are owned or leased by the relevant programmer. These services’ signals are transmitted to downlink facilities located at TWC’s headends. Local video signals, including local broadcast signals, are picked up by antennae or are delivered to TWC’s headends via fiber connection. VOD content is received using a variety of these methods and generally stored on servers located at each system’s headend.

TWC delivers high-speed data services to its subscribers through its HFC network, its regional fiber networks that are either owned by TWC or leased from third parties, including, in some instances, AOL LLC (formerly America Online, Inc., “AOL”), a subsidiary of Time Warner, and through backbone networks that provide connectivity to the Internet and are operated by third parties, including AOL. TWC pays fees for leased circuits based on the amount of capacity used and pays for Internet connectivity based either on a fixed fee for a specified amount of available capacity or on the amount of data traffic received from and sent over the provider’s backbone network. TWC provides all major high-speed data customer service applications and monitors its IP network, through its operation of two national data centers, eight regional data centers and two network operations centers, including one acquired in the Adelphia Acquisition.

TWC delivers Digital Phone voice services to its customers over the same system facilities used to provide video and high-speed data services. TWC provides Digital Phone customers with a voice-enabled cable modem that digitizes voice signals and routes them as data packets, using “Internet protocol,” a common standard for the packaging of data for transmission, over the cable system to one of TWC’s regional data centers. At the regional data center, a “softswitch” routes the data packets as appropriate based on the call’s destination. Calls destined for end users outside of TWC’s network are routed through devices called “session border controllers” in the session initiation protocol format and delivered to TWC’s wholesale service providers. Such calls are then routed to a traditional public telephone switch, operated by one of TWC’s wholesale service providers, and then to their final destination (e.g., a residential or business end-user, a 911 dispatcher, or an operator). Calls placed outside of TWC’s network and intended for TWC’s subscribers follow a reverse route. Calls entirely within TWC’s network are generally routed by the softswitch to the appropriate end user without the use of a traditional public telephone switch.

Set-top Boxes

TWC’s Basic and Standard tier subscribers generally do not require a set-top box to view their video services. However, because TWC’s digital signals and signals for premium programming are secured, TWC’s digital video customers receiving one-way (i.e., non-interactive) programming, such as premium channels and digital cable networks, can only receive such channels if they have a digital set-top box or if they have a “digital cable ready” television or similar device equipped with a CableCARD (discussed below). Customers receiving TWC’s two-way video services, such as VOD and TWC’s interactive program guide, must have a digital set-top box that TWC provides to receive these services. Each of TWC’s cable systems uses one of only two “conditional access” systems to secure signals from unauthorized receipt, the intellectual property rights to which are controlled by set-top box manufacturers. In part as a result of the proprietary nature of these conditional access schemes, TWC currently purchases set-top boxes from a limited number of suppliers. For more information, see Item 1A, “Risk Factors — Risks Related to Dependence on Third Parties — TWC may not be able to obtain necessary hardware, software and operational support.” The cable industry has recently entered into agreements with certain consumer electronics manufacturers under which they will shortly complete development of a limited number of “interactive digital cable ready” televisions (i.e., sets capable of utilizing its two-way services without the need for a set-top box). TWC has begun ordering some set-top boxes from some of these manufacturers as well. TWC’s purchasing agreements generally provide TWC with “most favored nation” treatment under which the suppliers must offer TWC favorable price terms, subject to some limitations.

Historically, TWC has also relied primarily on set-top box suppliers to create the applications and interfaces TWC makes available to its customers. Although TWC believes that its current applications and interfaces are compelling to customers, the lack of compatibility among set-top box operating systems has in the past hindered applications development. This is beginning to change somewhat, as third parties have begun to develop interactive applications, such as gaming and polling applications, notwithstanding the lack of common platform among set-top box schemes. Over the last few years, TWC has been developing its own interactive program guide and user interface, which TWC began to deploy during 2006.

As described below under “— Set-top Box Developments,” as current technological and compatibility issues for set-top box applications are resolved and a common platform for set-top box applications emerges, TWC expects that applications developers will devote more time and resources to the creation of innovative digital platform products, which should enable TWC to offer new features to its subscribers in the future.

Set-top Box Developments

There have been a number of market and regulatory developments in recent years that may impact the costs and benefits to TWC of providing customers with set-top boxes.

“Plug and play.”  In December 2002, cable operators and consumer-electronics companies entered into a standard-setting agreement, known as the “plug and play agreement,” relating to interoperability between cable systems and reception equipment. The FCC promulgated rules to implement the agreement, under which cable systems with activated spectrum of 750MHz or higher must, among other things, support “digital cable ready” consumer electronic devices (e.g., televisions) equipped with a slot for a CableCARD. The CableCARD performs certain security functions normally handled by the kinds of set-top boxes TWC leases to customers. By inserting a cable-operator provided CableCARD into this slot, the device is able to tune and receive encrypted (or “scrambled”) digital signals without the need for a separate set-top box.

The plug and play agreement and the FCC rules address only “unidirectional” devices (i.e., devices capable of utilizing only cable operators’ one-way transmission services) and not devices capable of carrying two-way services, such as interactive program guides and VOD. As a result, those of TWC’s customers who use a CableCARD equipped television set, and who do not have a set-top box, cannot access these advanced services. If a significant number of TWC’s subscribers decline set-top boxes in favor of one-way devices purchased at retail, it could have an adverse effect on TWC’s business. For more information, see Item 1A, “Risk Factors — Risks Related to Dependence on Third Parties — The adoption of, or the failure to adopt, certain consumer electronics devices may negatively impact TWC’s offerings of new and enhanced services.” Cable operators, consumer-electronics companies and other market participants have been holding discussions that may lead to a similar set of interoperability agreements covering digital devices capable of carrying cable operators’ two-way, interactive products and services. Although efforts to reach an inter-industry agreement on two-way interoperability standards have not yielded results, as noted above, certain consumer electronics manufacturers have entered into direct agreements with the cable industry under which they will shortly complete development of a limited number of two-way capable television sets.

If two-way interoperability standards can be agreed upon, or if other efforts to enable consumer electronics devices to securely receive and utilize TWC’s two-way services are successful, TWC’s business could be benefited.

First, consumer electronic companies could manufacture set-top boxes without the need to license TWC’s current suppliers’ conditional access technology, which could lead to greater competition and innovation. Second, if customers widely adopted such devices sold at retail, it would likely reduce TWC’s set-top box capital expenditures and the need for installation appointments in homes already wired for cable. However, TWC could suffer a decline in set-top box revenues. Furthermore, in the long term, as interoperability for two-way devices evolves, consumer electronics companies may be more willing to develop products that make enhanced use of digital cable’s capabilities, expanding the range of services TWC could offer.

Under another set of FCC regulations, which are scheduled to go into effect on July 1, 2007, cable operators must cease placing into service new set-top boxes with security functions built into the box. In other words, beginning on that date, new set-top boxes deployed by cable operators will be required to utilize a CableCARD or similar means of separating security functions from other set-top box functions. See “— Regulatory Matters — Communications Act and FCC Regulation — Other regulatory requirements of the Communications Act and the FCC” below. The provision of set-top boxes that accept a CableCARD, or similar separate security device, will significantly increase per-unit set-top box costs as compared with the set-top boxes TWC currently buys, which utilize integrated security. See Item 1A, “Risk Factors—Risks Related to Government Regulation — The FCC’s set-top box rules could impose significant additional costs on TWC.” The FCC has also ordered the cable industry to investigate and report on the possibility of implementing a downloadable security system that would be accessible to all set-top devices. If the implementation of such a system proves technologically feasible, this may eliminate the need for consumers to lease separate conditional-access security devices.

Open cable application platform.  CableLabs, a nonprofit research and development consortium founded by members of the cable industry, has put forward a set of hardware and software specifications known as OpenCable, which represent an effort to achieve compatibility across cable network interfaces. The OpenCable software specification, which is known as “open cable application platform,” or “OCAP,” is intended to create a common platform for set-top box applications regardless of what operating system the box uses. The OpenCable specification is consistent with the CableCARD specification promulgated under the FCC’s plug and play rules and the encryption technology that allows the CableCARD to securely communicate with the host device. If widely adopted, OCAP could spur innovation in applications for set-top boxes and cable-ready consumer electronics devices. Furthermore, the availability of multi-platform set-top box applications should, together with the move toward separable conditional access systems, help to make set-top boxes more fungible, resulting in increased competition among manufacturers.

Content and Equipment Suppliers

Video Programming Content

TWC believes that offering a wide variety of programming is an important factor influencing a subscriber’s decision to subscribe to and retain TWC’s video services. TWC devotes considerable resources to obtaining access to a wide range of programming that it believes will appeal to both existing and potential subscribers.

Cable television networks.  The terms and conditions of carriage of cable programming services are generally established through written affiliation agreements between programmers, including affiliates of Time Warner, and TWC. Most cable programming services are available to TWC for a fixed monthly per subscriber fee, which sometimes includes a volume discount pricing structure. However, payments to the providers of some premium channels, may be based on a percentage of TWC’s gross receipts from subscriptions to the channels. For home shopping channels, TWC does not pay and generally receives a percentage of the amount spent on home shopping purchases that is attributable to TWC’s subscribers and in some instances receive minimum guarantees.

TWC’s programming contracts usually continue for a fixed period of time, generally from three to seven years. TWC believes that its ability to provide compelling programming packages is best served when TWC has maximum flexibility to determine on which systems and tiers a programming service will be carried. Sometimes, TWC’s flexibility is limited by the affiliation agreement. It is often necessary to agree to carry a particular programming service in certain of TWC’s cable systems and/or carry the service on a specific tier. In some cases, it is necessary for TWC to agree to distribute a programming service to a minimum number of subscribers or to a minimum percentage of its subscribers.

Broadcast television signals.  Generally, TWC carries all local full power analog broadcast stations serving the areas in which TWC provides cable service. In most areas, TWC also carries the digital broadcast signals of a number of these stations. In some cases, TWC carries these stations under the FCC “must-carry” rules. In other cases, TWC must negotiate with the stations’ owners for the right to retransmit these stations’ signals. For more information, see “— Regulatory Matters” below. Currently, TWC has multi-year retransmission consent agreements in place with most of the retransmission consent stations it carries. In other cases, TWC is carrying stations under short-term arrangements while it negotiates new long-term agreements.

Pay-Per-View and On-Demand content.  Generally, TWC obtains rights to carry movies on an on-demand basis, as well as Pay-Per-View events, through iN Demand, a company in which TWC holds a minority interest. iN Demand negotiates with motion picture studios to obtain the relevant distribution rights. In some instances, TWC has contracted directly with the motion picture studios for the rights to carry their movies on an on-demand basis. Movies-on-Demand content is generally provided to TWC under a revenue-sharing arrangement, although in some cases there are minimum guaranteed payments required.

TWC’s ability to get access to current hit films in a timely fashion is hampered to some extent by the traditional sequence of Hollywood’s distribution “windows.” Typically, after theatrical release, films are made available to home video distributors on an exclusive basis for a set period of time, currently about 45 days. It is only after home video has enjoyed its exclusive window that Movies-on-Demand and Pay-Per-View distributors can gain access to the content. It is possible that subscriber purchases of Movies-on-Demand would increase if TWC was able to provide hit films during the home video window. However, despite efforts to do so, TWC has been unable to obtain the right to offer current hit films during this window.

In line with TWC’s goal of offering a wide variety of programming that will appeal to both existing and potential subscribers, TWC is trying to maximize the quantity and quality of all of its video offerings, especially its VOD offerings. As additional VOD content becomes available TWC evaluates it to determine if it meets TWC’s standards and to the extent it does, TWC begins offering it to TWC’s digital subscribers.

TWC obtains SVOD and other “free on-demand” content directly from the relevant content providers.

Set-top boxes.  TWC purchases set-top boxes, and CableCARDs (which enable some digital televisions and other devices to receive certain non-interactive digital services without a set-top box) from a limited number of suppliers. TWC leases these devices to subscribers at monthly rates. TWC’s video equipment fees are regulated. Under FCC rules, cable operators are allowed to set equipment rates for set-top boxes, CableCARDs and remote controls on the basis of actual capital costs, plus an annual after-tax rate of return of 11.25%, on the capital cost (net of depreciation). This rate of return allows TWC to economically provide sophisticated customer premises equipment to subscribers. Certain FCC regulations relating to set-top box equipment, slated to come into effect in 2007, are expected to increase TWC’s set-top box costs. See “— Technology — Set-top Boxes” above and “— Regulatory Matters” below.

Competition

TWC faces intense competition from a variety of alternative information and entertainment delivery sources, principally from direct-to-home satellite video providers and certain regional telephone companies, each of which offers or will shortly be able to offer a broad range of services through increasingly varied technologies. In addition, technological advances will likely increase the number of alternatives available to TWC’s customers from other providers and intensify the competitive environment. See Item 1A, “Risk Factors — Risks Related to Competition.”

Principal Competitors

Direct broadcast satellite.  TWC’s video services face competition from direct broadcast satellite services, such as the Dish Network and DirecTV. DirecTV and Dish Network offer satellite-delivered pre-packaged programming services that can be received by relatively small and inexpensive receiving dishes. The video services provided by these satellite providers are comparable, in many respects, to TWC’s analog and digital video services, and direct broadcast satellite subscribers can obtain satellite receivers with integrated digital video recorders from those providers as well. Both major direct broadcast satellite providers have entered into co-

marketing arrangements with regional telephone companies that allow these telephone companies to offer customers a bundle of video, telephone and DSL services, which competes with TWC’s “Triple Play” of video, high-speed data and Digital Phone services.

Incumbent local telephone companies.  TWC’s high-speed data and Digital Phone services face competition from the DSL and traditional phone offerings of incumbent local telephone companies in most TWC operating areas. In some cases, DSL providers have partnered with ISPs such as AOL, which may enhance DSL’s competitive position. In addition, some incumbent local telephone companies, such as AT&T Inc. (“AT&T”) and Verizon, have undertaken fiber-optic upgrades of their networks. The technologies they are using, such as fiber-to-the-node (“FTTN”) and fiber-to-the-home (“FTTH”), are capable of carrying two-way video, high-speed data with substantial bandwidth and IP-based telephony services, each of which is similar to the comparable services TWC offers. These networks allow for the marketing of service bundles of video, data and voice services and these companies also have the ability to include wireless services provided by owned or affiliated companies in bundles that they may offer.

Cable overbuilds.  TWC operates its cable systems under non-exclusive franchises granted by state or local authorities. The existence of more than one cable system, including municipality-owned systems, operating in the same territory is referred to as an “overbuild.” In some of TWC’s operating areas, other operators have overbuilt TWC’s systems and/or offer video, data and voice services in competition with TWC.

Satellite Master Antenna Television (“SMATV”).  Additional competition comes from private cable television systems servicing condominiums, apartment complexes and certain other multiple dwelling units, often on an exclusive basis, with local broadcast signals and many of the same satellite-delivered program services offered by franchised cable systems. Some SMATV operators now offer voice and high-speed data services as well.

Wireless Cable/Multi-channel Microwave Distribution Services (“MMDS”).  TWC faces competition from wireless cable operators, including digital wireless operators, who use terrestrial microwave technology to distribute video programming and some of which now offer voice and high-speed data services.

Other Competition and Competitive Factors

Aside from competing with the video, data and voice services offered by direct broadcast satellite providers, local incumbent telephone companies, cable overbuilders and some SMATVs and MMDSs, each of TWC’s services also faces competition from other companies that provide services on a stand-alone basis.

Video competition.  TWC’s video services face competition on a stand-alone basis from a number of different sources, including:

•	local television broadcast stations that provide free over-the-air programming which can be received using an antenna and a television set;

•	local television broadcasters, which in selected markets sell digital subscription services; and

•	video programming delivered over broadband Internet connections.

TWC’s VOD services compete with online movie services, which are delivered over broadband Internet connections, and with video stores and home video products.

“Online” competition.  TWC’s high-speed data services face or may face competition from a variety of companies that offer other forms of online services, including low cost dial-up services over ordinary telephone lines, and developing technologies, such as Internet service via power lines, satellite and various wireless services (e.g., Wi-Fi), including those of local municipalities.

Digital Phone competition.  TWC’s Digital Phone service also competes with wireless phone providers and national providers of Internet-based phone products such as Vonage. The increase in the number of different technologies capable of carrying voice services has intensified the competitive environment in which TWC’s Digital Phone service operates.

Additional competition.  In addition to multi-channel video providers, cable systems compete with all other sources of news, information and entertainment, including over-the-air television broadcast reception, live events, movie theaters and the Internet. In general, TWC also faces competition from other media for advertising dollars. To the extent that TWC’s products and services converge with theirs, TWC competes with the manufacturers of consumer electronics products. For instance, TWC’s digital video recorders compete with similar devices manufactured by consumer electronics companies.

Franchise process.  Under the Cable Television Consumer Protection and Competition Act of 1992, franchising authorities are prohibited from unreasonably refusing to award additional franchises. In December 2006, the FCC adopted an order intended to make it easier for competitors to obtain franchises, by defining when the actions of county- and municipal-level franchising authorities will be deemed to be unreasonable as part of the franchising process. The order, among other things, establishes deadlines for franchising authorities to act on competitive franchise applications; prohibits franchising authorities from placing unreasonable build-out demands on competitive applicants; and prohibits franchising authorities from requiring competitive applicants to undertake certain obligations concerning the provision of public, educational, and governmental access programming. Furthermore, legislation supported by regional telephone companies has been proposed at the state and federal level and enacted in a number of states to allow these companies to enter the video distribution business without obtaining local franchise approval and often on substantially more favorable terms than those afforded TWC and other existing cable operators. Legislation of this kind has been enacted in California, New Jersey, North Carolina, South Carolina and Texas. See Item 1A, “Risk Factors — Risks Related to Government Regulation.”

Employees

As of February 1, 2007, TWC had approximately 43,000 employees, including approximately 1,700 part-time employees. Approximately 5.0% of TWC’s employees are represented by labor unions. TWC considers its relations with its employees to be good.

Regulatory Matters

TWC’s business is subject, in part, to regulation by the FCC and by most local and some state governments where TWC has cable systems. In addition, TWC’s business is operated subject to compliance with the terms of the Memorandum Opinion and Order issued by the FCC in July 2006 in connection with the regulatory clearance of the Transactions (the “Adelphia/Comcast Transactions Order”). In addition, various legislative and regulatory proposals under consideration from time to time by the United States Congress (“Congress”) and various federal agencies have in the past materially affected TWC and may do so in the future.

The following is a summary of the terms of the Adelphia/Comcast Transactions Order as well as current significant federal, state and local laws and regulations affecting the growth and operation of TWC’s businesses. The summary of the Adelphia/Comcast Transactions Order herein does not purport to be complete and is subject to, and is qualified in its entirety by reference to, the provisions of the Adelphia/Comcast Transactions Order.

Adelphia/Comcast Transactions Order

In the Adelphia/Comcast Transactions Order, the FCC imposed conditions on TWC related to regional sports networks (“RSNs”), as defined in the Adelphia/Comcast Transactions Order, and the resolution of disputes pursuant to the FCC’s leased access regulations. In particular, the Adelphia/Comcast Transactions Order provides that:

•	neither TWC nor its affiliates may offer an affiliated RSN on an exclusive basis to any multichannel video programming distributor (“MVPD”);

•	TWC may not unduly or improperly influence:

•	the decision of any affiliated RSN to sell programming to an unaffiliated MVPD; or

•	the prices, terms, and conditions of sale of programming by an affiliated RSN to an unaffiliated MVPD;

•	if an MVPD and an affiliated RSN cannot reach an agreement on the terms and conditions of carriage, the MVPD may elect commercial arbitration to resolve the dispute;

•	if an unaffiliated RSN is denied carriage by TWC, it may elect commercial arbitration to resolve the dispute in accordance with federal and FCC rules; and

•	with respect to leased access, if an unaffiliated programmer is unable to reach an agreement with TWC, that programmer may elect commercial arbitration to resolve the dispute, with the arbitrator being required to resolve the dispute using the FCC’s existing rate formula relating to pricing terms.

The application and scope of these conditions, which will expire in July 2012, have not yet been tested. TWC retains the right to obtain FCC and judicial review of any arbitration awards made pursuant to these conditions.

Communications Act and FCC Regulation

The Communications Act of 1934, as amended (the “Communications Act”) and the regulations and policies of the FCC affect significant aspects of TWC’s cable system operations, including video subscriber rates; carriage of broadcast television stations, as well as the way TWC sells its program packages to subscribers; the use of cable systems by franchising authorities and other third parties; cable system ownership; offering of voice and high-speed data services; and use of utility poles and conduits.

“Net neutrality” legislative and regulatory proposals.  In the 2005-2006 Congressional term, several “net neutrality”-type provisions were introduced as part of broader Communications Act reform legislation. These provisions would have limited to a greater or lesser extent the ability of broadband providers to adopt pricing models and network management policies that would differentiate based on different uses of the Internet. None of these provisions was adopted. Similar legislation has been introduced in the current Congressional term.

In September 2005, the FCC issued a non-binding policy statement regarding net neutrality (the “Net Neutrality Policy Statement”). The FCC indicated that the statement was intended to offer “guidance and insight” into its approach to the Internet and broadband related issues. The principles contained in the statement set forth the FCC’s view that consumers are entitled to access and use the lawful Internet content and applications of their choice, to connect lawful devices of their choosing that do not harm the broadband provider’s network and are entitled to competition among network, application, service and content providers. The FCC statement also noted that these principles are subject to “reasonable network management.” Subsequently, the FCC has made these principles binding as to certain telecommunications companies in orders adopted in connection with mergers undertaken by those companies. To date, the FCC has declined to adopt any such regulations that would be applicable to TWC.

Several parties are seeking to persuade the FCC to adopt net neutrality-type regulations in a number of proceedings that are currently pending before the agency. These include pending FCC rulemakings regarding IP-enabled services and broadband Internet access services.

TWC is unable to predict the likelihood that legislative or additional regulatory proposals regarding net neutrality will be adopted. For a discussion of “net neutrality” and the impact such proposals could have on TWC if adopted, see the discussion in Item 1A, “Risk Factors — Risks Related to Government Regulation — “Net neutrality” legislation or regulation could limit TWC’s ability to operate its high-speed data business profitably, to manage its broadband facilities efficiently and to make upgrades to those facilities sufficient to respond to growing bandwidth usage by its high-speed data customers.”

Subscriber rates.  The Communications Act and the FCC’s rules regulate rates for basic cable service and equipment in communities that are not subject to “effective competition,” as defined by federal law. Where there is no effective competition, federal law authorizes franchising authorities to regulate the monthly rates charged by the operator for the minimum level of video programming service, referred to as basic service, which generally includes local broadcast channels and public access or educational and government channels required by the franchise. This kind of regulation also applies to the installation, sale and lease of equipment used by subscribers to receive basic service, such as set-top boxes and remote control units. In many localities, TWC is no longer subject to this rate regulation, either because the local franchising authority has not become certified by the FCC to regulate these rates or because the FCC has found that there is effective competition.

Carriage of broadcast television stations and other programming regulation.  The Communications Act and the FCC’s regulations contain broadcast signal carriage requirements that allow local commercial television broadcast stations to elect once every three years to require a cable system to carry their stations, subject to some exceptions, or to negotiate with cable systems the terms by which the cable systems may carry their stations, commonly called “retransmission consent.” The most recent election by broadcasters became effective on January 1, 2006.

The Communications Act and the FCC’s regulations require a cable operator to devote up to one-third of its activated channel capacity for the mandatory carriage of local commercial television stations. The Communications Act and the FCC’s regulations give local non-commercial television stations mandatory carriage rights, but non-commercial stations do not have the option to negotiate retransmission consent for the carriage of their signals by cable systems. Additionally, cable systems must obtain retransmission consent for all “distant” commercial television stations (i.e., those television stations outside the designated market area to which a community is assigned) except for commercial satellite-delivered independent “superstations” and some low-power television stations.

FCC regulations require TWC to carry the signals of both commercial and non-commercial local digital-only broadcast stations and the digital signals of local broadcast stations that return their analog spectrum to the government and convert to a digital broadcast format. The FCC’s rules give digital-only broadcast stations discretion to elect whether the operator will carry the station’s primary signal in a digital or converted analog format, and the rules also permit broadcasters with both analog and digital signals to tie the carriage of their digital signals to the carriage of their analog signals as a retransmission consent condition.

The Communications Act also permits franchising authorities to negotiate with cable operators for channels for public, educational and governmental access programming. It also requires a cable system with 36 or more activated channels to designate a significant portion of its channel capacity for commercial leased access by third parties to provide programming that may compete with services offered by the cable operator. The FCC regulates various aspects of such third party commercial use of channel capacity on TWC’s cable systems, including the rates and some terms and conditions of the commercial use.

In connection with certain changes in TWC’s programming line-up, the Communications Act and FCC regulations also require TWC to give various kinds of advance notice. Under certain circumstances, TWC must give as much as 30 days’ advance notice to subscribers, programmers and franchising authorities. Under certain circumstances, notice may have to be given in the form of bill inserts, on-screen announcements and/or newspaper advertisements. Giving notice can be expensive and, given long lead times, may limit TWC’s ability to implement programming changes quickly. Direct broadcast satellite operators and other non-cable programming distributors are not subject to analogous duties.

High-speed Internet access.  From time to time, industry groups, telephone companies and ISPs have sought local, state and federal regulations that would require cable operators to sell capacity on their systems to ISPs under a common carrier regulatory scheme. Cable operators have successfully challenged regulations requiring this “forced access,” although courts that have considered these cases have employed varying legal rationales in rejecting these regulations.

In 2002, the FCC released an order in which it determined that cable-modem service constitutes an “information service” rather than a “cable service” or a “telecommunications service,” as those terms are used in the Communications Act. That determination was sustained by the U.S. Supreme Court. According to the FCC, an “information service” classification may permit but does not require it to impose “multiple ISP” requirements. In 2002, the FCC initiated a rulemaking proceeding to consider whether it may and should do so and whether local franchising authorities should be permitted to do so. As of February 1, 2007, this rulemaking proceeding was still pending. As noted above, in 2005, the FCC adopted a Net Neutrality Policy Statement intended to offer guidance on its approach to the Internet and broadband access. Among other things, the Policy Statement stated that consumers are entitled to competition among network, service and content providers, and to access the lawful content and services of their choice, subject to the needs of law enforcement. The FCC may in the future adopt specific regulations to implement the Policy Statement.

Ownership limitations.  There are various rules prohibiting joint ownership of cable systems and other kinds of communications facilities. Local telephone companies generally may not acquire more than a small equity interest in an existing cable system in the telephone company’s service area, and cable operators generally may not acquire more than a small equity interest in a local telephone company providing service within the cable operator’s franchise area. In addition, cable operators may not have more than a small interest in MMDS facilities or SMATV systems in their service areas. Finally, the FCC has been exploring whether it should prohibit cable operators from holding ownership interests in satellite operators.

The Communications Act also required the FCC to adopt “reasonable limits” on the number of subscribers a cable operator may reach through systems in which it holds an ownership interest. In September 1993, the FCC adopted a rule that was later amended to prohibit any cable operator from serving more than 30% of all cable, satellite and other multi-channel subscribers nationwide. The Communications Act also required the FCC to adopt “reasonable limits” on the number of channels that cable operators may fill with programming services in which they hold an ownership interest. In September 1993, the FCC imposed a limit of 40% of a cable operator’s first 75 activated channels. In March 2001, a federal appeals court struck down both limits and remanded the issue to the FCC for further review. The FCC initiated a rulemaking in 2001 to consider adopting a new horizontal ownership limit and announced a follow-on proceeding to consider the issue anew. As of February 1, 2007, the FCC was continuing to explore whether it should re-impose any limits. TWC believes that it is unlikely that the FCC will adopt limits more stringent than those struck down.

Pole attachment regulation.  The Communications Act requires that utilities provide cable systems and telecommunications carriers with nondiscriminatory access to any pole, conduit or right-of-way controlled by investor-owned utilities. The Communications Act also requires the FCC to regulate the rates, terms and conditions imposed by these utilities for cable systems’ use of utility pole and conduit space unless state authorities demonstrate to the FCC that they adequately regulate pole attachment rates, as is the case in some states in which TWC operates. In the absence of state regulation, the FCC administers pole attachment rates on a formula basis. The FCC’s original rate formula governs the maximum rate utilities may charge for attachments to their poles and conduit by cable operators providing cable services. The FCC also adopted a second rate formula that became effective in February 2001 and governs the maximum rate investor-owned utilities may charge for attachments to their poles and conduit by companies providing telecommunications services. The U.S. Supreme Court has upheld the FCC’s jurisdiction to regulate the rates, terms and conditions of cable operators’ pole attachments that are being used to provide both cable service and high-speed data service.

Set-top box regulation.  Certain regulatory requirements are also applicable to set-top boxes. Currently, many cable subscribers rent from their cable operator a set-top box that performs both signal-reception functions and conditional-access security functions. The lease rates cable operators charge for this equipment are subject to rate regulation to the same extent as basic cable service. In 1996, Congress enacted a statute seeking to allow subscribers to use set-top boxes obtained from third party retailers. The most important of the FCC’s implementing regulations requires cable operators to offer separate equipment providing only the security function (so that subscribers can purchase set-top boxes or other navigational devices from other sources) and to cease placing into service new set-top boxes that have integrated security. The regulations requiring cable operators to cease distributing new set-top boxes with integrated security are currently scheduled to go into effect on July 1, 2007. TWC expects to incur approximately $50 million in incremental set-top box costs during 2007 as a result of these regulations. In addition, the FCC ordered the cable industry to investigate and report on the possibility of implementing a downloadable security system that would be accessible to all set-top devices. If the implementation of such a system proves technologically feasible, this may eliminate the need for consumers to lease separate conditional-access security devices. On August 16, 2006, the National Cable and Telecommunications Association (the “NCTA”) filed with the FCC a request that these rules be waived for all cable operators, including TWC, until a downloadable security solution is available or December 31, 2009, whichever is earlier. As of February 1, 2007, this request was still pending. No assurance can be given that the FCC will grant this or any other waiver request.

In December 2002, cable operators and consumer-electronics companies entered into a standard-setting agreement relating to reception equipment that uses a conditional-access security card — a CableCARDtm — provided by the cable operator to receive one-way cable services. To implement the agreement, the FCC adopted regulations that (i) establish a voluntary labeling system for such one-way devices; (ii) require most cable systems to support these devices; and (iii) adopt various content-encoding rules, including a ban on the use of “selectable output controls.” The FCC has issued a notice of proposed rulemaking to consider additional changes. Cable operators, consumer-electronics companies and other market participants are holding discussions that may lead to a similar set of interoperability agreements covering digital devices capable of carrying cable operators’ two-way and interactive products and services.

Other regulatory requirements of the Communications Act and the FCC.  The Communications Act also includes provisions regulating customer service, subscriber privacy, marketing practices, equal employment opportunity, technical standards and equipment compatibility, antenna structure notification, marking, lighting, emergency alert system requirements and the collection from cable operators of annual regulatory fees, which are calculated based on the number of subscribers served and the types of FCC licenses held.

Separately, the FCC has adopted cable inside wiring rules to provide specific procedures for the disposition of residential home wiring and internal building wiring where a subscriber terminates service or where an incumbent cable operator is forced by a building owner to terminate service in a multiple dwelling unit building. The FCC has also adopted rules providing that, in the event that an incumbent cable operator sells the inside wiring, it must make the wiring available to the multiple dwelling unit owner or the alternative cable service provider during the 24-hour period prior to the actual service termination by the incumbent, in order to avoid service interruption.

Compulsory copyright licenses for carriage of broadcast stations and music performance licenses.  TWC’s cable systems provide subscribers with, among other things, local and distant television broadcast stations. TWC generally does not obtain a license to use the copyrighted performances contained in these stations’ programming directly from program owners. Instead, TWC obtains this license pursuant to a compulsory license provided by federal law, which requires TWC to make payments to a copyright pool. The elimination or substantial modification of the cable compulsory license could adversely affect TWC’s ability to obtain suitable programming and could substantially increase the cost of programming that remains available for distribution to its subscribers.

When TWC obtains programming from third parties, it generally obtains licenses that include any necessary authorizations to transmit the music included in it. When TWC creates its own programming and provides various other programming or related content, including local origination programming and advertising that TWC inserts into cable-programming networks, TWC is required to obtain any necessary music performance licenses directly from the rights holders. These rights are generally controlled by three music performance rights organizations, each with rights to the music of various composers. TWC generally has obtained the necessary licenses, either through negotiated licenses or through procedures established by consent decrees entered into by some of the music performance rights organizations.

State and Local Regulation

Cable operators operate their systems under non-exclusive franchises. Franchises are awarded, and cable operators are regulated, by state franchising authorities, local franchising authorities, or both. TWC believes it generally has good relations with state and local cable regulators.

Franchise agreements typically require payment of franchise fees and contain regulatory provisions addressing, among other things, upgrades, service quality, cable service to schools and other public institutions, insurance and indemnity bonds. The terms and conditions of cable franchises vary from jurisdiction to jurisdiction. The Communications Act provides protections against many unreasonable terms. In particular, the Communications Act imposes a ceiling on franchise fees of five percent of revenues derived from cable service. TWC generally passes the franchise fee on to its subscribers, listing it as a separate item on the bill.

Franchise agreements usually have a term of ten to 15 years from the date of grant, although some renewals may be for shorter terms. Franchises usually are terminable only if the cable operator fails to comply with material provisions. TWC has not had a franchise terminated due to breach. After a franchise agreement expires, a local franchising authority may seek to impose new and more onerous requirements, including requirements to upgrade facilities, to increase channel capacity and to provide various new services. Federal law, however, provides significant substantive and procedural protections for cable operators seeking renewal of their franchises. In addition, although TWC occasionally reaches the expiration date of a franchise agreement without having a written renewal or extension, TWC generally has the right to continue to operate, either by agreement with the local franchising authority or by law, while continuing to negotiate a renewal. In the past, substantially all of the material franchises relating to TWC’s systems have been renewed by the relevant local franchising authority, though sometimes only after significant time and effort. During 2006, in adopting new regulations intended to limit the ability of local franchising authorities to delay or refuse the grant of competitive franchises (by, for example, imposing deadlines on franchise negotiations), the FCC announced the adoption of a Further Notice of Proposed Rulemaking that concluded tentatively that these new regulations should also apply to existing franchisees, including cable operators, at the time of their next franchise renewal. The FCC indicated it would issue an order in the Further Notice of Proposed Rulemaking within six months from release of the final order adopting the new regulations applicable to new entrants. Despite TWC’s efforts and the protections of federal law, it is possible that some of TWC’s franchises may not be renewed, and TWC may be required to make significant additional investments in its cable systems in response to requirements imposed in the course of the franchise renewal process.

Local telephone companies may provide service as traditional cable operators with local franchises or they may opt to provide their programming over unfranchised “open video systems.” Open video systems are subject to specified requirements, including, but not limited to, a requirement that they set aside a portion of their channel capacity for use by unaffiliated program distributors on a non-discriminatory basis. A federal appellate court overturned various parts of the FCC’s open video rules, including the FCC’s preemption of local franchising requirements for open video operators. The FCC has modified its open video rules to comply with the federal court’s decision.

Regulation of Telephony

As of February 1, 2007, it was unclear whether and to what extent regulators will subject services like TWC’s Digital Phone service (“Non-traditional Voice Services”) to the regulations that apply to traditional, circuit-switched telephone service provided by incumbent telephone companies. In February 2004, the FCC opened a broad-based rulemaking proceeding to consider these and other issues. That rulemaking remains pending. In November 2004, the FCC issued an order preempting state certification and tariffing requirements for certain kinds of Non-traditional Voice Services. The validity of this order has been appealed to a federal appellate court where, as of February 20, 2007, a decision was still pending. The FCC has, however, issued a series of orders resolving discrete issues. For example, in May 2005, the FCC adopted rules requiring Non-traditional Voice Service providers to supply E911 capabilities as a standard feature to their subscribers and to obtain affirmative acknowledgement from all subscribers that they have been advised of the circumstances under which E911 service may not be available. In August 2005, the FCC adopted an order requiring certain types of Non-traditional Voice Services, as well as facilities-based broadband Internet access service providers, to assist law enforcement investigations through compliance with the Communications Assistance For Law Enforcement Act. In June 2006, the FCC adopted an order making clear that Non-traditional Voice Service providers must make contributions to the federal universal service fund. Certain other issues remain unclear, however, including whether the state and federal rules that apply to traditional, circuit-switched telephone service also apply to Non-traditional Voice Service providers and whether utility pole owners may charge cable operators offering Non-traditional Voice Services higher rates for pole rental than for traditional cable service and cable-modem service. One state public utility commission, for example, has determined that TWC’s Digital Phone service is subject to traditional, circuit-switched telephone regulations.

The Transactions

The following provides a more detailed description of the Transactions and contains summaries of the terms of the material agreements that were entered into in connection with the Transactions. This description does not purport to be complete and is subject to, and is qualified in its entirety by reference to, the applicable agreements.

Agreements with ACC

As described in more detail below, under separate agreements (as amended, the “TW NY Purchase Agreement” and “Comcast Purchase Agreement,” respectively, and, collectively, the “Purchase Agreements”), TW NY and Comcast purchased substantially all of the cable assets of Adelphia. The Purchase Agreements were entered into after Adelphia filed voluntary petitions for relief under chapter 11 of title 11 of the United States Code (the “Bankruptcy Code”). This section provides additional details regarding the Purchase Agreements and TW NY’s and Comcast’s underlying acquisition of Adelphia’s assets (the “TW NY Adelphia Acquisition” and the “Comcast Adelphia Acquisition,” respectively), along with certain other agreements TWC entered into with Comcast.

The TW NY Purchase Agreement.  On April 20, 2005, TW NY, one of TWC’s subsidiaries, entered into the TW NY Purchase Agreement with ACC. The TW NY Purchase Agreement provided that TW NY would purchase certain assets and assume certain liabilities from Adelphia. On June 21, 2006, ACC and TW NY entered into Amendment No. 2 to the TW NY Purchase Agreement (the “TW NY Amendment”). Under the terms of the TW NY Amendment, the assets TW NY acquired from Adelphia and the consideration to be paid to Adelphia remained unchanged. However, the TW NY Amendment provided that the TW NY Adelphia Acquisition would be effected in accordance with the provisions of sections 105, 363 and 365 of the Bankruptcy Code and, as a result, Adelphia’s creditors were not required to approve a plan of reorganization under chapter 11 of the Bankruptcy Code prior to the consummation of the TW NY Adelphia Acquisition. The TW NY Adelphia Acquisition closed on July 31, 2006, immediately after the Redemptions. The TW NY Adelphia Acquisition included cable systems located in the following areas: West Palm Beach, Florida; Cleveland and Akron, Ohio; Los Angeles, California; and suburbs of the District of Columbia. As consideration for the assets purchased from Adelphia, TW NY assumed certain liabilities as specified in the TW NY Purchase Agreement and paid to ACC approximately $8.9 billion in cash (including approximately $360 million paid into escrow), after giving effect to certain purchase price adjustments discussed below, and delivered 149,765,147 shares of TWC Class A common stock to ACC and 6,148,283 shares of TWC Class A common stock into escrow. This represents approximately 17.3% of the TWC Class A common stock outstanding (including shares issued into escrow), and approximately 16% of TWC’s total outstanding common stock as of the closing of the TW NY Adelphia Acquisition.

The purchase price is subject to customary adjustments to reflect changes in Adelphia’s net liabilities and subscribers as well as any shortfall in Adelphia’s capital expenditure spending relative to its budget during the interim period (the “Interim Period”) between the execution of the TW NY Purchase Agreement and the closing of the transactions contemplated by the TW NY Purchase Agreement (the “Adelphia Closing”). The approximately $360 million in cash and 6 million shares of TWC Class A common stock that were deposited into escrow are securing Adelphia’s obligations in respect of any post-closing adjustments to the purchase price and its indemnification obligations for, among other things, breaches of its representations, warranties and covenants contained in the TW NY Purchase Agreement. One-third of the escrow, beginning with the cash amounts, was to be released on January 31, 2007 (six months after the Adelphia Closing) with the remaining amounts to be released on July 31, 2007 (12 months after the Adelphia Closing), in each case except to the extent of amounts paid prior to such date or that would be expected to be necessary to satisfy claims asserted on or prior to such date. On January 31, 2007, the escrow agent released to Adelphia approximately $172 million in cash, representing one-third of the aggregate value of the escrow.

The parties to the TW NY Purchase Agreement made customary representations and warranties. ACC’s representations and warranties survive for twelve months after the Adelphia Closing and, to the extent any claims are made prior to such date, until such claims are resolved. The debtors in Adelphia’s bankruptcy proceedings (excluding, except to the extent provided in the TW NY Purchase Agreement, the joint ventures described in “— The Comcast Purchase Agreement” below), are jointly and severally liable for breaches or violations by ACC of its representations, warranties and covenants. The representations and warranties of TW NY contained in the TW NY Purchase Agreement expired at the Adelphia Closing.

The TW NY Purchase Agreement included customary and certain other covenants made by Adelphia and TW NY, including covenants that require Adelphia to deliver financial statements for the systems purchased sufficient to fulfill TWC’s obligations to provide such financial statements in connection with the distribution of TWC Class A common stock by ACC to certain of Adelphia’s creditors.

The TW NY Purchase Agreement requires ACC to indemnify TW NY and each of its affiliates (including TWC), their respective directors, officers, shareholders, agents and other individuals (the “TW Indemnified Parties”) for losses and expenses stemming from the breach of any representation or warranty, covenant and certain other items. Subject to very limited exceptions, the TW Indemnified Parties are only able to seek reimbursement for losses from the escrowed cash and shares. In addition, subject to specified exceptions, losses associated with breaches of representations and warranties generally must exceed certain dollar amounts before a TW Indemnified Party may make a claim for indemnification. Even after the applicable threshold has been reached, a claim for indemnification for losses associated with breaches of representations and warranties is subject to specified aggregate deductibles and cap amounts. With respect to assets acquired from Adelphia by TW NY that were subsequently transferred to Comcast in the Exchange, ACC’s indemnification obligation is subject to a threshold of $74 million, a deductible of $42 million and is capped at $296.7 million, subject to certain adjustments, and with respect to assets acquired by TW NY that were not transferred to Comcast pursuant to the Exchange, ACC’s indemnification obligation is subject to a threshold of $67 million, a deductible of $38 million and is capped at $267.9 million, subject to certain adjustments.

The TW NY Purchase Agreement required TWC, at the Adelphia Closing, to amend and restate its by-laws to restrict TWC and its subsidiaries from entering into transactions with or for the benefit of Time Warner and its affiliates other than TWC and its subsidiaries (the “Time Warner Group”), subject to specified exceptions. Additionally, prior to August 1, 2011 (five years following the Adelphia Closing), TWC’s restated certificate of incorporation and by-laws (as required to be amended by the TW NY Purchase Agreement) do not allow for an amendment to the provisions of TWC’s by-laws restricting these transactions without the consent of a majority of the holders of TWC Class A common stock, other than any member of the Time Warner Group. Additionally, under the TW NY Purchase Agreement, TWC agreed that it will not enter into any short-form merger prior to August 1, 2008 (two years after the Adelphia Closing) and that it will not issue equity securities to any person (other than, subject to satisfying certain requirements, TWC and its affiliates) that have a higher vote per share than TWC Class A common stock prior to February 1, 2008 (18 months after the Adelphia Closing).

At the closing of the Adelphia Acquisition, TWC and Adelphia entered into a registration rights and sale agreement (the “Adelphia Registration Rights and Sale Agreement”), which governed the disposition of the shares of TWC Class A common stock received by Adelphia in the TW NY Adelphia Acquisition. Upon the effectiveness of Adelphia’s plan of reorganization, the parties’ obligations under the Adelphia Registration Rights and Sale Agreement terminated.

Parent Agreement.  Pursuant to the Parent Agreement among ACC, TW NY and TWC, dated as of April 20, 2005, TWC, among other things, guaranteed the obligations of TW NY to Adelphia under the TW NY Purchase Agreement.

The Comcast Purchase Agreement.  The Comcast Purchase Agreement has similar terms to the TW NY Purchase Agreement and the transactions contemplated by the Comcast Purchase Agreement also closed on July 31, 2006. The Comcast Adelphia Acquisition was effected in accordance with the provisions of sections 105, 363 and 365 of the Bankruptcy Code and a plan of reorganization for the joint ventures referred to in the following sentence. The Comcast Adelphia Acquisition included cable systems and Adelphia’s interest in two joint ventures in which Comcast also held interests: Century-TCI California Communications, L.P. (the “Century-TCI joint venture”), which owned cable systems in the Los Angeles, California area, and Parnassos Communications, L.P. (the “Parnassos joint venture”), which owned cable systems in Ohio and Western New York. The purchase price under the Comcast Purchase Agreement was approximately $3.6 billion in cash.

TWC/Comcast Agreements

As described in more detail below, on the same day as the parties consummated the transactions governed by the Purchase Agreements, TWC and some of its affiliates (collectively, the “TWC Group”) and Comcast consummated the TWC Redemption, the TWE Redemption and the Exchange (collectively, the “TWC/Comcast Transactions”). Under the terms of the agreement which governed the TWC Redemption (the “TWC Redemption Agreement”), TWC redeemed Comcast’s investment in TWC in exchange for one of TWC’s subsidiaries that held both cable systems and cash. In accordance with the terms of the agreement which governed the TWE Redemption (the “TWE Redemption Agreement”), TWE redeemed Comcast’s interest in TWE in exchange for one of TWE’s subsidiaries that held both cable systems and cash. In accordance with the terms of the agreement which governed the Exchange (as amended, the “Exchange Agreement”), TW NY and Comcast transferred to one another subsidiaries that held certain cable systems, including cable systems acquired by each from Adelphia. The TWC

Redemption Agreement, the TWE Redemption Agreement and the Exchange Agreement, are collectively referred to as the “TWC/Comcast Agreements.”

The TWC Redemption Agreement.  Pursuant to the TWC Redemption Agreement, dated as of April 20, 2005, as amended, among TWC and certain other members of the TWC Group and Comcast, the TWC Redemption was effected and Comcast’s interest in TWC was redeemed on July 31, 2006, immediately prior to the Adelphia Acquisition. The TWC Redemption Agreement required that TWC redeem all of the TWC Class A common stock held by TWE Holdings II Trust (“Comcast Trust II”), a trust that was established for the benefit of Comcast, in exchange for 100% of the common stock of Cable Holdco II Inc. (“Cable Holdco II”), then a subsidiary of TWC. At the time of the TWC Redemption, Cable Holdco II held both certain cable systems previously owned directly or indirectly by TWC (“TWC Redemption Systems”) serving approximately 589,000 basic subscribers and approximately $1.9 billion in cash, subject generally to the liabilities associated with the TWC Redemption Systems. Certain specified assets and liabilities of the TWC Redemption Systems were retained by TWC.

The TWC Redemption Agreement contains closing adjustments to be paid in cash based on (1) the relative growth or decline in the number of basic video subscribers served by the TWC Redemption Systems as compared to the relative growth or decline in the number of basic video subscribers served by the other cable systems operated by TWC and (2) the excess, if any, of the net liabilities of the TWC Redemption Systems over an agreed upon threshold amount.

The TWC Redemption Agreement contains various customary representations and warranties of the parties thereto including representations by TWC as to the absence of certain changes or events concerning the TWC Redemption Systems, compliance with law, litigation, employee benefit plans, property, intellectual property, environmental matters, financial statements, regulatory matters, taxes, material contracts, insurance and brokers. The representations and warranties of the parties to the TWC Redemption Agreement generally survive the closing of the TWC Redemption for a period of one year and certain representations and warranties either did not survive the closing of the TWC Redemption, survive indefinitely or survive until the expiration of the applicable statute of limitations (giving effect to any waiver, mitigation or extension thereof).

The TWC Redemption Agreement contains customary indemnification obligations on the part of the parties thereto with respect to breaches of representations, warranties and covenants and certain other matters, generally subject to a $20 million threshold and $200 million cap, with respect to certain of TWC’s representations and warranties regarding the TWC Redemption Systems and related matters, and with respect to certain representations and warranties of the Comcast parties relating to litigation, financial statements, finder’s fees and certain regulatory matters.

TWC/Comcast Tax Matters Agreement.  In connection with the closing of the TWC Redemption, TWC, Cable Holdco II and Comcast entered into the Holdco Tax Matters Agreement (the “TWC/Comcast Tax Matters Agreement”). The TWC/Comcast Tax Matters Agreement allocates responsibility for income taxes of Cable Holdco II and deals with matters relating to the income tax consequences of the TWC Redemption. This agreement contains representations, warranties and covenants relevant to such income tax treatment. The TWC/Comcast Tax Matters Agreement also contains indemnification obligations relating to the foregoing.

The TWE Redemption Agreement.  Pursuant to the TWE Redemption Agreement, dated as of April 20, 2005, as amended, among TWC and Comcast, Comcast’s interest in TWE was redeemed on July 31, 2006, immediately prior to the Adelphia Acquisition. Prior to the TWE Redemption, TWE Holdings I Trust (“Comcast Trust I”), a trust established for the benefit of Comcast, owned a 4.7% residual equity interest in TWE. Pursuant to the TWE Redemption Agreement, TWE redeemed all of the TWE residual equity interest held by Comcast Trust I in exchange for 100% of the limited liability company interests of Cable Holdco III LLC (“Cable Holdco III”), then a subsidiary of TWE. At the time of the TWE Redemption, Cable Holdco III held both certain cable systems previously owned or operated directly or indirectly by TWE (the “TWE Redemption Systems”) serving approximately 162,000 subscribers and approximately $147 million in cash, subject generally to the liabilities associated with the TWE Redemption Systems. Certain specified assets and liabilities of the TWE Redemption Systems were retained by TWE.

The TWE Redemption Agreement contains closing adjustments to be paid in cash based on (1) the relative growth or decline in the number of basic video subscribers served by the TWE Redemption Systems as compared to the relative growth or decline in the number of basic video subscribers served by the other cable systems owned by TWE and (2) the excess, if any, of the net liabilities of the TWE Redemption Systems over an agreed upon threshold amount.

The TWE Redemption Agreement contained various customary representations and warranties of the parties thereto including representations by TWE as to the absence of certain changes or events concerning the TWE Redemption Systems, compliance with law, litigation, employee benefit plans, property, intellectual property, environmental matters, financial statements, regulatory matters, taxes, material contracts, insurance and brokers. The representations and warranties of the parties to the TWE Redemption Agreement generally survive the closing of the TWE Redemption Agreement for a period of one year and certain representations and warranties either survive indefinitely or survive until the expiration of the applicable statute of limitations (giving effect to any waiver, mitigation or extension thereof).

The TWE Redemption Agreement contained customary indemnification obligations on the part of the parties thereto with respect to breaches of representations and warranties and covenants and certain other matters, generally subject to a $6 million threshold and $60 million cap, with respect to certain representations and warranties of TWE regarding the TWE Redemption Systems and related matters, and with respect to certain representations and warranties of the Comcast parties relating to litigation, financial statements, finder’s fees and certain regulatory matters.

The Exchange Agreement.  Pursuant to the Exchange Agreement, dated as of April 20, 2005, as amended, among TWC, TW NY and Comcast, the Exchange closed on July 31, 2006, immediately after the Adelphia Acquisition. Pursuant to the Exchange Agreement, TW NY transferred all outstanding limited liability company interests of certain newly formed limited liability companies (collectively, the “TW Newcos”) to Comcast in exchange for all limited liability company interests of certain newly formed limited liability companies or limited partnerships, respectively, owned by Comcast (collectively, the “Comcast Newcos”). In addition, TWC paid Comcast approximately $67 million in cash for certain adjustments related to the Exchange. Included in the systems TWC acquired in the Exchange were cable systems (i) that were owned by the Century-TCI joint venture in the Los Angeles, California area and the Parnassos joint venture in Ohio and Western New York and (ii) then owned by Comcast located in the Dallas, Texas, Los Angeles, California, and Cleveland, Ohio areas.

The Exchange Agreement contains various customary representations and warranties of the parties thereto (which generally survive for a period of 12 months after the closing of the Exchange), including representations concerning the cable systems subject to the Exchange Agreement originally owned by TWC or Comcast as to the absence of certain changes or events, compliance with law, litigation, employee benefit plans, property, intellectual property, environmental matters, financial statements, regulatory matters, taxes, material contracts, insurance and brokers. The Exchange Agreement also contained representations regarding the accuracy of certain of the representations of Adelphia set forth in the Purchase Agreements for events, circumstances and conditions occurring after the closing of the TW NY Adelphia Acquisition.

The Exchange Agreement contains customary indemnification obligations on the part of the parties thereto with respect to breaches of representations, warranties, covenants and certain other matters. Each party’s indemnification obligations with respect to breaches of representations and warranties (other than certain specified representations and warranties) are subject to (1) with respect to cable systems originally owned by TWC that were acquired by Comcast, a $5.7 million threshold and $19.1 million cap, (2) with respect to cable systems originally owned by Adelphia that were initially acquired by TWC pursuant to the TW NY Purchase Agreement and then transferred to Comcast pursuant to the Exchange Agreement, a $74.6 million threshold and $746 million cap, (3) with respect to cable systems originally owned by Comcast that were acquired by TWC, a $41.5 million threshold and $415 million cap, and (4) with respect to cable systems originally owned by Adelphia that were initially acquired by Comcast pursuant to the Comcast Purchase Agreement and then transferred to TWC pursuant to the Exchange Agreement, a $34.9 million threshold and $349 million cap. In addition, no party is required to indemnify the other for breaches of representations, warranties or covenants relating to assets or liabilities initially acquired from Adelphia and then transferred to the other party, unless the breach is of a representation, warranty or covenant actually made by the party under the Exchange Agreement in relation to those Adelphia assets or liabilities.

Operating Partnerships and Joint Ventures

Time Warner Entertainment Company, L.P.

TWE is a Delaware limited partnership that was formed in 1992. At the time of the restructuring of TWE, which was completed on March 31, 2003, (the “TWE Restructuring”), subsidiaries of Time Warner owned general and limited partnership interests in TWE consisting of 72.36% of the pro-rata priority capital and residual equity capital and 100% of the junior priority capital, and Comcast Trust I owned limited partnership interests in TWE consisting of 27.64% of the pro rata priority capital and residual equity capital. Prior to the TWE Restructuring, TWE’s business consisted of interests in cable systems, cable networks and filmed entertainment.

Through a series of steps executed in connection with the TWE Restructuring, TWE transferred its non-cable businesses, including its filmed entertainment and cable network businesses, along with associated liabilities, to Warner Communications Inc. (“WCI”), a wholly owned subsidiary of Time Warner, and the ownership structure of TWE was reorganized so that (i) TWC owned 94.3% of the residual equity interests in TWE, (ii) Comcast Trust I owned 4.7% of the residual equity interests in TWE and (iii) American Television and Communications Corporation (“ATC”), a wholly owned subsidiary of Time Warner, owned 1.0% of the residual equity interests in TWE and $2.4 billion in mandatorily redeemable preferred equity issued by TWE. In addition, following the TWE Restructuring, Time Warner indirectly held shares of TWC Class A common stock and Class B common stock representing, in the aggregate, 89.3% of TWC’s voting power and 82.1% of TWC’s outstanding equity.

On July 28, 2006, the partnership interests and preferred equity originally held by ATC, were contributed to TW NY Cable Holding Inc. (“TW NY Holding”), a wholly owned subsidiary of TWC, in exchange for a 12.4% non-voting common stock interest in TW NY Holding (the “ATC Contribution”) and upon the closing of the TWE Redemption, Comcast Trust I’s ownership interest in TWE was redeemed. As a result, Time Warner has no direct interest in TWE and Comcast no longer has any interest in TWE. As of December 31, 2006, TWE had $3.2 billion in principal amount of outstanding debt securities with maturities ranging from 2008 to 2033 and fixed interest rates ranging from 7.25% to 10.15%. See “Management’s Discussion and Analysis of Results of Operations and Financial Condition — Financial Condition and Liquidity — TWE Notes.”

The TWE partnership agreement requires that transactions between TWC and its subsidiaries, on the one hand, and TWE and its subsidiaries on the other hand, be conducted on an arm’s-length basis, with management, corporate or similar services being provided by TWC on a “no mark-up” basis with fair allocations of administrative costs and general overhead.

Description of Certain Provisions of the TWE-A/N Partnership Agreement

The following description summarizes certain provisions of the partnership agreement relating to the Time Warner Entertainment-Advance/Newhouse Partnership (“TWE-A/N”). Such description does not purport to be complete and is subject to, and is qualified in its entirety by reference to, the provisions of the TWE-A/N partnership agreement.

Partners of TWE-A/N.  The general partnership interests in TWE-A/N are held by TW NY and an indirect subsidiary of TWE (such TWE subsidiary and TW NY are together, the “TW Partners”) and the Advance/Newhouse Partnership (“A/N”), a partnership owned by wholly owned subsidiaries of Advance Publications Inc. and Newhouse Broadcasting Corporation. The TW Partners also hold preferred partnership interests.

2002 Restructuring of TWE-A/N.  The TWE-A/N cable television joint venture was formed by TWE and A/N in December 1995. A restructuring of the partnership was completed during 2002. As a result of this restructuring, cable systems and their related assets and liabilities serving approximately 2.1 million subscribers as of December 31, 2002 (which amount is not included in TWE-A/N’s 4.0 million consolidated subscribers, as of December 31, 2006) located primarily in Florida (the “A/N Systems”), were transferred to a subsidiary of TWE-A/N (the “A/N Subsidiary”). As part of the restructuring, effective August 1, 2002, A/N’s interest in TWE-A/N was converted into an interest that tracks the economic performance of the A/N Systems, while the TW Partners retain the economic interests and associated liabilities in the remaining TWE-A/N cable systems. Also, in connection with the restructuring, TWC effectively acquired A/N’s interest in Road Runner. TWE-A/N’s financial results, other than the results of the A/N Systems, are consolidated with TWC. Road Runner continues to provide high-speed data services to the A/N Subsidiary.

Management and Operations of TWE-A/N.  Subject to certain limited exceptions, a subsidiary of TWE is the managing partner, with exclusive management rights of TWE-A/N, other than with respect to the A/N Systems. Also, subject to certain limited exceptions, A/N has authority for the supervision of the day-to-day operations of the A/N Subsidiary and the A/N Systems. In connection with the 2002 restructuring, TWE entered into a services agreement with A/N and the A/N Subsidiary under which TWE agreed to exercise various management functions, including oversight of programming and various engineering-related matters. TWE and A/N also agreed to periodically discuss cooperation with respect to new product development.

Restrictions on Transfer — TW Partners.  Each TW Partner is generally permitted to directly or indirectly dispose of its entire partnership interest at any time to a wholly owned affiliate of TWE (in the case of transfers by TWE-A/N Holdco, L.P. (“TWE-A/N Holdco”)) or to TWE, Time Warner or a wholly owned affiliate of TWE or Time Warner (in the case of transfers by TWC). In addition, the TW Partners are also permitted to transfer their partnership interests through a pledge to secure a loan, or a liquidation of TWE in which Time Warner, or its affiliates, receives a majority of the interests of TWE-A/N held by the TW Partners. TWE-A/N Holdco is allowed to issue additional partnership interests in TWE-A/N Holdco so long as Time Warner continues to own, directly or indirectly, either 35% or 43.75% of the residual equity capital of TWE-A/N Holdco, depending on when the issuance occurs.

Restrictions on Transfer — A/N Partner.  A/N is generally permitted to directly or indirectly transfer its entire partnership interest at any time to certain members of the Newhouse family or specified affiliates of A/N. A/N is also permitted to dispose of its partnership interest through a pledge to secure a loan and in connection with specified restructurings of A/N.

Restructuring Rights of the Partners.  TWE-A/N Holdco and A/N each has the right to cause TWE-A/N to be restructured at any time. Upon a restructuring, TWE-A/N is required to distribute the A/N Subsidiary with all of the A/N Systems to A/N in complete redemption of A/N’s interests in TWE-A/N, and A/N is required to assume all liabilities of the A/N Subsidiary and the A/N Systems. To date, neither TWE-A/N Holdco nor A/N has delivered notice of the intent to cause a restructuring of TWE-A/N.

TWE’s Regular Right of First Offer.  Subject to exceptions, A/N and its affiliates are obligated to grant TWE-A/N Holdco a right of first offer prior to any sale of assets of the A/N Systems to a third party.

TWE’s Special Right of First Offer.  Within a specified time period following the first, seventh, thirteenth and nineteenth anniversaries of the deaths of two specified members of the Newhouse family (those deaths have not yet occurred), A/N has the right to deliver notice to TWE-A/N Holdco stating that it wishes to transfer some or all of the assets of the A/N Systems, thereby granting TWE-A/N Holdco the right of first offer to purchase the specified assets. Following delivery of this notice, an appraiser will determine the value of the assets proposed to be transferred. Once the value of the assets has been determined, A/N has the right to terminate its offer to sell the specified assets. If A/N does not terminate its offer, TWE-A/N Holdco will have the right to purchase the specified assets at a price equal to the value of the specified assets determined by the appraiser. If TWE-A/N Holdco does not exercise its right to purchase the specified assets, A/N has the right to sell the specified assets to an unrelated third party within 180 days on substantially the same terms as were available to TWE.

TWC’s Governing Documents

Management and Operation of TWC

The following description summarizes certain provisions of agreements related to, and constituent documents of, TWC that affect and govern the ongoing operations of TWC. Such description does not purport to be complete and is qualified in its entirety by reference to the provisions of such agreements and constituent documents.

Stockholders of TWC.  A subsidiary of Time Warner owns 746,000,000 shares of TWC Class A common stock, which generally has one vote per share, and 75,000,000 shares of TWC Class B common stock, which generally has ten votes per share, which together represent 90.6% of the voting power of TWC stock and approximately 84% of the equity of TWC. The TWC Class B common stock is not convertible into TWC Class A common stock. The TWC Class A common stock and the TWC Class B common stock vote together as a single class on all matters, except with respect to the election of directors and certain matters described below.

Board of Directors of TWC.  The TWC Class A common stock votes as a separate class with respect to the election of the Class A directors of TWC (the “Class A Directors”), and the TWC Class B common stock votes as a separate class with respect to the election of the Class B directors of TWC (the “Class B Directors”). Pursuant to the amended and restated certificate of incorporation of TWC (the “TWC Certificate of Incorporation”), which was adopted upon the closing of the Adelphia Acquisition, the Class A Directors must represent not less than one-sixth and not more than one-fifth of the directors of TWC, and the Class B Directors must represent not less than four-fifths of the directors of TWC. As a result of its holdings, Time Warner has the ability to cause the election of all Class A Directors and Class B Directors, subject to certain restrictions on the identity of these directors discussed below.

The TWC Certificate of Incorporation requires that there be at least two independent directors on the board of directors of TWC. Pursuant to a shareholder agreement between TWC and Time Warner (the “Shareholder Agreement”), so long as Time Warner has the power to elect a majority of TWC’s board of directors, TWC must obtain Time Warner’s consent before entering into any agreement that binds or purports to bind Time Warner or its affiliates or that would subject TWC or its subsidiaries to significant penalties or restrictions as a result of any action or omission of Time Warner or its affiliates; or adopting a stockholder rights plan, becoming subject to section 203 of the Delaware General Corporation Law, adopting a “fair price” provision in its certificate of incorporation or taking any similar action.

Furthermore, pursuant to the Shareholder Agreement, Time Warner may purchase debt securities issued by TWE under the TWE Indenture only after giving notice to TWC of the approximate amount of debt securities it intends to purchase and the general time period for the purchase, which period may not be greater than 90 days, subject to TWC’s right to give notice to Time Warner that it intends to purchase such amount of TWE debt securities itself.

Under the terms of the TWC Certificate of Incorporation, for three years following July 31, 2006, the date upon which shares of TWC common stock were issued in connection with the Adelphia Acquisition, at least 50% of the board of directors of TWC must be independent directors.

Protections of Minority Class A Common Stockholders.  The approval of the holders of a majority of the voting power of the outstanding shares of TWC Class A common stock held by persons other than Time Warner is necessary in connection with:

•	any merger, consolidation or business combination of TWC in which the holders of TWC Class A common stock do not receive per share consideration identical to that received by the holders of the TWC Class B common stock (other than with respect to voting power) or which would adversely affect the specific rights and privileges of the TWC Class A common stock relative to the TWC Class B common stock;

•	any change to the TWC Certificate of Incorporation that would have a material adverse effect on the rights of the holders of the TWC Class A common stock in a manner different from the effect on the holders of the TWC Class B common stock;

•	through July 31, 2011, any change to provisions of TWC’s amended and restated by-laws (the “TWC By-Laws”) concerning restrictions on transactions between TWC and Time Warner and its affiliates and the adoption of provisions of the TWC Certificate of Incorporation or the TWC By-Laws inconsistent with such restrictions;

•	any change to the TWC Certificate of Incorporation that would alter the number of independent directors required on the TWC board of directors; and

•	any change to the provisions of the TWC Certificate of Incorporation that would affect the right of the TWC Class A common stock to vote as a class in connection with any of the events discussed above.

Matters Affecting the Relationship between Time Warner and TWC

Indebtedness Approval Right.  Under the Shareholder Agreement, until such time as the indebtedness of TWC is no longer attributable to Time Warner, in Time Warner’s reasonable judgment, TWC, its subsidiaries and entities that it manages may not, without the consent of Time Warner, create, incur or guarantee any indebtedness (except for the issuance of commercial paper or borrowings under TWC’s current revolving credit facility up to the limit of that credit facility, to which Time Warner has consented), including preferred equity, or rental obligations if its ratio of indebtedness plus six times its annual rental expense to EBITDA (as EBITDA is defined in the Shareholder Agreement) plus rental expense, or “EBITDAR,” then exceeds or would exceed 3:1.

Time Warner Standstill.  Under the Shareholder Agreement, Time Warner has agreed that prior to August 1, 2009 (three years following the closing of the Adelphia Acquisition), Time Warner will not make or announce a tender offer or exchange offer for TWC Class A common stock without the approval of a majority of the independent directors of TWC; and prior to August 1, 2016 (10 years following the closing of the Adelphia Acquisition), Time Warner will not enter into any business combination with TWC, including a short-form merger, without the approval of a majority of the independent directors of TWC. Under the Adelphia Acquisition agreement, TWC has agreed that for a period of two years following the closing of the Adelphia Acquisition it will not enter into any short-form merger and that for a period of 18 months following the closing of the Adelphia Acquisition it will not issue equity securities to any person (other than, subject to satisfying certain requirements, Time Warner and its affiliates) that have a higher vote per share than the TWC Class A common stock.

Transactions between Time Warner and TWC.  The TWC By-Laws provide that Time Warner may only enter into transactions with TWC and its subsidiaries, including TWE, that are on terms that, at the time of entering into such transaction, are substantially as favorable to TWC or its subsidiaries as they would be able to receive in a comparable arm’s-length transaction with a third party. Any such transaction involving reasonably anticipated payments or other consideration of $50 million or greater also requires the prior approval of a majority of the independent directors of TWC. The TWC By-Laws also prohibit TWC from entering into any transaction having the intended effect of benefiting Time Warner and any of its affiliates (other than TWC and its subsidiaries) at the expense of TWC or any of its subsidiaries in a manner that would deprive TWC or any of its subsidiaries of the benefit it would have otherwise obtained if the transaction were to have been effected on arm’s-length terms.

Time Warner Registration Rights Agreement between TWC and Time Warner.  At the closing of the TWE Restructuring, Time Warner and TWC entered into a registration rights agreement (the “Registration Rights Agreement”) relating to Time Warner’s shares of TWC common stock. Subject to several exceptions, including TWC’s right to defer a demand registration under some circumstances, Time Warner may, under that agreement, require that TWC take commercially reasonable steps to register for public resale under the Securities Act all shares of common stock that Time Warner requests to be registered. Time Warner may demand an unlimited number of registrations. In addition, Time Warner has been granted “piggyback” registration rights subject to customary restrictions and TWC is permitted to piggyback on Time Warner’s registrations. TWC has also agreed that, in connection with a registration and sale by Time Warner under the Registration Rights Agreement, it will indemnify Time Warner and bear all fees, costs and expenses, except underwriting discounts and selling commissions.

Item 1A.	Risk Factors.

Risks Related to Competition

TWC faces a wide range of competition, which could affect its future results of operations.

TWC’s industry is and will continue to be highly competitive. Some of TWC’s principal competitors — in particular, direct broadcast satellite operators and incumbent local telephone companies — either offer or are making significant capital investments that will allow them to offer services that provide directly comparable features and functions to those TWC offers, and they are aggressively seeking to offer them in bundles similar to TWC’s.

Incumbent local telephone companies have recently increased their efforts to provide video services. The two major incumbent local telephone companies — AT&T and Verizon — have both announced that they intend to make fiber upgrades of their networks, although each is using a different architecture. AT&T is expected to utilize one of a number of fiber architectures, including FTTN, and Verizon utilizes a fiber architecture known as FTTH. Some upgraded portions of these networks are or will be capable of carrying two-way video services that are technically comparable to TWC’s, high-speed data services that operate at speeds as high or higher than those TWC makes available to customers in these areas and digital voice services that are similar to TWC’s. In addition, these companies continue to offer their traditional phone services as well as bundles that include wireless voice services provided by affiliated companies. In areas where they have launched video services, these parties are aggressively marketing video, voice and data bundles at entry level prices similar to those TWC uses to market its bundles.

TWC’s video business faces intense competition from direct broadcast satellite providers. These providers compete with TWC based on aggressive promotional pricing and exclusive programming (e.g., “NFL Sunday Ticket,” which is not available to cable operators). Direct broadcast satellite programming is comparable in many respects to TWC’s analog and digital video services, including TWC’s DVR service. In addition, the two largest direct broadcast satellite providers offer some interactive programming features. These providers are working to increase the number of HDTV channels they offer in order to differentiate their service from services offered by cable operators.

In some areas, incumbent local telephone companies and direct broadcast satellite operators have entered into co-marketing arrangements that allow both parties to offer synthetic bundles (i.e., video services provided principally by the direct broadcast satellite operator, and DSL and traditional phone service offered by the telephone companies). From a consumer standpoint, the synthetic bundles appear similar to TWC’s bundles and result in a single bill. AT&T is offering a service in some areas that utilizes direct broadcast satellite video but in an integrated package with AT&T’s DSL product, which enables an Internet-based return path that allows the user to order a VOD-like product and other services that TWC provides using its two-way network.

TWC operates its cable systems under non-exclusive franchises granted by state or local authorities. The existence of more than one cable system operating in the same territory is referred to as an “overbuild.” In some of TWC’s operating areas, other operators have overbuilt TWC’s systems and offer video, data and/or voice services in competition with TWC.

In addition to these competitors, TWC faces competition on individual services from a range of competitors. For instance, TWC’s video service faces competition from providers of paid television services (such as satellite master antenna services) and from video delivered over the Internet. TWC’s high-speed data service faces competition from, among others, incumbent local telephone companies utilizing their newly-upgraded fiber networks and/or DSL lines, Wi-Fi, Wi-Max and 3G wireless broadband services provided by mobile carriers such as Verizon Wireless, broadband over power line providers, and from providers of traditional dial-up Internet access. TWC’s voice service faces competition for voice customers from incumbent local telephone companies, cellular telephone service providers, Internet phone providers, such as Vonage, and others.

Any inability to compete effectively or an increase in competition with respect to video, voice or high-speed data services could have an adverse effect on TWC’s financial results and return on capital expenditures due to possible increases in the cost of gaining and retaining subscribers and lower per subscriber revenue, could slow or cause a decline in TWC’s growth rates, reduce its revenues, reduce the number of its subscribers or reduce its ability to increase penetration rates for services. As TWC expands and introduces new and enhanced products and services, TWC may be subject to competition from other providers of those products and services, such as telecommunications providers, ISPs and consumer electronics companies, among others. TWC cannot predict the extent to which this competition will affect its future financial results or return on capital expenditures.

Future advances in technology, as well as changes in the marketplace and in the regulatory and legislative environments, may result in changes to the competitive landscape. For additional information regarding the regulatory and legal environment, see “— Risks Related to Government Regulation” and Item 1, “Business — Regulatory Matters.”

TWC operates its cable systems under franchises that are non-exclusive. State and local franchising authorities can grant additional franchises and foster additional competition.

TWC’s cable systems are constructed and operated under non-exclusive franchises granted by state or local governmental authorities. Federal law prohibits franchising authorities from unreasonably denying requests for additional franchises. Consequently, competing operators may build systems in areas in which TWC holds franchises. In the past, competing operators — most of them relatively small — have obtained such franchises and offered competing services in some areas in which TWC holds franchises. More recently, incumbent local telephone companies with significant resources, particularly Verizon and AT&T, have obtained or have sought to obtain such franchises in connection with or in preparation for offering of video, high speed data and digital voice services in some of TWC’s service areas. See “— TWC faces a wide range of competition, which could affect its future results of operations” above. The existence of more than one cable system operating in the same territory is referred to as an “overbuild.”

TWC faces competition from incumbent local telephone companies and other overbuilders in many of the areas it serves, including within each of its five major geographic operating areas. In New York City, TWC faces competition from Verizon and another overbuilder, RCN Corporation (“RCN”). In upstate New York, overbuild activity is focused primarily in the Binghamton and Rochester areas, where competitors include Delhi Telephone and Empire Video Corporation, respectively. In the Carolinas, a number of local telephone companies, including Horry Telephone Cooperative, Southern Coastal Cable and Knology, are offering competing services, principally in South Carolina. TWC’s Ohio operations face competition from local telephone companies such as New Knoxville Telephone Company, Wide Open West, Telephone Service Company and Columbus Grove Telephone Company. Recently, AT&T was granted franchises in the Columbus area. There is also local telephone company and other overbuild competition in TWC’s Texas region in the areas of Dallas, San Antonio, Waco, Austin and other areas in south and west Texas that TWC serves. Competing providers include FISION, Grande Communications, Wide Open West, and Western Integrated Networks. AT&T and Verizon have also been granted state-issued franchises in Texas. In southern California, TWC faces competition from RCN, AT&T and Verizon.

Additional overbuild situations may occur in these and TWC’s other operating areas. In particular, Verizon and AT&T have both indicated that they will continue to upgrade their networks to enable the delivery of video and high-speed data services, in addition to their existing telephone services. In addition, companies that traditionally have not provided cable services and that have substantial financial resources may also decide to obtain franchises and seek to provide competing services.

Increased competition from any source, including overbuilders, could require TWC to charge lower prices for existing or future services than it otherwise might or require TWC to invest in or otherwise obtain additional services more quickly or at higher costs than it otherwise might. These actions, or the failure to take steps to allow TWC to compete effectively, could adversely affect TWC’s growth, financial condition and results of operations.

TWC faces risks relating to competition for the leisure and entertainment time of audiences, which has intensified in part due to advances in technology.

In addition to the various competitive factors discussed above, TWC’s business is subject to risks relating to increasing competition for the leisure and entertainment time of consumers. TWC’s business competes with all other sources of entertainment and information delivery, including broadcast television, movies, live events, radio broadcasts, home video products, console games, print media and the Internet. Technological advancements, such as VOD, new video formats, and Internet streaming and downloading, have increased the number of entertainment and information delivery choices available to consumers and intensified the challenges posed by audience fragmentation. The increasing number of choices available to audiences could negatively impact not only consumer demand for TWC’s products and services, but also advertisers’ willingness to purchase advertising from TWC. If TWC does not respond appropriately to further increases in the leisure and entertainment choices available to consumers, its competitive position could deteriorate, and its financial results could suffer.

Significant increases in the use of bandwidth-intensive Internet-based services could increase TWC’s costs.

The rising popularity of bandwidth-intensive Internet-based services poses special risks for TWC’s high-speed data business. Examples of such services include peer-to-peer file sharing services, gaming services, the delivery of video via streaming technology and by download, as well as Internet phone services. If heavy usage of bandwidth-intensive services grows beyond TWC’s current expectations, it may need to invest more capital than currently anticipated to expand the bandwidth capacity of its systems or its customers may have a suboptimal experience when using its high-speed data service. TWC’s ability to manage its network efficiently could be restricted by legislative efforts to impose so-called “net neutrality” requirements on cable operators. See “— Risks Related to Government Regulation — TWC’s business is subject to extensive governmental regulation, which could adversely affect its business.”

TWC’s competitive position could suffer if TWC is unable to develop a compelling wireless offering.

TWC offers high-quality information, entertainment and communication services over sophisticated broadband cable networks. TWC believes these networks currently provide the most efficient means to provide such services to consumers’ homes. However, consumers are increasingly interested in accessing information, entertainment and communication services outside the home as well.

TWC is exploring various means by which it can offer its customers mobile services but there can be no assurance that TWC will be successful in doing so or that any such services it offers will appeal to consumers. In November 2005, TWC and several other cable operators, together with Sprint, announced the formation of a joint venture that would develop integrated cable and wireless products that the venture’s owners could offer to customers bundled with cable services. There can be no assurance that the joint venture will successfully develop any such products, that any products developed will be accepted by consumers or, even if accepted, that the offering will be profitable. A separate joint venture formed by the same parties participated in the recently completed FCC Auction 66 for Advanced Wireless Spectrum and was the winning bidder of 137 licenses. The FCC awarded these licenses to the venture on November 29, 2006. There can be no assurance that the venture will successfully develop mobile voice and related wireless services or otherwise benefit from the acquired spectrum.

Until recently, TWC’s telephone competitors have only been able to include mobile services in their offerings through co-marketing relationships with affiliated wireless providers, which TWC does not believe have proven particularly compelling to consumers. However, TWC anticipates that, in the future, its competitors will either gain greater ownership of, or enter into more effective marketing arrangements with, these wireless providers. For instance, as a result of AT&T’s recent acquisition of BellSouth Corp., it has acquired 100% ownership of Cingular Wireless, LLC, a wireless provider of which AT&T previously owned 60%. If TWC’s competitors begin to expand their service bundles to include compelling mobile features before TWC has developed an equivalent or more compelling offering, TWC may not be in a position to provide a competitive product offering and its business and financial results could suffer.

If TWC pursues wireless strategies intended to provide it with a competitive response to offerings such as those described above, there can be no assurance that such strategies will succeed. For instance, TWC could, in pursuing such a strategy, select technologies, products and services that fail to appeal to consumers. In addition, TWC could incur significant costs in gaining access to, developing and marketing, such services. If TWC incurred such costs, and the resulting products and services were not competitive with other parties’ products or appealing to TWC’s customers, its business and financial results could suffer.

Additional Risks of TWC’s Operations

  TWC’s business is characterized by rapid technological change, and if TWC does not respond appropriately to technological changes, its competitive position may be harmed.

TWC operates in a highly competitive, consumer-driven and rapidly changing environment and is, to a large extent, dependent on its ability to acquire, develop, adopt and exploit new and existing technologies to distinguish its services from those of its competitors. This may take long periods of time and require significant capital investments. In addition, TWC may be required to anticipate far in advance which technologies and equipment it should adopt for new products and services or for future enhancements of or upgrades to its existing products and services. If TWC chooses technologies or equipment that are less effective, cost-efficient or attractive to its customers than those chosen by its competitors, or if TWC offers products or services that fail to appeal to consumers, are not available at competitive prices or that do not function as expected, its competitive position could deteriorate, and its business and financial results could suffer.

TWC’s competitive position also may be adversely affected by various timing factors, such as the ability of its competitors to acquire or develop and introduce new technologies, products and services more quickly than it does. Furthermore, advances in technology, decreases in the cost of existing technologies or changes in competitors’ product and service offerings also may require TWC in the future to make additional research and development expenditures or to offer at no additional charge or at a lower price certain products and services it currently offers to customers separately or at a premium. In addition, the uncertainty of the costs for obtaining intellectual property rights from third parties could impact TWC’s ability to respond to technological advances in a timely manner.

The combination of increased competition, more technologically advanced platforms, products and services, the increasing number of choices available to consumers and the overall rate of change in media and entertainment industries requires companies such as TWC to become more responsive to consumer needs and to adapt more quickly to market conditions than has been necessary in the past. TWC could have difficulty managing these changes while at the same time maintaining its rates of growth and profitability.

  TWC faces certain challenges relating to the integration of the systems acquired in the Transactions into its existing systems and TWC may not realize the anticipated benefits of the Transactions.

The Transactions have combined cable systems that were previously owned and operated by three different companies. TWC expects that it will realize cost savings and other financial and operating benefits as a result of the Transactions. However, due to the complexity of and risks relating to the integration of these systems, among other factors, TWC cannot predict with certainty when these cost savings and benefits will occur or the extent to which they actually will be achieved, if at all.

The successful integration of the Acquired Systems will depend primarily on TWC’s ability to manage the combined operations and integrate into its operations the Acquired Systems (including management information, marketing, purchasing, accounting and finance, sales, billing, customer support and product distribution infrastructure, personnel, payroll and benefits, regulatory compliance and technology systems). The integration of these systems, including the upgrade of certain portions of the Acquired Systems, requires significant capital expenditures and may require TWC to use financial resources it would otherwise devote to other business initiatives, including marketing, customer care, the development of new products and services and the expansion of its existing cable systems. While TWC has planned for certain capital expenditures for, among other things, improvements to plant and technical performance and upgrading system capacity of the Acquired Systems, TWC may be required to spend more than anticipated for those purposes. Furthermore, these integration efforts may require more attention from TWC’s management and impose greater strains on its technical resources than anticipated. If TWC fails to successfully integrate the Acquired Systems, it could have a material adverse effect on TWC’s business and financial results.

Additionally, to the extent TWC encounters significant difficulties in integrating systems or other operations, TWC’s customer care efforts may be hampered. For instance, TWC may experience higher-than-normal call volumes under such circumstances, which might interfere with its ability to take orders, assist customers not impacted by the integration difficulties, and conduct other ordinary course activities. In addition, depending on the scope of the difficulties, TWC may be the subject of negative press reports or customer perception.

TWC has transitional services arrangements with Comcast under which Comcast has agreed to assist TWC by providing certain services to applicable Acquired Systems as TWC integrates those systems into its existing systems. Any failure by Comcast to perform under its agreements may cause the integration of the applicable Acquired Systems to be delayed and may increase the amount of time and money TWC needs to devote to the integration of the applicable Acquired Systems.

TWC faces risks inherent to its voice services business.

TWC may encounter unforeseen difficulties as it introduces its voice services in new operating areas, including the Acquired Systems, and/or increases the scale of its voice service offerings in areas in which they have already been launched. First, TWC faces heightened customer expectations for the reliability of voice services as compared with its video and high-speed data services. TWC has undertaken significant training of customer service representatives and technicians, and it will continue to need a highly trained workforce. To ensure reliable service, TWC may need to increase its expenditures, including spending on technology, equipment and personnel. If the service is not sufficiently reliable or TWC otherwise fails to meet customer expectations, its voice services business could be adversely affected. Second, the competitive landscape for voice services is intense; TWC faces competition from providers of Internet phone services, as well as incumbent local telephone companies, cellular telephone service providers and others. See “— Risks Related to Competition — TWC faces a wide range of competition, which could affect its future results of operations.” Third, TWC’s voice services depend on interconnection and related services provided by certain third parties. As a result, TWC’s ability to implement changes as the service grows may be limited. Finally, TWC expects advances in communications technology, as well as changes in the marketplace and the regulatory and legislative environment. Consequently, TWC is unable to predict the effect that ongoing or future developments in these areas might have on its voice services business and operations.

In addition, TWC’s launch of voice services in the Acquired Systems may pose certain risks. TWC will be unable to provide its voice services in some of the Acquired Systems without first upgrading the facilities. Additionally, TWC may need to obtain certain services from third parties prior to deploying voice services in the Acquired Systems. If TWC encounters difficulties or significant delays in launching voice services in the Acquired Systems, its business and financial results may be adversely affected.

  TWC’s ability to attract new basic video subscribers is dependent in part on growth in new housing in its service areas.

Providing basic video services is an established and highly penetrated business. Approximately 85% of U.S. households are now receiving multi-channel video service. As a result, TWC’s ability to achieve incremental growth in basic video subscribers is dependent in part on growth in new housing in its service areas, which is influenced by various factors outside of TWC’s control, including both national and local economic conditions. If growth in new housing falls or if there are population declines in TWC’s operating areas, opportunities to gain new basic subscribers will decrease, which may have a material adverse effect on TWC’s growth, business and financial results or financial condition.

  TWC relies on network and information systems and other technology, and a disruption or failure of such networks, systems or technology as a result of computer viruses, misappropriation of data or other malfeasance, as well as outages, natural disasters, accidental releases of information or similar events, may disrupt TWC’s business.

Because network and information systems and other technologies are critical to TWC’s operating activities, network or information system shutdowns caused by events such as computer hacking, dissemination of computer viruses, worms and other destructive or disruptive software, denial of service attacks and other malicious activity, as well as power outages, natural disasters, terrorist attacks and similar events, pose increasing risks. Such an event could have an adverse impact on TWC and its customers, including degradation of service, service disruption, excessive call volume to call centers and damage to equipment and data. Such an event also could result in large expenditures necessary to repair or replace such networks or information systems or to protect them from similar events in the future. Significant incidents could result in a disruption of TWC’s operations, customer dissatisfaction, or a loss of customers and revenues.

Furthermore, TWC’s operating activities could be subject to risks caused by misappropriation, misuse, leakage, falsification and accidental release or loss of information maintained in TWC’s information technology systems and networks, including customer, personnel and vendor data. TWC could be exposed to significant costs if such risks were to materialize, and such events could damage its reputation and credibility. TWC also could be required to expend significant capital and other resources to remedy any such security breach. As a result of the increasing awareness concerning the importance of safeguarding personal information, the potential misuse of such information and legislation that has been adopted or is being considered regarding the protection and security of personal information, information-related risks are increasing, particularly for businesses like TWC’s that handle a large amount of personal customer data.

  If TWC is unable to retain senior executives and attract and retain other qualified employees, its growth might be hindered, which could impede TWC’s ability to run its business and potentially reduce its revenues and profitability.

TWC’s success depends in part on its ability to attract, hire, train and retain qualified managerial, sales, customer service and marketing personnel. TWC faces significant competition for these types of personnel. TWC may be unsuccessful in attracting and retaining the required personnel to conduct and expand its operations successfully and, in such an event, its revenues and profitability could decline. TWC’s success also depends to a significant extent on the continued service of its senior management team, including Messrs. Britt and Hobbs, with whom TWC has employment agreements. The loss of any member of TWC’s senior management team or other qualified employees could impair TWC’s ability to execute its business plan and growth strategy, cause TWC to lose subscribers and reduce its net sales, or lead to employee morale problems and/or the loss of key employees. In addition, key personnel may leave TWC and compete against it.

  TWC’s business may be adversely affected if it cannot continue to license or enforce the intellectual property rights on which its business depends.

TWC relies on patent, copyright, trademark and trade secret laws and licenses and other agreements with its employees, customers, suppliers, and other parties, to establish and maintain its intellectual property rights in technology and the products and services used in TWC’s operations. However, any of TWC’s intellectual property rights could be challenged or invalidated, or such intellectual property rights may not be sufficient to permit TWC to take advantage of current industry trends or otherwise to provide competitive advantages, which could result in costly redesign efforts, discontinuance of certain product or service offerings or other competitive harm. Additionally, from time to time TWC receives notices from others claiming that it infringes their intellectual property rights, and the number of these claims could increase in the future. Claims of intellectual property infringement could require TWC to enter into royalty or licensing agreements on unfavorable terms, incur substantial monetary liability or be enjoined preliminarily or permanently from further use of the intellectual property in question, which could require TWC to change its business practices and limit its ability to compete effectively. Even if TWC believes that the claims are without merit, the claims can be time-consuming and costly to defend and divert management’s attention and resources away from TWC’s businesses. Also, because of the rapid pace of technological change, TWC relies on technologies developed or licensed by third parties, and TWC may not be able to obtain or continue to obtain licenses from these third parties on reasonable terms, if at all. See also “— Risks Related to TWC’s Relationship with Time Warner — TWC is party to agreements with Time Warner governing the use of TWC’s brand names, including the “Time Warner Cable” brand name, that may be terminated by Time Warner if TWC fails to perform its obligations under those agreements or if it undergoes a change of control.”

  The accounting treatment of goodwill and other identified intangibles could result in future asset impairments, which would be recorded as operating losses.

As of December 31, 2006, TWC had approximately $41.0 billion of unamortized intangible assets, including goodwill of $2.1 billion and cable franchises of $38.1 billion on its balance sheet. At December 31, 2006, these intangible assets represented approximately 74% of TWC’s total assets.

Financial Accounting Standards Board (“FASB”) Statement No. 142, Goodwill and Other Intangible Assets (“FAS 142”) requires that goodwill, including the goodwill included in the carrying value of investments accounted for using the equity method of accounting, and other intangible assets deemed to have indefinite useful lives, such as franchise agreements, cease to be amortized. FAS 142 requires that goodwill and certain intangible assets be tested at least annually for impairment. If TWC finds that the carrying value of goodwill or a certain intangible asset exceeds its fair value, it will reduce the carrying value of the goodwill or intangible asset to the fair value, and will recognize an impairment loss. Any such impairment losses are required to be recorded as noncash operating losses.

TWC’s 2006 annual impairment analysis, which was performed during the fourth quarter, did not result in an impairment charge. For one reporting unit, the 2006 estimated fair value was within 10% of the respective book value. Applying a hypothetical 10% decrease to the fair value of this reporting unit would result in a greater book value than fair value for cable franchises in the amount of approximately $20 million. Other intangible assets not subject to amortization are tested for impairment annually, or more frequently if events or circumstances indicate that the asset might be impaired. See “Management’s Discussion and Analysis of Results of Operations and Financial Condition — Critical Accounting Policies — Asset Impairments — Goodwill and Indefinite-lived Intangible Assets” and “— Finite-lived Intangible Assets.”

The impairment tests require TWC to make an estimate of the fair value of intangible assets, which is primarily determined using discounted cash flow methodologies, research analyst estimates, market comparisons and a review of recent transactions. Since a number of factors may influence determinations of fair value of intangible assets, including those set forth in this discussion of “Risk Factors,” TWC is unable to predict whether impairments of goodwill or other indefinite-lived intangibles will occur in the future. Any such impairment would result in TWC recognizing a corresponding operating loss, which could have a material adverse effect on the market price of its Class A common stock.

  The IRS and state and local tax authorities may challenge the tax characterizations of the Adelphia Acquisition, the Redemptions and the Exchange, or TWC’s related valuations, and any successful challenge by the IRS or state or local tax authorities could materially adversely affect TWC’s tax profile, significantly increase TWC’s future cash tax payments and significantly reduce its future earnings and cash flow.

The Adelphia Acquisition was designed to be a fully taxable asset sale, the TWC Redemption was designed to qualify as a tax-free split-off under section 355 of the Internal Revenue Code of 1986, as amended (the “Tax Code”), the TWE Redemption was designed as a redemption of Comcast’s partnership interest in TWE, and the Exchange was designed as an exchange of designated cable systems. There can be no assurance, however, that the Internal Revenue Service (the “IRS”) or state or local tax authorities (collectively with the IRS, the “Tax Authorities”) will not challenge one or more of such characterizations or TWC’s related valuations. Such a successful challenge by the Tax Authorities could materially adversely affect TWC’s tax profile (including its ability to recognize the intended tax benefits from the Transactions), significantly increase TWC’s future cash tax payments and significantly reduce its future earnings and cash flow. The tax consequences of the Adelphia Acquisition, the Redemptions and the Exchange are complex and, in many cases, subject to significant uncertainties, including, but not limited to, uncertainties regarding the application of federal, state and local income tax laws to various transactions and events contemplated therein and regarding matters relating to valuation.

A significant portion of TWC’s indebtedness will mature over the next three to five years. If TWC is unable to refinance this indebtedness on favorable terms its financial condition and results of operations may suffer.

As of December 31, 2006, TWC had $14.4 billion in long-term debt. In particular, TWC is the borrower under two $4.0 billion term loan facilities and a $6.0 billion revolving credit facility, which become due in February 2009, February 2011 and February 2011, respectively, as well as an issuer of commercial paper. In addition, TWE’s 7.25% senior debentures with a principal amount of $600 million will mature in 2008. No assurance can be given that TWC will be able to refinance its or its subsidiaries’ existing indebtedness on favorable terms, if at all. TWC’s ability to refinance its indebtedness could be affected by many factors, including adverse developments in the lending markets and other external factors which are beyond TWC’s control. If TWC is unable to refinance its indebtedness on favorable terms, its cost of financing could increase significantly and have a material adverse effect on its business, financial results and financial condition. See “Management’s Discussion and Analysis of Results of Operations and Financial Condition — Financial Condition and Liquidity.”

As a result of the indebtedness incurred in connection with the Transactions, TWC will be required to use an increased amount of the cash provided by its operating activities to service its debt obligations, which could limit its flexibility to grow its business and take advantage of new business opportunities.

Borrowings under TWC’s bank credit agreements and commercial paper program increased from $1.1 billion at December 31, 2005 to $11.1 billion at December 31, 2006, primarily in order to fund a large portion of the cash payments made in connection with the Transactions. As a result, TWC’s obligations to make principal and interest payments related to TWC’s indebtedness have increased. TWC’s increased amount of indebtedness and debt servicing obligations will require TWC to dedicate a larger amount of its cash flow from operations to making payments on its indebtedness than it has in the past. This reduces the availability of TWC’s cash flow to fund working capital and capital expenditures and for other general corporate purposes, may increase TWC’s vulnerability to general adverse economic and industry conditions, may limit TWC’s flexibility in planning for, or reacting to, changes in its business and the industry in which it operates, may limit TWC’s ability to make strategic acquisitions or pursue other business opportunities and may limit its ability to borrow additional funds and may increase the cost of any such borrowings.

Risks Related to Dependence on Third Parties

Increases in programming costs could adversely affect TWC’s operations, business or financial results.

Programming has been, and is expected to continue to be, one of TWC’s largest operating expense items for the foreseeable future. In recent years, TWC has experienced significant increases in the cost of programming, particularly sports programming. The increases are expected to continue due to a variety of factors, including inflationary and negotiated annual increases, additional programming being provided to subscribers, and increased costs to purchase new programming.

Programming cost increases that are not passed on fully to TWC’s subscribers have had, and will continue to have, an adverse impact on cash flow and operating margins. In addition, such increases could have an adverse impact on cash flow and operating margins from new video products and services. Current and future programming providers that provide content that is desirable to TWC’s subscribers may enter into exclusive affiliation agreements with TWC’s cable and non-cable competitors and may be unwilling to enter into affiliation agreements with TWC on acceptable terms, if at all.

In addition, increased demands by owners of some broadcast stations for carriage of other services or payments to those broadcasters for retransmission consent could further increase TWC’s programming costs. Federal law allows commercial television broadcast stations to make an election between “must-carry” rights and an alternative “retransmission-consent” regime. When a station opts for the latter, cable operators are not allowed to carry the station’s signal without the station’s permission. TWC currently has multi-year agreements with most of the retransmission consent stations that it carries. In some cases, TWC carries stations under short-term arrangements while it attempts to negotiate new long-term retransmission agreements. If negotiations with these programmers prove unsuccessful, they could require TWC to cease carrying their signals, possibly for an indefinite period. Any loss of stations could make TWC’s video service less attractive to subscribers, which could result in less subscription and advertising revenue. In retransmission-consent negotiations, broadcasters often condition consent with respect to one station on carriage of one or more other stations or programming services in which they or their affiliates have an interest. Carriage of these other services may increase TWC’s programming expenses and diminish the amount of capacity it has available to introduce new services, which could have an adverse effect on TWC’s business and financial results.

TWC may not be able to obtain necessary hardware, software and operational support.

TWC depends on third party suppliers and licensors to supply some of the hardware, software and operational support necessary to provide some of its services. TWC obtains these items from a limited number of vendors, some of which do not have a long operating history. Some of TWC’s hardware, software and operational support vendors represent TWC’s sole source of supply or have, either through contract or as a result of intellectual property rights, a position of some exclusivity. If demand exceeds these vendors’ capacity or if these vendors experience operating or financial difficulties, TWC’s ability to provide some services might be materially adversely affected, or the need to procure or develop alternative sources of the affected materials might delay the provision of services. These events could materially and adversely affect TWC’s ability to retain and attract subscribers, and have a material negative impact on TWC’s operations, business, financial results and financial condition. Since late 2006, TWC has noted increased demand for HDTV-capable set-top boxes. This increased demand comes at a time when TWC’s set-top box suppliers need to begin making changes in their production processes to enable them to supply cable operators with set-top boxes that use separate security. See “— Risks Related to Government Regulation — The FCC’s set-top box rules could impose significant additional costs on TWC” below. As of February 20, 2007, TWC was experiencing, and may continue to experience during the near term, difficulty in obtaining sufficient quantities of HDTV-capable set-top boxes to satisfy all consumer requests for such boxes.

A limited number of vendors of key technologies can lead to less product innovation and higher costs. For these reasons, TWC generally endeavors to establish alternative vendors for materials it consider critical, but may not be able to establish these relationships or be able to obtain required materials on favorable terms. For example, each of TWC’s systems currently purchases set-top boxes from a limited number of vendors. This is due to the fact that each of TWC’s cable systems uses one of two proprietary conditional access security schemes, which allow TWC to regulate subscriber access to some services, such as premium channels. TWC believes that the proprietary nature of these conditional access schemes makes other manufacturers reluctant to produce set-top boxes. Future innovation in set-top boxes may be restricted until these issues are resolved. In addition, TWC believes that the general lack of compatibility among set-top box operating systems has slowed the industry’s development and deployment of digital set-top box applications. TWC has developed a proprietary user interface and interactive programming guide that it expects to introduce in most of its operating areas during 2007. No assurance can be given that TWC’s proprietary interface and guide will operate correctly, will be popular with consumers or will be compatible with other products and services that TWC’s customers value.

In addition, TWC has agreements with Verizon and Sprint under which these companies assist TWC in providing Digital Phone service to customers by routing voice traffic to the public switched network, delivering enhanced 911 service and assisting in local number portability and long distance traffic carriage. In July 2006, TWC agreed to expand its multi-year relationship with Sprint, selecting Sprint as its primary provider of these services, including in the Acquired Systems. TWC’s transition to and reliance on a single provider for the bulk of these services may render it vulnerable to service disruptions.

In addition, in some limited areas, as a result of rulings of the applicable state public utility commissions, Verizon and Sprint cannot provide TWC with certain of their services, including those that use interconnection obtained from certain local telephone companies. While TWC has filed a petition with the FCC requesting clarification that Verizon and Sprint are entitled to provide these services to TWC and, in the interim, plans to provide its Digital Phone service in these limited areas, where possible, by obtaining interconnection directly from the local telephone companies and providing TWC’s own 911 connectivity and number portability, TWC’s inability to use Sprint and Verizon for these services could negatively impact its ability to offer Digital Phone in certain areas as well as the cost of providing its service.

TWC may encounter substantially increased pole attachment costs.

Under federal law, TWC has the right to attach cables carrying video services to the telephone and similar poles of investor-owned utilities at regulated rates. However, because these cables carry services other than video services, such as high-speed data services or new forms of voice services, some utility pole owners have sought to impose additional fees for pole attachment. The U.S. Supreme Court has rejected the efforts of some utility pole owners to make cable attachments carrying Internet traffic ineligible for regulatory protection. Pole owners have, however, made arguments in other areas of pole regulation that, if successful, could significantly increase TWC’s costs. In addition, TWC’s pole attachment rates may increase insofar as TWC’s systems are providing voice services.

Some of the poles TWC uses are exempt from federal regulation because they are owned by utility cooperatives and municipal entities. These entities may not renew TWC’s existing agreements when they expire, and they may require TWC to pay substantially increased fees. A number of these entities are currently seeking to impose substantial rate increases. Any inability to secure continued pole attachment agreements with these cooperatives or municipal utilities on commercially reasonable terms could cause TWC’s business, financial results or financial condition to suffer.

  The adoption of, or the failure to adopt, certain consumer electronics devices or computers may negatively impact TWC’s offerings of new and enhanced services.

Customer acceptance and use of new and enhanced services depend, to some extent, on customers having ready access and exposure to these services. One of the ways this access is facilitated is through the user interface included in TWC’s digital set-top boxes. As of December 31, 2006, approximately 54% of TWC’s basic video subscribers leased one or more digital set-top boxes from it. The consumer electronics industry’s provision of “cable ready” and “digital cable ready” televisions and other devices, as well as the IT industry’s provision of computing devices capable of tuning, storing and displaying cable video signals, means customers owning these devices may use a different user interface from the one TWC provides and/or may not be able to access services requiring two-way transmission capabilities unless they also have a set-top box. Accordingly, customers using these devices without set-top boxes may have limited exposure and access to TWC’s advanced video services, including its interactive program guide and VOD and SVOD. If such devices attain wide consumer acceptance, TWC’s revenue from equipment rental and two-way transmission-based services could decrease, and there could be a negative impact on TWC’s ability to sell advanced services to customers. TWC cannot predict the extent to which different interfaces will affect TWC’s future business and operations. See Item 1, “Business — Regulatory Matters — Communications Act and FCC Regulation.”

TWC and other cable operators are involved in various efforts to ensure that consumer electronics and IT industry devices are capable of utilizing TWC’s two-way services, including: direct arrangements with a handful of consumer electronics companies that have led to the imminent deployment of a limited number of two-way capable televisions and other devices; continuing efforts (unsuccessful to date) to negotiate two-way interoperability standards with the broad consumer electronics industry; the development of an open software architecture layer that such devices could use to accept two-way applications; and an effort to develop a downloadable security system for consumer electronics devices. No assurances can be given that these or other efforts will be successful or that, if successful, consumers will widely adopt devices utilizing these technologies.

Risks Related to Government Regulation

TWC’s business is subject to extensive governmental regulation, which could adversely affect TWC’s business.

TWC’s video and voice services are subject to extensive regulation at the federal, state, and local levels. In addition, the federal government also has been exploring possible regulation of high-speed data services. Additional regulation, including regulation relating to rates, equipment, programming, levels and types of services, taxes and other charges, could have an adverse impact on TWC’s services. TWC expects that legislative enactments, court actions, and regulatory proceedings will continue to clarify and in some cases change the rights of cable companies and other entities providing video, data and voice services under the Communications Act and other laws, possibly in ways that TWC has not foreseen. The results of these legislative, judicial, and administrative actions may materially affect TWC’s business operations in areas such as:

•	Cable Franchising. At the federal level, various provisions have been introduced in connection with broader Communications Act reform that would streamline the video franchising process to facilitate entry by new competitors. To date, no such measures have been adopted by Congress. In December 2006, the FCC adopted an order in which the agency concluded that the current franchise approval process constitutes an unreasonable barrier to entry that impedes the development of cable competition and broadband deployment. As a result, the agency adopted new rules intended to limit the ability of county- and municipal-level franchising authorities to delay or refuse the grant of competitive franchises. Among other things, the new rules: establish deadlines for franchising authorities to act on applications; prohibit franchising authorities from placing unreasonable build-out demands on applicants; specify that certain fees, costs, and other compensation to franchising authorities will count towards the statutory five-percent cap on franchise fees; prohibit franchising authorities from requiring applicants to undertake certain obligations concerning the provision of public, educational, and governmental access programming and institutional networks; and preempt local level-playing-field regulations, and similar provisions, to the extent they impose restrictions on applicants greater than those in the FCC’s new rules.

At the state level, several states, including California, New Jersey, North Carolina, South Carolina and Texas have enacted statutes intended to streamline entry by additional video competitors. Some of these statutes provide more favorable treatment to new entrants than to existing providers. Similar bills are pending or may be enacted in additional states. To the extent federal or state laws or regulations facilitate additional competitive entry or create more favorable regulatory treatment for new entrants, TWC’s operations could be materially and adversely affected.

•	A la carte Video Services. There has from time to time been federal legislative interest in requiring cable operators to offer historically bundled programming services on an à la carte basis. Currently, no such legislation is pending. In November 2004, the FCC released a study concluding that à la carte would raise costs for consumers and reduce programming choices. In February 2006, the FCC’s Media Bureau issued a revised report that concluded, contrary to the findings of the earlier study, that à la carte could be beneficial in some instances. There are no pending proceedings related to à la carte at the FCC.

•	Carriage Regulations. In 2005, the FCC reaffirmed its earlier decisions rejecting multicasting (i.e., carriage of more than one program stream per broadcaster) and dual carriage (i.e., carriage of both digital and analog broadcast signals) requirements with respect to carriage of broadcast signals pursuant to must-carry rules. Certain parties filed petitions for reconsideration. To date, no action has been taken on these reconsideration petitions, and TWC is unable to predict what requirements, if any, the FCC might adopt. In addition, the FCC is expected to launch proceedings related to leased access and program carriage. With respect to leased access, the FCC is expected to seek comment on how leased access is being used in the marketplace, and whether any rule changes are necessary to better effectuate statutory objectives. With respect to program carriage, the FCC is expected to examine its procedural rules, and assess whether modifications are needed to achieve more timely decisions in response to program carriage complaints. TWC is unable to predict whether these expected proceedings will lead to any changes in existing regulations.

•	Voice Communications. Traditional providers of voice services generally are subject to significant regulations. It is unclear to what extent those regulations (or other regulations) apply to providers of nontraditional voice services, including TWC’s. In 2004, the FCC broadly inquired how Voice-over Internet Protocol (“VoIP”) should be classified for purposes of the Communications Act, and how it should be regulated. To date, however, the FCC has not issued an order comprehensively resolving that inquiry. Instead, the FCC has addressed certain individual issues on a piecemeal basis. In particular, the FCC declared in 2004 that certain nontraditional voice services are not subject to state certification or tariffing obligations. The full extent of this preemption is unclear and the validity of the preemption order has been appealed to a federal appellate court where a decision is pending. In orders in 2005 and 2006, the FCC subjected nontraditional voice service providers to obligations to provide 911 emergency service, to accommodate law enforcement requests for information and wiretapping and to contribute to the federal universal service fund. TWC was already operating in accordance with these requirements at that time. To the extent that the FCC (or Congress) imposes additional burdens, TWC’s operations could be adversely affected.

  “Net neutrality” legislation or regulation could limit TWC’s ability to operate its high-speed data business profitably, to manage its broadband facilities efficiently and to make upgrades to those facilities sufficient to respond to growing bandwidth usage by its high-speed data customers.

Several disparate groups have adopted the term “net neutrality” in connection with their efforts to persuade Congress and regulators to adopt rules that could limit the ability of broadband providers to manage their networks efficiently and profitably. Although the positions taken by these groups are not well defined and are sometimes inconsistent with one another, most would directly or indirectly limit the ability of broadband providers to apply differential pricing or network management policies to different uses of the Internet. Proponents of such regulation also seek to prohibit broadband providers from recovering the costs of rising bandwidth usage from any parties other than retail customers. The average bandwidth usage of TWC’s high-speed data customers has been increasing significantly in recent years as the amount of high-bandwidth content and the number of applications available on the Internet continues to grow. In order to continue to provide quality service at attractive prices, TWC needs the continued flexibility to develop and refine business models that respond to changing consumer uses and demands, to manage bandwidth usage efficiently and to make upgrades to its broadband facilities. As a result, depending on the form it might take, “net neutrality” legislation or regulation could impact TWC’s ability to operate its high-speed data network profitably and to undertake the upgrades that may be needed to continue to provide high quality high-speed data services. TWC is unable to predict the likelihood that such regulatory proposals will be adopted. For a description of current regulatory proposals, see Item 1, “Business — Regulatory Matters — Communications Act and FCC Regulation.”

  Rate regulation could materially adversely impact TWC’s operations, business, financial results or financial condition.

Under current FCC regulations, rates for “basic” video service and associated equipment are permitted to be regulated. In many localities, TWC is not subject to basic video rate regulation, either because the local franchising authority has not asked the FCC for permission to regulate rates or because the FCC has found that there is “effective competition.” Also, there is currently no rate regulation for TWC’s other services, including high-speed data services. It is possible, however, that the FCC or Congress will adopt more extensive rate regulation for TWC’s video services or regulate other services, such as high-speed data and voice services, which could impede TWC’s ability to raise rates, or require rate reductions, and therefore could cause TWC’s business, financial results or financial condition to suffer.

Changes in carriage regulations could impose significant additional costs on TWC.

Although TWC would likely choose to carry almost all local full power analog broadcast signals voluntarily, so called “must carry” rules require TWC to carry video programming that it might not otherwise carry, including some local broadcast television signals on some of its cable systems. In addition, TWC is required to carry local public, educational and government access video programming and unaffiliated commercial leased access video programming. These regulations require TWC to use a substantial part of its capacity for this video programming and, for the most part, TWC must carry this programming without payment or compensation from the programmer.

TWC’s carriage burden might increase due to changes in regulation in connection with the transition to digital broadcasting. FCC regulations require most television broadcast stations to broadcast in digital format as well as in analog format until digital broadcasting becomes widely accepted by television viewers. After this transition period, digital broadcasters must cease broadcasting in analog format. The FCC has concluded that, during the transition period, cable operators will not be required to carry the digital signals of broadcasters that are broadcasting in both analog and digital format. Only the few stations that broadcast solely in digital format will be entitled to carriage of their digital signals during the transition period. Some broadcast parties have asked that the FCC reconsider that determination. If the FCC does so and changes the decision, TWC’s carriage burden could increase significantly.

TWC expects that, once the digital transition is complete, cable operators will be required to carry most local broadcasters’ digital signals. TWC is uncertain whether that requirement will be more onerous than the carriage requirement concerning analog signals. Under the current regulations, each broadcaster is allowed to use the digital spectrum allocated to it to transmit either one “high definition” program stream or multiple separate “standard definition” program streams. The FCC has determined that cable operators will have to carry only one program stream per broadcaster. Some broadcast parties have asked the FCC to reconsider that determination. If the FCC does so and changes the decision, TWC could be compelled to carry more programming over which it is not able to assert editorial control. Consequently, TWC’s mix of programming could become less attractive to subscribers. Moreover, if the FCC adopts rules that are not competitively neutral, cable operators could be placed at a disadvantage versus other multi-channel video providers.

It is not clear whether cable operators may “down convert” must-carry digital signals after the transition to digital broadcasts is complete to ensure they can be viewed by households that do not have digital equipment. If the FCC interprets the relevant statute, or if Congress clarifies the statute, with the result that such down conversion is not permitted, TWC could be required to incur additional costs to deliver the signals to non-digital homes.

TWC may have to pay fees in connection with its cable modem service.

Local franchising authorities generally require cable operators to pay a franchise fee of five percent of revenue, which cable operators collect in turn from their subscribers. TWC has taken the position that under the Communications Act, local franchising authorities are allowed to impose a franchise fee only on revenue from “cable services.” Following the FCC’s March 2002 determination that cable modem service does not constitute a “cable service,” TWC and most other multiple system operators stopped collecting and paying franchise fees on cable modem revenue.

The FCC has initiated a rulemaking proceeding to explore the consequences of its March 2002 order. If either the FCC or a court were to determine that, despite the March 2002 order, TWC is required to pay franchise fees on cable modem revenue, TWC’s franchise fee burden could increase going forward. TWC would be permitted to collect those increased fees from its subscribers, but doing so could impair its competitive position as compared to high-speed data service providers who are not required to collect and pay franchise fees. TWC could also become liable for franchise fees back to the time it stopped paying them. TWC may not be able to recover those fees from subscribers.

The FCC’s set-top box rules could impose significant additional costs on TWC.

Currently, many cable subscribers rent set-top boxes from TWC that perform both signal-reception functions and conditional-access security functions, as well as enable delivery of advanced services. In 1996, Congress enacted a statute seeking to allow cable subscribers to use set-top boxes obtained from certain third parties, including third-party retailers. The most important of the FCC’s implementing regulations requires cable operators to offer separate equipment that provides only the security functions and not the signal-reception functions (so that cable subscribers can purchase set-top boxes or other navigational devices from third parties) and to cease placing into service new set-top boxes that have integrated security and signal-reception functions. The regulations requiring cable operators to cease distributing new set-top boxes with integrated security and signal-reception functions are currently scheduled to go into effect on July 1, 2007. On August 16, 2006, the NCTA filed with the FCC a request that these rules be waived for all cable operators, including TWC, until a downloadable security solution is available or December 31, 2009, whichever is earlier. No assurance can be given that the FCC will grant this or any other waiver request.

TWC’s vendors have not yet manufactured, on a commercial scale, set-top boxes that can support all the services that TWC offers while relying on separate security devices. It is possible that TWC’s vendors will be unable to deliver the necessary set-top boxes in time for TWC to comply with the FCC regulations. It is also possible that the FCC will determine that the set-top boxes that TWC eventually obtains are not compliant with applicable rules. In either case, the FCC may penalize TWC. In addition, design and manufacture of the new set-top boxes will come at a significant expense, which TWC’s vendors will seek to pass on to TWC, but which TWC in turn may not be able to pass on to its customers, thereby increasing its costs. TWC expects to incur approximately $50 million in incremental set-top box costs during 2007 as a result of these regulations. The FCC has indicated that direct broadcast satellite operators are not required to comply with the FCC’s set-top box rules, and one telephone company has asked for a waiver of the rules. If TWC has to comply with the rule prohibiting set-top boxes with integrated security while its competitors are not required to comply with that rule, TWC may be at a competitive disadvantage.

Applicable law is subject to change.

The exact requirements of applicable law are not always clear, and the rules affecting TWC’s businesses are always subject to change. For example, the FCC may interpret its rules and regulations in enforcement proceedings in a manner that is inconsistent with the judgments TWC has made. Likewise, regulators and legislators at all levels of government may sometimes change existing rules or establish new rules. Congress, for example, considers new legislative requirements for cable operators virtually every year, and there is always a risk that such proposals will ultimately be enacted. See Item 1, “Business — Regulatory Matters.”

Risks Related to TWC’s Relationship with Time Warner

  Some of TWC’s officers and directors may have interests that diverge from TWC’s in favor of Time Warner because of past and ongoing relationships with Time Warner and its affiliates.

Some of TWC’s officers and directors may experience conflicts of interest with respect to decisions involving business opportunities and similar matters that may arise in the ordinary course of TWC’s business or the business of Time Warner and its affiliates. One of TWC’s directors is also an executive officer of Time Warner, another is an executive officer of a subsidiary of Time Warner that is a sister company of TWC and four of TWC’s directors (including Glenn A. Britt, TWC’s President and Chief Executive Officer) served as executive officers of Time Warner or its predecessors in the past. A number of TWC’s directors and all of its executive officers also have restricted shares, restricted stock units and/or options to purchase shares of Time Warner common stock. In addition, many of TWC’s directors and executive officers have invested in Time Warner common stock through their participation in Time Warner’s and TWC’s savings plans. These past and ongoing relationships with Time Warner and any significant financial interest in Time Warner by these persons may present conflicts of interest that could materially adversely affect TWC’s business, financial results or financial condition. For example, these decisions could be materially related to:

•	the nature, quality and cost of services rendered to TWC by Time Warner;

•	the desirability of corporate opportunities, such as the entry into new businesses or pursuit of potential acquisitions, particularly those that might allow TWC to compete with Time Warner; and

•	employee retention or recruiting.

The TWC Certificate of Incorporation requires that TWC’s board of directors include independent members, subject to certain limitations, and the TWC By-Laws require that certain related party transactions be approved by a majority of these independent directors.

  Time Warner and its affiliates may compete with TWC in one or more lines of business and may provide some services under the “Time Warner” brand or similar brand names.

Time Warner and its affiliates are engaged in a diverse range of entertainment and media-related businesses, including filmed entertainment, home video and Internet-related businesses, and these businesses may have interests that conflict with or compete in some manner with TWC’s business. Time Warner and its affiliates are generally under no obligation to share any future business opportunities available to it with TWC and the TWC Certificate of Incorporation contains provisions that release Time Warner and its affiliates, including TWC’s directors who are also Time Warner’s employees or executive officers, from this obligation and any liability that would result from breach of this obligation. Time Warner may deliver video, high-speed data, voice and wireless services over DSL, satellite or other means using the “Time Warner” brand name or similar brand names, potentially causing confusion among customers and complicating TWC’s marketing efforts. For instance, Time Warner has licensed the use of “Time Warner Telecom,” until July 2007, and “TW Telecom” and “TWTC” to Time Warner Telecom Inc., a former affiliate of Time Warner and a provider of managed voice and data networking solutions to enterprise organizations, which may compete with TWC’s commercial offerings. Any competition directly with Time Warner or its affiliates could materially adversely impact TWC’s business, financial results or financial condition.

  TWC is party to agreements with Time Warner governing the use of TWC’s brand names, including the “Time Warner Cable” brand name that may be terminated by Time Warner if TWC fails to perform its obligations under those agreements or if TWC undergoes a change of control.

Some of the agreements governing the use of TWC’s brand names may be terminated by Time Warner if TWC:

•	commits a significant breach of its obligations under such agreements;

•	undergoes a change of control, even if Time Warner causes that change of control by selling some or all of its interest in TWC; or

•	materially fails to maintain the quality standards established for the use of these brand names and the products and services related to these brand names.

TWC licenses its brand name, “Time Warner Cable,” and the trademark “Road Runner” from affiliates of Time Warner. TWC believes the “Time Warner Cable” and “Road Runner” brand names are valuable, and their loss could materially adversely affect TWC’s business, financial results or financial condition.

If Time Warner terminates these brand name license agreements, TWC would lose the goodwill associated with its brand names and be forced to develop new brand names, which would likely require substantial expenditures, and its business, financial results or financial condition would likely be materially adversely affected.

  Time Warner controls approximately 90.6% of the voting power of the outstanding TWC common stock and has the ability to elect a majority of TWC’s directors, and its interest may conflict with the interests of TWC’s other stockholders.

Time Warner indirectly holds all of TWC’s outstanding Class B common stock and approximately 82.7% of its outstanding Class A common stock. The common stock held by Time Warner represents approximately 90.6% of TWC’s combined voting power and 84.0% of the total number of shares of capital stock outstanding of all classes of TWC’s voting stock. Accordingly, Time Warner can control the outcome of most matters submitted to a vote of TWC’s stockholders. In addition, Time Warner, because it is the indirect holder of all of TWC’s outstanding Class B common stock, and because it also indirectly holds more than a majority of TWC’s outstanding Class A common stock, is able to elect all of TWC’s directors and will continue to be able to do so as long as it owns a majority of TWC Class A common stock and Class B common stock. As a result of Time Warner’s share ownership and representation on TWC’s board of directors, Time Warner is able to influence all of TWC’s affairs and actions, including matters requiring stockholder approval such as the election of directors and approval of significant corporate transactions. The interests of Time Warner may differ from the interests of TWC’s other stockholders. The TWC Certificate of Incorporation requires that TWC’s board of directors include independent members, subject to certain limitations, and the TWC By-Laws require that certain related party transactions be approved by a majority of these independent directors.

  Time Warner’s approval right over TWC’s ability to incur indebtedness may harm TWC’s liquidity and operations and restrict its growth.

Under a shareholder agreement entered into between TWC and Time Warner on April 20, 2005 (the “Shareholder Agreement”), which became effective upon the closing of the TWC Redemption, until Time Warner no longer considers TWC to have an impact on its credit profile, TWC must obtain the approval of Time Warner prior to incurring additional debt or rental expense (other than with respect to certain approved leases) or issuing preferred equity, if TWC’s consolidated ratio of debt, including preferred equity, plus six times its annual rental expense to consolidated earnings before interest, taxes, depreciation and amortization (each as defined in the Shareholder Agreement) (“EBITDA”) plus rental expense, or “EBITDAR,” then exceeds, or would as a result of that incurrence exceed, 3:1, calculated without including any of TWC’s indebtedness or preferred equity held by Time Warner and its wholly owned subsidiaries. On December 31, 2006, this ratio did not exceed 3:1. Although Time Warner has consented to the issuance of commercial paper or borrowings under TWC’s current revolving credit facility up to the limit of that credit facility, if the ratio were exceeded, any other incurrence of debt or rental expense (other than with respect to certain approved leases) or the issuance of preferred stock would require Time Warner’s approval. As a result, TWC may in the future have a limited ability to incur future debt and rental expense (other than with respect to certain approved leases) and issue preferred equity without the consent of Time Warner, which if needed to raise additional capital, could limit TWC’s flexibility in exploring and pursuing financing alternatives and could have a material adverse effect on the market price of TWC Class A common stock and its liquidity and operations and restrict its growth.

  Time Warner’s capital markets and debt activity could adversely affect capital resources available to TWC.

TWC’s ability to obtain financing in the capital markets and from other private sources may be adversely affected by future capital markets activity undertaken by Time Warner and its other subsidiaries. Capital raised by or committed to Time Warner for matters unrelated to TWC may reduce the supply of capital available for TWC as a result of increased leverage of Time Warner on a consolidated basis or reluctance in the market to incur additional credit exposure to Time Warner on a consolidated basis. In addition, TWC’s ability to undertake significant capital raising activities may be constrained by competing capital needs of other Time Warner businesses unrelated to TWC. For instance, on November 13, 2006, Time Warner issued $5 billion in principal amount of notes and debentures with maturity dates ranging from November 2009 to November 2036. As of December 31, 2006, Time Warner had unused committed capacity of $7.1 billion, including approximately $1.5 billion of cash and equivalents, under its $7.0 billion committed credit facility, and TWC had approximately $2.8 billion of available borrowing capacity, including approximately $51 million of cash and equivalents, under its $14.0 billion committed credit facilities.

  TWC is exempt from certain corporate governance requirements since TWC is a “controlled company” within the meaning of the New York Stock Exchange (the “NYSE”) rules and, as a result, its stockholders do not have the protections afforded by these corporate governance requirements.

Time Warner controls more than 50% of the voting power of the outstanding TWC common stock. As a result, TWC is considered to be a “controlled company” for the purposes of the NYSE listing requirements and therefore is permitted to, and has, opted out of the NYSE listing requirements that would otherwise require its board of directors to have a majority of independent directors and its compensation and nominating and governance committees to be comprised entirely of independent directors. Accordingly, TWC’s stockholders do not have the same protections afforded to stockholders of companies that are subject to all of the NYSE corporate governance requirements. However, the TWC Certificate of Incorporation contains provisions requiring that independent directors constitute at least 50% of its board of directors and the TWC By-Laws require that certain related party transactions be approved by a majority of these independent directors.

As a condition to the consummation of the Adelphia Acquisition, the TWC Certificate of Incorporation provides that this provision may not be amended, altered or repealed, and no provision inconsistent with this requirement may be adopted, for a period of three years following the closing of the Adelphia Acquisition without, among other things, the consent of a majority of the holders of the Class A common stock other than Time Warner and its affiliates.

Item 1B.	Unresolved Staff Comments.

Not applicable.

Item 2.	Properties.

TWC’s principal physical assets consist of operating plant and equipment, including signal receiving, encoding and decoding devices, headends and distribution systems and equipment at or near subscribers’ homes for each of TWC’s cable systems. The signal receiving apparatus typically includes a tower, antenna, ancillary electronic equipment and earth stations for reception of satellite signals. Headends, consisting of electronic equipment necessary for the reception, amplification and modulation of signals, are located near the receiving devices. TWC’s distribution system consists primarily of coaxial and fiber optic cables, lasers, routers, switches and related electronic equipment. TWC’s cable plant and related equipment generally are attached to utility poles under pole rental agreements with local public utilities, although in some areas the distribution cable is buried in underground ducts or trenches. Customer premise equipment consists principally of set-top boxes and cable modems. The physical components of cable systems require periodic maintenance.

TWC’s high-speed data backbone consists of fiber owned by TWC or circuits leased from affiliated and third-party vendors, and related equipment. TWC also operates regional and national data centers with equipment that is used to provide services, such as e-mail, news and web services to TWC’s high-speed data subscribers and to provide services to its Digital Phone customers. In addition, TWC maintains a network operations center with equipment necessary to monitor and manage the status of TWC’s high-speed data network.

As of December 31, 2006, the largest property TWC owned was an approximately 318,500 square foot building housing one of TWC’s divisional headquarters, a call center and a warehouse in Columbia, SC, of which approximately 50% is leased to a third-party tenant, and TWC leased and owned other real property housing national operations centers and regional data centers used in TWC’s high-speed data services business in Herndon, VA; Raleigh, NC; Tampa, FL; Syracuse, NY; Austin, TX; Kansas City, MO; Orange County, CA; New York, NY; and Columbus, OH. As of December 31, 2006, TWC also leased and owned locations for its corporate offices in Stamford, CT and Charlotte, NC as well as numerous business offices, warehouses and properties housing divisional operations throughout the country. TWC’s signal reception sites, primarily antenna towers and headends, and microwave facilities are located on owned and leased parcels of land, and TWC owns or leases space on the towers on which certain of TWC’s equipment is located. TWC owns most of its service vehicles.

TWC believes that its properties, both owned and leased, taken as a whole, are in good operating condition and are suitable and adequate for its business operations. The nature of the facilities and properties that TWC acquired as a result of the Transactions is substantially similar to those used in its existing business.

Item 3.	Legal Proceedings.

On May 20, 2006, the America Channel LLC filed a lawsuit in U.S. District Court for the District of Minnesota against both TWC and Comcast alleging that the purchase of Adelphia by Comcast and TWC will injure competition in the cable system and cable network markets and violate the federal antitrust laws. The lawsuit seeks monetary damages as well as an injunction blocking the Adelphia Acquisition. The United States Bankruptcy Court for the Southern District of New York issued an order enjoining the America Channel from pursuing injunctive relief in the District of Minnesota and ordering that the America Channel’s efforts to enjoin the transaction can only be heard in the Southern District of New York, where the Adelphia bankruptcy is pending. America Channel’s appeal of this order was dismissed on October 10, 2006 and its claim for injunctive relief should now be moot. However, America Channel has announced its intention to proceed with its damages case in the District of Minnesota. On September 19, 2006, TWC filed a motion to dismiss this action, which was granted on January 17, 2007 with leave to replead. On February 5, 2007, the America Channel filed an amended complaint. TWC intends to defend against this lawsuit vigorously. TWC is unable to predict the outcome of this suit or reasonably estimate a range of possible loss.

On June 22, 2005, Mecklenburg County filed suit against TWE-A/N in the General Court of Justice District Court Division, Mecklenburg County, North Carolina. Mecklenburg County, the franchisor in TWE-A/N’s Mecklenburg County cable system, alleges that TWE-A/N’s predecessor failed to construct an institutional network in 1981 and that TWE-A/N assumed that obligation upon the transfer of the franchise in 1995. Mecklenburg County is seeking compensatory damages and TWE-A/N’s release of certain video channels it is currently using on the cable system. On April 14, 2006, TWE-A/N filed a motion for summary judgment, which is pending. TWE-A/N intends to defend against this lawsuit vigorously. TWC is unable to predict the outcome of this suit or reasonably estimate a range of possible loss.

On June 16, 1998, plaintiffs in Andrew Parker and Eric DeBrauwere, et al. v. Time Warner Entertainment Company, L.P. and Time Warner Cable filed a purported nationwide class action in U.S. District Court for the Eastern District of New York claiming that TWE sold its subscribers’ personally identifiable information and failed to inform subscribers of their privacy rights in violation of the Cable Communications Policy Act of 1984 (the “Cable Act”) and common law. The plaintiffs seek damages and declaratory and injunctive relief. On August 6, 1998, TWE filed a motion to dismiss, which was denied on September 7, 1999. On December 8, 1999, TWE filed a motion to deny class certification, which was granted on January 9, 2001 with respect to monetary damages, but denied with respect to injunctive relief. On June 2, 2003, the U.S. Court of Appeals for the Second Circuit vacated the District Court’s decision denying class certification as a matter of law and remanded the case for further proceedings on class certification and other matters. On May 4, 2004, plaintiffs filed a motion for class certification, which TWC has opposed. On October 25, 2005, the court granted preliminary approval of a class settlement arrangement on terms that were not material to the Company. A final settlement approval hearing was held on May 19, 2006, and on January 26, 2007, the court denied approval of the settlement. TWC intends to defend against this lawsuit vigorously, but is unable to predict the outcome of the suit or reasonably estimate a range of possible loss.

Certain Patent Litigation

On September 1, 2006, Ronald A. Katz Technology Licensing, L.P. filed a complaint in the U.S. District Court for the District of Delaware alleging that TWC and several other cable operators infringe a number of patents purportedly relating to TWC’s customer call center operations, voicemail and/or VOD services. The plaintiff is seeking unspecified monetary damages as well as injunctive relief. TWC intends to defend against the claim vigorously. TWC is unable to predict the outcome of the suit or reasonably estimate a range of possible loss.

On July 14, 2006, Hybrid Patents Inc. filed a complaint in the U.S. District Court for the Eastern District of Texas alleging that TWC and a number of other cable operators infringe several patents purportedly relating to high-speed data and Internet-based phone services. The plaintiff is seeking unspecified monetary damages as well as injunctive relief. TWC intends to defend against the claim vigorously but is unable to predict the outcome of the suit or reasonably estimate a range of possible loss.

On June 1, 2006, Rembrandt Technologies, LP filed a complaint in the U.S. District Court for the Eastern District of Texas alleging that TWC and a number of other cable operators infringe several patents purportedly related to a variety of technologies, including high-speed data and Internet-based phone services. In addition, on September 13, 2006, Rembrandt Technologies, LP filed a complaint in the U.S. District Court for the Eastern District of Texas alleging that TWC infringes several patents purportedly related to “high-speed cable modem internet products and services.” In each of these cases, the plaintiff is seeking unspecified monetary damages as well as injunctive relief. TWC intends to defend against this lawsuits vigorously. TWC is unable to predict the outcome of these suits or reasonably estimate a range of possible loss.

On July 14, 2005, Forgent Networks, Inc. (“Forgent”) filed suit in the U.S. District Court for the Eastern District of Texas alleging that TWC and a number of other cable operators and direct broadcast satellite operators infringed a patent related to digital video recorder technology. TWC is working closely with its digital video recorder equipment vendors in defense of this matter, certain of whom have filed a declaratory judgment lawsuit against Forgent alleging the patent cited by Forgent to be non-infringed, invalid and unenforceable. Forgent is seeking monetary damages, ongoing royalties and injunctive relief in its suit against the Company. The Company intends to defend against this lawsuit vigorously, but is unable to predict the outcome of this suit or reasonably estimate a range of possible loss.

On April 26, 2005, Acacia Media Technologies (“AMT”) filed suit against TWC in U.S. District Court for the Southern District of New York alleging that TWC infringes several patents held by AMT. AMT has publicly taken the position that delivery of broadcast video (except live programming such as sporting events), Pay-Per-View, VOD and ad insertion services over cable systems infringe its patents. AMT has brought similar actions regarding the same patents against numerous other entities, and all of the previously pending litigations have been made the subject of a multidistrict litigation (“MDL”) order consolidating the actions for pretrial activity in the U.S. District Court for the Northern District of California. On October 25, 2005, TWC’s action was consolidated into the MDL proceedings. The plaintiff is seeking unspecified monetary damages as well as injunctive relief. TWC intends to defend against this lawsuit vigorously. TWC is unable to predict the outcome of this suit or reasonably estimate a range of possible loss.

From time to time, TWC receives notices from third parties claiming that TWC infringes their intellectual property rights. Claims of intellectual property infringement could require TWC to enter into royalty or licensing agreements on unfavorable terms, incur substantial monetary liability or be enjoined preliminarily or permanently from further use of the intellectual property in question. In addition, certain agreements that TWC enters may require TWC to indemnify the other party for certain third-party intellectual property infringement claims, which could increase TWC’s damages and its costs of defending against such claims. Even if the claims are without merit, defending against the claims can be time consuming and costly.

As part of the TWE Restructuring, Time Warner agreed to indemnify the cable businesses of TWE from and against any and all liabilities relating to, arising out of or resulting from specified litigation matters brought against TWE’s former Non-cable Businesses. Although Time Warner has agreed to indemnify the cable businesses of TWE against such liabilities, TWE remains a named party in certain litigation matters.

In the normal course of business, TWC’s tax returns are subject to examination by various domestic taxing authorities. Such examinations may result in future tax and interest assessments on TWC. In instances where TWC believes that a loss is probable, it has accrued a liability.

The costs and other effects of pending or future litigation, governmental investigations, legal and administrative cases and proceedings (whether civil or criminal), settlements, judgments and investigations, claims and changes in those matters (including those matters described above), and developments or assertions by or against

TWC relating to intellectual property rights and intellectual property licenses, could have a material adverse effect on TWC’s business, financial condition and operating results.

Item 4.	Submission of Matters to a Vote of Security Holders.

Pursuant to Section 228 of the General Corporation Law of the State of Delaware, the following actions were taken by written consent of Warner Communications Inc., the holder of 746,000,000 shares of TWC Class A common stock and 75,000,000 shares of TWC Class B common stock, representing a majority of the voting power of each of the TWC Class A and Class B common stock, voting together and as separate classes:

1. By written consent dated December 15, 2006, the following individuals were elected directors of the Company for terms expiring in 2007, or until their successors are duly elected and qualified:

Class A Directors:

David C. Chang
James E. Copeland, Jr.

Class B Directors:

Carole Black
Glenn A. Britt
Thomas Castro
Peter R. Haje
Don Logan
Michael Lynne
N.J. Nicholas, Jr.
Wayne H. Pace

2. By written consent dated December 19, 2006, the Time Warner Cable Inc. 2006 Stock Incentive Plan was approved.

EXECUTIVE OFFICERS OF THE COMPANY

Pursuant to General Instruction G(3) to Form 10-K, the information regarding the Company’s executive officers required by Item 401(b) of Regulation S-K is hereby included in Part I of this report.

The following table sets forth the name of each executive officer of the Company, the office held by such officer and the age of such officer as of February 8, 2007.

Name	Age	Office

Glenn A. Britt	57	President and Chief Executive Officer
Landel C. Hobbs	44	Chief Operating Officer
Michael LaJoie	52	Executive Vice President and Chief Technology Officer
Marc Lawrence-Apfelbaum	51	Executive Vice President, General Counsel and Secretary
Robert D. Marcus	41	Senior Executive Vice President
John K. Martin	39	Executive Vice President and Chief Financial Officer
Carl U.J. Rossetti	58	Executive Vice President, Corporate Development
Lynn M. Yaeger	57	Executive Vice President, Corporate Affairs

Set forth below are the principal positions held during at least the last five years by each of the executive officers named above:

Mr. Britt	Glenn A. Britt has served as TWC’s President and Chief Executive Officer since February 15, 2006. Prior to that, he had served as TWC’s Chairman and Chief Executive Officer since the TWE Restructuring. Prior to the TWE Restructuring, Mr. Britt was the Chairman and Chief Executive Officer of the Time Warner Cable division of TWE from August 2001 and was President of the Time Warner Cable division of TWE from January 1999 to August 2001. Prior to assuming that position, he was Chief Executive Officer and President of Time Warner Cable Ventures, a unit of TWE, from January 1994 to January 1999. He was an Executive Vice President for certain of TWC’s predecessor entities from 1990 to January 1994. From 1972 to 1990, Mr. Britt held various positions at Time Warner and its predecessor Time Inc., including as Chief Financial Officer of Time Inc. Mr. Britt has served as a Class B director since the closing of the TWE Restructuring. Mr. Britt also serves as a director of Xerox Corporation.

Mr. Hobbs	Landel C. Hobbs has served as TWC’s Chief Operating Officer since August 2005. Prior to that, he served as TWC’s Executive Vice President and Chief Financial Officer since the TWE Restructuring and in the same capacity for the Time Warner Cable division of TWE from October 2001. Prior to that, he was Vice President, Financial Analysis and Operations Support for Time Warner from September 2000 to October 2001. Beginning in 1993, Mr. Hobbs was employed by Turner Broadcasting System, Inc. (a subsidiary of Time Warner since 1996), including as Senior Vice President and Chief Accounting Officer from 1996 until September 2000.

Mr. LaJoie	Michael LaJoie has served as TWC’s Executive Vice President and Chief Technology Officer since January 2004. Prior to that, he served as Executive Vice President of Advanced Technology from the TWE Restructuring and in the same capacity for the Time Warner Cable division of TWE from August 2002 until the TWE Restructuring. Mr. LaJoie served as Vice President of Corporate Development of the Time Warner Cable division of TWE from 1998.

Mr. Lawrence-Apfelbaum	Marc Lawrence-Apfelbaum has served as TWC’s Executive Vice President, General Counsel and Secretary since January 2003. Prior to that, he served as Senior Vice President, General Counsel and Secretary of the Time Warner Cable division of TWE from 1996 and other positions in the law department prior to that.

Mr. Marcus	Robert D. Marcus has served as TWC’s Senior Executive Vice President since August 2005, joining TWC from Time Warner where he had served as Senior Vice President, Mergers and Acquisitions from 2002. Mr. Marcus joined Time Warner in 1998 as Vice President of Mergers and Acquisitions.

Mr. Martin	John K. Martin has served as TWC’s Executive Vice President and Chief Financial Officer since August 2005, joining TWC from Time Warner where he had served as Senior Vice President of Investor Relations from May 2004 and Vice President from March 2002 to May 2004. Prior to that, Mr. Martin was Director in the Equity Research group of ABN AMRO Securities LLC from 2000 to 2002, and Vice President of Investor Relations at Time Warner from 1999 to 2000. Mr. Martin first joined Time Warner in 1993 as a Manager of SEC financial reporting.

Mr. Rossetti	Carl U.J. Rossetti has served as TWC’s Executive Vice President, Corporate Development since August 2002. Previously, Mr. Rossetti served as an Executive Vice President of the Time Warner Cable division of TWE from 1998 and in various other positions since 1976.

Ms. Yaeger	Lynn M. Yaeger has served as TWC’s Executive Vice President of Corporate Affairs since January 2003. Prior to assuming that position, she served as Senior Vice President of Corporate Affairs for TWC’s various predecessors beginning in 1988.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The principal market for TWC Class A common stock is expected to be the NYSE. It is expected that TWC Class A common stock will begin to trade on the NYSE on or about March 1, 2007. The TWC Class A common stock has recently been trading in the over-the-counter market and is expected to continue to trade in such market until it is listed on the NYSE. There were approximately 5,400 holders of record of TWC Class A common stock as of February 20, 2007. There is no established public trading market for the Company’s Class B common stock, which was held of record by one holder as of February 20, 2007.

TWC has not paid any cash dividends on its common stock over the last two years and currently does not expect to pay cash dividends on its common stock in the future. TWC expects to retain its future earnings, if any, for use in the operation and expansion of its business. TWC’s board of directors will determine whether to pay dividends in the future based on conditions then existing, including TWC’s earnings, financial condition and capital requirements, as well as economic and other conditions TWC’s board may deem relevant. In addition, TWC’s ability to declare and pay dividends on its common stock is subject to requirements under Delaware law and covenants in TWC’s senior unsecured revolving credit facility.

On July 31, 2006, immediately after the consummation of the Redemptions but prior to the consummation of the Adelphia Acquisition, TWC paid a stock dividend to WCI, a wholly owned subsidiary of Time Warner and the only holder of record of TWC’s outstanding Class A and Class B common stock at that time, of 999,999 shares of Class A or Class B common stock, as applicable, per share of Class A or Class B common stock. An aggregate of 745,999,254 shares of Class A common stock and 74,999,925 shares of Class B common stock were issued to WCI in connection with the stock dividend. The stock dividend was declared and paid in anticipation of TWC becoming a public company.

Item 6.	Selected Financial Data.

The selected financial information of the Company for the five years ended December 31, 2006 is set forth at pages 149 through 150 herein and is incorporated herein by reference.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The information set forth under the caption “Management’s Discussion and Analysis” at pages 59 through 99 herein is incorporated herein by reference.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

The information set forth under the caption “Market Risk Management” at page 92 herein is incorporated herein by reference.

Item 8.	Financial Statements and Supplementary Data.

The consolidated financial statements of the Company and the report of independent auditors thereon set forth at pages 100 through 145 and 147 herein are incorporated herein by reference.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not Applicable.

Item 9A.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

TWC, under the supervision and with the participation of its management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of TWC’s “disclosure controls and procedures” (as such term is defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that TWC’s disclosure controls and procedures are effective in timely making known to them material information relating to TWC and its consolidated subsidiaries required to be disclosed in TWC’s reports filed or submitted under the Exchange Act.

Management’s Report on Internal Control Over Financial Reporting

Management’s report on internal control over financial reporting and the report of the independent auditors thereon set forth at pages 146 and 148 incorporated herein by reference.

Changes in Internal Control Over Financial Reporting

On July 31, 2006, TWC acquired certain cable systems from Adelphia and Comcast and, as a result, is integrating the processes, systems and controls relating to the acquired cable systems into TWC’s existing system of internal control over financial reporting. TWC has continued to integrate into its control structure many of the processes, systems and controls relating to the acquired cable systems in accordance with its integration plans. In addition, various transitional controls designed to supplement existing internal controls have been implemented with respect to the acquired systems. Except for the processes, systems and controls relating to the integration of the acquired cable systems, there have not been any changes in TWC’s internal control over financial reporting during the quarter ended December 31, 2006 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

Item 9B.	Other Information.

Not applicable.

PART III

Items 10, 11, 12, 13 and 14.	Directors and Executive Officers of the Registrant; Executive Compensation; Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters; Certain Relationships and Related Transactions; Principal Accountant Fees and Services.

Information called for by Items 10, 11, 12, 13 and 14 of Part III is incorporated by reference from the Company’s definitive Proxy Statement to be filed in connection with its 2007 Annual Meeting of Stockholders pursuant to Regulation 14A, except that the information regarding the Company’s executive officers called for by Item 401(b) of Regulation S-K has been included in Part I of this Annual Report.

The Company has adopted a Code of Ethics for its Senior Executive and Senior Financial Officers. A copy of the Code is publicly available on the Company’s website at www.timewarnercable.com/investors. Amendments to the Code or any grant of a waiver from a provision of the Code requiring disclosure under applicable SEC rules will also be disclosed on the Company’s website.

PART IV

Item 15.	Exhibits and Financial Statements Schedules.

(a)(1)-(2) Financial Statements and Schedules:

(i) The list of consolidated financial statements and schedules set forth in the accompanying Index to Consolidated Financial Statements and Other Financial Information at page 58 herein is incorporated herein by reference. Such consolidated financial statements and schedules are filed as part of this Annual Report.

(ii) All other financial statement schedules are omitted because the required information is not applicable, or because the information required is included in the consolidated financial statements and notes thereto.

(3) Exhibits:

The exhibits listed on the accompanying Exhibit Index are filed or incorporated by reference as part of this Annual Report and such Exhibit Index is incorporated herein by reference. Exhibits 10.35 through 10.41 and 10.44 through 10.47 listed on the accompanying Exhibit Index identify management contracts or compensatory plans or arrangements required to be filed as exhibits to this Annual Report, and such listing is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TIME WARNER CABLE INC.

By:	/s/ Glenn A. Britt
Name: Glenn A. Britt
Title:   President and Chief Executive Officer

Dated: February 23, 2007

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Glenn A. Britt Glenn A. Britt	Director, President and Chief Executive Officer (principal executive officer)	February 23, 2007

/s/ John K. Martin John K. Martin	Executive Vice President and Chief Financial Officer (principal financial officer)	February 23, 2007

/s/ Richard M. Petty Richard M. Petty	Senior Vice President and Controller (controller or principal accounting officer)	February 23, 2007

/s/ Carole Black Carole Black	Director	February 23, 2007

/s/ Thomas H. Castro Thomas H. Castro	Director	February 23, 2007

/s/ David C. Chang David C. Chang	Director	February 23, 2007

/s/ James E. Copeland, Jr. James E. Copeland, Jr.	Director	February 23, 2007

/s/ Peter R. Haje Peter R. Haje	Director	February 23, 2007

/s/ Don Logan Don Logan	Director	February 23, 2007

/s/ Michael Lynne Michael Lynne	Director	February 23, 2007

Signature	Title	Date

/s/ N.J. Nicholas, Jr. N.J. Nicholas, Jr.	Director	February 23, 2007

/s/ Wayne H. Pace Wayne H. Pace	Director	February 23, 2007

TIME WARNER CABLE INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
AND OTHER FINANCIAL INFORMATION

TIME WARNER CABLE INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS
OF OPERATIONS AND FINANCIAL CONDITION

INTRODUCTION

Management’s discussion and analysis of results of operations and financial condition (“MD&A”) is provided as a supplement to the accompanying consolidated financial statements and notes to help provide an understanding of Time Warner Cable Inc.’s (together with its subsidiaries, “TWC” or the “Company”) financial condition, changes in financial condition and results of operations. MD&A is organized as follows:

•	Overview. This section provides a general description of TWC’s business, as well as recent developments the Company believes are important in understanding the results of operations and financial condition or in understanding anticipated future trends.

•	Financial statement presentation. This section provides a summary of how the Company’s operations are presented in the accompanying consolidated financial statements.

•	Results of operations. This section provides an analysis of the Company’s results of operations for the three years ended December 31, 2006.

•	Financial condition and liquidity. This section provides an analysis of the Company’s cash flows for the three years ended December 31, 2006, as well as a discussion of the Company’s outstanding debt and commitments that existed as of December 31, 2006. Included in the analysis of outstanding debt is a discussion of the amount of financial capacity available to fund the Company’s future commitments, as well as a discussion of other financing arrangements.

•	Market risk management. This section discusses how the Company manages exposure to potential loss arising from adverse changes in interest rates and changes in the market value of financial instruments.

•	Critical accounting policies. This section discusses accounting policies that are considered important to the Company’s results of operations and financial condition, require significant judgment and require estimates on the part of management in application. The Company’s significant accounting policies, including those considered to be critical accounting policies, are summarized in Note 2 to the accompanying consolidated financial statements.

•	Caution concerning forward-looking statements. This section provides a description of the use of forward-looking information appearing in this report, including in MD&A and the consolidated financial statements. Such information is based on management’s current expectations about future events, which are inherently susceptible to uncertainty and changes in circumstances. Refer to Item 1A, “Risk Factors” in Part I of this report, for a discussion of the risk factors applicable to the Company.

As discussed more fully in Note 1 to the accompanying consolidated financial statements, the 2005 and 2004 financial information was recast so that the basis of presentation would be consistent with that of 2006. Specifically, the amounts were recast to reflect (i) the retrospective application of Financial Accounting Standards Board (“FASB”) Statement No. 123 (revised 2004), Share-Based Payment (“FAS 123R”), which was adopted by the Company in 2006, (ii) the retrospective presentation of certain cable systems transferred in 2006 as discontinued operations and (iii) the effect of a stock dividend that occurred immediately prior to the consummation of the acquisition of assets of Adelphia Communications Corporation (“Adelphia”).

OVERVIEW

TWC is the second-largest cable operator in the U.S. and is an industry leader in developing and launching innovative video, data and voice services. As part of the strategy to expand TWC’s cable footprint and improve the clustering of its cable systems, on July 31, 2006, a subsidiary of TWC, Time Warner NY Cable LLC (“TW NY”), and Comcast Corporation (together with its subsidiaries, “Comcast”) completed their respective acquisitions of assets comprising in the aggregate substantially all of the cable systems of Adelphia. Immediately prior to the Adelphia acquisition, TWC and Time Warner Entertainment Company, L.P. (“TWE”) redeemed Comcast’s interests in TWC and TWE, respectively. In addition, TW NY exchanged certain cable systems with Comcast. In connection with these transactions, TWC acquired approximately 3.2 million net basic video subscribers,

TIME WARNER CABLE INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS
OF OPERATIONS AND FINANCIAL CONDITION — (Continued)

consisting of approximately 4.0 million acquired subscribers and approximately 0.8 million subscribers transferred to Comcast. The systems transferred to Comcast that TWC owned prior to the Adelphia acquisition have been reflected as discontinued operations for all periods presented. Refer to “Recent Developments” for further details.

At December 31, 2006, TWC had approximately 13.4 million basic video subscribers in technologically advanced, well-clustered systems located mainly in five geographic areas — New York state, the Carolinas, Ohio, southern California and Texas. This subscriber number includes approximately 788,000 managed subscribers located in the Kansas City, south and west Texas and New Mexico cable systems (the “Kansas City Pool”) that were consolidated on January 1, 2007, upon the distribution of the assets of Texas and Kansas City Cable Partners, L.P. (“TKCCP”), an equity method investee at December 31, 2006, to its partners, TWC and Comcast. Refer to “Recent Developments” for further details. As of December 31, 2006, TWC was the largest cable operator in a number of large cities, including New York City and Los Angeles.

Time Warner Inc. (“Time Warner”) currently holds an 84.0% economic interest in TWC (representing a 90.6% voting interest). The financial results of TWC’s operations are consolidated by Time Warner.

TWC principally offers three products — video, high-speed data and voice, which have been primarily targeted to residential customers. Video is TWC’s largest product in terms of revenues generated. TWC expects to continue to increase video revenues through the offering of advanced digital video services such as video-on-demand (“VOD”), subscription-video-on-demand (“SVOD”), high definition television (“HDTV”) and set-top boxes equipped with digital video recorders (“DVRs”), as well as through price increases and subscriber growth. TWC’s digital video subscribers provide a broad base of potential customers for additional advanced services. Providing basic video services is a competitive and highly penetrated business, and, as a result, TWC continues to expect slower incremental growth in the number of basic video subscribers compared to the growth in TWC’s advanced service offerings. Video programming costs represent a major component of TWC’s expenses and are expected to continue to increase, reflecting contractual rate increases, subscriber growth and the expansion of service offerings, and it is expected that the Company’s video product margins will decline over the next few years as programming cost increases outpace growth in video revenues.

High-speed data has been one of TWC’s fastest-growing products over the past several years and is a key driver of its results. At December 31, 2006, TWC had approximately 6.6 million residential high-speed data subscribers (including approximately 374,000 managed subscribers in the Kansas City Pool). TWC expects continued strong growth in residential high-speed data subscribers and revenues for the foreseeable future; however, the rate of growth of both subscribers and revenues is expected to slow over time as high-speed data services become increasingly well-penetrated. In addition, as narrowband Internet users continue to migrate to broadband connections, TWC anticipates that an increasing percentage of its new high-speed data customers will elect to purchase its entry-level high-speed data service, which is generally less expensive than TWC’s flagship service level. As a result, over time, TWC’s average high-speed data revenue per subscriber may decline reflecting this shift in mix. TWC also offers commercial high-speed data services and had approximately 245,000 commercial high-speed data subscribers (including approximately 15,000 managed subscribers in the Kansas City Pool) at December 31, 2006.

TWC’s voice service, Digital Phone, is TWC’s newest product, and approximately 1.9 million subscribers (including approximately 141,000 managed subscribers in the Kansas City Pool) received the service as of December 31, 2006. For a monthly fixed fee, Digital Phone customers typically receive the following services: unlimited local, in-state and U.S., Canada and Puerto Rico long-distance calling, as well as call waiting, caller ID and E911 services. TWC also is currently deploying a lower-priced unlimited in-state-only calling plan to serve those customers that do not use long-distance services extensively and, in the future, intends to offer additional plans with a variety of local and long-distance options. Digital Phone enables TWC to offer its customers a convenient package, or “bundle,” of video, high-speed data and voice services, and to compete effectively against similar bundled products available from its competitors. TWC expects strong increases in Digital Phone subscribers and revenues and during 2007 intends to introduce a commercial voice service to small- to medium-sized businesses

TIME WARNER CABLE INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS
OF OPERATIONS AND FINANCIAL CONDITION — (Continued)

in most of the systems TWC owned before and retained after the transactions with Adelphia and Comcast (the “Legacy Systems”).

In November 2005, TWC and several other cable companies, together with Sprint Nextel Corporation (“Sprint”), announced the formation of a joint venture to develop integrated video entertainment, wireline and wireless data and communications products and services. In 2006, TWC began offering a bundle that includes Sprint wireless voice service in limited operating areas and will continue to roll out this product during 2007.

Some of TWC’s principal competitors, in particular, direct broadcast satellite operators and incumbent local telephone companies, either offer or are making significant capital investments that will allow them to offer services that provide features and functions comparable to the video, data and/or voice services that TWC offers and they are aggressively seeking to offer them in bundles similar to TWC’s. TWC expects that the availability of these service offerings will intensify competition.

In addition to the subscription services described above, TWC also earns revenues by selling advertising time to national, regional and local businesses. In 2006, nearly one-half of TWC’s Advertising revenues were derived from sales to the automotive and media and entertainment industries, with no other individual industry providing a significant portion of Advertising revenues.

As of July 31, 2006, the date the transactions with Adelphia and Comcast closed, the penetration rates for basic video, digital video and high-speed data services were generally lower in the systems acquired from Adelphia and Comcast (the “Acquired Systems”) than in the Legacy Systems. Furthermore, certain advanced services were not available in some of the Acquired Systems, and IP-based telephony service was not available in any of the Acquired Systems. To increase the penetration of these services in the Acquired Systems, TWC is in the midst of a significant integration effort that includes upgrading the capacity and technical performance of these systems to levels that will allow the delivery of these advanced services and features. Such integration-related efforts are expected to be largely complete by year-end 2007. As of December 31, 2006, Digital Phone was available in some of the Acquired Systems on a limited basis. TWC expects to roll out Digital Phone across the Acquired Systems during 2007.

Improvement in the financial and operating performance of the Acquired Systems depends in part on the completion of these initiatives and the subsequent availability of the Company’s bundled advanced services in the Acquired Systems. In addition, due to various operational and competitive challenges, the Company expects that the acquired systems located in the Los Angeles, CA and Dallas, TX areas will likely require more time and resources than the other acquired systems to stabilize and then meaningfully improve their financial and operating performance. As of December 31, 2006, the acquired Los Angeles and Dallas area systems together served approximately 2.0 million subscribers (about 50% of the subscribers served by the Acquired Systems). TWC believes that by upgrading the plant and integrating the Acquired Systems into its operations, there is a significant opportunity over time to stem subscriber losses, increase penetration rates of its service offerings, and improve Subscription revenues and Operating Income before Depreciation and Amortization in the Acquired Systems.

Recent Developments

Adelphia Acquisition

On July 31, 2006, TW NY and Comcast completed their respective acquisitions of assets comprising in the aggregate substantially all of the cable assets of Adelphia (the “Adelphia Acquisition”). At the closing of the Adelphia Acquisition, TW NY paid approximately $8.9 billion in cash, after giving effect to certain purchase price adjustments, and shares representing 17.3% of TWC’s Class A common stock (16% of TWC’s outstanding common stock) for the portion of the Adelphia assets it acquired. In addition, on July 28, 2006, American Television and Communications Corporation (“ATC”), a subsidiary of Time Warner, contributed its 1% common equity interest and $2.4 billion preferred equity interest in TWE to TW NY Cable Holding Inc. (“TW NY Holding”), a newly created subsidiary of TWC and the parent of TW NY, in exchange for an approximately 12.4% non-voting common stock interest in TW NY Holding (the “ATC Contribution”).

TIME WARNER CABLE INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS
OF OPERATIONS AND FINANCIAL CONDITION — (Continued)

On February 13, 2007, Adelphia’s plan of reorganization under Chapter 11 of title 11 of the United States Code became effective and, under applicable securities law regulations and provisions of the U.S. bankruptcy code, TWC became a public company subject to the requirements of the Securities Exchange Act of 1934 on the same day. Under the terms of the plan, as of February 20, 2007, approximately 75% of the shares of TWC Class A common stock that Adelphia received as part of the payment for its assets in July 2006 have been distributed to Adelphia’s creditors. The remaining shares are expected to be distributed during the coming months as remaining disputes are resolved by the bankruptcy court, including 4% of such shares that are being held in escrow in connection with the Adelphia Acquisition. It is expected that the TWC Class A common stock will begin to trade on the New York Stock Exchange on or about March 1, 2007.

At the closing of the Adelphia Acquisition, TWC and Adelphia entered into a registration rights and sale agreement (the “Adelphia Registration Rights and Sale Agreement”), which governed the disposition of the shares of TWC’s Class A common stock received by Adelphia in the Adelphia Acquisition. Upon the effectiveness of Adelphia’s plan of reorganization, the parties’ obligations under the Adelphia Registration Rights and Sale Agreement terminated.

The Redemptions

On July 31, 2006, immediately before the closing of the Adelphia Acquisition, Comcast’s interests in TWC and TWE were redeemed. Specifically, Comcast’s 17.9% interest in TWC was redeemed in exchange for 100% of the capital stock of a subsidiary of TWC holding both cable systems serving approximately 589,000 subscribers and approximately $1.857 billion in cash (the “TWC Redemption”). In addition, Comcast’s 4.7% interest in TWE was redeemed in exchange for 100% of the equity interests of a subsidiary of TWE holding both cable systems serving approximately 162,000 subscribers and approximately $147 million in cash (the “TWE Redemption” and, together with the TWC Redemption, the “Redemptions”). The TWC Redemption was designed to qualify as a tax-free split-off under section 355 of the Internal Revenue Code of 1986, as amended (the “Tax Code”). For accounting purposes, the Redemptions were treated as an acquisition of Comcast’s minority interests in TWC and TWE and a disposition of the cable systems that were transferred to Comcast. The purchase of the minority interests resulted in a reduction of goodwill of $738 million related to the excess of the carrying value of the Comcast minority interests over the total fair value of the Redemptions. In addition, the disposition of the cable systems resulted in an after-tax gain of $945 million, included in discontinued operations, which is comprised of a $131 million pretax gain (calculated as the difference between the carrying value of the systems acquired by Comcast in the Redemptions totaling $2.969 billion and the estimated fair value of $3.100 billion) and a net tax benefit of $814 million, including the reversal of historical deferred tax liabilities of approximately $838 million that had existed on systems transferred to Comcast in the TWC Redemption.

The Exchange

Following the Redemptions and the Adelphia Acquisition, on July 31, 2006, TW NY and Comcast swapped certain cable systems, most of which were acquired from Adelphia, in order to enhance TWC’s and Comcast’s respective geographic clusters of subscribers (the “Exchange” and, together with the Adelphia Acquisition and the Redemptions, the “Transactions”), and TW NY paid Comcast approximately $67 million for certain adjustments related to the Exchange. The Company did not record a gain or loss on systems TW NY acquired from Adelphia and transferred to Comcast in the Exchange because such systems were recorded at fair value in the Adelphia Acquisition. The Company did, however, record a pretax gain of $34 million ($20 million net of tax) on the Exchange related to the disposition of Urban Cable Works of Philadelphia, L.P. (“Urban Cable”). This gain is included as a component of discontinued operations in the accompanying consolidated statement of operations in 2006.

The results of the systems acquired in connection with the Transactions have been included in the accompanying consolidated statement of operations since the closing of the Transactions on July 31, 2006. The systems transferred to Comcast in connection with the Redemptions and the Exchange (the “Transferred Systems”),

TIME WARNER CABLE INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS
OF OPERATIONS AND FINANCIAL CONDITION — (Continued)

including the gains discussed above, have been reflected as discontinued operations in the consolidated statement of operations for all periods presented. See Note 5 to the accompanying consolidated financial statements for additional information regarding the discontinued operations.

As a result of the closing of the Transactions, TWC gained systems with approximately 3.2 million net basic video subscribers. As of February 23, 2007, Time Warner owns 84.0% of TWC’s outstanding common stock (including 82.7% of TWC’s outstanding Class A common stock and all outstanding shares of TWC’s Class B common stock), as well as an approximately 12.4% non-voting common stock interest in TW NY Holding. Comcast no longer has an interest in TWC or TWE. As a result of the TWE Redemption and the ATC Contribution, two of TWC’s subsidiaries are the sole general and limited partners of TWE.

Tax Benefits from the Transactions

The Adelphia Acquisition was designed to be a taxable acquisition of assets that would result in a tax basis in the acquired assets equal to the purchase price paid. The depreciation and amortization deductions resulting from this step-up in the tax basis of the assets would reduce future net cash tax payments and thereby increase the Company’s future cash flows. The Company believes that most cable operators have a tax basis that is below the fair market value of their cable systems and, accordingly, the Company has viewed a portion of its tax basis in the acquired assets as incremental value above the amount of basis more generally associated with cable systems. The tax benefit of such incremental step-up would reduce net cash tax payments by more than $300 million per year, assuming the following: (i) incremental step-up relating to 85% of a $14.4 billion purchase price (which assumes that 15% of the fair market value of cable systems represents a typical amount of basis), (ii) straight-line amortization deductions over 15 years, (iii) sufficient taxable income to utilize the amortization deductions, and (iv) a 40% effective tax rate. The Internal Revenue Service (the “IRS”) or state or local tax authorities might challenge the anticipated tax characterizations or related valuations, and any successful challenge could materially adversely affect the Company’s tax profile (including its ability to recognize the intended tax benefits from the Transactions), significantly increase the Company’s future cash tax payments and significantly reduce the Company’s future earnings and cash flow.

Also, the TWC Redemption was designed to qualify as a tax-free split-off under section 355 of the Tax Code. If the IRS were successful in challenging the tax-free characterization of the TWC Redemption, an additional cash liability on account of taxes of up to an estimated $900 million could become payable by the Company.

FCC Order Approving the Transactions

In its order approving the Adelphia Acquisition, the Federal Communications Commission (the “FCC”) imposed conditions on TWC related to regional sports networks (“RSNs”), as defined in the order, and the resolution of disputes pursuant to the FCC’s leased access regulations. In particular, the order provides that:

•	neither TWC nor its affiliates may offer an affiliated RSN on an exclusive basis to any multichannel video programming distributor (“MVPD”);

•	TWC may not unduly or improperly influence:

•	the decision of any affiliated RSN to sell programming to an unaffiliated MVPD; or

•	the prices, terms, and conditions of sale of programming by an affiliated RSN to an unaffiliated MVPD;

•	if an MVPD and an affiliated RSN cannot reach an agreement on the terms and conditions of carriage, the MVPD may elect commercial arbitration to resolve the dispute;

•	if an unaffiliated RSN is denied carriage by TWC, it may elect commercial arbitration to resolve the dispute; and

•	with respect to leased access, if an unaffiliated programmer is unable to reach an agreement with TWC, that programmer may elect commercial arbitration to resolve the dispute, with the arbitrator being required to resolve the dispute using the FCC’s existing rate formula relating to pricing terms.

TIME WARNER CABLE INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS
OF OPERATIONS AND FINANCIAL CONDITION — (Continued)

The application and scope of these conditions, which will expire in July 2012, have not yet been tested. TWC retains the right to obtain FCC and judicial review of any arbitration awards made pursuant to these conditions.

Dissolution of TKCCP

TKCCP is a 50-50 joint venture between Time Warner Entertainment-Advance/Newhouse Partnership (“TWE-A/N”) (a partnership of TWE and the Advance/Newhouse Partnership) and Comcast. In accordance with the terms of the TKCCP partnership agreement, on July 3, 2006, Comcast notified TWC of its election to trigger the dissolution of the partnership and its decision to allocate all of TKCCP’s debt, which totaled approximately $2 billion, to the pool of assets consisting of the Houston cable systems (the “Houston Pool”). On August 1, 2006, TWC notified Comcast of its election to receive the Kansas City Pool. On October 2, 2006, TWC received approximately $630 million from Comcast due to the repayment of debt owed by TKCCP to TWE-A/N that had been allocated to the Houston Pool. Since July 1, 2006, TWC has been entitled to 100% of the economic interest in the Kansas City Pool (and has recognized such interest pursuant to the equity method of accounting), and it has not been entitled to any economic benefits of ownership from the Houston Pool.

On January 1, 2007, TKCCP distributed its assets to its partners. TWC received the Kansas City Pool, which served approximately 788,000 basic video subscribers as of December 31, 2006, and Comcast received the Houston Pool, which served approximately 795,000 basic video subscribers as of December 31, 2006. TWC began consolidating the results of the Kansas City Pool on January 1, 2007. As a result of the asset distribution, TKCCP no longer has any assets, and TWC expects that TKCCP will be formally dissolved in 2007. For accounting purposes, the distribution of TKCCP’s assets has been treated as a sale of the Company’s 50% interest in the Houston Pool, and, as a result, the Company expects to record a pretax gain of approximately $150 million in the first quarter of 2007.

The following schedule presents selected operating statement information of the Kansas City Pool for the years ended December 31, 2006 and 2005 (in millions):

	Year Ended December 31,
	2006	2005

Revenues	$795	$691
Costs of revenues(a)	(399)	(352)
Selling, general and administrative expenses(a)	(121)	(117)
Depreciation	(119)	(128)
Amortization	(1)	(1)

Operating Income	$155	$93

(a)	Costs of revenues and selling, general and administrative expenses exclude depreciation.

If the consolidation of the Kansas City Pool had occurred on January 1, 2006, for the year ended December 31, 2006, (i) TWC’s revenues would have increased by $711 million, reflecting $795 million in revenues from the Kansas City Pool, as noted above, offset by the $84 million in revenues that TWC recognized in 2006 in connection with the provision of Road Runner services to TKCCP and (ii) TWC’s Operating Income would have increased by $107 million, reflecting the $155 million of Operating Income generated by the Kansas City Pool, as noted above, and $51 million of lower costs at TWC that would have resulted from TWC not serving the Houston Pool, offset by the absence of $15 million of management fee income that was recognized by TWC in 2006 for the provision of services to the Houston Pool and the absence of $84 million in revenues that TWC recognized in 2006 for the provision of Road Runner services to TKCCP.

TIME WARNER CABLE INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS
OF OPERATIONS AND FINANCIAL CONDITION — (Continued)

As a result of the pending TKCCP dissolution, TWC presents its managed subscriber numbers including only the managed subscribers in the Kansas City Pool. Accordingly, the subscribers from the Houston Pool are not included in the managed subscriber numbers for any period presented.

TWE Notes Indenture

On October 18, 2006, TWC, together with TWE, TW NY Holding, certain other subsidiaries of Time Warner and The Bank of New York, as Trustee, entered into the Tenth Supplemental Indenture to the indenture (the “TWE Indenture”) governing $3.2 billion of notes and debentures issued by TWE (the “TWE Notes”). Pursuant to the Tenth Supplemental Indenture to the TWE Indenture, TW NY Holding fully, unconditionally and irrevocably guaranteed the payment of principal and interest on the TWE Notes. Also on October 18, 2006, TW NY contributed all of its general partnership interests in TWE to TWE GP Holdings LLC, its wholly owned subsidiary. In addition, on November 2, 2006, a consent solicitation to amend the TWE Indenture was successfully completed. See “Financial Condition and Liquidity — TWE Notes” for further details.

Restatement of Prior Financial Information

As previously disclosed, the Securities and Exchange Commission (the “SEC”) had been conducting an investigation into certain accounting and disclosure practices of TWC’s parent company, Time Warner. On March 21, 2005, Time Warner announced that the SEC had approved Time Warner’s proposed settlement, which resolved the SEC’s investigation of Time Warner. Under the terms of the settlement with the SEC, Time Warner agreed, without admitting or denying the SEC’s allegations, to be enjoined from future violations of certain provisions of the securities laws and to comply with the cease-and-desist order issued by the SEC to AOL LLC (formerly America Online, Inc. (“AOL”)), a subsidiary of Time Warner, in May 2000. Time Warner also agreed to appoint an independent examiner, who was to either be or hire a certified public accountant. The independent examiner was to review whether Time Warner’s historical accounting for certain transactions (as well as any subsequent amendments) with 17 counterparties identified by the SEC staff, principally involving online advertising revenues and including three cable programming affiliation agreements with related online advertising elements, was appropriate, and provide a report to Time Warner’s Audit and Finance Committee of its conclusions. The transactions that were to be reviewed were entered into (or amended) between June 1, 2000 and December 31, 2001, including subsequent amendments thereto, and involved online advertising and related transactions for which the majority of the revenue was recognized by Time Warner before January 1, 2002.

During the third quarter of 2006, the independent examiner completed his review, in which he concluded that certain of the transactions under review with 15 counterparties, including the three cable programming affiliation agreements with advertising elements, had been accounted for improperly because the historical accounting did not reflect the substance of the arrangements. Under the terms of its SEC settlement, Time Warner was required to restate any transactions that the independent examiner determined were accounted for improperly. Accordingly, Time Warner restated its consolidated financial results for each of the years ended December 31, 2000 through December 31, 2005 and for the six months ended June 30, 2006. The impact of the adjustments is reflected in amendments filed by Time Warner with the SEC on September 13, 2006. In addition, TWC restated its consolidated financial results for the years ended December 31, 2001 through December 31, 2005 and for the six months ended June 30, 2006. The restated consolidated financial results are reflected in TWC’s Current Report on Form 8-K filed with the SEC on February 13, 2007, as well as in the financial statements presented herein.

The three transactions impacting TWC are ones in which TWC entered into cable programming affiliation agreements at the same time it committed to deliver (and did subsequently deliver) network and online advertising services to those same counterparties. Total Advertising revenues recognized by TWC under these transactions were approximately $274 million (approximately $134 million in 2001 and approximately $140 million in 2002). Included in the $274 million was $56 million related to operations that have been subsequently classified as

TIME WARNER CABLE INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS
OF OPERATIONS AND FINANCIAL CONDITION — (Continued)

discontinued operations. In addition to reversing the recognition of revenue, based on the independent examiner’s conclusions, the Company has recorded corresponding reductions in the cable programming costs over the life of the related cable programming affiliation agreements (which range from 10 to 12 years) that were acquired contemporaneously with the execution of the advertising agreements. This has the effect of increasing earnings beginning in 2003 and continuing through future periods.

The net effect of restating these transactions is that TWC’s net income was reduced by approximately $60 million in 2001 and $61 million in 2002 and was increased by approximately $12 million in each of 2003, 2004 and 2005, and by approximately $6 million for the first six months of 2006 (the impact for the year ended December 31, 2006 was an increase to the Company’s net income of approximately $12 million). While the restatement resulted in changes in the classification of cash flows within cash provided by operating activities, it has not impacted total cash flows during the periods.

FINANCIAL STATEMENT PRESENTATION

Revenues

The Company’s revenues consist of Subscription and Advertising revenues. Subscription revenues consist of revenues from video, high-speed data and Digital Phone services.

Video revenues include monthly fees for basic, standard and digital services, together with related equipment rental charges, charges for set-top boxes and charges for premium channels and SVOD services. Video revenues also include installation, Pay-Per-View and VOD charges and franchise fees relating to video charges collected on behalf of local franchising authorities. Several ancillary items are also included within video revenues, such as commissions related to the sale of merchandise by home shopping services and rental income earned on the leasing of antenna attachments on the Company’s transmission towers. In each period presented, these ancillary items constitute less than 2% of video revenues.

High-speed data revenues include monthly subscriber fees from both residential and commercial subscribers, along with related equipment rental charges, home networking fees and installation charges. High-speed data revenues also include fees received from TKCCP (an unconsolidated joint venture at December 31, 2006, which is in the process of being dissolved), third parties and certain cable systems owned by a subsidiary of TWE-A/N and managed by the Advance/Newhouse Partnership (“A/N”).

Digital Phone revenues include monthly subscriber fees from voice subscribers, including Digital Phone subscribers and circuit-switched subscribers acquired from Comcast in the Exchange, along with related installation charges. TWC continues to provide traditional, circuit-switched services to those subscribers and will continue to do so for some period of time, while simultaneously marketing Digital Phone to those customers. After some period of time, TWC intends to discontinue the circuit-switched offering in accordance with regulatory requirements, at which time the only voice services provided by TWC in those systems will be Digital Phone service.

Advertising revenues include the fees charged to local, regional and national advertising customers for advertising placed on the Company’s video and high-speed data services. Nearly all Advertising revenues are attributable to the Company’s video service.

Costs and Expenses

Costs of revenues include: video programming costs (including fees paid to the programming vendors net of certain amounts received from the vendors); high-speed data connectivity costs; Digital Phone network costs; other service-related expenses, including non-administrative labor costs directly associated with the delivery of products and services to subscribers; maintenance of the Company’s delivery systems; franchise fees; and other related

TIME WARNER CABLE INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS
OF OPERATIONS AND FINANCIAL CONDITION — (Continued)

expenses. The Company’s programming agreements are generally multi-year agreements that provide for the Company to make payments to the programming vendors at agreed upon rates based on the number of subscribers to which the Company provides the service.

Selling, general and administrative expenses include amounts not directly associated with the delivery of products and services to subscribers or the maintenance of the Company’s delivery systems, such as administrative labor costs, marketing expenses, billing charges, repair and maintenance costs, management fees paid to Time Warner and other administrative overhead costs, net of management fees received from TKCCP. Effective August 1, 2006, as a result of the pending dissolution of TKCCP, TWC no longer receives management fees from TKCCP.

Use of OIBDA and Free Cash Flow

OIBDA is a non-GAAP financial measure. The Company defines OIBDA as Operating Income before depreciation of tangible assets and amortization of intangible assets. Management utilizes OIBDA, among other measures, in evaluating the performance of the Company’s business and as a significant component of its annual incentive compensation programs because OIBDA eliminates the uneven effect across its business of considerable amounts of depreciation of tangible assets and amortization of intangible assets recognized in business combinations. OIBDA is also a measure used by the Company’s parent, Time Warner, to evaluate the Company’s performance and is an important metric in the Time Warner reportable segment disclosures. Management also uses OIBDA because it provides an indication of the Company’s ability to service debt and fund capital expenditures, as OIBDA removes the impact of depreciation and amortization. A limitation of this measure, however, is that it does not reflect the periodic costs of certain capitalized tangible and intangible assets used in generating revenues in the Company’s business. To compensate for this limitation, management evaluates the investments in such tangible and intangible assets through other financial measures, such as capital expenditure budget variances, investment spending levels and return on capital analysis. Additionally, OIBDA should be considered in addition to, and not as a substitute for, Operating Income, net income and other measures of financial performance reported in accordance with GAAP and may not be comparable to similarly titled measures used by other companies.

Free Cash Flow is a non-GAAP financial measure. The Company defines Free Cash Flow as cash provided by operating activities (as defined under GAAP) plus excess tax benefits from the exercise of stock options, less cash provided by (used by) discontinued operations, capital expenditures, partnership distributions and principal payments on capital leases. Management uses Free Cash Flow to evaluate the Company’s business and as a component of its annual incentive compensation programs. The Company believes this measure is an important indicator of its liquidity, including its ability to reduce net debt and make strategic investments, because it reflects the Company’s operating cash flow after considering the significant capital expenditures required to operate its business. A limitation of this measure, however, is that it does not reflect payments made in connection with investments and acquisitions, which reduce liquidity. To compensate for this limitation, management evaluates such expenditures through other financial measures, such as capital expenditure budget variances and return on investment analyses. Free Cash Flow should not be considered as an alternative to net cash provided by operating activities as a measure of liquidity, and may not be comparable to similarly titled measures used by other companies.

Both OIBDA and Free Cash Flow should be considered in addition to, not as a substitute for, the Company’s Operating Income, net income and various cash flow measures (e.g., cash provided by operating activities), as well as other measures of financial performance and liquidity reported in accordance with GAAP. A reconciliation of OIBDA to Operating Income is presented under “Results of Operations.” A reconciliation of Free Cash Flow to cash provided by operating activities is presented under “Financial Condition and Liquidity.”

TIME WARNER CABLE INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS
OF OPERATIONS AND FINANCIAL CONDITION — (Continued)

RESULTS OF OPERATIONS

Changes in Basis of Presentation

Stock-based Compensation

Historically, TWC employees have participated in various Time Warner equity plans. TWC has established the Time Warner Cable Inc. 2006 Stock Incentive Plan (the “2006 Plan”). The Company expects that its employees will participate in the 2006 Plan starting in 2007 and thereafter will not continue to participate in Time Warner’s equity plan. TWC employees who have outstanding equity awards under the Time Warner equity plans will retain any rights under those Time Warner equity awards pursuant to their terms regardless of their participation in the 2006 Plan. The Company has adopted the provisions of FAS 123R as of January 1, 2006. The provisions of FAS 123R require a company to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost is recognized in the statement of operations over the period during which an employee is required to provide service in exchange for the award. FAS 123R also amends FASB Statement No. 95, Statement of Cash Flows, to require that excess tax benefits, as defined, realized from the exercise of stock options be reported as a financing cash inflow rather than as a reduction of taxes paid in cash flow from operations.

Prior to the adoption of FAS 123R, the Company had followed the provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation (“FAS 123”), which allowed the Company to follow the intrinsic value method set forth in Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and disclose the pro forma effects on net income (loss) had the fair value of the equity awards been expensed. In connection with adopting FAS 123R, the Company elected to adopt the modified retrospective application method provided by FAS 123R and, accordingly, financial statement amounts for all prior periods presented herein reflect results as if the fair value method of expensing had been applied from the original effective date of FAS 123 (see Note 1 to the accompanying consolidated financial statements for a discussion on the impact of the adoption of FAS 123R).

Prior to the adoption of FAS 123R, for disclosure purposes, the Company recognized stock-based compensation expense for awards with graded vesting by treating each vesting tranche as a separate award and recognizing compensation expense ratably for each tranche. For equity awards granted subsequent to the adoption of FAS 123R, the Company treats such awards as a single award and recognizes stock-based compensation expense on a straight-line basis (net of estimated forfeitures) over the employee service period. Stock-based compensation expense is recorded in costs of revenues or selling, general and administrative expense depending on the employee’s job function.

Additionally, when recording compensation cost for equity awards, FAS 123R requires companies to estimate the number of equity awards granted that are expected to be forfeited. Prior to the adoption of FAS 123R, for disclosure purposes, the Company recognized forfeitures when they occurred, rather than using an estimate at the grant date and subsequently adjusting the estimated forfeitures to reflect actual forfeitures. Accordingly, the Company recorded a benefit of $2 million, net of tax, as the cumulative effect of a change in accounting principle upon the adoption of FAS 123R in 2006, to recognize the effect of estimating the number of Time Warner equity-based awards granted to TWC employees prior to January 1, 2006 that are not ultimately expected to vest. Total equity-based compensation expense (which includes expense recognized related to Time Warner stock options, restricted stock and restricted stock units) recognized in 2006, 2005 and 2004 was $33 million, $53 million and $70 million, respectively.

Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans

On December 31, 2006, the Company adopted the provisions of FASB Statement No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Benefits (“FAS 158”). FAS 158 addresses the

TIME WARNER CABLE INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS
OF OPERATIONS AND FINANCIAL CONDITION — (Continued)

accounting for defined benefit pension plans and other postretirement benefit plans (“plans”). Specifically, FAS 158 requires companies to recognize an asset for a plan’s overfunded status or a liability for a plan’s underfunded status as of the end of the company’s fiscal year, the offset of which is recorded, net of tax, as a component of accumulated other comprehensive income (loss) in shareholders’ equity. As a result of adopting FAS 158, on December 31, 2006, the Company reflected the funded status of its plans by reducing its net pension asset by approximately $208 million to reflect actuarial and investment losses that had been deferred pursuant to prior pension accounting rules and recording a corresponding deferred tax asset of approximately $84 million and a net after-tax charge of approximately $124 million in accumulated other comprehensive loss, net, in shareholders’ equity.

Discontinued Operations

As previously noted under “Recent Developments,” the Company has reflected the operations of the Transferred Systems as discontinued operations for all periods presented.

Reclassifications

Certain reclassifications have been made to the prior year’s financial information to conform to the December 31, 2006 presentation.

Recent Accounting Standards

Accounting for Sabbatical Leave and Other Similar Benefits

In June 2006, the Emerging Issues Task Force (“EITF”) reached a consensus on EITF Issue No. 06-02, Accounting for Sabbatical Leave and Other Similar Benefits (“EITF 06-02”). EITF 06-02 provides that an employee’s right to a compensated absence under a sabbatical leave or similar benefit arrangement in which the employee is not required to perform any duties during the absence is an accumulating benefit. Therefore, such arrangements should be accounted for as a liability with the cost recognized over the service period during which the employee earns the benefit. The provisions of EITF 06-02 became effective for TWC as of January 1, 2007 with respect to certain employment arrangements that are similar to a sabbatical leave and are expected to result in a reduction to retained earnings of approximately $62 million ($37 million, net of tax).

Income Statement Classification of Taxes Collected from Customers

In June 2006, the EITF reached a consensus on EITF Issue No. 06-03, How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation) (“EITF 06-03”). EITF 06-03 provides that the presentation of taxes assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer on either a gross basis (included in revenues and costs) or on a net basis (excluded from revenues) is an accounting policy decision that should be disclosed. The provisions of EITF 06-03 became effective for TWC as of January 1, 2007. EITF 06-03 is not expected to have a material impact on the Company’s consolidated financial statements.

Accounting for Uncertainty in Income Taxes

In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 (“FIN 48”), which clarifies the accounting for uncertainty in income tax positions. This Interpretation requires that the Company recognize in the consolidated financial statements the tax benefits related to tax positions that are more likely than not to be sustained upon examination based on the technical merits of the position. The provisions of FIN 48 became effective for TWC as of the beginning of the Company’s 2007 fiscal year. The cumulative impact of this guidance is not expected to have a material impact on the Company’s consolidated financial statements.

TIME WARNER CABLE INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS
OF OPERATIONS AND FINANCIAL CONDITION — (Continued)

Consideration Given by a Service Provider to Manufacturers or Resellers of Equipment

In September 2006, the EITF reached a consensus on EITF Issue No. 06-01, Accounting for Consideration Given by a Service Provider to Manufacturers or Resellers of Equipment Necessary for an End-Customer to Receive Service from the Service Provider (“EITF 06-01”). EITF 06-01 provides that consideration provided to the manufacturers or resellers of specialized equipment should be accounted for as a reduction of revenue if the consideration provided is in the form of cash and the service provider directs that such cash be provided directly to the customer. Otherwise, the consideration should be recorded as an expense. EITF 06-01 will be effective for TWC as of January 1, 2008 and is not expected to have a material impact on the Company’s consolidated financial statements.

Quantifying Effects of Prior Years Misstatements in Current Year Financial Statements

In September 2006, the SEC issued Staff Accounting Bulletin (“SAB”) No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”). SAB 108 requires that registrants quantify errors using both a balance sheet and statement of operations approach and evaluate whether either approach results in a misstated amount that, when all relevant quantitative and qualitative factors are considered, is material. SAB 108 became effective for TWC in the fourth quarter of 2006 and did not have a material impact on the Company’s consolidated financial statements.

Fair Value Measurements

In September 2006, the FASB issued FASB Statement No. 157, Fair Value Measurements (“FAS 157”). FAS 157 establishes a single authoritative definition of fair value, sets out a framework for measuring fair value, and expands on required disclosures about fair value measurement. FAS 157 is effective for TWC on January 1, 2008 and will be applied prospectively. The provisions of FAS 157 are not expected to have a material impact on the Company’s consolidated financial statements.

2006 vs. 2005

Consolidated Results

Revenues.  Revenues by major category were as follows (in millions):

	Year Ended December 31,
	2006	2005	% Change

Subscription:
Video	$7,632	$6,044	26%
High-speed data	2,756	1,997	38%
Digital Phone	715	272	163%

Total Subscription	11,103	8,313	34%
Advertising	664	499	33%

Total	$11,767	$8,812	34%

TIME WARNER CABLE INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS
OF OPERATIONS AND FINANCIAL CONDITION — (Continued)

As previously reported, Adelphia and Comcast employed methodologies that differed slightly from those used by TWC to determine subscriber numbers. As of September 30, 2006, TWC had converted subscriber numbers for most of the Acquired Systems to TWC’s methodology. During the fourth quarter of 2006, TWC completed the conversion of such data, which resulted in a reduction of approximately 46,000 basic video subscribers in the Acquired Systems. Subscriber numbers are as follows (in thousands):

	Consolidated Subscribers			Managed Subscribers(a)
	as of December 31,			as of December 31,
	2006	2005	% Change	2006	2005	% Change

Basic video(b)	12,614	8,603	47%	13,402	9,384	43%
Digital video(c)	6,938	4,294	62%	7,270	4,595	58%
Residential high-speed data(d)	6,270	3,839	63%	6,644	4,141	60%
Commercial high-speed data(d)	230	169	36%	245	183	34%
Digital Phone(e)	1,719	913	88%	1,860	998	86%

(a)	Managed subscribers include consolidated subscribers and subscribers in the Kansas City Pool of TKCCP that TWC received on January 1, 2007 in the TKCCP asset distribution. Starting January 1, 2007, subscribers in the Kansas City Pool will be included in consolidated subscriber results.
(b)	Basic video subscriber numbers reflect billable subscribers who receive basic video service.
(c)	Digital video subscriber numbers reflect billable subscribers who receive any level of video service via digital technology.
(d)	High-speed data subscriber numbers reflect billable subscribers who receive the Company’s Road Runner high-speed data service or any of the other high-speed data services offered by TWC.
(e)	Digital Phone subscriber numbers reflect billable subscribers who receive IP-based telephony service. Digital Phone subscribers exclude subscribers acquired from Comcast in the Exchange who receive traditional, circuit-switched telephone service (which totaled approximately 106,000 consolidated subscribers at December 31, 2006).

Subscription revenues increased in 2006 as a result of increases in video, high-speed data and Digital Phone revenues. The increase in video revenues in 2006 was primarily due to the impact of the Acquired Systems, the continued penetration of digital video services and video price increases and growth in basic video subscriber levels in the Legacy Systems. Video revenues in the Acquired Systems totaled $1.165 billion in 2006. Aggregate revenues associated with the Company’s digital video services, including digital tiers, Pay-Per-View, VOD, SVOD and DVRs, increased 41% to $1.027 billion in 2006 from $727 million in 2005.

High-speed data revenues in 2006 increased primarily due to the Acquired Systems and growth in high-speed data subscribers. High-speed data revenues in the Acquired Systems totaled $321 million in 2006. Consolidated commercial high-speed data revenues increased to $318 million in 2006 from $241 million in 2005. Consolidated residential high-speed data penetration, expressed as a percentage of service-ready homes, was 26.1% at both December 31, 2006 and December 31, 2005 as a result of strong growth in the Legacy Systems offset by lower penetration rates in the Acquired Systems. Strong growth rates for high-speed data service revenues are expected to continue into 2007.

The increase in Digital Phone revenues in 2006 was primarily due to growth in Digital Phone subscribers. Digital Phone revenues in 2006 also included approximately $27 million of revenues associated with subscribers acquired from Comcast who received traditional, circuit-switched telephone service. As of December 31, 2006, Digital Phone service was only available in some of the Acquired Systems on a limited basis. Consolidated Digital Phone penetration, expressed as a percentage of service-ready homes, increased to 11.3% at December 31, 2006 from 7.0% at December 31, 2005. Strong growth rates for Digital Phone revenues are expected to continue into 2007.

Average monthly subscription revenue (which includes video, high-speed data and Digital Phone revenues) per basic video subscriber (“subscription ARPU”) increased approximately 11% to $90 in 2006 from approximately $81 in 2005 as a result of the increased penetration in advanced services and higher video rates, as discussed above.

TIME WARNER CABLE INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS
OF OPERATIONS AND FINANCIAL CONDITION — (Continued)

Advertising revenues increased primarily due to a $136 million increase in local advertising and a $29 million increase in national advertising in 2006, primarily attributable to the Acquired Systems. Advertising revenues in the Acquired Systems totaled $137 million in 2006. Excluding the results of the Acquired Systems, Advertising revenues increased slightly as a result of an increase in political advertising revenues in 2006.

Costs of revenues.  The major components of costs of revenues were as follows (in millions):

	Year Ended December 31,
	2006	2005	% Change

Video programming	$2,523	$1,889	34%
Employee	1,505	1,156	30%
High-speed data	156	102	53%
Digital Phone	309	122	153%
Other	863	649	33%

Total	$5,356	$3,918	37%

Costs of revenues increased 37%, and, as a percentage of revenues, were 46% in 2006 compared to 44% in 2005. The increase in costs of revenues is primarily related to the impact of the Acquired Systems, as well as increases in video programming costs, employee costs and Digital Phone costs. The increase in costs of revenues as a percentage of revenues reflects the items noted above and lower margins for the Acquired Systems.

The increase in video programming costs was due primarily to the impact of the Acquired Systems, higher sports network programming costs, the increase in video subscribers and non-sports-related contractual rate increases. Video programming costs in the Acquired Systems were $409 million in 2006. Per subscriber programming costs increased 11%, to $20.33 per month in 2006 from $18.35 per month in 2005. The increase in per subscriber programming costs was primarily due to higher sports network programming costs and non-sports-related contractual rate increases. Video programming costs in both 2006 and 2005 also benefited from comparable amounts of adjustments related to changes in programming estimates and the settlement of terms with program vendors.

Employee costs increased primarily due to the impact of the Acquired Systems, salary increases and higher headcount resulting from the roll-out of advanced services. These increases were partially offset by a benefit of approximately $32 million related to both changes in estimates and a correction of prior period medical benefit accruals.

High-speed data service costs consist of the direct costs associated with the delivery of high-speed data services, including network connectivity and certain other costs. High-speed data service costs increased due to the Acquired Systems, subscriber growth and an increase in per subscriber connectivity costs.

Digital Phone costs consist of the direct costs associated with the delivery of Digital Phone services, including network connectivity and certain other costs. Digital Phone costs increased primarily due to the growth in Digital Phone subscribers.

Other costs increased due to revenue-driven increases in fees paid to local franchise authorities, as well as increases in other costs associated with the continued roll-out of advanced services, including Digital Phone.

TIME WARNER CABLE INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS
OF OPERATIONS AND FINANCIAL CONDITION — (Continued)

Selling, general and administrative expenses.  The major components of selling, general and administrative expenses were as follows (in millions):

	Year Ended December 31,
	2006	2005	% Change

Employee	$872	$678	29%
Marketing	414	306	35%
Other	840	545	54%

Total	$2,126	$1,529	39%

Selling, general and administrative expenses increased as a result of higher employee, marketing and other costs. Employee costs increased primarily due to the impact of the Acquired Systems, increased headcount resulting from the continued roll-out of advanced services and salary increases, partially offset by a benefit of approximately $8 million related to both changes in estimates and a correction of prior period medical benefit accruals. Marketing costs increased as a result of the Acquired Systems and higher costs associated with the roll-out of advanced services. Other costs increased primarily due to the impact of the Acquired Systems and increases in administrative costs associated with the increase in headcount discussed above.

Merger-related and restructuring costs.  In 2006 and 2005, the Company expensed $38 million and $8 million, respectively, of non-capitalizable merger-related costs associated with the Transactions. These merger-related costs are related primarily to consulting fees concerning integration planning for the Transactions and other costs incurred in connection with notifying new customers of the change in cable providers. Such costs are expected to continue into 2007. In addition, the results for 2006 include $18 million of restructuring costs. The results for 2005 included $35 million of restructuring costs, primarily associated with the early retirement of certain senior executives and the closing of several local news channels, partially offset by a $1 million reduction in restructuring charges, reflecting changes to previously established restructuring accruals. The Company’s restructuring activities are part of the Company’s broader plans to simplify its organizational structure and enhance its customer focus. TWC is in the process of executing these initiatives and expects to incur additional costs as these plans continue to be implemented throughout 2007.

TIME WARNER CABLE INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS
OF OPERATIONS AND FINANCIAL CONDITION — (Continued)

Reconciliation of Operating Income to OIBDA.  The following table reconciles Operating Income to OIBDA. In addition, the table provides the components from Operating Income to Net income for purposes of the discussions that follow (in millions):

	Year Ended December 31,
	2006	2005	% Change

Net income	$1,976	$1,253	58%
Discontinued operations, net of tax	(1,038)	(104)	NM
Cumulative effect of accounting change, net of tax	(2)	—	NM

Income before discontinued operations and cumulative effect of accounting change	936	1,149	(19)%
Income tax provision	620	153	305%

Income before income taxes, discontinued operations and cumulative effect of accounting change	1,556	1,302	20%
Interest expense, net	646	464	39%
Income from equity investments, net	(129)	(43)	200%
Minority interest expense, net	108	64	69%
Other income	(2)	(1)	100%

Operating Income	2,179	1,786	22%
Depreciation	1,883	1,465	29%
Amortization	167	72	132%

OIBDA	$4,229	$3,323	27%

NM — Not meaningful.

OIBDA.  OIBDA increased to $4.229 billion in 2006 from $3.323 billion in 2005. This increase was attributable to the impact of the Acquired Systems and revenue growth (particularly growth in high margin high-speed data revenues), partially offset by higher costs of revenues and selling, general and administrative expenses, as discussed above.

Depreciation expense.  Depreciation expense increased to $1.883 billion in 2006 from $1.465 billion in 2005 primarily due to the impact of the Acquired Systems and demand-driven increases in recent years of purchases of customer premise equipment, which generally has a significantly shorter useful life compared to the mix of assets previously purchased.

Amortization expense.  Amortization expense increased to $167 million in 2006 from $72 million in 2005 as a result of the amortization of intangible assets associated with customer relationships acquired as part of the Transactions.

Operating Income.  Operating Income increased to $2.179 billion in 2006 from $1.786 billion in 2005 primarily due to the increase in OIBDA, partially offset by the increase in depreciation and amortization expense, as discussed above.

As a result of the impact of the Adelphia Acquisition and the consolidation of TKCCP, beginning January 1, 2007, the Company anticipates that OIBDA and Operating Income will increase during 2007. Refer to Note 5 of the accompanying consolidated financial statements for certain pro forma information presenting the Company’s financial results as if the Transactions had occurred on January 1, 2005 and refer to “Overview — Recent

TIME WARNER CABLE INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS
OF OPERATIONS AND FINANCIAL CONDITION — (Continued)

Developments — Dissolution of TKCCP” for selected operating statement information for the Kansas City Pool for the years ended December 31, 2006 and 2005.

Interest expense, net.  Interest expense, net, increased to $646 million in 2006 from $464 million in 2005 primarily due to an increase in debt levels attributable to the Transactions.

Income from equity investments, net.  Income from equity investments, net, increased to $129 million in 2006 from $43 million in 2005. This increase was primarily due to an increase in the profitability of TKCCP, as well as changes in the economic benefit of TWE’s partnership interest in TKCCP due to the pending dissolution of the partnership triggered by Comcast on July 3, 2006. Beginning in the third quarter of 2006, the income from TKCCP reflects 100% of the operations of the Kansas City Pool and does not reflect any of the economic benefits of the Houston Pool. In addition, income from equity investments, net reflects the benefit from the allocation of all the TKCCP debt to the Houston Pool, which reduced interest expense for the Kansas City Pool. TWC received the Kansas City Pool on January 1, 2007 in the TKCCP asset distribution and began consolidating its results on that date.

Minority interest expense, net.  Minority interest expense, net, increased to $108 million in 2006 from $64 million in 2005. This increase primarily reflects a change in the ownership structure of the Company and TWE. At December 31, 2005, ATC, a subsidiary of Time Warner, and Comcast had residual equity ownership interests in TWE of 1% and 4.7%, respectively. On July 28, 2006, ATC contributed its 1% common equity interest (as well as its $2.4 billion preferred equity interest) in TWE to TW NY Holding in exchange for an approximately 12.4% non-voting common stock interest in TW NY Holding. On July 31, 2006, the Company and TWE redeemed Comcast’s ownership interests in the Company and TWE, respectively.

Income tax provision.  TWC’s income tax provision has been prepared as if the Company operated as a stand-alone taxpayer for all periods presented. In 2006 and 2005, the Company recorded income tax provisions of $620 million and $153 million, respectively. The effective tax rate was approximately 40% in 2006 compared to approximately 12% in 2005. The increase in the effective tax rate was primarily due to the favorable impact in 2005 of state tax law changes in Ohio, an ownership restructuring in Texas and certain other methodology changes. The income tax provision for 2005, absent the noted deferred tax impacts, would have been $532 million, with a related effective tax rate of approximately 41%.

Income before discontinued operations and cumulative effect of accounting change.  Income before discontinued operations and cumulative effect of accounting change was $936 million in 2006 compared to $1.149 billion in 2005. Basic and diluted income per common share before discontinued operations and cumulative effect of accounting change were $0.95 in 2006 compared to $1.15 in 2005. These decreases were primarily due to the increase in the income tax provision, discussed above, and higher interest expense, partially offset by increased Operating Income and income from equity investments, net.

Discontinued operations, net of tax.  Discontinued operations, net of tax, reflect the impact of treating the Transferred Systems as discontinued operations. For the years ended December 31, 2006 and 2005, the Company recognized pretax income applicable to these systems of $285 million and $163 million, respectively, ($1.038 billion and $104 million, respectively, net of tax). Included in the 2006 results are a pretax gain of approximately $165 million on the Transferred Systems and a tax benefit of approximately $800 million comprised of a tax benefit of $814 million on the Redemptions, partially offset by a provision of $14 million on the Exchange. The tax benefit of $814 million resulted primarily from the reversal of historical deferred tax liabilities that had existed on systems transferred to Comcast in the TWC Redemption. The TWC Redemption was designed to qualify as a tax-free split-off under section 355 of the Tax Code, and as a result, such liabilities were no longer required. However, if the IRS were successful in challenging the tax-free characterization of the TWC Redemption, an additional cash liability on account of taxes of up to an estimated $900 million could become payable by the Company. See “Recent Developments — Tax Benefits from the Transactions.”

TIME WARNER CABLE INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS
OF OPERATIONS AND FINANCIAL CONDITION — (Continued)

Cumulative effect of accounting change, net of tax.  In 2006, the Company recorded a benefit of $2 million, net of tax, as the cumulative effect of a change in accounting principle upon the adoption of FAS 123R in 2006, to recognize the effect of estimating the number of Time Warner equity-based awards granted to TWC employees prior to January 1, 2006 that are not ultimately expected to vest.

Net income and Net income per common share.  Net income was $1.976 billion in 2006 compared to $1.253 billion in 2005. Basic and diluted net income per common share were $2.00 in 2006 compared to $1.25 in 2005.

2005 vs. 2004

Consolidated Results

Revenues.  Revenues by major category were as follows (in millions):

	Year Ended December 31,
	2005	2004	% Change

Subscription:
Video	$6,044	$5,706	6%
High-speed data	1,997	1,642	22%
Digital Phone	272	29	NM

Total Subscription	8,313	7,377	13%
Advertising	499	484	3%

Total	$8,812	$7,861	12%

NM — Not meaningful.

Subscriber results were as follows (in thousands):

	Consolidated Subscribers			Managed Subscribers(a)
	as of December 31,			as of December 31,
	2005	2004	% Change	2005	2004	% Change

Basic video(b)	8,603	8,561	0.5%	9,384	9,336	0.5%
Digital video(c)	4,294	3,773	14%	4,595	4,067	13%
Residential high-speed data(d)	3,839	3,126	23%	4,141	3,368	23%
Commercial high-speed data(d)	169	140	21%	183	151	21%
Digital Phone(e)	913	180	NM	998	206	NM

NM — Not meaningful

(a)	Managed subscribers include consolidated subscribers and subscribers in the Kansas City Pool of TKCCP that TWC received on January 1, 2007 in the TKCCP asset distribution. Starting January 1, 2007, subscribers in the Kansas City Pool will be included in consolidated subscriber results.
(b)	Basic video subscriber numbers reflect billable subscribers who receive basic video service.
(c)	Digital video subscriber numbers reflect billable subscribers who receive any level of video service via digital technology.
(d)	High-speed data subscriber numbers reflect billable subscribers who receive the Company’s Road Runner high-speed data service or any of the other high-speed data services offered by TWC.
(e)	Digital Phone subscriber numbers reflect billable subscribers who receive IP-based telephony service.

Subscription revenues increased in 2005 as a result of increases in video, high-speed data and Digital Phone revenues. Total video revenues increased by $338 million, or 6%, over 2004, primarily due to continued penetration of digital video services and video price increases, as well as an increase in basic video subscribers between

TIME WARNER CABLE INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS
OF OPERATIONS AND FINANCIAL CONDITION — (Continued)

December 31, 2004 and December 31, 2005. Aggregate revenues associated with digital video services, including digital tiers, Pay-Per-View, VOD, SVOD and digital video recorders, increased 19% from $612 million in 2004 to $727 million in 2005.

High-speed data revenues increased in 2005 primarily due to growth in high-speed data subscribers. Consolidated residential high-speed data penetration, expressed as a percentage of service-ready homes, increased from 21.8% at December 31, 2004 to 26.1% at December 31, 2005. Commercial high-speed data revenues increased from $181 million in 2004 to $241 million in 2005.

The increase in Digital Phone revenues in 2005 was primarily due to the full-scale launch of Digital Phone across the Company’s footprint. Digital Phone was available to nearly 88% of TWC’s consolidated homes passed as of December 31, 2005.

Subscription ARPU increased approximately 13% to $81 in 2005 from approximately $72 in 2004 as a result of the increased penetration in advanced services and higher video prices, as discussed above.

Advertising revenues in 2005 increased as a result of an approximate $19 million increase in national advertising, partially offset by a $4 million decline in local advertising. The increase in national advertising was driven by growth in both the rate and volume of advertising spots sold. Local advertising declined as a result of a decrease in political advertising.

Costs of revenues.  The primary components of costs of revenues were as follows (in millions):

	Year Ended December 31,
	2005	2004	% Change

Video programming	$1,889	$1,709	11%
Employee	1,156	1,002	15%
High-speed data	102	128	(20)%
Digital Phone	122	14	NM
Other	649	603	8%

Total	$3,918	$3,456	13%

NM — Not meaningful.

Total video programming costs increased by 11% in 2005. On a per subscriber basis, programming costs increased by 11%, from $16.60 per month in 2004 to $18.35 per month in 2005. These increases were primarily attributable to contractual rate increases and the ongoing deployment of new service offerings, including VOD and SVOD.

Employee costs increased in 2005, in part, as a result of increased headcount driven by new product deployment initiatives, including Digital Phone. Salary increases also contributed to the increase in employee costs.

High-speed data costs have benefited as connectivity costs have continued to decrease on a per subscriber basis due to industry-wide cost reductions.

Digital Phone costs increased due to the ongoing deployment of Digital Phone.

Other costs increased due largely to the revenue-driven increase in fees paid to local franchise authorities.

TIME WARNER CABLE INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS
OF OPERATIONS AND FINANCIAL CONDITION — (Continued)

Selling, general and administrative expenses.  The primary components of selling, general and administrative expenses were as follows (in millions):

	Year Ended December 31,
	2005	2004	% Change

Employee	$678	$632	7%
Marketing	306	272	13%
Other	545	546	—

Total	$1,529	$1,450	5%

Employee costs increased primarily due to an increase in headcount associated with the continued roll-out of advanced services, as well as salary increases, partially offset by a decrease in equity-based compensation expense. Marketing costs increased due to a continued focus on aggressive marketing of the Company’s broad range of products and services. Other costs decreased slightly primarily due to $34 million of costs incurred in 2004 in connection with a settlement related to Urban Cable, partially offset by an increase in legal fees.

Merger-related and restructuring costs.  In 2005, the Company expensed approximately $8 million of non-capitalizable merger-related costs associated with the Adelphia Acquisition and the Exchange. In addition, the 2005 results include approximately $35 million of restructuring costs, primarily associated with the early retirement of certain senior executives and the closing of several local news channels, partially offset by a $1 million reduction in restructuring charges, reflecting changes to previously established restructuring accruals. These charges are part of the Company’s broader plans to simplify its organizational structure and enhance its customer focus.

Reconciliation of Operating Income to OIBDA.  The following table reconciles Operating Income to OIBDA. In addition, the table provides the components from Operating Income to Net income for purposes of the discussions that follow (in millions):

	Year Ended December 31,
	2005	2004	% Change

Net income	$1,253	$726	73%
Discontinued operations, net of tax	(104)	(95)	9%

Income before discontinued operations	1,149	631	82%
Income tax provision	153	454	(66)%

Income before income taxes and discontinued operations	1,302	1,085	20%
Interest expense, net	464	465	—
Income from equity investments, net	(43)	(41)	5%
Minority interest expense, net	64	56	14%
Other income	(1)	(11)	(91)%

Operating Income	1,786	1,554	15%
Depreciation	1,465	1,329	10%
Amortization	72	72	—

OIBDA	$3,323	$2,955	12%

OIBDA.  OIBDA increased $368 million, or 12%, from $2.955 billion in 2004 to $3.323 billion in 2005. This increase was driven by revenue growth (particularly high margin high-speed data revenues), partially offset by increases in costs of revenues, selling, general and administrative expenses and the $42 million of merger-related and restructuring charges in 2005, discussed above.

TIME WARNER CABLE INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS
OF OPERATIONS AND FINANCIAL CONDITION — (Continued)

Depreciation expense.  Depreciation expense increased 10% to $1.465 billion in 2005 from $1.329 billion in 2004. This increase was primarily due to the increased spending on customer premise equipment in recent years. Such equipment generally has a shorter useful life compared to the mix of assets previously purchased.

Operating Income.  Operating Income increased to $1.786 billion in 2005 from $1.554 billion in 2004, due to the increase in OIBDA, partially offset by the increase in depreciation expense.

Interest expense, net.  Interest expense, net, decreased slightly from $465 million in 2004 to $464 million in 2005, primarily due to an increase in interest income associated with loans to TKCCP, which was largely offset by an increase in interest expense related to long-term debt.

Income from equity investments, net.  Income from equity investments, net, increased slightly from $41 million in 2004 to $43 million in 2005. This increase was primarily due to an increase in the profitability of iN DEMAND and a decrease in losses incurred by local news joint ventures, partially offset by a decline in profitability of TKCCP, as a result of higher interest expense associated with an increase in debt at the joint venture.

Minority interest expense, net.  The results of TWE are consolidated by TWC for financial reporting purposes. Minority interest expense, net, increased from $56 million in 2004 to $64 million in 2005. This increase primarily reflects an increase in the profitability of TWE, in which Time Warner and Comcast had residual equity ownership interests of 1% and 4.7%, respectively, at December 31, 2005.

Other income.  Other income decreased from $11 million in 2004 to $1 million in 2005 due to a reversal of previously established reserves associated with the dissolution of a joint venture in 2004.

Income tax provision.  TWC’s income tax provision has been prepared as if the Company operated as a stand-alone taxpayer for all periods presented. The income tax provision decreased from $454 million in 2004 to $153 million in 2005. The effective tax rate was approximately 42% in 2004 compared to 12% in 2005. The decrease in the tax provision and the effective tax rate was primarily a result of the favorable impact of state tax law changes in Ohio, an ownership restructuring in Texas and certain other methodology changes, partially offset by an increase in earnings during 2005 as compared to 2004. The income tax provision for 2005, absent the noted deferred tax impacts, would have been $532 million, with a related effective tax rate of approximately 41%.

Income before discontinued operations.  Income before discontinued operations was $1.149 billion in 2005 compared to $631 million in 2004. Basic and diluted income per common share before discontinued operations and cumulative effect of accounting change were $1.15 in 2005 compared to $0.63 in 2004. These increases were due to higher Operating Income and a lower income tax provision, partially offset by higher minority interest expense.

Discontinued operations, net of tax.  Discontinued operations, net of tax, reflect the impact of treating the Transferred Systems as discontinued operations. The increase to $104 million in 2005 from $95 million in 2004 was as a result of higher earnings at the Transferred Systems.

Net income and Net income per common share.  Net income was $1.253 billion in 2005 compared to $726 million in 2004. Basic and diluted net income per common share were $1.25 in 2005 compared to $0.73 in 2004.

FINANCIAL CONDITION AND LIQUIDITY

Current Financial Condition

Management believes that cash generated by or available to TWC should be sufficient to fund its capital and liquidity needs for the foreseeable future. TWC’s sources of cash include cash provided by operating activities, cash and equivalents on hand, $2.747 billion of available borrowing capacity under its committed credit facilities and commercial paper program as of December 31, 2006 and access to the capital markets. TWC increased the size of its unsecured commercial paper program from $2.0 billion to $6.0 billion in the fourth quarter of 2006.

TIME WARNER CABLE INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS
OF OPERATIONS AND FINANCIAL CONDITION — (Continued)

At December 31, 2006, the Company had $14.732 billion of debt and mandatorily redeemable non-voting Series A Preferred Membership Units issued by TW NY in connection with the Adelphia Acquisition (the “TW NY Series A Preferred Membership Units”), $51 million of cash and equivalents and $23.564 billion of shareholders’ equity. At December 31, 2005, the Company had $6.863 billion of debt and mandatorily redeemable preferred equity, $12 million of cash and equivalents and $20.347 billion of shareholders’ equity.

With the closing of the Adelphia Acquisition and the Redemptions, TWC’s outstanding debt increased substantially during 2006. Accordingly, cash paid for interest is expected to continue to negatively impact cash provided by operating activities. Management does not believe that the interest incurred with respect to funding the Transactions will result in a significant negative impact to net income because such incremental interest is expected to be substantially offset by the positive earnings before interest of the Acquired Systems.

The following table shows the significant items contributing to the increase in net debt (defined as total debt, mandatorily redeemable preferred equity issued by a subsidiary and TW NY Series A Preferred Membership Units less cash and equivalents) from December 31, 2005 to December 31, 2006 (in millions):

Balance at December 31, 2005	$6,851
Cash provided by operating activities	(3,595)
Contribution of mandatorily redeemable preferred equity interest in TWE held by ATC for common stock	(2,400)
Proceeds from the repayment by Comcast of TKCCP debt owed to TWE-A/N	(631)
Capital expenditures from continuing operations	2,718
Capital expenditures from discontinued operations	56
Redemption of Comcast’s interests in TWC and TWE	2,004
Cash used for the Adelphia Acquisition and the Exchange(a)	9,080
Investment in Wireless Joint Venture	633
All other, net	(35)

Balance at December 31, 2006	$14,681

(a)	Included in the cash used for the Adelphia Acquisition and the Exchange is cash paid at closing of $8.935 billion, a contractual closing adjustment of $67 million and other transaction-related costs of $78 million paid in 2006.

On July 31, 2006, TW NY, a subsidiary of TWC, acquired assets of Adelphia for a combination of cash and stock of TWC, Comcast’s interests in TWC and TWE were redeemed and TW NY exchanged certain cable systems with Comcast. For additional details, see “Recent Developments.”

In connection with the closing of the Adelphia Acquisition, TW NY paid $8.935 billion in cash, after giving effect to certain purchase price adjustments, that was funded by an intercompany loan from TWC and the proceeds of the private placement issuance of $300 million of TW NY Series A Preferred Membership Units with a mandatory redemption date of August 1, 2013 and a cash dividend rate of 8.21% per annum. The intercompany loan was financed by borrowings under the Cable Revolving Facility and the Cable Term Facilities described below and the issuance of commercial paper. In connection with the TWC Redemption, Comcast received 100% of the capital stock of a subsidiary of TWC holding both cable systems and approximately $1.857 billion in cash that was funded through the issuance of TWC commercial paper and borrowings under the Cable Revolving Facility. In addition, in connection with the TWE Redemption, Comcast received 100% of the equity interests in a subsidiary of TWE holding both cable systems and approximately $147 million in cash that was funded by the repayment of a pre-existing loan TWE had made to TWC (which repayment TWC funded through the issuance of commercial paper and borrowings under the Cable Revolving Facility). Additionally, ATC’s 1% common equity interest and $2.4 billion preferred equity interest in TWE were contributed to TW NY Holding in exchange for an approximately

TIME WARNER CABLE INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS
OF OPERATIONS AND FINANCIAL CONDITION — (Continued)

12.4% non-voting common stock interest in TW NY Holding. Following these transactions, TW NY also exchanged certain cable systems with Comcast and TW NY paid Comcast approximately $67 million for certain adjustments related to the Exchange. See “Bank Credit Agreements and Commercial Paper Programs,” “Mandatorily Redeemable Preferred Equity” and “TW NY Mandatorily Redeemable Non-voting Series A Preferred Membership Units” for additional information on the indebtedness incurred and preferred membership units issued in connection with the Adelphia Acquisition and the Redemptions.

TWC is a participant in a wireless spectrum joint venture with several other cable companies and Sprint (the “Wireless Joint Venture”), which was a winning bidder in an FCC auction of certain advanced wireless spectrum licenses. In 2006, TWC paid approximately $633 million related to its investment in the Wireless Joint Venture. The licenses were awarded to the Wireless Joint Venture on November 29, 2006. Under the joint venture agreement, Sprint has the ability to exit the venture upon 60 days’ notice and to require that the venture purchase its interests for an amount equal to Sprint’s capital contributions to that point. In addition, under certain circumstances, the cable operators that are members of the venture have the ability to exit the venture and receive, subject to certain limitations and adjustments, advanced wireless spectrum licenses covering their operating areas. There can be no assurance that the venture will successfully develop mobile and related services.

On October 2, 2006, TWC received approximately $630 million from Comcast for the repayment of debt owed by TKCCP to TWE-A/N that had been allocated to the Houston Pool.

Cash Flows

Operating Activities

Details of cash provided by operating activities are as follows (in millions):

	Year Ended December 31,
	2006	2005	2004

OIBDA	$4,229	$3,323	$2,955
Net interest payments	(662)	(507)	(492)
Net income taxes (paid) refunded(a)	(525)	(535)	13
Noncash equity-based compensation	33	53	70
Net cash flows from discontinued operations(b)	112	237	240
Merger-related and restructuring payments, net of accruals(c)	(3)	30	—
Pension plan contributions	(101)	(91)	(150)
All other, net, including other working capital changes	512	30	25

Cash provided by operating activities	$3,595	$2,540	$2,661

(a)	Includes income tax refunds received of $4 million, $6 million and $61 million in 2006, 2005 and 2004, respectively.
(b)	Reflects net income from discontinued operations of $1.038 billion, $104 million and $95 million in 2006, 2005 and 2004, respectively, net of noncash gains and expenses and working capital-related adjustments of $(926) million, $133 million and $145 million in 2006, 2005 and 2004, respectively.
(c)	Includes payments for merger-related and restructuring costs and payments for certain other merger-related liabilities, net of accruals.

Cash provided by operating activities increased from $2.540 billion in 2005 to $3.595 billion in 2006. This increase was primarily related to an increase in OIBDA (attributable to the impact of the Acquired Systems and revenue growth in the Legacy Systems (particularly high margin high-speed data revenues), partially offset by increases in costs of revenues and selling, general and administrative expenses) and a decrease in working capital requirements, partially offset by lower net cash flows from discontinued operations and an increase in merger-related and restructuring payments. The decrease in working capital requirements was primarily due to impacts

TIME WARNER CABLE INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS
OF OPERATIONS AND FINANCIAL CONDITION — (Continued)

from the Transactions, as well as the timing of accounts payable and accrual payments, partially offset by lower cash collections on receivables.

Cash provided by operating activities decreased from $2.661 billion in 2004 to $2.540 billion in 2005. This decrease was principally due to an increase in net cash tax payments, partially offset by an increase in OIBDA (attributable to revenue growth (particularly high margin high-speed data revenues), partially offset by increases in costs of revenues, selling, general and administrative expenses and merger-related and restructuring costs), and a decrease in contributions to the Company’s pension plans.

Investing Activities

Details of cash used by investing activities are as follows (in millions):

	Year Ended December 31,
	2006	2005	2004

Investments and acquisitions, net of cash acquired:
Adelphia Acquisition and the Exchange(a)	$(9,080)	$—	$—
Wireless Joint Venture	(633)	—	—
Redemption of Comcast’s interest in TWE	(147)	—	—
All other	(2)	(113)	(103)
Capital expenditures from continuing operations	(2,718)	(1,837)	(1,559)
Capital expenditures from discontinued operations	(56)	(138)	(153)
Proceeds from the repayment by Comcast of TKCCP debt owed to TWE-A/N	631	—	—
Proceeds from disposal of disposal of property, plant and equipment	6	4	3
Investments and acquisitions, from discontinued operations	—	(48)	(4)

Cash used by investing activities	$(11,999)	$(2,132)	$(1,816)

(a)	Included in the cash used for the Adelphia Acquisition and the Exchange is cash paid at closing of $8.935 billion, a contractual closing adjustment of $67 million and other transaction-related costs of $78 million paid in 2006.

Cash used by investing activities increased from $2.132 billion in 2005 to $11.999 billion in 2006. This increase was principally due to the Adelphia Acquisition and the Exchange and an increase in capital expenditures from continuing operations, driven by capital expenditures associated with the integration of the Acquired Systems, the continued roll-out of advanced digital services, including Digital Phone services, and continued growth in high-speed data services. The increase also reflects the investment in the Wireless Joint Venture and cash used in the TWE Redemption, partially offset by decreases in investment spending related to the Company’s equity investments and other acquisition-related expenditures and capital expenditures from discontinued operations.

Cash used by investing activities increased from $1.816 billion in 2004 to $2.132 billion in 2005. This increase was principally due to increases in capital expenditures from continuing operations, cash used by investing activities of discontinued operations and acquisition-related expenditures, partially offset by decreases in investment spending related to the Company’s equity investments and capital expenditures from discontinued operations. The increase in capital expenditures from continuing operations in 2005 was primarily associated with increased spending associated with the continued roll-out of advanced digital services, including Digital Phone.

TIME WARNER CABLE INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS
OF OPERATIONS AND FINANCIAL CONDITION — (Continued)

TWC’s capital expenditures from continuing operations included the following major categories (in millions):

	Year Ended December 31,
	2006	2005	2004

Customer premise equipment(a)	$1,125	$805	$656
Scalable infrastructure(b)	568	325	184
Line extensions(c)	280	235	218
Upgrades/rebuilds(d)	151	113	126
Support capital(e)	594	359	375

Total capital expenditures	$2,718	$1,837	$1,559

(a)	Represents costs incurred in the purchase and installation of equipment that resides at a customer’s home for the purpose of receiving/sending video, high-speed data and/or Digital Phone signals. Such equipment typically includes digital converters, remote controls, high-speed data modems, telephone modems and the costs of installing such equipment for new customers. Customer premise equipment also includes materials and labor incurred to install the “drop” cable that connects a customer’s dwelling to the closest point of the main distribution network.

(b)	Represents costs incurred in the purchase and installation of equipment that controls signal reception, processing and transmission throughout TWC’s distribution network, as well as controls and communicates with the equipment residing at a customer’s home. Also included in scalable infrastructure is certain equipment necessary for content aggregation and distribution (VOD equipment) and equipment necessary to provide certain video, high-speed data and Digital Phone product features (voicemail, e-mail, etc.).

(c)	Represents costs incurred to extend TWC’s distribution network into a geographic area previously not served. These costs typically include network design, the purchase and installation of fiber optic and coaxial cable and certain electronic equipment.

(d)	Represents costs incurred to upgrade or replace certain existing components or an entire geographic area of TWC’s distribution network. These costs typically include network design, the purchase and installation of fiber optic and coaxial cable and certain electronic equipment.

(e)	Represents all other capital purchases required to run day-to-day operations. These costs typically include vehicles, land and buildings, computer equipment, office equipment, furniture and fixtures, tools and test equipment and software.

TWC incurs expenditures associated with the construction of its cable systems. Costs associated with the construction of the cable transmission and distribution facilities and new cable service installations are capitalized. TWC generally capitalizes expenditures for tangible fixed assets having a useful life of greater than one year. Capitalized costs include direct material, labor and overhead and interest. Sales and marketing costs, as well as the costs of repairing or maintaining existing fixed assets, are expensed as incurred. With respect to certain customer premise equipment, which includes converters and cable modems, TWC capitalizes installation charges only upon the initial deployment of these assets. All costs incurred in subsequent disconnects and reconnects are expensed as incurred. Depreciation on these assets is provided, generally using the straight-line method, over their estimated useful lives. For converters and modems, the useful life is 3 to 4 years, and, for plant upgrades, the useful life is up to 16 years.

In connection with the Transactions, TW NY acquired significant amounts of property, plant and equipment, which were recorded at their estimated fair values. The remaining useful lives assigned to such assets were generally shorter than the useful lives assigned to comparable new assets, to reflect the age, condition and intended use of the acquired property, plant and equipment.

As a result of the Transactions, the Company has made and anticipates continuing to make significant capital expenditures over the next 12 to 24 months related to the continued integration of the Acquired Systems, including improvements to plant and technical performance and upgrading system capacity, which will allow the Company to offer its advanced services and features in the Acquired Systems. The Company estimates that these expenditures will range from approximately $450 million to $550 million (including amounts incurred during 2006). TWC does not believe that these expenditures will have a material negative impact on its liquidity or capital resources.

TIME WARNER CABLE INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS
OF OPERATIONS AND FINANCIAL CONDITION — (Continued)

Financing Activities

Details of cash provided (used) by financing activities are as follows (in millions):

	Year Ended December 31,
	2006	2005	2004

Borrowings (repayments), net	$10,909	$(422)	$(1,057)
Repayments of revolving credit facility	(950)	—	—
Redemption of Comcast’s interest in TWC	(1,857)	—	—
Issuance of TW NY Series A Preferred Membership Units	300	—	—
Excess tax benefit on stock options	4	—	—
Principal payments on capital leases	(3)	(1)	(2)
Distributions to owners, net	(31)	(30)	(13)
Other financing activities	71	—	—
Cash used by financing activities of discontinued operations	—	(45)	—

Cash provided (used) by financing activities	$8,443	$(498)	$(1,072)

Cash provided by financing activities was $8.443 billion in 2006 compared to cash used by financing activities of $498 million in 2005. This increase in cash provided (used) by financing activities was due to an increase in net borrowings primarily associated with the Transactions, the issuance of the TW NY Series A Preferred Membership Units and other financing activities, partially offset by cash used in the TWC Redemption.

Cash used by financing activities decreased from $1.072 billion in 2004 to $498 million in 2005. This decrease was primarily due to a decline in net repayments of debt, partially offset by increases in net partnership tax distributions and stock option distributions and cash used by financing activities of discontinued operations in 2005.

Free Cash Flow

Reconciliation of Cash provided by operating activities to Free Cash Flow. The following table reconciles Cash provided by operating activities to Free Cash Flow (in millions):

	Year Ended December 31,
	2006	2005	2004

Cash provided by operating activities	$3,595	$2,540	$2,661
Reconciling items:
Discontinued operations, net of tax	(1,038)	(104)	(95)
Adjustments relating to the operating cash flow of discontinued operations	926	(133)	(145)

Cash provided by continuing operating activities	3,483	2,303	2,421
Add: Excess tax benefit from the exercise of stock options	4	—	—
Less:
Capital expenditures from continuing operations	(2,718)	(1,837)	(1,559)
Partnership tax distributions, stock option distributions and principal payments on capital leases of continuing operations	(34)	(31)	(11)

Free Cash Flow	$735	$435	$851

TIME WARNER CABLE INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS
OF OPERATIONS AND FINANCIAL CONDITION — (Continued)

Free Cash Flow increased to $735 million during 2006, as compared to $435 million during 2005. This increase of $300 million was primarily driven by a $906 million increase in OIBDA, as previously discussed, and a decrease in working capital requirements, partially offset by an increase in capital expenditures from continuing operations.

Free Cash Flow decreased to $435 million during 2005 as compared to $851 million during 2004. This decrease of $416 million was primarily driven by increases in net cash tax payments and capital expenditures from continuing operations, partially offset by an increase in OIBDA, as previously discussed, and a decrease in contributions to the Company’s pension plans.

Outstanding Debt and Mandatorily Redeemable Preferred Equity and Available Financial Capacity

Debt, mandatorily redeemable preferred equity and unused borrowing capacity, as of December 31, 2006 were as follows (in millions):

	Interest Rate at
	December 31,			Outstanding		Unused
	2006		Maturity	Balance		Capacity

Bank credit agreements and commercial paper program	5.680%		2009-2011	$11,077	(a)	$2,798	(b)
TWE Notes(c)	7.250	%(d)	2008	602		—
	10.150	%(d)	2012	271		—
	8.875	%(d)	2012	369		—
	8.375	%(d)	2023	1,043		—
	8.375	%(d)	2033	1,055		—
TW NY Series A Preferred Membership Units	8.210%		2013	300		—
Capital leases and other				15	(e)	—

Total				$14,732		$2,798

(a) Amount excludes unamortized discount on commercial paper of $17 million at December 31, 2006.

(b)	Reflects a reduction of unused capacity for $159 million of outstanding letters of credit backed by the Cable Revolving Facility. Additionally, unused capacity includes $51 million of cash and equivalents.

(c)	Includes an unamortized fair value adjustment of $140 million.

(d)	Rate represents the stated rate at original issuance. The effective weighted-average interest rate for the TWE Notes in the aggregate is 7.61% at December 31, 2006.

(e)	Amount includes $4 million of capital leases due within one year.

Primarily as a result of the Adelphia Acquisition and the Redemptions, borrowings under the Cable Revolving Facility, Cable Term Facilities and commercial paper program increased to approximately $925 million, $8.0 billion and $2.152 billion, respectively, at December 31, 2006. Additionally, TW NY issued $300 million of TW NY Series A Preferred Membership Units, and ATC’s 1% common equity interest and $2.4 billion preferred equity interest in TWE were contributed to TW NY Holding in exchange for a 12.4% non-voting common stock interest in TW NY Holding. See “Bank Credit Agreements and Commercial Paper Programs,” “Mandatorily Redeemable Preferred Equity” and “TW NY Mandatorily Redeemable Non-voting Series A Preferred Membership Units” for additional information on the indebtedness incurred and preferred membership units issued in connection with the Adelphia Acquisition and the Redemptions.

TIME WARNER CABLE INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS
OF OPERATIONS AND FINANCIAL CONDITION — (Continued)

Bank Credit Agreements and Commercial Paper Programs

In the first quarter of 2006, the Company entered into $14.0 billion of bank credit agreements, which consist of an amended and restated $6.0 billion five-year revolving credit facility (including $2.0 billion of increased commitments), a new $4.0 billion five-year term loan facility and a new $4.0 billion three-year term loan facility. Collectively, these facilities refinanced $4.0 billion of previously existing committed bank financing, while the $2.0 billion increase in the revolving credit facility and the $8.0 billion of new term loan facilities were used to finance, in part, the cash portions of the Transactions. As discussed below, the increase in the revolving credit facility and the two term loan facilities became effective concurrent with the closing of the Adelphia Acquisition, and the term loans were fully utilized at that time.

Following the financing transactions described above, TWC has a $6.0 billion senior unsecured five-year revolving credit facility with a maturity date of February 15, 2011 (the “Cable Revolving Facility”). This represents a refinancing of TWC’s previous $4.0 billion of revolving bank commitments with a maturity date of November 23, 2009, plus an increase of $2.0 billion effective concurrent with the closing of the Adelphia Acquisition. Also effective concurrent with the closing of the Adelphia Acquisition are two $4.0 billion term loan facilities (the “Cable Term Facilities” and, collectively with the Cable Revolving Facility, the “Cable Facilities”), with maturity dates of February 24, 2009 and February 21, 2011, respectively. TWE is no longer a borrower in respect of any of the Cable Facilities, although TWE and TW NY Holding guarantee the obligations of TWC under the Cable Facilities. As of December 31, 2006, there were borrowings of $8.0 billion outstanding under the Cable Term Facilities.

On October 18, 2006, TW NY Holding executed and delivered unconditional guaranties of the obligations of TWC under the Cable Facilities. In addition, contemporaneously with the completion by TW NY of the TWE GP Transfer described below, TW NY was released from its guaranties of TWC’s obligations under the Cable Facilities in accordance with the terms of the Cable Facilities. In addition, following the adoption of the amendments to the TWE Indenture pursuant to the Eleventh Supplemental Indenture described below, the guaranties previously provided by ATC and Warner Communications Inc. (“WCI”), subsidiaries of Time Warner, of TWC’s obligations under the Cable Facilities were automatically terminated in accordance with the terms of the Cable Facilities.

Borrowings under the Cable Revolving Facility bear interest at a rate based on the credit rating of TWC, which rate was LIBOR plus 0.27% per annum as of December 31, 2006. In addition, TWC is required to pay a facility fee on the aggregate commitments under the Cable Revolving Facility at a rate determined by the credit rating of TWC, which rate was 0.08% per annum as of December 31, 2006. TWC may also incur an additional usage fee of 0.10% per annum on the outstanding loans and other extensions of credit under the Cable Revolving Facility if and when such amounts exceed 50% of the aggregate commitments thereunder. Borrowings under the Cable Term Facilities bear interest at a rate based on the credit rating of TWC, which rate was LIBOR plus 0.40% per annum as of December 31, 2006. In addition, TWC paid a facility fee on the aggregate commitments under the Cable Term Facilities for the period prior to the closing of the Adelphia Acquisition at a rate of 0.08% per annum.

The Cable Revolving Facility provides same-day funding capability and a portion of the commitment, not to exceed $500 million at any time, may be used for the issuance of letters of credit. The Cable Facilities contain a maximum leverage ratio covenant of 5.0 times the consolidated EBITDA of TWC. The terms and related financial metrics associated with the leverage ratio are defined in the Cable Facility agreements. At December 31, 2006, TWC was in compliance with the leverage covenant, with a leverage ratio, calculated in accordance with the agreements, of approximately 3.3 times. The Cable Facilities do not contain any credit ratings-based defaults or covenants or any ongoing covenant or representations specifically relating to a material adverse change in the financial condition or results of operations of Time Warner or TWC. Borrowings under the Cable Revolving Facility may be used for general corporate purposes and unused credit is available to support borrowings under TWC’s commercial paper program. Borrowings under the Cable Facilities were used to finance, in part, the cash portions of the Transactions. As of December 31, 2006, there were borrowings of $925 million and letters of credit totaling $159 million outstanding under the Cable Revolving Facility, and approximately $2.152 billion of commercial

TIME WARNER CABLE INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS
OF OPERATIONS AND FINANCIAL CONDITION — (Continued)

paper was supported by the Cable Revolving Facility. TWC’s unused committed capacity as of December 31, 2006 was $2.798 billion, net of $17 million unamortized discount on commercial paper and including $51 million of cash and equivalents.

On December 4, 2006, TWC entered into a $6.0 billion unsecured commercial paper program (the “New Program”) that replaced its previous $2.0 billion commercial paper program (the “Prior Program”). TWC’s obligations under the New Program are guaranteed by TW NY Holding and TWE, both subsidiaries of TWC, while TWC’s obligations under the Prior Program were guaranteed by ATC, WCI (both subsidiaries of Time Warner but not of TWC) and TWE. Commercial paper issued under the New Program is supported by the unused committed capacity of the Cable Revolving Facility. The commercial paper issued under the New Program ranks pari passu with TWC’s, TWE’s and TW NY Holding’s other unsecured senior indebtedness.

No new commercial paper was issued under the Prior Program after December 4, 2006, and the Prior Program was terminated on February 14, 2007, upon the repayment of the last remaining notes issued thereunder. As of December 31, 2006, there was approximately $1.500 billion of commercial paper outstanding under the New Program and approximately $652 million of commercial paper outstanding under the Prior Program.

TWE Notes

During 1992 and 1993, TWE issued the TWE Notes publicly in a number of offerings. The maturities of these outstanding issuances ranged from 15 to 40 years and the fixed interest rates range from 7.25% to 10.15%. The fixed-rate borrowings include an unamortized debt premium of $140 million and $154 million as of December 31, 2006 and 2005, respectively. The debt premium is amortized over the term of each debt issue as a reduction of interest expense. As discussed below, TWC and TW NY Holding have each guaranteed TWE’s obligations under the TWE Notes. Prior to November 2, 2006, ATC and WCI each guaranteed pro rata portions of the TWE Notes based on the relative fair value of the net assets that each contributed to TWE prior to the TWE Restructuring. On September 10, 2003, TWE submitted an application with the SEC to withdraw its 7.25% Senior Debentures (due 2008) from listing and registration on the NYSE. The application to withdraw was granted by the SEC effective on October 17, 2003. As a result, TWE has no obligation to file reports with the SEC under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

Pursuant to the Ninth Supplemental Indenture to the TWE Indenture, TW NY, a subsidiary of TWC and a successor in interest to Time Warner NY Cable Inc., agreed to waive, for so long as it remained a general partner of TWE, the benefit of certain provisions in the TWE Indenture which provided that it would not have any liability for the TWE Notes as a general partner of TWE (the “TW NY Waiver”). On October 18, 2006, TW NY contributed all of its general partnership interests in TWE to TWE GP Holdings LLC, its wholly owned subsidiary (the “TWE GP Transfer”), and, as a result, the TW NY Waiver, by its terms, ceased to be in effect. In addition, on October 18, 2006, TWC, together with TWE, TW NY Holding, ATC, WCI and The Bank of New York, as Trustee, entered into the Tenth Supplemental Indenture to the TWE Indenture. Pursuant to the Tenth Supplemental Indenture to the TWE Indenture, TW NY Holding fully, unconditionally and irrevocably guaranteed the payment of principal and interest on the TWE Notes.

On October 19, 2006, TWE commenced a consent solicitation to amend the TWE Indenture to simplify the guaranty structure of the TWE Notes and to amend TWE’s reporting obligations under the TWE Indenture. On November 2, 2006, the consent solicitation was completed, and TWE, TWC, TW NY Holding and The Bank of New York, as Trustee, entered into the Eleventh Supplemental Indenture to the TWE Indenture, which (i) amended the guaranty of the TWE Notes previously provided by TWC to provide a direct guaranty of the TWE Notes by TWC, rather than a guaranty of the TW Partner Guaranties (as defined below), (ii) terminated the guaranties (the “TW Partner Guaranties”) previously provided by ATC and WCI, which entities are subsidiaries of Time Warner, and (iii) amended TWE’s reporting obligations under the TWE Indenture to allow TWE to provide holders of the TWE Notes with quarterly and annual reports that TWC (or any other ultimate parent guarantor, as described in the

TIME WARNER CABLE INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS
OF OPERATIONS AND FINANCIAL CONDITION — (Continued)

Eleventh Supplemental Indenture) would be required to file with the SEC pursuant to Section 13 of the Exchange Act, if it were required to file such reports with the SEC in respect of the TWE Notes pursuant to such section of the Exchange Act, subject to certain exceptions as described in the Eleventh Supplemental Indenture.

TW NY Mandatorily Redeemable Non-voting Series A Preferred Membership Units

In connection with the financing of the Adelphia Acquisition, TW NY issued $300 million of its Series A Preferred Membership Units to a limited number of third parties. The TW NY Series A Preferred Membership Units pay cash dividends at an annual rate equal to 8.21% of the sum of the liquidation preference thereof and any accrued but unpaid dividends thereon, on a quarterly basis. The TW NY Series A Preferred Membership Units are subject to mandatory redemption by TW NY on August 1, 2013 and are not redeemable by TW NY at any time prior to that date. The redemption price of the TW NY Series A Preferred Membership Units is equal to their liquidation preference plus any accrued and unpaid dividends through the redemption date. Except under limited circumstances, holders of TW NY Series A Preferred Membership Units have no voting rights.

The terms of the TW NY Series A Preferred Membership Units require that holders owning a majority of the TW NY Series A Preferred Membership Units must approve any agreement for a material sale or transfer by TW NY and its subsidiaries of assets at any time during which TW NY and its subsidiaries maintain, collectively, cable systems serving fewer than 500,000 cable subscribers, or that would (after giving effect to such asset sale) cause TW NY to maintain, directly or indirectly, fewer than 500,000 cable subscribers, unless the net proceeds of the asset sale are applied to fund the redemption of the TW NY Series A Preferred Membership Units and the sale occurs on or immediately prior to the redemption date. Additionally, for so long as the TW NY Series A Preferred Membership Units remain outstanding, TW NY may not merge or consolidate with another company, or convert from a limited liability company to a corporation, partnership or other entity, unless (i) such merger or consolidation is permitted by the asset sale covenant described above, (ii) if TW NY is not the surviving entity or is no longer a limited liability company, the then holders of the TW NY Series A Preferred Membership Units have the right to receive from the surviving entity securities with terms at least as favorable as the TW NY Series A Preferred Membership Units and (iii) if TW NY is the surviving entity, the tax characterization of the TW NY Series A Preferred Membership Units would not be affected by the merger or consolidation. Any securities received from a surviving entity as a result of a merger or consolidation or the conversion into a corporation, partnership or other entity must rank senior to any other securities of the surviving entity with respect to dividends and distributions or rights upon a liquidation.

Mandatorily Redeemable Preferred Equity

On July 28, 2006, ATC, a subsidiary of Time Warner, contributed its $2.4 billion of mandatorily redeemable preferred equity interest and a 1% common equity interest in TWE to TW NY Holding in exchange for a 12.4% non-voting common equity interest in TW NY Holding. TWE originally issued the $2.4 billion mandatorily redeemable preferred equity to ATC in connection with the TWE Restructuring. The issuance was a noncash transaction. The preferred equity pays cash distributions on a quarterly basis, at an annual rate of 8.059% of its face value, and is required to be redeemed by TWE in cash on April 1, 2023.

Time Warner Approval Rights

Under a shareholder agreement entered into between TWC and Time Warner on April 20, 2005 (the “Shareholder Agreement”), TWC is required to obtain Time Warner’s approval prior to incurring additional debt (except for the issuance of commercial paper or borrowings under TWC’s current revolving credit facility up to the limit of that credit facility, to which Time Warner has consented) or rental expenses (other than with respect to certain approved leases) or issuing preferred equity, if its consolidated ratio of debt, including preferred equity, plus six times its annual rental expense to EBITDAR (the “TW Leverage Ratio”) then exceeds, or would as a result of the incurrence or issuance exceed, 3:1. Under certain circumstances, TWC also includes the indebtedness, annual rental

TIME WARNER CABLE INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS
OF OPERATIONS AND FINANCIAL CONDITION — (Continued)

expense obligations and EBITDAR of certain unconsolidated entities that it manages and/or in which it owns an equity interest, in the calculation of the TW Leverage Ratio. The Shareholder Agreement defines EBITDAR, at any time of measurement, as operating income plus depreciation, amortization and rental expense (for any lease that is not accounted for as a capital lease) for the twelve months ending on the last day of TWC’s most recent fiscal quarter, including certain adjustments to reflect the impact of significant transactions as if they had occurred at the beginning of the period.

The following table sets forth the calculation of the TW Leverage Ratio for the year ended December 31, 2006 (in millions, except ratio):

Indebtedness	$14,432
Preferred Membership Units	300
Six times annual rental expense	1,099

Total	$15,831

EBITDAR	$5,344

TW Leverage Ratio	2.96x

As indicated in the table above, as of December 31, 2006, the TW Leverage Ratio did not exceed 3:1.

Contractual and Other Obligations

Firm Commitments

The Company has commitments under various firm contractual arrangements to make future payments for goods and services. These firm commitments secure future rights to various assets and services to be used in the normal course of operations. For example, the Company is contractually committed to make some minimum lease payments for the use of property under operating lease agreements. In accordance with current accounting rules, the future rights and obligations pertaining to these contracts are not reflected as assets or liabilities on the accompanying consolidated balance sheet.

The following table summarizes the material firm commitments of the Company at December 31, 2006 and the timing of and effect that these obligations are expected to have on the Company’s liquidity and cash flow in future periods. This table excludes certain Adelphia and Comcast commitments, which TWC did not assume, and excludes commitments related to other entities, including certain unconsolidated equity method investees. TWC expects to fund these firm commitments with cash provided by operating activities generated in the ordinary course of business.

TIME WARNER CABLE INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS
OF OPERATIONS AND FINANCIAL CONDITION — (Continued)

		2008-	2010-	2012 and
	2007	2009	2011	Thereafter	Total
	(in millions)

Programming purchases(a)	$2,867	$4,203	$2,846	$1,843	$11,759
Outstanding debt obligations and mandatorily redeemable preferred membership units(b)	4	4,600	7,094	2,911	14,609
Interest and dividends(c)	922	1,594	957	2,816	6,289
Facility leases(d)	73	140	128	461	802
Data processing services	40	79	79	36	234
High-speed data connectivity	19	3	1	—	23
Digital Phone connectivity(e)	193	401	196	—	790
Converter and modem purchases	399	3	—	—	402
Other	20	17	2	7	46

Total	$4,537	$11,040	$11,303	$8,074	$34,954

(a)	The Company has purchase commitments with various programming vendors to provide video services to subscribers. Programming fees represent a significant portion of its costs of revenues. Future fees under such contracts are based on numerous variables, including number and type of customers. The amounts of the commitments reflected above are based on the number of subscribers at December 31, 2006 applied to the per subscriber contractual rates contained in the contracts that were in effect as of December 31, 2006.
(b)	Outstanding debt obligations and mandatorily redeemable preferred membership units represent the principal amounts due on outstanding debt obligations and mandatorily redeemable preferred membership units as of December 31, 2006. Amounts do not include any fair value adjustments, bond premiums, discounts, interest payments or dividends.
(c)	With the exception of commercial paper issued under the Company’s commercial paper program, amounts are based on the outstanding debt or mandatorily redeemable preferred membership units balances, respective interest or dividend rates (interest rates on variable-rate debt were held constant through maturity at the December 31, 2006 rates) and maturity schedule of the respective instruments as of December 31, 2006. With regard to commercial paper issued under the commercial paper program, amounts assume the outstanding commercial paper and interest rates at December 31, 2006 will remain outstanding through the maturity of the underlying credit facility. Interest ultimately paid on these obligations may differ based on changes in interest rates for variable-rate debt, as well as any potential future refinancings entered into by the Company. See Note 9 to the accompanying consolidated financial statements for further details.
(d)	The Company has facility lease commitments under various operating leases including minimum lease obligations for real estate and operating equipment.
(e)	Digital Phone connectivity commitments are based on the number of Digital Phone subscribers at December 31, 2006 and the per subscriber contractual rates contained in the contracts that were in effect as of December 31, 2006.

The Company’s total rent expense, which primarily includes facility rental expense and pole attachment rental fees, amounted to $149 million, $98 million and $101 million for the years ended December 31, 2006, 2005 and 2004, respectively.

Contingent Commitments

Prior to the TWE Restructuring, TWE had various contingent commitments, including guarantees, related to TWE’s non-cable businesses, including Warner Bros., Home Box Office, and TWE’s interests in The WB Television Network (which has subsequently ceased operations), Comedy Central (which was subsequently sold) and the Courtroom Television Network (collectively, the “Non-cable Businesses”). In connection with the restructuring of TWE, some of these commitments were not transferred with their applicable Non-cable Business and they remain contingent commitments of TWE. Specifically, in connection with the Non-cable Businesses’ former investment in the Six Flags theme parks located in Georgia and Texas (“Six Flags Georgia” and “Six Flags Texas,” respectively, and, collectively, the “Parks”), in 1997, Time Warner and TWE each agreed to guarantee (the “Six Flags Guarantee”), for the benefit of the limited partners, certain obligations of the partnerships that hold the Parks (the “Partnerships”), including the following (the “Guaranteed Obligations”): (a) the obligation to make a minimum amount of annual distributions to the limited partners of the Partnerships; (b) the obligation to make a minimum amount of capital expenditures each year; (c) the requirement that an annual offer to purchase be made in

TIME WARNER CABLE INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS
OF OPERATIONS AND FINANCIAL CONDITION — (Continued)

respect of 5% of the limited partnership units of the Partnerships (plus any such units not purchased in any prior year) based on an aggregate price for all limited partnership units at the higher of (i) $250 million in the case of Six Flags Georgia and $374.8 million in the case of Six Flags Texas (the “Base Valuations”) and (ii) a weighted average multiple of EBITDA for the respective Park over the previous four-year period; (d) ground lease payments; and (e) either (i) the purchase of all of the outstanding limited partnership units by Six Flags through the exercise of a call option upon the earlier of the occurrence of certain specified events and the end of the term of each of the Partnerships in 2027 (Six Flags Georgia) and 2028 (Six Flags Texas) (the “End of Term Purchase”) or (ii) the obligation to cause each of the Partnerships to have no indebtedness and to meet certain other financial tests as of the end of the term of the Partnership. The aggregate amount payable in connection with an End of Term Purchase of either Park will be the Base Valuation applicable to such Park, adjusted for changes in the consumer price index from December 1996, in the case of Six Flags Georgia, and December 1997, in the case of Six Flags Texas through December of the year immediately preceding the year in which the End of Term Purchase occurs, in each case, reduced ratably to reflect limited partnership units previously purchased.

In connection with the 1998 sale of Six Flags Entertainment Corporation to Six Flags Inc. (formerly Premier Parks Inc.) (“Six Flags”), Six Flags, Historic TW Inc. (formerly known as Time Warner Inc., “Historic TW”) and TWE, among others, entered into a Subordinated Indemnity Agreement pursuant to which Six Flags agreed to guarantee the performance of the Guaranteed Obligations when due and to indemnify Historic TW and TWE, among others, in the event that the Guaranteed Obligations are not performed and the Six Flags Guarantee is called upon. In the event of a default of Six Flags’ obligations under the Subordinated Indemnity Agreement, the Subordinated Indemnity Agreement and related agreements provide, among other things, that Historic TW and TWE have the right to acquire control of the managing partner of the Parks. Six Flags’ obligations to Historic TW and TWE are further secured by its interest in all limited partnership units that are purchased by Six Flags.

Additionally, Time Warner and WCI have agreed, on a joint and several basis, to indemnify TWE from and against any and all of these contingent liabilities, but TWE remains a party to these commitments. In the event that TWE is required to make a payment related to any contingent liabilities of the TWE Non-cable Businesses, TWE will recognize an expense from discontinued operations and will receive a capital contribution from Time Warner and/or its subsidiary WCI for reimbursement of the incurred expenses. Additionally, costs related to any acquisition and subsequent distribution to Time Warner would also be treated as an expense of discontinued operations to be reimbursed by Time Warner.

To date, no payments have been made by Historic TW or TWE pursuant to the Six Flags Guarantee. In its quarterly report on Form 10-Q for the quarter ending September 30, 2006, Six Flags has reported a maximum limited partnership unit obligation for 2007 of approximately $277 million. The Company believes the current fair values of the Parks are in excess of this amount.

TWC has cable franchise agreements containing provisions requiring the construction of cable plant and the provision of services to customers within the franchise areas. In connection with these obligations under existing franchise agreements, TWC obtains surety bonds or letters of credit guaranteeing performance to municipalities and public utilities and payment of insurance premiums. Such surety bonds and letters of credit as of December 31, 2006 and 2005 amounted to $328 million and $245 million, respectively. Payments under these arrangements are required only in the event of nonperformance. TWC does not expect that these contingent commitments will result in any amounts being paid in the foreseeable future.

TWC is required to make cash distributions to Time Warner when employees of the Company exercise previously issued Time Warner stock options. For more information, see “Market Risk Management — Equity Risk” below.

TIME WARNER CABLE INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS
OF OPERATIONS AND FINANCIAL CONDITION — (Continued)

MARKET RISK MANAGEMENT

Market risk is the potential loss arising from adverse changes in market rates and prices, such as interest rates and changes in the market value of investments.

Interest Rate Risk

Variable-rate Debt

As of December 31, 2006, TWC had an outstanding balance of variable-rate debt of $11.077 billion, which excludes an unamortized discount adjustment of $17 million. Based on the variable-rate obligations outstanding at December 31, 2006, each 25 basis point increase or decrease in the level of interest rates would, respectively, increase or decrease TWC’s annual interest expense and related cash payments by approximately $28 million. These potential increases or decreases are based on simplifying assumptions, including a constant level of variable-rate debt for all maturities and an immediate, across-the-yield curve increase or decrease in the level of interest rates with no other subsequent changes for the remainder of the periods.

Fixed-rate Debt

As of December 31, 2006, TWC had approximately $3.640 billion of fixed-rate debt and TW NY Series A Preferred Membership Units, including an amortized fair value adjustment of $140 million. Based on the fixed-rate debt obligations outstanding at December 31, 2006, a 25 basis point increase or decrease in the level of interest would, respectively, increase or decrease the fair value of the fixed-rate debt by approximately $77 million. These potential increases or decreases are based on simplifying assumptions, including a constant level and rate of fixed-rate debt and an immediate, across-the-board increase or decrease in the level of interest rates with no other subsequent changes for the remainder of the periods.

Equity Risk

TWC is also exposed to market risk as it relates to changes in the market value of its investments. TWC invests in equity instruments of private companies for operational and strategic business purposes. These investments are subject to significant fluctuations in fair market value due to volatility of the industries in which the companies operate. As of December 31, 2006, TWC had approximately $2.072 billion of investments, which included $1.363 billion related to TKCCP, whose assets were distributed to its partners on January 1, 2007. Refer to “Recent Developments” for further details.

Some of TWC’s employees have been granted options to purchase shares of Time Warner common stock in connection with their past employment with subsidiaries and affiliates of Time Warner. TWC has agreed that, upon the exercise by any of its officers or employees of any options to purchase Time Warner common stock, TWC will reimburse Time Warner in an amount equal to the excess of the closing price of a share of Time Warner common stock on the date of the exercise of the option over the aggregate exercise price paid by the exercising officer or employee for each share of Time Warner common stock. At December 31, 2006, TWC had accrued approximately $137 million of stock option distributions payable to Time Warner. That amount, which is not payable until the underlying options are exercised and then only subject to limitations on cash distributions in accordance with the senior unsecured revolving credit facilities, will be adjusted in subsequent accounting periods based on changes in the quoted market prices for Time Warner’s common stock. See Note 4 to the accompanying consolidated financial statements.

CRITICAL ACCOUNTING POLICIES

The SEC considers an accounting policy to be critical if it is important to the Company’s financial condition and results, and if it requires significant judgment and estimates on the part of management in its application. The

TIME WARNER CABLE INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS
OF OPERATIONS AND FINANCIAL CONDITION — (Continued)

development and selection of these critical accounting policies have been determined by the management of TWC and the related disclosures have been reviewed with the audit committee of the board of directors of TWC. For a summary of all of the Company’s significant accounting policies, see Note 2 to the accompanying consolidated financial statements.

Asset Impairments

Goodwill and Indefinite-lived Intangible Assets

Goodwill impairment is determined using a two-step process. The first step of the goodwill impairment test is to identify a potential impairment by comparing the fair value of a reporting unit with its carrying amount, including goodwill. The Company has identified six reporting units based on the geographic locations of its systems. The estimates of fair value of a reporting unit are determined using various valuation techniques, with the primary technique being a discounted cash flow analysis. A discounted cash flow analysis requires one to make various judgmental assumptions including assumptions about future cash flows, growth rates and discount rates. The assumptions about future cash flows and growth rates are based on TWC’s budget and business plan and assumptions are made about the perpetual growth rate for periods beyond the long-term business plan period. Discount rate assumptions are based on an assessment of the risk inherent in the future cash flows of the respective reporting units. In estimating the fair values of its reporting units, the Company also uses research analyst estimates, as well as comparable market analyses. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is not deemed to be impaired and the second step of the impairment test is not performed. If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any. The second step of the goodwill impairment test compares the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination. In other words, the fair value of the reporting unit is allocated to all of the assets and liabilities of that unit (including any unrecognized intangible assets) as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the purchase price paid to acquire the reporting unit.

The impairment test for other intangible assets not subject to amortization consists of a comparison of the fair value of the intangible asset with its carrying value. The Company has identified six units of accounting based upon geographic locations of its systems in performing its testing. If the carrying value of the intangible asset exceeds its fair value, an impairment loss is recognized in an amount equal to that excess. The estimates of fair value of intangible assets not subject to amortization are determined using various discounted cash flow valuation methodologies. The methodology used to value the cable franchises entails identifying the projected discrete cash flows related to such franchises and discounting them back to the valuation date. Significant assumptions inherent in the methodologies employed include estimates of discount rates. Discount rate assumptions are based on an assessment of the risk inherent in the respective intangible assets.

TWC’s 2006 annual impairment analysis, which was performed during the fourth quarter, did not result in an impairment charge. For one reporting unit, the 2006 estimated fair value was within 10% of the respective book value. Applying a hypothetical 10% decrease to the fair value of this reporting unit would result in a greater book value than fair value for cable franchises in the amount of approximately $20 million. Other intangible assets not subject to amortization are tested for impairment annually, or more frequently if events or circumstances indicate that the asset might be impaired.

TIME WARNER CABLE INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS
OF OPERATIONS AND FINANCIAL CONDITION — (Continued)

Finite-lived Intangible Assets

In determining whether finite-lived intangible assets (e.g., customer relationships) are impaired, the accounting rules do not provide for an annual impairment test. Instead, they require that a triggering event occur before testing an asset for impairment. Such triggering events include the significant disposal of a portion of such assets or the occurrence of an adverse change in the market involving the business employing the related asset. The Redemptions were a triggering event for testing such assets for impairment. Once a triggering event has occurred, the impairment test employed is based on whether the intent is to hold the asset for continued use or to hold the asset for sale. If the intent is to hold the asset for continued use, the impairment test first requires a comparison of undiscounted future cash flows against the carrying value of the asset. If the carrying value of such asset exceeds the undiscounted cash flow, the asset would be deemed to be impaired. Impairment would then be measured as the difference between the fair value of the asset and its carrying value. Fair value is generally determined by discounting the future cash flows associated with that asset. If the intent is to hold the asset for sale and certain other criteria are met (e.g., the asset can be disposed of currently, appropriate levels of authority have approved the sale or there is an actively pursuing buyer), the impairment test involves comparing the asset’s carrying value to its fair value. To the extent the carrying value is greater than the asset’s fair value, an impairment loss is recognized for the difference.

Significant judgments in this area involve determining whether a triggering event has occurred and the determination of the cash flows for the assets involved and the discount rate to be applied in determining fair value. There was no impairment of finite-lived intangible assets in 2006 or in connection with testing done as a result of the Redemptions.

Equity-based Compensation Expense

The Company accounts for equity-based compensation in accordance with FAS 123R. The provisions of FAS 123R require a company to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost is recognized in the statement of operations over the period during which an employee is required to provide service in exchange for the award. See Notes 1 and 4 to the accompanying consolidated financial statements for additional discussion.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model, consistent with the provisions of FAS 123R and SAB No. 107, Share-Based Payment. Because option-pricing models require the use of subjective assumptions, changes in these assumptions can materially affect the fair value of the options. The assumptions presented in the table below represent the weighted-average value of the applicable assumption used to value stock options at their grant date.

	Year Ended December 31,
	2006	2005	2004

Expected volatility	22.3%	24.5%	34.9%
Expected term to exercise from grant date	5.07 years	4.79 years	3.60 years
Risk-free rate	4.6%	3.9%	3.1%
Expected dividend yield	1.1%	0.1%	0%

The two most significant judgments involved in the selection of fair value assumptions are the expected volatility of Time Warner’s common stock and the expected term to exercise from grant date. In estimating expected volatility, the Company looks to the volatility implied by long-term traded Time Warner options (i.e., terms of two years). Because Time Warner options granted to TWC employees have terms greater than two years, the volatility implied by the traded Time Warner options is adjusted to reflect the expected life of the options. In estimating the expected term of stock options granted to an employee, the Company utilizes a mathematical model which considers factors such as historical employee exercise patterns and volatility of Time Warner common stock to

TIME WARNER CABLE INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS
OF OPERATIONS AND FINANCIAL CONDITION — (Continued)

predict the expected term of an employee stock option. The judgments involved here also include determining whether different segments of the employee population have different exercise behavior. Separate groups of employees that have similar historical exercise behavior are considered separately for valuation purposes. The risk-free rate assumed in valuing the options is based on the U.S. Treasury yield curve in effect at the time of grant for the expected term of the option. The Company determines the expected dividend yield percentage by dividing the expected annual dividend by the market price of Time Warner common stock at the date of grant.

The Company’s stock option compensation expense for 2006, 2005 and 2004 was $29 million, $53 million and $66 million, respectively. The weighted-average fair value of an option for the years ended December 31, 2006, 2005 and 2004, was $4.47, $5.11 and $5.11, respectively. A one year increase in the expected term, from 5.07 years to 6.07 years, while holding all other assumptions constant, would result in an increase to the 2006 weighted-average grant date fair value of approximately $0.46 per option, resulting in approximately $4 million of additional compensation expense recognized in income over the period during which an employee is required to provide service in exchange for the award. A 500 basis point increase in the volatility, from 22.3% to 27.3%, while holding all other assumptions constant, would result in an increase to the 2006 weighted-average grant date fair value of approximately $0.63 per option, resulting in approximately $6 million of additional compensation expense recognized in income over the period during which an employee is required to provide service in exchange for the award.

Multiple-element Transactions

Multiple-element transactions involve situations where judgment must be exercised in determining fair value of the different elements in a bundled transaction. As the term is used here, multiple-element arrangements can involve:

•	Contemporaneous purchases and sales. The Company sells a product or service (e.g., advertising services) to a customer and at the same time purchases goods or services (e.g., programming);

•	Sales of multiple products and/or services. The Company sells multiple products or services to a counterparty (e.g., the Company sells video, Digital Phone and high-speed data services to a customer); and/or

•	Purchases of multiple products and/or services, or the settlement of an outstanding item contemporaneous with the purchase of a product or service. The Company purchases multiple products or services from a counterparty (e.g., the Company settles a dispute on an existing programming contract at the same time that it is renegotiating a new programming contract with the same programming vendor).

Contemporaneous Purchases and Sales

In the normal course of business, TWC enters into multiple-element transactions where the Company is simultaneously both a customer and a vendor with the same counterparty. For example, when negotiating the terms of programming purchase contracts with cable networks, TWC may at the same time negotiate for the sale of advertising to the same cable network. Arrangements, although negotiated contemporaneously, may be documented in one or more contracts. In accounting for such arrangements, the Company looks to the guidance contained in the following authoritative literature:

•	APB Opinion No. 29, Accounting for Nonmonetary Transactions (“APB 29”);

•	FASB Statement No. 153, Exchanges of Nonmonetary Assets — an amendment of APB Opinion No. 29 (“FAS 153”);

•	EITF Issue No. 01-09, Accounting for Consideration Given by a Vendor to a Customer (“EITF 01-09”); and

TIME WARNER CABLE INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS
OF OPERATIONS AND FINANCIAL CONDITION — (Continued)

•	EITF Issue No. 02-16, Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor (“EITF 02-16”).

The Company’s policy for accounting for each transaction negotiated contemporaneously is to record each element of the transaction based on the respective estimated fair values of the products or services purchased and the products or services sold. The judgments made in determining fair value in such arrangements impact the amount and period in which revenues, expenses and net income are recognized over the term of the contract. In determining the fair value of the respective elements, TWC refers to quoted market prices (where available), historical transactions or comparable cash transactions. The most frequent transactions of this type that the Company encounters involve funds received from its vendors, which the Company accounts for in accordance with EITF 02-16. The Company records cash consideration received from a vendor as a reduction in the price of the vendor’s product unless (i) the consideration is for the reimbursement of a specific, incremental, identifiable cost incurred in which case it would record the cash consideration received as a reduction in such cost or (ii) the Company is providing an identifiable benefit in exchange for the consideration in which case it recognizes revenue for this element.

With respect to programming vendor advertising arrangements being negotiated simultaneously with the same cable network, TWC assesses whether each piece of the arrangements is at fair value. The factors that are considered in determining the individual fair values of the programming and advertising vary from arrangement to arrangement and include:

•	existence of a “most-favored-nation” clause or comparable assurances as to fair market value with respect to programming;

•	comparison to fees under a prior contract;

•	comparison to fees paid for similar networks; and

•	comparison to advertising rates paid by other advertisers on the Company’s systems.

Advertising revenues associated with such arrangements were less than $1 million for each of the years ended December 31, 2006 and 2005, and were $9 million in 2004.

Sales of Multiple Products or Services

The Company’s policy for revenue recognition in instances where multiple deliverables are sold contemporaneously to the same counterparty is in accordance with EITF Issue No. 00-21, Revenue Arrangements with Multiple Deliverables, and SEC Staff Accounting Bulletin No. 104, Revenue Recognition. Specifically, if the Company enters into sales contracts for the sale of multiple products or services, then the Company evaluates whether it has objective fair value evidence for each deliverable in the transaction. If the Company has objective fair value evidence for each deliverable of the transaction, then it accounts for each deliverable in the transaction separately, based on the relevant revenue recognition accounting policies. However, if the Company is unable to determine objective fair value for one or more undelivered elements of the transaction, the Company recognizes revenue on a straight-line basis over the term of the agreement. For example, the Company sells cable, Digital Phone and high-speed data services to subscribers in a bundled package at a rate lower than if the subscriber purchases each product on an individual basis. Subscription revenues received from such subscribers are allocated to each product in a pro-rata manner based on the fair value of each of the respective services.

Purchases of Multiple Products or Services

The Company’s policy for cost recognition in instances where multiple products or services are purchased contemporaneously from the same counterparty is consistent with the Company’s policy for the sale of multiple deliverables to a customer. Specifically, if the Company enters into a contract for the purchase of multiple products

TIME WARNER CABLE INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS
OF OPERATIONS AND FINANCIAL CONDITION — (Continued)

or services, the Company evaluates whether it has fair value evidence for each product or service being purchased. If the Company has fair value evidence for each product or service being purchased, it accounts for each separately, based on the relevant cost recognition accounting policies. However, if the Company is unable to determine fair value for one or more of the purchased elements, the Company would recognize the cost of the transaction on a straight-line basis over the term of the agreement.

This policy also would apply in instances where the Company settles a dispute at the same time the Company purchases a product or service from that same counterparty. For example, the Company may settle a dispute on an existing programming contract with a programming vendor at the same time that it is renegotiating a new programming contract with the same programming vendor. Because the Company is negotiating both the settlement of the dispute and a new programming contract, each of the elements should be accounted for at fair value. The amount allocated to the settlement of the dispute would be recognized immediately, whereas the amount allocated to the new programming contract would be accounted for prospectively, consistent with the accounting for other similar programming agreements.

Property, Plant and Equipment

TWC incurs expenditures associated with the construction of its cable systems. Costs associated with the construction of the cable transmission and distribution facilities and new cable service installations are capitalized. With respect to certain customer premise equipment, which includes converters and cable modems, TWC capitalizes installation charges only upon the initial deployment of these assets. All costs incurred in subsequent disconnects and reconnects are expensed as incurred. Depreciation on these assets is provided, generally using the straight-line method, over their estimated useful lives.

TWC uses product-specific and, in the case of customers who have multiple products installed at once, bundle-specific standard costing models to capitalize installation activities. Significant judgment is involved in the development of these costing models, including the average time required to perform an installation and the determination of the nature and amount of indirect costs to be capitalized. Additionally, the development of standard costing models for new products such as Digital Phone involve more estimates than the standard costing models for established products because the Company has less historical data related to the installation of new products. The standard costing models are reviewed annually and adjusted prospectively, if necessary, based on comparisons to actual costs incurred.

TWC generally capitalizes expenditures for tangible fixed assets having a useful life of greater than one year. Types of capitalized expenditures include: customer premise equipment, scalable infrastructure, line extensions, plant upgrades and rebuilds and support capital. For converters and modems, useful life is generally 3 to 4 years and for plant upgrades, useful life is up to 16 years. In connection with the Transactions, TW NY acquired significant amounts of property, plant and equipment, which were recorded at their estimated fair values. The remaining useful lives assigned to such assets were generally shorter than the useful lives assigned to comparable new assets to reflect the age, condition and intended use of the acquired property, plant and equipment.

Programming Agreements

The Company exercises significant judgment in estimating programming expense associated with certain video programming contracts. The Company’s policy is to record video programming costs based on TWC’s contractual agreements with programming vendors, which are generally multi-year agreements that provide for TWC to make payments to the programming vendors at agreed upon rates, which represent fair market value, based on the number of subscribers to which TWC provides the service. If a programming contract expires prior to entering into a new agreement, the Company is required to estimate the programming costs during the period there is no contract in place. The Company considers the previous contractual rates, inflation and the status of the negotiations in determining its estimates. When the programming contract terms are finalized, an adjustment to

TIME WARNER CABLE INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS
OF OPERATIONS AND FINANCIAL CONDITION — (Continued)

programming expense is recorded, if necessary, to reflect the terms of the new contract. The Company must also make estimates in the recognition of programming expense related to other items, such as the accounting for free periods, “most-favored-nation” clauses and service interruptions, as well as the allocation of consideration exchanged between the parties in multiple-element transactions. Additionally, judgments are also required by management when the Company purchases multiple services from the same cable programming vendor. In these scenarios, the total consideration provided to the programming vendor is required to be allocated to the various services received based upon their respective fair values. Because multiple services from the same programming vendor are often received over different contractual periods and often have different contractual rates, the allocation of consideration to the individual services will have an impact on the timing of the Company’s expense recognition.

Income Taxes

From time to time, the Company engages in transactions in which the tax consequences may be subject to uncertainty. Examples of such transactions include business acquisitions and disposals, issues related to consideration paid or received in connection with acquisitions and disposals, and certain financing transactions. Significant judgment is required in assessing and estimating the tax consequences of these transactions. For example, the Adelphia Acquisition was designed as a taxable acquisition. Accordingly, the Company has viewed a portion of its tax basis in the acquired assets resulting from the Adelphia Acquisition as incremental value above the amount of basis more generally associated with cable systems. The tax benefit of such incremental step-up would reduce net cash tax payments by more than $300 million per year, assuming the following: (i) incremental step-up relating to 85% of the $14.4 billion purchase price (which assumes that 15% of the fair market value of cable systems represents a typical amount of basis), (ii) straight-line amortization deductions over 15 years, (iii) sufficient taxable income to utilize the amortization deductions, and (iv) a 40% effective tax rate. The IRS or state and local taxing authorities might challenge the anticipated tax characterizations or related valuations, and any successful challenge could significantly increase the Company’s future tax payments and significantly reduce the Company’s future earnings and cash flow. Additionally, the TWC Redemption was designed to qualify as a tax-free split-off under section 355 of the Tax Code. If the IRS were successful in challenging the tax-free characterization of the TWC Redemption, an additional cash liability on account of taxes of up to an estimated $900 million could be payable by the Company.

The Company prepares and files tax returns based on interpretation of tax laws and regulations. In the normal course of business, the Company’s tax returns are subject to examination by various taxing authorities. Such examinations may result in future tax and interest assessments by these taxing authorities. Although the Company believes it has support for the positions taken on its tax return, the Company has recorded a liability for its best estimate of the probable loss on certain of these positions. There is considerable judgment involved in determining whether positions taken on the tax return are probable of being sustained. The Company adjusts its tax reserve estimates periodically because of ongoing examinations by and settlements with the various taxing authorities, as well as changes in tax laws, regulations and interpretations. The consolidated tax provision of any given year includes adjustments to prior year income tax accruals that are considered appropriate.

CAUTION CONCERNING FORWARD-LOOKING STATEMENTS

This document contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, particularly statements anticipating future growth in revenues, cash provided by operating activities and other financial measures. Words such as “anticipates,” “estimates,” “expects,” “projects,” “intends,” “plans,” “believes” and words and terms of similar substance used in connection with any discussion of future operating or financial performance identify forward-looking statements. These forward-looking statements are based on management’s current expectations and beliefs about future events. As with any projection or forecast, they are inherently susceptible to uncertainty and changes in circumstances, and the Company is under no

TIME WARNER CABLE INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS
OF OPERATIONS AND FINANCIAL CONDITION — (Continued)

obligation to, and expressly disclaims any obligation to, update or alter its forward-looking statements whether as a result of such changes, new information, subsequent events or otherwise.

Various factors could adversely affect the operations, business or financial results of TWC in the future and cause TWC’s actual results to differ materially from those contained in the forward-looking statements, including those factors discussed in detail in Item 1A, “Risk Factors” in Part I of this report, and in TWC’s other filings made from time to time with the SEC after the date of this report. In addition, the Company operates in a highly competitive, consumer and technology-driven and rapidly changing business. The Company’s business is affected by government regulation, economic, strategic, political and social conditions, consumer response to new and existing products and services, technological developments and, particularly in view of new technologies, its continued ability to protect and secure any necessary intellectual property rights. TWC’s actual results could differ materially from management’s expectations because of changes in such factors.

Further, lower than expected valuations associated with the Company’s cash flows and revenues may result in the Company’s inability to realize the value of recorded intangibles and goodwill. Additionally, actual results could differ materially from management’s expectations due to the factors discussed in detail in Item 1A, “Risk Factors,” in Part I of this report, as well as:

•	economic slowdowns;

•	the impact of terrorist acts and hostilities;

•	changes in the Company’s plans, strategies and intentions;

•	the impacts of significant acquisitions, dispositions and other similar transactions;

•	the failure to meet earnings expectations; and

•	decreased liquidity in the capital markets, including any reduction in the ability to access the capital markets for debt securities or bank financings.

TIME WARNER CABLE INC.

CONSOLIDATED BALANCE SHEET

	As of December 31,
	2006	2005
	(in millions)

ASSETS
Current assets
Cash and equivalents	$51	$12
Receivables, less allowances of $73 million in 2006 and $51 million in 2005	632	390
Receivables from affiliated parties	98	8
Other current assets	77	53
Current assets of discontinued operations	52	24

Total current assets	910	487
Investments	2,072	1,967
Property, plant and equipment, net	11,601	8,134
Intangible assets subject to amortization, net	876	143
Intangible assets not subject to amortization	38,051	27,564
Goodwill	2,059	1,769
Other assets	174	390
Noncurrent assets of discontinued operations	—	3,223

Total assets	$55,743	$43,677

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$516	$211
Deferred revenue and subscriber-related liabilities	156	84
Payables to affiliated parties	165	165
Accrued programming expense	524	301
Other current liabilities	1,113	837
Current liabilities of discontinued operations	16	98

Total current liabilities	2,490	1,696
Long-term debt	14,428	4,463
Mandatorily redeemable preferred membership units issued by a subsidiary	300	—
Mandatorily redeemable preferred equity issued by a subsidiary	—	2,400
Deferred income tax obligations, net	12,902	11,631
Long-term payables to affiliated parties	137	54
Other liabilities	296	247
Noncurrent liabilities of discontinued operations	2	848
Minority interests	1,624	1,007
Commitments and contingencies (Note 14)
Mandatorily redeemable Class A common stock, $0.01 par value, 43 million shares issued and outstanding as of December 31, 2005, none as of December 31, 2006	—	984
Shareholders’ equity
Class A common stock, $0.01 par value, 902 million and 882 million shares issued and outstanding as of December 31, 2006 and 2005, respectively	9	9
Class B common stock, $0.01 par value, 75 million shares issued and outstanding as of December 31, 2006 and 2005	1	1
Paid-in-capital	19,314	17,950
Accumulated other comprehensive loss, net	(130)	(7)
Retained earnings	4,370	2,394

Total shareholders’ equity	23,564	20,347

Total liabilities and shareholders’ equity	$55,743	$43,677

See accompanying notes.

TIME WARNER CABLE INC.

CONSOLIDATED STATEMENT OF OPERATIONS

	Year Ended December 31,
	2006	2005	2004
	(in millions, except per share data)

Revenues:
Subscription:
Video	$7,632	$6,044	$5,706
High-speed data	2,756	1,997	1,642
Digital Phone	715	272	29

Total Subscription	11,103	8,313	7,377
Advertising	664	499	484

Total revenues(a)	11,767	8,812	7,861
Costs and expenses:
Costs of revenues(a)(b)	5,356	3,918	3,456
Selling, general and administrative(a)(b)	2,126	1,529	1,450
Depreciation	1,883	1,465	1,329
Amortization	167	72	72
Merger-related and restructuring costs	56	42	—

Total costs and expenses	9,588	7,026	6,307

Operating Income	2,179	1,786	1,554
Interest expense, net(a)	(646)	(464)	(465)
Income from equity investments, net	129	43	41
Minority interest expense, net	(108)	(64)	(56)
Other income, net	2	1	11

Income before income taxes, discontinued operations and cumulative effect of accounting change	1,556	1,302	1,085
Income tax provision	(620)	(153)	(454)

Income before discontinued operations and cumulative effect of accounting change	936	1,149	631
Discontinued operations, net of tax	1,038	104	95
Cumulative effect of accounting change, net of tax	2	—	—

Net income	$1,976	$1,253	$726

Basic and diluted income per common share before discontinued operations and cumulative effect of accounting change	$0.95	$1.15	$0.63
Discontinued operations	1.05	0.10	0.10
Cumulative effect of accounting change	—	—	—

Basic and diluted net income per common share	$2.00	$1.25	$0.73

Weighted-average common shares outstanding	990	1,000	1,000

(a)	Includes the following income (expenses) resulting from transactions with related companies:

	Year Ended December 31,
	2006	2005	2004
	(in millions)

Revenues	$94	$106	$112
Costs of revenues	(830)	(637)	(623)
Selling, general and administrative	9	24	23
Interest expense, net	(73)	(158)	(168)

(b)	Costs of revenues and selling, general and administrative expenses exclude depreciation.

See accompanying notes.

TIME WARNER CABLE INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

	Year Ended December 31,
	2006	2005	2004
	(in millions)

OPERATING ACTIVITIES
Net income(a)	$1,976	$1,253	$726
Adjustments for noncash and nonoperating items:
Cumulative effect of accounting change, net of tax	(2)	—	—
Depreciation and amortization	2,050	1,537	1,401
Income from equity investments	(129)	(43)	(41)
Minority interest expense, net	108	64	56
Deferred income taxes	240	(395)	441
Equity-based compensation	33	53	70
Changes in operating assets and liabilities, net of acquisitions:
Receivables	(146)	(6)	39
Accounts payable and other liabilities	456	41	(20)
Other changes	(65)	(97)	(156)
Adjustments relating to discontinued operations(a)	(926)	133	145

Cash provided by operating activities	3,595	2,540	2,661

INVESTING ACTIVITIES
Investments and acquisitions, net of cash acquired	(9,229)	(113)	(103)
Investment in Wireless Joint Venture	(633)	—	—
Capital expenditures from continuing operations	(2,718)	(1,837)	(1,559)
Capital expenditures from discontinued operations	(56)	(138)	(153)
Proceeds from disposal of property, plant and equipment	6	4	3
Other investment proceeds	631	—	—
Investments and acquisitions from discontinued operations	—	(48)	(4)

Cash used by investing activities	(11,999)	(2,132)	(1,816)

FINANCING ACTIVITIES
Borrowings (repayments), net(b)	10,909	(422)	(1,057)
Repayments of revolving credit facility	(950)	—	—
Issuance of mandatorily redeemable preferred membership units by a subsidiary	300	—	—
Principal payments on capital leases	(3)	(1)	(2)
Redemption of Comcast’s interest in TWC	(1,857)	—	—
Distributions to owners, net	(31)	(30)	(13)
Excess tax benefit on stock options	4	—	—
Other	71	—	—
Debt repayments of discontinued operations	—	(45)	—

Cash provided (used) by financing activities	8,443	(498)	(1,072)

INCREASE (DECREASE) IN CASH AND EQUIVALENTS	39	(90)	(227)
CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	12	102	329

CASH AND EQUIVALENTS AT END OF PERIOD	$51	$12	$102

(a)	Includes income from discontinued operations of $1.038 billion, $104 million and $95 million for the years ended December 31, 2006, 2005 and 2004, respectively. Income from discontinued operations in 2006 includes gains, net of taxes, of approximately $965 million. After considering adjustments related to discontinued operations, net cash flows from discontinued operations were $112 million, $237 million and $240 million for the years ended December 31, 2006, 2005 and 2004, respectively.

(b)	Includes net borrowings of $9.875 billion, net of $17 million of issuance costs, which financed, in part, the cash portions of payments made in the acquisition of certain cable systems of Adelphia Communications Corporation and the redemption of Comcast Corporation’s interests in TWC and TWE.

See accompanying notes.

TIME WARNER CABLE INC.

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

	Common	Paid-in-	Retained
	Stock	Capital	Earnings	Total
	(in millions)

BALANCE AT DECEMBER 31, 2003	$10	$18,846	$412	$19,268
Net income(a)	—	—	726	726
Change in unfunded accumulated benefit obligation, net of $1 million tax benefit	—	—	(1)	(1)

Comprehensive income	—	—	725	725
Reclassification of 48 million shares of Class A common stock to mandatorily redeemable Class A common stock at fair value(b)	—	(1,065)	—	(1,065)
Allocations from Time Warner Inc. and other, net(c)	—	46	—	46

BALANCE AT DECEMBER 31, 2004	10	17,827	1,137	18,974
Net income(a)	—	—	1,253	1,253
Change in unfunded accumulated benefit obligation, net of $2 million tax benefit	—	—	(3)	(3)

Comprehensive income	—	—	1,250	1,250
Reclassification of mandatorily redeemable Class A common stock(b)	—	81	—	81
Allocations from Time Warner Inc. and other, net(c)	—	42	—	42

BALANCE AT DECEMBER 31, 2005	10	17,950	2,387	20,347
Net income(a)	—	—	1,976	1,976
Change in unfunded accumulated benefit obligation, net of $1 million tax impact	—	—	1	1

Comprehensive income	—	—	1,977	1,977
Change in unfunded benefit obligation upon adoption of FAS 158, net of $84 million tax benefit	—	—	(124)	(124)
Shares of Class A common stock issued in the Adelphia acquisition	2	5,498	—	5,500
Reclassification of mandatorily redeemable Class A common stock(b)	—	984	—	984
Redemption of Comcast’s interest in TWC	(2)	(4,325)	—	(4,327)
Adjustment to goodwill resulting from the pushdown of Time Warner’s basis in TWC	—	(719)	—	(719)
Allocations from Time Warner Inc. and others, net(c)	—	(74)	—	(74)

BALANCE AT DECEMBER 31, 2006	$10	$19,314	$4,240	$23,564

(a)	Includes income from discontinued operations of $1.038 billion, $104 million and $95 million for the years ended December 31, 2006, 2005 and 2004, respectively.

(b)	The mandatorily redeemable Class A common stock represents shares of TWC’s Class A common stock that were held by Comcast Corporation (“Comcast”) until July 31, 2006. During 2004, these shares were classified as mandatorily redeemable as a result of an agreement with Comcast that under certain circumstances would have required TWC to redeem such shares. As a result of an amendment to this agreement, the Company reclassified a portion of its mandatorily redeemable Class A common stock to shareholders’ equity in the second quarter of 2005. During 2006, this requirement terminated upon the closing of the redemption of Comcast’s interest in TWC and TWE, and as a result, these shares were reclassified to shareholders’ equity (Class A common stock and paid-in-capital) before ultimately being redeemed on July 31, 2006.

(c)	Amounts represent a change in TWC’s accrued liability payable to Time Warner Inc. for vested employee stock options, as well as other amounts pursuant to accounting for stock option plans.

See accompanying notes.

TIME WARNER CABLE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Description of Business

Time Warner Cable Inc. (together with its subsidiaries, “TWC” or the “Company”) is the second-largest cable operator in the U.S. and is an industry leader in developing and launching innovative video, data and voice services. As part of the strategy to expand TWC’s cable footprint and improve the clustering of its cable systems, on July 31, 2006, a subsidiary of TWC, Time Warner NY Cable LLC (“TW NY”), and Comcast Corporation (together with its subsidiaries, “Comcast”) completed their respective acquisitions of assets comprising in the aggregate substantially all of the cable systems of Adelphia Communications Corporation (“Adelphia”). Immediately prior to the Adelphia acquisition, TWC and Time Warner Entertainment Company, L.P. (“TWE”) redeemed Comcast’s interests in TWC and TWE, respectively. In addition, TW NY exchanged certain cable systems with Comcast. In connection with these transactions, TWC acquired approximately 3.2 million net basic video subscribers, consisting of approximately 4.0 million acquired subscribers and approximately 0.8 million subscribers transferred to Comcast. The systems transferred to Comcast that TWC owned prior to the Adelphia acquisition have been reflected as discontinued operations for all periods presented. Refer to Note 5 for further details.

At December 31, 2006, TWC had approximately 13.4 million basic video subscribers in technologically advanced, well-clustered systems located mainly in five geographic areas — New York state, the Carolinas, Ohio, southern California and Texas. This subscriber number includes approximately 788,000 managed subscribers located in the Kansas City, south and west Texas and New Mexico cable systems (the “Kansas City Pool”) that were consolidated on January 1, 2007, upon the distribution of the assets of Texas and Kansas City Cable Partners, L.P. (“TKCCP”), an equity method investee at December 31, 2006, to its partners, TWC and Comcast. Refer to Note 5 for further details. As of December 31, 2006, TWC was the largest cable operator in a number of large cities, including New York City and Los Angeles.

Time Warner Inc. (“Time Warner”) currently holds an 84.0% economic interest in TWC (representing a 90.6% voting interest). The financial results of TWC’s operations are consolidated by Time Warner.

TWC principally offers three products — video, high-speed data and voice, which have been primarily targeted to residential customers. Video is TWC’s largest product in terms of revenues generated. TWC continues to increase video revenues through the offering of advanced digital video services such as video-on-demand (“VOD”), subscription-video-on-demand (“SVOD”), high definition television (“HDTV”) and set-top boxes equipped with digital video recorders (“DVRs”), as well as through price increases and subscriber growth. TWC’s digital video subscribers provide a broad base of potential customers for additional advanced services.

High-speed data has been one of TWC’s fastest-growing products over the past several years and is a key driver of its results. At December 31, 2006, TWC had approximately 6.6 million residential high-speed data subscribers (including approximately 374,000 managed subscribers in the Kansas City Pool). TWC also offers commercial high-speed data services and had approximately 245,000 commercial high-speed data subscribers (including approximately 15,000 managed subscribers in the Kansas City Pool) at December 31, 2006.

TWC’s voice service, Digital Phone, is TWC’s newest product, and approximately 1.9 million subscribers (including approximately 141,000 managed subscribers in the Kansas City Pool) received the service as of December 31, 2006. For a monthly fixed fee, Digital Phone customers typically receive the following services: unlimited local, in-state and U.S., Canada and Puerto Rico long-distance calling, as well as call waiting, caller ID and E911 services. TWC also is currently deploying a lower-priced unlimited in-state-only calling plan to serve those customers that do not use long-distance services extensively and, in the future, intends to offer additional plans with a variety of local and long-distance options. Digital Phone enables TWC to offer its customers a convenient package, or “bundle,” of video, high-speed data and voice services, and to compete effectively against similar bundled products available from its competitors.

TIME WARNER CABLE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In November 2005, TWC and several other cable companies, together with Sprint Nextel Corporation (“Sprint”), announced the formation of a joint venture to develop integrated video entertainment, wireline and wireless data and communications products and services. In 2006, TWC began offering a bundle that includes Sprint wireless voice service in limited operating areas and will continue to roll out this product during 2007.

Some of TWC’s principal competitors, in particular, direct broadcast satellite operators and incumbent local telephone companies, either offer or are making significant capital investments that will allow them to offer services that provide features and functions comparable to the video, data and/or voice services that TWC offers and they are aggressively seeking to offer them in bundles similar to TWC’s.

In addition to the subscription services described above, TWC also earns revenues by selling advertising time to national, regional and local businesses.

As of July 31, 2006, the date the transactions with Adelphia and Comcast closed, the penetration rates for basic video, digital video and high-speed data services were generally lower in the systems acquired from Adelphia and Comcast (the “Acquired Systems”) than in TWC’s legacy systems. Furthermore, certain advanced services were not available in some of the Acquired Systems, and IP-based telephony service was not available in any of the Acquired Systems. To increase the penetration of these services in the Acquired Systems, TWC is in the midst of a significant integration effort that includes upgrading the capacity and technical performance of these systems to levels that will allow the delivery of these advanced services and features. As of December 31, 2006, Digital Phone was available in some of the Acquired Systems on a limited basis.

Basis of Presentation

Changes in Basis of Presentation

On February 13, 2007, the Company filed with the Securities and Exchange Commission (“SEC”) a Current Report on Form 8-K that contained recast consolidated financial information as of December 31, 2005 and 2004 and for each year in the three-year period ended December 31, 2005. The financial information was recast so that the basis of presentation would be consistent with that of 2006. Specifically, the financial information was recast to reflect (i) the retrospective application of Financial Accounting Standards Board (“FASB”) Statement No. 123 (revised 2004), Share-Based Payment (“FAS 123R”), which was adopted by the Company in 2006, (ii) the retrospective presentation of certain cable systems transferred in 2006 as discontinued operations and (iii) the effect of a stock dividend that occurred immediately prior to the consummation of the acquisition of assets of Adelphia. The financial information presented herein reflects the impact of that recast as well as the restatement discussed below under the heading “Restatement of Prior Financial Information.”

Stock-based compensation.  Historically, TWC employees have participated in various Time Warner equity plans. TWC has established the Time Warner Cable Inc. 2006 Stock Incentive Plan (the “2006 Plan”). The Company expects that its employees will participate in the 2006 Plan starting in 2007 and thereafter will not continue to participate in Time Warner’s equity plan. TWC employees who have outstanding equity awards under the Time Warner equity plans will retain any rights under those Time Warner equity awards pursuant to their terms regardless of their participation in the 2006 Plan. The Company has adopted the provisions of FAS 123R as of January 1, 2006. The provisions of FAS 123R require a company to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost is recognized in the statement of operations over the period during which an employee is required to provide service in exchange for the award. FAS 123R also amends FASB Statement No. 95, Statement of Cash Flows, to require that excess tax benefits, as defined, realized from the exercise of stock options be reported as a financing cash inflow rather than as a reduction of taxes paid in cash flow from operations.

Prior to the adoption of FAS 123R, the Company had followed the provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation (“FAS 123”), which allowed the Company to follow the intrinsic value method set forth in Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to

TIME WARNER CABLE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Employees, and disclose the pro forma effects on net income (loss) had the fair value of the equity awards been expensed. In connection with adopting FAS 123R, the Company elected to adopt the modified retrospective application method provided by FAS 123R and, accordingly, financial statement amounts for all prior periods presented herein reflect results as if the fair value method of expensing had been applied from the original effective date of FAS 123. The following tables set forth the changes to the Company’s consolidated statement of operations and balance sheet as a result of the adoption of FAS 123R for the years ended December 31, 2005 and 2004 (in millions, except per share data):

	Year Ended December 31,
	2005	2004
	increase (decrease)

Consolidated Statement of Operations:
Operating Income	$(53)	$(66)
Income before income taxes, discontinued operations and cumulative effect of accounting change	(50)	(63)
Net income	(30)	(38)
Net income per common share	$(0.03)	$(0.04)

	As of December 31,
	2005	2004
	increase (decrease)

Consolidated Balance Sheet:
Deferred income tax obligations, net	$(135)	$(130)
Minority interest	(10)	(7)
Shareholders’ equity	145	137

Prior to the adoption of FAS 123R, for disclosure purposes, the Company recognized stock-based compensation expense for awards with graded vesting by treating each vesting tranche as a separate award and recognizing compensation expense ratably for each tranche. For equity awards granted subsequent to the adoption of FAS 123R, the Company treats such awards as a single award and recognizes stock-based compensation expense on a straight-line basis (net of estimated forfeitures) over the employee service period. Stock-based compensation expense is recorded in costs of revenues or selling, general and administrative expense depending on the employee’s job function.

Additionally, when recording compensation cost for equity awards, FAS 123R requires companies to estimate the number of equity awards granted that are expected to be forfeited. Prior to the adoption of FAS 123R, for disclosure purposes, the Company recognized forfeitures when they occurred, rather than using an estimate at the grant date and subsequently adjusting the estimated forfeitures to reflect actual forfeitures. Accordingly, the Company recorded a benefit of $2 million, net of tax, as the cumulative effect of a change in accounting principle upon the adoption of FAS 123R in 2006, to recognize the effect of estimating the number of Time Warner equity-based awards granted to TWC employees prior to January 1, 2006 that are not ultimately expected to vest.

Discontinued operations.  As discussed more fully in Note 5, the Company has reflected the operations of the Transferred Systems (as defined in Note 5 below) as discontinued operations for all periods presented.

Stock dividend.  Immediately prior to the consummation of the Adelphia Acquisition (as defined in Note 5 below), TWC effected a stock dividend and distributed approximately 999,999 shares of Class A common stock for each share of Class A common stock outstanding and 999,999 shares of Class B common stock for each share of Class B common stock outstanding as of the record date for such dividend. All prior period common stock information has been recast to reflect the effect of the stock dividend.

TIME WARNER CABLE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Restatement of Prior Financial Information

As previously disclosed, the SEC had been conducting an investigation into certain accounting and disclosure practices of TWC’s parent company, Time Warner. On March 21, 2005, Time Warner announced that the SEC had approved Time Warner’s proposed settlement, which resolved the SEC’s investigation of Time Warner. Under the terms of the settlement with the SEC, Time Warner agreed, without admitting or denying the SEC’s allegations, to be enjoined from future violations of certain provisions of the securities laws and to comply with the cease-and-desist order issued by the SEC to AOL LLC (formerly America Online, Inc. (“AOL”)), a subsidiary of Time Warner, in May 2000. Time Warner also agreed to appoint an independent examiner, who was to either be or hire a certified public accountant. The independent examiner was to review whether Time Warner’s historical accounting for certain transactions (as well as any subsequent amendments) with 17 counterparties identified by the SEC staff, principally involving online advertising revenues and including three cable programming affiliation agreements with related online advertising elements, was appropriate, and provide a report to Time Warner’s Audit and Finance Committee of its conclusions. The transactions that were to be reviewed were entered into (or amended) between June 1, 2000 and December 31, 2001, including subsequent amendments thereto, and involved online advertising and related transactions for which the majority of the revenue was recognized by Time Warner before January 1, 2002.

During the third quarter of 2006, the independent examiner completed his review, in which he concluded that certain of the transactions under review with 15 counterparties, including the three cable programming affiliation agreements with advertising elements, had been accounted for improperly because the historical accounting did not reflect the substance of the arrangements. Under the terms of its SEC settlement, Time Warner was required to restate any transactions that the independent examiner determined were accounted for improperly. Accordingly, Time Warner restated its consolidated financial results for each of the years ended December 31, 2000 through December 31, 2005 and for the six months ended June 30, 2006. The impact of the adjustments is reflected in amendments filed by Time Warner with the SEC on September 13, 2006. In addition, TWC restated its consolidated financial results for the years ended December 31, 2001 through December 31, 2005 and for the six months ended June 30, 2006. The restated consolidated financial results are reflected in TWC’s Current Report on Form 8-K filed with the SEC on February 13, 2007, as well as in the financial statements presented herein.

The three transactions impacting TWC are ones in which TWC entered into cable programming affiliation agreements at the same time it committed to deliver (and did subsequently deliver) network and online advertising services to those same counterparties. Total Advertising revenues recognized by TWC under these transactions were approximately $274 million (approximately $134 million in 2001 and approximately $140 million in 2002). Included in the $274 million was $56 million related to operations that have been subsequently classified as discontinued operations. In addition to reversing the recognition of revenue, based on the independent examiner’s conclusions, the Company has recorded corresponding reductions in the cable programming costs over the life of the related cable programming affiliation agreements (which range from 10 to 12 years) that were acquired contemporaneously with the execution of the advertising agreements. This has the effect of increasing earnings beginning in 2003 and continuing through future periods.

The net effect of restating these transactions is that TWC’s net income was reduced by approximately $60 million in 2001 and $61 million in 2002 and was increased by approximately $12 million in each of 2003, 2004 and 2005, and by approximately $6 million for the first six months of 2006 (the impact for the year ended December 31, 2006 was an increase to the Company’s net income of approximately $12 million). While the restatement resulted in changes in the classification of cash flows within cash provided by operating activities, it has not impacted total cash flows during the periods.

Basis of Consolidation

The consolidated financial statements of TWC include 100% of the assets, liabilities, revenues, expenses, income, loss and cash flows of all companies in which TWC has a controlling voting interest, as well as allocations

TIME WARNER CABLE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

of certain Time Warner corporate costs deemed reasonable by management to present the Company’s consolidated results of operations, financial position, changes in equity and cash flows on a stand-alone basis. The consolidated financial statements include the results of Time Warner Entertainment-Advance/Newhouse Partnership (“TWE-A/N”) only for the systems that are controlled by TWC and for which TWC holds an economic interest. The Time Warner corporate costs include specified administrative services, including selected tax, human resources, legal, information technology, treasury, financial, public policy and corporate and investor relations services, and approximate Time Warner’s estimated overhead cost for services rendered. Intercompany transactions between the consolidated companies have been eliminated.

Reclassifications

Certain reclassifications have been made to the prior year financial information to conform to the December 31, 2006 presentation.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash and Equivalents

Cash and equivalents include money market funds, overnight deposits and other investments that are readily convertible into cash and have original maturities of three months or less. Cash equivalents are carried at cost, which approximates fair value.

Accounting for Investments

Investments in companies in which TWC has significant influence, but less than a controlling voting interest, are accounted for using the equity method. Significant influence is generally presumed to exist when TWC owns between 20% and 50% of the investee. The effect of any changes in TWC ownership interests resulting from the issuance of capital by consolidated subsidiaries or unconsolidated cable television system joint ventures to unaffiliated parties is included as an adjustment to shareholders’ equity.

Property, Plant and Equipment

Property, plant and equipment are stated at cost. TWC incurs expenditures associated with the construction of its cable systems. Costs associated with the construction of the cable transmission and distribution facilities and new cable service installations are capitalized. With respect to certain customer premise equipment, which includes converters and cable modems, TWC capitalizes installation charges only upon the initial deployment of these assets. All costs incurred in subsequent disconnects and reconnects are expensed as incurred. Depreciation on these assets is provided, generally using the straight-line method, over their estimated useful lives.

TWC uses product-specific and, in the case of customers who have multiple products installed at once, bundle-specific standard costing models to capitalize installation activities. Significant judgment is involved in the development of these costing models, including the average time required to perform an installation and the determination of the nature and amount of indirect costs to be capitalized. Additionally, the development of standard costing models for new products such as Digital Phone involve more estimates than the standard costing models for established products because the Company has less historical data related to the installation of new products. The standard costing models are reviewed annually and adjusted prospectively, if necessary, based on comparisons to actual costs incurred.

TWC generally capitalizes expenditures for tangible fixed assets having a useful life of greater than one year. Types of capitalized expenditures include: customer premise equipment, scalable infrastructure, line extensions, plant upgrades and rebuilds and support capital. In connection with the Transactions, as defined in Note 5 below, TW NY acquired significant amounts of property, plant and equipment, which were recorded at their estimated fair

TIME WARNER CABLE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

values. The remaining useful lives assigned to such assets were generally shorter than the useful lives assigned to comparable new assets, to reflect the age, condition and intended use of the acquired property, plant and equipment.

As of December 31, 2006 and 2005, the Company’s property, plant and equipment and related accumulated depreciation included the following (in millions):

	As of December 31,		Estimated
	2006	2005	Useful Lives

Land, buildings and improvements(a)	$910	$634	10-20 years
Distribution systems	10,531	7,397	3-25 years(b	)
Converters and modems	3,630	2,772	3-4 years
Vehicles and other equipment	1,835	1,220	3-10 years
Construction in progress	637	521

	17,543	12,544
Less: Accumulated depreciation	(5,942)	(4,410)

Total	$11,601	$8,134

     _ _

(a)	Land is not depreciated.
(b)	Weighted-average useful lives for distribution systems are approximately 12 years.

Asset Retirement Obligations

FASB Statement No. 143, Accounting for Asset Retirement Obligations, requires that a liability be recognized for an asset retirement obligation in the period in which it is incurred if a reasonable estimate of fair value can be made. The Company has certain franchise and lease agreements containing provisions requiring the Company to restore facilities or remove equipment in the event the agreement is not renewed. The Company anticipates that these agreements will be renewed on an ongoing basis; however, a remote possibility exists that such agreements could be terminated unexpectedly, which could result in the Company incurring significant expense in complying with such agreements. Should a franchise or lease agreement containing a provision referenced above be terminated, the Company would record an estimated liability for the fair value of the restoration and removal expense. As of December 31, 2006, no such liabilities have been recorded as the franchise and lease agreements are expected to be renewed and any costs associated with equipment removal provisions in the Company’s lease agreements are either not estimable or are insignificant to the Company’s results of operations.

Intangible Assets

TWC has a significant number of intangible assets, including customer relationships and cable franchises. Customer relationships and cable franchises acquired in business combinations are accounted for under the purchase method of accounting and are recorded at fair value on the Company’s consolidated balance sheet. Other costs incurred to negotiate and renew cable franchise agreements are capitalized as incurred. Customer relationships acquired are amortized over their estimated useful life (4 years) and other costs incurred to negotiate and renew cable franchise agreements are amortized over the term of such franchise agreements.

Asset Impairments

Investments

TWC’s investments are primarily accounted for using the equity method of accounting. A subjective aspect of accounting for investments involves determining whether an other-than-temporary decline in value of the investment has been sustained. If it has been determined that an investment has sustained an other-than-temporary decline

TIME WARNER CABLE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

in its value, the investment is written down to its fair value by a charge to earnings. This evaluation is dependent on the specific facts and circumstances. For investments accounted for using the cost or equity method of accounting, TWC evaluates information including budgets, business plans and financial statements in determining whether an other-than-temporary decline in value exists. Factors indicative of an other-than-temporary decline include recurring operating losses, credit defaults and subsequent rounds of financings at an amount below the cost basis of the investment. This list is not all-inclusive and the Company’s management weighs all quantitative and qualitative factors in determining if an other-than-temporary decline in the value of an investment has occurred.

Long-lived Assets

Long-lived assets, including finite-lived intangible assets, are tested for impairment whenever events or changes in circumstances indicate that the related carrying amounts may not be recoverable. Determining the extent of an impairment, if any, typically requires various estimates and assumptions including cash flows directly attributable to the asset, the useful life of the asset and residual value, if any. When necessary, the Company uses internal cash flow estimates, quoted market prices and appraisals, as appropriate, to determine fair value.

Goodwill and Indefinite-lived Intangible Assets

Goodwill and indefinite-lived intangible assets, primarily certain franchise assets, are tested annually during the fourth quarter and whenever events or circumstances make it more likely than not that an impairment may have occurred, such as a significant adverse change in the business climate or a decision to sell or dispose of the unit. Estimating fair value is performed by utilizing various valuation techniques, with the primary technique being a discounted cash flow model. The use of a discounted cash flow model often involves the use of significant estimates and assumptions. Refer to Note 7 for further details.

Computer Software

TWC capitalizes certain costs incurred for the development of internal use software. These costs, which include the costs associated with coding, software configuration, upgrades and enhancements, are included in property, plant and equipment in the accompanying consolidated balance sheet. Such costs are depreciated on a straight-line basis over 3 to 5 years. These costs, net of accumulated depreciation, totaled $371 million and $280 million as of December 31, 2006 and 2005, respectively. Amortization of capitalized software costs was $81 million in 2006, $54 million in 2005 and $53 million in 2004.

Accounting for Pension Plans

TWC has defined benefit pension plans covering a majority of its employees. Pension benefits are based on formulas that reflect the employees’ years of service and compensation during their employment period and participation in the plans. The pension expense recognized by the Company is determined using certain assumptions, including the expected long-term rate of return on plan assets, the discount rate used to determine the present value of future pension benefits and the rate of compensation increases. The determination of these assumptions is discussed in more detail in Note 11.

Stock-based Compensation

The Company accounts for stock-based compensation in accordance with FAS 123R, which requires that the Company measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost is recognized in the consolidated statement of operations over the period during which an employee is required to provide service in exchange for the award. Refer to “Changes in Basis of Presentation” in Note 1 and Note 4 for further information.

TIME WARNER CABLE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Revenues and Costs

Cable revenues are principally derived from video, high-speed data and Digital Phone subscriber fees and advertising. Subscriber fees are recorded as revenue in the period the service is provided. Subscription revenues received from subscribers who purchase bundled services at a discounted rate are allocated to each product in a pro-rata manner based on the individual product’s determined fair value. Installation revenues obtained from subscriber service connections are recognized in accordance with FASB Statement No. 51, Financial Reporting by Television Cable Companies, as a component of Subscription revenues as the connections are completed since installation revenues recognized are less than the related direct selling costs. Advertising revenues, including those from advertising purchased by programmers, are recognized in the period that the advertisements are exhibited.

Video programming, high-speed data and Digital Phone costs are recorded as the services are provided. Video programming costs are recorded based on the Company’s contractual agreements with its programming vendors. These contracts are generally multi-year agreements that provide for the Company to make payments to the programming vendors at agreed upon rates, which represent fair market value, based on the number of subscribers to which the Company provides the service. If a programming contract expires prior to entering into a new agreement, management is required to estimate the programming costs during the period there is no contract in place. Management considers the previous contractual rates, inflation and the status of the negotiations in determining its estimates. When the programming contract terms are finalized, an adjustment to programming expense is recorded, if necessary, to reflect the terms of the new contract. Management must also make estimates in the recognition of programming expense related to other items, such as the accounting for free periods, “most-favored-nation” clauses and service interruptions, as well as the allocation of consideration exchanged between the parties in multiple-element transactions. Additionally, judgments are also required by management when the Company purchases multiple services from the same cable programming vendor. In these scenarios, the total consideration provided to the programming vendor is required to be allocated to the various services received based upon their respective fair values. Because multiple services from the same programming vendor are often received over different contractual periods and often have different contractual rates, the allocation of consideration to the individual services will have an impact on the timing of the Company’s expense recognition.

Launch fees received by the Company from programming vendors are recognized as a reduction of expense on a straight-line basis over the life of the related programming arrangement. Amounts received from programming vendors representing the reimbursement of marketing costs are recognized as a reduction of marketing expenses as the marketing services are provided.

Advertising costs are expensed upon the first exhibition of related advertisements. Marketing expense (including advertising), net of reimbursements from programmers, was $414 million in 2006, $306 million in 2005 and $272 million in 2004.

Multiple-element Transactions

Multiple-element transactions involve situations where judgment must be exercised in determining fair value of the different elements in a bundled transaction. As the term is used here, multiple-element arrangements can involve:

•	Contemporaneous purchases and sales. The Company sells a product or service (e.g., advertising services) to a customer and at the same time purchases goods or services (e.g., programming);

•	Sales of multiple products and/or services. The Company sells multiple products or services to a counterparty (e.g., the Company sells video, Digital Phone and high-speed data services to a customer); and/or

•	Purchases of multiple products and/or services, or the settlement of an outstanding item contemporaneous with the purchase of a product or service. The Company purchases multiple products or services from a

TIME WARNER CABLE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

counterparty (e.g., the Company settles a dispute on an existing programming contract at the same time that it is renegotiating a new programming contract with the same programming vendor).

Contemporaneous purchases and sales.  In the normal course of business, TWC enters into multiple-element transactions where the Company is simultaneously both a customer and a vendor with the same counterparty. For example, when negotiating the terms of programming purchase contracts with cable networks, TWC may at the same time negotiate for the sale of advertising to the same cable network. Arrangements, although negotiated contemporaneously, may be documented in one or more contracts. In accounting for such arrangements, the Company looks to the guidance contained in the following authoritative literature:

•	APB Opinion No. 29, Accounting for Nonmonetary Transactions (“APB 29”);

•	FASB Statement No. 153, Exchanges of Nonmonetary Assets — an amendment of APB Opinion No. 29 (“FAS 153”);

•	EITF Issue No. 01-09, Accounting for Consideration Given by a Vendor to a Customer (“EITF 01-09”); and

•	EITF Issue No. 02-16, Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor (“EITF 02-16”).

The Company’s policy for accounting for each transaction negotiated contemporaneously is to record each element of the transaction based on the respective estimated fair values of the products or services purchased and the products or services sold. The judgments made in determining fair value in such arrangements impact the amount and period in which revenues, expenses and net income are recognized over the term of the contract.

In determining the fair value of the respective elements, TWC refers to quoted market prices (where available), historical transactions or comparable cash transactions. The most frequent transactions of this type that the Company encounters involve funds received from its vendors, which the Company accounts for in accordance with EITF 02-16. The Company records cash consideration received from a vendor as a reduction in the price of the vendor’s product unless (i) the consideration is for the reimbursement of a specific, incremental, identifiable cost incurred in which case it would record the cash consideration received as a reduction in such cost or (ii) the Company is providing an identifiable benefit in exchange for the consideration in which case it recognizes revenue for this element.

With respect to programming vendor advertising arrangements being negotiated simultaneously with the same cable network, TWC assesses whether each piece of the arrangements is at fair value. The factors that are considered in determining the individual fair values of the programming and advertising vary from arrangement to arrangement and include:

•	existence of a “most-favored-nation” clause or comparable assurances as to fair market value with respect to programming;

•	comparison to fees under a prior contract;

•	comparison to fees paid for similar networks; and

•	comparison to advertising rates paid by other advertisers on the Company’s systems.

Sales of multiple products or services.  The Company’s policy for revenue recognition in instances where multiple deliverables are sold contemporaneously to the same counterparty is in accordance with EITF Issue No. 00-21, Revenue Arrangements with Multiple Deliverables, and SEC Staff Accounting Bulletin No. 104, Revenue Recognition. Specifically, if the Company enters into sales contracts for the sale of multiple products or services, then the Company evaluates whether it has objective fair value evidence for each deliverable in the transaction. If the Company has objective fair value evidence for each deliverable of the transaction, then it accounts for each deliverable in the transaction separately, based on the relevant revenue recognition accounting policies. However, if the Company is unable to determine objective fair value for one or more undelivered elements of the

TIME WARNER CABLE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

transaction, the Company recognizes revenue on a straight-line basis over the term of the agreement. For example, the Company sells cable, Digital Phone and high-speed data services to subscribers in a bundled package at a rate lower than if the subscriber purchases each product on an individual basis. Subscription revenues received from such subscribers are allocated to each product in a pro-rata manner based on the fair value of each of the respective services.

Purchases of multiple products or services.  The Company’s policy for cost recognition in instances where multiple products or services are purchased contemporaneously from the same counterparty is consistent with the Company’s policy for the sale of multiple deliverables to a customer. Specifically, if the Company enters into a contract for the purchase of multiple products or services, the Company evaluates whether it has fair value evidence for each product or service being purchased. If the Company has fair value evidence for each product or service being purchased, it accounts for each separately, based on the relevant cost recognition accounting policies. However, if the Company is unable to determine fair value for one or more of the purchased elements, the Company would recognize the cost of the transaction on a straight-line basis over the term of the agreement.

This policy also would apply in instances where the Company settles a dispute at the same time the Company purchases a product or service from that same counterparty. For example, the Company may settle a dispute on an existing programming contract with a programming vendor at the same time that it is renegotiating a new programming contract with the same programming vendor. Because the Company is negotiating both the settlement of the dispute and a new programming contract, each of the elements should be accounted for at fair value. The amount allocated to the settlement of the dispute would be recognized immediately, whereas the amount allocated to the new programming contract would be accounted for prospectively, consistent with the accounting for other similar programming agreements.

Gross Versus Net Revenue Recognition

In the normal course of business, TWC acts as an intermediary or agent with respect to payments received from third parties. For example, TWC collects taxes on behalf of franchising authorities. The accounting issue encountered in these arrangements is whether TWC should report revenue based on the gross amount billed to the ultimate customer or on the net amount received from the customer after payments to franchising authorities. The Company has determined that these amounts should be reported on a gross basis.

Determining whether revenue should be reported gross or net is based on an assessment of whether TWC is acting as the principal in a transaction or acting as an agent in a transaction. To the extent TWC acts as a principal in a transaction, TWC reports as revenue the payments received on a gross basis. To the extent TWC acts as an agent in a transaction, TWC reports as revenue the payments received, less commissions and other payments to third parties on a net basis. The determination of whether TWC serves as principal or agent in a transaction involves judgment and is based on an evaluation of the terms of an arrangement. In determining whether TWC serves as principal or agent in these arrangements, TWC follows the guidance in Emerging Issues Task Force (“EITF”) Issue No. 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent.

Income Taxes

TWC is not a separate taxable entity for U.S. federal and various state income tax purposes and its results are included in the consolidated U.S. federal and certain state income tax returns of Time Warner. The income tax benefits and provisions, related tax payments, and current and deferred tax balances have been prepared as if TWC operated as a stand-alone taxpayer for all periods presented in accordance with the tax sharing arrangement between TWC and Time Warner. Under the tax sharing arrangement, TWC is obligated to make tax sharing payments to Time Warner as if it were a separate payer. Income taxes are provided using the asset and liability method prescribed by FASB Statement No. 109, Accounting for Income Taxes. Under this method, income taxes (i.e., deferred tax assets, deferred tax liabilities, taxes currently payable/refunds receivable and tax expense) are recorded based on amounts refundable or payable in the current year and include the results of any difference between GAAP and tax

TIME WARNER CABLE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

reporting. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial statement and income tax purposes, as determined under enacted tax laws and rates. The financial effect of changes in tax laws or rates is accounted for in the period of enactment.

During the years ended December 31, 2006 and 2005, the Company made cash tax payments to Time Warner of $489 million and $496 million. During the year ended December 31, 2004, the Company received cash tax refunds, net of cash tax payments, from Time Warner of $58 million.

Comprehensive Income (Loss)

Comprehensive income (loss), which is reported on the accompanying consolidated statement of shareholders’ equity, consists of net income (loss) and other gains and losses affecting shareholders’ equity that, under GAAP, are excluded from net income (loss). The following summary sets forth the net unfunded plan benefit obligations in accumulated other comprehensive loss (in millions):

	Year Ended December 31,
	2006	2005	2004

Balance at beginning of period	$(7)	$(4)	$(3)
Change in unfunded benefit obligation, net of tax(a)	(123)	(3)	(1)

Balance at end of period	$(130)	$(7)	$(4)

(a)	Primarily reflects the adoption of FAS 158 on December 31, 2006. Refer to Note 11 for further details.

Income per Common Share

Income per common share is computed by dividing net income by the weighted average of common shares outstanding during the period. Weighted-average common shares include shares of Class A common stock and Class B common stock. TWC does not have any dilutive or potentially dilutive securities or other obligations to issue common stock.

Segments

FASB Statement No. 131, Disclosure about Segments of an Enterprise and Related Information, requires public companies to disclose certain information about their reportable operating segments. Operating segments are defined as components of an enterprise for which separate financial information is available and is evaluated on a regular basis by the chief operating decision makers in deciding how to allocate resources to an individual segment and in assessing performance of the segment. Since the Company’s continuing operations provide its services over the same delivery system, the Company has only one reportable segment.

Use of Estimates

The preparation of the accompanying consolidated financial statements requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and footnotes thereto. Actual results could differ from those estimates. Estimates are used when accounting for certain items such as allowances for doubtful accounts, investments, programming agreements, depreciation, amortization, asset impairment, income taxes, pensions, stock-based compensation, business combinations, nonmonetary transactions and contingencies. Allocation methodologies used to prepare the accompanying consolidated financial statements are based on estimates and have been described in the notes, where appropriate.

TIME WARNER CABLE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.	RECENT ACCOUNTING STANDARDS

Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans

On December 31, 2006, the Company adopted the provisions of FASB Statement No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Benefits (“FAS 158”). FAS 158 addresses the accounting for defined benefit pension plans and other postretirement benefit plans (“plans”). Specifically, FAS 158 requires companies to recognize an asset for a plan’s overfunded status or a liability for a plan’s underfunded status as of the end of the company’s fiscal year, the offset of which is recorded, net of tax, as a component of accumulated other comprehensive income (loss) in shareholders’ equity. As a result of adopting FAS 158, on December 31, 2006, the Company reflected the funded status of its plans by reducing its net pension asset by approximately $208 million to reflect actuarial and investment losses that had been deferred pursuant to prior pension accounting rules and recording a corresponding deferred tax asset of approximately $84 million and a net after-tax charge of approximately $124 million in accumulated other comprehensive loss, net, in shareholders’ equity.

Accounting for Sabbatical Leave and Other Similar Benefits

In June 2006, the Emerging Issues Task Force (“EITF”) reached a consensus on EITF Issue No. 06-02, Accounting for Sabbatical Leave and Other Similar Benefits (“EITF 06-02”). EITF 06-02 provides that an employee’s right to a compensated absence under a sabbatical leave or similar benefit arrangement in which the employee is not required to perform any duties during the absence is an accumulating benefit. Therefore, such arrangements should be accounted for as a liability with the cost recognized over the service period during which the employee earns the benefit. The provisions of EITF 06-02 became effective for TWC as of January 1, 2007 with respect to certain employment arrangements that are similar to a sabbatical leave and are expected to result in a reduction to retained earnings of approximately $62 million ($37 million, net of tax).

Income Statement Classification of Taxes Collected from Customers

In June 2006, the EITF reached a consensus on EITF Issue No. 06-03, How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation) (“EITF 06-03”). EITF 06-03 provides that the presentation of taxes assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer on either a gross basis (included in revenues and costs) or on a net basis (excluded from revenues) is an accounting policy decision that should be disclosed. The provisions of EITF 06-03 became effective for TWC as of January 1, 2007. EITF 06-03 is not expected to have a material impact on the Company’s consolidated financial statements.

Accounting for Uncertainty in Income Taxes

In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 (“FIN 48”), which clarifies the accounting for uncertainty in income tax positions. This Interpretation requires that the Company recognize in the consolidated financial statements the tax benefits related to tax positions that are more likely than not to be sustained upon examination based on the technical merits of the position. The provisions of FIN 48 became effective for TWC as of the beginning of the Company’s 2007 fiscal year. The cumulative impact of this guidance is not expected to have a material impact on the Company’s consolidated financial statements.

Consideration Given by a Service Provider to Manufacturers or Resellers of Equipment

In September 2006, the EITF reached a consensus on EITF Issue No. 06-01, Accounting for Consideration Given by a Service Provider to Manufacturers or Resellers of Equipment Necessary for an End-Customer to Receive Service from the Service Provider (“EITF 06-01”). EITF 06-01 provides that consideration provided to the manufacturers or resellers of specialized equipment should be accounted for as a reduction of revenue if the consideration provided is in the form of cash and the service provider directs that such cash be provided directly to the customer. Otherwise, the consideration should be recorded as an expense. EITF 06-01 will be effective for TWC

TIME WARNER CABLE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

as of January 1, 2008 and is not expected to have a material impact on the Company’s consolidated financial statements.

Quantifying Effects of Prior Years Misstatements in Current Year Financial Statements

In September 2006, the SEC issued Staff Accounting Bulletin (“SAB”) No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”). SAB 108 requires that registrants quantify errors using both a balance sheet and statement of operations approach and evaluate whether either approach results in a misstated amount that, when all relevant quantitative and qualitative factors are considered, is material. SAB 108 became effective for TWC in the fourth quarter of 2006 and did not have a material impact on the Company’s consolidated financial statements.

Fair Value Measurements

In September 2006, the FASB issued FASB Statement No. 157, Fair Value Measurements (“FAS 157”). FAS 157 establishes a single authoritative definition of fair value, sets out a framework for measuring fair value, and expands on required disclosures about fair value measurement. FAS 157 is effective for TWC on January 1, 2008 and will be applied prospectively. The provisions of FAS 157 are not expected to have a material impact on the Company’s consolidated financial statements.

4.	STOCK-BASED COMPENSATION

Time Warner has three active equity plans under which it is authorized to grant options to purchase Time Warner common stock to employees of TWC, including shares under Time Warner’s 2006 Stock Incentive Plan, which was approved at the annual meeting of Time Warner stockholders held on May 19, 2006. Such options have been granted to employees of TWC with exercise prices equal to, or in excess of, the fair market value at the date of grant. Generally, the options vest ratably, over a four-year vesting period, and expire ten years from the date of grant. Certain option awards provide for accelerated vesting upon an election to retire pursuant to TWC’s defined benefit retirement plans or after reaching a specified age and years of service.

Time Warner also has various restricted stock plans under which it may make awards to employees of TWC. Under these plans, shares of Time Warner common stock or restricted stock units (“RSUs”) are granted, which generally vest between three to five years from the date of grant. Certain RSU awards provide for accelerated vesting upon an election to retire pursuant to TWC’s defined benefit retirement plans or after reaching a specified age and years of service. For the year ended December 31, 2006, Time Warner issued approximately 431,000 RSUs to employees of TWC and its subsidiaries at a weighted-average fair value of $17.40 per unit. For the year ended December 31, 2005, Time Warner issued approximately 58,000 RSUs to employees of TWC and its subsidiaries at a weighted-average fair value of $18.25 per unit.

Certain information for Time Warner stock-based compensation plans for the year ended December 31, 2006, 2005 and 2004 is as follows (in millions):

	Year Ended December 31,
	2006	2005	2004

Compensation cost recognized:
Stock options	$29	$53	$66
Restricted stock and restricted stock units	4	—	4

Total	$33	$53	$70

Tax benefit recognized	$13	$20	$25

Prior to 2005, the Company recognized stock-based compensation expense related to retirement-age-eligible employees over the award’s contractual vesting period. During the first quarter of 2005, based on accounting interpretations, the Company recorded a charge related to the accelerated amortization of the fair value of options

TIME WARNER CABLE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

granted in prior periods to certain retirement-age-eligible employees with no subsequent substantive service requirement (e.g., no substantive non-compete agreement). As a result, stock-based compensation expense for the year ended December 31, 2005 reflects approximately $5 million, net of tax, related to the accelerated amortization of the fair value of options granted in prior years to certain retirement-age-eligible employees with no subsequent substantive service requirement. In May 2005, the staff of the SEC announced that companies that previously followed the contractual vesting period approach must continue following that approach prior to adopting FAS 123R and apply the recent accounting interpretation to new grants that have retirement eligibility provisions only upon adoption of FAS 123R. As a result, stock-based compensation expense related to awards granted subsequent to March 31, 2005 through December 31, 2005 have been determined using the contractual vesting period. For the year ended December 31, 2005, the impact of applying the contractual vesting period approach as compared to the approach noted in the accounting interpretations is not significant. Upon adoption of FAS 123R on January 1, 2006, the Company accelerated the amortization of the fair value of options and RSUs granted to retirement-age-eligible employees.

Other information pertaining to each category of stock-based compensation appears below.

Stock Option Plans

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model, consistent with the provisions of FAS 123R and SAB No. 107, Share-Based Payment. Because option-pricing models require the use of subjective assumptions, changes in these assumptions can materially affect the fair value of the options. The assumptions presented in the table below represent the weighted-average value of the applicable assumption used to value stock options at their grant date. In determining the volatility assumption, the Company considers implied volatilities from traded options, as well as quotes from third-party investment banks. The expected term, which represents the period of time that options granted are expected to be outstanding, is estimated based on the historical exercise experience of the Company’s employees. The Company evaluated the historical exercise behaviors of five employee groups, one of which related to retirement-eligible employees while the other four of which were segregated based on the number of options granted when determining the expected term assumptions. The risk-free rate assumed in valuing the options is based on the U.S. Treasury yield curve in effect at the time of grant for the expected term of the option. The Company determines the expected dividend yield percentage by dividing the expected annual dividend by the market price of Time Warner common stock at the date of grant.

	Year Ended December 31,
	2006	2005	2004

Expected volatility	22.3%	24.5%	34.9%
Expected term to exercise from grant date	5.07 years	4.79 years	3.60 years
Risk-free rate	4.6%	3.9%	3.1%
Expected dividend yield	1.1%	0.1%	0.0%

TIME WARNER CABLE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes information about Time Warner stock options awarded to TWC employees that are outstanding at December 31, 2006:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
	Number	Exercise	Contractual	Intrinsic
Options	of Options	Price	Life	Value
	(in thousands)		(in years)	(in thousands)

Outstanding at December 31, 2005	53,952	$27.22
Granted	8,872	17.40
Exercised	(2,779)	12.86
Forfeited or expired	(1,963)	26.98

Outstanding at December 31, 2006	58,082	26.38	6.01	$196,200

Exercisable at December 31, 2006	38,169	31.38	4.88	$94,886

At December 31, 2006, the number, weighted-average exercise price, aggregate intrinsic value and weighted-average remaining contractual term of options vested and expected to vest approximate amounts for options outstanding. Total unrecognized compensation cost related to unvested stock option awards at December 31, 2006, prior to the consideration of expected forfeitures is approximately $39 million and is expected to be recognized over a weighted-average period of 2 years.

The weighted-average fair value of a Time Warner stock option granted to TWC employees during the year was $4.47 ($2.68 net of taxes) in 2006 and $5.11 ($3.07 net of taxes) in both 2005 and 2004. The total intrinsic value of options exercised during the years ended December 31, 2006, 2005 and 2004 was approximately $16 million, $7 million and $8 million, respectively. The tax benefits realized from stock options exercised during the years ended December 31, 2006, 2005 and 2004 were approximately $6 million, $3 million and $3 million, respectively.

Upon exercise of Time Warner options, TWC is obligated to reimburse Time Warner for the excess of the market price of the stock on the day of exercise over the option price. TWC records a stock option distribution liability and a corresponding adjustment to shareholders’ equity with respect to unexercised options. This liability will increase or decrease depending on the market price of Time Warner common stock and the number of options held by TWC employees. This liability was $137 million and $55 million as of December 31, 2006 and 2005, respectively, and is included in long-term payables to affiliated parties in the accompanying consolidated balance sheet. TWC reimbursed Time Warner approximately $16 million, $7 million and $8 million during the years ended December 31, 2006, 2005 and 2004, respectively, in connection with the exercise of Time Warner options.

Restricted Stock and Restricted Stock Unit Plans

The following table summarizes information about Time Warner restricted stock and RSUs granted to TWC employees that are unvested at December 31, 2006:

		Weighted-
		Average
	Number of	Grant Date
Restricted Stock and Restricted Stock Units	Shares/Units	Fair Value
	(in thousands)

Unvested at December 31, 2005	332	$13.32
Granted	431	17.40
Vested	(106)	10.72
Forfeited	—	—

Unvested at December 31, 2006	657	16.42

TIME WARNER CABLE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

At December 31, 2006, the intrinsic value of Time Warner restricted stock and RSU awards granted to TWC employees was approximately $11 million. Total unrecognized compensation cost related to unvested Time Warner restricted stock and RSU awards granted to TWC employees at December 31, 2006 prior to the consideration of expected forfeitures was approximately $4 million and is expected to be recognized over a weighted-average period of 2 years. The fair value of Time Warner restricted stock and RSUs granted to TWC employees that vested during the year ended December 31, 2006 was approximately $1 million.

5.	TRANSACTIONS WITH ADELPHIA AND COMCAST

Adelphia Acquisition and Related Transactions

On July 31, 2006, TW NY and Comcast completed their respective acquisitions of assets comprising in the aggregate substantially all of the cable assets of Adelphia (the “Adelphia Acquisition”). At the closing of the Adelphia Acquisition, TW NY paid approximately $8.9 billion in cash, after giving effect to certain purchase price adjustments, and shares representing 17.3% of TWC’s Class A common stock (16% of TWC’s outstanding common stock) valued at approximately $5.5 billion for the portion of the Adelphia assets it acquired. The valuation of approximately $5.5 billion for the approximately 16% interest in TWC as of July 31, 2006 was determined by management using a discounted cash flow and market comparable valuation model. The discounted cash flow valuation model was based upon the Company’s estimated future cash flows derived from its business plan and utilized a discount rate consistent with the inherent risk in the business. The 16% interest reflects 155,913,430 shares of Class A common stock issued to Adelphia, which were valued at $35.28 per share for purposes of the Adelphia Acquisition.

In addition, on July 28, 2006, American Television and Communications Corporation (“ATC”), a subsidiary of Time Warner, contributed its 1% common equity interest and $2.4 billion preferred equity interest in TWE to TW NY Cable Holding Inc. (“TW NY Holding”), a newly created subsidiary of TWC and the parent of TW NY, in exchange for an approximately 12.4% non-voting common stock interest in TW NY Holding having an equivalent fair value.

On July 31, 2006, immediately before the closing of the Adelphia Acquisition, Comcast’s interests in TWC and TWE were redeemed. Specifically, Comcast’s 17.9% interest in TWC was redeemed in exchange for 100% of the capital stock of a subsidiary of TWC holding both cable systems serving approximately 589,000 subscribers, with an estimated fair value of approximately $2.470 billion, as determined by management using a discounted cash flow and market comparable valuation model, and approximately $1.857 billion in cash (the “TWC Redemption”). In addition, Comcast’s 4.7% interest in TWE was redeemed in exchange for 100% of the equity interests of a subsidiary of TWE holding both cable systems serving approximately 162,000 subscribers, with an estimated fair value of approximately $630 million, as determined by management using a discounted cash flow and market comparable valuation model, and approximately $147 million in cash (the “TWE Redemption” and, together with the TWC Redemption, the “Redemptions”). The discounted cash flow valuation model was based upon the Company’s estimated future cash flows derived from its business plan and utilized a discount rate consistent with the inherent risk in the business. The TWC Redemption was designed to qualify as a tax-free split-off under section 355 of the Internal Revenue Code of 1986, as amended (the “Tax Code”). For accounting purposes, the Redemptions were treated as an acquisition of Comcast’s minority interests in TWC and TWE and a disposition of the cable systems that were transferred to Comcast. The purchase of the minority interests resulted in a reduction of goodwill of $738 million related to the excess of the carrying value of the Comcast minority interests over the total fair value of the Redemptions. In addition, the disposition of the cable systems resulted in an after-tax gain of $945 million, included in discontinued operations, which is comprised of a $131 million pretax gain (calculated as the difference between the carrying value of the systems acquired by Comcast in the Redemptions totaling $2.969 billion and the estimated fair value of $3.100 billion) and a net tax benefit of $814 million, including the reversal of historical deferred tax liabilities of approximately $838 million that had existed on systems transferred to

TIME WARNER CABLE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Comcast in the TWC Redemption. At December 31, 2005, the net deferred tax liabilities on such systems were included in noncurrent liabilities of discontinued operations.

Following the Redemptions and the Adelphia Acquisition, on July 31, 2006, TW NY and Comcast swapped certain cable systems, most of which were acquired from Adelphia, each with an estimated value of approximately $8.7 billion, as determined by management using a discounted cash flow and market comparable valuation model, in order to enhance TWC’s and Comcast’s respective geographic clusters of subscribers (the “Exchange” and, together with the Adelphia Acquisition and the Redemptions, the “Transactions”), and TW NY paid Comcast approximately $67 million for certain adjustments related to the Exchange. The discounted cash flow valuation model was based upon estimated future cash flows and utilized a discount rate consistent with the inherent risk in the business. The Exchange was accounted for as a purchase of cable systems from Comcast and a sale of TW NY’s cable systems to Comcast. The systems exchanged by TW NY included Urban Cable Works of Philadelphia, L.P. (“Urban Cable”) and systems acquired from Adelphia. The Company did not record a gain or loss on systems TW NY acquired from Adelphia and transferred to Comcast in the Exchange because such systems were recorded at fair value in the Adelphia Acquisition. The Company did, however, record a pretax gain of $34 million ($20 million net of tax) on the Exchange related to the disposition of Urban Cable. This gain is included as a component of discontinued operations in the accompanying consolidated statement of operations in 2006.

The purchase price for each of the Adelphia Acquisition and the Exchange is as follows (in millions):

Cash consideration for the Adelphia Acquisition	$8,935
Fair value of equity consideration for the Adelphia Acquisition	5,500
Fair value of Urban Cable	190
Other costs	235

Total purchase price	$14,860

Other costs consist of (i) a contractual closing adjustment totaling $67 million relating to the Exchange, (ii) $113 million of total transaction costs and (iii) $55 million of transaction-related taxes.

The purchase price allocation for the Adelphia Acquisition and the Exchange is as follows at December 31, 2006 (in millions):

		Depreciation/
		Amortization
		Periods(a)

Intangible assets not subject to amortization (cable franchise rights)	$10,487	non-amortizable
Intangible assets subject to amortization (primarily customer relationships)	882	4 years
Property, plant and equipment (primarily cable television equipment)	2,490	1-20 years
Other assets	149	not applicable
Goodwill	1,050	non-amortizable
Liabilities	(198)	not applicable

Total purchase price	$14,860

(a)	Intangible assets and goodwill associated with the Adelphia Acquisition are deductible over a 15-year period for tax purposes and would reduce net cash tax payments by more than $300 million per year, assuming the following: (i) straight-line amortization deductions over 15 years, (ii) sufficient taxable income to utilize the amortization deductions and (iii) a 40% effective tax rate.

The allocation of the purchase price for the Adelphia Acquisition and the Exchange, which primarily used a discounted cash flow approach with respect to identified intangible assets and a combination of the cost and market approaches with respect to property, plant and equipment, is being finalized and the Company does not expect any

TIME WARNER CABLE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

material changes to the allocation reflected above. The discounted cash flow approach was based upon management’s estimated future cash flows from the acquired assets and liabilities and utilized a discount rate consistent with the inherent risk of each of the acquired assets and liabilities.

In connection with the closing of the Adelphia Acquisition, the $8.9 billion cash payment was funded by borrowings under the Company’s $6.0 billion senior unsecured five-year revolving credit facility with a maturity date of February 15, 2011 (the “Cable Revolving Facility”), the Company’s two $4.0 billion term loan facilities (the “Cable Term Facilities” and together with the Cable Revolving Facility, the “Cable Facilities”) with maturity dates of February 24, 2009 and February 21, 2011, respectively, the issuance of TWC commercial paper and the proceeds of the private placement issuance by TW NY of $300 million of non-voting Series A Preferred Equity Membership Units with a mandatory redemption date of August 1, 2013 and a cash dividend rate of 8.21% per annum (the “TW NY Series A Preferred Membership Units”). In connection with the TWC Redemption, the $1.857 billion in cash was funded through the issuance of TWC commercial paper and borrowings under the Cable Revolving Facility. In addition, in connection with the TWE Redemption, the $147 million in cash was funded by the repayment of a pre-existing loan TWE had made to TWC (which repayment TWC funded through the issuance of commercial paper and borrowings under the Cable Revolving Facility).

The results of the systems acquired in connection with the Transactions have been included in the consolidated statement of operations since the closing of the Transactions on July 31, 2006. The systems transferred to Comcast in connection with the Redemptions and the Exchange (the “Transferred Systems”), including the gains discussed above, have been reflected as discontinued operations in the consolidated statement of operations for all periods presented.

Financial data for the Transferred Systems included in discontinued operations for the years ended December 31, 2006, 2005 and 2004 is as follows (in millions):

	Year Ended December 31,
	2006	2005	2004

Total revenues	$457	$686	$623
Pretax income	285	163	158
Income tax benefit (provision)	753	(59)	(63)
Net income	1,038	104	95

The tax benefit resulted primarily from the reversal of historical deferred tax liabilities (included in noncurrent liabilities of discontinued operations) that had been established on systems transferred to Comcast in the TWC Redemption. The TWC Redemption was designed to qualify as a tax-free split-off under section 355 of the Tax Code, and as a result, such liabilities were no longer required. However, if the IRS were successful in challenging the tax-free characterization of the TWC Redemption, an additional cash liability on account of taxes of up to an estimated $900 million could become payable by the Company.

TIME WARNER CABLE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following schedule presents 2006 and 2005 supplemental unaudited pro forma information as if the Transactions had occurred on January 1, 2005. The unaudited pro forma information is presented based on information available, is intended for informational purposes only and is not necessarily indicative of and does not purport to represent what the Company’s future financial condition or operating results will be after giving effect to the Transactions and does not reflect actions that may be undertaken by management in integrating these businesses (e.g., the cost of incremental capital expenditures). In addition, this information does not reflect financial and operating benefits the Company expects to realize as a result of the Transactions (in millions, except per share data).

	Year Ended December 31,
	2006	2005

Subscription revenues	$13,241	$11,720
Advertising revenues	808	741

Total revenues	14,049	12,461
Costs of revenues(a)	(6,626)	(5,972)
Selling, general and administrative expenses(a)	(2,433)	(2,050)
Depreciation	(2,223)	(2,125)
Amortization	(296)	(291)
Other, net(b)	(65)	(46)

Operating Income	2,406	1,977
Interest expense, net	(909)	(917)
Other expense, net	(2)	(40)

Income before income taxes, discontinued operations and cumulative effect of accounting change	1,495	1,020
Income tax provision	(601)	(50)

Income before discontinued operations and cumulative effect of accounting change	$894	$970

Income per common share before discontinued operations and cumulative effect of accounting change	$0.92	$0.99

     _ _

(a)  Costs of revenues and selling, general and administrative expenses exclude depreciation.

(b)	Other, net includes asset impairments recorded at the Acquired Systems of $9 million and $4 million for the years ended December 31, 2006 and 2005, respectively.

On February 13, 2007, Adelphia’s plan of reorganization under Chapter 11 of title 11 of the United States Code became effective and, under applicable securities law regulations and provisions of the U.S. bankruptcy code, TWC became a public company subject to the requirements of the Securities Exchange Act of 1934 on the same day. Under the terms of the plan, as of February 20, 2007, approximately 75% of the shares of TWC Class A common stock that Adelphia received as part of the payment for its assets in July 2006 have been distributed to Adelphia’s creditors. The remaining shares are expected to be distributed during the coming months as remaining disputes are resolved by the bankruptcy court, including 4% of such shares that are being held in escrow in connection with the Adelphia Acquisition. It is expected that the TWC Class A common stock will begin to trade on the New York Stock Exchange on or about March 1, 2007.

At the closing of the Adelphia Acquisition, TWC and Adelphia entered into a registration rights and sale agreement (the “Adelphia Registration Rights and Sale Agreement”), which governed the disposition of the shares of TWC’s Class A common stock received by Adelphia in the Adelphia Acquisition. Upon the effectiveness of Adelphia’s plan of reorganization, the parties’ obligations under the Adelphia Registration Rights and Sale Agreement terminated.

TIME WARNER CABLE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

FCC Order Approving the Transactions

In its order approving the Adelphia Acquisition, the Federal Communications Commission (the “FCC”) imposed conditions on TWC related to regional sports networks (“RSNs”), as defined in the order, and the resolution of disputes pursuant to the FCC’s leased access regulations. In particular, the order provides that:

•	neither TWC nor its affiliates may offer an affiliated RSN on an exclusive basis to any multichannel video programming distributor (“MVPD”);

•	TWC may not unduly or improperly influence:

•	the decision of any affiliated RSN to sell programming to an unaffiliated MVPD; or

•	the prices, terms, and conditions of sale of programming by an affiliated RSN to an unaffiliated MVPD;

•	if an MVPD and an affiliated RSN cannot reach an agreement on the terms and conditions of carriage, the MVPD may elect commercial arbitration to resolve the dispute;

•	if an unaffiliated RSN is denied carriage by TWC, it may elect commercial arbitration to resolve the dispute; and

•	with respect to leased access, if an unaffiliated programmer is unable to reach an agreement with TWC, that programmer may elect commercial arbitration to resolve the dispute, with the arbitrator being required to resolve the dispute using the FCC’s existing rate formula relating to pricing terms.

The application and scope of these conditions, which will expire in July 2012, have not yet been tested. TWC retains the right to obtain FCC and judicial review of any arbitration awards made pursuant to these conditions.

Dissolution of TKCCP

TKCCP is a 50-50 joint venture between TWE-A/N (a partnership of TWE and the Advance/Newhouse Partnership) and Comcast. In accordance with the terms of the TKCCP partnership agreement, on July 3, 2006, Comcast notified TWC of its election to trigger the dissolution of the partnership and its decision to allocate all of TKCCP’s debt, which totaled approximately $2 billion, to the pool of assets consisting of the Houston cable systems (the “Houston Pool”). On August 1, 2006, TWC notified Comcast of its election to receive the Kansas City Pool. On October 2, 2006, TWC received approximately $630 million from Comcast due to the repayment of debt owed by TKCCP to TWE-A/N that had been allocated to the Houston Pool. Since July 1, 2006, TWC has been entitled to 100% of the economic interest in the Kansas City Pool (and has recognized such interest pursuant to the equity method of accounting), and it has not been entitled to any economic benefits of ownership from the Houston Pool.

On January 1, 2007, TKCCP distributed its assets to its partners. TWC received the Kansas City Pool, which served approximately 788,000 basic video subscribers as of December 31, 2006, and Comcast received the Houston Pool, which served approximately 795,000 basic video subscribers as of December 31, 2006. TWC began consolidating the results of the Kansas City Pool on January 1, 2007. As a result of the asset distribution, TKCCP no longer has any assets, and TWC expects that TKCCP will be formally dissolved in 2007. For accounting purposes, the distribution of TKCCP’s assets has been treated as a sale of the Company’s 50% interest in the Houston Pool, and, as a result, the Company expects to record a pretax gain of approximately $150 million in the first quarter of 2007.

6.	MERGER-RELATED AND RESTRUCTURING COSTS

Merger-related Costs

Through December 31, 2006, the Company has expensed non-capitalizable merger-related costs associated with the Transactions of approximately $46 million, of which approximately $38 million and $8 million was incurred during 2006 and 2005, respectively. The merger-related costs are related primarily to consulting fees

TIME WARNER CABLE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

concerning integration planning for the Transactions and other costs incurred in connection with notifying new customers of the change in cable providers.

As of December 31, 2006, payments of $42 million have been made against this accrual, of which $38 million and $4 million were made during 2006 and 2005, respectively. The remaining $4 million liability is classified as a current liability in the accompanying 2006 consolidated balance sheet.

Restructuring Costs

For the year ended December 31, 2006, the Company incurred restructuring costs of approximately $18 million. The year ended December 31, 2005 included approximately $35 million of restructuring costs, primarily associated with the early retirement of certain senior executives and the closing of several local news channels, partially offset by a $1 million reduction in restructuring charges, reflecting changes to previously established restructuring accruals. The Company’s restructuring activities are part of the Company’s broader plans to simplify its organizational structure and enhance its customer focus.

As of December 31, 2006, approximately $15 million of the remaining $23 million liability was classified as a current liability, with the remaining $8 million classified as a noncurrent liability in the accompanying 2006 consolidated balance sheet. Amounts are expected to be paid through 2011.

Information relating to the restructuring costs is as follows (in millions):

	Employee	Other
	Terminations	Exit Costs	Total

2005 accruals	$28	$6	$34
Cash paid — 2005	(5)	(3)	(8)

Remaining liability as of December 31, 2005	23	3	26
2006 accruals	8	10	18
Cash paid — 2006	(13)	(8)	(21)

Remaining liability as of December 31, 2006	$18	$5	$23

7.	GOODWILL AND OTHER INTANGIBLE ASSETS

FASB Statement No. 142, Goodwill and Other Intangible Assets, requires that goodwill and other intangible assets deemed to have an indefinite useful life be reviewed for impairment at least annually.

Goodwill impairment is determined using a two-step process. The first step of the goodwill impairment test is to identify a potential impairment by comparing the fair value of a reporting unit with its carrying amount, including goodwill. The Company has identified six reporting units based on the geographic locations of its systems. The estimates of fair value of a reporting unit are determined using various valuation techniques, with the primary technique being a discounted cash flow analysis. A discounted cash flow analysis requires one to make various judgmental assumptions including assumptions about future cash flows, growth rates and discount rates. The assumptions about future cash flows and growth rates are based on TWC’s budget and business plan and assumptions are made about the perpetual growth rate for periods beyond the long-term business plan period. Discount rate assumptions are based on an assessment of the risk inherent in the future cash flows of the respective reporting units. In estimating the fair values of its reporting units, the Company also uses research analyst estimates, as well as comparable market analyses. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is not deemed to be impaired and the second step of the impairment test is not performed. If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any. The second step of the goodwill impairment test compares the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill. If the

TIME WARNER CABLE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

carrying amount of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination. In other words, the fair value of the reporting unit is allocated to all of the assets and liabilities of that unit (including any unrecognized intangible assets) as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the purchase price paid to acquire the reporting unit.

The impairment test for other intangible assets not subject to amortization consists of a comparison of the fair value of the intangible asset with its carrying value. The Company has identified six units of accounting based upon geographic locations of its systems in performing its testing. If the carrying value of the intangible asset exceeds its fair value, an impairment loss is recognized in an amount equal to that excess. The estimates of fair value of intangible assets not subject to amortization are determined using various discounted cash flow valuation methodologies. The methodology used to value the cable franchises entails identifying the projected discrete cash flows related to such franchises and discounting them back to the valuation date. Significant assumptions inherent in the methodologies employed include estimates of discount rates. Discount rate assumptions are based on an assessment of the risk inherent in the respective intangible assets.

The Company’s 2006 annual impairment analysis, which was performed during the fourth quarter, did not result in an impairment charge. Other intangible assets not subject to amortization are tested for impairment annually, or more frequently if events or circumstances indicate that the asset might be impaired.

A summary of changes in the Company’s goodwill during the year ended December 31, 2006 is as follows (in millions):

Balance at December 31, 2005	$1,769
Acquisitions and dispositions(a)	312
Other	(22)

Balance at December 31, 2006	$2,059

(a)	Includes goodwill recorded as a result of the preliminary purchase price allocation for the Adelphia Acquisition and the Exchange of $1.050 billion, partially offset by a $738 million adjustment to goodwill related to the excess of the carrying value of the Comcast minority interests in TWC and TWE acquired over the total fair value of the Redemptions. Of the $738 million adjustment to goodwill, approximately $719 million is associated with the TWC Redemption and approximately $19 million is associated with the TWE Redemption. Refer to Note 5 for additional information regarding the Transactions.

TIME WARNER CABLE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of December 31, 2006 and 2005, the Company’s other intangible assets and related accumulated amortization included the following (in millions):

	December 31, 2006			December 31, 2005
		Accumulated			Accumulated
	Gross	Amortization	Net	Gross	Amortization	Net

Other intangible assets subject to amortization:
Customer relationships	$1,128	$(323)	$805	$246	$(169)	$77
Renewal of cable franchises	134	(100)	34	122	(94)	28
Other	101	(64)	37	74	(36)	38

Total	$1,363	$(487)	$876	$442	$(299)	$143

Other intangible assets not subject to amortization:
Cable franchises	$39,342	$(1,294)	$38,048	$28,939	$(1,378)	$27,561
Other	3	—	3	3	—	3

Total	$39,345	$(1,294)	$38,051	$28,942	$(1,378)	$27,564

The Company recorded amortization expense of $167 million in 2006 and $72 million in each of 2005 and 2004. Based on the current amount of intangible assets subject to amortization, the estimated amortization expense is expected to be $250 million in 2007, $233 million in 2008, $231 million in 2009, $136 million in 2010 and $6 million in 2011. As acquisitions and dispositions occur in the future and as purchase price allocations are finalized, these amounts may vary.

The Company recorded the following intangible assets in conjunction with the Transactions (in millions):

		Depreciation/
		Amortization
		Periods

Customer relationships and other	$882	4 years
Cable franchises	10,487	non-amortizable
Goodwill, net of adjustments(a)	312	non-amortizable

Total	$11,681

(a)	Includes goodwill recorded as a result of the preliminary purchase price allocation for the Adelphia Acquisition and the Exchange of $1.050 billion, partially offset by a $738 million adjustment to goodwill related to the excess of the carrying value of the Comcast minority interests in TWC and TWE acquired over the total fair value of the Redemptions. Of the $738 million adjustment to goodwill, approximately $719 million is associated with the TWC Redemption and approximately $19 million is associated with the TWE Redemption. Refer to Note 5 for additional information regarding the Transactions.

8.	INVESTMENTS AND JOINT VENTURES

The Company had investments of $2.072 billion and $1.967 billion as of December 31, 2006 and 2005, respectively. These investments are comprised almost entirely of equity method investees.

As of December 31, 2006, investments accounted for using the equity method primarily consisted of TKCCP (50% owned, of which the Company recognized 100% of the operations of the Kansas City Pool, which TWC began consolidating beginning January 1, 2007) and SpectrumCo, LLC, a wireless joint venture in which TWC and several other cable companies and Sprint are participants (the “Wireless Joint Venture”) (26.6% owned), to which TWC contributed $633 million in 2006. In addition, at December 31, 2006, the Company expects to record a pretax

TIME WARNER CABLE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

gain of approximately $150 million in the first quarter of 2007, as a result of the distribution of TKCCP’s assets. Refer to Note 5 for additional information regarding the dissolution of TKCCP.

As of December 31, 2005, investments accounted for using the equity method primarily consisted of TKCCP (50% owned, approximately 1.557 million basic video subscribers as of December 31, 2005).

As of December 31, 2004, investments accounted for using the equity method primarily included: TKCCP (50% owned, approximately 1.519 million basic video subscribers at December 31, 2004) and Urban Cable (40% owned, approximately 50,000 basic video subscribers as of December 31, 2004).

A summary of financial information as reported by these equity investees is presented below (the 2006 financial information includes the results of TKCCP for the seven-month period ended July 31, 2006 and the results of the Kansas City Pool for the five-month period ended December 31, 2006, and all periods exclude the results of Urban Cable, which was consolidated in 2005 and transferred to Comcast in the Exchange in 2006):

	Year Ended December 31,
	2006	2005	2004
	(in millions)

Operating Results:
Total revenues	$1,316	$1,470	$1,298
Operating Income	250	198	175
Net income	146	81	95

	As of December 31,
	2006	2005
	(in millions)

Balance Sheet:
Current assets	$42	$146
Noncurrent assets	1,280	2,570

Total assets	$1,322	$2,716

Current liabilities	$89	$477
Noncurrent liabilities	7	1,723

Total liabilities	$96	$2,200

Total equity	$1,226	$516

At December 31, 2006 and 2005, the Company’s recorded investment in TKCCP was greater than its equity in the underlying net assets of this equity method investee by approximately $140 million. This difference was primarily due to fair value adjustments recorded in connection with the AOL-Historic TW merger. The Company’s recorded investment for the Wireless Joint Venture approximates the Company’s equity interest in the underlying net assets of this equity method investment.

TIME WARNER CABLE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.	DEBT AND MANDATORILY REDEEMABLE PREFERRED EQUITY

The Company’s outstanding debt and mandatorily redeemable preferred equity, as of December 31, 2006 and 2005, includes the following components:

		Interest rate at			Outstanding Borrowings as of
	Face	December 31,		Year of	December 31,	December 31,
	Amount	2006		Maturity	2006	2005
	(in millions)				(in millions)

Debt due within one year:
Capital leases and other					$4	$—
Long-term debt:
Bank credit agreements and commercial paper program(a)(b)		5.680	%(c)	2009-2011	11,077	1,101
TWE notes and debentures:
Senior debentures	$600	7.250	%(d)	2008	602	604
Senior notes	250	10.150	%(d)	2012	271	275
Senior notes	350	8.875	%(d)	2012	369	372
Senior debentures	1,000	8.375	%(d)	2023	1,043	1,046
Senior debentures	1,000	8.375	%(d)	2033	1,055	1,057

Total TWE notes and debentures(e)	$3,200				3,340	3,354

Capital leases and other					11	8

Total long-term debt					14,428	4,463
Preferred equity:
TW NY Series A Preferred Membership Units	$300	8.210%		2013	300	—
Mandatorily redeemable preferred equity issued by a subsidiary					—	2,400

Total debt and preferred equity					$14,732	$6,863

(a)	Unused capacity, which includes $51 million and $12 million in cash and equivalents at December 31, 2006 and 2005, respectively, equals $2.798 billion and $2.752 billion at December 31, 2006 and 2005, respectively. Unused capacity at December 31, 2006 reflects a reduction for $159 million of outstanding letters of credit backed by the Cable Revolving Facility.
(b)	Amount of outstanding borrowings excludes unamortized discount on commercial paper of $17 million and $4 million at December 31, 2006 and 2005, respectively.
(c)	Rate represents a weighted-average interest rate.
(d)	Rate represents the stated rate at original issuance. The effective weighted-average interest rate for the TWE notes and debentures in the aggregate is 7.61% at December 31, 2006.
(e)	Includes an unamortized fair value adjustment of $140 million and $154 million as of December 31, 2006 and 2005, respectively.

Bank Credit Agreements and Commercial Paper Programs

In the first quarter of 2006, the Company entered into $14.0 billion of bank credit agreements, which consist of an amended and restated $6.0 billion five-year revolving credit facility (including $2.0 billion of increased commitments), a new $4.0 billion five-year term loan facility and a new $4.0 billion three-year term loan facility.

TIME WARNER CABLE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Collectively, these facilities refinanced $4.0 billion of previously existing committed bank financing, while the $2.0 billion increase in the revolving credit facility and the $8.0 billion of new term loan facilities were used to finance, in part, the cash portions of the Transactions. As discussed below, the increase in the revolving credit facility and the two term loan facilities became effective concurrent with the closing of the Adelphia Acquisition, and the term loans were fully utilized at that time.

Following the financing transactions described above, TWC has a $6.0 billion senior unsecured five-year revolving credit facility with a maturity date of February 15, 2011 (the “Cable Revolving Facility”). This represents a refinancing of TWC’s previous $4.0 billion of revolving bank commitments with a maturity date of November 23, 2009, plus an increase of $2.0 billion effective concurrent with the closing of the Adelphia Acquisition. Also effective concurrent with the closing of the Adelphia Acquisition are two $4.0 billion term loan facilities (the “Cable Term Facilities” and, collectively with the Cable Revolving Facility, the “Cable Facilities”), with maturity dates of February 24, 2009 and February 21, 2011, respectively. TWE is no longer a borrower in respect of any of the Cable Facilities, although TWE and TW NY Holding guarantee the obligations of TWC under the Cable Facilities. As of December 31, 2006, there were borrowings of $8.0 billion outstanding under the Cable Term Facilities.

On October 18, 2006, TW NY Holding executed and delivered unconditional guaranties of the obligations of TWC under the Cable Facilities. In addition, contemporaneously with the completion by TW NY of the TWE GP Transfer described below, TW NY was released from its guaranties of TWC’s obligations under the Cable Facilities in accordance with the terms of the Cable Facilities. In addition, following the adoption of the amendments to the TWE Indenture pursuant to the Eleventh Supplemental Indenture described below, the guaranties previously provided by ATC and Warner Communications Inc. (“WCI”), subsidiaries of Time Warner, of TWC’s obligations under the Cable Facilities were automatically terminated in accordance with the terms of the Cable Facilities.

Borrowings under the Cable Revolving Facility bear interest at a rate based on the credit rating of TWC, which rate was LIBOR plus 0.27% per annum as of December 31, 2006. In addition, TWC is required to pay a facility fee on the aggregate commitments under the Cable Revolving Facility at a rate determined by the credit rating of TWC, which rate was 0.08% per annum as of December 31, 2006. TWC may also incur an additional usage fee of 0.10% per annum on the outstanding loans and other extensions of credit under the Cable Revolving Facility if and when such amounts exceed 50% of the aggregate commitments thereunder. Borrowings under the Cable Term Facilities bear interest at a rate based on the credit rating of TWC, which rate was LIBOR plus 0.40% per annum as of December 31, 2006. In addition, TWC paid a facility fee on the aggregate commitments under the Cable Term Facilities for the period prior to the closing of the Adelphia Acquisition at a rate of 0.08% per annum.

The Cable Revolving Facility provides same-day funding capability and a portion of the commitment, not to exceed $500 million at any time, may be used for the issuance of letters of credit. The Cable Facilities contain a maximum leverage ratio covenant of 5.0 times the consolidated EBITDA of TWC. The terms and related financial metrics associated with the leverage ratio are defined in the Cable Facility agreements. At December 31, 2006, TWC was in compliance with the leverage covenant, with a leverage ratio, calculated in accordance with the agreements, of approximately 3.3 times. The Cable Facilities do not contain any credit ratings-based defaults or covenants or any ongoing covenant or representations specifically relating to a material adverse change in the financial condition or results of operations of Time Warner or TWC. Borrowings under the Cable Revolving Facility may be used for general corporate purposes and unused credit is available to support borrowings under TWC’s commercial paper program. Borrowings under the Cable Facilities were used to finance, in part, the cash portions of the Transactions. As of December 31, 2006, there were borrowings of $925 million and letters of credit totaling $159 million outstanding under the Cable Revolving Facility, and approximately $2.152 billion of commercial paper was supported by the Cable Revolving Facility. TWC’s unused committed capacity as of December 31, 2006 was $2.798 billion, net of $17 million unamortized discount on commercial paper and including $51 million of cash and equivalents.

On December 4, 2006, TWC entered into a $6.0 billion unsecured commercial paper program (the “New Program”) that replaced its previous $2.0 billion commercial paper program (the “Prior Program”). TWC’s

TIME WARNER CABLE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

obligations under the New Program are guaranteed by TW NY Holding and TWE, both subsidiaries of TWC, while TWC’s obligations under the Prior Program were guaranteed by ATC, WCI (both subsidiaries of Time Warner but not of TWC) and TWE. Commercial paper issued under the New Program is supported by the unused committed capacity of the Cable Revolving Facility. The commercial paper issued under the New Program ranks pari passu with TWC’s, TWE’s and TW NY Holding’s other unsecured senior indebtedness.

No new commercial paper was issued under the Prior Program after December 4, 2006, and the Prior Program was terminated on February 14, 2007, upon the repayment of the last remaining notes issued thereunder. As of December 31, 2006, there was approximately $1.500 billion of commercial paper outstanding under the New Program and approximately $652 million of commercial paper outstanding under the Prior Program.

TWE Notes and Debentures

During 1992 and 1993, TWE issued the TWE notes and debentures (the “TWE Notes”) publicly in a number of offerings. The maturities of these outstanding issuances ranged from 15 to 40 years and the fixed interest rates range from 7.25% to 10.15%. The fixed-rate borrowings include an unamortized debt premium of $140 million and $154 million as of December 31, 2006 and 2005, respectively. The debt premium is amortized over the term of each debt issue as a reduction of interest expense. As discussed below, TWC and TW NY Holding have each guaranteed TWE’s obligations under the TWE Notes. Prior to November 2, 2006, ATC and WCI each guaranteed pro rata portions of the TWE Notes based on the relative fair value of the net assets that each contributed to TWE prior to the restructuring of TWE, which was completed in March 2003 (the “TWE Restructuring”). On September 10, 2003, TWE submitted an application with the SEC to withdraw its 7.25% Senior Debentures (due 2008) from listing and registration on the NYSE. The application to withdraw was granted by the SEC effective on October 17, 2003. As a result, TWE has no obligation to file reports with the SEC under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

Pursuant to the Ninth Supplemental Indenture to the indenture (the “TWE Indenture”) governing the TWE Notes, TW NY, a subsidiary of TWC and a successor in interest to Time Warner NY Cable Inc., agreed to waive, for so long as it remained a general partner of TWE, the benefit of certain provisions in the TWE Indenture which provided that it would not have any liability for the TWE Notes as a general partner of TWE (the “TW NY Waiver”). On October 18, 2006, TW NY contributed all of its general partnership interests in TWE to TWE GP Holdings LLC, its wholly owned subsidiary (the “TWE GP Transfer”), and, as a result, the TW NY Waiver, by its terms, ceased to be in effect. In addition, on October 18, 2006, TWC, together with TWE, TW NY Holding, ATC, WCI and The Bank of New York, as Trustee, entered into the Tenth Supplemental Indenture to the TWE Indenture. Pursuant to the Tenth Supplemental Indenture to the TWE Indenture, TW NY Holding fully, unconditionally and irrevocably guaranteed the payment of principal and interest on the TWE Notes.

On October 19, 2006, TWE commenced a consent solicitation to amend the TWE Indenture to simplify the guaranty structure of the TWE Notes and to amend TWE’s reporting obligations under the TWE Indenture. On November 2, 2006, the consent solicitation was completed, and TWE, TWC, TW NY Holding and The Bank of New York, as Trustee, entered into the Eleventh Supplemental Indenture to the TWE Indenture, which (i) amended the guaranty of the TWE Notes previously provided by TWC to provide a direct guaranty of the TWE Notes by TWC, rather than a guaranty of the TW Partner Guaranties (as defined below), (ii) terminated the guaranties (the “TW Partner Guaranties”) previously provided by ATC and WCI, which entities are subsidiaries of Time Warner, and (iii) amended TWE’s reporting obligations under the TWE Indenture to allow TWE to provide holders of the TWE Notes with quarterly and annual reports that TWC (or any other ultimate parent guarantor, as described in the Eleventh Supplemental Indenture) would be required to file with the SEC pursuant to Section 13 of the Exchange Act, if it were required to file such reports with the SEC in respect of the TWE Notes pursuant to such section of the Exchange Act, subject to certain exceptions as described in the Eleventh Supplemental Indenture.

TIME WARNER CABLE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

TW NY Mandatorily Redeemable Non-voting Series A Preferred Membership Units

In connection with the financing of the Adelphia Acquisition, TW NY issued $300 million of its Series A Preferred Membership Units (the “TW NY Series A Preferred Membership Units”) to a limited number of third parties. The TW NY Series A Preferred Membership Units pay cash dividends at an annual rate equal to 8.21% of the sum of the liquidation preference thereof and any accrued but unpaid dividends thereon, on a quarterly basis. The TW NY Series A Preferred Membership Units are subject to mandatory redemption by TW NY on August 1, 2013 and are not redeemable by TW NY at any time prior to that date. The redemption price of the TW NY Series A Preferred Membership Units is equal to their liquidation preference plus any accrued and unpaid dividends through the redemption date. Except under limited circumstances, holders of TW NY Series A Preferred Membership Units have no voting rights.

The terms of the TW NY Series A Preferred Membership Units require that holders owning a majority of the TW NY Series A Preferred Membership Units must approve any agreement for a material sale or transfer by TW NY and its subsidiaries of assets at any time during which TW NY and its subsidiaries maintain, collectively, cable systems serving fewer than 500,000 cable subscribers, or that would (after giving effect to such asset sale) cause TW NY to maintain, directly or indirectly, fewer than 500,000 cable subscribers, unless the net proceeds of the asset sale are applied to fund the redemption of the TW NY Series A Preferred Membership Units and the sale occurs on or immediately prior to the redemption date. Additionally, for so long as the TW NY Series A Preferred Membership Units remain outstanding, TW NY may not merge or consolidate with another company, or convert from a limited liability company to a corporation, partnership or other entity, unless (i) such merger or consolidation is permitted by the asset sale covenant described above, (ii) if TW NY is not the surviving entity or is no longer a limited liability company, the then holders of the TW NY Series A Preferred Membership Units have the right to receive from the surviving entity securities with terms at least as favorable as the TW NY Series A Preferred Membership Units and (iii) if TW NY is the surviving entity, the tax characterization of the TW NY Series A Preferred Membership Units would not be affected by the merger or consolidation. Any securities received from a surviving entity as a result of a merger or consolidation or the conversion into a corporation, partnership or other entity must rank senior to any other securities of the surviving entity with respect to dividends and distributions or rights upon a liquidation.

Mandatorily Redeemable Preferred Equity

On July 28, 2006, ATC, a subsidiary of Time Warner, contributed its $2.4 billion of mandatorily redeemable preferred equity interest and a 1% common equity interest in TWE to TW NY Holding in exchange for a 12.4% non-voting common equity interest in TW NY Holding. TWE originally issued the $2.4 billion mandatorily redeemable preferred equity to ATC in connection with the TWE Restructuring. The issuance was a noncash transaction. The preferred equity pays cash distributions on a quarterly basis, at an annual rate of 8.059% of its face value, and is required to be redeemed by TWE in cash on April 1, 2023.

Time Warner Approval Rights

Under a shareholder agreement entered into between TWC and Time Warner on April 20, 2005 (the “Shareholder Agreement”), TWC is required to obtain Time Warner’s approval prior to incurring additional debt (except for the issuance of commercial paper or borrowings under TWC’s current revolving credit facility up to the limit of that credit facility, to which Time Warner has consented) or rental expenses (other than with respect to certain approved leases) or issuing preferred equity, if its consolidated ratio of debt, including preferred equity, plus six times its annual rental expense to EBITDAR (the “TW Leverage Ratio”) then exceeds, or would as a result of the incurrence or issuance exceed, 3:1. Under certain circumstances, TWC also includes the indebtedness, annual rental expense obligations and EBITDAR of certain unconsolidated entities that it manages and/or in which it owns an equity interest, in the calculation of the TW Leverage Ratio. The Shareholder Agreement defines EBITDAR, at any time of measurement, as operating income plus depreciation, amortization and rental expense (for any lease that is not accounted for as a capital lease) for the twelve months ending on the last day of TWC’s most recent fiscal

TIME WARNER CABLE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

quarter, including certain adjustments to reflect the impact of significant transactions as if they had occurred at the beginning of the period.

The following table sets forth the calculation of the TW Leverage Ratio for the year ended December 31, 2006 (in millions, except ratio):

Indebtedness	$14,432
Preferred Membership Units	300
Six times annual rental expense	1,099

Total	$15,831

EBITDAR	$5,344

TW Leverage Ratio	2.96x

As indicated in the table above, as of December 31, 2006, the TW Leverage Ratio did not exceed 3:1.

Deferred Financing Costs

As of December 31, 2006, the Company has capitalized $17 million of deferred financing costs associated with entering into the Cable Facilities and the establishment of its commercial paper program and the issuance by TW NY of the TW NY Series A Preferred Membership Units. These capitalized costs are amortized over the term of the related debt facility and preferred equity and are included as a component of interest expense.

Maturities

Annual repayments of long-term debt and preferred equity are expected to occur as follows (in millions):

Year	Repayments

2008	$600
2009	4,000
2010	—
2011	7,094
2012	609
Thereafter	2,302

$14,605

Fair Value of Debt

Based on the level of interest rates prevailing at December 31, 2006 and 2005, the fair value of TWC’s fixed-rate debt (including the mandatorily redeemable preferred equity) exceeded its carrying value by approximately $363 million and $325 million at December 31, 2006 and 2005, respectively. Unrealized gains or losses on debt do not result in the realization or expenditure of cash and are not recognized for financial reporting purposes unless the debt is retired prior to its maturity.

10.	INCOME TAXES

TWC is not a separate taxable entity for U.S. federal and various state income tax purposes and its results are included in the consolidated U.S. federal and certain state income tax returns of Time Warner. The following income tax information has been prepared assuming TWC was a stand-alone taxpayer for all periods presented.

TIME WARNER CABLE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The components of the provision for income taxes are as follows (in millions):

	Year Ended December 31,
	2006	2005	2004

Federal:
Current	$(324)	$(471)	$35
Deferred	(196)	(158)	(383)
State:
Current	(56)	(77)	(45)
Deferred	(44)	553	(61)

Total income tax provision	$(620)	$(153)	$(454)

The difference between income taxes expected at the U.S. federal statutory income tax rate of 35% and income taxes provided is detailed below (in millions):

	Year Ended December 31,
	2006	2005	2004

Taxes on income at U.S. federal statutory rate	$(545)	$(456)	$(380)
State and local taxes, net of federal tax benefits	(69)	(73)	(71)
State tax law change, deferred tax impact(a)	—	205	—
State ownership restructuring and methodology changes, deferred tax impact(b)	—	174	—
Other	(6)	(3)	(3)

Reported income tax provision	$(620)	$(153)	$(454)

     _ _

(a)	Represents changes to the method of taxation in Ohio. The income tax is being phased out and replaced with a gross receipts tax.
(b)	Represents the restructuring of the Company’s partnership interests in Texas and certain other state methodology changes.

The Company has recorded a tax provision in shareholders’ equity of $1 million in 2006 and a tax benefit in shareholders’ equity of $3 million and $2 million in 2005 and 2004, respectively, in connection with the exercise of certain stock options.

Significant components of TWC’s net deferred tax liabilities are as follows (in millions):

	As of December 31,
	2006	2005

Cable franchise costs and customer relationships	$(10,806)	$(10,037)
Fixed assets	(1,837)	(1,354)
Investments	(552)	(334)
Other	(92)	(184)

Deferred tax liabilities	(13,287)	(11,909)
Stock-based compensation	138	139
Other	247	139

Deferred tax assets	385	278

Net deferred tax liabilities	$(12,902)	$(11,631)

TIME WARNER CABLE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of July 31, 2006, TWC increased its common equity ownership in TWE from 94.3% to 100%. Net income for financial reporting purposes of TWE is allocated to the partners in accordance with the partners’ common ownership interests. Income for tax purposes is allocated in accordance with the partnership agreement and related tax law. As a result, the allocation of taxable income to the partners differs from the allocation of net income for financial reporting purposes. In addition, pursuant to the partnership agreement, TWE makes tax distributions based upon the taxable income of the partnership. The payments are made to each partner in accordance with their common ownership interest.

11.	EMPLOYEE BENEFIT PLANS

The Company participates in various funded and unfunded non-contributory defined benefit pension plans administered by Time Warner (the “Pension Plans”) and the TWC Savings Plan (the “401K Plan”), a defined pre-tax contribution plan.

Benefits under the Pension Plans for all employees are determined based on formulas that reflect employees’ years of service and compensation levels during their employment period and participation in the plans. Former Adelphia and Comcast employees that became TWC employees in connection with the Transactions will not receive credit for their years of employment by Adelphia or Comcast and are subject to a one-year waiting period before becoming eligible to participate in the Pension Plans. The Pension Plans’ assets are held in a master trust with plan assets of another Time Warner defined benefit pension plan (the “Master Trust”). Time Warner’s common stock represents approximately 3% of total defined benefit pension plan assets held in the Master Trust at both December 31, 2006 and 2005. TWC uses a December 31 measurement date for the majority of its plans. A summary of activity for the Pension Plans is as follows (in millions):

	As of December 31,
	2006	2005

Change in Benefit Obligations:
Projected benefit obligation, beginning of year	$937	$781
Service cost	63	49
Interest cost	58	51
Actuarial gain (loss)	(4)	64
Benefits paid	(16)	(12)
Net periodic benefit costs from discontinued operations	4	4

Projected benefit obligation, end of year	$1,042	$937

Accumulated benefit obligation	$867	$784

Change in Plan Assets:
Fair value of plan assets, beginning of year	$927	$802
Actual return on plan assets	130	46
Employer contributions	101	91
Benefits paid	(16)	(12)

Fair value of plan assets, end of year	$1,142	$927

Funded Status:
Fair value of plan assets, end of year	$1,142	$927
Projected benefit obligation, end of year	1,042	937

Funded status	100	(10)
Unrecognized actuarial loss	—	306

Net amount recognized	$100	$296

TIME WARNER CABLE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Amounts recognized in the accompanying consolidated balance sheet as of December 31, 2006 consisted of (in millions):

Noncurrent asset	$132
Current liability	(1)
Noncurrent liability	(31)

$100

Accumulated other comprehensive loss:
Net actuarial loss	$217

Amounts recognized in the accompanying consolidated balance sheet as of December 31, 2005 consisted of (in millions):

Prepaid benefit cost	$320
Accrued benefit cost	(35)
Accumulated other comprehensive loss	11

Net amount recognized	$296

Included in the change in benefit obligations table above are the following projected benefit obligations and accumulated benefit obligations for the unfunded defined benefit pension plan (in millions):

	As of December 31,
	2006	2005

Projected benefit obligation	$33	$35
Accumulated benefit obligation	35	35

The components of net periodic benefit cost from continuing operations are as follows (in millions):

	Year Ended December 31,
	2006	2005	2004

Service cost	$63	$49	$43
Interest cost	58	51	44
Expected return on plan assets	(73)	(64)	(47)
Amounts amortized	29	21	20

Net periodic benefit cost	$77	$57	$60

The estimated amounts that will be amortized from accumulated other comprehensive loss into net periodic benefit cost in 2007 include an actuarial loss of $10 million.

Weighted-average assumptions used to determine benefit obligations at December 31, 2006, 2005 and 2004 are as follows:

	2006		2005	2004

Discount rate	6.00%		5.75%	6.00%
Rate of compensation increase	4.50%	(a)	4.50%	4.50%

(a)	Actuarially determined table of rates that average to 4.50%.

TIME WARNER CABLE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Weighted-average assumptions used to determine net periodic benefit cost for the years ended December 31, 2006, 2005 and 2004 are as follows:

	2006	2005	2004

Discount rate	5.75%	6.00%	6.25%
Expected return on plan assets	8.00%	8.00%	8.00%
Rate of compensation increase	4.50%	4.50%	4.50%

The discount rate was determined by comparison against the Moody’s Aa Corporate Bond Index rate, adjusted for coupon frequency and duration of the obligation. The resulting discount rate is supported by periodic matching of plan liability cash flows to a pension yield curve constructed of a large population of high-quality corporate bonds. A decrease in the discount rate of 25 basis points, from 5.75% to 5.50%, while holding all other assumptions constant, would have resulted in an increase in the TWC’s pension expense of approximately $10 million in 2006.

In developing the expected long-term rate of return on assets, the Company considered the pension portfolio’s composition, past average rate of earnings and discussions with portfolio managers. The expected long-term rate of return is based on an asset allocation assumption of 75% equity securities and 25% fixed-income securities, which approximated the actual allocation as of December 31, 2006. A decrease in the expected long-term rate of return of 25 basis points, from 8.00% to 7.75%, while holding all other assumptions constant, would have resulted in an increase in the Company’s pension expense of approximately $3 million in 2006. The expected rate of return for each plan is based on its expected asset allocation.

As of December 31, 2006, the Company converted to the Retirement Plans (“RP”) 2000 Mortality Table for calculating the year-end 2006 pension obligations and 2007 expense. The impact of this change will increase consolidated pension expense for 2007 by approximately $9 million. Additional demographic assumptions such as retirement and turnover rates were also updated to reflect recent plan experience, which will increase consolidated pension expense for 2007 by approximately $8 million.

The Master Trust’s weighted-average asset allocations by asset category are as follows: 77% equity securities and 23% fixed-income securities at December 31, 2006, and 75% equity securities and 25% fixed-income securities at December 31, 2005. The Company’s investment strategy for the Pension Plans is to maximize the long-term rate of return on plan assets within an acceptable level of risk while maintaining adequate funding levels. The Company’s practice is to conduct a strategic review of its asset allocation strategy every five years. The Company’s current broad strategic targets are to have a Master Trust asset portfolio comprising 75% equity securities and 25% fixed-income securities. A portion of the fixed-income allocation is reserved in short-term cash to provide for expected benefits to be paid in the short term. The Company’s equity portfolios are managed to achieve optimal diversity. The Company’s fixed-income portfolio is investment-grade in the aggregate. The Company does not manage any assets internally, does not have any passive investments in index funds and does not utilize hedging, futures or derivative instruments as it relates to its pension plans.

After considering the funded status of the Company’s defined benefit pension plans, movements in the discount rate, investment performance and related tax consequences, the Company may choose to make contributions to its pension plan in any given year. There currently are no minimum required contributions, and no discretionary or noncash contributions are currently planned. For the Company’s unfunded plan, contributions will continue to be made to the extent benefits are paid. Expected benefit payments for the unfunded plan for 2007 are approximately $2 million.

TIME WARNER CABLE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Information about the expected benefit payments for the Company’s defined benefit pension plans, including unfunded plans previously noted, related to continuing operations is as follows (in millions):

2007	$19
2008	23
2009	25
2010	27
2011	32
2012 to 2016	227

Certain employees of TWC participate in multi-employer pension plans for which the expense was $24 million, $21 million and $19 million in 2006, 2005 and 2004, respectively.

TWC employees also generally participate in certain defined contribution plans, including the 401K Plan, for which the expense totaled $47 million, $39 million and $33 million in 2006, 2005 and 2004, respectively. The Company’s contributions to the defined contribution plans are primarily based on a percentage of the employees’ elected contributions and are subject to plan provisions.

TIME WARNER CABLE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12.	RELATED PARTIES

In the normal course of conducting its business, the Company has various transactions with Time Warner, affiliates and subsidiaries of Time Warner, Comcast and the equity method investees of TWC. Effective August 1, 2006, as a result of the completion of the Redemptions, Comcast is no longer a related party. A summary of these transactions is as follows (in millions):

	Year Ended December 31,
	2006	2005	2004

Revenues:
Advertising	$9	$10	$22
AOL broadband subscriptions	19	26	35
Road Runner revenues from TWC’s unconsolidated cable television systems joint ventures	65	68	53
Other	1	2	2

Total	$94	$106	$112

Costs of revenues:
Programming services provided by affiliates and subsidiaries of Time Warner	$(718)	$(553)	$(522)
Programming services provided by affiliates of Comcast	(29)	(43)	(40)
Connectivity services provided by affiliates and subsidiaries of Time Warner	(39)	(18)	(45)
Other costs charged by affiliates and subsidiaries of Time Warner	(33)	(12)	(7)
Other costs charged by equity investees	(11)	(11)	(9)

Total	$(830)	$(637)	$(623)

Selling, general and administrative expenses:
Management fee income from unconsolidated cable television system joint ventures	$28	$42	$39
Management fees paid to Time Warner	(13)	(8)	(7)
Transactions with affiliates and subsidiaries of Time Warner	(6)	(10)	(9)

Total	$9	$24	$23

Interest expense, net:
Interest income on amounts receivable from unconsolidated cable television system joint ventures	$39	$35	$25
Interest expense paid to Time Warner(a)	(112)	(193)	(193)

Total	$(73)	$(158)	$(168)

(a)	Represents interest paid to Time Warner in connection with the mandatorily redeemable preferred equity issued in the TWE Restructuring in 2003.

Reimbursements of Programming Expense

A subsidiary of Time Warner previously agreed to assume a portion of the cost of TWC’s new contractual carriage arrangements with a programmer in order to secure other forms of content from the same programmer over time periods consistent with the terms of the respective TWC carriage contract. The amount assumed represented Time Warner’s best estimate of the fair value of the other content acquired by the Time Warner subsidiary at the time

TIME WARNER CABLE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the agreements were executed. Under this arrangement, the subsidiary makes periodic payments to TWC that are classified a reduction of programming costs in the accompanying consolidated statement of operations. Payments received and accrued under this agreement totaled approximately $36 million, $30 million and $15 million in 2006, 2005 and 2004, respectively.

13.	SHAREHOLDERS’ EQUITY

TWC is authorized to issue up to 20 billion shares of Class A common stock, par value $0.01 per share, and 5 billion shares of Class B common stock, par value $0.01 per share. As of December 31, 2006, 902 million shares of Class A common stock and 75 million shares of Class B common stock were issued and outstanding. TWC has also authorized 1.0 billion shares of preferred stock, par value $0.01 per share; however, no preferred shares have been issued, nor does the Company have any current plans to issue any preferred shares.

Prior to the closing of the Transactions, Comcast held 179 million shares of TWC’s Class A common stock, of which 43 million shares were classified as mandatorily redeemable as a result of an agreement with Comcast entered into in 2004 that under certain circumstances would have required TWC to redeem such shares. As a result of the closing of the Redemptions, the requirement terminated and such shares were reclassified to shareholders’ equity before ultimately being redeemed on July 31, 2006, in connection with the TWC Redemption discussed below.

On July 31, 2006, in connection with the TWC Redemption, Comcast’s 17.9% interest in TWC’s outstanding Class A common stock was redeemed, and in connection with the Adelphia Acquisition, shares representing 17.3% of TWC’s outstanding Class A common stock were issued to Adelphia for the assets TWC acquired, both of which are discussed more fully in Note 5.

During 2006, immediately after the closing of the Redemptions but prior to the closing of the Adelphia Acquisition, TWC paid a stock dividend to holders of record of TWC’s Class A and Class B common stock of 999,999 shares of Class A or Class B common stock, respectively, per share of Class A or Class B common stock held at that time. All prior period common share and related per common share information has been recast to reflect the effect of the stock dividend.

Each share of Class A common stock votes as a single class with respect to the election of Class A directors, which are required to represent not less than one-sixth of the Company’s directors and not more than one-fifth of the Company’s directors. Each share of the Company’s Class B common stock votes as a single class with respect to the election of Class B directors, which are required to represent not less than four-fifths of the Company’s directors. Each share of Class B common stock issued and outstanding generally has ten votes on any matter submitted to a vote of the stockholders, and each share of Class A common stock issued and outstanding has one vote on any matter submitted to a vote of stockholders. Except for the voting rights characteristics described above, there are no differences between the Class A and Class B common stock. The Class A common stock and the Class B common stock will generally vote together as a single class on all matters submitted to a vote of the stockholders, except with respect to the election of directors. The Class B common stock is not convertible into the Company’s Class A common stock. As a result of its shareholdings, Time Warner has the ability to cause the election of all Class A and Class B directors.

As of December 31, 2006, Time Warner holds an 84.0% economic interest TWC (representing a 90.6% voting interest), through ownership of 82.7% of TWC’s Class A common stock and all of the outstanding shares of TWC’s Class B common stock.

TIME WARNER CABLE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

14.	COMMITMENTS AND CONTINGENCIES

Prior to the TWE Restructuring, TWE had various contingent commitments, including guarantees, related to the TWE non-cable businesses. In connection with the restructuring of TWE, some of these commitments were not transferred with their applicable non-cable business and they remain contingent commitments of TWE. Time Warner and its subsidiary, WCI, have agreed, on a joint and several basis, to indemnify TWE from and against any and all of these contingent liabilities, but TWE remains a party to these commitments.

TWC has cable franchise agreements containing provisions requiring the construction of cable plant and the provision of services to customers within the franchise areas. In connection with these obligations under existing franchise agreements, TWC obtains surety bonds or letters of credit guaranteeing performance to municipalities and public utilities and payment of insurance premiums. Such surety bonds and letters of credit as of December 31, 2006 and 2005 totaled $328 million and $245 million, respectively. Payments under these arrangements are required only in the event of nonperformance. TWC does not expect that these contingent commitments will result in any amounts being paid in the foreseeable future.

Firm Commitments

The Company has commitments under various firm contractual arrangements to make future payments for goods and services. These firm commitments secure future rights to various assets and services to be used in the normal course of operations. For example, the Company is contractually committed to make some minimum lease payments for the use of property under operating lease agreements. In accordance with current accounting rules, the future rights and obligations pertaining to these contracts are not reflected as assets or liabilities on the accompanying consolidated balance sheet.

The following table summarizes the material firm commitments of the Company at December 31, 2006 and the timing of and effect that these obligations are expected to have on the Company’s liquidity and cash flow in future periods. This table excludes certain Adelphia and Comcast commitments, which TWC did not assume, and excludes repayments on long-term debt (including capital leases) and commitments related to other entities, including certain unconsolidated equity method investees. TWC expects to fund these firm commitments with cash provided by operating activities generated in the ordinary course of business.

		2008-	2010-	2012 and
	2007	2009	2011	Thereafter	Total
	(in millions)

Programming purchases(a)	$2,867	$4,203	$2,846	$1,843	$11,759
Facility leases(b)	73	140	128	461	802
Data processing services	40	79	79	36	234
High-speed data connectivity	19	3	1	—	23
Digital Phone connectivity(c)	193	401	196	—	790
Converter and modem purchases	399	3	—	—	402
Other	20	17	2	7	46

Total	$3,611	$4,846	$3,252	$2,347	$14,056

(a)	The Company has purchase commitments with various programming vendors to provide video services to subscribers. Programming fees represent a significant portion of its costs of revenues. Future fees under such contracts are based on numerous variables, including number and type of customers. The amounts of the commitments reflected above are based on the number of subscribers at December 31, 2006 applied to the per subscriber contractual rates contained in the contracts that were in effect as of December 31, 2006.
(b)	The Company has facility lease commitments under various operating leases including minimum lease obligations for real estate and operating equipment.
(c)	Digital Phone connectivity commitments are based on the number of Digital Phone subscribers at December 31, 2006 and the per subscriber contractual rates contained in the contracts that were in effect as of December 31, 2006.

TIME WARNER CABLE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company’s total rent expense, which primarily includes facility rental expense and pole attachment rental fees, amounted to $149 million, $98 million and $101 million for the years ended December 31, 2006, 2005 and 2004, respectively.

Legal Proceedings

Government Investigations

As previously disclosed by the Company, the SEC and the U.S. Department of Justice (the “DOJ”) had conducted investigations into accounting and disclosure practices of Time Warner. Those investigations focused on advertising transactions, principally involving Time Warner’s AOL segment, the methods used by the AOL segment to report its subscriber numbers and the accounting related to Time Warner’s interest in AOL Europe prior to January 2002.

Time Warner and its subsidiary, AOL, entered into a settlement with the DOJ in December 2004 that provided for a deferred prosecution arrangement for a two-year period. In December 2006, as part of the deferred prosecution arrangement, the DOJ’s complaint against AOL was dismissed. As part of the settlement with the DOJ, in December 2004, Time Warner paid a penalty of $60 million and established a $150 million fund, which Time Warner could use to settle related securities litigation. During October 2005, the $150 million was transferred by Time Warner into a settlement fund for the members of the class covered by the primary consolidated securities class action that had been pending against Time Warner. In addition, on March 21, 2005, Time Warner announced that the SEC had approved Time Warner’s proposed settlement with the SEC. In connection with the settlement, Time Warner paid a $300 million penalty, which will be distributed to investors in connection with the distribution of the proceeds from the settlement in the consolidated securities class action. The payments made by Time Warner pursuant to the DOJ and SEC settlements have no impact on the consolidated financial statements of TWC.

Pursuant to the SEC settlement, the Time Warner restated its financial statements for each of the years ended December 31, 2000 through December 31, 2003 in its Annual Report on Form 10-K for the year ended December 31, 2004. In addition, an independent examiner was appointed to determine whether Time Warner’s historical accounting for transactions with 17 counterparties identified by the SEC staff, principally involving online advertising revenues and including three cable programming affiliation agreements with related advertising elements, was in conformity with GAAP. Of the 17 counterparties identified, only the three counterparties to the cable programming affiliation agreements involve transactions with TWC. During the third quarter of 2006, the independent examiner completed his review and, in accordance with the terms of the SEC settlement, provided a report to Time Warner’s audit and finance committee of his conclusions. As a result of the conclusions, Time Warner’s consolidated financial results were restated for each of the years ended December 31, 2000 through December 31, 2005 and for the three months ended March 31, 2006 and the three and six months ended June 30, 2006 and are reflected in amendments filed by Time Warner with the SEC on September 13, 2006. In addition, the Company restated its consolidated financial results for each of the years ended December 31, 2001 through December 31, 2005 and for the three months ended March 31, 2006 and the three and six months ended June 30, 2006. The restated consolidated financial results are reflected in the Company’s Current Report on Form 8-K filed with the SEC on February 13, 2007. See discussion of “Restatement of Prior Financial Information” in Note 1.

Other Matters

On May 20, 2006, the America Channel LLC (“America Channel”) filed a lawsuit in U.S. District Court for the District of Minnesota against both TWC and Comcast alleging that the purchase of Adelphia by Comcast and TWC will injure competition in the cable system and cable network markets and violate the federal antitrust laws. The lawsuit seeks monetary damages as well as an injunction blocking the Adelphia Acquisition. The United States Bankruptcy Court for the Southern District of New York issued an order enjoining America Channel from pursuing injunctive relief in the District of Minnesota, ordering that America Channel’s efforts to enjoin the transaction can only be heard in the Southern District of New York, where the Adelphia bankruptcy is pending. America Channel’s

TIME WARNER CABLE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

appeal of this order was dismissed on October 10, 2006, and its claim for injunctive relief should now be moot. America Channel, however, has announced its intention to proceed with its damages case in the District of Minnesota. On September 19, 2006, the Company filed a motion to dismiss this action, which was granted on January 17, 2007 with leave to replead. On February 5, 2007, America Channel filed an amended complaint. The Company intends to defend against this lawsuit vigorously, but is unable to predict the outcome of this suit or reasonably estimate a range of possible loss.

On June 22, 2005, Mecklenburg County filed suit against TWE-A/N in the General Court of Justice District Court Division, Mecklenburg County, North Carolina. Mecklenburg County, the franchisor in TWE-A/N’s Mecklenburg County cable system, alleges that TWE-A/N’s predecessor failed to construct an institutional network in 1981 and that TWE-A/N assumed that obligation upon the transfer of the franchise in 1995. Mecklenburg County is seeking compensatory damages and TWE-A/N’s release of certain video channels it is currently using on the cable system. On April 14, 2006, TWE-A/N filed a motion for summary judgment, which is pending. TWE-A/N intends to defend against this lawsuit vigorously, but the Company is unable to predict the outcome of this suit or reasonably estimate a range of possible loss.

On June 16, 1998, plaintiffs in Andrew Parker and Eric DeBrauwere, et al. v. Time Warner Entertainment Company, L.P. and Time Warner Cable filed a purported nation-wide class action in U.S. District Court for the Eastern District of New York claiming that TWE sold its subscribers’ personally identifiable information and failed to inform subscribers of their privacy rights in violation of the Cable Communications Policy Act of 1984 and common law. The plaintiffs seek damages and declaratory and injunctive relief. On August 6, 1998, TWE filed a motion to dismiss, which was denied on September 7, 1999. On December 8, 1999, TWE filed a motion to deny class certification, which was granted on January 9, 2001 with respect to monetary damages, but denied with respect to injunctive relief. On June 2, 2003, the U.S. Court of Appeals for the Second Circuit vacated the District Court’s decision denying class certification as a matter of law and remanded the case for further proceedings on class certification and other matters. On May 4, 2004, plaintiffs filed a motion for class certification, which the Company opposed. On October 25, 2005, the court granted preliminary approval of a class settlement arrangement on terms that were not material to the Company. A final settlement approval hearing was held on May 19, 2006, and on January 26, 2007, the court denied approval of the settlement. The Company intends to defend against this lawsuit vigorously, but is unable to predict the outcome of the suit or reasonably estimate a range of possible loss.

Patent Litigation

On September 1, 2006, Ronald A. Katz Technology Licensing, L.P. filed a complaint in the U.S. District Court for the District of Delaware alleging that TWC and several other cable operators, among others, infringe a number of patents purportedly relating to the Company’s customer call center operations, voicemail and/or video-on-demand services. The plaintiff is seeking unspecified monetary damages as well as injunctive relief. The Company intends to defend against the claim vigorously, but is unable to predict the outcome of the suit or reasonably estimate a range of possible loss.

On July 14, 2006, Hybrid Patents Inc. filed a complaint in the U.S. District Court for the Eastern District of Texas alleging that the Company and a number of other cable operators infringed a patent purportedly relating to high-speed data and Internet-based telephony services. The plaintiff is seeking unspecified monetary damages as well as injunctive relief. The Company intends to defend against the claim vigorously, but is unable to predict the outcome of the suit or reasonably estimate a range of possible loss.

On June 1, 2006, Rembrandt Technologies, LP filed a complaint in the U.S. District Court for the Eastern District of Texas alleging that the Company and a number of other cable operators infringed several patents purportedly related to a variety of technologies, including high-speed data and Internet-based telephony services. In addition, on September 13, 2006, Rembrandt Technologies, LP filed a complaint in the U.S. District Court for the Eastern District of Texas alleging that the Company infringes several patents purportedly related to “high-speed cable modem internet products and services.” In each of these cases, the plaintiff is seeking unspecified monetary

TIME WARNER CABLE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

damages as well as injunctive relief. The Company intends to defend against these lawsuits vigorously, but is unable to predict the outcome of these suits or reasonably estimate a range of possible loss.

On July 14, 2005, Forgent Networks, Inc. (“Forgent”) filed suit in the U.S. District Court for the Eastern District of Texas alleging that TWC and a number of other cable operators and direct broadcast satellite operators infringe a patent related to digital video recorder technology. TWC is working closely with its DVR equipment vendors in defense of this matter, certain of whom have filed a declaratory judgment lawsuit against Forgent alleging the patent cited by Forgent to be non-infringed, invalid and unenforceable. Forgent is seeking monetary damages, ongoing royalties and injunctive relief in its suit against the Company. The Company intends to defend against this lawsuit vigorously, but is unable to predict the outcome of this suit or reasonably estimate a range of possible loss.

On April 26, 2005, Acacia Media Technologies Corporation (“AMT”) filed suit against TWC in U.S. District Court for the Southern District of New York alleging that TWC infringes several patents held by AMT. AMT has publicly taken the position that delivery of broadcast video (except live programming such as sporting events), Pay-Per-View, Video-on-Demand and ad insertion services over cable systems infringe its patents. AMT has brought similar actions regarding the same patents against numerous other entities, and all of the previously pending litigations have been made the subject of a multi-district litigation (“MDL”) order consolidating the actions for pretrial activity in the U.S. District Court for the Northern District of California. On October 25, 2005, the TWC action was consolidated into the MDL proceedings. The plaintiff is seeking unspecified monetary damages as well as injunctive relief. The Company intends to defend against this lawsuit vigorously, but is unable to predict the outcome of this suit or reasonably estimate a range of possible loss.

From time to time, the Company receives notices from third parties claiming that it infringes their intellectual property rights. Claims of intellectual property infringement could require TWC to enter into royalty or licensing agreements on unfavorable terms, incur substantial monetary liability or be enjoined preliminarily or permanently from further use of the intellectual property in question. In addition, certain agreements entered into by the Company may require the Company to indemnify the other party for certain third-party intellectual property infringement claims, which could increase the Company’s damages and its costs of defending against such claims. Even if the claims are without merit, defending against the claims can be time-consuming and costly.

As part of the TWE Restructuring, Time Warner agreed to indemnify the cable businesses of TWE from and against any and all liabilities relating to, arising out of or resulting from specified litigation matters brought against the TWE non-cable businesses. Although Time Warner has agreed to indemnify the cable businesses of TWE against such liabilities, TWE remains a named party in certain litigation matters.

In the normal course of business, the Company’s tax returns are subject to examination by various domestic taxing authorities. Such examinations may result in future tax and interest assessments on the Company. In instances where the Company believes that a loss is probable, it has accrued a liability.

The costs and other effects of pending or future litigation, governmental investigations, legal and administrative cases and proceedings (whether civil or criminal), settlements, judgments and investigations, claims and changes in those matters (including those matters described above), and developments or assertions by or against the Company relating to intellectual property rights and intellectual property licenses, could have a material adverse effect on the Company’s business, financial condition and operating results.

TIME WARNER CABLE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

15.	ADDITIONAL FINANCIAL INFORMATION

Other Cash Flow Information

Additional financial information with respect to cash (payments) and receipts is as follows (in millions):

	Year Ended December 31,
	2006	2005	2004

Cash paid for interest, net	$(662)	$(507)	$(492)

Cash paid for income taxes	$(529)	$(541)	$(48)
Cash refunds of income taxes	4	6	61

Cash paid for income taxes, net	$(525)	$(535)	$13

Noncash financing and investing activities during 2006 included the transfer of shares of TWC’s common stock, valued at $5.5 billion, as part of the purchase price for the assets acquired in the Adelphia Acquisition; the contribution by ATC to TW NY Holding of mandatorily redeemable preferred equity, valued at $2.4 billion, in connection with the TWE Redemption; the transfer of Urban Cable, with a fair value of $190 million, in connection with the Exchange; and the transfer of cable systems with a fair value of $3.1 billion in connection with the Redemptions.

Additional information with respect to capital expenditures from continuing operations is as follows (in millions):

Year Ended
December 31, 2006

Cash paid for capital expenditures from continuing operations	$(2,718)
Increase in accruals for capital expenditures	(138)

Accrual basis capital expenditures from continuing operations	$(2,856)

As of
December 31, 2006

Accruals for capital expenditures(a)	$409

(a)	Accruals for capital expenditures from continuing operations are included in accounts payable in the accompanying consolidated balance sheet.

The difference between cash and accrual capital expenditures is not material in 2005 and 2004.

Interest Expense, Net

Interest expense, net consists of (in millions):

	Year Ended December 31,
	2006	2005	2004

Interest income	$44	$37	$26
Interest expense	(690)	(501)	(491)

Total interest expense, net	$(646)	$(464)	$(465)

TIME WARNER CABLE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Video, High-speed Data and Digital Phone Direct Costs

Direct costs associated with the video, high-speed data and Digital Phone products (included within costs of revenues) consist of (in millions):

	Year Ended December 31,
	2006	2005	2004

Video	$2,523	$1,889	$1,709
High-speed data	156	102	128
Digital Phone	309	122	14

Total direct costs	$2,988	$2,113	$1,851

The direct costs associated with the video product include video programming costs. The direct costs associated with the high-speed data and Digital Phone products include network connectivity and certain other costs.

Other Current Liabilities

Other current liabilities consist of (in millions):

	As of December 31,
	2006	2005

Accrued compensation and benefits	$275	$228
Accrued franchise fees	162	109
Accrued sales and other taxes	136	71
Accrued interest	130	97
Accrued advertising and marketing support	97	97
Accrued office and administrative costs	80	57
Other accrued expenses	233	178

Total other current liabilities	$1,113	$837

TIME WARNER CABLE INC.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act). The Company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Internal control over financial reporting is designed to provide reasonable assurance to the Company’s management and board of directors regarding the preparation of reliable financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes self-monitoring mechanisms and actions taken to correct deficiencies as they are identified. Because of the inherent limitations in any internal control, no matter how well designed, misstatements may occur and not be prevented or detected. Accordingly, even effective internal control over financial reporting can provide only reasonable assurance with respect to financial statement preparation. Further, the evaluation of the effectiveness of internal control over financial reporting was made as of a specific date, and continued effectiveness in future periods is subject to the risks that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies and procedures may decline.

Management conducted an evaluation of the effectiveness of the Company’s system of internal control over financial reporting as of December 31, 2006 based on the framework set forth in “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its evaluation, management concluded that, as of December 31, 2006, the Company’s internal control over financial reporting is effective based on the specified criteria.

Management’s assessment of the effectiveness of the Company’s internal control over financial reporting has been audited by the Company’s independent auditor, Ernst and Young LLP, a registered public accounting firm, as stated in their report at page 148 herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of
Time Warner Cable Inc.

We have audited the accompanying consolidated balance sheets of Time Warner Cable Inc. (the “Company”) as of December 31, 2006 and 2005, and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2006. Our audits also included the Financial Statement Schedule listed in the Index at Item 15(a). These financial statements and the schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and the schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Time Warner Cable Inc. at December 31, 2006 and 2005, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Notes 1 and 3, the Company adopted Financial Accounting Standards Board Statement No. 123R, Share-Based Payment, as of January 1, 2006 using the modified-retrospective application method and adopted Financial Accounting Standards Board Statement No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Benefits as of December 31, 2006.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Time Warner Cable Inc.’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 22, 2007 expressed an unqualified opinion thereon.

      ERNST & YOUNG LLP

Charlotte, North Carolina
February 22, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of
Time Warner Cable Inc.

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Time Warner Cable Inc. (the “Company”) maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2006 and 2005, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006 and our report dated February 22, 2007 expressed an unqualified opinion thereon.

      ERNST & YOUNG LLP

Charlotte, North Carolina
February 22, 2007

TIME WARNER CABLE INC.

SELECTED FINANCIAL INFORMATION

The selected financial information is set forth in the following tables. The balance sheet data as of December 31, 2002 and the statement of operations data for the year ended December 31, 2002 has been derived from our unaudited consolidated financial statements for such periods not included in this Annual Report on Form 10-K. The balance sheet data as of December 31, 2003 has been derived from our audited financial statements not included in this Annual Report on Form 10-K. The balance sheet data as of December 31, 2004, 2005 and 2006 and the statement of operations data for the years ended December 31, 2003, 2004, 2005 and 2006 has been derived from our audited consolidated financial statements, which are included elsewhere in this Annual Report on Form 10-K. Capitalized terms are as defined and described in the consolidated financial statements or elsewhere herein. Certain reclassifications have been made to conform to the 2006 presentation.

	Year Ended December 31,
	2006	2005	2004	2003	2002
	(in millions, except per share data)

Selected Operating Statement Information:
Revenues:
Video	$7,632	$6,044	$5,706	$5,351	$4,923
High-speed data	2,756	1,997	1,642	1,331	949
Digital Phone	715	272	29	1	—
Advertising	664	499	484	437	504

Total revenues	11,767	8,812	7,861	7,120	6,376
Total costs and expenses(a)	9,588	7,026	6,307	5,818	14,504

Operating Income (Loss)(a)	2,179	1,786	1,554	1,302	(8,128)
Interest expense, net	(646)	(464)	(465)	(492)	(385)
Income from equity investments, net	129	43	41	33	13
Minority interest expense, net	(108)	(64)	(56)	(59)	(118)
Other income (expense), net(b)	2	1	11	—	(420)

Income (loss) before income taxes, discontinued operations and cumulative effect of accounting change	1,556	1,302	1,085	784	(9,038)
Income tax provision	(620)	(153)	(454)	(327)	(118)

Income (loss) before discontinued operations and cumulative effect of accounting change	936	1,149	631	457	(9,156)
Discontinued operations, net of tax	1,038	104	95	207	(443)
Cumulative effect of accounting change, net of tax(c)	2	—	—	—	(28,031)

Net income (loss)	$1,976	$1,253	$726	$664	$(37,630)

Basic and diluted income (loss) per common share before discontinued operations and cumulative effect of accounting change	$0.95	$1.15	$0.63	$0.48	$(11.15)
Discontinued operations	1.05	0.10	0.10	0.22	(0.54)
Cumulative effect of accounting change	—	—	—	—	(34.14)

Basic and diluted net income (loss) per common share	$2.00	$1.25	$0.73	$0.70	$(45.83)

Weighted-average common shares	990	1,000	1,000	955	821

	As of December 31,
	2006	2005	2004	2003	2002
	(in millions)

Selected Balance Sheet Information:
Cash and equivalents	$51	$12	$102	$329	$868
Total assets	55,743	43,677	43,138	42,902	62,146
Total debt and preferred equity(d)	14,732	6,863	7,299	8,368	6,976

See notes on following page.

TIME WARNER CABLE INC.

SELECTED FINANCIAL INFORMATION — (Continued)

Notes to Selected Financial Information

(a)	Includes merger-related costs and restructuring costs of $56 million, $42 million and $15 million in 2006, 2005 and 2003, respectively (none in 2004 and 2002). Includes a $9.210 billion noncash goodwill impairment charge and a $6 million gain related to the sale of a cable system at TWE in 2002.
(b)	Includes a noncash charge of $420 million in 2002 to reflect the other-than-temporary declines in the value of certain unconsolidated cable television system joint ventures.
(c)	Includes a noncash charge of $2 million in 2006 related to the cumulative effect of a change in accounting principle in connection with the adoption of FAS 123R (Note 1) and a noncash charge of $28.031 billion in 2002 related to the cumulative effect of a change in accounting principle in connection with the adoption of FAS 142.
(d)	Includes debt due within one year of $4 million, $1 million, $4 million and $8 million in 2006, 2004, 2003 and 2002, respectively (none at December 31, 2005), long-term debt, TW NY Series A Preferred Membership Units and mandatorily redeemable preferred equity issued by a subsidiary.

TIME WARNER CABLE INC.

QUARTERLY FINANCIAL INFORMATION

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
	(unaudited)
	(in millions, except per share data)

2006(a)(b)
Revenues:
Subscriptions	$2,276	$2,389	$3,031	$3,407
Advertising	109	133	178	244

Total revenues	2,385	2,522	3,209	3,651
Operating Income	452	544	550	633
Income before discontinued operations and cumulative effect of accounting change	204	260	226	246
Discontinued operations, net of tax	31	33	954	20
Cumulative effect of accounting change, net of tax	2	—	—	—
Net income	237	293	1,180	266
Basic and diluted income per common share before discontinued operations and cumulative effect of accounting change	0.20	0.26	0.23	0.25
Basic and diluted net income per common share	0.23	0.29	1.20	0.27
Net cash provided by operating activities	782	759	1,020	1,034

2005(a)(c)
Revenues:
Subscriptions	$1,971	$2,061	$2,103	$2,178
Advertising	111	127	124	137

Total revenues	2,082	2,188	2,227	2,315
Operating Income	364	447	471	504
Income before discontinued operations and cumulative effect of accounting change	139	407	203	400
Discontinued operations, net of tax	25	27	23	29
Net income	164	434	226	429
Basic and diluted income per common share before discontinued operations	0.14	0.41	0.20	0.40
Basic and diluted net income per common share	0.16	0.43	0.23	0.43
Net cash provided by operating activities	597	642	575	726

Notes to Quarterly Financial Information

(a)	Per common share amounts for the quarters and full years have each been calculated separately. Accordingly, quarterly amounts may not sum to the annual amounts because of differences in the weighted-average common shares outstanding during each period.
(b)	TWC’s net income per common share in 2006 has been affected by certain significant transactions and other items affecting comparability. The items consisted of (i) $10 million of merger-related and restructuring costs during the first quarter, (ii) $11 million of merger-related and restructuring costs during the second quarter, (iii) $22 million of merger-related and restructuring costs during the third quarter and (vi) $13 million of merger-related and restructuring costs during the fourth quarter.
(c)	TWC’s net income per common share in 2005 has been affected by certain significant transactions and other items affecting comparability. The items consisted of (i) $17 million of restructuring costs during the first quarter, (ii) $13 million of restructuring costs during the second quarter, (iii) $3 million of merger-related and restructuring costs during the third quarter and (vi) $9 million of merger-related and restructuring costs during the fourth quarter.

TIME WARNER CABLE INC.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

		Additions
	Balance at	Charged to		Balance
	Beginning	Costs and		at End
	of Period	Expenses(a)	Deductions	of Period
	(in millions)

Year Ended December 31, 2006:
Allowance for doubtful accounts	$51	$189	$(167)	$73

Year Ended December 31, 2005:
Allowance for doubtful accounts	$49	$114	$(112)	$51

Year Ended December 31, 2004:
Allowance for doubtful accounts	$49	$108	$(108)	$49

Note to Schedule II — Valuation and Qualifying Accounts

(a)	Additions in 2006 include approximately $15 million attributable to the Adelphia Acquisition and the Exchange.

EXHIBITS INDEX

Exhibit
Number	Description

2.1	Restructuring Agreement, dated as of August 20, 2002, by and among Time Warner Entertainment Company, L.P. (“TWE”), AT&T Corp. (“AT&T”), MediaOne of Colorado, Inc. (“MediaOne of Colorado”), MediaOne TWE Holdings, Inc. (“MOTH”), Comcast Corporation (“Comcast”), AT&T Comcast Corporation, Time Warner Inc. (“Time Warner”), TWI Cable Inc. (“TWI Cable”), Warner Communications Inc. (“WCI”) and American Television and Communications Corporation (“ATC”) (incorporated herein by reference to Exhibit 99.1 to Time Warner’s Current Report on Form 8-K dated August 21, 2002 and filed with the Commission on August 21, 2002 (File No. 1-15062) (the “Time Warner August 21, 2002 Form 8-K”)).
2.2	Amendment No. 1 to the Restructuring Agreement, dated as of March 31, 2003, by and among TWE, Comcast of Georgia, Inc. (“Comcast of Georgia”), Time Warner Cable Inc. (the “Company”), Comcast Holdings Corporation, Comcast, Time Warner, TWI Cable, WCI, ATC, TWE Holdings I Trust (“Comcast Trust I”), TWE Holdings II Trust (“Comcast Trust II”), and TWE Holdings III Trust (“Comcast Trust III”) (incorporated herein by reference to Exhibit 2.2 to Time Warner’s Current Report on Form 8-K dated March 28, 2003 and filed with the Commission on April 14, 2003 (File No. 1-15062) (the “Time Warner March 28, 2003 Form 8-K”)).
2.3	Amended and Restated Contribution Agreement, dated as of March 31, 2003, by and among WCI, Time Warner and the Company (incorporated herein by reference to Exhibit 2.4 to the Time Warner March 28, 2003 Form 8-K).
2.4	Asset Purchase Agreement, dated as of April 20, 2005, between Adelphia Communications Corporation (“ACC”) and Time Warner NY Cable LLC (“TW NY”) (incorporated herein by reference to Exhibit 99.1 to Time Warner’s Current Report on Form 8-K dated April 27, 2005 (File No. 1-15062) (the “TW Adelphia APA April 27, 2005 Form 8-K”)).
2.5	Amendment No. 1 to the Asset Purchase Agreement, dated June 24, 2005, between ACC and TW NY (incorporated herein by reference to Exhibit 10.5 to Time Warner’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005 (File No. 1-15062)).
2.6	Amendment No. 2 to the Asset Purchase Agreement, dated June 21, 2006, between ACC and TW NY (incorporated herein by reference to Exhibit 10.2 to Time Warner’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 (File No. 1-15062) (the “Time Warner June 30, 2006 Form 10-Q”)).
2.7	Amendment No. 3 to the Asset Purchase Agreement, dated June 26, 2006, between ACC and TW NY (incorporated herein by reference to Exhibit 10.3 to the Time Warner June 30, 2006 Form 10-Q).
2.8	Amendment No. 4 to the Asset Purchase Agreement, dated July 31, 2006, between ACC and TW NY (incorporated herein by reference to Exhibit 10.6 to the Time Warner June 30, 2006 Form 10-Q).
2.9	Redemption Agreement, dated as of April 20, 2005, by and among Comcast Cable Communications Holdings, Inc. (“Comcast Holdings”), MOC Holdco II, Inc. (“MOC Holdco II”), Comcast Trust I, Comcast Trust II, Comcast, Cable Holdco II Inc. (“Cable Holdco II”), the Company, TWE Holding I LLC and Time Warner (incorporated herein by reference to Exhibit 99.2 to the TW Adelphia APA April 27, 2005 Form 8-K).
2.10	Redemption Agreement, dated as of April 20, 2005, by and among Comcast Holdings, MOC Holdco I LLC (“MOC Holdco I”), Comcast Trust I, Comcast, Cable Holdco III LLC (“Cable Holdco III”), TWE, the Company and Time Warner (incorporated herein by reference to Exhibit 99.3 to the TW Adelphia APA April 27, 2005 Form 8-K).
2.11	Letter Agreement, dated as of July 31, 2006, by and among Comcast Holdings, MOC Holdco I, MOC Holdco II, Comcast Trust I, Comcast Trust II, Comcast, Cable Holdco II, Cable Holdco III, TWE, the Company and Time Warner (incorporated herein by reference to Exhibit 99.7 to Time Warner’s Current Report on Form 8-K/A dated October 13, 2006 and filed with the Commission on October 13, 2006 (File No. 1-15062) (the “Time Warner October 13, 2006 Form 8-K/A”)).
2.12	Letter Agreement, dated as of October 13, 2006, by and among Comcast Holdings, MOC Holdco I, MOC Holdco II, Comcast Trust I, Comcast Trust II, Cable Holdco II, Cable Holdco III, the Company, TWE, Comcast and Time Warner (incorporated herein by reference to Exhibit 99.8 to the Time Warner October 13, 2006 Form 8-K/A).

i

Exhibit
Number	Description

2.13	Exchange Agreement, dated as of April 20, 2005, among Comcast, Comcast Holdings, Comcast of Georgia, TCI Holdings, Inc. (“TCI Holdings”), the Company, TW NY, and Urban Cable Works of Philadelphia, L.P. (“Urban”) (incorporated herein by reference to Exhibit 99.4 to the TW Adelphia APA April 27, 2005 Form 8-K).
2.14	Amendment No. 1 to the Exchange Agreement, dated as of July 31, 2006, among Comcast, Comcast Holdings, Comcast Cable Holdings LLC, Comcast of Georgia, Comcast of Texas I, LP, Comcast of Texas II, LP, Comcast of Indiana/Michigan/Texas, LP, TCI Holdings, the Company and TW NY (incorporated herein by reference to Exhibit 99.9 to the Time Warner October 13, 2006 Form 8-K/A).
2.15	Letter Agreement, dated October 13, 2006, by and among Comcast, Comcast Holdings, Comcast Cable Holdings, LLC, Comcast of Georgia/Virginia, Inc., Comcast TW Exchange Holdings I, LP, Comcast TW Exchange Holdings II, LP, Comcast of California/Colorado/Illinois/Indiana/Michigan, LP, Comcast of Florida/Pennsylvania L.P., Comcast of Pennsylvania II, L.P., TCI Holdings, Inc., TWC and TW NY (related to the Exchange) (incorporated herein by reference to Exhibit 99.10 to the Time Warner October 13, 2006 Form 8-K/A).
2.16	Letter Agreement re TKCCP, dated as of April 20, 2005, between Comcast and the Company (incorporated herein by reference to Exhibit 99.6 to the TW Adelphia APA April 27, 2005 Form 8-K).
2.17	Contribution Agreement, dated as of April 20, 2005, by and between ATC and TW NY (incorporated herein by reference to Exhibit 99.7 to the TW Adelphia APA April 27, 2005 Form 8-K).
2.18	Contribution and Subscription Agreement, dated as of July 28, 2006, between ATC, TW NY Holding, TW NY, and TWE Holdings, L.P. (incorporated herein by reference to Exhibit 2.18 to the Company’s Current Report on Form 8-K dated February 13, 2007 and filed with the Commission on February 13, 2007 (the “TWC 8-K”)).
2.19	Parent Agreement, dated as of April 20, 2005, among the Company, TW NY and ACC (incorporated herein by reference to Exhibit 99.10 to the TW Adelphia APA April 27, 2005 Form 8-K).
2.20	Shareholder Agreement, dated April 20, 2005, between the Company and Time Warner (incorporated herein by reference to Exhibit 99.12 to the TW Adelphia APA April 27, 2005 Form 8-K).
2.21	Letter Agreement, dated June 1, 2005, among Cable Holdco, Inc. (“Cable Holdco”), Cable Holdco II, Cable Holdco III, Comcast, Comcast Holdings, Comcast of Georgia, MOC Holdco I, MOC Holdco II, TCI Holdings, Time Warner, the Company, TW NY, TWE, TWE Holdings I LLC, Comcast Trust I, Comcast Trust II and Urban (incorporated herein by reference to Exhibit 10.11 to Time Warner’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005 (File No. 1-15062)).
3.1	Amended and Restated Certificate of Incorporation of the Company, as filed with the Secretary of State of the State of Delaware on July 27, 2006 (incorporated herein by reference to Exhibit 3.1 to the TWC 8-K).
3.2	By-laws of the Company, as of July 28, 2006 (incorporated herein by reference to Exhibit 3.2 to the TWC 8-K).
4.1	Indenture, dated as of April 30, 1992, as amended by the First Supplemental Indenture, dated as of June 30, 1992, among TWE, Time Warner Companies, Inc., certain of Time Warner Companies, Inc.’s subsidiaries that are parties thereto and The Bank of New York, as Trustee (incorporated herein by reference to Exhibits 10(g) and 10(h) to the Time Warner Companies, Inc.’s Current Report on Form 8-K dated June 26, 1992 and filed with the Commission on July 15, 1992 (File No. 1-8637)).
4.2	Second Supplemental Indenture, dated as of December 9, 1992, among TWE, Time Warner Companies, Inc., certain of Time Warner Companies, Inc.’s subsidiaries that are parties thereto and The Bank of New York, as Trustee (incorporated herein by reference to Exhibit 4.2 to Amendment No. 1 to TWE’s Registration Statement on Form S-4 dated October 25, 1993 filed with the Commission on October 25, 1993 (Registration No. 33-67688) (the “TWE October 25, 1993 Registration Statement”)).
4.3	Third Supplemental Indenture, dated as of October 12, 1993, among TWE, Time Warner Companies, Inc., certain of Time Warner Companies, Inc.’s subsidiaries that are parties thereto and The Bank of New York, as Trustee (incorporated herein by reference to Exhibit 4.3 to the TWE October 25, 1993 Registration Statement).

Exhibit
Number		Description

4.4		Fourth Supplemental Indenture, dated as of March 29, 1994, among TWE, Time Warner Companies, Inc., certain of Time Warner Companies, Inc.’s subsidiaries that are parties thereto and The Bank of New York, as Trustee (incorporated herein by reference to Exhibit 4.4 to TWE’s Annual Report on Form 10-K for the year ended December 31, 1993 and filed with the Commission on March 30, 1994 (File No. 1-12878) (the “TWE 1993 Form 10-K”)).
4	.5.	Fifth Supplemental Indenture, dated as of December 28, 1994, among TWE, Time Warner Companies, Inc., certain of Time Warner Companies, Inc.’s subsidiaries that are parties thereto and The Bank of New York, as Trustee (incorporated herein by reference to Exhibit 4.5 to TWE’s Annual Report on Form 10-K for the year ended December 31, 1994 and filed with the Commission on March 30, 1995 (File No. 1-12878)).
4.6		Sixth Supplemental Indenture, dated as of September 29, 1997, among TWE, Time Warner Companies, Inc., certain of Time Warner Companies, Inc.’s subsidiaries that are parties thereto and The Bank of New York, as Trustee (incorporated herein by reference to Exhibit 4.7 to Historic TW Inc.’s Annual Report on Form 10-K for the year ended December 31, 1997 and filed with the Commission on March 25, 1998 (File No. 1-12259) (the “Time Warner 1997 Form 10-K”)).
4.7		Seventh Supplemental Indenture dated as of December 29, 1997, among TWE, Time Warner Companies, Inc., certain of Time Warner Companies, Inc.’s subsidiaries that are parties thereto and The Bank of New York, as Trustee (incorporated herein by reference to Exhibit 4.8 to the Time Warner 1997 Form 10-K).
4.8		Eighth Supplemental Indenture dated as of December 9, 2003, among Historic TW Inc. (“Historic TW”), TWE, WCI, ATC, the Company and The Bank of New York, as Trustee (incorporated herein by reference to Exhibit 4.10 to Time Warner’s Annual Report on Form 10-K for the year ended December 31, 2003 and filed with the Commission on March 15, 2004 (File No. 1-15062)).
4.9		Ninth Supplemental Indenture dated as of November 1, 2004, among Historic TW, TWE, Time Warner NY Cable Inc., WCI, ATC, TWC Inc. and The Bank of New York, as Trustee (incorporated herein by reference to Exhibit 4.1 to the Time Warner Quarterly Report on Form 10-Q for the quarter ended September 30, 2004).
4.10		$6.0 Billion Amended and Restated Five-Year Revolving Credit Agreement, dated as of December 9, 2003 and amended and restated as of February 15, 2006, among the Company as Borrower, the Lenders from time to time party thereto, Bank of America, N.A., as Administrative Agent, Citibank, N.A. and Deutsche Bank AG, New York Branch, as Co-Syndication Agents, and BNP Paribas and Wachovia Bank, National Association, as Co-Documentation Agents, with associated Guarantees (incorporated herein by reference to Exhibit 10.51 to Time Warner Inc.’s Annual Report on Form 10-K for the year ended December 31, 2005 (File number 1-15062) (the “Time Warner 2005 Form 10-K”)).
4.11		$4.0 Billion Five-Year Term Loan Credit Agreement, dated as of February 21, 2006, among the Company, as Borrower, the Lenders from time to time party thereto, The Bank of Tokyo-Mitsubishi UFJ Ltd., New York Branch, as Administrative Agent, The Royal Bank of Scotland plc and Sumitomo Mitsui Banking Corporation, as Co-Syndication Agents, and Calyon New York Branch, HSBC Bank USA, N.A. and Mizuho Corporate Bank, Ltd., as Co-Documentation Agents, with associated Guarantees (incorporated herein by reference to Exhibit 10.52 to the Time Warner 2005 Form 10-K).
4.12		$4.0 Billion Three-Year Term Loan Credit Agreement, dated as of February 24, 2006, among the Company, as Borrower, the Lenders from time to time party thereto, Wachovia Bank, National Association, as Administrative Agent, ABN Amro Bank N.V. and Barclays Capital, as Co-Syndication Agents, and Dresdner Bank AG New York and Grand Cayman Branches and The Bank of Nova Scotia, as Co-Documentation Agents, with associated Guarantees (incorporated herein by reference to Exhibit 10.53 to the Time Warner 2005 Form 10-K).
4.13		Amended and Restated Limited Liability Company Agreement of TW NY, dated as of July 28, 2006 (incorporated herein by reference to Exhibit 4.14 to the TWC 8-K).
4.14		Tenth Supplemental Indenture dated as of October 18, 2006, among Historic TW, TWE, TW NY Holding, TW NY, the Company, WCI, ATC and the Bank of New York, as Trustee (incorporated herein by reference to Exhibit 4.1 to Time Warner’s Current Report on Form 8-K dated October 18, 2006 (File No. 1-15062)).
4.15		Eleventh Supplemental Indenture dated as of November 2, 2006, among TWE, TW NY Holding, the Company and the Bank of New York, as Trustee (incorporated herein by reference to Exhibit 99.1 to Time Warner’s Current Report on Form 8-K dated November 2, 2006 (File No. 1-15062)).

Exhibit
Number	Description

10.1	Contribution Agreement, dated as of September 9, 1994, among TWE, Advance Publications, Inc. (“Advance Publications”), Newhouse Broadcasting Corporation (“Newhouse”), Advance/Newhouse Partnership and Time Warner Entertainment-Advance/Newhouse Partnership (“TWE-A/N”) (incorporated herein by reference to Exhibit 10(a) to TWE’s Current Report on Form 8-K dated September 9, 1994 and filed with the Commission on September 21, 1994 (File No. 1-12878)).
10.2	Amended and Restated Transaction Agreement, dated as of October 27, 1997, among Advance Publications, Advance/Newhouse Partnership, TWE, TW Holding Co. and TWE-A/N (incorporated herein by reference to Exhibit 99(c) to Historic TW’s Current Report on Form 8-K dated October 27, 1997 and filed with the Commission on November 5, 1997 (File No. 1-12259)).
10.3	Transaction Agreement No. 2, dated as of June 23, 1998, among Advance Publications, Newhouse, Advanced Newhouse Partnership, TWE, Paragon Communications (“Paragon”) and TWE-A/N (incorporated herein by reference to Exhibit 10.38 to Historic TW’s Annual Report on Form 10-K for the year ended December 31, 1998 and filed with the Commission on March 26, 1999 (File No. 1-12259) (the “Time Warner 1998 Form 10-K”)).
10.4	Transaction Agreement No. 3, dated as of September 15, 1998, among Advance Publications, Newhouse, Advance/Newhouse Partnership, TWE, Paragon and TWE-A/N (incorporated herein by reference to Exhibit 10.39 to the Time Warner 1998 Form 10-K).
10.5	Amended and Restated Transaction Agreement No. 4, dated as of February 1, 2001, among Advance Publications, Newhouse, Advance/Newhouse Partnership, TWE, Paragon and TWE-A/N (incorporated herein by reference to Exhibit 10.53 to Time Warner’s Transition Report on Form 10-K for the year ended December 31, 2000 and filed with the Commission on March 27, 2001 (File No. 1-15062)).
10.6	Agreement and Declaration of Trust, dated as of December 18, 2003, by and between Kansas City Cable Partners and Wilmington Trust Company (incorporated herein by reference to Exhibit 10.6 to the TWC 8-K).
10.7	Limited Partnership Agreement of Texas and Kansas City Cable Partners, L.P., (“TCP”) dated as of June 23, 1998, among TWE-A/N, TWE-A/N Texas and Kansas City Cable Partners General Partner LLC (“TWE-A/N Texas Cable”), TCI Texas Cable Holdings LLC (“TCI”) and TCI Texas Cable, Inc. (“TCI GP”) (incorporated herein by reference to Exhibit 10.7 to the TWC 8-K).
10.8	Amendment No. 1 to Partnership Agreement, dated as of December 11, 1998, among TWE-A/N, TWE-A/N Texas Cable, TCI and TCI GP (incorporated herein by reference to Exhibit 10.8 to the TWC 8-K).
10.9	Amendment No. 2 to Partnership Agreement, dated as of May 16, 2000, by and among TWE-A/N, TWE-A/N Texas Cable Partners General Partner LLC (“TWE-A/N GP”), TCI and TCI GP (incorporated herein by reference to Exhibit 10.9 to the TWC 8-K).
10.10	Amendment No. 3 to Partnership Agreement, dated as of August 23, 2000, by and among TWE-A/N, TWE-A/N GP, TCI and TCI GP (incorporated herein by reference to Exhibit 10.10 to the TWC 8-K).
10.11	Amendment No. 4 to Partnership Agreement, dated as of May 1, 2004, among TWE-A/N, TWE-A/N GP, TCI, TCI GP, TWE, Comcast TCP Holdings, LLC and TCI of Overland Park, Inc. (“Overland”) (incorporated herein by reference to Exhibit 10.11 to the TWC 8-K).
10.12	Amendment No. 5 to Partnership Agreement, dated as of February 28, 2005, among TWE-A/N, TWE-A/N GP, TCI, TCI GP, TWE, Comcast TCP Holdings, LLC, Overland and Comcast TCP Holdings, Inc. (incorporated herein by reference to Exhibit 10.12 to the TWC 8-K).
10.13	Agreement of Merger and Transaction Agreement, dated as of December 1, 2003, among TCP, Kansas City Cable Partners, TWE-A/N, TWE-A/N GP, TWE, TCI, TCI GP, TCI Missouri, Overland, Comcast and the Company (incorporated herein by reference to Exhibit 10.13 to the TWC 8-K).
10.14	Amendment No. 1 to the Agreement of Merger and Transaction Agreement, dated as of December 19, 2003, among TCP, Kansas City Cable Partners, TWE-A/N GP, TWE, TCI, TCI GP, TCI Missouri, Overland, Comcast and the Company (incorporated herein by reference to Exhibit 10.14 to the TWC 8-K).
10.15	Third Amended and Restated Funding Agreement, dated as of December 28, 2001, among TCP, TWE-A/N, TWE-A/N Texas Cable, TCI, TCI GP and The Chase Manhattan Bank (incorporated herein by reference to Exhibit 10.15 to the TWC 8-K).

Exhibit
Number	Description

10.16	First Amendment to Third Amended and Restated Funding Agreement, dated as of January 1, 2003, among TCP, TWE-A/N, TWE-A/N Texas Cable, TCI, TCI GP and The Chase Manhattan Bank (incorporated herein by reference to Exhibit 10.16 to the TWC 8-K).
10.17	Second Amendment to the Third Amended and Restated Funding Agreement, dated as of December 1, 2003, by and among TCP, TWE-A/N, TWE-A/N Texas Cable, TWE, TCI, TCI GP, TCI of Missouri, Inc. (formerly known as Liberty Cable of Missouri, Inc.) (“TCI Missouri”), Overland and JPMorgan Chase Bank (incorporated herein by reference to Exhibit 10.17 to the TWC 8-K).
10.18	Reimbursement Agreement, dated as of March 31, 2003, by and among Time Warner, WCI, ATC, TWE and the Company (incorporated herein by reference to Exhibit 10.7 to the Time Warner March 28, 2003 Form 8-K).
10.19	Brand and Trade Name License Agreement, dated as of March 31, 2003, by and between Time Warner Inc. and the Company (incorporated herein by reference to Exhibit 10.10 to the Time Warner March 28, 2003 Form 8-K).
10.20	Brand License Agreement, dated as of March 31, 2003, by and between Warner Bros. Entertainment Inc. and the Company (incorporated herein by reference to Exhibit 10.8 to the Time Warner March 28, 2003 Form 8-K).
10.21	Tax Matters Agreement, dated as of March 31, 2003, by and between Time Warner and the Company (incorporated herein by reference to Exhibit 10.9 to the Time Warner March 28, 2003 Form 8-K).
10.22	Amended and Restated Distribution Agreement, dated as of March 31, 2003, by and among WCI, Time Warner and TWC (incorporated herein by reference to Exhibit 2.3 to the Time Warner March 28, 2003 Form 8-K).
10.23	Intellectual Property Agreement, dated as of August 20, 2002, by and among TWE and WCI (incorporated herein by reference to Exhibit 10.16 to Time Warner’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002 and filed with the Commission on November 14, 2002 (File No. 1-15062) (the “Time Warner September 30, 2002 Form 10-Q”)).
10.24	Amendment to the Intellectual Property Agreement, dated as of March 31, 2003, by and between TWE and WCI (incorporated herein by reference to Exhibit 10.2 to the Time Warner March 28, 2003 Form 8-K).
10.25	Intellectual Property Agreement, dated as of August 20, 2002, by and between the Company and WCI (incorporated herein by reference to Exhibit 10.18 to the Time Warner September 30, 2002 Form 10-Q).
10.26	Amendment to the Intellectual Property Agreement, dated as of March 31, 2003, by and between the Company and WCI (incorporated herein by reference to Exhibit 10.4 to the Time Warner March 28, 2003 Form 8-K).
10.27	Registration Rights and Sale Agreement, dated as of July 31, 2006, between ACC and the Company (incorporated herein by reference to Exhibit 99.6 to the Time Warner October 13, 2006 Form 8-K/A).
10.28	Shareholder Agreement, dated as of April 20, 2005, between Time Warner and the Company (incorporated by reference to Exhibit 99.12 to the TW Adelphia APA April 27, 2005 Form 8-K).
10.29	Registration Rights Agreement, dated as of March 31, 2003, by and between Time Warner and the Company (incorporated herein by reference to Exhibit 4.4 to the Time Warner March 28, 2003 Form 8-K).
10.30	Master Transaction Agreement, dated as of August 1, 2002, by and among TWE-A/N, TWE, Paragon and Advance/Newhouse Partnership (incorporated herein by reference to Exhibit 10.1 to Time Warner’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 and filed with the Commission on August 14, 2002 (File No. 1-15062) (the “Time Warner June 30, 2002 Form 10-Q”)).
10.31	Third Amended and Restated Partnership Agreement of TWE-A/N, dated as of December 31, 2002, among TWE, Paragon and Advance/Newhouse Partnership (incorporated herein by reference to Exhibit 99.1 to TWE’s Current Report on Form 8-K dated December 31, 2002 and filed with the Commission on January 14, 2003 (File No. 1-12878) (the “TWE December 31, 2002 Form 8-K”)).
10.32	Consent and Agreement, dated as of December 31, 2002, among TWE-A/N, TWE, Paragon, Advance/Newhouse Partnership, TWEAN Subsidiary LLC and JP Morgan Chase Bank (incorporated herein by reference to Exhibit 99.2 to the TWE December 31, 2002 Form 8-K).
10.33	Pledge Agreement, dated December 31, 2002, among TWE-A/N, Advance/Newhouse Partnership, TWEAN Subsidiary LLC and JP Morgan Chase Bank (incorporated herein by reference to Exhibit 99.3 to the TWE December 31, 2002 Form 8-K).

v

Exhibit
Number	Description

10.34	Amended and Restated Agreement of Limited Partnership of TWE, dated as of March 31, 2003, by and among the Company, Comcast Trust I, ATC, Comcast and Time Warner (incorporated herein by reference to Exhibit 3.3 to the Time Warner March 28, 2003 Form 8-K).
10.35	Employment Agreement, effective as of August 1, 2006, by and between the Company and Glenn A. Britt (incorporated herein by reference to Exhibit 10.35 to the TWC 8-K).
10.36	Letter Agreement, dated as of January 16, 2007, by and between the Company and Glenn A. Britt (incorporated herein by reference to Exhibit 10.36 to the TWC 8-K).
10.37	Employment Agreement, effective as of August 8, 2005, by and between the Company and John K. Martin (incorporated herein by reference to Exhibit 10.37 to the TWC 8-K).
10.38	Employment Agreement, effective as of August 15, 2005, by and between the Company and Robert D. Marcus (incorporated herein by reference to Exhibit 10.38 to the TWC 8-K).
10.39	Employment Agreement, effective as of August 1, 2005, by and between TWE and Landel C. Hobbs (incorporated herein by reference to Exhibit 10.39 to the TWC 8-K).
10.40	Letter Agreement, dated as of January 16, 2007, by and between the Company and Landel C. Hobbs (incorporated herein by reference to Exhibit 10.40 to the TWC 8-K).
10.41	Employment Agreement, dated as of June 1, 2000, by and between TWE and Michael LaJoie (incorporated herein by reference to Exhibit 10.41 to the TWC 8-K).
10.42	Memorandum Opinion and Order issued by the Federal Communications Commission, dated July 13, 2006 (the “Adelphia/Comcast Order”) (incorporated herein by reference to Exhibit 10.42 to the TWC 8-K).
10.43	Erratum to the Adelphia/Comcast Order, dated July 27, 2006 (incorporated herein by reference to Exhibit 10.43 to the TWC 8-K).
10.44	Time Warner Cable Inc. 2006 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.45 to the TWC 8-K).
10.45	Time Warner Cable Inc. 2007 Annual Bonus Plan.
10.46	Form of Non-Qualified Stock Option Agreement.
10.47	Form of Restricted Stock Units Agreement.
10.48	Master Distribution, Dissolution and Cooperation Agreement, dated as of January 1, 2007, by and among TCP, TWE-A/N, Comcast TCP Holdings, Inc., TWE-A/N Texas Cable, TCI, TCI Texas Cable, LLC, Comcast TCP Holdings, Inc., Comcast TCP Holdings, LLC, KCCP Trust, Time Warner Cable Information Services (Kansas), LLC, Time Warner Cable Information Services (Missouri), LLC, Time Warner Information Services (Texas), L.P., Time Warner Cable/Comcast Kansas City Advertising, LLC, TCP/Comcast Las Cruces Cable Advertising, LP, TCP Security Company LLC, TCP-Charter Cable Advertising, LP, TCP/Conroe-Huntsville Cable Advertising, LP, TKCCP/Cebridge Texas Cable Advertising, LP, TWEAN-TCP Holdings LLC, and Houston TKCCP Holdings, LLC (incorporated herein by reference to Exhibit 10.46 to the TWC 8-K).
21	Subsidiaries of the Company (incorporated herein by reference to Exhibit 21.1 to the TWC 8-K).
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006.
32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006. †

†	This certification will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 (15 U.S.C. 78r) or otherwise subject to the liability of that section. Such certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, except to the extent that the Company specifically incorporates it by reference.

vi