Form 10-Q
period 2007-03-31
TIME WARNER CABLE INC.
filed 2007-05-02
CIK 1377013

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the quarterly period ended March 31, 2007
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the transition period from                       to
Commission file number 001-33335

TIME WARNER CABLE INC.
(Exact name of Registrant as specified in its charter)

Delaware	84-1496755
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)
One Time Warner Center
North Tower
New York, New York 10019
(Address of Principal Executive Offices) (Zip Code)
(212) 364-8200
(Registrant’s Telephone Number, Including Area Code)

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
Large accelerated filer ☐                 Accelerated filer ☐                Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2 of the Act). Yes ☐ No ☑

Shares Outstanding
Description of Class	as of April 27, 2007
Class A Common Stock – $.01 par value	901,913,430
Class B Common Stock – $.01 par value	75,000,000

TIME WARNER CABLE INC.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
AND OTHER FINANCIAL INFORMATION

Page
PART I. FINANCIAL INFORMATION
Management’s Discussion and Analysis of Results of Operations and Financial Condition	1
Item 4. Controls and Procedures	21
Consolidated Balance Sheet at March 31, 2007 and December 31, 2006	22
Consolidated Statement of Operations for the Three Months Ended March 31, 2007 and 2006	23
Consolidated Statement of Cash Flows for the Three Months Ended March 31, 2007 and 2006	24
Consolidated Statement of Shareholders’ Equity	25
Notes to Consolidated Financial Statements	26

PART II. OTHER INFORMATION
Item 1. Legal Proceedings	44
Item 6. Exhibits	44
EX-10.2 FORM OF RESTRICTED STOCK UNITS AGREEMENT
EX-10.3 LETTER AGREEMENT DATED APRIL 18, 2007
EX-31.1 SECTION 302 CERTIFICATION OF THE PEO
EX-31.2 SECTION 302 CERTIFICATION OF THE PFO
EX-32 SECTION 906 CERTIFICATION OF THE PEO AND PFO

TIME WARNER CABLE INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS
OF OPERATIONS AND FINANCIAL CONDITION
INTRODUCTION
     Management’s discussion and analysis of results of operations and financial condition (“MD&A”) is provided as a supplement to the accompanying consolidated financial statements and notes to help provide an understanding of Time Warner Cable Inc.’s (together with its subsidiaries, “TWC” or the “Company”) financial condition, changes in financial condition and results of operations. MD&A is organized as follows:
•	Overview. This section provides a general description of TWC’s business, as well as recent developments the Company believes are important in understanding the results of operations and financial condition or in understanding anticipated future trends.

•	Financial statement presentation. This section provides a summary of how the Company’s operations are presented in the accompanying consolidated financial statements.

•	Results of operations. This section provides an analysis of the Company’s results of operations for the three months ended March 31, 2007.

•	Financial condition and liquidity. This section provides an analysis of the Company’s financial condition as of March 31, 2007 and cash flows for the three months ended March 31, 2007.

•	Caution concerning forward-looking statements. This section provides a description of the use of forward-looking information appearing in this report, including in MD&A and the consolidated financial statements. Such information is based on management’s current expectations about future events, which are inherently susceptible to uncertainty and changes in circumstances. Refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 (the “2006 Form 10-K”) for a discussion of the risk factors applicable to the Company.
OVERVIEW
     TWC is the second-largest cable operator in the U.S. and is an industry leader in developing and launching innovative video, data and voice services. At March 31, 2007, TWC had approximately 13.4 million basic video subscribers in technologically advanced, well-clustered systems located mainly in five geographic areas — New York state, the Carolinas, Ohio, southern California and Texas. As of March 31, 2007, TWC was the largest cable operator in a number of large cities, including New York City and Los Angeles.
     On July 31, 2006, a subsidiary of TWC, Time Warner NY Cable LLC (“TW NY”), and Comcast Corporation (together with its subsidiaries, “Comcast”) completed the acquisition of substantially all of the cable assets of Adelphia Communications Corporation (“Adelphia”) and related transactions. In addition, effective January 1, 2007, TWC began consolidating the results of certain cable systems located in Kansas City, south and west Texas and New Mexico (the “Kansas City Pool”) upon the distribution of the assets of Texas and Kansas City Cable Partners, L.P. (“TKCCP”) to its partners, TWC and Comcast. Prior to January 1, 2007, TWC’s interest in TKCCP was reported as an equity method investment. Refer to “Recent Developments” for further details.
     Time Warner Inc. (“Time Warner”) currently owns approximately 84.0% of the common stock of TWC (representing a 90.6% voting interest). The financial results of TWC’s operations are consolidated by Time Warner.

TIME WARNER CABLE INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS
OF OPERATIONS AND FINANCIAL CONDITION—(Continued)
     TWC principally offers three services – video, high-speed data and voice, which have been primarily targeted to residential customers. Video is TWC’s largest service in terms of revenues generated. TWC expects to continue to increase video revenues through the offering of advanced digital video services such as video-on-demand (“VOD”), subscription-video-on-demand (“SVOD”), high definition television (“HDTV”) and set-top boxes equipped with digital video recorders (“DVRs”), as well as through price increases and subscriber growth. TWC’s digital video subscribers provide a broad base of potential customers for additional advanced services. During the first quarter of 2007, TWC experienced difficulty in obtaining sufficient quantities of HDTV-capable set-top boxes to satisfy all consumer requests for such boxes, and such difficulties may continue during the near term. Providing basic video services is a competitive and highly penetrated business, and, as a result, TWC expects slower incremental growth in the number of basic video subscribers compared to the growth in TWC’s advanced service offerings. Video programming costs represent a major component of TWC’s expenses and are expected to continue to increase, reflecting contractual rate increases, subscriber growth and the expansion of service offerings, and it is expected that the Company’s video service margins will decline over the next few years as programming cost increases outpace growth in video revenues.
     High-speed data has been one of TWC’s fastest-growing services over the past several years and is a key driver of its results. As of March 31, 2007, TWC had approximately 7.0 million residential high-speed data subscribers. TWC expects continued strong growth in residential high-speed data subscribers and revenues for the foreseeable future; however, the rate of growth of both subscribers and revenues is expected to slow over time as high-speed data services become increasingly well-penetrated. In addition, as narrowband Internet users continue to migrate to broadband connections, TWC anticipates that an increasing percentage of its new high-speed data customers will elect to purchase its entry-level high-speed data service, which is generally less expensive than TWC’s flagship service. As a result, over time, TWC’s average high-speed data revenue per subscriber may decline reflecting this shift in mix. TWC also offers commercial high-speed data services and had approximately 254,000 commercial high-speed data subscribers as of March 31, 2007.
     Approximately 2.1 million subscribers received Digital Phone service, TWC’s residential voice service, as of March 31, 2007. For a monthly fixed fee, Digital Phone customers typically receive the following services: an unlimited local, in-state and U.S., Canada and Puerto Rico calling plan, as well as call waiting, caller ID and E911 services. TWC also is currently deploying a lower-priced unlimited in-state-only calling plan to serve those customers that do not use an interstate calling plan extensively and is planning to offer additional plans with a variety of local and long-distance options. Digital Phone enables TWC to offer its customers a convenient package, or “bundle,” of video, high-speed data and voice services, and to compete effectively against bundled services available from its competitors. TWC expects strong increases in Digital Phone subscribers and revenues for the foreseeable future. TWC has begun to introduce a commercial voice service to small- to medium-sized businesses and will continue to deploy this service during the remainder of 2007 in most of the systems TWC owned before and retained after the transactions with Adelphia and Comcast (the “Legacy Systems”). TWC also expects to deploy this service in some of the systems acquired in and retained after the transactions with Adelphia and Comcast (the “Acquired Systems”) during the remainder of 2007.
     In November 2005, TWC and several other cable companies, together with Sprint Nextel Corporation (“Sprint”), announced the formation of a joint venture to develop integrated wireline and wireless video, data and voice services. In 2006, TWC began offering a bundle that includes Sprint wireless service (with some unique TWC features) in limited operating areas and TWC will continue to roll out this service during the remainder of 2007.
     Some of TWC’s principal competitors, in particular, direct broadcast satellite operators and incumbent local telephone companies, either offer or are making significant capital investments that will allow them to offer services that provide features and functions comparable to the video, data and/or voice services that

TIME WARNER CABLE INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS
OF OPERATIONS AND FINANCIAL CONDITION—(Continued)
TWC offers and they are aggressively seeking to offer them in bundles similar to TWC’s. TWC expects that the availability of these service offerings will intensify competition.
     In addition to the subscription services described above, TWC also earns revenues by selling advertising time to national, regional and local businesses.
     As of July 31, 2006, the date the transactions with Adelphia and Comcast closed, the penetration rates for basic video, digital video and high-speed data services were generally lower in the Acquired Systems than in the Legacy Systems. Furthermore, certain advanced services were not available in some of the Acquired Systems, and an IP-based telephony service was not available in any of the Acquired Systems. To increase the penetration of these services in the Acquired Systems, TWC is in the midst of a significant integration effort that includes upgrading the capacity and technical performance of these systems to levels that will allow the delivery of these advanced services and features. Such integration-related efforts are expected to be largely complete by the end of 2007. As of March 31, 2007, Digital Phone was available to over 15% of the homes passed in the Acquired Systems. TWC expects to continue to roll out Digital Phone service across the Acquired Systems during the remainder of 2007.
     Improvement in the financial and operating performance of the Acquired Systems depends in part on the completion of these initiatives and the subsequent availability of the Company’s bundled advanced services in the Acquired Systems. In addition, due to various operational and competitive challenges, the Company expects that the acquired systems located in Los Angeles, CA and Dallas, TX will likely require more time and resources than the other acquired systems to stabilize and then meaningfully improve their financial and operating performance. As of March 31, 2007, the Los Angeles and Dallas acquired systems together served approximately 2.0 million basic video subscribers (about 50% of the basic video subscribers served by the Acquired Systems). TWC believes that by upgrading the plant and integrating the Acquired Systems into its operations, there is a significant opportunity over time to increase service penetration rates, and improve Subscription revenues and Operating Income before Depreciation and Amortization in the Acquired Systems.
Recent Developments
2007 Bond Offering
     On April 9, 2007, TWC issued $5.0 billion in aggregate principal amount of senior unsecured notes and debentures (the “2007 Bond Offering”) consisting of $1.5 billion principal amount of 5.40% Notes due 2012, $2.0 billion principal amount of 5.85% Notes due 2017 and $1.5 billion principal amount of 6.55% Debentures due 2037 pursuant to Rule 144A and Regulation S under the Securities Act of 1933, as amended (the “Securities Act”). The Company used the net proceeds from this issuance to repay all of the outstanding indebtedness under its $4.0 billion three-year term loan facility and a portion of the outstanding indebtedness under its $4.0 billion five-year term loan facility. See “Financial Condition and Liquidity—Debt Securities” for further details.
TKCCP Joint Venture
     As discussed further in Note 3 to the accompanying consolidated financial statements, TKCCP is a 50-50 joint venture between a consolidated subsidiary of TWC (Time Warner Entertainment-Advance/Newhouse Partnership (“TWE-A/N”)) and Comcast. On January 1, 2007, TKCCP distributed its assets to its partners. TWC received the Kansas City Pool, which served approximately 788,000 basic video subscribers as of December 31, 2006, and Comcast received the pool of assets consisting of the Houston cable systems (the “Houston Pool”), which served approximately 795,000 basic video subscribers as of December 31, 2006. TWC began consolidating the results of the Kansas City Pool on January 1, 2007. TWC expects that TKCCP will be formally dissolved in the second quarter of 2007. For accounting purposes, the Company has treated the distribution of TKCCP’s assets as a sale of the Company’s 50%

TIME WARNER CABLE INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS
OF OPERATIONS AND FINANCIAL CONDITION—(Continued)
equity interest in the Houston Pool and as an acquisition of Comcast’s 50% equity interest in the Kansas City Pool. As a result of the sale of the Company’s 50% equity interest in the Houston Pool, the Company recorded a pretax gain of approximately $146 million in the first quarter of 2007, which is included as a component of other income, net, in the accompanying consolidated statement of operations.
Adelphia Acquisition and Related Transactions
     As discussed further in Note 3 to the accompanying consolidated financial statements, on July 31, 2006, TW NY and Comcast completed their respective acquisitions of assets comprising in the aggregate substantially all of the cable assets of Adelphia (the “Adelphia Acquisition”). Additionally, on July 31, 2006, immediately before the closing of the Adelphia Acquisition, Comcast’s interests in TWC and Time Warner Entertainment Company, L.P. (“TWE”), a subsidiary of TWC, were redeemed (the “Redemptions”). Following the Redemptions and the Adelphia Acquisition, on July 31, 2006, TW NY and Comcast swapped certain cable systems, most of which were acquired from Adelphia, in order to enhance TWC’s and Comcast’s respective geographic clusters of subscribers (the “Exchange” and, together with the Adelphia Acquisition and the Redemptions, the “Transactions”). In addition, on July 28, 2006, American Television and Communications Corporation (“ATC”), a subsidiary of Time Warner, contributed its 1% common equity interest and $2.4 billion preferred equity interest in TWE to TW NY Cable Holding Inc. (“TW NY Holding”), a subsidiary of TWC and the parent of TW NY, in exchange for an approximately 12.4% non-voting common stock interest in TW NY Holding (the “ATC Contribution”).
     The results of the systems acquired in connection with the Transactions have been included in the accompanying consolidated statement of operations since the closing of the Transactions. The systems previously owned by TWC and transferred to Comcast in connection with the Redemptions and the Exchange (the “Transferred Systems”) have been reflected as discontinued operations in the accompanying consolidated financial statements for all periods presented (Note 3).
     As a result of the closing of the Transactions, TWC acquired systems with approximately 4.0 million basic video subscribers and disposed of the Transferred Systems, with approximately 0.8 million basic video subscribers, for a net gain of approximately 3.2 million basic video subscribers. As of March 31, 2007, Time Warner owned approximately 84.0% of TWC’s outstanding common stock (including 82.7% of TWC’s outstanding Class A common stock and all outstanding shares of TWC’s Class B common stock), as well as an approximately 12.4% non-voting common stock interest in TW NY Holding. As a result of the Redemptions, Comcast no longer had an interest in TWC or TWE.
     On February 13, 2007, Adelphia’s Chapter 11 reorganization plan became effective and, under applicable securities law regulations and provisions of the U.S. bankruptcy code, TWC became a public company subject to the requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Under the terms of the reorganization plan, most of the 155,913,430 shares of TWC Class A Common Stock that Adelphia received in the Adelphia Acquisition (representing approximately 16% of TWC’s outstanding common stock) are being distributed to Adelphia’s creditors. As of March 31, 2007, approximately 77% of these shares of Class A common stock had been distributed to Adelphia’s creditors. The remaining shares are expected to be distributed during the coming months as the remaining disputes are resolved by the bankruptcy court, including 4% of such shares that are being held in escrow in connection with the Adelphia Acquisition. On March 1, 2007, TWC’s Class A common stock began trading on the New York Stock Exchange under the symbol “TWC” (Note 3).

TIME WARNER CABLE INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS
OF OPERATIONS AND FINANCIAL CONDITION—(Continued)
FINANCIAL STATEMENT PRESENTATION
Revenues
     The Company’s revenues consist of Subscription and Advertising revenues. Subscription revenues consist of revenues from video, high-speed data and voice services.
     Video revenues include monthly fees for basic, standard and digital services from both residential and commercial subscribers, together with related equipment rental charges, including charges for set-top boxes, and charges for premium programming and SVOD services. Video revenues also include installation, pay-per-view and VOD charges and franchise fees relating to video charges collected on behalf of local franchising authorities. Several ancillary items are also included within video revenues, such as commissions related to the sale of merchandise by home shopping services and rental income earned on the leasing of antenna attachments on the Company’s transmission towers. In each period presented, these ancillary items constitute less than 2% of video revenues.
     High-speed data revenues include monthly subscriber fees from both residential and commercial subscribers, along with related equipment rental charges, home networking fees and installation charges. High-speed data revenues also include fees received from third party internet service providers, certain cable systems owned by a subsidiary of TWE-A/N and managed by the Advance/Newhouse Partnership (“A/N”) and, in 2006, fees received from TKCCP.
     Voice revenues include monthly subscriber fees principally from residential voice subscribers, including Digital Phone subscribers and approximately 93,000 circuit-switched subscribers (as of March 31, 2007) acquired from Comcast in the Exchange, along with related installation charges. TWC continues to provide traditional, circuit-switched services to those subscribers and will continue to do so for some period of time until it is able to discontinue the circuit-switched offering in accordance with regulatory requirements, at which time the only voice services provided by TWC will be Digital Phone and commercial voice.
     Advertising revenues include the fees charged to local, regional and national advertising customers for advertising placed on the Company’s video and high-speed data services. Nearly all Advertising revenues are attributable to the Company’s video service.
Costs and Expenses
     Costs of revenues include: video programming costs (including fees paid to the programming vendors net of certain amounts received from the vendors); high-speed data connectivity costs; Digital Phone network costs; other service-related expenses, including non-administrative labor costs directly associated with the delivery of services to subscribers; maintenance of the Company’s delivery systems; franchise fees; and other related expenses. The Company’s programming agreements are generally multi-year agreements that provide for the Company to make payments to the programming vendors at agreed upon rates based on the number of subscribers to which the Company provides the service.
     Selling, general and administrative expenses include amounts not directly associated with the delivery of services to subscribers or the maintenance of the Company’s delivery systems, such as administrative labor costs, marketing expenses, billing charges, repair and maintenance costs, management fees paid to Time Warner and other administrative overhead costs, net of management fees received from TKCCP. Effective August 1, 2006, as a result of the pending dissolution of TKCCP, TWC no longer receives management fees from TKCCP.

TIME WARNER CABLE INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS
OF OPERATIONS AND FINANCIAL CONDITION—(Continued)
Use of Operating Income before Depreciation and Amortization and Free Cash Flow
     Operating Income before Depreciation and Amortization (“OIBDA”) is a financial measure not calculated and presented in accordance with U.S. generally accepted accounting principles (“GAAP”). The Company defines OIBDA as Operating Income before depreciation of tangible assets and amortization of intangible assets. Management utilizes OIBDA, among other measures, in evaluating the performance of the Company’s business because OIBDA eliminates the uneven effect across its business of considerable amounts of depreciation of tangible assets and amortization of intangible assets recognized in business combinations. It is also a significant component of the Company’s annual incentive compensation programs. OIBDA is also a measure used by the Company’s parent, Time Warner, to evaluate the Company’s performance and is an important metric in the Time Warner reportable segment disclosures. Management also uses OIBDA because it provides an indication of the Company’s ability to service debt and fund capital expenditures, as OIBDA removes the impact of depreciation and amortization. A limitation of this measure, however, is that it does not reflect the periodic costs of certain capitalized tangible and intangible assets used in generating revenues in the Company’s business. To compensate for this limitation, management evaluates the investments in such tangible and intangible assets through other financial measures, such as capital expenditure budget variances, investment spending levels and return on capital analysis. Additionally, OIBDA should be considered in addition to, and not as a substitute for, Operating Income, net income and other measures of financial performance reported in accordance with GAAP and may not be comparable to similarly titled measures used by other companies.
     Free Cash Flow is a non-GAAP financial measure. The Company defines Free Cash Flow as cash provided by operating activities (as defined under GAAP) plus excess tax benefits from the exercise of stock options, less cash provided by (used by) discontinued operations, capital expenditures, partnership distributions and principal payments on capital leases. Management uses Free Cash Flow to evaluate the Company’s business. It is also a significant component of the Company’s annual incentive compensation programs. The Company believes this measure is an important indicator of its liquidity, including its ability to reduce net debt and make strategic investments, because it reflects the Company’s operating cash flow after considering the significant capital expenditures required to operate its business. A limitation of this measure, however, is that it does not reflect payments made in connection with investments and acquisitions, which reduce liquidity. To compensate for this limitation, management evaluates such expenditures through other financial measures such as return on investment analyses. Free Cash Flow should not be considered as an alternative to net cash provided by operating activities as a measure of liquidity, and may not be comparable to similarly titled measures used by other companies.
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
RESULTS OF OPERATIONS
Basis of Presentation
Consolidation of Kansas City Pool
     On January 1, 2007, the Company began consolidating the results of the Kansas City Pool upon the distribution of the assets of TKCCP to its partners. The results of operations for the Kansas City Pool have been presented below separately from the results of the Legacy Systems.

TIME WARNER CABLE INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS
OF OPERATIONS AND FINANCIAL CONDITION—(Continued)
Discontinued Operations
     The Company has reflected the operations of the Transferred Systems as discontinued operations for all periods presented. See Note 3 to the accompanying consolidated financial statements for additional information regarding the discontinued operations.
Reclassifications
     Certain reclassifications have been made to the prior year’s financial information to conform to the March 31, 2007 presentation.
Recent Accounting Standards
Accounting for Sabbatical Leave and Other Similar Benefits
     On January 1, 2007, the Company adopted the provisions of Emerging Issues Task Force (“EITF”) Issue No. 06-02, Accounting for Sabbatical Leave and Other Similar Benefits (“EITF 06-02”), related to certain sabbatical leave and other employment arrangements that are similar to a sabbatical leave. EITF 06-02 provides that an employee’s right to a compensated absence under a sabbatical leave or similar benefit arrangement in which the employee is not required to perform any duties during the absence is an accumulating benefit. Therefore, such arrangements should be accounted for as a liability with the cost recognized over the service period during which the employee earns the benefit. Adoption of this guidance resulted in a decrease in retained earnings of $62 million ($37 million, net of tax) on January 1, 2007. The resulting change in the accrual for the three months ended March 31, 2007 was not material.
Accounting for Uncertainty in Income Taxes
     On January 1, 2007, the Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 (“FIN 48”), which clarifies the accounting for uncertainty in income tax positions. This interpretation requires the Company to recognize in the consolidated financial statements only those tax positions determined to be more likely than not of being sustained upon examination, based on the technical merits of the positions. Upon adoption, the Company recognized a $3 million reduction of previously recorded tax reserves, which was accounted for as an increase to the retained earnings balance as of January 1, 2007.

TIME WARNER CABLE INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS
OF OPERATIONS AND FINANCIAL CONDITION—(Continued)
Three Months Ended March 31, 2007 Compared to Three Months Ended March 31, 2006
Consolidated Results
     Revenues. Revenues by major category were as follows (in millions):

	Three Months Ended March 31,
	2007(a)	2006(b)	% Change
Subscription:
Video	$2,504	$1,574	59%
High-speed data	894	568	57%
Voice	264	134	97%

Total Subscription	3,662	2,276	61%
Advertising	189	109	73%

Total	$3,851	$2,385	61%

(a)	Revenues for the three months ended March 31, 2007 include the results of the Legacy Systems, the Acquired Systems and the Kansas City Pool as reported in the table below.

(b)	Revenues for the three months ended March 31, 2006 consist only of the results of the Legacy Systems.
     Revenues, including the components of Subscription revenues, for the Legacy Systems, the Acquired Systems and the Kansas City Pool were as follows for the three months ended March 31, 2007 (in millions):

	Legacy	Acquired	Kansas
	Systems	Systems	City Pool	Total
Subscription:
Video	$1,674	$695	$135	$2,504
High-speed data	648	197	49	894
Voice	230	15	19	264

Total Subscription	2,552	907	203	3,662
Advertising	116	64	9	189

Total	$2,668	$971	$212	$3,851

TIME WARNER CABLE INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS
OF OPERATIONS AND FINANCIAL CONDITION—(Continued)
     Subscriber numbers were as follows (in thousands):

	Consolidated Subscribers(a)			Managed Subscribers(a)
	as of March 31,			as of March 31,
	2007	2006	% Change	2007	2006	% Change
Basic video(b)	13,448	8,657	55%	13,448	9,447	42%
Digital video(c)	7,548	4,493	68%	7,548	4,808	57%
Residential high-speed data(d)	7,000	4,116	70%	7,000	4,443	58%
Commercial high-speed data(d)	254	173	47%	254	188	35%
Digital Phone(e)	2,094	1,149	82%	2,094	1,248	68%

(a)	Historically, managed subscribers included TWC’s consolidated subscribers and subscribers in the Kansas City Pool of TKCCP that TWC received on January 1, 2007 in the TKCCP asset distribution. Beginning January 1, 2007, subscribers in the Kansas City Pool are included in both managed and consolidated subscriber results as a result of the consolidation of the Kansas City Pool.

(b)	Basic video subscriber numbers reflect billable subscribers who receive basic video service.

(c)	Digital video subscriber numbers reflect billable subscribers who receive any level of video service via digital technology.

(d)	High-speed data subscriber numbers reflect billable subscribers who receive the Company’s Road Runner high-speed data service or any of the other high-speed data services offered by TWC.

(e)	Digital Phone subscriber numbers reflect billable subscribers who receive IP-based telephony service. Digital Phone subscribers exclude subscribers acquired from Comcast in the Exchange who receive traditional, circuit-switched telephone service (which totaled approximately 93,000 consolidated subscribers at March 31, 2007).
     Subscription revenues increased for the three months ended March 31, 2007 as a result of increases in video, high-speed data and voice revenues. The increase in video revenues was primarily due to the impact of the Acquired Systems, the consolidation of the Kansas City Pool, the continued penetration of digital video services, video price increases and growth in basic video subscriber levels in the Legacy Systems. Aggregate revenues associated with the Company’s digital video services, including digital tiers, pay-per-view, VOD, SVOD and DVRs, increased 70% to $563 million for the three months ended March 31, 2007 from $332 million for the three months ended March 31, 2006.
     High-speed data revenues for the three months ended March 31, 2007 increased primarily due to the impact of the Acquired Systems, the consolidation of the Kansas City Pool and growth in high-speed data subscribers in the Legacy Systems. Commercial high-speed data revenues increased to $101 million for the three months ended March 31, 2007 from $70 million for the three months ended March 31, 2006. Strong growth rates for high-speed data service revenues are expected to continue during the remainder of 2007.
     The increase in Voice revenues for the three months ended March 31, 2007 was primarily due to growth in Digital Phone subscribers and the consolidation of the Kansas City Pool. Voice revenues associated with the Acquired Systems for the three months ended March 31, 2007 also included approximately $14 million of revenues associated with subscribers acquired from Comcast who received traditional, circuit-switched telephone service. As of March 31, 2007, Digital Phone service was available to over 15% of the homes passed in the Acquired Systems. Strong growth rates for voice revenues are expected to continue during the remainder of 2007.
     Average monthly subscription revenue (which includes video, high-speed data and voice revenues) per basic video subscriber (“subscription ARPU”) increased approximately 3% to $91 for the three months ended March 31, 2007 from approximately $88 for the three months ended March 31, 2006 as a result of the increased penetration of advanced services in the Legacy Systems and higher video prices, as discussed above, partially offset by lower penetration of advanced services in the Acquired Systems and the Kansas City Pool.
     For the three months ended March 31, 2007, Advertising revenues increased due to a $70 million increase in local advertising and a $10 million increase in national advertising, primarily due to the impact of the Acquired Systems and the consolidation of the Kansas City Pool.

TIME WARNER CABLE INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS
OF OPERATIONS AND FINANCIAL CONDITION—(Continued)
     Costs of revenues. The major components of costs of revenues were as follows (in millions):

	Three Months Ended March 31,
	2007	2006	% Change
Video programming	$880	$510	73%
Employee	547	305	79%
High-speed data	44	34	29%
Voice	112	60	87%
Other	300	178	69%

Total	$1,883	$1,087	73%

     Costs of revenues increased 73%, and, as a percentage of revenues, were 49% for the three months ended March 31, 2007 compared to 46% for the three months ended March 31, 2006. The increase in costs of revenues was primarily related to the impact of the Acquired Systems and the consolidation of the Kansas City Pool, as well as increases in video programming, employee, voice and other costs. The increase in costs of revenues as a percentage of revenues reflects the lower margins in the Acquired Systems.
     The increase in video programming costs was due primarily to the impact of the Acquired Systems and the consolidation of the Kansas City Pool, as well as contractual rate increases, the increase in video subscribers and the expansion of service offerings in the Legacy Systems. Video programming costs for the three months ended March 31, 2006 also included an $11 million benefit reflecting an adjustment in the amortization of certain launch support payments. Video programming costs in the Acquired Systems and the Kansas City Pool totaled $257 million and $50 million, respectively, for the three months ended March 31, 2007. Per subscriber programming costs increased 11%, to $21.88 per month in 2007 from $19.71 per month in 2006.
     Employee costs increased primarily due to the impact of the Acquired Systems, the consolidation of the Kansas City Pool, higher headcount resulting from the continued roll-out of advanced services and salary increases. Additionally, employee costs for the three months ended March 31, 2006 included a benefit of approximately $16 million (with an additional benefit of approximately $5 million included in selling, general and administrative expenses) due to changes in estimates related to prior period medical benefit accruals.
     High-speed data service costs consist of the direct costs associated with the delivery of high-speed data services, including network connectivity and certain other costs. High-speed data service costs increased due to the impact of the Acquired Systems, the consolidation of the Kansas City Pool and subscriber growth, offset partially by a decrease in per subscriber connectivity costs.
     Voice costs consist of the direct costs associated with the delivery of voice services, including network connectivity costs. Voice costs increased primarily due to growth in Digital Phone subscribers and the consolidation of the Kansas City Pool.
     Other costs increased primarily due to the impact of the Acquired Systems and the consolidation of the Kansas City Pool, as well as revenue-driven increases in fees paid to local franchise authorities and increases in other costs associated with the continued roll-out of advanced services in the Legacy Systems.

TIME WARNER CABLE INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS
OF OPERATIONS AND FINANCIAL CONDITION—(Continued)
     Selling, general and administrative expenses. The major components of selling, general and administrative expenses were as follows (in millions):

	Three Months Ended March 31,
	2007	2006	% Change
Employee	$263	$206	28%
Marketing	123	85	45%
Other	265	146	82%

Total	$651	$437	49%

     Selling, general and administrative expenses increased as a result of higher employee, marketing and other costs. Employee costs increased primarily due to the impact of the Acquired Systems, the consolidation of the Kansas City Pool, increased headcount resulting from the continued roll-out of advanced services and salary increases. Marketing costs increased as a result of the Acquired Systems and higher costs associated with the continued roll-out of advanced services. Other costs increased primarily due to the impact of the Acquired Systems, the consolidation of the Kansas City Pool and increases in administrative costs associated with the increase in headcount discussed above.
     Merger-related and restructuring costs. The Company expensed $4 million of non-capitalizable merger-related costs associated with the Transactions for both the three months ended March 31, 2007 and 2006. In addition, the results included $6 million of restructuring costs for both the three months ended March 31, 2007 and 2006. The Company’s restructuring activities are part of the Company’s broader plans to simplify its organizational structure and enhance its customer focus. TWC is in the process of executing these initiatives and expects to incur additional costs as these plans continue to be implemented throughout 2007.
     Reconciliation of Operating Income to OIBDA. The following table reconciles Operating Income to OIBDA. In addition, the table provides the components from Operating Income to net income for purposes of the discussions that follow (in millions):

	Three Months Ended March 31,
	2007	2006	% Change
Net income	$276	$237	16%
Discontinued operations, net of tax	—	(31)	-100%
Cumulative effect of accounting change, net of tax	—	(2)	-100%

Income before discontinued operations and cumulative effect of accounting change	276	204	35%
Income tax provision	187	137	36%

Income before income taxes, discontinued operations and cumulative effect of accounting change	463	341	36%
Interest expense, net	227	112	103%
Income from equity investments, net	(3)	(18)	-83%
Minority interest expense, net	38	18	111%
Other income	(146)	(1)	NM

Operating Income	579	452	28%
Depreciation	649	380	71%
Amortization	79	19	316%

OIBDA	$1,307	$851	54%

NM—Not meaningful.
     OIBDA. OIBDA increased for the three months ended March 31, 2007 due to revenue growth, partially offset by higher costs of revenues and selling, general and administrative expenses, as discussed above.

TIME WARNER CABLE INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS
OF OPERATIONS AND FINANCIAL CONDITION—(Continued)
     Depreciation expense. Depreciation expense increased for the three months ended March 31, 2007 primarily due to the impact of the Acquired Systems, the consolidation of the Kansas City Pool and demand-driven increases in recent years of purchases of customer premise equipment, which generally has a significantly shorter useful life compared to the mix of assets previously purchased.
     Amortization expense. Amortization expense increased for the three months ended March 31, 2007 primarily as a result of the amortization of intangible assets associated with customer relationships acquired as part of the Transactions.
     Operating Income. Operating Income increased for the three months ended March 31, 2007 primarily due to the increase in OIBDA, partially offset by increases in both depreciation and amortization expense, as discussed above.
     The Company anticipates that OIBDA and Operating Income will continue to increase during the remainder of 2007 as compared to the similar period in the prior year, although the full year rates of growth are expected to be lower than those experienced in the first quarter of 2007 as the last five months of 2006 also included the benefit of the Adelphia Acquisition.
     Interest expense, net. Interest expense, net, increased for the three months ended March 31, 2007 primarily due to an increase in long-term debt and mandatorily redeemable preferred membership units issued by a subsidiary in connection with the Transactions, partially offset by a decrease in mandatorily redeemable preferred equity issued by a subsidiary in the ATC Contribution.
     Income from equity investments, net. Income from equity investments, net, decreased for the three months ended March 31, 2007 primarily due to the Kansas City Pool no longer being treated as an equity method investment as a result of the TKCCP asset distribution on January 1, 2007. Additionally, since July 1, 2006, the Company has not been entitled to any economic benefit of ownership from the Houston Pool, which was distributed to Comcast on January 1, 2007 in the TKCCP asset distribution. During the three months ended March 31, 2006, the Company’s 50% ownership interest in TKCCP was accounted for as an equity investment. Refer to “Overview—Recent Developments—TKCCP Joint Venture” for additional information.
     Minority interest expense, net. Minority interest expense, net, increased for the three months ended March 31, 2007 primarily reflecting the change in the ownership structure of the Company and TWE as a result of the ATC Contribution and the Redemptions.
     Other income, net. The Company recorded a pretax gain of approximately $146 million for the three months ended March 31, 2007 as a result of the distribution of TKCCP’s assets, which was treated as a sale of the Company’s 50% equity interest in the Houston Pool. Refer to “Overview—Recent Developments—TKCCP Joint Venture” for additional information.
     Income tax provision. TWC’s income tax provision has been prepared as if the Company operated as a stand-alone taxpayer for all periods presented. For the three months ended March 31, 2007 and 2006, the Company recorded income tax provisions of $187 million and $137 million, respectively. The effective tax rate was approximately 40% for both the three months ended March 31, 2007 and 2006.
     Income before discontinued operations and cumulative effect of accounting change. Income before discontinued operations and cumulative effect of accounting change was $276 million for the three months ended March 31, 2007 compared to $204 million for the three months ended March 31, 2006. Basic and diluted income per common share before discontinued operations and cumulative effect of accounting change were $0.28 for the three months ended March 31, 2007 compared to $0.20 for the three months ended March 31, 2006. These increases were primarily due to increases in Operating Income and other

TIME WARNER CABLE INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS
OF OPERATIONS AND FINANCIAL CONDITION—(Continued)
income, net, partially offset by increases in interest expense, net, income tax provision and minority interest expense, net, and a decrease in income from equity investments, net.
     Discontinued operations, net of tax. Discontinued operations, net of tax, reflect the impact of treating the Transferred Systems as discontinued operations. For the three months ended March 31, 2006, the Company recognized pretax income applicable to these systems of $52 million ($31 million, net of tax).
     Cumulative effect of accounting change, net of tax. For the three months ended March 31, 2006, the Company recorded a benefit of $2 million, net of tax, as the cumulative effect of a change in accounting principle upon the adoption of FAS 123R in 2006, to recognize the effect of estimating the number of Time Warner equity-based awards granted to TWC employees prior to January 1, 2006 that are not ultimately expected to vest.
     Net income and Net income per common share. Net income was $276 million for the three months ended March 31, 2007 compared to $237 million for the three months ended March 31, 2006. Basic and diluted net income per common share were $0.28 for the three months ended March 31, 2007 compared to $0.23 for the three months ended March 31, 2006.
FINANCIAL CONDITION AND LIQUIDITY
Current Financial Condition
     Management believes that cash generated by or available to TWC should be sufficient to fund its capital and liquidity needs for the foreseeable future. TWC’s sources of cash include cash provided by operating activities, cash and equivalents on hand, $3.023 billion of available borrowing capacity under its committed credit facilities and commercial paper program as of March 31, 2007 and access to the capital markets. On April 9, 2007, TWC issued $5.0 billion of debt securities in the 2007 Bond Offering and used the net proceeds to repay all of the outstanding indebtedness under its Three-Year Term Facility and a portion of the outstanding indebtedness under its Five-Year Term Facility, each as defined below.
     At March 31, 2007, the Company had $14.445 billion of debt and mandatorily redeemable non-voting Series A Preferred Membership Units issued by TW NY in connection with the Adelphia Acquisition (the “TW NY Series A Preferred Membership Units”), $47 million of cash and equivalents and $23.811 billion of shareholders’ equity. At December 31, 2006, the Company had $14.732 billion of debt and TW NY Series A Preferred Membership Units, $51 million of cash and equivalents and $23.564 billion of shareholders’ equity.
     The following table shows the significant items contributing to the decrease in net debt (defined as total debt and TW NY Series A Preferred Membership Units less cash and equivalents) from December 31, 2006 to March 31, 2007 (in millions):

Balance at December 31, 2006	$14,681
Cash provided by operating activities	(1,006)
Capital expenditures from continuing operations	720
All other, net	3

Balance at March 31, 2007(a)	$14,398

(a)	Includes an unamortized fair value adjustment of $137 million.
Cash Flows
     Cash and equivalents decreased by $4 million and $12 million for the three months ended March 31, 2007 and 2006, respectively. Components of these changes are discussed below in more detail.

TIME WARNER CABLE INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS
OF OPERATIONS AND FINANCIAL CONDITION—(Continued)
Operating Activities
     Details of cash provided by operating activities are as follows (in millions):

	Three Months Ended March 31,
	2007	2006
OIBDA	$1,307	$851
Net interest payments(a)	(255)	(166)
Net income taxes refunded (paid)(b)	1	(1)
Noncash equity-based compensation	5	14
Net cash flows from discontinued operations(c)	54	76
Merger-related and restructuring payments, net of accruals(d)	(5)	1
All other, net, including working capital changes	(101)	7

Cash provided by operating activities	$1,006	$782

(a)	Includes interest income received of $2 million for the three months ended March 31, 2007 (none for the three months ended March 31, 2006).

(b)	Includes income tax refunds received of $5 million and $4 million for the three months ended March 31, 2007 and 2006, respectively.

(c)	Reflects net income from discontinued operations of $31 million for the three months ended March 31, 2006 (none for the three months ended March 31, 2007), net of noncash gains and expenses and working capital-related adjustments of $54 million and $45 million for the three months ended March 31, 2007 and 2006, respectively.

(d)	Includes payments for merger-related and restructuring costs and payments for certain other merger-related liabilities, net of accruals.
     Cash provided by operating activities increased from $782 million for the three months ended March 31, 2006 to $1.006 billion for the three months ended March 31, 2007. This increase was primarily related to an increase in OIBDA (due to revenue growth, partially offset by increases in costs of revenues and selling, general and administrative expenses). The increase in OIBDA was partially offset by an increase in working capital requirements and an increase in net interest payments reflecting the increase in debt levels attributable to the Transactions. The increase in working capital requirements was primarily due to the timing of accounts payable and accrual payments, partially offset by the timing of receivables from affiliated parties.
Investing Activities
     Details of cash used by investing activities are as follows (in millions):

	Three Months Ended March 31,
	2007	2006
Investments and acquisitions, net of cash acquired and distributions received:
Distributions received from an investee	$48	$—
All other	9	(55)
Capital expenditures from continuing operations	(720)	(472)
Capital expenditures from discontinued operations	—	(25)
Proceeds from disposal of property, plant and equipment	3	3

Cash used by investing activities	$(660)	$(549)

     Cash used by investing activities increased from $549 million for the three months ended March 31, 2006 to $660 million for the three months ended March 31, 2007. This increase was principally due to an increase in capital expenditures from continuing operations, driven by capital expenditures associated with the Acquired Systems, as well as the continued roll-out of advanced digital services and continued growth in high-speed data services in the Legacy Systems. The increase was partially offset by an increase in net cash acquired from investments, which included distributions received from Sterling Entertainment

TIME WARNER CABLE INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS
OF OPERATIONS AND FINANCIAL CONDITION—(Continued)
Enterprises, LLC (dba SportsNet New York), an equity method investee, and decreases in investment spending related to the Company’s equity investments, other acquisition-related expenditures and capital expenditures from discontinued operations.
     TWC’s capital expenditures from continuing operations included the following major categories (in millions):

	Three Months Ended March 31,
	2007	2006
Customer premise equipment(a)	$339	$266
Scalable infrastructure(b)	99	53
Line extensions(c)	76	54
Upgrades/rebuilds(d)	58	21
Support capital(e)	148	78

Total capital expenditures	$720	$472

(a)	Represents costs incurred in the purchase and installation of equipment that resides at a customer’s home for the purpose of receiving/sending video, high-speed data and/or Digital Phone signals. Such equipment typically includes digital converters, remote controls, high-speed data modems, telephone modems and the costs of installing such equipment for new customers. Customer premise equipment also includes materials and labor incurred to install the “drop” cable that connects a customer’s dwelling to the closest point of the main distribution network.

(b)	Represents costs incurred in the purchase and installation of equipment that controls signal reception, processing and transmission throughout TWC’s distribution network, as well as controls and communicates with the equipment residing at a customer’s home. Also included in scalable infrastructure is certain equipment necessary for content aggregation and distribution (VOD equipment) and equipment necessary to provide certain video, high-speed data and Digital Phone service features (voicemail, e-mail, etc.).

(c)	Represents costs incurred to extend TWC’s distribution network into a geographic area previously not served. These costs typically include network design, the purchase and installation of fiber optic and coaxial cable and certain electronic equipment.

(d)	Represents costs incurred to upgrade or replace certain existing components or an entire geographic area of TWC’s distribution network. These costs typically include network design, the purchase and installation of fiber optic and coaxial cable and certain electronic equipment.

(e)	Represents all other capital purchases required to run day-to-day operations. These costs typically include vehicles, land and buildings, computer equipment, office equipment, furniture and fixtures, tools and test equipment and software.
     TWC incurs expenditures associated with the construction of its cable systems. Costs associated with the construction of the cable transmission and distribution facilities and new cable service installations are capitalized. TWC generally capitalizes expenditures for tangible fixed assets having a useful life of greater than one year. Capitalized costs include direct material, labor and overhead and interest. Sales and marketing costs, as well as the costs of repairing or maintaining existing fixed assets, are expensed as incurred. With respect to certain customer premise equipment, which includes converters and cable modems, TWC capitalizes installation charges only upon the initial deployment of these assets. All costs incurred in subsequent disconnects and reconnects are expensed as incurred. Depreciation on these assets is provided, generally using the straight-line method, over their estimated useful lives. For converters and modems, the useful life is 3 to 4 years, and, for distribution plant, the useful life is up to 16 years.
     During the first quarter of 2007, TWC experienced difficulty in obtaining sufficient quantities of HDTV-capable set-top boxes to satisfy all consumer requests for such boxes, and such difficulties may continue during the near term. During the second quarter of 2007, TWC expects to begin taking delivery of new, separated-security set-top boxes intended to comply with Federal Communications Commission (“FCC”) regulations scheduled to come into effect on July 1, 2007, and plans to meet continued strong demand for HDTV-capable set-top boxes in part by deploying the new, separated-security boxes in advance of the FCC-mandated schedule. If TWC is unable to timely deploy the new boxes (e.g., due to supply, hardware, software or other operational issues), its current difficulties in satisfying consumer requests for HDTV-capable boxes may continue.

TIME WARNER CABLE INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS
OF OPERATIONS AND FINANCIAL CONDITION—(Continued)
     In connection with the Transactions, TW NY acquired significant amounts of property, plant and equipment, which were recorded at their estimated fair values. The remaining useful lives assigned to such assets were generally shorter than the useful lives assigned to comparable new assets, to reflect the age, condition and intended use of the acquired property, plant and equipment.
     As a result of the Transactions, the Company has made and anticipates continuing to make significant capital expenditures related to the continued integration of the Acquired Systems, including improvements to plant and technical performance and upgrading system capacity, which will allow the Company to offer its advanced services and features in the Acquired Systems. Through December 31, 2006, TWC incurred approximately $200 million of such expenditures, and the Company estimates that it will incur additional expenditures of approximately $225 million to $275 million during 2007 (including $43 million incurred during the three months ended March 31, 2007). TWC expects that these upgrades will be substantially complete by the end of 2007. TWC does not believe that these expenditures will have a material negative impact on its liquidity or capital resources.
Financing Activities
     Details of cash used by financing activities are as follows (in millions):

	Three Months Ended March 31,
	2007	2006
Borrowings (repayments), net(a)	$624	$(235)
Borrowings	173	—
Repayments	(1,079)	—
Excess tax benefit from exercise of stock options	3	—
Principal payments on capital leases	(1)	—
Distributions to owners, net	(10)	(10)
Other financing activities	(60)	—

Cash used by financing activities	$(350)	$(245)

(a)	Borrowings (repayments), net, reflect borrowings under the Company’s commercial paper program with original maturities of three months or less, net of repayments of such borrowings. Borrowings (repayments), net, also included $13 million of debt issuance costs for the three months ended March 31, 2006.
     Cash used by financing activities increased from $245 million for the three months ended March 31, 2006 to $350 million for the three months ended March 31, 2007. This increase was due primarily to the repayment of borrowings under the Company’s revolving credit facility and other financing activities, partially offset by an increase in net borrowings under the Company’s commercial paper program.

TIME WARNER CABLE INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS
OF OPERATIONS AND FINANCIAL CONDITION—(Continued)
Free Cash Flow
     Reconciliation of Cash provided by operating activities to Free Cash Flow. The following table reconciles Cash provided by operating activities to Free Cash Flow (in millions):

	Three Months Ended March 31,
	2007	2006
Cash provided by operating activities	$1,006	$782
Reconciling items:
Discontinued operations, net of tax	—	(31)
Adjustments relating to the operating cash flow of discontinued operations	(54)	(45)

Cash provided by continuing operating activities	952	706
Add: Excess tax benefit from exercise of stock options	3	—
Less:
Capital expenditures from continuing operations	(720)	(472)
Partnership tax distributions, stock option distributions and principal payments on capital leases of continuing operations	(11)	(10)

Free Cash Flow	$224	$224

     Free Cash Flow was $224 million for each of the three months ended March 31, 2007 and 2006 primarily as a result of an increase in cash provided by continuing operating activities, offset primarily by an increase in capital expenditures from continuing operations.
Debt Securities
     On April 9, 2007, the Company issued $1.5 billion principal amount of 5.40% Notes due 2012 (the “2012 Notes”), $2.0 billion principal amount of 5.85% Notes due 2017 (the “2017 Notes”) and $1.5 billion principal amount of 6.55% Debentures due 2037 (the “2037 Debentures” and, together with the 2012 Notes and the 2017 Notes, the “Debt Securities”) pursuant to Rule 144A and Regulation S under the Securities Act. The Debt Securities are guaranteed by TWE and TW NY Holding (collectively, the “Guarantors”).
     The Debt Securities were issued pursuant to an Indenture, dated as of April 9, 2007 (the “Base Indenture”), by and among the Company, the Guarantors and The Bank of New York, as trustee, as supplemented by the First Supplemental Indenture, dated as of April 9, 2007 (the “First Supplemental Indenture” and, together with the Base Indenture, the “Indenture”), by and among the Company, the Guarantors and The Bank of New York, as trustee.
     The 2012 Notes will mature on July 2, 2012, the 2017 Notes will mature on May 1, 2017 and the 2037 Debentures will mature on May 1, 2037. Interest on the 2012 Notes will be payable semi-annually in arrears on January 2 and July 2 of each year, beginning on July 2, 2007. Interest on the 2017 Notes and the 2037 Debentures will be payable semi-annually in arrears on May 1 and November 1 of each year, beginning on November 1, 2007. The Debt Securities are unsecured senior obligations of the Company and rank equally with its other unsecured and unsubordinated obligations. The guarantees of the Debt Securities are unsecured senior obligations of the Guarantors and rank equally in right of payment with all other unsecured and unsubordinated obligations of the Guarantors.
     The Debt Securities may be redeemed in whole or in part at any time at the Company’s option at a redemption price equal to the greater of (i) 100% of the principal amount of the Debt Securities being redeemed and (ii) the sum of the present values of the remaining scheduled payments on the Debt Securities discounted to the redemption date on a semi-annual basis at a government treasury rate plus 20 basis points for the 2012 Notes, 30 basis points for the 2017 Notes and 35 basis points for the 2037 Debentures as further described in the Indenture, plus, in each case, accrued but unpaid interest to the redemption date.

TIME WARNER CABLE INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS
OF OPERATIONS AND FINANCIAL CONDITION—(Continued)
     The Indenture contains customary covenants relating to restrictions on the ability of the Company or any material subsidiary to create liens and on the ability of the Company and the Guarantors to consolidate, merge or convey or transfer substantially all of their assets. The Indenture also contains customary events of default.
     In connection with the issuance of the Debt Securities, on April 9, 2007, the Company, the Guarantors and the initial purchasers of the Debt Securities entered into a Registration Rights Agreement (the “Registration Rights Agreement”) pursuant to which the Company agreed, among other things, to use its commercially reasonable efforts to consummate a registered exchange offer for the Debt Securities within 270 days after the issuance date of the Debt Securities or cause a shelf registration statement covering the resale of the Debt Securities to be declared effective within specified periods. The Company will be required to pay additional interest of 0.25% per annum on the Debt Securities if it fails to timely comply with its obligations under the Registration Rights Agreement until such time as it complies.
Bank Credit Agreements and Commercial Paper Programs
     In the first quarter of 2006, the Company entered into $14.0 billion of bank credit agreements, consisting of an amended and restated $6.0 billion senior unsecured five-year revolving credit facility maturing February 15, 2011 (the “Cable Revolving Facility”), a $4.0 billion five-year term loan facility maturing February 21, 2011 (the “Five-Year Term Facility”) and a $4.0 billion three-year term loan facility maturing February 24, 2009 (the “Three-Year Term Facility” and, together with the Five-Year Term Facility, the “Term Facilities”). The Term Facilities, together with the Cable Revolving Facility, are referred to as the “Cable Facilities.” Collectively, the Cable Facilities refinanced $4.0 billion of previously existing committed bank financing, and $2.0 billion of the Cable Revolving Facility and $8.0 billion of the Term Facilities were used to finance, in part, the cash portions of the Transactions. The Cable Facilities are guaranteed by TWE and TW NY Holding.
     In April 2007, TWC used the net proceeds of the 2007 Bond Offering to repay all of the outstanding indebtedness under the Three-Year Term Facility, which was terminated on April 13, 2007. The balance of the net proceeds was used to repay a portion of the outstanding indebtedness under the Five-Year Term Facility on April 27, 2007, which reduced the outstanding indebtedness under such facility to $3.045 billion.
     Borrowings under the Cable Revolving Facility bear interest at a rate based on the credit rating of TWC, which rate was LIBOR plus 0.27% per annum as of March 31, 2007. In addition, TWC is required to pay a facility fee on the aggregate commitments under the Cable Revolving Facility at a rate determined by the credit rating of TWC, which rate was 0.08% per annum as of March 31, 2007. TWC may also incur an additional usage fee of 0.10% per annum on the outstanding loans and other extensions of credit under the Cable Revolving Facility if and when such amounts exceed 50% of the aggregate commitments thereunder. Borrowings under the Term Facilities accrue interest (or, in the case of the Three-Year Term Facility, accrued interest prior to its termination) at a rate based on the credit rating of TWC, which rate was LIBOR plus 0.40% per annum as of March 31, 2007.
     The Cable Revolving Facility provides same-day funding capability and a portion of the commitment, not to exceed $500 million at any time, may be used for the issuance of letters of credit. The Cable Facilities contain (or, in the case of the Three-Year Term Facility, contained prior to its termination) a maximum leverage ratio covenant of 5.0 times the consolidated EBITDA of TWC. The terms and related financial metrics associated with the leverage ratio are defined in the Cable Facility agreements. At March 31, 2007, TWC was in compliance with the leverage covenant, with a leverage ratio, calculated in accordance with the agreements, of approximately 2.9 times. The Cable Facilities do not contain (or, in the case of the Three-Year Term Facility, did not contain prior to its termination) any credit ratings-based defaults or covenants or any ongoing covenant or representations specifically relating to a material adverse change in the financial condition or results of operations of Time Warner or TWC. Borrowings under the

TIME WARNER CABLE INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS
OF OPERATIONS AND FINANCIAL CONDITION—(Continued)
Cable Revolving Facility may be used for general corporate purposes and unused credit is available to support borrowings under TWC’s commercial paper program.
     In addition to the Cable Facilities, TWC maintains a $6.0 billion unsecured commercial paper program (the “CP Program”) that is also guaranteed by TW NY Holding and TWE. Commercial paper issued under the CP Program is supported by unused committed capacity under the Cable Revolving Facility and ranks pari passu with other unsecured senior indebtedness of TWC, TWE and TW NY Holding.
     As of March 31, 2007, there were borrowings of $8.0 billion outstanding under the Term Facilities, letters of credit totaling $159 million outstanding under the Cable Revolving Facility, and $2.818 billion of commercial paper outstanding under the CP Program and supported by the Cable Revolving Facility. TWC’s available committed capacity under the Cable Revolving Facility as of March 31, 2007 was approximately $3.023 billion, and TWC had $47 million of cash and equivalents on hand. The foregoing amounts do not give effect to the 2007 Bond Offering and the use of its proceeds as described above.
Time Warner Approval Rights
     Under a shareholder agreement entered into between TWC and Time Warner on April 20, 2005 (the “Shareholder Agreement”), TWC is required to obtain Time Warner’s approval prior to incurring additional debt (except for the issuance of commercial paper or borrowings under the Cable Revolving Facility up to the limit of that credit facility, to which Time Warner has consented) or rental expenses (other than with respect to certain approved leases) or issuing preferred equity, if its consolidated ratio of debt, including preferred equity, plus six times its annual rental expense to EBITDAR (the “TW Leverage Ratio”) then exceeds, or would as a result of the incurrence or issuance exceed, 3:1. Under certain circumstances, TWC is required to include the indebtedness, annual rental expense obligations and EBITDAR of certain unconsolidated entities that it manages and/or in which it owns an equity interest, in the calculation of the TW Leverage Ratio. The Shareholder Agreement defines EBITDAR, at any time of measurement, as operating income plus depreciation, amortization and rental expense (for any lease that is not accounted for as a capital lease) for the twelve months ending on the last day of TWC’s most recent fiscal quarter, including certain adjustments to reflect the impact of significant transactions as if they had occurred at the beginning of the period.
     The following table sets forth the calculation of the TW Leverage Ratio for the twelve months ended March 31, 2007 (in millions, except ratio):

Indebtedness	$14,145
Preferred Membership Units	300
Six times annual rental expense	1,122

Total	$15,567

EBITDAR	$5,484

TW Leverage Ratio	2.84x

     As indicated in the table above, as of March 31, 2007, the TW Leverage Ratio did not exceed 3:1.

TIME WARNER CABLE INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS
OF OPERATIONS AND FINANCIAL CONDITION—(Continued)
CAUTION CONCERNING FORWARD-LOOKING STATEMENTS
     This document contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, particularly statements anticipating future growth in revenues, cash provided by operating activities and other financial measures. Words such as “anticipates,” “estimates,” “expects,” “projects,” “intends,” “plans,” “believes” and words and terms of similar substance used in connection with any discussion of future operating or financial performance identify forward-looking statements. These forward-looking statements are based on management’s current expectations and beliefs about future events. As with any projection or forecast, they are inherently susceptible to uncertainty and changes in circumstances, and the Company is under no obligation to, and expressly disclaims any obligation to, update or alter its forward-looking statements whether as a result of such changes, new information, subsequent events or otherwise.
     Various factors could adversely affect the operations, business or financial results of TWC in the future and cause TWC’s actual results to differ materially from those contained in the forward-looking statements, including those factors discussed in detail in Item 1A, “Risk Factors,” in the 2006 Form 10-K, and in TWC’s other filings made from time to time with the SEC after the date of this report. In addition, the Company operates in a highly competitive, consumer and technology-driven and rapidly changing business. The Company’s business is affected by government regulation, economic, strategic, political and social conditions, consumer response to new and existing products and services, technological developments and, particularly in view of new technologies, the continued ability to protect and secure any necessary intellectual property rights. TWC’s actual results could differ materially from management’s expectations because of changes in such factors.
     Further, lower than expected valuations associated with the Company’s cash flows and revenues may result in the Company’s inability to realize the value of recorded intangibles and goodwill. Additionally, actual results could differ materially from management’s expectations due to the factors discussed in detail in Item 1A, “Risk Factors,” in the 2006 Form 10-K, as well as:
•	economic slowdowns;

•	the impact of terrorist acts and hostilities;

•	changes in the Company’s plans, strategies and intentions;

•	the impacts of significant acquisitions, dispositions and other similar transactions;

•	the failure to meet earnings expectations;

•	decreased liquidity in the capital markets, including any reduction in the ability to access the capital markets for debt securities or bank financings; and

•	the significant amount of debt obligations incurred in connection with the Transactions.

TIME WARNER CABLE INC.
Item 4. CONTROLS AND PROCEDURES
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
     The Company, under the supervision and with the participation of its management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as such term is defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely making known to them material information relating to the Company and the Company’s consolidated subsidiaries required to be disclosed in the Company’s reports filed or submitted under the Exchange Act.
Changes in Internal Control Over Financial Reporting
     On July 31, 2006, the Company acquired certain cable systems from Adelphia and Comcast and, as a result, is integrating the processes, systems and controls relating to the acquired cable systems into the Company’s existing system of internal control over financial reporting. The Company has continued to integrate into its control structure many of the processes, systems and controls relating to the acquired cable systems in accordance with its integration plans. In addition, various transitional controls designed to supplement existing internal controls have been implemented with respect to the acquired systems. Except for the processes, systems and controls relating to the integration of the acquired cable systems at the Company, there have not been any changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2007 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

TIME WARNER CABLE INC.
CONSOLIDATED BALANCE SHEET
(Unaudited)

	March 31,	December 31,
	2007	2006
	(in millions)
ASSETS

Current assets
Cash and equivalents	$47	$51
Receivables, less allowances of $75 million in 2007 and $73 million in 2006	564	632
Receivables from affiliated parties	57	98
Other current assets	93	77
Current assets of discontinued operations	10	52

Total current assets	771	910
Investments	684	2,072
Property, plant and equipment, net	12,123	11,601
Intangible assets subject to amortization, net	878	876
Intangible assets not subject to amortization	38,953	38,051
Goodwill	2,064	2,059
Other assets	157	174

Total assets	$55,630	$55,743

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities
Accounts payable	$328	$516
Deferred revenue and subscriber-related liabilities	162	156
Payables to affiliated parties	179	165
Accrued programming expense	519	524
Other current liabilities	1,023	1,113
Current liabilities of discontinued operations	27	16

Total current liabilities	2,238	2,490
Long-term debt	14,142	14,428
Mandatorily redeemable preferred membership units issued by a subsidiary	300	300
Deferred income tax obligations, net	12,985	12,902
Long-term payables to affiliated parties	102	137
Other liabilities	406	296
Noncurrent liabilities of discontinued operations	2	2
Minority interests	1,644	1,624

Shareholders’ equity
Class A common stock, $0.01 par value, 902 million shares issued and outstanding as of March 31, 2007 and December 31, 2006	9	9
Class B common stock, $0.01 par value, 75 million shares issued and outstanding as of March 31, 2007 and December 31, 2006	1	1
Paid-in-capital	19,317	19,314
Accumulated other comprehensive loss, net	(128)	(130)
Retained earnings	4,612	4,370

Total shareholders’ equity	23,811	23,564

Total liabilities and shareholders’ equity	$55,630	$55,743

See accompanying notes.

TIME WARNER CABLE INC.
CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,
	2007	2006
	(in millions, except per share data)
Revenues:
Subscription:
Video	$2,504	$1,574
High-speed data	894	568
Voice	264	134

Total Subscription	3,662	2,276
Advertising	189	109

Total revenues(a)	3,851	2,385
Costs and expenses:
Costs of revenues(a)(b)	1,883	1,087
Selling, general and administrative(a)(b)	651	437
Depreciation	649	380
Amortization	79	19
Merger-related and restructuring costs	10	10

Total costs and expenses	3,272	1,933

Operating Income	579	452
Interest expense, net(a)	(227)	(112)
Income from equity investments, net	3	18
Minority interest expense, net	(38)	(18)
Other income, net	146	1

Income before income taxes, discontinued operations and cumulative effect of accounting change	463	341
Income tax provision	(187)	(137)

Income before discontinued operations and cumulative effect of accounting change	276	204
Discontinued operations, net of tax	—	31
Cumulative effect of accounting change, net of tax	—	2

Net income	$276	$237

Basic and diluted income per common share before discontinued operations and cumulative effect of accounting change	$0.28	$0.20
Discontinued operations	—	0.03
Cumulative effect of accounting change	—	—

Basic and diluted net income per common share	$0.28	$0.23

Weighted-average common shares outstanding	977	1,000

(a)	Includes the following income (expenses) resulting from transactions with related companies:

	Three Months Ended March 31,
	2007	2006
	(in millions)
Revenues	$3	$27
Costs of revenues	(251)	(204)
Selling, general and administrative	5	6
Interest expense, net	—	(37)

(b)	Costs of revenues and selling, general and administrative expenses exclude depreciation.
See accompanying notes.

TIME WARNER CABLE INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2007	2006
	(in millions)
OPERATING ACTIVITIES
Net income(a)	$276	$237
Adjustments for noncash and nonoperating items:
Cumulative effect of accounting change, net of tax	—	(2)
Depreciation and amortization	728	399
Pretax gain on sale of 50% equity interest in the Houston Pool of TKCCP	(146)	—
Income from equity investments, net of cash distributions	9	(18)
Minority interest expense, net	38	18
Deferred income taxes	136	54
Equity-based compensation	5	14
Changes in operating assets and liabilities, net of acquisitions:
Receivables	134	89
Accounts payable and other liabilities	(218)	(37)
Other changes	(10)	(17)
Adjustments relating to discontinued operations(a)	54	45

Cash provided by operating activities	1,006	782

INVESTING ACTIVITIES
Investments and acquisitions, net of cash acquired and distributions received	57	(55)
Capital expenditures from continuing operations	(720)	(472)
Capital expenditures from discontinued operations	—	(25)
Proceeds from disposal of property, plant and equipment	3	3

Cash used by investing activities	(660)	(549)

FINANCING ACTIVITIES
Borrowings (repayments), net(b)	624	(235)
Borrowings	173	—
Repayments	(1,079)	—
Excess tax benefit from exercise of stock options	3	—
Principal payments on capital leases	(1)	—
Distributions to owners, net	(10)	(10)
Other	(60)	—

Cash used by financing activities	(350)	(245)

DECREASE IN CASH AND EQUIVALENTS	(4)	(12)
CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	51	12

CASH AND EQUIVALENTS AT END OF PERIOD	$47	$—

(a)	Includes income from discontinued operations of $31 million for the three months ended March 31, 2006. After considering adjustments related to discontinued operations, net cash flows from discontinued operations were $54 million and $76 million for the three months ended March 31, 2007 and 2006, respectively.

(b)	Borrowings (repayments), net, reflect borrowings under the Company’s commercial paper program with original maturities of three months or less, net of repayments of such borrowings. Borrowings (repayments), net, also includes $13 million of debt issuance costs for the three months ended March 31, 2006.
See accompanying notes.

TIME WARNER CABLE INC.
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(Unaudited)

	Three Months Ended March 31,
	2007	2006
	(in millions)
BALANCE AT BEGINNING OF PERIOD	$23,564	$20,347
Net income(a)	276	237
Amortization of prior service pension costs, net of $1 million tax benefit	2	—

Comprehensive income	278	237
Impact of adopting new accounting pronouncements(b)	(34)	—
Allocations from Time Warner and other, net	3	(7)

BALANCE AT END OF PERIOD	$23,811	$20,577

(a)	Includes income from discontinued operations of $31 million for the three months ended March 31, 2006.

(b)	Relates to the impact of adopting the provisions of Emerging Issues Task Force Issue No. 06-02, Accounting for Sabbatical Leave and Other Similar Benefits, of $37 million, partially offset by the impact of adopting the provisions of Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109, of $3 million. Refer to Note 2 for further details.
     See accompanying notes.

TIME WARNER CABLE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION
Description of Business
     Time Warner Cable Inc. (together with its subsidiaries, “TWC” or the “Company”) is the second-largest cable operator in the U.S. and is an industry leader in developing and launching innovative video, data and voice services. At March 31, 2007, TWC had approximately 13.4 million basic video subscribers in technologically advanced, well-clustered systems located mainly in five geographic areas – New York state, the Carolinas, Ohio, southern California and Texas. As of March 31, 2007, TWC was the largest cable operator in a number of large cities, including New York City and Los Angeles.
     On July 31, 2006, a subsidiary of TWC, Time Warner NY Cable LLC (“TW NY”), and Comcast Corporation (together with its subsidiaries, “Comcast”) completed the acquisition of substantially all of the cable assets of Adelphia Communications Corporation (“Adelphia”) and related transactions. In addition, effective January 1, 2007, TWC began consolidating the results of certain cable systems located in Kansas City, south and west Texas and New Mexico (the “Kansas City Pool”) upon the distribution of the assets of Texas and Kansas City Cable Partners, L.P. (“TKCCP”) to its partners, TWC and Comcast. Prior to January 1, 2007, TWC’s interest in TKCCP was reported as an equity method investment. Refer to Note 3 for further details.
     Time Warner Inc. (“Time Warner”) currently owns approximately 84.0% of the common stock of TWC (representing a 90.6% voting interest). The financial results of TWC’s operations are consolidated by Time Warner.
     TWC principally offers three services – video, high-speed data and voice, which have been primarily targeted to residential customers. Video is TWC’s largest service in terms of revenues generated. TWC continues to increase video revenues through the offering of advanced digital video services such as video-on-demand (“VOD”), subscription-video-on-demand (“SVOD”), high definition television (“HDTV”) and set-top boxes equipped with digital video recorders (“DVRs”), as well as through price increases and subscriber growth. TWC’s digital video subscribers provide a broad base of potential customers for additional advanced services.
     High-speed data has been one of TWC’s fastest-growing services over the past several years and is a key driver of its results. As of March 31, 2007, TWC had approximately 7.0 million residential high-speed data subscribers. TWC also offers commercial high-speed data services and had approximately 254,000 commercial high-speed data subscribers as of March 31, 2007.
     Approximately 2.1 million subscribers received Digital Phone service, TWC’s residential voice service, as of March 31, 2007. For a monthly fixed fee, Digital Phone customers typically receive the following services: an unlimited local, in-state and U.S., Canada and Puerto Rico calling plan, as well as call waiting, caller ID and E911 services. TWC also is currently deploying a lower-priced unlimited in-state-only calling plan to serve those customers that do not use an interstate calling plan extensively and is planning to offer additional plans with a variety of local and long-distance options. Digital Phone enables TWC to offer its customers a convenient package, or “bundle,” of video, high-speed data and voice services, and to compete effectively against bundled services available from its competitors.
     In November 2005, TWC and several other cable companies, together with Sprint Nextel Corporation (“Sprint”), announced the formation of a joint venture to develop integrated wireline and wireless video, data and voice services. In 2006, TWC began offering a bundle that includes Sprint wireless service (with some unique TWC features) in limited operating areas and TWC will continue to roll out this service during the remainder of 2007.

TIME WARNER CABLE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
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
     As of July 31, 2006, the date the transactions with Adelphia and Comcast closed, the penetration rates for basic video, digital video and high-speed data services were generally lower in the systems acquired in and retained after the transactions with Adelphia and Comcast (the “Acquired Systems”) than in TWC’s legacy systems. Furthermore, certain advanced services were not available in some of the Acquired Systems, and an IP-based telephony service was not available in any of the Acquired Systems. To increase the penetration of these services in the Acquired Systems, TWC is in the midst of a significant integration effort that includes upgrading the capacity and technical performance of these systems to levels that will allow the delivery of these advanced services and features. Such integration-related efforts are expected to be largely complete by the end of 2007. As of March 31, 2007, Digital Phone was available to over 15% of the homes passed in the Acquired Systems.
Basis of Presentation
Changes in Basis of Presentation
     Consolidation of Kansas City Pool. As discussed more fully in Note 3, on January 1, 2007, the Company began consolidating the results of the Kansas City Pool upon the distribution of the assets of TKCCP to its partners.
     Discontinued Operations. As discussed more fully in Note 3, the Company has reflected the operations of the Transferred Systems (as defined in Note 3 below) as discontinued operations for all periods presented.
Basis of Consolidation
     The consolidated financial statements of TWC include 100% of the assets, liabilities, revenues, expenses, income, loss and cash flows of all companies in which TWC has a controlling voting interest, as well as allocations of certain Time Warner corporate costs deemed reasonable by management to present the Company’s consolidated results of operations, financial position, changes in equity and cash flows on a stand-alone basis. The consolidated financial statements include the results of Time Warner Entertainment-Advance/Newhouse Partnership (“TWE-A/N”) only for the systems that are controlled by TWC and for which TWC holds an economic interest. The Time Warner corporate costs include specified administrative services, including selected tax, human resources, legal, information technology, treasury, financial, public policy and corporate and investor relations services, and approximate Time Warner’s estimated overhead cost for services rendered. Intercompany transactions between the consolidated companies have been eliminated.
Use of Estimates
     The preparation of financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and footnotes thereto. Actual results could differ from those estimates.
     Significant estimates inherent in the preparation of the consolidated financial statements include accounting for asset impairments, allowances for doubtful accounts, investments, depreciation, amortization, business combinations, pensions, stock-based compensation, income taxes, nonmonetary transactions, contingencies and certain programming arrangements. Allocation methodologies used to prepare the

TIME WARNER CABLE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
consolidated financial statements are based on estimates and have been described in the notes, where appropriate.
Reclassifications
     Certain reclassifications have been made to the prior year’s financial information to conform to the March 31, 2007 presentation.
Interim Financial Statements
     The consolidated financial statements are unaudited; however, in the opinion of management, they contain all the adjustments (consisting of those of a normal recurring nature) considered necessary to present fairly the financial position, the results of operations and cash flows for the periods presented in conformity with GAAP applicable to interim periods. The consolidated financial statements should be read in conjunction with the audited consolidated financial statements of TWC included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.
Income per Common Share
     Basic income per common share is computed by dividing net income by the weighted average of common shares outstanding during the period. Weighted-average common shares include shares of Class A common stock and Class B common stock. Diluted income per common share adjusts basic income per common share for the effects of stock options, restricted stock, restricted stock units and other potentially dilutive financial instruments, only in the periods in which such effect is dilutive. TWC does not have any dilutive or potentially dilutive securities or other obligations to issue common stock as of March 31, 2007. Refer to Note 6 for further details.
Stock-based Compensation
     The Company follows the provisions of Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“Statement”) No. 123 (revised 2004), Share-Based Payment (“FAS 123R”), which require that a company measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost is recognized in the statement of operations over the period during which an employee is required to provide service in exchange for the award. FAS 123R also requires that excess tax benefits, as defined, realized from the exercise of stock options be reported as a financing cash inflow rather than as a reduction of taxes paid in cash flow from operations.
     Through March 31, 2007, the Company’s financial statements reflect equity awards under Time Warner’s equity plans.
     The grant-date fair value of a stock option award is estimated using the Black-Scholes option-pricing model, consistent with the provisions of FAS 123R and Securities Exchange Commission Staff Accounting Bulletin No. 107, Share-Based Payment. Because option-pricing models require the use of subjective assumptions, changes in these assumptions can materially affect the fair value of the options with respect to the Time Warner stock options issued to TWC employees. The Company determines the volatility assumption for these stock options using implied volatilities from Time Warner’s traded options as well as quotes from third-party investment banks. The expected term, which represents the period of time that options granted are expected to be outstanding, is estimated based on the historical exercise experience of TWC employees with respect to their ownership of Time Warner stock options. Separate groups of employees that have similar historical exercise behavior are considered separately for valuation purposes. The risk-free rate assumed in valuing the options is based on the U.S. Treasury yield curve in effect at the time of grant for the expected term of the option. The Company determines the expected dividend yield percentage by dividing the expected annual dividend by the market price of Time Warner common stock at the date of grant.

TIME WARNER CABLE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
     Prior to the adoption of FAS 123R on January 1, 2006, the Company recognized stock-based compensation expense for awards with graded vesting by treating each vesting tranche as a separate award and recognizing compensation expense ratably for each tranche. For equity awards granted subsequent to the adoption of FAS 123R, the Company treats such awards as a single award and recognizes stock-based compensation expense on a straight-line basis (net of estimated forfeitures) over the employee service period. Stock-based compensation expense is recorded in costs of revenues or selling, general and administrative expense depending on the employee’s job function.
     When recording compensation cost for equity awards, FAS 123R requires companies to estimate the number of equity awards granted that are expected to be forfeited. Prior to the adoption of FAS 123R, the Company recognized forfeitures when they occurred, rather than using an estimate at the grant date and subsequently adjusting the estimated forfeitures to reflect actual forfeitures. The Company recorded a benefit of $2 million, net of tax, as the cumulative effect of a change in accounting principle upon the adoption of FAS 123R in the first quarter of 2006, to recognize the effect of estimating the number of awards granted prior to January 1, 2006 that are not ultimately expected to vest.
     In April 2007, the Company made its first grant of stock options and restricted stock units based on its Class A common stock. The valuation of, as well as the expense recognition for, such awards is generally consistent with the treatment of Time Warner awards that have been granted to TWC employees as described above. However, because the Class A common stock has a limited trading history, the volatility assumption is determined by reference to a comparable peer group of publicly traded companies. Furthermore, the volatility assumption is calculated using a 75%-25% weighted average of implied volatilities from traded options and the historical stock price volatility of the peer group. Refer to Note 6 for a discussion of the Company’s stock option and restricted stock unit awards granted in April 2007.
Classification of Taxes Collected from Customers
     In the normal course of business, TWC is assessed non-income related taxes by governmental authorities, including franchising authorities, and collects such taxes from its customers. TWC’s policy is that, in instances where the tax is being assessed directly on the Company, amounts paid to the governmental authorities and amounts received from the customers are recorded on a gross basis. That is, amounts paid to the governmental authorities are recorded as costs of revenues and amounts received from the customer are recorded as Subscription revenues. The amount of non-income related taxes recorded on a gross basis during the three months ended March 31, 2007 and 2006 was $109 million and $80 million, respectively.
2. RECENT ACCOUNTING STANDARDS
Accounting for Sabbatical Leave and Other Similar Benefits
     On January 1, 2007, the Company adopted the provisions of Emerging Issues Task Force (“EITF”) Issue No. 06-02, Accounting for Sabbatical Leave and Other Similar Benefits (“EITF 06-02”), related to certain sabbatical leave and other employment arrangements that are similar to a sabbatical leave. EITF 06-02 provides that an employee’s right to a compensated absence under a sabbatical leave or similar benefit arrangement in which the employee is not required to perform any duties during the absence is an accumulating benefit. Therefore, such arrangements should be accounted for as a liability with the cost recognized over the service period during which the employee earns the benefit. Adoption of this guidance resulted in a decrease in retained earnings of $62 million ($37 million, net of tax) on January 1, 2007. The resulting change in the accrual for the three months ended March 31, 2007 was not material.
Accounting for Uncertainty in Income Taxes
     The Company does not file as a separate taxpayer for U.S. federal and certain state income tax purposes and its results are included on a consolidated, combined or unitary basis with Time Warner in such cases. Under the Company’s tax sharing agreement with Time Warner, the Company is indemnified for U.S. federal and state income taxes with respect to periods ending on or prior to March 31, 2003. For periods after such date, the Company is responsible for U.S. federal and state income taxes as if it were a stand-alone taxpayer. The Company makes tax sharing payments to Time Warner consistent with such responsibility in accordance with the tax sharing agreement.
     On January 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109 (“FIN 48”), which clarifies the accounting for uncertainty in income tax positions. This interpretation requires the Company to recognize in

TIME WARNER CABLE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
the consolidated financial statements only those tax positions determined to be more likely than not of being sustained upon examination, based on the technical merits of the positions. Upon adoption, the Company recognized a $3 million reduction of previously recorded tax reserves, which was accounted for as an increase to the retained earnings balance as of January 1, 2007.
     After considering the impact of adopting FIN 48, the Company had an $11 million reserve for uncertain income tax positions as of January 1, 2007. Movement in the reserve balance during the three months ended March 31, 2007 was not material. The Company does not currently anticipate such uncertain income tax positions will significantly increase or decrease prior to March 31, 2008; however, developments in this area could differ from those currently expected. Such unrecognized tax positions, if ever recognized in the financial statements, would be recorded in the statement of operations as part of the income tax provision.
     The income tax reserve as of January 1, 2007 included an accrual for interest and penalties of approximately $1 million. The change in the accrual for interest and penalties for the three months ended March 31, 2007 was not material. The Company’s policy is to recognize interest and penalties accrued on uncertain tax positions as part of income tax expense.
     With few exceptions, periods ending after March 31, 2003 are subject to U.S., state and local income tax examinations by tax authorities.
3. TRANSACTIONS WITH ADELPHIA AND COMCAST
Adelphia Acquisition and Related Transactions
     On July 31, 2006, TW NY and Comcast completed their respective acquisitions of assets comprising in the aggregate substantially all of the cable assets of Adelphia (the “Adelphia Acquisition”). At the closing of the Adelphia Acquisition, TW NY paid approximately $8.9 billion in cash, after giving effect to certain purchase price adjustments, and shares representing 17.3% of TWC’s Class A common stock (approximately 16% of TWC’s outstanding common stock) valued at approximately $5.5 billion for the portion of the Adelphia assets it acquired. The valuation of approximately $5.5 billion for the approximately 16% interest in TWC as of July 31, 2006 was determined by management using a discounted cash flow and market comparable valuation model. The discounted cash flow valuation model was based upon the Company’s estimated future cash flows derived from its business plan and utilized a discount rate consistent with the inherent risk in the business. The 16% interest reflects 155,913,430 shares of Class A common stock issued to Adelphia, which were valued at $35.28 per share for purposes of the Adelphia Acquisition.
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

TIME WARNER CABLE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
The discounted cash flow valuation model was based upon the Company’s estimated future cash flows derived from its business plan and utilized a discount rate consistent with the inherent risk in the business. The TWC Redemption was designed to qualify as a tax-free split-off under section 355 of the Internal Revenue Code of 1986, as amended (the “Tax Code”). For accounting purposes, the Redemptions were treated as an acquisition of Comcast’s minority interests in TWC and TWE and a disposition of the cable systems that were transferred to Comcast. The purchase of the minority interests resulted in a reduction of goodwill of $738 million related to the excess of the carrying value of the Comcast minority interests over the total fair value of the Redemptions. In addition, the disposition of the cable systems resulted in an after-tax gain of $945 million, included in discontinued operations for the year ended December 31, 2006, which is comprised of a $131 million pretax gain (calculated as the difference between the carrying value of the systems acquired by Comcast in the Redemptions totaling $2.969 billion and the estimated fair value of $3.100 billion) and a net tax benefit of $814 million, including the reversal of historical deferred tax liabilities of approximately $838 million that had existed on systems transferred to Comcast in the TWC Redemption.
     Following the Redemptions and the Adelphia Acquisition, on July 31, 2006, TW NY and Comcast swapped certain cable systems, most of which were acquired from Adelphia, each with an estimated value of approximately $8.7 billion, as determined by management using a discounted cash flow and market comparable valuation model, in order to enhance TWC’s and Comcast’s respective geographic clusters of subscribers (the “Exchange” and, together with the Adelphia Acquisition and the Redemptions, the “Transactions”), and TW NY paid Comcast approximately $67 million for certain adjustments related to the Exchange. The discounted cash flow valuation model was based upon estimated future cash flows and utilized a discount rate consistent with the inherent risk in the business. The Exchange was accounted for as a purchase of cable systems from Comcast and a sale of TW NY’s cable systems to Comcast. The systems exchanged by TW NY included Urban Cable Works of Philadelphia, L.P. (“Urban Cable”) and systems acquired from Adelphia. The Company did not record a gain or loss on systems TW NY acquired from Adelphia and transferred to Comcast in the Exchange because such systems were recorded at fair value in the Adelphia Acquisition. The Company did, however, record a pretax gain of $34 million ($20 million net of tax) on the Exchange related to the disposition of Urban Cable, which is included in discontinued operations for the year ended December 31, 2006.
     The tax benefits discussed above resulted primarily from the reversal of historical deferred tax liabilities (included in noncurrent liabilities of discontinued operations) that had been established on systems transferred to Comcast in the TWC Redemption. The TWC Redemption was designed to qualify as a tax-free split-off under section 355 of the Tax Code, and as a result, such liabilities were no longer required. However, if the IRS were successful in challenging the tax-free characterization of the TWC Redemption, an additional cash liability on account of taxes of up to an estimated $900 million could become payable by the Company.
     The purchase price for each of the Adelphia Acquisition and the Exchange is as follows (in millions):

Cash consideration for the Adelphia Acquisition	$8,935
Fair value of equity consideration for the Adelphia Acquisition	5,500
Fair value of Urban Cable	190
Other costs	239

Total purchase price	$14,864

     Other costs consist of (i) a contractual closing adjustment totaling $67 million relating to the Exchange, (ii) $117 million of total transaction costs and (iii) $55 million of transaction-related taxes.

TIME WARNER CABLE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
     The purchase price allocation for the Adelphia Acquisition and the Exchange is as follows at March 31, 2007 (in millions):

		Depreciation/
		Amortization
		Periods(a)
Intangible assets not subject to amortization (cable franchise rights)	$10,487	non-amortizable
Intangible assets subject to amortization (primarily customer relationships)	882	4 years
Property, plant and equipment (primarily cable television equipment)	2,477	1-20 years
Other assets	148	not applicable
Goodwill	1,057	non-amortizable
Liabilities	(187)	not applicable

Total purchase price	$14,864

(a)	Intangible assets and goodwill associated with the Adelphia Acquisition are deductible over a 15-year period for tax purposes and would reduce net cash tax payments by more than $300 million per year, assuming the following: (i) straight-line amortization deductions over 15 years, (ii) sufficient taxable income to utilize the amortization deductions and (iii) a 40% effective tax rate.
     The allocation of the purchase price for the Adelphia Acquisition and the Exchange, which primarily used a discounted cash flow approach with respect to identified intangible assets and a combination of the cost and market approaches with respect to property, plant and equipment, is being finalized and the Company does not expect any material changes to the allocation reflected above. The discounted cash flow approach was based upon management’s estimated future cash flows from the acquired assets and liabilities and utilized a discount rate consistent with the inherent risk of each of the acquired assets and liabilities.
     The results of the systems acquired in connection with the Transactions have been included in the consolidated statement of operations since the closing of the Transactions. The systems previously owned by TWC and transferred to Comcast in connection with the Redemptions and the Exchange (the “Transferred Systems”), including the gains discussed above, have been reflected as discontinued operations in the consolidated financial statements for all periods presented.
     Financial data for the Transferred Systems included in discontinued operations for the three months ended March 31, 2006 is as follows (in millions, except per share data):

Total revenues	$195

Pretax income	$52
Income tax provision	(21)

Net income	$31

Basic and diluted net income per common share	$0.03

Weighted-average common shares outstanding	1,000

     As a result of the closing of the Transactions, TWC acquired systems with approximately 4.0 million basic video subscribers and disposed of the Transferred Systems, with approximately 0.8 million basic video subscribers, for a net gain of approximately 3.2 million basic video subscribers. As of March 31, 2007, Time Warner owned approximately 84.0% of TWC’s outstanding common stock (including 82.7% of TWC’s outstanding Class A common stock and all outstanding shares of TWC’s Class B common stock), as well as an approximately 12.4% non-voting common stock interest in TW NY Holding. As a result of the Redemptions, Comcast no longer had an interest in TWC or TWE.
     On February 13, 2007, Adelphia’s Chapter 11 reorganization plan became effective and, under applicable securities law regulations and provisions of the U.S. bankruptcy code, TWC became a public company subject

TIME WARNER CABLE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
to the requirements of the Securities Exchange Act of 1934, as amended. Under the terms of the reorganization plan, most of the 155,913,430 shares of TWC Class A Common Stock that Adelphia received in the Adelphia Acquisition (representing approximately 16% of TWC’s outstanding common stock) are being distributed to Adelphia’s creditors. As of March 31, 2007, approximately 77% of these shares of Class A common stock had been distributed to Adelphia’s creditors. The remaining shares are expected to be distributed during the coming months as the remaining disputes are resolved by the bankruptcy court, including 4% of such shares that are being held in escrow in connection with the Adelphia Acquisition. On March 1, 2007, TWC’s Class A common stock began trading on the New York Stock Exchange under the symbol “TWC.”
TKCCP Joint Venture
     TKCCP is a 50-50 joint venture between TWE-A/N, which is a consolidated subsidiary of TWC, and Comcast. In accordance with the terms of the TKCCP partnership agreement, on July 3, 2006, Comcast notified TWC of its election to trigger the dissolution of the partnership and its decision to allocate all of TKCCP’s debt, which totaled approximately $2 billion, to the pool of assets consisting of the Houston cable systems (the “Houston Pool”). On August 1, 2006, TWC notified Comcast of its election to receive the Kansas City, south and west Texas and New Mexico cable systems (the “Kansas City Pool”). On October 2, 2006, TWC received approximately $630 million from Comcast due to the repayment of debt owed by TKCCP to TWE-A/N that had been allocated to the Houston Pool. From July 1, 2006 through December 31, 2006, TWC was entitled to 100% of the economic interest in the Kansas City Pool (and recognized such interest pursuant to the equity method of accounting), and it was not entitled to any economic benefits of ownership from the Houston Pool.
     On January 1, 2007, TKCCP distributed its assets to its partners. TWC received the Kansas City Pool, which served approximately 788,000 basic video subscribers as of December 31, 2006, and Comcast received the Houston Pool, which served approximately 795,000 basic video subscribers as of December 31, 2006. TWC began consolidating the results of the Kansas City Pool on January 1, 2007. TWC expects that TKCCP will be formally dissolved in the second quarter of 2007.
     For accounting purposes, the Company has treated the distribution of TKCCP’s assets as a sale of the Company’s 50% equity interest in the Houston Pool and as an acquisition of Comcast’s 50% equity interest in the Kansas City Pool. As a result of the sale of the Company’s 50% equity interest in the Houston Pool, the Company recorded a pretax gain of approximately $146 million in the first quarter of 2007, which is included as a component of other income, net, in the consolidated statement of operations.
     The acquisition of Comcast’s 50% equity interest in the Kansas City Pool on January 1, 2007 was treated as a step-acquisition and accounted for as a purchase business combination. The consideration paid to acquire the 50% equity interest in the Kansas City Pool was the fair value of the 50% equity interest in the Houston Pool transferred to Comcast. The estimated fair value of TWC’s 50% interest in the Houston Pool (approximately $880 million) was determined using a discounted cash flow analysis and was reduced by debt assumed by Comcast. The preliminary purchase price allocation is as follows (in millions):

		Depreciation/
		Amortization
		Periods
Intangible assets not subject to amortization (cable franchise rights)	$612	non-amortizable
Intangible assets subject to amortization (primarily customer relationships)	66	4 years
Property, plant and equipment (primarily cable television equipment)	183	1-20 years
Other assets	67	not applicable
Liabilities	(48)	not applicable

Total	$880

     The allocation of the purchase price for the acquisition of Comcast’s 50% equity interest in the Kansas City Pool primarily used a discounted cash flow approach with respect to identified intangible assets and a

TIME WARNER CABLE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
combination of the cost and market approaches with respect to property, plant and equipment. The discounted cash flow approach was based upon management’s estimated future cash flows from the acquired assets and liabilities and utilized a discount rate consistent with the inherent risk of each of the acquired assets and liabilities.
Supplemental Unaudited Pro Forma Information
     The following schedule presents supplemental unaudited pro forma information for the three months ended March 31, 2006 as if the Transactions and the consolidation of the Kansas City Pool had occurred on January 1, 2006. The unaudited pro forma information is presented based on information available, is intended for informational purposes only and is not necessarily indicative of and does not purport to represent what the Company’s future financial condition or operating results will be after giving effect to the Transactions and the consolidation of the Kansas City Pool and does not reflect actions that may be undertaken by management in integrating these businesses (e.g., the cost of incremental capital expenditures). In addition, this supplemental information does not reflect financial and operating benefits the Company expects to realize as a result of the Transactions and the consolidation of the Kansas City Pool. The amounts presented for the three months ended March 31, 2007 are the Company’s actual results.

	Three Months Ended March 31,
	2007	2006
	(in millions, except per share data)
Revenues:
Subscription:
Video	$2,504	$2,397
High-speed data	894	766
Voice	264	166

Total Subscription	3,662	3,329
Advertising revenues	189	173

Total revenues	3,851	3,502
Costs and expenses:
Costs of revenues(a)	1,883	1,717
Selling, general and administrative(a)	651	605
Depreciation	649	569
Amortization	79	80
Other, net	10	10

Total costs and expenses	3,272	2,981

Operating Income	579	521
Interest expense, net	(227)	(225)
Other expense, net	111	(23)

Income before income taxes, discontinued operations and cumulative effect of accounting change	463	273
Income tax provision	(187)	(113)

Income before discontinued operations and cumulative effect of accounting change	$276	$160

Income per common share before discontinued operations and cumulative effect of accounting change	$0.28	$0.16

(a)	Costs of revenues and selling, general and administrative expenses exclude depreciation.

TIME WARNER CABLE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
4. MERGER-RELATED AND RESTRUCTURING COSTS
Merger-related Costs
     Through March 31, 2007, the Company has expensed non-capitalizable merger-related costs associated with the Transactions of approximately $50 million related primarily to consulting fees concerning integration planning for the Transactions and other costs incurred in connection with notifying new customers of the change in cable providers. For the three months ended March 31, 2007 and 2006, the Company incurred costs of approximately $4 million in each period.
     As of March 31, 2007, payments of $48 million have been made against this accrual, of which approximately $6 million were made during the three months ended March 31, 2007 (none during the three months ended March 31, 2006). The remaining $2 million liability was classified as a current liability in the March 31, 2007 consolidated balance sheet.
Restructuring Costs
     Cumulatively through March 31, 2007, the Company has incurred restructuring costs of approximately $58 million as part of the Company’s broader plans to simplify its organizational structure and enhance its customer focus. For the three months ended March 31, 2007 and 2006, the Company incurred restructuring costs of approximately $6 million in each period.
     As of March 31, 2007, payments of $38 million have been made against this accrual, of which approximately $9 million and $6 million were made during the three months ended March 31, 2007 and 2006, respectively. As of March 31, 2007, approximately $8 million of the remaining $20 million liability was classified as a current liability, with the remaining $12 million classified as a noncurrent liability in the March 31, 2007 consolidated balance sheet. Amounts are expected to be paid through 2011.
     Information relating to the restructuring costs is as follows (in millions):

	Employee	Other
	Terminations	Exit Costs	Total
Remaining liability as of December 31, 2005	$23	3	26
2006 accruals	8	10	18
Cash paid—2006	(13)	(8)	(21)

Remaining liability as of December 31, 2006	18	5	23
2007 accruals	4	2	6
Cash paid—2007	(7)	(2)	(9)

Remaining liability as of March 31, 2007	$15	$5	$20

5. LONG-TERM DEBT
Debt Securities
     On April 9, 2007, the Company issued $5.0 billion in aggregate principal amount of senior unsecured notes and debentures (the “2007 Bond Offering”) consisting of $1.5 billion principal amount of 5.40% Notes due 2012 (the “2012 Notes”), $2.0 billion principal amount of 5.85% Notes due 2017 (the “2017 Notes”) and $1.5 billion principal amount of 6.55% Debentures due 2037 (the “2037 Debentures” and, together with the 2012 Notes and the 2017 Notes, the “Debt Securities”) pursuant to Rule 144A and Regulation S under the Securities Act of 1933, as amended. The Debt Securities are guaranteed by TWE and TW NY Holding (collectively, the “Guarantors”).
     The Debt Securities were issued pursuant to an Indenture, dated as of April 9, 2007 (the “Base Indenture”), by and among the Company, the Guarantors and The Bank of New York, as trustee, as

TIME WARNER CABLE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
supplemented by the First Supplemental Indenture, dated as of April 9, 2007 (the “First Supplemental Indenture” and, together with the Base Indenture, the “Indenture”), by and among the Company, the Guarantors and The Bank of New York, as trustee.
     The 2012 Notes will mature on July 2, 2012, the 2017 Notes will mature on May 1, 2017 and the 2037 Debentures will mature on May 1, 2037. Interest on the 2012 Notes will be payable semi-annually in arrears on January 2 and July 2 of each year, beginning on July 2, 2007. Interest on the 2017 Notes and the 2037 Debentures will be payable semi-annually in arrears on May 1 and November 1 of each year, beginning on November 1, 2007. The Debt Securities are unsecured senior obligations of the Company and rank equally with its other unsecured and unsubordinated obligations. The guarantees of the Debt Securities are unsecured senior obligations of the Guarantors and rank equally in right of payment with all other unsecured and unsubordinated obligations of the Guarantors.
     The Debt Securities may be redeemed in whole or in part at any time at the Company’s option at a redemption price equal to the greater of (i) 100% of the principal amount of the Debt Securities being redeemed and (ii) the sum of the present values of the remaining scheduled payments on the Debt Securities discounted to the redemption date on a semi-annual basis at a government treasury rate plus 20 basis points for the 2012 Notes, 30 basis points for the 2017 Notes and 35 basis points for the 2037 Debentures as further described in the Indenture, plus, in each case, accrued but unpaid interest to the redemption date.
     The Indenture contains customary covenants relating to restrictions on the ability of the Company or any material subsidiary to create liens and on the ability of the Company and the Guarantors to consolidate, merge or convey or transfer substantially all of their assets. The Indenture also contains customary events of default.
     In connection with the issuance of the Debt Securities, on April 9, 2007, the Company, the Guarantors and the initial purchasers of the Debt Securities entered into a Registration Rights Agreement (the “Registration Rights Agreement”) pursuant to which the Company agreed, among other things, to use its commercially reasonable efforts to consummate a registered exchange offer for the Debt Securities within 270 days after the issuance date of the Debt Securities or cause a shelf registration statement covering the resale of the Debt Securities to be declared effective within specified periods. The Company will be required to pay additional interest of 0.25% per annum on the Debt Securities if it fails to timely comply with its obligations under the Registration Rights Agreement until such time as it complies.
Bank Credit Agreements and Commercial Paper Programs
     In the first quarter of 2006, the Company entered into $14.0 billion of bank credit agreements, consisting of an amended and restated $6.0 billion senior unsecured five-year revolving credit facility maturing February 15, 2011 (the “Cable Revolving Facility”), a $4.0 billion five-year term loan facility maturing February 21, 2011 (the “Five-Year Term Facility”) and a $4.0 billion three-year term loan facility maturing February 24, 2009 (the “Three-Year Term Facility” and, together with the Five-Year Term Facility, the “Term Facilities”). The Term Facilities, together with the Cable Revolving Facility, are referred to as the “Cable Facilities.” Collectively, the Cable Facilities refinanced $4.0 billion of previously existing committed bank financing, and $2.0 billion of the Cable Revolving Facility and $8.0 billion of the Term Facilities were used to finance, in part, the cash portions of the Transactions. The Cable Facilities are guaranteed by TWE and TW NY Holding.
     In April 2007, TWC used the net proceeds of the 2007 Bond Offering to repay all of the outstanding indebtedness under the Three-Year Term Facility, which was terminated on April 13, 2007. The balance of the net proceeds was used to repay a portion of the outstanding indebtedness under the Five-Year Term Facility on April 27, 2007, which reduced the outstanding indebtedness under such facility to $3.045 billion.
     Borrowings under the Cable Revolving Facility bear interest at a rate based on the credit rating of TWC, which rate was LIBOR plus 0.27% per annum as of March 31, 2007. In addition, TWC is required to pay a

TIME WARNER CABLE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
facility fee on the aggregate commitments under the Cable Revolving Facility at a rate determined by the credit rating of TWC, which rate was 0.08% per annum as of March 31, 2007. TWC may also incur an additional usage fee of 0.10% per annum on the outstanding loans and other extensions of credit under the Cable Revolving Facility if and when such amounts exceed 50% of the aggregate commitments thereunder. Borrowings under the Term Facilities accrue interest (or, in the case of the Three-Year Term Facility, accrued interest prior to its termination) at a rate based on the credit rating of TWC, which rate was LIBOR plus 0.40% per annum as of March 31, 2007.
     The Cable Revolving Facility provides same-day funding capability and a portion of the commitment, not to exceed $500 million at any time, may be used for the issuance of letters of credit. The Cable Facilities contain (or, in the case of the Three-Year Term Facility, contained prior to its termination) a maximum leverage ratio covenant of 5.0 times the consolidated EBITDA of TWC. The terms and related financial metrics associated with the leverage ratio are defined in the Cable Facility agreements. At March 31, 2007, TWC was in compliance with the leverage covenant, with a leverage ratio, calculated in accordance with the agreements, of approximately 2.9 times. The Cable Facilities do not contain (or, in the case of the Three-Year Term Facility, did not contain prior to its termination) any credit ratings-based defaults or covenants or any ongoing covenant or representations specifically relating to a material adverse change in the financial condition or results of operations of Time Warner or TWC. Borrowings under the Cable Revolving Facility may be used for general corporate purposes and unused credit is available to support borrowings under TWC’s commercial paper program.
     In addition to the Cable Facilities, TWC maintains a $6.0 billion unsecured commercial paper program (the “CP Program”) that is also guaranteed by TW NY Holding and TWE. Commercial paper issued under the CP Program is supported by unused committed capacity under the Cable Revolving Facility and ranks pari passu with other unsecured senior indebtedness of TWC, TWE and TW NY Holding.
     As of March 31, 2007, there were borrowings of $8.0 billion outstanding under the Term Facilities, letters of credit totaling $159 million outstanding under the Cable Revolving Facility, and $2.818 billion of commercial paper outstanding under the CP Program and supported by the Cable Revolving Facility. TWC’s available committed capacity under the Cable Revolving Facility as of March 31, 2007 was approximately $3.023 billion, and TWC had $47 million of cash and equivalents on hand. The foregoing amounts do not give effect to the 2007 Bond Offering and the use of its proceeds as described above.
Time Warner Approval Rights
     Under a shareholder agreement entered into between TWC and Time Warner on April 20, 2005 (the “Shareholder Agreement”), TWC is required to obtain Time Warner’s approval prior to incurring additional debt (except for the issuance of commercial paper or borrowings under the Cable Revolving Facility up to the limit of that credit facility, to which Time Warner has consented) or rental expenses (other than with respect to certain approved leases) or issuing preferred equity, if its consolidated ratio of debt, including preferred equity, plus six times its annual rental expense to EBITDAR (the “TW Leverage Ratio”) then exceeds, or would as a result of the incurrence or issuance exceed, 3:1. Under certain circumstances, TWC is required to include the indebtedness, annual rental expense obligations and EBITDAR of certain unconsolidated entities that it manages and/or in which it owns an equity interest, in the calculation of the TW Leverage Ratio. The Shareholder Agreement defines EBITDAR, at any time of measurement, as operating income plus depreciation, amortization and rental expense (for any lease that is not accounted for as a capital lease) for the twelve months ending on the last day of TWC’s most recent fiscal quarter, including certain adjustments to reflect the impact of significant transactions as if they had occurred at the beginning of the period.

TIME WARNER CABLE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
     The following table sets forth the calculation of the TW Leverage Ratio for the twelve months ended March 31, 2007 (in millions, except ratio):

Indebtedness	$14,145
Preferred Membership Units	300
Six times annual rental expense	1,122

Total	$15,567

EBITDAR	$5,484

TW Leverage Ratio	2.84x

     As indicated in the table above, as of March 31, 2007, the TW Leverage Ratio did not exceed 3:1.
6. STOCK-BASED COMPENSATION PLANS
Time Warner Stock-based Compensation Plans
     Historically, Time Warner has granted options to purchase Time Warner common stock under its equity plans to employees of TWC. Upon TWC becoming a public company, Time Warner ceased making equity awards under its equity plans to employees of TWC. The options granted by Time Warner to employees of TWC were granted with exercise prices equal to, or in excess of, the fair market value at the date of grant. Generally, the options vest ratably, over a four-year vesting period, and expire ten years from the date of grant. Certain option awards provide for accelerated vesting upon an election to retire pursuant to TWC’s defined benefit retirement plans or after reaching a specified age and years of service. For the three months ended March 31, 2006, Time Warner granted approximately 8.5 million options to employees of TWC at a weighted-average grant date fair value of $4.47 ($2.68 net of taxes) per option. For the three months ended March 31, 2007, no Time Warner options were granted to TWC employees. The assumptions presented in the table below represent the weighted-average value of the applicable assumption used to value stock options at their grant date for the three months ended March 31, 2006:

Expected volatility	22.2%
Expected term to exercise from grant date	5.08 years
Risk-free rate	4.6%
Expected dividend yield	1.1%
     Time Warner also granted shares of Time Warner common stock or restricted stock units (“RSUs”), which generally vest between three to five years from the date of grant, to employees of TWC pursuant to Time Warner’s equity plans. Certain RSU awards provide for accelerated vesting upon an election to retire pursuant to TWC’s defined benefit retirement plans or after reaching a specified age and years of service. For the three months ended March 31, 2006, Time Warner issued approximately 426,000 RSUs to employees of TWC and its subsidiaries at a weighted-average grant date fair value of $17.40 per RSU. For the three months ended March 31, 2007, no Time Warner RSUs were granted to TWC employees.
     Compensation expense recognized for Time Warner stock-based compensation plans for the three months ended March 31, 2007 and 2006 is as follows (in millions):

	Three Months Ended March 31,
	2007	2006
Stock options	$4	$12
Restricted stock and restricted stock units	1	2

Total impact on operating income	$5	$14

Tax benefit recognized	$2	$6

TIME WARNER CABLE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
TWC Stock-based Compensation Plans
     On June 8, 2006, the Company’s board of directors approved the Time Warner Cable Inc. 2006 Stock Incentive Plan (the “2006 Plan”) under which awards covering the issuance of up to 100,000,000 shares of TWC Class A common stock may be granted to directors, employees and certain non-employee advisors. Generally, stock options may be granted under the 2006 Plan with exercise prices equal to, or in excess of, the fair market value at the date of grant and will vest ratably, over a vesting period determined by the board of directors, or a committee thereof, in connection with an award, and expire ten years from the date of grant. Certain stock option awards may provide for accelerated vesting upon an election to retire pursuant to TWC’s defined benefit retirement plans or after reaching a specified age and years of service. During April 2007, TWC issued approximately 2.7 million options to employees under the 2006 Plan at a grant date fair value ranging from $13.05 to $14.68 per option.
     Under the 2006 Plan, the Company may grant shares of TWC Class A common stock or RSUs, which generally vest over a period from the date of grant determined by the board of directors, or a committee thereof, in connection with an award. Certain RSU awards may provide for accelerated vesting upon an election to retire pursuant to TWC’s defined benefit retirement plans or after reaching a specified age and years of service. During April 2007, TWC issued approximately 2.0 million RSUs to employees and directors under the 2006 Plan at a grant date fair value of $37.05 per RSU.
     All future grants of stock options, RSUs or other equity awards to TWC employees will be made under the 2006 Plan.
7. PENSION COSTS
     The Company participates in various funded and unfunded noncontributory defined benefit pension plans administered by Time Warner (the “Pension Plans”). Benefits under the Pension Plans for all employees are determined based on formulas that reflect the employees’ years of service and compensation during their employment period and participation in the plans. Former Adelphia and Comcast employees that became TWC employees in connection with the Transactions will not receive credit for their years of employment by Adelphia or Comcast and are subject to a one-year waiting period before becoming eligible to participate in the Pension Plans. TWC uses a December 31 measurement date for the majority of its plans. A summary of the components of the net periodic benefit cost from continuing operations is as follows (in millions):

	Three Months Ended March 31,
	2007(a)	2006
Service cost	$17	$16
Interest cost	17	15
Expected return on plan assets	(23)	(19)
Amounts amortized	3	6

Net periodic benefit cost	$14	$18

(a)	The benefit cost for the three months ended March 31, 2007 does not include the benefit cost attributable to the Adelphia and Comcast employees who will be eligible to participate in the plans beginning in August 2007. The estimated total cost for these participants for the five months in 2007 in which they will be participating in the plans is estimated to be approximately $11 million.
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

TIME WARNER CABLE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
8. COMMITMENTS AND CONTINGENCIES
Legal Proceedings
     On May 20, 2006, the America Channel LLC (“America Channel”) filed a lawsuit in U.S. District Court for the District of Minnesota against both TWC and Comcast alleging that the purchase of Adelphia by Comcast and TWC will injure competition in the cable system and cable network markets and violate the federal antitrust laws. The lawsuit seeks monetary damages as well as an injunction blocking the Adelphia Acquisition. The United States Bankruptcy Court for the Southern District of New York issued an order enjoining America Channel from pursuing injunctive relief in the District of Minnesota, ordering that America Channel’s efforts to enjoin the transaction can only be heard in the Southern District of New York, where the Adelphia bankruptcy is pending. America Channel’s appeal of this order was dismissed on October 10, 2006, and its claim for injunctive relief should now be moot. America Channel, however, has announced its intention to proceed with its damages case in the District of Minnesota. On September 19, 2006, the Company filed a motion to dismiss this action, which was granted on January 17, 2007 with leave to replead. On February 5, 2007, America Channel filed an amended complaint. TWC filed a motion to dismiss the amended complaint on April 10, 2007. The Company intends to defend against this lawsuit vigorously, but is unable to predict the outcome of this suit or reasonably estimate a range of possible loss.
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
Patent Litigation
     On September 1, 2006, Ronald A. Katz Technology Licensing, L.P. (“Katz”) filed a complaint in the U.S. District Court for the District of Delaware alleging that TWC and several other cable operators, among other defendants, infringe a number of patents purportedly relating to the Company’s customer call center operations, voicemail and/or video-on-demand services. The plaintiff is seeking unspecified monetary damages as well as injunctive relief. On March 20, 2007, this case, together with other lawsuits filed by Katz, was made subject to a Multidistrict Litigation Order transferring the case for pretrial proceedings to the U.S.

TIME WARNER CABLE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
District Court for the Central District of California. The Company intends to defend against the claim vigorously, but is unable to predict the outcome of the suit or reasonably estimate a range of possible loss.
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
     On July 14, 2005, Forgent Networks, Inc. (“Forgent”) filed suit in the U.S. District Court for the Eastern District of Texas alleging that TWC and a number of other cable operators and direct broadcast satellite operators infringe a patent related to digital video recorder technology. Certain of TWC’s DVR equipment vendors filed a declaratory judgment lawsuit against Forgent alleging the patent cited by Forgent to be non-infringed, invalid and unenforceable. This action has been settled on terms that are not material to TWC.
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

TIME WARNER CABLE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
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
9. ADDITIONAL FINANCIAL INFORMATION
Other Cash Flow Information
     Additional financial information with respect to cash (payments) and receipts is as follows (in millions):

	Three Months Ended March 31,
	2007	2006
Cash paid for interest, net	$(255)	$(166)

Cash paid for income taxes	$(4)	$(5)
Cash refunds of income taxes	5	4

Cash refunds of (paid for) income taxes, net	$1	$(1)

     Additional information with respect to capital expenditures from continuing operations is as follows (in millions):

Three Months Ended
March 31, 2007
Cash paid for capital expenditures from continuing operations	$(720)
Decrease in accruals for capital expenditures	104

Accrual basis capital expenditures from continuing operations	$(616)

     The difference between cash paid and accruals for capital expenditures is not material for the three months ended March 31, 2006.
Interest Expense, Net
     Interest expense, net consists of (in millions):

	Three Months Ended March 31,
	2007	2006
Interest income	$2	$11
Interest expense	(229)	(123)

Total interest expense, net	$(227)	$(112)

TIME WARNER CABLE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
Video, High-speed Data and Voice Direct Costs
     Direct costs associated with the video, high-speed data and voice services (included within costs of revenues) consist of (in millions):

	Three Months Ended March 31,
	2007	2006
Video	$880	$510
High-speed data	44	34
Voice	112	60

Total direct costs	$1,036	$604

     The direct costs associated with the video service include video programming costs. The direct costs associated with the high-speed data and voice services include network connectivity and certain other costs.
Other Current Liabilities
     Other current liabilities consist of (in millions):

	March 31,	December 31,
	2007	2006
Accrued compensation and benefits	$190	$275
Accrued franchise fees	140	162
Accrued sales and other taxes	128	136
Accrued insurance	118	66
Accrued interest	104	130
Accrued advertising and marketing support	84	97
Other accrued expenses	259	247

Total other current liabilities	$1,023	$1,113

Part II. Other Information
Item 1. Legal Proceedings.
     Reference is made to the lawsuit filed by the America Channel LLC described on pages 141 to 142 of the Company’s Annual Report for the year ended December 31, 2006 (the “2006 Form 10-K”). On April 10, 2007, the Company filed a motion to dismiss the amended complaint.
     Reference is made to the lawsuit filed by Ronald A. Katz Technology Licensing, L.P. (“Katz”) described on page 142 of the 2006 Form 10-K. On March 20, 2007, this case, together with other lawsuits filed by Katz, was made subject to a Multidistrict Litigation Order transferring the case for pretrial proceedings to the U.S. District Court for the Central District of California.
     Reference is made to the lawsuit filed by Forgent Networks, Inc. described on page 143 of the 2006 Form 10-K. This action has been settled on terms that are not material to TWC.
Item 6. Exhibits.
     The exhibits listed on the accompanying Exhibit Index are filed or incorporated by reference as a part of this report and such Exhibit Index is incorporated herein by reference.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TIME WARNER CABLE INC.
By:	/s/ John K. Martin, Jr.
	Name:	John K. Martin, Jr.
	Title:	Executive Vice President and Chief Financial Officer

     Date: May 2, 2007

EXHIBIT INDEX
Pursuant to Item 601 of Regulation S-K

Exhibit No.	Description of Exhibit

4.1	Indenture, dated as of April 9, 2007, among Time Warner Cable Inc. (“TWC”), TW NY Cable Holding Inc. (“TW NY Holding”), Time Warner Entertainment Company, L.P. (“TWE”) and The Bank of New York, as trustee (incorporated herein by reference to Exhibit 4.1 to TWC’s Current Report on Form 8-K dated April 4, 2007 filed with the Securities and Exchange Commission on April 9, 2007 (the “April 4 Form 8-K”)).*
4.2	First Supplemental Indenture, dated as of April 9, 2007, among TWC, TW NY Holding, TWE and The Bank of New York, as trustee (incorporated herein by reference to Exhibit 4.2 to the April 4 Form 8-K).*
4.3	Registration Rights Agreement, dated as of April 9, 2007, among TWC, TW NY Holding, TWE and ABN AMRO Incorporated, Citigroup Global Markets Inc., Deutsche Bank Securities Inc. and Wachovia Capital Markets, LLC on behalf of themselves and the other initial purchasers named therein (incorporated herein by reference to Exhibit 4.3 to the April 4 Form 8-K).*
10.1	Purchase Agreement, dated April 4, 2007, among TWC, TW NY Holding, TWE and ABN AMRO Incorporated, Citigroup Global Markets Inc., Deutsche Bank Securities Inc. and Wachovia Capital Markets, LLC on behalf of themselves and the other initial purchasers named therein (incorporated herein by reference to Exhibit 10.1 to the April 4 Form 8-K).*
10.2	Form of Restricted Stock Units Agreement for Non-Employee Directors.
10.3	Letter Agreement, dated April 18, 2007, by and among Comcast Cable Communications Holdings, Inc., MOC Holdco I, LLC, TWE Holdings I Trust, Comcast of Louisiana/Mississippi/Texas, LLC, TWC, TWE, Comcast Corporation, Time Warner and Time Warner NY Cable LLC, relating to certain TWE administrative matters in connection with the redemption of Comcast’s interest in TWE.
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007.
32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007. †

*	Incorporated by reference.

†	This certification will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 (15 U.S.C. 78r), or otherwise subject to the liability of that section. Such certification will not be deemed to be incorporated by reference into any filing under the Securities Act or Securities Exchange Act, except to the extent that the Company specifically incorporates it by reference.