Form 10-Q
period 2007-06-30
TIME WARNER CABLE INC.
filed 2007-08-01
CIK 1377013

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the quarterly period ended June 30, 2007
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the transition period from                      to
Commission file number 001-33335

TIME WARNER CABLE INC.
(Exact name of Registrant as specified in its charter)

Delaware	84-1496755
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
One Time Warner Center
North Tower
New York, New York 10019
(Address of Principal Executive Offices) (Zip Code)
(212) 364-8200
(Registrant’s Telephone Number, Including Area Code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐                    Accelerated filer ☐                    Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2 of the Act). Yes ☐ No ☑

Shares Outstanding
Description of Class	as of July 27, 2007
Class A Common Stock — $.01 par value	901,914,443
Class B Common Stock — $.01 par value	75,000,000

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
•	Overview. This section provides a general description of TWC’s business, as well as recent developments the Company believes are important in understanding the results of operations and financial condition or in understanding anticipated future trends.

•	Financial statement presentation. This section provides a brief summary of how the Company’s operations are presented in the accompanying consolidated financial statements.

•	Results of operations. This section provides an analysis of the Company’s results of operations for the three and six months ended June 30, 2007.

•	Financial condition and liquidity. This section provides an analysis of the Company’s financial condition as of June 30, 2007 and cash flows for the six months ended June 30, 2007.

•	Caution concerning forward-looking statements. This section provides a description of the use of forward-looking information appearing in this report, including in MD&A and the consolidated financial statements. Such information is based on management’s current expectations about future events, which are inherently susceptible to uncertainty and changes in circumstances. Refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 (the “2006 Form 10-K”) for a discussion of the risk factors applicable to the Company.
OVERVIEW
     TWC is the second-largest cable operator in the U.S. and is an industry leader in developing and launching innovative video, data and voice services. At June 30, 2007, TWC had approximately 13.4 million basic video subscribers in technologically advanced, well-clustered systems located mainly in five geographic areas — New York state, the Carolinas, Ohio, southern California and Texas. As of June 30, 2007, TWC was the largest cable operator in a number of large cities, including New York City and Los Angeles.
     On July 31, 2006, a subsidiary of TWC, Time Warner NY Cable LLC (“TW NY”), and Comcast Corporation (together with its subsidiaries, “Comcast”) completed the acquisition of substantially all of the cable assets of Adelphia Communications Corporation (“Adelphia”) and related transactions. In addition, effective January 1, 2007, TWC began consolidating the results of certain cable systems located in Kansas City, south and west Texas and New Mexico (the “Kansas City Pool”) upon the distribution of the assets of Texas and Kansas City Cable Partners, L.P. (“TKCCP”) to TWC and Comcast. Prior to January 1, 2007, TWC’s interest in TKCCP was reported as an equity method investment. Refer to “Recent Developments” for further details.
     Time Warner Inc. (“Time Warner”) currently owns approximately 84.0% of the common stock of TWC (representing a 90.6% voting interest). The financial results of TWC’s operations are consolidated by Time Warner.

TIME WARNER CABLE INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS
OF OPERATIONS AND FINANCIAL CONDITION—(Continued)
     TWC principally offers three services — video, high-speed data and voice, which have been primarily targeted to residential customers. Video is TWC’s largest service in terms of revenues generated. TWC expects to continue to increase video revenues through the offering of advanced digital video services such as video-on-demand (“VOD”), subscription-video-on-demand (“SVOD”), high definition television (“HDTV”) and set-top boxes equipped with digital video recorders (“DVRs”), as well as through price increases and subscriber growth. TWC’s digital video subscribers provide a broad base of potential customers for additional advanced services. Providing basic video services is a competitive and highly penetrated business, and, as a result, TWC expects slower incremental growth in the number of basic video subscribers compared to the growth in TWC’s advanced service offerings. Video programming costs represent a major component of TWC’s expenses and are expected to continue to increase, reflecting contractual rate increases, subscriber growth and the expansion of service offerings, and it is expected that the Company’s video service margins will decline over the next few years as programming cost increases outpace growth in video revenues.
     High-speed data has been one of TWC’s fastest-growing services over the past several years and is a key driver of its results. As of June 30, 2007, TWC had approximately 7.2 million residential high-speed data subscribers. TWC expects continued strong growth in residential high-speed data subscribers and revenues for the foreseeable future; however, the rate of growth of both subscribers and revenues is expected to slow over time as high-speed data services become increasingly well-penetrated. In addition, as narrowband Internet users continue to migrate to broadband connections, TWC anticipates that an increasing percentage of its new high-speed data customers will elect to purchase its entry-level high-speed data service, which is generally less expensive than TWC’s flagship service. As a result, over time, TWC’s average high-speed data revenue per subscriber may decline reflecting this shift in mix. TWC also offers commercial high-speed data services and had approximately 263,000 commercial high-speed data subscribers as of June 30, 2007.
     Approximately 2.3 million subscribers received Digital Phone service, TWC’s voice service, as of June 30, 2007. Under TWC’s primary calling plan, for a monthly fixed fee, Digital Phone customers typically receive the following services: an unlimited local, in-state and U.S., Canada and Puerto Rico calling plan, as well as call waiting, caller ID and E911 services. TWC is also currently deploying lower-priced calling plans to serve those customers that do not use interstate and/or long-distance calling plans extensively and intends to offer additional plans with a variety of calling options in the future. Digital Phone enables TWC to offer its customers a convenient package, or “bundle,” of video, high-speed data and voice services, and to compete effectively against bundled services available from its competitors. TWC expects strong increases in Digital Phone subscribers and revenues for the foreseeable future. TWC has begun to introduce Business Class Phone, a commercial Digital Phone service, to small- and medium-sized businesses and will continue to roll out this service during the remainder of 2007 in most of the systems TWC owned before and retained after the transactions with Adelphia and Comcast (the “Legacy Systems”). TWC is also introducing this service in some of the systems acquired in and retained after the transactions with Adelphia and Comcast (the “Acquired Systems”).
     In November 2005, TWC and several other cable companies, together with Sprint Nextel Corporation (“Sprint”), announced the formation of a joint venture to develop integrated wireline and wireless video, data and voice services. In 2006, TWC began offering — under the “Pivot” brand name — a bundle that includes Sprint wireless service (with some unique TWC features) in limited operating areas and TWC will continue to roll out this service during the remainder of 2007.
     Some of TWC’s principal competitors, in particular, direct broadcast satellite operators and incumbent local telephone companies, either offer or are making significant capital investments that will allow them to offer services that provide features and functions comparable to the video, data and/or voice services that TWC offers and they are aggressively seeking to offer them in bundles similar to TWC’s. TWC expects that the availability of these bundled service offerings will continue to intensify competition.

TIME WARNER CABLE INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS
OF OPERATIONS AND FINANCIAL CONDITION—(Continued)
     In addition to the subscription services described above, TWC also earns revenues by selling advertising time to national, regional and local businesses.
     As of July 31, 2006, the date the transactions with Adelphia and Comcast closed, the penetration rates for basic video, digital video and high-speed data services were generally lower in the Acquired Systems than in the Legacy Systems. Furthermore, certain advanced services were not available in some of the Acquired Systems, and an IP-based telephony service was not available in any of the Acquired Systems. To increase the penetration of these services in the Acquired Systems, TWC is in the midst of a significant integration effort that includes upgrading the capacity and technical performance of these systems to levels that will allow the delivery of these advanced services and features. Such integration-related efforts are expected to be largely complete by the end of 2007. As of June 30, 2007, Digital Phone was available to over 40% of the homes passed in the Acquired Systems. TWC expects to continue to roll out Digital Phone service across the Acquired Systems during the remainder of 2007.
     Improvement in the financial and operating performance of the Acquired Systems depends in part on the completion of these initiatives and the subsequent availability of the Company’s bundled advanced services in the Acquired Systems. In addition, due to various operational and competitive challenges, the Company expects that the acquired systems located in Los Angeles, CA and Dallas, TX will continue to require more time and resources than the other acquired systems to stabilize and then meaningfully improve their financial and operating performance. As of June 30, 2007, the Los Angeles and Dallas acquired systems together served approximately 1.9 million basic video subscribers (about 50% of the basic video subscribers served by the Acquired Systems). TWC believes that by upgrading the plant and integrating the Acquired Systems into its operations, there is a significant opportunity over time to increase service penetration rates, and improve Subscription revenues and Operating Income before Depreciation and Amortization in the Acquired Systems.
Recent Developments
2007 Bond Offering
     On April 9, 2007, TWC issued $5.0 billion in aggregate principal amount of senior unsecured notes and debentures (the “2007 Bond Offering”) consisting of $1.5 billion principal amount of 5.40% Notes due 2012, $2.0 billion principal amount of 5.85% Notes due 2017 and $1.5 billion principal amount of 6.55% Debentures due 2037 pursuant to Rule 144A and Regulation S under the Securities Act of 1933, as amended (the “Securities Act”). The Company used the net proceeds from this issuance to repay all of the outstanding indebtedness under its $4.0 billion three-year term loan facility and a portion of the outstanding indebtedness under its $4.0 billion five-year term loan facility. See “Financial Condition and Liquidity—Debt Securities” for further details. Pursuant to an agreement entered into in connection with this issuance, on June 7, 2007, the Company and the two subsidiaries of the Company that guarantee the Company’s obligations under the securities filed with the Securities and Exchange Commission (the “SEC”) a registration statement on Form S-4 covering a registered exchange offer for the securities issued in the 2007 Bond Offering. The registration statement is not yet effective.
TKCCP Joint Venture
     As discussed further in Note 3 to the accompanying consolidated financial statements, TKCCP was a 50-50 joint venture between a consolidated subsidiary of TWC (Time Warner Entertainment-Advance/Newhouse Partnership (“TWE-A/N”)) and Comcast. On January 1, 2007, TKCCP distributed its assets to TWC and Comcast. TWC received the Kansas City Pool, which served approximately 788,000 basic video subscribers as of December 31, 2006, and Comcast received the pool of assets consisting of the Houston cable systems (the “Houston Pool”), which served approximately 795,000 basic video subscribers as of December 31, 2006. TWC began consolidating the results of the Kansas City Pool on January 1, 2007. TKCCP was formally dissolved on May 15, 2007. For accounting purposes, the Company has treated the distribution of TKCCP’s assets as a sale of the Company’s 50% equity interest in the Houston Pool and

TIME WARNER CABLE INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS
OF OPERATIONS AND FINANCIAL CONDITION—(Continued)
as an acquisition of Comcast’s 50% equity interest in the Kansas City Pool. As a result of the sale of the Company’s 50% equity interest in the Houston Pool, the Company recorded a pretax gain of approximately $146 million in the first quarter of 2007, which is included as a component of other income, net, in the accompanying consolidated statement of operations for the six months ended June 30, 2007.
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
     The results of the systems acquired in connection with the Transactions have been included in the accompanying consolidated statement of operations since the closing of the Transactions. The systems previously owned by TWC that were transferred to Comcast in connection with the Redemptions and the Exchange (the “Transferred Systems”) have been reflected as discontinued operations in the accompanying consolidated financial statements for all periods presented (Note 3).
     As a result of the closing of the Transactions, TWC acquired systems with approximately 4.0 million basic video subscribers and disposed of the Transferred Systems, with approximately 0.8 million basic video subscribers, for a net gain of approximately 3.2 million basic video subscribers. As of June 30, 2007, Time Warner owned approximately 84.0% of TWC’s outstanding common stock (including 82.7% of TWC’s outstanding Class A common stock and all outstanding shares of TWC’s Class B common stock), as well as an approximately 12.4% non-voting common stock interest in TW NY Holding. As a result of the Redemptions, Comcast no longer had an interest in TWC or TWE.
     On February 13, 2007, Adelphia’s Chapter 11 reorganization plan became effective and, under applicable securities law regulations and provisions of the U.S. bankruptcy code, TWC became a public company subject to the requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Under the terms of the reorganization plan, most of the 155,913,430 shares of TWC’s Class A common stock that Adelphia received in the Adelphia Acquisition (representing approximately 16% of TWC’s outstanding common stock) are being distributed to Adelphia’s creditors. As of June 30, 2007, approximately 91% of these shares of Class A common stock had been distributed to Adelphia’s creditors. The remaining shares are expected to be distributed during the coming months as the remaining disputes are resolved by the bankruptcy court, including 4% of such shares that were placed in escrow in connection with the Adelphia Acquisition. On March 1, 2007, TWC’s Class A common stock began trading on the New York Stock Exchange under the symbol “TWC” (Note 3).
FINANCIAL STATEMENT PRESENTATION
Revenues
     The Company’s revenues consist of Subscription and Advertising revenues. Subscription revenues consist of revenues from video, high-speed data and voice services.

TIME WARNER CABLE INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS
OF OPERATIONS AND FINANCIAL CONDITION—(Continued)
     Video revenues include monthly fees for basic, standard and digital services from both residential and commercial subscribers, together with related equipment rental charges, including charges for set-top boxes, and charges for premium programming and SVOD services. Video revenues also include installation, pay-per-view and VOD charges and franchise fees relating to video charges collected on behalf of local franchising authorities. Several ancillary items are also included within video revenues, such as commissions earned on the sale of merchandise by home shopping services and rental income earned on the leasing of antenna attachments on the Company’s transmission towers. In each period presented, these ancillary items constitute less than 2% of video revenues.
     High-speed data revenues include monthly subscriber fees from both residential and commercial subscribers, along with related equipment rental charges, home networking fees and installation charges. High-speed data revenues also include fees received from third-party internet service providers, certain cable systems owned by a subsidiary of TWE-A/N and managed by the Advance/Newhouse Partnership (“A/N”) and, in 2006, fees received from TKCCP.
     Voice revenues include monthly subscriber fees principally from voice subscribers, including Digital Phone subscribers and approximately 74,000 circuit-switched subscribers (as of June 30, 2007) acquired from Comcast in the Exchange, along with related installation charges. TWC continues to provide traditional, circuit-switched services to some of those subscribers and, in some areas, has begun the process of discontinuing the circuit-switched offering in accordance with regulatory requirements. In those areas where the circuit-switched offering is discontinued, the only voice service provided by TWC will be Digital Phone.
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
     Selling, general and administrative expenses include amounts not directly associated with the delivery of services to subscribers or the maintenance of the Company’s delivery systems, such as administrative labor costs, marketing expenses, billing charges, non-plant repair and maintenance costs, management fees paid to Time Warner and other administrative overhead costs, net of management fees received from TKCCP. Effective August 1, 2006, TWC no longer receives management fees from TKCCP.
Use of Operating Income before Depreciation and Amortization and Free Cash Flow
     Operating Income before Depreciation and Amortization (“OIBDA”) is a financial measure not calculated and presented in accordance with U.S. generally accepted accounting principles (“GAAP”). The Company defines OIBDA as Operating Income before depreciation of tangible assets and amortization of intangible assets. Management utilizes OIBDA, among other measures, in evaluating the performance of the Company’s business because OIBDA eliminates the uneven effect across its business of considerable amounts of depreciation of tangible assets and amortization of intangible assets recognized in business combinations. Additionally, management utilizes OIBDA because it believes this measure provides valuable insight into the underlying performance of the Company’s individual cable systems by removing the effects of items that are not within the control of local personnel charged with managing these systems

TIME WARNER CABLE INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS
OF OPERATIONS AND FINANCIAL CONDITION—(Continued)
such as income tax provision, other income (expense), net, minority interest expense, net, income from equity investments, net, and interest expense, net. In this regard, OIBDA is a significant measure used in the Company’s annual incentive compensation programs. OIBDA also is a metric used by the Company’s parent, Time Warner, to evaluate the Company’s performance and is an important measure in the Time Warner reportable segment disclosures. Management also uses OIBDA because it believes it provides an indication of the Company’s ability to service debt and fund capital expenditures, as OIBDA removes the impact of depreciation and amortization. A limitation of this measure, however, is that it does not reflect the periodic costs of certain capitalized tangible and intangible assets used in generating revenues in the Company’s business. To compensate for this limitation, management evaluates the investments in such tangible and intangible assets through other financial measures, such as capital expenditure budget variances, investment spending levels and return on capital analyses. Another limitation of this measure is that it does not reflect the significant costs borne by the Company for income taxes, debt servicing costs, the share of OIBDA related to the minority ownership, the results of the Company’s equity investments or other non-operational income or expense. Management compensates for this limitation through other financial measures such as a review of net income and earnings per share.
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
     Both OIBDA and Free Cash Flow should be considered in addition to, not as a substitute for, the Company’s Operating Income, net income and various cash flow measures (e.g., cash provided by operating activities), as well as other measures of financial performance and liquidity reported in accordance with GAAP, and may not be comparable to similarly titled measures used by other companies. A reconciliation of OIBDA to Operating Income is presented under “Results of Operations.” A reconciliation of Free Cash Flow to cash provided by operating activities is presented under “Financial Condition and Liquidity.”
RESULTS OF OPERATIONS
Basis of Presentation
Consolidation of Kansas City Pool
     On January 1, 2007, the Company began consolidating the results of the Kansas City Pool it received upon the distribution of the assets of TKCCP to TWC and Comcast. The results of operations for the Kansas City Pool have been presented below separately from the results of the Legacy Systems.
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

TIME WARNER CABLE INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS
OF OPERATIONS AND FINANCIAL CONDITION—(Continued)
Reclassifications
     Certain reclassifications have been made to the prior year’s financial information to conform to the June 30, 2007 presentation.
Recent Accounting Standards
Accounting for Sabbatical Leave and Other Similar Benefits
     On January 1, 2007, the Company adopted the provisions of Emerging Issues Task Force (“EITF”) Issue No. 06-02, Accounting for Sabbatical Leave and Other Similar Benefits (“EITF 06-02”), related to certain sabbatical leave and other employment arrangements that are similar to a sabbatical leave. EITF 06-02 provides that an employee’s right to a compensated absence under a sabbatical leave or similar benefit arrangement in which the employee is not required to perform any duties during the absence is an accumulating benefit. Therefore, such arrangements should be accounted for as a liability with the cost recognized over the service period during which the employee earns the benefit. Adoption of this guidance resulted in a decrease in retained earnings of $62 million ($37 million, net of tax) on January 1, 2007. The resulting change in the accrual for the six months ended June 30, 2007 was not material.
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
Three and Six Months Ended June 30, 2007 Compared to Three and Six Months Ended June 30, 2006
     Revenues. Revenues by major category were as follows (in millions):

	Three Months Ended June 30,			Six Months Ended June 30,
	2007(a)	2006(b)	% Change	2007(a)	2006(b)	% Change

Subscription:
Video	$2,579	$1,625	59%	$5,083	$3,199	59%
High-speed data	924	601	54%	1,818	1,169	56%
Voice	285	163	75%	549	297	85%

Total Subscription	3,788	2,389	59%	7,450	4,665	60%
Advertising	226	133	70%	415	242	71%

Total	$4,014	$2,522	59%	$7,865	$4,907	60%

(a)	Revenues for the three and six months ended June 30, 2007 include the results of the Legacy Systems, the Acquired Systems and the Kansas City Pool as reported in the tables below.
(b)	Revenues for the three and six months ended June 30, 2006 consist only of the results of the Legacy Systems.

TIME WARNER CABLE INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS
OF OPERATIONS AND FINANCIAL CONDITION—(Continued)
     Revenues, including the components of Subscription revenues, for the Legacy Systems, the Acquired Systems, the Kansas City Pool and the Total Systems were as follows (in millions):
     Three Months Ended June 30, 2007

	Legacy	Acquired	Kansas	Total
	Systems	Systems	City Pool	Systems

Subscription:
Video	$1,729	$712	$138	$2,579
High-speed data	666	207	51	924
Voice	245	19	21	285

Total Subscription	2,640	938	210	3,788
Advertising	141	76	9	226

Total	$2,781	$1,014	$219	$4,014

     Six Months Ended June 30, 2007

	Legacy	Acquired	Kansas	Total
	Systems	Systems	City Pool	Systems

Subscription:
Video	$3,403	$1,407	$273	$5,083
High-speed data	1,314	404	100	1,818
Voice	475	34	40	549

Total Subscription	5,192	1,845	413	7,450
Advertising	257	140	18	415

Total	$5,449	$1,985	$431	$7,865

Subscriber numbers were as follows (in thousands):

	Consolidated Subscribers(a)			Managed Subscribers(a)
	as of June 30,			as of June 30,
	2007	2006	% Change	2007	2006	% Change

Basic video(b)	13,391	8,680	54%	13,391	9,469	41%
Digital video(c)	7,732	4,649	66%	7,732	4,971	56%
Residential high-speed data(d)	7,188	4,308	67%	7,188	4,649	55%
Commercial high-speed data(d)	263	183	44%	263	199	32%
Digital Phone(e)	2,335	1,350	73%	2,335	1,462	60%

(a)	Historically, managed subscribers included TWC’s consolidated subscribers and subscribers in the Kansas City Pool of TKCCP, which TWC received on January 1, 2007 in the TKCCP asset distribution. Beginning January 1, 2007, subscribers in the Kansas City Pool are included in both managed and consolidated subscriber results as a result of the consolidation of the Kansas City Pool.
(b)	Basic video subscriber numbers reflect billable subscribers who receive basic video service.
(c)	Digital video subscriber numbers reflect billable subscribers who receive any level of video service via digital technology.
(d)	High-speed data subscriber numbers reflect billable subscribers who receive the Company’s Road Runner high-speed data service or any of the other high-speed data services offered by TWC.
(e)	Digital Phone subscriber numbers reflect billable subscribers who receive IP-based telephony service. Digital Phone subscribers exclude subscribers acquired from Comcast in the Exchange who receive traditional, circuit-switched telephone service (which totaled approximately 74,000 consolidated subscribers at June 30, 2007).
     Subscription revenues increased for the three and six months ended June 30, 2007 as a result of increases in video, high-speed data and voice revenues. The increase in video revenues was primarily due to the impact of the Acquired Systems, the consolidation of the Kansas City Pool, the continued penetration of digital video services, video price increases and growth in basic video subscriber levels in the Legacy Systems. Aggregate revenues associated with the Company’s digital video services, including digital tiers, digital pay channels, pay-per-view, VOD, SVOD and DVRs, increased 71% to $609 million for the three

TIME WARNER CABLE INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS
OF OPERATIONS AND FINANCIAL CONDITION—(Continued)
months ended June 30, 2007 from $357 million for the three months ended June 30, 2006, and increased 70% to $1.172 billion for the six months ended June 30, 2007 from $689 million for the six months ended June 30, 2006.
     High-speed data revenues for the three and six months ended June 30, 2007 increased primarily due to the impact of the Acquired Systems, the consolidation of the Kansas City Pool and growth in high-speed data subscribers in the Legacy Systems. Commercial high-speed data revenues increased to $106 million for the three months ended June 30, 2007 from $74 million for the three months ended June 30, 2006, and increased to $207 million for the six months ended June 30, 2007 from $144 million for the six months ended June 30, 2006. Strong growth rates for high-speed data service revenues are expected to continue during the remainder of 2007.
     The increase in voice revenues for the three and six months ended June 30, 2007 was primarily due to growth in Digital Phone subscribers in the Legacy Systems and the consolidation of the Kansas City Pool. Voice revenues associated with the Acquired Systems also included approximately $11 million and $25 million for the three and six months ended June 30, 2007, respectively, of revenues associated with subscribers acquired from Comcast who received traditional, circuit-switched telephone service. Strong growth rates for voice revenues are expected to continue during the remainder of 2007.
     Average monthly subscription revenue (which includes video, high-speed data and voice revenues) per basic video subscriber (“subscription ARPU”) increased approximately 2% to $94 for the three months ended June 30, 2007 from approximately $92 for the three months ended June 30, 2006, and increased approximately 3% to $93 for the six months ended June 30, 2007 from approximately $90 for the six months ended June 30, 2006. These increases were primarily a result of the increased penetration of advanced services (including digital video, high-speed data and Digital Phone) in the Legacy Systems and higher video prices, as discussed above, partially offset by lower penetration of advanced services in both the Acquired Systems and the Kansas City Pool.
     For the three months ended June 30, 2007, Advertising revenues increased due to an $81 million increase in local advertising and a $12 million increase in national advertising. For the six months ended June 30, 2007, Advertising revenues increased due to a $151 million increase in local advertising and a $22 million increase in national advertising. These increases were primarily due to the impact of the Acquired Systems and, to a lesser extent, the consolidation of the Kansas City Pool and growth in the Legacy Systems.
     Costs of revenues. The major components of costs of revenues were as follows (in millions):

	Three Months Ended June 30,			Six Months Ended June 30,
	2007	2006	% Change	2007	2006	% Change

Video programming	$882	$531	66%	$1,762	$1,041	69%
Employee	531	300	77%	1,078	605	78%
High-speed data	39	36	8%	83	70	19%
Voice	111	71	56%	223	131	70%
Other	309	177	75%	609	355	72%

Total	$1,872	$1,115	68%	$3,755	$2,202	71%

     For the three and six months ended June 30, 2007, costs of revenues increased 68% and 71%, respectively, and, as a percentage of revenues, were 47% and 48% for the three and six months ended June 30, 2007, respectively, compared to 44% and 45% for the three and six months ended June 30, 2006, respectively. The increases in costs of revenues were primarily related to the impact of the Acquired Systems and the consolidation of the Kansas City Pool, as well as increases in video programming, employee, voice and other costs. The increases in costs of revenues as a percentage of revenues reflect lower margins in the Acquired Systems.

TIME WARNER CABLE INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS
OF OPERATIONS AND FINANCIAL CONDITION—(Continued)
     The increase in video programming costs was due primarily to the impact of the Acquired Systems and the consolidation of the Kansas City Pool, as well as contractual rate increases, the increase in video subscribers and the expansion of service offerings in the Legacy Systems. Video programming costs for the six months ended June 30, 2006 also included an $11 million benefit reflecting an adjustment in the amortization of certain launch support payments. Video programming costs in the Acquired Systems and the Kansas City Pool totaled $256 million and $51 million, respectively, for the three months ended June 30, 2007 and $513 million and $101 million, respectively, for the six months ended June 30, 2007. For the three months ended June 30, average per subscriber programming costs increased 7%, to $21.89 per month in 2007 from $20.41 per month in 2006. For the six months ended June 30, average per subscriber programming costs increased 9% to $21.89 per month in 2007 from $20.06 per month in 2006.
     Employee costs for the three and six months ended June 30, 2007 increased primarily due to the impact of the Acquired Systems, the consolidation of the Kansas City Pool, higher headcount resulting from the continued roll-out of advanced services and salary increases. Additionally, employee costs for the six months ended June 30, 2006 included a benefit of approximately $16 million (with an additional benefit of approximately $5 million included in selling, general and administrative expenses) due to changes in estimates related to prior period medical benefit accruals.
     High-speed data service costs consist of the direct costs associated with the delivery of high-speed data services, including network connectivity and certain other costs. High-speed data service costs increased for the three and six months ended June 30, 2007 due to the impact of the Acquired Systems, the consolidation of the Kansas City Pool and subscriber growth, offset partially by a decrease in per subscriber connectivity costs.
     Voice costs consist of the direct costs associated with the delivery of voice services, including network connectivity costs. Voice costs increased for the three and six months ended June 30, 2007 primarily due to growth in Digital Phone subscribers and the consolidation of the Kansas City Pool, offset partially by a decline in per subscriber connectivity costs.
     Other costs increased primarily due to the impact of the Acquired Systems and the consolidation of the Kansas City Pool, as well as revenue-driven increases in fees paid to local franchise authorities and increases in other costs associated with the continued roll-out of advanced services in the Legacy Systems. Additionally, other costs for the three and six months ended June 30, 2006 included a benefit of $10 million related to third-party maintenance support payment fees, reflecting the resolution of terms with an equipment vendor.
     Selling, general and administrative expenses. The major components of selling, general and administrative expenses were as follows (in millions):

	Three Months Ended June 30,			Six Months Ended June 30,
	2007	2006	% Change	2007	2006	% Change

Employee	$283	$194	46%	$546	$400	37%
Marketing	132	81	63%	255	166	54%
Other	277	171	62%	542	317	71%

Total	$692	$446	55%	$1,343	$883	52%

     For the three and six months ended June 30, 2007, selling, general and administrative expenses increased as a result of higher employee, marketing and other costs. Employee costs increased primarily due to the impact of the Acquired Systems, the consolidation of the Kansas City Pool, increased headcount resulting from the continued roll-out of advanced services, salary increases and an increase in equity-based compensation. Marketing costs increased as a result of the Acquired Systems and higher costs associated with the continued roll-out of advanced services. Other costs increased primarily due to the impact of the Acquired Systems, the consolidation of the Kansas City Pool and increases in administrative costs associated with the increase in headcount discussed above. Other costs for the three and six months ended

TIME WARNER CABLE INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS
OF OPERATIONS AND FINANCIAL CONDITION—(Continued)
June 30, 2006 also included an $11 million charge (with an additional $2 million charge included in costs of revenues) reflecting an adjustment to prior period facility rent expense.
     Merger-related and restructuring costs. The Company expensed non-capitalizable merger-related costs associated with the Transactions of $3 million and $7 million for the three and six months ended June 30, 2007, respectively, and $7 million and $11 million for the three and six months ended June 30, 2006, respectively. In addition, the results included restructuring costs of $3 million and $9 million for the three and six months ended June 30, 2007, respectively, and $4 million and $10 million for the three and six months ended June 30, 2006, respectively. The Company’s restructuring activities are part of its broader plans to simplify its organizational structure and enhance its customer focus. TWC is in the process of executing these initiatives and expects to incur additional costs as these plans continue to be implemented throughout 2007.
     Reconciliation of Operating Income to OIBDA. The following table reconciles Operating Income to OIBDA. In addition, the table provides the components from Operating Income to net income for purposes of the discussions that follow (in millions):

	Three Months Ended June 30,			Six Months Ended June 30,
	2007	2006	% Change	2007	2006	% Change

Net income	$272	$293	(7%)	$548	$530	3%
Discontinued operations, net of tax	—	(33)	(100%)	—	(64)	(100%)
Cumulative effect of accounting change, net of tax	—	—	NM	—	(2)	(100%)

Income before discontinued operations and cumulative effect of accounting change	272	260	5%	548	464	18%
Income tax provision	172	170	1%	359	307	17%

Income before income taxes, discontinued operations and cumulative effect of accounting change	444	430	3%	907	771	18%
Interest expense, net	227	113	101%	454	225	102%
Income from equity investments, net	(4)	(24)	(83%)	(7)	(42)	(83%)
Minority interest expense, net	41	25	64%	79	43	84%
Other expense (income), net	3	—	NM	(143)	(1)	NM

Operating Income	711	544	31%	1,290	996	30%
Depreciation	669	388	72%	1,318	768	72%
Amortization	64	18	256%	143	37	286%

OIBDA	$1,444	$950	52%	$2,751	$1,801	53%

NM—Not meaningful.
     OIBDA. OIBDA increased for the three and six months ended June 30, 2007 principally due to revenue growth, partially offset by higher costs of revenues and selling, general and administrative expenses, as discussed above.
     Depreciation expense. Depreciation expense increased for the three and six months ended June 30, 2007 primarily due to the impact of the Acquired Systems, the consolidation of the Kansas City Pool and demand-driven increases in recent years of purchases of customer premise equipment, which generally has a significantly shorter useful life compared to the mix of assets previously purchased.
     Amortization expense. Amortization expense increased for the three and six months ended June 30, 2007 primarily as a result of the amortization of intangible assets related to customer relationships

TIME WARNER CABLE INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS
OF OPERATIONS AND FINANCIAL CONDITION—(Continued)
associated with the Acquired Systems. This was partially offset by a decrease due to the absence during the second quarter of 2007 of amortization expense associated with customer relationships recorded in connection with the restructuring of TWE in 2003, which were fully amortized at the end of the first quarter of 2007.
     Operating Income. Operating Income increased for the three and six months ended June 30, 2007 primarily due to the increase in OIBDA, partially offset by increases in both depreciation and amortization expense, as discussed above.
     The Company anticipates that OIBDA and Operating Income will continue to increase during the second half of 2007 as compared to the similar period in the prior year, although the full year rates of growth are expected to be lower than those experienced in the first half of 2007 because the last five months of 2006 also included contributions from the Acquired Systems.
     Interest expense, net. Interest expense, net, increased for the three and six months ended June 30, 2007 primarily due to an increase in long-term debt and mandatorily redeemable preferred membership units issued by a subsidiary in connection with the Transactions, partially offset by a decrease in mandatorily redeemable preferred equity issued by a subsidiary as a result of the ATC Contribution.
     Income from equity investments, net. Income from equity investments, net, decreased for the three and six months ended June 30, 2007 primarily due to the Company no longer treating TKCCP as an equity method investment. Refer to “Overview—Recent Developments—TKCCP Joint Venture” for additional information.
     Minority interest expense, net. Minority interest expense, net, increased for the three and six months ended June 30, 2007 primarily reflecting the change in the ownership structure of the Company and TWE as a result of the ATC Contribution and the Redemptions.
     Other expense (income), net. The Company recorded a pretax gain of approximately $146 million for the six months ended June 30, 2007 as a result of the distribution of TKCCP’s assets, which was treated as a sale of the Company’s 50% equity interest in the Houston Pool. Refer to “Overview—Recent Developments—TKCCP Joint Venture” for additional information.
     Income tax provision. TWC’s income tax provision has been prepared as if the Company operated as a stand-alone taxpayer for all periods presented. For the three months ended June 30, 2007 and 2006, the Company recorded income tax provisions of $172 million and $170 million, respectively. For the six months ended June 30, 2007 and 2006, the Company recorded income tax provisions of $359 million and $307 million, respectively. The effective tax rate was approximately 39% and 40% for the three and six months ended June 30, 2007, respectively, and 40% for both the three and six months ended June 30, 2006.
     Income before discontinued operations and cumulative effect of accounting change. Income before discontinued operations and cumulative effect of accounting change was $272 million and $548 million for the three and six months ended June 30, 2007, respectively, compared to $260 million and $464 million for the three and six months ended June 30, 2006, respectively. Basic and diluted income per common share before discontinued operations and cumulative effect of accounting change were $0.28 and $0.56 for the three and six months ended June 30, 2007, respectively, compared to $0.26 and $0.47 for the three and six months ended June 30, 2006, respectively. For the three months ended June 30, 2007, the increases were primarily due to an increase in Operating Income, partially offset by increases in interest expense, net, and minority interest expense, net, and a decrease in income from equity investments, net. For the six months ended June 30, 2007, the increases were primarily due to an increase in Operating Income and other income, net, partially offset by increases in interest expense, net, income tax provision and minority interest expense, net, and a decrease in income from equity investments, net.

TIME WARNER CABLE INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS
OF OPERATIONS AND FINANCIAL CONDITION—(Continued)
     Discontinued operations, net of tax. Discontinued operations, net of tax, reflect the impact of treating the Transferred Systems as discontinued operations. For the three and six months ended June 30, 2006, the Company recognized pretax income applicable to these systems of $55 million ($33 million, net of tax) and $107 million ($64 million, net of tax), respectively.
     Cumulative effect of accounting change, net of tax. For the six months ended June 30, 2006, the Company recorded a benefit of $2 million, net of tax, as the cumulative effect of a change in accounting principle upon the adoption of FAS 123R to recognize the effect of estimating the number of Time Warner equity-based awards granted to TWC employees prior to January 1, 2006 that are not ultimately expected to vest.
     Net income and net income per common share. Net income was $272 million for the three months ended June 30, 2007 compared to $293 million for the three months ended June 30, 2006. Basic and diluted net income per common share were $0.28 for the three months ended June 30, 2007 compared to $0.29 for the three months ended June 30, 2006. Net income was $548 million for the six months ended June 30, 2007, compared to $530 million for the six months ended June 30, 2006. Basic and diluted net income per common share were $0.56 for the six months ended June 30, 2007 compared to $0.53 for the six months ended June 30, 2006.
FINANCIAL CONDITION AND LIQUIDITY
Current Financial Condition
     Management believes that cash generated by or available to TWC should be sufficient to fund its capital and liquidity needs for the foreseeable future. TWC’s sources of cash include cash provided by operating activities, cash and equivalents on hand, $3.327 billion of available borrowing capacity under its committed credit facilities and commercial paper program as of June 30, 2007 and access to the capital markets.
     At June 30, 2007, the Company had $13.871 billion of debt, $70 million of cash and equivalents (net debt of $13.801 billion), $300 million of mandatorily redeemable non-voting Series A Preferred Membership Units issued by TW NY in connection with the Adelphia Acquisition (the “TW NY Series A Preferred Membership Units”) and $24.058 billion of shareholders’ equity. At December 31, 2006, the Company had $14.432 billion of debt, $51 million of cash and equivalents (net debt of $14.381 billion), $300 million of TW NY Series A Preferred Membership Units and $23.564 billion of shareholders’ equity.
     The following table shows the significant items contributing to the decrease in net debt from December 31, 2006 to June 30, 2007 (in millions):

Balance at December 31, 2006	$14,381
Cash provided by operating activities	(2,204)
Capital expenditures from continuing operations	1,551
All other, net	73

Balance at June 30, 2007(a)	$13,801

(a)	Includes an unamortized fair value adjustment of $134 million.
     TWC is a participant in a wireless spectrum joint venture with several other cable companies and Sprint (the “Wireless Joint Venture”), which, on November 29, 2006, was awarded certain advanced wireless spectrum licenses in an FCC auction. In 2006, TWC invested approximately $633 million in the Wireless Joint Venture. Under the joint venture agreement, Sprint has the right to exit the Wireless Joint Venture upon 60 days’ notice and to require that the Wireless Joint Venture purchase its interests for an amount equal to Sprint’s capital contributions. During the second quarter of 2007, Sprint notified the Wireless Joint Venture that it was exercising this option. TWC expects to contribute approximately $30 million to the Wireless Joint Venture during the third quarter of 2007 to fund its share of the payment to

TIME WARNER CABLE INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS
OF OPERATIONS AND FINANCIAL CONDITION—(Continued)
Sprint. Under certain circumstances, the remaining members have the ability to exit the Wireless Joint Venture and receive from the Wireless Joint Venture, subject to certain limitations and adjustments, advanced wireless spectrum licenses covering their operating areas.
Cash Flows
     Cash and equivalents increased by $19 million and $14 million for the six months ended June 30, 2007 and 2006, respectively. Components of these changes are discussed below in more detail.
Operating Activities
     Details of cash provided by operating activities are as follows (in millions):

	Six Months Ended June 30,
	2007	2006

OIBDA	$2,751	$1,801
Net interest payments(a)	(400)	(251)
Net income taxes paid(b)	(50)	(143)
Noncash equity-based compensation	38	21
Net cash flows from discontinued operations(c)	46	119
Merger-related and restructuring payments, net of accruals(d)	(8)	(1)
All other, net, including working capital changes	(173)	(5)

Cash provided by operating activities	$2,204	$1,541

(a)	Includes interest income received of $6 million for the six months ended June 30, 2007 (none for the six months ended June 30, 2006).
(b)	Includes income tax refunds received of $5 million and $4 million for the six months ended June 30, 2007 and 2006, respectively.
(c)	Reflects net income from discontinued operations of $64 million for the six months ended June 30, 2006 (none for the six months ended June 30, 2007), as well as noncash gains and expenses and working capital-related adjustments of $46 million and $55 million for the six months ended June 30, 2007 and 2006, respectively.
(d)	Includes payments for merger-related and restructuring costs and payments for certain other merger-related liabilities, net of accruals.
     Cash provided by operating activities increased from $1.541 billion for the six months ended June 30, 2006 to $2.204 billion for the six months ended June 30, 2007. This increase was primarily related to an increase in OIBDA (due to revenue growth, partially offset by increases in costs of revenues and selling, general and administrative expenses, as described above) and a decrease in net income taxes paid (primarily as a result of the timing of tax payments to Time Warner under the Company’s tax sharing arrangement), which were partially offset by an increase in working capital requirements, an increase in net interest payments reflecting the increase in debt levels attributable to the Transactions and a decrease in cash relating to discontinued operations. The increase in working capital requirements was primarily due to the timing of accounts payable and accrual payments.

TIME WARNER CABLE INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS
OF OPERATIONS AND FINANCIAL CONDITION—(Continued)
Investing Activities
     Details of cash used by investing activities are as follows (in millions):

	Six Months Ended June 30,
	2007	2006

Investments and acquisitions, net of cash acquired and distributions received:
Distributions received from an investee	$47	$—
All other	(24)	(105)
Capital expenditures from continuing operations	(1,551)	(1,018)
Capital expenditures from discontinued operations	—	(48)
Proceeds from disposal of property, plant and equipment	4	6

Cash used by investing activities	$(1,524)	$(1,165)

     Cash used by investing activities increased from $1.165 billion for the six months ended June 30, 2006 to $1.524 billion for the six months ended June 30, 2007. This increase was principally due to an increase in capital expenditures from continuing operations, driven by capital expenditures associated with the Acquired Systems, as well as the continued roll-out of advanced digital services. The increase was partially offset by an increase in net cash acquired from investments, which included distributions received from Sterling Entertainment Enterprises, LLC (dba SportsNet New York), an equity method investee, and decreases in investment spending related to the Company’s equity investments, other acquisition-related expenditures and capital expenditures from discontinued operations.
     TWC’s capital expenditures from continuing operations included the following major categories (in millions):

	Six Months Ended June 30,
	2007	2006

Customer premise equipment(a)	$736	$506
Scalable infrastructure(b)	221	150
Line extensions(c)	167	122
Upgrades/rebuilds(d)	132	43
Support capital(e)	295	197

Total capital expenditures	$1,551	$1,018

(a)	Represents costs incurred in the purchase and installation of equipment that resides at a customer’s home or business for the purpose of receiving/sending video, high-speed data and/or Digital Phone signals. Such equipment typically includes digital set-top boxes, remote controls, high-speed data modems, telephone modems and the costs of installing such equipment for new customers. Customer premise equipment also includes materials and labor incurred to install the “drop” cable that connects a customer’s dwelling or business to the closest point of the main distribution network.
(b)	Represents costs incurred in the purchase and installation of equipment that controls signal reception, processing and transmission throughout TWC’s distribution network, as well as controls and communicates with the equipment residing at a customer’s home or business. Also included in scalable infrastructure is certain equipment necessary for content aggregation and distribution (VOD equipment) and equipment necessary to provide certain video, high-speed data and Digital Phone service features (voicemail, e-mail, etc.).
(c)	Represents costs incurred to extend TWC’s distribution network into a geographic area previously not served. These costs typically include network design, the purchase and installation of fiber optic and coaxial cable and certain electronic equipment.
(d)	Represents costs incurred to upgrade or replace certain existing components or an entire geographic area of TWC’s distribution network. These costs typically include network design, the purchase and installation of fiber optic and coaxial cable and certain electronic equipment.
(e)	Represents all other capital purchases required to run day-to-day operations. These costs typically include vehicles, land and buildings, computer hardware/software, office equipment, furniture and fixtures, tools and test equipment.
     TWC incurs expenditures associated with the construction of its cable systems. Costs associated with the construction of the cable transmission and distribution facilities and new cable service installations are capitalized. TWC generally capitalizes expenditures for tangible fixed assets having a useful life of greater

TIME WARNER CABLE INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS
OF OPERATIONS AND FINANCIAL CONDITION—(Continued)
than one year. Capitalized costs include direct material, labor and overhead and interest. Sales and marketing costs, as well as the costs of repairing or maintaining existing fixed assets, are expensed as incurred. With respect to certain customer premise equipment, which includes set-top boxes and cable modems, TWC capitalizes installation charges only upon the initial deployment of these assets. All costs incurred in subsequent disconnects and reconnects are expensed as incurred. Depreciation on these assets is provided, generally using the straight-line method, over their estimated useful lives. For set-top boxes and modems, the useful life is 3 to 5 years, and, for distribution plant, the useful life is up to 16 years.
     In connection with the Transactions, TW NY acquired significant amounts of property, plant and equipment, which were recorded at their estimated fair values. The remaining useful lives assigned to such assets were generally shorter than the useful lives assigned to comparable new assets, to reflect the age, condition and intended use of the acquired property, plant and equipment.
     As a result of the Transactions, the Company has made and anticipates continuing to make significant capital expenditures related to the continued integration of the Acquired Systems, including improvements to plant and technical performance and upgrading system capacity, which will allow the Company to offer its advanced services and features in the Acquired Systems. Through December 31, 2006, TWC incurred approximately $200 million of such expenditures, and the Company estimates that it will incur additional expenditures of approximately $225 million to $275 million during 2007 (including approximately $90 million incurred during the six months ended June 30, 2007). TWC expects that these upgrades will be substantially complete by the end of 2007. TWC does not believe that these expenditures will have a material negative impact on its liquidity or capital resources.
Financing Activities
     Details of cash used by financing activities are as follows (in millions):

	Six Months Ended June 30,
	2007	2006

Borrowings (repayments), net(a)	$238	$(346)
Borrowings	5,629	—
Repayments	(6,448)	—
Excess tax benefit from exercise of stock options	5	—
Principal payments on capital leases	(2)	—
Distributions to owners, net	(19)	(16)
Other financing activities	(64)	—

Cash used by financing activities	$(661)	$(362)

(a)	Borrowings (repayments), net, reflect borrowings under the Company’s commercial paper program with original maturities of three months or less, net of repayments of such borrowings. Borrowings (repayments), net, also included $28 million and $13 million of debt issuance costs for the six months ended June 30, 2007 and 2006, respectively.
     Cash used by financing activities increased from $362 million for the six months ended June 30, 2006 to $661 million for the six months ended June 30, 2007. This increase was due primarily to an increase in the net repayments of borrowings under the Company’s debt obligations and other financing activities.

TIME WARNER CABLE INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS
OF OPERATIONS AND FINANCIAL CONDITION—(Continued)
     Free Cash Flow
     Reconciliation of Cash provided by operating activities to Free Cash Flow. The following table reconciles Cash provided by operating activities to Free Cash Flow (in millions):

	Six Months Ended June 30,
	2007	2006

Cash provided by operating activities	$2,204	$1,541
Reconciling items:
Discontinued operations, net of tax	—	(64)
Adjustments relating to the operating cash flow of discontinued operations	(46)	(55)

Cash provided by continuing operating activities	2,158	1,422
Add: Excess tax benefit from exercise of stock options	5	—
Less:
Capital expenditures from continuing operations	(1,551)	(1,018)
Partnership tax distributions, stock option distributions and principal payments on capital leases of continuing operations	(21)	(16)

Free Cash Flow	$591	$388

     Free Cash Flow increased from $388 million for the six months ended June 30, 2006 to $591 million for the six months ended June 30, 2007 primarily as a result of an increase in cash provided by continuing operating activities, partially offset by an increase in capital expenditures from continuing operations, as discussed above.

TIME WARNER CABLE INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS
OF OPERATIONS AND FINANCIAL CONDITION—(Continued)
Outstanding Debt and Mandatorily Redeemable Preferred Equity and Available Financial Capacity
     Debt, mandatorily redeemable preferred equity and unused borrowing capacity as of June 30, 2007 and December 31, 2006 were as follows:

	Interest Rate at		Outstanding Balance as of
	June 30, 2007	Maturity	June 30, 2007		December 31, 2006
			(in millions)
Bank credit agreements and commercial paper program(a)(b)	5.590%(c)	2011	$5,542		$11,077
TWE notes and debentures(d)	7.250%(e)	2008	602		602
	10.150%(e)	2012	269		271
	8.875%(e)	2012	367		369
	8.375%(e)	2023	1,042		1,043
	8.375%(e)	2033	1,054		1,055
TWC notes and debentures	5.400%(f)	2012	1,497		—
	5.850%(f)	2017	1,996		—
	6.550%(f)	2037	1,490		—
TW NY Series A Preferred Membership Units	8.210%	2013	300		300
Capital leases and other			12	(g)	15	(g)

Total			$14,171		$14,732

(a)
Unused capacity, which includes $70 million and $51 million in cash and equivalents at June 30, 2007 and December 31, 2006, respectively, equals $3.397 billion and $2.798 billion at June 30, 2007 and December 31, 2006, respectively. Unused capacity at both June 30, 2007 and December 31, 2006 reflects a reduction of $159 million for outstanding letters of credit backed by the Cable Revolving Facility, as defined below.

(b)	Outstanding balance amounts exclude an unamortized discount on commercial paper of $18 million and $17 million at June 30, 2007 and December 31, 2006, respectively.
(c)	Rate represents a weighted-average interest rate.
(d)	Includes an unamortized fair value adjustment of $134 million and $140 million as of June 30, 2007 and December 31, 2006, respectively.
(e)	Rate represents the stated rate at original issuance. The effective weighted-average interest rate for the TWE notes and debentures in the aggregate is 7.65% at June 30, 2007.
(f)	Rate represents the stated rate at original issuance. The effective weighted-average interest rate for the TWC notes and debentures in the aggregate is 5.97% at June 30, 2007.
(g)	Amounts include $2 million and $4 million of capital leases due within one year at June 30, 2007 and December 31, 2006, respectively.
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
     The 2012 Notes mature on July 2, 2012, the 2017 Notes mature on May 1, 2017 and the 2037 Debentures mature on May 1, 2037. Interest on the 2012 Notes is payable semi-annually in arrears on January 2 and July 2 of each year, beginning on July 2, 2007. Interest on the 2017 Notes and the 2037 Debentures is payable semi-annually in arrears on May 1 and November 1 of each year, beginning on November 1, 2007. The Debt Securities are unsecured senior obligations of the Company and rank equally with its other unsecured and unsubordinated obligations. The guarantees of the Debt Securities are

TIME WARNER CABLE INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS
OF OPERATIONS AND FINANCIAL CONDITION—(Continued)
unsecured senior obligations of the Guarantors and rank equally in right of payment with all other unsecured and unsubordinated obligations of the Guarantors.
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
     In connection with the issuance of the Debt Securities, on April 9, 2007, the Company, the Guarantors and the initial purchasers of the Debt Securities entered into a Registration Rights Agreement (the “Registration Rights Agreement”) pursuant to which the Company agreed, among other things, to use its commercially reasonable efforts to consummate a registered exchange offer for the Debt Securities within 270 days after the issuance date of the Debt Securities or cause a shelf registration statement covering the resale of the Debt Securities to be declared effective within specified periods. The Company will be required to pay additional interest of 0.25% per annum on the Debt Securities if it fails to timely comply with its obligations under the Registration Rights Agreement until such time as it complies. On June 7, 2007, the Company and the Guarantors filed with the SEC a registration statement on Form S-4 covering a registered exchange offer for the Debt Securities. The registration statement is not yet effective.
Bank Credit Agreements and Commercial Paper Programs
     In the first quarter of 2006, the Company entered into $14.0 billion of bank credit agreements, consisting of an amended and restated $6.0 billion senior unsecured five-year revolving credit facility maturing February 15, 2011 (the “Cable Revolving Facility”), a $4.0 billion five-year term loan facility maturing February 21, 2011 (the “Five-Year Term Facility”) and a $4.0 billion three-year term loan facility maturing February 24, 2009 (the “Three-Year Term Facility” and, together with the Five-Year Term Facility, the “Term Facilities”). The Term Facilities, together with the Cable Revolving Facility, are referred to as the “Cable Facilities.” Collectively, the Cable Facilities refinanced $4.0 billion of previously existing committed bank financing, and $2.0 billion of the Cable Revolving Facility and $8.0 billion of the Term Facilities were used to finance, in part, the cash portions of the Transactions. The Cable Facilities are guaranteed by TWE and TW NY Holding (or, in the case of the Three-Year Term Facility was guaranteed by TWE and TW NY Holding, as discussed below).
     In April 2007, TWC used the net proceeds of the 2007 Bond Offering to repay all of the outstanding indebtedness under the Three-Year Term Facility, which was terminated on April 13, 2007. The balance of the net proceeds was used to repay a portion of the outstanding indebtedness under the Five-Year Term Facility on April 27, 2007, which reduced the outstanding indebtedness under such facility to $3.045 billion as of such date.
     Borrowings under the Cable Revolving Facility bear interest at a rate based on the credit rating of TWC, which rate was LIBOR plus 0.27% per annum as of June 30, 2007. In addition, TWC is required to pay a facility fee on the aggregate commitments under the Cable Revolving Facility at a rate determined by the credit rating of TWC, which rate was 0.08% per annum as of June 30, 2007. TWC may also incur an additional usage fee of 0.10% per annum on the outstanding loans and other extensions of credit under the Cable Revolving Facility if and when such amounts exceed 50% of the aggregate commitments thereunder.

TIME WARNER CABLE INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS
OF OPERATIONS AND FINANCIAL CONDITION—(Continued)
Borrowings under the Five-Year Term Facility accrue interest at a rate based on the credit rating of TWC, which rate was LIBOR plus 0.40% per annum as of June 30, 2007.
     The Cable Revolving Facility provides same-day funding capability and a portion of the commitment, not to exceed $500 million at any time, may be used for the issuance of letters of credit. The Cable Revolving Facility and the Five-Year Term Facility contain a maximum leverage ratio covenant of 5.0 times the consolidated EBITDA of TWC. The terms and related financial metrics associated with the leverage ratio are defined in the applicable agreements. At June 30, 2007, TWC was in compliance with the leverage covenant, with a leverage ratio, calculated in accordance with the agreements, of approximately 2.6 times. The Cable Revolving Facility and the Five-Year Term Facility do not contain any credit ratings-based defaults or covenants or any ongoing covenant or representations specifically relating to a material adverse change in the financial condition or results of operations of Time Warner or TWC. Borrowings under the Cable Revolving Facility may be used for general corporate purposes and unused credit is available to support borrowings under TWC’s commercial paper program.
     In addition to the Cable Revolving Facility and the Five-Year Term Facility, TWC maintains a $6.0 billion unsecured commercial paper program (the “CP Program”) that is also guaranteed by TW NY Holding and TWE. Commercial paper issued under the CP Program is supported by unused committed capacity under the Cable Revolving Facility and ranks pari passu with other unsecured senior indebtedness of TWC, TWE and TW NY Holding.
     As of June 30, 2007, there were borrowings of $3.045 billion outstanding under the Five-Year Term Facility, letters of credit totaling $159 million outstanding under the Cable Revolving Facility, and $2.515 billion of commercial paper outstanding under the CP Program and supported by the Cable Revolving Facility. TWC’s available committed capacity under the Cable Revolving Facility as of June 30, 2007 was approximately $3.327 billion, and TWC had $70 million of cash and equivalents on hand.
Time Warner Approval Rights
     Under a shareholder agreement entered into between TWC and Time Warner on April 20, 2005 (the “Shareholder Agreement”), TWC is required to obtain Time Warner’s approval prior to incurring additional debt (except for ordinary course issuances of commercial paper or borrowings under the Cable Revolving Facility up to the limit of that credit facility, to which Time Warner has consented) or rental expenses (other than with respect to certain approved leases) or issuing preferred equity, if its consolidated ratio of debt, including preferred equity, plus six times its annual rental expense to EBITDAR (the “TW Leverage Ratio”) then exceeds, or would as a result of the incurrence or issuance exceed, 3:1. Under certain circumstances, TWC is required to include the indebtedness, annual rental expense obligations and EBITDAR of certain unconsolidated entities that it manages and/or in which it owns an equity interest, in the calculation of the TW Leverage Ratio. The Shareholder Agreement defines EBITDAR, at any time of measurement, as operating income plus depreciation, amortization and rental expense (for any lease that is not accounted for as a capital lease) for the twelve months ending on the last day of TWC’s most recent fiscal quarter, including certain adjustments to reflect the impact of significant transactions as if they had occurred at the beginning of the period.

TIME WARNER CABLE INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS
OF OPERATIONS AND FINANCIAL CONDITION—(Continued)
     The following table sets forth the calculation of the TW Leverage Ratio for the twelve months ended June 30, 2007 (in millions, except ratio):

Indebtedness	$13,871
Preferred Membership Units	300
Six times annual rental expense	1,086

Total	$15,257

EBITDAR	$5,586

TW Leverage Ratio	2.73x

     As indicated in the table above, as of June 30, 2007, the TW Leverage Ratio did not exceed 3:1.
CAUTION CONCERNING FORWARD-LOOKING STATEMENTS
     This document contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, particularly statements anticipating future growth in revenues, OIBDA, cash provided by operating activities and other financial measures. Words such as “anticipates,” “estimates,” “expects,” “projects,” “intends,” “plans,” “believes” and words and terms of similar substance used in connection with any discussion of future operating or financial performance identify forward-looking statements. These forward-looking statements are based on management’s current expectations and beliefs about future events. As with any projection or forecast, they are inherently susceptible to uncertainty and changes in circumstances, and the Company is under no obligation to, and expressly disclaims any obligation to, update or alter its forward-looking statements whether as a result of such changes, new information, subsequent events or otherwise.
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
     Further, lower than expected valuations associated with the Company’s cash flows and revenues may result in the Company’s inability to realize the value of recorded intangibles and goodwill. Additionally, achieving the Company’s financial objectives could be adversely affected by the factors discussed in detail in Item 1A, “Risk Factors,” in the 2006 Form 10-K, as well as:
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
Changes in Internal Control Over Financial Reporting
     On July 31, 2006, the Company acquired certain cable systems from Adelphia and Comcast and, as a result, is integrating the processes, systems and controls relating to the acquired cable systems into the Company’s existing system of internal control over financial reporting. The Company has continued to integrate into its control structure many of the processes, systems and controls relating to the acquired cable systems in accordance with its integration plans. In addition, various transitional controls designed to supplement existing internal controls have been implemented with respect to the acquired systems. Except for the processes, systems and controls relating to the integration of the acquired cable systems at the Company, there have not been any changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2007 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

TIME WARNER CABLE INC.
CONSOLIDATED BALANCE SHEET
(Unaudited)

	June 30,	December 31,
	2007	2006
	(in millions)
ASSETS

Current assets
Cash and equivalents	$70	$51
Receivables, less allowances of $88 million in 2007 and $73 million in 2006	684	632
Receivables from affiliated parties	5	98
Other current assets	88	77
Current assets of discontinued operations	—	52

Total current assets	847	910
Investments	692	2,072
Property, plant and equipment, net	12,301	11,601
Intangible assets subject to amortization, net	824	876
Intangible assets not subject to amortization	38,957	38,051
Goodwill	2,109	2,059
Other assets	143	174

Total assets	$55,873	$55,743

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities
Accounts payable	$342	$516
Deferred revenue and subscriber-related liabilities	189	156
Payables to affiliated parties	180	165
Accrued programming expense	480	524
Other current liabilities	1,163	1,113
Current liabilities of discontinued operations	11	16

Total current liabilities	2,365	2,490
Long-term debt	13,869	14,428
Mandatorily redeemable preferred membership units issued by a subsidiary	300	300
Deferred income tax obligations, net	13,053	12,902
Long-term payables to affiliated parties	131	137
Other liabilities	422	296
Noncurrent liabilities of discontinued operations	1	2
Minority interests	1,674	1,624
Commitments and contingencies (Note 8)

Shareholders’ equity
Class A common stock, $0.01 par value, 902 million shares issued and outstanding as of June 30, 2007 and December 31, 2006	9	9
Class B common stock, $0.01 par value, 75 million shares issued and outstanding as of June 30, 2007 and December 31, 2006	1	1
Paid-in-capital	19,307	19,314
Accumulated other comprehensive loss, net	(143)	(130)
Retained earnings	4,884	4,370

Total shareholders’ equity	24,058	23,564

Total liabilities and shareholders’ equity	$55,873	$55,743

See accompanying notes.

TIME WARNER CABLE INC.
CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(in millions, except per share data)		(in millions, except per share data)
Revenues:
Subscription:
Video	$2,579	$1,625	$5,083	$3,199
High-speed data	924	601	1,818	1,169
Voice	285	163	549	297

Total Subscription	3,788	2,389	7,450	4,665
Advertising	226	133	415	242

Total revenues(a)	4,014	2,522	7,865	4,907
Costs and expenses:
Costs of revenues(a)(b)	1,872	1,115	3,755	2,202
Selling, general and administrative(a)(b)	692	446	1,343	883
Depreciation	669	388	1,318	768
Amortization	64	18	143	37
Merger-related and restructuring costs	6	11	16	21

Total costs and expenses	3,303	1,978	6,575	3,911

Operating Income	711	544	1,290	996
Interest expense, net(a)	(227)	(113)	(454)	(225)
Income from equity investments, net	4	24	7	42
Minority interest expense, net	(41)	(25)	(79)	(43)
Other income (expense), net	(3)	—	143	1

Income before income taxes, discontinued operations and cumulative effect of accounting change	444	430	907	771
Income tax provision	(172)	(170)	(359)	(307)

Income before discontinued operations and cumulative effect of accounting change	272	260	548	464
Discontinued operations, net of tax	—	33	—	64
Cumulative effect of accounting change, net of tax	—	—	—	2

Net income	$272	$293	$548	$530

Basic income per common share before discontinued operations and cumulative effect of accounting change	$0.28	$0.26	$0.56	$0.47
Discontinued operations	—	0.03	—	0.06
Cumulative effect of accounting change	—	—	—	—

Basic net income per common share	$0.28	$0.29	$0.56	$0.53

Average basic common shares	976.9	1,000.0	976.9	1,000.0

Diluted income per common share before discontinued operations and cumulative effect of accounting change	$0.28	$0.26	$0.56	$0.47
Discontinued operations	—	0.03	—	0.06
Cumulative effect of accounting change	—	—	—	—

Diluted net income per common share	$0.28	$0.29	$0.56	$0.53

Average diluted common shares	977.2	1,000.0	977.1	1,000.0

(a)	Includes the following income (expenses) resulting from transactions with related companies:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(in millions)		(in millions)
Revenues	$6	$28	$9	$55
Costs of revenues	(276)	(210)	(527)	(414)
Selling, general and administrative	3	8	8	14
Interest expense, net	—	(36)	—	(73)

(b)	Costs of revenues and selling, general and administrative expenses exclude depreciation.
See accompanying notes.

TIME WARNER CABLE INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2007	2006
	(in millions)
OPERATING ACTIVITIES
Net income(a)	$548	$530
Adjustments for noncash and nonoperating items:
Cumulative effect of accounting change, net of tax	—	(2)
Depreciation and amortization	1,461	805
Pretax gain on sale of 50% equity interest in the Houston Pool of TKCCP	(146)	—
Income from equity investments, net of cash distributions	8	(42)
Minority interest expense, net	79	43
Deferred income taxes	183	188
Equity-based compensation	38	21
Changes in operating assets and liabilities, net of acquisitions:
Receivables	68	(14)
Accounts payable and other liabilities	(97)	(34)
Other changes	16	(9)
Adjustments relating to discontinued operations(a)	46	55

Cash provided by operating activities	2,204	1,541

INVESTING ACTIVITIES
Investments and acquisitions, net of cash acquired and distributions received	23	(105)
Capital expenditures from continuing operations	(1,551)	(1,018)
Capital expenditures from discontinued operations	—	(48)
Proceeds from disposal of property, plant and equipment	4	6

Cash used by investing activities	(1,524)	(1,165)

FINANCING ACTIVITIES
Borrowings (repayments), net(b)	238	(346)
Borrowings	5,629	—
Repayments	(6,448)	—
Excess tax benefit from exercise of stock options	5	—
Principal payments on capital leases	(2)	—
Distributions to owners, net	(19)	(16)
Other	(64)	—

Cash used by financing activities	(661)	(362)

INCREASE IN CASH AND EQUIVALENTS	19	14
CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	51	12

CASH AND EQUIVALENTS AT END OF PERIOD	$70	$26

(a)
Includes income from discontinued operations of $64 million for the six months ended June 30, 2006 (none for the six months ended June 30, 2007). Net cash flows from discontinued operations were $46 million and $119 million for the six months ended June 30, 2007 and 2006, respectively.

(b)
Borrowings (repayments), net, reflect borrowings under the Company’s commercial paper program with original maturities of three months or less, net of repayments of such borrowings. Borrowings (repayments), net, also includes $28 million and $13 million of debt issuance costs for the six months ended June 30, 2007 and 2006, respectively.

See accompanying notes.

TIME WARNER CABLE INC.
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(Unaudited)

	Six Months Ended June 30,
	2007	2006
	(in millions)
BALANCE AT BEGINNING OF PERIOD	$23,564	$20,347
Net income(a)	548	530
Other comprehensive income	(13)	—

Comprehensive income	535	530
Impact of adopting new accounting pronouncements(b)	(34)	—
Allocations from Time Warner and other, net	(7)	(5)

BALANCE AT END OF PERIOD	$24,058	$20,872

(a)	Includes income from discontinued operations of $64 million for the six months ended June 30, 2006 (none for the six months ended June 30, 2007).
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

TIME WARNER CABLE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION
Description of Business
     Time Warner Cable Inc. (together with its subsidiaries, “TWC” or the “Company”) is the second-largest cable operator in the U.S. and is an industry leader in developing and launching innovative video, data and voice services. At June 30, 2007, TWC had approximately 13.4 million basic video subscribers in technologically advanced, well-clustered systems located mainly in five geographic areas — New York state, the Carolinas, Ohio, southern California and Texas. As of June 30, 2007, TWC was the largest cable operator in a number of large cities, including New York City and Los Angeles.
     On July 31, 2006, a subsidiary of TWC, Time Warner NY Cable LLC (“TW NY”), and Comcast Corporation (together with its subsidiaries, “Comcast”) completed the acquisition of substantially all of the cable assets of Adelphia Communications Corporation (“Adelphia”) and related transactions. In addition, effective January 1, 2007, TWC began consolidating the results of certain cable systems located in Kansas City, south and west Texas and New Mexico (the “Kansas City Pool”) upon the distribution of the assets of Texas and Kansas City Cable Partners, L.P. (“TKCCP”) to TWC and Comcast. Prior to January 1, 2007, TWC’s interest in TKCCP was reported as an equity method investment. Refer to Note 3 for further details.
     Time Warner Inc. (“Time Warner”) currently owns approximately 84.0% of the common stock of TWC (representing a 90.6% voting interest). The financial results of TWC’s operations are consolidated by Time Warner.
     TWC principally offers three services — video, high-speed data and voice, which have been primarily targeted to residential customers. Video is TWC’s largest service in terms of revenues generated. TWC continues to increase video revenues through the offering of advanced digital video services such as video-on-demand (“VOD”), subscription-video-on-demand (“SVOD”), high definition television (“HDTV”) and set-top boxes equipped with digital video recorders (“DVRs”), as well as through price increases and subscriber growth. TWC’s digital video subscribers provide a broad base of potential customers for additional advanced services.
     High-speed data has been one of TWC’s fastest-growing services over the past several years and is a key driver of its results. As of June 30, 2007, TWC had approximately 7.2 million residential high-speed data subscribers. TWC also offers commercial high-speed data services and had approximately 263,000 commercial high-speed data subscribers as of June 30, 2007.
     Approximately 2.3 million subscribers received Digital Phone service, TWC’s voice service, as of June 30, 2007. Under TWC’s primary calling plan, for a monthly fixed fee, Digital Phone customers typically receive the following services: an unlimited local, in-state and U.S., Canada and Puerto Rico calling plan, as well as call waiting, caller ID and E911 services. TWC is also currently deploying lower-priced calling plans to serve those customers that do not use interstate and/or long-distance calling plans extensively and intends to offer additional plans with a variety of calling options in the future. Digital Phone enables TWC to offer its customers a convenient package, or “bundle,” of video, high-speed data and voice services, and to compete effectively against bundled services available from its competitors. TWC has begun to introduce Business Class Phone, a commercial Digital Phone service, to small- and medium-sized businesses and will continue to roll out this service during the remainder of 2007 in most of the systems TWC owned before and retained after the transactions with Adelphia and Comcast (the “Legacy Systems”). TWC is also introducing this service in some of the systems acquired in and retained after the transactions with Adelphia and Comcast (the “Acquired Systems”).

TIME WARNER CABLE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
     In November 2005, TWC and several other cable companies, together with Sprint Nextel Corporation (“Sprint”), announced the formation of a joint venture to develop integrated wireline and wireless video, data and voice services. In 2006, TWC began offering — under the “Pivot” brand name — a bundle that includes Sprint wireless service (with some unique TWC features) in limited operating areas and TWC will continue to roll out this service during the remainder of 2007.
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
     As of July 31, 2006, the date the transactions with Adelphia and Comcast closed, the penetration rates for basic video, digital video and high-speed data services were generally lower in the Acquired Systems than in the Legacy Systems. Furthermore, certain advanced services were not available in some of the Acquired Systems, and an IP-based telephony service was not available in any of the Acquired Systems. To increase the penetration of these services in the Acquired Systems, TWC is in the midst of a significant integration effort that includes upgrading the capacity and technical performance of these systems to levels that will allow the delivery of these advanced services and features. Such integration-related efforts are expected to be largely complete by the end of 2007. As of June 30, 2007, Digital Phone was available to over 40% of the homes passed in the Acquired Systems.
Basis of Presentation
Changes in Basis of Presentation
     Consolidation of Kansas City Pool. As discussed more fully in Note 3, on January 1, 2007, the Company began consolidating the results of the Kansas City Pool it received upon the distribution of the assets of TKCCP to TWC and Comcast.
     Discontinued Operations. As discussed more fully in Note 3, the Company has reflected the operations of the Transferred Systems (as defined in Note 3 below) as discontinued operations for all periods presented.
Basis of Consolidation
     The consolidated financial statements of TWC include 100% of the assets, liabilities, revenues, expenses, income, loss and cash flows of all companies in which TWC has a controlling voting interest, as well as allocations of certain Time Warner corporate costs deemed reasonable by management to present the Company’s consolidated results of operations, financial position, changes in equity and cash flows on a stand-alone basis. The consolidated financial statements include the results of Time Warner Entertainment-Advance/Newhouse Partnership (“TWE-A/N”) only for the systems that are controlled by TWC and for which TWC holds an economic interest. The Time Warner corporate costs include specified administrative services, including selected tax, human resources, legal, information technology, treasury, financial, public policy and corporate and investor relations services, and approximate Time Warner’s estimated cost for services rendered. Intercompany transactions between the consolidated companies have been eliminated.

TIME WARNER CABLE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
Use of Estimates
     The preparation of financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and footnotes thereto. Actual results could differ from those estimates.
     Significant estimates inherent in the preparation of the consolidated financial statements include accounting for asset impairments, allowances for doubtful accounts, investments, depreciation, amortization, business combinations, pensions, stock-based compensation, income taxes, nonmonetary transactions, contingencies and certain programming arrangements. Allocation methodologies used to prepare the consolidated financial statements are based on estimates and have been described in the notes, where appropriate.
Reclassifications
     Certain reclassifications have been made to the prior year’s financial information to conform to the June 30, 2007 presentation.
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
Income per Common Share
     Basic income per common share is computed by dividing net income by the weighted average of common shares outstanding during the period. Weighted-average common shares include shares of Class A common stock and Class B common stock. Diluted income per common share adjusts basic income per common share for the effects of stock options, restricted stock, restricted stock units and other potentially dilutive financial instruments, only in the periods in which such effect is dilutive. Refer to Note 6 for further details. Set forth below is a reconciliation of basic and diluted income per common share before discontinued operations and cumulative effect of accounting change (in millions, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Income before discontinued operations and cumulative effect of accounting change — basic and diluted	$272	$260	$548	$464

Average common shares — basic	976.9	1,000.0	976.9	1,000.0
Dilutive effect of equity awards	0.3	—	0.2	—

Average common shares — diluted	977.2	1,000.0	977.1	1,000.0

Income per common share before discontinued operations and cumulative effect of accounting change:
Basic	$0.28	$0.26	$0.56	$0.47

Diluted	$0.28	$0.26	$0.56	$0.47

TIME WARNER CABLE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
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
     Historically, TWC employees were granted equity awards under Time Warner’s equity plans. Since April 2007, grants of equity awards to TWC employees have been and will continue to be made under TWC’s equity plans.
     With respect to Time Warner equity grants to TWC employees, the grant-date fair value of a stock option award is estimated using the Black-Scholes option-pricing model, consistent with the provisions of FAS 123R and the Securities and Exchange Commission Staff Accounting Bulletin No. 107, Share-Based Payment. Because option-pricing models require the use of subjective assumptions, changes in these assumptions can materially affect the fair value of the options with respect to the Time Warner stock options issued to TWC employees. The Company determines the volatility assumption for these stock options using implied volatilities from Time Warner’s traded options as well as quotes from third-party investment banks. The expected term, which represents the period of time that options granted are expected to be outstanding, is estimated based on the historical exercise experience of all Time Warner employees with respect to their ownership of Time Warner stock options. Separate groups of employees that have similar historical exercise behavior are considered separately for valuation purposes. The risk-free rate assumed in valuing the options is based on the U.S. Treasury yield curve in effect at the time of grant for the expected term of the option. The Company determines the expected dividend yield percentage by dividing the expected annual dividend by the market price of Time Warner common stock at the date of grant.
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

TIME WARNER CABLE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
Furthermore, the volatility assumption is calculated using a 75%-25% weighted average of implied volatilities from traded options and the historical stock price volatility of the peer group. Refer to Note 6 for a discussion of the Company’s stock option and restricted stock unit awards granted in April 2007.
Classification of Taxes Collected from Customers
     In the normal course of business, TWC is assessed non-income related taxes by governmental authorities, including franchising authorities, and collects such taxes from its customers. TWC’s policy is that, in instances where the tax is being assessed directly on the Company, amounts paid to the governmental authorities and amounts received from the customers are recorded on a gross basis. That is, amounts paid to the governmental authorities are recorded as costs of revenues and amounts received from the customer are recorded as Subscription revenues. The amount of non-income related taxes recorded on a gross basis was $220 million and $150 million during the six months ended June 30, 2007 and 2006, respectively.
2. RECENT ACCOUNTING STANDARDS
Accounting for Sabbatical Leave and Other Similar Benefits
     On January 1, 2007, the Company adopted the provisions of Emerging Issues Task Force (“EITF”) Issue No. 06-02, Accounting for Sabbatical Leave and Other Similar Benefits (“EITF 06-02”), related to certain sabbatical leave and other employment arrangements that are similar to a sabbatical leave. EITF 06-02 provides that an employee’s right to a compensated absence under a sabbatical leave or similar benefit arrangement in which the employee is not required to perform any duties during the absence is an accumulating benefit. Therefore, such arrangements should be accounted for as a liability with the cost recognized over the service period during which the employee earns the benefit. Adoption of this guidance resulted in a decrease in retained earnings of $62 million ($37 million, net of tax) on January 1, 2007. The resulting change in the accrual for the six months ended June 30, 2007 was not material.
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
     After considering the impact of adopting FIN 48, the Company had an $11 million reserve for uncertain income tax positions as of January 1, 2007. Changes in the reserve balance during the six months ended June 30, 2007 were not material. The Company does not presently anticipate such uncertain income tax positions will significantly increase or decrease prior to June 30, 2008; however, actual developments in this area could differ from those currently expected. Such unrecognized tax positions, if ever recognized in

TIME WARNER CABLE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
the financial statements, would be recorded in the statement of operations as part of the income tax provision.
     The income tax reserve as of January 1, 2007 included an accrual for interest and penalties of approximately $1 million. The change in the accrual for interest and penalties for the six months ended June 30, 2007 was not material. The Company’s policy is to recognize interest and penalties accrued on uncertain tax positions as part of income tax expense.
     With few exceptions, periods ending after March 31, 2003 are subject to U.S., state and local income tax examinations by tax authorities.
3. TRANSACTIONS WITH ADELPHIA AND COMCAST
Adelphia Acquisition and Related Transactions
     On July 31, 2006, TW NY and Comcast completed their respective acquisitions of assets comprising in the aggregate substantially all of the cable assets of Adelphia (the “Adelphia Acquisition”). At the closing of the Adelphia Acquisition, TW NY paid approximately $8.9 billion in cash, after giving effect to certain purchase price adjustments, and shares representing 17.3% of TWC’s Class A common stock (approximately 16% of TWC’s outstanding common stock) valued at approximately $5.5 billion for the portion of the Adelphia assets it acquired. The valuation of approximately $5.5 billion for the approximately 16% interest in TWC as of July 31, 2006 was determined by management using a discounted cash flow and market comparable valuation model. The discounted cash flow valuation model was based upon the Company’s estimated future cash flows derived from its business plan and utilized a discount rate consistent with the inherent risk in the business. The 16% interest reflects 155,913,430 shares of TWC Class A common stock issued to Adelphia, which were valued at $35.28 per share for purposes of the Adelphia Acquisition.
     In addition, on July 28, 2006, American Television and Communications Corporation (“ATC”), a subsidiary of Time Warner, contributed its 1% common equity interest and $2.4 billion preferred equity interest in Time Warner Entertainment Company, L.P. (“TWE”) to TW NY Cable Holding Inc. (“TW NY Holding”), a newly created subsidiary of TWC and the parent of TW NY, in exchange for an approximately 12.4% non-voting common stock interest in TW NY Holding having an equivalent fair value.
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

TIME WARNER CABLE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
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
     Following the Redemptions and the Adelphia Acquisition, on July 31, 2006, TW NY and Comcast swapped certain cable systems, most of which were acquired from Adelphia, each with an estimated value of approximately $8.7 billion, as determined by management using a discounted cash flow and market comparable valuation model, in order to enhance TWC’s and Comcast’s respective geographic clusters of subscribers (the “Exchange” and, together with the Adelphia Acquisition and the Redemptions, the “Transactions”), and TW NY paid Comcast approximately $67 million for certain adjustments related to the Exchange. The discounted cash flow valuation model was based upon estimated future cash flows and utilized a discount rate consistent with the inherent risk in the business. The Exchange was accounted for as a purchase of cable systems from Comcast and a sale of TW NY’s cable systems to Comcast. The systems exchanged by TW NY included Urban Cable Works of Philadelphia, L.P. (“Urban Cable”) and systems acquired from Adelphia. The Company did not record a gain or loss on systems TW NY acquired from Adelphia and transferred to Comcast in the Exchange because such systems were recorded at fair value in the Adelphia Acquisition. The Company did, however, record a pretax gain of $34 million ($20 million, net of tax) on the Exchange related to the disposition of Urban Cable, which is included in discontinued operations for the year ended December 31, 2006.
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
     The purchase price for each of the Adelphia Acquisition and the Exchange is as follows as of June 30, 2007 (in millions):

Cash consideration for the Adelphia Acquisition	$8,935
Fair value of equity consideration for the Adelphia Acquisition	5,500
Fair value of Urban Cable	190
Other costs	252

Total purchase price	$14,877

     Other costs consist of (i) contractual closing adjustments totaling $79 million, (ii) $118 million of total transaction costs and (iii) $55 million of transaction-related taxes.

TIME WARNER CABLE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
     The purchase price allocation for the Adelphia Acquisition and the Exchange is as follows (in millions):

		Depreciation/
		Amortization
		Periods(a)

Intangible assets not subject to amortization (cable franchise rights)	$10,487	non-amortizable
Intangible assets subject to amortization (primarily customer relationships)	882	4 years
Property, plant and equipment (primarily cable television equipment)	2,459	1-20 years
Other assets	148	not applicable
Goodwill	1,104	non-amortizable
Liabilities	(203)	not applicable

Total purchase price	$14,877

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
     The results of the systems acquired in connection with the Transactions have been included in the consolidated statement of operations since the closing of the Transactions. The systems previously owned by TWC that were transferred to Comcast in connection with the Redemptions and the Exchange (the “Transferred Systems”), including the gains discussed above, have been reflected as discontinued operations in the consolidated financial statements for all periods presented.
     Financial data for the Transferred Systems included in discontinued operations for the three and six months ended June 30, 2006 is as follows (in millions, except per share data):

	Three Months Ended	Six Months Ended
	June 30, 2006	June 30, 2006

Total revenues	$199	$394

Pretax income	$55	$107
Income tax provision	(22)	(43)

Net income	$33	$64

Basic and diluted net income per common share	$0.03	$0.06

Average basic and diluted common shares	1,000.0	1,000.0

     As a result of the closing of the Transactions, TWC acquired systems with approximately 4.0 million basic video subscribers and disposed of the Transferred Systems, with approximately 0.8 million basic video subscribers, for a net gain of approximately 3.2 million basic video subscribers. As of June 30, 2007, Time Warner owned approximately 84.0% of TWC’s outstanding common stock (including 82.7% of TWC’s outstanding Class A common stock and all outstanding shares of TWC’s Class B common stock),

TIME WARNER CABLE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
as well as an approximately 12.4% non-voting common stock interest in TW NY Holding. As a result of the Redemptions, Comcast no longer had an interest in TWC or TWE.
     On February 13, 2007, Adelphia’s Chapter 11 reorganization plan became effective and, under applicable securities law regulations and provisions of the U.S. bankruptcy code, TWC became a public company subject to the requirements of the Securities Exchange Act of 1934, as amended. Under the terms of the reorganization plan, most of the 155,913,430 shares of TWC’s Class A common stock that Adelphia received in the Adelphia Acquisition (representing approximately 16% of TWC’s outstanding common stock) are being distributed to Adelphia’s creditors. As of June 30, 2007, approximately 91% of these shares of Class A common stock had been distributed to Adelphia’s creditors. The remaining shares are expected to be distributed during the coming months as the remaining disputes are resolved by the bankruptcy court, including 4% of such shares that were placed in escrow in connection with the Adelphia Acquisition. On March 1, 2007, TWC’s Class A common stock began trading on the New York Stock Exchange under the symbol “TWC.”
TKCCP Joint Venture
     TKCCP was a 50-50 joint venture between TWE-A/N, which is a consolidated subsidiary of TWC, and Comcast. In accordance with the terms of the TKCCP partnership agreement, on July 3, 2006, Comcast notified TWC of its election to trigger the dissolution of the partnership and its decision to allocate all of TKCCP’s debt, which totaled approximately $2 billion, to the pool of assets consisting of the Houston cable systems (the “Houston Pool”). On August 1, 2006, TWC notified Comcast of its election to receive the Kansas City Pool. On October 2, 2006, TWC received approximately $630 million from Comcast due to the repayment of debt owed by TKCCP to TWE-A/N that had been allocated to the Houston Pool. From July 1, 2006 through December 31, 2006, TWC was entitled to 100% of the economic interest in the Kansas City Pool (and recognized such interest pursuant to the equity method of accounting), and it was not entitled to any economic benefits of ownership from the Houston Pool.
     On January 1, 2007, TKCCP distributed its assets to TWC and Comcast. TWC received the Kansas City Pool, which served approximately 788,000 basic video subscribers as of December 31, 2006, and Comcast received the Houston Pool, which served approximately 795,000 basic video subscribers as of December 31, 2006. TWC began consolidating the results of the Kansas City Pool on January 1, 2007. TKCCP was formally dissolved on May 15, 2007.
     For accounting purposes, the Company has treated the distribution of TKCCP’s assets as a sale of the Company’s 50% equity interest in the Houston Pool and as an acquisition of Comcast’s 50% equity interest in the Kansas City Pool. As a result of the sale of the Company’s 50% equity interest in the Houston Pool, the Company recorded a pretax gain of approximately $146 million in the first quarter of 2007, which is included as a component of other income, net, in the consolidated statement of operations for the six months ended June 30, 2007.

TIME WARNER CABLE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
     The acquisition of Comcast’s 50% equity interest in the Kansas City Pool on January 1, 2007 was treated as a step-acquisition and accounted for as a purchase business combination. The consideration paid to acquire the 50% equity interest in the Kansas City Pool was the fair value of the 50% equity interest in the Houston Pool transferred to Comcast. The estimated fair value of TWC’s 50% interest in the Houston Pool ($881 million) was determined using a discounted cash flow analysis and was reduced by debt assumed by Comcast. The purchase price allocation is as follows as of June 30, 2007 (in millions):

		Depreciation/
		Amortization
		Periods

Intangible assets not subject to amortization (cable franchise rights)	$613	non-amortizable
Intangible assets subject to amortization (primarily customer relationships)	66	4 years
Property, plant and equipment (primarily cable television equipment)	183	1-20 years
Other assets	67	not applicable
Liabilities	(48)	not applicable

Total	$881

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

TIME WARNER CABLE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
Supplemental Unaudited Pro Forma Information
     The following schedule presents supplemental unaudited pro forma information for the three and six months ended June 30, 2006 as if the Transactions and the consolidation of the Kansas City Pool had occurred on January 1, 2006. The unaudited pro forma information is presented based on information available, is intended for informational purposes only and is not necessarily indicative of and does not purport to represent what the Company’s future financial condition or operating results will be after giving effect to the Transactions and the consolidation of the Kansas City Pool and does not reflect actions that may be undertaken by management in integrating these businesses (e.g., the cost of incremental capital expenditures). In addition, this supplemental information does not reflect financial and operating benefits the Company expects to realize as a result of the Transactions and the consolidation of the Kansas City Pool. The amounts presented for the three and six months ended June 30, 2007 are the Company’s actual results.

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
		(pro forma)		(pro forma)
	(in millions, except per share data)		(in millions, except per share data)
Revenues:
Subscription:
Video	$2,579	$2,484	$5,083	$4,881
High-speed data	924	808	1,818	1,574
Voice	285	195	549	361

Total Subscription	3,788	3,487	7,450	6,816
Advertising	226	211	415	384

Total revenues	4,014	3,698	7,865	7,200
Costs and expenses:
Costs of revenues(a)	1,872	1,713	3,755	3,430
Selling, general and administrative(a)	692	637	1,343	1,242
Depreciation	669	575	1,318	1,144
Amortization	64	77	143	157
Merger-related and restructuring costs	6	11	16	21
Other, net(b)	—	9	—	9

Total costs and expenses	3,303	3,022	6,575	6,003

Operating Income	711	676	1,290	1,197
Interest expense, net	(227)	(226)	(454)	(451)
Other income (expense), net	(40)	(32)	71	(55)

Income before income taxes, discontinued operations and cumulative effect of accounting change	444	418	907	691
Income tax provision	(172)	(167)	(359)	(280)

Income before discontinued operations and cumulative effect of accounting change	$272	$251	$548	$411

Basic income per common share before discontinued operations and cumulative effect of accounting change	$0.28	$0.26	$0.56	$0.42

Diluted income per common share before discontinued operations and cumulative effect of accounting change	$0.28	$0.26	$0.56	$0.42

(a)	Costs of revenues and selling, general and administrative expenses exclude depreciation.
(b)	Other, net, includes asset impairments recorded at the Acquired Systems of $9 million for the three and six months ended June 30, 2006.

TIME WARNER CABLE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
4. MERGER-RELATED AND RESTRUCTURING COSTS
Merger-related Costs
     Cumulatively, through June 30, 2007, the Company has expensed non-capitalizable merger-related costs associated with the Transactions of approximately $53 million. During the six months ended June 30, 2007, the Company incurred merger-related costs of approximately $7 million ($3 million in the second quarter). During the six months ended June 30, 2006, the Company incurred merger-related costs of approximately $11 million ($7 million in the second quarter).
     As of June 30, 2007, payments of $52 million have been made against this accrual, of which approximately $4 million and $10 million were made during the three and six months ended June 30, 2007. During the three and six months ended June 30, 2006, payments of $5 million and $8 million, respectively, were made against this accrual. The remaining $1 million was classified as a current liability in the June 30, 2007 consolidated balance sheet.
Restructuring Costs
     Cumulatively, through June 30, 2007, the Company has incurred restructuring costs of approximately $61 million as part of its broader plans to simplify its organizational structure and enhance its customer focus. For the three and six months ended June 30, 2007, the Company incurred costs of approximately $3 million and $9 million, respectively.
     As of June 30, 2007, payments of $43 million have been made against this accrual. Approximately $11 million of the remaining $18 million liability was classified as a current liability, with the remaining $7 million classified as a noncurrent liability in the June 30, 2007 consolidated balance sheet. Amounts are expected to be paid through 2011.
     Information relating to the restructuring costs is as follows (in millions):

	Employee	Other
	Terminations	Exit Costs	Total

Remaining liability as of December 31, 2005	$23	$3	$26
2006 accruals(a)	8	10	18
Cash paid—2006(b)	(13)	(8)	(21)

Remaining liability as of December 31, 2006	18	5	23
2007 accruals	6	3	9
Cash paid—2007(c)	(9)	(5)	(14)

Remaining liability as of June 30, 2007	$15	$3	$18

(a)	Of the $18 million incurred in 2006, $4 million and $10 million was incurred during the three and six months ended June 30, 2006, respectively.
(b)	Of the $21 million paid in 2006, $8 million and $14 million was paid during the three and six months ended June 30, 2006, respectively.
(c)	Of the $14 million paid in 2007, $5 million was paid during the three months ended June 30, 2007.

TIME WARNER CABLE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
5. DEBT AND MANDATORILY REDEEMABLE PREFERRED EQUITY
     The Company’s debt and mandatorily redeemable preferred equity, as of June 30, 2007, and December 31, 2006, includes the following components:

		Interest Rate at		Outstanding Balance as of
	Face	June 30,		June 30,	December 31,
	Amount	2007	Maturity	2007	2006
	(in millions)			(in millions)
Debt due within one year:
Capital leases and other				$2	$4

Long-term debt:
Bank credit agreements and commercial paper program(a)(b)		5.590%(c)	2011	5,542	11,077
TWE notes and debentures:
Senior debentures	$600	7.250%(d)	2008	602	602
Senior notes	250	10.150%(d)	2012	269	271
Senior notes	350	8.875%(d)	2012	367	369
Senior debentures	1,000	8.375%(d)	2023	1,042	1,043
Senior debentures	1,000	8.375%(d)	2033	1,054	1,055

Total TWE notes and debentures(e)	$3,200			3,334	3,340

TWC notes and debentures:
Notes	$1,500	5.400%(f)	2012	1,497	—
Notes	2,000	5.850%(f)	2017	1,996	—
Debentures	1,500	6.550%(f)	2037	1,490	—

Total TWC notes and debentures	$5,000			4,983	—

Capital leases and other				10	11

Total long-term debt				13,869	14,428

Mandatorily redeemable preferred membership units issued by a subsidiary	$300	8.210%	2013	300	300

Total debt and mandatorily redeemable preferred equity				$14,171	$14,732

(a)	Unused capacity, which includes $70 million and $51 million in cash and equivalents at June 30, 2007 and December 31, 2006, respectively, equals $3.397 billion and $2.798 billion at June 30, 2007 and December 31, 2006, respectively. Unused capacity at both June 30, 2007 and December 31, 2006 reflects a reduction of $159 million for outstanding letters of credit backed by the Cable Revolving Facility, as defined below.
(b)	Outstanding balance amounts exclude an unamortized discount on commercial paper of $18 million and $17 million at June 30, 2007 and December 31, 2006, respectively.
(c)	Rate represents a weighted-average interest rate.
(d)	Rate represents the stated rate at original issuance. The effective weighted-average interest rate for the TWE notes and debentures in the aggregate is 7.65% at June 30, 2007.
(e)	Includes an unamortized fair value adjustment of $134 million and $140 million as of June 30, 2007 and December 31, 2006, respectively.
(f)	Rate represents the stated rate at original issuance. The effective weighted-average interest rate for the TWC notes and debentures in the aggregate is 5.97% at June 30, 2007.

TIME WARNER CABLE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
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
     The 2012 Notes mature on July 2, 2012, the 2017 Notes mature on May 1, 2017 and the 2037 Debentures mature on May 1, 2037. Interest on the 2012 Notes is payable semi-annually in arrears on January 2 and July 2 of each year, beginning on July 2, 2007. Interest on the 2017 Notes and the 2037 Debentures is payable semi-annually in arrears on May 1 and November 1 of each year, beginning on November 1, 2007. The Debt Securities are unsecured senior obligations of the Company and rank equally with its other unsecured and unsubordinated obligations. The guarantees of the Debt Securities are unsecured senior obligations of the Guarantors and rank equally in right of payment with all other unsecured and unsubordinated obligations of the Guarantors.
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
     In connection with the issuance of the Debt Securities, on April 9, 2007, the Company, the Guarantors and the initial purchasers of the Debt Securities entered into a Registration Rights Agreement (the “Registration Rights Agreement”) pursuant to which the Company agreed, among other things, to use its commercially reasonable efforts to consummate a registered exchange offer for the Debt Securities within 270 days after the issuance date of the Debt Securities or cause a shelf registration statement covering the resale of the Debt Securities to be declared effective within specified periods. The Company will be required to pay additional interest of 0.25% per annum on the Debt Securities if it fails to timely comply with its obligations under the Registration Rights Agreement until such time as it complies. On June 7, 2007, the Company and the Guarantors filed with the SEC a registration statement on Form S-4 covering a registered exchange offer for the Debt Securities. The registration statement is not yet effective.

TIME WARNER CABLE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
Bank Credit Agreements and Commercial Paper Programs
     In the first quarter of 2006, the Company entered into $14.0 billion of bank credit agreements, consisting of an amended and restated $6.0 billion senior unsecured five-year revolving credit facility maturing February 15, 2011 (the “Cable Revolving Facility”), a $4.0 billion five-year term loan facility maturing February 21, 2011 (the “Five-Year Term Facility”) and a $4.0 billion three-year term loan facility maturing February 24, 2009 (the “Three-Year Term Facility” and, together with the Five-Year Term Facility, the “Term Facilities”). The Term Facilities, together with the Cable Revolving Facility, are referred to as the “Cable Facilities.” Collectively, the Cable Facilities refinanced $4.0 billion of previously existing committed bank financing, and $2.0 billion of the Cable Revolving Facility and $8.0 billion of the Term Facilities were used to finance, in part, the cash portions of the Transactions. The Cable Facilities are guaranteed by TWE and TW NY Holding (or, in the case of the Three-Year Term Facility was guaranteed by TWE and TW NY Holding, as discussed below).
     In April 2007, TWC used the net proceeds of the 2007 Bond Offering to repay all of the outstanding indebtedness under the Three-Year Term Facility, which was terminated on April 13, 2007. The balance of the net proceeds was used to repay a portion of the outstanding indebtedness under the Five-Year Term Facility on April 27, 2007, which reduced the outstanding indebtedness under such facility to $3.045 billion as of such date.
     Borrowings under the Cable Revolving Facility bear interest at a rate based on the credit rating of TWC, which rate was LIBOR plus 0.27% per annum as of June 30, 2007. In addition, TWC is required to pay a facility fee on the aggregate commitments under the Cable Revolving Facility at a rate determined by the credit rating of TWC, which rate was 0.08% per annum as of June 30, 2007. TWC may also incur an additional usage fee of 0.10% per annum on the outstanding loans and other extensions of credit under the Cable Revolving Facility if and when such amounts exceed 50% of the aggregate commitments thereunder. Borrowings under the Five-Year Term Facility accrue interest at a rate based on the credit rating of TWC, which rate was LIBOR plus 0.40% per annum as of June 30, 2007.
     The Cable Revolving Facility provides same-day funding capability and a portion of the commitment, not to exceed $500 million at any time, may be used for the issuance of letters of credit. The Cable Revolving Facility and the Five-Year Term Facility contain a maximum leverage ratio covenant of 5.0 times the consolidated EBITDA of TWC. The terms and related financial metrics associated with the leverage ratio are defined in the applicable agreements. At June 30, 2007, TWC was in compliance with the leverage covenant, with a leverage ratio, calculated in accordance with the agreements, of approximately 2.6 times. The Cable Revolving Facility and the Five-Year Term Facility do not contain any credit ratings-based defaults or covenants or any ongoing covenant or representations specifically relating to a material adverse change in the financial condition or results of operations of Time Warner or TWC. Borrowings under the Cable Revolving Facility may be used for general corporate purposes and unused credit is available to support borrowings under TWC’s commercial paper program.
     In addition to the Cable Revolving Facility and the Five-Year Term Facility, TWC maintains a $6.0 billion unsecured commercial paper program (the “CP Program”) that is also guaranteed by TW NY Holding and TWE. Commercial paper issued under the CP Program is supported by unused committed capacity under the Cable Revolving Facility and ranks pari passu with other unsecured senior indebtedness of TWC, TWE and TW NY Holding.
     As of June 30, 2007, there were borrowings of $3.045 billion outstanding under the Five-Year Term Facility, letters of credit totaling $159 million outstanding under the Cable Revolving Facility, and $2.515 billion of commercial paper outstanding under the CP Program and supported by the Cable Revolving Facility. TWC’s available committed capacity under the Cable Revolving Facility as of June 30, 2007 was approximately $3.327 billion, and TWC had $70 million of cash and equivalents on hand.

TIME WARNER CABLE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
Time Warner Approval Rights
     Under a shareholder agreement entered into between TWC and Time Warner on April 20, 2005 (the “Shareholder Agreement”), TWC is required to obtain Time Warner’s approval prior to incurring additional debt (except for ordinary course issuances of commercial paper or borrowings under the Cable Revolving Facility up to the limit of that credit facility, to which Time Warner has consented) or rental expenses (other than with respect to certain approved leases) or issuing preferred equity, if its consolidated ratio of debt, including preferred equity, plus six times its annual rental expense to EBITDAR (the “TW Leverage Ratio”) then exceeds, or would as a result of the incurrence or issuance exceed, 3:1. Under certain circumstances, TWC is required to include the indebtedness, annual rental expense obligations and EBITDAR of certain unconsolidated entities that it manages and/or in which it owns an equity interest, in the calculation of the TW Leverage Ratio. The Shareholder Agreement defines EBITDAR, at any time of measurement, as operating income plus depreciation, amortization and rental expense (for any lease that is not accounted for as a capital lease) for the twelve months ending on the last day of TWC’s most recent fiscal quarter, including certain adjustments to reflect the impact of significant transactions as if they had occurred at the beginning of the period.
     The following table sets forth the calculation of the TW Leverage Ratio for the twelve months ended June 30, 2007 (in millions, except ratio):

Indebtedness	$13,871
Preferred Membership Units	300
Six times annual rental expense	1,086

Total	$15,257

EBITDAR	$5,586

TW Leverage Ratio	2.73x

     As indicated in the table above, as of June 30, 2007, the TW Leverage Ratio did not exceed 3:1.
6. STOCK-BASED COMPENSATION PLANS
TWC Stock-based Compensation Plans
     On June 8, 2006, the Company’s board of directors approved the Time Warner Cable Inc. 2006 Stock Incentive Plan (the “2006 Plan”) under which awards covering the issuance of up to 100,000,000 shares of TWC Class A common stock may be granted to directors, employees and certain non-employee advisors of TWC. The Company made its first grant of equity awards based on TWC Class A common stock in April 2007. Stock options have been granted under the 2006 Plan with exercise prices equal to the fair market value at the date of grant. Generally, the stock options vest ratably over a four-year vesting period and expire ten years from the date of grant. Certain stock option awards provide for accelerated vesting upon an election to retire pursuant to TWC’s defined benefit retirement plans or after reaching a specified age and years of service. For the six months ended June 30, 2007, TWC granted approximately 2.8 million options at a weighted-average grant date fair value of $13.34 ($8.00 net of tax) per option. The assumptions presented in the table below represent the weighted-average value of the applicable assumption used to value TWC stock options at their grant date for the six months ended June 30, 2007.

Expected volatility	24.1%
Expected term to exercise from grant date	6.60 years
Risk-free rate	4.7%
Expected dividend yield	0.0%

TIME WARNER CABLE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
     Under the 2006 Plan, the Company also granted restricted stock units (“RSUs”), which generally vest over a four-year period from the date of grant. Certain RSU awards provide for accelerated vesting upon an election to retire pursuant to TWC’s defined benefit retirement plans or after reaching a specified age and years of service. Shares of TWC Class A common stock will generally be issued in connection with the vesting of an RSU. RSUs awarded to non-employee directors are not subject to vesting restrictions and the shares underlying the RSUs will be issued in connection with a director’s termination of service as a director. For the six months ended June 30, 2007, TWC granted approximately 2.1 million RSUs at a weighted-average grant date fair value of $37.07 per RSU.
     Compensation expense recognized for TWC stock-based compensation plans for the three and six months ended June 30, 2007 is as follows (in millions):

Compensation cost recognized:
Stock options	$10
Restricted stock units	19

Total impact on Operating Income	$29

Tax benefit recognized	$12

Time Warner Stock-based Compensation Plans
     Historically, Time Warner granted options to purchase Time Warner common stock under its equity plans to employees of TWC. Upon TWC becoming a public company, Time Warner ceased making equity awards under its equity plans to employees of TWC. The options have been granted by Time Warner to employees of TWC with exercise prices equal to, or in excess of, the fair market value at the date of grant. Generally, the options vest ratably over a four-year vesting period and expire ten years from the date of grant. Certain option awards provide for accelerated vesting upon an election to retire pursuant to TWC’s defined benefit retirement plans or after reaching a specified age and years of service. For the six months ended June 30, 2006, Time Warner granted approximately 8.7 million options to employees of TWC at a weighted-average grant date fair value of $4.47 ($2.68 net of tax) per option. For the six months ended June 30, 2007, no Time Warner options were granted to TWC employees. The assumptions presented in the table below represent the weighted-average value of the applicable assumption used to value stock options at their grant date for the six months ended June 30, 2006.

Expected volatility	22.2%
Expected term to exercise from grant date	5.08 years
Risk-free rate	4.6%
Expected dividend yield	1.1%
     Time Warner also granted shares of Time Warner common stock or RSUs, which generally vest between three to five years from the date of grant, to employees of TWC pursuant to Time Warner’s equity plans. Certain RSU awards provide for accelerated vesting upon an election to retire pursuant to TWC’s defined benefit retirement plans or after reaching a specified age and years of service. For the six months ended June 30, 2006, Time Warner issued approximately 428,000 RSUs to employees of TWC and its subsidiaries at a weighted-average grant date fair value of $17.40 per RSU. For the six months ended June 30, 2007, no Time Warner RSUs were issued to TWC employees.

TIME WARNER CABLE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
     Compensation expense recognized for Time Warner stock-based compensation plans for the three and six months ended June 30, 2007 and 2006 is as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006

Compensation cost recognized:
Stock options	$4	$6	$8	$18
Restricted stock and restricted stock units	—	1	1	3

Total impact on Operating Income	$4	$7	$9	$21

Tax benefit recognized	$2	$2	$4	$8

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006

Service cost	$18	$15	$35	$31
Interest cost	17	14	34	29
Expected return on plan assets	(23)	(18)	(46)	(37)
Amounts amortized	4	9	7	15

Net periodic benefit costs(a)	$16	$20	$30	$38

(a)	On August 1, 2007, the former employees of Adelphia and Comcast that became employees of TWC became eligible to participate in the Pension Plans, which will result in a new measurement of those plans as of that date. The impact of the new measurement of these plans on pension expense will be determined based on market results at August 1, 2007 and will be reflected in the consolidated financial statements for the last five months of 2007. The Company will also incur additional benefit costs for these participants for the five months in 2007 in which they will be participating in the plans, which are estimated to be approximately $9 million.
     After considering the funded status of the Company’s defined benefit pension plans, movements in the discount rate, investment performance and related tax consequences, the Company may choose to make contributions to its pension plans in any given year. There currently are no minimum required contributions, and no discretionary or noncash contributions are currently planned. For the Company’s unfunded plan, contributions will continue to be made to the extent benefits are paid. Expected benefit payments for the unfunded plan for 2007 are approximately $1 million.
8. COMMITMENTS AND CONTINGENCIES
Legal Proceedings
     On May 20, 2006, the America Channel LLC (“America Channel”) filed a lawsuit in U.S. District Court for the District of Minnesota against both TWC and Comcast alleging that the purchase of Adelphia by Comcast and TWC will injure competition in the cable system and cable network markets and violate the federal antitrust laws. The lawsuit seeks monetary damages as well as an injunction blocking the Adelphia Acquisition. The United States Bankruptcy Court for the Southern District of New York issued an order enjoining America Channel from pursuing injunctive relief in the District of Minnesota and

TIME WARNER CABLE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
ordering that America Channel’s efforts to enjoin the transaction can only be heard in the Southern District of New York, where the Adelphia bankruptcy is pending. America Channel’s appeal of this order was dismissed on October 10, 2006, and its claim for injunctive relief should now be moot. However, America Channel has announced its intention to proceed with its damages case in the District of Minnesota. On September 19, 2006, the Company filed a motion to dismiss this action, which was granted on January 17, 2007 with leave to replead. On February 5, 2007, America Channel filed an amended complaint. TWC filed a motion to dismiss the amended complaint on April 10, 2007, which motion was granted on June 28, 2007. America Channel has filed a notice of appeal of this decision. The Company intends to defend against this lawsuit vigorously, but is unable to predict the outcome of this suit or reasonably estimate a range of possible loss.
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
     On June 16, 1998, plaintiffs in Andrew Parker and Eric DeBrauwere, et al. v. Time Warner Entertainment Company, L.P. and Time Warner Cable filed a purported nationwide class action in U.S. District Court for the Eastern District of New York claiming that TWE sold its subscribers’ personally identifiable information and failed to inform subscribers of their privacy rights in violation of the Cable Communications Policy Act of 1984 and common law. The plaintiffs seek damages and declaratory and injunctive relief. On August 6, 1998, TWE filed a motion to dismiss, which was denied on September 7, 1999. On December 8, 1999, TWE filed a motion to deny class certification, which was granted on January 9, 2001 with respect to monetary damages, but denied with respect to injunctive relief. On June 2, 2003, the U.S. Court of Appeals for the Second Circuit vacated the District Court’s decision denying class certification as a matter of law and remanded the case for further proceedings on class certification and other matters. On May 4, 2004, plaintiffs filed a motion for class certification, which the Company opposed. On October 25, 2005, the court granted preliminary approval of a class settlement arrangement on terms that were not material to the Company. A final settlement approval hearing was held on May 19, 2006, and on January 26, 2007, the court denied approval of the settlement. The Company intends to defend against this lawsuit vigorously, but is unable to predict the outcome of the suit.
Certain Patent Litigation
     On September 1, 2006, Ronald A. Katz Technology Licensing, L.P. (“Katz”) filed a complaint in the U.S. District Court for the District of Delaware alleging that TWC and several other cable operators, among other defendants, infringe a number of patents purportedly relating to the Company’s customer call center operations, voicemail and/or video-on-demand services. The plaintiff is seeking unspecified monetary damages as well as injunctive relief. On March 20, 2007, this case, together with other lawsuits filed by Katz, was made subject to a Multidistrict Litigation (“MDL”) Order transferring the case for pretrial proceedings to the U.S. District Court for the Central District of California. The Company intends to defend against the claim vigorously, but is unable to predict the outcome of the suit or reasonably estimate a range of possible loss.
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

TIME WARNER CABLE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
claim vigorously, but is unable to predict the outcome of the suit or reasonably estimate a range of possible loss.
     On June 1, 2006, Rembrandt Technologies, LP (“Rembrandt”) filed a complaint in the U.S. District Court for the Eastern District of Texas alleging that the Company and a number of other cable operators infringed several patents purportedly related to a variety of technologies, including high-speed data and Internet-based telephony services. In addition, on September 13, 2006, Rembrandt filed a complaint in the U.S. District Court for the Eastern District of Texas alleging that the Company infringes several patents purportedly related to “high-speed cable modem internet products and services.” In each of these cases, the plaintiff is seeking unspecified monetary damages as well as injunctive relief. On June 18, 2007, these cases, along with other lawsuits filed by Rembrandt, were made subject to an MDL Order transferring the case for pretrial proceedings to the U.S. District Court for the District of Delaware. The Company intends to defend against these lawsuits vigorously, but is unable to predict the outcome of these suits or reasonably estimate a range of possible loss.
     On April 26, 2005, Acacia Media Technologies Corporation (“AMT”) filed suit against TWC in the U.S. District Court for the Southern District of New York alleging that TWC infringes several patents held by AMT. AMT has publicly taken the position that delivery of broadcast video (except live programming such as sporting events), pay-per-view, video-on-demand and ad insertion services over cable systems infringe its patents. AMT has brought similar actions regarding the same patents against numerous other entities, and all of the previously pending litigations have been made the subject of an MDL Order consolidating the actions for pretrial activity in the U.S. District Court for the Northern District of California. On October 25, 2005, the TWC action was consolidated into the MDL proceedings. The plaintiff is seeking unspecified monetary damages as well as injunctive relief. The Company intends to defend against this lawsuit vigorously, but is unable to predict the outcome of this suit or reasonably estimate a range of possible loss.
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

TIME WARNER CABLE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
9. ADDITIONAL FINANCIAL INFORMATION
Other Cash Flow Information
     Additional financial information with respect to cash (payments) and receipts is as follows (in millions):

	Six Months Ended June 30,
	2007	2006
Cash paid for interest	$(406)	$(251)
Interest income received	6	—

Cash paid for interest, net	$(400)	$(251)

Cash paid for income taxes	$(55)	$(147)
Cash refunds of income taxes	5	4

Cash paid for income taxes, net	$(50)	$(143)

     Additional information with respect to capital expenditures from continuing operations is as follows (in millions):

Six Months
Ended
June 30, 2007
Cash paid for capital expenditures from continuing operations	$(1,551)
Decrease in accruals for capital expenditures	67

Accrual basis capital expenditures from continuing operations	$(1,484)

     The difference between cash paid and accruals for capital expenditures was not material for the six months ended June 30, 2006.
Interest Expense, Net
     Interest expense, net consists of (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Interest income	$3	$14	$5	$25
Interest expense	(230)	(127)	(459)	(250)

Total interest expense, net	$(227)	$(113)	$(454)	$(225)

Video, High-speed Data and Voice Direct Costs
     Direct costs associated with the video, high-speed data and voice services (included within costs of revenues) consist of (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Video	$882	$531	$1,762	$1,041
High-speed data	39	36	83	70
Voice	111	71	223	131

Total direct costs	$1,032	$638	$2,068	$1,242

TIME WARNER CABLE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
     The direct costs associated with the video service include video programming costs. The direct costs associated with the high-speed data and voice services include network connectivity and certain other costs.
Other Current Liabilities
     Other current liabilities consist of (in millions):

	June 30,	December 31,
	2007	2006
Accrued compensation and benefits	$224	$275
Accrued franchise fees	149	162
Accrued sales and other taxes	151	136
Accrued insurance	122	66
Accrued interest	188	130
Accrued advertising and marketing support	83	97
Other accrued expenses	246	247

Total other current liabilities	$1,163	$1,113

Part II. Other Information
Item 1. Legal Proceedings.
     Reference is made to the lawsuit filed by the America Channel LLC (“America Channel”) described on page 49 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 (the “2006 Form 10-K”), and page 44 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007. The Company filed a motion to dismiss the amended complaint on April 10, 2007, and on June 27, 2007, the Company’s motion was granted. America Channel has filed a notice of appeal of this decision.
     Reference is made to the lawsuits filed by Rembrandt Technologies, LP described on page 50 of the 2006 Form 10-K. On June 18, 2007, these lawsuits were made subject to a Multidistrict Litigation Order transferring the lawsuits for pretrial proceedings to the U.S. District Court for the District of Delaware.
Item 4. Submission of Matters to a Vote of Security Holders.
     The Annual Meeting of Stockholders of the Company was held on May 23, 2007 (the “2007 Annual Meeting”). The following matters were voted on at the 2007 Annual Meeting:
(i)	The following individuals were elected directors of the Company for terms expiring in 2008:

Directors	Votes For	Votes Withheld	Broker Non-Votes

Class A Directors
David C. Chang	872,288,534	5,323,305	0
James E. Copeland, Jr.	872,907,063	4,704,776	0
Class B Directors
Carole Black	750,000,000	0	0
Glenn A. Britt	750,000,000	0	0
Thomas H. Castro	750,000,000	0	0
Peter R. Haje	750,000,000	0	0
Don Logan	750,000,000	0	0
Michael Lynne	750,000,000	0	0
N.J. Nicholas, Jr.	750,000,000	0	0
Wayne H. Pace	750,000,000	0	0
(ii)	Ratification of appointment of Ernst & Young LLP as independent auditors of the Company:

Votes For	Votes Against	Abstentions	Broker Non-Votes
1,626,604,247	32,545	975,047	0
(iii)	Approval of Time Warner Cable Inc. 2006 Stock Incentive Plan:

Votes For	Votes Against	Abstentions	Broker Non-Votes
1,604,707,512	5,334,039	1,090,236	16,480,052

(iv)	Approval of Time Warner Cable Inc. 2007 Annual Bonus Plan:

Votes For	Votes Against	Abstentions	Broker Non-Votes
1,623,702,691	2,912,741	996,407	0
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

TIME WARNER CABLE INC.
By:	/s/ John K. Martin, Jr.
	Name:	John K. Martin, Jr.
	Title:	Executive Vice President and Chief Financial Officer

Date: August 1, 2007

EXHIBIT INDEX
Pursuant to Item 601 of Regulation S-K

Exhibit No.	Description of Exhibit

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007.
32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007. †

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