Form 10-Q
period 2007-09-30
TIME WARNER CABLE INC.
filed 2007-11-07
CIK 1377013

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the quarterly period ended September 30, 2007
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the transition period from                      to
Commission file number 001-33335

TIME WARNER CABLE INC.
(Exact name of Registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	84-1496755 (I.R.S. Employer Identification No.)
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
Large accelerated filer ☐           Accelerated filer ☐           Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2 of the Act). Yes ☐ No ☑

Shares Outstanding
Description of Class	as of November 2, 2007
Class A Common Stock — $.01 par value	901,916,314
Class B Common Stock — $.01 par value	75,000,000

TIME WARNER CABLE INC.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
AND OTHER FINANCIAL INFORMATION

TIME WARNER CABLE INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS
OF OPERATIONS AND FINANCIAL CONDITION
INTRODUCTION
     Management’s discussion and analysis of results of operations and financial condition (“MD&A”) is provided as a supplement to the accompanying consolidated financial statements and notes to help provide an understanding of Time Warner Cable Inc.’s (together with its subsidiaries, “TWC” or the “Company”) financial condition, cash flows and results of operations. MD&A is organized as follows:
•
Overview. This section provides a general description of TWC’s business, as well as recent developments the Company believes are important in understanding the results of operations and financial condition or in understanding anticipated future trends.

•	Financial statement presentation. This section provides a brief summary of how the Company’s operations are presented in the accompanying consolidated financial statements.

•	Results of operations. This section provides an analysis of the Company’s results of operations for the three and nine months ended September 30, 2007.

•	Financial condition and liquidity. This section provides an analysis of the Company’s financial condition as of September 30, 2007 and cash flows for the nine months ended September 30, 2007.

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

OVERVIEW
     TWC is the second-largest cable operator in the U.S. and is an industry leader in developing and launching innovative video, data and voice services. As of September 30, 2007, TWC had approximately 13.3 million basic video subscribers in technologically advanced, well-clustered systems located mainly in five geographic areas — New York state, the Carolinas, Ohio, southern California and Texas. As of September 30, 2007, TWC was the largest cable operator in a number of large cities, including New York City and Los Angeles.
     On July 31, 2006, a subsidiary of TWC, Time Warner NY Cable LLC (“TW NY”), and Comcast Corporation (together with its subsidiaries, “Comcast”) completed the acquisition of substantially all of the cable assets of Adelphia Communications Corporation (“Adelphia”) and related transactions. In addition, effective January 1, 2007, TWC began consolidating the results of certain cable systems located in Kansas City, south and west Texas and New Mexico (the “Kansas City Pool”) upon the distribution of the assets of Texas and Kansas City Cable Partners, L.P. (“TKCCP”) to TWC and Comcast. Prior to January 1, 2007, TWC’s interest in TKCCP was reported as an equity method investment. Refer to “—Recent Developments” for further details.
     Time Warner Inc. (“Time Warner”) currently owns approximately 84.0% of the common stock of TWC (representing a 90.6% voting interest). The financial results of TWC’s operations are consolidated by Time Warner.

TIME WARNER CABLE INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS
OF OPERATIONS AND FINANCIAL CONDITION—(Continued)
     TWC principally offers three services — video, high-speed data and voice, which have been primarily targeted to residential customers. Video is TWC’s largest service in terms of revenues generated, and providing video services is a competitive and highly penetrated business. TWC expects to continue to increase video revenues through the offering of advanced digital video services, as well as through price increases and digital video subscriber growth. TWC’s digital video subscribers provide a broad base of potential customers for additional advanced services. Video programming costs represent a major component of TWC’s expenses and are expected to continue to increase, reflecting contractual rate increases, subscriber growth and the expansion of service offerings. TWC expects that its video service margins will decline over the next few years as increases in programming costs outpace growth in video revenues.
     High-speed data has been one of TWC’s fastest-growing services over the past several years and is a key driver of its results. As of September 30, 2007, TWC had approximately 7.4 million residential high-speed data subscribers. TWC expects continued strong growth in residential high-speed data subscribers and revenues for the foreseeable future; however, the rate of growth of both subscribers and revenues is expected to continue to slow over time as high-speed data services become increasingly well-penetrated. TWC also offers commercial high-speed data services and had approximately 272,000 commercial high-speed data subscribers as of September 30, 2007.
     Approximately 2.6 million subscribers received Digital Phone service, TWC’s voice service, as of September 30, 2007. Under TWC’s primary calling plan, for a monthly fixed fee, Digital Phone customers typically receive the following services: an unlimited local, in-state and U.S., Canada and Puerto Rico calling plan, as well as call waiting, caller ID and E911 services. TWC also offers additional calling plans with a variety of calling options that are designed to meet customers’ particular usage patterns. TWC is currently introducing an international calling plan and it intends to offer additional plans in the future. Digital Phone enables TWC to offer its customers a convenient package, or “bundle,” of video, high-speed data and voice services, and to compete effectively against bundled services available from its competitors. TWC expects strong increases in Digital Phone subscribers and revenues for the foreseeable future. TWC has begun to introduce Business Class Phone, a commercial Digital Phone service, to small- and medium-sized businesses and will continue to roll out this service during the fourth quarter of 2007 in most of the systems TWC owned before and retained after the transactions with Adelphia and Comcast (the “Legacy Systems”). TWC has also been introducing this service in the systems acquired in and retained after the transactions with Adelphia and Comcast (the “Acquired Systems”) during 2007 and will continue the roll-out in the Acquired Systems during 2008.
     In November 2005, TWC and several other cable companies, together with Sprint Nextel Corporation (“Sprint”), announced the formation of a joint venture to develop integrated wireline and wireless video, data and voice services. Since 2006, TWC has offered a bundle that includes Sprint wireless service (with some unique TWC features) in some of its operating areas. Additionally, TWC is a participant in a wireless spectrum joint venture with several other cable companies (the “Wireless Joint Venture”), which, on November 29, 2006, was awarded certain advanced wireless spectrum licenses in an FCC auction.
     Some of TWC’s principal competitors, direct broadcast satellite operators and incumbent local telephone companies in particular, either offer or are making significant capital investments that will allow them to offer services that provide features and functions comparable to the video, data and/or voice services that TWC offers, and they also offer them in bundles similar to TWC’s. The availability of these bundled service offerings has intensified competition and TWC expects that competition will continue to intensify in the future as these offerings become more prevalent.
     In addition to the subscription services described above, TWC also earns revenues by selling advertising time to national, regional and local businesses.

TIME WARNER CABLE INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS
OF OPERATIONS AND FINANCIAL CONDITION—(Continued)
     As of July 31, 2006, the date the transactions with Adelphia and Comcast closed, the penetration rates for basic video, digital video and high-speed data services were generally lower in the Acquired Systems than in the Legacy Systems. Furthermore, certain advanced services were not available in some of the Acquired Systems, and an IP-based telephony service was not available in any of the Acquired Systems. To increase the penetration of these services in the Acquired Systems, TWC has undertaken a significant integration effort that includes upgrading the capacity and technical performance of these systems to levels that will allow the delivery of these advanced services and features. Such integration-related efforts are expected to be substantially complete by the end of 2007. As of September 30, 2007, Digital Phone was available to nearly 80% of the homes passed in the Acquired Systems. TWC expects the roll-out of Digital Phone service across the remainder of the Acquired Systems to be substantially complete by the end of 2007.
     Improvement in the financial and operating performance of the Acquired Systems depends in part on the completion of these initiatives and the subsequent availability of the Company’s bundled advanced services in the Acquired Systems. In addition, due to both historical and current operational and competitive challenges, the Company expects that the acquired systems located in Los Angeles, CA and Dallas, TX will continue to require more time and resources than the other acquired systems to stabilize and then meaningfully improve their financial and operating performance. As of September 30, 2007, the Los Angeles and Dallas acquired systems together served approximately 1.9 million basic video subscribers (about 50% of the basic video subscribers served by the Acquired Systems). TWC believes that by upgrading the plant and integrating the Acquired Systems into its operations, there is a significant opportunity over time to increase service penetration rates, and improve Subscription revenues and Operating Income before Depreciation and Amortization in the Acquired Systems.
Recent Developments
Time Warner’s Interest in TW NY Cable Holding Inc.
     In September 2007, Time Warner proposed to TWC that it enter into discussions regarding a transaction pursuant to which the Company’s subsidiary, TW NY Cable Holding Inc. (“TW NY Holding”), would redeem a significant portion of Time Warner’s 12.43% non-voting, equity interest in it. On September 13, 2007, the Company’s Board of Directors appointed a special committee of independent directors and authorized it to consider any proposal Time Warner may make in this regard and negotiate with Time Warner regarding the terms of such a transaction. No assurance can be given that any proposal made by Time Warner will result in an agreement for TW NY Holding to redeem a portion of Time Warner’s interest in it or, if an agreement is reached, that a redemption transaction will be consummated. In April 2005, in connection with the announcement of the Transactions (as defined below), the Company valued this interest (as if the Transactions had occurred at that time) at approximately $2.9 billion. This valuation is not necessarily indicative of the fair value of the interest as of the date of this report. If a redemption transaction takes place, the Company would expect to finance the transaction through available borrowing capacity under its existing committed revolving credit facility or by accessing the bank credit or debt capital markets. If a redemption transaction is completed, it will not change the 84% ownership interest Time Warner has in the Company’s common stock.

TIME WARNER CABLE INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS
OF OPERATIONS AND FINANCIAL CONDITION—(Continued)
Sale of Certain North Carolina Cable Systems
     The closing of the transactions with Adelphia (discussed below), which included the Company’s acquisition from Adelphia of certain cable systems in Mooresville, Cornelius, Davidson and unincorporated Mecklenburg County, North Carolina, triggered a right of first refusal under the franchise agreements covering these systems. In August 2007, the Company received notice from these municipalities (“the Consortium”) that they have exercised their right to acquire these systems. As a result, the Company expects these cable systems, serving approximately 14,000 basic video subscribers as of September 30, 2007, will be sold to the Consortium during the fourth quarter of 2007 for a purchase price of approximately $50 million. The Company does not expect the sale of these systems will have a material impact on the Company’s results of operations or cash flows.
2007 Bond Offering
     On April 9, 2007, TWC issued $5.0 billion in aggregate principal amount of senior unsecured notes and debentures (the “2007 Bond Offering”) consisting of $1.5 billion principal amount of 5.40% Notes due 2012, $2.0 billion principal amount of 5.85% Notes due 2017 and $1.5 billion principal amount of 6.55% Debentures due 2037 pursuant to Rule 144A and Regulation S under the Securities Act of 1933, as amended (the “Securities Act”). The Company used the net proceeds from this issuance to repay all of the outstanding indebtedness under its $4.0 billion three-year term loan facility and a portion of the outstanding indebtedness under its $4.0 billion five-year term loan facility. On November 5, 2007, the Company and the two subsidiaries of the Company that guarantee the Company’s obligations under the securities exchanged substantially all of the securities issued in the 2007 Bond Offering for a like aggregate principal amount of registered securities with the same terms pursuant to a registered exchange offer. See “Financial Condition and Liquidity—Debt Securities” for further details.
TKCCP Joint Venture
     As discussed further in Note 3 to the accompanying consolidated financial statements, TKCCP was a 50-50 joint venture between a consolidated subsidiary of TWC (Time Warner Entertainment-Advance/Newhouse Partnership (“TWE-A/N”)) and Comcast. On January 1, 2007, TKCCP distributed its assets to TWC and Comcast. TWC received the Kansas City Pool, which served approximately 788,000 basic video subscribers as of December 31, 2006, and Comcast received the pool of assets consisting of the Houston cable systems (the “Houston Pool”), which served approximately 795,000 basic video subscribers as of December 31, 2006. TWC began consolidating the results of the Kansas City Pool on January 1, 2007. TKCCP was formally dissolved on May 15, 2007. For accounting purposes, the Company has treated the distribution of TKCCP’s assets as a sale of the Company’s 50% equity interest in the Houston Pool and as an acquisition of Comcast’s 50% equity interest in the Kansas City Pool. As a result of the sale of the Company’s 50% equity interest in the Houston Pool, the Company recorded a pretax gain of approximately $146 million in the first quarter of 2007, which is included as a component of other income, net, in the accompanying consolidated statement of operations for the nine months ended September 30, 2007.

TIME WARNER CABLE INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS
OF OPERATIONS AND FINANCIAL CONDITION—(Continued)
Adelphia Acquisition and Related Transactions
     As discussed further in Note 3 to the accompanying consolidated financial statements, on July 31, 2006, TW NY and Comcast completed their respective acquisitions of assets comprising in the aggregate substantially all of the cable assets of Adelphia (the “Adelphia Acquisition”). Additionally, on July 31, 2006, immediately before the closing of the Adelphia Acquisition, Comcast’s interests in TWC and Time Warner Entertainment Company, L.P. (“TWE”), a subsidiary of TWC, were redeemed (the “TWC Redemption” and the “TWE Redemption,” respectively, and, collectively, the “Redemptions”). Following the Redemptions and the Adelphia Acquisition, on July 31, 2006, TW NY and Comcast swapped certain cable systems, most of which were acquired from Adelphia, in order to enhance TWC’s and Comcast’s respective geographic clusters of subscribers (the “Exchange” and, together with the Adelphia Acquisition and the Redemptions, the “Transactions”). In addition, on July 28, 2006, American Television and Communications Corporation (“ATC”), a subsidiary of Time Warner, contributed its 1% common equity interest and $2.4 billion preferred equity interest in TWE to TW NY Holding, a subsidiary of TWC and the parent of TW NY, in exchange for a 12.43% non-voting common stock interest in TW NY Holding (the “ATC Contribution”).
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
     As a result of the closing of the Transactions, TWC acquired systems with approximately 4.0 million basic video subscribers and disposed of the Transferred Systems, with approximately 0.8 million basic video subscribers, for a net gain of approximately 3.2 million basic video subscribers. As of September 30, 2007, Time Warner owned approximately 84.0% of TWC’s outstanding common stock (including 82.7% of TWC’s outstanding Class A common stock and all outstanding shares of TWC’s Class B common stock), as well as a 12.43% non-voting common stock interest in TW NY Holding. As a result of the Redemptions, Comcast no longer had an interest in TWC or TWE.
     On February 13, 2007, Adelphia’s Chapter 11 reorganization plan became effective and, under applicable securities law regulations and provisions of the U.S. bankruptcy code, TWC became a public company subject to the requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Under the terms of the reorganization plan, most of the 155,913,430 shares of TWC’s Class A common stock that Adelphia received in the Adelphia Acquisition (representing approximately 16% of TWC’s outstanding common stock) are being distributed to Adelphia’s creditors. As of September 30, 2007, approximately 96% of these shares of Class A common stock had been distributed to Adelphia’s creditors. The remaining shares are expected to be distributed during the coming months as the remaining disputes are resolved by the bankruptcy court. On March 1, 2007, TWC’s Class A common stock began trading on the New York Stock Exchange under the symbol “TWC” (Note 3).

TIME WARNER CABLE INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS
OF OPERATIONS AND FINANCIAL CONDITION—(Continued)
FINANCIAL STATEMENT PRESENTATION
Revenues
     The Company’s revenues consist of Subscription and Advertising revenues. Subscription revenues consist of revenues from video, high-speed data and voice services.
     Video revenues include monthly fees for basic, standard and digital services from both residential and commercial subscribers, together with charges for premium programming and subscription-video-on-demand services and related equipment rental charges, including charges for set-top boxes. Video revenues also include installation, pay-per-view and video-on-demand charges and franchise fees collected on behalf of local franchising authorities. Several ancillary items are also included within video revenues, such as commissions earned on the sale of merchandise by home shopping services and rental income earned on the leasing of antenna attachments on the Company’s transmission towers. In each period presented, these ancillary items constitute less than 2% of video revenues.
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
     Voice revenues include monthly subscriber fees principally from voice subscribers, including Digital Phone subscribers and approximately 43,000 circuit-switched subscribers (as of September 30, 2007) acquired from Comcast in the Exchange, along with related installation charges. TWC continues to provide traditional, circuit-switched services to some of those subscribers, but is in the process of discontinuing the circuit-switched offering in accordance with regulatory requirements. In those areas where the circuit-switched offering is discontinued, Digital Phone is the only voice service TWC provides.
     Advertising revenues include the fees charged to local, regional and national advertising customers for advertising placed on the Company’s video and high-speed data services. Nearly all Advertising revenues are attributable to the Company’s video service.
Costs and Expenses
     Costs of revenues include: video programming costs (including fees paid to the programming vendors net of certain amounts received from the vendors); high-speed data connectivity costs; Digital Phone network costs; other service-related expenses, including non-administrative labor costs directly associated with the delivery of services to subscribers; maintenance of the Company’s delivery systems; franchise fees; and other related costs. The Company’s programming agreements are generally multi-year agreements that provide for the Company to make payments to the programming vendors at agreed upon rates based on the number of subscribers to which the Company provides the service.
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

TIME WARNER CABLE INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS
OF OPERATIONS AND FINANCIAL CONDITION—(Continued)
Use of Operating Income before Depreciation and Amortization and Free Cash Flow
     Operating Income before Depreciation and Amortization (“OIBDA”) is a financial measure not calculated and presented in accordance with U.S. generally accepted accounting principles (“GAAP”). The Company defines OIBDA as Operating Income before depreciation of tangible assets and amortization of intangible assets. Management utilizes OIBDA, among other measures, in evaluating the performance of the Company’s business because OIBDA eliminates the uneven effect across its business of considerable amounts of depreciation of tangible assets and amortization of intangible assets recognized in business combinations. Additionally, management utilizes OIBDA because it believes this measure provides valuable insight into the underlying performance of the Company’s individual cable systems by removing the effects of items that are not within the control of local personnel charged with managing these systems such as income tax provision, other income (expense), net, minority interest expense, net, income from equity investments, net, and interest expense, net. In this regard, OIBDA is a significant measure used in the Company’s annual incentive compensation programs. OIBDA also is a metric used by the Company’s parent, Time Warner, to evaluate the Company’s performance and is an important measure in the Time Warner reportable segment disclosures. A limitation of this measure, however, is that it does not reflect the periodic costs of certain capitalized tangible and intangible assets used in generating revenues in the Company’s business. To compensate for this limitation, management evaluates the investments in such tangible and intangible assets through other financial measures, such as capital expenditure budget variances, investment spending levels and return on capital analyses. Another limitation of this measure is that it does not reflect the significant costs borne by the Company for income taxes, debt servicing costs, the share of OIBDA related to the minority ownership, the results of the Company’s equity investments or other non-operational income or expense. Management compensates for this limitation through other financial measures such as a review of net income and earnings per share.
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
Reclassifications
     Certain reclassifications have been made to the prior year’s financial information to conform to the September 30, 2007 presentation.
Recent Accounting Standards
Accounting for Sabbatical Leave and Other Similar Benefits
     On January 1, 2007, the Company adopted the provisions of Emerging Issues Task Force (“EITF”) Issue No. 06-02, Accounting for Sabbatical Leave and Other Similar Benefits (“EITF 06-02”), related to certain sabbatical leave and other employment arrangements that are similar to a sabbatical leave. EITF 06-02 provides that an employee’s right to a compensated absence under a sabbatical leave or similar benefit arrangement in which the employee is not required to perform any duties during the absence is an accumulating benefit. Therefore, such arrangements should be accounted for as a liability with the cost recognized over the service period during which the employee earns the benefit. Adoption of this guidance resulted in a decrease in retained earnings of $62 million ($37 million, net of tax) on January 1, 2007. The resulting change in the accrual for the nine months ended September 30, 2007 was not material.
Accounting for Uncertainty in Income Taxes
     On January 1, 2007, the Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 (“FIN 48”), which clarifies the accounting for uncertainty in income tax positions. This interpretation requires the Company to recognize in the consolidated financial statements those tax positions determined to be more likely than not of being sustained upon examination, based on the technical merits of the positions. Upon adoption, the Company recognized a $3 million reduction of previously recorded tax reserves, which was accounted for as an increase to the retained earnings balance as of January 1, 2007.

TIME WARNER CABLE INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS
OF OPERATIONS AND FINANCIAL CONDITION—(Continued)
Three and Nine Months Ended September 30, 2007 Compared to Three and Nine Months Ended September 30, 2006
     As previously noted under “Recent Developments,” on July 31, 2006, the Company completed the Transactions and began consolidating the results of the Acquired Systems. Additionally, on January 1, 2007, the Company began consolidating the results of the Kansas City Pool. Accordingly, the operating results for the three and nine months ended September 30, 2007 include the results for the Legacy Systems, the Acquired Systems and the Kansas City Pool for the full three- and nine-month periods, and the operating results for the three and nine months ended September 30, 2006 include the results of the Legacy Systems for the full three- and nine-month periods and the Acquired Systems for only the two months following the closing of the Transactions and do not include the results of the Kansas City Pool. The impact of the incremental one month and seven months of revenues and expenses of the Acquired Systems on the results for the three and nine months ended September 30, 2007, respectively, is referred to as the “impact of the Acquired Systems” in this report.
     Revenues. Revenues by major category were as follows (in millions):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2007	2006	% Change	2007	2006	% Change

Subscription:
Video	$2,530	$2,090	21%	$7,613	$5,289	44%
High-speed data	942	745	26%	2,760	1,914	44%
Voice	308	196	57%	857	493	74%

Total Subscription	3,780	3,031	25%	11,230	7,696	46%
Advertising	221	178	24%	636	420	51%

Total	$4,001	$3,209	25%	$11,866	$8,116	46%

     Revenues, including the components of Subscription revenues, for the Legacy Systems, the Acquired Systems, the Kansas City Pool and the Total Systems were as follows (in millions):

	Three Months Ended
	September 30, 2007				September 30, 2006
	Legacy	Acquired	Kansas	Total	Legacy	Acquired	Total
	Systems	Systems	City Pool	Systems	Systems	Systems(a)	Systems

Subscription:
Video	$1,705	$689	$136	$2,530	$1,623	$467	$2,090
High-speed data	679	212	51	942	616	129	745
Voice	260	26	22	308	184	12	196

Total Subscription	2,644	927	209	3,780	2,423	608	3,031
Advertising	144	71	6	221	132	46	178

Total	$2,788	$998	$215	$4,001	$2,555	$654	$3,209

(a)	Amounts reflect revenues for the Acquired Systems for the two months following the closing of the Transactions.

TIME WARNER CABLE INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS
OF OPERATIONS AND FINANCIAL CONDITION—(Continued)

	Nine Months Ended
	September 30, 2007				September 30, 2006
	Legacy	Acquired	Kansas	Total	Legacy	Acquired	Total
	Systems	Systems	City Pool	Systems	Systems	Systems(a)	Systems

Subscription:
Video	$5,108	$2,096	$409	$7,613	$4,822	$467	$5,289
High-speed data	1,993	616	151	2,760	1,785	129	1,914
Voice	735	60	62	857	481	12	493

Total Subscription	7,836	2,772	622	11,230	7,088	608	7,696
Advertising	401	211	24	636	374	46	420

Total	$8,237	$2,983	$646	$11,866	$7,462	$654	$8,116

(a)	Amounts reflect revenues for the Acquired Systems for the two months following the closing of the Transactions.
     Subscriber numbers were as follows (in thousands):

	Consolidated Subscribers(a)			Managed Subscribers(a)
	as of September 30,			as of September 30,
	2007	2006	% Change	2007	2006	% Change

Basic video(b)	13,308	12,643	5%	13,308	13,425	(1%)
Digital video(c)	7,860	6,700	17%	7,860	7,024	12%
Residential high-speed data(d)	7,412	6,041	23%	7,412	6,398	16%
Commercial high-speed data(d)	272	218	25%	272	234	16%
Digital Phone(e)	2,610	1,524	71%	2,610	1,649	58%

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
(e)
Digital Phone subscriber numbers reflect billable subscribers who receive IP-based telephony service. Digital Phone subscribers exclude subscribers acquired from Comcast in the Exchange who receive traditional, circuit-switched telephone service (which totaled approximately 43,000 and 122,000 subscribers as of September 30, 2007 and 2006, respectively).

     Subscription revenues increased for the three and nine months ended September 30, 2007 as a result of increases in video, high-speed data and voice revenues. The increase in video revenues was primarily due to the impact of the Acquired Systems, the consolidation of the Kansas City Pool, the continued penetration of digital video services and video price increases. Aggregate revenues associated with the Company’s digital video services, including digital tiers, digital pay channels, pay-per-view, video-on-demand, subscription-video-on-demand and digital video recorders, increased 27% to $587 million for the three months ended September 30, 2007 from $464 million for the three months ended September 30, 2006, and increased 53% to $1.759 billion for the nine months ended September 30, 2007 from $1.153 billion for the nine months ended September 30, 2006.
     High-speed data revenues for the three and nine months ended September 30, 2007 increased primarily due to the impact of the Acquired Systems, the consolidation of the Kansas City Pool and growth in high-speed data subscribers. Commercial high-speed data revenues increased to $111 million for the three months ended September 30, 2007 from $83 million for the three months ended September 30, 2006, and increased to $318 million for the nine months ended September 30, 2007 from $227 million for the nine months ended September 30, 2006. Strong growth rates for high-speed data service revenues are expected to continue during the fourth quarter of 2007.

TIME WARNER CABLE INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS
OF OPERATIONS AND FINANCIAL CONDITION—(Continued)
     The increase in voice revenues for the three and nine months ended September 30, 2007 was primarily due to growth in Digital Phone subscribers and the consolidation of the Kansas City Pool. Voice revenues for the Acquired Systems also included revenues associated with subscribers acquired from Comcast who received traditional, circuit-switched telephone service of $8 million and $33 million for the three and nine months ended September 30, 2007, respectively, and $12 million for both the three and nine months ended September 30, 2006. Strong growth rates for voice revenues are expected to continue during the fourth quarter of 2007.
     Average monthly subscription revenue (which includes video, high-speed data and voice revenues) per basic video subscriber (“subscription ARPU”) increased 6% to approximately $95 for the three months ended September 30, 2007 from approximately $90 for the three months ended September 30, 2006, and increased 3% to approximately $93 for the nine months ended September 30, 2007 from approximately $90 for the nine months ended September 30, 2006. These increases were primarily a result of the increased penetration of advanced services (including digital video, high-speed data and Digital Phone) in the Legacy Systems and higher video prices, as discussed above, partially offset by lower penetration of advanced services in both the Acquired Systems and the Kansas City Pool as compared to the Legacy Systems.
     For the three months ended September 30, 2007, Advertising revenues increased due to a $36 million increase in local advertising and a $7 million increase in national advertising. For the nine months ended September 30, 2007, Advertising revenues increased due to a $187 million increase in local advertising and a $29 million increase in national advertising. These increases were primarily due to the impact of the Acquired Systems and, to a lesser extent, growth in the Legacy Systems and the consolidation of the Kansas City Pool.
     Costs of revenues. The major components of costs of revenues were as follows (in millions):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2007	2006	% Change	2007	2006	% Change

Video programming	$881	$708	24%	$2,643	$1,749	51%
Employee	546	423	29%	1,624	1,028	58%
High-speed data	42	45	(7%)	125	115	9%
Voice	115	86	34%	338	217	56%
Other	306	233	31%	915	588	56%

Total	$1,890	$1,495	26%	$5,645	$3,697	53%

     For the three and nine months ended September 30, 2007, costs of revenues increased 26% and 53%, respectively, and, as a percentage of revenues, were 47% and 48% for the three and nine months ended September 30, 2007, respectively, compared to 47% and 46% for the three and nine months ended September 30, 2006, respectively. The increases in costs of revenues were primarily related to the impact of the Acquired Systems and the consolidation of the Kansas City Pool, as well as increases in video programming, employee, voice and other costs. The increase in costs of revenues as a percentage of revenues for the nine months ended September 30, 2007 reflects lower margins in the Acquired Systems.

TIME WARNER CABLE INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS
OF OPERATIONS AND FINANCIAL CONDITION—(Continued)
     Video programming costs for the Legacy Systems, the Acquired Systems, the Kansas City Pool and the Total Systems were as follows for the three and nine months ended September 30, 2007 and 2006 (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

Video programming costs:
Legacy Systems	$576	$540	$1,724	$1,581
Acquired Systems(a)	254	168	767	168
Kansas City Pool	51	—	152	—

Total Systems	$881	$708	$2,643	$1,749

(a)	2006 amounts reflect video programming costs for the Acquired Systems for the two months following the closing of the Transactions.
     The increase in video programming costs was due primarily to the impact of the Acquired Systems and the consolidation of the Kansas City Pool, as well as contractual rate increases and the expansion of service offerings. Average per subscriber programming costs increased 6% to $22.03 per month for the three months ended September 30, 2007 from $20.77 per month for the three months ended September 30, 2006. Average per subscriber programming costs increased 8% to $21.94 per month for the nine months ended September 30, 2007 from $20.30 per month for the nine months ended September 30, 2006.
     Employee costs for the three and nine months ended September 30, 2007 increased primarily due to the impact of the Acquired Systems, the consolidation of the Kansas City Pool, higher headcount resulting from the continued roll-out of advanced services and salary increases. Additionally, employee costs for the nine months ended September 30, 2006 included a benefit of approximately $16 million (with an additional benefit of approximately $5 million included in selling, general and administrative expenses) due to changes in estimates related to prior period medical benefit accruals.
     High-speed data service costs consist of the direct costs associated with the delivery of high-speed data services, including network connectivity costs, and certain other costs. High-speed data service costs decreased for the three months ended September 30, 2007 due to a decrease in per subscriber connectivity costs, offset partially by the impact of the Acquired Systems, the consolidation of the Kansas City Pool and subscriber growth. High-speed data service costs increased for the nine months ended September 30, 2007 due to the impact of the Acquired Systems, the consolidation of the Kansas City Pool and subscriber growth, offset partially by a decrease in per subscriber connectivity costs.
     Voice costs consist of the direct costs associated with the delivery of voice services, including network connectivity costs. Voice costs increased for the three and nine months ended September 30, 2007 primarily due to growth in Digital Phone subscribers and the consolidation of the Kansas City Pool, offset partially by a decline in per subscriber connectivity costs.
     Other costs increased primarily due to the impact of the Acquired Systems and the consolidation of the Kansas City Pool, as well as certain other increases in costs associated with the continued roll-out of advanced services. In addition, other costs for the nine months ended September 30, 2006 included a benefit of $10 million related to third-party maintenance support payment fees, reflecting the resolution of terms with an equipment vendor.

TIME WARNER CABLE INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS
OF OPERATIONS AND FINANCIAL CONDITION—(Continued)
     Selling, general and administrative expenses. The major components of selling, general and administrative expenses were as follows (in millions):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2007	2006	% Change	2007	2006	% Change

Employee	$257	$231	11%	$803	$631	27%
Marketing	126	102	24%	381	268	42%
Other	296	240	23%	838	557	50%

Total	$679	$573	18%	$2,022	$1,456	39%

     For the three and nine months ended September 30, 2007, selling, general and administrative expenses increased as a result of higher employee, marketing and other costs. For the three and nine months ended September 30, 2007, employee costs increased primarily due to the impact of the Acquired Systems, the consolidation of the Kansas City Pool, increased headcount resulting from the continued roll-out of advanced services and salary increases. Marketing costs for the three and nine months ended September 30, 2007 increased as a result of the Acquired Systems and higher marketing costs associated with the continued roll-out of advanced services. Other costs for the three and nine months ended September 30, 2007 increased primarily due to the impact of the Acquired Systems, the consolidation of the Kansas City Pool and increases in administrative costs associated with the increase in headcount discussed above. Other costs for the nine months ended September 30, 2006 also included an $11 million charge (with an additional $2 million charge included in costs of revenues) reflecting an adjustment to prior period facility rent expense.
     Merger-related and restructuring costs. The Company expensed non-capitalizable merger-related costs associated with the Transactions of $3 million and $10 million for the three and nine months ended September 30, 2007, respectively, and $18 million and $29 million for the three and nine months ended September 30, 2006, respectively. In addition, the results included restructuring costs of $1 million and $10 million for the three and nine months ended September 30, 2007, respectively, and $4 million and $14 million for the three and nine months ended September 30, 2006, respectively.

TIME WARNER CABLE INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS
OF OPERATIONS AND FINANCIAL CONDITION—(Continued)
     Reconciliation of Operating Income to OIBDA. The following table reconciles Operating Income to OIBDA. In addition, the table provides the components from Operating Income to net income for purposes of the discussions that follow (in millions):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2007	2006	% Change	2007	2006	% Change

Net income	$248	$1,180	(79%)	$796	$1,710	(53%)
Discontinued operations, net of tax	—	(954)	(100%)	—	(1,018)	(100%)
Cumulative effect of accounting change, net of tax	—	—	NM	—	(2)	(100%)

Income before discontinued operations and cumulative effect of accounting change	248	226	10%	796	690	15%
Income tax provision	166	145	14%	525	452	16%

Income before income taxes, discontinued operations and cumulative effect of accounting change	414	371	12%	1,321	1,142	16%
Interest expense, net	227	186	22%	681	411	66%
(Income) loss from equity investments, net	3	(37)	(108%)	(4)	(79)	(95%)
Minority interest expense, net	38	30	27%	117	73	60%
Other income, net	(1)	—	NM	(144)	(1)	NM

Operating Income	681	550	24%	1,971	1,546	27%
Depreciation	683	513	33%	2,001	1,281	56%
Amortization	64	56	14%	207	93	123%

OIBDA	$1,428	$1,119	28%	$4,179	$2,920	43%

NM—Not meaningful.
     OIBDA. OIBDA increased for the three and nine months ended September 30, 2007 principally due to revenue growth, partially offset by higher costs of revenues and selling, general and administrative expenses, as discussed above.
     Depreciation expense. Depreciation expense increased for the three and nine months ended September 30, 2007 primarily due to the impact of the Acquired Systems, the consolidation of the Kansas City Pool and demand-driven increases in recent years of purchases of customer premise equipment.
     Amortization expense. Amortization expense increased for the three and nine months ended September 30, 2007 primarily as a result of the amortization of intangible assets related to customer relationships associated with the Acquired Systems. This was partially offset by a decrease due to the absence during the second and third quarters of 2007 of amortization expense associated with customer relationships recorded in connection with the restructuring of TWE in 2003 that were fully amortized at the end of the first quarter of 2007.
     Operating Income. Operating Income increased for the three and nine months ended September 30, 2007 primarily due to the increase in OIBDA, partially offset by increases in both depreciation and amortization expense, as discussed above.
     The Company anticipates that OIBDA and Operating Income will continue to increase during the fourth quarter of 2007 as compared to the fourth quarter of 2006, although the full year rate of growth is expected to be lower than that experienced during the nine months ended September 30, 2007 because the last five months of 2006 included contributions from the Acquired Systems.

TIME WARNER CABLE INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS
OF OPERATIONS AND FINANCIAL CONDITION—(Continued)
     Interest expense, net. Interest expense, net, increased for the three and nine months ended September 30, 2007 primarily due to an increase in long-term debt and mandatorily redeemable preferred membership units issued by a subsidiary in connection with the Transactions, partially offset by a decrease in mandatorily redeemable preferred equity issued by a subsidiary as a result of the ATC Contribution.
     (Income) loss from equity investments, net. The change in (income) loss from equity investments, net, for the three and nine months ended September 30, 2007 was primarily due to the Company no longer treating TKCCP as an equity method investment. Refer to “Overview—Recent Developments—TKCCP Joint Venture” for additional information.
     Minority interest expense, net. Minority interest expense, net, increased for the three and nine months ended September 30, 2007, primarily reflecting the change in the ownership structure of the Company and TWE as a result of the ATC Contribution and the Redemptions.
     Other income, net. During the nine months ended September 30, 2007, the Company recorded a pretax gain of approximately $146 million as a result of the distribution of TKCCP’s assets, which was treated as a sale of the Company’s 50% equity interest in the Houston Pool. Refer to “Overview—Recent Developments—TKCCP Joint Venture” for additional information.
     Income tax provision. TWC’s income tax provision has been prepared as if the Company operated as a stand-alone taxpayer for all periods presented. For the three months ended September 30, 2007 and 2006, the Company recorded income tax provisions of $166 million and $145 million, respectively. For the nine months ended September 30, 2007 and 2006, the Company recorded income tax provisions of $525 million and $452 million, respectively. The effective tax rate was approximately 40% for both the three and nine months ended September 30, 2007 and approximately 39% and 40% for the three and nine months ended September 30, 2006, respectively.
     Income before discontinued operations and cumulative effect of accounting change. Income before discontinued operations and cumulative effect of accounting change was $248 million and $796 million for the three and nine months ended September 30, 2007, respectively, compared to $226 million and $690 million for the three and nine months ended September 30, 2006, respectively. Basic and diluted income per common share before discontinued operations and cumulative effect of accounting change were $0.25 and $0.81 for the three and nine months ended September 30, 2007, respectively, compared to $0.23 and $0.69 for the three and nine months ended September 30, 2006, respectively. For the three months ended September 30, 2007, the increases were primarily due to an increase in Operating Income, partially offset by increases in interest expense, net and income tax provision and a decrease in income from equity investments, net. For the nine months ended September 30, 2007, the increases were due to an increase in Operating Income and other income, net, partially offset by increases in interest expense, net, income tax provision and minority interest expense, net, and a decrease in income from equity investments, net.
     Discontinued operations, net of tax. Discontinued operations, net of tax, reflect the impact of treating the Transferred Systems as discontinued operations. For the three and nine months ended September 30, 2006, the Company recognized pretax income applicable to these systems of $158 million ($954 million, net of a tax benefit) and $265 million ($1.018 billion, net of a tax benefit), respectively. Included in the results for the three and nine months ended September 30, 2006 were a pretax gain of approximately $145 million on the Transferred Systems and a tax benefit of approximately $804 million, comprised of a tax benefit of $817 million on the Redemptions, partially offset by a provision of $13 million on the Exchange. The tax benefit of $817 million resulted primarily from the reversal of historical deferred tax liabilities that had existed on systems transferred to Comcast in the TWC Redemption. The TWC Redemption was designed to qualify as a tax-free split-off under section 355 of the Internal Revenue Code of 1986, as amended, and, as a result, such liabilities were no longer required. However, if the Internal Revenue Service were successful in challenging the tax-free characterization of the TWC Redemption, an additional cash liability on account of taxes of up to an estimated $900 million could become payable by the Company.

TIME WARNER CABLE INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS
OF OPERATIONS AND FINANCIAL CONDITION—(Continued)
     Cumulative effect of accounting change, net of tax. For the nine months ended September 30, 2006, the Company recorded a benefit of $2 million, net of tax, as the cumulative effect of a change in accounting principle upon the adoption of FAS 123R to recognize the effect of estimating the number of Time Warner equity-based awards granted to TWC employees prior to January 1, 2006 that are not ultimately expected to vest.
     Net income and net income per common share. Net income was $248 million for the three months ended September 30, 2007 compared to $1.180 billion for the three months ended September 30, 2006. Basic and diluted net income per common share were $0.25 for the three months ended September 30, 2007 compared to $1.20 for the three months ended September 30, 2006. Net income was $796 million for the nine months ended September 30, 2007 compared to $1.710 billion for the nine months ended September 30, 2006. Basic and diluted net income per common share were $0.81 for the nine months ended September 30, 2007 compared to $1.72 for the nine months ended September 30, 2006.
FINANCIAL CONDITION AND LIQUIDITY
Current Financial Condition
     Management believes that cash generated by or available to TWC should be sufficient to fund its capital and liquidity needs for the foreseeable future. TWC’s sources of cash include cash provided by operating activities, cash and equivalents on hand, available borrowing capacity under its committed credit facilities and commercial paper program and access to the capital markets. TWC’s unused committed available funds were $3.557 billion as of September 30, 2007, including $511 million in cash and equivalents and $3.046 billion of available borrowing capacity under the Company’s $6.0 billion senior unsecured five-year revolving credit facility.
     As of September 30, 2007, the Company had $14.179 billion of debt, $511 million of cash and equivalents (net debt of $13.668 billion, defined as total debt less cash and equivalents), $300 million of mandatorily redeemable non-voting Series A Preferred Membership Units issued by TW NY in connection with the Adelphia Acquisition (the “TW NY Series A Preferred Membership Units”) and $24.400 billion of shareholders’ equity. As of December 31, 2006, the Company had $14.432 billion of debt, $51 million of cash and equivalents (net debt of $14.381 billion), $300 million of TW NY Series A Preferred Membership Units and $23.564 billion of shareholders’ equity.
     The following table shows the significant items contributing to the decrease in net debt from December 31, 2006 to September 30, 2007 (in millions):

Balance as of December 31, 2006(a)	$14,381
Cash provided by operating activities	(3,253)
Capital expenditures from continuing operations	2,415
All other, net	125

Balance as of September 30, 2007(a)	$13,668

(a)	Includes an unamortized fair value adjustment of $130 million and $140 million as of September 30, 2007 and December 31, 2006, respectively.

TIME WARNER CABLE INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS
OF OPERATIONS AND FINANCIAL CONDITION—(Continued)
Cash Flows
     Cash and equivalents increased by $460 million for the nine months ended September 30, 2007 and decreased by $12 million for the nine months ended September 30, 2006. Components of these changes are discussed below in more detail.
Operating Activities
     Details of cash provided by operating activities are as follows (in millions):

	Nine Months Ended September 30,
	2007	2006

OIBDA	$4,179	$2,920
Net interest payments(a)	(610)	(455)
Net income taxes paid(b)	(199)	(269)
Noncash equity-based compensation	49	27
Net cash flows from discontinued operations(c)	43	89
Merger-related and restructuring payments, net of accruals(d)	(10)	(8)
All other, net, including working capital changes	(199)	257

Cash provided by operating activities	$3,253	$2,561

(a)	Includes interest income received of $7 million and $3 million for the nine months ended September 30, 2007 and 2006, respectively.
(b)	Includes income tax refunds received of $6 million and $4 million for the nine months ended September 30, 2007 and 2006, respectively.
(c)
Reflects net income from discontinued operations of $1.018 billion for the nine months ended September 30, 2006 (none for the nine months ended September 30, 2007), as well as noncash gains and expenses and working capital-related adjustments of $43 million and $(929) million for the nine months ended September 30, 2007 and 2006, respectively.

(d)	Includes payments for merger-related and restructuring costs and payments for certain other merger-related liabilities, net of accruals.
     Cash provided by operating activities increased from $2.561 billion for the nine months ended September 30, 2006 to $3.253 billion for the nine months ended September 30, 2007. This increase was primarily related to an increase in OIBDA (due to revenue growth, partially offset by increases in costs of revenues and selling, general and administrative expenses, as described above) and a decrease in net income taxes paid (primarily as a result of the timing of tax-related payments to Time Warner under the Company’s tax sharing arrangement, as well as tax benefits related to the Transactions), which were partially offset by an increase in working capital requirements, an increase in net interest payments reflecting the increase in debt levels attributable to the Transactions and a decrease in cash relating to discontinued operations. The increase in working capital requirements was primarily due to the timing of payments and collections of accounts receivable.

TIME WARNER CABLE INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS
OF OPERATIONS AND FINANCIAL CONDITION—(Continued)
Investing Activities
     Details of cash used by investing activities are as follows (in millions):

	Nine Months Ended September 30,
	2007	2006

Investments and acquisitions, net of cash acquired and distributions received:
Distributions received from an investee	$47	$—
Adelphia Acquisition and the Exchange(a)	(25)	(9,065)
Wireless Joint Venture(b)	(30)	(182)
Redemption of Comcast’s interest in TWE	—	(147)
All other	(32)	(47)
Capital expenditures from continuing operations	(2,415)	(1,720)
Capital expenditures from discontinued operations	—	(56)
Proceeds from disposal of property, plant and equipment	7	6

Cash used by investing activities	$(2,448)	$(11,211)

(a)
Included in the cash used for the Adelphia Acquisition and the Exchange for the nine months ended September 30, 2006 is cash paid at closing of $8.935 billion, a contractual closing adjustment of $67 million and other transaction-related costs of $63 million. Cash used for the Adelphia Acquisition and the Exchange for the nine months ended September 30, 2007 primarily represents additional transaction-related costs.

(b)
Cash used for the Wireless Joint Venture for the nine months ended September 30, 2006 represents a deposit that the Company paid in July 2006 related to its investment in the Wireless Joint Venture. Included in the cash used for the Wireless Joint Venture for the nine months ended September 30, 2007 is a contribution of $28 million to the Wireless Joint Venture to fund the Company’s share of a payment to Sprint to purchase Sprint’s interest in the Wireless Joint Venture for an amount equal to Sprint’s capital contributions. Under certain circumstances, the remaining members have the ability to exit the Wireless Joint Venture and receive from the Wireless Joint Venture, subject to certain limitations and adjustments, advanced wireless spectrum licenses covering their operating areas.

     Cash used by investing activities decreased from $11.211 billion for the nine months ended September 30, 2006 to $2.448 billion for the nine months ended September 30, 2007. This decrease was principally due to payments associated with the Transactions, which closed on July 31, 2006, a decrease in investment spending related to the Company’s investment in the Wireless Joint Venture and an increase in net cash received from investments, which included distributions received from Sterling Entertainment Enterprises, LLC (dba SportsNet New York), an equity method investee, as well as a decrease in capital expenditures from discontinued operations. This decrease was partially offset by an increase in capital expenditures from continuing operations, driven by the Acquired Systems, as well as the continued roll-out of advanced digital services in the Legacy Systems.

TIME WARNER CABLE INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS
OF OPERATIONS AND FINANCIAL CONDITION—(Continued)
     TWC’s capital expenditures from continuing operations included the following major categories (in millions):

	Nine Months Ended September 30,
	2007	2006

Customer premise equipment(a)	$1,126	$782
Scalable infrastructure(b)	378	296
Line extensions(c)	261	195
Upgrades/rebuilds(d)	213	83
Support capital(e)	437	364

Total capital expenditures	$2,415	$1,720

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

(b)
Represents costs incurred in the purchase and installation of equipment that controls signal reception, processing and transmission throughout TWC’s distribution network, as well as controls and communicates with the equipment residing at a customer’s home or business. Also included in scalable infrastructure is certain equipment necessary for content aggregation and distribution (video-on-demand equipment) and equipment necessary to provide certain video, high-speed data and Digital Phone service features (voicemail, e-mail, etc.).

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

     TWC incurs expenditures associated with the construction of its cable systems. Costs associated with the construction of the cable transmission and distribution facilities and new cable service installations are capitalized. TWC generally capitalizes expenditures for tangible fixed assets having a useful life of greater than one year. Capitalized costs include direct material, labor and overhead and interest. Sales and marketing costs, as well as the costs of repairing or maintaining existing fixed assets, are expensed as incurred. With respect to certain customer premise equipment, which includes set-top boxes and high-speed data and telephone cable modems, TWC capitalizes installation charges only upon the initial deployment of these assets. All costs incurred in subsequent disconnects and reconnects are expensed as incurred. Depreciation on these assets is provided, generally using the straight-line method, over their estimated useful lives. For set-top boxes and modems, the useful life is 3 to 5 years, and, for distribution plant, the useful life is up to 16 years.
     In connection with the Transactions, TW NY acquired significant amounts of property, plant and equipment, which were recorded at their estimated fair values. The remaining useful lives assigned to such assets were generally shorter than the useful lives assigned to comparable new assets, to reflect the age, condition and intended use of the acquired property, plant and equipment.
     As a result of the Transactions, the Company has made significant capital expenditures and anticipates making additional capital expenditures related to the continued integration of the Acquired Systems, including improvements to plant and technical performance and upgrading system capacity to allow the Company to offer its advanced services and features in the Acquired Systems. Through December 31, 2006, TWC incurred approximately $200 million of such expenditures, and the Company estimates that it will incur additional expenditures of approximately $200 million during 2007 (including approximately $140 million incurred during the nine months ended September 30, 2007). TWC expects that these upgrades will be substantially complete by the end of 2007. TWC does not believe that these expenditures will have a material negative impact on its liquidity or capital resources.

TIME WARNER CABLE INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS
OF OPERATIONS AND FINANCIAL CONDITION—(Continued)
Financing Activities
     Details of cash provided (used) by financing activities are as follows (in millions):

	Nine Months Ended September 30,
	2007	2006

Borrowings (repayments), net(a)	$(1,029)	$315
Borrowings(b)	7,683	9,900
Repayments(b)	(6,921)	—
Issuance of TW NY Series A Preferred Membership Units	—	300
Redemption of Comcast’s interest in TWC	—	(1,857)
Excess tax benefit from exercise of stock options	6	—
Principal payments on capital leases	(3)	—
Distributions to owners, net(c)	(20)	(20)
Other financing activities	(61)	—

Cash provided (used) by financing activities	$(345)	$8,638

(a)
Borrowings (repayments), net, reflects borrowings under the Company’s commercial paper program with original maturities of three months or less, net of repayments of such borrowings. Borrowings (repayments), net, also includes $28 million and $13 million of debt issuance costs for the nine months ended September 30, 2007 and 2006, respectively.

(b)	Represents borrowing and repayments related to debt instruments with original maturities greater than three months.
(c)	Distributions to owners, net, represents partnership tax distributions and stock option distributions.
     Cash used by financing activities was $345 million for the nine months ended September 30, 2007 compared to cash provided by financing activities of $8.638 billion for the nine months ended September 30, 2006. Cash used by financing activities for the nine months ended September 30, 2007 included net repayments under the Company’s debt obligations and payments for other financing activities, while cash provided by financing activities for the nine months ended September 30, 2006 included significant net borrowings primarily associated with the financing of the Transactions and the issuance of the TW NY Series A Membership Units in connection with the Transactions, net of cash used in the TWC Redemption on July 31, 2006.
Free Cash Flow
     Reconciliation of Cash provided by operating activities to Free Cash Flow. The following table reconciles Cash provided by operating activities to Free Cash Flow (in millions):

	Nine Months Ended September 30,
	2007	2006

Cash provided by operating activities	$3,253	$2,561
Reconciling items:
Discontinued operations, net of tax	—	(1,018)
Adjustments relating to the operating cash flow of discontinued operations	(43)	929

Cash provided by continuing operating activities	3,210	2,472
Add: Excess tax benefit from exercise of stock options	6	—
Less:
Capital expenditures from continuing operations	(2,415)	(1,720)
Partnership tax distributions, stock option distributions and principal payments on capital leases of continuing operations	(23)	(20)

Free Cash Flow	$778	$732

     Free Cash Flow increased from $732 million for the nine months ended September 30, 2006 to $778 million for the nine months ended September 30, 2007 primarily as a result of an increase in cash provided by continuing operating activities, partially offset by an increase in capital expenditures from continuing operations, as discussed above.

TIME WARNER CABLE INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS
OF OPERATIONS AND FINANCIAL CONDITION—(Continued)
Outstanding Debt and Mandatorily Redeemable Preferred Equity and Available Financial Capacity
     Debt and mandatorily redeemable preferred equity as of September 30, 2007 and December 31, 2006 were as follows:

	Interest Rate at		Outstanding Balance as of
	September 30, 2007	Maturity	September 30, 2007		December 31, 2006
			(in millions)

Bank credit agreements and commercial paper program(a)(b)	5.725%(c)	2011	$5,855		$11,077
TWE notes and debentures(d)(e)	7.250%(f)	2008	601		602
	10.150%(f)	2012	268		271
	8.875%(f)	2012	366		369
	8.375%(f)	2023	1,041		1,043
	8.375%(f)	2033	1,054		1,055
TWC notes and debentures	5.400%(g)	2012	1,497		—
	5.850%(g)	2017	1,996		—
	6.550%(g)	2037	1,491		—
TW NY Series A Preferred Membership Units	8.210%	2013	300		300
Capital leases and other			10	(h)	15	(h)

Total			$14,479		$14,732

(a)
Unused capacity, which included $511 million and $51 million in cash and equivalents as of September 30, 2007 and December 31, 2006, respectively, totaled $3.557 billion and $2.798 billion as of September 30, 2007 and December 31, 2006, respectively. Unused capacity as of September 30, 2007 and December 31, 2006 reflected a reduction of $135 million and $159 million, respectively, for outstanding letters of credit backed by the Cable Revolving Facility, as defined below.

(b)	Outstanding balance amounts excluded an unamortized discount on commercial paper of $8 million and $17 million as of September 30, 2007 and December 31, 2006, respectively.
(c)	Rate represents a weighted-average interest rate.
(d)	Amounts included an unamortized fair value adjustment of $130 million and $140 million as of September 30, 2007 and December 31, 2006, respectively.
(e)
As of September 30, 2007, the Company has classified $601 million of TWE debentures due within the next twelve months as long-term in the accompanying consolidated balance sheet to reflect management’s intent and ability to refinance the obligation on a long-term basis, through the utilization of the unused committed capacity under the Cable Revolving Facility, as defined below, if necessary.

(f)	Rate represents the stated rate at original issuance. The effective weighted-average interest rate for the TWE notes and debentures in the aggregate was 7.64% at September 30, 2007.
(g)	Rate represents the stated rate at original issuance. The effective weighted-average interest rate for the TWC notes and debentures in the aggregate was 5.97% at September 30, 2007.
(h)	Amounts included $1 million and $4 million of capital leases due within one year as of September 30, 2007 and December 31, 2006, respectively.
Debt Securities
     On April 9, 2007, the Company issued $1.5 billion principal amount of 5.40% Notes due 2012 (the “2012 Initial Notes”), $2.0 billion principal amount of 5.85% Notes due 2017 (the “2017 Initial Notes”) and $1.5 billion principal amount of 6.55% Debentures due 2037 (the “2037 Initial Debentures” and, together with the 2012 Initial Notes and the 2017 Initial Notes, the “Initial Debt Securities”) pursuant to Rule 144A and Regulation S under the Securities Act. The Initial Debt Securities are guaranteed by TWE and TW NY Holding (the “Guarantors”).

TIME WARNER CABLE INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS
OF OPERATIONS AND FINANCIAL CONDITION—(Continued)
     In connection with the issuance of the Initial Debt Securities, on April 9, 2007, the Company, the Guarantors and the initial purchasers of the Initial Debt Securities entered into a Registration Rights Agreement (the “Registration Rights Agreement”) pursuant to which the Company agreed, among other things, to use its commercially reasonable efforts to consummate a registered exchange offer for the Initial Debt Securities within 270 days after the issuance date of the Initial Debt Securities or cause a shelf registration statement covering the resale of the Initial Debt Securities to be declared effective within specified periods. On November 5, 2007, pursuant to a registered exchange offer, the Company and the Guarantors exchanged (i) substantially all of the 2012 Initial Notes for a like aggregate principal amount of registered debt securities without transfer restrictions or registration rights (the “2012 Registered Notes,” and, together with the 2012 Initial Notes, the “2012 Notes”), (ii) all of the 2017 Initial Notes for a like aggregate principal amount of registered debt securities without transfer restrictions or registration rights (the “2017 Registered Notes,” and, together with the 2017 Initial Notes, the “2017 Notes”), and (iii) substantially all of the 2037 Initial Debentures for a like aggregate principal amount of registered debt securities without transfer restrictions or registration rights (the “2037 Registered Debentures,” and, together with the 2037 Initial Debentures, the “2037 Debentures”). Collectively, the 2012 Notes, the 2017 Notes and the 2037 Debentures are referred to as the “Debt Securities.”
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
Bank Credit Agreements and Commercial Paper Program
     In the first quarter of 2006, the Company entered into $14.0 billion of bank credit agreements, consisting of an amended and restated $6.0 billion senior unsecured five-year revolving credit facility maturing February 15, 2011 (the “Cable Revolving Facility”), a $4.0 billion five-year term loan facility maturing February 21, 2011 (the “Five-Year Term Facility”) and a $4.0 billion three-year term loan facility maturing February 24, 2009 (the “Three-Year Term Facility” and, together with the Five-Year Term Facility, the “Term Facilities”). The Term Facilities, together with the Cable Revolving Facility, are referred to as the “Cable Facilities.” Collectively, the Cable Facilities refinanced $4.0 billion of previously existing committed bank financing, and $2.0 billion of the Cable Revolving Facility and $8.0 billion of the Term Facilities were used to finance, in part, the cash portions of the Transactions. The Cable Facilities are guaranteed by TWE and TW NY Holding (or, in the case of the Three-Year Term Facility, was guaranteed by TWE and TW NY Holding, as discussed below).

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
     Borrowings under the Cable Revolving Facility bear interest at a rate based on the credit rating of TWC, which rate was LIBOR plus 0.27% per annum at September 30, 2007. In addition, TWC is required to pay a facility fee on the aggregate commitments under the Cable Revolving Facility at a rate determined by the credit rating of TWC, which rate was 0.08% per annum at September 30, 2007. TWC may also incur an additional usage fee of 0.10% per annum on the outstanding loans and other extensions of credit under the Cable Revolving Facility if and when such amounts exceed 50% of the aggregate commitments thereunder. Borrowings under the Five-Year Term Facility accrue interest at a rate based on the credit rating of TWC, which rate was LIBOR plus 0.40% per annum at September 30, 2007.
     The Cable Revolving Facility provides same-day funding capability and a portion of the commitment, not to exceed $500 million at any time, may be used for the issuance of letters of credit. The Cable Revolving Facility and the Five-Year Term Facility contain a maximum leverage ratio covenant of 5.0 times the consolidated EBITDA of TWC. The terms and related financial metrics associated with the leverage ratio are defined in the applicable agreements. At September 30, 2007, TWC was in compliance with the leverage covenant, with a leverage ratio, calculated in accordance with the agreements, of approximately 2.5 times. The Cable Revolving Facility and the Five-Year Term Facility do not contain any credit ratings-based defaults or covenants or any ongoing covenant or representations specifically relating to a material adverse change in the financial condition or results of operations of Time Warner or TWC. Borrowings under the Cable Revolving Facility may be used for general corporate purposes and unused credit is available to support borrowings under TWC’s commercial paper program.
     In addition to the Cable Revolving Facility and the Five-Year Term Facility, TWC maintains a $6.0 billion unsecured commercial paper program (the “CP Program”) that is also guaranteed by TW NY Holding and TWE. Commercial paper issued under the CP Program is supported by unused committed capacity under the Cable Revolving Facility and ranks pari passu with other unsecured senior indebtedness of TWC, TWE and TW NY Holding. As a result of recent market volatility in the U.S. debt markets, including the dislocation of the overall commercial paper market, TWC has decreased the amount of commercial paper outstanding under the CP Program, and has offset this decrease by increasing borrowings outstanding under the Cable Revolving Facility.
     As of September 30, 2007, there were borrowings of $3.045 billion outstanding under the Five-Year Term Facility, borrowings of $1.800 billion and letters of credit totaling $135 million outstanding under the Cable Revolving Facility, and $1.018 billion of commercial paper outstanding under the CP Program. TWC’s available committed capacity under the Cable Revolving Facility as of September 30, 2007 was approximately $3.046 billion, and TWC had $511 million of cash and equivalents on hand.

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
     The following table sets forth the calculation of the TW Leverage Ratio for the twelve months ended September 30, 2007 (in millions, except ratio):

Indebtedness	$14,179
Preferred Membership Units	300
Six times annual rental expense	1,092

Total	$15,571

EBITDAR	$5,742

TW Leverage Ratio	2.71x

     As indicated in the table above, as of September 30, 2007, the TW Leverage Ratio did not exceed 3:1.
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
     Various factors could adversely affect the operations, business or financial results of TWC in the future and cause TWC’s actual results to differ materially from those contained in the forward-looking statements, including those factors discussed in detail in Item 1A, “Risk Factors,” in the 2006 Form 10-K, and in TWC’s other filings made from time to time with the Securities and Exchange Commission (the “SEC”) after the date of this report. In addition, the Company operates in a highly competitive, consumer and technology-driven and rapidly changing business. The Company’s business is affected by government regulation, economic, strategic, political and social conditions, consumer response to new and existing products and services, technological developments and, particularly in view of new technologies, the continued ability to protect and secure any necessary intellectual property rights. TWC’s actual results could differ materially from management’s expectations because of changes in such factors.

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

TIME WARNER CABLE INC.
Item 4. CONTROLS AND PROCEDURES
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
     The Company, under the supervision and with the participation of its management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as such term is defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed in reports filed or submitted by the Company under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that information required to be disclosed by the Company is accumulated and communicated to the Company’s management to allow timely decisions regarding the required disclosure.
Changes in Internal Control Over Financial Reporting
     There have not been any changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2007 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

TIME WARNER CABLE INC.
CONSOLIDATED BALANCE SHEET
(Unaudited)

	September 30,	December 31,
	2007	2006
	(in millions)
ASSETS

Current assets
Cash and equivalents	$511	$51
Receivables, less allowances of $88 million in 2007 and $73 million in 2006	758	632
Receivables from affiliated parties	1	98
Other current assets	120	77
Current assets of discontinued operations	—	52

Total current assets	1,390	910
Investments	733	2,072
Property, plant and equipment, net	12,455	11,601
Intangible assets subject to amortization, net	772	876
Intangible assets not subject to amortization	38,957	38,051
Goodwill	2,126	2,059
Other assets	160	174

Total assets	$56,593	$55,743

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities
Accounts payable	$301	$516
Deferred revenue and subscriber-related liabilities	185	156
Payables to affiliated parties	166	165
Accrued programming expense	500	524
Other current liabilities	1,244	1,113
Current liabilities of discontinued operations	9	16

Total current liabilities	2,405	2,490
Long-term debt	14,178	14,428
Mandatorily redeemable preferred membership units issued by a subsidiary	300	300
Deferred income tax obligations, net	13,127	12,902
Long-term payables to affiliated parties	62	137
Other liabilities	423	296
Noncurrent liabilities of discontinued operations	1	2
Minority interests	1,697	1,624
Commitments and contingencies (Note 8)
Shareholders’ equity
Class A common stock, $0.01 par value, 902 million shares issued and outstanding as of September 30, 2007 and December 31, 2006	9	9
Class B common stock, $0.01 par value, 75 million shares issued and outstanding as of September 30, 2007 and December 31, 2006	1	1
Paid-in-capital	19,381	19,314
Accumulated other comprehensive loss, net	(123)	(130)
Retained earnings	5,132	4,370

Total shareholders’ equity	24,400	23,564

Total liabilities and shareholders’ equity	$56,593	$55,743

See accompanying notes.

TIME WARNER CABLE INC.
CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(in millions, except per share data)		(in millions, except per share data)
Revenues:
Subscription:
Video	$2,530	$2,090	$7,613	$5,289
High-speed data	942	745	2,760	1,914
Voice	308	196	857	493

Total Subscription	3,780	3,031	11,230	7,696
Advertising	221	178	636	420

Total revenues(a)	4,001	3,209	11,866	8,116
Costs and expenses:
Costs of revenues(a)(b)	1,890	1,495	5,645	3,697
Selling, general and administrative(a)(b)	679	573	2,022	1,456
Depreciation	683	513	2,001	1,281
Amortization	64	56	207	93
Merger-related and restructuring costs	4	22	20	43

Total costs and expenses	3,320	2,659	9,895	6,570

Operating Income	681	550	1,971	1,546
Interest expense, net(a)	(227)	(186)	(681)	(411)
Income (loss) from equity investments, net	(3)	37	4	79
Minority interest expense, net	(38)	(30)	(117)	(73)
Other income, net	1	—	144	1

Income before income taxes, discontinued operations and cumulative effect of accounting change	414	371	1,321	1,142
Income tax provision	(166)	(145)	(525)	(452)

Income before discontinued operations and cumulative effect of accounting change	248	226	796	690
Discontinued operations, net of tax	—	954	—	1,018
Cumulative effect of accounting change, net of tax	—	—	—	2

Net income	$248	$1,180	$796	$1,710

Basic income per common share before discontinued operations and cumulative effect of accounting change	$0.25	$0.23	$0.81	$0.69
Discontinued operations	—	0.97	—	1.03
Cumulative effect of accounting change	—	—	—	—

Basic net income per common share	$0.25	$1.20	$0.81	$1.72

Average basic common shares	976.9	984.6	976.9	994.9

Diluted income per common share before discontinued operations and cumulative effect of accounting change	$0.25	$0.23	$0.81	$0.69
Discontinued operations	—	0.97	—	1.03
Cumulative effect of accounting change	—	—	—	—

Diluted net income per common share	$0.25	$1.20	$0.81	$1.72

Average diluted common shares	977.5	984.6	977.2	994.9

(a) Includes the following income (expenses) resulting from transactions with related companies:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(in millions)		(in millions)
Revenues	$6	$29	$15	$83
Costs of revenues	(249)	(222)	(776)	(610)
Selling, general and administrative	4	1	12	15
Interest expense, net	—	(1)	—	(74)

(b) Costs of revenues and selling, general and administrative expenses exclude depreciation.
See accompanying notes.

TIME WARNER CABLE INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2007	2006
	(in millions)
OPERATING ACTIVITIES
Net income(a)	$796	$1,710
Adjustments for noncash and nonoperating items:
Cumulative effect of accounting change, net of tax	—	(2)
Depreciation and amortization	2,208	1,374
Pretax gain on sale of 50% equity interest in the Houston Pool of TKCCP	(146)	—
(Income) loss from equity investments, net of cash distributions	13	(79)
Minority interest expense, net	117	73
Deferred income taxes	225	120
Equity-based compensation	49	27
Changes in operating assets and liabilities, net of acquisitions:
Receivables	5	(110)
Accounts payable and other liabilities	(65)	367
Other changes	8	10
Adjustments relating to discontinued operations(a)	43	(929)

Cash provided by operating activities	3,253	2,561

INVESTING ACTIVITIES
Investments and acquisitions, net of cash acquired and distributions received	(10)	(9,259)
Investment in Wireless Joint Venture	(30)	(182)
Capital expenditures from continuing operations	(2,415)	(1,720)
Capital expenditures from discontinued operations	—	(56)
Proceeds from disposal of property, plant and equipment	7	6

Cash used by investing activities	(2,448)	(11,211)

FINANCING ACTIVITIES
Borrowings (repayments), net(b)	(1,029)	315
Borrowings	7,683	9,900
Repayments	(6,921)	—
Issuance of mandatorily redeemable preferred membership units	—	300
Redemption of Comcast’s interest in TWC	—	(1,857)
Excess tax benefit from exercise of stock options	6	—
Principal payments on capital leases	(3)	—
Distributions to owners, net	(20)	(20)
Other	(61)	—

Cash provided (used) by financing activities	(345)	8,638

INCREASE (DECREASE) IN CASH AND EQUIVALENTS	460	(12)
CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	51	12

CASH AND EQUIVALENTS AT END OF PERIOD	$511	$—

(a)
Includes income from discontinued operations of $1.018 billion for the nine months ended September 30, 2006 (none for the nine months ended September 30, 2007). Income from discontinued operations in 2006 includes tax benefits and gains of approximately $949 million. Net cash flows from discontinued operations were $43 million and $89 million for the nine months ended September 30, 2007 and 2006, respectively.

(b)
Borrowings (repayments), net, reflects borrowings under the Company’s commercial paper program with original maturities of three months or less, net of repayments of such borrowings. Borrowings (repayments), net, also includes $28 million and $13 million of debt issuance costs for the nine months ended September 30, 2007 and 2006, respectively.

See accompanying notes.

TIME WARNER CABLE INC.
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(Unaudited)

	Nine Months Ended September 30,
	2007	2006
	(in millions)
BALANCE AT BEGINNING OF PERIOD	$23,564	$20,347
Net income(a)	796	1,710
Other comprehensive income	7	—

Comprehensive income	803	1,710
Impact of adopting new accounting pronouncements(b)	(34)	—
Shares of Class A common stock issued in the Adelphia acquisition	—	5,500
Redemption of Comcast’s interest in TWC	—	(4,327)
Adjustment to goodwill resulting from pushdown of Time Warner’s basis in TWC	—	(710)
Reclassification of mandatorily redeemable Class A common stock(c)	—	984
Allocations from Time Warner and other, net	67	11

BALANCE AT END OF PERIOD	$24,400	$23,515

(a)	Includes income from discontinued operations of $1.018 billion for the nine months ended September 30, 2006 (none for the nine months ended September 30, 2007).
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

(c)
The mandatorily redeemable Class A common stock represents shares of TWC’s Class A common stock that were held by Comcast Corporation (“Comcast”) until July 31, 2006. During 2004, these shares were classified as mandatorily redeemable as a result of an agreement with Comcast that under certain circumstances would have required TWC to redeem such shares. During 2006, this requirement terminated upon the closing of the redemption of Comcast’s interests in TWC and TWE, and, as a result, these shares were reclassified to shareholders’ equity (Class A common stock and paid-in-capital) before ultimately being redeemed on July 31, 2006.

See accompanying notes.

TIME WARNER CABLE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. DESCRIPTION OF BUSINESS, RECENT DEVELOPMENTS AND BASIS OF PRESENTATION
Description of Business
     Time Warner Cable Inc. (together with its subsidiaries, “TWC” or the “Company”) is the second-largest cable operator in the U.S. and is an industry leader in developing and launching innovative video, data and voice services. As of September 30, 2007, TWC had approximately 13.3 million basic video subscribers in technologically advanced, well-clustered systems located mainly in five geographic areas — New York state, the Carolinas, Ohio, southern California and Texas. As of September 30, 2007, TWC was the largest cable operator in a number of large cities, including New York City and Los Angeles.
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
     TWC principally offers three services — video, high-speed data and voice, which have been primarily targeted to residential customers. Video is TWC’s largest service in terms of revenues generated, and providing video services is a competitive and highly penetrated business. TWC continues to increase video revenues through the offering of advanced digital video services, as well as through price increases and digital video subscriber growth. TWC’s digital video subscribers provide a broad base of potential customers for additional advanced services.
     High-speed data has been one of TWC’s fastest-growing services over the past several years and is a key driver of its results. As of September 30, 2007, TWC had approximately 7.4 million residential high-speed data subscribers. TWC also offers commercial high-speed data services and had approximately 272,000 commercial high-speed data subscribers as of September 30, 2007.
     Approximately 2.6 million subscribers received Digital Phone service, TWC’s voice service, as of September 30, 2007. Under TWC’s primary calling plan, for a monthly fixed fee, Digital Phone customers typically receive the following services: an unlimited local, in-state and U.S., Canada and Puerto Rico calling plan, as well as call waiting, caller ID and E911 services. TWC also offers additional calling plans with a variety of calling options that are designed to meet customers’ particular usage patterns. TWC is currently introducing an international calling plan and it intends to offer additional plans in the future. Digital Phone enables TWC to offer its customers a convenient package, or “bundle,” of video, high-speed data and voice services, and to compete effectively against bundled services available from its competitors. TWC has begun to introduce Business Class Phone, a commercial Digital Phone service, to small- and medium-sized businesses.

TIME WARNER CABLE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
     In November 2005, TWC and several other cable companies, together with Sprint Nextel Corporation (“Sprint”), announced the formation of a joint venture to develop integrated wireline and wireless video, data and voice services. Since 2006, TWC has offered a bundle that includes Sprint wireless service (with some unique TWC features) in some of its operating areas. Additionally, TWC is a participant in a wireless spectrum joint venture with several other cable companies (the “Wireless Joint Venture”), which, on November 29, 2006, was awarded certain advanced wireless spectrum licenses in an FCC auction.
     Some of TWC’s principal competitors, direct broadcast satellite operators and incumbent local telephone companies in particular, either offer or are making significant capital investments that will allow them to offer services that provide features and functions comparable to the video, data and/or voice services that TWC offers, and they also offer them in bundles similar to TWC’s. The availability of these bundled service offerings has intensified competition.
     In addition to the subscription services described above, TWC also earns revenues by selling advertising time to national, regional and local businesses.
     As of July 31, 2006, the date the transactions with Adelphia and Comcast closed, the penetration rates for basic video, digital video and high-speed data services were generally lower in the Acquired Systems than in the Legacy Systems. Furthermore, certain advanced services were not available in some of the Acquired Systems, and an IP-based telephony service was not available in any of the Acquired Systems. To increase the penetration of these services in the Acquired Systems, TWC has undertaken a significant integration effort that includes upgrading the capacity and technical performance of these systems to levels that will allow the delivery of these advanced services and features. Such integration-related efforts are expected to be substantially complete by the end of 2007. As of September 30, 2007, Digital Phone was available to nearly 80% of the homes passed in the Acquired Systems.
Recent Developments
Time Warner’s Interest in TW NY Cable Holding Inc.
     In September 2007, Time Warner proposed to TWC that it enter into discussions regarding a transaction pursuant to which the Company’s subsidiary, TW NY Cable Holding Inc. (“TW NY Holding”), would redeem a significant portion of Time Warner’s 12.43% non-voting, equity interest in it. On September 13, 2007, the Company’s Board of Directors appointed a special committee of independent directors and authorized it to consider any proposal Time Warner may make in this regard and negotiate with Time Warner regarding the terms of such a transaction. No assurance can be given that any proposal made by Time Warner will result in an agreement for TW NY Holding to redeem a portion of Time Warner’s interest in it or, if an agreement is reached, that a redemption transaction will be consummated. In April 2005, in connection with the announcement of the Transactions (as defined below), the Company valued this interest (as if the Transactions had occurred at that time) at approximately $2.9 billion. This valuation is not necessarily indicative of the fair value of the interest as of the date of this report. If a redemption transaction takes place, the Company would expect to finance the transaction through available borrowing capacity under its existing committed revolving credit facility or by accessing the bank credit or debt capital markets. If a redemption transaction is completed, it will not change the 84% ownership interest Time Warner has in the Company’s common stock.

TIME WARNER CABLE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
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
Basis of Consolidation
     The consolidated financial statements include 100% of the assets, liabilities, revenues, expenses and cash flows of TWC and all companies in which TWC has a controlling voting interest, as well as allocations of certain Time Warner corporate costs deemed reasonable by management to present the Company’s consolidated results of operations, financial position, changes in equity and cash flows on a stand-alone basis. The consolidated financial statements include the results of Time Warner Entertainment-Advance/Newhouse Partnership (“TWE-A/N”) only for the systems that are controlled by TWC and for which TWC holds an economic interest. The Time Warner corporate costs include specified administrative services, including selected tax, human resources, legal, information technology, treasury, financial, public policy and corporate and investor relations services, and approximate Time Warner’s estimated cost for services rendered. Intercompany accounts and transactions between consolidated companies have been eliminated.
Use of Estimates
     The preparation of financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the amounts reported in the financial statements and footnotes thereto. Actual results could differ from those estimates.
     Significant estimates inherent in the preparation of the consolidated financial statements include accounting for asset impairments, allowances for doubtful accounts, investments, depreciation, amortization, business combinations, pension benefits, equity-based compensation, income taxes, contingencies and certain programming arrangements. Allocation methodologies used to prepare the consolidated financial statements are based on estimates and have been described in the notes, where appropriate.
Reclassifications
     Certain reclassifications have been made to the prior year’s financial information to conform to the September 30, 2007 presentation.
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

TIME WARNER CABLE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Income before discontinued operations and cumulative effect of accounting change — basic and diluted	$248	$226	$796	$690

Average common shares — basic	976.9	984.6	976.9	994.9
Dilutive effect of equity awards	0.6	—	0.3	—

Average common shares — diluted	977.5	984.6	977.2	994.9

Income per common share before discontinued operations and cumulative effect of accounting change:
Basic	$0.25	$0.23	$0.81	$0.69

Diluted	$0.25	$0.23	$0.81	$0.69

Equity-based Compensation
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
     With respect to Time Warner equity grants to TWC employees, the grant-date fair value of a stock option award is estimated using the Black-Scholes option-pricing model, consistent with the provisions of FAS 123R and the Securities and Exchange Commission Staff Accounting Bulletin No. 107, Share-Based Payment. Because option-pricing models require the use of subjective assumptions, changes in these assumptions can materially affect the fair value of the options with respect to Time Warner stock options issued to TWC employees. The Company determines the volatility assumption for these stock options using implied volatilities from Time Warner’s traded options as well as quotes from third-party investment banks. The expected term, which represents the period of time that options granted are expected to be outstanding, is estimated based on the historical exercise experience of all Time Warner employees with respect to their ownership of Time Warner stock options. Separate groups of employees that have similar historical exercise behavior are considered separately for valuation purposes. The risk-free rate assumed in valuing the options is based on the U.S. Treasury yield curve in effect at the time of grant for the expected term of

TIME WARNER CABLE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
the option. The Company determines the expected dividend yield percentage by dividing the expected annual dividend by the market price of Time Warner common stock at the date of grant.
     Prior to the adoption of FAS 123R on January 1, 2006, the Company recognized equity-based compensation expense for awards with graded vesting by treating each vesting tranche as a separate award and recognizing compensation expense ratably for each tranche. For equity awards granted subsequent to the adoption of FAS 123R, the Company treats such awards as a single award and recognizes equity-based compensation expense on a straight-line basis (net of estimated forfeitures) over the employee service period. Equity-based compensation expense is recorded in costs of revenues or selling, general and administrative expense depending on the employee’s job function.
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
     In April 2007, the Company started granting stock options and restricted stock units based on its Class A common stock. The valuation of, as well as the expense recognition for, such awards is generally consistent with the treatment of Time Warner awards that have been granted to TWC employees as described above. However, because the Class A common stock has a limited trading history, the volatility assumption is determined by reference to a comparable peer group of publicly traded companies. Furthermore, the volatility assumption is calculated using a 75%-25% weighted average of implied volatilities from traded options and the historical stock price volatility of the peer group. Refer to Note 6 for a discussion of the Company’s stock option and restricted stock unit awards granted through September 30, 2007.
Classification of Taxes Collected from Customers
     In the normal course of business, TWC is assessed non-income related taxes by governmental authorities, including franchising authorities, and collects such taxes from its customers. TWC’s policy is that, in instances where the tax is being assessed directly on the Company, amounts paid to the governmental authorities and amounts received from the customers are recorded on a gross basis. That is, amounts paid to the governmental authorities are recorded as costs of revenues and amounts received from the customer are recorded as Subscription revenues. The amount of non-income related taxes recorded on a gross basis was $371 million and $265 million during the nine months ended September 30, 2007 and 2006, respectively.
2. RECENT ACCOUNTING STANDARDS
Accounting for Sabbatical Leave and Other Similar Benefits
     On January 1, 2007, the Company adopted the provisions of Emerging Issues Task Force (“EITF”) Issue No. 06-02, Accounting for Sabbatical Leave and Other Similar Benefits (“EITF 06-02”), related to certain sabbatical leave and other employment arrangements that are similar to a sabbatical leave. EITF 06-02 provides that an employee’s right to a compensated absence under a sabbatical leave or similar benefit arrangement in which the employee is not required to perform any duties during the absence is an accumulating benefit. Therefore, such arrangements should be accounted for as a liability with the cost recognized over the service period during which the employee earns the benefit. Adoption of this guidance

TIME WARNER CABLE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
resulted in a decrease in retained earnings of $62 million ($37 million, net of tax) on January 1, 2007. The resulting change in the accrual for the nine months ended September 30, 2007 was not material.
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
     On January 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 (“FIN 48”), which clarifies the accounting for uncertainty in income tax positions. This interpretation requires the Company to recognize in the consolidated financial statements those tax positions determined to be more likely than not of being sustained upon examination, based on the technical merits of the positions. Upon adoption, the Company recognized a $3 million reduction of previously recorded tax reserves, which was accounted for as an increase to the retained earnings balance as of January 1, 2007. After considering the impact of adopting FIN 48, the Company had an $11 million reserve for uncertain income tax positions as of January 1, 2007.
     During the nine months ended September 30, 2007, changes in the reserve balance were not material. The Company does not presently anticipate that its existing reserves related to uncertain income tax positions as of September 30, 2007 will significantly increase or decrease during the twelve month period ended September 30, 2008; however, various events could cause the Company’s current expectations to change in the future. These uncertain tax positions, if ever recognized in the financial statements, would be recorded in the statement of operations as part of the income tax provision.
     The income tax reserve as of January 1, 2007 included an accrual for interest and penalties of approximately $1 million. The change in the accrual for interest and penalties for the nine months ended September 30, 2007 was not material. The Company’s policy is to recognize interest and penalties accrued on uncertain tax positions as part of income tax expense.
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

TIME WARNER CABLE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
of TWC Class A common stock issued to Adelphia, which were valued at $35.28 per share for purposes of the Adelphia Acquisition.
     In addition, on July 28, 2006, American Television and Communications Corporation (“ATC”), a subsidiary of Time Warner, contributed its 1% common equity interest and $2.4 billion preferred equity interest in Time Warner Entertainment Company, L.P. (“TWE”) to TW NY Holding, a newly created subsidiary of TWC and the parent of TW NY, in exchange for a 12.43% non-voting common stock interest in TW NY Holding having an equivalent fair value.
     On July 31, 2006, immediately before the closing of the Adelphia Acquisition, Comcast’s interests in TWC and TWE were redeemed. Specifically, Comcast’s 17.9% interest in TWC was redeemed in exchange for 100% of the capital stock of a subsidiary of TWC holding both cable systems serving approximately 589,000 subscribers, with an estimated fair value of approximately $2.470 billion, as determined by management using a discounted cash flow and market comparable valuation model, and approximately $1.857 billion in cash (the “TWC Redemption”). In addition, Comcast’s 4.7% interest in TWE was redeemed in exchange for 100% of the equity interests of a subsidiary of TWE holding both cable systems serving approximately 162,000 subscribers, with an estimated fair value of approximately $630 million, as determined by management using a discounted cash flow and market comparable valuation model, and approximately $147 million in cash (the “TWE Redemption” and, together with the TWC Redemption, the “Redemptions”). The discounted cash flow valuation model was based upon the Company’s estimated future cash flows derived from its business plan and utilized a discount rate consistent with the inherent risk in the business. The TWC Redemption was designed to qualify as a tax-free split-off under section 355 of the Internal Revenue Code of 1986, as amended (the “Tax Code”). For accounting purposes, the Redemptions were treated as an acquisition of Comcast’s minority interests in TWC and TWE and a disposition of the cable systems that were transferred to Comcast. As of December 31, 2006, the purchase of the minority interests resulted in a reduction of goodwill of $738 million related to the excess of the carrying value of the Comcast minority interests over the total fair value of the Redemptions. In addition, the disposition of the cable systems resulted in an after-tax gain of $945 million included in discontinued operations for the year ended December 31, 2006, which is comprised of a $131 million pretax gain (calculated as the difference between the carrying value of the systems acquired by Comcast in the Redemptions totaling $2.969 billion and the estimated fair value of $3.100 billion) and a net tax benefit of $814 million, including the reversal of historical deferred tax liabilities of approximately $838 million that had existed on systems transferred to Comcast in the TWC Redemption.
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

TIME WARNER CABLE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
     The purchase price for each of the Adelphia Acquisition and the Exchange is as follows as of September 30, 2007 (in millions):

Cash consideration for the Adelphia Acquisition	$8,935
Fair value of equity consideration for the Adelphia Acquisition	5,500
Fair value of Urban Cable	190
Other costs	227

Total purchase price	$14,852

     Other costs consist of (i) contractual closing adjustments totaling $56 million, (ii) $116 million of total transaction costs and (iii) $55 million of transaction-related taxes.
     The purchase price allocation for the Adelphia Acquisition and the Exchange is as follows (in millions):

		Depreciation/
		Amortization
		Periods(a)

Intangible assets not subject to amortization (cable franchise rights)	$10,487	non-amortizable
Intangible assets subject to amortization (primarily customer relationships)	882	4 years
Property, plant and equipment (primarily cable television equipment)	2,426	1-20 years
Other assets	162	not applicable
Goodwill	1,114	non-amortizable
Liabilities	(219)	not applicable

Total purchase price	$14,852

(a)
Intangible assets and goodwill associated with the Adelphia Acquisition are deductible over a 15-year period for tax purposes and would reduce net cash tax payments by more than $300 million per year, assuming the following: (i) straight-line amortization deductions over 15 years, (ii) sufficient taxable income to utilize the amortization deductions and (iii) a 40% effective tax rate.

     The allocation of the purchase price for the Adelphia Acquisition and the Exchange primarily used a discounted cash flow approach with respect to identified intangible assets and a combination of the cost and market approaches with respect to property, plant and equipment. The discounted cash flow approach was based upon management’s estimated future cash flows from the acquired assets and liabilities and utilized a discount rate consistent with the inherent risk of each of the acquired assets and liabilities.
     The results of the systems acquired in connection with the Transactions have been included in the consolidated statement of operations since the closing of the Transactions. The systems previously owned by TWC that were transferred to Comcast in connection with the Redemptions and the Exchange (the “Transferred Systems”) have been reflected as discontinued operations in the consolidated financial statements for all periods presented.

TIME WARNER CABLE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
     Financial data for the Transferred Systems included in discontinued operations for the three and nine months ended September 30, 2006 is as follows (in millions, except per share data):

	Three Months Ended	Nine Months Ended
	September 30, 2006	September 30, 2006

Total revenues	$63	$457

Pretax income	$158	$265
Income tax benefit	796	753

Net income	$954	$1,018

Basic and diluted net income per common share	$0.97	$1.03

Average basic and diluted common shares	984.6	994.9

     Included in discontinued operations for the three and nine months ended September 30, 2006 were a pretax gain of approximately $145 million on the Transferred Systems and a tax benefit of approximately $804 million, comprised of a tax benefit of $817 million on the Redemptions, partially offset by a provision of $13 million on the Exchange. The tax benefit of $817 million resulted primarily from the reversal of historical deferred tax liabilities (included in noncurrent liabilities of discontinued operations) that had existed on systems transferred to Comcast in the TWC Redemption. The TWC Redemption was designed to qualify as a tax-free split-off under section 355 of the Tax Code, and, as a result, such liabilities were no longer required. However, if the Internal Revenue Service were successful in challenging the tax-free characterization of the TWC Redemption, an additional cash liability on account of taxes of up to an estimated $900 million could become payable by the Company.
     As a result of the closing of the Transactions, TWC acquired systems with approximately 4.0 million basic video subscribers and disposed of the Transferred Systems, with approximately 0.8 million basic video subscribers, for a net gain of approximately 3.2 million basic video subscribers. As of September 30, 2007, Time Warner owned approximately 84.0% of TWC’s outstanding common stock (including 82.7% of TWC’s outstanding Class A common stock and all outstanding shares of TWC’s Class B common stock), as well as a 12.43% non-voting common stock interest in TW NY Holding. As a result of the Redemptions, Comcast no longer had an interest in TWC or TWE.
     On February 13, 2007, Adelphia’s Chapter 11 reorganization plan became effective and, under applicable securities law regulations and provisions of the U.S. bankruptcy code, TWC became a public company subject to the requirements of the Securities Exchange Act of 1934, as amended. Under the terms of the reorganization plan, most of the 155,913,430 shares of TWC’s Class A common stock that Adelphia received in the Adelphia Acquisition (representing approximately 16% of TWC’s outstanding common stock) are being distributed to Adelphia’s creditors. As of September 30, 2007, approximately 96% of these shares of Class A common stock had been distributed to Adelphia’s creditors. The remaining shares are expected to be distributed during the coming months as the remaining disputes are resolved by the bankruptcy court. On March 1, 2007, TWC’s Class A common stock began trading on the New York Stock Exchange under the symbol “TWC.”
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

TIME WARNER CABLE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
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
     For accounting purposes, the Company has treated the distribution of TKCCP’s assets as a sale of the Company’s 50% equity interest in the Houston Pool and as an acquisition of Comcast’s 50% equity interest in the Kansas City Pool. As a result of the sale of the Company’s 50% equity interest in the Houston Pool, the Company recorded a pretax gain of approximately $146 million in the first quarter of 2007, which is included as a component of other income, net, in the consolidated statement of operations for the nine months ended September 30, 2007.
     The acquisition of Comcast’s 50% equity interest in the Kansas City Pool on January 1, 2007 was treated as a step-acquisition and accounted for as a purchase business combination. The consideration paid to acquire the 50% equity interest in the Kansas City Pool was the fair value of the 50% equity interest in the Houston Pool transferred to Comcast. The estimated fair value of TWC’s 50% interest in the Houston Pool (approximately $880 million) was determined using a discounted cash flow analysis and was reduced by debt assumed by Comcast. The purchase price allocation is as follows as of September 30, 2007 (in millions):

		Depreciation/
		Amortization
		Periods

Intangible assets not subject to amortization (cable franchise rights)	$612	non-amortizable
Intangible assets subject to amortization (primarily customer relationships)	66	4 years
Property, plant and equipment (primarily cable television equipment)	183	1-20 years
Other assets	67	not applicable
Liabilities	(48)	not applicable

Total purchase price	$880

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

TIME WARNER CABLE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
Supplemental Unaudited Pro Forma Information
     The following schedule presents supplemental unaudited pro forma information for the three and nine months ended September 30, 2006 as if the Transactions and the consolidation of the Kansas City Pool had occurred on January 1, 2006. The unaudited pro forma information is presented based on information available, is intended for informational purposes only and is not necessarily indicative of and does not purport to represent what the Company’s future financial condition or operating results will be after giving effect to the Transactions and the consolidation of the Kansas City Pool and does not reflect actions that may be undertaken by management in integrating these businesses (e.g., the cost of incremental capital expenditures). In addition, this supplemental information does not reflect financial and operating benefits the Company expects to realize as a result of the Transactions and the consolidation of the Kansas City Pool. The amounts presented for the three and nine months ended September 30, 2007 are the Company’s actual results.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
		(pro forma)		(pro forma)
	(in millions, except per share data)		(in millions, except per share data)
Revenues:
Subscription:
Video	$2,530	$2,466	$7,613	$7,347
High-speed data	942	831	2,760	2,405
Voice	308	217	857	578

Total Subscription	3,780	3,514	11,230	10,330
Advertising	221	208	636	592

Total revenues	4,001	3,722	11,866	10,922
Costs and expenses:
Costs of revenues(a)	1,890	1,800	5,645	5,230
Selling, general and administrative(a)	679	627	2,022	1,869
Depreciation	683	592	2,001	1,736
Amortization	64	82	207	239
Merger-related and restructuring costs	4	22	20	43
Other, net(b)	—	—	—	9

Total costs and expenses	3,320	3,123	9,895	9,126

Operating Income	681	599	1,971	1,796
Interest expense, net	(227)	(223)	(681)	(674)
Other income (expense), net	(40)	(39)	31	(94)

Income before income taxes, discontinued operations and cumulative effect of accounting change	414	337	1,321	1,028
Income tax provision	(166)	(132)	(525)	(412)

Income before discontinued operations and cumulative effect of accounting change	$248	$205	$796	$616

Basic income per common share before discontinued operations and cumulative effect of accounting change	$0.25	$0.21	$0.81	$0.63

Diluted income per common share before discontinued operations and cumulative effect of accounting change	$0.25	$0.21	$0.81	$0.63

(a)	Costs of revenues and selling, general and administrative expenses exclude depreciation.
(b)	Other, net, includes asset impairments recorded at the Acquired Systems of $9 million for the nine months ended September 30, 2006.

TIME WARNER CABLE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
4. MERGER-RELATED AND RESTRUCTURING COSTS
Merger-related Costs
     Cumulatively, through September 30, 2007, the Company has expensed non-capitalizable merger-related costs associated with the Transactions of approximately $56 million. During the nine months ended September 30, 2007, the Company incurred merger-related costs of approximately $10 million ($3 million in the third quarter). During the nine months ended September 30, 2006, the Company incurred merger-related costs of approximately $29 million ($18 million in the third quarter).
     As of September 30, 2007, payments of $55 million have been made against this accrual, of which approximately $3 million and $13 million were made during the three and nine months ended September 30, 2007. During the three and nine months ended September 30, 2006, payments of $23 million and $31 million, respectively, were made against this accrual. The remaining $1 million was classified as a current liability in the consolidated balance sheet as of September 30, 2007.
Restructuring Costs
     Cumulatively, through September 30, 2007, the Company has incurred restructuring costs of approximately $62 million as part of its broader plans to simplify its organizational structure and enhance its customer focus. For the three and nine months ended September 30, 2007, the Company incurred costs of approximately $1 million and $10 million, respectively.
     As of September 30, 2007, payments of $46 million have been made against this accrual. Approximately $9 million of the remaining $16 million liability was classified as a current liability, with the remaining $7 million classified as a noncurrent liability in the consolidated balance sheet as of September 30, 2007. Amounts are expected to be paid through 2011.
     Information relating to the restructuring costs is as follows (in millions):

	Employee	Other
	Terminations	Exit Costs	Total

Remaining liability as of December 31, 2005	$23	$3	$26
2006 accruals(a)	8	10	18
Cash paid—2006(b)	(13)	(8)	(21)

Remaining liability as of December 31, 2006	18	5	23
2007 accruals	6	4	10
Cash paid—2007(c)	(11)	(6)	(17)

Remaining liability as of September 30, 2007	$13	$3	$16

(a)	Of the $18 million incurred in 2006, $4 million and $14 million was incurred during the three and nine months ended September 30, 2006, respectively.
(b)	Of the $21 million paid in 2006, $6 million and $20 million was paid during the three and nine months ended September 30, 2006, respectively.
(c)	Of the $17 million paid in 2007, $3 million was paid during the three months ended September 30, 2007.

TIME WARNER CABLE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
5. DEBT AND MANDATORILY REDEEMABLE PREFERRED EQUITY
     The Company’s debt and mandatorily redeemable preferred equity, as of September 30, 2007, and December 31, 2006, includes the following components:

		Interest Rate at		Outstanding Balance as of
	Face	September 30,		September 30,	December 31,
	Amount	2007	Maturity	2007	2006
	(in millions)			(in millions)

Debt due within one year(a)				$1	$4
Bank credit agreements and commercial paper program(b)(c)		5.725%(d)	2011	5,855	11,077
TWE notes and debentures:
Senior debentures(e)	$600	7.250%(f)	2008	601	602
Senior notes	250	10.150%(f)	2012	268	271
Senior notes	350	8.875%(f)	2012	366	369
Senior debentures	1,000	8.375%(f)	2023	1,041	1,043
Senior debentures	1,000	8.375%(f)	2033	1,054	1,055

Total TWE notes and debentures(g)	$3,200			3,330	3,340

TWC notes and debentures:
Notes	$1,500	5.400%(h)	2012	1,497	—
Notes	2,000	5.850%(h)	2017	1,996	—
Debentures	1,500	6.550%(h)	2037	1,491	—

Total TWC notes and debentures	$5,000			4,984	—

Capital leases and other				9	11

Total long-term debt				14,178	14,428

Total debt				14,179	14,432
Mandatorily redeemable preferred membership units	$300	8.210%	2013	300	300

Total debt and mandatorily redeemable preferred membership units				$14,479	$14,732

(a)	Debt due within one year primarily related to capital lease obligations.
(b)
Unused capacity, which included $511 million and $51 million in cash and equivalents as of September 30, 2007 and December 31, 2006, respectively, totaled $3.557 billion and $2.798 billion as of September 30, 2007 and December 31, 2006, respectively. Unused capacity as of September 30, 2007 and December 31, 2006 reflected a reduction of $135 million and $159 million, respectively, for outstanding letters of credit backed by the Cable Revolving Facility, as defined below.

(c)	Outstanding balance amounts excluded an unamortized discount on commercial paper of $8 million and $17 million as of September 30, 2007 and December 31, 2006, respectively.
(d)	Rate represents a weighted-average interest rate.
(e)
As of September 30, 2007, the Company has classified $601 million of TWE debentures due within the next twelve months as long-term in the consolidated balance sheet to reflect management’s intent and ability to refinance the obligation on a long-term basis, through the utilization of the unused committed capacity under the Cable Revolving Facility, as defined below, if necessary.

(f)	Rate represents the stated rate at original issuance. The effective weighted-average interest rate for the TWE notes and debentures in the aggregate was 7.64% at September 30, 2007.
(g)	Amounts included an unamortized fair value adjustment of $130 million and $140 million as of September 30, 2007 and December 31, 2006, respectively.
(h)	Rate represents the stated rate at original issuance. The effective weighted-average interest rate for the TWC notes and debentures in the aggregate was 5.97% at September 30, 2007.

TIME WARNER CABLE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
Debt Securities
     On April 9, 2007, the Company issued $5.0 billion in aggregate principal amount of senior unsecured notes and debentures (the “2007 Bond Offering”) consisting of $1.5 billion principal amount of 5.40% Notes due 2012 (the “2012 Initial Notes”), $2.0 billion principal amount of 5.85% Notes due 2017 (the “2017 Initial Notes”) and $1.5 billion principal amount of 6.55% Debentures due 2037 (the “2037 Initial Debentures” and, together with the 2012 Initial Notes and the 2017 Initial Notes, the “Initial Debt Securities”) pursuant to Rule 144A and Regulation S under the Securities Act of 1933, as amended. The Initial Debt Securities are guaranteed by TWE and TW NY Holding (the “Guarantors”).
     In connection with the issuance of the Initial Debt Securities, on April 9, 2007, the Company, the Guarantors and the initial purchasers of the Initial Debt Securities entered into a Registration Rights Agreement (the “Registration Rights Agreement”) pursuant to which the Company agreed, among other things, to use its commercially reasonable efforts to consummate a registered exchange offer for the Initial Debt Securities within 270 days after the issuance date of the Initial Debt Securities or cause a shelf registration statement covering the resale of the Initial Debt Securities to be declared effective within specified periods. On November 5, 2007, pursuant to a registered exchange offer, the Company and the Guarantors exchanged (i) substantially all of the 2012 Initial Notes for a like aggregate principal amount of registered debt securities without transfer restrictions or registration rights (the “2012 Registered Notes,” and, together with the 2012 Initial Notes, the “2012 Notes”), (ii) all of the 2017 Initial Notes for a like aggregate principal amount of registered debt securities without transfer restrictions or registration rights (the “2017 Registered Notes,” and, together with the 2017 Initial Notes, the “2017 Notes”), and (iii) substantially all of the 2037 Initial Debentures for a like aggregate principal amount of registered debt securities without transfer restrictions or registration rights (the “2037 Registered Debentures,” and, together with the 2037 Initial Debentures, the “2037 Debentures”). Collectively, the 2012 Notes, the 2017 Notes and the 2037 Debentures are referred to as the “Debt Securities.”
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

TIME WARNER CABLE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
Bank Credit Agreements and Commercial Paper Program
     In the first quarter of 2006, the Company entered into $14.0 billion of bank credit agreements, consisting of an amended and restated $6.0 billion senior unsecured five-year revolving credit facility maturing February 15, 2011 (the “Cable Revolving Facility”), a $4.0 billion five-year term loan facility maturing February 21, 2011 (the “Five-Year Term Facility”) and a $4.0 billion three-year term loan facility maturing February 24, 2009 (the “Three-Year Term Facility” and, together with the Five-Year Term Facility, the “Term Facilities”). The Term Facilities, together with the Cable Revolving Facility, are referred to as the “Cable Facilities.” Collectively, the Cable Facilities refinanced $4.0 billion of previously existing committed bank financing, and $2.0 billion of the Cable Revolving Facility and $8.0 billion of the Term Facilities were used to finance, in part, the cash portions of the Transactions. The Cable Facilities are guaranteed by TWE and TW NY Holding (or, in the case of the Three-Year Term Facility, was guaranteed by TWE and TW NY Holding, as discussed below).
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
     Borrowings under the Cable Revolving Facility bear interest at a rate based on the credit rating of TWC, which rate was LIBOR plus 0.27% per annum at September 30, 2007. In addition, TWC is required to pay a facility fee on the aggregate commitments under the Cable Revolving Facility at a rate determined by the credit rating of TWC, which rate was 0.08% per annum at September 30, 2007. TWC may also incur an additional usage fee of 0.10% per annum on the outstanding loans and other extensions of credit under the Cable Revolving Facility if and when such amounts exceed 50% of the aggregate commitments thereunder. Borrowings under the Five-Year Term Facility accrue interest at a rate based on the credit rating of TWC, which rate was LIBOR plus 0.40% per annum at September 30, 2007.
     The Cable Revolving Facility provides same-day funding capability and a portion of the commitment, not to exceed $500 million at any time, may be used for the issuance of letters of credit. The Cable Revolving Facility and the Five-Year Term Facility contain a maximum leverage ratio covenant of 5.0 times the consolidated EBITDA of TWC. The terms and related financial metrics associated with the leverage ratio are defined in the applicable agreements. At September 30, 2007, TWC was in compliance with the leverage covenant, with a leverage ratio, calculated in accordance with the agreements, of approximately 2.5 times. The Cable Revolving Facility and the Five-Year Term Facility do not contain any credit ratings-based defaults or covenants or any ongoing covenant or representations specifically relating to a material adverse change in the financial condition or results of operations of Time Warner or TWC. Borrowings under the Cable Revolving Facility may be used for general corporate purposes and unused credit is available to support borrowings under TWC’s commercial paper program.
     In addition to the Cable Revolving Facility and the Five-Year Term Facility, TWC maintains a $6.0 billion unsecured commercial paper program (the “CP Program”) that is also guaranteed by TW NY Holding and TWE. Commercial paper issued under the CP Program is supported by unused committed capacity under the Cable Revolving Facility and ranks pari passu with other unsecured senior indebtedness of TWC, TWE and TW NY Holding. As a result of recent market volatility in the U.S. debt markets, including the dislocation of the overall commercial paper market, TWC has decreased the amount of commercial paper outstanding under the CP Program, and has offset this decrease by increasing borrowings outstanding under the Cable Revolving Facility.
     As of September 30, 2007, there were borrowings of $3.045 billion outstanding under the Five-Year Term Facility, borrowings of $1.800 billion and letters of credit totaling $135 million outstanding under the

TIME WARNER CABLE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
Cable Revolving Facility, and $1.018 billion of commercial paper outstanding under the CP Program. TWC’s available committed capacity under the Cable Revolving Facility as of September 30, 2007 was approximately $3.046 billion, and TWC had $511 million of cash and equivalents on hand.
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
     The following table sets forth the calculation of the TW Leverage Ratio for the twelve months ended September 30, 2007 (in millions, except ratio):

Indebtedness	$14,179
Preferred Membership Units	300
Six times annual rental expense	1,092

Total	$15,571

EBITDAR	$5,742

TW Leverage Ratio	2.71x

     As indicated in the table above, as of September 30, 2007, the TW Leverage Ratio did not exceed 3:1.
6. EQUITY-BASED COMPENSATION
TWC Equity Plan
     On June 8, 2006, the Company’s board of directors approved the Time Warner Cable Inc. 2006 Stock Incentive Plan (the “2006 Plan”) under which awards covering the issuance of up to 100,000,000 shares of TWC Class A common stock may be granted to directors, employees and certain non-employee advisors of TWC. The Company made its first grant of equity awards based on TWC Class A common stock in April 2007. Stock options have been granted under the 2006 Plan with exercise prices equal to the fair market value at the date of grant. Generally, the stock options vest ratably over a four-year vesting period and expire ten years from the date of grant. Certain stock option awards provide for accelerated vesting upon an election to retire pursuant to TWC’s defined benefit retirement plans or after reaching a specified age and years of service. For the nine months ended September 30, 2007, TWC granted approximately 2.9 million options at a weighted-average grant date fair value of $13.33 ($8.00, net of tax) per option. The assumptions presented in the table below represent the weighted-average value of the applicable assumption used to value TWC stock options at their grant date for the nine months ended September 30, 2007.

TIME WARNER CABLE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Expected volatility	24.1%
Expected term to exercise from grant date	6.59 years
Risk-free rate	4.7%
Expected dividend yield	0.0%
     Under the 2006 Plan, the Company also granted restricted stock units (“RSUs”), which generally vest over a four-year period from the date of grant. Certain RSU awards provide for accelerated vesting upon an election to retire pursuant to TWC’s defined benefit retirement plans or after reaching a specified age and years of service. Shares of TWC Class A common stock will generally be issued in connection with the vesting of an RSU. RSUs awarded to non-employee directors are not subject to vesting restrictions and the shares underlying the RSUs will be issued in connection with a director’s termination of service as a director. For the nine months ended September 30, 2007, TWC granted approximately 2.1 million RSUs at a weighted-average grant date fair value of $37.07 per RSU.
     Compensation expense recognized for TWC equity-based compensation plans for the three and nine months ended September 30, 2007 is as follows (in millions):

	Three Months Ended September 30,	Nine Months Ended September 30,
	2007	2007
Compensation cost recognized:
Stock options	$2	$12
Restricted stock units	5	24

Total impact on Operating Income	$7	$36

Tax benefit recognized	$2	$14

Time Warner Equity Plans
     Historically, Time Warner granted options to purchase Time Warner common stock under its equity plans to employees of TWC. Upon TWC becoming a public company, Time Warner ceased making equity awards under its equity plans to employees of TWC. The options granted by Time Warner to employees of TWC were granted with exercise prices equal to, or in excess of, the fair market value at the date of grant. Generally, the options vest ratably over a four-year vesting period and expire ten years from the date of grant. Certain option awards provide for accelerated vesting upon an election to retire pursuant to TWC’s defined benefit retirement plans or after reaching a specified age and years of service. For the nine months ended September 30, 2006, Time Warner granted approximately 8.8 million options to employees of TWC at a weighted-average grant date fair value of $4.47 ($2.68, net of tax) per option. For the nine months ended September 30, 2007, no Time Warner options were granted to TWC employees. The assumptions presented in the table below represent the weighted-average value of the applicable assumption used to value stock options at their grant date for the nine months ended September 30, 2006.

Expected volatility	22.2%
Expected term to exercise from grant date	5.07 years
Risk-free rate	4.6%
Expected dividend yield	1.1%
     Time Warner also granted shares of Time Warner common stock or RSUs, which generally vest between three to five years from the date of grant, to employees of TWC pursuant to Time Warner’s equity plans. Certain RSU awards provide for accelerated vesting upon an election to retire pursuant to TWC’s defined benefit retirement plans or after reaching a specified age and years of service. For the nine months ended September 30, 2006, Time Warner issued approximately 429,000 RSUs to employees of TWC and

TIME WARNER CABLE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
its subsidiaries at a weighted-average grant date fair value of $17.40 per RSU. For the nine months ended September 30, 2007, no Time Warner RSUs were issued to TWC employees.
     Compensation expense recognized for Time Warner equity-based compensation plans for the three and nine months ended September 30, 2007 and 2006 is as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Compensation cost recognized:
Stock options	$4	$6	$12	$24
Restricted stock and restricted stock units	—	—	1	3

Total impact on Operating Income	$4	$6	$13	$27

Tax benefit recognized	$2	$2	$6	$11

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006

Service cost	$19	$15	$54	$46
Interest cost	17	15	51	44
Expected return on plan assets	(21)	(18)	(67)	(55)
Amounts amortized	2	7	9	22

Net periodic benefit costs(a)	$17	$19	$47	$57

(a)
On August 1, 2007, the former employees of Adelphia and Comcast who became employees of TWC became eligible to participate in the Pension Plans, which resulted in a new measurement of those plans as of that date. The impact of the new measurement on these plans as of August 1, 2007 will result in an increase in pension expense of $4 million over the last five months of 2007.

     After considering the funded status of the Company’s defined benefit pension plans, movements in the discount rate, investment performance and related tax consequences, the Company may choose to make contributions to its pension plans in any given year. There currently are no minimum required contributions and no discretionary or noncash contributions are currently planned.
8. COMMITMENTS AND CONTINGENCIES
Legal Proceedings
     On September 20, 2007, Brantley, et al. v. NBC Universal, Inc., et al. was filed in the U.S. District Court for the Central District of California against the Company and Time Warner. The complaint, which also names as defendants several other programming content providers (collectively, the “programmer defendants”) as well as other cable and satellite providers (collectively, the “distributor defendants”), alleges violations of Sections 1 and 2 of the Sherman Antitrust Act. Among other things, the complaint alleges coordination between and among the programmer defendants to sell and/or license programming on

TIME WARNER CABLE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
a “bundled” basis to the distributor defendants, who in turn purportedly offer that programming to subscribers in packaged tiers, rather than on a per channel (or “à la carte”) basis. Plaintiffs, who seek to represent a purported nationwide class of cable and satellite subscribers, demand, among other things, unspecified treble monetary damages and an injunction to compel the offering of channels to subscribers on an “à la carte” basis. The Company intends to defend against this lawsuit vigorously, but is unable to predict the outcome of this suit or reasonably estimate a range of possible loss.
     On May 20, 2006, America Channel LLC (“America Channel”) filed a lawsuit in U.S. District Court for the District of Minnesota against both TWC and Comcast alleging that the purchase of Adelphia by Comcast and TWC would injure competition in the cable system and cable network markets and violate the federal antitrust laws. The lawsuit sought monetary damages as well as an injunction blocking the Adelphia Acquisition. The United States Bankruptcy Court for the Southern District of New York issued an order enjoining America Channel from pursuing injunctive relief in the District of Minnesota and ordering that America Channel’s efforts to enjoin the transaction could only be heard in the Southern District of New York, where the Adelphia bankruptcy is pending. America Channel’s appeal of this order was dismissed on October 10, 2006, and its claim for injunctive relief should now be moot. However, America Channel announced its intention to proceed with its damages case in the District of Minnesota. On September 19, 2006, the Company filed a motion to dismiss this action, which was granted on January 17, 2007 with leave to replead. On February 5, 2007, America Channel filed an amended complaint. TWC filed a motion to dismiss the amended complaint on April 10, 2007, which motion was granted on June 28, 2007. America Channel filed a notice of appeal of the dismissal of its amended complaint on July 9, 2007. On October 26, 2007, the parties submitted a stipulation to dismiss the appeal with prejudice and, on October 30, 2007, the appeal was dismissed to end the lawsuit.
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
     On June 16, 1998, plaintiffs in Andrew Parker and Eric DeBrauwere, et al. v. Time Warner Entertainment Company, L.P. and Time Warner Cable filed a purported nationwide class action in U.S. District Court for the Eastern District of New York claiming that TWE sold its subscribers’ personally identifiable information and failed to inform subscribers of their privacy rights in violation of the Cable Communications Policy Act of 1984 and common law. The plaintiffs seek damages and declaratory and injunctive relief. On August 6, 1998, TWE filed a motion to dismiss, which was denied on September 7, 1999. On December 8, 1999, TWE filed a motion to deny class certification, which was granted on January 9, 2001 with respect to monetary damages, but denied with respect to injunctive relief. On June 2, 2003, the U.S. Court of Appeals for the Second Circuit vacated the District Court’s decision denying class certification as a matter of law and remanded the case for further proceedings on class certification and other matters. On May 4, 2004, plaintiffs filed a motion for class certification, which the Company opposed. On October 25, 2005, the court granted preliminary approval of a class settlement arrangement on terms that were not material to the Company. A final settlement approval hearing was held on May 19, 2006, and on January 26, 2007, the court denied approval of the settlement. The Company intends to defend against this lawsuit vigorously, but is unable to predict the outcome of this suit.

TIME WARNER CABLE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
Certain Patent Litigation
     On September 1, 2006, Ronald A. Katz Technology Licensing, L.P. (“Katz”) filed a complaint in the U.S. District Court for the District of Delaware alleging that TWC and several other cable operators, among other defendants, infringe a number of patents purportedly relating to the Company’s customer call center operations, voicemail and/or VOD services. The plaintiff is seeking unspecified monetary damages as well as injunctive relief. On March 20, 2007, this case, together with other lawsuits filed by Katz, was made subject to a Multidistrict Litigation (“MDL”) Order transferring the case for pretrial proceedings to the U.S. District Court for the Central District of California. The Company intends to defend against this claim vigorously, but is unable to predict the outcome of this suit or reasonably estimate a range of possible loss.
     On July 14, 2006, Hybrid Patents Inc. filed a complaint in the U.S. District Court for the Eastern District of Texas alleging that the Company and a number of other cable operators infringed a patent purportedly relating to high-speed data and IP-based telephony services. The plaintiff is seeking unspecified monetary damages as well as injunctive relief. The Company intends to defend against this claim vigorously, but is unable to predict the outcome of this suit or reasonably estimate a range of possible loss.
     On June 1, 2006, Rembrandt Technologies, LP (“Rembrandt”) filed a complaint in the U.S. District Court for the Eastern District of Texas alleging that the Company and a number of other cable operators infringed several patents purportedly related to a variety of technologies, including high-speed data and IP-based telephony services. In addition, on September 13, 2006, Rembrandt filed a complaint in the U.S. District Court for the Eastern District of Texas alleging that the Company infringes several patents purportedly related to “high-speed cable modem internet products and services.” In each of these cases, the plaintiff is seeking unspecified monetary damages as well as injunctive relief. On June 18, 2007, these cases, along with other lawsuits filed by Rembrandt, were made subject to an MDL Order transferring the case for pretrial proceedings to the U.S. District Court for the District of Delaware. The Company intends to defend against these lawsuits vigorously, but is unable to predict the outcome of these suits or reasonably estimate a range of possible loss.
     On April 26, 2005, Acacia Media Technologies (“AMT”) filed suit against TWC in the U.S. District Court for the Southern District of New York alleging that TWC infringes several patents held by AMT. AMT has publicly taken the position that delivery of broadcast video (except live programming such as sporting events), pay-per-view, VOD and ad insertion services over cable systems infringe its patents. AMT has brought similar actions regarding the same patents against numerous other entities, and all of the previously pending litigations have been made the subject of an MDL Order consolidating the actions for pretrial activity in the U.S. District Court for the Northern District of California. On October 25, 2005, the TWC action was consolidated into the MDL proceedings. The plaintiff is seeking unspecified monetary damages as well as injunctive relief. The Company intends to defend against this lawsuit vigorously, but is unable to predict the outcome of this suit or reasonably estimate a range of possible loss.
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

TIME WARNER CABLE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
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
9. ADDITIONAL FINANCIAL INFORMATION
Other Cash Flow Information
     Additional financial information with respect to cash (payments) and receipts is as follows (in millions):

	Nine Months Ended September 30,
	2007	2006

Cash paid for interest	$(617)	$(458)
Interest income received	7	3

Cash paid for interest, net	$(610)	$(455)

Cash paid for income taxes	$(205)	$(273)
Cash refunds of income taxes	6	4

Cash paid for income taxes, net	$(199)	$(269)

     Noncash financing and investing activities during the nine months ended September 30, 2006 included shares of TWC’s common stock, valued at $5.5 billion, delivered as part of the purchase price for the assets acquired in the Adelphia Acquisition, mandatorily redeemable preferred equity, valued at $2.4 billion, contributed by ATC to TW NY Holding in connection with the TWE Redemption, Urban Cable, with a fair value of $190 million, transferred as part of the Exchange, and cable systems with a fair value of $3.1 billion transferred by TWC in the Redemptions.
     Additional information with respect to capital expenditures from continuing operations is as follows (in millions):

Nine Months
Ended
September 30, 2007

Cash paid for capital expenditures from continuing operations	$(2,415)
Decrease in accruals for capital expenditures	63

Accrual basis capital expenditures from continuing operations	$(2,352)

     The difference between cash paid and accruals for capital expenditures was not material for the nine months ended September 30, 2006.

TIME WARNER CABLE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
Interest Expense, Net
     Interest expense, net consists of (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006

Interest income	$2	$16	$7	$42
Interest expense	(229)	(202)	(688)	(453)

Total interest expense, net	$(227)	$(186)	$(681)	$(411)

Video, High-speed Data and Voice Direct Costs
     Direct costs associated with the video, high-speed data and voice services (included within costs of revenues) consist of (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006

Video	$881	$708	$2,643	$1,749
High-speed data	42	45	125	115
Voice	115	86	338	217

Total direct costs	$1,038	$839	$3,106	$2,081

     The direct costs associated with the video service include video programming costs. The direct costs associated with the high-speed data and voice services include network connectivity and certain other costs.
Other Current Liabilities
     Other current liabilities consists of (in millions):

	September 30,	December 31,
	2007	2006

Accrued compensation and benefits	$267	$275
Accrued franchise fees	149	162
Accrued sales and other taxes	178	136
Accrued insurance	128	66
Accrued interest	208	130
Accrued advertising and marketing support	78	97
Other accrued expenses	236	247

Total other current liabilities	$1,244	$1,113

TIME WARNER CABLE INC.
SUPPLEMENTARY INFORMATION
CONDENSED CONSOLIDATING FINANCIAL STATEMENTS
     Time Warner Entertainment Company, L.P. (“TWE”) and TW NY Cable Holding Inc. (“TW NY Holding” and, together with TWE, the “Guarantor Subsidiaries”) are subsidiaries of Time Warner Cable Inc. (the “Parent Company”). The Guarantor Subsidiaries have fully and unconditionally, jointly and severally, directly or indirectly, guaranteed the debt issued by the Parent Company in its 2007 registered exchange offer. The Parent Company owns 100% of the voting interests, directly or indirectly, of both TWE and TW NY Holding.
     The Securities and Exchange Commission’s rules require that condensed consolidating financial information be provided for subsidiaries that have guaranteed debt of a registrant issued in a public offering, where each such guarantee is full and unconditional and where the voting interests of the subsidiaries are 100% owned by the registrant. Set forth below are condensed consolidating financial statements presenting the financial position, results of operations, and cash flows of (i) the Parent Company, (ii) the Guarantor Subsidiaries on a combined basis (as such guarantees are joint and several), (iii) the direct and indirect non-guarantor subsidiaries of the Parent Company (the “Non-Guarantor Subsidiaries”) on a combined basis and (iv) the eliminations necessary to arrive at the information for Time Warner Cable Inc. on a consolidated basis.
     There are no legal or regulatory restrictions on the Parent Company’s ability to obtain funds from any of its subsidiaries through dividends, loans or advances.
     These condensed consolidating financial statements should be read in conjunction with the consolidated financial statements of Time Warner Cable Inc.
Basis of Presentation
     In presenting the condensed consolidating financial statements, the equity method of accounting has been applied to (i) the Parent Company’s interests in the Guarantor Subsidiaries and the Non-Guarantor Subsidiaries and (ii) the Guarantor Subsidiaries’ interests in the Non-Guarantor Subsidiaries, where applicable, even though all such subsidiaries meet the requirements to be consolidated under U.S. generally accepted accounting principles. All intercompany balances and transactions between the Parent Company, the Guarantor Subsidiaries and the Non-Guarantor Subsidiaries have been eliminated, as shown in the column “Eliminations.”
     The accounting bases in all subsidiaries, including goodwill and identified intangible assets, have been allocated to the applicable subsidiaries.
     Time Warner Cable Inc. is not a separate taxable entity for U.S. federal and various state income tax purposes and its results are included in the consolidated U.S. federal and certain state income tax returns of Time Warner Inc. In the condensed consolidating financial statements, tax expense has been presented based on each subsidiary’s legal entity basis. Deferred taxes of the Parent Company, the Guarantor Subsidiaries and the Non-Guarantor Subsidiaries have been presented based upon the temporary differences between the carrying amounts of the respective assets and liabilities of the applicable entities.
     Costs incurred by the Parent Company, the Guarantor Subsidiaries or the Non-Guarantor Subsidiaries are allocated to the various entities based on the relative usage of such expenses.

TIME WARNER CABLE INC.
SUPPLEMENTARY INFORMATION
CONDENSED CONSOLIDATING FINANCIAL STATEMENTS—(Continued)
Consolidating Balance Sheet
September 30, 2007
(Unaudited)

			Non-
	Parent	Guarantor	Guarantor		TWC
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
			(in millions)
ASSETS
Current assets
Cash and equivalents(a)	$506	$2,916	$—	$(2,911)	$511
Receivables, net	1	236	521	—	758
Receivables from affiliated parties	591	3	310	(903)	1
Other current assets	12	35	73	—	120

Total current assets	1,110	3,190	904	(3,814)	1,390
Investments in and amounts due (to) from consolidated subsidiaries	50,168	22,921	9,552	(82,641)	—
Investments	15	36	682	—	733
Property, plant and equipment, net	—	3,074	9,381	—	12,455
Intangible assets subject to amortization, net	—	5	767	—	772
Intangible assets not subject to amortization	—	8,150	30,807	—	38,957
Goodwill	4	4	2,118	—	2,126
Other assets	137	4	19	—	160

Total assets	$51,434	$37,384	$54,230	$(86,455)	$56,593

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$—	$38	$263	$—	$301
Deferred revenue and subscriber-related liabilities	—	64	121	—	185
Payables to affiliated parties	—	363	706	(903)	166
Accrued programming expense	—	304	196	—	500
Other current liabilities	161	486	597	—	1,244
Current liabilities of discontinued operations	—	5	4	—	9

Total current liabilities	161	1,260	1,887	(903)	2,405
Long-term debt	10,838	3,340	—	—	14,178
Mandatorily redeemable preferred membership units issued by a subsidiary	—	—	300	—	300
Mandatorily redeemable preferred equity issued by a subsidiary	—	2,400	—	(2,400)	—
Deferred income tax obligations, net	13,082	6,870	6,916	(13,741)	13,127
Long-term payables to affiliated parties	2,911	399	8,705	(11,953)	62
Other liabilities	42	184	197	—	423
Noncurrent liabilities of discontinued operations	—	—	1	—	1
Minority interests	—	3,045	—	(1,348)	1,697
Shareholders’ equity
Due (to) from TWC and subsidiaries	—	68	(85)	17	—
Other shareholders’ equity	24,400	19,818	36,309	(56,127)	24,400

Total shareholders’ equity	24,400	19,886	36,224	(56,110)	24,400

Total liabilities and shareholders’ equity	$51,434	$37,384	$54,230	$(86,455)	$56,593

(a)
Cash and equivalents at the Guarantor Subsidiaries primarily represents TWE’s intercompany amounts receivable from TWC under TWC’s internal investment program. Amounts bear interest at TWC’s prevailing commercial paper rates minus 0.025% and are settled daily.

TIME WARNER CABLE INC.
SUPPLEMENTARY INFORMATION
CONDENSED CONSOLIDATING FINANCIAL STATEMENTS—(Continued)
Consolidating Balance Sheet
December 31, 2006
(Unaudited)

			Non-
	Parent	Guarantor	Guarantor		TWC
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
			(in millions)
ASSETS
Current assets
Cash and equivalents(a)	$51	$2,304	$—	$(2,304)	$51
Receivables, net	—	182	450	—	632
Receivables from affiliated parties	306	12	162	(382)	98
Other current assets	12	11	54	—	77
Current assets of discontinued operations	—	26	26	—	52

Total current assets	369	2,535	692	(2,686)	910
Investments in and amounts due (to) from consolidated subsidiaries	49,358	22,281	8,040	(79,679)	—
Investments	4	34	2,034	—	2,072
Property, plant and equipment, net	—	3,239	8,362	—	11,601
Intangible assets subject to amortization, net	—	18	858	—	876
Intangible assets not subject to amortization	—	8,150	29,901	—	38,051
Goodwill	—	2	2,057	—	2,059
Other assets	144	2	28	—	174

Total assets	$49,875	$36,261	$51,972	$(82,365)	$55,743

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$—	$162	$354	$—	$516
Deferred revenue and subscriber-related liabilities	—	54	102	—	156
Payables to affiliated parties	—	226	321	(382)	165
Accrued programming expense	—	263	261	—	524
Other current liabilities	41	442	630	—	1,113
Current liabilities of discontinued operations	—	6	10	—	16

Total current liabilities	41	1,153	1,678	(382)	2,490
Long-term debt	11,077	3,351	—	—	14,428
Mandatorily redeemable preferred membership units issued by a subsidiary	—	—	300	—	300
Mandatorily redeemable preferred equity issued by a subsidiary	—	2,400	—	(2,400)	—
Deferred income tax obligations, net	12,856	6,631	6,677	(13,262)	12,902
Long-term payables to affiliated parties	2,304	297	8,709	(11,173)	137
Other liabilities	33	114	149	—	296
Noncurrent liabilities of discontinued operations	—	—	2	—	2
Minority interests	—	2,826	—	(1,202)	1,624
Shareholders’ equity
Due (to) from TWC and subsidiaries	—	343	(848)	505	—
Other shareholders’ equity	23,564	19,146	35,305	(54,451)	23,564

Total shareholders’ equity	23,564	19,489	34,457	(53,946)	23,564

Total liabilities and shareholders’ equity	$49,875	$36,261	$51,972	$(82,365)	$55,743

(a)
Cash and equivalents at the Guarantor Subsidiaries represents TWE’s intercompany amounts receivable from TWC under TWC’s internal investment program. Amounts bear interest at TWC’s prevailing commercial paper rates minus 0.025% and are settled daily.

TIME WARNER CABLE INC.
SUPPLEMENTARY INFORMATION
CONDENSED CONSOLIDATING FINANCIAL STATEMENTS—(Continued)
Consolidating Statement of Operations
Three Months Ended September 30, 2007
(Unaudited)

			Non-
	Parent	Guarantor	Guarantor		TWC
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
			(in millions)
Revenues	$—	$818	$3,226	$(43)	$4,001

Costs of revenues	—	400	1,533	(43)	1,890
Selling, general and administrative	1	150	528	—	679
Depreciation	—	156	527	—	683
Amortization	—	—	64	—	64
Merger-related and restructuring costs	—	1	3	—	4

Total costs and expenses	1	707	2,655	(43)	3,320

Operating Income (Loss)	(1)	111	571	—	681
Equity in pretax income (loss) of consolidated subsidiaries	487	298	(45)	(740)	—
Interest expense, net	(70)	(119)	(38)	—	(227)
Income (loss) from equity investments, net	(3)	1	(1)	—	(3)
Minority interest income (expense), net	—	4	—	(42)	(38)
Other income, net	1	—	—	—	1

Income before income taxes	414	295	487	(782)	414
Income tax provision	(166)	(116)	(120)	236	(166)

Net income	$248	$179	$367	$(546)	$248

TIME WARNER CABLE INC.
SUPPLEMENTARY INFORMATION
CONDENSED CONSOLIDATING FINANCIAL STATEMENTS—(Continued)
Consolidating Statement of Operations
Three Months Ended September 30, 2006
(Unaudited)

			Non-
	Parent	Guarantor	Guarantor		TWC
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
			(in millions)
Revenues	$—	$819	$2,419	$(29)	$3,209

Costs of revenues	—	399	1,125	(29)	1,495
Selling, general and administrative	1	186	386	—	573
Depreciation	—	149	364	—	513
Amortization	—	17	39	—	56
Merger-related and restructuring costs	—	(2)	24	—	22

Total costs and expenses	1	749	1,938	(29)	2,659

Operating Income (Loss)	(1)	70	481	—	550
Equity in pretax income (loss) of consolidated subsidiaries	420	292	(78)	(634)	—
Interest expense, net	(49)	(118)	(19)	—	(186)
Income from equity investments, net	1	—	36	—	37
Minority interest income (expense), net	—	24	—	(54)	(30)

Income before income taxes and discontinued operations	371	268	420	(688)	371
Income tax provision	(145)	(108)	(113)	221	(145)

Income before discontinued operations	226	160	307	(467)	226
Discontinued operations, net of tax	954	38	127	(165)	954

Net income	$1,180	$198	$434	$(632)	$1,180

TIME WARNER CABLE INC.
SUPPLEMENTARY INFORMATION
CONDENSED CONSOLIDATING FINANCIAL STATEMENTS—(Continued)
Consolidating Statement of Operations
Nine Months Ended September 30, 2007
(Unaudited)

			Non-
	Parent	Guarantor	Guarantor		TWC
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
			(in millions)
Revenues	$—	$2,554	$9,437	$(125)	$11,866

Costs of revenues	—	1,246	4,524	(125)	5,645
Selling, general and administrative	1	419	1,602	—	2,022
Depreciation	—	484	1,517	—	2,001
Amortization	—	16	191	—	207
Merger-related and restructuring costs	—	9	11	—	20

Total costs and expenses	1	2,174	7,845	(125)	9,895

Operating Income (Loss)	(1)	380	1,592	—	1,971
Equity in pretax income (loss) of consolidated subsidiaries	1,533	918	(111)	(2,340)	—
Interest expense, net	(202)	(375)	(104)	—	(681)
Income (loss) from equity investments, net	(7)	1	10	—	4
Minority interest expense, net	—	(3)	—	(114)	(117)
Other (income) expense, net	(2)	—	146	—	144

Income before income taxes	1,321	921	1,533	(2,454)	1,321
Income tax provision	(525)	(366)	(376)	742	(525)

Net income	$796	$555	$1,157	$(1,712)	$796

TIME WARNER CABLE INC.
SUPPLEMENTARY INFORMATION
CONDENSED CONSOLIDATING FINANCIAL STATEMENTS—(Continued)
Consolidating Statement of Operations
Nine Months Ended September 30, 2006
(Unaudited)

			Non-
	Parent	Guarantor	Guarantor		TWC
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
			(in millions)
Revenues	$—	$2,417	$5,808	$(109)	$8,116

Costs of revenues	—	1,171	2,635	(109)	3,697
Selling, general and administrative	2	480	974	—	1,456
Depreciation	—	437	844	—	1,281
Amortization	—	47	46	—	93
Merger-related and restructuring costs	—	13	30	—	43

Total costs and expenses	2	2,148	4,529	(109)	6,570

Operating Income (Loss)	(2)	269	1,279	—	1,546
Equity in pretax income (loss) of consolidated subsidiaries	1,245	773	(142)	(1,876)	—
Interest income (expense), net	(100)	(339)	28	—	(411)
Income (loss) from equity investments, net	(1)	—	80	—	79
Minority interest income (expense), net	—	34	—	(107)	(73)
Other income, net	—	1	—	—	1

Income before income taxes, discontinued operations and cumulative effect of accounting change	1,142	738	1,245	(1,983)	1,142
Income tax provision	(452)	(299)	(310)	609	(452)

Income before discontinued operations and cumulative effect of accounting change	690	439	935	(1,374)	690
Discontinued operations, net of tax	1,018	58	221	(279)	1,018
Cumulative effect of accounting change, net of tax	2	1	3	(4)	2

Net income	$1,710	$498	$1,159	$(1,657)	$1,710

TIME WARNER CABLE INC.
SUPPLEMENTARY INFORMATION
CONDENSED CONSOLIDATING FINANCIAL STATEMENTS—(Continued)
Consolidating Statement of Cash Flows
Nine Months Ended September 30, 2007
(Unaudited)

			Non-
	Parent	Guarantor	Guarantor		TWC
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
			(in millions)
OPERATING ACTIVITIES
Net income	$796	$555	$1,157	$(1,712)	$796
Adjustments for noncash and nonoperating items:
Depreciation and amortization	—	500	1,708	—	2,208
Pretax gain on sale of 50% equity interest in Houston Pool of TKCCP	—	—	(146)	—	(146)
Excess (deficiency) of distributions over equity in pretax income of consolidated subsidiaries	(1,533)	(918)	111	2,340	—
Income from equity investments, net of cash distributions	7	14	7	(15)	13
Minority interest expense	—	3	—	114	117
Deferred income taxes	225	245	245	(490)	225
Equity-based compensation	—	49	—	—	49
Changes in operating assets and liabilities, net of acquisitions	(129)	253	(176)	—	(52)
Adjustments relating to discontinued operations	—	25	18	—	43

Cash provided (used) by operating activities	(634)	726	2,924	237	3,253

INVESTING ACTIVITIES
Investments and acquisitions, net of cash acquired and distributions received	(21)	(4)	15	—	(10)
Investment in Wireless Joint Venture	—	—	(30)	—	(30)
Capital expenditures from continuing operations	—	(596)	(1,819)	—	(2,415)
Proceeds from disposal of property, plant and equipment	—	1	6	—	7

Cash used by investing activities	(21)	(599)	(1,828)	—	(2,448)

FINANCING ACTIVITIES
Borrowings (repayments), net	(422)	—	—	(607)	(1,029)
Borrowings	7,683	—	—	—	7,683
Repayments	(6,921)	—	—	—	(6,921)
Changes in due (to) from parent and investment in subsidiary	764	504	(1,031)	(237)	—
Excess tax benefit from exercise of stock options	6	—	—	—	6
Principal payments on capital leases	—	—	(3)	—	(3)
Distributions to owners, net	—	(19)	(1)	—	(20)
Other	—	—	(61)	—	(61)

Cash provided (used) by financing activities	1,110	485	(1,096)	(844)	(345)

INCREASE IN CASH AND EQUIVALENTS	455	612	—	(607)	460
CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	51	2,304	—	(2,304)	51

CASH AND EQUIVALENTS AT END OF PERIOD	$506	$2,916	$—	$(2,911)	$511

TIME WARNER CABLE INC.
SUPPLEMENTARY INFORMATION
CONDENSED CONSOLIDATING FINANCIAL STATEMENTS—(Continued)
Consolidating Statement of Cash Flows
Nine Months Ended September 30, 2006
(Unaudited)

			Non-
	Parent	Guarantor	Guarantor		TWC
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
			(in millions)
OPERATING ACTIVITIES
Net income	$1,710	$498	$1,159	$(1,657)	$1,710
Adjustments for noncash and nonoperating items:
Cumulative effect of accounting change, net of tax	(2)	(1)	(3)	4	(2)
Depreciation and amortization	—	484	890	—	1,374
Excess (deficiency) of distributions over equity in pretax income of consolidated subsidiaries	(1,245)	(773)	142	1,876	—
(Income) loss from equity investments, net of cash distributions	1	—	(80)	—	(79)
Minority interest (income) expense	—	(34)	—	107	73
Deferred income taxes	120	35	35	(70)	120
Equity-based compensation	—	27	—	—	27
Changes in operating assets and liabilities, net of acquisitions	60	377	(170)	—	267
Adjustments relating to discontinued operations	(1,018)	(8)	(145)	242	(929)

Cash provided (used) by operating activities	(374)	605	1,828	502	2,561

INVESTING ACTIVITIES
Investments and acquisitions, net of cash acquired and distributions received	(8,712)	(1)	(9,101)	8,555	(9,259)
Investment in Wireless Joint Venture	—	—	(182)	—	(182)
Capital expenditures from continuing operations	—	(618)	(1,102)	—	(1,720)
Capital expenditures from discontinued operations	—	(34)	(22)	—	(56)
Proceeds from disposal of property, plant and equipment	—	2	4	—	6

Cash used by investing activities	(8,712)	(651)	(10,403)	8,555	(11,211)

FINANCING ACTIVITIES
Borrowings (repayments), net	154	—	—	161	315
Borrowings	9,900	—	8,702	(8,702)	9,900
Changes in due (to) from parent and investment in subsidiary	877	52	(427)	(502)	—
Issuance of mandatorily redeemable preferred membership units	—	—	300	—	300
Redemption of Comcast’s interest in TWC	(1,857)	(147)	—	147	(1,857)
Distributions to owners, net	—	(20)	—	—	(20)

Cash provided (used) by financing activities	9,074	(115)	8,575	(8,896)	8,638

DECREASE IN CASH AND EQUIVALENTS	(12)	(161)	—	161	(12)
CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	12	873	—	(873)	12

CASH AND EQUIVALENTS AT END OF PERIOD	$—	$712	$—	$(712)	$—

Part II. Other Information
Item 1. Legal Proceedings.
     On September 20, 2007, Brantley, et al. v. NBC Universal, Inc., et al. was filed in the U.S. District Court for the Central District of California against the Company and Time Warner. The complaint, which also names as defendants several other programming content providers (collectively, the “programmer defendants”) as well as other cable and satellite providers (collectively, the “distributor defendants”), alleges violations of Sections 1 and 2 of the Sherman Antitrust Act. Among other things, the complaint alleges coordination between and among the programmer defendants to sell and/or license programming on a “bundled” basis to the distributor defendants, who in turn purportedly offer that programming to subscribers in packaged tiers, rather than on a per channel (or “à la carte”) basis. Plaintiffs, who seek to represent a purported nationwide class of cable and satellite subscribers, demand, among other things, unspecified treble monetary damages and an injunction to compel the offering of channels to subscribers on an “à la carte” basis. The Company intends to defend against this lawsuit vigorously, but is unable to predict the outcome of this suit or reasonably estimate a range of possible loss.
     Reference is made to the lawsuit filed by the America Channel LLC (“America Channel”) described on page 49 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, page 44 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007, and page 49 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007. America Channel filed a notice of appeal of the dismissal of its amended complaint on July 9, 2007. On October 26, 2007, the parties submitted a stipulation to dismiss the appeal with prejudice and, on October 30, 2007, the appeal was dismissed to end the lawsuit.
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
Chief Financial Officer
Date: November 7, 2007

EXHIBIT INDEX
Pursuant to Item 601 of Regulation S-K

Exhibit No.	Description of Exhibit

31.1
Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007.

31.2
Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007.

32
Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007. †

†
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