Form 10-K
period 2007-12-31
TIME WARNER CABLE INC.
filed 2008-02-22
CIK 1377013

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

Commission file number 001-33335

TIME WARNER CABLE INC.
(Exact name of registrant as specified in its charter)

Delaware	84-1496755
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

One Time Warner Center
North Tower
New York, New York 10019
(Address of principal executive offices) (Zip Code)

(212) 364-8200
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Class A Common Stock, par value $0.01	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐     No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐     No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☑ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

As of the close of business on February 15, 2008, there were 901,937,844 shares of the registrant’s Class A Common Stock and 75,000,000 shares of the registrant’s Class B Common Stock outstanding. The aggregate market value of the registrant’s voting and non-voting common equity securities held by non-affiliates of the registrant (based upon the closing price of such shares on the New York Stock Exchange on June 29, 2007) was approximately $6.1 billion.

DOCUMENTS INCORPORATED BY REFERENCE

Description of document	Part of the Form 10-K

Portions of the definitive Proxy Statement to be used in connection with the registrant’s 2008 Annual Meeting of Stockholders	Part III (Item 10 through Item 14) (Portions of Items 10 and 12 are not incorporated by reference and are provided herein)

PART I
Item 1. Business.
Item 1A. Risk Factors.
Item 2. Properties.
Item 3. Legal Proceedings.
Item 4. Submission of Matters to a Vote of Security Holders.
EXECUTIVE OFFICERS OF THE COMPANY
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
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
Item 8. Financial Statements and Supplementary Data.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
Item 9A. Controls and Procedures.
Item 9B. Other Information.
PART III
Items 10, 11, 12, 13 and 14.Directors, Executive Officers and Corporate Governance; Executive Compensation; Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters; Certain Relationships and Related Transactions and Director Independence; Principal Accountant Fees and Services.
PART IV
Item 15. Exhibits and Financial Statements Schedules.
SIGNATURES
TIME WARNER CABLE INC. INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND OTHER FINANCIAL INFORMATION
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
EXHIBIT INDEX
EX-10.28 FIRST AMENDMENT, EMPLOYMENT AGREEMENT GLENN A. BRITT
EX-10.29 EMPLOYMENT AGREEMENT/LANDEL C. HOBBS
EX-10.31 FIRST AMENDMENT, EMPLOYMENT AGREEMENT/ROBERT D. MARCUS
EX-10.33 FIRST AMENDMENT, EMPLOYMENT AGREEMENT / MICHAEL LAJOIE
EX-10.40 FORM OF RESTRICTED STOCK UNITS AGREEMENT
EX-10.41 FORM OF RESTRICTED STOCK UNITS AGREEMENT
EX-21 SUBSIDIARIES OF THE COMPANY
EX-23 CONSENT OF ERNST & YOUNG LLP
EX-31.1 SECTION 302, CERTIFICATION OF THE PEO
EX-31.2 SECTION 302, CERTIFICATION OF THE PFO
EX-32 SECTION 906, CERTIFICATION OF THE PEO AND PFO

PART I

Item 1.	Business.

Overview

Time Warner Cable Inc. (together with its subsidiaries, “TWC” or the “Company”) is the second-largest cable operator in the U.S., with technologically advanced, well-clustered systems located mainly in five geographic areas—New York state (including New York City), the Carolinas, Ohio, southern California (including Los Angeles) and Texas. As of December 31, 2007, TWC served approximately 14.6 million customers who subscribed to one or more of its video, high-speed data and voice services, representing approximately 32.1 million revenue generating units (“RGUs”), which reflects the total of all TWC basic video, digital video, high-speed data and voice service subscribers.

As of December 31, 2007, TWC served approximately 13.3 million basic video subscribers. Of those, approximately 8.0 million (or 61%) received some portion of their video services via digital transmissions (“digital video subscribers”). Also, as of December 31, 2007, TWC served approximately 7.6 million residential high-speed data subscribers (or 29% of estimated high-speed data service-ready homes), approximately 2.9 million Digital Phone subscribers (or 12% of estimated voice service-ready homes), and 280,000 commercial high-speed data subscribers. TWC markets its services separately and as “bundled” packages of multiple services and features. As of December 31, 2007, 48% of TWC’s customers subscribed to two or more of its primary services, including 16% of its customers who subscribed to all three primary services. Historically, TWC has focused primarily on residential customers, while also selling video, high-speed data and commercial networking and transport services to commercial customers. Recently, TWC has begun selling voice services to small- and medium-sized businesses as part of an increased emphasis on its commercial business. In addition to its video, high-speed data and voice services, TWC sells advertising time to a variety of national, regional and local businesses.

On July 31, 2006, Time Warner NY Cable LLC (“TW NY”), a subsidiary of TWC, and Comcast Corporation (together with its subsidiaries, “Comcast”) completed their respective acquisitions of assets comprising in the aggregate substantially all of the cable assets of Adelphia Communications Corporation (“Adelphia”) (the “Adelphia Acquisition”). Immediately prior to the Adelphia Acquisition, TWC and Time Warner Entertainment Company, L.P. (“TWE”), a subsidiary of TWC, redeemed Comcast’s interests in TWC and TWE, respectively (the “TWC Redemption” and the “TWE Redemption,” respectively, and collectively, the “Redemptions”). In addition, immediately after the Adelphia Acquisition, TW NY exchanged certain cable systems with Comcast (the “Exchange” and collectively with the Adelphia Acquisition and the Redemptions, the “Transactions”). On February 13, 2007, Adelphia’s Chapter 11 reorganization plan became effective and, under applicable securities law regulations and provisions of the U.S. bankruptcy code, TWC became a public company subject to the requirements of the Securities Exchange Act of 1934, as amended (“the Exchange Act”). Under the terms of the reorganization plan, during 2007, substantially all of the shares of TWC Class A common stock, par value $.01 per share (“TWC Class A common stock”), that Adelphia received as part of the payment for the systems TW NY acquired from Adelphia were distributed to Adelphia’s creditors. On March 1, 2007, TWC’s Class A common stock began trading on the New York Stock Exchange under the symbol “TWC.” For additional information about these transactions, see “—The 2006 Transactions with Adelphia and Comcast.” Time Warner Inc. (“Time Warner”) currently owns approximately 84.0% of the common stock of TWC (representing a 90.6% voting interest) and consolidates the financial results of TWC’s operations. Time Warner also owns 12.43% of the non-voting common stock of a subsidiary of TWC.

For periods presented prior to January 1, 2007, the subscriber data contained in Part I of this Report include subscribers in certain managed, but unconsolidated, cable systems located in Kansas City, south and west Texas and New Mexico (the “Kansas City Pool”), which were distributed to TWC by Texas and Kansas City Cable Partners, L.P. (“TKCCP”) effective January 1, 2007. The results of the Kansas City Pool were consolidated by TWC on January 1, 2007. For additional information with respect to the distribution of the assets of TKCCP to its partners on January 1, 2007, see “Management’s Discussion and Analysis of Results of Operations and Financial Condition—Overview—Recent Developments—TKCCP Joint Venture.”

Recent Developments

On February 6, 2008, Time Warner announced that it has commenced a review of its ownership interest in TWC. Time Warner has initiated discussions with TWC regarding a possible change in such ownership.

Caution Concerning Forward-Looking Statements and Risk Factors

This Annual Report on Form 10-K includes certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are based on management’s current expectations and beliefs and are inherently susceptible to uncertainty and changes in circumstances. Actual results may vary materially from the expectations contained herein due to changes in economic, business, competitive, technological and/or regulatory factors and other factors affecting the operation of TWC’s business. For more detailed information about these factors, and risk factors with respect to the Company’s operations, see Item 1A, “Risk Factors,” below and “Caution Concerning Forward-Looking Statements” in “Management’s Discussion and Analysis of Results of Operations and Financial Condition” in the financial section of this report. TWC is under no obligation to, and expressly disclaims any obligation to, update or alter its forward-looking statements whether as a result of such changes, new information, subsequent events or otherwise.

Available Information and Website

Although TWC and its predecessors have been in the cable business for over 30 years in various legal forms, Time Warner Cable Inc. was incorporated as a Delaware corporation on March 21, 2003. TWC’s annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to such reports filed with or furnished to the Securities and Exchange Commission (“SEC”) pursuant to Section 13(a) or 15(d) of the Exchange Act are available free of charge on the Company’s website at www.timewarnercable.com as soon as reasonably practicable after such reports are electronically filed with the SEC.

Corporate Structure

The following chart illustrates TWC’s corporate structure as of December 31, 2007. The subscriber and RGU numbers, long-term debt and preferred equity balances presented below are approximate as of December 31, 2007. Certain intermediate entities and certain preferred interests held by TWC or subsidiaries of TWC are not reflected. The subscriber and RGU counts within each entity indicate the number of basic video subscribers and RGUs attributable to cable systems owned by such entity. Basic video subscriber numbers reflect billable subscribers who receive at least TWC’s basic video service. RGUs reflect the total of all TWC basic video, digital video, high-speed data, Digital Phone and circuit-switched telephone service customers.

(1)	The principal amount of TWE’s debt securities excludes an unamortized fair value adjustment of $126 million.
(2)	TWC is also the obligor under an intercompany loan from TWE with an aggregate principal amount of $3.4 billion.
(3)	TW NY is also the obligor under an intercompany loan from TWC with an aggregate principal amount of $8.7 billion.
(4)	The subscribers, RGUs and economic ownership interests listed in the chart for Time Warner Entertainment-Advance/Newhouse Partnership (“TWE-A/N”) relate only to those TWE-A/N systems in which TWC has an economic interest and over which TWC exercises day-to-day supervision. See “—Operating Partnerships and Joint Ventures—TWE-A/N Partnership Agreement” for a more detailed description of the TWE-A/N capital structure.

Services

TWC offers video, high-speed data and voice services over its broadband cable systems.

Residential Services

Video Services

Programming tiers.  TWC offers three main levels or “tiers” of video programming—Basic Service Tier (“BST”), Expanded Basic Service Tier (“CPST”) and Digital Basic Service Tier (“DBT”). BST generally includes broadcast television signals, satellite-delivered broadcast networks and superstations, local origination channels, and public access, educational and government channels. CPST enables BST subscribers to add national, regional and local cable news, entertainment and other specialty networks, such as CNN, A&E, ESPN, CNBC and MTV. In certain areas, BST and CPST also include proprietary local programming devoted to the communities TWC serves, including 24-hour local news channels in a number of cities. Together, BST and CPST provide customers with approximately 70 channels. DBT offers subscribers up to 50 additional cable networks, including spin-off and successor networks to national cable services, news networks and niche programming services, such as Discovery Home and MTV2. Generally, subscribers to CPST and DBT can purchase thematically-linked programming tiers, including movies, sports and Spanish language tiers, and subscribers to any tier of video programming can purchase premium services, such as HBO and Showtime, for an additional fee.

TWC’s video subscribers pay a fixed monthly fee based on the video programming tier they receive. Subscribers to specialized tiers and premium services are charged an additional monthly fee, with discounts generally available for the purchase of packages of more than one such service. The rates TWC can charge for its BST service and certain video equipment, including set-top boxes, are subject to regulation under federal law. See “—Regulatory Matters” below.

Transmission technology.  TWC’s customers may receive video service through analog transmissions, a combination of digital and analog transmissions or, in systems where TWC has fully deployed digital simulcast, digital transmissions only. Customers who receive any level of video service via digital transmissions are referred to as “digital video subscribers.” As of December 31, 2007, approximately 61% of TWC’s basic video subscribers were digital video subscribers.

Digital video subscribers using a TWC-provided set-top box generally have access to an interactive program guide, Video on Demand (“VOD”), which is discussed below, music channels and seasonal sports packages. Digital video subscribers who receive premium services generally also receive “multiplex” versions of these services.

The following table presents selected statistical data regarding TWC’s video subscribers:

	December 31,
	2007	2006	2005
	(in thousands, except percentages)

Homes passed(1)	26,526	26,062	16,338
Basic video subscribers(2)	13,251	13,402	9,384
Basic video penetration(3)	50.0%	51.4%	57.4%
Digital video subscribers(4)	8,022	7,270	4,595
Digital video penetration(5)	60.5%	54.2%	49.0%

(1)	Homes passed represent the estimated number of service-ready single residence homes, apartment and condominium units and commercial establishments passed by TWC’s cable systems without further extending the transmission lines.
(2)	Basic video subscriber numbers reflect billable subscribers who receive at least basic video service.
(3)	Basic video penetration represents basic video subscribers as a percentage of homes passed.
(4)	Digital video subscriber numbers reflect billable subscribers who receive any level of video service via digital transmissions.
(5)	Digital video penetration represents digital video subscribers as a percentage of basic video subscribers.

On-Demand services.  On-Demand services are available to digital video subscribers using a TWC-provided set-top box. Available On-Demand services include a wide selection of featured movies and special events, for which separate per-use fees are generally charged, and free access to selected movies, programs and program excerpts from cable networks, music videos, local programming and other content. In addition, premium service

(e.g., HBO) subscribers receiving services via a TWC-provided digital set-top box generally have access to the premium service’s On-Demand content without additional fees.

Enhanced TV services.  TWC is expanding the use of VOD technology to introduce additional enhancements to the video experience. For instance, TWC has launched Start Overtm, which allows digital video subscribers using a TWC-provided set-top box to restart select “in progress” programs airing on participating cable networks and broadcast stations directly from the relevant channel, without the ability to fast-forward through commercials. TWC received an Emmytm award in 2007 for its Start Over service. Start Over was available to over one million digital video subscribers as of December 31, 2007, and TWC expects to continue to roll out Start Over in 2008. TWC has begun rolling out other Enhanced TV features such as Look Backtm, which utilizes the Start Over technology to allow viewing of previously aired programs, and Quick Clipstm, which allows customers to view short-form content tied to the cable network or broadcast station then being watched. TWC is also working to make available Catch Up, which will allow customers to view previously aired programs they have missed.

DVRs.  Set-top boxes equipped with digital video recorders (“DVRs”), among other things, enable customers to pause and/or rewind “live” television programs and record programs on the hard drive built into the set-top box. Subscribers pay an additional monthly fee for TWC’s DVR service. As of December 31, 2007, 42%, or approximately 3.4 million, of TWC’s digital video subscribers also subscribed to its DVR service.

HD television.  In its more advanced divisions, TWC offers between 30 and 40 channels of high-definition (“HD”) television, or HDTV, and expects to add additional HD programming during 2008. In most divisions, HD simulcasts (i.e., HD channels that are the same as their standard definition counterparts but for picture quality) are provided at no additional charge, and additional charges apply only for HD channels that do not have standard definition counterparts. In addition to its linear HD channels, TWC also offers VOD programming in HD.

High-speed Data Services

TWC offers residential high-speed data services to nearly all of its homes passed as of December 31, 2007. TWC’s high-speed data services provide customers with a fast, always-on connection to the Internet. High-speed data subscribers connect to TWC’s cable systems using a cable modem, which TWC provides at no charge or which subscribers can purchase on their own. Subscribers pay a flat monthly fee based on the level of service received.

The following table presents selected statistical data regarding TWC’s residential high-speed data subscribers:

	December 31,
	2007	2006	2005
	(in thousands, except percentages)

Homes passed(1)	26,248	25,691	16,227
Residential high-speed data subscribers(2)	7,620	6,644	4,141
Residential high-speed data penetration(3)	29.0%	25.9%	25.5%

(1)	Homes passed represent the estimated number of high-speed data service-ready single residence homes, apartment and condominium units and commercial establishments passed by TWC’s cable systems without further extending the transmission lines.
(2)	Residential high-speed data subscriber numbers reflect billable subscribers who receive TWC’s Road Runnertm high-speed data service or any other residential high-speed data service offered by TWC.
(3)	Residential high-speed data penetration represents residential high-speed data subscribers as a percentage of homes passed.

Road Runner.  TWC offers four tiers of its Road Runner high-speed data service in virtually all of its systems: Turbotm, Standard, Basic and Lite. The tiers offer different speeds at different monthly fees. Turbo offers subscribers speeds of up to 15 mbps downstream.

TWC’s Road Runner service provides communication tools and personalized services, including e-mail, PC security, parental controls, news groups and online radio, without any additional charge. The Road Runner portal provides access to content and media from local, national and international providers and topic-specific channels, including games, news, sports, autos, kids, music, movie listings and shopping sites.

High-speed data services are delivered through TWC’s hybrid fiber coax (“HFC”) network, regional fiber networks that are either owned or leased from third parties and through backbone networks that provide connectivity to the Internet and are operated by third parties. TWC pays fees for leased circuits based on the amount of capacity available to TWC and pays for Internet connectivity based on the amount of data traffic received from and sent over the provider’s backbone network. TWC also has entered into a number of “settlement-free peering” arrangements with affiliated and third-party networks that allow TWC to exchange traffic with those networks without a fee.

In addition to Road Runner, most of TWC’s cable systems provide their high-speed data subscribers with access to the services of certain other on-line providers, including Earthlink.

Voice Services

Digital Phone.  TWC has offered its Digital Phone service broadly since 2004. Under TWC’s primary calling plan, its customers receive unlimited local, in-state and U.S., Canada and Puerto Rico calling and a number of calling features, including call waiting, caller ID and Enhanced 911 (“E911”) services, for a fixed monthly fee. TWC also offers additional calling plans with a variety of calling options that are designed to meet customers’ particular usage patterns, including a local-only calling plan, an unlimited in-state calling plan and an international calling plan.

The following table presents selected statistical data regarding TWC’s Digital Phone subscribers:

	December 31,
	2007	2006	2005
	(in thousands, except percentages)

Homes passed(1)	24,611	16,623	14,308
Digital Phone subscribers(2)	2,895	1,860	998
Digital Phone penetration(3)	11.8%	11.2%	7.0%

(1)	Homes passed represent the estimated number of Digital Phone service-ready single residence homes, apartment and condominium units and commercial establishments passed by TWC’s cable systems without further extending the transmission lines.
(2)	Digital Phone subscriber numbers reflect billable subscribers who receive an internet protocol (“IP”)-based telephony service.
(3)	Digital Phone penetration represents Digital Phone subscribers as a percentage of Digital Phone service-ready homes passed.

As of December 31, 2007, TWC had 2.9 million Digital Phone customers, and penetration of voice services to serviceable homes was approximately 12%. Since no comparable IP-based telephony service was available in the systems acquired in and retained after the Transactions (the “Acquired Systems”) at the time of acquisition, the continued introduction of Digital Phone in the Acquired Systems, separately and as part of a bundle, was a high priority during 2007. The Company started selling Digital Phone in the Acquired Systems during 2007 and, as of December 31, 2007, the launch of Digital Phone to residential customers in the Acquired Systems was substantially complete.

TWC delivers Digital Phone service over the same system facilities that it uses to provide video and high-speed data services. Under a multi-year agreement between TWC and Sprint Nextel Corporation (“Sprint”), Sprint assists TWC in providing Digital Phone service by routing voice traffic to and from destinations outside of TWC’s network via the public switched telephone network, delivering E911 service and assisting in local number portability and long-distance traffic carriage. Unlike Internet phone providers, such as Vonage Holdings Corp. (“Vonage”), TWC does not utilize the public Internet to transport telephone calls. See “Risk Factors—Risks Related to Dependence on Third Parties—TWC may not be able to obtain necessary hardware, software and operational support.”

Service Bundles

In addition to selling its services separately, TWC is focused on marketing differentiated packages of multiple services and features, or “bundles,” for a single price. Increasingly, TWC’s customers subscribe to two or three of its primary services. TWC customers who subscribe to a bundle receive a discount from the price of buying the services separately as well as the convenience of a single monthly bill. TWC also is developing services that are available only to customers who subscribe to a bundle. See “—Cross-platform Features” below. TWC believes that bundled offerings increase its customers’ satisfaction with TWC, increase customer retention and encourage subscription to additional features. The table below sets forth the number of TWC’s double play and triple play subscribers as of the dates indicated.

	December 31,
	2007	2006	2005
	(in thousands)

Double play(1)	4,703	4,647	3,099
Triple play(2)	2,363	1,523	760

(1)	TWC customers who subscribe to two of TWC’s primary services (video, high-speed data and voice).
(2)	TWC customers who subscribe to all three of TWC’s primary services (video, high-speed data and voice).

Cross-platform Features

In support of its bundled services strategy, TWC is developing features that operate across two or more of its services. For example, TWC has begun to provide digital video subscribers who both use a TWC-provided set-top box and subscribe to Digital Phone, at no extra charge, a Caller ID on TV feature that displays incoming call information on the customer’s television set. TWC has introduced a feature called “PhotoShowTV” in two of its divisions that gives digital video subscribers who both use a TWC-provided set-top box and subscribe to TWC’s Road Runner high-speed data service the ability to create and share their personal photo shows and videos with other TWC digital video subscribers using its VOD technology. TWC expects to expand the roll out of this service in 2008. TWC is also developing other cross-platform features, such as remote DVR management, which would allow customers who subscribe to TWC’s DVR service to use the Internet to program their DVRs, and a residential phone web portal, which would allow Digital Phone subscribers to use the Internet to modify Digital Phone features, make payments and listen to voicemail, which it expects to launch during 2008.

Commercial Services

TWC has provided video and high-speed data services to businesses for over a decade and, in 2007, it introduced in the majority of its systems a commercial Digital Phone service, Business Class Phone, geared to small- and medium-sized businesses. The introduction of Business Class Phone enables TWC to offer its commercial customers a bundle of video, high-speed data and voice services and to compete against bundled services from its competitors.

Video Services

TWC offers business customers a full range of video programming tiers marketed under the “Time Warner Cable Business Class” brand. Packages are designed to meet the demands of a business environment by offering a wide variety of video services that enable businesses to entertain customers or stay abreast of news, weather and financial information.

High-speed Data Services

TWC offers business customers a variety of high-speed data services, including Internet access, website hosting and managed security. These services are offered to a broad range of businesses and are marketed under the “Time Warner Cable Business Class” brand. Business subscribers pay a flat monthly fee based on the level of service received. Due to their different characteristics, commercial subscribers are charged at different rates than residential subscribers. As of December 31, 2007, TWC had 280,000 commercial high-speed data subscribers.

In addition, TWC provides its high-speed data services to other cable operators for a fee, including Advance/Newhouse Communications, who in turn provide high-speed data services to their customers.

Voice Services

In addition to TWC’s existing commercial video and high-speed data businesses, TWC recently introduced Business Class Phone, a business-grade phone service geared to small- and medium-sized businesses. TWC launched Business Class Phone in the majority of its systems during 2007 and expects to complete the roll-out of Business Class Phone in the remainder of its systems during 2008.

Commercial Networking and Transport Services

TWC provides dedicated transmission capacity on its network to customers that desire high-bandwidth connections between locations. TWC also offers point-to-point circuits to wireless telephone providers and to other carrier and wholesale customers. TWC’s virtual private network, or VPN, services enable customers to use IP-based business applications for secure communications among geographically dispersed locations, while also providing high-speed access to the Internet, and provide secure access for remote users, such as traveling employees and employees working from home or a remote location. TWC also offers a variety of Ethernet services that are designed to provide high-speed, high-capacity connections between customers’ local area networks, or LANs, within and between metropolitan areas.

Advertising

TWC sells advertising time to a variety of national, regional and local businesses. As part of the agreements under which it acquires video programming, TWC typically receives an allocation of scheduled advertising time in such programming, generally two or three minutes per hour, into which its systems can insert commercials, subject to certain subject matter limitations. The clustering of TWC’s systems expands the share of viewers that TWC reaches within a local designated market area, which helps its local advertising sales business to compete more effectively with broadcast and other media. In addition, TWC has a strong presence in the country’s two largest advertising market areas, New York, NY, and Los Angeles, CA.

In many locations, contiguous cable system operators have formed advertising “interconnects” to deliver locally inserted commercials across wider geographic areas, replicating the reach of the local broadcast stations as much as possible. TWC’s local cable news channels and VOD offerings also provide it with opportunities to generate advertising revenue.

Advanced Advertising

TWC is exploring various means by which it could utilize its advanced services to deliver the same kind of targeting and interactivity to television advertisers that currently is available to Internet advertisers. For example, in several divisions, TWC provides overlays that enable digital video subscribers with a TWC-provided set-top box to request additional information regarding certain advertised products, using the remote control, to “telescope” from a traditional advertisement to a long-form VOD segment regarding the advertised product, to vote on a relevant topic or to receive more specific additional information. These tools can be used to provide advertisers with important feedback about the impact of their advertising efforts. TWC also is working with other cable operators to develop a consistent platform for the delivery of advanced advertising.

Marketing and Sales

TWC’s marketing strategy primarily focuses on bundles of video, high-speed data and voice services, including premium services, offered in differentiated, but easy to understand packages that also provide a discount from the price of buying the services separately and the convenience of a single bill. Bundles are generally marketed with entry level pricing, which provides TWC’s customer care representatives the opportunity to offer additional services or upgraded levels of existing services that may be appealing to targeted customer groups. As of December 31, 2007, TWC offered over a third of its customers a price lock guarantee, which allows customers to enter into a longer-term contract with TWC at a set rate, and TWC is continuing to roll out this offer.

TWC utilizes its brand and the brand statement, The Power of Youtm, in conjunction with a variety of integrated marketing, promotional and sales campaigns and techniques generally on a local or regional basis. TWC’s advertising is intended to let its diverse base of subscribers and potential subscribers know that it is a customer-centric company committed to exceeding customers’ expectations through innovative service offerings and customer service. This message is supported across broadcast, TWC’s own cable systems, print, radio and other outlets including outdoor advertising, direct mail, e-mail, on-line advertising, local grassroots efforts and non-traditional media.

TWC also employs a wide range of direct channels to reach its customers, including outbound telemarketing, door-to-door sales and marketing in retail stores. In addition, TWC uses customer care channels and inbound call centers to increase awareness of its service offerings. Creative promotional offers are also a key part of its strategy, and an area in which TWC works with third parties such as consumer electronics manufacturers and cable programmers.

Customer Care

TWC believes that superior customer care can help increase customer satisfaction, promote customer loyalty and lasting customer relationships and increase the penetration of its services. TWC’s customer care strategy is focused on three key components, including:

•	Ease of Access—seeking to minimize telephone wait times for TWC customers;
•	Quality Infrastructure—maintaining tools to measure and manage TWC’s network infrastructure and customer premise equipment to resolve customer issues on the first visit to customers’ homes and businesses; and
•	Training—developing front-line employees able to handle both service and sales.

In order to improve the measurement and management of TWC’s network infrastructure and customer premise equipment, TWC expects to roll out in 2008 engineering tools that will give installation technicians and customer care representatives access to real-time information about the operating conditions of the equipment in its customers’ homes.

Technology

Cable Systems

TWC’s cable systems employ a flexible and extensible HFC network. TWC transmits signals on these systems via laser-fed fiber optic cable from origination points known as “headends” and “hubs” to a group of distribution “nodes,” and uses coaxial cable to deliver these signals from the individual nodes to the homes they serve. TWC pioneered this architecture and received an Emmy award in 1994 for its HFC development efforts. HFC architecture allows the delivery of two-way video and broadband transmissions, which is essential to providing advanced video services, like VOD, Road Runner high-speed data service and Digital Phone.

As of December 31, 2007, according to TWC’s estimates, approximately 98% of all homes passed by TWC’s cable systems were served by plant that had been upgraded to provide at least 750MHz of capacity. Carriage of programming through analog transmissions (approximately 70 channels per system) uses about two-thirds of a typical system’s capacity, leaving the remaining capacity for digital video, high-speed data and voice services. Digital signals, including video, high-speed data and voice signals, can be carried more efficiently than analog signals. Generally 10 to 12 digital channels or their equivalent can be carried using the same amount of capacity required to carry just one analog channel.

TWC believes that its network architecture is sufficiently flexible and extensible to support its current requirements. However, in order for TWC to continue to innovate and deliver new services to its customers, as well as meet its competitive needs, TWC anticipates that it will need to use more efficiently the bandwidth available to its systems over the next few years. TWC believes that this can be achieved largely without costly upgrades. For example, to accommodate increasing numbers of HDTV channels and other demands for greater capacity in its network, TWC is deploying a technology known as switched digital video (“SDV”). This expansion of network capacity relies on switching equipment in TWC’s headends and hubs and, as necessary, segmenting its plant to ensure that switches and lasers are shared among fewer households. By using SDV, only those channels that are being watched within a given grouping of households are transmitted to those households. Since it is generally the case that not all channels are being watched at all times by a given group of households, this frees up capacity that can then be made available for other uses. As a result of this process, capacity is made available for new services, including HDTV channels. As of December 31, 2007, over 1.4 million (or 18%) of digital video subscribers received some portion of their video service via SDV technology. TWC expects to continue to deploy SDV technology during 2008.

Set-top Boxes

Each of TWC’s cable systems uses one of two “conditional access” systems to secure signals from unauthorized receipt, the intellectual property rights to which are controlled by set-top box manufacturers. In part as a result of the proprietary nature of these conditional access systems, TWC currently purchases set-top boxes from a limited number of suppliers. For more information, see “Risk Factors—Risks Related to Dependence on Third Parties—TWC may not be able to obtain necessary hardware, software and operational support.”

Historically, TWC has also relied primarily on set-top box suppliers to create the applications and interfaces TWC makes available to its customers. Although TWC believes that its current applications and interfaces are compelling to subscribers, the lack of compatibility among set-top box operating systems has in the past hindered application development. CableLabs, a nonprofit research and development consortium founded by members of the cable industry, has put forward a set of hardware and software specifications known as tru2way (formerly known as OpenCable), which represent an effort to create a common platform for set-top box applications regardless of the box’s operating system. If widely adopted, tru2way could spur innovation in applications for set-top boxes and cable-ready consumer electronics devices. TWC began deployment of tru2way in 2007 and expects to continue to deploy it during 2008.

TWC’s digital video subscribers must have either a digital set-top box or a “digital cable-ready” television or similar device equipped with a CableCARDtm. However, a “digital cable-ready” television or similar device equipped with a CableCARD cannot receive certain digital signals and signals for premium programming that are necessary to receive TWC’s two-way video services, such as VOD and TWC’s interactive program guide. In order to receive TWC’s two-way video services, customers generally must have a TWC-provided digital set-top box.

Suppliers

TWC contracts with certain third parties for goods and services related to the delivery of its video, high-speed data and voice services.

Video programming.  TWC carries local broadcast stations pursuant to either the Federal Communications Commission (the “FCC”) “must carry” rules or a written retransmission consent agreement with the relevant station owner. For more information, see “—Regulatory Matters” below. Cable networks, including premium services, are carried pursuant to written affiliation agreements, usually with a term of between three and seven years. TWC generally pays a fixed monthly per subscriber fee for such services. Payments to the providers of some premium services may be based on a percentage of TWC’s gross receipts from subscriptions to the services. Generally, TWC obtains rights to carry VOD movies and Pay-Per-View events through iN Demand L.L.C., a company in which TWC holds a minority interest. In some instances, TWC contracts directly with film studios for VOD carriage rights for movies. Such VOD content is generally provided to TWC under revenue-sharing arrangements.

Set-top boxes, program guides and network equipment.  TWC purchases set-top boxes and CableCARDs from a limited number of suppliers and leases these devices to subscribers at monthly rates. See “—Technology—Set-top Boxes” above and “—Regulatory Matters” below. TWC purchases routers, switches and other network equipment from a variety of providers. TWC’s most significant supplier of these items is Cisco Systems Inc., a manufacturer of routers and other network equipment and the owner of Scientific Atlanta, Inc. (“Scientific Atlanta”), the supplier of a significant portion of TWC’s set-top boxes. See “Risk Factors—Risks Related to Dependence on Third Parties—TWC may not be able to obtain necessary hardware, software and operational support.” TWC has developed and, in a number of its divisions, uses its Open Cable Digital Navigator (“ODN”) and Mystro Digital Navigator (“MDN”) program guides. It also purchases program guides from Scientific Atlanta and Aptiv Digital, Inc., which is owned by Gemstar-TV Guide International, Inc.

High-speed data and voice connectivity.  TWC delivers high-speed data and voice services through TWC’s HFC network, regional fiber networks that are either owned or leased from third parties and through backbone networks that provide connectivity to the Internet and are operated by third parties. TWC pays fees for leased circuits based on the amount of capacity available to it and pays for Internet connectivity based on the amount of data and voice traffic received from and sent over the provider’s backbone network.

Digital Phone.  Under a multi-year agreement between TWC and Sprint, Sprint assists TWC in providing Digital Phone service by routing voice traffic to and from destinations outside of TWC’s network via the public switched telephone network, delivering E911 service and assisting in local number portability and long-distance traffic carriage.

Competition

TWC faces intense competition from a variety of alternative information and entertainment delivery sources, principally from direct-to-home satellite video providers and certain telephone companies, each of which offers a broad range of services through increasingly varied technologies that provide features and functions comparable to those provided by TWC. The services are also offered in bundles of video, high-speed data and voice services similar to TWC’s and, in certain cases, these offerings include wireless services. The availability of these bundled service offerings has intensified competition. In addition, technological advances will likely increase the number of alternatives available to TWC’s customers from other providers and intensify the competitive environment. See “Risk Factors—Risks Related to Competition.”

Principal Competitors

Direct broadcast satellite.  TWC’s video services face competition from direct broadcast satellite (“DBS”) services, such as DISH Network Corporation (“Dish Network”) and DirecTV Group Inc. (“DirecTV”). Dish Network and DirecTV offer satellite-delivered pre-packaged programming services that can be received by relatively small and inexpensive receiving dishes. These providers offer aggressive promotional pricing, exclusive programming (e.g., “NFL Sunday Ticket,” which is available only to DirecTV) and video services that are comparable in many respects to TWC’s analog and digital video services, including TWC’s DVR service and some of its interactive programming features. These providers are also working to increase the number of HDTV channels they offer in order to differentiate their service from the services offered by cable operators.

In some areas, incumbent local telephone companies and DBS operators have entered into co-marketing arrangements that allow both parties to offer synthetic bundles (i.e., video service provided principally by the DBS operator, and digital subscriber line (“DSL”), traditional phone service and, in some cases, wireless service provided by the telephone company). From a consumer standpoint, the synthetic bundles appear similar to TWC’s bundles and also result in a single bill. For example, AT&T Inc. (“AT&T”) is offering a service in some areas that utilizes DBS video but in an integrated package with AT&T’s DSL product, which enables an Internet-based return path that allows the customer to order a video-on-demand-like product and other services that TWC provides using its two-way network.

Local telephone companies.  TWC’s high-speed data and Digital Phone services face competition from the DSL, wireless broadband and traditional and wireless phone offerings of incumbent local telephone companies, especially AT&T and Verizon Communications Inc. (“Verizon”), and also smaller local telephone companies, such as Cincinnati Bell, Inc. and Citizens Communications Company. AT&T and Verizon have undertaken fiber-optic upgrades of their networks, and the technologies they are using, such as “fiber-to-the-node” (“FTTN”) and “fiber-to-the-home” (“FTTH”), are capable of carrying two-way video, high-speed data with substantial bandwidth and IP-based telephony services, each of which is similar to the corresponding services TWC offers. In addition, these telephone companies can market and sell service bundles of video, high-speed data and voice services plus wireless services provided by the telephone companies’ owned or affiliated companies.

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

Satellite Master Antenna Television (“SMATV”).  Additional competition comes from private cable television systems servicing condominiums, apartment complexes and certain other multiple dwelling units with local broadcast signals and many of the same satellite-delivered program services offered by franchised cable systems. Some SMATV operators now offer voice and high-speed data services as well.

Other Competition and Competitive Factors

Aside from competing with the video, high-speed data and voice services offered by DBS providers, local incumbent telephone companies, cable overbuilders and SMATVs, each of TWC’s services also faces competition from other companies that provide services on a stand-alone basis.

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

TWC’s VOD services compete with online movie and other services, which are delivered over broadband Internet connections, online order services with mail delivery, and with video stores and home video services.

“Online” competition.  TWC’s high-speed data services face or may face competition from a variety of companies that offer other forms of online services, including low cost dial-up services over ordinary telephone lines, and developing technologies, such as Internet service via power lines, satellite and various wireless services (e.g., Wi-Fi), including those of local municipalities.

Digital Phone competition.  TWC’s Digital Phone service also competes with wireless phone providers and national providers of IP-based telephony products such as Vonage. The increase in the number of different technologies capable of carrying voice services has intensified the competitive environment in which TWC operates its Digital Phone service.

Additional competition.  In addition to multi-channel video providers, cable systems compete with all other sources of news, information and entertainment, including over-the-air television broadcast reception, live events, movie theaters and the Internet. In general, TWC also faces competition from other media for advertising dollars. To the extent that TWC’s products and services converge with theirs, TWC competes with the manufacturers of consumer electronics products. For instance, TWC’s DVRs compete with similar devices manufactured by consumer electronics companies.

Commercial competition.  TWC’s commercial video, high-speed data, voice and networking and transport services face competition from local incumbent telephone companies, especially AT&T and Verizon, as well as from a variety of other national and regional business services competitors. These companies include facilities-based business service providers, such as Level 3 Communications, Inc., Time Warner Telecom Inc. and XO Communications, LLC, which provide fiber optic services to enterprise and small- to medium-sized business customers, smaller regional competitive local exchange carriers (“CLECs”) that offer voice and data services using local access lines leased from local incumbent telephone operators, and national providers of IP-telephony products such as Vonage, which provide voice and/or data services on a residential broadband connection.

Franchise process.  Under the Cable Television Consumer Protection and Competition Act of 1992, franchising authorities are prohibited from unreasonably refusing to award additional franchises. In December 2006, the FCC adopted an order intended to make it easier for competitors to obtain franchises, by defining when the actions of county- and municipal-level franchising authorities will be deemed to be unreasonable as part of the franchising process. Furthermore, legislation supported by regional telephone companies has been proposed at the state and federal level and enacted in a number of states to allow these companies to enter the video distribution business without obtaining local franchise approval and often on substantially more favorable terms than those afforded TWC and other existing cable operators. Legislation of this kind has been enacted in California, New Jersey, North Carolina, South Carolina and Texas. See “Regulatory Matters—State and Local Regulation” and “Risk Factors—Risks Related to Government Regulation.”

Employees

As of December 31, 2007, TWC had approximately 45,600 employees, including approximately 1,600 part-time employees. Approximately 5.0% of TWC’s employees are represented by labor unions. TWC considers its relations with its employees to be good.

Regulatory Matters

TWC’s business is subject, in part, to regulation by the FCC and by most local and some state governments where TWC has cable systems. In addition, TWC’s business is operated subject to compliance with the terms of the Memorandum Opinion and Order issued by the FCC in July 2006 in connection with the regulatory clearance of the Transactions (the “Adelphia/Comcast Transactions Order”). Various legislative and regulatory proposals under consideration from time to time by Congress and various federal agencies have in the past materially affected TWC and may do so in the future.

The following is a summary of current significant federal, state and local laws and regulations affecting the growth and operation of TWC’s businesses as well as a summary of the terms of the Adelphia/Comcast Transactions Order. The summary of the Adelphia/Comcast Transactions Order herein does not purport to be complete and is subject to, and is qualified in its entirety by reference to, the provisions of the Adelphia/Comcast Transactions Order.

Communications Act and FCC Regulation

The Communications Act of 1934, as amended (the “Communications Act”), and the regulations and policies of the FCC affect significant aspects of TWC’s cable system operations, including video subscriber rates; carriage of broadcast television stations, as well as the way TWC sells its program packages to subscribers; the use of cable systems by franchising authorities and other third parties; cable system ownership; offering of voice and high-speed data services; and its use of utility poles and conduits.

“Net neutrality” legislative and regulatory proposals.  In the 2005-2006 Congressional term, several “net neutrality”-type provisions were introduced as part of broader Communications Act reform legislation. These provisions would have limited to a greater or lesser extent the ability of broadband providers to adopt pricing models and network management policies that would differentiate based on different uses of the Internet. None of these provisions were adopted. Similar legislation has been introduced in the 2007-2008 Congressional term.

In September 2005, the FCC issued a non-binding policy statement regarding net neutrality (the “Net Neutrality Policy Statement”). The FCC indicated that the Net Neutrality Policy Statement was intended to offer “guidance and insight” into its approach to the Internet and broadband related issues. The principles contained in the Net Neutrality Policy Statement set forth the FCC’s view that consumers are entitled to access and use the lawful Internet content and applications of their choice, to connect lawful devices of their choosing that do not harm the broadband provider’s network and to competition among network, application, service and content providers. In the Net Neutrality Policy Statement, the FCC also noted that these principles are subject to “reasonable network management.” Subsequently, the FCC has made these principles binding as to certain telecommunications companies in orders adopted in connection with mergers undertaken by those companies. To date, the FCC has declined to adopt any such regulations that would be applicable to TWC.

Several parties are seeking to persuade the FCC to adopt net neutrality-type regulations in a number of proceedings that are currently pending before the agency. These include pending FCC rulemakings regarding IP-enabled services and broadband Internet access services, as well as a petition for declaratory ruling and a petition for rulemaking, both of which ask the FCC to define “reasonable” network management practice. In addition, in March 2007, the FCC opened a Notice of Inquiry regarding the implementation of net neutrality regulations and, in January 2008, the FCC released Public Notices seeking comment by February 13, 2008, on the petitions.

TWC is unable to predict the likelihood that legislative or additional regulatory proposals regarding net neutrality will be adopted. For a discussion of “net neutrality” and the impact such proposals could have on TWC if adopted, see the discussion in “Risk Factors—Risks Related to Government Regulation—‘Net neutrality’ legislation or regulation could limit TWC’s ability to operate its high-speed data business profitably, to manage its broadband facilities efficiently and to make upgrades to those facilities sufficient to respond to growing bandwidth usage by TWC’s high-speed data customers.”

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

Apart from those local commercial broadcast stations that elect retransmission consent, the Communications Act and the FCC’s regulations require a cable operator to devote up to one-third of its activated channel capacity for the mandatory carriage of local commercial television stations and certain low-power stations. The Communications Act and the FCC’s regulations give local non-commercial television stations mandatory carriage rights, but non-commercial stations do not have the option to negotiate retransmission consent for the carriage of their signals by cable systems. Additionally, cable systems must obtain retransmission consent for all “distant” commercial television stations (i.e., those television stations outside the designated market area to which a community is assigned) except for commercial satellite-delivered independent “superstations” and some low-power television stations.

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

In 2005, the FCC reaffirmed its earlier decision rejecting multi-casting (i.e., carriage of more than one program stream per broadcaster) requirements with respect to carriage of broadcast signals pursuant to must-carry rules. Certain parties filed petitions for reconsideration. To date, no action has been taken on these reconsideration petitions, and TWC is unable to predict what requirements, if any, the FCC might adopt.

In September 2007, the FCC adopted an order that requires cable operators that offer at least some analog service (i.e., that are not operating “all-digital” systems) to provide to subscribers both analog and digital feeds of must-carry broadcast stations beginning February 18, 2009, regardless of whether both feeds are provided to the cable operator. Currently, this obligation is scheduled to terminate in February 2012, subject to FCC review. As of February 2008, certain technical specifics of how post-transition carriage will be accomplished, such as signal format and resolution, remain unresolved by the FCC. The Company is unable to predict what requirements, if any, the FCC might adopt or the timing of such action.

The Communications Act also permits franchising authorities to negotiate with cable operators for channels for public, educational and governmental access programming. It also requires a cable system with 36 or more activated channels to designate a significant portion of its channel capacity for commercial leased access by third parties, which limits the amount of capacity TWC has available for other programming. The FCC regulates various aspects of such third-party commercial use of channel capacity on TWC’s cable systems, including the rates and some terms and conditions of the commercial use. In November 2007, the FCC adopted an order revising its leased access rules by lowering the permitted rate charged to most leased access programmers, as well as adopting new procedural and complaint provisions. The FCC is seeking further comment on whether to extend the new rate methodology to program-length commercial and sales programming. In addition, the FCC has also launched a proceeding to examine its substantive and procedural rules for program carriage. TWC is unable to predict whether any such proceedings will lead to any material changes in existing regulations.

In connection with certain changes in TWC’s programming line-up, the Communications Act and FCC regulations also require TWC to give various kinds of advance notice. Under certain circumstances, TWC must give as much as 30 days’ advance notice to subscribers, programmers and franchising authorities. Under certain circumstances, notice may have to be given in the form of bill inserts, on-screen announcements and/or newspaper advertisements. Giving notice can be expensive and, given long lead times, may limit TWC’s ability to implement programming changes quickly. DBS operators and other non-cable programming distributors are not subject to analogous duties.

In November 2007, the FCC also adopted a requirement that cable operators submit to the agency information concerning the number of homes that their systems pass and information concerning their subscribers. The agency intends to use this information to determine whether the so-called “70/70” test has been met, which may give the FCC authority to promulgate certain additional regulations covering cable operators if it is shown that cable systems with 36 or more activated channels are available to 70 percent of households within the United States and that 70 percent of those households subscribe to such systems.

High-speed Internet access.  From time to time, industry groups, telephone companies and Internet service providers (“ISPs”) have sought local, state and federal regulations that would require cable operators to sell capacity on their systems to ISPs under a common carrier regulatory scheme. Cable operators have successfully challenged regulations requiring this “forced access,” although courts that have considered these cases have employed varying legal rationales in rejecting these regulations.

In 2002, the FCC released an order in which it determined that cable-modem service constitutes an “information service” rather than a “cable service” or a “telecommunications service,” as those terms are used in the Communications Act. That determination was sustained by the U.S. Supreme Court. According to the FCC, an “information service” classification may permit but does not require it to impose “multiple ISP” requirements. In 2002, the FCC initiated a rulemaking proceeding to consider whether it may and should do so and whether local franchising authorities should be permitted to do so. As of December 31, 2007, this rulemaking proceeding was still pending. As noted above, in 2005, the FCC adopted a Net Neutrality Policy Statement intended to offer guidance on its approach to the Internet and broadband access. Among other things, the Policy Statement stated that consumers are entitled to competition among network, service and content providers, and to access the lawful content and services of their choice, subject to the needs of law enforcement. The FCC may in the future adopt specific regulations to implement the Policy Statement.

Ownership limitations.  There are various rules prohibiting joint ownership of cable systems and other kinds of communications facilities. Local telephone companies generally may not acquire more than a small equity interest in an existing cable system in the telephone company’s service area, and cable operators generally may not acquire more than a small equity interest in a local telephone company providing service within the cable operator’s franchise area. In addition, cable operators may not have more than a small interest in multipoint microwave distribution service (“MMDS”) facilities or SMATV systems in their service areas. Finally, the FCC has been exploring whether it should prohibit cable operators from holding ownership interests in satellite operators.

The Communications Act also required the FCC to adopt “reasonable limits” on the number of subscribers a cable operator may reach through systems in which it holds an ownership interest. In September 1993, the FCC adopted a rule that was later amended to prohibit any cable operator from serving more than 30% of all cable, satellite and other multi-channel subscribers nationwide. The Communications Act also required the FCC to adopt “reasonable limits” on the number of channels that cable operators may fill with programming services in which they hold an ownership interest. In September 1993, the FCC imposed a limit of 40% of a cable operator’s first 75 activated channels. In March 2001, a federal appeals court struck down both limits and remanded the issue to the FCC for further review. The FCC initiated a rulemaking in 2001 to consider adopting a new horizontal ownership limit and announced a follow-on proceeding to consider the issue anew. In December 2007, the FCC adopted a rule to prohibit any cable operator from serving more than 30% of all cable, satellite and other multi-channel subscribers nationwide and launched a further Notice of Proposed Rulemaking seeking comment on vertical ownership limits and cable attribution rules.

Pole attachment regulation.  The Communications Act requires that utilities provide cable systems and telecommunications carriers with non-discriminatory access to any pole, conduit or right-of-way controlled by investor-owned utilities. The Communications Act also requires the FCC to regulate the rates, terms and conditions imposed by these utilities for cable systems’ use of utility pole and conduit space unless state authorities demonstrate to the FCC that they adequately regulate pole attachment rates, as is the case in some states in which TWC operates. In the absence of state regulation, the FCC administers pole attachment rates on a formula basis. The FCC’s original rate formula governs the maximum rate utilities may charge for attachments to their poles and conduit by cable operators providing cable services. The FCC also adopted a second rate formula that became effective in February 2001 and governs the maximum rate investor-owned utilities may charge for attachments to their poles and conduit by companies providing telecommunications services. The U.S. Supreme Court has upheld the FCC’s jurisdiction to regulate the rates, terms and conditions of cable operators’ pole attachments that are being used to provide both cable service and high-speed data service. The applicability of this determination to TWC’s voice services is still an open issue. In November 2007, the FCC issued a Notice of Proposed Rulemaking that proposes to establish a single pole attachment rate for all companies providing broadband internet access service.

Set-top box regulation.  Certain regulatory requirements are also applicable to set-top boxes. Currently, many cable subscribers rent from their cable operator a set-top box that performs both signal-reception functions and conditional-access security functions. The lease rates cable operators charge for this equipment are subject to rate regulation to the same extent as basic cable service. Cable operators are allowed to set equipment rates for set-top boxes, CableCARDs and remote controls on the basis of actual capital costs, plus an annual after-tax rate of return of 11.25%, on the capital cost (net of depreciation). In 1996, Congress enacted a statute seeking to allow subscribers to use set-top boxes obtained from third party retailers. The most important of the FCC’s implementing regulations became effective on July 1, 2007 and requires cable operators to cease placing into service new set-top boxes that have integrated security so that subscribers can purchase set-boxes or other navigational devices from other sources. Direct broadcast operators are not subject to this requirement and certain incumbent telephone operators that provide cable service have received a limited waiver from the FCC.

In December 2002, cable operators and consumer-electronics companies entered into a standard-setting agreement relating to reception equipment that uses a conditional-access security card—a CableCARD—provided by the cable operator to receive one-way cable services. To implement the agreement, the FCC adopted regulations that (i) establish a voluntary labeling system for such one-way devices; (ii) require most cable systems to support these devices; and (iii) adopt various content-encoding rules, including a ban on the use of “selectable output controls.” The FCC has initiated a notice of proposed rulemaking that may lead to regulations covering equipment sold at retail that is designed to receive two-way products and services, which, if adopted, could increase TWC’s cost in supporting such equipment.

Exclusive arrangements with Multiple Dwelling Units.  In November 2007, the FCC adopted an order declaring null and void all exclusive access arrangements between cable operators and multiple dwelling units and other centrally managed real estate developments (“MDUs”). In connection with the order, the FCC also issued a Further Notice of Proposed Rulemaking regarding whether to expand the ban on exclusivity to other types of multi-channel video programming distributors (“MVPDs”) in addition to cable operators, including DBS providers, and whether additional types of exclusivity arrangements between MVPDs and MDUs not addressed in the order should be prohibited. The FCC indicated it would issue an order resolving these issues within six months from release of the final order adopting the new regulation. In December 2007, the National Cable and Telecommunications Association (“NCTA”) filed a stay request at the FCC and an appeal in the U.S. Court of Appeals for the District of Columbia Circuit on the issue of whether the FCC has the authority to prohibit the enforcement of existing contracts between MDUs and cable operators.

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

Separately, the FCC has adopted cable inside wiring rules to provide specific procedures for the disposition of residential home wiring and internal building wiring where a subscriber terminates service or where an incumbent cable operator is forced by a building owner to terminate service in a MDU. The FCC has also adopted rules providing that, in the event that an incumbent cable operator sells the inside wiring, it must make the wiring available to the MDU owner or the alternative cable service provider during the 24-hour period prior to the actual service termination by the incumbent, in order to avoid service interruption.

Compulsory copyright licenses for carriage of broadcast stations and music performance licenses.  TWC’s cable systems provide subscribers with, among other things, local and distant television broadcast stations. TWC generally does not obtain a license to use the copyrighted performances contained in these stations’ programming directly from program owners. Instead, TWC secures those rights pursuant to a compulsory license provided by federal law, which requires TWC to make payments to a copyright pool. The elimination or substantial modification of the cable compulsory license could adversely affect TWC’s ability to obtain suitable programming and could substantially increase the cost of programming that remains available for distribution to TWC’s subscribers.

When TWC obtains programming from third parties, TWC generally obtains licenses that include any necessary authorizations to transmit the music included in it. When TWC creates its own programming and provides various other programming or related content, including local origination programming and advertising that TWC inserts into cable-programming networks, TWC is required to obtain any necessary music performance licenses directly from the rights holders. These rights are generally controlled by three music performance rights organizations, each with rights to the music of various composers. TWC generally has obtained the necessary licenses, either through negotiated licenses or through procedures established by consent decrees entered into by some of the music performance rights organizations.

Adelphia/Comcast Transactions Order.  In the Adelphia/Comcast Transactions Order, the FCC imposed conditions on TWC, which will expire in July 2012, related to regional sports networks (“RSNs”), as defined in the Adelphia/Comcast Transactions Order, and the resolution of disputes pursuant to the FCC’s leased access regulations. In particular, the Adelphia/Comcast Transactions Order provides that (i) neither TWC nor its affiliates may offer an affiliated RSN on an exclusive basis to any MVPD; (ii) TWC may not unduly or improperly influence the decision of any affiliated RSN to sell programming to an unaffiliated MVPD or the prices, terms and conditions of sale of programming by an affiliated RSN to an unaffiliated MVPD; (iii) if an MVPD and an affiliated RSN cannot reach an agreement on the terms and conditions of carriage, the MVPD may elect commercial arbitration to resolve the dispute; (iv) if an unaffiliated RSN is denied carriage by TWC, it may elect commercial arbitration to resolve the dispute in accordance with federal and FCC rules; and (v) with respect to leased access, if an unaffiliated programmer is unable to reach an agreement with TWC, that programmer may elect commercial arbitration to resolve the dispute, with the arbitrator being required to resolve the dispute using the FCC’s existing rate formula relating to pricing terms. The FCC has suspended this “baseball style” arbitration procedure as it relates to TWC’s carriage of unaffiliated RSNs, although it will allow the arbitration of a claim brought by the Mid-Atlantic Sports Network because the claim was brought prior to the suspension. Any arbitrator’s award is subject to de novo review at the FCC as well as judicial review.

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

Franchise agreements usually have a term of ten to 15 years from the date of grant, although some renewals may be for shorter terms. Franchises usually are terminable only if the cable operator fails to comply with material provisions. TWC has not had a franchise terminated due to breach. After a franchise agreement expires, a local franchising authority may seek to impose new and more onerous requirements, including requirements to upgrade facilities, to increase channel capacity and to provide various new services. Federal law, however, provides significant substantive and procedural protections for cable operators seeking renewal of their franchises. In addition, although TWC occasionally reaches the expiration date of a franchise agreement without having a written renewal or extension, TWC generally has the right to continue to operate, either by agreement with the local franchising authority or by law, while continuing to negotiate a renewal. In the past, substantially all of the material franchises relating to TWC’s systems have been renewed by the relevant local franchising authority, though sometimes only after significant time and effort. In December 2006, the FCC adopted new regulations intended to limit the ability of local franchising authorities to delay or refuse the grant of competitive franchises (by, for example, imposing deadlines on franchise negotiations). Among other things, the new rules: establish deadlines for franchising authorities to act on applications; prohibit franchising authorities from placing unreasonable build-out demands on applicants; specify that certain fees, costs, and other compensation to franchising authorities will count towards the statutory five-percent cap on franchising fees; prohibit franchising authorities from requiring applicants to undertake certain obligations concerning the provision of public, educational, and governmental access programming and institutional networks; and preempt local level-playing-field regulations, and similar provisions, to the extent they impose restrictions on applicants that are greater than those in the FCC’s new rules. Various localities as well as the NCTA have appealed the new regulations. The FCC has applied most of these rules to incumbent cable operators which, although immediately effective, in some cases may not alter existing franchises prior to renewal. Despite TWC’s efforts and the protections of federal law, it is possible that some of TWC’s franchises may not be renewed, and TWC may be required to make significant additional investments in its cable systems in response to requirements imposed in the course of the franchise renewal process. See “—Competition—Other Competition and Competitive Factors—Franchise process.”

Local telephone companies may provide service as traditional cable operators with local franchises or they may opt to provide their programming over unfranchised “open video systems.” Open video systems are subject to specified requirements, including, but not limited to, a requirement that they set aside a portion of their channel capacity for use by unaffiliated program distributors on a non-discriminatory basis. Certain local telephone companies take the position that they are neither traditional cable operators required to have a local franchise nor providing their programming over “open video systems,” which gives them a competitive advantage over cable operators.

Regulation of Telephony

Traditional providers of circuit-switched telephone services generally are subject to significant regulation. It is unclear whether and to what extent regulators will subject services like TWC’s Digital Phone service (“Non-traditional Voice Services”) to the regulations that apply to these traditional services provided by incumbent telephone companies. In February 2004, the FCC opened a broad-based rulemaking proceeding to consider these and other issues. That rulemaking remains pending. The FCC has, however, issued a series of orders resolving discrete issues on a piecemeal basis. For example, over the past several years, the FCC has required Non-traditional Voice Service providers to supply E911 capabilities as a standard feature to their subscribers, to assist law enforcement investigations with wiretaps and information, to contribute to the federal universal service fund, to pay regulatory fees, to comply with customer privacy rules, to provide access to their services to persons with disabilities, and to provide subscribers with local number portability when changing telephone providers. Certain other issues remain unclear. In particular, in November 2004, the FCC issued an order stating that certain kinds of Non-traditional Voice Services are not subject to state certification and tariffing requirements. The full extent of this preemption is not clear. One state public utility commission, for example, has determined that TWC’s Digital Phone service is subject to traditional, circuit-switched telephone regulations. It is also unclear whether utility pole owners may charge cable operators offering Non-traditional Voice Services higher rates for pole rental than for traditional cable service and cable modem service.

Regulation of Commercial Networking and Transport Services

Entities providing point-to-point and other transport services generally have been subjected to various kinds of regulation. In particular, in connection with intrastate transport services, state regulatory authorities commonly require such providers to obtain and maintain certificates of public convenience and necessity and to file tariffs setting forth the service’s rates, terms, and conditions and to have just, reasonable, and non-discriminatory rates, terms and conditions. Interstate transport services are governed by similar federal regulations. In addition, providers generally may not transfer assets or ownership without receiving approval from or providing notice to state and federal authorities. Finally, providers of point-to-point and similar transport services are generally required to contribute to various state and federal regulatory funds, including the Federal Universal Service Fund.

The 2006 Transactions with Adelphia and Comcast

The following provides a more detailed description of the Transactions and contains summaries of the terms of the material agreements that were entered into in connection with the Transactions. This description does not purport to be complete and is subject to, and is qualified in its entirety by reference to, the applicable agreements.

Agreements with Adelphia

As described in more detail below, under separate agreements (as amended, the “TW NY Purchase Agreement” and “Comcast Purchase Agreement,” respectively, and, collectively, the “Purchase Agreements”), TW NY and Comcast purchased substantially all of the cable assets of Adelphia. The Purchase Agreements were entered into after Adelphia filed voluntary petitions for relief under Chapter 11 of Title 11 of the United States Bankruptcy Code (the “Bankruptcy Code”). This section provides additional details regarding the Purchase Agreements, the Adelphia Acquisition and Comcast’s acquisition of certain of Adelphia’s assets (the “Comcast Adelphia acquisition”), along with certain other agreements TWC and certain of its subsidiaries entered into with Comcast.

The TW NY Purchase Agreement.  On April 20, 2005, TW NY, one of TWC’s subsidiaries, entered into the TW NY Purchase Agreement with Adelphia. The TW NY Purchase Agreement provided that TW NY would purchase certain assets and assume certain liabilities from Adelphia. On June 21, 2006, Adelphia and TW NY entered into Amendment No. 2 to the TW NY Purchase Agreement (the “TW NY Amendment”). Under the terms of the TW NY Amendment, the assets TW NY acquired from Adelphia and the consideration to be paid to Adelphia remained unchanged. However, the TW NY Amendment provided that the Adelphia acquisition would be effected in accordance with the provisions of sections 105, 363 and 365 of the Bankruptcy Code. The Adelphia Acquisition closed on July 31, 2006 (the “Adelphia Closing”), immediately after the Redemptions. The Adelphia Acquisition included cable systems located in the following areas: West Palm Beach, Florida; Cleveland and Akron, Ohio; Los Angeles, California; and suburbs of the District of Columbia (some of these systems were transferred by TWC to Comcast as part of the Exchange). As consideration for the assets purchased from Adelphia, TW NY assumed certain liabilities as specified in the TW NY Purchase Agreement, paid to Adelphia approximately $8.9 billion in cash, after giving effect to certain purchase price adjustments discussed below, and delivered 149,765,147 shares of TWC Class A common stock to Adelphia. This represented approximately 17.3% of TWC Class A common stock outstanding (including shares issued into escrow), and approximately 16% of TWC’s total outstanding common stock as of the closing of the Adelphia Acquisition.

Approximately 6 million shares of TWC Class A common stock and approximately $360 million in cash were deposited into escrow to secure Adelphia’s obligations in respect of any post-closing adjustments to the purchase price and its indemnification obligations for, among other things, breaches of its representations, warranties and covenants contained in the TW NY Purchase Agreement. All of the shares and substantially all of the cash have been released from escrow except for an amount of cash retained to satisfy claims against the escrow asserted on or prior to July 31, 2007.

The TW NY Purchase Agreement required TWC, at the Adelphia Closing, to amend and restate its By-laws to restrict TWC and its subsidiaries from entering into transactions with or for the benefit of Time Warner and its affiliates other than TWC and its subsidiaries (the “Time Warner Group”), subject to specified exceptions. Additionally, prior to August 1, 2011 (five years following the Adelphia Closing), TWC’s restated certificate of incorporation and By-laws do not allow for an amendment to the provisions of its By-laws restricting these transactions without the consent of a majority of the holders of TWC Class A common stock, other than any member of the Time Warner Group. Additionally, under the TW NY Purchase Agreement, TWC agreed that it will not enter into any short-form merger prior to August 1, 2008 (two years after the Adelphia Closing).

Parent Agreement.  Pursuant to the Parent Agreement among Adelphia, TW NY and TWC, dated as of April 20, 2005, TWC, among other things, guaranteed the obligations of TW NY to Adelphia under the TW NY Purchase Agreement.

The Comcast Purchase Agreement.  The Comcast Purchase Agreement had similar terms to the TW NY Purchase Agreement and the transactions contemplated by the Comcast Purchase Agreement also closed on July 31, 2006. The Comcast Adelphia acquisition was effected in accordance with the provisions of sections 105, 363 and 365 of the Bankruptcy Code and a plan of reorganization for the joint ventures referred to in the following sentence. The Comcast Adelphia acquisition included cable systems and Adelphia’s interest in two joint ventures in which Comcast also held interests: Century-TCI California Communications, L.P. (the “Century-TCI joint venture”), which owned cable systems in the Los Angeles, California area, and Parnassos Communications, L.P. (the “Parnassos joint venture”), which owned cable systems in Ohio and Western New York. The purchase price under the Comcast Purchase Agreement was approximately $3.6 billion in cash.

Agreements with Comcast

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

The TWE Redemption Agreement.  Pursuant to the TWE Redemption Agreement, dated as of April 20, 2005, as amended, among TWC and Comcast, Comcast’s interest in TWE was redeemed on July 31, 2006, immediately prior to the Adelphia acquisition. Prior to the TWE Redemption, TWE Holdings I Trust (“Comcast Trust I”), a trust established for the benefit of Comcast, owned a 4.7% residual equity interest in TWE. Pursuant to the TWE Redemption Agreement, TWE redeemed all of the TWE residual equity interest held by Comcast Trust I in exchange for 100% of the limited liability company interests of Cable Holdco III LLC (“Cable Holdco III”), then a subsidiary of TWE. At the time of the TWE Redemption, Cable Holdco III held both certain cable systems previously owned or operated directly or indirectly by TWE (the “TWE Redemption Systems”) serving approximately 162,000 basic cable subscribers and approximately $147 million in cash, subject generally to the liabilities associated with the TWE Redemption Systems. Certain specified assets and liabilities of the TWE Redemption Systems were retained by TWE.

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

The Exchange Agreement.  Pursuant to the Exchange Agreement, dated as of April 20, 2005, as amended, among TWC, TW NY and Comcast, the Exchange closed on July 31, 2006, immediately after the Adelphia Acquisition. Pursuant to the Exchange Agreement, TW NY transferred all outstanding limited liability company interests of certain newly formed limited liability companies (collectively, the “TW Newcos”) to Comcast in exchange for all limited liability company interests of certain newly formed limited liability companies or limited partnerships, respectively, owned by Comcast (collectively, the “Comcast Newcos”). In addition, the Company paid Comcast approximately $67 million in cash for certain adjustments related to the Exchange. Included in the systems the Company acquired in the Exchange were cable systems (i) that were owned by the Century-TCI joint venture in the Los Angeles, California area and the Parnassos joint venture in Ohio and Western New York and (ii) then owned by Comcast located in the Dallas, Texas, Los Angeles, California, and Cleveland, Ohio areas.

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

Operating Partnerships and Joint Ventures

Time Warner Entertainment Company, L.P.

TWE is a Delaware limited partnership that was formed in 1992. At the time of the restructuring of TWE (the “TWE Restructuring”), which was completed on March 31, 2003, subsidiaries of Time Warner owned general and limited partnership interests in TWE consisting of 72.36% of the pro-rata priority capital and residual equity capital and 100% of the junior priority capital, and Comcast Trust I owned limited partnership interests in TWE consisting of 27.64% of the pro-rata priority capital and residual equity capital. Prior to the TWE Restructuring, TWE’s business consisted of interests in cable systems, cable networks and filmed entertainment.

Through a series of steps executed in connection with the TWE Restructuring, TWE transferred its non-cable businesses, including its filmed entertainment and cable network businesses, along with associated liabilities, to Warner Communications Inc. (“WCI”), a wholly owned subsidiary of Time Warner, and the ownership structure of TWE was reorganized so that (i) TWC owned 94.3% of the residual equity interests in TWE, (ii) Comcast Trust I owned 4.7% of the residual equity interests in TWE and (iii) ATC, a wholly owned subsidiary of Time Warner, owned 1.0% of the residual equity interests in TWE and $2.4 billion in mandatorily redeemable preferred equity issued by TWE. In addition, following the TWE Restructuring, Time Warner indirectly held shares of TWC Class A common stock and Class B common stock representing, in the aggregate, 89.3% of the voting power and 82.1% of TWC’s outstanding equity.

On July 28, 2006, the partnership interests and preferred equity originally held by ATC, were contributed to TW NY Holding, a wholly owned subsidiary of TWC, in exchange for a 12.43% non-voting common stock economic interest in TW NY Holding and upon the closing of the TWE Redemption, Comcast Trust I’s ownership interest in TWE was redeemed. As a result, Time Warner has no direct interest in TWE and Comcast no longer has any interest in TWE. As of December 31, 2007, TWE had $3.2 billion in principal amount of outstanding debt securities with maturities ranging from 2008 to 2033 and fixed interest rates ranging from 7.25% to 10.15%. See “Management’s Discussion and Analysis of Results of Operations and Financial Condition—Financial Condition and Liquidity—Outstanding Debt and Mandatorily Redeemable Preferred Equity and Available Financial Capacity.”

The TWE partnership agreement requires that transactions between TWC and its subsidiaries, on the one hand, and TWE and its subsidiaries, on the other hand, be conducted on an arm’s-length basis, with management, corporate or similar services being provided by TWC on a “no mark-up” basis with fair allocations of administrative costs and general overhead.

TWE-A/N Partnership Agreement

The following description summarizes certain provisions of the partnership agreement relating to TWE-A/N. Such description does not purport to be complete and is subject to, and is qualified in its entirety by reference to, the provisions of the TWE-A/N partnership agreement.

Partners of TWE-A/N.  The general partnership interests in TWE-A/N are held by TW NY and an indirect subsidiary of TWE (such TWE subsidiary and TW NY are together, the “TW Partners”) and A/N, a partnership owned by wholly owned subsidiaries of Advance Publications Inc. and Newhouse Broadcasting Corporation. The TW Partners also hold preferred partnership interests.

2002 Restructuring of TWE-A/N.  The TWE-A/N cable television joint venture was formed by TWE and A/N in December 1995. A restructuring of the partnership was completed during 2002. As a result of this restructuring, cable systems and their related assets and liabilities serving approximately 2.1 million subscribers as of December 31, 2002 (which amount is not included in TWE-A/N’s 4.8 million consolidated subscribers, as of December 31, 2007) located primarily in Florida (the “A/N Systems”), were transferred to a subsidiary of TWE-A/ N (the “A/N Subsidiary”). As part of the restructuring, effective August 1, 2002, A/N’s interest in TWE-A/N was converted into an interest that tracks the economic performance of the A/N Systems, while the TW Partners retain the economic interests and associated liabilities in the remaining TWE-A/N cable systems. Also, in connection with the restructuring, TWC effectively acquired A/N’s interest in Road Runner. TWE-A/N’s financial results, other than the results of the A/N Systems, are consolidated with TWC’s. Road Runner continues to provide high-speed data services to the A/N Subsidiary for a fee under a contract that is terminable by A/N upon six months notice.

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

Restrictions on Transfer—TW Partners.  Each TW Partner is generally permitted to directly or indirectly dispose of its entire partnership interest at any time to a wholly owned affiliate of TWE (in the case of transfers by TWE-A/N Holdco, L.P. (“TWE-A/N Holdco”)) or to TWE, Time Warner or a wholly owned affiliate of TWE or Time Warner (in the case of transfers by TWC). In addition, the TW Partners are also permitted to transfer their partnership interests through a pledge to secure a loan, or a liquidation of TWE in which Time Warner, or its affiliates, receives a majority of the interests of TWE-A/N held by the TW Partners. TWE-A/N Holdco is allowed to issue additional partnership interests in TWE-A/N Holdco so long as Time Warner continues to own, directly or indirectly, either 35% or 43.75% of the residual equity capital of TWE-A/N Holdco, depending on when the issuance occurs.

Restrictions on Transfer—A/N Partner.  A/N is generally permitted to directly or indirectly transfer its entire partnership interest at any time to certain members of the Newhouse family or specified affiliates of A/N. A/N is also permitted to dispose of its partnership interest through a pledge to secure a loan and in connection with specified restructurings of A/N.

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

Wireless Spectrum Joint Venture

TWC is a participant in a joint venture with several other cable companies that holds 137 advanced wireless spectrum (“AWS”) licenses. These licenses cover 20 MHz of AWS in about 90% of the continental United States and Hawaii. The FCC awarded these licenses to the venture on November 20, 2006. There can be no assurance that the venture will successfully develop mobile and related services. Under certain circumstances, the members of the venture have the ability to exit the venture and receive from the venture, subject to certain limitations and adjustments, AWS licenses covering the areas in which they provide cable services.

TWC’s Governing Documents

Management and Operations

The following description summarizes certain provisions of TWC’s constituent documents and certain agreements that affect and govern TWC’s ongoing operations. Such description does not purport to be complete and is qualified in its entirety by reference to the provisions of such agreements and constituent documents.

TWC Stockholders.  A subsidiary of Time Warner owns 746,000,000 shares of the TWC Class A common stock, which has one vote per share, and 75,000,000 shares of TWC’s Class B common stock, which has ten votes per share, which together represent 90.6% of the voting power of TWC’s common stock and approximately 84% of the common stock. TWC’s Certificate of Incorporation does not include a mechanism to convert Class B common stock into Class A common stock. The TWC Class A common stock and Class B common stock vote together as a single class on all matters, except with respect to the election of directors and certain matters described below.

Board of Directors.  The TWC Class A common stock votes as a separate class with respect to the election of the Class A directors (the “Class A Directors”), and the Class B common stock votes as a separate class with respect to the election of the Class B directors (the “Class B Directors”). Pursuant to TWC’s Certificate of Incorporation, which was adopted upon the closing of the Adelphia Acquisition, the Class A Directors must represent not less than one-sixth and not more than one-fifth of TWC’s directors, and the Class B Directors must represent not less than four-fifths of the directors. As a result of its holdings, Time Warner has the ability to cause the election of all Class A Directors and Class B Directors, subject to certain restrictions on the identity of these directors discussed below.

Under the terms of TWC’s Certificate of Incorporation, until August 1, 2009, at least 50% of TWC’s board of directors must be independent directors as defined under the NYSE listed company rules.

Pursuant to a shareholder agreement between TWC and Time Warner (the “Shareholder Agreement”), so long as Time Warner has the power to elect a majority of TWC’s board of directors, TWC must obtain Time Warner’s consent before (1) entering into any agreement that binds or purports to bind Time Warner or its affiliates or that would subject TWC or its subsidiaries to significant penalties or restrictions as a result of any action or omission of Time Warner or its affiliates; or (2) adopting a stockholder rights plan, becoming subject to section 203 of the Delaware General Corporation Law, adopting a “fair price” provision in its Certificate of Incorporation or taking any similar action.

Furthermore, so long as Time Warner has the power to elect a majority of TWC’s board of directors, pursuant to the Shareholder Agreement, Time Warner may purchase debt securities issued by TWE only after giving notice to TWC of the approximate amount of debt securities it intends to purchase and the general time period for the purchase, which period may not be greater than 90 days, subject to TWC’s right to give notice to Time Warner that it intends to purchase such amount of TWE debt securities itself.

Protections of Minority Class A Common Stockholders.  The approval of the holders of a majority of the voting power of the outstanding shares of TWC Class A common stock held by persons other than Time Warner and its subsidiaries is necessary for any merger, consolidation or business combination in which the holders of TWC Class A common stock do not receive per share consideration identical to that received by the holders of TWC Class B common stock (other than with respect to voting power) or that would otherwise adversely affect the specific rights and privileges of the holders of the TWC Class A common stock relative to the specific rights and privileges of the holders of the TWC Class B common stock. In addition, the approval of (i) the holders of a majority of the voting power of the outstanding shares of TWC Class A common stock held by persons other than Time Warner and (ii) the majority of the independent directors on TWC’s board of directors is required to:

•	change or adopt a provision inconsistent with TWC’s Certificate of Incorporation if such change would have a material adverse effect on the rights of the holders of TWC Class A common stock in a manner different from the effect on the rights of the holders of TWC Class B common stock;

•	through July 31, 2011, (a) change any of the provisions of TWC’s By-laws concerning restrictions on transactions between TWC and Time Warner and its affiliates or (b) adopt any provision of TWC’s Certificate of Incorporation or By-laws inconsistent with such restrictions; and

•	change or adopt a provision inconsistent with the provisions of TWC’s Certificate of Incorporation that set forth:

•	the approvals required in connection with any merger, consolidation or business combination of TWC;

•	the number of independent directors required on the TWC board of directors;

•	the approvals required to change TWC’s By-laws; and

•	the approvals required to change TWC’s Certificate of Incorporation.

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

Time Warner Standstill.  Under the Shareholder Agreement, so long as Time Warner has the power to elect a majority of TWC’s board of directors, Time Warner has agreed that prior to August 1, 2009 (three years following the closing of the Adelphia Acquisition), Time Warner will not make or announce a tender offer or exchange offer for TWC Class A common stock without the approval of a majority of the independent directors of TWC; and prior to August 1, 2016 (10 years following the closing of the Adelphia Acquisition), Time Warner will not enter into any business combination with TWC, including a short-form merger, without the approval of a majority of the independent directors of TWC.

Transactions between Time Warner and TWC.  TWC’s By-laws provide that Time Warner may only enter into transactions with TWC and its subsidiaries, including TWE, that are on terms that, at the time of entering into such transaction, are substantially as favorable to TWC or its subsidiaries as they would be able to receive in a comparable arm’s-length transaction with a third party. Any such transaction involving reasonably anticipated payments or other consideration of $50 million or greater also requires the prior approval of a majority of the independent directors of TWC. TWC’s By-laws also prohibit TWC from entering into any transaction having the intended effect of benefiting Time Warner and any of its affiliates (other than TWC and its subsidiaries) at the expense of TWC or any of its subsidiaries in a manner that would deprive TWC or any of its subsidiaries of the benefit it would have otherwise obtained if the transaction were to have been effected on arm’s-length terms. Each of these By-law provisions terminates in the event that Time Warner and TWC cease to be affiliates.

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

Risks Related to Competition

TWC faces a wide range of competition, which could negatively affect its business and financial results.

TWC’s industry is and will continue to be highly competitive. Some of TWC’s principal competitors, DBS operators and incumbent local telephone companies, in particular, offer services that provide features and functions comparable to the video, high-speed data and/or voice services that TWC offers, and they are offering them in bundles similar to TWC’s. The telephone and DBS companies aggressively market their individual products as well as their bundles or synthetic bundles (i.e., video services provided principally by the DBS operator, and DSL service, traditional phone service and, in some cases, wireless service provided by the telephone company). These competitors try to distinguish their services from TWC’s by offering aggressive promotional pricing, exclusive programming, a bundle including their own or an affiliate’s wireless voice service and/or assertions of superior service or offerings.

In addition to these competitors, TWC faces competition on individual services from a range of competitors, including, in video, SMATV and video delivered to consumers over the Internet; in high speed data, Wi-Fi, Wi-Max and 3G wireless broadband services provided by mobile carriers such as Verizon Wireless; broadband over power line providers and municipal Wi-Fi services and in voice, cellular telephone service providers and Internet phone providers, such as Vonage, and others.

Furthermore, TWC operates its cable systems under non-exclusive franchises granted by state or local authorities. In some of TWC’s operating areas, other operators have overbuilt TWC’s systems and offer video, data and/or voice services in competition with TWC.

Any inability to compete effectively or an increase in competition with respect to video, voice or high-speed data services could have an adverse effect on TWC’s financial results and return on capital expenditures due to possible increases in the cost of gaining and retaining subscribers and lower per subscriber revenue, could slow or cause a decline in TWC’s growth rates, reduce TWC’s revenues, reduce the number of TWC’s subscribers or reduce TWC’s ability to increase penetration rates for services. As TWC expands and introduces new and enhanced products and services, TWC may be subject to competition from other providers of those products and services, such as telecommunications providers, ISP and consumer electronics companies, among others. TWC cannot predict the extent to which this competition will affect its future financial results or return on capital expenditures.

Future advances in technology, as well as changes in the marketplace and in the regulatory and legislative environments, may result in changes to the competitive landscape. For additional information regarding the regulatory and legal environment, see “—Risks Related to Government Regulation” and “Business—Competition” and “—Regulatory Matters.”

TWC operates its cable systems under franchises that are non-exclusive. State and local franchising authorities can grant additional franchises and foster additional competition.

TWC’s cable systems are constructed and operated under non-exclusive franchises granted by state or local governmental authorities. Federal law prohibits franchising authorities from unreasonably denying requests for additional franchises. Consequently, competing operators may build systems in areas in which TWC holds franchises. The existence of more than one cable system operating in the same territory is referred to as an “overbuild.” In the past, competing operators—most of them relatively small—have obtained such franchises and offered competing services in some areas in which TWC holds franchises. More recently, incumbent local telephone companies with significant resources, particularly Verizon and AT&T, have obtained or have sought to obtain such franchises in connection with or in preparation for offering video, high-speed data and digital voice services in some of TWC’s service areas. See “—TWC faces a wide range of competition, which could negatively affect its business and financial results” above. Verizon and AT&T are continuing to upgrade their networks to enable the delivery of video and high-speed data services, in addition to their existing telephone services.

Increased competition from any source, including overbuilders, could require TWC to charge lower prices for existing or future services than TWC otherwise might or require TWC to invest in or otherwise obtain additional services more quickly or at higher costs than TWC otherwise might. These actions, or the failure to take steps to allow TWC to compete effectively, could adversely affect TWC’s growth, financial condition and results of operations.

TWC faces risks relating to competition for the leisure and entertainment time of audiences, which has intensified in part due to advances in technology.

In addition to the various competitive factors discussed above, TWC’s business is subject to risks relating to increasing competition for the leisure and entertainment time of consumers. TWC’s business competes with all other sources of entertainment and information delivery, including broadcast television, movies, live events, radio broadcasts, home video products, console games, print media and the Internet. Technological advancements, such as VOD, new video formats, and Internet streaming and downloading, many of which have been beneficial to TWC’s business, have nonetheless increased the number of entertainment and information delivery choices available to consumers and intensified the challenges posed by audience fragmentation. The increasing number of choices available to audiences could negatively impact not only consumer demand for TWC’s products and services, but also advertisers’ willingness to purchase advertising from TWC. If TWC does not respond appropriately to further increases in the leisure and entertainment choices available to consumers, TWC’s competitive position could deteriorate, and TWC’s financial results could suffer.

TWC’s competitive position and business and financial results could suffer if it does not develop a compelling wireless offering.

TWC believes that broadband cable networks currently provide the most efficient means to deliver its services, but consumers are increasingly interested in accessing information, entertainment and communication services outside the home as well.

TWC is exploring various means by which it can offer its customers mobile services. In November 2006, a joint venture formed by TWC and several cable operators was the winning bidder of 137 licenses in the FCC Auction 66 for Advanced Wireless Spectrum. However, there can be no assurance that the venture will successfully develop mobile voice and related wireless services or otherwise benefit from the acquired spectrum. If TWC incurs significant costs in developing or marketing mobile voice and related wireless services in connection with the venture or otherwise, and the resulting products and services are not competitive with other parties’ products or appealing to TWC’s customers, TWC’s business and financial results could suffer. In addition, if TWC’s competitors begin to expand their service bundles to include compelling mobile features before TWC has developed and rolled out an equivalent or more compelling offering, TWC may not be in a position to provide a competitive product offering and its business and financial results could suffer.

TWC may encounter unforeseen difficulties as it increases the scale of its video, high-speed data and voice offerings to commercial customers.

TWC has sold video and high-speed data services to businesses for some time and, in 2007, introduced an IP-based telephony service, Business Class Phone, geared to small- and medium-sized businesses. In order to provide its commercial customers with reliable services, TWC may need to increase expenditures, including spending on technology, equipment and personnel. If the services are not sufficiently reliable or TWC otherwise fails to meet commercial customers’ expectations, its commercial services business could be adversely affected. In addition, TWC faces competition from the existing local telephone companies as well as from a variety of other national and regional business services competitors. If TWC is unable to successfully attract and keep commercial customers, its growth, financial condition and results of operations may be adversely affected.

Additional Risks of TWC’s Operations

TWC’s business is characterized by rapid technological change, and if TWC does not respond appropriately to technological changes, its competitive position may be harmed.

TWC operates in a highly competitive, consumer-driven and rapidly changing environment and is, to a large extent, dependent on its ability to acquire, develop, adopt and exploit new and existing technologies to distinguish its services from those of its competitors. If TWC chooses technologies or equipment that are less effective, cost-efficient or attractive to its customers than those chosen by its competitors, or if TWC offers products or services that fail to appeal to consumers, are not available at competitive prices or that do not function as expected, TWC’s competitive position could deteriorate, and TWC’s business and financial results could suffer.

The ability of TWC’s competitors to acquire or develop and introduce new technologies, products and services more quickly than TWC may adversely affect TWC’s competitive position. Furthermore, advances in technology, decreases in the cost of existing technologies or changes in competitors’ product and service offerings also may require TWC in the future to make additional research and development expenditures or to offer at no additional charge or at a lower price certain products and services TWC currently offers to customers separately or at a premium. In addition, the uncertainty of the costs for obtaining intellectual property rights from third parties could impact TWC’s ability to respond to technological advances in a timely manner.

TWC may continue to face challenges in its systems in Dallas, Texas and Los Angeles, California.

TWC continues to face challenges in the Dallas, Texas and Los Angeles, California systems, most of which were acquired in the Transactions. During 2007, TWC undertook a significant integration effort that included upgrading the capacity and technical performance of these systems to levels that allow the delivery of advanced services and features. However, the historical negative perception of cable service in Dallas and Los Angeles, due in part to the service provided by predecessor cable operators, could hinder efforts to attract new customers. In addition, competition in Dallas and Los Angeles from Verizon and AT&T is intense. As a result, the Dallas and Los Angeles systems could be unable to meaningfully improve their financial performance, which could adversely affect TWC’s growth, financial condition and results of operations.

Significant unanticipated increases in the use of bandwidth-intensive Internet-based services could increase TWC’s costs.

The rising popularity of bandwidth-intensive Internet-based services poses special risks for TWC’s high-speed data business. Examples of such services include peer-to-peer file sharing services, gaming services and the delivery of video via streaming technology and by download. If heavy usage of bandwidth-intensive services grows beyond TWC’s current expectations, TWC may need to invest more capital than currently anticipated to expand the bandwidth capacity of its systems or TWC’s customers may have a suboptimal experience when using TWC’s high-speed data service. In addition, in order to continue to provide quality service at attractive prices, TWC needs the continued flexibility to develop and refine business models that respond to changing consumer uses and demands, to manage bandwidth usage efficiently and to make upgrades to TWC’s broadband facilities. TWC’s ability to do these things could be restricted by legislative efforts to impose so-called “net neutrality” requirements on cable operators. See “—Risks Related to Government Regulation—TWC’s business is subject to extensive governmental regulation, which could adversely affect its business.”

Availability of SDV technology may not enable TWC to effectively manage its existing bandwidth.

As of December 31, 2007, TWC had deployed switched digital video, or SDV, technology to over 1.4 million digital video subscribers, and TWC intends to further deploy this technology during 2008. SDV allows TWC to save bandwidth by transmitting particular programming services only to groups of homes or nodes where subscribers are viewing the programming at a particular time rather than broadcasting it to all subscriber homes. Deploying SDV requires installation of new hardware and software at each cable system where it is employed. In addition, bandwidth savings are based on the actual viewing habits of subscribers. As a result, TWC may experience operational difficulties in deploying SDV and may not realize all of the efficiencies it anticipates from the deployment of this technology. In addition, the FCC may interpret existing regulation or introduce new regulation to restrict cable operators’ ability to use SDV technology. If TWC experiences operational difficulties in deploying SDV, if TWC is unable to gain anticipated additional network capacity as a result of its SDV deployment plans or if TWC is prohibited by regulation from using SDV technology, TWC may have difficulty carrying the volume of HDTV channels and other bandwidth-intensive traffic carried by competitors and may be forced to make costly upgrades to its systems in order to remain competitive.

A weakening economy, especially a continued downturn in the housing market, may negatively impact TWC’s ability to attract new subscribers and generate increased subscription revenues.

Providing basic video services is an established and highly penetrated business. As a result, TWC’s ability to achieve incremental growth in basic video subscribers is dependent in part on growth in new housing in TWC’s service areas, which is influenced by various factors outside of TWC’s control, including both national and local economic conditions. If growth in new housing continues to fall or if there are population declines in TWC’s operating areas, opportunities to gain new basic subscribers will decrease. In addition, a weakening economy or recession may result in less demand for TWC’s services, especially the more expensive advanced services, and may increase the number of subscribers from whom TWC is unable to collect payment for its services. A decrease in opportunities to gain new basic video subscribers or in demand for TWC’s advanced services or an increase in TWC’s bad debt may have an adverse effect on TWC’s growth, business and financial results or financial condition.

TWC relies on network and information systems and other technology, and a disruption or failure of such networks, systems or technology as a result of computer viruses, misappropriation of data or other malfeasance, as well as outages, natural disasters, accidental releases of information or similar events, may disrupt TWC’s business.

Because network and information systems and other technologies are critical to TWC’s operating activities, network or information system shutdowns caused by events such as computer hacking, dissemination of computer viruses, worms and other destructive or disruptive software, denial of service attacks and other malicious activity, as well as power outages, natural disasters, terrorist attacks and similar events, pose increasing risks. Such an event could have an adverse impact on TWC and its customers, including degradation of service, service disruption, excessive call volume to call centers and damage to equipment and data. Such an event also could result in large expenditures necessary to repair or replace such networks or information systems or to protect them from similar events in the future. Significant incidents could result in a disruption of TWC’s operations, customer dissatisfaction, or a loss of customers or revenues.

Furthermore, TWC’s operating activities could be subject to risks caused by misappropriation, misuse, leakage, falsification and accidental release or loss of information maintained in TWC’s information technology systems and networks, including customer, personnel and vendor data. TWC could be exposed to significant costs if such risks were to materialize, and such events could damage the reputation and credibility of TWC and its business and have a negative impact on its revenues. TWC also could be required to expend significant capital and other resources to remedy any such security breach. As a result of the increasing awareness concerning the importance of safeguarding personal information, the potential misuse of such information and legislation that has been adopted or is being considered regarding the protection, privacy and security of personal information, information-related risks are increasing, particularly for businesses like TWC’s that handle a large amount of personal customer data.

TWC’s business may be adversely affected if TWC cannot continue to license or enforce the intellectual property rights on which its business depends.

TWC relies on patent, copyright, trademark and trade secret laws and licenses and other agreements with its employees, customers, suppliers, and other parties, to establish and maintain its intellectual property rights in technology and the products and services used in TWC’s operations. However, any of TWC’s intellectual property rights could be challenged or invalidated, or such intellectual property rights may not be sufficient to permit TWC to take advantage of current industry trends or otherwise to provide competitive advantages, which could result in costly redesign efforts, discontinuance of certain product or service offerings or other competitive harm. Recently, the number of patent infringement claims resulting in lawsuits has increased. Claims of intellectual property infringement could require TWC to enter into royalty or licensing agreements on unfavorable terms, incur substantial monetary liability or be enjoined preliminarily or permanently from further use of the intellectual property in question, which could require TWC to change its business practices and limit its ability to compete effectively. Even if TWC believes that the claims are without merit, the claims can be time-consuming and costly to defend and divert management’s attention and resources away from TWC’s businesses. Also, because of the rapid pace of technological change, TWC relies on technologies developed or licensed by third parties, and TWC may not be able to obtain or continue to obtain licenses from these third parties on reasonable terms, if at all.

The accounting treatment of goodwill and other identified intangibles could result in future asset impairments, which would be recorded as operating losses.

Financial Accounting Standards Board (“FASB”) Statement No. 142, Goodwill and Other Intangible Assets (“FAS 142”) requires that goodwill, including the goodwill included in the carrying value of investments accounted for using the equity method of accounting, and other intangible assets deemed to have indefinite useful lives, such as franchise agreements, cease to be amortized. FAS 142 requires that goodwill and certain intangible assets be tested at least annually for impairment. If TWC finds that the carrying value of goodwill or a certain intangible asset exceeds its fair value, it will reduce the carrying value of the goodwill or intangible asset to the fair value, and TWC will recognize an impairment loss. Any such impairment losses are required to be recorded as non-cash operating losses.

TWC’s 2007 annual impairment analysis, which was performed during the fourth quarter, did not result in an impairment charge. However, over the past year, the decline in TWC’s stock price, as well as others in the cable industry, has resulted in a significantly lower market valuation as compared to the prior year, which in turn has resulted in a significantly lower market value of its reporting units and the value of its cable franchises. The result of the lower fair values is that the fair value of the Los Angeles reporting unit approximates its carrying value and the fair values of the cable franchises in most of the Company’s regions approximate their carrying values. As a result, any additional declines in value will likely result in goodwill and cable franchise impairment charges. Other intangible assets not subject to amortization are tested for impairment annually, or more frequently if events or circumstances indicate that the asset might be impaired. See “Management’s Discussion and Analysis of Results of Operations and Financial Condition—Critical Accounting Policies—Asset Impairments—Goodwill and Indefinite-lived Intangible Assets” and “—Long-lived Assets.” It is possible that such charges, if taken, could be recorded prior to the December 31, 2008 testing date (i.e., during an interim period) if the Company’s stock price, its results of operations, or other factors require TWC to test for impairment.

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

The IRS and state and local tax authorities may challenge the tax characterizations of the Adelphia Acquisition, the Redemptions and the Exchange, or TWC’s related valuations, and any successful challenge by the IRS or state or local tax authorities could materially adversely affect TWC’s tax profile, significantly increase TWC’s future cash tax payments and significantly reduce TWC’s future earnings and cash flow.

The Adelphia Acquisition was designed to be a fully taxable asset sale, the TWC Redemption was designed to qualify as a tax-free split-off under section 355 of the Internal Revenue Code of 1986, as amended (the “Tax Code”), the TWE Redemption was designed as a redemption of Comcast’s partnership interest in TWE, and the Exchange was designed as an exchange of designated cable systems. There can be no assurance, however, that the Internal Revenue Service (the “IRS”) or state or local tax authorities (collectively with the IRS, the “Tax Authorities”) will not challenge one or more of such characterizations or TWC’s related valuations. Such a successful challenge by the Tax Authorities could materially adversely affect TWC’s tax profile (including TWC’s ability to recognize the intended tax benefits from the Transactions), significantly increase TWC’s future cash tax payments and significantly reduce TWC’s future earnings and cash flow. The tax consequences of the Adelphia Acquisition, the Redemptions and the Exchange are complex and, in many cases, subject to significant uncertainties, including, but not limited to, uncertainties regarding the application of federal, state and local income tax laws to various transactions and events contemplated therein and regarding matters relating to valuation.

Risks Related to Dependence on Third Parties

Increases in programming costs or the inability to obtain popular programming could adversely affect TWC’s operations, business or financial results.

Video programming costs represent a major component of TWC’s expenses and are expected to continue to increase, reflecting the increasing cost of obtaining desirable programming, particularly sports programming, as well as subscriber growth and the expansion of service offerings. It is expected that TWC’s video service margins will decline over the next few years as programming cost increases outpace growth in video revenues. Furthermore, current and future programming providers that supply content that is desirable to TWC’s subscribers may be unwilling to enter into distribution arrangements with TWC on acceptable terms. In addition, owners of non-broadcast video programming content may enter into exclusive distribution arrangements with TWC’s competitors. A failure to carry programming that is attractive to TWC’s subscribers could adversely impact subscription and advertising revenues.

TWC may not be able to obtain necessary hardware, software and operational support.

TWC depends on third party suppliers and licensors to supply some of the hardware, software and operational support necessary to provide some of TWC’s services. Some of TWC’s hardware, software and operational support vendors represent TWC’s sole source of supply or have, either through contract or as a result of intellectual property rights, a position of some exclusivity. If demand exceeds these vendors’ capacity or if these vendors experience operating or financial difficulties, TWC’s ability to provide some services might be materially adversely affected. These events could materially and adversely affect TWC’s ability to retain and attract subscribers, and have a material negative impact on TWC’s operations, business, financial results and financial condition.

In addition, TWC has an agreement with Sprint under which it assists TWC in providing Digital Phone service to customers by routing voice traffic to and from destinations outside of TWC’s network via the public switched telephone network, delivering E911 service and assisting in local number portability and long-distance traffic carriage. TWC’s reliance on a single provider for these services may render TWC vulnerable to service disruptions and other operational difficulties, which could have an adverse effect on TWC’s business and financial results.

TWC may encounter substantially increased pole attachment costs.

Under federal law, TWC has the right to attach cables carrying video services to telephone and similar poles of investor-owned utilities at regulated rates. However, because these cables carry services other than video services, such as high-speed data services or new forms of voice services, some utility pole owners have sought to impose additional fees for pole attachment. The U.S. Supreme Court has rejected the efforts of some utility pole owners to make cable attachments carrying Internet traffic ineligible for regulatory protection. Pole owners have, however, made arguments in other areas of pole regulation that, if successful, could significantly increase TWC’s costs and, in November 2007, the FCC issued a Notice of Proposed Rulemaking that proposes to establish a single pole attachment rate for all utility pole owners carrying broadband internet access services that would be higher than the rate charged for traditional cable and cable modem service. In addition, TWC’s pole attachment rates may increase insofar as TWC’s systems are providing voice services.

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

Customers using “cable-ready” and “digital cable-ready” televisions and other devices offered by consumer electronics companies or computing devices capable of tuning, storing and displaying cable video signals may use a different user interface from the one TWC provides and/or may not be able to access services requiring two-way transmission capabilities unless they also have a set-top box. These customers may have limited exposure and access to TWC’s advanced video services, including TWC’s interactive program guide and VOD and subscription-video-on-demand (“SVOD”). If such devices attain wide consumer acceptance, TWC’s revenue from equipment rental and two-way transmission-based services could decrease, and there could be a negative impact on TWC’s ability to sell advanced services to customers. TWC cannot predict the extent to which different interfaces will affect its future business and operations. See “Business—Regulatory Matters—Communications Act and FCC Regulation.”

Risks Related to Government Regulation

TWC’s business is subject to extensive governmental regulation, which could adversely affect its business.

TWC’s video and voice services are subject to extensive regulation at the federal, state, and local levels. In addition, the federal government also has been exploring possible regulation of high-speed data services. Additional regulation, including regulation relating to rates, equipment, technologies, programming, levels and types of services, taxes and other charges, could have an adverse impact on TWC’s services. If the United States Congress (“Congress”) or regulators were to disallow the use of certain technologies TWC uses today or to mandate the implementation of other technologies, TWC’s services and results of operations could suffer. TWC expects that legislative enactments, court actions, and regulatory proceedings will continue to clarify and in some cases change the rights of cable companies and other entities providing video, data and voice services under the Communications Act and other laws, possibly in ways that TWC has not foreseen. The results of these legislative, judicial, and administrative actions may materially affect TWC’s business operations in areas such as:

•	Cable Franchising. At the federal level, various provisions have been introduced in connection with broader Communications Act reform that would streamline the video franchising process to facilitate entry by new competitors. To date, no such measures have been adopted by Congress. In December 2006, the FCC adopted new regulations intended to limit the ability of local franchising authorities to delay or refuse the grant of competitive franchises, which could facilitate entry by TWC’s competitors into areas where TWC operates. At the state level, several states, including California, New Jersey, North Carolina, South Carolina and Texas, have enacted statutes intended to streamline entry by additional video competitors, some of which provide more favorable treatment to new entrants than to existing providers. Similar bills are pending or may be enacted in additional states. To the extent federal or state laws or regulations facilitate additional competitive entry or create more favorable regulatory treatment for new entrants, TWC’s operations could be materially and adversely affected. See “Business—Regulatory Matters—State and Local Regulation.”

•	A la carte Video Services. There has from time to time been federal legislative and regulatory interest in requiring cable operators to offer historically bundled programming services on an à la carte basis, which could alter the cost structure of TWC’s services. Currently, no such legislation is pending and there are no pending proceedings related to à la carte video services at the FCC, although the FCC is examining the question of whether programming must be sold to MVPDs at the wholesale level on an unbundled basis.

•	Voice Communications. Traditional providers of voice services generally are subject to significant regulations. It is unclear to what extent those regulations (or other regulations) apply to providers of nontraditional voice services, including TWC’s. In orders over the past several years, the FCC subjected nontraditional voice service providers to a number of obligations applicable to traditional voice service. To the extent that the FCC (or Congress) imposes additional burdens, TWC’s operations could be adversely affected. See “Business—Regulatory Matters—Regulation of Telephony.”

Changes in carriage regulations could impose significant additional costs on TWC.

Although TWC would likely choose to carry the majority of primary feeds of full power stations voluntarily, so-called “must carry” rules require TWC to carry video programming that it might not otherwise carry, including some local broadcast television signals on some of its cable systems. If the FCC seeks to revise or expand the “must carry” rules, such as to require carriage of multicast streams, TWC would be forced to carry video programming that it would not otherwise carry and to drop other, more popular programming, which could make TWC less competitive. In addition, TWC is required to carry unaffiliated commercial leased access video programming and, under some of its franchises, public, educational and government access video programming. These regulations require TWC to use a substantial part of its capacity for this video programming and, for much of this programming, TWC must carry this programming with little or no payment or compensation from the programmer. In November 2007, the FCC revised its leased access rules by further lowering the permitted rates charged to most leased access programmers. As a result of the lower rates, TWC may receive additional requests to carry programming that is less attractive to its subscribers and, if this occurs, be forced to cease carrying programming that is popular with its subscribers, which could make TWC less competitive.

TWC’s carriage burden might increase due to changes in regulation in connection with the transition to digital broadcasting, which is scheduled for February 17, 2009. Beginning on February 18, 2009, cable operators that offer at least some analog service (i.e., that are not operating “all-digital” systems) will be required to provide subscribers both analog and digital feeds of must-carry broadcast stations. Currently, this obligation is scheduled to terminate in February 2012, subject to FCC review. As of February 2008, many of the specifics of how the transition will be accomplished are still uncertain and, in order for TWC to comply with requirements in connection with the digital transition, it will need to work with broadcasters who may not be ready to meet the regulatory requirements. In addition, while cable operators are required to provide subscribers both analog and digital feeds, there is no requirement that the broadcasters provide the analog signal to the cable operator. As a result, TWC may be forced to convert digital signals to analog feeds, which may increase TWC’s costs. In addition, several of TWC’s smaller systems may lack capacity to carry both analog and digital feeds of must-carry broadcast stations. If TWC is unable to obtain a waiver of this requirement for these systems from the FCC, TWC may be forced to invest capital to upgrade these systems, sell them or shut them down, or be required to drop other, more popular programming, in order to carry the dual feeds.

As a general matter, if TWC’s government-imposed carriage burdens become more onerous, TWC could be compelled to carry more programming over which it is not able to assert editorial control and to cease carrying programming that is popular with subscribers. Consequently, TWC’s mix of programming could become less attractive to subscribers. Moreover, if the FCC adopts rules that are not competitively neutral, cable operators could be placed at a disadvantage versus other multi-channel video providers.

“Net neutrality” legislation or regulation could limit TWC’s ability to operate its high-speed data business profitably, to manage its broadband facilities efficiently and to make upgrades to those facilities sufficient to respond to growing bandwidth usage by TWC’s high-speed data customers.

Several disparate groups have adopted the term “net neutrality” in connection with their efforts to persuade Congress and regulators to adopt rules that could limit the ability of broadband providers to apply differential pricing or network management policies to different uses of the Internet. Proponents of such regulation also seek to prohibit broadband providers from recovering the costs of rising bandwidth usage from any parties other than retail customers. The average bandwidth usage of TWC’s high-speed data customers has been increasing significantly in recent years as the amount of high-bandwidth content and the number of applications available on the Internet continue to grow. In order to continue to provide quality service at attractive prices, TWC needs the continued flexibility to develop and refine business models that respond to changing consumer uses and demands, to manage bandwidth usage efficiently and to make upgrades to TWC’s broadband facilities. As a result, depending on the form it might take, “net neutrality” legislation or regulation could impact TWC’s ability to operate its high-speed data network profitably and to undertake the upgrades that may be needed to continue to provide high quality high-speed data services and could negatively impact its ability to compete effectively. Several petitions have been filed with the FCC asking it to adopt regulations in this area, however, TWC is unable to predict the likelihood that such regulatory proposals will be adopted. For a description of current regulatory proposals, see “Business—Regulatory Matters—Communications Act and FCC Regulation.”

Under the program carriage rules, TWC could be compelled to carry programming services that it would not otherwise carry.

The Communications Act and the FCC’s “program access” rules generally prevent vendors of satellite-delivered video programming that are affiliated with cable operators from favoring cable operators over competing MVPDs, such as DBS, in the terms and conditions of carriage, and limit the ability of such programming vendors to offer exclusive programming arrangements to cable operators. In addition, the Communications Act and the FCC’s “program carriage” rules generally prohibit any video programming vendor from being required to give up a financial interest to a cable operator or other MVPD or from being coerced into agreeing to an exclusive carriage agreement as a condition of carriage, and restrict cable operators and MVPDs from unreasonably restraining the ability of an unaffiliated programming vendor to compete fairly by discriminating against the programming vendor on the basis of its non-affiliation in the selection, terms or conditions for carriage. The FCC’s Adelphia/Comcast Transactions Order imposes certain additional obligations related to these rules. See “—Regulatory Matters—Adelphia/Comcast Transactions Order.”

Under a successful FCC program access complaint, TWC, its affiliates and other vertically-integrated programmers may have to make programming available to MVPDs that compete with TWC that such programmers might otherwise choose not to sell to or to do so on terms which they would not otherwise voluntarily accept. Under a successful program carriage complaint, TWC might be compelled to carry programming services it would not otherwise carry and/or to do so on economic and other terms that it would not accept absent such compulsion. Such compelled government carriage could reduce TWC’s ability to carry other, more desirable programming and non-video services, decrease its ability to manage its bandwidth efficiently and increase TWC’s costs, adversely affecting TWC’s competitive position.

Rate regulation could materially adversely impact TWC’s operations, business, financial results or financial condition.

Under current FCC regulations, rates for BST video service and associated equipment are permitted to be regulated. In many localities, TWC is not subject to BST video rate regulation, either because the local franchising authority has not asked the FCC for permission to regulate rates or because the FCC has found that there is “effective competition.” Also, there is currently no rate regulation for TWC’s other services, including high-speed data and voice services. It is possible, however, that the FCC or Congress will adopt more extensive rate regulation for TWC’s video services or regulate other services, such as high-speed data and voice services, which could impede TWC’s ability to raise rates, or require rate reductions, and therefore could cause TWC’s business, financial results or financial condition to suffer.

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

The FCC has initiated a rulemaking proceeding to explore the consequences of its March 2002 order. If either the FCC or a court were to determine that, despite the March 2002 order, TWC is required to pay franchise fees on cable modem revenue, TWC’s franchise fee burden could increase going forward. TWC would be permitted to collect those increased fees from its subscribers, but doing so could impair its competitive position as compared to high-speed data service providers who are not required to collect and pay franchise fees. TWC could also become liable for franchise fees back to the time TWC stopped paying them. TWC may not be able to recover those fees from subscribers. Most courts interpreting the rules, including several instances involving TWC, have determined that cable operators are not required to pay these fees on cable modem service. In 2007, an intermediate state appellate court decided, in a case not involving TWC, that cable operators can be required to pay franchise fees on cable modem service. This decision may encourage other franchise authorities to seek such fees.

Applicable law is subject to change.

The exact requirements of applicable law are not always clear, and the rules affecting TWC’s businesses are always subject to change. For example, the FCC may interpret its rules and regulations in enforcement proceedings in a manner that is inconsistent with the judgments TWC has made. Likewise, regulators and legislators at all levels of government may sometimes change existing rules or establish new rules. Congress, for example, considers new legislative requirements for cable operators virtually every year, and there is always a risk that such proposals will ultimately be enacted. See “Business—Regulatory Matters.”

Risks Related to TWC’s Relationship with Time Warner

Time Warner controls approximately 90.6% of the voting power of TWC’s outstanding common stock and has the ability to elect a majority of TWC’s directors, and its interest may conflict with the interests of TWC’s other stockholders.

Time Warner indirectly holds all of TWC’s outstanding Class B common stock and approximately 82.7% of TWC’s outstanding Class A common stock. The common stock held by Time Warner represents approximately 90.6% of TWC’s combined voting power and 84.0% of the total number of shares of capital stock outstanding of all classes of TWC’s voting stock. Accordingly, Time Warner can control the outcome of most matters submitted to a vote of TWC’s stockholders. In addition, Time Warner, because it is the indirect holder of all of TWC’s outstanding Class B common stock, and because it also indirectly holds a majority of TWC’s outstanding Class A common stock, is able to elect all of TWC’s directors and will continue to be able to do so as long as it owns a majority of TWC’s Class A common stock and Class B common stock. As a result of Time Warner’s share ownership and representation on TWC’s board of directors, Time Warner is able to influence all of TWC’s affairs and actions, including matters requiring stockholder approval such as the election of directors and approval of significant corporate transactions. The interests of Time Warner may differ from the interests of TWC’s other stockholders. TWC’s Certificate of Incorporation requires that TWC’s board of directors include independent members, subject to certain limitations, and TWC’s By-laws require that certain related party transactions be approved by a majority of these independent directors.

Some of TWC’s officers and directors may have interests that diverge from TWC in favor of Time Warner because of past and ongoing relationships with Time Warner and its affiliates.

Some of TWC’s officers and directors may experience conflicts of interest with respect to decisions involving business opportunities and similar matters that may arise in the ordinary course of TWC’s business or the business of Time Warner and its affiliates. One of TWC’s directors is an executive officer of a subsidiary of Time Warner that is a sister company of TWC and five of TWC’s directors (including Glenn A. Britt, TWC’s President and Chief Executive Officer) served as executive officers of Time Warner or its predecessors in the past. A number of TWC directors and executive officers also have restricted shares, restricted stock units and/or options to purchase shares of Time Warner common stock. These past and ongoing relationships with Time Warner and any significant financial interest in Time Warner by these persons may present conflicts of interest that could materially adversely affect TWC’s business, financial results or financial condition. For example, these decisions could be materially related to:

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

Time Warner and its affiliates are engaged in a diverse range of entertainment and media-related businesses, including filmed entertainment, home video and Internet-related businesses, and these businesses may have interests that conflict with or compete in some manner with TWC’s business. Time Warner and its affiliates are generally under no obligation to share any future business opportunities available to it with TWC and TWC’s Certificate of Incorporation contains provisions that release Time Warner and its affiliates, including TWC’s directors who are also Time Warner’s employees or executive officers, from this obligation and any liability that would result from breach of this obligation. Time Warner may deliver video, high-speed data, voice and wireless services over DSL, satellite or other means using the “Time Warner” brand name or similar brand names, potentially causing confusion among customers and complicating TWC’s marketing efforts. For instance, Time Warner has licensed the use of “Time Warner Telecom,” until July 2008, and “TW Telecom” and “TWTC” to Time Warner Telecom Inc., a former affiliate of Time Warner and a provider of managed voice and data networking solutions to enterprise organizations, which may compete with TWC’s commercial offerings. Any competition directly with Time Warner or its affiliates could materially adversely impact TWC’s business, financial results or financial condition.

TWC is party to agreements with Time Warner governing the use of TWC’s brand names, including the “Time Warner Cable” brand name that may be terminated by Time Warner if TWC fails to perform its obligations under those agreements or if TWC undergoes a change of control.

Some of the agreements governing the use of TWC’s brand names may be terminated by Time Warner if TWC:

•	commits a significant breach of its obligations under such agreements;

•	undergoes a change of control, even if Time Warner causes that change of control by selling some or all of its interest in TWC; or

•	materially fail to maintain the quality standards established for the use of these brand names and the products and services related to these brand names.

TWC licenses its brand name, “Time Warner Cable,” and the trademark “Road Runner” from affiliates of Time Warner. If Time Warner terminates these brand name license agreements, TWC would lose the goodwill associated with its brand names and be forced to develop new brand names, which would likely require substantial expenditures, and TWC’s business, financial results or financial condition would likely be materially adversely affected.

A change in Time Warner’s controlling interest in TWC may cause short-term volatility in trading volume and market price of TWC’s common stock.

Time Warner currently owns approximately 84.0% of TWC’s common stock, which represents a 90.6% voting interest. Time Warner may, in the future, decide to spin-off or otherwise divest its controlling interest in TWC. If Time Warner were to spin-off or divest its interest, the profile of TWC’s stockholders would change significantly. If such a transaction were to occur and a number of TWC’s resulting new stockholders chose to sell their shares, or if there is a perception that such sales might occur, it may cause short-term volatility in the trading volume and market price of TWC’s common stock.

Time Warner’s approval right over TWC’s ability to incur indebtedness may harm TWC’s liquidity and operations and restrict TWC’s growth.

Under a shareholder agreement entered into between TWC and Time Warner on April 20, 2005 (the “Shareholder Agreement”), which became effective in July 2006, until Time Warner no longer considers TWC to have an impact on its credit profile, TWC must obtain the approval of Time Warner prior to incurring additional debt or rental expense (other than with respect to certain approved leases) or issuing preferred equity, if TWC’s consolidated ratio of debt, including preferred equity, plus six times TWC’s annual rental expense to consolidated earnings before interest, taxes, depreciation and amortization (each as defined in the Shareholder Agreement) (“EBITDA”) plus rental expense, or “EBITDAR,” then exceeds, or would as a result of that incurrence exceed, 3:1, calculated without including any of TWC’s indebtedness or preferred equity held by Time Warner and its wholly owned subsidiaries. As of December 31, 2007, this ratio did not exceed 3:1. Although Time Warner has consented to ordinary course issuances of commercial paper or borrowings under TWC’s current revolving credit facility up to the limit of that credit facility, if the ratio were exceeded, any other incurrence of debt or rental expense (other than with respect to certain approved leases) or the issuance of preferred stock would require Time Warner’s approval. As a result, TWC may in the future have a limited ability to incur future debt and rental expense (other than with respect to certain approved leases) and issue preferred equity without the consent of Time Warner, which if needed to raise additional capital, could limit TWC’s flexibility in exploring and pursuing financing alternatives and could have a material adverse effect on TWC’s liquidity and operations and restrict TWC’s growth.

Time Warner’s capital markets and debt activity could adversely affect capital resources available to TWC.

TWC’s ability to obtain financing in the capital markets and from other private sources may be adversely affected by future capital markets activity undertaken by Time Warner and its other subsidiaries. Capital raised by or committed to Time Warner for matters unrelated to TWC may reduce the supply of capital available for TWC as a result of increased leverage of Time Warner on a consolidated basis or reluctance in the market to incur additional credit exposure to Time Warner on a consolidated basis. In addition, TWC’s ability to undertake significant capital raising activities may be constrained by competing capital needs of other Time Warner businesses unrelated to TWC. As of December 31, 2007, Time Warner had unused committed capacity of $1.0 billion under its $7.0 billion committed credit facility, and approximately $1.3 billion of cash and equivalents, and TWC had approximately $3.6 billion of available borrowing capacity under its $6.0 billion committed credit facility, and approximately $232 million of cash and cash equivalents. In addition, in December 2007, Time Warner obtained commitments for a $2.0 billion three-year unsecured term loan, which closed on January 8, 2008.

TWC is exempt from certain corporate governance requirements since TWC is a “controlled company” within the meaning of the NYSE rules and, as a result, its stockholders do not have the protections afforded by these corporate governance requirements.

Time Warner controls more than 50% of the voting power of TWC’s outstanding common stock. As a result, TWC is considered to be a “controlled company” for the purposes of the NYSE listing requirements and therefore is permitted to, and has, opted out of the NYSE listing requirements that would otherwise require TWC’s board of directors to have a majority of independent directors and TWC’s compensation and nominating and governance committees to be comprised entirely of independent directors. Accordingly, TWC’s stockholders do not have the same protections afforded to stockholders of companies that are subject to all of the NYSE corporate governance requirements. However, TWC’s Certificate of Incorporation contains provisions requiring that independent directors constitute at least 50% of TWC’s board of directors and TWC’s By-laws require that certain related party transactions be approved by a majority of these independent directors.

As a condition to the consummation of the Adelphia Acquisition, TWC’s Certificate of Incorporation provides that this provision may not be amended, altered or repealed, and no provision inconsistent with this requirement may be adopted, until August 1, 2009 (three years following the closing of the Adelphia Acquisition) without, among other things, the consent of a majority of the holders of the Class A common stock other than Time Warner and its affiliates.

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

TWC’s high-speed data backbone consists of fiber owned by TWC or circuits leased from third-party vendors, and related equipment. TWC also operates regional and national data centers with equipment that is used to provide services, such as e-mail, news and web services to TWC’s high-speed data subscribers and to provide services to TWC’s Digital Phone customers. In addition, TWC maintains a network operations center with equipment necessary to monitor and manage the status of TWC’s high-speed data network.

As of December 31, 2007, the largest property TWC owned was an approximately 318,500 square foot building housing one of TWC’s divisional headquarters, a call center and a warehouse in Columbia, SC, of which approximately 25% is leased to a third-party tenant, and TWC leased and owned other real property housing national operations centers and regional data centers used in its high-speed data services business in Herndon, VA; Raleigh, NC; Tampa, FL; Syracuse, NY; Austin, TX; Kansas City, MO; Orange County, CA; New York, NY; Coudersport, PA; and Columbus, OH. As of December 31, 2007, TWC also leased and owned locations for its corporate offices in New York, NY, Stamford, CT and Charlotte, NC as well as numerous business offices, warehouses and properties housing divisional operations throughout the country. TWC’s signal reception sites, primarily antenna towers and headends, and microwave facilities are located on owned and leased parcels of land, and TWC owns or leases space on the towers on which certain of its equipment is located. TWC owns most of its service vehicles.

TWC believes that its properties, both owned and leased, taken as a whole, are in good operating condition and are suitable and adequate for its business operations.

Item 3.	Legal Proceedings.

On September 20, 2007, Brantley, et al. v. NBC Universal, Inc., et al. was filed in the U.S. District Court for the Central District of California against the Company and Time Warner. The complaint, which also names as defendants several other programming content providers (collectively, the “programmer defendants”) as well as other cable and satellite providers (collectively, the “distributor defendants”), alleges violations of Sections 1 and 2 of the Sherman Antitrust Act. Among other things, the complaint alleges coordination between and among the programmer defendants to sell and/or license programming on a “bundled” basis to the distributor defendants, who in turn purportedly offer that programming to subscribers in packaged tier, rather than on a per channel (or “à la carte”) basis. Plaintiffs, who seek to represent a purported nationwide class of cable and satellite subscribers, demand, among other things, unspecified treble monetary damages and an injunction to compel the offering of channels to subscribes on an “à la carte” basis. On December 21, 2007, the programmer defendants, including Time Warner, and the distributor defendants, including TWC, filed motions to dismiss the amended complaint. The Company intends to defend against this lawsuit vigorously.

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

On June 16, 1998, plaintiffs in Andrew Parker and Eric DeBrauwere, et al. v. Time Warner Entertainment Company, L.P. and Time Warner Cable filed a purported nationwide class action in U.S. District Court for the Eastern District of New York claiming that TWE sold its subscribers’ personally identifiable information and failed to inform subscribers of their privacy rights in violation of the Cable Communications Policy Act of 1984 and common law. The plaintiffs seek damages and declaratory and injunctive relief. On August 6, 1998, TWE filed a motion to dismiss, which was denied on September 7, 1999. On December 8, 1999, TWE filed a motion to deny class certification, which was granted on January 9, 2001 with respect to monetary damages, but denied with respect to injunctive relief. On June 2, 2003, the U.S. Court of Appeals for the Second Circuit vacated the District Court’s decision denying class certification as a matter of law and remanded the case for further proceedings on class certification and other matters. On May 4, 2004, plaintiffs filed a motion for class certification, which the Company opposed. On October 25, 2005, the court granted preliminary approval of a class settlement arrangement on terms that were not material to the Company. A final settlement approval hearing was held on May 19, 2006. On January 26, 2007, the court denied approval of the settlement, and so the matter remains pending. The Company intends to defend against this lawsuit vigorously.

Certain Patent Litigation

On September 1, 2006, Ronald A. Katz Technology Licensing, L.P. (“Katz”) filed a complaint in the U.S. District Court for the District of Delaware alleging that TWC and several other cable operators, among other defendants, infringe a number of patents purportedly relating to the Company’s customer call center operations, voicemail and/or VOD services. The plaintiff is seeking unspecified monetary damages as well as injunctive relief. On March 20, 2007, this case, together with other lawsuits filed by Katz, was made subject to a Multidistrict Litigation (“MDL”) Order transferring the case for pretrial proceedings to the U.S. District Court for the Central District of California. The Company intends to defend against this lawsuit vigorously.

On July 14, 2006, Hybrid Patents Inc. filed a complaint in the U.S. District Court for the Eastern District of Texas alleging that the Company and a number of other cable operators infringed a patent purportedly relating to high-speed data and IP-based telephony services. The plaintiff is seeking unspecified monetary damages as well as injunctive relief. The Company intends to defend against the claim vigorously.

On June 1, 2006, Rembrandt Technologies, LP (“Rembrandt”) filed a complaint in the U.S. District Court for the Eastern District of Texas alleging that the Company and a number of other cable operators infringed several patents purportedly related to a variety of technologies, including high-speed data and IP-based telephony services. In addition, on September 13, 2006, Rembrandt filed a complaint in the U.S. District Court for the Eastern District of Texas alleging that the Company infringes several patents purportedly related to “high-speed cable modem internet products and services.” In each of these cases, the plaintiff is seeking unspecified monetary damages as well as injunctive relief. On June 18, 2007, these cases, along with other lawsuits filed by Rembrandt, were made subject to an MDL Order transferring the case for pretrial proceedings to the U.S. District Court for the District of Delaware. The Company intends to defend against these lawsuits vigorously.

On April 26, 2005, Acacia Media Technologies (“AMT”) filed suit against TWC in the U.S. District Court for the Southern District of New York alleging that TWC infringes several patents held by AMT. AMT has publicly taken the position that delivery of broadcast video (except live programming such as sporting events), pay-per-view, VOD and ad insertion services over cable systems infringe its patents. AMT has brought similar actions regarding the same patents against numerous other entities, and all of the previously pending litigations have been made the subject of an MDL Order consolidating the actions for pretrial activity in the U.S. District Court for the Northern District of California. On October 25, 2005, the TWC action was consolidated into the MDL proceedings. The plaintiff is seeking unspecified monetary damages as well as injunctive relief. The Company intends to defend against this lawsuit vigorously.

From time to time, the Company receives notices from third parties claiming that it infringes their intellectual property rights. Claims of intellectual property infringement could require TWC to enter into royalty or licensing agreements on unfavorable terms, incur substantial monetary liability or be enjoined preliminarily or permanently from further use of the intellectual property in question. In addition, certain agreements entered into may require the Company to indemnify the other party for certain third-party intellectual property infringement claims, which could increase the Company’s damages and its costs of defending against such claims. Even if the claims are without merit, defending against the claims can be time consuming and costly.

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

Not applicable.

EXECUTIVE OFFICERS OF THE COMPANY

Pursuant to General Instruction G(3) to Form 10-K, the information regarding the Company’s executive officers required by Item 401(b) of Regulation S-K is hereby included in Part I of this report.

The following table sets forth the name of each executive officer of the Company, the office held by such officer and the age of such officer as of February 22, 2008.

Name	Age	Office

Glenn A. Britt	58	President and Chief Executive Officer
Ellen East	46	Executive Vice President, Chief Communications Officer
Landel C. Hobbs	45	Chief Operating Officer
Michael LaJoie	53	Executive Vice President and Chief Technology Officer
Marc Lawrence-Apfelbaum	52	Executive Vice President, General Counsel and Secretary
Robert D. Marcus	42	Senior Executive Vice President and Chief Financial Officer
Carl U.J. Rossetti	59	Executive Vice President, Corporate Development

Set forth below are the principal positions held during at least the last five years by each of the executive officers named above:

Mr. Britt	Glenn A. Britt has served as TWC’s President and Chief Executive Officer since February 15, 2006. Prior to that, he had served as TWC’s Chairman and Chief Executive Officer since the TWE Restructuring in March 2003. Prior to the TWE Restructuring, Mr. Britt was the Chairman and Chief Executive Officer of the Time Warner Cable division of TWE from August 2001 and its President from January 1999 to August 2001. Prior to assuming that position, he held various senior positions with Time Warner Cable Ventures, a unit of TWE, certain of TWC’s predecessor entities, and Time Warner and its predecessor Time Inc.

Ms. East	Ellen East has served as TWC’s Executive Vice President, Chief Communications Officer since October 2007. Prior to that, she served as Vice President of Communications and Public Affairs at Cox Communications Inc., a provider of video, internet and telephone services, from January 2000 having served in various other positions there from 1993. In that capacity, she oversaw internal, external and shareholder communications and community relations and provided strategic advice on public and media relations, industry affairs and regulatory issues.

Mr. Hobbs	Landel C. Hobbs has served as TWC’s Chief Operating Officer since August 2005. Prior to that, he served as TWC’s Executive Vice President and Chief Financial Officer from March 2003 and in the same capacity for the Time Warner Cable division of TWE from October 2001. Prior to that, he was Vice President, Financial Analysis and Operations Support for Time Warner from September 2000 to October 2001. Prior to that, beginning in 1993, Mr. Hobbs was employed by Turner Broadcasting System, Inc. (a subsidiary of Time Warner since 1996), including as Senior Vice President and Chief Accounting Officer from 1996 until September 2000.

Mr. LaJoie	Michael L. LaJoie has served as TWC’s Executive Vice President and Chief Technology Officer since January 2004. Prior to that, he served as Executive Vice President of Advanced Technology from March 2003 and in the same capacity for the Time Warner Cable division of TWE from August 2002 until the TWE Restructuring in March 2003. Mr. LaJoie served as Vice President of Corporate Development of the Time Warner Cable division of TWE from 1998.

Mr. Lawrence-Apfelbaum	Marc Lawrence-Apfelbaum has served as TWC’s Executive Vice President, General Counsel and Secretary since January 2003. Prior to that, he served as Senior Vice President, General Counsel and Secretary of the Time Warner Cable division of TWE from 1996 and other positions in the law department prior to that.

Mr. Marcus	Robert D. Marcus has served as TWC’s Senior Executive Vice President and Chief Financial Officer since January 1, 2008. Prior to that, he served as TWC’s Senior Executive Vice President from August 2005, joining TWC from Time Warner where he had served as Senior Vice President, Mergers and Acquisitions from 2002. Mr. Marcus joined Time Warner in 1998 as Vice President of Mergers and Acquisitions.

Mr. Rossetti	Carl U.J. Rossetti has served as TWC’s Executive Vice President, Corporate Development since August 2002. Previously, Mr. Rossetti served as an Executive Vice President of the Time Warner Cable division of TWE from 1998 and in various other positions since 1976.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The principal market for TWC Class A common stock is the NYSE. The TWC Class A common stock began trading on the NYSE on March 1, 2007. For quarterly price information with respect to the TWC Class A common stock since that date, see “Quarterly Financial Information” at page 125 herein, which information is incorporated herein by reference. There were approximately 5,800 holders of record of TWC Class A common stock as of January 31, 2008. There is no established public trading market for the Company’s Class B common stock, which was held of record by one holder as of February 22, 2008.

TWC has not paid any cash dividends on its common stock over the last two years. TWC’s board of directors will determine whether to pay dividends in the future based on conditions then existing, including TWC’s earnings, financial condition and capital requirements, as well as economic and other conditions TWC’s board may deem relevant. In addition, TWC’s ability to declare and pay dividends on its common stock is subject to requirements under Delaware law and covenants in TWC’s senior unsecured revolving credit facility.

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

The selected financial information of TWC for the five years ended December 31, 2007 is set forth at page 124 herein and is incorporated herein by reference.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The information set forth under the caption “Management’s Discussion and Analysis” at pages 47 through 78 herein is incorporated herein by reference.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

The information set forth under the caption “Market Risk Management” at pages 72 through 73 herein is incorporated herein by reference.

Item 8.	Financial Statements and Supplementary Data.

The consolidated financial statements of TWC and the report of independent auditors thereon set forth at pages 79 through 120 and 122 herein are incorporated herein by reference.

Quarterly Financial Information set forth at page 125 herein is incorporated herein by reference.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not Applicable.

Item 9A.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

TWC, under the supervision and with the participation of its management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of TWC’s “disclosure controls and procedures” (as such term is defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that TWC’s disclosure controls and procedures are effective to ensure that information required to be disclosed in reports filed or submitted by TWC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that information required to be disclosed by TWC is accumulated and communicated to TWC’s management to allow timely decisions regarding the required disclosure.

Management’s Report on Internal Control Over Financial Reporting

Management’s report on internal control over financial reporting and the report of the independent registered public accounting firm thereon set forth at pages 121 and 123 is incorporated herein by reference.

Changes in Internal Control Over Financial Reporting

There have not been any changes in TWC’s internal control over financial reporting during the quarter ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

Item 9B.	Other Information.

Not applicable.

PART III

Items 10, 11, 12, 13 and 14.	Directors, Executive Officers and Corporate Governance; Executive Compensation; Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters; Certain Relationships and Related Transactions and Director Independence; Principal Accountant Fees and Services.

Information called for by Items 10, 11, 12, 13 and 14 of Part III is incorporated by reference from the Company’s definitive Proxy Statement to be filed in connection with its 2008 Annual Meeting of Stockholders pursuant to Regulation 14A, except that (i) the information regarding the Company’s executive officers called for by Item 401(b) of Regulation S-K has been included in Part I of this Annual Report and (ii) the information regarding certain Company equity compensation plans called for by Item 201(d) of Regulation S-K is set forth below.

The Company has adopted a Code of Ethics for its Senior Executive and Senior Financial Officers. A copy of the Code is publicly available on the Company’s website at www.timewarnercable.com/investors. Amendments to the Code or any grant of a waiver from a provision of the Code requiring disclosure under applicable SEC rules will also be disclosed on the Company’s website.

Equity Compensation Plan Information

The following table summarizes information as of December 31, 2007, about the Company’s outstanding equity compensation awards and shares of Class A common stock reserved for future issuance under the Company’s equity compensation plans.

Number of securities
	Number of securities		remaining available for
	to be issued upon	Weighted-average exercise	future issuance under
	exercise of outstanding	price of outstanding	equity compensation plans
	options, warrants	options, warrants	(excluding securities
	and rights(2)	and rights(2)	reflected in column (a))(3)
	(a)	(b)	(c)

Equity compensation plans approved by security holders(1)	4,913,336	$36.98	91,324,820
Equity compensation plans not approved by security holders	—	—	—

Total	4,913,336	$36.98	91,324,820

(1)	Equity compensation plans approved by security holders covers the Time Warner Cable Inc. 2006 Stock Incentive Plan (the “2006 Stock Plan”), which was approved by the Company’s stockholders in May 2007 and is currently the Company’s only compensation plan pursuant to which the Company’s equity is awarded.
(2)	Column (a) includes 2,103,489 shares of Class A common stock underlying outstanding restricted stock units. Because there is no exercise price associated with restricted stock units, such equity awards are not included in the weighted-average exercise price calculation in column (b).
(3)	A total of 100,000,000 shares of Class A common stock have been authorized for issuance pursuant to the terms of the 2006 Stock Plan. Any shares of Class A common stock issued in connection with awards other than stock options or stock appreciation rights (a “Non-option Award”) are counted against the shares remaining available under the 2006 Stock Plan as the number of shares equal to a ratio (the “Ratio”) for every share issued in connection with a Non-option Award and any shares issued in connection with stock options or stock appreciation rights are counted against the limit as one share for every share issued. The Ratio is the quotient resulting from dividing (a) the grant date fair value of such Non-option Award, as determined for financial reporting purposes, by (b) the grant date fair value of a stock option granted under the 2006 Stock Plan. As a result, based on the Ratio determined on December 31, 2007, of the shares of Class A common stock available for future issuance under the 2006 Stock Plan listed in column (c), as of December 31, 2007, a maximum of 33,575,301 shares may be issued in connection with awards of restricted stock or restricted stock units.

PART IV

Item 15.	Exhibits and Financial Statements Schedules.

(a)(1)-(2)  Financial Statements and Schedules:

(i)  The list of consolidated financial statements and schedules set forth in the accompanying Index to Consolidated Financial Statements and Other Financial Information at page 46 herein is incorporated herein by reference. Such consolidated financial statements and schedules are filed as part of this Annual Report.

(ii)  All other financial statement schedules are omitted because the required information is not applicable, or because the information required is included in the consolidated financial statements and notes thereto.

(3)  Exhibits:

The exhibits listed on the accompanying Exhibit Index are filed or incorporated by reference as part of this Annual Report and such Exhibit Index is incorporated herein by reference. Exhibits 10.26 through 10.34 and 10.37 through 10.42 listed on the accompanying Exhibit Index identify management contracts or compensatory plans or arrangements required to be filed as exhibits to this Annual Report, and such listing is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TIME WARNER CABLE INC.

By:	/s/ Glenn A. Britt
Name:     Glenn A. Britt
Title:       President and Chief Executive Officer

Dated: February 22, 2008

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Glenn A. Britt Glenn A. Britt	Director, President and Chief Executive Officer (principal executive officer)	February 22, 2008

/s/ Robert D. Marcus Robert D. Marcus	Senior Executive Vice President and Chief Financial Officer (principal financial officer)	February 22, 2008

/s/ William F. Osbourn, Jr. William F. Osbourn, Jr.	Senior Vice President and Controller (principal accounting officer)	February 22, 2008

/s/ Carole Black Carole Black	Director	February 22, 2008

/s/ Thomas H. Castro Thomas H. Castro	Director	February 22, 2008

/s/ David C. Chang David C. Chang	Director	February 22, 2008

/s/ James E. Copeland, Jr. James E. Copeland, Jr.	Director	February 22, 2008

/s/ Peter R. Haje Peter R. Haje	Director	February 22, 2008

/s/ Don Logan Don Logan	Director	February 22, 2008

/s/ Michael Lynne Michael Lynne	Director	February 22, 2008

/s/ N.J. Nicholas, Jr. N.J. Nicholas, Jr.	Director	February 22, 2008

/s/ Wayne H. Pace Wayne H. Pace	Director	February 22, 2008

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
MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS
OF OPERATIONS AND FINANCIAL CONDITION

INTRODUCTION

Management’s discussion and analysis of results of operations and financial condition (“MD&A”) is provided as a supplement to the accompanying consolidated financial statements and notes to help provide an understanding of Time Warner Cable Inc.’s (together with its subsidiaries, “TWC” or the “Company”) financial condition, cash flows and results of operations. MD&A is organized as follows:

•	Overview. This section provides a general description of TWC’s business, as well as recent developments the Company believes are important in understanding the results of operations and financial condition or in understanding anticipated future trends.

•	Financial statement presentation. This section provides a summary of how the Company’s operations are presented in the accompanying consolidated financial statements.

•	Results of operations. This section provides an analysis of the Company’s results of operations for the three years ended December 31, 2007.

•	Financial condition and liquidity. This section provides an analysis of the Company’s cash flows for the three years ended December 31, 2007, as well as a discussion of the Company’s outstanding debt and commitments that existed as of December 31, 2007. Included in the analysis of outstanding debt is a discussion of the amount of financial capacity available to fund the Company’s future commitments, as well as a discussion of other financing arrangements.

•	Market risk management. This section discusses how the Company manages exposure to potential gains and losses arising from changes in market rates and prices, such as interest rates.

•	Critical accounting policies. This section discusses accounting policies that are considered important to the Company’s results of operations and financial condition, require significant judgment and require estimates on the part of management in application. The Company’s significant accounting policies, including those considered to be critical accounting policies, are summarized in Note 3 to the accompanying consolidated financial statements.

•	Caution concerning forward-looking statements. This section provides a description of the use of forward-looking information appearing in this report, including in MD&A and the consolidated financial statements. Such information is based on management’s current expectations about future events, which are inherently susceptible to uncertainty and changes in circumstances. Refer to Item 1A, “Risk Factors” in Part I of this report, for a discussion of the risk factors applicable to the Company.

OVERVIEW

TWC is the second-largest cable operator in the U.S., with technologically advanced, well-clustered systems located mainly in five geographic areas—New York state (including New York City), the Carolinas, Ohio, southern California (including Los Angeles) and Texas. As of December 31, 2007, TWC served approximately 14.6 million customers who subscribed to one or more of its video, high-speed data and voice services, representing approximately 32.1 million revenue generating units.

On July 31, 2006, a subsidiary of TWC, Time Warner NY Cable LLC (“TW NY”), and Comcast Corporation (together with its subsidiaries, “Comcast”) completed the acquisition of substantially all of the cable assets of Adelphia Communications Corporation (“Adelphia”) and related transactions. In addition, effective January 1, 2007, TWC began consolidating the results of certain cable systems located in Kansas City, south and west Texas and New Mexico (the “Kansas City Pool”) upon the distribution of the assets of Texas and Kansas City Cable Partners, L.P. (“TKCCP”) to TWC and Comcast. Prior to January 1, 2007, TWC’s interest in TKCCP was reported as an equity-method investment. Refer to “—Recent Developments” for further details.

TIME WARNER CABLE INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS
OF OPERATIONS AND FINANCIAL CONDITION—(Continued)

Time Warner Inc. (“Time Warner”) currently owns approximately 84.0% of the common stock of TWC (representing a 90.6% voting interest). The financial results of TWC’s operations are consolidated by Time Warner. Time Warner also owns a 12.43% non-voting common stock interest in a subsidiary of TWC. On February 6, 2008, Time Warner announced that it has commenced a review of its ownership interest in the Company. Time Warner has initiated discussions with the Company regarding a possible change in such ownership.

TWC principally offers three services—video, high-speed data and voice—over its broadband cable systems. TWC markets its services separately and as “bundled” packages of multiple services and features. As of December 31, 2007, 48% of TWC’s customers subscribed to two or more of its primary services, including 16% of its customers who subscribed to all three primary services. Historically, TWC has focused primarily on residential customers, and in 2007, it began expanding its service offerings to small- and medium-sized businesses. In addition, TWC earns revenues by selling advertising time to national, regional and local businesses.

Video is TWC’s largest service in terms of revenues generated and, as of December 31, 2007, TWC had approximately 13.3 million basic video subscribers. Although providing video services is a competitive and highly penetrated business, TWC expects to continue to increase video revenues through the offering of advanced digital video services, as well as through price increases and digital video subscriber growth. As of December 31, 2007, TWC had approximately 8.0 million digital video subscribers, which represented approximately 61% of its basic video subscribers. TWC’s digital video subscribers provide a broad base of potential customers for additional advanced services. Video programming costs represent a major component of TWC’s expenses and are expected to continue to increase, reflecting contractual rate increases, subscriber growth and the expansion of service offerings. TWC expects that its video service margins will continue to decline over the next few years as increases in programming costs outpace growth in video revenues.

As of December 31, 2007, TWC had approximately 7.6 million residential high-speed data subscribers. TWC expects continued strong growth in residential high-speed data subscribers and revenues during 2008; however, the rate of growth of both subscribers and revenues is expected to continue to slow over time as high-speed data services become increasingly well-penetrated. TWC also offers commercial high-speed data services and had 280,000 commercial high-speed data subscribers as of December 31, 2007.

Approximately 2.9 million subscribers received Digital Phone service, TWC’s voice service, as of December 31, 2007. TWC expects strong increases in Digital Phone subscribers and revenues for the foreseeable future. TWC also rolled out Business Class Phone, a commercial Digital Phone service, to small- and medium-sized businesses during 2007 in the majority of its systems and expects to complete the roll-out in the remainder of its systems during 2008.

Some of TWC’s principal competitors, direct broadcast satellite operators and incumbent local telephone companies in particular, either offer or are making significant capital investments that will allow them to offer services that provide features and functions comparable to the video, high-speed data and/or voice services offered by TWC. These services are also offered in bundles similar to TWC’s and, in certain cases, such offerings include wireless service. The availability of these bundled service offerings has intensified competition, and TWC expects that competition will continue to intensify in the future as these offerings become more prevalent. TWC plans to continue to enhance its services with unique offerings, which TWC believes will distinguish its services from those of its competitors.

As of July 31, 2006, the date the transactions with Adelphia and Comcast closed, the penetration rates for basic video, digital video and high-speed data services were generally lower in the systems acquired in and retained after the transactions with Adelphia and Comcast (the “Acquired Systems”) than in the systems TWC owned before and retained after the transactions with Adelphia and Comcast (the “Legacy Systems”). Furthermore, certain advanced services were not available in some of the Acquired Systems, and an Internet protocol (“IP”)-based telephony service was not available in any of the Acquired Systems. To increase the penetration of these services in the Acquired Systems, TWC undertook a significant integration effort that included upgrading the capacity and

TIME WARNER CABLE INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS
OF OPERATIONS AND FINANCIAL CONDITION—(Continued)

technical performance of these systems to levels that allow the delivery of these advanced services and features. TWC substantially completed these integration-related efforts, as well as the launch of Digital Phone service to residential customers in the Acquired Systems, by the end of 2007. As of December 31, 2007, penetration rates for TWC’s services continued to be lower in the Acquired Systems than in the Legacy Systems; however, penetration rates for advanced services improved in the Acquired Systems during 2007 and TWC believes there is opportunity over time to further increase service penetration rates and improve Subscription revenues and Operating Income before Depreciation and Amortization in the Acquired Systems, including the acquired systems in Dallas, TX and Los Angeles, CA. See Item 1A, “Risk Factors—Additional Risks of TWC’s Operations—TWC may continue to face challenges in its systems in Dallas, Texas and Los Angeles, California” in Part I of this report for additional information.

Recent Developments

Sale of Certain North Carolina Cable Systems

The closing of the transactions with Adelphia (discussed below), which included the Company’s acquisition from Adelphia of certain cable systems in Mooresville, Cornelius, Davidson and unincorporated Mecklenburg County, North Carolina, triggered a right of first refusal under the franchise agreements covering these systems. These municipalities (“the Consortium”) exercised their right to acquire these systems. As a result, on December 19, 2007, these cable systems, serving approximately 14,000 basic video subscribers and approximately 30,000 revenue generating units as of the closing date, were sold for $52 million. The sale of these systems did not have a material impact on the Company’s results of operations or cash flows.

2007 Bond Offering

On April 9, 2007, TWC issued $5.0 billion in aggregate principal amount of senior unsecured notes and debentures (the “2007 Bond Offering”) consisting of $1.5 billion principal amount of 5.40% Notes due 2012, $2.0 billion principal amount of 5.85% Notes due 2017 and $1.5 billion principal amount of 6.55% Debentures due 2037 pursuant to Rule 144A and Regulation S under the Securities Act of 1933, as amended (the “Securities Act”). The Company used the net proceeds from this issuance to repay all of the outstanding indebtedness under its $4.0 billion three-year term loan facility and a portion of the outstanding indebtedness under its $4.0 billion five-year term loan facility. On November 5, 2007, the Company and the two subsidiaries of the Company that guarantee the Company’s obligations under the securities exchanged substantially all of the securities issued in the 2007 Bond Offering for a like aggregate principal amount of registered securities with the same terms pursuant to a registered exchange offer. See Note 8 to the accompanying consolidated financial statements for further details.

TKCCP Joint Venture

As discussed further in Note 4 to the accompanying consolidated financial statements, TKCCP was a 50-50 joint venture between a consolidated subsidiary of TWC (Time Warner Entertainment-Advance/Newhouse Partnership (“TWE-A/N”)) and Comcast. On January 1, 2007, TKCCP distributed its assets to TWC and Comcast. TWC received the Kansas City Pool, which served 788,000 basic video subscribers as of December 31, 2006, and Comcast received the pool of assets consisting of the Houston cable systems (the “Houston Pool”), which served 795,000 basic video subscribers as of December 31, 2006. TWC began consolidating the results of the Kansas City Pool on January 1, 2007. TKCCP was formally dissolved on May 15, 2007. For accounting purposes, the Company has treated the distribution of TKCCP’s assets as a sale of the Company’s 50% equity interest in the Houston Pool and as an acquisition of Comcast’s 50% equity interest in the Kansas City Pool. As a result of the sale of the Company’s 50% equity interest in the Houston Pool, the Company recorded a pretax gain of $146 million in the first quarter of 2007, which is included as a component of other income, net, in the accompanying consolidated statement of operations for the year ended December 31, 2007.

TIME WARNER CABLE INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS
OF OPERATIONS AND FINANCIAL CONDITION—(Continued)

Adelphia Acquisition and Related Transactions

As discussed further in Note 4 to the accompanying consolidated financial statements, on July 31, 2006, TW NY and Comcast completed their respective acquisitions of assets comprising in the aggregate substantially all of the cable assets of Adelphia (the “Adelphia Acquisition”). Additionally, on July 31, 2006, immediately before the closing of the Adelphia Acquisition, Comcast’s interests in TWC and Time Warner Entertainment Company, L.P. (“TWE”), a subsidiary of TWC, were redeemed (the “TWC Redemption” and the “TWE Redemption,” respectively, and, collectively, the “Redemptions”). Following the Redemptions and the Adelphia Acquisition, on July 31, 2006, TW NY and Comcast swapped certain cable systems, most of which were acquired from Adelphia, in order to enhance TWC’s and Comcast’s respective geographic clusters of subscribers (the “Exchange” and, together with the Adelphia Acquisition and the Redemptions, the “Transactions”). As a result of the closing of the Transactions, on July 31, 2006, TWC acquired systems with approximately 4.0 million basic video subscribers and disposed of the Transferred Systems (as defined below), with approximately 0.8 million basic video subscribers, for a net gain of approximately 3.2 million basic video subscribers. In addition, on July 28, 2006, American Television and Communications Corporation (“ATC”), a subsidiary of Time Warner, contributed its 1% common equity interest and $2.4 billion preferred equity interest in TWE to TW NY Cable Holding Inc. (“TW NY Holding”), a subsidiary of TWC and the parent of TW NY, in exchange for a 12.43% non-voting common stock interest in TW NY Holding (the “ATC Contribution”).

The results of the systems acquired in connection with the Transactions have been included in the accompanying consolidated statement of operations since the closing of the Transactions. The systems previously owned by TWC that were transferred to Comcast in connection with the Redemptions and the Exchange (the “Transferred Systems”) have been reflected as discontinued operations in the accompanying consolidated financial statements for all periods presented (Note 4).

On February 13, 2007, Adelphia’s Chapter 11 reorganization plan became effective and, under applicable securities law regulations and provisions of the U.S. bankruptcy code, TWC became a public company subject to the requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Under the terms of the reorganization plan, during 2007, substantially all of the 155,913,430 shares of TWC’s Class A common stock that Adelphia received in the Adelphia Acquisition (representing approximately 16% of TWC’s outstanding common stock) were distributed to Adelphia’s creditors. The remaining shares are expected to be distributed as the remaining disputes are resolved by the bankruptcy court. As of December 31, 2007, Time Warner owned approximately 84.0% of TWC’s outstanding common stock (including 82.7% of the outstanding shares of TWC’s Class A common stock and all outstanding shares of TWC’s Class B common stock, representing a 90.6% voting interest), as well as a 12.43% non-voting common stock interest in TW NY Holding. On March 1, 2007, TWC’s Class A common stock began trading on the New York Stock Exchange under the symbol “TWC” (Note 4).

FINANCIAL STATEMENT PRESENTATION

Revenues

The Company’s revenues consist of Subscription and Advertising revenues. Subscription revenues consist of revenues from video, high-speed data and voice services.

Video revenues include monthly fees for basic, standard and digital services from both residential and commercial subscribers. Video revenues from digital services, or digital video revenues, include revenues from digital tiers, digital pay channels, pay-per-view, video-on-demand, subscription-video-on-demand and digital video recorders. Video revenues also include related equipment rental charges, installation charges and franchise fees collected on behalf of local franchising authorities. Several ancillary items are also included within video revenues, such as commissions earned on the sale of merchandise by home shopping services and rental income earned on the leasing of antenna attachments on the Company’s transmission towers. In each period presented, these ancillary items constitute less than 2% of video revenues.

TIME WARNER CABLE INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS
OF OPERATIONS AND FINANCIAL CONDITION—(Continued)

High-speed data revenues include monthly subscriber fees from both residential and commercial subscribers, along with related equipment rental charges, home networking fees and installation charges. High-speed data revenues also included fees received from certain distributors of TWC’s Road Runnertm high-speed data service (including a subsidiary of TWE-A/N managed by the Advance/Newhouse Partnership), which in the aggregate totaled $132 million, $112 million and $92 million in 2007, 2006 and 2005, respectively, and fees received from third-party internet service providers. Additionally, in 2006 and 2005, high-speed data revenues included fees received from TKCCP.

Voice revenues include monthly subscriber fees from residential and commercial voice subscribers, including Digital Phone subscribers and circuit-switched subscribers acquired from Comcast in the Exchange (9,000 and 106,000 subscribers as of December 31, 2007 and December 31, 2006, respectively), along with related installation charges. TWC is in the process of discontinuing the circuit-switched offering in accordance with regulatory requirements. In those areas where the circuit-switched offering is discontinued, Digital Phone is the only voice service TWC provides.

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

Selling, general and administrative expenses include amounts not directly associated with the delivery of services to subscribers or the maintenance of the Company’s delivery systems, such as administrative labor costs, marketing expenses, billing charges, non-plant repair and maintenance costs, fees paid to Time Warner for reimbursement of certain administrative support functions and other administrative overhead costs. Additionally, management fees received from TKCCP prior to August 1, 2006 were recorded as a reduction of selling, general and administrative expenses.

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

RESULTS OF OPERATIONS

Changes in Basis of Presentation

Consolidation of Kansas City Pool

On January 1, 2007, the Company began consolidating the results of the Kansas City Pool it received upon the distribution of the assets of TKCCP to TWC and Comcast. Prior to January 1, 2007, the Company accounted for TKCCP as an equity-method investment. The results of operations for the Kansas City Pool have been presented below separately from the results of the Legacy Systems.

Discontinued Operations

The Company has reflected the results of operations and financial condition of the Transferred Systems as discontinued operations for all periods presented. See Note 4 to the accompanying consolidated financial statements for additional information regarding the discontinued operations.

Reclassifications

Certain reclassifications have been made to the prior years’ financial information to conform to the December 31, 2007 presentation.

Recent Accounting Standards

See Note 2 to the accompanying consolidated financial statements for a discussion of the accounting standards adopted in 2007 and recent accounting standards not yet adopted.

TIME WARNER CABLE INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS
OF OPERATIONS AND FINANCIAL CONDITION—(Continued)

2007 vs. 2006

As previously noted under “Recent Developments,” on July 31, 2006, the Company completed the Transactions and began consolidating the results of the Acquired Systems. Additionally, on January 1, 2007, the Company began consolidating the results of the Kansas City Pool. Accordingly, the operating results for 2007 include the results for the Legacy Systems, the Acquired Systems and the Kansas City Pool for the full twelve-month period, and the operating results for 2006 include the results of the Legacy Systems for the full twelve-month period and the Acquired Systems for only the five months following the closing of the Transactions and do not include the consolidation of the results of the Kansas City Pool. The impact of the incremental seven months of revenues and expenses of the Acquired Systems on the results for 2007 is referred to as the “impact of the Acquired Systems” in this report.

Revenues.  Revenues by major category were as follows (in millions):

	Years Ended December 31,
	2007	2006	% Change

Subscription:
Video	$10,165	$7,632	33%
High-speed data	3,730	2,756	35%
Voice	1,193	715	67%

Total Subscription	15,088	11,103	36%
Advertising	867	664	31%

Total	$15,955	$11,767	36%

Revenues by major category for the Legacy Systems, the Acquired Systems, the Kansas City Pool and the total systems were as follows (in millions):

	Year Ended December 31, 2007				Year Ended December 31, 2006
	Legacy	Acquired	Kansas	Total	Legacy	Acquired	Total
	Systems	Systems	City Pool	Systems	Systems	Systems(a)	Systems

Subscription:
Video	$6,830	$2,788	$547	$10,165	$6,467	$1,165	$7,632
High-speed data	2,692	835	203	3,730	2,435	321	2,756
Voice	1,011	97	85	1,193	687	28	715

Total Subscription	10,533	3,720	835	15,088	9,589	1,514	11,103
Advertising	539	286	42	867	527	137	664

Total	$11,072	$4,006	$877	$15,955	$10,116	$1,651	$11,767

(a)	Amounts reflect revenues for the Acquired Systems for the five months following the closing of the Transactions.

TIME WARNER CABLE INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS
OF OPERATIONS AND FINANCIAL CONDITION—(Continued)

Selected subscriber-related statistics were as follows (in thousands):

	Consolidated Subscribers			Managed Subscribers(a)
	as of December 31,			as of December 31,
	2007	2006	% Change	2007	2006	% Change

Basic video(b)	13,251	12,614	5%	13,251	13,402	(1%)
Digital video(c)	8,022	6,938	16%	8,022	7,270	10%
Residential high-speed data(d)	7,620	6,270	22%	7,620	6,644	15%
Commercial high-speed data(d)	280	230	22%	280	245	14%
Digital Phone(e)	2,895	1,719	68%	2,895	1,860	56%
Revenue generating units(f)	32,077	27,877	15%	32,077	29,527	9%
Customer relationships(g)	14,626	13,710	7%	14,626	14,565	—

(a)	For 2006, managed subscribers included TWC’s consolidated subscribers and subscribers in the Kansas City Pool of TKCCP, which TWC received on January 1, 2007 in the TKCCP asset distribution. Beginning January 1, 2007, subscribers in the Kansas City Pool are included in both managed and consolidated subscriber results as a result of the consolidation of the Kansas City Pool.
(b)	Basic video subscriber numbers reflect billable subscribers who receive at least basic video service.
(c)	Digital video subscriber numbers reflect billable subscribers who receive any level of video service via digital transmissions.
(d)	High-speed data subscriber numbers reflect billable subscribers who receive TWC’s Road Runner high-speed data service or any of the other high-speed data services offered by TWC.
(e)	Digital Phone subscriber numbers reflect billable subscribers who receive an IP-based telephony service. Digital Phone subscribers exclude subscribers acquired from Comcast in the Exchange who receive traditional, circuit-switched telephone service (which totaled 9,000 and 106,000 subscribers as of December 31, 2007 and 2006, respectively).
(f)	Revenue generating units represent the total of all basic video, digital video, high-speed data, Digital Phone and circuit-switched telephone service subscribers.
(g)	Customer relationships represent the number of subscribers that receive at least one level of service, encompassing video, high-speed data and voice (including circuit-switched telephone) services, without regard to the number of services purchased. For example, a subscriber who purchases only high-speed data service and no video service will count as one customer relationship, and a subscriber who purchases both video and high-speed data services will also count as only one customer relationship.

Subscription revenues increased in 2007 as a result of increases in video, high-speed data and voice revenues. The increase in video revenues was primarily due to the impact of the Acquired Systems, the consolidation of the Kansas City Pool, the continued penetration of digital video services and video price increases. Digital video revenues represented 23% and 22% of video revenues in 2007 and 2006, respectively.

High-speed data revenues in 2007 increased primarily due to the impact of the Acquired Systems, the consolidation of the Kansas City Pool and growth in high-speed data subscribers. Commercial high-speed data revenues increased to $435 million in 2007 from $318 million in 2006. Strong growth rates for high-speed data service revenues are expected to continue during 2008.

The increase in voice revenues in 2007 was primarily due to growth in Digital Phone subscribers and the consolidation of the Kansas City Pool. Voice revenues for the Acquired Systems also included revenues associated with subscribers acquired from Comcast who received traditional, circuit-switched telephone service of $34 million and $27 million in 2007 and 2006, respectively. Strong growth rates for Digital Phone revenues are expected to continue during 2008.

Average monthly subscription revenue (which includes video, high-speed data and voice revenues) per basic video subscriber (“subscription ARPU”) increased 4% to approximately $94 in 2007 from approximately $90 in 2006. This increase was primarily a result of the increased penetration of advanced services (including digital video, high-speed data and Digital Phone) in the Legacy Systems and higher video prices, as discussed above, partially offset by lower penetration of advanced services in both the Acquired Systems and the Kansas City Pool as compared to the Legacy Systems.

Advertising revenues increased due to a $176 million increase in local advertising and a $27 million increase in national advertising. These increases were primarily due to the impact of the Acquired Systems and, to a lesser extent, the consolidation of the Kansas City Pool.

TIME WARNER CABLE INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS
OF OPERATIONS AND FINANCIAL CONDITION—(Continued)

Costs of revenues.  The major components of costs of revenues were as follows (in millions):

	Years Ended December 31,
	2007	2006	% Change

Video programming	$3,534	$2,523	40%
Employee	2,164	1,505	44%
High-speed data	164	156	5%
Voice	455	309	47%
Other direct operating costs	1,225	863	42%

Total	$7,542	$5,356	41%

Costs of revenues increased 41%, and, as a percentage of revenues, were 47% in 2007 compared to 46% in 2006. The increase in costs of revenues was primarily related to the impact of the Acquired Systems and the consolidation of the Kansas City Pool, as well as increases in video programming, employee, voice and other direct operating costs. The increase in costs of revenues as a percentage of revenues in 2007 reflected lower margins in the Acquired Systems.

Video programming costs for the Legacy Systems, the Acquired Systems, the Kansas City Pool and the total systems were as follows (in millions):

	Years Ended December 31,
	2007	2006

Video programming costs:
Legacy Systems	$2,305	$2,114
Acquired Systems(a)	1,027	409
Kansas City Pool	202	—

Total systems	$3,534	$2,523

(a)	2006 amounts reflect video programming costs for the Acquired Systems for the five months following the closing of the Transactions.

The increase in video programming costs was primarily due to the impact of the Acquired Systems and the consolidation of the Kansas City Pool, as well as contractual rate increases and the expansion of service offerings. Average per-subscriber programming costs increased 8% to $22.04 per month in 2007 from $20.33 per month in 2006.

Employee costs increased primarily due to the impact of the Acquired Systems, the consolidation of the Kansas City Pool, higher headcount resulting from the continued roll-out of advanced services and salary increases. Additionally, employee costs in 2006 included a benefit of $32 million (with an additional benefit of $8 million included in selling, general and administrative expenses) related to both changes in estimates and a correction of prior period medical benefit accruals.

High-speed data service costs consist of the direct costs associated with the delivery of high-speed data services, including network connectivity costs, and certain other costs. High-speed data service costs increased due to the impact of the Acquired Systems, the consolidation of the Kansas City Pool and subscriber growth, offset by a decrease in per-subscriber connectivity costs.

Voice costs consist of the direct costs associated with the delivery of voice services, including network connectivity costs. Voice costs increased primarily due to growth in Digital Phone subscribers and the consolidation of the Kansas City Pool, offset partially by a decline in per-subscriber connectivity costs.

TIME WARNER CABLE INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS
OF OPERATIONS AND FINANCIAL CONDITION—(Continued)

Other direct operating costs increased primarily due to the impact of the Acquired Systems and the consolidation of the Kansas City Pool, as well as certain other increases in costs associated with the continued roll-out of advanced services.

Selling, general and administrative expenses.  The major components of selling, general and administrative expenses were as follows (in millions):

	Years Ended December 31,
	2007	2006	% Change

Employee	$1,059	$872	21%
Marketing	499	414	21%
Other	1,090	840	30%

Total	$2,648	$2,126	25%

Selling, general and administrative expenses increased as a result of higher employee, marketing and other costs. Employee costs increased primarily due to the impact of the Acquired Systems, the consolidation of the Kansas City Pool, increased headcount resulting from the continued roll-out of advanced services and salary increases. Marketing costs increased as a result of the impact of the Acquired Systems and higher marketing costs associated with the continued roll-out of advanced services. Other costs increased primarily due to the impact of the Acquired Systems, the consolidation of the Kansas City Pool and increases in administrative costs associated with the increase in headcount discussed above.

Merger-related and restructuring costs.  In 2007 and 2006, the Company expensed non-capitalizable merger-related costs associated with the Transactions of $10 million and $38 million, respectively. In addition, the results for 2007 and 2006 included restructuring costs of $13 million and $18 million, respectively.

Reconciliation of Operating Income to OIBDA.  The following table reconciles Operating Income to OIBDA. In addition, the table provides the components from Operating Income to net income for purposes of the discussions that follow (in millions):

	Years Ended December 31,
	2007	2006	% Change

Net income	$1,123	$1,976	(43%)
Discontinued operations, net of tax	—	(1,038)	(100%)
Cumulative effect of accounting change, net of tax	—	(2)	(100%)

Income from continuing operations	1,123	936	20%
Income tax provision	740	620	19%

Income from continuing operations before income taxes	1,863	1,556	20%
Interest expense, net	894	646	38%
Income from equity investments, net	(11)	(129)	(91%)
Minority interest expense, net	165	108	53%
Other income, net	(145)	(2)	NM

Operating Income	2,766	2,179	27%
Depreciation	2,704	1,883	44%
Amortization	272	167	63%

OIBDA	$5,742	$4,229	36%

NM—Not meaningful.

TIME WARNER CABLE INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS
OF OPERATIONS AND FINANCIAL CONDITION—(Continued)

OIBDA.  OIBDA increased principally due to revenue growth (particularly growth in high margin high-speed data revenues), partially offset by higher costs of revenues and selling, general and administrative expenses, as discussed above.

Depreciation expense.  Depreciation expense increased primarily due to the impact of the Acquired Systems, the consolidation of the Kansas City Pool and demand-driven increases in recent years of purchases of customer premise equipment, which generally has a shorter useful life compared to the mix of assets previously purchased.

Amortization expense.  Amortization expense increased primarily as a result of the amortization of intangible assets related to customer relationships associated with the Acquired Systems. This was partially offset by the absence after the first quarter of 2007 of amortization expense associated with customer relationships recorded in connection with the restructuring of TWE in 2003, which were fully amortized at the end of the first quarter of 2007.

Operating Income.  Operating Income increased primarily due to the increase in OIBDA, partially offset by increases in both depreciation and amortization expense, as discussed above.

The Company anticipates that OIBDA and Operating Income will increase during 2008 as compared to 2007, although the rate of growth is expected to be lower than that experienced in 2007 as each year will include the results of the Acquired Systems and the Kansas City Pool for the full twelve-month period.

Interest expense, net.  Interest expense, net, increased primarily due to an increase in long-term debt and mandatorily redeemable preferred membership units issued by a subsidiary in connection with the Transactions, partially offset by a decrease in mandatorily redeemable preferred equity issued by a subsidiary as a result of the ATC Contribution.

Income from equity investments, net.  Income from equity investments, net, decreased primarily due to the Company no longer treating TKCCP as an equity-method investment. Refer to “Overview—Recent Developments—TKCCP Joint Venture” for additional information.

Minority interest expense, net.  Minority interest expense, net, increased primarily reflecting the change in the ownership structure of the Company and TWE as a result of the ATC Contribution and the Redemptions.

Other income, net.  During 2007, the Company recorded a pretax gain of $146 million as a result of the distribution of TKCCP’s assets, which was treated as a sale of the Company’s 50% equity interest in the Houston Pool. Refer to “Overview—Recent Developments—TKCCP Joint Venture” for additional information.

Income tax provision.  TWC’s income tax provision has been prepared as if the Company operated as a stand-alone taxpayer for all periods presented. In 2007 and 2006, the Company recorded income tax provisions of $740 million and $620 million, respectively. The effective tax rate was approximately 40% in both 2007 and 2006.

Income from continuing operations.  Income from continuing operations was $1.123 billion in 2007 compared to $936 million in 2006. Basic and diluted income per common share from continuing operations were $1.15 in 2007 compared to $0.95 in 2006. These increases were due to an increase in Operating Income and other income, net, partially offset by increases in interest expense, net, income tax provision and minority interest expense, net, and a decrease in income from equity investments, net.

Discontinued operations, net of tax.  Discontinued operations, net of tax, in 2006 reflected the impact of treating the Transferred Systems as discontinued operations. In 2006, the Company recognized pretax income applicable to these systems of $285 million ($1.038 billion, net of a tax benefit). Included in the 2006 results were a pretax gain of $165 million on the Transferred Systems and a net tax benefit of $800 million comprised of a tax benefit of $814 million on the Redemptions, partially offset by a provision of $14 million on the Exchange. The tax benefit of $814 million resulted primarily from the reversal of historical deferred tax liabilities that had existed on systems transferred to Comcast in the TWC Redemption. The TWC Redemption was designed to qualify as a tax-free split-off under section 355 of the Internal Revenue Code of 1986, as amended, and, as a result, such liabilities

TIME WARNER CABLE INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS
OF OPERATIONS AND FINANCIAL CONDITION—(Continued)

were no longer required. However, if the Internal Revenue Service (the “IRS”) were successful in challenging the tax-free characterization of the TWC Redemption, an additional cash liability on account of taxes of up to an estimated $900 million could become payable by the Company.

Cumulative effect of accounting change, net of tax.  In 2006, the Company recorded a benefit of $2 million, net of tax, as the cumulative effect of a change in accounting principle upon the adoption of Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“Statement”) No. 123 (revised 2004), Share-Based Payment (“FAS 123R”) to recognize the effect of estimating the number of Time Warner equity-based awards granted to TWC employees prior to January 1, 2006 that are not ultimately expected to vest.

Net income and net income per common share.  Net income was $1.123 billion in 2007 compared to $1.976 billion in 2006. Basic and diluted net income per common share were $1.15 in 2007 compared to $2.00 in 2006.

2006 vs. 2005

Revenues.  Revenues by major category were as follows (in millions):

	Years Ended December 31,
	2006	2005	% Change

Subscription:
Video	$7,632	$6,044	26%
High-speed data	2,756	1,997	38%
Voice	715	272	163%

Total Subscription	11,103	8,313	34%
Advertising	664	499	33%

Total	$11,767	$8,812	34%

Revenues by major category for the Legacy Systems, the Acquired Systems and the total systems were as follows (in millions):

	Year Ended December 31, 2006			Year Ended December 31, 2005
	Legacy	Acquired	Total	Legacy	Acquired	Total
	Systems	Systems(a)	Systems	Systems	Systems	Systems

Subscription:
Video	$6,467	$1,165	$7,632	$6,044	$—	$6,044
High-speed data	2,435	321	2,756	1,997	—	1,997
Voice	687	28	715	272	—	272

Total Subscription	9,589	1,514	11,103	8,313	—	8,313
Advertising	527	137	664	499	—	499

Total	$10,116	$1,651	$11,767	$8,812	$—	$8,812

(a)	Amounts reflect revenues for the Acquired Systems for the five months following the closing of the Transactions.

TIME WARNER CABLE INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS
OF OPERATIONS AND FINANCIAL CONDITION—(Continued)

Selected subscriber-related statistics were as follows (in thousands):

	Consolidated Subscribers			Managed Subscribers(a)
	as of December 31,			as of December 31,
	2006	2005	% Change	2006	2005	% Change

Basic video(b)	12,614	8,603	47%	13,402	9,384	43%
Digital video(c)	6,938	4,294	62%	7,270	4,595	58%
Residential high-speed data(d)	6,270	3,839	63%	6,644	4,141	60%
Commercial high-speed data(d)	230	169	36%	245	183	34%
Digital Phone(e)	1,719	913	88%	1,860	998	86%
Revenue generating units(f)	27,877	17,818	56%	29,527	19,301	53%
Customer relationships(g)	13,710	9,248	48%	14,565	10,088	44%

(a)	Managed subscribers include TWC’s consolidated subscribers and subscribers in the Kansas City Pool of TKCCP, which TWC received on January 1, 2007 in the TKCCP asset distribution.
(b)	Basic video subscriber numbers reflect billable subscribers who receive at least basic video service.
(c)	Digital video subscriber numbers reflect billable subscribers who receive any level of video service via digital transmissions.
(d)	High-speed data subscriber numbers reflect billable subscribers who receive TWC’s Road Runner high-speed data service or any of the other high-speed data services offered by TWC.
(e)	Digital Phone subscriber numbers reflect billable subscribers who receive an IP-based telephony service. Digital Phone subscribers exclude subscribers acquired from Comcast in the Exchange who receive traditional, circuit-switched telephone service (which totaled 106,000 subscribers as of December 31, 2006).
(f)	Revenue generating units represent the total of all basic video, digital video, high-speed data, Digital Phone and circuit-switched telephone service subscribers.
(g)	Customer relationships represent the number of subscribers that receive at least one level of service, encompassing video, high-speed data and voice (including circuit-switched telephone) services, without regard to the number of services purchased. For example, a subscriber who purchases only high-speed data service and no video service will count as one customer relationship, and a subscriber who purchases both video and high-speed data services will also count as only one customer relationship.

Subscription revenues increased in 2006 as a result of increases in video, high-speed data and Digital Phone revenues. The increase in video revenues in 2006 was primarily due to the Acquired Systems, the continued penetration of digital video services and video price increases and growth in basic video subscriber levels in the Legacy Systems. Digital video revenues represented 22% and 20% of video revenues in 2006 and 2005, respectively.

High-speed data revenues in 2006 increased primarily due to the Acquired Systems and growth in high-speed data subscribers. Commercial high-speed data revenues increased to $318 million in 2006 from $241 million in 2005.

The increase in voice revenues in 2006 was primarily due to growth in Digital Phone subscribers. Voice revenues in 2006 also included $27 million of revenues associated with subscribers acquired from Comcast who received traditional, circuit-switched telephone service. As of December 31, 2006, Digital Phone service was only available in some of the Acquired Systems on a limited basis.

Subscription ARPU increased 11% to approximately $90 in 2006 from approximately $81 in 2005 as a result of the increased penetration in advanced services and higher video rates, as discussed above.

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

TIME WARNER CABLE INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS
OF OPERATIONS AND FINANCIAL CONDITION—(Continued)

Costs of revenues.  The major components of costs of revenues were as follows (in millions):

	Years Ended December 31,
	2006	2005	% Change

Video programming	$2,523	$1,889	34%
Employee	1,505	1,156	30%
High-speed data	156	102	53%
Voice	309	122	153%
Other direct operating costs	863	649	33%

Total	$5,356	$3,918	37%

Costs of revenues increased 37%, and, as a percentage of revenues, were 46% in 2006 compared to 44% in 2005. The increase in costs of revenues was primarily related to the Acquired Systems, as well as increases in video programming, employee and voice costs. The increase in costs of revenues as a percentage of revenues reflected the items noted above and lower margins for the Acquired Systems.

Video programming costs for the Legacy Systems, the Acquired Systems and the total systems were as follows (in millions):

	Years Ended December 31,
	2006	2005

Video programming costs:
Legacy Systems	$2,114	$1,889
Acquired Systems(a)	409	—

Total systems	$2,523	$1,889

(a)	2006 amounts reflect video programming costs for the Acquired Systems for the five months following the closing of the Transactions.

The increase in video programming costs was primarily due to the Acquired Systems, higher sports network programming costs, the increase in video subscribers and non-sports-related contractual rate increases. Per-subscriber programming costs increased 11%, to $20.33 per month in 2006 from $18.35 per month in 2005. The increase in per-subscriber programming costs was primarily due to higher sports network programming costs and non-sports-related contractual rate increases.

Employee costs increased primarily due to the Acquired Systems, salary increases and higher headcount resulting from the roll-out of advanced services. These increases were partially offset by a benefit of $32 million (with an additional benefit of $8 million included in selling, general and administrative expenses) related to both changes in estimates and a correction of prior period medical benefit accruals.

High-speed data service costs increased due to the Acquired Systems, subscriber growth and an increase in per-subscriber connectivity costs.

Voice costs increased primarily due to growth in Digital Phone subscribers.

Other direct operating costs increased due to revenue-driven increases in fees paid to local franchise authorities, as well as increases in other costs associated with the continued roll-out of advanced services, including Digital Phone.

TIME WARNER CABLE INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS
OF OPERATIONS AND FINANCIAL CONDITION—(Continued)

Selling, general and administrative expenses.  The major components of selling, general and administrative expenses were as follows (in millions):

	Years Ended December 31,
	2006	2005	% Change

Employee	$872	$678	29%
Marketing	414	306	35%
Other	840	545	54%

Total	$2,126	$1,529	39%

Selling, general and administrative expenses increased as a result of higher employee, marketing and other costs. Employee costs increased primarily due to the Acquired Systems, increased headcount resulting from the continued roll-out of advanced services and salary increases. Marketing costs increased as a result of the Acquired Systems and higher costs associated with the roll-out of advanced services. Other costs increased primarily due to the Acquired Systems and increases in administrative costs associated with the increase in headcount discussed above.

Merger-related and restructuring costs.  In 2006 and 2005, the Company expensed $38 million and $8 million, respectively, of non-capitalizable merger-related costs associated with the Transactions. These merger-related costs were related primarily to consulting fees concerning integration planning for the Transactions and other costs incurred in connection with notifying new customers of the change in cable providers. In addition, the results for 2006 included $18 million of restructuring costs. The results for 2005 included $35 million of restructuring costs, primarily associated with the early retirement of certain senior executives and the closing of several local news channels, partially offset by a $1 million reduction in restructuring charges, reflecting changes to previously established restructuring accruals. The Company’s restructuring activities were part of the Company’s broader plans to simplify its organizational structure and enhance its customer focus.

Reconciliation of Operating Income to OIBDA.  The following table reconciles Operating Income to OIBDA. In addition, the table provides the components from Operating Income to net income for purposes of the discussions that follow (in millions):

	Years Ended December 31,
	2006	2005	% Change

Net income	$1,976	$1,253	58%
Discontinued operations, net of tax	(1,038)	(104)	NM
Cumulative effect of accounting change, net of tax	(2)	—	NM

Income from continuing operations	936	1,149	(19%)
Income tax provision	620	153	305%

Income from continuing operations before income taxes	1,556	1,302	20%
Interest expense, net	646	464	39%
Income from equity investments, net	(129)	(43)	200%
Minority interest expense, net	108	64	69%
Other income, net	(2)	(1)	100%

Operating Income	2,179	1,786	22%
Depreciation	1,883	1,465	29%
Amortization	167	72	132%

OIBDA	$4,229	$3,323	27%

NM—Not meaningful.

TIME WARNER CABLE INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS
OF OPERATIONS AND FINANCIAL CONDITION—(Continued)

OIBDA.  OIBDA increased due to the Acquired Systems and revenue growth (particularly growth in high margin high-speed data revenues), partially offset by higher costs of revenues and selling, general and administrative expenses, as discussed above.

Depreciation expense.  Depreciation expense increased primarily due to the Acquired Systems and demand-driven increases in recent years of purchases of customer premise equipment, which generally has a significantly shorter useful life compared to the mix of assets previously purchased.

Amortization expense.  Amortization expense increased as a result of the amortization of intangible assets related to customer relationships associated with the Acquired Systems.

Operating Income.  Operating Income increased primarily due to the increase in OIBDA, partially offset by the increase in depreciation and amortization expense, as discussed above.

Interest expense, net.  Interest expense, net, increased primarily due to an increase in debt levels attributable to the Transactions.

Income from equity investments, net.  Income from equity investments, net, increased primarily due to an increase in the profitability of TKCCP, as well as changes in the economic benefit of TWE’s partnership interest in TKCCP due to the then pending dissolution of the partnership triggered by Comcast on July 3, 2006. Beginning in the third quarter of 2006, the income from TKCCP reflects 100% of the operations of the Kansas City Pool and does not reflect any of the economic benefits of the Houston Pool. In addition, income from equity investments, net reflects the benefit from the allocation of all the TKCCP debt to the Houston Pool, which reduced interest expense for the Kansas City Pool.

Minority interest expense, net.  Minority interest expense, net, increased primarily reflecting the change in the ownership structure of the Company and TWE as a result of the ATC Contribution and the Redemptions.

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

Income from continuing operations.  Income from continuing operations was $936 million in 2006 compared to $1.149 billion in 2005. Basic and diluted income per common share from continuing operations were $0.95 in 2006 compared to $1.15 in 2005. These decreases were primarily due to the increase in the income tax provision, discussed above, and higher interest expense, partially offset by increased Operating Income and income from equity investments, net.

Discontinued operations, net of tax.  Discontinued operations, net of tax, reflect the impact of treating the Transferred Systems as discontinued operations. In 2006 and 2005, the Company recognized pretax income applicable to these systems of $285 million and $163 million, respectively, ($1.038 billion and $104 million, respectively, net of a tax benefit). Included in the 2006 results were a pretax gain of $165 million on the Transferred Systems and a net tax benefit of $800 million comprised of a tax benefit of $814 million on the Redemptions, partially offset by a provision of $14 million on the Exchange. The tax benefit of $814 million resulted primarily from the reversal of historical deferred tax liabilities that had existed on systems transferred to Comcast in the TWC Redemption. The TWC Redemption was designed to qualify as a tax-free split-off under section 355 of the Internal Revenue Code of 1986, as amended, and as a result, such liabilities were no longer required. However, if the IRS were successful in challenging the tax-free characterization of the TWC Redemption, an additional cash liability on account of taxes of up to an estimated $900 million could become payable by the Company.

TIME WARNER CABLE INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS
OF OPERATIONS AND FINANCIAL CONDITION—(Continued)

Cumulative effect of accounting change, net of tax.  In 2006, the Company recorded a benefit of $2 million, net of tax, as the cumulative effect of a change in accounting principle upon the adoption of FAS 123R, to recognize the effect of estimating the number of Time Warner equity-based awards granted to TWC employees prior to January 1, 2006 that are not ultimately expected to vest.

Net income and Net income per common share.  Net income was $1.976 billion in 2006 compared to $1.253 billion in 2005. Basic and diluted net income per common share were $2.00 in 2006 compared to $1.25 in 2005.

FINANCIAL CONDITION AND LIQUIDITY

Management believes that cash generated by or available to TWC should be sufficient to fund its capital and liquidity needs for the foreseeable future. TWC’s sources of cash include cash provided by operating activities, cash and equivalents on hand, available borrowing capacity under its committed credit facilities and commercial paper program and access to the capital markets. TWC’s unused committed available funds were $3.881 billion as of December 31, 2007, including $232 million in cash and equivalents and $3.649 billion of available borrowing capacity under the Company’s $6.0 billion senior unsecured five-year revolving credit facility.

Current Financial Condition

As of December 31, 2007, the Company had $13.577 billion of debt, $232 million of cash and equivalents (net debt of $13.345 billion, defined as total debt less cash and equivalents), $300 million of mandatorily redeemable non-voting Series A Preferred Membership Units issued by TW NY in connection with the Adelphia Acquisition (the “TW NY Preferred Membership Units”) and $24.706 billion of shareholders’ equity. As of December 31, 2006, the Company had $14.432 billion of debt, $51 million of cash and equivalents (net debt of $14.381 billion), $300 million of TW NY Preferred Membership Units and $23.564 billion of shareholders’ equity.

The following table shows the significant items contributing to the decrease in net debt from December 31, 2006 to December 31, 2007 (in millions):

Balance as of December 31, 2006(a)	$14,381
Cash provided by operating activities	(4,563)
Capital expenditures	3,433
Proceeds from the sale of certain cable systems to the Consortium	(52)
All other, net	146

Balance as of December 31, 2007(a)	$13,345

(a)	Amounts include unamortized fair value adjustments of $126 million and $140 million as of December 31, 2007 and 2006, respectively, which were recognized as a result of the merger of America Online, Inc. (now known as AOL LLC) and Time Warner Inc. (now known as Historic TW Inc.).

Cash Flows

Cash and equivalents increased by $181 million and $39 million in 2007 and 2006, respectively, and decreased by $90 million in 2005. Components of these changes are discussed below in more detail.

TIME WARNER CABLE INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS
OF OPERATIONS AND FINANCIAL CONDITION—(Continued)

Operating Activities

Details of cash provided by operating activities are as follows (in millions):

	Years Ended December 31,
	2007	2006	2005

OIBDA	$5,742	$4,229	$3,323
Net interest payments(a)	(845)	(662)	(507)
Net income taxes paid(b)	(292)	(474)	(535)
Noncash equity-based compensation	59	33	53
Net cash flows from discontinued operations(c)	47	112	237
Merger-related and restructuring payments, net of accruals(d)	(11)	(3)	30
Pension plan contributions	(1)	(101)	(91)
All other, net, including working capital changes	(136)	461	30

Cash provided by operating activities	$4,563	$3,595	$2,540

(a)	Amounts include interest income received of $10 million and $5 million in 2007 and 2006, respectively (none in 2005).
(b)	Amounts include income tax refunds received of $6 million, $4 million and $6 million in 2007, 2006 and 2005, respectively.
(c)	Amounts reflect net income from discontinued operations of $1.038 billion and $104 million in 2006 and 2005, respectively (none in 2007), as well as noncash gains and expenses and working capital-related adjustments of $47 million, $(926) million and $133 million in 2007, 2006 and 2005, respectively.
(d)	Amounts include payments for merger-related and restructuring costs and payments for certain other merger-related liabilities, net of accruals.

Cash provided by operating activities increased from $3.595 billion in 2006 to $4.563 billion in 2007. This increase was primarily related to an increase in OIBDA (due to revenue growth, partially offset by increases in costs of revenues and selling, general and administrative expenses, as described above) and a decrease in net income taxes paid (primarily as a result of the timing of tax-related payments to Time Warner under the Company’s tax sharing arrangement, as well as tax benefits related to the Transactions) and a decrease in pension plan contributions, which were partially offset by a change in working capital requirements, an increase in net interest payments reflecting the increase in debt levels attributable to the Transactions and a decrease in cash relating to discontinued operations. The change in working capital requirements was primarily due to the timing of payments and collections of accounts receivable.

The Economic Stimulus Act of 2008, enacted in the first quarter of 2008, provides for a bonus first year depreciation deduction of 50% of qualified property. The benefits of this legislation will be applicable to certain of the Company’s capital expenditures and are expected to reduce the Company’s net income tax payments in 2008.

The Company expects to make discretionary cash contributions of approximately $150 million to its defined benefit pension plans during 2008, subject to market conditions and other considerations.

Cash provided by operating activities increased from $2.540 billion in 2005 to $3.595 billion in 2006. This increase was primarily related to an increase in OIBDA (due to revenue growth, partially offset by increases in costs of revenues and selling, general and administrative expenses, as described above), a decrease in working capital requirements and a decrease in net income taxes paid, partially offset by lower net cash flows from discontinued operations, an increase in net interest payments and an increase in merger-related and restructuring payments. The decrease in working capital requirements was primarily due to impact of the Transactions, as well as the timing of payments of accounts payable and accrued liabilities, partially offset by lower cash collections on receivables.

TIME WARNER CABLE INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS
OF OPERATIONS AND FINANCIAL CONDITION—(Continued)

Investing Activities

Details of cash used by investing activities are as follows (in millions):

	Years Ended December 31,
	2007	2006	2005

Investments and acquisitions, net of cash acquired and distributions received:
Distributions received from an investee(a)	$51	$—	$—
Adelphia Acquisition and the Exchange(b)	(25)	(9,080)	—
Wireless joint venture(c)	(33)	(633)	—
Redemption of Comcast’s interest in TWE	—	(147)	—
All other	(53)	(2)	(113)
Capital expenditures from continuing operations	(3,433)	(2,718)	(1,837)
Capital expenditures from discontinued operations	—	(56)	(138)
Proceeds from the sale of certain cable systems to the Consortium	52	—	—
Proceeds from the repayment by Comcast of TKCCP debt owed to TWE-A/N	—	631	—
Proceeds from disposal of property, plant and equipment	9	6	4
Investment activities of discontinued operations	—	—	(48)

Cash used by investing activities	$(3,432)	$(11,999)	$(2,132)

(a)	Distributions received from an investee represents distributions received from Sterling Entertainment Enterprises, LLC (d/b/a SportsNet New York), an equity-method investee.
(b)	Included in the cash used for the Adelphia Acquisition and the Exchange in 2006 is cash paid at closing of $8.935 billion, a contractual closing adjustment of $67 million and other transaction-related costs of $78 million. Cash used for the Adelphia Acquisition and the Exchange in 2007 primarily represents additional transaction-related costs, including working capital adjustments.
(c)	Cash used for the wireless joint venture in 2006 represents the Company’s initial investment in a wireless spectrum joint venture with several other cable companies (the “Wireless Joint Venture”). Included in cash used for the Wireless Joint Venture in 2007 is a contribution of $28 million to the Wireless Joint Venture to fund the Company’s share of a payment to Sprint Nextel Corporation (“Sprint”) to purchase Sprint’s interest in the Wireless Joint Venture for an amount equal to Sprint’s capital contributions. Under certain circumstances, the remaining members have the ability to exit the Wireless Joint Venture and receive from the Wireless Joint Venture, subject to certain limitations and adjustments, advanced wireless spectrum licenses covering the areas in which they provide cable services.

Cash used by investing activities decreased from $11.999 billion in 2006 to $3.432 billion in 2007. This decrease was principally due to payments associated with the Transactions, which closed on July 31, 2006, and a decrease in investment spending related to the Company’s investment in the Wireless Joint Venture. This decrease was partially offset by an increase in capital expenditures from continuing operations, driven by the Acquired Systems, as well as the continued roll-out of advanced digital services in the Legacy Systems, and the receipt of proceeds associated with the repayment by Comcast of TKCCP debt owed to TWE-A/N during 2006.

Cash used by investing activities increased from $2.132 billion in 2005 to $11.999 billion in 2006. This increase was principally due to payments associated with the Transactions, which closed on July 31, 2006, and an increase in capital expenditures from continuing operations, driven by capital expenditures associated with the integration of the Acquired Systems, the continued roll-out of advanced digital services, including Digital Phone services, and continued growth in high-speed data services. The increase also reflects the investment in the Wireless Joint Venture, partially offset by the receipt of proceeds associated with the repayment by Comcast of TKCCP debt owed to TWE-A/N during 2006 and decreases in investment spending related to the Company’s equity investments and other acquisition-related expenditures and capital expenditures from discontinued operations.

TIME WARNER CABLE INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS
OF OPERATIONS AND FINANCIAL CONDITION—(Continued)

TWC’s capital expenditures from continuing operations included the following major categories (in millions):

	Years Ended December 31,
	2007	2006	2005

Customer premise equipment(a)	$1,485	$1,125	$805
Scalable infrastructure(b)	604	568	325
Line extensions(c)	372	280	235
Upgrades/rebuilds(d)	315	151	113
Support capital(e)	657	594	359

Total capital expenditures	$3,433	$2,718	$1,837

(a)	Amounts represent costs incurred in the purchase and installation of equipment that resides at a customer’s home or business for the purpose of receiving/sending video, high-speed data and/or Digital Phone signals. Such equipment typically includes digital set-top boxes, remote controls, high-speed data modems, telephone modems and the costs of installing such new equipment. Customer premise equipment also includes materials and labor incurred to install the “drop” cable that connects a customer’s dwelling or business to the closest point of the main distribution network.
(b)	Amounts represent costs incurred in the purchase and installation of equipment that controls signal reception, processing and transmission throughout TWC’s distribution network, as well as controls and communicates with the equipment residing at a customer’s home or business. Also included in scalable infrastructure is certain equipment necessary for content aggregation and distribution (video-on-demand equipment) and equipment necessary to provide certain video, high-speed data and Digital Phone service features (voicemail, e-mail, etc.).
(c)	Amounts represent costs incurred to extend TWC’s distribution network into a geographic area previously not served. These costs typically include network design, the purchase and installation of fiber optic and coaxial cable and certain electronic equipment.
(d)	Amounts represent costs incurred to upgrade or replace certain existing components or an entire geographic area of TWC’s distribution network. These costs typically include network design, the purchase and installation of fiber optic and coaxial cable and certain electronic equipment.
(e)	Amounts represent all other capital purchases required to run day-to-day operations. These costs typically include vehicles, land and buildings, computer hardware/software, office equipment, furniture and fixtures, tools and test equipment.

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

As a result of the Transactions, the Company has made significant capital expenditures related to the continued integration of the Acquired Systems, including improvements to plant and technical performance and upgrading system capacity to allow the Company to offer its advanced services and features in the Acquired Systems. Through December 31, 2007, TWC incurred approximately $400 million of such expenditures (including approximately $200 million incurred during 2007). These upgrades were substantially completed by the end of 2007.

TIME WARNER CABLE INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS
OF OPERATIONS AND FINANCIAL CONDITION—(Continued)

Financing Activities

Details of cash provided (used) by financing activities are as follows (in millions):

	Years Ended December 31,
	2007	2006	2005

Borrowings (repayments), net(a)	$(1,574)	$634	$(422)
Borrowings(b)	8,387	10,300	—
Repayments(b)	(7,679)	(975)	—
Issuance of TW NY Preferred Membership Units	—	300	—
Redemption of Comcast’s interest in TWC	—	(1,857)	—
Excess tax benefit from exercise of stock options	5	4	—
Principal payments on capital leases	(4)	(3)	(1)
Distributions to owners, net(c)	(24)	(31)	(30)
Other financing activities	(61)	71	—
Debt repayments of discontinued operations	—	—	(45)

Cash provided (used) by financing activities	$(950)	$8,443	$(498)

(a)	Borrowings (repayments), net, reflects borrowings under the Company’s commercial paper program with original maturities of three months or less, net of repayments of such borrowings. Borrowings (repayments), net, also includes $29 million and $17 million of debt issuance costs in 2007 and 2006, respectively.
(b)	Amounts represent borrowing and repayments related to debt instruments with original maturities greater than three months.
(c)	Distributions to owners, net, represents partnership tax distributions and stock option distributions.

Cash used by financing activities was $950 million in 2007 compared to cash provided by financing activities of $8.443 billion in 2006. Cash used by financing activities for 2007 included net repayments under the Company’s debt obligations and payments for other financing activities, while cash provided by financing activities for 2006 included significant net borrowings primarily associated with the financing of the Transactions, the issuance of the TW NY Preferred Membership Units in connection with the Transactions and other financing activities, net of cash used in the TWC Redemption on July 31, 2006.

Cash provided by financing activities was $8.443 billion in 2006 compared to cash used by financing activities of $498 million in 2005. Cash provided by financing activities in 2006 included significant net borrowings primarily associated with the financing of the Transactions, the issuance of the TW NY Preferred Membership Units in connection with the Transactions and other financing activities, net of cash used in the TWC Redemption on July 31, 2006. Cash used by financing activities in 2005 primarily included net repayments of outstanding borrowings under the Company’s commercial paper program.

TIME WARNER CABLE INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS
OF OPERATIONS AND FINANCIAL CONDITION—(Continued)

Free Cash Flow

Reconciliation of Cash provided by operating activities to Free Cash Flow. The following table reconciles Cash provided by operating activities to Free Cash Flow (in millions):

	Years Ended December 31,
	2007	2006	2005

Cash provided by operating activities	$4,563	$3,595	$2,540
Reconciling items:
Discontinued operations, net of tax	—	(1,038)	(104)
Adjustments relating to the operating cash flow of discontinued operations	(47)	926	(133)

Cash provided by continuing operating activities	4,516	3,483	2,303
Add: Excess tax benefit from exercise of stock options	5	4	—
Less:
Capital expenditures from continuing operations	(3,433)	(2,718)	(1,837)
Partnership tax distributions, stock option distributions and principal payments on capital leases of continuing operations	(28)	(34)	(31)

Free Cash Flow	$1,060	$735	$435

Free Cash Flow increased from $735 million in 2006 to $1.060 billion in 2007 primarily as a result of an increase in cash provided by continuing operating activities, partially offset by an increase in capital expenditures from continuing operations, as discussed above.

Free Cash Flow increased from $435 million in 2005 to $735 million in 2006. This increase of $300 million was primarily driven by a $906 million increase in OIBDA, as previously discussed, and a decrease in working capital requirements, partially offset by an increase in capital expenditures from continuing operations.

TIME WARNER CABLE INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS
OF OPERATIONS AND FINANCIAL CONDITION—(Continued)

Outstanding Debt and Mandatorily Redeemable Preferred Equity and Available Financial Capacity

Debt and mandatorily redeemable preferred equity as of December 31, 2007 and December 31, 2006 were as follows:

	Interest Rate at			Outstanding Balance as of
	December 31,			December 31,		December 31,
	2007		Maturity	2007		2006
				(in millions)

Bank credit agreements and commercial paper program(a)(b)	5.391	%(c)	2011	$5,256		$11,077
TWE notes and debentures(d)(e)	7.250	%(f)	2008	601		602
	10.150	%(f)	2012	267		271
	8.875	%(f)	2012	365		369
	8.375	%(f)	2023	1,040		1,043
	8.375	%(f)	2033	1,053		1,055
TWC notes and debentures	5.400	%(g)	2012	1,498		—
	5.850	%(g)	2017	1,996		—
	6.550	%(g)	2037	1,491		—
TW NY Preferred Membership Units	8.210%		2013	300		300
Capital leases and other				10	(h)	15	(h)

Total				$13,877		$14,732

(a)	Unused capacity, which includes $232 million and $51 million in cash and equivalents as of December 31, 2007 and 2006, respectively, equals $3.881 billion and $2.798 billion as of December 31, 2007 and 2006, respectively. Unused capacity as of December 31, 2007 and 2006 reflects a reduction of $135 million and $159 million, respectively, for outstanding letters of credit backed by the Company’s senior unsecured five-year revolving credit facility.
(b)	Outstanding balance amounts exclude an unamortized discount on commercial paper of $5 million and $17 million as of December 31, 2007 and 2006, respectively.
(c)	Rate represents a weighted-average interest rate.
(d)	Amounts include an unamortized fair value adjustment of $126 million and $140 million as of December 31, 2007 and 2006, respectively.
(e)	As of December 31, 2007, the Company has classified $601 million of TWE debentures due within the next twelve months as long-term in the accompanying consolidated balance sheet to reflect management’s intent and ability to refinance the obligation on a long-term basis through the utilization of the unused committed capacity under the Company’s senior unsecured five-year revolving credit facility, if necessary.
(f)	Rate represents the stated rate at original issuance. The effective weighted-average interest rate for the TWE notes and debentures in the aggregate is 7.64% at December 31, 2007.
(g)	Rate represents the stated rate at original issuance. The effective weighted-average interest rate for the TWC notes and debentures in the aggregate is 5.97% at December 31, 2007.
(h)	Amounts include $4 million of capital leases due within one year as of December 31, 2006 (none as of December 31, 2007).

See Note 8 to the accompanying consolidated financial statements for further details regarding the Company’s outstanding debt and mandatorily redeemable preferred equity and other financing arrangements, including certain information about maturities, covenants, rating triggers and bank credit agreement leverage ratios relating to such debt and financing arrangements.

TIME WARNER CABLE INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS
OF OPERATIONS AND FINANCIAL CONDITION—(Continued)

Contractual and Other Obligations

Contractual Obligations

The Company has obligations under certain contractual arrangements to make future payments for goods and services. These contractual obligations secure the future rights to various assets and services to be used in the normal course of operations. For example, the Company is contractually committed to make certain minimum lease payments for the use of property under operating lease agreements. In accordance with applicable accounting rules, the future rights and obligations pertaining to firm commitments, such as operating lease obligations and certain purchase obligations under contracts, are not reflected as assets or liabilities in the accompanying consolidated balance sheet.

The following table summarizes the Company’s aggregate contractual obligations at December 31, 2007, and the estimated timing and effect that such obligations are expected to have on the Company’s liquidity and cash flows in future periods. TWC expects to fund these obligations with cash provided by operating activities generated in the ordinary course of business.

		2009-	2011-	2013 and
	2008	2010	2012	thereafter	Total
	(in millions)

Programming purchases(a)	$2,955	$4,574	$2,964	$812	$11,305
Outstanding debt obligations and TW NY Preferred Membership Units(b)	600	—	7,370	5,801	13,771
Interest and dividends(c)	862	1,665	1,073	5,488	9,088
Facility leases(d)	101	174	143	324	742
Data processing services	47	93	83	6	229
High-speed data connectivity(e)	49	39	4	20	112
Digital Phone connectivity(f)	314	616	232	—	1,162
Set-top box and modem purchases	71	—	—	—	71
Other	74	60	4	8	146

Total	$5,073	$7,221	$11,873	$12,459	$36,626

(a)	Programming purchases represent contracts that the Company has with cable television networks to provide programming services to its subscribers. Typically, these arrangements provide that the Company purchase cable television programming for a certain number of subscribers as long as the Company is providing cable services to such number of subscribers. There is generally no obligation to purchase these services if the Company is not providing cable services. Programming fees represent a significant portion of its costs of revenues. Future fees under such contracts are based on numerous variables, including number and type of customers. The amounts included above represent estimates of future programming costs based on subscriber numbers at December 31, 2007 applied to the per-subscriber contractual rates contained in the contracts that were in effect as of December 31, 2007, for which the Company does not have the right to cancel the contract or for contracts with a guaranteed minimum commitment.
(b)	Outstanding debt obligations and TW NY Preferred Membership Units represent principal amounts due on outstanding debt obligations and the TW NY Preferred Membership Units as of December 31, 2007. Amounts do not include any fair value adjustments, bond premiums, discounts, interest payments or dividends.
(c)	With the exception of commercial paper issued under the Company’s commercial paper program, amounts are based on the outstanding debt or TW NY Preferred Membership Units balances, respective interest or dividend rates (interest rates on variable-rate debt were held constant through maturity at the December 31, 2007 rates) and maturity schedule of the respective instruments as of December 31, 2007. With regard to commercial paper issued under the commercial paper program, amounts assume the outstanding commercial paper and interest rates at December 31, 2007 will remain outstanding through the maturity of the respective underlying credit facility. Interest ultimately paid on these obligations may differ based on changes in interest rates for variable-rate debt, as well as any potential future refinancings entered into by the Company. See Note 8 to the accompanying consolidated financial statements for further details.
(d)	The Company has facility lease obligations under various operating leases including minimum lease obligations for real estate and operating equipment.
(e)	High-speed data connectivity obligations are based on the contractual terms for bandwidth circuits that were in use at December 31, 2007.
(f)	Digital Phone connectivity obligations relate to transport, switching and interconnection services that allow for the origination and termination of local and long-distance telephony traffic. These expenses also include related technical support services. There is generally no obligation to purchase these services if the Company is not providing Digital Phone service. The amounts included above are based on the number of Digital Phone subscribers at December 31, 2007 and the per-subscriber contractual rates contained in the contracts that were in effect as of December 31, 2007.

TIME WARNER CABLE INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS
OF OPERATIONS AND FINANCIAL CONDITION—(Continued)

The Company’s total rent expense, which primarily includes facility rental expense and pole attachment rental fees, amounted to $182 million in 2007, $149 million in 2006 and $98 million in 2005.

Contingent Commitments

     The Six Flags Guarantee

Prior to the restructuring of TWE, which was completed in March 2003 (the “TWE Restructuring”), TWE had various contingent commitments, including guarantees, related to TWE’s non-cable businesses, including Warner Bros., Home Box Office, and TWE’s interests in The WB Television Network (which has subsequently ceased operations), Comedy Central (which was subsequently sold) and the Courtroom Television Network (d/b/a truTV effective January 1, 2008) (collectively, the “Non-cable Businesses”). In connection with the TWE Restructuring, some of these commitments were not transferred with their applicable Non-cable Business and they remain contingent commitments of TWE. Specifically, in connection with the Non-cable Businesses’ former investment in the Six Flags theme parks located in Georgia and Texas (“Six Flags Georgia” and “Six Flags Texas,” respectively, and, collectively, the “Parks”), in 1997, Time Warner and TWE each agreed to guarantee (the “Six Flags Guarantee”) certain obligations of the partnerships that hold the Parks (the “Partnerships”) for the benefit of the limited partners in such Partnerships, including the following (the “Guaranteed Obligations”): (a) making a minimum annual distribution to the limited partners of the Partnerships (the minimum was approximately $58.2 million in 2007 and is subject to annual cost of living adjustments); (b) making a minimum amount of capital expenditures each year (an amount approximating 6% of the Parks’ annual revenues); (c) offering each year to purchase 5% of the limited partnership units of the Partnerships (plus any such units not purchased pursuant to such offer in any prior year) based on an aggregate price for all limited partnership units at the higher of (i) $250 million in the case of Six Flags Georgia and $374.8 million in the case of Six Flags Texas (the “Base Valuations”) and (ii) a weighted average multiple of EBITDA for the respective Park over the previous four-year period (the “Cumulative LP Unit Purchase Obligation”); (d) making annual ground lease payments; and (e) either (i) purchasing all of the outstanding limited partnership units through the exercise of a call option upon the earlier of the occurrence of certain specified events and the end of the term of each of the Partnerships in 2027 (Six Flags Georgia) and 2028 (Six Flags Texas) (the “End of Term Purchase”) or (ii) causing each of the Partnerships to have no indebtedness and to meet certain other financial tests as of the end of the term of the Partnership. The aggregate amount payable in connection with an End of Term Purchase option on either Park will be the Base Valuation applicable to such Park, adjusted for changes in the consumer price index from December 1996, in the case of Six Flags Georgia, and December 1997, in the case of Six Flags Texas, through December of the year immediately preceding the year in which the End of Term Purchase occurs, in each case, reduced ratably to reflect limited partnership units previously purchased.

In connection with Time Warner’s 1998 sale of Six Flags Entertainment Corporation (which held the controlling interests in the Parks) to Six Flags Inc. (formerly Premier Parks Inc.) (“Six Flags”), Six Flags, Historic TW Inc. (formerly known as Time Warner Inc., “Historic TW”) and TWE, among others, entered into a Subordinated Indemnity Agreement pursuant to which Six Flags agreed to guarantee the performance of the Guaranteed Obligations when due and to indemnify Historic TW and TWE, among others, in the event that the Guaranteed Obligations are not performed and the Six Flags Guarantee is called upon. In the event of a default of Six Flags’ obligations under the Subordinated Indemnity Agreement, the Subordinated Indemnity Agreement and related agreements provide, among other things, that Historic TW and TWE have the right to acquire control of the managing partner of the Parks. Six Flags’ obligations to Historic TW and TWE are further secured by its interest in all limited partnership units that are held by Six Flags.

Additionally, Time Warner and Warner Communications Inc. (“WCI”), a subsidiary of Time Warner, have agreed, on a joint and several basis, to indemnify TWE from and against any and all of these contingent liabilities, but TWE remains a party to these commitments. In the event that TWE is required to make a payment related to any contingent liabilities of the TWE Non-cable Businesses, TWE will recognize an expense from discontinued operations and will receive a capital contribution from Time Warner and/or its subsidiary, WCI, for reimbursement

TIME WARNER CABLE INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS
OF OPERATIONS AND FINANCIAL CONDITION—(Continued)

of the incurred expenses. Additionally, costs related to any acquisition and subsequent distribution to Time Warner would also be treated as an expense of discontinued operations to be reimbursed by Time Warner.

In November 2007, Moody’s Investors Service, Standard & Poor’s and Fitch Ratings downgraded their credit ratings for Six Flags. To date, no payments have been made by Historic TW or TWE pursuant to the Six Flags Guarantee. In its quarterly report on Form 10-Q for the period ended September 30, 2007, Six Flags reported an estimated maximum Cumulative LP Unit Purchase Obligation for 2008 of approximately $305 million. The aggregate undiscounted estimated future cash flow requirements covered by the Six Flags Guarantee over the remaining term of the agreements are approximately $1.4 billion. Six Flags has also disclosed that it has deposited approximately $13 million in an escrow account as a source of funds in the event Historic Time Warner or TWE is required to fund any portion of the Guaranteed Obligations in the future.

Because the Six Flags Guarantee existed prior to the Company’s adoption of FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (“FIN 45”), and no modifications to the arrangements have been made since the date the guarantee came into existence, the recognition requirements of FIN 45 are not applicable to the arrangements and the Company has continued to account for the Guaranteed Obligations in accordance with FASB Statement No. 5, Accounting for Contingencies. Based on its evaluation of the current facts and circumstances surrounding the Guaranteed Obligations and the Subordinated Indemnity Agreement (including the recent financial performance reported for the Parks and by Six Flags), the Company has concluded that a probable loss does not exist and consequently, no liability for the arrangements has been recognized at December 31, 2007. Because of the specific circumstances surrounding the arrangements and the fact that no active or observable market exists for this type of financial guarantee, the Company is unable to determine a current fair value for the Guaranteed Obligations and related Subordinated Indemnity Agreement.

     Other Contingent Commitments

TWC has cable franchise agreements containing provisions requiring the construction of cable plant and the provision of services to customers within the franchise areas. In connection with these obligations under existing franchise agreements, TWC obtains surety bonds or letters of credit guaranteeing performance to municipalities and public utilities and payment of insurance premiums. Such surety bonds and letters of credit as of December 31, 2007 and 2006 totaled $299 million and $328 million, respectively. Payments under these arrangements are required only in the event of nonperformance. TWC does not expect that these contingent commitments will result in any amounts being paid in the foreseeable future.

TWC is required to make cash distributions to Time Warner when employees of the Company exercise previously issued Time Warner stock options. For more information, see “Market Risk Management—Equity Risk” below.

MARKET RISK MANAGEMENT

Market risk is the potential gain/loss arising from changes in market rates and prices, such as interest rates.

Interest Rate Risk

Variable-rate Debt

As of December 31, 2007, TWC had an outstanding balance of variable-rate debt of $5.256 billion, which excludes an unamortized discount adjustment of $5 million. Based on TWC’s variable-rate obligations outstanding at December 31, 2007, each 25 basis point increase or decrease in the level of interest rates would, respectively, increase or decrease TWC’s annual interest expense and related cash payments by approximately $13 million. Such potential increases or decreases are based on certain simplifying assumptions, including a constant level of variable-rate debt for all maturities and an immediate, across-the-board increase or decrease in the level of interest rates with no other subsequent changes for the remainder of the period.

TIME WARNER CABLE INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS
OF OPERATIONS AND FINANCIAL CONDITION—(Continued)

Fixed-rate Debt and TW NY Preferred Membership Units

As of December 31, 2007, TWC had fixed-rate debt and TW NY Preferred Membership Units with an outstanding balance of $8.611 billion, including an unamortized fair value adjustment of $126 million, and a fair value of $9.034 billion. Based on TWC’s fixed-rate debt obligations outstanding at December 31, 2007, a 25 basis point increase or decrease in the level of interest rates would, respectively, decrease or increase the fair value of the fixed-rate debt by approximately $174 million. Such potential increases or decreases are based on certain simplifying assumptions, including a constant level of fixed-rate debt and an immediate, across-the-board increase or decrease in the level of interest rates with no other subsequent changes for the remainder of the period.

Equity Risk

Some of TWC’s employees have been granted options to purchase shares of Time Warner common stock in connection with their past employment with subsidiaries and affiliates of Time Warner. TWC has agreed that, upon the exercise by any of its officers or employees of any options to purchase Time Warner common stock, TWC will reimburse Time Warner in an amount equal to the excess of the closing price of a share of Time Warner common stock on the date of the exercise of the option over the aggregate exercise price paid by the exercising officer or employee for each share of Time Warner common stock. At December 31, 2007, TWC had accrued $36 million of stock option distributions payable to Time Warner. That amount, which is not payable until the underlying options are exercised and then only subject to limitations on cash distributions in accordance with the senior unsecured revolving credit facilities, will be adjusted in subsequent accounting periods based on changes in the quoted market prices for Time Warner’s common stock. See Note 10 to the accompanying consolidated financial statements.

CRITICAL ACCOUNTING POLICIES

The SEC considers an accounting policy to be critical if it is important to the Company’s financial condition and results of operations, and if it requires significant judgment and estimates on the part of management in its application. The development and selection of these critical accounting policies have been determined by the management of TWC and the related disclosures have been reviewed with the Audit Committee of the Board of Directors of TWC. Due to the significant judgment involved in selecting certain of the assumptions used in these areas, it is possible that different parties could choose different assumptions and reach different conclusions. For a summary of all of the Company’s significant accounting policies, see Note 3 to the accompanying consolidated financial statements.

Asset Impairments

     Goodwill and Indefinite-lived Intangible Assets

Goodwill impairment is determined using a two-step process. The first step of the process is to compare the fair value of a reporting unit with its carrying amount, including goodwill. In performing the first step, the Company determines the fair value of a reporting unit by using two valuation techniques: a discounted cash flow (“DCF”) analysis and a market-based approach. Determining fair value requires the exercise of significant judgments, including judgments about appropriate discount rates, perpetual growth rates, relevant comparable company earnings multiples and the amount and timing of expected future cash flows. The cash flows employed in the DCF analyses are based on TWC’s budget and long-term business plan, and various growth rates have been assumed for years beyond the long-term business plan period. Discount rate assumptions are based on an assessment of the risk inherent in the future cash flows of the respective reporting units. In assessing the reasonableness of its determined fair values, the Company evaluates its results against other value indicators such as comparable company public trading values, research analyst estimates and values observed in private market transactions. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is not impaired and the second step of the impairment test is not necessary. If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test is required to be performed to measure the amount of impairment loss, if any. The second step of the goodwill impairment test compares the implied fair value of the reporting unit’s goodwill with the

TIME WARNER CABLE INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS
OF OPERATIONS AND FINANCIAL CONDITION—(Continued)

carrying amount of that goodwill. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination. In other words, the estimated fair value of the reporting unit is allocated to all of the assets and liabilities of that unit (including any unrecognized intangible assets) as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the purchase price paid. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess.

The impairment test for other intangible assets not subject to amortization involves a comparison of the estimated fair value of the intangible asset with its carrying value. If the carrying value of the intangible asset exceeds its fair value, an impairment loss is recognized in an amount equal to that excess. The estimates of fair value of intangible assets not subject to amortization are determined using a DCF valuation analysis. The DCF methodology used to value cable franchises entails identifying the projected discrete cash flows related to such franchises and discounting them back to the valuation date. Significant judgments inherent in this analysis include the determination of discount rates, cash flows attributable to cable franchises and the terminal growth rates. Discount rate assumptions are based on an assessment of the risk inherent in the future cash flows generated as a result of the respective intangible assets.

Goodwill and indefinite-lived intangible assets, primarily the Company’s cable franchise agreements, are tested annually for impairment during the fourth quarter or earlier upon the occurrence of certain events or substantive changes in circumstances. The Company’s 2007 annual impairment analysis, which was performed during the fourth quarter, did not result in any impairment charges. However, over the past year, the decline in the Company’s stock price has resulted in a lower estimated fair value for each of the Company’s reporting units. Similarly, the Company has experienced declines in the values of its cable franchises. The result of this decline is that the estimated fair value of the Los Angeles reporting unit approximates its carrying value, and the fair values of the cable franchises in many of the Company’s geographic regions approximate their carrying values. Accordingly, any future declines in estimated fair values will likely result in goodwill and cable franchise impairment charges. It is possible that such charges, if required, could be recorded prior to the fourth quarter of 2008 (i.e., during an interim period) if the Company’s stock price, its results of operations, or other factors require such assets to be tested for impairment at an interim date.

To illustrate the magnitude of a potential impairment charge relative to future changes in estimated fair value, had the fair values of each of the reporting units and cable franchises been hypothetically lower by 10% as of December 31, 2007, the Company would have recorded goodwill and cable franchise impairment charges of approximately $1.5 billion, and had each of the values been hypothetically lower by 20%, the Company would have recorded goodwill and cable franchise impairment charges of approximately $5.0 billion.

     Long-lived Assets

Long-lived assets (e.g., customer relationships and property, plant and equipment) do not require that an annual impairment test be performed; instead, long-lived assets are tested for impairment upon the occurrence of a triggering event. Triggering events include the likely (i.e., more likely than not) disposal of a portion of such assets or the occurrence of an adverse change in the market involving the business employing the related assets. Once a triggering event has occurred, the impairment test employed is based on whether the intent is to hold the asset for continued use or to hold the asset for sale. If the intent is to hold the asset for continued use, the impairment test first requires a comparison of undiscounted future cash flows against the carrying value of the asset. If the carrying value of the asset exceeds the undiscounted cash flows, the asset would be deemed to be impaired. Impairment would then be measured as the difference between the fair value of the asset and its carrying value. Fair value is generally determined by discounting the future cash flows associated with that asset. If the intent is to hold the asset for sale and certain other criteria are met (e.g., the asset can be disposed of currently, appropriate levels of authority have approved the sale, and there is an active program to locate a buyer), the impairment test involves comparing the

TIME WARNER CABLE INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS
OF OPERATIONS AND FINANCIAL CONDITION—(Continued)

asset’s carrying value to its fair value. To the extent the carrying value is greater than the asset’s fair value, an impairment loss is recognized for the difference.

Significant judgments in this area involve determining whether a triggering event has occurred, determining the future cash flows for the assets involved and determining the proper discount rate to be applied in determining fair value. In 2007, there were no significant long-lived asset impairments.

Multiple-element Transactions

Multiple-element transactions involve situations where judgment must be exercised in determining the fair value of the different elements in a bundled transaction. As the term is used here, multiple-element arrangements can involve:

•	Contemporaneous purchases and sales (e.g., the Company sells advertising services to a customer and at the same time purchases programming services);
•	Sales of multiple products and/or services (e.g., the Company sells video, high-speed data and voice services to a customer); and/or
•	Purchases of multiple products and/or services, or the settlement of an outstanding item contemporaneous with the purchase of a product or service (e.g., the Company settles a dispute on an existing programming contract at the same time that it enters into a new programming contract with the same programming vendor).

     Contemporaneous Purchases and Sales

In the normal course of business, TWC enters into multiple-element transactions where the Company is simultaneously both a customer and a vendor with the same counterparty. For example, when negotiating the terms of programming purchase contracts with cable networks, TWC may at the same time negotiate for the sale of advertising to the same cable network. Arrangements, although negotiated contemporaneously, may be documented in one or more contracts. In accounting for such arrangements, the Company looks to the guidance contained in the following authoritative literature:

•	Accounting Principles Board Opinion No. 29, Accounting for Nonmonetary Transactions;
•	FASB Statement No. 153, Exchanges of Nonmonetary Assets—an amendment of APB Opinion No. 29;
•	Emerging Issues Task Force (“EITF”) Issue No. 01-9, Accounting for Consideration Given by a Vendor to a Customer; and
•	EITF Issue No. 02-16, Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor (“EITF 02-16”).

The Company’s accounting policy for each transaction negotiated contemporaneously is to record each element of the transaction based on the respective estimated fair values of the products or services purchased and the products or services sold. The judgments made in determining fair value in such transactions impact the amount of revenues, expenses and net income recognized over the respective terms of the transactions, as well as the respective periods in which they are recognized.

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

TIME WARNER CABLE INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS
OF OPERATIONS AND FINANCIAL CONDITION—(Continued)

     Sales of Multiple Products or Services

The Company’s policy for revenue recognition in instances where multiple deliverables are sold contemporaneously to the same counterparty is based on the guidelines of EITF Issue No. 00-21, Revenue Arrangements with Multiple Deliverables, and SEC Staff Accounting Bulletin No. 104, Revenue Recognition. Specifically, if the Company enters into sales contracts for the sale of multiple products or services, then the Company evaluates whether it has fair value evidence for each deliverable in the transaction. If the Company has fair value evidence for each deliverable of the transaction, then it accounts for each deliverable in the transaction separately, based on the relevant revenue recognition accounting policies. If the Company is unable to determine fair value for one or more undelivered elements of the transaction, the Company recognizes revenue on a straight-line basis over the term of the agreement. For example, the Company sells video, high-speed data and voice services to subscribers in a bundled package at a rate lower than if the subscriber purchases each product on an individual basis. Subscription revenues received from such subscribers are allocated to each product in a pro-rata manner based on the fair value of each of the respective services.

     Purchases of Multiple Products or Services

The Company’s policy for cost recognition in instances where multiple products or services are purchased contemporaneously from the same counterparty is consistent with the Company’s policy for the sale of multiple deliverables to a customer. Specifically, if the Company enters into a contract for the purchase of multiple products or services, the Company evaluates whether it has fair value evidence for each product or service being purchased. If the Company has fair value evidence for each product or service being purchased, it accounts for each separately, based on the relevant cost recognition accounting policies. If the Company is unable to determine fair value for one or more of the purchased elements, the Company recognizes the cost of the transaction on a straight-line basis over the term of the agreement.

This policy also applies in instances where the Company settles a dispute at the same time the Company purchases a product or service from that same counterparty. For example, the Company may settle a dispute on an existing programming contract with a programming vendor at the same time that it enters into a new programming contract with the same programming vendor. Because the Company is negotiating both the settlement of the dispute and a new programming contract, each of the elements is evaluated to ensure it is accounted for at fair value. The amount allocated to the settlement of the dispute, if determinable and supportable, would be recognized immediately, whereas the amount allocated to the new programming contract would be accounted for prospectively, consistent with the accounting for other similar programming agreements. In the event the fair value of the two elements could not be established, the net amount paid or payable to the vendor would be recognized over the term of the new or amended programming contract.

Property, Plant and Equipment

TWC incurs expenditures associated with the construction of its cable systems. Costs associated with the construction of the cable transmission and distribution facilities and new cable service installations are capitalized. With respect to certain customer premise equipment, which includes set-top boxes and high-speed data and voice cable modems, TWC capitalizes installation charges only upon the initial deployment of these assets. All costs incurred in subsequent disconnects and reconnects are expensed as incurred. Depreciation on these assets is provided generally on a straight-line basis over their estimated useful lives.

TWC uses standard costing models to capitalize installation activities. Significant judgment is involved in the development of these costing models, including the average time required to perform an installation and the determination of the nature and amount of indirect costs to be capitalized. Additionally, the development of standard costing models for new products such as Digital Phone involve more estimates than the standard costing models for established products because the Company has less historical data related to the installation of new

TIME WARNER CABLE INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS
OF OPERATIONS AND FINANCIAL CONDITION—(Continued)

products. The standard costing models are reviewed annually and adjusted prospectively, if necessary, based on comparisons to actual costs incurred.

TWC generally capitalizes expenditures for tangible fixed assets having a useful life of greater than one year. Types of capitalized expenditures include: customer premise equipment, scalable infrastructure, line extensions, plant upgrades and rebuilds and support capital. For set-top boxes and modems, useful life is generally 3 to 5 years and for distribution plant, useful life is up to 16 years. In connection with the Transactions, TW NY acquired significant amounts of property, plant and equipment, which were recorded at their estimated fair values. The remaining useful lives assigned to such assets were generally shorter than the useful lives assigned to comparable new assets, to reflect the age, condition and intended use of the acquired property, plant and equipment.

Programming Agreements

The Company exercises significant judgment in estimating programming expense associated with certain video programming contracts. The Company’s policy is to record video programming costs based on the Company’s contractual agreements with its programming vendors, which are generally multi-year agreements that provide for the Company to make payments to the programming vendors at agreed upon rates, which represent fair market value, based on the number of subscribers to which the Company provides the service. If a programming contract expires prior to the parties’ entry into a new agreement, management estimates the programming costs during the period there is no contract in place. Management considers the previous contractual rates, inflation and the status of the negotiations in determining its estimates. When the programming contract terms are finalized, an adjustment to programming expense is recorded, if necessary, to reflect the terms of the new contract. Management also makes estimates in the recognition of programming expense related to other items, such as the accounting for free periods and service interruptions, as well as the allocation of consideration exchanged between the parties in multiple-element transactions. Additionally, judgments are also required by management when the Company purchases multiple services from the same cable programming vendor. In these scenarios, the total consideration provided to the programming vendor is required to be allocated to the various services received based upon their respective fair values. Because multiple services from the same programming vendor are often received over different contractual periods and often have different contractual rates, the allocation of consideration to the individual services will have an impact on the timing of the Company’s expense recognition.

Income Taxes

From time to time, the Company engages in transactions in which the tax consequences may be subject to uncertainty. Examples of such transactions include business acquisitions and dispositions, including those designed to be tax free, issues related to consideration paid or received, and certain financing transactions. Significant judgment is required in assessing and estimating the tax consequences of these transactions. The Company prepares and files tax returns based on interpretation of tax laws and regulations. In the normal course of business, the Company’s tax returns are subject to examination by various taxing authorities. Such examinations may result in future tax and interest assessments by these taxing authorities. In determining the Company’s tax provision for financial reporting purposes, the Company establishes a reserve for uncertain tax positions unless such positions are determined to be “more likely than not” of being sustained upon examination, based on their technical merits. That is, for financial reporting purposes, the Company only recognizes tax benefits taken on the tax return that it believes are “more likely than not” of being sustained. There is considerable judgment involved in determining whether positions taken on the tax return are “more likely than not” of being sustained.

The Company adjusts its tax reserve estimates periodically because of ongoing examinations by, and settlements with, the various taxing authorities, as well as changes in tax laws, regulations and interpretations. The consolidated tax provision of any given year includes adjustments to prior year income tax accruals that are considered appropriate and any related estimated interest.

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

Various factors could adversely affect the operations, business or financial results of TWC in the future and cause TWC’s actual results to differ materially from those contained in the forward-looking statements, including those factors discussed in detail in Item 1A, “Risk Factors,” in Part I of this report, and in TWC’s other filings made from time to time with the SEC after the date of this report. In addition, the Company operates in a highly competitive, consumer and technology-driven and rapidly changing business. The Company’s business is affected by government regulation, economic, strategic, political and social conditions, consumer response to new and existing products and services, technological developments and, particularly in view of new technologies, its continued ability to protect and secure any necessary intellectual property rights. TWC’s actual results could differ materially from management’s expectations because of changes in such factors.

Further, lower than expected valuations associated with the Company’s cash flows and revenues may result in the Company’s inability to realize the value of recorded intangibles and goodwill. Additionally, achieving the Company’s financial objectives could be adversely affected by the factors discussed in detail in Item 1A, “Risk Factors,” in Part I of this report, as well as:

•	economic slowdowns;
•	the impact of terrorist acts and hostilities;
•	changes in the Company’s plans, strategies and intentions;
•	the impacts of significant acquisitions, dispositions and other similar transactions;
•	the failure to meet earnings expectations; and
•	decreased liquidity in the capital markets, including any reduction in the ability to access the capital markets for debt securities or bank financings.

TIME WARNER CABLE INC.
CONSOLIDATED BALANCE SHEET

	December 31,
	2007	2006
	(in millions)

ASSETS
Current assets
Cash and equivalents	$232	$51
Receivables, less allowances of $87 million in 2007 and $73 million in 2006	743	632
Receivables from affiliated parties	2	98
Prepaid expenses and other current assets	95	77
Deferred income tax assets	91	78
Current assets of discontinued operations	—	52

Total current assets	1,163	988
Investments	735	2,072
Property, plant and equipment, net	12,873	11,601
Intangible assets subject to amortization, net	719	876
Intangible assets not subject to amortization	38,925	38,051
Goodwill	2,117	2,059
Other assets	68	174

Total assets	$56,600	$55,821

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$417	$516
Deferred revenue and subscriber-related liabilities	164	156
Payables to affiliated parties	204	165
Accrued programming expense	509	524
Other current liabilities	1,237	1,113
Current liabilities of discontinued operations	5	16

Total current liabilities	2,536	2,490
Long-term debt	13,577	14,428
Mandatorily redeemable preferred membership units issued by a subsidiary	300	300
Deferred income tax liabilities, net	13,291	12,980
Long-term payables to affiliated parties	36	137
Other liabilities	430	296
Noncurrent liabilities of discontinued operations	—	2
Minority interests	1,724	1,624
Commitments and contingencies (Note 14)
Shareholders’ equity
Class A common stock, $0.01 par value, 902 million shares issued and outstanding as of December 31, 2007 and 2006, respectively	9	9
Class B common stock, $0.01 par value, 75 million shares issued and outstanding as of December 31, 2007 and 2006, respectively	1	1
Paid-in-capital	19,411	19,314
Accumulated other comprehensive loss, net	(174)	(130)
Retained earnings	5,459	4,370

Total shareholders’ equity	24,706	23,564

Total liabilities and shareholders’ equity	$56,600	$55,821

See accompanying notes.

TIME WARNER CABLE INC.
CONSOLIDATED STATEMENT OF OPERATIONS

	Years Ended December 31,
	2007	2006	2005
	(in millions, except per share data)

Revenues:
Subscription:
Video	$10,165	$7,632	$6,044
High-speed data	3,730	2,756	1,997
Voice	1,193	715	272

Total Subscription	15,088	11,103	8,313
Advertising	867	664	499

Total revenues(a)	15,955	11,767	8,812
Costs and expenses:
Costs of revenues(a)(b)	7,542	5,356	3,918
Selling, general and administrative(a)(b)	2,648	2,126	1,529
Depreciation	2,704	1,883	1,465
Amortization	272	167	72
Merger-related and restructuring costs	23	56	42

Total costs and expenses	13,189	9,588	7,026

Operating Income	2,766	2,179	1,786
Interest expense, net(a)	(894)	(646)	(464)
Income from equity investments, net	11	129	43
Minority interest expense, net	(165)	(108)	(64)
Other income, net	145	2	1

Income from continuing operations before income taxes	1,863	1,556	1,302
Income tax provision	(740)	(620)	(153)

Income from continuing operations	1,123	936	1,149
Discontinued operations, net of tax	—	1,038	104
Cumulative effect of accounting change, net of tax	—	2	—

Net income	$1,123	$1,976	$1,253

Basic income per common share from continuing operations	$1.15	$0.95	$1.15
Discontinued operations	—	1.05	0.10
Cumulative effect of accounting change	—	—	—

Basic net income per common share	$1.15	$2.00	$1.25

Average basic common shares outstanding	976.9	990.4	1,000.0

Diluted income per common share from continuing operations	$1.15	$0.95	$1.15
Discontinued operations	—	1.05	0.10
Cumulative effect of accounting change	—	—	—

Diluted net income per common share	$1.15	$2.00	$1.25

Average diluted common shares outstanding	977.2	990.4	1,000.0

(a)	Amounts include the following income (expenses) resulting from transactions with related companies:

	Years Ended December 31,
	2007	2006	2005
	(in millions)

Revenues	$20	$94	$106
Costs of revenues	(1,024)	(830)	(637)
Selling, general and administrative	(16)	9	24
Interest expense, net	—	(73)	(158)

(b)	Costs of revenues and selling, general and administrative expenses exclude depreciation.

See accompanying notes.

TIME WARNER CABLE INC.
CONSOLIDATED STATEMENT OF CASH FLOWS

	Years Ended December 31,
	2007	2006	2005
	(in millions)

OPERATING ACTIVITIES
Net income(a)	$1,123	$1,976	$1,253
Adjustments for noncash and nonoperating items:
Cumulative effect of accounting change, net of tax	—	(2)	—
Depreciation and amortization	2,976	2,050	1,537
Pretax gain on sale of 50% equity interest in the Houston Pool of TKCCP	(146)	—	—
(Income) loss from equity investments, net of cash distributions	12	(129)	(43)
Equity-based compensation expense	59	33	53
Minority interest expense, net	165	108	64
Deferred income taxes	317	240	(395)
Changes in operating assets and liabilities, net of acquisitions:
Receivables	18	(146)	(6)
Accounts payable and other liabilities	(29)	456	41
Other changes	21	(65)	(97)
Adjustments relating to discontinued operations(a)	47	(926)	133

Cash provided by operating activities	4,563	3,595	2,540

INVESTING ACTIVITIES
Investments and acquisitions, net of cash acquired and distributions received	(27)	(9,229)	(113)
Investment in a wireless joint venture	(33)	(633)	—
Investment activities of discontinued operations	—	—	(48)
Capital expenditures from continuing operations	(3,433)	(2,718)	(1,837)
Capital expenditures from discontinued operations	—	(56)	(138)
Proceeds from the sale of cable systems	52	—	—
Proceeds from disposal of property, plant and equipment	9	6	4
Other investment proceeds	—	631	—

Cash used by investing activities	(3,432)	(11,999)	(2,132)

FINANCING ACTIVITIES
Borrowings (repayments), net(b)	(1,574)	634	(422)
Borrowings(c)	8,387	10,300	—
Repayments(c)	(7,679)	(975)	—
Principal payments on capital leases	(4)	(3)	(1)
Issuance of mandatorily redeemable preferred membership units	—	300	—
Redemption of Comcast’s interest in TWC	—	(1,857)	—
Excess tax benefit from exercise of stock options	5	4	—
Distributions to owners, net	(24)	(31)	(30)
Other	(61)	71	—
Debt repayments of discontinued operations	—	—	(45)

Cash provided (used) by financing activities	(950)	8,443	(498)

INCREASE (DECREASE) IN CASH AND EQUIVALENTS	181	39	(90)
CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	51	12	102

CASH AND EQUIVALENTS AT END OF PERIOD	$232	$51	$12

(a)	Net income included income from discontinued operations of $1.038 billion and $104 million for the years ended December 31, 2006 and 2005, respectively (none for the year ended December 31, 2007). Income from discontinued operations in 2006 included gains, net of taxes, of $965 million. Net cash flows from discontinued operations were $47 million, $112 million and $237 million for the years ended December 31, 2007, 2006 and 2005, respectively.
(b)	Borrowings (repayments), net, reflects borrowings under the Company’s commercial paper program with original maturities of three months or less, net of repayments of such borrowings. Borrowings (repayments), net, also included $29 million and $17 million of debt issuance costs for the years ended December 31, 2007 and 2006, respectively (none for the year ended December 31, 2005).
(c)	Amounts represent borrowings and repayments related to debt instruments with original maturities greater than three months.

See accompanying notes.

TIME WARNER CABLE INC.
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

	Common	Paid-in-	Retained
	Stock	Capital	Earnings	Total
		(in millions)

BALANCE AS OF DECEMBER 31, 2004	$10	$17,827	$1,137	$18,974
Net income(a)	—	—	1,253	1,253
Change in pension benefit obligation, net of $2 million income tax benefit	—	—	(3)	(3)

Comprehensive income	—	—	1,250	1,250
Reclassification of mandatorily redeemable Class A common stock(b)	—	81	—	81
Allocations from Time Warner Inc. and other, net(c)	—	42	—	42

BALANCE AS OF DECEMBER 31, 2005	10	17,950	2,387	20,347
Net income(a)	—	—	1,976	1,976
Change in pension benefit obligation, net of $1 million income tax impact	—	—	1	1

Comprehensive income	—	—	1,977	1,977
Change in unfunded accumulated benefit obligation upon adoption of FAS 158, net of $84 million tax benefit	—	—	(124)	(124)
Shares of Class A common stock issued in the Adelphia acquisition	2	5,498	—	5,500
Reclassification of mandatorily redeemable Class A common stock(b)	—	984	—	984
Redemption of Comcast’s interest in TWC	(2)	(4,325)	—	(4,327)
Adjustment to goodwill resulting from the pushdown of Time Warner Inc.’s basis in TWC	—	(719)	—	(719)
Allocations from Time Warner Inc. and other, net(c)	—	(74)	—	(74)

BALANCE AS OF DECEMBER 31, 2006	10	19,314	4,240	23,564
Net income(a)	—	—	1,123	1,123
Change in pension benefit obligation, net of $29 million income tax benefit	—	—	(43)	(43)
Change in realized and unrealized losses on derivative financial instruments, net of $1 million income tax benefit	—	—	(1)	(1)

Comprehensive income	—	—	1,079	1,079
Impact of adopting new accounting pronouncements(d)	—	—	(34)	(34)
Allocations from Time Warner Inc. and other, net(c)	—	97	—	97

BALANCE AS OF DECEMBER 31, 2007	$10	$19,411	$5,285	$24,706

(a)	Net income included income from discontinued operations of $1.038 billion and $104 million for the years ended December 31, 2006 and 2005, respectively (none for the year ended December 31, 2007).

(b)	The mandatorily redeemable Class A common stock represents shares of TWC’s Class A common stock that were held by Comcast Corporation (“Comcast”) until July 31, 2006. During 2004, these shares were classified as mandatorily redeemable as a result of an agreement with Comcast that under certain circumstances would have required TWC to redeem such shares. During 2006, this requirement terminated upon the closing of the redemption of Comcast’s interest in TWC and Time Warner Entertainment Company, L.P., and as a result, these shares were reclassified to shareholders’ equity (Class A common stock and paid-in-capital) before ultimately being redeemed on July 31, 2006.
(c)	The amounts primarily represent the change in TWC’s accrued liability payable to Time Warner Inc. for vested employee stock options, as well as other amounts pursuant to accounting for equity-based compensation plans.
(d)	Relates to the impact of adopting the provisions of Emerging Issues Task Force Issue No. 06-2, Accounting for Sabbatical Leave and Other Similar Benefits, of $37 million, partially offset by the impact of adopting the provisions of Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109, of $3 million. Refer to Note 2 for further details.

See accompanying notes.

TIME WARNER CABLE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Description of Business

Time Warner Cable Inc. (together with its subsidiaries, “TWC” or the “Company”) is the second-largest cable operator in the U.S., with technologically advanced, well-clustered systems located mainly in five geographic areas—New York state (including New York City), the Carolinas, Ohio, southern California (including Los Angeles) and Texas. As of December 31, 2007, TWC served approximately 14.6 million customers who subscribed to one or more of its video, high-speed data and voice services, representing approximately 32.1 million revenue generating units.

On July 31, 2006, a subsidiary of TWC, Time Warner NY Cable LLC (“TW NY”), and Comcast Corporation (together with its subsidiaries, “Comcast”) completed the acquisition of substantially all of the cable assets of Adelphia Communications Corporation (“Adelphia”) and related transactions. In addition, effective January 1, 2007, TWC began consolidating the results of certain cable systems located in Kansas City, south and west Texas and New Mexico (the “Kansas City Pool”) upon the distribution of the assets of Texas and Kansas City Cable Partners, L.P. (“TKCCP”) to TWC and Comcast. Prior to January 1, 2007, TWC’s interest in TKCCP was reported as an equity-method investment. Refer to Note 4 for further details.

Time Warner Inc. (“Time Warner”) currently owns approximately 84.0% of the common stock of TWC (representing a 90.6% voting interest). The financial results of TWC’s operations are consolidated by Time Warner. Time Warner also owns a 12.43% non-voting common stock interest in a subsidiary of TWC. On February 6, 2008, Time Warner announced that it has commenced a review of its ownership interest in the Company. Time Warner has initiated discussions with the Company regarding a possible change in such ownership.

TWC principally offers three services—video, high-speed data and voice —over its broadband cable systems. TWC markets its services separately and as “bundled” packages of multiple services and features. Historically, TWC has focused primarily on residential customers, and in 2007, it began expanding its service offerings to small- and medium-sized businesses. As of December 31, 2007, 48% of TWC’s customers subscribed to two or more of its primary services, including 16% of its customers who subscribed to all three primary services. In addition, TWC earns revenues by selling advertising time to national, regional and local businesses.

Video is TWC’s largest service in terms of revenues generated and, as of December 31, 2007, TWC had approximately 13.3 million basic video subscribers. Although providing video services is a competitive and highly penetrated business, TWC continues to increase video revenues through the offering of advanced digital video services, as well as through price increases and digital video subscriber growth. As of December 31, 2007, TWC had approximately 8.0 million digital video subscribers, which represented approximately 61% of its basic video subscribers. TWC’s digital video subscribers provide a broad base of potential customers for additional advanced services.

As of December 31, 2007, TWC had approximately 7.6 million residential high-speed data subscribers. TWC also offers commercial high-speed data services and had 280,000 commercial high-speed data subscribers as of December 31, 2007.

Approximately 2.9 million subscribers received Digital Phone service, TWC’s voice service, as of December 31, 2007. In 2007, TWC also began the roll out of Business Class Phone, a commercial Digital Phone service, to small- and medium-sized businesses.

Basis of Presentation

Changes in Basis of Presentation

Consolidation of Kansas City Pool.  As discussed more fully in Note 4, on January 1, 2007, the Company began consolidating the results of the Kansas City Pool it received upon the distribution of the assets of TKCCP to TWC and Comcast. Prior to January 1, 2007, the Company accounted for TKCCP as an equity-method investment.

TIME WARNER CABLE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Discontinued Operations.  As discussed more fully in Note 4, the Company has reflected the financial position, results of operations and cash flows of the Transferred Systems (as defined in Note 4 below) as discontinued operations for all periods presented.

Basis of Consolidation

The consolidated financial statements include 100% of the assets, liabilities, revenues, expenses and cash flows of TWC and all entities in which TWC has a controlling voting interest, as well as allocations of certain Time Warner corporate costs deemed reasonable by management to present the Company’s consolidated results of operations, financial position, changes in equity and cash flows on a stand-alone basis. In accordance with Financial Accounting Standards Board (“FASB”) Interpretation No. 46 (revised 2003), Consolidation of Variable Interest Entities—an interpretation of ARB No. 51, the consolidated financial statements include the results of Time Warner Entertainment-Advance/Newhouse Partnership (“TWE-A/N”) only for the systems that are controlled by TWC and for which TWC holds an economic interest. The Time Warner corporate costs include specified administrative services, including selected tax, human resources, legal, information technology, treasury, financial, public policy and corporate and investor relations services, and approximate Time Warner’s estimated cost for services rendered. Intercompany accounts and transactions between consolidated companies have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and footnotes thereto. Actual results could differ from those estimates.

Significant estimates inherent in the preparation of the consolidated financial statements include accounting for asset impairments, allowances for doubtful accounts, investments, depreciation and amortization, business combinations, pension benefits, equity-based compensation, income taxes, contingencies and certain programming arrangements. Allocation methodologies used to prepare the consolidated financial statements are based on estimates and have been described in the notes, where appropriate.

Reclassifications

Certain reclassifications have been made to the prior years’ financial information to conform to the December 31, 2007 presentation.

2.	RECENT ACCOUNTING STANDARDS

Accounting Standards Adopted in 2007

Accounting for Sabbatical Leave and Other Similar Benefits

On January 1, 2007, the Company adopted the provisions of Emerging Issues Task Force (“EITF”) Issue No. 06-2, Accounting for Sabbatical Leave and Other Similar Benefits (“EITF 06-2”), related to certain sabbatical leave and other employment arrangements that are similar to a sabbatical leave. EITF 06-2 provides that an employee’s right to a compensated absence under a sabbatical leave or similar benefit arrangement in which the employee is not required to perform any duties during the absence is an accumulating benefit. Therefore, such arrangements should be accounted for as a liability with the cost recognized over the service period during which the employee earns the benefit. Adoption of this guidance resulted in a decrease in retained earnings of $62 million ($37 million, net of tax) on January 1, 2007. The resulting change in the accrual for the year ended December 31, 2007 was not material.

Accounting for Uncertainty in Income Taxes

On January 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (“FIN 48”), which clarifies the accounting for uncertainty in income tax positions. Refer to Note 9 for further details regarding FIN 48.

TIME WARNER CABLE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Recent Accounting Standards Not Yet Adopted

Consideration Given by a Service Provider to Manufacturers or Resellers of Equipment

In September 2006, the EITF reached a consensus on EITF Issue No. 06-1, Accounting for Consideration Given by a Service Provider to Manufacturers or Resellers of Equipment Necessary for an End-Customer to Receive Service from the Service Provider (“EITF 06-1”). EITF 06-1 provides that consideration provided to the manufacturers or resellers of specialized equipment should be accounted for as a reduction of revenue if the consideration provided is in the form of cash and the service provider directs that such cash be provided directly to the customer. Otherwise, the consideration should be recorded as an expense. The provisions of EITF 06-1 will be effective for TWC on January 1, 2008 and are not expected to have a material impact on the Company’s consolidated financial statements.

Fair Value Measurements

In September 2006, the FASB issued Statement of Financial Accounting Standards (“Statement”) No. 157, Fair Value Measurements (“FAS 157”). FAS 157 establishes a single authoritative definition of fair value, sets out a framework for measuring fair value and expands on required disclosures about fair value measurement. Certain provisions of FAS 157 related to financial assets and liabilities as well as other assets and liabilities carried at fair value on a recurring basis became effective for TWC on January 1, 2008 and are being applied prospectively. These provisions of FAS 157 are not expected to have any impact on the Company’s consolidated financial statements. The provisions of FAS 157 related to other nonfinancial assets and liabilities will be effective for TWC on January 1, 2009, and will be applied prospectively. The Company is currently evaluating the impact the provisions of FAS 157 will have on the Company’s consolidated financial statements as it relates to other nonfinancial assets and liabilities.

Business Combinations

In December 2007, the FASB issued Statement No. 141 (revised 2007), Business Combinations (“FAS 141R”). FAS 141R establishes principles and requirements for how an acquirer in a business combination (i) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree, (ii) recognizes and measures the goodwill acquired in a business combination or a gain from a bargain purchase, and (iii) determines what information to disclose to enable users of financial statements to evaluate the nature and financial effects of the business combination. FAS 141R will be applied prospectively to business combinations that have an acquisition date on or after January 1, 2009. The provisions of FAS 141R will not impact the Company’s consolidated financial statements for prior periods.

Noncontrolling Interests

In December 2007, the FASB issued Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51 (“FAS 160”). The provisions of FAS 160 establish accounting and reporting standards for the noncontrolling interest in a subsidiary, including the accounting treatment upon the deconsolidation of a subsidiary. The provisions of FAS 160 will be effective for TWC on January 1, 2009 and will be applied prospectively, except for the presentation of the noncontrolling interests, which for all prior periods would be reclassified to equity in the consolidated balance sheet and adjusted out of net income in the consolidated statement of operations. The Company is currently evaluating the impact the provisions of FAS 160 will have on the Company’s consolidated financial statements.

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash and Equivalents

Cash and equivalents include money market funds, overnight deposits and other investments that are readily convertible into cash and have original maturities of three months or less. Cash equivalents are carried at cost, which approximates fair value.

TIME WARNER CABLE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Investments

Investments in companies in which TWC has significant influence, but less than a controlling voting interest, are accounted for using the equity method. Significant influence is generally presumed to exist when TWC owns between 20% and 50% of the investee or holds substantial management rights.

Under the equity method of accounting, only TWC’s investment in and amounts due to and from the equity investee are included in the consolidated balance sheet; only TWC’s share of the investee’s earnings (losses) is included in the consolidated statement of operations; and only the dividends, cash distributions, loans or other cash received from the investee, additional cash investments, loan repayments or other cash paid to the investee are included in the consolidated statement of cash flows. Additionally, the carrying value of investments accounted for using the equity method of accounting is adjusted downward to reflect any other-than-temporary declines in value. Refer to “—Asset Impairments” below for further details.

Derivative Instruments

The Company accounts for derivative instruments in accordance with FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities (“FAS 133”), FASB Statement No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities—an amendment of FASB Statement No. 133 (“FAS 138”), and FASB Statement No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities (“FAS 149”). These pronouncements require that all derivative instruments be recognized on the balance sheet at fair value. In addition, these pronouncements provide that for derivative instruments that qualify for hedge accounting, changes in the fair value will either be offset against the change in fair value of the hedged assets, liabilities or firm commitments through earnings or recognized in shareholders’ equity as a component of accumulated other comprehensive income (loss), net, until the hedged item is recognized in earnings, depending on whether the derivative is being used to hedge changes in fair value or cash flows. The ineffective portion of a derivative’s change in fair value is immediately recognized in earnings. The Company uses derivative instruments to manage the risk associated with movements in foreign currency exchange rates related to forecasted payments denominated in the Philippine peso related to payments made to vendors who provide Road Runnertm customer care support services.

Property, Plant and Equipment

Property, plant and equipment are stated at cost. TWC incurs expenditures associated with the construction of its cable systems. Costs associated with the construction of the cable transmission and distribution facilities and new cable service installations are capitalized. With respect to certain customer premise equipment, which includes set-top boxes and high-speed data and voice cable modems, TWC capitalizes installation charges only upon the initial deployment of these assets. All costs incurred in subsequent disconnects and reconnects are expensed as incurred. Depreciation on these assets is provided generally on a straight-line basis over their estimated useful lives.

TWC uses standard costing models to capitalize installation activities. Significant judgment is involved in the development of these costing models, including the average time required to perform an installation and the determination of the nature and amount of indirect costs to be capitalized. Additionally, the development of standard costing models for new products such as Digital Phone involve more estimates than the standard costing models for established products because the Company has less historical data related to the installation of new products. The standard costing models are reviewed annually and adjusted prospectively, if necessary, based on comparisons to actual costs incurred.

TWC generally capitalizes expenditures for tangible fixed assets having a useful life of greater than one year. Types of capitalized expenditures include: customer premise equipment, scalable infrastructure, line extensions, plant upgrades and rebuilds and support capital. In connection with the Transactions, as defined in Note 4 below, TW NY acquired significant amounts of property, plant and equipment, which were recorded at their estimated fair values. The remaining useful lives assigned to such assets were generally shorter than the useful lives assigned to comparable new assets, to reflect the age, condition and intended use of the acquired property, plant and equipment.

TIME WARNER CABLE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2007 and 2006, the Company’s property, plant and equipment and related accumulated depreciation included the following (in millions):

	December 31,		Estimated
	2007	2006	Useful Lives

Land, buildings and improvements(a)	$1,070	$910	10-20 years
Distribution systems	12,940	10,531	3-25 years	(b)
Converters and modems	4,488	3,630	3-5 years
Vehicles and other equipment	2,267	1,835	3-10 years
Construction in progress	425	637

	21,190	17,543
Less: accumulated depreciation	(8,317)	(5,942)

Total	$12,873	$11,601

(a)	Land, buildings and improvements includes $147 million and $139 million of land as of December 31, 2007 and 2006, respectively, which is not depreciated.
(b)	Weighted-average useful lives for distribution systems are approximately 12 years.

Capitalized Software Costs

TWC capitalizes certain costs incurred for the development of internal use software. These costs, which include the costs associated with coding, software configuration, upgrades and enhancements, are included in property, plant and equipment in the consolidated balance sheet. Such costs are depreciated on a straight-line basis over 3 to 5 years. These costs, net of accumulated depreciation, totaled $457 million and $371 million as of December 31, 2007 and 2006, respectively. Amortization of capitalized software costs was $115 million in 2007, $81 million in 2006 and $54 million in 2005.

Intangible Assets

TWC has a significant number of intangible assets, including customer relationships and cable franchises. Customer relationships and cable franchises acquired in business combinations are recorded at fair value on the Company’s consolidated balance sheet. Other costs incurred to negotiate and renew cable franchise agreements are capitalized as incurred. Customer relationships acquired are amortized on a straight-line basis over their estimated useful life (4 years) and other costs incurred to gain access to sell services to a particular property and to negotiate and renew cable franchise agreements are amortized over the term of such franchise agreements.

Asset Impairments

Investments

TWC’s investments are primarily accounted for using the equity method of accounting. A subjective aspect of accounting for investments involves determining whether an other-than-temporary decline in value of the investment has been sustained. If it has been determined that an investment has sustained an other-than-temporary decline in its value, the investment is written down to its fair value by a charge to earnings. This evaluation is dependent on the specific facts and circumstances. For investments accounted for using the cost or equity method of accounting, TWC evaluates information (e.g. budgets, business plans, financial statements, etc.) in determining whether an other-than-temporary decline in value exists. Factors indicative of an other-than-temporary decline include recurring operating losses, credit defaults and subsequent rounds of financing at an amount below the cost basis of the Company’s investment. This list is not exhaustive and the Company weighs all known quantitative and qualitative factors in determining if an other-than-temporary decline in the value of an investment has occurred.

TIME WARNER CABLE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Goodwill and Indefinite-lived Intangible Assets

Goodwill impairment is determined using a two-step process. The first step of the process is to compare the fair value of a reporting unit with its carrying amount, including goodwill. In performing the first step, the Company determines the fair value of a reporting unit by using two valuation techniques: a discounted cash flow (“DCF”) analysis and a market-based approach. Determining fair value requires the exercise of significant judgments, including judgments about appropriate discount rates, perpetual growth rates, relevant comparable company earnings multiples and the amount and timing of expected future cash flows. The cash flows employed in the DCF analyses are based on TWC’s budget and long-term business plan, and various growth rates have been assumed for years beyond the long-term business plan period. Discount rate assumptions are based on an assessment of the risk inherent in the future cash flows of the respective reporting units. In assessing the reasonableness of its determined fair values, the Company evaluates its results against other value indicators such as comparable company public trading values, research analyst estimates and values observed in private market transactions. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is not impaired and the second step of the impairment test is not necessary. If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test is required to be performed to measure the amount of impairment loss, if any. The second step of the goodwill impairment test compares the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination. In other words, the estimated fair value of the reporting unit is allocated to all of the assets and liabilities of that unit (including any unrecognized intangible assets) as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the purchase price paid. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess.

The impairment test for other intangible assets not subject to amortization involves a comparison of the estimated fair value of the intangible asset with its carrying value. If the carrying value of the intangible asset exceeds its fair value, an impairment loss is recognized in an amount equal to that excess. The estimates of fair value of intangible assets not subject to amortization are determined using a DCF valuation analysis. The DCF methodology used to value cable franchises entails identifying the projected discrete cash flows related to such franchises and discounting them back to the valuation date. Significant judgments inherent in this analysis include the determination of discount rates, cash flows attributable to cable franchises and the terminal growth rates. Discount rate assumptions are based on an assessment of the risk inherent in the future cash flows generated as a result of the respective intangible assets.

Goodwill and indefinite-lived intangible assets, primarily the Company’s cable franchise agreements, are tested annually for impairment during the fourth quarter or earlier upon the occurrence of certain events or substantive changes in circumstances. The Company’s 2007 annual impairment analysis, which was performed during the fourth quarter, did not result in any impairment charges. However, over the past year, the decline in the Company’s stock price has resulted in a lower estimated fair value for each of the Company’s reporting units. Similarly, the Company has experienced declines in the values of its cable franchises. The result of this decline is that the estimated fair value of the Los Angeles reporting unit approximates its carrying value, and the fair values of the cable franchises in many of the Company’s geographic regions approximate their carrying values. Accordingly, any future declines in estimated fair values will likely result in goodwill and cable franchise impairment charges. It is possible that such charges, if required, could be recorded prior to the fourth quarter of 2008 (i.e., during an interim period) if the Company’s stock price, its results of operations, or other factors require such assets to be tested for impairment at an interim date.

To illustrate the magnitude of a potential impairment charge relative to future changes in estimated fair value, had the fair values of each of the reporting units and cable franchises been hypothetically lower by 10% as of December 31, 2007, the Company would have recorded goodwill and cable franchise impairment charges of approximately $1.5 billion, and had each of the values been hypothetically lower by 20%, the Company would have recorded goodwill and cable franchise impairment charges of approximately $5.0 billion.

TIME WARNER CABLE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Accounting for Pension Plans

TWC has both funded and unfunded noncontributory defined benefit pension plans covering a majority of its employees. Pension benefits are based on formulas that reflect the employees’ years of service and compensation during their employment period and participation in the plans. The pension expense recognized by the Company is determined using certain assumptions, including the expected long-term rate of return on plan assets, the discount rate used to determine the present value of future pension benefits and the rate of compensation increases. The determination of these assumptions is discussed in more detail in Note 11.

Equity-based Compensation

The Company follows the provisions of FASB Statement No. 123 (revised 2004), Share-Based Payment (“FAS 123R”), which require that a company measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost is recognized in the consolidated statement of operations over the period during which an employee is required to provide service in exchange for the award. FAS 123R also requires that excess tax benefits, as defined, realized from the exercise of stock options be reported as a financing cash inflow rather than as a reduction of taxes paid in cash flow from operations.

Historically, TWC employees were granted equity awards under Time Warner’s equity plans. Since April 2007, grants of equity awards to TWC employees have been and will continue to be made under TWC’s equity plans.

With respect to Time Warner equity grants to TWC employees, the grant-date fair value of a stock option is estimated using the Black-Scholes option-pricing model, consistent with the provisions of FAS 123R and the Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin (“SAB”) No. 107, Share-Based Payment. Because the option-pricing model requires the use of subjective assumptions, changes in these assumptions can materially affect the fair value of the Time Warner stock options granted to TWC employees. Time Warner determines the volatility assumption for these stock options using implied volatilities, both historical and current, from Time Warner’s traded options as well as quotes from third-party investment banks. The expected term, which represents the period of time that options granted are expected to be outstanding, is estimated based on the historical exercise experience of Time Warner employees with respect to their ownership of Time Warner stock options. Groups of employees that have similar historical exercise behavior are considered separately for valuation purposes. The risk-free rate assumed in valuing the options is based on the U.S. Treasury yield curve in effect at the time of grant for the expected term of the option. The Company determines the expected dividend yield percentage by dividing the expected annual dividend by the market price of Time Warner common stock at the date of grant.

In April 2007, TWC made its first grant of stock options and restricted stock units based on TWC Class A common stock. The valuation of, as well as the expense recognition for, such awards is generally consistent with the treatment of Time Warner awards granted to TWC employees as described above. However, because TWC’s Class A common stock has a limited trading history, the volatility assumption was determined for 2007 awards by reference to historical and implied volatilities of a comparable peer group of publicly traded companies. Furthermore, the volatility assumption was calculated using a 75%-25% weighted average of implied volatilities from traded options and the historical stock price volatility of the peer group. In the future, the Company will also look to the implied volatilities of TWC traded options in determining expected volatility.

TIME WARNER CABLE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For awards granted prior to the adoption of FAS 123R on January 1, 2006, the Company recognizes equity-based compensation expense for awards with graded vesting by treating each vesting tranche as a separate award and recognizing compensation expense ratably for each tranche. For equity awards granted subsequent to the adoption of FAS 123R, the Company treats such awards as a single award and recognizes equity-based compensation expense on a straight-line basis (net of estimated forfeitures) over the employee service period. Equity-based compensation expense is recorded in costs of revenues or selling, general and administrative expense depending on the job function of the grantee.

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

Revenues and Costs

Revenues are principally derived from video, high-speed data and voice services and advertising. Subscriber fees are recorded as revenues in the period during which the service is provided. Subscription revenues received from subscribers who purchase bundled services at a discounted rate are allocated to each product in a pro-rata manner based on the individual product’s determined fair value. Installation revenues obtained from subscriber service connections are recognized in accordance with FASB Statement No. 51, Financial Reporting by Television Cable Companies, as a component of Subscription revenues as the connections are completed, as installation revenues recognized are less than the related direct selling costs. Advertising revenues, including those from advertising purchased by programmers, are recognized in the period during which the advertisements are exhibited.

Video programming, high-speed data and voice costs are recorded as the services are provided. Video programming costs are recorded based on the Company’s contractual agreements with its programming vendors. These contracts are generally multi-year agreements that provide for the Company to make payments to the programming vendors at agreed upon rates, which represent fair market value, based on the number of subscribers to which the Company provides the service. If a programming contract expires prior to the parties’ entry into a new agreement, management estimates the programming costs during the period there is no contract in place. Management considers the previous contractual rates, inflation and the status of the negotiations in determining its estimates. When the programming contract terms are finalized, an adjustment to programming expense is recorded, if necessary, to reflect the terms of the new contract. Management also makes estimates in the recognition of programming expense related to other items, such as the accounting for free periods and service interruptions, as well as the allocation of consideration exchanged between the parties in multiple-element transactions. Additionally, judgments are also required by management when the Company purchases multiple services from the same cable programming vendor. In these scenarios, the total consideration provided to the programming vendor is required to be allocated to the various services received based upon their respective fair values. Because multiple services from the same programming vendor are often received over different contractual periods and often have different contractual rates, the allocation of consideration to the individual services will have an impact on the timing of the Company’s expense recognition.

Launch fees received by the Company from programming vendors are recognized as a reduction of expense on a straight-line basis over the life of the related programming arrangement. Amounts received from programming vendors representing the reimbursement of marketing costs are recognized as a reduction of marketing expenses as the marketing services are provided.

Advertising costs are expensed upon the first exhibition of related advertisements. Marketing expense (including advertising), net of reimbursements from programmers, was $499 million in 2007, $414 million in 2006 and $306 million in 2005.

TIME WARNER CABLE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Multiple-element Transactions

Multiple-element transactions involve situations where judgment must be exercised in determining the fair value of the different elements in a bundled transaction. As the term is used here, multiple-element arrangements can involve:

•	Contemporaneous purchases and sales (e.g., the Company sells advertising services to a customer and at the same time purchases programming services);
•	Sales of multiple products and/or services (e.g., the Company sells video, high-speed data and voice services to a customer); and/or
•	Purchases of multiple products and/or services, or the settlement of an outstanding item contemporaneous with the purchase of a product or service (e.g., the Company settles a dispute on an existing programming contract at the same time that it enters into a new programming contract with the same programming vendor).

Contemporaneous Purchases and Sales

In the normal course of business, TWC enters into multiple-element transactions where the Company is simultaneously both a customer and a vendor with the same counterparty. For example, when negotiating the terms of programming purchase contracts with cable networks, TWC may at the same time negotiate for the sale of advertising to the same cable network. Arrangements, although negotiated contemporaneously, may be documented in one or more contracts. In accounting for such arrangements, the Company looks to the guidance contained in the following authoritative literature:

•	Accounting Principles Board Opinion No. 29, Accounting for Nonmonetary Transactions;
•	FASB Statement No. 153, Exchanges of Nonmonetary Assets—an amendment of APB Opinion No. 29;
•	EITF Issue No. 01-9, Accounting for Consideration Given by a Vendor to a Customer; and
•	EITF Issue No. 02-16, Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor (“EITF 02-16”).

The Company’s accounting policy for each transaction negotiated contemporaneously is to record each element of the transaction based on the respective estimated fair values of the products or services purchased and the products or services sold. The judgments made in determining fair value in such transactions impact the amount of revenues, expenses and net income recognized over the respective terms of the transactions, as well as the respective periods in which they are recognized.

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

TIME WARNER CABLE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

•	comparison to fees paid for similar networks; and
•	comparison to advertising rates paid by other advertisers on the Company’s systems.

Sales of Multiple Products or Services

The Company’s policy for revenue recognition in instances where multiple deliverables are sold contemporaneously to the same counterparty is based on the guidelines of EITF Issue No. 00-21, Revenue Arrangements with Multiple Deliverables, and SAB No. 104, Revenue Recognition. Specifically, if the Company enters into sales contracts for the sale of multiple products or services, then the Company evaluates whether it has fair value evidence for each deliverable in the transaction. If the Company has fair value evidence for each deliverable of the transaction, then it accounts for each deliverable in the transaction separately, based on the relevant revenue recognition accounting policies. If the Company is unable to determine fair value for one or more undelivered elements of the transaction, the Company recognizes revenue on a straight-line basis over the term of the agreement. For example, the Company sells video, high-speed data and voice services to subscribers in a bundled package at a rate lower than if the subscriber purchases each product on an individual basis. Subscription revenues received from such subscribers are allocated to each product in a pro-rata manner based on the fair value of each of the respective services.

Purchases of Multiple Products or Services

The Company’s policy for cost recognition in instances where multiple products or services are purchased contemporaneously from the same counterparty is consistent with the Company’s policy for the sale of multiple deliverables to a customer. Specifically, if the Company enters into a contract for the purchase of multiple products or services, the Company evaluates whether it has fair value evidence for each product or service being purchased. If the Company has fair value evidence for each product or service being purchased, it accounts for each separately, based on the relevant cost recognition accounting policies. If the Company is unable to determine fair value for one or more of the purchased elements, the Company recognizes the cost of the transaction on a straight-line basis over the term of the agreement.

This policy also applies in instances where the Company settles a dispute at the same time the Company purchases a product or service from that same counterparty. For example, the Company may settle a dispute on an existing programming contract with a programming vendor at the same time that it enters into a new programming contract with the same programming vendor. Because the Company is negotiating both the settlement of the dispute and a new programming contract, each of the elements is evaluated to ensure it is accounted for at fair value. The amount allocated to the settlement of the dispute, if determinable and supportable, would be recognized immediately, whereas the amount allocated to the new programming contract would be accounted for prospectively, consistent with the accounting for other similar programming agreements. In the event the fair value of the two elements could not be established, the net amount paid or payable to the vendor would be recognized over the term of the new or amended programming contract.

Gross Versus Net Revenue Recognition

In the normal course of business, the Company acts as or uses an intermediary or agent in executing transactions with third parties. The accounting issue presented by these arrangements is whether the Company should report revenue based on the gross amount billed to the ultimate customer or on the net amount received from the customer after commissions and other payments to third parties. To the extent revenues are recorded on a gross basis, any commissions or other payments to third parties are recorded as expense so that the net amount (gross revenues less expense) is reflected in Operating Income. Accordingly, the impact on Operating Income is the same whether the Company records revenue on a gross or net basis.

For example, TWC is assessed franchise fees by franchising authorities, which are passed on to the customer. The accounting issue presented by these arrangements is whether TWC should report revenue based on the gross amount billed to the ultimate customer or on the net amount received from the customer after payments to franchising authorities. The Company has determined that these amounts should be reported on a gross basis.

TIME WARNER CABLE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

TWC’s policy is that, in instances where the fees are being assessed directly to the Company, amounts paid to the governmental authorities and amounts received from the customers are recorded on a gross basis. That is, amounts paid to the governmental authorities are recorded as costs of revenues and amounts received from the customer are recorded as Subscription revenues. The amount of such franchise fees recorded on a gross basis was $495 million in 2007, $392 million in 2006 and $284 million in 2005.

Income Taxes

TWC is not a separate taxable entity for U.S. federal and various state income tax purposes and its results are included in the consolidated U.S. federal and certain state income tax returns of Time Warner. The income tax benefits and provisions, related tax payments, and current and deferred tax balances have been prepared as if TWC operated as a stand-alone taxpayer for all periods presented in accordance with the tax sharing arrangement between TWC and Time Warner. Under the tax sharing arrangement, TWC is obligated to make tax sharing payments to Time Warner as if it were a separate payer. Income taxes are provided using the asset and liability method prescribed by FASB Statement No. 109, Accounting for Income Taxes. Under this method, income taxes (i.e., deferred tax assets, deferred tax liabilities, taxes currently payable/refunds receivable and tax expense) are recorded based on amounts refundable or payable in the current year and include the results of any difference between GAAP and tax reporting. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial statement and income tax purposes, as determined under enacted tax laws and rates. The financial effect of changes in tax laws or rates is accounted for in the period of enactment.

The Company made cash tax payments to Time Warner of $263 million in 2007, $444 million in 2006 and $496 million in 2005.

As previously discussed under “Recent Accounting Standards—Accounting Standards Adopted in 2007,” on January 1, 2007, the Company adopted the provisions of FIN 48, which clarifies the accounting for uncertainty in income tax positions. This interpretation requires the Company to recognize in the consolidated financial statements those tax positions determined to be “more likely than not” of being sustained upon examination, based on their technical merits.

Comprehensive Income (Loss)

Comprehensive income (loss) is reported in the consolidated statement of shareholders’ equity as a component of retained earnings and consists of net income (loss) and other gains and losses affecting shareholders’ equity that, under GAAP, are excluded from net income (loss). For TWC, such items consist of gains and losses on certain derivative financial instruments and changes in unfunded benefit plan obligations. The following summary sets forth the components of other comprehensive income (loss), net of tax, accumulated in shareholders’ equity (in millions):

	Net	Net	Net
	Derivative	Change in	Accumulated
	Financial	Unfunded	Other
	Instrument	Benefit	Comprehensive
	Losses	Obligation	Loss

Balance at December 31, 2004	$—	$(4)	$(4)
2005 activity	—	(3)	(3)

Balance at December 31, 2005	—	(7)	(7)
2006 activity(a)	—	(123)	(123)

Balance at December 31, 2006	—	(130)	(130)
2007 activity	(1)	(43)	(44)

Balance at December 31, 2007	$(1)	$(173)	$(174)

(a)	2006 amount primarily reflects the adoption of FASB Statement No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Benefits (“FAS 158”), on December 31, 2006. Specifically, as a result of adopting FAS 158, on December 31, 2006, the Company reflected the funded status of its plans by reducing its net pension asset by $208 million to reflect actuarial and investment losses that had been deferred pursuant to prior pension accounting rules and recording a corresponding deferred tax asset of $84 million and a net after-tax charge of $124 million.

TIME WARNER CABLE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Income per Common Share

Basic income per common share is computed by dividing net income by the weighted average of common shares outstanding during the period. Weighted-average common shares include shares of Class A common stock and Class B common stock. Diluted income per common share adjusts basic income per common share for the effects of stock options, restricted stock units and other potentially dilutive financial instruments, only in the periods in which such effect is dilutive. Set forth below is a reconciliation of basic and diluted income per common share from continuing operations (in millions, except per share data):

	Years Ended December 31,
	2007	2006	2005

Income from continuing operations—basic and diluted	$1,123	$936	$1,149

Average common shares outstanding—basic	976.9	990.4	1,000.0
Dilutive effect of equity awards	0.3	—	—

Average common shares outstanding—diluted	977.2	990.4	1,000.0

Income per common share from continuing operations:
Basic	$1.15	$0.95	$1.15

Diluted	$1.15	$0.95	$1.15

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

4.  TRANSACTIONS WITH ADELPHIA AND COMCAST

Adelphia Acquisition and Related Transactions

On July 31, 2006, TW NY and Comcast completed their respective acquisitions of assets comprising in the aggregate substantially all of the cable assets of Adelphia (the “Adelphia Acquisition”). At the closing of the Adelphia Acquisition, TW NY paid approximately $8.9 billion in cash, after giving effect to certain purchase price adjustments, and shares representing 17.3% of TWC’s Class A common stock (approximately 16% of TWC’s outstanding common stock) valued at approximately $5.5 billion for the portion of the Adelphia assets it acquired. The valuation of approximately $5.5 billion for the approximately 16% interest in TWC as of July 31, 2006 was determined by management using a DCF and market comparable valuation model. The DCF valuation model was based upon the Company’s estimated future cash flows derived from its business plan and utilized a discount rate consistent with the inherent risk in the business. The 16% interest reflects 155,913,430 shares of TWC Class A common stock issued to Adelphia, which were valued at $35.28 per share for purposes of the Adelphia Acquisition.

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

On July 31, 2006, immediately before the closing of the Adelphia Acquisition, Comcast’s interests in TWC and TWE were redeemed. Specifically, Comcast’s 17.9% interest in TWC was redeemed in exchange for 100% of the capital stock of a subsidiary of TWC holding both cable systems serving 589,000 basic video subscribers, with an estimated fair value of $2.470 billion, as determined by management using a DCF and market comparable

TIME WARNER CABLE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

valuation model, and $1.857 billion in cash (the “TWC Redemption”). In addition, Comcast’s 4.7% interest in TWE was redeemed in exchange for 100% of the equity interests of a subsidiary of TWE holding both cable systems serving 162,000 basic video subscribers, with an estimated fair value of $630 million, as determined by management using a DCF and market comparable valuation model, and $147 million in cash (the “TWE Redemption” and, together with the TWC Redemption, the “Redemptions”). The DCF valuation model was based upon the Company’s estimated future cash flows derived from its business plan and utilized a discount rate consistent with the inherent risk in the business. The TWC Redemption was designed to qualify as a tax-free split-off under section 355 of the Internal Revenue Code of 1986, as amended (the “Tax Code”). For accounting purposes, the Redemptions were treated as an acquisition of Comcast’s minority interests in TWC and TWE and a disposition of the cable systems that were transferred to Comcast. As of December 31, 2006, the purchase of the minority interests resulted in a reduction of goodwill of $738 million related to the excess of the carrying value of the Comcast minority interests over the total fair value of the Redemptions. In addition, the disposition of the cable systems resulted in an after-tax gain of $945 million included in discontinued operations for the year ended December 31, 2006, which is comprised of a $131 million pretax gain (calculated as the difference between the carrying value of the systems acquired by Comcast in the Redemptions totaling $2.969 billion and the estimated fair value of $3.100 billion) and a net tax benefit of $814 million, including the reversal of historical deferred tax liabilities of $838 million that had existed on systems transferred to Comcast in the TWC Redemption.

Following the Redemptions and the Adelphia Acquisition, on July 31, 2006, TW NY and Comcast swapped certain cable systems, most of which were acquired from Adelphia, each with an estimated value of $8.700 billion, as determined by management using a DCF and market comparable valuation model, in order to enhance TWC’s and Comcast’s respective geographic clusters of subscribers (the “Exchange” and, together with the Adelphia Acquisition and the Redemptions, the “Transactions”), and TW NY paid Comcast $67 million for certain adjustments related to the Exchange. The DCF valuation model was based upon estimated future cash flows and utilized a discount rate consistent with the inherent risk in the business. The Exchange was accounted for as a purchase of cable systems from Comcast and a sale of TW NY’s cable systems to Comcast. The systems exchanged by TW NY included Urban Cable Works of Philadelphia, L.P. (“Urban Cable”) and systems acquired from Adelphia. The Company did not record a gain or loss on systems TW NY acquired from Adelphia and transferred to Comcast in the Exchange because such systems were recorded at fair value in the Adelphia Acquisition. The Company did, however, record a pretax gain of $34 million ($20 million, net of tax) on the Exchange related to the disposition of Urban Cable, which is included in discontinued operations for the year ended December 31, 2006.

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

The allocation of the purchase price for the Adelphia Acquisition and the Exchange primarily used a DCF approach with respect to identified intangible assets and a combination of the cost and market approaches with respect to property, plant and equipment. The DCF approach was based upon management’s estimated future cash flows from the acquired assets and liabilities and utilized a discount rate consistent with the inherent risk of each of the acquired assets and liabilities.

The systems acquired in connection with the Transactions have been included in the consolidated financial statements since the closing of the Transactions. The systems previously owned by TWC that were transferred to Comcast in connection with the Redemptions and the Exchange (the “Transferred Systems”) have been reflected as discontinued operations in the consolidated financial statements for all periods presented.

Financial data for the Transferred Systems included in discontinued operations for the years ended December 31, 2006 and 2005 is as follows (in millions, except per share data):

	Years Ended December 31,
	2006	2005

Total revenues	$457	$686

Pretax income	$285	$163
Income tax benefit (provision)	753	(59)

Net income	$1,038	$104

Basic and diluted net income per common share	$1.05	$0.10

Average basic and diluted common shares outstanding	990.4	1,000.0

Included in discontinued operations for the year ended December 31, 2006 were a pretax gain of $165 million on the Transferred Systems and a net tax benefit of $800 million comprised of a tax benefit of $814 million on the Redemptions, partially offset by a provision of $14 million on the Exchange. The tax benefit of $814 million resulted primarily from the reversal of historical deferred tax liabilities (included in noncurrent liabilities of discontinued operations) that had existed on systems transferred to Comcast in the TWC Redemption. The TWC Redemption was designed to qualify as a tax-free split-off under section 355 of the Tax Code, and as a result, such liabilities were no longer required. However, if the Internal Revenue Service were successful in challenging the tax-free characterization of the TWC Redemption, an additional cash liability on account of taxes of up to an estimated $900 million could become payable by the Company.

As a result of the closing of the Transactions, on July 31, 2006, TWC acquired systems with approximately 4.0 million basic video subscribers and disposed of the Transferred Systems, with approximately 0.8 million basic video subscribers, for a net gain of approximately 3.2 million basic video subscribers.

TIME WARNER CABLE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On February 13, 2007, Adelphia’s Chapter 11 reorganization plan became effective and, under applicable securities law regulations and provisions of the U.S. bankruptcy code, TWC became a public company subject to the requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Under the terms of the reorganization plan, during 2007, substantially all of the 155,913,430 shares of TWC’s Class A common stock that Adelphia received in the Adelphia Acquisition (representing approximately 16% of TWC’s outstanding common stock) were distributed to Adelphia’s creditors. The remaining shares are expected to be distributed as the remaining disputes are resolved by the bankruptcy court. As of December 31, 2007, Time Warner owned approximately 84.0% of TWC’s outstanding common stock (including 82.7% of the outstanding shares of TWC’s Class A common stock and all outstanding shares of TWC’s Class B common stock, representing a 90.6% voting interest), as well as a 12.43% non-voting common stock interest in TW NY Holding. On March 1, 2007, TWC’s Class A common stock began trading on the New York Stock Exchange under the symbol “TWC.”

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

On January 1, 2007, TKCCP distributed its assets to TWC and Comcast. TWC received the Kansas City Pool, which served 788,000 basic video subscribers as of December 31, 2006, and Comcast received the Houston Pool, which served 795,000 basic video subscribers as of December 31, 2006. TWC began consolidating the results of the Kansas City Pool on January 1, 2007. TKCCP was formally dissolved on May 15, 2007.

For accounting purposes, the Company has treated the distribution of TKCCP’s assets as a sale of the Company’s 50% equity interest in the Houston Pool and as an acquisition of Comcast’s 50% equity interest in the Kansas City Pool. As a result of the sale of the Company’s 50% equity interest in the Houston Pool, the Company recorded a pretax gain of $146 million in the first quarter of 2007, which is included as a component of other income, net, in the consolidated statement of operations for the year ended December 31, 2007.

The acquisition of Comcast’s 50% equity interest in the Kansas City Pool on January 1, 2007 was treated as a step-acquisition and accounted for as a purchase business combination. The consideration paid to acquire the 50% equity interest in the Kansas City Pool was the fair value of the 50% equity interest in the Houston Pool transferred to Comcast. The estimated fair value of TWC’s 50% interest in the Houston Pool of $880 million was determined using a DCF analysis and was reduced by debt assumed by Comcast. The purchase price allocation is as follows as of December 31, 2007 (in millions):

		Depreciation/
		Amortization
		Periods

Intangible assets not subject to amortization (cable franchise rights)	$612	non-amortizable
Intangible assets subject to amortization (primarily customer relationships)	66	4 years
Property, plant and equipment (primarily cable television equipment)	183	1-20 years
Other assets	67	not applicable
Liabilities	(48)	not applicable

Total purchase price	$880

TIME WARNER CABLE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The allocation of the purchase price for the acquisition of Comcast’s 50% equity interest in the Kansas City Pool primarily used a DCF approach with respect to identified intangible assets and a combination of the cost and market approaches with respect to property, plant and equipment. The DCF approach was based upon management’s estimated future cash flows from the acquired assets and liabilities and utilized a discount rate consistent with the inherent risk of each of the acquired assets and liabilities.

Supplemental Pro Forma Information

The following schedule presents supplemental unaudited pro forma information for the year ended December 31, 2006 as if the Transactions and the consolidation of the Kansas City Pool had occurred on January 1, 2006. The unaudited pro forma information is presented based on information available, is intended for informational purposes only and is not necessarily indicative of and does not purport to represent what the Company’s future financial condition or operating results would be after giving effect to the Transactions and the consolidation of the Kansas City Pool and does not reflect actions undertaken by management in integrating these businesses (e.g., the cost of incremental capital expenditures). In addition, this supplemental information does not reflect financial and operating benefits the Company expected to realize as a result of the Transactions and the consolidation of the Kansas City Pool. The amounts presented for the year ended December 31, 2007 are the Company’s actual results.

	Years Ended December 31,
	2007	2006
	(audited)	(unaudited)
		(pro forma)
	(in millions, except per share data)

Revenues:
Subscription:
Video	$10,165	$9,821
High-speed data	3,730	3,271
Voice	1,193	818

Total Subscription	15,088	13,910
Advertising	867	850

Total revenues	15,955	14,760
Costs and expenses:
Costs of revenues(a)	7,542	6,974
Selling, general and administrative(a)	2,648	2,569
Depreciation	2,704	2,360
Amortization	272	317
Merger-related and restructuring costs	23	56
Other, net(b)	—	9

Total costs and expenses	13,189	12,285

Operating Income	2,766	2,475
Interest expense, net	(894)	(909)
Other expense, net	(9)	(126)

Income from continuing operations before income taxes	1,863	1,440
Income tax provision	(740)	(579)

Income from continuing operations	$1,123	$861

Basic and diluted income per common share from continuing operations	$1.15	$0.88

(a)	Costs of revenues and selling, general and administrative expenses exclude depreciation.
(b)	Other, net, includes asset impairments recorded at the systems acquired from Adelphia and Comcast of $9 million for the year ended December 31, 2006.

TIME WARNER CABLE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FCC Order Approving the Transactions

In its order approving the Adelphia Acquisition, the Federal Communications Commission (the “FCC”) imposed conditions on TWC related to regional sports networks (“RSNs”), as defined in the order, and the resolution of disputes pursuant to the FCC’s leased access regulations. In particular, the order provides that:

•	neither TWC nor its affiliates may offer an affiliated RSN on an exclusive basis to any multichannel video programming distributor (“MVPD”);
•	TWC may not unduly or improperly influence:

•	the decision of any affiliated RSN to sell programming to an unaffiliated MVPD; or
•	the prices, terms and conditions of sale of programming by an affiliated RSN to an unaffiliated MVPD;

•	if an MVPD and an affiliated RSN cannot reach an agreement on the terms and conditions of carriage, the MVPD may elect commercial arbitration to resolve the dispute;
•	if an unaffiliated RSN is denied carriage by TWC, it may elect commercial arbitration to resolve the dispute in accordance with federal and FCC rules; and
•	with respect to leased access, if an unaffiliated programmer is unable to reach an agreement with TWC, that programmer may elect commercial arbitration to resolve the dispute, with the arbitrator being required to resolve the dispute using the FCC’s existing rate formula relating to pricing terms.

The FCC has suspended this “baseball style” arbitration procedure as it relates to TWC’s carriage of unaffiliated RSNs, although it will allow the arbitration of a claim brought by the Mid-Atlantic Sports Network because the claim was brought prior to the suspension. Any arbitrator’s award is subject to de novo review at the FCC as well as judicial review.

Sale of Certain North Carolina Cable Systems

The closing of the transactions with Adelphia, which included the Company’s acquisition from Adelphia of certain cable systems in Mooresville, Cornelius, Davidson and unincorporated Mecklenburg County, North Carolina, triggered a right of first refusal under the franchise agreements covering these systems. These municipalities (“the Consortium”) exercised their right to acquire these systems. As a result, on December 19, 2007, these cable systems, serving approximately 14,000 basic video subscribers and approximately 30,000 revenue generating units as of the closing date, were sold for $52 million. The sale of these systems did not have a material impact on the Company’s results of operations or cash flows.

5.  MERGER-RELATED AND RESTRUCTURING COSTS

Merger-related Costs

Cumulatively, through December 31, 2007, the Company expensed non-capitalizable merger-related costs associated with the Transactions of $56 million, of which $10 million and $38 million was incurred during the years ended December 31, 2007 and 2006, respectively.

As of December 31, 2007, payments of $56 million have been made against this accrual, of which $14 million and $38 million were made during the years ended December 31, 2007 and 2006, respectively.

Restructuring Costs

Cumulatively, through December 31, 2007, the Company incurred restructuring costs of $65 million as part of its broader plans to simplify its organizational structure and enhance its customer focus, and payments of $49 million have been made against this accrual. Of the remaining $16 million liability, $9 million is classified as a current liability, with the remaining $7 million classified as a noncurrent liability in the consolidated balance sheet as of December 31, 2007. Amounts are expected to be paid through 2011.

TIME WARNER CABLE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Information relating to the restructuring costs is as follows (in millions):

	Employee	Other
	Terminations	Exit Costs	Total

Remaining liability as of December 31, 2005	$23	$3	$26
Accruals	8	10	18
Cash paid	(13)	(8)	(21)

Remaining liability as of December 31, 2006	18	5	23
Accruals	7	6	13
Cash paid	(12)	(8)	(20)

Remaining liability as of December 31, 2007	$13	$3	$16

6.  GOODWILL AND INTANGIBLE ASSETS

TWC has a significant number of intangible assets, including customer relationships and cable franchises. Goodwill and intangible assets are tested annually for impairment during the fourth quarter, or earlier upon the occurrence of certain events or substantive changes in circumstances. The Company determined during its annual impairment reviews that no impairments existed as of December 31, 2007, 2006 or 2005, respectively.

A summary of changes in the Company’s goodwill for the years ended December 31, 2007 and 2006 is as follows (in millions):

Balance as of December 31, 2005	$1,769
Acquisitions and dispositions related to the Transactions(a)	312
Other	(22)

Balance as of December 31, 2006	$2,059
Purchase price adjustments related to the Adelphia Acquisition and the Exchange	64
Other	(6)

Balance as of December 31, 2007	$2,117

(a)	Includes goodwill recorded as a result of the preliminary purchase price allocation for the Adelphia Acquisition and the Exchange of $1.050 billion, partially offset by a $738 million adjustment to goodwill related to the excess of the carrying value of the Comcast minority interests in TWC and TWE acquired over the total fair value of the Redemptions. Of the $738 million adjustment to goodwill, $719 million is associated with the TWC Redemption and $19 million is associated with the TWE Redemption. Refer to Note 4 for additional information regarding the Transactions.

As of December 31, 2007 and 2006, the Company’s intangible assets and related accumulated amortization consisted of the following (in millions):

	December 31, 2007			December 31, 2006
		Accumulated			Accumulated
	Gross	Amortization	Net	Gross	Amortization	Net

Intangible assets subject to amortization:
Customer relationships	$954	$(330)	$624	$1,128	$(323)	$805
Renewal of cable franchise and access rights	242	(153)	89	207	(139)	68
Other	38	(32)	6	29	(26)	3

Total	$1,234	$(515)	$719	$1,364	$(488)	$876

Intangible assets not subject to amortization:
Cable franchise rights	$40,312	$(1,390)	$38,922	$39,342	$(1,294)	$38,048
Other	3	—	3	3	—	3

Total	$40,315	$(1,390)	$38,925	$39,345	$(1,294)	$38,051

The Company recorded amortization expense of $272 million in 2007, $167 million in 2006 and $72 million in 2005. Based on the current amount of intangible assets subject to amortization, the estimated amortization expense

TIME WARNER CABLE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

is expected to be $259 million in 2008, $257 million in 2009, $163 million in 2010, $13 million in 2011 and $8 million in 2012. These amounts may vary as acquisitions and dispositions occur in the future and as purchase price allocations are finalized.

7.  INVESTMENTS AND JOINT VENTURES

The Company had investments of $735 million and $2.072 billion as of December 31, 2007 and 2006, respectively. These investments are comprised almost entirely of equity-method investees.

As of December 31, 2007, investments accounted for using the equity method, and the respective ownership percentage held by TWC, primarily consisted of SpectrumCo, LLC, a wireless joint venture with several other cable companies (the “Wireless Joint Venture”) (27.8% owned) to which TWC contributed $33 million in 2007. The Company’s recorded investment for the Wireless Joint Venture approximates the Company’s equity interests in the underlying net assets of this equity-method investment.

As of December 31, 2006, investments accounted for using the equity method primarily consisted of TKCCP (50% owned, and TWC began consolidating the results of the Kansas City Pool of TKCCP on January 1, 2007) and the Wireless Joint Venture to which TWC contributed $633 million in 2006. Refer to Note 4 for further details regarding the dissolution of TKCCP.

TIME WARNER CABLE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

8.	DEBT AND MANDATORILY REDEEMABLE PREFERRED EQUITY

The Company’s debt and mandatorily redeemable preferred equity, as of December 31, 2007 and 2006, includes the following components:

		Interest Rate at		Outstanding Balance as of
	Face	December 31,		December 31,
	Amount	2007	Maturity	2007	2006
	(in millions)			(in millions)

Debt due within one year(a)				$—	$4
Bank credit agreements and commercial paper program(b)(c)		5.391%(d)	2011	5,256	11,077
TWE notes and debentures:
Senior debentures(e)	$600	7.250%(f)	2008	601	602
Senior notes	250	10.150%(f)	2012	267	271
Senior notes	350	8.875%(f)	2012	365	369
Senior debentures	1,000	8.375%(f)	2023	1,040	1,043
Senior debentures	1,000	8.375%(f)	2033	1,053	1,055

Total TWE notes and debentures(g)	$3,200			3,326	3,340

TWC notes and debentures:
Notes	$1,500	5.400%(h)	2012	1,498	—
Notes	2,000	5.850%(h)	2017	1,996	—
Debentures	1,500	6.550%(h)	2037	1,491	—

Total TWC notes and debentures	$5,000			4,985	—

Capital leases and other				10	11

Total long-term debt				13,577	14,428

Total debt				13,577	14,432
TW NY Preferred Membership Units	$300	8.210%	2013	300	300

Total debt and TW NY Preferred
Membership Units				$13,877	$14,732

(a)	Debt due within one year primarily relates to capital lease obligations.
(b)	Unused capacity, which includes $232 million and $51 million in cash and equivalents as of December 31, 2007 and 2006, respectively, equals $3.881 billion and $2.798 billion as of December 31, 2007 and 2006, respectively. Unused capacity as of December 31, 2007 and 2006 reflects a reduction of $135 million and $159 million, respectively, for outstanding letters of credit backed by the Cable Revolving Facility, as defined below.
(c)	Outstanding balance amounts exclude an unamortized discount on commercial paper of $5 million and $17 million as of December 31, 2007 and 2006, respectively.
(d)	Rate represents a weighted-average interest rate.
(e)	As of December 31, 2007, the Company has classified $601 million of TWE debentures due within the next twelve months as long-term in the consolidated balance sheet to reflect management’s intent and ability to refinance the obligation on a long-term basis through the utilization of the unused committed capacity under the Cable Revolving Facility, if necessary.
(f)	Rate represents the stated rate at original issuance. The effective weighted-average interest rate for the TWE notes and debentures in the aggregate is 7.64% at December 31, 2007.
(g)	Amounts include an unamortized fair value adjustment of $126 million and $140 million as of December 31, 2007 and 2006, respectively.
(h)	Rate represents the stated rate at original issuance. The effective weighted-average interest rate for the TWC notes and debentures in the aggregate is 5.97% at December 31, 2007.

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

TIME WARNER CABLE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

under the Securities Act of 1933, as amended. The Initial Debt Securities are guaranteed by TWE and TW NY Holding (the “Guarantors”).

On November 5, 2007, pursuant to a registration rights agreement entered into in connection with the issuance of the Initial Debt Securities, TWC and the Guarantors exchanged (i) substantially all of the 2012 Initial Notes for a like aggregate principal amount of registered debt securities without transfer restrictions or registration rights (the “2012 Registered Notes,” and, together with the 2012 Initial Notes, the “2012 Notes”), (ii) all of the 2017 Initial Notes for a like aggregate principal amount of registered debt securities without transfer restrictions or registration rights (the “2017 Registered Notes,” and, together with the 2017 Initial Notes, the “2017 Notes”), and (iii) substantially all of the 2037 Initial Debentures for a like aggregate principal amount of registered debt securities without transfer restrictions or registration rights (the “2037 Registered Debentures,” and, together with the 2037 Initial Debentures, the “2037 Debentures”). Collectively, the 2012 Notes, the 2017 Notes and the 2037 Debentures are referred to as the “Debt Securities.”

The Debt Securities were issued pursuant to an Indenture, dated as of April 9, 2007 (the “Base Indenture”), by and among TWC, the Guarantors and The Bank of New York, as trustee, as supplemented by the First Supplemental Indenture, dated as of April 9, 2007 (the “First Supplemental Indenture” and, together with the Base Indenture, the “Indenture”), by and among TWC, the Guarantors and The Bank of New York, as trustee.

The 2012 Notes mature on July 2, 2012, the 2017 Notes mature on May 1, 2017 and the 2037 Debentures mature on May 1, 2037. Interest on the 2012 Notes is payable semi-annually in arrears on January 2 and July 2 of each year, beginning on July 2, 2007. Interest on the 2017 Notes and the 2037 Debentures is payable semi-annually in arrears on May 1 and November 1 of each year, beginning on November 1, 2007. The Debt Securities are unsecured senior obligations of TWC and rank equally with its other unsecured and unsubordinated obligations. The guarantees of the Debt Securities are unsecured senior obligations of the Guarantors and rank equally in right of payment with all other unsecured and unsubordinated obligations of the Guarantors.

The Debt Securities may be redeemed in whole or in part at any time at TWC’s option at a redemption price equal to the greater of (i) 100% of the principal amount of the Debt Securities being redeemed and (ii) the sum of the present values of the remaining scheduled payments on the Debt Securities discounted to the redemption date on a semi-annual basis at a government treasury rate plus 20 basis points for the 2012 Notes, 30 basis points for the 2017 Notes and 35 basis points for the 2037 Debentures as further described in the Indenture, plus, in each case, accrued but unpaid interest to the redemption date.

The Indenture contains customary covenants relating to restrictions on the ability of TWC or any material subsidiary to create liens and on the ability of TWC and the Guarantors to consolidate, merge or convey or transfer substantially all of their assets. The Indenture also contains customary events of default.

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

In April 2007, TWC used a portion of the net proceeds of the 2007 Bond Offering to repay all of the outstanding indebtedness under the Three-Year Term Facility, which was terminated on April 13, 2007. The balance

TIME WARNER CABLE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

of the net proceeds was used to repay a portion of the outstanding indebtedness under the Five-Year Term Facility on April 27, 2007, which reduced such facility from $4.0 billion to $3.045 billion.

Borrowings under the Cable Revolving Facility bear interest at a rate based on the credit rating of TWC, which rate was LIBOR plus 0.27% per annum at December 31, 2007. In addition, TWC is required to pay a facility fee on the aggregate commitments under the Cable Revolving Facility at a rate determined by the credit rating of TWC, which rate was 0.08% per annum at December 31, 2007. TWC may also incur an additional usage fee of 0.10% per annum on the outstanding loans and other extensions of credit under the Cable Revolving Facility if and when such amounts exceed 50% of the aggregate commitments thereunder. Borrowings under the Five-Year Term Facility bear interest at a rate based on the credit rating of TWC, which rate was LIBOR plus 0.40% per annum at December 31, 2007.

The Cable Revolving Facility provides same-day funding capability and a portion of the commitment, not to exceed $500 million at any time, may be used for the issuance of letters of credit. The Cable Revolving Facility and the Five-Year Term Facility contain a maximum leverage ratio covenant of 5.0 times the consolidated EBITDA of TWC. The terms and related financial metrics associated with the leverage ratio are defined in the applicable agreements. At December 31, 2007, TWC was in compliance with the leverage covenant, with a leverage ratio, calculated in accordance with the agreements, of approximately 2.3 times. The Cable Revolving Facility and the Five-Year Term Facility do not contain any credit ratings-based defaults or covenants or any ongoing covenant or representations specifically relating to a material adverse change in the financial condition or results of operations of Time Warner or TWC. Borrowings under the Cable Revolving Facility may be used for general corporate purposes, and unused credit is available to support borrowings under TWC’s commercial paper program.

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

As of December 31, 2007, there were borrowings of $3.045 billion outstanding under the Five-Year Term Facility, borrowings of $1.800 billion and letters of credit totaling $135 million outstanding under the Cable Revolving Facility, and $416 million of commercial paper outstanding under the CP Program. TWC’s available committed capacity under the Cable Revolving Facility as of December 31, 2007 was $3.649 billion, and TWC had $232 million of cash and equivalents on hand.

TWE Notes and Debentures

During 1992 and 1993, TWE issued the TWE notes and debentures (the “TWE Notes”) publicly in a number of offerings. The maturities of these outstanding issuances ranged from 15 to 40 years and the fixed interest rates range from 7.25% to 10.15%. The fixed-rate borrowings include an unamortized debt premium of $126 million and $140 million as of December 31, 2007 and 2006, respectively. The debt premium is amortized over the term of each debt issue as a reduction of interest expense. As discussed below, TWC and TW NY Holding have each guaranteed TWE’s obligations under the TWE Notes. Prior to November 2, 2006, ATC and Warner Communications Inc. (“WCI”), which entities are subsidiaries of Time Warner, each guaranteed pro rata portions of the TWE Notes based on the relative fair value of the net assets that each contributed to TWE prior to the restructuring of TWE, which was completed in March 2003 (the “TWE Restructuring”). On September 10, 2003, TWE submitted an application with the SEC to withdraw its 7.25% Senior Debentures (due 2008) from listing and registration on the NYSE. The application to withdraw was granted by the SEC effective on October 17, 2003. As a result, TWE has no obligation to file reports with the SEC under the Exchange Act.

TIME WARNER CABLE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The indenture (the “TWE Indenture”) governing the TWE Notes was amended in several respects during 2006. Pursuant to the Tenth Supplemental Indenture to the TWE Indenture, TW NY Holding fully, unconditionally and irrevocably guarantees the payment of principal and interest on the TWE Notes. As a result of a consent solicitation that was completed on November 2, 2006, the Eleventh Supplemental Indenture to the TWE Indenture was entered into pursuant to which (i) TWC provides a direct guaranty of the TWE Notes, rather than a guaranty of the TW Partner Guaranties (as defined below), (ii) the guaranties (the “TW Partner Guaranties”) previously provided by ATC and WCI were terminated and (iii) TWE is permitted to provide holders of the TWE Notes with quarterly and annual reports that TWC (or any other ultimate parent guarantor, as described in the Eleventh Supplemental Indenture) would be required to file with the SEC pursuant to Section 13 of the Exchange Act, if it were required to file such reports with the SEC in respect of the TWE Notes pursuant to such section of the Exchange Act, subject to certain exceptions as described in the Eleventh Supplemental Indenture.

TW NY Preferred Membership Units

In connection with the financing of the Adelphia Acquisition, TW NY issued $300 million of its Series A Preferred Membership Units (the “TW NY Preferred Membership Units”) to a limited number of third parties. The TW NY Preferred Membership Units pay cash dividends at an annual rate equal to 8.21% of the sum of the liquidation preference thereof and any accrued but unpaid dividends thereon, on a quarterly basis. The TW NY Preferred Membership Units are subject to mandatory redemption by TW NY on August 1, 2013 and are not redeemable by TW NY at any time prior to that date. The redemption price of the TW NY Preferred Membership Units is equal to their liquidation preference plus any accrued and unpaid dividends through the redemption date. Except under limited circumstances, holders of TW NY Preferred Membership Units have no voting rights.

The terms of the TW NY Preferred Membership Units require that holders owning a majority of the TW NY Preferred Membership Units must approve any agreement for a material sale or transfer by TW NY and its subsidiaries of assets at any time during which TW NY and its subsidiaries maintain, collectively, cable systems serving fewer than 500,000 cable subscribers, or that would (after giving effect to such asset sale) cause TW NY to maintain, directly or indirectly, fewer than 500,000 cable subscribers, unless the net proceeds of the asset sale are applied to fund the redemption of the TW NY Preferred Membership Units and the sale occurs on or immediately prior to the redemption date. Additionally, for so long as the TW NY Preferred Membership Units remain outstanding, TW NY may not merge or consolidate with another company, or convert from a limited liability company to a corporation, partnership or other entity, unless (i) such merger or consolidation is permitted by the asset sale covenant described above, (ii) if TW NY is not the surviving entity or is no longer a limited liability company, the then holders of the TW NY Preferred Membership Units have the right to receive from the surviving entity securities with terms at least as favorable as the TW NY Preferred Membership Units and (iii) if TW NY is the surviving entity, the tax characterization of the TW NY Preferred Membership Units would not be affected by the merger or consolidation. Any securities received from a surviving entity as a result of a merger or consolidation or the conversion into a corporation, partnership or other entity must rank senior to any other securities of the surviving entity with respect to dividends and distributions or rights upon a liquidation.

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

TIME WARNER CABLE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

depreciation, amortization and rental expense (for any lease that is not accounted for as a capital lease) for the twelve months ending on the last day of TWC’s most recent fiscal quarter, including certain adjustments to reflect the impact of significant transactions as if they had occurred at the beginning of the period.

The following table sets forth the calculation of the TW Leverage Ratio for the year ended December 31, 2007 (in millions, except ratio):

Total debt	$13,577
TW NY Preferred Membership Units	300
Six times annual rental expense	1,092

Total	$14,969

EBITDAR	$5,924

TW Leverage Ratio	2.53x

Debt Issuance Costs

For the year ended December 31, 2007, the Company capitalized debt issuance costs of $29 million in connection with the 2007 Bond Offering. For the year ended December 31, 2006, the Company capitalized $17 million of debt issuance costs associated with entering into the Cable Facilities, the establishment of its commercial paper program and the issuance by TW NY of the TW NY Preferred Membership Units. These capitalized costs are amortized over the term of the related debt facility and preferred equity and are included as a component of interest expense.

Maturities

Annual maturities of long-term debt and preferred equity total $600 million in 2008, $0 in 2009 and 2010, $5.261 billion in 2011, $2.109 billion in 2012 and $5.801 billion thereafter.

Fair Value of Debt

Based on the level of interest rates prevailing at December 31, 2007 and 2006, the fair value of TWC’s fixed-rate debt and TW NY Preferred Membership Units exceeded its carrying value by $423 million and $363 million at December 31, 2007 and 2006, respectively. Unrealized gains or losses on debt do not result in the realization or expenditure of cash and are not recognized for financial reporting purposes unless the debt is retired prior to its maturity.

9.	INCOME TAXES

TWC is not a separate taxable entity for U.S. federal and various state income tax purposes and its results are included in the consolidated U.S. federal and certain state income tax returns of Time Warner. The following income tax information has been prepared assuming TWC was a stand-alone taxpayer for all periods presented.

Current and deferred income taxes (tax benefits) provided on income from continuing operations are as follows (in millions):

	Years Ended December 31,
	2007	2006	2005

Federal:
Current	$356	$324	$471
Deferred	266	196	158
State:
Current	67	56	77
Deferred	51	44	(553)

Total	$740	$620	$153

TIME WARNER CABLE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The differences between income taxes expected at the U.S. federal statutory income tax rate of 35% and income taxes provided are as set forth below (in millions):

	Years Ended December 31,
	2007	2006	2005

Taxes on income at U.S. federal statutory rate	$652	$545	$456
State and local taxes, net of federal tax benefits	77	69	73
State tax law change, deferred tax impact(a)	—	—	(205)
State ownership restructuring and methodology changes, deferred tax impact(b)	—	—	(174)
Other	11	6	3

Total	$740	$620	$153

(a)	Amount represents changes to the method of taxation in Ohio. The income tax was being phased out and replaced with a gross receipts tax.
(b)	Amount represents the restructuring of the Company’s partnership interests in Texas and certain other state methodology changes.

Significant components of TWC’s deferred income tax liabilities, net, are as follows (in millions):

	December 31,
	2007	2006

Cable franchise costs and customer relationships	$(11,573)	$(10,806)
Fixed assets	(2,185)	(1,837)
Investments	—	(552)
Other	(13)	(92)

Deferred income tax liabilities	(13,771)	(13,287)
Equity-based compensation	148	138
Other	423	247

Deferred income tax assets	571	385

Deferred income tax liabilities, net(a)	$(13,200)	$(12,902)

(a)	Deferred income tax liabilities, net, includes current deferred income tax assets of $91 million and $78 million as of December 31, 2007 and 2006, respectively.

Accounting for Uncertainty in Income Taxes

On January 1, 2007, the Company adopted the provisions of FIN 48, which clarifies the accounting for uncertainty in income tax positions. This interpretation requires the Company to recognize in the consolidated financial statements those tax positions determined more likely than not to be sustained upon examination, based on their technical merits. Upon adoption, the Company recognized a $3 million reduction of previously recorded tax reserves, which was accounted for as an increase to the retained earnings balance as of January 1, 2007. After considering the impact of adopting FIN 48, the Company had a $17 million reserve for uncertain income tax positions, which includes an accrual for interest and penalties of $1 million, as of January 1, 2007.

The Company has a $20 million reserve for uncertain income tax positions as of December 31, 2007, which includes an accrual for interest and penalties of $2 million. The Company’s policy is to recognize interest and penalties accrued on uncertain tax positions as part of the income tax provision. The income tax provision for the year ended December 31, 2007 includes interest and penalties of $1 million.

TIME WARNER CABLE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A rollforward of the Company’s uncertain income tax positions, excluding the related accrual for interest and penalties, for the year ended December 31, 2007 is presented below (in millions):

Balance as of January 1, 2007	$16
Reductions based on tax positions related to prior years	(1)
Additions based on tax positions related to the current year	3

Balance as of December 31, 2007	$18

The Company does not currently anticipate that its existing reserves related to uncertain income tax positions as of December 31, 2007 will significantly increase or decrease during the twelve-month period ending December 31, 2008; however, various events could cause the Company’s current expectations to change in the future. These uncertain tax positions, if ever recognized in the financial statements, would be recorded in the statement of operations as part of the income tax provision.

With few exceptions, periods ending after March 31, 2003 are subject to U.S., state and local income tax examinations by tax authorities.

10.	EQUITY-BASED COMPENSATION

Time Warner Equity Plans

Prior to 2007, Time Warner granted options to purchase Time Warner common stock and shares of Time Warner common stock (“restricted stock”) or restricted stock units (“RSUs”) under its equity plans (collectively, the “Time Warner Equity Awards”) to employees of TWC. Time Warner has not made any equity awards under its equity plans to employees of TWC since TWC Class A common stock began to trade publicly in March 2007. In addition, employees of Time Warner who become employed by TWC retain their Time Warner Equity Awards pursuant to their terms and TWC records equity-based compensation expense from the date of transfer through the end of the applicable vesting period. The stock options granted by Time Warner to employees of TWC were granted with exercise prices equal to, or in excess of, the fair market value of a share of Time Warner common stock at the date of grant. Generally, the stock options vest ratably over a four-year vesting period and expire ten years from the date of grant. The awards of restricted stock or RSUs generally vest between three to five years from the date of grant. Holders of Time Warner restricted stock and RSU awards are generally entitled to receive cash dividends or dividend equivalents, respectively, paid by Time Warner during the period of time that the restricted stock or RSU awards are unvested. Certain Time Warner stock options and RSU awards provide for accelerated vesting upon an election to retire pursuant to TWC’s defined benefit retirement plans or after reaching a specified age and years of service.

Upon the exercise of a stock option, the vesting of a RSU award or the grant of restricted stock, shares of Time Warner common stock are issued from authorized but unissued shares or from treasury stock.

Other information pertaining to each category of Time Warner equity-based compensation appears below.

Time Warner Stock Options

The assumptions presented in the table below represent the weighted-average value of the applicable assumption used to value Time Warner stock options at their grant date for the years ended December 31, 2006 and 2005.

	Years Ended December 31,
	2006	2005

Expected volatility	22.3%	24.5%
Expected term to exercise from grant date	5.07 years	4.79 years
Risk-free rate	4.6%	3.9%
Expected dividend yield	1.1%	0.1%

TIME WARNER CABLE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes information about Time Warner stock options held by TWC employees that were outstanding as of December 31, 2007:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
	Number	Exercise	Contractual	Intrinsic
	of Options	Price	Life	Value
	(in thousands)		(in years)	(in thousands)

Outstanding as of December 31, 2006	58,082	$26.38
Transferred(a)	713	28.04
Exercised	(3,560)	14.04
Forfeited or expired	(2,202)	27.60

Outstanding as of December 31, 2007	53,033	27.19	5.00	$37,181

Exercisable as of December 31, 2007	42,047	29.71	4.34	$37,154

(a)	Transferred amounts represent outstanding Time Warner stock options held by employees of Time Warner who transferred to TWC during the year, net of Time Warner stock options held by employees of TWC who transferred to Time Warner during the year.

As of December 31, 2007, the number, weighted-average exercise price, aggregate intrinsic value and weighted-average remaining contractual term of Time Warner stock options vested and expected to vest approximate amounts for options outstanding. Total unrecognized compensation cost related to unvested Time Warner stock options as of December 31, 2007, without taking into account expected forfeitures, is $21 million and is expected to be recognized over a weighted-average period of one year.

The weighted-average fair value of a Time Warner stock option granted to TWC employees during the year was $4.47 ($2.68, net of tax) in 2006 and $5.11 ($3.07, net of tax) in 2005. The total intrinsic value of Time Warner stock options exercised during the year was $24 million in 2007, $16 million in 2006 and $7 million in 2005. The tax benefits realized from Time Warner stock options exercised during the year were $10 million in 2007, $6 million in 2006 and $3 million in 2005.

Upon exercise of Time Warner stock options, TWC is obligated to reimburse Time Warner for the excess of the market price of the stock on the day of exercise over the option price. TWC records a stock option distribution liability and a corresponding adjustment to shareholders’ equity with respect to unexercised Time Warner stock options. This liability will increase or decrease depending on the market price of Time Warner common stock and the number of Time Warner stock options held by TWC employees. This liability was $36 million and $137 million as of December 31, 2007 and 2006, respectively, and is included in long-term payables to affiliated parties in the consolidated balance sheet. TWC reimbursed Time Warner $24 million in 2007, $16 million in 2006 and $7 million in 2005 in connection with the exercise of Time Warner stock options.

Time Warner Restricted Stock and Restricted Stock Units

The following table summarizes information about unvested Time Warner restricted stock and RSU awards held by TWC employees as of December 31, 2007:

		Weighted-
		Average
	Number of	Grant Date
	Shares/Units	Fair Value
	(in thousands)

Unvested as of December 31, 2006	657	$16.42
Transferred(a)	2	18.67
Vested	(134)	12.29
Forfeited	(7)	17.40

Unvested as of December 31, 2007	518	17.49

(a)	Transferred amounts represent unvested Time Warner restricted stock and RSU awards held by employees of Time Warner who transferred to TWC during the year, net of Time Warner restricted stock and RSU awards held by TWC employees who transferred to Time Warner during the year.

TIME WARNER CABLE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2007, the intrinsic value of unvested Time Warner restricted stock and RSU awards held by TWC employees was $9 million. Total unrecognized compensation cost related to unvested Time Warner restricted stock and RSU awards held by TWC employees as of December 31, 2007, without taking into account expected forfeitures, is $3 million and is expected to be recognized over a weighted-average period of one year. The fair value of Time Warner restricted stock and RSU awards held by TWC employees that vested during the year was $3 million in 2007 and $1 million in 2006 (none in 2005).

For the year ended December 31, 2006, Time Warner granted 431,000 RSUs to TWC employees at a weighted-average grant date fair value of $17.40 per RSU. For the year ended December 31, 2005, Time Warner granted 58,000 RSUs to TWC employees at a weighted-average grant date fair value of $18.25 per RSU.

TWC Equity Plan

On June 8, 2006, the Company’s Board of Directors approved the Time Warner Cable Inc. 2006 Stock Incentive Plan (the “2006 Plan”) under which awards covering the issuance of up to 100,000,000 shares of TWC Class A common stock may be granted to directors, employees and certain non-employee advisors of TWC. TWC made its first grant of equity awards based on TWC Class A common stock in April 2007. Stock options have been granted under the 2006 Plan with exercise prices equal to, or in excess of, the fair market value at the date of grant. Generally, the stock options vest ratably over a four-year vesting period and expire ten years from the date of grant. Certain stock options provide for accelerated vesting upon an election to retire pursuant to TWC’s defined benefit retirement plans or after reaching a specified age and years of service.

Pursuant to the 2006 Plan, the Company also granted RSU awards, which generally vest over a four-year period from the date of grant. Certain RSU awards provide for accelerated vesting upon an election to retire pursuant to TWC’s defined benefit retirement plans or after reaching a specified age and years of service. Shares of TWC Class A common stock will generally be issued in connection with the vesting of an RSU. RSUs awarded to non-employee directors of TWC are not subject to vesting restrictions and the shares underlying the RSUs will be issued in connection with the director’s termination of service as a director of TWC.

Upon the exercise of a stock option or the vesting of a RSU award, shares of TWC Class A common stock are issued from authorized but unissued shares.

Other information pertaining to each category of TWC equity-based compensation appears below.

TWC Stock Options

The assumptions presented in the table below represent the weighted-average value of the applicable assumption used to value TWC stock options at their grant date for the year ended December 31, 2007.

Expected volatility	24.1%
Expected term to exercise from grant date	6.58 years
Risk-free rate	4.7%
Expected dividend yield	0.0%

The following table summarizes information about TWC stock options that were outstanding as of December 31, 2007:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
	Number	Exercise	Contractual	Intrinsic
	of Options	Price	Life	Value
	(in thousands)		(in years)	(in thousands)

Granted	2,889	$36.99
Forfeited or expired	(79)	37.02

Outstanding as of December 31, 2007	2,810	36.98	9.26	$4

Exercisable as of December 31, 2007	5	37.05	4.54	$—

TIME WARNER CABLE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2007, the number, weighted-average exercise price, aggregate intrinsic value and weighted-average remaining contractual term of TWC stock options vested and expected to vest approximate amounts for options outstanding. As of December 31, 2007, 91 million shares were available for future grants of TWC stock options. Total unrecognized compensation cost related to unvested TWC stock options as of December 31, 2007, without taking into account expected forfeitures, is $24 million and is expected to be recognized over a weighted-average period of three years.

The weighted-average fair value of a TWC stock option granted during the year ended December 31, 2007 was $13.30 ($7.98, net of tax). No TWC stock options were exercised during the year ended December 31, 2007.

TWC Restricted Stock Units

The following table summarizes information about unvested TWC RSU awards as of December 31, 2007:

		Weighted-
		Average
	Number of	Grant Date
	Units	Fair Value
	(in thousands)

Granted	2,166	$36.98
Vested	(5)	37.05
Forfeited	(58)	37.01

Unvested as of December 31, 2007	2,103	36.98

As of December 31, 2007, the intrinsic value of unvested TWC RSU awards was $58 million. Total unrecognized compensation cost related to unvested TWC RSU awards as of December 31, 2007, without taking into account expected forfeitures, is $50 million and is expected to be recognized over a weighted-average period of three years. The fair value of TWC RSU awards that vested during the year ended December 31, 2007 was not material.

Equity-based Compensation Expense

Compensation expense recognized for Time Warner and TWC equity-based compensation plans for the years ended December 31, 2007, 2006 and 2005 is as follows (in millions):

	Years Ended December 31,
	2007	2006	2005

Time Warner Equity Plans:
Compensation cost recognized:
Stock options	$15	$29	$53
Restricted stock and restricted stock units	2	4	—

Total impact on Operating Income	$17	$33	$53

Tax benefit recognized	$7	$13	$20

TWC Equity Plans:
Compensation cost recognized:
Stock options	$14	$—	$—
Restricted stock units	28	—	—

Total impact on Operating Income	$42	$—	$—

Tax benefit recognized	$17	$—	$—

TIME WARNER CABLE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

11.	EMPLOYEE BENEFIT PLANS

Defined Benefit Plans

The Company participates in various funded and unfunded noncontributory defined benefit pension plans administered by Time Warner. Pension benefits are determined based on formulas that reflect the employees’ years of service and compensation during their employment period and participation in the plans. TWC uses a December 31 measurement date for its plans. A summary of activity for the defined benefit pension plans is as follows (in millions):

	December 31,
	2007	2006

Change in Benefit Obligation:
Projected benefit obligation, beginning of year	$1,042	$937
Service cost	75	63
Interest cost	68	58
Actuarial (gain) loss	38	(4)
Benefits paid	(21)	(16)
Remeasurement impact of the Transactions(a)	18	—
Net periodic benefit costs from discontinued operations	—	4

Projected benefit obligation, end of year	$1,220	$1,042

Accumulated benefit obligation, end of year	$1,001	$867

Change in Plan Assets:
Fair value of plan assets, beginning of year	$1,142	$927
Actual return on plan assets	65	130
Employer contributions	1	101
Benefits paid	(21)	(16)

Fair value of plan assets, end of year	$1,187	$1,142

Funded Status:
Fair value of plan assets	$1,187	$1,142
Projected benefit obligation	1,220	1,042

Funded status, amount recognized	$(33)	$100

(a)	On August 1, 2007, the former employees of Adelphia and Comcast who became employees of TWC became eligible to participate in the pension plans, which resulted in a remeasurement of those plans as of that date.

Amounts recognized in the consolidated balance sheet consisted of (in millions):

	December 31,
	2007	2006

Noncurrent asset	$4	$132
Current liability	(2)	(1)
Noncurrent liability	(35)	(31)

	$(33)	$100

Accumulated other comprehensive loss:
Net actuarial loss	$287	$217

TIME WARNER CABLE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Included in the change in benefit obligation table above are the following projected benefit obligations, accumulated benefit obligations and fair value of plan assets at the end of the year for the unfunded defined benefit pension plan (in millions):

	December 31,
	2007	2006

Projected benefit obligation	$37	$33
Accumulated benefit obligation	40	35
Fair value of plan assets, end of year	—	—

For the funded defined benefit pension plans, plan assets exceeded the accumulated benefit obligations and projected benefit obligations as of December 31, 2007 and 2006.

The components of net periodic benefit costs from continuing operations are as follows (in millions):

	Years Ended December 31,
	2007	2006	2005

Service cost	$75	$63	$49
Interest cost	68	58	51
Expected return on plan assets	(90)	(73)	(64)
Amounts amortized	11	29	21

Net periodic benefit costs	$64	$77	$57

The estimated amounts that will be amortized from accumulated other comprehensive loss into net periodic benefit cost in 2008 include an actuarial loss of $17 million.

In addition, certain employees of TWC participate in multi-employer pension plans, not included in the net periodic costs above, for which the expense was $28 million in 2007, $24 million in 2006 and $21 million in 2005.

Weighted-average assumptions used to determine benefit obligations at December 31, 2007, 2006 and 2005 are as follows:

	December 31,
	2007	2006	2005

Discount rate	6.00%	6.00%	5.75%
Rate of compensation increase	4.50%	4.50%	4.50%

Weighted-average assumptions used to determine net periodic benefit cost for the years ended December 31, 2007, 2006 and 2005 are as follows:

	Years Ended December 31,
	2007	2006	2005

Discount rate	6.00%(a)	5.75%	6.00%
Expected long-term return on plan assets	8.00%	8.00%	8.00%
Rate of compensation increase	4.50%	4.50%	4.50%

(a)	Due to the Transactions, the pension plans were remeasured on August 1, 2007 using a discount rate of 6.25%.

The discount rate was determined by comparison against the Moody’s Aa Corporate Index rate, adjusted for coupon frequency and duration of the obligation. The resulting discount rate is supported by periodic matching of plan liability cash flows to a pension yield curve constructed of a large population of high-quality corporate bonds. A decrease in the discount rate of 25 basis points, from 6.00% to 5.75%, while holding all other assumptions constant, would have resulted in an increase in the TWC’s pension expense of approximately $13 million in 2007.

TIME WARNER CABLE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In developing the expected long-term rate of return on assets, the Company considered the pension portfolio’s composition, past average rate of earnings and discussions with portfolio managers. The expected long-term rate of return is based on an asset allocation assumption of 75% equity securities and 25% fixed-income securities, which approximated the actual allocation as of December 31, 2007. A decrease in the expected long-term rate of return of 25 basis points, from 8.00% to 7.75%, while holding all other assumptions constant, would have resulted in an increase in the Company’s pension expense of approximately $3 million in 2007.

As of December 31, 2006, the Company converted to the RP-2000 Mortality Table for calculating the year-end 2007 and year-end 2006 pension obligations and 2007 expense. The impact of this change increased consolidated pension expense for 2007 by $9 million. Additional demographic assumptions such as retirement and turnover rates were also updated to reflect recent plan experience, which increased consolidated pension expense for 2007 by $8 million.

The pension assets are held in a master trust with plan assets of another Time Warner defined benefit pension plan (the “Master Trust”). The Master Trust’s assets include 4.4 million shares of Time Warner common stock in the amount of $73 million (2% of total plan assets held in the Master Trust) as of December 31, 2007 and 4.4 million shares in the amount of $97 million (3% of total plan assets held in the Master Trust) as of December 31, 2006. The Master Trust’s weighted-average asset allocations by asset category are as follows: 79% equity securities and 21% fixed-income securities as of December 31, 2007 and 77% equity securities and 23% fixed-income securities as of December 31, 2006.

The Company’s investment policy for its pension plans is to maximize the long-term rate of return on plan assets within an acceptable level of risk while maintaining adequate funding levels. The Company’s current broad strategic targets are to have a pension assets portfolio comprising 75% equity securities and 25% fixed-income securities, both within a target range of +/- five percentage points. Within equity securities, the Company’s objective is to achieve asset diversity in order to increase return and reduce volatility. The Company has asset allocation policy target ranges for growth and value U.S. equity securities; large, mid, and small capitalization U.S. equity securities; international equity securities; and alternative investments. The Company’s fixed-income securities are investment grade in aggregate. A portion of the fixed-income allocation is reserved in short-term cash investments to provide for expected pension benefits to be paid in the short term.

The Company continuously monitors the performance of the overall pension assets portfolio, asset allocation policies, and the performance of individual pension assets managers and makes adjustments and changes, as required. Every five years, or more frequently if appropriate, the Company conducts a broad strategic review of its portfolio construction and asset-allocation policies. The Company does not manage any assets internally, does not have any passive investments in index funds, and does not utilize futures, options, or other derivative instruments or hedging with regards to the pension plan (although the investment mandate of some pension asset managers allows limited use of derivatives as components of their standard portfolio management strategies).

After considering the funded status of the Company’s defined benefit pension plans, movements in the discount rate, investment performance and related tax consequences, the Company may choose to make contributions to its pension plans in any given year. As of December 31, 2007, there were no minimum required contributions for TWC’s funded plans. The Company expects to make discretionary cash contributions of approximately $150 million to its funded plans during 2008, subject to market conditions and other considerations. For the Company’s unfunded plan, contributions will continue to be made to the extent benefits are paid. Benefit payments for the unfunded plan are expected to be $2 million in 2008.

Benefit payments for the Company’s defined benefit pension plans related to continuing operations, including the unfunded plan previously discussed, are expected to be $19 million in 2008, $22 million in 2009, $25 million in 2010, $29 million in 2011, $34 million in 2012 and $267 million in 2013 to 2017.

TIME WARNER CABLE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Defined Contribution Plans

TWC employees also participate in a defined contribution plan, the TWC Savings Plan, for which the expense for employer matching contributions totaled $59 million in 2007, $47 million in 2006 and $39 million in 2005. The Company’s contributions to the TWC Savings Plan are primarily based on a percentage of the employees’ elected contributions and are subject to plan provisions.

12.	RELATED PARTIES

In the normal course of conducting its business, the Company has various transactions with Time Warner, affiliates and subsidiaries of Time Warner, Comcast and the equity-method investees of TWC. Effective August 1, 2006, as a result of the completion of the Redemptions, Comcast is no longer a related party. A summary of these transactions is as follows for the years ended December 31, 2007, 2006 and 2005 (in millions):

	Years Ended December 31,
	2007	2006	2005

Revenues:
Advertising	$11	$9	$10
AOL broadband subscriptions	8	19	26
Road Runner revenues from TWC’s unconsolidated cable television systems joint ventures(a)	—	65	68
Other	1	1	2

Total	$20	$94	$106

Costs of revenues:
Programming services provided by subsidiaries of Time Warner and affiliates	$(1,004)	$(718)	$(553)
Programming services provided by affiliates of Comcast	—	(29)	(43)
Connectivity services provided by subsidiaries of Time Warner and affiliates	(4)	(39)	(18)
Other costs charged by subsidiaries of Time Warner and affiliates	(4)	(33)	(12)
Other costs charged by equity investees	(12)	(11)	(11)

Total	$(1,024)	$(830)	$(637)

Selling, general and administrative expenses:
Management fee income from unconsolidated cable television system joint ventures(a)	$—	$28	$42
Fees paid to Time Warner for reimbursement of certain administrative support functions and related overhead costs	(14)	(13)	(8)
Transactions with subsidiaries of Time Warner and affiliates	(2)	(6)	(10)

Total	$(16)	$9	$24

Interest expense, net:
Interest income on amounts receivable from unconsolidated cable television system joint ventures(a)	$—	$39	$35
Interest expense paid to Time Warner(b)	—	(112)	(193)

Total	$—	$(73)	$(158)

(a)	Amounts represent transactions with TKCCP, an equity-method investee, prior to the distribution of its assets on January 1, 2007. Refer to Note 4 for further details regarding the dissolution of TKCCP.
(b)	Amounts represent interest paid to ATC, a subsidiary of Time Warner, in connection with its $2.4 billion mandatorily redeemable preferred equity interest in TWE, which ATC contributed to TW NY Holding, a subsidiary of TWC, in connection with the Transactions on July 28, 2006. Refer to Note 4 for further details.

Reimbursements of Programming Expense

A subsidiary of Time Warner previously agreed to assume a portion of the cost of TWC’s contractual carriage arrangements with a programmer in order to secure other forms of content from the same programmer over time periods consistent with the terms of the respective TWC carriage contract. The amount assumed represented Time

TIME WARNER CABLE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Warner’s best estimate of the fair value of the other content acquired by the Time Warner subsidiary at the time the agreements were executed. Under this arrangement, the Time Warner subsidiary makes periodic payments to TWC that are classified as a reduction of programming costs in the consolidated statement of operations. Payments received or receivable under this agreement totaled $35 million in 2007, $36 million in 2006 and $30 million in 2005.

13.	SHAREHOLDERS’ EQUITY

TWC is authorized to issue up to 20 billion shares of Class A common stock, par value $0.01 per share, and 5 billion shares of Class B common stock, par value $0.01 per share. As of December 31, 2007, 902 million shares of Class A common stock and 75 million shares of Class B common stock were issued and outstanding. TWC is also authorized to issue up to 1 billion shares of preferred stock, par value $0.01 per share; however, no preferred shares have been issued, nor does the Company have any current plans to issue any preferred shares.

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

On July 31, 2006, in connection with the TWC Redemption, Comcast’s 17.9% interest in TWC’s outstanding Class A common stock was redeemed, and in connection with the Adelphia Acquisition, shares representing 17.3% of TWC’s outstanding Class A common stock were issued to Adelphia for the assets TWC acquired, both of which are discussed more fully in Note 4.

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

As of December 31, 2007, Time Warner holds an 84.0% economic interest TWC (representing a 90.6% voting interest), through ownership of 82.7% of TWC’s Class A common stock and all of the outstanding shares of TWC’s Class B common stock.

14.	COMMITMENTS AND CONTINGENCIES

Prior to the TWE Restructuring, TWE had various contingent commitments, including guarantees, related to the TWE non-cable businesses. In connection with the TWE Restructuring, some of these commitments were not transferred with their applicable non-cable business and they remain contingent commitments of TWE. Time Warner and its subsidiary, WCI, have agreed, on a joint and several basis, to indemnify TWE from and against any and all of these contingent liabilities, but TWE remains a party to these commitments.

TWC has cable franchise agreements containing provisions requiring the construction of cable plant and the provision of services to customers within the franchise areas. In connection with these obligations under existing franchise agreements, TWC obtains surety bonds or letters of credit guaranteeing performance to municipalities and public utilities and payment of insurance premiums. Such surety bonds and letters of credit as of December 31, 2007

TIME WARNER CABLE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

and 2006 totaled $299 million and $328 million, respectively. Payments under these arrangements are required only in the event of nonperformance. TWC does not expect that these contingent commitments will result in any amounts being paid in the foreseeable future.

Contractual Obligations

The Company has obligations under certain contractual arrangements to make future payments for goods and services. These contractual obligations secure the future rights to various assets and services to be used in the normal course of operations. For example, the Company is contractually committed to make certain minimum lease payments for the use of property under operating lease agreements. In accordance with applicable accounting rules, the future rights and obligations pertaining to firm commitments, such as operating lease obligations and certain purchase obligations under contracts, are not reflected as assets or liabilities in the consolidated balance sheet.

The following table summarizes the Company’s aggregate contractual obligations at December 31, 2007, excluding obligations related to long-term debt and preferred equity that are discussed in Note 8, and the estimated timing and effect that such obligations are expected to have on the Company’s liquidity and cash flows in future periods. TWC expects to fund these obligations with cash provided by operating activities generated in the ordinary course of business.

		2009-	2011-	2013 and
	2008	2010	2012	thereafter	Total
	(in millions)

Programming purchases(a)	$2,955	$4,574	$2,964	$812	$11,305
Facility leases(b)	101	174	143	324	742
Data processing services	47	93	83	6	229
High-speed data connectivity(c)	49	39	4	20	112
Digital Phone connectivity(d)	314	616	232	—	1,162
Set-top box and modem purchases	71	—	—	—	71
Other	74	60	4	8	146

Total	$3,611	$5,556	$3,430	$1,170	$13,767

(a)	Programming purchases represent contracts that the Company has with cable television networks to provide programming services to its subscribers. Typically, these arrangements provide that the Company purchase cable television programming for a certain number of subscribers as long as the Company is providing cable services to such number of subscribers. There is generally no obligation to purchase these services if the Company is not providing cable services. Programming fees represent a significant portion of its costs of revenues. Future fees under such contracts are based on numerous variables, including number and type of customers. The amounts included above represent estimates of future programming costs based on subscriber numbers at December 31, 2007 applied to the per-subscriber contractual rates contained in the contracts that were in effect as of December 31, 2007, for which the Company does not have the right to cancel the contract or for contracts with a guaranteed minimum commitment.
(b)	The Company has facility lease obligations under various operating leases including minimum lease obligations for real estate and operating equipment.
(c)	High-speed data connectivity obligations are based on the contractual terms for bandwidth circuits that were in use at December 31, 2007.
(d)	Digital Phone connectivity obligations relate to transport, switching and interconnection services that allow for the origination and termination of local and long-distance telephony traffic. These expenses also include related technical support services. There is generally no obligation to purchase these services if the Company is not providing Digital Phone service. The amounts included above are based on the number of Digital Phone subscribers at December 31, 2007 and the per-subscriber contractual rates contained in the contracts that were in effect as of December 31, 2007.

The Company’s total rent expense, which primarily includes facility rental expense and pole attachment rental fees, amounted to $182 million in 2007, $149 million in 2006 and $98 million in 2005.

Legal Proceedings

On September 20, 2007, Brantley, et al. v. NBC Universal, Inc., et al. was filed in the U.S. District Court for the Central District of California against the Company and Time Warner. The complaint, which also names as defendants several other programming content providers (collectively, the “programmer defendants”) as well as other cable and satellite providers (collectively, the “distributor defendants”), alleges violations of Sections 1 and 2 of the Sherman Antitrust Act. Among other things, the complaint alleges coordination between and among the

TIME WARNER CABLE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

programmer defendants to sell and/or license programming on a “bundled” basis to the distributor defendants, who in turn purportedly offer that programming to subscribers in packaged tier, rather than on a per channel (or “à la carte”) basis. Plaintiffs, who seek to represent a purported nationwide class of cable and satellite subscribers, demand, among other things, unspecified treble monetary damages and an injunction to compel the offering of channels to subscribes on an “à la carte” basis. On December 21, 2007, the programmer defendants, including Time Warner, and the distributor defendants, including TWC, filed motions to dismiss the amended complaint. The Company intends to defend against this lawsuit vigorously.

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

On June 16, 1998, plaintiffs in Andrew Parker and Eric DeBrauwere, et al. v. Time Warner Entertainment Company, L.P. and Time Warner Cable filed a purported nationwide class action in U.S. District Court for the Eastern District of New York claiming that TWE sold its subscribers’ personally identifiable information and failed to inform subscribers of their privacy rights in violation of the Cable Communications Policy Act of 1984 and common law. The plaintiffs seek damages and declaratory and injunctive relief. On August 6, 1998, TWE filed a motion to dismiss, which was denied on September 7, 1999. On December 8, 1999, TWE filed a motion to deny class certification, which was granted on January 9, 2001 with respect to monetary damages, but denied with respect to injunctive relief. On June 2, 2003, the U.S. Court of Appeals for the Second Circuit vacated the District Court’s decision denying class certification as a matter of law and remanded the case for further proceedings on class certification and other matters. On May 4, 2004, plaintiffs filed a motion for class certification, which the Company opposed. On October 25, 2005, the court granted preliminary approval of a class settlement arrangement on terms that were not material to the Company. A final settlement approval hearing was held on May 19, 2006. On January 26, 2007, the court denied approval of the settlement, and so the matter remains pending. The Company intends to defend against this lawsuit vigorously.

Certain Patent Litigation

On September 1, 2006, Ronald A. Katz Technology Licensing, L.P. (“Katz”) filed a complaint in the U.S. District Court for the District of Delaware alleging that TWC and several other cable operators, among other defendants, infringe a number of patents purportedly relating to the Company’s customer call center operations, voicemail and/or VOD services. The plaintiff is seeking unspecified monetary damages as well as injunctive relief. On March 20, 2007, this case, together with other lawsuits filed by Katz, was made subject to a Multidistrict Litigation (“MDL”) Order transferring the case for pretrial proceedings to the U.S. District Court for the Central District of California. The Company intends to defend against this lawsuit vigorously.

On July 14, 2006, Hybrid Patents Inc. filed a complaint in the U.S. District Court for the Eastern District of Texas alleging that the Company and a number of other cable operators infringed a patent purportedly relating to high-speed data and IP-based telephony services. The plaintiff is seeking unspecified monetary damages as well as injunctive relief. The Company intends to defend against the claim vigorously.

On June 1, 2006, Rembrandt Technologies, LP (“Rembrandt”) filed a complaint in the U.S. District Court for the Eastern District of Texas alleging that the Company and a number of other cable operators infringed several patents purportedly related to a variety of technologies, including high-speed data and IP-based telephony services. In addition, on September 13, 2006, Rembrandt filed a complaint in the U.S. District Court for the Eastern District of Texas alleging that the Company infringes several patents purportedly related to “high-speed cable modem internet products and services.” In each of these cases, the plaintiff is seeking unspecified monetary damages as well as injunctive relief. On June 18, 2007, these cases, along with other lawsuits filed by Rembrandt, were made subject

TIME WARNER CABLE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

to an MDL Order transferring the case for pretrial proceedings to the U.S. District Court for the District of Delaware. The Company intends to defend against these lawsuits vigorously.

On April 26, 2005, Acacia Media Technologies (“AMT”) filed suit against TWC in the U.S. District Court for the Southern District of New York alleging that TWC infringes several patents held by AMT. AMT has publicly taken the position that delivery of broadcast video (except live programming such as sporting events), pay-per-view, VOD and ad insertion services over cable systems infringe its patents. AMT has brought similar actions regarding the same patents against numerous other entities, and all of the previously pending litigations have been made the subject of an MDL Order consolidating the actions for pretrial activity in the U.S. District Court for the Northern District of California. On October 25, 2005, the TWC action was consolidated into the MDL proceedings. The plaintiff is seeking unspecified monetary damages as well as injunctive relief. The Company intends to defend against this lawsuit vigorously.

From time to time, the Company receives notices from third parties claiming that it infringes their intellectual property rights. Claims of intellectual property infringement could require TWC to enter into royalty or licensing agreements on unfavorable terms, incur substantial monetary liability or be enjoined preliminarily or permanently from further use of the intellectual property in question. In addition, certain agreements entered may require the Company to indemnify the other party for certain third-party intellectual property infringement claims, which could increase the Company’s damages and its costs of defending against such claims. Even if the claims are without merit, defending against the claims can be time consuming and costly.

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

15.	ADDITIONAL FINANCIAL INFORMATION

Other Cash Flow Information

Additional financial information with respect to cash (payments) and receipts is as follows (in millions):

	Years Ended December 31,
	2007	2006	2005

Cash paid for interest	$(855)	$(667)	$(507)
Interest income received	10	5	—

Cash paid for interest, net	$(845)	$(662)	$(507)

Cash paid for income taxes	$(298)	$(478)	$(541)
Cash refunds of income taxes	6	4	6

Cash paid for income taxes, net	$(292)	$(474)	$(535)

Noncash financing activities for the year ended December 31, 2007 included TWC’s 50% equity interest in the Houston Pool of TKCCP, valued at $880 million, delivered as the purchase price for Comcast’s 50% equity interest in the Kansas City Pool of TKCCP.

Noncash financing and investing activities for the year ended December 31, 2006 included shares of TWC’s common stock, valued at approximately $5.5 billion, delivered as part of the purchase price for the assets acquired in the Adelphia Acquisition, mandatorily redeemable preferred equity, valued at $2.4 billion, contributed by ATC to

TIME WARNER CABLE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

TW NY Holding in connection with the TWE Redemption, Urban Cable, with a fair value of $190 million, transferred as part of the Exchange, and cable systems with a fair value of approximately $3.1 billion transferred by TWC in the Redemptions.

Interest Expense, Net

Interest expense, net consists of (in millions):

	Years Ended December 31,
	2007	2006	2005

Interest income	$13	$44	$37
Interest expense	(907)	(690)	(501)

Total interest expense, net	$(894)	$(646)	$(464)

Video, High-speed Data and Voice Direct Costs

Direct costs associated with the video, high-speed data and voice services (included within costs of revenues) consist of (in millions):

	Years Ended December 31,
	2007	2006	2005

Video	$3,534	$2,523	$1,889
High-speed data	164	156	102
Voice	455	309	122

Total direct costs	$4,153	$2,988	$2,113

The direct costs associated with the video service include video programming costs. The direct costs associated with the high-speed data and voice services include network connectivity and certain other costs.

Other Current Liabilities

Other current liabilities consists of (in millions):

	December 31,
	2007	2006

Accrued compensation and benefits	$310	$275
Accrued franchise fees	169	162
Accrued sales and other taxes	127	148
Accrued insurance	133	66
Accrued interest	193	130
Accrued advertising and marketing support	71	97
Other accrued expenses	234	235

Total other current liabilities	$1,237	$1,113

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

Management conducted an evaluation of the effectiveness of the Company’s system of internal control over financial reporting as of December 31, 2007 based on the framework set forth in “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its evaluation, management concluded that, as of December 31, 2007, the Company’s internal control over financial reporting is effective based on the specified criteria.

The effectiveness of the Company’s internal control over financial reporting has been audited by the Company’s independent auditor, Ernst & Young LLP, a registered public accounting firm, as stated in their report at page 123 herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and
Shareholders of Time Warner Cable Inc.

We have audited the accompanying consolidated balance sheet of Time Warner Cable Inc. (“the Company”) as of December 31, 2007 and 2006, and the related consolidated statements of operations, cash flows and shareholders’ equity for each of the three years in the period ended December 31, 2007. Our audits also included the Supplementary Information and Financial Statement Schedule II listed in the index at Item 15(a). These financial statements, supplementary information and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements, supplementary information and financial statement schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Time Warner Cable Inc. at December 31, 2007 and 2006, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related supplementary information and financial statement schedule, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, as of January 1, 2007, the Company adopted the provisions of Emerging Issues Task Force Issue No. 06-2, Accounting for Sabbatical Leave and Other Similar Benefits, and Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Time Warner Cable Inc.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 21, 2008 expressed an unqualified opinion thereon.

ERNST & YOUNG LLP

Charlotte, North Carolina
February 21, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and
Shareholders of Time Warner Cable Inc.

We have audited Time Warner Cable Inc.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). The Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, Time Warner Cable Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the COSO criteria.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Time Warner Cable Inc. as of December 31, 2007 and 2006, and the related consolidated statements of operations, cash flows and shareholders’ equity for each of the three years in the period ended December 31, 2007 of Time Warner Cable Inc. and our report dated February 21, 2008 expressed an unqualified opinion thereon.

ERNST & YOUNG LLP

Charlotte, North Carolina
February 21, 2008

TIME WARNER CABLE INC.
SELECTED FINANCIAL INFORMATION

The selected financial information set forth below for each of the three years in the period ended December 31, 2007 has been derived from and should be read in conjunction with the audited financial statements and other financial information presented elsewhere herein. The selected financial information set forth below for the years ended December 31, 2004 and 2003 has been derived from audited financial statements not included herein. Capitalized terms are as defined and described in the consolidated financial statements or elsewhere herein.

	Years Ended December 31,
	2007	2006	2005	2004	2003
	(in millions, except per share data)

Selected Operating Statement Information:(a)
Revenues:
Video	$10,165	$7,632	$6,044	$5,706	$5,351
High-speed data	3,730	2,756	1,997	1,642	1,331
Voice	1,193	715	272	29	1
Advertising	867	664	499	484	437

Total revenues	15,955	11,767	8,812	7,861	7,120
Total costs and expenses(b)	13,189	9,588	7,026	6,307	5,818

Operating Income(b)	2,766	2,179	1,786	1,554	1,302
Interest expense, net	(894)	(646)	(464)	(465)	(492)
Income from equity investments, net	11	129	43	41	33
Minority interest expense, net	(165)	(108)	(64)	(56)	(59)
Other income, net(c)	145	2	1	11	—

Income from continuing operations before income taxes	1,863	1,556	1,302	1,085	784
Income tax provision	(740)	(620)	(153)	(454)	(327)

Income from continuing operations	1,123	936	1,149	631	457
Discontinued operations, net of tax	—	1,038	104	95	207
Cumulative effect of accounting change, net of tax(d)	—	2	—	—	—

Net income	$1,123	$1,976	$1,253	$726	$664

Per share of common stock:
Basic income per common share from continuing operations	$1.15	$0.95	$1.15	$0.63	$0.48
Discontinued operations	—	1.05	0.10	0.10	0.22
Cumulative effect of accounting change	—	—	—	—	—

Basic net income per common share	$1.15	$2.00	$1.25	$0.73	$0.70

Diluted income per common share from continuing operations	$1.15	$0.95	$1.15	$0.63	$0.48
Discontinued operations	—	1.05	0.10	0.10	0.22
Cumulative effect of accounting change	—	—	—	—	—

Diluted net income per common share	$1.15	$2.00	$1.25	$0.73	$0.70

Average common shares:
Basic	976.9	990.4	1,000.0	1,000.0	955.3

Diluted	977.2	990.4	1,000.0	1,000.0	955.3

	December 31,
	2007	2006	2005	2004	2003
	(in millions)

Selected Balance Sheet Information:(a)
Cash and equivalents	$232	$51	$12	$102	$329
Total assets	56,600	55,821	43,724	43,189	42,950
Total debt and preferred equity	13,877	14,732	6,863	7,299	8,368
Cash dividends declared per common share	—	—	—	—	—

(a)	The following items impact the comparability of results from period to period: (i) on January 1, 2007, TWC began consolidating the results of the Kansas City Pool it received upon the distribution of the assets of TKCCP, which previously was accounted for as an equity-method investee and (ii) on July 31, 2006, a subsidiary of TWC and Comcast completed the Transactions. Refer to Note 4 for further details.
(b)	Total costs and expenses and Operating Income includes merger-related costs and restructuring costs of $23 million in 2007, $56 million in 2006, $42 million in 2005 and $15 million in 2003 (none in 2004).
(c)	Other income, net, includes a pretax gain of $146 million in 2007 related to the sale of TWC’s 50% equity interest in the Houston Pool of TKCCP. Refer to Note 4 for further details.
(d)	Cumulative effect of accounting change, net of tax, includes a benefit of $2 million in 2006 related to the cumulative effect of a change in accounting principle in connection with the adoption of FAS 123R.

TIME WARNER CABLE INC.
QUARTERLY FINANCIAL INFORMATION
(Unaudited)

	Quarters Ended
	March 31,	June 30,	September, 30	December 31,
	(in millions, except per share data)

2007(a)
Revenues:
Subscription	$3,662	$3,788	$3,780	$3,858
Advertising	189	226	221	231

Total revenues	3,851	4,014	4,001	4,089
Operating Income	579	711	681	795
Net income	276	272	248	327
Basic and diluted net income per common share	0.28	0.28	0.25	0.33
Cash provided by operating activities	1,006	1,198	1,049	1,310
Common stock—high	39.01	40.03	42.11	33.74
Common stock—low	35.93	36.10	30.77	23.60

2006(a)
Revenues:
Subscription	$2,276	$2,389	$3,031	$3,407
Advertising	109	133	178	244

Total revenues	2,385	2,522	3,209	3,651
Operating Income	452	544	550	633
Income from continuing operations	204	260	226	246
Discontinued operations, net of tax	31	33	954	20
Cumulative effect of accounting change, net of tax	2	—	—	—
Net income	237	293	1,180	266
Basic and diluted income per common share from continuing operations	0.20	0.26	0.23	0.25
Basic and diluted net income per common share	0.23	0.29	1.20	0.27
Cash provided by operating activities	782	759	1,020	1,034

(a)	Per common share amounts for the quarters and full years have each been calculated separately. Accordingly, quarterly amounts may not sum to the annual amounts because of differences in the weighted-average common shares outstanding during each period.

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

The accounting bases in all subsidiaries, including goodwill and identified intangible assets, have been allocated to the applicable subsidiaries. Interest income (expense) is determined based on third-party debt and the relevant intercompany amounts within the respective legal entity.

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

TIME WARNER CABLE INC.
SUPPLEMENTARY INFORMATION
CONDENSED CONSOLIDATING FINANCIAL STATEMENTS—(Continued)

Consolidating Balance Sheet
December 31, 2007

			Non-
	Parent	Guarantor	Guarantor		TWC
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(in millions)

ASSETS
Current assets
Cash and equivalents(a)	$185	$3,458	$—	$(3,411)	$232
Receivables, net	—	171	572	—	743
Receivables from affiliated parties	719	2	359	(1,078)	2
Deferred income tax assets	91	52	52	(104)	91
Prepaid expenses and other current assets	5	40	50	—	95

Total current assets	1,000	3,723	1,033	(4,593)	1,163
Investments in and amounts due (to) from consolidated subsidiaries	50,704	23,223	9,752	(83,679)	—
Investments	13	38	684	—	735
Property, plant and equipment, net	—	3,268	9,605	—	12,873
Intangible assets subject to amortization, net	—	6	713	—	719
Intangible assets not subject to amortization	—	8,150	30,775	—	38,925
Goodwill	4	3	2,110	—	2,117
Other assets	35	4	29	—	68

Total assets	$51,756	$38,415	$54,701	$(88,272)	$56,600

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$—	$41	$376	$—	$417
Deferred revenue and subscriber-related liabilities	—	59	105	—	164
Payables to affiliated parties	30	408	844	(1,078)	204
Accrued programming expense	—	308	201	—	509
Other current liabilities	82	569	586	—	1,237
Current liabilities of discontinued operations	—	3	2	—	5

Total current liabilities	112	1,388	2,114	(1,078)	2,536
Long-term debt	10,240	3,337	—	—	13,577
Mandatorily redeemable preferred membership units issued by a subsidiary	—	—	300	—	300
Mandatorily redeemable preferred equity issued by a subsidiary	—	2,400	—	(2,400)	—
Deferred income tax liabilities, net	13,244	7,008	7,008	(13,969)	13,291
Long-term payables to affiliated parties	3,411	416	8,704	(12,495)	36
Other liabilities	43	180	207	—	430
Noncurrent liabilities of discontinued operations	—	—	—	—	—
Minority interests	—	3,116	—	(1,392)	1,724
Shareholders’ equity
Due (to) from TWC and subsidiaries	—	450	(350)	(100)	—
Other shareholders’ equity	24,706	20,120	36,718	(56,838)	24,706

Total shareholders’ equity	24,706	20,570	36,368	(56,938)	24,706

Total liabilities and shareholders’ equity	$51,756	$38,415	$54,701	$(88,272)	$56,600

(a)	Cash and equivalents at the Guarantor Subsidiaries primarily represents TWE’s intercompany amounts receivable from TWC under TWC’s internal investment program. Amounts bear interest at TWC’s prevailing commercial paper rates minus 0.025% and are settled daily.

TIME WARNER CABLE INC.
SUPPLEMENTARY INFORMATION
CONDENSED CONSOLIDATING FINANCIAL STATEMENTS—(Continued)

Consolidating Balance Sheet
December 31, 2006

			Non-
	Parent	Guarantor	Guarantor		TWC
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(in millions)

ASSETS
Current assets
Cash and equivalents(a)	$51	$2,304	$—	$(2,304)	$51
Receivables, net	—	182	450	—	632
Receivables from affiliated parties	306	12	162	(382)	98
Deferred income tax assets	78	45	45	(90)	78
Prepaid expenses and other current assets	12	11	54	—	77
Current assets of discontinued operations	—	26	26	—	52

Total current assets	447	2,580	737	(2,776)	988
Investments in and amounts due (to) from consolidated subsidiaries	49,358	22,281	8,040	(79,679)	—
Investments	4	34	2,034	—	2,072
Property, plant and equipment, net	—	3,239	8,362	—	11,601
Intangible assets subject to amortization, net	—	18	858	—	876
Intangible assets not subject to amortization	—	8,150	29,901	—	38,051
Goodwill	—	2	2,057	—	2,059
Other assets	144	2	28	—	174

Total assets	$49,953	$36,306	$52,017	$(82,455)	$55,821

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$—	$162	$354	$—	$516
Deferred revenue and subscriber-related liabilities	—	54	102	—	156
Payables to affiliated parties	—	226	321	(382)	165
Accrued programming expense	—	263	261	—	524
Other current liabilities	41	442	630	—	1,113
Current liabilities of discontinued operations	—	6	10	—	16

Total current liabilities	41	1,153	1,678	(382)	2,490
Long-term debt	11,077	3,351	—	—	14,428
Mandatorily redeemable preferred membership units issued by a subsidiary	—	—	300	—	300
Mandatorily redeemable preferred equity issued by a subsidiary	—	2,400	—	(2,400)	—
Deferred income tax obligations, net	12,934	6,676	6,722	(13,352)	12,980
Long-term payables to affiliated parties	2,304	297	8,709	(11,173)	137
Other liabilities	33	114	149	—	296
Noncurrent liabilities of discontinued operations	—	—	2	—	2
Minority interests	—	2,826	—	(1,202)	1,624
Shareholders’ equity
Due (to) from TWC and subsidiaries	—	343	(848)	505	—
Other shareholders’ equity	23,564	19,146	35,305	(54,451)	23,564

Total shareholders’ equity	23,564	19,489	34,457	(53,946)	23,564

Total liabilities and shareholders’ equity	$49,953	$36,306	$52,017	$(82,455)	$55,821

(a)	Cash and equivalents at the Guarantor Subsidiaries represents TWE’s intercompany amounts receivable from TWC under TWC’s internal investment program. Amounts bear interest at TWC’s prevailing commercial paper rates minus 0.025% and are settled daily.

TIME WARNER CABLE INC.
SUPPLEMENTARY INFORMATION
CONDENSED CONSOLIDATING FINANCIAL STATEMENTS—(Continued)

Consolidating Statement of Operations
Year Ended December 31, 2007

			Non-
	Parent	Guarantor	Guarantor		TWC
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
			(in millions)

Revenues	$—	$3,360	$12,761	$(166)	$15,955

Costs of revenues	—	1,649	6,059	(166)	7,542
Selling, general and administrative	—	532	2,116	—	2,648
Depreciation	—	640	2,064	—	2,704
Amortization	—	17	255	—	272
Merger-related and restructuring costs	—	9	14	—	23

Total costs and expenses	—	2,847	10,508	(166)	13,189

Operating Income	—	513	2,253	—	2,766
Equity in pretax income (loss) of consolidated subsidiaries	2,138	1,290	(151)	(3,277)	—
Interest expense, net	(264)	(499)	(131)	—	(894)
Income (loss) from equity investments, net	(9)	—	20	—	11
Minority interest expense, net	—	(7)	—	(158)	(165)
Other income (expense), net	(2)	—	147	—	145

Income before income taxes	1,863	1,297	2,138	(3,435)	1,863
Income tax provision	(740)	(525)	(536)	1,061	(740)

Net income	$1,123	$772	$1,602	$(2,374)	$1,123

TIME WARNER CABLE INC.
SUPPLEMENTARY INFORMATION
CONDENSED CONSOLIDATING FINANCIAL STATEMENTS—(Continued)

Consolidating Statement of Operations
Year Ended December 31, 2006

			Non-
	Parent	Guarantor	Guarantor		TWC
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
			(in millions)

Revenues	$—	$3,303	$8,612	$(148)	$11,767

Costs of revenues	—	1,600	3,904	(148)	5,356
Selling, general and administrative	2	607	1,517	—	2,126
Depreciation	—	599	1,284	—	1,883
Amortization	—	62	105	—	167
Merger-related and restructuring costs	—	19	37	—	56

Total costs and expenses	2	2,887	6,847	(148)	9,588

Operating Income (Loss)	(2)	416	1,765	—	2,179
Equity in pretax income (loss) of consolidated subsidiaries	1,710	1,044	(165)	(2,589)	—
Interest expense, net	(146)	(474)	(26)	—	(646)
Income (loss) from equity investments, net	(6)	—	135	—	129
Minority interest income (expense), net	—	28	—	(136)	(108)
Other income, net	—	1	1	—	2

Income from continuing operations before income taxes	1,556	1,015	1,710	(2,725)	1,556
Income tax provision	(620)	(412)	(424)	836	(620)

Income from continuing operations	936	603	1,286	(1,889)	936
Discontinued operations, net of tax	1,038	60	244	(304)	1,038
Cumulative effect of accounting change, net of tax	2	1	3	(4)	2

Net income	$1,976	$664	$1,533	$(2,197)	$1,976

TIME WARNER CABLE INC.
SUPPLEMENTARY INFORMATION
CONDENSED CONSOLIDATING FINANCIAL STATEMENTS—(Continued)

Consolidating Statement of Operations
Year Ended December 31, 2005

			Non-
	Parent	Guarantor	Guarantor		TWC
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
			(in millions)

Revenues	$—	$2,893	$6,143	$(224)	$8,812

Costs of revenues	—	1,360	2,782	(224)	3,918
Selling, general and administrative	5	491	1,033	—	1,529
Depreciation	—	528	937	—	1,465
Amortization	—	61	11	—	72
Merger-related and restructuring costs	—	41	1	—	42

Total costs and expenses	5	2,481	4,764	(224)	7,026

Operating Income (Loss)	(5)	412	1,379	—	1,786
Equity in pretax income (loss) of consolidated subsidiaries	1,371	794	(99)	(2,066)	—
Interest income (expense), net	(64)	(448)	48	—	(464)
Income from equity investments, net	—	—	43	—	43
Minority interest income (expense), net	—	17	—	(81)	(64)
Other income, net	—	1	—	—	1

Income from continuing operations before income taxes	1,302	776	1,371	(2,147)	1,302
Income tax provision	(153)	(138)	(146)	284	(153)

Income from continuing operations	1,149	638	1,225	(1,863)	1,149
Discontinued operations, net of tax	104	26	146	(172)	104

Net income	$1,253	$664	$1,371	$(2,035)	$1,253

TIME WARNER CABLE INC.
SUPPLEMENTARY INFORMATION
CONDENSED CONSOLIDATING FINANCIAL STATEMENTS—(Continued)

Consolidating Statement of Cash Flows
Year Ended December 31, 2007

			Non-
	Parent	Guarantor	Guarantor		TWC
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
			(in millions)

OPERATING ACTIVITIES
Net income	$1,123	$772	$1,602	$(2,374)	$1,123
Adjustments for noncash and nonoperating items:
Depreciation and amortization	—	657	2,319	—	2,976
Pretax gain on sale of 50% equity interest in the Houston Pool of TKCCP	—	—	(146)	—	(146)
Excess (deficiency) of distributions over equity in pretax income of consolidated subsidiaries	(2,138)	(1,290)	151	3,277	—
(Income) loss from equity investments, net of cash distributions	9	22	3	(22)	12
Minority interest expense, net	—	7	—	158	165
Deferred income taxes	317	342	342	(684)	317
Equity-based compensation expense	—	59	—	—	59
Changes in operating assets and liabilities, net of acquisitions	(242)	430	(178)	—	10
Adjustments relating to discontinued operations	—	23	24	—	47

Cash provided (used) by operating activities	(931)	1,022	4,117	355	4,563

INVESTING ACTIVITIES
Investments and acquisitions, net of cash acquired and distributions received	(22)	(6)	1	—	(27)
Investment in a wireless joint venture	—	—	(33)	—	(33)
Capital expenditures from continuing operations	—	(918)	(2,515)	—	(3,433)
Proceeds from the sale of cable systems	—	—	52	—	52
Proceeds from disposal of property, plant and equipment	—	1	8	—	9

Cash used by investing activities	(22)	(923)	(2,487)	—	(3,432)

FINANCING ACTIVITIES
Borrowings (repayments), net	(467)	—	—	(1,107)	(1,574)
Borrowings	8,387	—	—	—	8,387
Repayments	(7,679)	—	—	—	(7,679)
Net change in investments in and amounts due to and from consolidated subsidiaries	841	1,077	(1,563)	(355)	—
Principal payments on capital leases	—	—	(4)	—	(4)
Excess tax benefit from exercise of stock options	5	—	—	—	5
Distributions to owners, net	—	(22)	(2)	—	(24)
Other	—	—	(61)	—	(61)

Cash provided (used) by financing activities	1,087	1,055	(1,630)	(1,462)	(950)

INCREASE IN CASH AND EQUIVALENTS	134	1,154	—	(1,107)	181
CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	51	2,304	—	(2,304)	51

CASH AND EQUIVALENTS AT END OF PERIOD	$185	$3,458	$—	$(3,411)	$232

TIME WARNER CABLE INC.
SUPPLEMENTARY INFORMATION
CONDENSED CONSOLIDATING FINANCIAL STATEMENTS—(Continued)

Consolidating Statement of Cash Flows
Year Ended December 31, 2006

			Non-
	Parent	Guarantor	Guarantor		TWC
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
			(in millions)

OPERATING ACTIVITIES
Net income	$1,976	$664	$1,533	$(2,197)	$1,976
Adjustments for noncash and nonoperating items:
Cumulative effect of accounting change, net of tax	(2)	(1)	(3)	4	(2)
Depreciation and amortization	—	661	1,389	—	2,050
Excess (deficiency) of distributions over equity in pretax income of consolidated subsidiaries	(1,710)	(1,044)	165	2,589	—
(Income) loss from equity investments	6	—	(135)	—	(129)
Minority interest (income) expense	—	(28)	—	136	108
Deferred income taxes	240	93	93	(186)	240
Equity-based compensation	—	33	—	—	33
Changes in operating assets and liabilities, net of acquisitions	(286)	468	63	—	245
Adjustments relating to discontinued operations	(1,038)	(13)	(146)	271	(926)

Cash provided (used) by operating activities	(814)	833	2,959	617	3,595

INVESTING ACTIVITIES
Investments and acquisitions, net of cash acquired	(8,712)	(1)	(9,071)	8,555	(9,229)
Investment in a wireless joint venture	—	—	(633)	—	(633)
Capital expenditures from continuing operations	—	(966)	(1,752)	—	(2,718)
Capital expenditures from discontinued operations	—	(34)	(22)	—	(56)
Proceeds from disposal of property, plant and equipment	—	2	4	—	6
Other investment proceeds	—	—	631	—	631

Cash used by investing activities	(8,712)	(999)	(10,843)	8,555	(11,999)

FINANCING ACTIVITIES
Borrowings (repayments), net	2,065	—	—	(1,431)	634
Borrowings	10,300	—	8,702	(8,702)	10,300
Repayments	(975)	—	—	—	(975)
Issuance of mandatorily redeemable preferred membership units by a subsidiary	—	—	300	—	300
Changes in due (to) from parent and investment in subsidiary	28	1,775	(1,186)	(617)	—
Redemption of Comcast’s interest in TWC	(1,857)	(147)	—	147	(1,857)
Excess tax benefit from exercise of stock options	4	—	—	—	4
Principal payments on capital leases	—	—	(3)	—	(3)
Distributions to owners, net	—	(31)	—	—	(31)
Other	—	—	71	—	71

Cash provided by financing activities	9,565	1,597	7,884	(10,603)	8,443

INCREASE IN CASH AND EQUIVALENTS	39	1,431	—	(1,431)	39
CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	12	873	—	(873)	12

CASH AND EQUIVALENTS AT END OF PERIOD	$51	$2,304	$—	$(2,304)	$51

TIME WARNER CABLE INC.
SUPPLEMENTARY INFORMATION
CONDENSED CONSOLIDATING FINANCIAL STATEMENTS—(Continued)

Consolidating Statement of Cash Flows
Year Ended December 31, 2005

			Non-
	Parent	Guarantor	Guarantor		TWC
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
			(in millions)

OPERATING ACTIVITIES
Net income	$1,253	$664	$1,371	$(2,035)	$1,253
Adjustments for noncash and nonoperating items:
Depreciation and amortization	—	589	948	—	1,537
Excess (deficiency) of distributions over equity in pretax income of consolidated subsidiaries	(1,371)	(794)	99	2,066	—
Income from equity investments	—	—	(43)	—	(43)
Minority interest (income) expense	—	(17)	—	81	64
Deferred income taxes	(393)	(184)	(186)	368	(395)
Equity-based compensation	—	50	3	—	53
Changes in operating assets and liabilities, net of acquisitions	6	229	(194)	(103)	(62)
Adjustments relating to discontinued operations	(100)	110	(83)	206	133

Cash provided (used) by operating activities	(605)	647	1,915	583	2,540

INVESTING ACTIVITIES
Investments and acquisitions, net of cash acquired	—	(36)	(77)	—	(113)
Capital expenditures from continuing operations	—	(653)	(1,184)	—	(1,837)
Capital expenditures from discontinued operations	—	(68)	(70)	—	(138)
Proceeds from disposal of property, plant and equipment	—	1	3	—	4
Investments and acquisitions from discontinued operations	—	—	(48)	—	(48)

Cash used by investing activities	—	(756)	(1,376)	—	(2,132)

FINANCING ACTIVITIES
Borrowings (repayments), net	163	—	—	(585)	(422)
Changes in due (to) from parent and investment in subsidiary	410	665	(493)	(582)	—
Principal payments on capital leases	—	—	(1)	—	(1)
Distributions to owners, net	—	(30)	—	—	(30)
Debt repayments of discontinued operations	—	—	(45)	—	(45)

Cash provided (used) by financing activities	573	635	(539)	(1,167)	(498)

INCREASE (DECREASE) IN CASH AND EQUIVALENTS	(32)	526	—	(584)	(90)
CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	44	347	—	(289)	102

CASH AND EQUIVALENTS AT END OF PERIOD	$12	$873	$—	$(873)	$12

TIME WARNER CABLE INC.
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

		Additions
	Balance at	Charged to		Balance
	Beginning	Costs and		at End
	of Period	Expenses(a)	Deductions	of Period
		(in millions)

Year Ended December 31, 2007:
Allowance for doubtful accounts	$73	$267	$(253)	$87

Year Ended December 31, 2006:
Allowance for doubtful accounts	$51	$189	$(167)	$73

Year Ended December 31, 2005:
Allowance for doubtful accounts	$49	$114	$(112)	$51

(a)	Additions in 2006 include approximately $15 million attributable to the Adelphia Acquisition and the Exchange.

EXHIBIT INDEX

Pursuant to Item 601 of Regulation S-K

Exhibit
Number	Description

2.1
Asset Purchase Agreement, dated as of April 20, 2005, between Adelphia Communications Corporation (“ACC”) and Time Warner NY Cable LLC (“TW NY”) (incorporated herein by reference to Exhibit 99.1 to Time Warner Inc.’s (“Time Warner”) Current Report on Form 8-K dated April 27, 2005 (File No. 1-15062) (the “TW Adelphia APA April 27, 2005 Form 8-K”)).

2.2
Amendment No. 1 to the Asset Purchase Agreement, dated June 24, 2005, between ACC and TW NY (incorporated herein by reference to Exhibit 10.5 to Time Warner’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005 (File No. 1-15062) (the “Time Warner June 30, 2005 Form 10-Q”)).

2.3
Amendment No. 2 to the Asset Purchase Agreement, dated June 21, 2006, between ACC and TW NY (incorporated herein by reference to Exhibit 10.2 to Time Warner’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 (File No. 1-15062) (the “Time Warner June 30, 2006 Form 10-Q”)).

2.4	Amendment No. 3 to the Asset Purchase Agreement, dated June 26, 2006, between ACC and TW NY (incorporated herein by reference to Exhibit 10.3 to the Time Warner June 30, 2006 Form 10-Q).
2.5	Amendment No. 4 to the Asset Purchase Agreement, dated July 31, 2006, between ACC and TW NY (incorporated herein by reference to Exhibit 10.6 to the Time Warner June 30, 2006 Form 10-Q).
2.6
Redemption Agreement, dated as of April 20, 2005, by and among Comcast Cable Communications Holdings, Inc. (“Comcast Holdings”), MOC Holdco II, Inc. (“MOC Holdco II”), TWE Holdings I Trust (“Comcast Trust I”), TWE Holdings II Trust (“Comcast Trust II”), Comcast Corporation (“Comcast”), Cable Holdco II Inc. (“Cable Holdco II”), Time Warner Cable Inc. (the “Company”), TWE Holding I LLC and Time Warner (incorporated herein by reference to Exhibit 99.2 to the TW Adelphia APA April 27, 2005 Form 8-K).

2.7
Redemption Agreement, dated as of April 20, 2005, by and among Comcast Holdings, MOC Holdco I LLC (“MOC Holdco I”), Comcast Trust I, Comcast, Cable Holdco III LLC (“Cable Holdco III”), Time Warner Entertainment Company, L.P. (“TWE”), the Company and Time Warner (incorporated herein by reference to Exhibit 99.3 to the TW Adelphia APA April 27, 2005 Form 8-K).

2.8
Letter Agreement, dated as of July 31, 2006, by and among Comcast Holdings, MOC Holdco I, MOC Holdco II, Comcast Trust I, Comcast Trust II, Comcast, Cable Holdco II, Cable Holdco III, TWE, the Company and Time Warner (incorporated herein by reference to Exhibit 99.7 to Time Warner’s Current Report on Form 8-K/A dated October 13, 2006 and filed with the Securities and Exchange Commission (“SEC”) on October 13, 2006 (File No. 1-15062) (the “Time Warner October 13, 2006 Form 8-K/A”)).

2.9
Letter Agreement, dated as of October 13, 2006, by and among Comcast Holdings, MOC Holdco I, MOC Holdco II, Comcast Trust I, Comcast Trust II, Cable Holdco II, Cable Holdco III, the Company, TWE, Comcast and Time Warner (incorporated herein by reference to Exhibit 99.8 to the Time Warner October 13, 2006 Form 8-K/A).

2.10
Exchange Agreement, dated as of April 20, 2005, among Comcast, Comcast Holdings, Comcast of Georgia, Inc. (“Comcast of Georgia”), TCI Holdings, Inc. (“TCI Holdings”), the Company, TW NY, and Urban Cable Works of Philadelphia, L.P. (“Urban”) (incorporated herein by reference to Exhibit 99.4 to the TW Adelphia APA April 27, 2005 Form 8-K).

2.11
Amendment No. 1 to the Exchange Agreement, dated as of July 31, 2006, among Comcast, Comcast Holdings, Comcast Cable Holdings LLC, Comcast of Georgia, Comcast of Texas I, LP, Comcast of Texas II, LP, Comcast of Indiana/Michigan/Texas, LP, TCI Holdings, the Company and TW NY (incorporated herein by reference to Exhibit 99.9 to the Time Warner October 13, 2006 Form 8-K/A).

2.12
Letter Agreement, dated October 13, 2006, by and among Comcast, Comcast Holdings, Comcast Cable Holdings, LLC, Comcast of Georgia/Virginia, Inc., Comcast TW Exchange Holdings I, LP, Comcast TW Exchange Holdings II, LP, Comcast of California/Colorado/Illinois/Indiana/Michigan, LP, Comcast of Florida/Pennsylvania L.P., Comcast of Pennsylvania II, L.P., TCI Holdings, TWC and TW NY (related to the Exchange) (incorporated herein by reference to Exhibit 99.10 to the Time Warner October 13, 2006 Form 8-K/A).

2.13
Letter Agreement re Texas and Kansas City Cable Partners, L.P., dated as of April 20, 2005, between Comcast and the Company (incorporated herein by reference to Exhibit 99.6 to the TW Adelphia APA April 27, 2005 Form 8-K).

i

Exhibit
Number		Description

2.14
Contribution Agreement, dated as of April 20, 2005, by and between American Television and Communications Corporation (“ATC”) and TW NY (incorporated herein by reference to Exhibit 99.7 to the TW Adelphia APA April 27, 2005 Form 8-K).

2.15
Contribution and Subscription Agreement, dated as of July 28, 2006, between ATC, TW NY Cable Holding Inc. (“TW NY Holding”), TW NY, and TWE Holdings, L.P. (incorporated herein by reference to Exhibit 2.18 to the Company’s Current Report on Form 8-K dated February 13, 2007 and filed with the SEC on February 13, 2007 (the “TWC February 13, 2007 8-K”)).

2.16		Parent Agreement, dated as of April 20, 2005, among the Company, TW NY and ACC (incorporated herein by reference to Exhibit 99.10 to the TW Adelphia APA April 27, 2005 Form 8-K).
2.17
Letter Agreement, dated June 1, 2005, among Cable Holdco, Inc. (“Cable Holdco”), Cable Holdco II, Cable Holdco III, Comcast, Comcast Holdings, Comcast of Georgia, MOC Holdco I, MOC Holdco II, TCI Holdings, Time Warner, the Company, TW NY, TWE, TWE Holdings I LLC, Comcast Trust I, Comcast Trust II and Urban (incorporated herein by reference to Exhibit 10.11 to the Time Warner June 30, 2005 Form 10-Q).

3.1
Amended and Restated Certificate of Incorporation of the Company, as filed with the Secretary of State of the State of Delaware on July 27, 2006 (incorporated herein by reference to Exhibit 3.1 to the TWC February 13, 2007 8-K).

3.2		By-laws of the Company, as of July 28, 2006 (incorporated herein by reference to Exhibit 3.2 to the TWC February 13, 2007 8-K).
4.1
Indenture, dated as of April 30, 1992, as amended by the First Supplemental Indenture, dated as of June 30, 1992, among TWE, Time Warner Companies, Inc. (“TWCI”), certain of TWCI’s subsidiaries that are parties thereto and The Bank of New York, as Trustee (incorporated herein by reference to Exhibits 10(g) and 10(h) to TWCI’s Current Report on Form 8-K dated June 26, 1992 and filed with the SEC on July 15, 1992 (File No. 1-8637)).

4.2
Second Supplemental Indenture, dated as of December 9, 1992, among TWE, TWCI, certain of TWCI’s subsidiaries that are parties thereto and The Bank of New York, as Trustee (incorporated herein by reference to Exhibit 4.2 to Amendment No. 1 to TWE’s Registration Statement on Form S-4 dated October 25, 1993 filed with the SEC on October 25, 1993 (Registration No. 33-67688) (the “TWE October 25, 1993 Registration Statement”)).

4.3
Third Supplemental Indenture, dated as of October 12, 1993, among TWE, TWCI, certain of TWCI’s subsidiaries that are parties thereto and The Bank of New York, as Trustee (incorporated herein by reference to Exhibit 4.3 to the TWE October 25, 1993 Registration Statement).

4.4
Fourth Supplemental Indenture, dated as of March 29, 1994, among TWE, TWCI, certain of TWCI’s subsidiaries that are parties thereto and The Bank of New York, as Trustee (incorporated herein by reference to Exhibit 4.4 to TWE’s Annual Report on Form 10-K for the year ended December 31, 1993 and filed with the SEC on March 30, 1994 (File No. 1-12878)).

4	.5.
Fifth Supplemental Indenture, dated as of December 28, 1994, among TWE, TWCI, certain of TWCI’s subsidiaries that are parties thereto and The Bank of New York, as Trustee (incorporated herein by reference to Exhibit 4.5 to TWE’s Annual Report on Form 10-K for the year ended December 31, 1994 and filed with the SEC on March 30, 1995 (File No. 1-12878)).

4.6
Sixth Supplemental Indenture, dated as of September 29, 1997, among TWE, TWCI, certain of TWCI’s subsidiaries that are parties thereto and The Bank of New York, as Trustee (incorporated herein by reference to Exhibit 4.7 to Historic TW Inc.’s (“Historic TW”) Annual Report on Form 10-K for the year ended December 31, 1997 and filed with the SEC on March 25, 1998 (File No. 1-12259) (the “Time Warner 1997 Form 10-K”)).

4.7
Seventh Supplemental Indenture dated as of December 29, 1997, among TWE, TWCI, certain of TWCI’s subsidiaries that are parties thereto and The Bank of New York, as Trustee (incorporated herein by reference to Exhibit 4.8 to the Time Warner 1997 Form 10-K).

4.8
Eighth Supplemental Indenture dated as of December 9, 2003, among Historic TW, TWE, Warner Communications Inc. (“WCI”), ATC, the Company and The Bank of New York, as Trustee (incorporated herein by reference to Exhibit 4.10 to Time Warner’s Annual Report on Form 10-K for the year ended December 31, 2003 and filed with the SEC on March 15, 2004 (File No. 1-15062)).

Exhibit
Number	Description

4.9
Ninth Supplemental Indenture dated as of November 1, 2004, among Historic TW, TWE, Time Warner NY Cable Inc., WCI, ATC, the Company and The Bank of New York, as Trustee (incorporated herein by reference to Exhibit 4.1 to the Time Warner Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 (File No. 1-15062)).

4.10
Tenth Supplemental Indenture dated as of October 18, 2006, among Historic TW, TWE, TW NY Holding, TW NY, the Company, WCI, ATC and the Bank of New York, as Trustee (incorporated herein by reference to Exhibit 4.1 to Time Warner’s Current Report on Form 8-K dated October 18, 2006 (File No. 1-15062)).

4.11
Eleventh Supplemental Indenture dated as of November 2, 2006, among TWE, TW NY Holding, the Company and the Bank of New York, as Trustee (incorporated herein by reference to Exhibit 99.1 to Time Warner’s Current Report on Form 8-K dated November 2, 2006 (File No. 1-15062)).

4.12
$6.0 Billion Amended and Restated Five-Year Revolving Credit Agreement, dated as of December 9, 2003 and amended and restated as of February 15, 2006, among the Company as Borrower, the Lenders from time to time party thereto, Bank of America, N.A., as Administrative Agent, Citibank, N.A. and Deutsche Bank AG, New York Branch, as Co-Syndication Agents, and BNP Paribas and Wachovia Bank, National Association, as Co-Documentation Agents, with associated Guarantees (incorporated herein by reference to Exhibit 10.51 to Time Warner’s Annual Report on Form 10-K for the year ended December 31, 2005 (File No. 1-15062) (the “Time Warner 2005 Form 10-K”)).

4.13
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

4.14
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

4.15	Amended and Restated Limited Liability Company Agreement of TW NY, dated as of July 28, 2006 (incorporated herein by reference to Exhibit 4.14 to the TWC February 13, 2007 8-K).
4.16
Indenture, dated as of April 9, 2007, among the Company, TW NY Holding, TWE and The Bank of New York, as trustee (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated April 4, 2007 and filed with the SEC on April 9, 2007 (File No. 1-33335) (the “TWC April 4, 2007 Form 8-K”)).

4.17
First Supplemental Indenture, dated as of April 9, 2007 (the “First Supplemental Indenture”), among the Company, TW NY Holding, TWE and The Bank of New York, as trustee (incorporated herein by reference to Exhibit 4.2 to the TWC April 4, 2007 Form 8-K).

4.18	Form of 5.40% Exchange Notes Due 2012 (included as Exhibit A to the First Supplemental Indenture incorporated herein by reference to Exhibit 4.2 to the TWC April 4, 2007 Form 8-K).
4.19	Form of 5.85% Exchange Notes Due 2017 (included as Exhibit B to the First Supplemental Indenture incorporated herein by reference to Exhibit 4.2 to the TWC April 4, 2007 Form 8-K).
4.20	Form of 6.55% Exchange Debentures Due 2037 (included as Exhibit C to the First Supplemental Indenture incorporated herein by reference to Exhibit 4.2 to the TWC April 4, 2007 Form 8-K).
4.21
Registration Rights Agreement, dated as of April 9, 2007, among the Company, TW NY Holding, TWE and ABN AMRO Incorporated, Citigroup Global Markets Inc., Deutsche Bank Securities Inc. and Wachovia Capital Markets, LLC on behalf of themselves and the other initial purchasers named therein (incorporated herein by reference to Exhibit 4.3 to the TWC April 4, 2007 Form 8-K).

Exhibit
Number	Description

10.1
Restructuring Agreement, dated as of August 20, 2002, by and among TWE, AT&T Corp. (“AT&T”), MediaOne of Colorado, Inc. (“MediaOne of Colorado”), MediaOne TWE Holdings, Inc. (“MOTH”), Comcast, AT&T Comcast Corporation, Time Warner, TWI Cable Inc. (“TWI Cable”), WCI and ATC (incorporated herein by reference to Exhibit 99.1 to Time Warner’s Current Report on Form 8-K dated August 21, 2002 and filed with the SEC on August 21, 2002 (File No. 1-15062) (the “Time Warner August 21, 2002 Form 8-K”)).

10.2
Amendment No. 1 to the Restructuring Agreement, dated as of March 31, 2003, by and among TWE, Comcast of Georgia, the Company, Comcast Holdings Corporation, Comcast, Time Warner, TWI Cable, WCI, ATC, Comcast Trust I, Comcast Trust II, and TWE Holdings III Trust (“Comcast Trust III”) (incorporated herein by reference to Exhibit 2.2 to Time Warner’s Current Report on Form 8-K dated March 28, 2003 and filed with the SEC on April 14, 2003 (File No. 1-15062) (the “Time Warner March 28, 2003 Form 8-K”)).

10.3
Amended and Restated Contribution Agreement, dated as of March 31, 2003, by and among WCI, Time Warner and the Company (incorporated herein by reference to Exhibit 2.4 to the Time Warner March 28, 2003 Form 8-K).

10.4
Amended and Restated Agreement of Limited Partnership of TWE, dated as of March 31, 2003, by and among the Company, Comcast Trust I, ATC, Comcast and Time Warner (incorporated herein by reference to Exhibit 3.3 to the Time Warner March 28, 2003 Form 8-K).

10.5
Contribution Agreement, dated as of September 9, 1994, among TWE, Advance Publications, Inc. (“Advance Publications”), Newhouse Broadcasting Corporation (“Newhouse”), Advance/Newhouse Partnership and Time Warner Entertainment-Advance/Newhouse Partnership (“TWE-A/N”) (incorporated herein by reference to Exhibit 10(a) to TWE’s Current Report on Form 8-K dated September 9, 1994 and filed with the SEC on September 21, 1994 (File No. 1-12878)).

10.6
Amended and Restated Transaction Agreement, dated as of October 27, 1997, among Advance Publications, Advance/Newhouse Partnership, TWE, TW Holding Co. and TWE-A/N (incorporated herein by reference to Exhibit 99(c) to Historic TW’s Current Report on Form 8-K dated October 27, 1997 and filed with the SEC on November 5, 1997 (File No. 1-12259)).

10.7
Transaction Agreement No. 2, dated as of June 23, 1998, among Advance Publications, Newhouse, Advance/Newhouse Partnership, TWE, Paragon Communications (“Paragon”) and TWE-A/N (incorporated herein by reference to Exhibit 10.38 to Historic TW’s Annual Report on Form 10-K for the year ended December 31, 1998 and filed with the SEC on March 26, 1999 (File No. 1-12259) (the “Time Warner 1998 Form 10-K”)).

10.8
Transaction Agreement No. 3, dated as of September 15, 1998, among Advance Publications, Newhouse, Advance/Newhouse Partnership, TWE, Paragon and TWE-A/N (incorporated herein by reference to Exhibit 10.39 to the Time Warner 1998 Form 10-K).

10.9
Amended and Restated Transaction Agreement No. 4, dated as of February 1, 2001, among Advance Publications, Newhouse, Advance/Newhouse Partnership, TWE, Paragon and TWE-A/N (incorporated herein by reference to Exhibit 10.53 to Time Warner’s Transition Report on Form 10-K for the year ended December 31, 2000 and filed with the SEC on March 27, 2001 (File No. 1-15062)).

10.10
Master Transaction Agreement, dated as of August 1, 2002, by and among TWE-A/N, TWE, Paragon and Advance/Newhouse Partnership (incorporated herein by reference to Exhibit 10.1 to Time Warner’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 and filed with the SEC on August 14, 2002 (File No. 1-15062) (the “Time Warner June 30, 2002 Form 10-Q”)).

10.11
Agreement and Declaration of Trust, dated as of December 18, 2003, by and between Kansas City Cable Partners and Wilmington Trust Company (incorporated herein by reference to Exhibit 10.6 to the TWC February 13, 2007 8-K).

10.12
Reimbursement Agreement, dated as of March 31, 2003, by and among Time Warner, WCI, ATC, TWE and the Company (incorporated herein by reference to Exhibit 10.7 to the Time Warner March 28, 2003 Form 8-K).

10.13
Brand and Trade Name License Agreement, dated as of March 31, 2003, by and between Time Warner and the Company (incorporated herein by reference to Exhibit 10.10 to the Time Warner March 28, 2003 Form 8-K).

Exhibit
Number		Description

10.14
Brand License Agreement, dated as of March 31, 2003, by and between Warner Bros. Entertainment Inc. and the Company (incorporated herein by reference to Exhibit 10.8 to the Time Warner March 28, 2003 Form 8-K).

10.15		Tax Matters Agreement, dated as of March 31, 2003, by and between Time Warner and the Company (incorporated herein by reference to Exhibit 10.9 to the Time Warner March 28, 2003 Form 8-K).
10.16
Amended and Restated Distribution Agreement, dated as of March 31, 2003, by and among WCI, Time Warner and the Company (incorporated herein by reference to Exhibit 2.3 to the Time Warner March 28, 2003 Form 8-K).

10.17
Intellectual Property Agreement, dated as of August 20, 2002, by and among TWE and WCI (incorporated herein by reference to Exhibit 10.16 to Time Warner’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002 and filed with the SEC on November 14, 2002 (File No. 1-15062) (the “Time Warner September 30, 2002 Form 10-Q”)).

10.18		Amendment to the Intellectual Property Agreement, dated as of March 31, 2003, by and between TWE and WCI (incorporated herein by reference to Exhibit 10.2 to the Time Warner March 28, 2003 Form 8-K).
10.19		Intellectual Property Agreement, dated as of August 20, 2002, by and between the Company and WCI (incorporated herein by reference to Exhibit 10.18 to the Time Warner September 30, 2002 Form 10-Q).
10.20
Amendment to the Intellectual Property Agreement, dated as of March 31, 2003, by and between the Company and WCI (incorporated herein by reference to Exhibit 10.4 to the Time Warner March 28, 2003 Form 8-K).

10.21		Shareholder Agreement, dated as of April 20, 2005, between Time Warner and the Company (incorporated by reference to Exhibit 99.12 to the TW Adelphia APA April 27, 2005 Form 8-K).
10.22		Registration Rights Agreement, dated as of March 31, 2003, by and between Time Warner and the Company (incorporated herein by reference to Exhibit 4.4 to the Time Warner March 28, 2003 Form 8-K).
10.23
Third Amended and Restated Partnership Agreement of TWE-A/N, dated as of December 31, 2002, among TWE, Paragon and Advance/Newhouse Partnership (incorporated herein by reference to Exhibit 99.1 to TWE’s Current Report on Form 8-K dated December 31, 2002 and filed with the SEC on January 14, 2003 (File No. 1-12878) (the “TWE December 31, 2002 Form 8-K”)).

10.24
Consent and Agreement, dated as of December 31, 2002, among TWE-A/N, TWE, Paragon, Advance/Newhouse Partnership, TWEAN Subsidiary LLC and JP Morgan Chase Bank (incorporated herein by reference to Exhibit 99.2 to the TWE December 31, 2002 Form 8-K).

10.25
Pledge Agreement, dated December 31, 2002, among TWE-A/N, Advance/Newhouse Partnership, TWEAN Subsidiary LLC and JP Morgan Chase Bank (incorporated herein by reference to Exhibit 99.3 to the TWE December 31, 2002 Form 8-K).

10.26		Employment Agreement, effective as of August 1, 2006, by and between the Company and Glenn A. Britt (incorporated herein by reference to Exhibit 10.35 to the TWC February 13, 2007 8-K).
10.27		Letter Agreement, dated as of January 16, 2007, by and between the Company and Glenn A. Britt (incorporated herein by reference to Exhibit 10.36 to the TWC February 13, 2007 8-K).
10	.28*	First Amendment, effective as of January 1, 2008, to Employment Agreement between the Company and Glenn A. Britt.
10	.29*	Employment Agreement, effective as of February 1, 2008, by and between the Company and Landel C. Hobbs.
10.30		Employment Agreement, effective as of August 15, 2005, by and between the Company and Robert D. Marcus (incorporated herein by reference to Exhibit 10.38 to the TWC February 13, 2007 8-K).
10	.31*	First Amendment, effective as of January 1, 2008, to Employment Agreement between TWE and Robert D. Marcus.
10.32		Employment Agreement, dated as of June 1, 2000, by and between TWE and Michael LaJoie (incorporated herein by reference to Exhibit 10.41 to the TWC February 13, 2007 8-K).
10	.33*	First Amendment, dated December 22, 2005, to Employment Agreement between TWE and Michael LaJoie.
10.34		Employment Agreement, effective as of August 8, 2005, by and between the Company and John K. Martin, Jr. (incorporated herein by reference to Exhibit 10.37 to the TWC February 13, 2007 8-K).

v

Exhibit
Number		Description

10.35
Memorandum Opinion and Order issued by the Federal Communications Commission, dated July 13, 2006 (the “Adelphia/Comcast Order”) (incorporated herein by reference to Exhibit 10.42 to the TWC February 13, 2007 8-K).

10.36		Erratum to the Adelphia/Comcast Order, dated July 27, 2006 (incorporated herein by reference to Exhibit 10.43 to the TWC February 13, 2007 8-K).
10.37		Time Warner Cable Inc. 2006 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.45 to the TWC February 13, 2007 8-K).
10.38
Time Warner Cable Inc. 2007 Annual Bonus Plan (incorporated herein by reference to Exhibit 10.45 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006 (File No. 0-52471 (the “TWC 2006 Form 10-K”)).

10.39		Form of Non-Qualified Stock Option Agreement (incorporated herein by reference to Exhibit 10.45 to the TWC 2006 Form 10-K).
10	.40*	Form of Restricted Stock Units Agreement, as amended through December 14, 2007.
10	.41*	Form of Restricted Stock Units Agreement for Non-Employee Directors, as amended through December 14, 2007.
10.42		Description of Director Compensation (incorporated herein by reference to the section titled “Director Compensation” in the Company’s Proxy Statement dated April 16, 2007).
10.43
Master Distribution, Dissolution and Cooperation Agreement, dated as of January 1, 2007, by and among Texas and Kansas City Cable Partners, L.P., TWE-A/N, Comcast TCP Holdings, Inc., TWE-A/N Texas and Kansas City Cable Partners General Partner LLC, TCI Texas Cable Holdings LLC, TCI Texas Cable, LLC, Comcast TCP Holdings, Inc., Comcast TCP Holdings, LLC, KCCP Trust, Time Warner Cable Information Services (Kansas), LLC, Time Warner Cable Information Services (Missouri), LLC, Time Warner Information Services (Texas), L.P., Time Warner Cable/Comcast Kansas City Advertising, LLC, TCP/Comcast Las Cruces Cable Advertising, LP, TCP Security Company LLC, TCP-Charter Cable Advertising, LP, TCP/Conroe-Huntsville Cable Advertising, LP, TKCCP/Cebridge Texas Cable Advertising, LP, TWEAN-TCP Holdings LLC, and Houston TKCCP Holdings, LLC (incorporated herein by reference to Exhibit 10.46 to the TWC February 13, 2007 8-K).

10.44
Purchase Agreement, dated April 4, 2007, among the Company, TW NY Holding, TWE and ABN AMRO Incorporated, Citigroup Global Markets Inc., Deutsche Bank Securities Inc. and Wachovia Capital Markets, LLC on behalf of themselves and the other initial purchasers named therein (incorporated herein by reference to Exhibit 10.1 to the TWC April 4, 2007 Form 8-K).

10.45
Letter Agreement, dated April 18, 2007, by and among Comcast Cable Communications Holdings, Inc., MOC Holdco I, LLC, TWE Holdings I Trust, Comcast of Louisiana/Mississippi/Texas, LLC, TWC, TWE, Comcast Corporation, Time Warner and TW NY, relating to certain TWE administrative matters in connection with the redemption of Comcast’s interest in TWE (incorporated herein by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007 (File No. 1-33335)).

21	*	Subsidiaries of the Company.
23	*	Consent of Ernst & Young LLP.
31	.1*
Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

31	.2*
Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

32	†
Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

*	Filed herewith.

†	This certification will not be deemed “filed” for purposes of Section 18 of the Exchange Act (15 U.S.C. 78r), or otherwise subject to the liability of that section. Such certification will not be deemed to be incorporated by reference into any filing under the Securities Act or Exchange Act, except to the extent that the Registrant specifically incorporates it by reference.

vi