Form 10-Q
period 2008-03-31
TIME WARNER CABLE INC.
filed 2008-04-30
CIK 1377013

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008 or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to
Commission File Number: 001-33335

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☑ (Do not check if a smaller reporting company)	Smaller reporting company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

Shares Outstanding
Description of Class	as of April 25, 2008
Class A Common Stock — $.01 par value	901,941,580
Class B Common Stock — $.01 par value	75,000,000

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

•	Financial statement presentation. This section provides a summary of how the Company’s operations are presented in the accompanying consolidated financial statements.

•	Results of operations. This section provides an analysis of the Company’s results of operations for the three months ended March 31, 2008.

•	Financial condition and liquidity. This section provides an analysis of the Company’s financial condition as of March 31, 2008 and cash flows for the three months ended March 31, 2008.

•
Caution concerning forward-looking statements. This section provides a description of the use of forward-looking information appearing in this report, including in MD&A and the consolidated financial statements. Such information is based on management’s current expectations about future events, which are inherently susceptible to uncertainty and changes in circumstances. Refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 (the “2007 Form 10-K”) for a discussion of the risk factors applicable to the Company.

OVERVIEW
     TWC is the second-largest cable operator in the U.S., with technologically advanced, well-clustered systems located mainly in five geographic areas — New York State (including New York City), the Carolinas, Ohio, southern California (including Los Angeles) and Texas. As of March 31, 2008, TWC served approximately 14.7 million customers who subscribed to one or more of its video, high-speed data and voice services, representing approximately 33.0 million revenue generating units.
     Time Warner Inc. (“Time Warner”) currently owns approximately 84.0% of the common stock of TWC (representing a 90.6% voting interest). The financial results of TWC’s operations are consolidated by Time Warner. Time Warner also owns a 12.43% non-voting common stock interest in a subsidiary of TWC. The Company and its Board of Directors are in discussions with Time Warner regarding a possible change in Time Warner’s ownership in the Company.
     TWC principally offers three services — video, high-speed data and voice — over its broadband cable systems. TWC markets its services separately and in “bundled” packages of multiple services and features. As of March 31, 2008, 50% of TWC’s customers subscribed to two or more of its primary services, including 18% of its customers who subscribed to all three primary services. Historically, TWC has focused primarily on residential customers, while also selling video, high-speed data and commercial networking and transport services to commercial customers. Recently, TWC has begun selling voice services to small- and medium-sized businesses as part of an increased emphasis on its commercial business. In addition, TWC earns revenues by selling advertising time to national, regional and local businesses.

TIME WARNER CABLE INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS
OF OPERATIONS AND FINANCIAL CONDITION—(Continued)
     Video is TWC’s largest service in terms of revenues generated and, as of March 31, 2008, TWC had approximately 13.3 million basic video subscribers. Although providing video services is a competitive and highly penetrated business, TWC expects to continue to increase video revenues through the offering of advanced digital video services, as well as through price increases and digital video subscriber growth. As of March 31, 2008, TWC had approximately 8.3 million digital video subscribers, which represented approximately 62% of its basic video subscribers. TWC’s digital video subscribers provide a broad base of potential customers for additional services. Video programming costs represent a major component of TWC’s expenses and are expected to continue to increase, reflecting contractual rate increases, subscriber growth and the expansion of service offerings. TWC expects that its video service margins will continue to decline over the next few years as increases in programming costs outpace growth in video revenues.
     As of March 31, 2008, TWC had approximately 7.9 million residential high-speed data subscribers. TWC expects continued strong growth in residential high-speed data subscribers and revenues during 2008; however, the rate of growth of both subscribers and revenues is expected to continue to slow over time as high-speed data services become increasingly well-penetrated. TWC also offers commercial high-speed data services and had 280,000 commercial high-speed data subscribers as of March 31, 2008.
     Approximately 3.2 million residential subscribers received Digital Phone service, TWC’s IP-based telephony voice service, as of March 31, 2008. TWC expects strong increases in Digital Phone subscribers and revenues for the foreseeable future. TWC also rolled out Business Class Phone, a commercial Digital Phone service, to small- and medium-sized businesses during 2007 in the majority of its systems and expects to complete the roll-out in the remainder of its systems during 2008. As of March 31, 2008, TWC had 10,000 commercial Digital Phone subscribers.
     Some of TWC’s principal competitors, direct broadcast satellite operators and incumbent local telephone companies in particular, either offer or are making significant capital investments that will allow them to offer services that provide features and functions comparable to the video, high-speed data and/or voice services offered by TWC. These services are also offered in bundles similar to TWC’s and, in certain cases, such offerings include wireless service. The availability of these bundled service offerings has intensified competition, and TWC expects that competition will continue to intensify in the future as these offerings become more prevalent. TWC plans to continue to enhance its services with innovative offerings, which TWC believes will distinguish its services from those of its competitors.
FINANCIAL STATEMENT PRESENTATION
Revenues
     The Company’s revenues consist of Subscription and Advertising revenues. Subscription revenues consist of revenues from video, high-speed data and voice services.
     Video revenues include monthly fees for basic, expanded basic and digital services from both residential and commercial subscribers. Video revenues from digital services, or digital video revenues, include revenues from digital tiers, digital pay channels, pay-per-view, video-on-demand, subscription-video-on-demand and digital video recorder services. Video revenues also include related equipment rental charges, installation charges and franchise fees collected on behalf of local franchising authorities. Several ancillary items are also included within video revenues, such as commissions earned on the sale of merchandise by home shopping services and rental income earned on the leasing of antenna attachments on the Company’s transmission towers. In each period presented, these ancillary items constitute less than 2% of video revenues.
     High-speed data revenues include monthly subscriber fees from both residential and commercial subscribers, along with related equipment rental charges, home networking fees and installation charges. High-speed data revenues also include fees received from certain distributors of TWC’s Road RunnerTM high-speed data service (including cable systems managed by the Advance/Newhouse Partnership) and fees

TIME WARNER CABLE INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS
OF OPERATIONS AND FINANCIAL CONDITION—(Continued)
received from third-party internet service providers whose on-line services are provided to some of TWC’s customers.
     Voice revenues include monthly subscriber fees from residential and commercial Digital Phone subscribers, along with related installation charges. For the three months ended March 31, 2007, voice revenues also included monthly subscriber fees from circuit-switched telephone subscribers (93,000 subscribers as of March 31, 2007). During the first quarter of 2008, TWC substantially completed the process of discontinuing the provision of circuit-switched telephone service in accordance with regulatory requirements. As a result, as of March 31, 2008, Digital Phone was the only voice service that TWC offered.
     Advertising revenues include the fees charged to local, regional and national advertising customers for advertising placed on the Company’s video and high-speed data services. Nearly all Advertising revenues are attributable to the Company’s video service.
Costs and Expenses
     Costs of revenues include: video programming costs (including fees paid to the programming vendors net of certain amounts received from the vendors); high-speed data connectivity costs; voice network costs; other service-related expenses, including non-administrative labor costs directly associated with the delivery of services to subscribers; maintenance of the Company’s delivery systems; franchise fees; and other related costs. The Company’s programming agreements are generally multi-year agreements that provide for the Company to make payments to the programming vendors at agreed upon rates based on the number of subscribers to which the Company provides the service.
     Selling, general and administrative expenses include amounts not directly associated with the delivery of services to subscribers or the maintenance of the Company’s delivery systems, such as administrative labor costs, marketing expenses, billing system charges, non-plant repair and maintenance costs, fees paid to Time Warner for reimbursement of certain administrative support functions and other administrative overhead costs.
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
RESULTS OF OPERATIONS
Recent Accounting Standards
     See Note 2 to the accompanying consolidated financial statements for a discussion of the accounting standards adopted during the three months ended March 31, 2008 and recent accounting standards not yet adopted.
Three Months Ended March 31, 2008 Compared to Three Months Ended March 31, 2007
     The following discussion provides an analysis of the Company’s results of operations and should be read in conjunction with the accompanying consolidated statement of operations.
     Revenues. Revenues by major category were as follows (in millions):

	Three Months Ended March 31,
	2008	2007	% Change
Subscription:
Video	$2,603	$2,504	4%
High-speed data	994	894	11%
Voice	366	264	39%

Total Subscription	3,963	3,662	8%
Advertising	197	189	4%

Total	$4,160	$3,851	8%

TIME WARNER CABLE INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS
OF OPERATIONS AND FINANCIAL CONDITION—(Continued)
     Selected subscriber-related statistics were as follows (in thousands):

	March 31,
	2008	2007	% Change
Basic video(a)	13,306	13,448	(1%)
Digital video(b)	8,283	7,548	10%
Residential high-speed data(c)	7,924	7,000	13%
Commercial high-speed data(c)	280	254	10%
Residential Digital Phone(d)	3,170	2,094	51%
Commercial Digital Phone(d)	10	—	NM
Revenue generating units(e)	32,973	30,437	8%
Customer relationships(f)	14,722	14,685	—

NM	—	Not meaningful.
(a)		Basic video subscriber numbers reflect billable subscribers who receive at least basic video service.
(b)		Digital video subscriber numbers reflect billable subscribers who receive any level of video service via digital transmissions.
(c)		High-speed data subscriber numbers reflect billable subscribers who receive TWC’s Road Runner high-speed data service or any of the other high-speed data services offered by TWC.
(d)
Digital Phone subscriber numbers reflect billable subscribers who receive an IP-based telephony service. For the three months ended March 31, 2007, residential Digital Phone subscriber numbers exclude 93,000 subscribers who received traditional, circuit-switched telephone service.

(e)		Revenue generating units represent the total of all basic video, digital video, high-speed data and voice (including Digital Phone and circuit-switched telephone service) subscribers.
(f)
Customer relationships represent the number of subscribers who receive at least one level of service, encompassing video, high-speed data and voice services, without regard to the number of services purchased. For example, a subscriber who purchases only high-speed data service and no video service will count as one customer relationship, and a subscriber who purchases both video and high-speed data services will also count as only one customer relationship.

     Subscription revenues increased as a result of increases in video, high-speed data and voice revenues. The increase in video revenues was primarily due to the continued growth of digital video services and video price increases. Additional information regarding the major components of video revenues was as follows (in millions):

	Three Months Ended March 31,
	2008	2007	% Change
Basic video services	$1,551	$1,549	—
Digital video services	632	563	12%
Equipment rental and installation charges	269	245	10%
Franchise fees	112	109	3%
Other	39	38	3%

Total video	$2,603	$2,504	4%

     High-speed data revenues increased primarily due to growth in high-speed data subscribers. Strong growth rates for high-speed data revenues are expected to continue during the remainder of 2008.
     The increase in voice revenues was due to growth in Digital Phone subscribers. Voice revenues for the three months ended March 31, 2007 also included $14 million of revenues associated with subscribers who received traditional, circuit-switched telephone service. Strong growth rates for voice revenues are expected to continue during the remainder of 2008.
     Average monthly subscription revenue (which includes video, high-speed data and voice revenues) per basic video subscriber (“subscription ARPU”) increased 9% to $99.65 for the three months ended March 31, 2008 from $91.04 for the three months ended March 31, 2007. This increase was primarily a result of the increased penetration of digital video, high-speed data and Digital Phone and higher video prices, as discussed above.
     Advertising revenues increased slightly to $197 million for the three months ended March 31, 2008 from $189 million for the three months ended March 31, 2007.

TIME WARNER CABLE INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS
OF OPERATIONS AND FINANCIAL CONDITION—(Continued)
     Costs of revenues. The major components of costs of revenues were as follows (in millions):

	Three Months Ended March 31,
	2008	2007	% Change
Video programming	$929	$880	6%
Employee	584	547	7%
High-speed data	40	44	(9%)
Voice	128	112	14%
Franchise fees	112	109	3%
Other direct operating costs	214	191	12%

Total	$2,007	$1,883	7%

     Costs of revenues increased 7%, primarily related to increases in video programming, employee, voice and other direct operating costs. As a percentage of revenues, costs of revenues were 48% for the three months ended March 31, 2008 compared to 49% for the three months ended March 31, 2007.
     The increase in video programming costs was primarily due to contractual rate increases and the expansion of service offerings, partially offset by lower basic video subscribers. Average programming costs per basic video subscriber increased 7% to $23.37 per month in 2008 from $21.88 per month in 2007.
     Employee costs increased primarily due to higher headcount resulting from the continued growth of digital video, high-speed data and Digital Phone services, as well as salary increases.
     High-speed data costs consist of the direct costs associated with the delivery of high-speed data services, including network connectivity costs. High-speed data costs decreased due to a decrease in per-subscriber connectivity costs, partially offset by subscriber growth.
     Voice costs consist of the direct costs associated with the delivery of voice services, including network connectivity costs. Voice costs increased primarily due to growth in Digital Phone subscribers, partially offset by a decline in per-subscriber connectivity costs.
     Other direct operating costs increased primarily due to increases in certain other costs associated with the continued growth of digital video, high-speed data and Digital Phone services.
     Selling, general and administrative expenses. The major components of selling, general and administrative expenses were as follows (in millions):

	Three Months Ended March 31,
	2008	2007	% Change
Employee	$310	$263	18%
Marketing	158	123	28%
Other	283	265	7%

Total	$751	$651	15%

     Selling, general and administrative expenses increased as a result of higher employee, marketing and other costs. Employee costs increased, due primarily to greater headcount, salary increases and higher equity-based compensation expense, reflecting mainly the timing of 2008 grants, which were made during the first quarter as compared to 2007 grants, which were made in the second quarter. Marketing costs increased as a result of intensified marketing efforts during the first quarter of 2008. Other costs increased primarily due to higher administrative costs associated with the increase in headcount discussed above.
     Merger-related and restructuring costs. For the three months ended March 31, 2007, the Company expensed non-capitalizable merger-related costs associated with the 2006 transactions with Adelphia Communications Corporation (“Adelphia”) and Comcast Corporation (together with its subsidiaries,

TIME WARNER CABLE INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS
OF OPERATIONS AND FINANCIAL CONDITION—(Continued)
“Comcast”) of $4 million. In addition, the results for the three months ended March 31, 2007 included restructuring costs of $6 million.
     Reconciliation of Operating Income to OIBDA. The following table reconciles Operating Income to OIBDA. In addition, the table provides the components from Operating Income to net income for purposes of the discussions that follow (in millions):

	Three Months Ended March 31,
	2008	2007	% Change

Net income	$242	$276	(12%)
Income tax provision	165	187	(12%)

Income before income taxes	407	463	(12%)
Interest expense, net	199	227	(12%)
Income from equity investments, net	(5)	(3)	67%
Minority interest expense, net	41	38	8%
Other income, net	(6)	(146)	(96%)

Operating Income	636	579	10%
Depreciation	701	649	8%
Amortization	65	79	(18%)

OIBDA	$1,402	$1,307	7%

     OIBDA. OIBDA increased principally as a result of revenue growth (particularly growth in high margin high-speed data revenues), partially offset by higher costs of revenues and selling, general and administrative expenses, as discussed above.
     Depreciation expense. The increase in depreciation expense was primarily associated with purchases of customer premise equipment, scalable infrastructure and line extensions (each of which is primarily driven by customer demand) occurring during or subsequent to the first quarter of 2007.
     Amortization expense. Amortization expense decreased primarily due to the absence of amortization expense associated with customer relationships recorded in connection with the 2003 restructuring of Time Warner Entertainment Company, L.P., a subsidiary of TWC, which were fully amortized at the end of the first quarter of 2007.
     Operating Income. Operating Income increased primarily due to the increase in OIBDA and the decrease in amortization expense, partially offset by the increase in depreciation expense, as discussed above.
     Interest expense, net. Interest expense, net, decreased due to a decrease in variable rate debt outstanding, as well as decreases in average interest rates on borrowings, partially offset by an increase in the Company’s fixed rate debt outstanding. In April 2007, the Company issued $5.0 billion in aggregate principal amount of fixed rate senior unsecured notes and debentures, the net proceeds of which were used to repay a portion of the Company’s variable rate debt that was previously outstanding.
     Other income, net. Other income, net for the three months ended March 31, 2008 primarily relates to a pretax gain recorded on the sale of a cost-method investment. During the three months ended March 31, 2007, the Company recorded a pretax gain of $146 million as a result of the distribution of the assets of Texas and Kansas City Cable Partners, L.P. to TWC and Comcast on January 1, 2007, which was treated as a sale of the Company’s 50% equity interest in the pool of assets consisting of the Houston cable systems (the “TKCCP Gain”).
     Income before income taxes. Income before income taxes decreased primarily due to a decrease in other income, net due to the TKCCP Gain recorded in 2007, as discussed above, partially offset by an increase in Operating Income and a decrease in interest expense, net.

TIME WARNER CABLE INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS
OF OPERATIONS AND FINANCIAL CONDITION—(Continued)
     Income tax provision. TWC’s income tax provision has been prepared as if the Company operated as a stand-alone taxpayer for all periods presented. For the three months ended March 31, 2008 and 2007, the Company recorded income tax provisions of $165 million and $187 million, respectively. The effective tax rate was approximately 41% and 40% for the three months ended March 31, 2008 and 2007, respectively.
     Net income and net income per common share. Net income was $242 million for the three months ended March 31, 2008 compared to $276 million for the three months ended March 31, 2007. Basic and diluted net income per common share were $0.25 for the three months ended March 31, 2008 compared to $0.28 for the three months ended March 31, 2007. Net income and net income per common share decreased primarily due to a decrease in other income, net due to the TKCCP Gain recorded in 2007, as discussed above, partially offset by an increase in Operating Income and decreases in interest expense, net and income tax provision.
FINANCIAL CONDITION AND LIQUIDITY
     Management believes that cash generated by or available to TWC should be sufficient to fund its capital and liquidity needs for the foreseeable future. TWC’s sources of cash include cash provided by operating activities, cash and equivalents on hand, available borrowing capacity under its committed credit facilities and commercial paper program, and access to the capital markets. TWC’s unused committed available funds were $4.226 billion as of March 31, 2008, reflecting $226 million in cash and equivalents and $4.000 billion of available borrowing capacity under the Company’s $6.0 billion senior unsecured five-year revolving credit facility (the “Cable Revolving Facility”).
Current Financial Condition
     As of March 31, 2008, the Company had $13.226 billion of debt, $226 million of cash and equivalents (net debt of $13.000 billion, defined as total debt less cash and equivalents), $300 million of mandatorily redeemable non-voting Series A Preferred Membership Units issued by a subsidiary of TWC, Time Warner NY Cable LLC (“TW NY”), in connection with the acquisition of Adelphia (the “TW NY Preferred Membership Units”) and $24.997 billion of shareholders’ equity. As of December 31, 2007, the Company had $13.577 billion of debt, $232 million of cash and equivalents (net debt of $13.345 billion), $300 million of TW NY Preferred Membership Units and $24.706 billion of shareholders’ equity.
     The following table shows the significant items contributing to the decrease in net debt from December 31, 2007 to March 31, 2008 (in millions):

Balance as of December 31, 2007(a)	$13,345
Cash provided by operating activities	(1,186)
Capital expenditures	846
All other, net	(5)

Balance as of March 31, 2008(a)	$13,000

(a)
Amounts include unamortized fair value adjustments of $124 million and $126 million as of March 31, 2008 and December 31, 2007, respectively, which were recognized as a result of the merger of America Online, Inc. (now known as AOL LLC) and Time Warner Inc. (now known as Historic TW Inc.).

Cash Flows
     Cash and equivalents decreased by $6 million and $4 million for the three months ended March 31, 2008 and 2007, respectively. Components of these changes are discussed below in more detail.

TIME WARNER CABLE INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS
OF OPERATIONS AND FINANCIAL CONDITION—(Continued)
Operating Activities
Details of cash provided by operating activities are as follows (in millions):

	Three Months Ended March 31,
	2008	2007
OIBDA	$1,402	$1,307
Net interest payments(a)	(212)	(255)
Pension plan contributions	(50)	—
Noncash equity-based compensation	34	5
Merger-related and restructuring payments, net of accruals(b)	(4)	(5)
Net income taxes refunded(c)	1	1
Net cash flows from discontinued operations(d)	—	54
All other, net, including working capital changes	15	(101)

Cash provided by operating activities	$1,186	$1,006

(a)	Amounts include interest income received of $3 million and $2 million for the three months ended March 31, 2008 and 2007, respectively.
(b)	Amounts include payments for merger-related and restructuring costs and payments for certain other merger-related liabilities, net of accruals.
(c)	Amounts include income tax payments of $1 million and $4 million for the three months ended March 31, 2008 and 2007, respectively.
(d)	Amounts reflect noncash gains and expenses and working capital-related adjustments.
     Cash provided by operating activities increased from $1.006 billion for the three months ended March 31, 2007 to $1.186 billion for the three months ended March 31, 2008. This increase was primarily related to an increase in OIBDA (due to revenue growth, partially offset by increases in costs of revenues and selling, general and administrative expenses, as previously discussed), the change in working capital requirements and a decrease in net interest payments, partially offset by 2008 pension plan contributions and the absence in 2008 of cash flows from discontinued operations. The decrease in net interest payments was due to a decrease in interest expense (as previously discussed) and the timing of interest payments, and the change in working capital requirements was primarily due to the timing of payments and collections of accounts receivable.
     The Economic Stimulus Act of 2008, enacted in the first quarter of 2008, provides for a bonus first year depreciation deduction of 50% of qualified property. The benefits of this legislation are applicable to certain of the Company’s capital expenditures and are expected to reduce the Company’s net income tax payments in 2008.
     The Company anticipates making discretionary cash contributions of approximately $150 million to its funded defined benefit pension plans in 2008, subject to market conditions and other considerations, $50 million of which has been contributed as of March 31, 2008.

TIME WARNER CABLE INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS
OF OPERATIONS AND FINANCIAL CONDITION—(Continued)
Investing Activities
Details of cash used by investing activities are as follows (in millions):

	Three Months Ended March 31,
	2008	2007
Investments and acquisitions, net of cash acquired and distributions received:
Distributions received from an investee(a)	$—	$48
All other	(5)	9
Capital expenditures	(846)	(720)
Other investing activities	10	3

Cash used by investing activities	$(841)	$(660)

(a)	Distributions received from an investee represent distributions received from Sterling Entertainment Enterprises, LLC (d/b/a SportsNet New York), an equity-method investee.
     Cash used by investing activities increased from $660 million for the three months ended March 31, 2007 to $841 million for the three months ended March 31, 2008. This increase was principally due to an increase in capital expenditures, driven by greater penetration of digital video, high-speed data and Digital Phone services, as well as the absence in 2008 of distributions received from an investee.
     TWC’s capital expenditures included the following major categories (in millions):

	Three Months Ended March 31,
	2008	2007
Customer premise equipment(a)	$446	$339
Scalable infrastructure(b)	104	99
Line extensions(c)	87	76
Upgrades/rebuilds(d)	63	58
Support capital(e)	146	148

Total capital expenditures	$846	$720

(a)
Amounts represent costs incurred in the purchase and installation of equipment that resides at a customer’s home or business for the purpose of receiving/sending video, high-speed data and/or voice signals. Such equipment typically includes digital (including high-definition) set-top boxes, remote controls, high-speed data modems, telephone modems and the costs of installing such new equipment. Customer premise equipment also includes materials and labor incurred to install the “drop” cable that connects a customer’s dwelling or business to the closest point of the main distribution network.

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

(d)
Amounts primarily represent costs incurred to upgrade or replace certain existing components or an entire geographic area of TWC’s distribution network. These costs typically include network design, the purchase and installation of fiber optic and coaxial cable and certain electronic equipment.

(e)
Amounts represent all other capital purchases required to run day-to-day operations. These costs typically include vehicles, land and buildings, computer hardware/software, office equipment, furniture and fixtures, tools and test equipment.

     TWC incurs expenditures associated with the construction of its cable systems. Costs associated with the construction of the cable transmission and distribution facilities and new cable service installations are capitalized. TWC generally capitalizes expenditures for tangible fixed assets having a useful life of greater than one year. Capitalized costs include direct material, labor and overhead, as well as interest. Sales and marketing costs, as well as the costs of repairing or maintaining existing fixed assets, are expensed as incurred. With respect to certain customer premise equipment, which includes set-top boxes and high-speed data and telephone cable modems, TWC capitalizes installation charges only upon the initial deployment of these assets. All costs incurred in subsequent disconnects and reconnects are expensed as incurred.

TIME WARNER CABLE INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS
OF OPERATIONS AND FINANCIAL CONDITION—(Continued)
Depreciation on these assets is provided, generally using the straight-line method, over their estimated useful lives. For set-top boxes and modems, the useful life is 3 to 5 years, and, for distribution plant, the useful life is up to 16 years.
Financing Activities
     Details of cash used by financing activities are as follows (in millions):

	Three Months Ended March 31,
	2008	2007
Borrowings (repayments), net(a)	$166	$624
Borrowings	141	173
Repayments	(655)	(1,079)
Other financing activities	(3)	(68)

Cash used by financing activities	$(351)	$(350)

(a)	Borrowings (repayments), net, reflects borrowings under the Company’s commercial paper program with original maturities of three months or less, net of repayments of such borrowings.
     Cash used by financing activities was $350 million for the three months ended March 31, 2007 compared to $351 million for the three months ended March 31, 2008, as the increase in net repayments under the Company’s debt obligations was offset by a decrease in payments for other financing activities.
Free Cash Flow
     Reconciliation of Cash provided by operating activities to Free Cash Flow. The following table reconciles Cash provided by operating activities to Free Cash Flow (in millions):

	Three Months Ended March 31,
	2008	2007
Cash provided by operating activities	$1,186	$1,006
Reconciling items:
Adjustments relating to the operating cash flow of discontinued operations	—	(54)

Cash provided by continuing operating activities	1,186	952
Add: Excess tax benefit from exercise of stock options	—	3
Less:
Capital expenditures	(846)	(720)
Partnership tax distributions, stock option distributions and principal payments on capital leases	(1)	(11)

Free Cash Flow	$339	$224

     Free Cash Flow increased from $224 million for the three months ended March 31, 2007 to $339 million for the three months ended March 31, 2008 primarily as a result of an increase in cash provided by continuing operating activities, partially offset by an increase in capital expenditures, as discussed above.
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
     The following table sets forth the calculation of the TW Leverage Ratio for the twelve months ended March 31, 2008 (in millions, except ratio):

Total debt	$13,226
TW NY Preferred Membership Units	300
Six times annual rental expense	1,104

Total	$14,630

EBITDAR	$6,021

TW Leverage Ratio	2.43x

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
     Various factors could adversely affect the operations, business or financial results of TWC in the future and cause TWC’s actual results to differ materially from those contained in the forward-looking statements, including those factors discussed in detail in Item 1A, “Risk Factors,” in the 2007 Form 10-K and in TWC’s other filings made from time to time with the Securities and Exchange Commission (the “SEC”) after the date of this report. In addition, the Company operates in a highly competitive, consumer and technology-driven and rapidly changing business. The Company’s business is affected by government regulation, economic, strategic, political and social conditions, consumer response to new and existing products and services, technological developments and, particularly in view of new technologies, its continued ability to protect and secure any necessary intellectual property rights. TWC’s actual results could differ materially from management’s expectations because of changes in such factors.
     Further, lower than expected valuations associated with the Company’s cash flows and revenues may result in the Company’s inability to realize the value of recorded intangibles and goodwill. Additionally, achieving the Company’s financial objectives could be adversely affected by the factors discussed in detail in Item 1A, “Risk Factors,” in the 2007 Form 10-K, as well as:
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
Changes in Internal Control Over Financial Reporting
     There have not been any changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2008 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

TIME WARNER CABLE INC.
CONSOLIDATED BALANCE SHEET
(Unaudited)

	March 31,	December 31,
	2008	2007
	(in millions)
ASSETS
Current assets
Cash and equivalents	$226	$232
Receivables, less allowances of $84 million and $87 million as of March 31, 2008 and December 31, 2007, respectively	627	743
Receivables from affiliated parties	4	2
Prepaid expenses and other current assets	127	95
Deferred income tax assets	80	91

Total current assets	1,064	1,163
Investments	729	735
Property, plant and equipment, net	12,932	12,873
Intangible assets subject to amortization, net	664	719
Intangible assets not subject to amortization	38,930	38,925
Goodwill	2,106	2,117
Other assets	98	68

Total assets	$56,523	$56,600

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$318	$417
Deferred revenue and subscriber-related liabilities	180	164
Payables to affiliated parties	181	204
Accrued programming expense	524	509
Other current liabilities	1,187	1,237
Current liabilities of discontinued operations	—	5

Total current liabilities	2,390	2,536
Long-term debt	13,226	13,577
Mandatorily redeemable preferred membership units issued by a subsidiary	300	300
Deferred income tax liabilities, net	13,432	13,291
Long-term payables to affiliated parties	22	36
Other liabilities	405	430
Minority interests	1,751	1,724
Commitments and contingencies (Note 7)
Shareholders’ equity
Class A common stock, $0.01 par value, 902 million shares issued and outstanding as of March 31, 2008 and December 31, 2007	9	9
Class B common stock, $0.01 par value, 75 million shares issued and outstanding as of March 31, 2008 and December 31, 2007	1	1
Paid-in-capital	19,456	19,411
Accumulated other comprehensive loss, net	(171)	(174)
Retained earnings	5,702	5,459

Total shareholders’ equity	24,997	24,706

Total liabilities and shareholders’ equity	$56,523	$56,600

See accompanying notes.

TIME WARNER CABLE INC.
CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,
	2008	2007
	(in millions, except per share data)
Revenues:
Subscription:
Video	$2,603	$2,504
High-speed data	994	894
Voice	366	264

Total Subscription	3,963	3,662
Advertising	197	189

Total revenues(a)	4,160	3,851
Costs and expenses:
Costs of revenues(a)(b)	2,007	1,883
Selling, general and administrative(a)(b)	751	651
Depreciation	701	649
Amortization	65	79
Merger-related and restructuring costs	—	10

Total costs and expenses	3,524	3,272

Operating Income	636	579
Interest expense, net	(199)	(227)
Income from equity investments, net	5	3
Minority interest expense, net	(41)	(38)
Other income, net	6	146

Income before income taxes	407	463
Income tax provision	(165)	(187)

Net income	$242	$276

Basic net income per common share	$0.25	$0.28

Average basic common shares outstanding	976.9	976.9

Diluted net income per common share	$0.25	$0.28

Average diluted common shares outstanding	977.4	976.9

(a)	Includes the following income (expenses) resulting from transactions with related companies:

	Three Months Ended March 31,
	2008	2007
	(in millions)
Revenues	$3	$3
Costs of revenues	(270)	(251)
Selling, general and administrative	(4)	(5)

(b)	Costs of revenues and selling, general and administrative expenses exclude depreciation.
See accompanying notes.

TIME WARNER CABLE INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2008	2007
	(in millions)
OPERATING ACTIVITIES
Net income	$242	$276
Adjustments for noncash and nonoperating items:
Depreciation and amortization	766	728
Pretax gain on sale of 50% equity interest in the Houston Pool of TKCCP	—	(146)
Pretax gain on sale of cost-method investment	(9)	—
Income from equity investments, net of cash distributions	—	9
Minority interest expense, net	41	38
Deferred income taxes	130	136
Equity-based compensation	34	5
Changes in operating assets and liabilities, net of acquisitions:
Receivables	104	134
Accounts payable and other liabilities	(66)	(218)
Other changes	(56)	(10)
Adjustments relating to discontinued operations(a)	—	54

Cash provided by operating activities	1,186	1,006

INVESTING ACTIVITIES
Investments and acquisitions, net of cash acquired and distributions received	(5)	57
Capital expenditures	(846)	(720)
Proceeds from sale of cost-method investment	9	—
Proceeds from disposal of property, plant and equipment	1	3

Cash used by investing activities	(841)	(660)

FINANCING ACTIVITIES
Borrowings (repayments), net(b)	166	624
Borrowings(c)	141	173
Repayments(c)	(655)	(1,079)
Excess tax benefit from exercise of stock options	—	3
Principal payments on capital leases	—	(1)
Distributions to owners, net	(1)	(10)
Other	(2)	(60)

Cash used by financing activities	(351)	(350)

DECREASE IN CASH AND EQUIVALENTS	(6)	(4)
CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	232	51

CASH AND EQUIVALENTS AT END OF PERIOD	$226	$47

(a)	Net cash flows from discontinued operations were $54 million for the three months ended March 31, 2007 (none for the three months ended March 31, 2008).
(b)	Borrowings (repayments), net, reflects borrowings under the Company’s commercial paper program with original maturities of three months or less, net of repayments of such borrowings.
(c)	Amounts represent borrowings and repayments related to debt instruments with original maturities greater than three months.
See accompanying notes.

TIME WARNER CABLE INC.
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(Unaudited)

	Three Months Ended March 31,
	2008	2007
	(in millions)
BALANCE AT BEGINNING OF PERIOD	$24,706	$23,564
Net income	242	276
Other comprehensive income	3	2

Comprehensive income	245	278
Impact of adopting new accounting pronouncements(a)	1	(34)
Equity-based compensation	34	5
Allocations from Time Warner and other, net	11	(2)

BALANCE AT END OF PERIOD	$24,997	$23,811

(a)
The amounts relate to the impact of adopting the provisions of Emerging Issues Task Force (“EITF”) Issue No. 06-10, Accounting for Collateral Assignment Split-Dollar Life Insurance Arrangements, of $1 million for the three months ended March 31, 2008, and EITF Issue No. 06-02, Accounting for Sabbatical Leave and Other Similar Benefits, of $(37) million, partially offset by the impact of adopting the provisions of Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109, of $3 million for the three months ended March 31, 2007.

See accompanying notes.

TIME WARNER CABLE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION
Description of Business
     Time Warner Cable Inc. (together with its subsidiaries, “TWC” or the “Company”) is the second-largest cable operator in the U.S., with technologically advanced, well-clustered systems located mainly in five geographic areas — New York State (including New York City), the Carolinas, Ohio, southern California (including Los Angeles) and Texas. As of March 31, 2008, TWC served approximately 14.7 million customers who subscribed to one or more of its video, high-speed data and voice services, representing approximately 33.0 million revenue generating units.
     Time Warner Inc. (“Time Warner”) currently owns approximately 84.0% of the common stock of TWC (representing a 90.6% voting interest). The financial results of TWC’s operations are consolidated by Time Warner. Time Warner also owns a 12.43% non-voting common stock interest in a subsidiary of TWC. The Company and its Board of Directors are in discussions with Time Warner regarding a possible change in Time Warner’s ownership in the Company.
     TWC principally offers three services — video, high-speed data and voice — over its broadband cable systems. TWC markets its services separately and in “bundled” packages of multiple services and features. As of March 31, 2008, 50% of TWC’s customers subscribed to two or more of its primary services, including 18% of its customers who subscribed to all three primary services. Historically, TWC has focused primarily on residential customers, while also selling video, high-speed data and commercial networking and transport services to commercial customers. Recently, TWC has begun selling voice services to small- and medium-sized businesses as part of an increased emphasis on its commercial business. In addition, TWC earns revenues by selling advertising time to national, regional and local businesses.
     Video is TWC’s largest service in terms of revenues generated and, as of March 31, 2008, TWC had approximately 13.3 million basic video subscribers. Although providing video services is a competitive and highly penetrated business, TWC continues to increase video revenues through the offering of advanced digital video services, as well as through price increases and digital video subscriber growth. As of March 31, 2008, TWC had approximately 8.3 million digital video subscribers, which represented approximately 62% of its basic video subscribers. TWC’s digital video subscribers provide a broad base of potential customers for additional services.
     As of March 31, 2008, TWC had approximately 7.9 million residential high-speed data subscribers. TWC also offers commercial high-speed data services and had 280,000 commercial high-speed data subscribers as of March 31, 2008.
     Approximately 3.2 million residential subscribers received Digital Phone service, TWC’s IP-based telephony voice service, as of March 31, 2008. In 2008, TWC continued to roll out Business Class Phone, a commercial Digital Phone service, to small- and medium-sized businesses. As of March 31, 2008, TWC had 10,000 commercial Digital Phone subscribers.

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
Reclassifications
     Certain reclassifications have been made to the prior year’s financial information to conform to the March 31, 2008 presentation.
Interim Financial Statements
     The consolidated financial statements are unaudited; however, in the opinion of management, they contain all the adjustments (consisting of those of a normal recurring nature) considered necessary to present fairly the financial position, the results of operations and cash flows for the periods presented in conformity with GAAP applicable to interim periods. The consolidated financial statements should be read in conjunction with the audited consolidated financial statements of TWC included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.
Net Income per Common Share
     Basic net income per common share is computed by dividing net income by the weighted average of common shares outstanding during the period. Weighted-average common shares include shares of Class A common stock and Class B common stock. Diluted net income per common share adjusts basic net income per common share for the effects of stock options and restricted stock units only in the periods in

TIME WARNER CABLE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
which such effect is dilutive. Set forth below is a reconciliation of basic and diluted net income per common share (in millions, except per share data):

	Three Months Ended March 31,
	2008	2007

Net income	$242	$276

Average common shares outstanding—basic	976.9	976.9
Dilutive effect of equity awards	0.5	—

Average common shares outstanding—diluted	977.4	976.9

Net income per common share:
Basic	$0.25	$0.28

Diluted	$0.25	$0.28

2. RECENT ACCOUNTING STANDARDS
Accounting Standards Adopted in 2008
Consideration Given by a Service Provider to Manufacturers or Resellers of Equipment
     On January 1, 2008, the Company adopted the provisions of EITF Issue No. 06-1, Accounting for Consideration Given by a Service Provider to Manufacturers or Resellers of Equipment Necessary for an End-Customer to Receive Service from the Service Provider (“EITF 06-1”). EITF 06-1 provides that consideration provided to the manufacturers or resellers of specialized equipment should be accounted for as a reduction of revenue if the consideration provided is in the form of cash and the service provider directs that such cash be provided directly to the customer. Otherwise, the consideration should be recorded as an expense. The adoption of the provisions of EITF 06-1 did not have a material impact on the Company’s consolidated financial statements.
Accounting for Postretirement Benefit Aspects of Split-Dollar Life Insurance Arrangements
     On January 1, 2008, the Company adopted the provisions of EITF Issue No. 06-10, Accounting for Collateral Assignment Split-Dollar Life Insurance Arrangements (“EITF 06-10”), which requires that a company recognize a liability for the postretirement benefits associated with collateral assignment split-dollar life insurance arrangements. The provisions of EITF 06-10 are applicable in instances where the Company has contractually agreed to maintain a life insurance policy (i.e., the Company pays the premiums) for an employee in periods in which the employee is no longer providing services. The adoption of EITF 06-10 did not have a material impact on the Company’s consolidated financial statements.
Fair Value Measurements
     On January 1, 2008, the Company adopted certain provisions of Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“Statement”) No. 157, Fair Value Measurements (“FAS 157”), which establishes a single authoritative definition of fair value, sets out a framework for measuring fair value and expands on required disclosures about fair value measurement. The provisions of FAS 157 adopted on January 1, 2008 relate to financial assets and liabilities as well as other assets and liabilities carried at fair value on a recurring basis and did not have a material impact on the Company’s consolidated financial statements. The provisions of FAS 157 related to other nonfinancial assets and liabilities will be effective for TWC on January 1, 2009, and will be applied prospectively. The Company is currently evaluating the impact that the provisions of FAS 157 related to other nonfinancial assets and liabilities will have on the Company’s consolidated financial statements.

TIME WARNER CABLE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
Recent Accounting Standards Not Yet Adopted
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
Noncontrolling Interests
     In December 2007, the FASB issued Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51 (“FAS 160”). The provisions of FAS 160 establish accounting and reporting standards for the noncontrolling interest in a subsidiary including the accounting treatment upon the deconsolidation of a subsidiary. The provisions of FAS 160 will be effective for TWC on January 1, 2009 and will be applied prospectively, except for the presentation of the noncontrolling interests, which for all prior periods would be reclassified to equity in the consolidated balance sheet and adjusted out of net income in the consolidated statement of operations. The Company is currently evaluating the impact the provisions of FAS 160 will have on the Company’s consolidated financial statements.
3. TEXAS AND KANSAS CITY CABLE PARTNERS, L.P. JOINT VENTURE
     Texas and Kansas City Cable Partners, L.P. (“TKCCP”) was a 50-50 joint venture between a consolidated subsidiary of TWC (TWE-A/N) and Comcast Corporation (together with its subsidiaries, “Comcast”). On January 1, 2007, TKCCP distributed its assets to its partners. TWC received certain cable assets located in Kansas City, south and west Texas and New Mexico (the “Kansas City Pool”), which served approximately 788,000 basic video subscribers as of December 31, 2006, and Comcast received the pool of assets consisting of the Houston cable systems (the “Houston Pool”), which served approximately 795,000 basic video subscribers as of December 31, 2006. TWC began consolidating the results of the Kansas City Pool on January 1, 2007. TKCCP was formally dissolved on May 15, 2007. For accounting purposes, TWC treated the distribution of TKCCP’s assets as a sale of TWC’s 50% equity interest in the Houston Pool and as an acquisition of Comcast’s 50% equity interest in the Kansas City Pool. As a result of the sale of TWC’s 50% equity interest in the Houston Pool, TWC recorded a pretax gain of $146 million in the first quarter of 2007, which is included as a component of other income, net, in the consolidated statement of operations for the three months ended March 31, 2007.
4. EQUITY-BASED COMPENSATION
Time Warner Equity Plans
     Prior to 2007, Time Warner granted options to purchase Time Warner common stock and shares of Time Warner common stock (“restricted stock”) or restricted stock units (“RSUs”) under its equity plans (collectively, the “Time Warner Equity Awards”) to employees of TWC. TWC recognizes compensation expense for the fair value of such awards according to the provisions of FASB Statement No. 123 (revised 2004), Share-Based Payment. Time Warner has not granted Time Warner Equity Awards to employees of TWC since TWC Class A common stock began to trade publicly in March 2007. In addition, employees of Time Warner who become employed by TWC retain their Time Warner Equity Awards pursuant to their

TIME WARNER CABLE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
terms and TWC records equity-based compensation expense from the date of transfer through the end of the applicable vesting period. The stock options granted by Time Warner to employees of TWC were granted with exercise prices equal to, or in excess of, the fair market value of a share of Time Warner common stock at the date of grant. Generally, the stock options vest ratably over a four-year vesting period and expire ten years from the date of grant. The awards of restricted stock or RSUs generally vest between three to five years from the date of grant. Holders of Time Warner restricted stock and RSU awards are generally entitled to receive cash dividends or dividend equivalents, respectively, paid by Time Warner during the period of time that the restricted stock or RSU awards are unvested. Certain Time Warner stock options and RSU awards provide for accelerated vesting upon an election to retire pursuant to TWC’s defined benefit retirement plans or after reaching a specified age and years of service.
TWC Equity Plan
     The Time Warner Cable Inc. 2006 Stock Incentive Plan (the “2006 Plan”) provides for the issuance of up to 100 million shares of TWC Class A common stock to directors, employees and certain non-employee advisors of TWC. The Company made its first grant of equity awards in April 2007. Stock options have been granted under the 2006 Plan with exercise prices equal to the fair market value of TWC Class A common stock at the date of grant. Generally, the stock options vest ratably over a four-year vesting period and expire ten years from the date of grant. Certain stock option awards provide for accelerated vesting upon an election to retire pursuant to TWC’s defined benefit retirement plans or after reaching a specified age and years of service. For the three months ended March 31, 2008, TWC granted approximately 4.6 million stock options at a weighted-average grant date fair value of $10.22 ($6.03, net of tax) per option. The table below presents the weighted-average values of the assumptions used to value TWC stock options at their grant date for the three months ended March 31, 2008.

Expected volatility	30.0%
Expected term to exercise from grant date	6.52 years
Risk-free rate	3.2%
Expected dividend yield	0.0%
     Pursuant to the 2006 Plan, the Company also granted RSU awards, which generally vest over a four-year period from the date of grant. Certain RSU awards provide for accelerated vesting upon an election to retire pursuant to TWC’s defined benefit retirement plans or after reaching a specified age and years of service. Shares of TWC Class A common stock will generally be issued in connection with the vesting of an RSU. RSUs awarded to non-employee directors are not subject to vesting restrictions and the shares underlying the RSUs will be issued in connection with a director’s termination of service as a director. For the three months ended March 31, 2008, TWC granted approximately 2.8 million RSUs at a weighted-average grant date fair value of $27.51 per RSU.

TIME WARNER CABLE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
Equity-based Compensation Expense
     Compensation expense and the related tax benefit recognized for Time Warner and TWC equity-based compensation plans for the three months ended March 31, 2008 and 2007 is as follows (in millions):

	Three Months Ended March 31,
	2008	2007
Time Warner Equity Plans:
Compensation cost recognized:
Stock options	$3	$4
Restricted stock and restricted stock units	1	1

Total impact on Operating Income	$4	$5

Tax benefit recognized	$2	$2

TWC Equity Plan:
Compensation cost recognized:
Stock options	$13	$—
Restricted stock units	17	—

Total impact on Operating Income	$30	$—

Tax benefit recognized	$12	$—

5. PENSION COSTS
     The Company participates in various funded and unfunded noncontributory defined benefit pension plans administered by Time Warner. Pension benefits are determined based on formulas that reflect the employees’ years of service and compensation during their employment period and participation in the plans. TWC uses a December 31 measurement date for its plans. A summary of the components of the net periodic benefit costs is as follows (in millions):

	Three Months Ended March 31,
	2008	2007
Service cost	$25	$17
Interest cost	20	17
Expected return on plan assets	(25)	(23)
Amounts amortized	4	3

Net periodic benefit costs	$24	$14

Contributions	$50	$—

     After considering the funded status of the Company’s defined benefit pension plans, movements in the discount rate, investment performance and related tax consequences, the Company may choose to make contributions to its pension plans in any given year. As of March 31, 2008, there were no minimum required contributions for TWC’s funded plans. However, the Company anticipates making discretionary cash contributions of approximately $150 million to its funded defined benefit pension plans in 2008, subject to market conditions and other considerations, $50 million of which has been contributed as of March 31, 2008. For the Company’s unfunded plan, contributions will continue to be made to the extent benefits are paid. Benefit payments for the unfunded plan are expected to be $2 million in 2008.
6. MERGER-RELATED AND RESTRUCTURING COSTS
     Cumulatively, through December 31, 2007, the Company expensed non-capitalizable merger-related costs of $56 million associated with transactions with Adelphia Communications Corporation and Comcast, which had been fully paid as of December 31, 2007. For the three months ended March 31, 2007, the Company incurred costs of $4 million and made payments of $6 million associated with merger-related activities.

TIME WARNER CABLE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
     The Company has incurred cumulative restructuring costs of $65 million as part of its broader plans to simplify its organizational structure and enhance its customer focus, and payments of $53 million have been made against this accrual as of March 31, 2008. Of the remaining $12 million liability, $6 million is classified as a current liability and $6 million is classified as a noncurrent liability in the consolidated balance sheet as of March 31, 2008. Amounts are expected to be paid through 2011.
     Information relating to the restructuring costs is as follows (in millions):

	Employee	Other
	Terminations	Exit Costs	Total
Remaining liability as of December 31, 2006	$18	$5	$23
Accruals	7	6	13
Cash paid	(12)	(8)	(20)

Remaining liability as of December 31, 2007	13	3	16
Cash paid	(3)	(1)	(4)

Remaining liability as of March 31, 2008	$10	$2	$12

7. COMMITMENTS AND CONTINGENCIES
Legal Proceedings
     On September 20, 2007, Brantley, et al. v. NBC Universal, Inc., et al. was filed in the U.S. District Court for the Central District of California against the Company and Time Warner. The complaint, which also names as defendants several other programming content providers (collectively, the “programmer defendants”) as well as other cable and satellite providers (collectively, the “distributor defendants”), alleges violations of Sections 1 and 2 of the Sherman Antitrust Act. Among other things, the complaint alleges coordination between and among the programmer defendants to sell and/or license programming on a “bundled” basis to the distributor defendants, who in turn purportedly offer that programming to subscribers in packaged tier, rather than on a per channel (or “à la carte”) basis. Plaintiffs, who seek to represent a purported nationwide class of cable and satellite subscribers, demand, among other things, unspecified treble monetary damages and an injunction to compel the offering of channels to subscribers on an “à la carte” basis. On December 3, 2007, plaintiffs filed an amended complaint in this action (the “First Amended Complaint”) that, among other things, dropped the Section 2 claims and all allegations of horizontal coordination. On December 21, 2007, the programmer defendants, including Time Warner, and the distributor defendants, including TWC, filed motions to dismiss the First Amended Complaint. On March 10, 2008, the court granted these motions, dismissing the First Amended Complaint with leave to amend. On March 20, 2008, plaintiffs filed a second amended complaint (the “Second Amended Complaint”) that modified certain aspects of the First Amended Complaint in an attempt to address the deficiencies noted by the court in its prior dismissal order. On April 22, 2008 the programmer defendants, including Time Warner, and the distributor defendants, including the Company, filed motions to dismiss the Second Amended Complaint. The Company intends to defend against this lawsuit vigorously.
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
     On June 16, 1998, plaintiffs in Andrew Parker and Eric DeBrauwere, et al. v. Time Warner Entertainment Company, L.P. and Time Warner Cable filed a purported nationwide class action in U.S. District Court for the Eastern District of New York claiming that TWE sold its subscribers’ personally identifiable information and failed to inform subscribers of their privacy rights in violation of the Cable

TIME WARNER CABLE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
Communications Policy Act of 1984 and common law. The plaintiffs seek damages and declaratory and injunctive relief. On August 6, 1998, TWE filed a motion to dismiss, which was denied on September 7, 1999. On December 8, 1999, TWE filed a motion to deny class certification, which was granted on January 9, 2001 with respect to monetary damages, but denied with respect to injunctive relief. On June 2, 2003, the U.S. Court of Appeals for the Second Circuit vacated the District Court’s decision denying class certification as a matter of law and remanded the case for further proceedings on class certification and other matters. On May 4, 2004, plaintiffs filed a motion for class certification, which the Company opposed. On October 25, 2005, the court granted preliminary approval of a class settlement arrangement on terms that were not material to the Company. A final settlement approval hearing was held on May 19, 2006, but final approval of that settlement was denied on January 26, 2007. The parties subsequently reached a revised settlement to resolve this action and submitted their agreement to the district court on April 2, 2008. The revised settlement is subject to preliminary and final approval by the district court; there can be no assurance that the settlement will receive either approval. Absent the issuance of all required court approvals of the revised settlement, the Company intends to defend against this lawsuit vigorously.
Certain Patent Litigation
     On September 1, 2006, Ronald A. Katz Technology Licensing, L.P. (“Katz”) filed a complaint in the U.S. District Court for the District of Delaware alleging that TWC and several other cable operators, among other defendants, infringe a number of patents purportedly relating to the Company’s customer call center operations and/or voicemail services. The plaintiff is seeking unspecified monetary damages as well as injunctive relief. On March 20, 2007, this case, together with other lawsuits filed by Katz, was made subject to a Multidistrict Litigation (“MDL”) Order transferring the case for pretrial proceedings to the U.S. District Court for the Central District of California. The Company intends to defend against this lawsuit vigorously.
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

TIME WARNER CABLE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
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
8. ADDITIONAL FINANCIAL INFORMATION
Other Cash Flow Information
     Additional financial information with respect to cash (payments) and receipts is as follows (in millions):

	Three Months Ended March 31,
	2008	2007

Cash paid for interest	$(215)	$(257)
Interest income received	3	2

Cash paid for interest, net	$(212)	$(255)

Cash paid for income taxes	$(1)	$(4)
Cash refunds of income taxes	2	5

Cash refunds of income taxes, net	$1	$1

     Noncash financing activities for the three months ended March 31, 2007 included TWC’s 50% equity interest in the Houston Pool of TKCCP, valued at $880 million, delivered as the purchase price for Comcast’s 50% equity interest in the Kansas City Pool of TKCCP.
Additional information with respect to capital expenditures is as follows (in millions):

	Three Months Ended March 31,
	2008	2007

Cash paid for capital expenditures	$(846)	$(720)
Decrease in accruals for capital expenditures	85	104

Accrual basis capital expenditures	$(761)	$(616)

TIME WARNER CABLE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
Interest Expense, Net
     Interest expense, net consists of (in millions):

	Three Months Ended March 31,
	2008	2007

Interest income	$3	$2
Interest expense	(202)	(229)

Total interest expense, net	$(199)	$(227)

Video, High-speed Data and Voice Direct Costs
     Direct costs associated with the video, high-speed data and voice services (included within costs of revenues) consist of (in millions):

	Three Months Ended March 31,
	2008	2007

Video	$929	$880
High-speed data	40	44
Voice	128	112

Total direct costs	$1,097	$1,036

     The direct costs associated with the video service include video programming costs. The direct costs associated with the high-speed data and voice services include network connectivity and certain other costs.
Other Current Liabilities
     Other current liabilities consist of (in millions):

	March 31,	December 31,
	2008	2007

Accrued compensation and benefits	$245	$310
Accrued franchise fees	149	169
Accrued sales and other taxes	161	127
Accrued insurance	139	133
Accrued interest	182	193
Accrued advertising and marketing support	85	71
Other accrued expenses	226	234

Total other current liabilities	$1,187	$1,237

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

TIME WARNER CABLE INC.
SUPPLEMENTARY INFORMATION
CONDENSED CONSOLIDATING FINANCIAL STATEMENTS—(Continued)
Consolidating Balance Sheet
March 31, 2008
(Unaudited)

			Non-
	Parent	Guarantor	Guarantor		TWC
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
			(in millions)
ASSETS
Current assets
Cash and equivalents(a)	$170	$3,894	$—	$(3,838)	$226
Receivables, net	—	152	475	—	627
Receivables from affiliated parties	805	3	409	(1,213)	4
Prepaid expenses and other current assets	7	56	64	—	127
Deferred income tax assets	80	41	41	(82)	80

Total current assets	1,062	4,146	989	(5,133)	1,064
Investments in and amounts due (to) from consolidated subsidiaries	51,183	23,319	10,139	(84,641)	—
Investments	—	33	696	—	729
Property, plant and equipment, net	—	3,279	9,653	—	12,932
Intangible assets subject to amortization, net	—	6	658	—	664
Intangible assets not subject to amortization	—	8,150	30,780	—	38,930
Goodwill	4	3	2,099	—	2,106
Other assets	64	5	29	—	98

Total assets	$52,313	$38,941	$55,043	$(89,774)	$56,523

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$—	$21	$297	$—	$318
Deferred revenue and subscriber-related liabilities	—	62	118	—	180
Payables to affiliated parties	—	462	932	(1,213)	181
Accrued programming expense	—	317	207	—	524
Other current liabilities	152	515	520	—	1,187

Total current liabilities	152	1,377	2,074	(1,213)	2,390
Long-term debt	9,893	3,333	—	—	13,226
Mandatorily redeemable preferred membership units issued by a subsidiary	—	—	300	—	300
Mandatorily redeemable preferred equity issued by a subsidiary	—	2,400	—	(2,400)	—
Deferred income tax liabilities, net	13,387	7,065	7,115	(14,135)	13,432
Long-term payables to affiliated parties	3,838	443	8,703	(12,962)	22
Other liabilities	46	155	204	—	405
Minority interests	—	3,271	—	(1,520)	1,751
Shareholders’ equity
Due (to) from TWC and subsidiaries	—	559	(102)	(457)	—
Other shareholders’ equity	24,997	20,338	36,749	(57,087)	24,997

Total shareholders’ equity	24,997	20,897	36,647	(57,544)	24,997

Total liabilities and shareholders’ equity	$52,313	$38,941	$55,043	$(89,774)	$56,523

(a)
Cash and equivalents at the Guarantor Subsidiaries primarily represents TWE’s intercompany amounts receivable from TWC under TWC’s internal investment program. Amounts bear interest at TWC’s prevailing commercial paper rates minus 0.025% and are settled daily.

TIME WARNER CABLE INC.
SUPPLEMENTARY INFORMATION
CONDENSED CONSOLIDATING FINANCIAL STATEMENTS—(Continued)
Consolidating Balance Sheet
December 31, 2007

			Non-
	Parent	Guarantor	Guarantor		TWC
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
			(in millions)
ASSETS
Current assets
Cash and equivalents(a)	$185	$3,458	$—	$(3,411)	$232
Receivables, net	—	171	572	—	743
Receivables from affiliated parties	719	2	359	(1,078)	2
Prepaid expenses and other current assets	5	40	50	—	95
Deferred income tax assets	91	52	52	(104)	91

Total current assets	1,000	3,723	1,033	(4,593)	1,163
Investments in and amounts due (to) from consolidated subsidiaries	50,704	23,223	9,752	(83,679)	—
Investments	13	38	684	—	735
Property, plant and equipment, net	—	3,268	9,605	—	12,873
Intangible assets subject to amortization, net	—	6	713	—	719
Intangible assets not subject to amortization	—	8,150	30,775	—	38,925
Goodwill	4	3	2,110	—	2,117
Other assets	35	4	29	—	68

Total assets	$51,756	$38,415	$54,701	$(88,272)	$56,600

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$—	$41	$376	$—	$417
Deferred revenue and subscriber-related liabilities	—	59	105	—	164
Payables to affiliated parties	30	408	844	(1,078)	204
Accrued programming expense	—	308	201	—	509
Other current liabilities	82	569	586	—	1,237
Current liabilities of discontinued operations	—	3	2	—	5

Total current liabilities	112	1,388	2,114	(1,078)	2,536
Long-term debt	10,240	3,337	—	—	13,577
Mandatorily redeemable preferred membership units issued by a subsidiary	—	—	300	—	300
Mandatorily redeemable preferred equity issued by a subsidiary	—	2,400	—	(2,400)	—
Deferred income tax liabilities, net	13,244	7,008	7,008	(13,969)	13,291
Long-term payables to affiliated parties	3,411	416	8,704	(12,495)	36
Other liabilities	43	180	207	—	430
Minority interests	—	3,116	—	(1,392)	1,724
Shareholders’ equity
Due (to) from TWC and subsidiaries	—	450	(350)	(100)	—
Other shareholders’ equity	24,706	20,120	36,718	(56,838)	24,706

Total shareholders’ equity	24,706	20,570	36,368	(56,938)	24,706

Total liabilities and shareholders’ equity	$51,756	$38,415	$54,701	$(88,272)	$56,600

(a)
Cash and equivalents at the Guarantor Subsidiaries primarily represents TWE’s intercompany amounts receivable from TWC under TWC’s internal investment program. Amounts bear interest at TWC’s prevailing commercial paper rates minus 0.025% and are settled daily.

TIME WARNER CABLE INC.
SUPPLEMENTARY INFORMATION
CONDENSED CONSOLIDATING FINANCIAL STATEMENTS—(Continued)
Consolidating Statement of Operations
Three Months Ended March 31, 2008
(Unaudited)

			Non-
	Parent	Guarantor	Guarantor		TWC
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
			(in millions)

Revenues	$—	$817	$3,386	$(43)	$4,160

Costs of revenues	—	436	1,614	(43)	2,007
Selling, general and administrative	1	141	609	—	751
Depreciation	—	164	537	—	701
Amortization	—	—	65	—	65

Total costs and expenses	1	741	2,825	(43)	3,524

Operating Income	(1)	76	561	—	636
Equity in pretax income (loss) of consolidated subsidiaries	485	345	(80)	(750)	—
Interest expense, net	(75)	(124)	—	—	(199)
Income from equity investments, net	—	—	5	—	5
Minority interest expense, net	—	17	—	(58)	(41)
Other income (expense), net	(2)	9	(1)	—	6

Income before income taxes	407	323	485	(808)	407
Income tax provision	(165)	(130)	(134)	264	(165)

Net income	$242	$193	$351	$(544)	$242

TIME WARNER CABLE INC.
SUPPLEMENTARY INFORMATION
CONDENSED CONSOLIDATING FINANCIAL STATEMENTS—(Continued)
Consolidating Statement of Operations
Three Months Ended March 31, 2007
(Unaudited)

			Non-
	Parent	Guarantor	Guarantor		TWC
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
			(in millions)
Revenues	$—	$881	$3,010	$(40)	$3,851

Costs of revenues	—	443	1,480	(40)	1,883
Selling, general and administrative	—	121	530	—	651
Depreciation	—	169	480	—	649
Amortization	—	16	63	—	79
Merger-related and restructuring costs	—	6	4	—	10

Total costs and expenses	—	755	2,557	(40)	3,272

Operating Income	—	126	453	—	579
Equity in pretax income (loss) of consolidated subsidiaries	535	304	(37)	(802)	—
Interest expense, net	(69)	(126)	(32)	—	(227)
Income (loss) from equity investments, net	(3)	1	5	—	3
Minority interest expense, net	—	—	—	(38)	(38)
Other income, net	—	—	146	—	146

Income before income taxes	463	305	535	(840)	463
Income tax provision	(187)	(123)	(126)	249	(187)

Net income	$276	$182	$409	$(591)	$276

TIME WARNER CABLE INC.
SUPPLEMENTARY INFORMATION
CONDENSED CONSOLIDATING FINANCIAL STATEMENTS—(Continued)
Consolidating Statement of Cash Flows
Three Months Ended March 31, 2008
(Unaudited)

			Non-
	Parent	Guarantor	Guarantor		TWC
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(in millions)
OPERATING ACTIVITIES
Net income	$242	$193	$351	$(544)	$242
Adjustments for noncash and nonoperating items:
Depreciation and amortization	—	164	602	—	766
Pretax gain on sale of cost-method investment	—	(9)	—	—	(9)
Excess (deficiency) of distributions over equity in pretax income of consolidated subsidiaries	(485)	(345)	80	750	—
Minority interest expense, net	—	(17)	—	58	41
Deferred income taxes	130	113	113	(226)	130
Equity-based compensation	—	34	—	—	34
Changes in operating assets and liabilities, net of acquisitions	(62)	49	(5)	—	(18)

Cash provided (used) by operating activities	(175)	182	1,141	38	1,186

INVESTING ACTIVITIES
Investments and acquisitions, net of cash acquired and distributions received	—	2	(7)	—	(5)
Capital expenditures	—	(219)	(627)	—	(846)
Proceeds from sale of cost-method investment	—	9	—	—	9
Proceeds from disposal of property, plant and equipment	—	—	1	—	1

Cash used by investing activities	—	(208)	(633)	—	(841)

FINANCING ACTIVITIES
Borrowings (repayments), net	593	—	—	(427)	166
Borrowings	141	—	—	—	141
Repayments	(655)	—	—	—	(655)
Net change in investments in and amounts due to and from consolidated subsidiaries	83	462	(507)	(38)	—
Distributions to owners, net	—	—	(1)	—	(1)
Other	(2)	—	—	—	(2)

Cash provided (used) by financing activities	160	462	(508)	(465)	(351)

INCREASE (DECREASE) IN CASH AND EQUIVALENTS	(15)	436	—	(427)	(6)
CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	185	3,458	—	(3,411)	232

CASH AND EQUIVALENTS AT END OF PERIOD	$170	$3,894	$—	$(3,838)	$226

\

TIME WARNER CABLE INC.
SUPPLEMENTARY INFORMATION
CONDENSED CONSOLIDATING FINANCIAL STATEMENTS—(Continued)
Consolidating Statement of Cash Flows
Three Months Ended March 31, 2007
(Unaudited)

			Non-
	Parent	Guarantor	Guarantor		TWC
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(in millions)
OPERATING ACTIVITIES
Net income	$276	$182	$409	$(591)	$276
Adjustments for noncash and nonoperating items:
Depreciation and amortization	—	185	543	—	728
Pretax gain on sale of 50% equity interest in the Houston Pool of TKCCP	—	—	(146)	—	(146)
Excess (deficiency) of distributions over equity in pretax income of consolidated subsidiaries	(535)	(304)	37	802	—
Income from equity investments, net of cash distributions	3	11	8	(13)	9
Minority interest expense, net	—	—	—	38	38
Deferred income taxes	136	104	104	(208)	136
Equity-based compensation	—	5	—	—	5
Changes in operating assets and liabilities, net of acquisitions	(3)	73	(164)	—	(94)
Adjustments relating to discontinued operations	—	22	32	—	54

Cash provided (used) by operating activities	(123)	278	823	28	1,006

INVESTING ACTIVITIES
Investments and acquisitions, net of cash acquired and distributions received	—	—	57	—	57
Capital expenditures	—	(207)	(513)	—	(720)
Proceeds from disposal of property, plant and equipment	—	—	3	—	3

Cash used by investing activities	—	(207)	(453)	—	(660)

FINANCING ACTIVITIES
Borrowings (repayments), net	529	—	—	95	624
Borrowings	173	—	—	—	173
Repayments	(1,079)	—	—	—	(1,079)
Net change in investments in and amounts due to and from consolidated subsidiaries	493	(156)	(309)	(28)	—
Excess tax benefit from exercise of stock options	3	—	—	—	3
Principal payments on capital leases	—	—	(1)	—	(1)
Distributions to owners, net	—	(10)	—	—	(10)
Other	—	—	(60)	—	(60)

Cash provided (used) by financing activities	119	(166)	(370)	67	(350)

DECREASE IN CASH AND EQUIVALENTS	(4)	(95)	—	95	(4)
CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	51	2,304	—	(2,304)	51

CASH AND EQUIVALENTS AT END OF PERIOD	$47	$2,209	$—	$(2,209)	$47

Part II. Other Information
Item 1. Legal Proceedings.
     Reference is made to the class action lawsuit filed by Brantley, et al. described on page 37 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 (the “2007 Form 10-K”). On March 10, 2008, the court granted the programmer defendants’ and the distributor defendants’ motions, dismissing the First Amended Complaint with leave to amend. On March 20, 2008, plaintiffs filed a second amended complaint (the “Second Amended Complaint”) that modified certain aspects of the First Amended Complaint in an attempt to address the deficiencies noted by the court in its prior dismissal order. On April 22, 2008, the programmer defendants, including Time Warner, and the distributor defendants, including the Company, filed motions to dismiss the Second Amended Complaint.
     Reference is made to the class action lawsuit filed by Andrew Parker and Eric DeBrauwere, et al. described on page 38 of the 2007 Form 10-K. The parties have reached a revised settlement to resolve this action and submitted their agreement to the district court on April 2, 2008. The revised settlement is subject to preliminary and final approval by the district court; there can be no assurance that the settlement will receive either approval. Absent the issuance of all required court approvals of the revised settlement, the Company intends to defend against this lawsuit vigorously.
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

TIME WARNER CABLE INC.
By:	/s/ Robert D. Marcus
	Name:	Robert D. Marcus
	Title:	Senior Executive Vice President and Chief Financial Officer

Date: April 30, 2008

EXHIBIT INDEX
Pursuant to Item 601 of Regulation S-K

Exhibit
Number	Description
10.1	Amended and Restated Employment and Termination Agreement, dated as of June 1, 2000, by and between Time Warner Entertainment Company, L.P. (“TWE”) and Carl U.J. Rossetti (as extended by Letter Agreements dated November 21, 2000, November 30, 2001, November 22, 2002, November 24, 2003, November 17, 2004, November 10, 2005, November 27, 2006 and December 4, 2007).

10.2	First Amendment to Employment Agreement, effective as of January 1, 2008, by and between TWE and Carl U.J. Rossetti.

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008.

32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008.†

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