Form 10-Q
period 2008-06-30
TIME WARNER CABLE INC.
filed 2008-08-06
CIK 1377013

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008 or

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☑ (Do not check if a smaller reporting company)	Smaller reporting company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☑

Shares Outstanding
Description of Class	as of July 31, 2008
Class A Common Stock – $.01 par value	901,963,163
Class B Common Stock – $.01 par value	75,000,000

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

•	Financial statement presentation. This section provides a summary of how the Company’s operations are presented in the accompanying consolidated financial statements.

•	Results of operations. This section provides an analysis of the Company’s results of operations for the three and six months ended June 30, 2008.

•	Financial condition and liquidity. This section provides an analysis of the Company’s financial condition as of June 30, 2008 and cash flows for the six months ended June 30, 2008.

•
Caution concerning forward-looking statements. This section provides a description of the use of forward-looking information appearing in this report, including in MD&A and the consolidated financial statements. Such information is based on management’s current expectations about future events, which are inherently susceptible to uncertainty and changes in circumstances. Refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 (the “2007 Form 10-K”), as well as Item 1A, “Risk Factors,” in Part II of this report, for a discussion of the risk factors applicable to the Company.

OVERVIEW
     TWC is the second-largest cable operator in the U.S., with technologically advanced, well-clustered systems located mainly in five geographic areas – New York State (including New York City), the Carolinas, Ohio, southern California (including Los Angeles) and Texas. As of June 30, 2008, TWC served approximately 14.7 million customers who subscribed to one or more of its video, high-speed data and voice services, representing approximately 33.6 million revenue generating units.
     Time Warner Inc. (“Time Warner”) owns approximately 84% of the common stock of TWC (representing a 90.6% voting interest), and also owns an indirect 12.43% non-voting common stock interest in TW NY Cable Holding Inc. (“TW NY”), a subsidiary of TWC. The financial results of TWC’s operations are consolidated by Time Warner. On May 20, 2008, TWC and its subsidiaries, Time Warner Entertainment Company, L.P. (“TWE”) and TW NY, entered into a Separation Agreement (the “Separation Agreement”) with Time Warner and its subsidiaries, Warner Communications Inc. (“WCI”), Historic TW Inc. (“Historic TW”) and American Television and Communications Corporation (“ATC”), the terms of which will govern TWC’s legal and structural separation from Time Warner. Refer to “—Recent Developments” for further details.
     TWC principally offers three services – video, high-speed data and voice – over its broadband cable systems. TWC markets its services separately and in “bundled” packages of multiple services and features. As of June 30, 2008, 51% of TWC’s customers subscribed to two or more of its primary services, including 19% of its customers who subscribed to all three primary services. Historically, TWC has focused primarily on residential customers, while also selling video, high-speed data and networking and transport services to commercial customers. Recently, TWC has begun selling voice services to small- and medium-sized businesses as part of an increased emphasis on its commercial business. In addition, TWC earns revenues by selling advertising time to national, regional and local businesses.

TIME WARNER CABLE INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS
OF OPERATIONS AND FINANCIAL CONDITION—(Continued)
     Video is TWC’s largest service in terms of revenues generated and, as of June 30, 2008, TWC had approximately 13.3 million basic video subscribers. Although providing video services is a competitive and highly penetrated business, TWC expects to continue to increase video revenues through the offering of advanced digital video services, as well as through price increases and digital video subscriber growth. As of June 30, 2008, TWC had approximately 8.5 million digital video subscribers, which represented approximately 64% of its basic video subscribers. TWC’s digital video subscribers provide a broad base of potential customers for additional services. Video programming costs represent a major component of TWC’s expenses and are expected to continue to increase, reflecting contractual rate increases, subscriber growth and the expansion of service offerings. TWC expects that its video service margins as a percentage of video revenues will continue to decline over the next few years as increases in programming costs outpace growth in video revenues.
     As of June 30, 2008, TWC had approximately 8.1 million residential high-speed data subscribers. TWC expects continued strong growth in residential high-speed data subscribers and revenues during 2008; however, the rate of growth of both subscribers and revenues is expected to continue to slow over time as high-speed data services become increasingly well-penetrated. TWC also offers commercial high-speed data services and had 287,000 commercial high-speed data subscribers as of June 30, 2008.
     Approximately 3.4 million residential subscribers received Digital Phone service, TWC’s IP-based telephony voice service, as of June 30, 2008. TWC expects strong increases in Digital Phone subscribers and revenues for the foreseeable future. TWC also rolled out Business Class Phone, a commercial Digital Phone service, to small- and medium-sized businesses during 2007 in the majority of its systems and has nearly completed the roll-out in the remainder of its systems during the first half of 2008. As of June 30, 2008, TWC had 16,000 commercial Digital Phone subscribers.
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
Recent Developments
Separation from Time Warner
     On May 20, 2008, TWC and its subsidiaries, TWE and TW NY, entered into the Separation Agreement with Time Warner and its subsidiaries, WCI, Historic TW and ATC. TWC’s separation from Time Warner will take place through a series of related transactions, the occurrence of each of which is a condition to the next. First, Time Warner will complete certain internal restructuring transactions. Next, following the satisfaction or waiver of certain conditions, including those described below, Historic TW will transfer its 12.43% non-voting common stock interest in TW NY to TWC in exchange for 80 million newly issued shares of TWC’s Class A common stock (the “TW NY Exchange”). Following the TW NY Exchange, Time Warner will complete certain additional restructuring steps that will make Time Warner the direct owner of all shares of TWC’s Class A common stock and Class B common stock previously held by its subsidiaries (all of Time Warner’s restructuring transaction steps being referred to collectively as the “TW Internal Restructuring”). Upon completion of the TW Internal Restructuring, TWC’s board of directors or a committee thereof will declare a special cash dividend to holders of TWC’s outstanding Class A common stock and Class B common stock, including Time Warner, in an amount equal to $10.27 per share (aggregating $10.855 billion) (the “Special Dividend”). The Special Dividend will be paid prior to the completion of TWC’s separation from Time Warner. Following the payment of the Special Dividend, TWC will file with the Secretary of State of the State of Delaware an amended and restated certificate of incorporation, pursuant to which, among other things, each outstanding share of TWC Class A common

TIME WARNER CABLE INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS
OF OPERATIONS AND FINANCIAL CONDITION—(Continued)
stock (including any shares of Class A common stock issued in the TW NY Exchange) and TWC Class B common stock will automatically be converted into one share of common stock, par value $.01 per share (the “TWC Common Stock”) (the “Recapitalization”). Once the TW NY Exchange, the TW Internal Restructuring, the payment of the Special Dividend and the Recapitalization have been completed, TWC’s separation from Time Warner (the “Separation”) will proceed in the form of either a pro rata dividend of all shares of TWC Common Stock held by Time Warner to holders of Time Warner’s common stock or through the consummation by Time Warner of an exchange offer of shares of TWC Common Stock for shares of Time Warner’s common stock. If the Separation is effected as an exchange offer, after consummation of the exchange offer, Time Warner will distribute to its stockholders, as a pro rata dividend, any TWC Common Stock that it continues to hold. The distribution by Time Warner of all shares of TWC Common Stock held by Time Warner to its stockholders as (a) a pro rata dividend, (b) an exchange offer or (c) a combination thereof is referred to as the “Distribution.” The Separation, the TW NY Exchange, the TW Internal Restructuring, the Special Dividend, the Recapitalization and the Distribution collectively are referred to as the “Separation Transactions.”
     Time Warner has the sole discretion, after consultation with TWC, to determine whether the Separation will be effected as a pro rata dividend or through an exchange offer with its stockholders, which decision has not yet been made.
     The Separation Agreement contains customary covenants, and consummation of the Separation Transactions is subject to customary closing conditions, including customary regulatory reviews and local franchise approvals, the receipt by Time Warner of a private letter ruling from the Internal Revenue Service indicating that the Separation Transactions will generally qualify as tax-free for Time Warner and Time Warner’s stockholders, the receipt of certain tax opinions and the entry into the 2008 Bridge Facility and the Supplemental Facility (each as defined below under “—2008 Bond Offering and Additional Financing Commitments”). Time Warner and TWC expect the Separation Transactions to be consummated by the end of 2008 or in early 2009. See Item 1A, “Risk Factors,” in Part II of this report for a discussion of risk factors relating to the Separation.
     During the three and six months ended June 30, 2008, the Company incurred pretax costs related to the Separation of $47 million and $49 million, respectively, including direct transaction costs (e.g., legal and professional fees) of $10 million and $12 million, respectively (which have been reflected in other income, net on the Company’s consolidated statement of operations), and financing costs of $37 million for both periods. For the three and six months ended June 30, 2008, after considering the interest income received on the proceeds from the 2008 Bond Offering (as defined below), financing costs included $6 million in net interest expense on the $5.0 billion of debt securities issued in such offering and $31 million of debt issuance costs related to the portion of the upfront loan fees for the 2008 Bridge Facility that were expensed during the second quarter of 2008 due to the reduction of commitments under such facility as a result of the 2008 Bond Offering. The Company expects to incur additional costs related to the Separation during the remainder of 2008 associated with additional financing and direct transaction costs.
Interim Impairment Testing of Goodwill and Indefinite-lived Intangible Assets
     As discussed in more detail in the 2007 Form 10-K, goodwill and indefinite-lived intangible assets, primarily the Company’s cable franchise rights, are tested annually for impairment during the fourth quarter, or earlier upon the occurrence of certain events or substantive changes in circumstances. As a result of entering into the Separation Agreement, the Company was required under Financial Accounting Standards Board (“FASB”) Statement No. 142, Goodwill and Other Intangible Assets (“FAS 142”) to test goodwill and cable franchise rights as of May 20, 2008 (the “interim testing date”).
     The impairment test was performed on a basis consistent with the analysis performed as of December 31, 2007. In performing goodwill impairment testing, the Company determines the fair value of a reporting unit by using two valuation techniques: a discounted cash flow (“DCF”) analysis and a market-based approach. The Company determines the fair value of the cable franchise rights of a reporting unit using a DCF valuation analysis. A DCF valuation requires the exercise of significant judgments, including

TIME WARNER CABLE INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS
OF OPERATIONS AND FINANCIAL CONDITION—(Continued)
judgments about appropriate discount rates based on the assessment of risks inherent in the projected future cash flows and the amount and timing of expected future cash flows, including expected cash flows beyond the Company’s current long-term business planning period. In assessing the reasonableness of its determined fair values, the Company evaluates its results against other value indicators such as comparable company public trading values, research analyst estimates and values observed in private market transactions.
     The Company’s interim impairment analysis did not result in any impairment charges during the second quarter of 2008. However, the fair values of the cable franchise rights in certain of the Company’s reporting units, particularly the Texas reporting unit, were at or only modestly in excess of their carrying values. Accordingly, any future declines in the estimated fair values of the cable franchise rights in one or more of such reporting units would likely result in noncash cable franchise rights impairment charges.
     To illustrate the magnitude of a potential impairment charge related to changes in estimated fair value, had the fair values of each of the reporting units and their respective cable franchise rights been lower by 10% as of the interim testing date, the Company would have recorded cable franchise rights impairment charges of approximately $750 million, and had each of the fair values been lower by 20%, the Company would have recorded cable franchise rights impairment charges of approximately $3.7 billion. In neither of these cases would the Company have been required to record goodwill impairment charges.
2008 Bond Offering and Additional Financing Commitments
     On June 16, 2008, TWC filed a shelf registration statement on Form S-3 (the “Shelf Registration Statement”) with the Securities and Exchange Commission (the “SEC”) that allows TWC to offer and sell from time to time senior and subordinated debt securities and debt warrants. On June 19, 2008, TWC issued $5.0 billion in aggregate principal amount of senior unsecured notes and debentures under the Shelf Registration Statement (the “2008 Bond Offering”), consisting of $1.5 billion principal amount of 6.20% notes due 2013, $2.0 billion principal amount of 6.75% notes due 2018 and $1.5 billion principal amount of 7.30% debentures due 2038. The Company expects to use the net proceeds of $4.963 billion from this issuance to finance, in part, the Special Dividend. If the Separation is not consummated and the Special Dividend is not paid, the Company will use the net proceeds from the issuance of the debt securities for general corporate purposes, including repayment of indebtedness.
     In addition to the debt securities issued in the 2008 Bond Offering described above, on June 30, 2008, the Company entered into a credit agreement with certain financial institutions for a senior unsecured term loan facility in an aggregate principal amount of $9.0 billion with an initial maturity date that is 364 days after the borrowing date (the “2008 Bridge Facility”) in order to finance, in part, the Special Dividend. As a result of the 2008 Bond Offering, immediately after the credit agreement was executed, the amount of the commitments of the lenders under the 2008 Bridge Facility was reduced to $4.040 billion. The Company may elect to extend the maturity date of the loans outstanding under the 2008 Bridge Facility for an additional year. TWC may not borrow any amounts under the 2008 Bridge Facility unless and until the Special Dividend is declared in connection with the Separation.
     In May 2008, Time Warner (as lender) committed to lend TWC (as borrower) up to an aggregate principal amount of $3.5 billion under a two-year senior unsecured supplemental term loan facility (the “Supplemental Facility”). TWC may borrow under the Supplemental Facility at the final maturity of the 2008 Bridge Facility to repay amounts then outstanding under the 2008 Bridge Facility, if any. As a result of the 2008 Bond Offering, Time Warner’s original commitment was reduced by $980 million to $2.520 billion.
     TWC’s obligations under the debt securities issued in the 2008 Bond Offering and the 2008 Bridge Facility are, and under the Supplemental Facility will be, guaranteed by TWE and TW NY.
     See Note 4 to the accompanying consolidated financial statements for further details regarding the 2008 Bond Offering, the 2008 Bridge Facility and the Supplemental Facility.

TIME WARNER CABLE INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS
OF OPERATIONS AND FINANCIAL CONDITION—(Continued)
Sprint/Clearwire Joint Venture
     In May 2008, TWC, Intel Corporation, Google Inc., Comcast Corporation (together with its subsidiaries, “Comcast”) and Bright House Networks LLC entered into agreements to collectively invest $3.2 billion in a wireless communications joint venture (the “Sprint/Clearwire Joint Venture”), which is expected to be formed by Sprint Nextel Corporation (“Sprint”) and Clearwire Corporation (“Clearwire”). TWC’s share of such investment is expected to be approximately $550 million, which it expects to fund with cash on hand, borrowings under the Cable Revolving Facility (as defined below), its commercial paper program or a combination thereof. Once formed, the Sprint/Clearwire Joint Venture will be focused on deploying the first nationwide fourth generation wireless network to provide mobile broadband services to wholesale and retail customers. In connection with its investment in the Sprint/Clearwire Joint Venture, TWC has entered into a wholesale agreement with Sprint that allows TWC to offer wireless services utilizing Sprint’s 2G/3G network. Upon closing, TWC also expects to enter into a wholesale agreement with the Sprint/Clearwire Joint Venture that would allow TWC to offer wireless services utilizing the Sprint/Clearwire Joint Venture’s broadband wireless network. The closing of these transactions, which is expected to occur by the end of the first half of 2009, is subject to customary regulatory review and approvals. There can be no assurance that the formation of the Sprint/Clearwire Joint Venture will be completed, or, if completed, that the Sprint/Clearwire Joint Venture would successfully deploy a nationwide mobile broadband network. If completed, the Company’s investment in the Sprint/Clearwire Joint Venture would be accounted for under the equity method of accounting and the Company expects that the Sprint/Clearwire Joint Venture would incur losses in its early periods of operation.
Sale of Certain Cable Systems
     In June 2008, the Company entered into an agreement to sell a group of small cable systems, serving approximately 80,000 basic video subscribers and approximately 120,000 revenue generating units as of June 30, 2008, located in areas outside of the Company’s core geographic clusters. The sale price is approximately $53 million, subject to certain adjustments. The Company expects the sale of these cable systems will close during the fourth quarter of 2008, subject to obtaining customary regulatory approvals. The Company does not expect that the sale of these systems will have a material impact on the Company’s future financial results; however, as a result of a probable loss on the sale of these systems, the Company recorded a pretax impairment loss of $45 million during the second quarter of 2008.
FINANCIAL STATEMENT PRESENTATION
Revenues
     The Company’s revenues consist of Subscription and Advertising revenues. Subscription revenues consist of revenues from video, high-speed data and voice services.
     Video revenues include subscriber fees for basic, expanded basic and digital services from both residential and commercial subscribers. Video revenues from digital services, or digital video revenues, include revenues from digital tiers, digital pay channels, pay-per-view, video-on-demand, subscription-video-on-demand and digital video recorder services. Video revenues also include related equipment rental charges, installation charges and franchise fees collected on behalf of local franchising authorities. Several ancillary items are also included within video revenues, such as commissions earned on the sale of merchandise by home shopping services and rental income earned on the leasing of antenna attachments on the Company’s transmission towers. In each period presented, these ancillary items constitute less than 2% of video revenues.
     High-speed data revenues include subscriber fees from both residential and commercial subscribers, along with related equipment rental charges, home networking fees and installation charges. High-speed data revenues also include fees received from certain distributors of TWC’s Road RunnerTM high-speed data service (including cable systems managed by the Advance/Newhouse Partnership) and fees received from third-party internet service providers whose on-line services are provided to some of TWC’s customers.

TIME WARNER CABLE INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS
OF OPERATIONS AND FINANCIAL CONDITION—(Continued)
     Voice revenues include subscriber fees from residential and commercial Digital Phone subscribers, along with related installation charges. For the three and six months ended June 30, 2007, voice revenues also included subscriber fees from circuit-switched telephone subscribers (74,000 subscribers as of June 30, 2007). During the first half of 2008, TWC completed the process of discontinuing the provision of circuit-switched telephone service in accordance with regulatory requirements. As a result, during 2008, Digital Phone has been the only voice service offered by TWC.
     Advertising revenues include the fees charged to local, regional and national advertising customers for advertising placed on the Company’s video and high-speed data services. Nearly all Advertising revenues are attributable to the Company’s video service.
Costs and Expenses
     Costs of revenues include: video programming costs (including fees paid to the programming vendors net of certain amounts received from the vendors); high-speed data connectivity costs; voice network costs; other service-related expenses, including non-administrative labor costs directly associated with the delivery of services to subscribers; maintenance of the Company’s delivery systems; franchise fees; and other related costs. The Company’s programming agreements are generally multi-year agreements that provide for the Company to make payments to the programming vendors at agreed upon rates based on the number of subscribers to which the Company provides the programming service.
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
RESULTS OF OPERATIONS
Recent Accounting Standards
     See Note 2 to the accompanying consolidated financial statements for a discussion of the accounting standards adopted during the six months ended June 30, 2008 and recent accounting standards not yet adopted.
Three and Six Months Ended June 30, 2008 Compared to Three and Six Months Ended June 30, 2007
     The following discussion provides an analysis of the Company’s results of operations and should be read in conjunction with the accompanying consolidated statement of operations, as well as the consolidated financial statements and notes thereto and MD&A included in the 2007 Form 10-K.
     Revenues. Revenues by major category were as follows (in millions):

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2008	2007	% Change	2008	2007	% Change
Subscription:
Video	$2,636	$2,579	2%	$5,239	$5,083	3%
High-speed data	1,032	924	12%	2,026	1,818	11%
Voice	397	285	39%	763	549	39%

Total Subscription	4,065	3,788	7%	8,028	7,450	8%
Advertising	233	226	3%	430	415	4%

Total	$4,298	$4,014	7%	$8,458	$7,865	8%

TIME WARNER CABLE INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS
OF OPERATIONS AND FINANCIAL CONDITION—(Continued)
     Selected subscriber-related statistics were as follows (in thousands):

	June 30,
	2008	2007	% Change
Basic video(a)	13,297	13,391	(1%)
Digital video(b)	8,483	7,732	10%
Residential high-speed data(c)	8,125	7,188	13%
Commercial high-speed data(c)	287	263	9%
Residential Digital Phone(d)	3,421	2,334	47%
Commercial Digital Phone(d)	16	1	NM
Revenue generating units(e)	33,629	30,983	9%
Customer relationships(f)	14,737	14,677	—

NM—Not meaningful.

(a)	Basic video subscriber numbers reflect billable subscribers who receive at least basic video service.

(b)	Digital video subscriber numbers reflect billable subscribers who receive any level of video service via digital transmissions.

(c)	High-speed data subscriber numbers reflect billable subscribers who receive TWC’s Road Runner high-speed data service or any of the other high-speed data services offered by TWC.

(d)
Digital Phone subscriber numbers reflect billable subscribers who receive an IP-based telephony service. Residential Digital Phone subscriber numbers as of June 30, 2007 exclude 74,000 subscribers who received traditional, circuit-switched telephone service.

(e)	Revenue generating units represent the total of all basic video, digital video, high-speed data and voice (including circuit-switched telephone service, as applicable) subscribers.

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

     Subscription revenues increased as a result of increases in video, high-speed data and voice revenues. The increase in video revenues was primarily due to the continued growth of digital video services and video price increases, partially offset by a decrease in pay-per-view event revenues. Additional information regarding the major components of video revenues was as follows (in millions):

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2008	2007	% Change	2008	2007	% Change
Basic video services	$1,577	$1,566	1%	$3,128	$3,115	—
Digital video services	637	609	5%	1,269	1,172	8%
Equipment rental and installation charges	275	254	8%	544	499	9%
Franchise fees	116	111	5%	228	220	4%
Other	31	39	(21%)	70	77	(9%)

Total	$2,636	$2,579	2%	$5,239	$5,083	3%

     High-speed data revenues increased primarily due to growth in high-speed data subscribers. Strong growth rates for high-speed data revenues are expected to continue during the remainder of 2008.
     The increase in voice revenues was due to growth in Digital Phone subscribers. Voice revenues for the three and six months ended June 30, 2007 also included $11 million and $25 million, respectively, of revenues associated with subscribers who received traditional, circuit-switched telephone service. Strong growth rates for voice revenues are expected to continue during the remainder of 2008.
     Average monthly subscription revenue (which includes video, high-speed data and voice revenues) per basic video subscriber (“subscription ARPU”) increased 8% to $101.76 for the three months ended June 30, 2008 from $94.01 for the three months ended June 30, 2007, and increased 9% to $100.73 for the six months ended June 30, 2008 from $92.55 for the six months ended June 30, 2007. These increases were primarily a result of the increased penetration of digital video, high-speed data and Digital Phone and higher video prices, as discussed above.

TIME WARNER CABLE INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS
OF OPERATIONS AND FINANCIAL CONDITION—(Continued)
     Advertising revenues increased slightly to $233 million and $430 million for the three and six months ended June 30, 2008, respectively, from $226 million and $415 million for the three and six months ended June 30, 2007, respectively.
     Costs of revenues. The major components of costs of revenues were as follows (in millions):

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2008	2007	% Change	2008	2007	% Change
Video programming	$939	$882	6%	$1,868	$1,762	6%
Employee	571	531	8%	1,155	1,078	7%
High-speed data	37	39	(5%)	77	83	(7%)
Voice	134	111	21%	262	223	17%
Franchise fees	116	111	5%	228	220	4%
Other direct operating costs	221	198	12%	435	389	12%

Total	$2,018	$1,872	8%	$4,025	$3,755	7%

     For the three and six months ended June 30, 2008, costs of revenues increased 8% and 7%, respectively, primarily related to increases in video programming, employee, voice and other direct operating costs. As a percentage of revenues, costs of revenues were 47% for both the three months ended June 30, 2008 and 2007, and 48% for both the six months ended June 30, 2008 and 2007.
     The increase in video programming costs was primarily due to contractual rate increases and an increase in the percentage of basic video subscribers who also subscribe to expanded tiers of video services. Average programming costs per basic video subscriber increased 7% to $23.49 per month for the three months ended June 30, 2008 from $21.89 per month for the three months ended June 30, 2007. Average programming costs per basic video subscriber increased 7% to $23.43 per month for the six months ended June 30, 2008 from $21.89 per month for the six months ended June 30, 2007.
     Employee costs for the three and six months ended June 30, 2008 increased primarily due to higher headcount resulting from the continued growth of digital video, high-speed data and Digital Phone services, as well as salary increases.
     High-speed data costs consist of the direct costs associated with the delivery of high-speed data services, including network connectivity costs. High-speed data costs decreased for the three and six months ended June 30, 2008 due to a decrease in per-subscriber connectivity costs, partially offset by subscriber growth.
     Voice costs consist of the direct costs associated with the delivery of voice services, including network connectivity costs. Voice costs increased for the three and six months ended June 30, 2008 primarily due to growth in Digital Phone subscribers, partially offset by a decline in per-subscriber connectivity costs.
     Other direct operating costs increased for the three and six months ended June 30, 2008 primarily due to increases in certain other costs associated with the continued growth of digital video, high-speed data and Digital Phone services.
     Selling, general and administrative expenses. The major components of selling, general and administrative expenses were as follows (in millions):

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2008	2007	% Change	2008	2007	% Change
Employee	$283	$283	—	$593	$546	9%
Marketing	151	132	14%	309	255	21%
Other	276	277	—	559	542	3%

Total	$710	$692	3%	$1,461	$1,343	9%

TIME WARNER CABLE INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS
OF OPERATIONS AND FINANCIAL CONDITION—(Continued)
     For the three and six months ended June 30, 2008, selling, general and administrative expenses increased due to higher marketing costs resulting from intensified marketing efforts, as well as, for the six months ended June 30, 2008, higher employee and other costs. Employee costs for the three and six months ended June 30, 2008 were impacted by headcount and salary increases. For the three months ended June 30, 2008, higher employee costs were offset by lower equity-based compensation expense, reflecting mainly the timing of 2008 grants, which were made during the first quarter as compared to 2007 grants, which were made in the second quarter. Other costs increased slightly for the six months ended June 30, 2008 primarily due to higher administrative costs associated with the increase in headcount discussed above.
     Merger-related and restructuring costs. For the three and six months ended June 30, 2007, the Company expensed non-capitalizable merger-related costs associated with the 2006 transactions with Adelphia Communications Corporation and Comcast of $3 million and $7 million, respectively. In addition, the results for the three and six months ended June 30, 2007 included restructuring costs of $3 million and $9 million, respectively.
     Loss on cable systems held for sale. During the three and six months ended June 30, 2008, the Company recorded a pretax impairment loss of $45 million as a result of the anticipated sale of certain non-core cable systems, which is expected to close during the fourth quarter of 2008. See “Overview—Recent Developments—Sale of Certain Cable Systems” for further details.
     Reconciliation of Operating Income to OIBDA. The following table reconciles Operating Income to OIBDA. In addition, the table provides the components from Operating Income to net income for purposes of the discussions that follow (in millions):

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2008	2007	% Change	2008	2007	% Change
Net income	$277	$272	2%	$519	$548	(5%)
Income tax provision	182	172	6%	347	359	(3%)

Income before income taxes	459	444	3%	866	907	(5%)
Interest expense, net	219	227	(4%)	418	454	(8%)
Income from equity investments, net	(5)	(4)	25%	(10)	(7)	43%
Minority interest expense, net	46	41	12%	87	79	10%
Other expense (income), net	19	3	533%	13	(143)	(109%)

Operating Income	738	711	4%	1,374	1,290	7%
Depreciation	722	669	8%	1,423	1,318	8%
Amortization	65	64	2%	130	143	(9%)

OIBDA	$1,525	$1,444	6%	$2,927	$2,751	6%

     OIBDA. OIBDA increased for the three and six months ended June 30, 2008 principally as a result of revenue growth (particularly in high margin high-speed data revenues), partially offset by higher costs of revenues and selling, general and administrative expenses, as well as the loss on cable systems held for sale, as discussed above.
     Depreciation expense. The increase in depreciation expense for the three and six months ended June 30, 2008 was primarily associated with purchases of customer premise equipment, scalable infrastructure and line extensions (each of which is primarily driven by customer demand) occurring during or subsequent to the comparable period in 2007.
     Amortization expense. Amortization expense for the six months ended June 30, 2008 decreased primarily due to the absence of amortization expense associated with customer relationships recorded in connection with the 2003 restructuring of TWE, which were fully amortized as of the end of the first quarter of 2007.

TIME WARNER CABLE INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS
OF OPERATIONS AND FINANCIAL CONDITION—(Continued)
     Operating Income. Operating Income increased for the three and six months ended June 30, 2008 primarily due to the increase in OIBDA (which included the loss on cable systems held for sale), partially offset by the increase in depreciation expense, as discussed above. Additionally, the decrease in amortization expense contributed to the increase in Operating Income for the six months ended June 30, 2008.
     Interest expense, net. Interest expense, net, decreased for the three and six months ended June 30, 2008 due to a decrease in net debt (as defined below), as well as lower average interest rates on the Company’s variable rate borrowings. This decrease was partially offset by the impact of the 2008 Bond Offering and, for the six months ended June 30, 2008, the April 2007 issuance of fixed rate debt securities (the “2007 Bond Offering”). The net proceeds of the 2008 Bond Offering (pending the payment of the Special Dividend in connection with the Separation) and the 2007 Bond Offering were used in part to repay variable rate debt with lower interest rates. Interest expense for the three and six months ended June 30, 2008 also included $31 million of debt issuance costs related to the portion of the upfront loan fees for the 2008 Bridge Facility that were expensed due to the reduction of commitments under such facility as a result of the 2008 Bond Offering.
     Other expense (income), net. Other expense, net for the three and six months ended June 30, 2008 included $10 million and $12 million, respectively, of direct transaction costs (e.g., legal and professional fees) related to the Separation Transactions, as well as an $8 million impairment charge on an equity-method investment. Additionally, other expense, net for the six months ended June 30, 2008 included a pretax gain of $9 million recorded on the sale of a cost-method investment. During the six months ended June 30, 2007, the Company recorded a pretax gain of $146 million as a result of the distribution of the assets of Texas and Kansas City Cable Partners, L.P. to TWC and Comcast on January 1, 2007, which was treated as a sale of the Company’s 50% equity interest in the pool of assets consisting of the Houston cable systems (the “TKCCP Gain”).
     Income before income taxes. Income before income taxes for the three months ended June 30, 2008 increased primarily due to an increase in Operating Income (which included the loss on cable systems held for sale), partially offset by an increase in other expense, net. Income before income taxes for the six months ended June 30, 2008 decreased primarily due to the TKCCP Gain recorded in other income, net in the first quarter of 2007, as discussed above, partially offset by an increase in Operating Income (which included the loss on cable systems held for sale) and a decrease in interest expense, net.
     Income tax provision. TWC’s income tax provision has been prepared as if the Company operated as a stand-alone taxpayer for all periods presented. For the three months ended June 30, 2008 and 2007, the Company recorded income tax provisions of $182 million and $172 million, respectively. For the six months ended June 30, 2008 and 2007, the Company recorded income tax provisions of $347 million and $359 million, respectively. The effective tax rate was 40% for both the three and six months ended June 30, 2008, and was 39% and 40% for the three and six months ended June 30, 2007, respectively.
     Net income and net income per common share. Net income was $277 million for the three months ended June 30, 2008 compared to $272 million for the three months ended June 30, 2007. Basic and diluted net income per common share were $0.28 for both the three months ended June 30, 2008 and 2007. Net income was $519 million for the six months ended June 30, 2008 compared to $548 million for the six months ended June 30, 2007. Basic and diluted net income per common share were $0.53 for the six months ended June 30, 2008 compared to $0.56 for the six months ended June 30, 2007. For the three months ended June 30, 2008, net income and net income per common share were essentially flat, as the increase in Operating Income (which included the loss on cable systems held for sale) was offset by an increase in other expense, net and income tax provision. For the six months ended June 30, 2008, net income and net income per common share decreased primarily due to the TKCCP Gain recorded in other income, net in the first quarter of 2007, as discussed above, partially offset by an increase in Operating Income (which included the loss on cable systems held for sale) and decreases in interest expense, net and income tax provision.

TIME WARNER CABLE INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS
OF OPERATIONS AND FINANCIAL CONDITION—(Continued)
FINANCIAL CONDITION AND LIQUIDITY
     Management believes that cash generated by or available to TWC should be sufficient to fund its capital and liquidity needs for the foreseeable future, including indebtedness maturing during 2008, the expected payment of $10.855 billion for the Special Dividend and the Company’s expected investment in the Sprint/Clearwire Joint Venture. TWC’s sources of cash include cash provided by operating activities, cash and equivalents on hand, borrowing capacity under its committed credit facilities (including the 2008 Bridge Facility, under which TWC may not borrow any amounts unless and until the Special Dividend is declared in connection with the Separation) and commercial paper program, as well as access to the capital markets.
     TWC’s unused committed capacity was $13.641 billion as of June 30, 2008, reflecting $3.849 billion in cash and equivalents, $5.752 billion of available borrowing capacity under the Company’s $6.0 billion senior unsecured five-year revolving credit facility (the “Cable Revolving Facility”) and $4.040 billion of borrowing capacity under the 2008 Bridge Facility, under which TWC may not borrow any amounts unless and until the Special Dividend is declared in connection with the Separation. Borrowings under the Supplemental Facility are only available to the Company at the final maturity of the 2008 Bridge Facility to repay amounts then outstanding under the 2008 Bridge Facility, if any, and are not included in TWC’s unused committed capacity.
Current Financial Condition
     As of June 30, 2008, the Company had $16.463 billion of debt, $3.849 billion of cash and equivalents (net debt of $12.614 billion, defined as total debt less cash and equivalents), $300 million of mandatorily redeemable non-voting Series A Preferred Equity Membership Units (the “TW NY Cable Preferred Membership Units”) issued by a subsidiary of TWC, Time Warner NY Cable LLC (“TW NY Cable”) and $25.270 billion of shareholders’ equity. As of December 31, 2007, the Company had $13.577 billion of debt, $232 million of cash and equivalents (net debt of $13.345 billion), $300 million of TW NY Cable Preferred Membership Units and $24.706 billion of shareholders’ equity.
     The following table shows the significant items contributing to the decrease in net debt from December 31, 2007 to June 30, 2008 (in millions):

Balance as of December 31, 2007(a)	$13,345
Cash provided by operating activities	(2,535)
Capital expenditures	1,708
Debt issuance costs	85
All other, net	11

Balance as of June 30, 2008(a)	$12,614

(a)
Amounts include unamortized fair value adjustments of $120 million and $126 million as of June 30, 2008 and December 31, 2007, respectively, which include the fair value adjustment recognized as a result of the merger of America Online, Inc. (now known as AOL LLC) and Time Warner Inc. (now known as Historic TW Inc.).

     As discussed in “Overview—Recent Developments,” the Shelf Registration Statement on file with the SEC allows TWC to offer and sell from time to time senior and subordinated debt securities and debt warrants.
     As discussed in “Overview—Recent Developments,” upon completion of the TW Internal Restructuring, TWC’s board of directors or a committee thereof will declare the Special Dividend to holders of TWC’s outstanding Class A common stock and Class B common stock, including Time Warner, in an amount equal to $10.27 per share (aggregating $10.855 billion), which will be paid prior to the completion of the Separation.
     In addition, as discussed in “Overview—Recent Developments,” TWC is a participant in the Sprint/Clearwire Joint Venture, which is expected to close by the end of the first half of 2009. TWC’s share of such investment is expected to be approximately $550 million, which it expects to fund with cash

TIME WARNER CABLE INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS
OF OPERATIONS AND FINANCIAL CONDITION—(Continued)
on hand, borrowings under the Cable Revolving Facility, its commercial paper program or a combination thereof.
     On September 1, 2008, TWE’s 7.25% notes due September 1, 2008 (aggregate principal amount of $600 million) will mature.
Cash Flows
     Cash and equivalents increased by $3.617 billion and $19 million for the six months ended June 30, 2008 and 2007, respectively. Components of these changes are discussed below in more detail.
Operating Activities
     Details of cash provided by operating activities are as follows (in millions):

	Six Months Ended
	June 30,
	2008	2007
OIBDA	$2,927	$2,751
Noncash loss on cable systems held for sale	45	—
Net interest payments(a)	(394)	(400)
Pension plan contributions	(100)	—
Noncash equity-based compensation	48	38
Net income taxes paid(b)	(18)	(50)
Merger-related and restructuring payments, net of accruals(c)	(7)	(8)
Net cash flows from discontinued operations(d)	—	46
All other, net, including working capital changes	34	(173)

Cash provided by operating activities	$2,535	$2,204

(a)	Amounts include interest income received of $4 million and $6 million for the six months ended June 30, 2008 and 2007, respectively.
(b)	Amounts include income tax refunds received of $3 million and $5 million for the six months ended June 30, 2008 and 2007, respectively.
(c)	Amounts include payments for merger-related and restructuring costs and payments for certain other merger-related liabilities, net of accruals.
(d)	Amounts reflect working capital-related adjustments.
     Cash provided by operating activities increased from $2.204 billion for the six months ended June 30, 2007 to $2.535 billion for the six months ended June 30, 2008. This increase was primarily related to an increase in OIBDA (primarily due to revenue growth, partially offset by increases in costs of revenues and selling, general and administrative expenses, as previously discussed), a change in working capital requirements and a decrease in net income tax payments, partially offset by 2008 pension plan contributions and the absence in 2008 of cash flows from discontinued operations. The change in working capital requirements was primarily due to the timing of payments and collections of accounts receivable.
     The Economic Stimulus Act of 2008, enacted in the first quarter of 2008, provides for a bonus first year depreciation deduction of 50% of qualified property. The benefits of this legislation are applicable to certain of the Company’s capital expenditures and are expected to continue to reduce the Company’s net income tax payments during the remainder of 2008.
     The Company anticipates making discretionary cash contributions of at least $150 million to its funded defined benefit pension plans in 2008, subject to market conditions and other considerations, $100 million of which has been contributed as of June 30, 2008.

TIME WARNER CABLE INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS
OF OPERATIONS AND FINANCIAL CONDITION—(Continued)
Investing Activities
     Details of cash used by investing activities are as follows (in millions):

	Six Months Ended
	June 30,
	2008	2007
Investments and acquisitions, net of cash acquired and distributions received:
Distributions received from an investee(a)	$—	$47
All other	(26)	(24)
Capital expenditures	(1,708)	(1,551)
Other investing activities	11	4

Cash used by investing activities	$(1,723)	$(1,524)

(a)	Distributions received from an investee represent distributions received from Sterling Entertainment Enterprises, LLC (d/b/a SportsNet New York), an equity-method investee.
     Cash used by investing activities increased from $1.524 billion for the six months ended June 30, 2007 to $1.723 billion for the six months ended June 30, 2008. This increase was principally due to an increase in capital expenditures, driven by greater penetration of digital video, high-speed data and Digital Phone services, as well as the absence in 2008 of distributions received from an investee.
     TWC’s capital expenditures included the following major categories (in millions):

	Six Months Ended
	June 30,
	2008	2007
Customer premise equipment(a)	$856	$736
Scalable infrastructure(b)	258	221
Line extensions(c)	179	167
Upgrades/rebuilds(d)	147	132
Support capital(e)	268	295

Total	$1,708	$1,551

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
Financing Activities
     Details of cash provided (used) by financing activities are as follows (in millions):

	Six Months Ended
	June 30,
	2008	2007
Borrowings (repayments), net(a)	$(166)	$266
Borrowings	5,203	5,629
Repayments	(2,145)	(6,448)
Debt issuance costs	(85)	(28)
Other financing activities	(2)	(80)

Cash provided (used) by financing activities	$2,805	$(661)

(a)	Borrowings (repayments), net, reflects borrowings under the Company’s commercial paper program with original maturities of three months or less, net of repayments of such borrowings.
     Cash used by financing activities was $661 million for the six months ended June 30, 2007 compared to cash provided by financing activities of $2.805 billion for the six months ended June 30, 2008. Cash provided by financing activities for the six months ended June 30, 2008 primarily included net borrowings from the 2008 Bond Offering, partially offset by repayments under the Cable Revolving Facility and commercial paper program, and debt issuance costs relating to the 2008 Bond Offering and the 2008 Bridge Facility. Cash used by financing activities for the six months ended June 30, 2007 included net repayments under the Company’s debt obligations and payments for other financing activities.
Free Cash Flow
     Reconciliation of Cash provided by operating activities to Free Cash Flow. The following table reconciles Cash provided by operating activities to Free Cash Flow (in millions):

	Six Months Ended
	June 30,
	2008	2007
Cash provided by operating activities	$2,535	$2,204
Reconciling item:
Adjustments relating to the operating cash flow of discontinued operations	—	(46)

Cash provided by continuing operating activities	2,535	2,158
Add: Excess tax benefit from exercise of stock options	—	5
Less:
Capital expenditures	(1,708)	(1,551)
Partnership tax distributions, stock option distributions and principal payments on capital leases	(2)	(21)

Free Cash Flow	$825	$591

     Free Cash Flow increased from $591 million for the six months ended June 30, 2007 to $825 million for the six months ended June 30, 2008 primarily as a result of an increase in cash provided by continuing operating activities, partially offset by an increase in capital expenditures, as discussed above.

TIME WARNER CABLE INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS
OF OPERATIONS AND FINANCIAL CONDITION—(Continued)
Outstanding Debt and Mandatorily Redeemable Preferred Equity and Available Financial Capacity
     Debt and mandatorily redeemable preferred equity as of June 30, 2008 and December 31, 2007, were as follows:

	Interest Rate at		Outstanding Balance as of
	June 30,		June 30,	December 31,
	2008	Maturity	2008	2007
			(in millions)
Bank credit agreements and commercial paper program(a)(b)	2.900%(c)	2011	$3,157	$5,256
TWE notes and debentures(d)(e)	7.250%(f)	2008	600	601
	10.150%(f)	2012	265	267
	8.875%(f)	2012	364	365
	8.375%(f)	2023	1,039	1,040
	8.375%(f)	2033	1,052	1,053
TWC notes and debentures	5.400%(g)	2012	1,498	1,498
	6.200%(g)	2013	1,497	—
	5.850%(g)	2017	1,996	1,996
	6.750%(g)	2018	1,998	—
	6.550%(g)	2037	1,491	1,491
	7.300%(g)	2038	1,496	—
TW NY Cable Preferred Membership Units	8.210%	2013	300	300
Capital leases and other			10	10

Total			$16,763	$13,877

(a)
TWC’s unused committed capacity was $13.641 billion as of June 30, 2008, reflecting $3.849 billion in cash and equivalents and $5.752 billion of available borrowing capacity under the Cable Revolving Facility and $4.040 billion of borrowing capacity under the 2008 Bridge Facility, under which TWC may not borrow any amounts unless and until the Special Dividend is declared in connection with the Separation. TWC’s unused committed capacity was $3.881 billion as of December 31, 2007, reflecting $232 million in cash and equivalents and $3.649 billion of available borrowing capacity under the Cable Revolving Facility. TWC’s available borrowing capacity as of June 30, 2008 and December 31, 2007 both reflect a reduction of $135 million for outstanding letters of credit backed by the Cable Revolving Facility.

(b)	Outstanding balance amounts exclude an unamortized discount on commercial paper of $1 million and $5 million as of June 30, 2008 and December 31, 2007, respectively.
(c)	Rate represents a weighted-average interest rate.
(d)	Amounts include an unamortized fair value adjustment of $120 million and $126 million as of June 30, 2008 and December 31, 2007, respectively.
(e)
As of June 30, 2008 and December 31, 2007, the Company has classified $600 million and $601 million, respectively, of TWE debentures due within the next twelve months as long-term in the consolidated balance sheet to reflect management’s intent and ability to refinance the obligation on a long-term basis through the utilization of the unused committed capacity under the Cable Revolving Facility.

(f)	Rate represents the stated rate at original issuance. The effective weighted-average interest rate for the TWE notes and debentures in the aggregate is 7.65% at June 30, 2008.
(g)	Rate represents the stated rate at original issuance. The effective weighted-average interest rate for the TWC notes and debentures in the aggregate is 6.38% at June 30, 2008.
     See “Overview—Recent Developments—2008 Bond Offering and Additional Financing Commitments,” Note 4 to the accompanying consolidated financial statements and the 2007 Form 10-K for further details regarding the Company’s outstanding debt and mandatorily redeemable preferred equity and other financing arrangements, including certain information about maturities, covenants, rating triggers and bank credit agreement leverage ratios relating to such debt and financing arrangements.
Time Warner Approval Rights
     Under a shareholder agreement entered into between TWC and Time Warner on April 20, 2005 (the “Shareholder Agreement”), TWC is required to obtain Time Warner’s approval prior to incurring additional debt (except for ordinary course issuances of commercial paper or borrowings under the Cable Revolving Facility up to the limit of that credit facility, to which Time Warner has consented) or rental expenses (other than with respect to certain approved leases) or issuing preferred equity, if its consolidated ratio of debt, including preferred equity, plus six times its annual rental expense to EBITDAR (the “TW

TIME WARNER CABLE INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS
OF OPERATIONS AND FINANCIAL CONDITION—(Continued)
Leverage Ratio”) then exceeds, or would as a result of the incurrence or issuance exceed, 3:1. Under certain circumstances, TWC is required to include the indebtedness, annual rental expense obligations and EBITDAR of certain unconsolidated entities that it manages and/or in which it owns an equity interest, in the calculation of the TW Leverage Ratio. The Shareholder Agreement defines EBITDAR, at any time of measurement, as operating income plus depreciation, amortization and rental expense (for any lease that is not accounted for as a capital lease) for the twelve months ending on the last day of TWC’s most recent fiscal quarter, including certain adjustments to reflect the impact of significant transactions as if they had occurred at the beginning of the period. In the Separation Agreement, Time Warner agreed that the calculation of indebtedness under the Shareholder Agreement would exclude any indebtedness incurred pursuant to the 2008 Bridge Facility and any indebtedness that reduces, on a dollar-for-dollar basis, the commitments of the lenders under the 2008 Bridge Facility.
     The following table sets forth the calculation of the TW Leverage Ratio, as amended by the Separation Agreement, for the twelve months ended June 30, 2008 (in millions, except ratio):

Total debt as defined by the Shareholder Agreement, as amended	$11,503
TW NY Cable Preferred Membership Units	300
Six times annual rental expense	1,092

Total	$12,895

EBITDAR	$6,145

TW Leverage Ratio	2.1x

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
     Various factors could adversely affect the operations, business or financial results of TWC in the future and cause TWC’s actual results to differ materially from those contained in the forward-looking statements, including those factors discussed in detail in Item 1A, “Risk Factors,” in the 2007 Form 10-K, which should be read in conjunction with this report (including Item 1A, “Risk Factors,” in Part II of this report) and in TWC’s other filings made from time to time with the SEC after the date of this report. In addition, the Company operates in a highly competitive, consumer and technology-driven and rapidly changing business. The Company’s business is affected by government regulation, economic, strategic, political and social conditions, consumer response to new and existing products and services, technological developments and, particularly in view of new technologies, its continued ability to protect and secure any necessary intellectual property rights. TWC’s actual results could differ materially from management’s expectations because of changes in such factors.

TIME WARNER CABLE INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS
OF OPERATIONS AND FINANCIAL CONDITION—(Continued)
     Further, lower than expected valuations associated with the Company’s cash flows and revenues may result in the Company’s inability to realize the value of recorded intangibles and goodwill. Additionally, achieving the Company’s financial objectives could be adversely affected by the factors discussed in detail in Item 1A, “Risk Factors,” in the 2007 Form 10-K and in Part II of this report, as well as:
•	economic slowdowns;
•	the impact of terrorist acts and hostilities;
•	changes in the Company’s plans, strategies and intentions;
•	the impacts of significant acquisitions, dispositions and other similar transactions, including the Company’s planned separation from Time Warner;
•	the failure to meet earnings expectations; and
•	decreased liquidity in the capital markets, including any reduction in the ability to access the capital markets for debt securities or bank financings.

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
Changes in Internal Control Over Financial Reporting
     There have not been any changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2008 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

TIME WARNER CABLE INC.
CONSOLIDATED BALANCE SHEET
(Unaudited)

	June 30,	December 31,
	2008	2007
	(in millions)
ASSETS
Current assets
Cash and equivalents	$3,849	$232
Receivables, less allowances of $93 million and $87 million as of June 30, 2008 and December 31, 2007, respectively	713	743
Receivables from affiliated parties	4	2
Prepaid expenses and other current assets	126	95
Deferred income tax assets	80	91

Total current assets	4,772	1,163
Investments	731	735
Property, plant and equipment, net	13,172	12,873
Intangible assets subject to amortization, net	609	719
Intangible assets not subject to amortization	38,906	38,925
Goodwill	2,106	2,117
Other assets	157	68

Total assets	$60,453	$56,600

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$447	$417
Deferred revenue and subscriber-related liabilities	166	164
Payables to affiliated parties	188	204
Accrued programming expense	532	509
Other current liabilities	1,219	1,237
Current liabilities of discontinued operations	—	5

Total current liabilities	2,552	2,536
Long-term debt	16,463	13,577
Mandatorily redeemable preferred equity membership units issued by a subsidiary	300	300
Deferred income tax liabilities, net	13,662	13,291
Long-term payables to affiliated parties	24	36
Other liabilities	406	430
Minority interests	1,776	1,724
Commitments and contingencies (Note 11)
Shareholders’ equity
Class A common stock, $0.01 par value, 902 million shares issued and outstanding as of June 30, 2008 and December 31, 2007	9	9
Class B common stock, $0.01 par value, 75 million shares issued and outstanding as of June 30, 2008 and December 31, 2007	1	1
Paid-in-capital	19,463	19,411
Accumulated other comprehensive loss, net	(180)	(174)
Retained earnings	5,977	5,459

Total shareholders’ equity	25,270	24,706

Total liabilities and shareholders’ equity	$60,453	$56,600

See accompanying notes.

TIME WARNER CABLE INC.
CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(in millions, except per share data)		(in millions, except per share data)
Revenues:
Subscription:
Video	$2,636	$2,579	$5,239	$5,083
High-speed data	1,032	924	2,026	1,818
Voice	397	285	763	549

Total Subscription	4,065	3,788	8,028	7,450
Advertising	233	226	430	415

Total revenues(a)	4,298	4,014	8,458	7,865
Costs and expenses:
Costs of revenues(a)(b)	2,018	1,872	4,025	3,755
Selling, general and administrative(a)(b)	710	692	1,461	1,343
Depreciation	722	669	1,423	1,318
Amortization	65	64	130	143
Loss on cable systems held for sale	45	—	45	—
Merger-related and restructuring costs	—	6	—	16

Total costs and expenses	3,560	3,303	7,084	6,575

Operating Income	738	711	1,374	1,290
Interest expense, net	(219)	(227)	(418)	(454)
Income from equity investments, net	5	4	10	7
Minority interest expense, net	(46)	(41)	(87)	(79)
Other income (expense), net	(19)	(3)	(13)	143

Income before income taxes	459	444	866	907
Income tax provision	(182)	(172)	(347)	(359)

Net income	$277	$272	$519	$548

Basic net income per common share	$0.28	$0.28	$0.53	$0.56

Average basic common shares outstanding	976.9	976.9	976.9	976.9

Diluted net income per common share	$0.28	$0.28	$0.53	$0.56

Average diluted common shares outstanding	978.1	977.2	977.6	977.1

(a) Includes the following income (expenses) resulting from transactions with related companies:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(in millions, except per share data)		(in millions, except per share data)
Revenues	$4	$6	$7	$9
Costs of revenues	(269)	(276)	(539)	(527)
Selling, general and administrative	(3)	(3)	(7)	(8)

(b) Costs of revenues and selling, general and administrative expenses exclude depreciation.
See accompanying notes.

TIME WARNER CABLE INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2008	2007
	(in millions)
OPERATING ACTIVITIES
Net income	$519	$548
Adjustments for noncash and nonoperating items:
Depreciation and amortization	1,553	1,461
Pretax gain on sale of 50% equity interest in the Houston Pool of TKCCP	—	(146)
Pretax gain on sale of cost-method investment	(9)	—
Pretax loss on cable systems held for sale	45	—
(Income) loss from equity investments, net of cash distributions	(3)	8
Pretax impairment loss on equity-method investment	8	—
Minority interest expense, net	87	79
Deferred income taxes	341	183
Equity-based compensation	48	38
Changes in operating assets and liabilities, net of acquisitions:
Receivables	18	68
Accounts payable and other liabilities	(30)	(97)
Other changes	(42)	16
Adjustments relating to discontinued operations	—	46

Cash provided by operating activities	2,535	2,204

INVESTING ACTIVITIES
Investments and acquisitions, net of cash acquired and distributions received	(26)	23
Capital expenditures	(1,708)	(1,551)
Proceeds from sale of cost-method investment	9	—
Proceeds from disposal of property, plant and equipment	2	4

Cash used by investing activities	(1,723)	(1,524)

FINANCING ACTIVITIES
Borrowings (repayments), net(a)	(166)	266
Borrowings(b)	5,203	5,629
Repayments(b)	(2,145)	(6,448)
Debt issuance costs	(85)	(28)
Excess tax benefit from exercise of stock options	—	5
Principal payments on capital leases	—	(2)
Distributions to owners, net	(2)	(19)
Other	—	(64)

Cash provided (used) by financing activities	2,805	(661)

INCREASE IN CASH AND EQUIVALENTS	3,617	19
CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	232	51

CASH AND EQUIVALENTS AT END OF PERIOD	$3,849	$70

(a)	Borrowings (repayments), net, reflects borrowings under the Company’s commercial paper program with original maturities of three months or less, net of repayments of such borrowings.
(b)	Amounts represent borrowings and repayments related to debt instruments with original maturities greater than three months.
See accompanying notes.

TIME WARNER CABLE INC.
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(Unaudited)

	Six Months Ended June 30,
	2008	2007
	(in millions)
BALANCE AT BEGINNING OF PERIOD	$24,706	$23,564
Net income	519	548
Other comprehensive income	(6)	(13)

Comprehensive income	513	535
Impact of adopting new accounting pronouncements(a)	1	(34)
Equity-based compensation	48	38
Allocations from Time Warner and other, net	2	(45)

BALANCE AT END OF PERIOD	$25,270	$24,058

(a)
The amounts relate to the impact of adopting the provisions of Emerging Issues Task Force (“EITF”) Issue No. 06-10, Accounting for Collateral Assignment Split-Dollar Life Insurance Arrangements, of $1 million for the six months ended June 30, 2008, and EITF Issue No. 06-2, Accounting for Sabbatical Leave and Other Similar Benefits, of $(37) million, partially offset by the impact of adopting the provisions of Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109, of $3 million for the six months ended June 30, 2007.

See accompanying notes.

TIME WARNER CABLE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1.   DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION
Description of Business
     Time Warner Cable Inc. (together with its subsidiaries, “TWC” or the “Company”) is the second-largest cable operator in the U.S., with technologically advanced, well-clustered systems located mainly in five geographic areas – New York State (including New York City), the Carolinas, Ohio, southern California (including Los Angeles) and Texas. As of June 30, 2008, TWC served approximately 14.7 million customers who subscribed to one or more of its video, high-speed data and voice services, representing approximately 33.6 million revenue generating units.
     Time Warner Inc. (“Time Warner”) owns approximately 84% of the common stock of TWC (representing a 90.6% voting interest), and also owns an indirect 12.43% non-voting common stock interest in TW NY Cable Holding Inc. (“TW NY”), a subsidiary of TWC. The financial results of TWC’s operations are consolidated by Time Warner. On May 20, 2008, TWC and its subsidiaries, Time Warner Entertainment Company, L.P. (“TWE”) and TW NY, entered into a Separation Agreement (the “Separation Agreement”) with Time Warner and its subsidiaries, Warner Communications Inc. (“WCI”), Historic TW Inc. (“Historic TW”) and American Television and Communications Corporation (“ATC”), the terms of which will govern TWC’s legal and structural separation from Time Warner. Refer to Note 3 for further details.
     TWC principally offers three services – video, high-speed data and voice – over its broadband cable systems. TWC markets its services separately and in “bundled” packages of multiple services and features. As of June 30, 2008, 51% of TWC’s customers subscribed to two or more of its primary services, including 19% of its customers who subscribed to all three primary services. Historically, TWC has focused primarily on residential customers, while also selling video, high-speed data and networking and transport services to commercial customers. Recently, TWC has begun selling voice services to small- and medium-sized businesses as part of an increased emphasis on its commercial business. In addition, TWC earns revenues by selling advertising time to national, regional and local businesses.
     Video is TWC’s largest service in terms of revenues generated and, as of June 30, 2008, TWC had approximately 13.3 million basic video subscribers. Although providing video services is a competitive and highly penetrated business, TWC continues to increase video revenues through the offering of advanced digital video services, as well as through price increases and digital video subscriber growth. As of June 30, 2008, TWC had approximately 8.5 million digital video subscribers, which represented approximately 64% of its basic video subscribers. TWC’s digital video subscribers provide a broad base of potential customers for additional services.
     As of June 30, 2008, TWC had approximately 8.1 million residential high-speed data subscribers. TWC also offers commercial high-speed data services and had 287,000 commercial high-speed data subscribers as of June 30, 2008.
     Approximately 3.4 million residential subscribers received Digital Phone service, TWC’s IP-based telephony voice service, as of June 30, 2008. TWC also rolled out Business Class Phone, a commercial Digital Phone service, to small- and medium-sized businesses during 2007 in the majority of its systems and has nearly completed the roll-out in the remainder of its systems during the first half of 2008. As of June 30, 2008, TWC had 16,000 commercial Digital Phone subscribers.

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
Reclassifications
     Certain reclassifications have been made to the prior year’s financial information to conform to the June 30, 2008 presentation.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Net income	$277	$272	$519	$548

Average common shares outstanding—basic	976.9	976.9	976.9	976.9
Dilutive effect of equity awards	1.2	0.3	0.7	0.2

Average common shares outstanding—diluted	978.1	977.2	977.6	977.1

Net income per common share:
Basic	$0.28	$0.28	$0.53	$0.56

Diluted	$0.28	$0.28	$0.53	$0.56

2.   RECENT ACCOUNTING STANDARDS
Accounting Standards Adopted in 2008
Consideration Given by a Service Provider to Manufacturers or Resellers of Equipment
     On January 1, 2008, the Company adopted the provisions of Emerging Issues Task Force (“EITF”) Issue No. 06-1, Accounting for Consideration Given by a Service Provider to Manufacturers or Resellers of Equipment Necessary for an End-Customer to Receive Service from the Service Provider (“EITF 06-1”). EITF 06-1 provides that consideration provided to the manufacturers or resellers of specialized equipment should be accounted for as a reduction of revenue if the consideration provided is in the form of cash and the service provider directs that such cash be provided directly to the customer. Otherwise, the consideration should be recorded as an expense. The adoption of the provisions of EITF 06-1 did not have a material impact on the Company’s consolidated financial statements.
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
Fair Value Measurements
     On January 1, 2008, the Company adopted certain provisions of FASB Statement of Financial Accounting Standards (“Statement”) No. 157, Fair Value Measurements (“FAS 157”), which establishes the authoritative definition of fair value, sets out a framework for measuring fair value and expands the required disclosures about fair value measurement. The provisions of FAS 157 adopted on January 1, 2008 relate to financial assets and liabilities, as well as other assets and liabilities carried at fair value on a recurring basis and did not have a material impact on the Company’s consolidated financial statements. The provisions of FAS 157 related to other nonfinancial assets and liabilities will be effective for TWC on January 1, 2009, and will be applied prospectively. The Company is currently evaluating the impact that the provisions of FAS 157 related to other nonfinancial assets and liabilities will have on the Company’s consolidated financial statements.

TIME WARNER CABLE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
Recent Accounting Standards Not Yet Adopted
Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities
     In June 2008, the FASB issued Staff Position (“FSP”) EITF Issue No. 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (“FSP EITF 03-6-1”), in which the FASB concluded that all outstanding unvested share-based payment awards that contain rights to nonforfeitable dividends (such as restricted stock units granted by the Company) are considered participating securities. Because the awards are considered participating securities, the issuing entity is required to apply the two-class method of computing basic and diluted earnings per share. The provisions of FSP EITF 03-6-1 will be effective for TWC on January 1, 2009 and will be applied retroactively to all prior-period earnings per share computations. The adoption of FSP EITF 03-6-1 is not expected to have a material impact on earnings per share amounts in prior periods.
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
3.   SEPARATION FROM TIME WARNER
     On May 20, 2008, TWC and its subsidiaries, TWE and TW NY, entered into the Separation Agreement with Time Warner and its subsidiaries, WCI, Historic TW and ATC. TWC’s separation from Time Warner will take place through a series of related transactions, the occurrence of each of which is a condition to the next. First, Time Warner will complete certain internal restructuring transactions. Next, following the satisfaction or waiver of certain conditions, including those described below, Historic TW will transfer its 12.43% non-voting common stock interest in TW NY to TWC in exchange for 80 million newly issued shares of TWC’s Class A common stock (the “TW NY Exchange”). Following the TW NY Exchange, Time Warner will complete certain additional restructuring steps that will make Time Warner the direct owner of all shares of TWC’s Class A common stock and Class B common stock previously held by its subsidiaries (all of Time Warner’s restructuring transaction steps being referred to collectively as the “TW Internal Restructuring”). Upon completion of the TW Internal Restructuring, TWC’s board of directors or a committee thereof will declare a special cash dividend to holders of TWC’s outstanding Class

TIME WARNER CABLE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
A common stock and Class B common stock, including Time Warner, in an amount equal to $10.27 per share (aggregating $10.855 billion) (the “Special Dividend”). The Special Dividend will be paid prior to the completion of TWC’s separation from Time Warner. Following the payment of the Special Dividend, TWC will file with the Secretary of State of the State of Delaware an amended and restated certificate of incorporation, pursuant to which, among other things, each outstanding share of TWC Class A common stock (including any shares of Class A common stock issued in the TW NY Exchange) and TWC Class B common stock will automatically be converted into one share of common stock, par value $.01 per share (the “TWC Common Stock”) (the “Recapitalization”). Once the TW NY Exchange, the TW Internal Restructuring, the payment of the Special Dividend and the Recapitalization have been completed, TWC’s separation from Time Warner (the “Separation”) will proceed in the form of either a pro rata dividend of all shares of TWC Common Stock held by Time Warner to holders of Time Warner’s common stock or through the consummation by Time Warner of an exchange offer of shares of TWC Common Stock for shares of Time Warner’s common stock. If the Separation is effected as an exchange offer, after consummation of the exchange offer, Time Warner will distribute to its stockholders, as a pro rata dividend, any TWC Common Stock that it continues to hold. The distribution by Time Warner of all shares of TWC Common Stock held by Time Warner to its stockholders as (a) a pro rata dividend, (b) an exchange offer or (c) a combination thereof is referred to as the “Distribution.” The Separation, the TW NY Exchange, the TW Internal Restructuring, the Special Dividend, the Recapitalization and the Distribution collectively are referred to as the “Separation Transactions.”
     Time Warner has the sole discretion, after consultation with TWC, to determine whether the Separation will be effected as a pro rata dividend or through an exchange offer with its stockholders, which decision has not yet been made.
     The Separation Agreement contains customary covenants, and consummation of the Separation Transactions is subject to customary closing conditions, including customary regulatory reviews and local franchise approvals, the receipt by Time Warner of a private letter ruling from the Internal Revenue Service indicating that the Separation Transactions will generally qualify as tax-free for Time Warner and Time Warner’s stockholders, the receipt of certain tax opinions and the entry into the 2008 Bridge Facility and the Supplemental Facility (each as defined in Note 4). Time Warner and TWC expect the Separation Transactions to be consummated by the end of 2008 or in early 2009.

TIME WARNER CABLE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
4.   DEBT AND MANDATORILY REDEEMABLE PREFERRED EQUITY
     Debt and mandatorily redeemable preferred equity as of June 30, 2008 and December 31, 2007, were as follows:

		Interest Rate at			Outstanding Balance as of
	Face	June 30,			June 30,	December 31,
	Amount	2008		Maturity	2008	2007
					(in millions)
Bank credit agreements and commercial paper program(a)(b)		2.900	%(c)	2011	$3,157	$5,256
TWE notes and debentures(d)(e)	$600	7.250	%(f)	2008	600	601
	250	10.150	%(f)	2012	265	267
	350	8.875	%(f)	2012	364	365
	1,000	8.375	%(f)	2023	1,039	1,040
	1,000	8.375	%(f)	2033	1,052	1,053
TWC notes and debentures	1,500	5.400	%(g)	2012	1,498	1,498
	1,500	6.200	%(g)	2013	1,497	—
	2,000	5.850	%(g)	2017	1,996	1,996
	2,000	6.750	%(g)	2018	1,998	—
	1,500	6.550	%(g)	2037	1,491	1,491
	1,500	7.300	%(g)	2038	1,496	—
TW NY Cable Preferred Membership Units	300	8.210%		2013	300	300
Capital leases and other					10	10

Total					$16,763	$13,877

(a)
TWC’s unused committed capacity was $13.641 billion as of June 30, 2008, reflecting $3.849 billion in cash and equivalents and $5.752 billion of available borrowing capacity under the Cable Revolving Facility and $4.040 billion of borrowing capacity under the 2008 Bridge Facility, under which TWC may not borrow any amounts unless and until the Special Dividend is declared in connection with the Separation. TWC’s unused committed capacity was $3.881 billion as of December 31, 2007, reflecting $232 million in cash and equivalents and $3.649 billion of available borrowing capacity under the Cable Revolving Facility. TWC’s available borrowing capacity as of June 30, 2008 and December 31, 2007 both reflect a reduction of $135 million for outstanding letters of credit backed by the Cable Revolving Facility.

(b)	Outstanding balance amounts exclude an unamortized discount on commercial paper of $1 million and $5 million as of June 30, 2008 and December 31, 2007, respectively.
(c)	Rate represents a weighted-average interest rate.
(d)	Amounts include an unamortized fair value adjustment of $120 million and $126 million as of June 30, 2008 and December 31, 2007, respectively.
(e)
As of June 30, 2008 and December 31, 2007, the Company has classified $600 million and $601 million, respectively, of TWE debentures due within the next twelve months as long-term in the consolidated balance sheet to reflect management’s intent and ability to refinance the obligation on a long-term basis through the utilization of the unused committed capacity under the Cable Revolving Facility.

(f)	Rate represents the stated rate at original issuance. The effective weighted-average interest rate for the TWE notes and debentures in the aggregate is 7.65% at June 30, 2008.
(g)	Rate represents the stated rate at original issuance. The effective weighted-average interest rate for the TWC notes and debentures in the aggregate is 6.38% at June 30, 2008.
     Refer to the 2007 Form 10-K for further details regarding the Company’s outstanding debt and mandatorily redeemable preferred equity and other financing arrangements entered into prior to 2008, including certain information about maturities, covenants, rating triggers and bank credit agreement leverage ratios relating to such debt and financing arrangements.
2008 Bond Offering
     On June 16, 2008, TWC filed a shelf registration statement on Form S-3 (the “Shelf Registration Statement”) with the Securities and Exchange Commission that allows TWC to offer and sell from time to time senior and subordinated debt securities and debt warrants. On June 19, 2008, TWC issued $5.0 billion in aggregate principal amount of senior unsecured notes and debentures under the Shelf Registration

TIME WARNER CABLE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
Statement (the “2008 Bond Offering”), consisting of $1.5 billion principal amount of 6.20% notes due 2013 (the “2013 Notes”), $2.0 billion principal amount of 6.75% notes due 2018 (the “2018 Notes”) and $1.5 billion principal amount of 7.30% debentures due 2038 (the “2038 Debentures” and, together with the 2013 Notes and the 2018 Notes, the “2008 Debt Securities”). The Company expects to use the net proceeds of $4.963 billion from this issuance to finance, in part, the Special Dividend. If the Separation is not consummated and the Special Dividend is not paid, the Company will use the net proceeds from the issuance of the 2008 Debt Securities for general corporate purposes, including repayment of indebtedness. The 2008 Debt Securities are guaranteed by TWE and TW NY (the “Guarantors”).
     The 2008 Debt Securities were issued pursuant to an Indenture, dated as of April 9, 2007, as it may be amended from time to time (the “Indenture”), by and among the Company, the Guarantors and The Bank of New York, as trustee. The Indenture contains customary covenants relating to restrictions on the ability of the Company or any material subsidiary to create liens and on the ability of the Company and the Guarantors to consolidate, merge or convey or transfer substantially all of their assets. The Indenture also contains customary events of default.
     The 2013 Notes mature on July 1, 2013, the 2018 Notes mature on July 1, 2018 and the 2038 Debentures mature on July 1, 2038. Interest on the 2008 Debt Securities is payable semi-annually in arrears on January 1 and July 1 of each year, beginning on January 1, 2009. The 2008 Debt Securities are unsecured senior obligations of the Company and rank equally with its other unsecured and unsubordinated obligations. The guarantees of the 2008 Debt Securities are unsecured senior obligations of the Guarantors and rank equally in right of payment with all other unsecured and unsubordinated obligations of the Guarantors.
     The 2008 Debt Securities may be redeemed in whole or in part at any time at the Company’s option at a redemption price equal to the greater of (i) 100% of the principal amount of the 2008 Debt Securities being redeemed and (ii) the sum of the present values of the remaining scheduled payments on the 2008 Debt Securities discounted to the redemption date on a semi-annual basis at a government treasury rate plus 40 basis points for each of the 2013 Notes, 2018 Notes and the 2038 Debentures as further described in the Indenture and the 2008 Debt Securities, plus, in each case, accrued but unpaid interest to the redemption date.
The 2008 Bridge Facility
     In addition to the 2008 Debt Securities described above, on June 30, 2008, the Company entered into a credit agreement with certain financial institutions for a senior unsecured term loan facility in an aggregate principal amount of $9.0 billion with an initial maturity date that is 364 days after the borrowing date (the “2008 Bridge Facility”) in order to finance, in part, the Special Dividend. Subject to certain limited exceptions, to the extent the Company incurs debt (other than an incurrence under the Cable Revolving Facility and its existing commercial paper program), issues equity securities or completes asset sales prior to drawing on the 2008 Bridge Facility, the commitments of the lenders under the 2008 Bridge Facility will be reduced by an amount equal to the net cash proceeds from any such incurrence, issuance or sale. As a result of the 2008 Bond Offering, immediately after the credit agreement was executed, the amount of the commitments of the lenders under the 2008 Bridge Facility was reduced to $4.040 billion. The Company may elect to extend the maturity date of the loans outstanding under the 2008 Bridge Facility for an additional year. In the event the Company borrows any amounts under the 2008 Bridge Facility, subject to certain limited exceptions, the Company is required to use the net cash proceeds from any subsequent incurrence of debt (other than an incurrence under the Cable Revolving Facility and its existing commercial paper program), issuance of equity securities and asset sale to prepay amounts outstanding under the 2008 Bridge Facility. The Company may prepay amounts outstanding under the 2008 Bridge Facility at any time without penalty or premium, subject to minimum amounts. TWC may not borrow any amounts under the 2008 Bridge Facility unless and until the Special Dividend is declared in connection with the Separation.

TIME WARNER CABLE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
     TWC’s obligations under the 2008 Bridge Facility are guaranteed by TWE and TW NY. Amounts outstanding under the 2008 Bridge Facility will bear interest at a rate equal to LIBOR plus an applicable margin based on the Company’s credit rating, which margin, at the time of the Separation, is expected to be 100 basis points. In addition, the per annum interest rate under the 2008 Bridge Facility will increase by 25 basis points every six months until all amounts outstanding under the 2008 Bridge Facility are repaid.
     The 2008 Bridge Facility contains a maximum leverage ratio covenant of five times the consolidated EBITDA (as defined in the credit agreement) of TWC. The 2008 Bridge Facility also contains conditions, covenants, representations and warranties and events of default substantially identical to those contained in the Company’s existing $3.045 billion five-year term loan facility maturing on February 21, 2011.
     The financial institutions’ commitments to fund borrowings under the 2008 Bridge Facility will expire upon the earliest of (i) May 19, 2009, (ii) the date on which the Separation Agreement is terminated in accordance with its terms or (iii) the completion of the Separation.
The Supplemental Facility
     In May 2008, Time Warner (as lender) committed to lend TWC (as borrower) up to an aggregate principal amount of $3.5 billion under a two-year senior unsecured supplemental term loan facility (the “Supplemental Facility”). TWC may borrow under the Supplemental Facility at the final maturity of the 2008 Bridge Facility to repay amounts then outstanding under the 2008 Bridge Facility, if any. As a result of the 2008 Bond Offering, Time Warner’s original commitment was reduced by $980 million to $2.520 billion. TWC’s obligations under the Supplemental Facility will be guaranteed by TWE and TW NY.
     Time Warner’s commitment under the Supplemental Facility will be further reduced by (i) 50% of any additional amounts by which the commitments under the 2008 Bridge Facility are further reduced by the net cash proceeds of subsequent issuances of debt or equity or certain asset sales by the Company prior to the Company’s borrowing under the 2008 Bridge Facility and (ii) the amount by which borrowing availability under the Cable Revolving Facility exceeds $2.0 billion on the date of borrowing under the Supplemental Facility.
Debt Issuance Costs
     For the six months ended June 30, 2008, the Company capitalized debt issuance costs of $85 million in connection with the 2008 Bridge Facility and the 2008 Bond Offering. For the six months ended June 30, 2007, the Company capitalized debt issuance costs of $28 million in connection with the $5.0 billion in aggregate principal amount of senior unsecured notes and debentures issued on April 9, 2007. These capitalized costs are amortized over the term of the related debt instrument and are included as a component of interest expense. During the second quarter of 2008, the Company expensed $31 million of debt issuance costs due to the reduction of the commitments under the 2008 Bridge Facility as a result of the 2008 Bond Offering, which is included as a component of interest expense, net, in the consolidated statement of operations for the three and six months ended June 30, 2008.
5.   GOODWILL AND INDEFINITE-LIVED INTANGIBLE ASSETS IMPAIRMENT TESTING
     As discussed in more detail in the 2007 Form 10-K, goodwill and indefinite-lived intangible assets, primarily the Company’s cable franchise rights, are tested annually for impairment during the fourth quarter, or earlier upon the occurrence of certain events or substantive changes in circumstances. As a result of entering into the Separation Agreement, the Company was required under FASB Statement No. 142, Goodwill and Other Intangible Assets (“FAS 142”) to test goodwill and cable franchise rights as of May 20, 2008 (the “interim testing date”).

TIME WARNER CABLE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
     The impairment test was performed on a basis consistent with the analysis performed as of December 31, 2007. In performing goodwill impairment testing, the Company determines the fair value of a reporting unit by using two valuation techniques: a discounted cash flow (“DCF”) analysis and a market-based approach. The Company determines the fair value of the cable franchise rights of a reporting unit using a DCF valuation analysis. A DCF valuation requires the exercise of significant judgments, including judgments about appropriate discount rates based on the assessment of risks inherent in the projected future cash flows and the amount and timing of expected future cash flows, including expected cash flows beyond the Company’s current long-term business planning period. In assessing the reasonableness of its determined fair values, the Company evaluates its results against other value indicators such as comparable company public trading values, research analyst estimates and values observed in private market transactions.
     The Company’s interim impairment analysis did not result in any impairment charges during the second quarter of 2008. However, the fair values of the cable franchise rights in certain of the Company’s reporting units, particularly the Texas reporting unit, were at or only modestly in excess of their carrying values. Accordingly, any future declines in the estimated fair values of the cable franchise rights in one or more of such reporting units would likely result in noncash cable franchise rights impairment charges.
     To illustrate the magnitude of a potential impairment charge related to changes in estimated fair value, had the fair values of each of the reporting units and their respective cable franchise rights been lower by 10% as of the interim testing date, the Company would have recorded cable franchise rights impairment charges of approximately $750 million, and had each of the fair values been lower by 20%, the Company would have recorded cable franchise rights impairment charges of approximately $3.7 billion. In neither of these cases would the Company have been required to record goodwill impairment charges.
6.   SALE OF CERTAIN CABLE SYSTEMS
     In June 2008, the Company entered into an agreement to sell a group of small cable systems, serving approximately 80,000 basic video subscribers and approximately 120,000 revenue generating units as of June 30, 2008, located in areas outside of the Company’s core geographic clusters. The sale price is approximately $53 million, subject to certain adjustments. The Company expects the sale of these cable systems will close during the fourth quarter of 2008, subject to obtaining customary regulatory approvals. The Company does not expect that the sale of these systems will have a material impact on the Company’s future financial results; however, as a result of a probable loss on the sale of these systems, the Company recorded a pretax impairment loss of $45 million during the second quarter of 2008.
7.   JOINT VENTURES
Sprint/Clearwire Joint Venture
     In May 2008, TWC, Intel Corporation, Google Inc., Comcast Corporation (together with its subsidiaries, “Comcast”) and Bright House Networks LLC entered into agreements to collectively invest $3.2 billion in a wireless communications joint venture (the “Sprint/Clearwire Joint Venture”), which is expected to be formed by Sprint Nextel Corporation (“Sprint”) and Clearwire Corporation (“Clearwire”). TWC’s share of such investment is expected to be approximately $550 million, which it expects to fund with cash on hand, borrowings under the Cable Revolving Facility (as defined below), its commercial paper program or a combination thereof. Once formed, the Sprint/Clearwire Joint Venture will be focused on deploying the first nationwide fourth generation wireless network to provide mobile broadband services to wholesale and retail customers. In connection with its investment in the Sprint/Clearwire Joint Venture, TWC has entered into a wholesale agreement with Sprint that allows TWC to offer wireless services utilizing Sprint’s 2G/3G network. Upon closing, TWC also expects to enter into a wholesale agreement with the Sprint/Clearwire Joint Venture that would allow TWC to offer wireless services utilizing the Sprint/Clearwire Joint Venture’s broadband wireless network. The closing of these transactions, which is

TIME WARNER CABLE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
expected to occur by the end of the first half of 2009, is subject to customary regulatory review and approvals. There can be no assurance that the formation of the Sprint/Clearwire Joint Venture will be completed, or, if completed, that the Sprint/Clearwire Joint Venture would successfully deploy a nationwide mobile broadband network. If completed, the Company’s investment in the Sprint/Clearwire Joint Venture would be accounted for under the equity method of accounting and the Company expects that the Sprint/Clearwire Joint Venture would incur losses in its early periods of operation.
Texas and Kansas City Cable Partners, L.P. Joint Venture
     Texas and Kansas City Cable Partners, L.P. (“TKCCP”) was a 50-50 joint venture between a consolidated subsidiary of TWC (TWE-A/N) and Comcast. On January 1, 2007, TKCCP distributed its assets to its partners. TWC received certain cable assets located in Kansas City, south and west Texas and New Mexico (the “Kansas City Pool”), which served approximately 788,000 basic video subscribers as of December 31, 2006, and Comcast received the pool of assets consisting of the Houston cable systems (the “Houston Pool”), which served approximately 795,000 basic video subscribers as of December 31, 2006. TWC began consolidating the results of the Kansas City Pool on January 1, 2007. TKCCP was formally dissolved on May 15, 2007. For accounting purposes, TWC treated the distribution of TKCCP’s assets as a sale of TWC’s 50% equity interest in the Houston Pool and as an acquisition of Comcast’s 50% equity interest in the Kansas City Pool. As a result of the sale of TWC’s 50% equity interest in the Houston Pool, TWC recorded a pretax gain of $146 million in the first quarter of 2007, which is included as a component of other income, net, in the consolidated statement of operations for the six months ended June 30, 2007.
8.   EQUITY-BASED COMPENSATION
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

TIME WARNER CABLE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
TWC Equity Plan
     The Time Warner Cable Inc. 2006 Stock Incentive Plan (the “2006 Plan”) provides for the issuance of up to 100 million shares of TWC Class A common stock to directors, employees and certain non-employee advisors of TWC. Stock options have been granted under the 2006 Plan with exercise prices equal to the fair market value of TWC Class A common stock at the date of grant. Generally, the stock options vest ratably over a four-year vesting period and expire ten years from the date of grant. Certain stock option awards provide for accelerated vesting upon an election to retire pursuant to TWC’s defined benefit retirement plans or after reaching a specified age and years of service. For the six months ended June 30, 2008, TWC granted approximately 4.7 million stock options at a weighted-average grant date fair value of $10.25 ($6.15, net of tax) per option. For the six months ended June 30, 2007, TWC granted approximately 2.8 million stock options at a weighted-average grant date fair value of $13.34 ($8.00, net of tax) per option. The table below presents the weighted-average values of the assumptions used to value TWC stock options at their grant date for the six months ended June 30, 2008 and 2007.

	Six Months Ended June 30,
	2008	2007
Expected volatility	30.0%	24.1%
Expected term to exercise from grant date	6.52 years	6.60 years
Risk-free rate	3.2%	4.7%
Expected dividend yield	0.0%	0.0%
     Pursuant to the 2006 Plan, the Company also granted RSU awards, which generally vest over a four-year period from the date of grant. Certain RSU awards provide for accelerated vesting upon an election to retire pursuant to TWC’s defined benefit retirement plans or after reaching a specified age and years of service. Shares of TWC Class A common stock will generally be issued in connection with the vesting of an RSU. RSUs awarded to non-employee directors are not subject to vesting restrictions and the shares underlying the RSUs will be issued in connection with a director’s termination of service as a director. For the six months ended June 30, 2008, TWC granted approximately 2.8 million RSUs at a weighted-average grant date fair value of $27.59 per RSU. For the six months ended June 30, 2007, TWC granted approximately 2.1 million RSUs at a weighted-average grant date fair value of $37.07 per RSU.
Equity-based Compensation Expense
     Compensation expense and the related tax benefit recognized for Time Warner and TWC equity-based compensation plans for the three and six months ended June 30, 2008 and 2007 is as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Time Warner Equity Plans:
Compensation cost recognized:
Stock options	$2	$4	$5	$8
Restricted stock and RSUs	—	—	1	1

Total impact on Operating Income	$2	$4	$6	$9

Tax benefit recognized	$—	$2	$2	$4

TWC Equity Plan:
Compensation cost recognized:
Stock options	$4	$10	$17	$10
RSUs	8	19	25	19

Total impact on Operating Income	$12	$29	$42	$29

Tax benefit recognized	$5	$12	$17	$12

TIME WARNER CABLE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
9.   PENSION COSTS
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Service cost	$23	$18	$48	$35
Interest cost	20	17	40	34
Expected return on plan assets	(26)	(23)	(51)	(46)
Amounts amortized	5	4	9	7

Net periodic benefit costs	$22	$16	$46	$30

Contributions	$50	$—	$100	$—

     After considering the funded status of the Company’s defined benefit pension plans, movements in the discount rate, investment performance and related tax consequences, the Company may choose to make contributions to its pension plans in any given year. As of June 30, 2008, there were no minimum required contributions for TWC’s funded plans. However, the Company anticipates making discretionary cash contributions of at least $150 million to its funded defined benefit pension plans in 2008, subject to market conditions and other considerations, $100 million of which has been contributed as of June 30, 2008. For the Company’s unfunded plan, contributions will continue to be made to the extent benefits are paid. Benefit payments for the unfunded plan are expected to be $2 million in 2008.
10.   MERGER-RELATED AND RESTRUCTURING COSTS
     Cumulatively, through December 31, 2007, the Company expensed non-capitalizable merger-related costs of $56 million associated with the 2006 transactions with Adelphia Communications Corporation and Comcast, which had been fully paid as of December 31, 2007. For the six months ended June 30, 2007, the Company incurred costs of $7 million and made payments of $10 million associated with merger-related activities.
     The Company has incurred cumulative restructuring costs of $65 million since 2005 as part of its broader plans to simplify its organizational structure and enhance its customer focus, and payments of $56 million have been made against this accrual as of June 30, 2008. Of the remaining $9 million liability, $5 million is classified as a current liability and $4 million is classified as a noncurrent liability in the consolidated balance sheet as of June 30, 2008. Amounts are expected to be paid through 2011.
     Information relating to the restructuring costs is as follows (in millions):

	Employee	Other
	Terminations	Exit Costs	Total
Remaining liability as of December 31, 2006	$18	$5	$23
Accruals(a)	7	6	13
Cash paid(b)	(12)	(8)	(20)

Remaining liability as of December 31, 2007	13	3	16
Cash paid	(6)	(1)	(7)

Remaining liability as of June 30, 2008	$7	$2	$9

(a)	Of the $13 million incurred in 2007, $3 million and $9 million was incurred during the three and six months ended June 30, 2007, respectively.
(b)	Of the $20 million paid in 2007, $14 million was paid during the six months ended June 30, 2007.

TIME WARNER CABLE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
11.   COMMITMENTS AND CONTINGENCIES
Legal Proceedings
     On September 20, 2007, Brantley, et al. v. NBC Universal, Inc., et al. was filed in the U.S. District Court for the Central District of California against the Company and Time Warner. The complaint, which also named as defendants several other programming content providers (collectively, the “programmer defendants”) as well as other cable and satellite providers (collectively, the “distributor defendants”), alleged violations of Sections 1 and 2 of the Sherman Antitrust Act. Among other things, the complaint alleged coordination between and among the programmer defendants to sell and/or license programming on a “bundled” basis to the distributor defendants, who in turn purportedly offer that programming to subscribers in packaged tiers, rather than on a per channel (or “à la carte”) basis. Plaintiffs, who seek to represent a purported nationwide class of cable and satellite subscribers, demand, among other things, unspecified treble monetary damages and an injunction to compel the offering of channels to subscribers on an “à la carte” basis. On December 3, 2007, plaintiffs filed an amended complaint in this action (the “First Amended Complaint”) that, among other things, dropped the Section 2 claims and all allegations of horizontal coordination. On December 21, 2007, the programmer defendants, including Time Warner, and the distributor defendants, including TWC, filed motions to dismiss the First Amended Complaint. On March 10, 2008, the court granted these motions, dismissing the First Amended Complaint with leave to amend. On March 20, 2008, plaintiffs filed a second amended complaint (the “Second Amended Complaint”) that modified certain aspects of the First Amended Complaint in an attempt to address the deficiencies noted by the court in its prior dismissal order. On June 25, 2008, the court denied the motions made on April 22, 2008 by the programmer defendants, including Time Warner, and the distributor defendants, including the Company, to dismiss the Second Amended Complaint. On July 14, 2008, the programmer defendants and the distributor defendants filed motions requesting the court to certify its June 25 order for interlocutory appeal to the U.S. Court of Appeals for the Ninth Circuit. The Company intends to defend against this lawsuit vigorously.
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
     On June 16, 1998, plaintiffs in Andrew Parker and Eric DeBrauwere, et al. v. Time Warner Entertainment Company, L.P. and Time Warner Cable filed a purported nationwide class action in U.S. District Court for the Eastern District of New York claiming that TWE sold its subscribers’ personally identifiable information and failed to inform subscribers of their privacy rights in violation of the Cable Communications Policy Act of 1984 and common law. The plaintiffs seek damages and declaratory and injunctive relief. On August 6, 1998, TWE filed a motion to dismiss, which was denied on September 7, 1999. On December 8, 1999, TWE filed a motion to deny class certification, which was granted on January 9, 2001 with respect to monetary damages, but denied with respect to injunctive relief. On June 2, 2003, the U.S. Court of Appeals for the Second Circuit vacated the district court’s decision denying class certification as a matter of law and remanded the case for further proceedings on class certification and other matters. On May 4, 2004, plaintiffs filed a motion for class certification, which the Company opposed. On October 25, 2005, the court granted preliminary approval of a class settlement arrangement on terms that were not material to the Company, but final approval of that settlement was denied on January 26, 2007. The parties subsequently reached a revised settlement to resolve this action on terms that are not material to the Company and submitted their agreement to the district court on April 2, 2008. On May 8, 2008, the district court granted preliminary approval of the settlement, but it is still subject to the

TIME WARNER CABLE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
district court’s final approval, and there can be no assurance that the settlement will receive this approval. If final approval of the revised settlement is denied, the Company intends to defend against this lawsuit vigorously.
Certain Patent Litigation
On September 1, 2006, Ronald A. Katz Technology Licensing, L.P. (“Katz”) filed a complaint in the U.S. District Court for the District of Delaware alleging that TWC and several other cable operators, among other defendants, infringe a number of patents purportedly relating to the Company’s customer call center operations and/or voicemail services. The plaintiff is seeking unspecified monetary damages as well as injunctive relief. On March 20, 2007, this case, together with other lawsuits filed by Katz, was made subject to a Multidistrict Litigation (“MDL”) Order transferring the case for pretrial proceedings to the U.S. District Court for the Central District of California. In April 2008, TWC (among other defendants) filed motions for summary judgment, arguing that a number of claims in the patents at issue are invalid under Section 112 of the Patent Act. On June 19, 2008, the court issued an order granting, in part, and denying, in part, those motions. The Company intends to defend against this lawsuit vigorously.
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

TIME WARNER CABLE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
     As part of the 2003 restructuring of TWE, Time Warner agreed to indemnify the cable businesses of TWE from and against any and all liabilities relating to, arising out of or resulting from specified litigation matters brought against the TWE non-cable businesses. Although Time Warner has agreed to indemnify the cable businesses of TWE against such liabilities, TWE remains a named party in certain litigation matters.
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
12.   ADDITIONAL FINANCIAL INFORMATION
Other Cash Flow Information
     Additional financial information with respect to cash (payments) and receipts is as follows (in millions):

	Six Months Ended June 30,
	2008	2007
Cash paid for interest	$(398)	$(406)
Interest income received	4	6

Cash paid for interest, net	$(394)	$(400)

Cash paid for income taxes	$(21)	$(55)
Cash refunds of income taxes	3	5

Cash paid for income taxes, net	$(18)	$(50)

     Noncash financing activities for the six months ended June 30, 2007 included TWC’s 50% equity interest in the Houston Pool of TKCCP, valued at $880 million, delivered as the purchase price for Comcast’s 50% equity interest in the Kansas City Pool of TKCCP.
Interest Expense, Net
     Interest expense, net consists of (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Interest income	$5	$3	$8	$5
Interest expense	(224)	(230)	(426)	(459)

Total interest expense, net	$(219)	$(227)	$(418)	$(454)

TIME WARNER CABLE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
Other Current Liabilities
     Other current liabilities consist of (in millions):

	June 30,	December 31,
	2008	2007
Accrued compensation and benefits	$277	$310
Accrued sales and other taxes	133	127
Accrued interest	194	193
Accrued franchise fees	157	169
Accrued insurance	141	133
Accrued advertising and marketing support	98	71
Other accrued expenses	219	234

Total other current liabilities	$1,219	$1,237

TIME WARNER CABLE INC.
SUPPLEMENTARY INFORMATION
CONDENSED CONSOLIDATING FINANCIAL STATEMENTS
     Time Warner Entertainment Company, L.P. (“TWE”) and TW NY Cable Holding Inc. (“TW NY” and, together with TWE, the “Guarantor Subsidiaries”) are subsidiaries of Time Warner Cable Inc. (the “Parent Company”). The Guarantor Subsidiaries have fully and unconditionally, jointly and severally, directly or indirectly, guaranteed the debt issued by the Parent Company in its 2007 registered exchange offer and its 2008 public offering. The Parent Company owns 100% of the voting interests, directly or indirectly, of both TWE and TW NY.
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

TIME WARNER CABLE INC.
SUPPLEMENTARY INFORMATION
CONDENSED CONSOLIDATING FINANCIAL STATEMENTS—(Continued)
Consolidating Balance Sheet
June 30, 2008
(Unaudited)

			Non-
	Parent	Guarantor	Guarantor		TWC
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(in millions)
ASSETS
Current assets
Cash and equivalents(a)	$3,810	$4,531	$—	$(4,492)	$3,849
Receivables, net	4	192	517	—	713
Receivables from affiliated parties	873	2	464	(1,335)	4
Prepaid expenses and other current assets	8	66	52	—	126
Deferred income tax assets	80	41	41	(82)	80

Total current assets	4,775	4,832	1,074	(5,909)	4,772
Investments in and amounts due (to) from consolidated subsidiaries	51,732	23,732	10,119	(85,583)	—
Investments	—	33	698	—	731
Property, plant and equipment, net	—	3,329	9,843	—	13,172
Intangible assets subject to amortization, net	—	6	603	—	609
Intangible assets not subject to amortization	—	8,144	30,762	—	38,906
Goodwill	4	3	2,099	—	2,106
Other assets	137	4	16	—	157

Total assets	$56,648	$40,083	$55,214	$(91,492)	$60,453

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$9	$67	$371	$—	$447
Deferred revenue and subscriber-related liabilities	—	46	120	—	166
Payables to affiliated parties	—	526	997	(1,335)	188
Accrued programming expense	—	323	209	—	532
Other current liabilities	75	562	582	—	1,219

Total current liabilities	84	1,524	2,279	(1,335)	2,552
Long-term debt	13,132	3,331	—	—	16,463
Mandatorily redeemable preferred equity membership units issued by a subsidiary	—	—	300	—	300
Mandatorily redeemable preferred equity issued by a subsidiary	—	2,400	—	(2,400)	—
Deferred income tax liabilities, net	13,618	7,214	7,262	(14,432)	13,662
Long-term payables to affiliated parties	4,492	494	8,703	(13,665)	24
Other liabilities	52	149	205	—	406
Minority interests	—	3,240	—	(1,464)	1,776
Shareholders’ equity
Due (to) from TWC and subsidiaries	—	1,169	(55)	(1,114)	—
Other shareholders’ equity	25,270	20,562	36,520	(57,082)	25,270

Total shareholders’ equity	25,270	21,731	36,465	(58,196)	25,270

Total liabilities and shareholders’ equity	$56,648	$40,083	$55,214	$(91,492)	$60,453

(a)
Cash and equivalents at the Guarantor Subsidiaries primarily represents TWE’s intercompany amounts receivable from TWC under TWC’s internal investment program. Amounts bear interest at TWC’s prevailing commercial paper rates minus 0.025% and are settled daily.

TIME WARNER CABLE INC.
SUPPLEMENTARY INFORMATION
CONDENSED CONSOLIDATING FINANCIAL STATEMENTS—(Continued)
Consolidating Balance Sheet
December 31, 2007

			Non-
	Parent	Guarantor	Guarantor		TWC
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(in millions)
ASSETS
Current assets
Cash and equivalents(a)	$185	$3,458	$—	$(3,411)	$232
Receivables, net	—	171	572	—	743
Receivables from affiliated parties	719	2	359	(1,078)	2
Prepaid expenses and other current assets	5	40	50	—	95
Deferred income tax assets	91	52	52	(104)	91

Total current assets	1,000	3,723	1,033	(4,593)	1,163
Investments in and amounts due (to) from consolidated subsidiaries	50,704	23,223	9,752	(83,679)	—
Investments	13	38	684	—	735
Property, plant and equipment, net	—	3,268	9,605	—	12,873
Intangible assets subject to amortization, net	—	6	713	—	719
Intangible assets not subject to amortization	—	8,150	30,775	—	38,925
Goodwill	4	3	2,110	—	2,117
Other assets	35	4	29	—	68

Total assets	$51,756	$38,415	$54,701	$(88,272)	$56,600

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$—	$41	$376	$—	$417
Deferred revenue and subscriber-related liabilities	—	59	105	—	164
Payables to affiliated parties	30	408	844	(1,078)	204
Accrued programming expense	—	308	201	—	509
Other current liabilities	82	569	586	—	1,237
Current liabilities of discontinued operations	—	3	2	—	5

Total current liabilities	112	1,388	2,114	(1,078)	2,536
Long-term debt	10,240	3,337	—	—	13,577
Mandatorily redeemable preferred equity membership units issued by a subsidiary	—	—	300	—	300
Mandatorily redeemable preferred equity issued by a subsidiary	—	2,400	—	(2,400)	—
Deferred income tax liabilities, net	13,244	7,008	7,008	(13,969)	13,291
Long-term payables to affiliated parties	3,411	416	8,704	(12,495)	36
Other liabilities	43	180	207	—	430
Minority interests	—	3,116	—	(1,392)	1,724
Shareholders’ equity
Due (to) from TWC and subsidiaries	—	450	(350)	(100)	—
Other shareholders’ equity	24,706	20,120	36,718	(56,838)	24,706

Total shareholders’ equity	24,706	20,570	36,368	(56,938)	24,706

Total liabilities and shareholders’ equity	$51,756	$38,415	$54,701	$(88,272)	$56,600

(a)
Cash and equivalents at the Guarantor Subsidiaries primarily represents TWE’s intercompany amounts receivable from TWC under TWC’s internal investment program. Amounts bear interest at TWC’s prevailing commercial paper rates minus 0.025% and are settled daily.

TIME WARNER CABLE INC.
SUPPLEMENTARY INFORMATION
CONDENSED CONSOLIDATING FINANCIAL STATEMENTS—(Continued)
Consolidating Statement of Operations
Three Months Ended June 30, 2008
(Unaudited)

			Non-
	Parent	Guarantor	Guarantor		TWC
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(in millions)
Revenues	$—	$828	$3,513	$(43)	$4,298

Costs of revenues	—	450	1,611	(43)	2,018
Selling, general and administrative	(1)	83	628	—	710
Depreciation	—	167	555	—	722
Amortization	—	1	64	—	65
Loss on cable systems held for sale	—	6	39	—	45

Total costs and expenses	(1)	707	2,897	(43)	3,560

Operating Income	1	121	616	—	738
Equity in pretax income (loss) of consolidated subsidiaries	580	360	(43)	(897)	—
Interest income (expense), net	(113)	(117)	11	—	(219)
Income from equity investments, net	—	—	5	—	5
Minority interest expense, net	—	(1)	—	(45)	(46)
Other expense, net	(9)	(1)	(9)	—	(19)

Income before income taxes	459	362	580	(942)	459
Income tax provision	(182)	(142)	(145)	287	(182)

Net income	$277	$220	$435	$(655)	$277

TIME WARNER CABLE INC.
SUPPLEMENTARY INFORMATION
CONDENSED CONSOLIDATING FINANCIAL STATEMENTS—(Continued)
Consolidating Statement of Operations
Three Months Ended June 30, 2007
(Unaudited)

			Non-
	Parent	Guarantor	Guarantor		TWC
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(in millions)
Revenues	$—	$855	$3,201	$(42)	$4,014

Costs of revenues	—	403	1,511	(42)	1,872
Selling, general and administrative	—	148	544	—	692
Depreciation	—	159	510	—	669
Amortization	—	—	64	—	64
Merger-related and restructuring costs	—	2	4	—	6

Total costs and expenses	—	712	2,633	(42)	3,303

Operating Income	—	143	568	—	711
Equity in pretax income (loss) of consolidated subsidiaries	511	316	(29)	(798)	—
Interest expense, net	(63)	(130)	(34)	—	(227)
Income (loss) from equity investments, net	(1)	(1)	6	—	4
Minority interest expense, net	—	(7)	—	(34)	(41)
Other expense, net	(3)	—	—	—	(3)

Income before income taxes	444	321	511	(832)	444
Income tax provision	(172)	(127)	(130)	257	(172)

Net income	$272	$194	$381	$(575)	$272

TIME WARNER CABLE INC.
SUPPLEMENTARY INFORMATION
CONDENSED CONSOLIDATING FINANCIAL STATEMENTS—(Continued)
Consolidating Statement of Operations
Six Months Ended June 30, 2008
(Unaudited)

			Non-
	Parent	Guarantor	Guarantor		TWC
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(in millions)
Revenues	$—	$1,645	$6,899	$(86)	$8,458

Costs of revenues	—	886	3,225	(86)	4,025
Selling, general and administrative	—	224	1,237	—	1,461
Depreciation	—	331	1,092	—	1,423
Amortization	—	1	129	—	130
Loss on cable systems held for sale	—	6	39	—	45

Total costs and expenses	—	1,448	5,722	(86)	7,084

Operating Income	—	197	1,177	—	1,374
Equity in pretax income (loss) of consolidated subsidiaries	1,065	705	(123)	(1,647)	—
Interest income (expense), net	(188)	(241)	11	—	(418)
Income from equity investments, net	—	—	10	—	10
Minority interest income (expense), net	—	16	—	(103)	(87)
Other income (expense), net	(11)	8	(10)	—	(13)

Income before income taxes	866	685	1,065	(1,750)	866
Income tax provision	(347)	(272)	(279)	551	(347)

Net income	$519	$413	$786	$(1,199)	$519

TIME WARNER CABLE INC.
SUPPLEMENTARY INFORMATION
CONDENSED CONSOLIDATING FINANCIAL STATEMENTS—(Continued)
Consolidating Statement of Operations
Six Months Ended June 30, 2007
(Unaudited)

			Non-
	Parent	Guarantor	Guarantor		TWC
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(in millions)
Revenues	$—	$1,736	$6,211	$(82)	$7,865

Costs of revenues	—	846	2,991	(82)	3,755
Selling, general and administrative	—	269	1,074	—	1,343
Depreciation	—	328	990	—	1,318
Amortization	—	16	127	—	143
Merger-related and restructuring costs	—	8	8	—	16

Total costs and expenses	—	1,467	5,190	(82)	6,575

Operating Income	—	269	1,021	—	1,290
Equity in pretax income (loss) of consolidated subsidiaries	1,046	620	(66)	(1,600)	—
Interest expense, net	(132)	(256)	(66)	—	(454)
Income (loss) from equity investments, net	(4)	—	11	—	7
Minority interest expense, net	—	(7)	—	(72)	(79)
Other income (loss), net	(3)	—	146	—	143

Income before income taxes	907	626	1,046	(1,672)	907
Income tax provision	(359)	(250)	(256)	506	(359)

Net income	$548	$376	$790	$(1,166)	$548

TIME WARNER CABLE INC.
SUPPLEMENTARY INFORMATION
CONDENSED CONSOLIDATING FINANCIAL STATEMENTS—(Continued)
Consolidating Statement of Cash Flows
Six Months Ended June 30, 2008
(Unaudited)

			Non-
	Parent	Guarantor	Guarantor		TWC
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(in millions)
OPERATING ACTIVITIES
Net income	$519	$413	$786	$(1,199)	$519
Adjustments for noncash and nonoperating items:
Depreciation and amortization	—	332	1,221	—	1,553
Pretax gain on sale of cost-method investment	—	(9)	—	—	(9)
Pretax loss on cable systems held for sale	—	6	39	—	45
Excess (deficiency) of distributions over equity in pretax income of consolidated subsidiaries	(1,065)	(705)	123	1,647	—
Income from equity investments, net of cash distributions	—	—	(3)	—	(3)
Pretax impairment loss on equity-method investment	—	—	8	—	8
Minority interest (income) expense, net	—	(16)	—	103	87
Deferred income taxes	341	261	261	(522)	341
Equity-based compensation	—	48	—	—	48
Changes in operating assets and liabilities, net of acquisitions	(207)	165	(12)	—	(54)

Cash provided (used) by operating activities	(412)	495	2,423	29	2,535

INVESTING ACTIVITIES
Investments and acquisitions, net of cash acquired and distributions received	—	1	(27)	—	(26)
Capital expenditures	—	(427)	(1,281)	—	(1,708)
Proceeds from sale of cost-method investment	—	9	—	—	9
Proceeds from disposal of property, plant and equipment	—	—	2	—	2

Cash used by investing activities	—	(417)	(1,306)	—	(1,723)

FINANCING ACTIVITIES
Borrowings (repayments), net	915	—	—	(1,081)	(166)
Borrowings	5,203	—	—	—	5,203
Repayments	(2,145)	—	—	—	(2,145)
Debt issuance costs	(85)	—	—	—	(85)
Net change in investments in and amounts due to and from consolidated subsidiaries	149	996	(1,116)	(29)	—
Distributions to owners, net	—	(1)	(1)	—	(2)

Cash provided (used) by financing activities	4,037	995	(1,117)	(1,110)	2,805

INCREASE IN CASH AND EQUIVALENTS	3,625	1,073	—	(1,081)	3,617
CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	185	3,458	—	(3,411)	232

CASH AND EQUIVALENTS AT END OF PERIOD	$3,810	$4,531	$—	$(4,492)	$3,849

TIME WARNER CABLE INC.
SUPPLEMENTARY INFORMATION
CONDENSED CONSOLIDATING FINANCIAL STATEMENTS—(Continued)
Consolidating Statement of Cash Flows
Six Months Ended June 30, 2007
(Unaudited)

			Non-
	Parent	Guarantor	Guarantor		TWC
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(in millions)
OPERATING ACTIVITIES
Net income	$548	$376	$790	$(1,166)	$548
Adjustments for noncash and nonoperating items:
Depreciation and amortization	—	344	1,117	—	1,461
Pretax gain on sale of 50% equity interest in Houston Pool of TKCCP	—	—	(146)	—	(146)
Excess (deficiency) of distributions over equity in pretax income of consolidated subsidiaries	(1,046)	(620)	66	1,600	—
Loss from equity investments, net of cash distributions	4	15	4	(15)	8
Minority interest expense, net	—	7	—	72	79
Deferred income taxes	183	158	158	(316)	183
Equity-based compensation	—	38	—	—	38
Changes in operating assets and liabilities, net of acquisitions	(38)	269	(244)	—	(13)
Adjustments relating to discontinued operations	—	27	19	—	46

Cash provided (used) by operating activities	(349)	614	1,764	175	2,204

INVESTING ACTIVITIES
Investments and acquisitions, net of cash acquired and distributions received	(12)	(1)	36	—	23
Capital expenditures	—	(394)	(1,157)	—	(1,551)
Proceeds from disposal of property, plant and equipment	—	—	4	—	4

Cash used by investing activities	(12)	(395)	(1,117)	—	(1,524)

FINANCING ACTIVITIES
Borrowings (repayments), net	416	—	—	(150)	266
Borrowings	5,629	—	—	—	5,629
Repayments	(6,448)	—	—	—	(6,448)
Debt issuance costs	(28)	—	—	—	(28)
Net change in investments in and amounts due to and from consolidated subsidiaries	806	(50)	(581)	(175)	—
Excess tax benefit from exercise of stock options	5	—	—	—	5
Principal payments on capital leases	—	—	(2)	—	(2)
Distributions to owners, net	—	(19)	—	—	(19)
Other	—	—	(64)	—	(64)

Cash provided (used) by financing activities	380	(69)	(647)	(325)	(661)

INCREASE IN CASH AND EQUIVALENTS	19	150	—	(150)	19
CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	51	2,304	—	(2,304)	51

CASH AND EQUIVALENTS AT END OF PERIOD	$70	$2,454	$—	$(2,454)	$70

Part II. Other Information
Item 1. Legal Proceedings.
     Reference is made to the lawsuit filed by Brantley, et al. described on page 37 of the 2007 Form 10-K, and page 35 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008 (the “March 2008 Form 10-Q”). On June 25, 2008, the court denied the motions made on April 22, 2008 by the programmer defendants, including Time Warner, and the distributor defendants, including the Company, to dismiss the Second Amended Complaint. On July 14, 2008, the programmer defendants and the distributor defendants filed motions requesting the court to certify its June 25 order for interlocutory appeal to the U.S. Court of Appeals for the Ninth Circuit.
     Reference is made to the lawsuit filed by Andrew Parker and Eric DeBrauwere, et al. described on page 38 of the 2007 Form 10-K and page 35 of the March 2008 Form 10-Q. On May 8, 2008, the district court granted preliminary approval of the revised settlement that was submitted to the district court on April 2, 2008. The settlement is still subject to the district court’s final approval, and there can be no assurance that the settlement will receive this approval. If final approval of the revised settlement is denied, the Company intends to defend against this lawsuit vigorously.
     Reference is made to the lawsuit filed by Ronald A. Katz Technology Licensing, L.P. described on page 38 of the 2007 Form 10-K. In April 2008, TWC (among other defendants) filed motions for summary judgment, arguing that a number of claims in the patents at issue are invalid under Section 112 of the Patent Act. On June 19, 2008, the court issued an order granting, in part, and denying, in part, those motions.
Item 1A. Risk Factors.
     As discussed above, on May 20, 2008, TWC entered into a Separation Agreement, the terms of which will govern TWC’s separation from Time Warner. The Separation Transactions are expected to be consummated by the end of 2008 or in early 2009. The following Risk Factors have been included as a result of TWC’s entry into the Separation Agreement and should be read in conjunction with the Risk Factors set forth in Item 1A, “Risk Factors,” in the 2007 Form 10-K.
Risks Relating to the Separation
TWC may be unable to complete the Separation and, if the Separation is completed, TWC may not realize some or all of the expected benefits of the Separation.
     There can be no assurance that the Separation will be completed in the manner and timeframe contemplated, or at all. Completion of the Separation is subject to the satisfaction of a number of conditions, including:
•	receipt of certain FCC approvals;
•	receipt of certain required local franchise approvals; and
•	receipt of a favorable tax ruling from the Internal Revenue Service and tax opinions from counsel as to the tax-free nature of the Separation Transactions.
     The Separation Agreement may also be terminated by Time Warner or the Company prior to the payment of the Special Dividend if there is a material adverse effect on the Company. In addition, there are various risks that are inherent in the Separation process, such as the increased demands on the Company’s management as a result of executing the plan for the Separation in addition to fulfilling their regular responsibilities.
     If the Separation is not completed for any reason, the Company will not be able to realize its expected benefits, including increased long-term strategic, operational and regulatory flexibility and a more efficient capital structure, and the price of TWC’s Class A common stock may decline to the extent that the market price reflects positive assumptions that the Separation will be completed and the related benefits will be realized. The Company will also incur substantial costs related to the Separation (such as legal, accounting and advisory fees) that will not be recouped in the event that the Separation does not occur.

     Even if the Separation is completed, the Company cannot predict with certainty the extent to which the above-mentioned benefits actually will be achieved, if at all. Furthermore, even if some or all of these benefits are achieved, they may not result in the creation of value for TWC’s stockholders.
If the Separation Transactions, including the Distribution, do not qualify as tax-free, either as a result of actions taken or not taken by TWC or as a result of the failure of certain representations by TWC to be true, then TWC would have to indemnify Time Warner for its taxes resulting from such disqualification, which would be significant. In addition, the restrictions in connection with the tax treatment of the Distribution could limit TWC’s ability to engage in certain corporate transactions.
     The Separation Transactions are conditioned upon Time Warner’s receipt of a private letter ruling from the Internal Revenue Service and Time Warner’s and TWC’s receipt of opinions of tax counsel confirming that the Separation Transactions should generally qualify as tax-free to Time Warner and its stockholders. The ruling and opinions will rely on certain facts, assumptions, representations, and undertakings from Time Warner and TWC regarding the past and future conduct of the companies’ businesses and other matters. If any of these facts, assumptions, representations or undertakings are incorrect or not otherwise satisfied, Time Warner and its stockholders may not be able to rely on the ruling or the opinions and could be subject to significant tax liabilities. Notwithstanding the private letter ruling and opinions, the Internal Revenue Service could determine on audit that the Separation Transactions should be treated as taxable transactions if it determines that any of these facts, assumptions, representations or undertakings are not correct or have been violated, or for other reasons, including as a result of significant changes in the stock ownership of Time Warner or TWC after the Distribution.
     Under the tax sharing agreement among Time Warner and TWC, TWC generally would be required to indemnify Time Warner against its taxes resulting from the failure of any of the Separation Transactions to qualify as tax-free as a result of (i) certain actions or failures to act by TWC or (ii) the failure of certain representations to be made by TWC to be true. Due to the potential impact of significant stock ownership changes on the taxability of the Separation Transactions, TWC’s indemnification obligations may prevent it from entering into transactions that might otherwise be advantageous, such as issuing equity securities to satisfy financing needs or acquiring businesses or assets with equity securities if such issuances would exceed certain thresholds and such actions could be considered part of a plan or series of related transactions that include the Distribution.
     In addition, even if TWC bears no contractual responsibility for taxes related to a failure of the Separation Transactions to qualify for their intended tax treatment, Treasury regulation section 1.1502-6 imposes on TWC several liability for all Time Warner federal income tax obligations relating to the period during which TWC was a member of the Time Warner federal consolidated tax group, including the date of the Separation Transactions. Similar provisions may apply under foreign, state, or local law. Absent TWC causing the Separation Transactions to not qualify as tax-free, Time Warner has indemnified TWC against such several liability arising from a failure of the Separation Transactions to qualify for their intended tax treatment.
As part of the Separation, TWC has incurred and will incur additional debt, which may limit its flexibility or prevent it from taking advantage of business opportunities.
     In connection with the Separation, the Company incurred $5.0 billion of indebtedness pursuant to the 2008 Bond Offering to fund, in part, the Special Dividend and is expected to incur additional indebtedness to fund the Special Dividend through a combination of borrowings under the 2008 Bridge Facility, the Company’s existing bank credit facilities and/or the issuance of debt in the capital markets. The increased indebtedness and the terms of these financing arrangements and any future indebtedness will impose various restrictions and covenants on the Company that could limit its ability to respond to market conditions, provide for capital investment needs or take advantage of business opportunities. In addition, as a result of the Company’s increased borrowings, its interest expense will be higher than it has been in the past, which will affect the Company’s profitability and cash flows.

Item 4. Submission of Matters to a Vote of Security Holders.
     The Annual Meeting of Stockholders of the Company was held on May 29, 2008 (the “2008 Annual Meeting”). The following matters were voted on at the 2008 Annual Meeting:
(i)	The following individuals were elected directors of the Company for terms expiring in 2009:

Directors	Votes For	Votes Withheld	Broker Non-Votes
Class A Directors
David C. Chang	874,757,446	13,892,784	0
James E. Copeland, Jr.	874,669,931	13,980,299	0
Class B Directors
Jeffrey L. Bewkes	750,000,000	0	0
Carole Black	750,000,000	0	0
Glenn A. Britt	750,000,000	0	0
Thomas H. Castro	750,000,000	0	0
Peter R. Haje	750,000,000	0	0
Don Logan	750,000,000	0	0
N.J. Nicholas, Jr.	750,000,000	0	0
Wayne H. Pace	750,000,000	0	0
(ii)	Ratification of appointment of Ernst & Young LLP as independent auditor of the Company:

Votes For	Votes Against	Abstentions	Broker Non-Votes
1,626,189,128	6,525,727	5,935,375	0
     Pursuant to its execution of the Separation Agreement on May 20, 2008, WCI, in its capacity as the holder of a majority of TWC’s outstanding Class A common stock and all of its Class B common stock (representing in the aggregate 1,496,000,000 votes), consented to, among other things, (a) TWC’s issuance of 80 million shares of TWC’s Class A common stock to Historic TW in exchange for Historic TW’s interest in TW NY (the “Issuance”), (b) the adoption of TWC’s Second Amended and Restated Certificate of Incorporation (the “Charter Amendment”), which will be filed only in connection with the Separation pursuant to the Separation Agreement, and (c) certain amendments to the Time Warner Cable Inc. 2006 Stock Incentive Plan (the “Incentive Plan Amendment”).
     On June 16, 2008, TWC distributed to the holders of record of its Class A common stock a notice pursuant to Section 228(e) of the Delaware General Corporation Law reporting the approval of these actions by its majority stockholder by written consent without a meeting or prior notice and without a vote being taken. TWC will file an Information Statement pursuant to Section 14(c) of the Securities Exchange Act of 1934, as amended, with the SEC and furnish it to its stockholders. Each of the Issuance, the Charter Amendment and the Incentive Plan Amendment has no effect until at least 20 calendar days after the Information Statement has been furnished to TWC’s stockholders.
Item 5. Other Information.
     Effective on August 5, 2008, the Company entered into an amendment to its employment agreement with Landel C. Hobbs, its Chief Operating Officer. The amendment to Mr. Hobbs’s employment agreement provides that, in the event that his employment is terminated without cause, unless he is then eligible for retirement, all his TWC equity awards that would have vested under the agreement, will vest immediately on the date he ceases to be considered an employee of the Company and any stock options that so vest, as well as his previously vested options, will remain exercisable for three years thereafter (but not beyond the original terms of the options).
     Effective on August 5, 2008, the Company entered into a letter agreement with Robert D. Marcus, its Senior Executive Vice President and Chief Financial Officer, that clarifies that under his current employment agreement with the Company, (i) the Separation would not have an impact on the vesting or term of Mr.

Marcus’s TWC equity awards and (ii) upon a termination without cause, unless he is then eligible for retirement, all of his vested TWC and Time Warner stock options (not only those that vest as a result of such termination) would remain exercisable for three years after he ceases to be considered an employee of the Company (but not beyond the original terms of the options).
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
Chief Financial Officer
Date: August 6, 2008

EXHIBIT INDEX
Pursuant to Item 601 of Regulation S-K

Exhibit No.	Description

1.1	Underwriting Agreement, dated as of June 16, 2008, among the Company, Time Warner Entertainment Company, L.P. (“TWE”) and TW NY Cable Holding Inc. (“TW NY” and together with TWE, the “Guarantors”) and Banc of America Securities LLC, BNP Paribas Securities Corp., Greenwich Capital Markets, Inc., Morgan Stanley & Co. Incorporated and Wachovia Capital Markets, LLC, on behalf of themselves and as representatives of the underwriters listed in Schedule II thereto (incorporated herein by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K dated June 16, 2008 and filed with the Securities and Exchange Commission (the “SEC”) on June 19, 2008 (the “TWC June 16, 2008 Form 8-K”)).

2.1	Separation Agreement, dated as of May 20, 2008, among the Company, Time Warner Inc. (“Time Warner”), TWE, TW NY, Warner Communications Inc., Historic TW Inc. and American Television and Communications Corporation (incorporated herein by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K dated May 20, 2008 and filed with the SEC on May 21, 2008 (the “TWC May 20, 2008 Form 8-K”)).

4.1	Form of 6.20% Notes due 2013 (incorporated herein by reference to Exhibit 4.1 to the TWC June 16, 2008 Form 8-K).

4.2	Form of 6.75% Notes due 2018 (incorporated herein by reference to Exhibit 4.2 to the TWC June 16, 2008 Form 8-K).

4.3	Form of 7.30% Debentures due 2038 (incorporated herein by reference to Exhibit 4.3 to the TWC June 16, 2008 Form 8-K).

10.1	Amendment No. 1 to Registration Rights Agreement between the Company and Time Warner, dated as of May 20, 2008.

10.2	Amendment No. 1 to Reimbursement Agreement made by and among the Company and Time Warner, dated May 20, 2008.

10.3	Second Amended and Restated Tax Matters Agreement, dated as of May 20, 2008, between the Company and Time Warner (incorporated herein by reference to Exhibit 99.2 to the TWC May 20, 2008 Form 8-K).

10.4	Amendment No. 1 to Shareholder Agreement between the Company and Time Warner, dated as of May 20, 2008.

10.5	Credit Agreement, dated as of June 30, 2008, among the Company, as borrower, the Lenders from time to time party thereto, Deutsche Bank AG New York Branch, as Administrative Agent, The Royal Bank of Scotland plc and Fortis Bank SA/NV New York Branch, as Tranche I Co-Syndication Agents, Mizuho Corporate Bank, Ltd. and Sumitomo Mitsui Banking Corporation, as Tranche I Co-Documentation Agents, Deutsche Bank Securities Inc. and RBS Greenwich Capital, as Tranche I Joint-Lead Arrangers and Joint Bookrunners, BNP Paribas Securities Corp., The Bank of Tokyo-Mitsubishi UFJ, Ltd. New York Branch and Citibank, N.A., as Tranche II Co-Syndication Agents, Bank of America, N.A. and Wachovia Bank, National Association, as Tranche II Co-Documentation Agents, and BNP Paribas Securities Corp. and The Bank of Tokyo-Mitsubishi UFJ, Ltd. New York Branch, as Tranche II Joint-Lead Arrangers and Joint Bookrunners (incorporated herein by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K dated June 30, 2008 and filed with the SEC on July 1, 2008).

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008.

32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008.†

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