Form 10-Q
period 2008-09-30
TIME WARNER CABLE INC.
filed 2008-11-05
CIK 1377013

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number: 001-33335

TIME WARNER CABLE INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of	84-1496755 (I.R.S. Employer
incorporation or organization)	Identification No.)
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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☑ (Do not check if a smaller reporting company)	Smaller reporting company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☑

Shares Outstanding
Description of Class	as of October 31, 2008
Class A Common Stock – $.01 par value	901,978,835
Class B Common Stock – $.01 par value	75,000,000

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
MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS
OF OPERATIONS AND FINANCIAL CONDITION
INTRODUCTION
     Management’s discussion and analysis of results of operations and financial condition (“MD&A”) is provided as a supplement to the accompanying consolidated financial statements and notes to help provide an understanding of Time Warner Cable Inc.’s (together with its subsidiaries, “TWC” or the “Company”) financial condition, cash flows and results of operations. MD&A is organized as follows:
•	Overview. This section provides a general description of TWC’s business, as well as recent developments the Company believes are important in understanding the results of operations and financial condition or in understanding anticipated future trends.

•	Financial statement presentation. This section provides a summary of how the Company’s operations are presented in the accompanying consolidated financial statements.

•	Results of operations. This section provides an analysis of the Company’s results of operations for the three and nine months ended September 30, 2008.

•	Financial condition and liquidity. This section provides an analysis of the Company’s financial condition as of September 30, 2008 and cash flows for the nine months ended September 30, 2008.

•	Caution concerning forward-looking statements. This section provides a description of the use of forward-looking information appearing in this report, including in MD&A and the consolidated financial statements. Such information is based on management’s current expectations about future events, which are inherently susceptible to uncertainty and changes in circumstances. Refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 (the “2007 Form 10-K”) and the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008 (the “June 2008 Form 10-Q”) for a discussion of the risk factors applicable to the Company.
OVERVIEW
     TWC is the second-largest cable operator in the U.S., with technologically advanced, well-clustered systems located mainly in five geographic areas – New York State (including New York City), the Carolinas, Ohio, southern California (including Los Angeles) and Texas. As of September 30, 2008, TWC served approximately 14.7 million customers who subscribed to one or more of its video, high-speed data and voice services, representing approximately 34.2 million revenue generating units.
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

TIME WARNER CABLE INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS
OF OPERATIONS AND FINANCIAL CONDITION—(Continued)
     TWC principally offers three services – video, high-speed data and voice – over its broadband cable systems. TWC markets its services separately and in “bundled” packages of multiple services and features. As of September 30, 2008, 53% of TWC’s customers subscribed to two or more of its primary services, including 20% of its customers who subscribed to all three primary services. Historically, TWC has focused primarily on residential customers, while also selling video, high-speed data and networking and transport services to commercial customers. During 2007, TWC also began selling voice services to small- and medium-sized businesses as part of an increased emphasis on its commercial business. TWC believes selling commercial services will provide additional opportunities for growth in the future. In addition, TWC earns revenues by selling advertising time to national, regional and local customers.
     Video is TWC’s largest service in terms of revenues generated and, as of September 30, 2008, TWC had approximately 13.3 million basic video subscribers, of which approximately 8.6 million subscribed to TWC’s digital video service. Although providing video services is a competitive and highly penetrated business, TWC expects to continue to increase video revenues through the offering of advanced digital video services, as well as through price increases and digital video subscriber growth. TWC’s digital video subscribers provide a broad base of potential customers for additional services. Video programming costs represent a major component of TWC’s expenses and are expected to continue to increase, reflecting programming rate increases on existing services, costs associated with retransmission consent agreements, subscriber growth and the expansion of service offerings. TWC expects that its video service margins as a percentage of video revenues will continue to decline over the next few years as increases in programming costs outpace growth in video revenues.
     As of September 30, 2008, TWC had approximately 8.3 million residential high-speed data subscribers. TWC expects continued growth in residential high-speed data subscribers and revenues for the foreseeable future; however, the rate of growth of both subscribers and revenues is expected to continue to slow over time as high-speed data services become increasingly penetrated. TWC also offers commercial high-speed data services and had 295,000 commercial high-speed data subscribers as of September 30, 2008.
     As of September 30, 2008, TWC had approximately 3.6 million residential Digital Phone subscribers. TWC expects increases in Digital Phone subscribers and revenues for the foreseeable future; however, the rate of growth of both subscribers and revenues is expected to slow over time as Digital Phone services become increasingly penetrated. TWC rolled out Business Class Phone, a commercial Digital Phone service, to small- and medium-sized businesses during 2007 in the majority of its systems and has nearly completed the roll-out in the remainder of its systems during the first nine months of 2008. As of September 30, 2008, TWC had 23,000 commercial Digital Phone subscribers.
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
     The recent events affecting the U.S. and international financial markets have had a significant and adverse impact on the broader global economies. These events have served to severely tighten the credit markets, increase equity market volatility and reduce future expectations for economic growth. Since the end of the third quarter of 2008, the Company has seen a slowdown in growth across all revenue generating unit categories as a result of the challenging economic environment. The Company believes it is premature to determine if this is a long- or short-term development and is unable to estimate the impact of a protracted economic downturn on its financial and subscriber results. In addition, the Company has continued to see a decline in its Advertising revenues from national, regional and local businesses.

TIME WARNER CABLE INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS
OF OPERATIONS AND FINANCIAL CONDITION—(Continued)
     Despite the current economic environment, the Company believes it continues to have strong liquidity to meet its needs for the foreseeable future. As of September 30, 2008, the Company had $12.604 billion of unused committed capacity (including cash and equivalents and credit facilities containing commitments from a geographically diverse group of major financial institutions), $10.855 billion of which TWC expects to use to finance the Special Dividend (as defined below). Additionally, there are no significant maturities of the Company’s long-term debt prior to February 2011. While the Company believes it has sufficient committed capacity and access to capital markets, any new borrowings in the near term outside of TWC’s committed capacity would likely bear significantly higher interest rates than those on the Company’s recent borrowings. See “Financial Condition and Liquidity” for further details regarding the Company’s committed capacity.
Recent Developments
Separation from Time Warner
     On May 20, 2008, TWC and its subsidiaries, TWE and TW NY, entered into the Separation Agreement with Time Warner and its subsidiaries, WCI, Historic TW and ATC. TWC’s separation from Time Warner will take place through a series of related transactions, the occurrence of each of which is a condition to the next. First, Time Warner will complete certain internal restructuring transactions. Next, following the satisfaction or waiver of certain conditions, including those described below, Historic TW will transfer its 12.43% non-voting common stock interest in TW NY to TWC in exchange for 80 million newly issued shares of TWC’s Class A common stock (the “TW NY Exchange”). Following the TW NY Exchange, Time Warner will complete certain additional restructuring steps that will make Time Warner the direct owner of all shares of TWC’s Class A common stock and Class B common stock previously held by its subsidiaries (all of Time Warner’s restructuring transaction steps being referred to collectively as the “TW Internal Restructuring”). Upon completion of the TW Internal Restructuring, TWC’s board of directors or a committee thereof will declare a special cash dividend to holders of TWC’s outstanding Class A common stock and Class B common stock, including Time Warner, in an amount equal to $10.27 per share (aggregating $10.855 billion) (the “Special Dividend”). The Special Dividend will be paid prior to the completion of TWC’s separation from Time Warner. Following the receipt by Time Warner of the Special Dividend, TWC will file with the Secretary of State of the State of Delaware an amended and restated certificate of incorporation, pursuant to which, among other things, each outstanding share of TWC Class A common stock (including any shares of Class A common stock issued in the TW NY Exchange) and TWC Class B common stock will automatically be converted into one share of common stock, par value $.01 per share (the “TWC Common Stock”) (the “Recapitalization”). Once the TW NY Exchange, the TW Internal Restructuring, the payment of the Special Dividend and the Recapitalization have been completed, TWC’s separation from Time Warner (the “Separation”) will proceed in the form of either a pro rata dividend of all shares of TWC Common Stock held by Time Warner to holders of Time Warner’s common stock or through the consummation by Time Warner of an exchange offer of shares of TWC Common Stock for shares of Time Warner’s common stock. If the Separation is effected as an exchange offer, after consummation of the exchange offer, Time Warner will distribute to its stockholders, as a pro rata dividend, any TWC Common Stock that it continues to hold. The distribution by Time Warner of all shares of TWC Common Stock held by Time Warner to its stockholders as (a) a pro rata dividend, (b) an exchange offer or (c) a combination thereof is referred to as the “Distribution.” The Separation, the TW NY Exchange, the TW Internal Restructuring, the Special Dividend, the Recapitalization and the Distribution collectively are referred to as the “Separation Transactions.”
     Time Warner has the sole discretion, after consultation with TWC, to determine whether the Separation will be effected as a pro rata dividend or through an exchange offer with its stockholders, which decision has not yet been made.

TIME WARNER CABLE INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS
OF OPERATIONS AND FINANCIAL CONDITION—(Continued)
     The Separation Agreement contains customary covenants, and consummation of the Separation Transactions is subject to customary closing conditions, including customary regulatory reviews and local franchise approvals, the receipt by Time Warner of a private letter ruling from the Internal Revenue Service indicating that the Separation Transactions will generally qualify as tax-free for Time Warner and Time Warner’s stockholders, the receipt of certain tax opinions and the entry into the 2008 Bridge Facility and the Supplemental Facility (each as defined below under “—2008 Bond Offering and Additional Financing Commitments”). Time Warner and TWC expect the Separation Transactions to be consummated by early 2009. See Item 1A, “Risk Factors,” in Part II of the June 2008 Form 10-Q for a discussion of risk factors relating to the Separation.
     During the three and nine months ended September 30, 2008, the Company incurred pretax costs related to the Separation of $53 million and $102 million, respectively, which have been reflected in the Company’s consolidated statement of operations as follows (in millions):

	Three Months	Nine Months
	Ended	Ended
	September 30, 2008	September 30, 2008
Other expense, net	$3	$15
Interest expense, net	50	87

Pretax costs related to the Separation	$53	$102

     In the table above, other expense, net, consists of direct transaction costs (e.g., legal and professional fees). Interest expense, net, includes net interest expense on the $5.0 billion principal amount of debt securities issued in the 2008 Bond Offering (as defined below) after considering the impact of the net proceeds of such offering, a portion of which was used to repay variable-rate debt with lower interest rates and the remainder of which was invested in accordance with the Company’s investment policy ($48 million and $54 million for the three and nine months ended September 30, 2008, respectively). Debt issuance costs of $2 million and $33 million for the three and nine months ended September 30, 2008, respectively, are also included in interest expense, net, primarily related to the portion of the upfront loan fees for the 2008 Bridge Facility that was expensed due to the reduction of commitments under such facility as a result of the 2008 Bond Offering. The Company expects to incur additional direct transaction costs and financing costs related to the Separation.
     In addition, in connection with the Separation Transactions, and as provided for in Time Warner’s equity plans, Time Warner contemplates that the number of Time Warner stock options and restricted stock units outstanding at the Separation and the exercise prices of such stock options will be adjusted to maintain the fair value of those awards. The changes in the number of equity awards and the exercise prices will be determined by comparing the fair value of such awards immediately prior to the Separation Transactions to the fair value of such awards immediately after the Separation Transactions. The modifications to the outstanding equity awards will be made pursuant to existing antidilution provisions in Time Warner’s equity plans.
     Under the terms of Time Warner’s equity plans and related award agreements, as a result of the Separation, TWC employees who hold Time Warner equity awards will be treated as if their employment with Time Warner had been terminated without cause at the time of the Separation. This treatment will result in the forfeiture of unvested stock options and shortened exercise periods for vested stock options and pro rata vesting of the next installment of (and forfeiture of the remainder of) the RSU awards for those TWC employees who do not satisfy retirement-treatment eligibility provisions in the Time Warner equity plans and related award agreements. TWC plans to grant “make-up” TWC equity awards or make cash payments to TWC employees that are generally intended to offset any loss of economic value in Time Warner equity awards as a result of the Separation.

TIME WARNER CABLE INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS
OF OPERATIONS AND FINANCIAL CONDITION—(Continued)
     Finally, in connection with the Special Dividend, and as provided for in the Company’s equity plans and related award agreements, the number and the exercise prices of outstanding TWC stock options will be adjusted to maintain the fair value of those awards. The changes in the number of shares subject to options and the exercise prices will be determined by comparing the fair value of such awards immediately prior to the Special Dividend to the fair value of such awards immediately after the Special Dividend. The modifications to the outstanding equity awards will be made pursuant to existing antidilution provisions in TWC’s equity plans and related award agreements.
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
     The impairment test was performed on a basis consistent with the analysis performed as of December 31, 2007. In performing goodwill impairment testing, the Company determines the fair value of each reporting unit by using two valuation techniques: a discounted cash flow (“DCF”) analysis and a market-based approach. The Company determines the fair value of the cable franchise rights of a reporting unit using a DCF valuation analysis. A DCF valuation requires the exercise of significant judgments, including judgments about appropriate discount rates based on the assessment of risks inherent in the projected future cash flows and the amount and timing of expected future cash flows, including expected cash flows beyond the Company’s current long-term business planning period. In assessing the reasonableness of its determined fair values, the Company evaluates its results against other value indicators such as comparable company public trading values, research analyst estimates and values observed in private market transactions.
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
     The Company has concluded that an interim impairment test is not required as of September 30, 2008. However, economic conditions currently affecting the U.S. economy and recent declines in TWC’s stock price may have a negative impact on the fair values of the Company’s franchise intangibles and reporting units, which may result in the Company recognizing an impairment when the Company performs its annual test during the fourth quarter of 2008.

TIME WARNER CABLE INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS
OF OPERATIONS AND FINANCIAL CONDITION—(Continued)
2008 Bond Offering and Additional Financing Commitments
     On June 16, 2008, TWC filed a shelf registration statement on Form S-3 (the “Shelf Registration Statement”) with the Securities and Exchange Commission (the “SEC”) that allows TWC to offer and sell from time to time senior and subordinated debt securities and debt warrants. On June 19, 2008, TWC issued $5.0 billion in aggregate principal amount of senior unsecured notes and debentures under the Shelf Registration Statement (the “2008 Bond Offering”), consisting of $1.5 billion principal amount of 6.20% notes due 2013, $2.0 billion principal amount of 6.75% notes due 2018 and $1.5 billion principal amount of 7.30% debentures due 2038. The Company expects to use the net proceeds of $4.963 billion from this issuance to finance, in part, the Special Dividend. If the Separation is not consummated and the Special Dividend is not paid, the Company will use the net proceeds from the issuance of the debt securities for general corporate purposes, including repayment of indebtedness. Pending the payment of the Special Dividend, a portion of the net proceeds of the 2008 Bond Offering was used to repay variable-rate debt with lower interest rates and the remainder was invested in accordance with the Company’s investment policy.
     In addition to issuing the debt securities in the 2008 Bond Offering described above, on June 30, 2008, the Company entered into a credit agreement with certain financial institutions for a senior unsecured term loan facility in an aggregate principal amount of $9.0 billion with an initial maturity date that is 364 days after the borrowing date (the “2008 Bridge Facility”) in order to finance, in part, the Special Dividend. As a result of the 2008 Bond Offering, the amount of the commitments of the lenders under the 2008 Bridge Facility was reduced to $4.040 billion. As discussed below in “Financial Condition and Liquidity—Outstanding Debt and Mandatorily Redeemable Preferred Equity and Available Financial Capacity—Lending Commitments,” the Company is not certain whether Lehman Brothers Commercial Bank will fund its $269 million in commitments under the 2008 Bridge Facility, and, therefore, the Company has included only $3.771 billion of commitments under the 2008 Bridge Facility in its unused committed capacity as of September 30, 2008. The Company may elect to extend the maturity date of the loans outstanding under the 2008 Bridge Facility for an additional year. TWC may not borrow any amounts under the 2008 Bridge Facility unless and until the Special Dividend is declared in connection with the Separation.
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

TIME WARNER CABLE INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS
OF OPERATIONS AND FINANCIAL CONDITION—(Continued)
Sprint/Clearwire Joint Venture
     In May 2008, TWC, Intel Corporation, Google Inc., Comcast Corporation (together with its subsidiaries, “Comcast”) and Bright House Networks, LLC entered into agreements to collectively invest $3.2 billion in a wireless communications joint venture (the “Sprint/Clearwire Joint Venture”), which is expected to be formed by Sprint Nextel Corporation (“Sprint”) and Clearwire Corporation (“Clearwire”). TWC’s share of such investment is expected to be approximately $550 million, which it expects to fund with cash on hand, borrowings under the Cable Revolving Facility (as defined below), its commercial paper program or a combination thereof. Once formed, the Sprint/Clearwire Joint Venture will be focused on deploying the first nationwide fourth-generation wireless network to provide mobile broadband services to wholesale and retail customers. In connection with its anticipated investment in the Sprint/Clearwire Joint Venture, TWC has entered into a wholesale agreement with Sprint that allows TWC to offer wireless services utilizing Sprint’s 2G/3G network. Upon closing, TWC also expects to enter into a wholesale agreement with the Sprint/Clearwire Joint Venture that would allow TWC to offer wireless services utilizing the Sprint/Clearwire Joint Venture’s broadband wireless network. The closing of these transactions, which is expected to occur by the end of 2008, is subject to certain closing conditions. There can be no assurance that the formation of the Sprint/Clearwire Joint Venture will be completed, or, if completed, that the Sprint/Clearwire Joint Venture would successfully finance and deploy a nationwide mobile broadband network. If completed, the Company’s investment in the Sprint/Clearwire Joint Venture would be accounted for under the equity method of accounting. The Company expects that the Sprint/Clearwire Joint Venture would incur losses in its early periods of operation.
Sale of Certain Cable Systems
     In June 2008, the Company entered into an agreement to sell a group of small cable systems, serving approximately 80,000 basic video subscribers and approximately 125,000 revenue generating units as of September 30, 2008, located in areas outside of the Company’s core geographic clusters. The sale price is approximately $53 million, subject to certain adjustments. The Company expects the sale of these cable systems will close during the fourth quarter of 2008, subject to obtaining customary regulatory approvals. The Company does not expect that the sale of these systems will have a material impact on the Company’s future financial results; however, as a result of a probable loss on the sale of these systems, the Company recorded a pretax impairment loss of $45 million during the second quarter of 2008.
Hurricane Ike
     During the third quarter of 2008, Hurricane Ike caused significant damage to a portion of TWC’s operations in Texas, particularly in the Port Arthur, Beaumont, Orange and Bridge City areas, which served approximately 88,000 basic video subscribers and 165,000 revenue generating units prior to the storm. TWC’s cable systems in these areas experienced significant damage, business interruption and an indeterminate loss of customer relationships. The long-term effect of Hurricane Ike on the population of southeast Texas, and, therefore, on TWC’s cable systems in this area, remains uncertain and as a result, any potential population losses have not been reflected in the Company’s subscriber results as of September 30, 2008. During the fourth quarter of 2008, the Company will continue to evaluate the impact of Hurricane Ike, which could result in a negative impact to TWC’s subscriber metrics. In addition to Texas, Hurricane Ike also caused physical damage and service outages in parts of Ohio.
     For the third quarter of 2008, the Company estimates that OIBDA (as defined below) and Operating Income were negatively impacted by approximately $10 million as a result of service outages and damage to the plant infrastructure caused by the storm. The Company anticipates an additional negative impact to OIBDA and Operating Income of approximately $5 million in the fourth quarter of 2008, primarily due to additional customer credits for service outages and expenses associated with plant repairs and maintenance. Additionally, the Company estimates that it will incur approximately $10 million of capital expenditures during the fourth quarter of 2008 to replace property, plant and equipment damaged by Hurricane Ike.

TIME WARNER CABLE INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS
OF OPERATIONS AND FINANCIAL CONDITION—(Continued)
Wireless Joint Venture
     TWC is a participant in a wireless spectrum joint venture with several other cable companies (the “Wireless Joint Venture”) that holds 137 advanced wireless spectrum (“AWS”) licenses. These licenses cover 20 MHz of AWS in about 90% of the continental United States and Hawaii. The Federal Communications Commission awarded these licenses to the Wireless Joint Venture on November 20, 2006. Under certain circumstances, the members of the Wireless Joint Venture have the ability to exit the venture and receive from the venture, subject to certain limitations and adjustments, AWS licenses covering the areas in which they provide cable services. On October 24, 2008, the Wireless Joint Venture agreed to redeem the 10.9% interest held by an affiliate of Cox Communications, Inc. (“Cox”). Under the agreement, the closing of which is subject to receipt of customary regulatory approvals, Cox will exit the Wireless Joint Venture and receive AWS licenses, principally covering areas in which Cox provides cable services, and a cash payment of $70 million. Following the closing of the Cox transaction, the Wireless Joint Venture’s AWS licenses would cover over 80% of the continental United States and Hawaii. TWC expects to contribute approximately $22 million to the Wireless Joint Venture during the fourth quarter of 2008 or early 2009 to fund its share of the payment to Cox.
FINANCIAL STATEMENT PRESENTATION
Revenues
     The Company’s revenues consist of Subscription and Advertising revenues. Subscription revenues consist of revenues from video, high-speed data and voice services.
     Video revenues include subscriber fees for basic, expanded basic and digital services from both residential and commercial subscribers. Video revenues from digital services, or digital video revenues, include revenues from digital tiers, digital pay channels, pay-per-view, video-on-demand, subscription-video-on-demand and digital video recorder services. Video revenues also include related equipment rental charges, installation charges and franchise fees collected on behalf of local franchising authorities. Several ancillary items are also included within video revenues, such as commissions earned on the sale of merchandise by home shopping services and rental income earned on the leasing of antenna attachments on transmission towers owned by the Company. In each period presented, these ancillary items constitute less than 2% of video revenues.
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
     Voice revenues include subscriber fees from residential and commercial Digital Phone subscribers, along with related installation charges. For the three and nine months ended September 30, 2007, voice revenues also included subscriber fees from circuit-switched telephone subscribers (43,000 subscribers as of September 30, 2007). During the first half of 2008, TWC completed the process of discontinuing the provision of circuit-switched telephone service in accordance with regulatory requirements. As a result, during 2008, Digital Phone has been the only voice service offered by TWC.
     Advertising revenues primarily include the fees charged to local, regional and national advertising customers for advertising placed on the Company’s video and high-speed data services. Nearly all Advertising revenues are attributable to the Company’s video service.

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
RESULTS OF OPERATIONS
Recent Accounting Standards
     See Note 2 to the accompanying consolidated financial statements for a discussion of the accounting standards adopted during the nine months ended September 30, 2008 and recent accounting standards not yet adopted.
Three and Nine Months Ended September 30, 2008 Compared to Three and Nine Months Ended September 30, 2007
     The following discussion provides an analysis of the Company’s results of operations and should be read in conjunction with the accompanying consolidated statement of operations, as well as the consolidated financial statements and notes thereto and MD&A included in the 2007 Form 10-K.
     Revenues. Revenues by major category were as follows (in millions):

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2008	2007	% Change	2008	2007	% Change
Subscription:
Video	$2,639	$2,530	4%	$7,878	$7,613	3%
High-speed data	1,056	942	12%	3,082	2,760	12%
Voice	421	308	37%	1,184	857	38%

Total Subscription	4,116	3,780	9%	12,144	11,230	8%
Advertising	224	221	1%	654	636	3%

Total	$4,340	$4,001	8%	$12,798	$11,866	8%

TIME WARNER CABLE INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS
OF OPERATIONS AND FINANCIAL CONDITION—(Continued)
     Selected subscriber-related statistics were as follows (in thousands):

	September 30,
	2008	2007	% Change
Basic video(a)	13,266	13,308	—
Digital video(b)	8,607	7,860	10%
Residential high-speed data(c)	8,339	7,412	13%
Commercial high-speed data(c)	295	272	8%
Residential Digital Phone(d)	3,621	2,608	39%
Commercial Digital Phone(d)	23	2	NM
Revenue generating units(e)	34,151	31,505	8%
Customer relationships(f)	14,750	14,637	1%

NM—Not meaningful.
(a)	Basic video subscriber numbers reflect billable subscribers who receive at least basic video service.
(b)	Digital video subscriber numbers reflect billable subscribers who receive any level of video service via digital transmissions.
(c)	High-speed data subscriber numbers reflect billable subscribers who receive TWC’s Road Runner high-speed data service or any of the other high-speed data services offered by TWC.
(d)
Digital Phone subscriber numbers reflect billable subscribers who receive an IP-based telephony service. Residential Digital Phone subscriber numbers as of September 30, 2007 exclude 43,000 subscribers who received traditional, circuit-switched telephone service.

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

     Subscription revenues increased as a result of increases in video, high-speed data and voice revenues. The increase in video revenues was primarily due to the continued growth of digital video services and video price increases. Additional information regarding the major components of video revenues was as follows (in millions):

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2008	2007	% Change	2008	2007	% Change
Basic video services	$1,569	$1,537	2%	$4,697	$4,652	1%
Digital video services	638	587	9%	1,907	1,759	8%
Equipment rental and installation charges	283	261	8%	827	760	9%
Franchise fees	116	108	7%	344	328	5%
Other	33	37	(11%)	103	114	(10%)

Total	$2,639	$2,530	4%	$7,878	$7,613	3%

     High-speed data revenues increased primarily due to growth in high-speed data subscribers.
     The increase in voice revenues was due to growth in Digital Phone subscribers. Voice revenues for the three and nine months ended September 30, 2007 also included $8 million and $33 million, respectively, of revenues associated with subscribers who received traditional, circuit-switched telephone service.
     Average monthly subscription revenue (which includes video, high-speed data and voice revenues) per basic video subscriber (“subscription ARPU”) increased 9% to $103.38 for the three months ended September 30, 2008 from $94.50 for the three months ended September 30, 2007, and increased 9% to $101.63 for the nine months ended September 30, 2008 from $93.22 for the nine months ended September 30, 2007. These increases were primarily a result of the increased penetration of digital video, high-speed data and Digital Phone and higher video prices, as discussed above.
     Advertising revenues increased slightly for the three and nine months ended September 30, 2008 primarily due to an increase in political advertising revenues, partially offset by a decline in Advertising revenues from national, regional and local businesses.

TIME WARNER CABLE INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS
OF OPERATIONS AND FINANCIAL CONDITION—(Continued)
     Costs of revenues. The major components of costs of revenues were as follows (in millions):

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2008	2007	% Change	2008	2007	% Change
Video programming	$949	$881	8%	$2,817	$2,643	7%
Employee	597	546	9%	1,752	1,624	8%
High-speed data	35	42	(17%)	112	125	(10%)
Voice	144	115	25%	406	338	20%
Franchise fees	116	108	7%	344	328	5%
Other direct operating costs	231	198	17%	666	587	13%

Total	$2,072	$1,890	10%	$6,097	$5,645	8%

     For the three and nine months ended September 30, 2008, costs of revenues increased 10% and 8%, respectively, primarily related to increases in video programming, employee, voice and other direct operating costs. As a percentage of revenues, costs of revenues were 48% for both the three and nine months ended September 30, 2008, compared to 47% and 48% for the three and nine months ended September 30, 2007, respectively.
     The increase in video programming costs was primarily due to contractual rate increases and an increase in the percentage of basic video subscribers who also subscribe to expanded tiers of video services. Average programming costs per basic video subscriber increased 8% to $23.85 per month for the three months ended September 30, 2008 from $22.03 per month for the three months ended September 30, 2007. Average programming costs per basic video subscriber increased 7% to $23.58 per month for the nine months ended September 30, 2008 from $21.94 per month for the nine months ended September 30, 2007.
     Employee costs for the three and nine months ended September 30, 2008 increased primarily due to higher headcount resulting from the continued growth of digital video, high-speed data and Digital Phone services, as well as salary increases.
     High-speed data costs consist of the direct costs associated with the delivery of high-speed data services, including network connectivity costs. High-speed data costs decreased for the three and nine months ended September 30, 2008 primarily due to a decrease in per-subscriber connectivity costs, partially offset by subscriber growth.
     Voice costs consist of the direct costs associated with the delivery of voice services, including network connectivity costs. Voice costs increased for the three and nine months ended September 30, 2008 primarily due to growth in Digital Phone subscribers, partially offset by a decline in per-subscriber connectivity costs.
     Other direct operating costs increased for the three and nine months ended September 30, 2008 primarily due to increases in certain other costs associated with the continued growth of digital video, high-speed data and Digital Phone services.
     Selling, general and administrative expenses. The major components of selling, general and administrative expenses were as follows (in millions):

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2008	2007	% Change	2008	2007	% Change
Employee	$278	$257	8%	$865	$803	8%
Marketing	138	126	10%	447	381	17%
Other	290	296	(2%)	849	838	1%

Total	$706	$679	4%	$2,161	$2,022	7%

TIME WARNER CABLE INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS
OF OPERATIONS AND FINANCIAL CONDITION—(Continued)
     For the three and nine months ended September 30, 2008, selling, general and administrative expenses increased primarily due to higher employee and marketing costs. Employee costs increased primarily due to headcount and salary increases and marketing costs increased primarily due to intensified marketing efforts. Other costs for the three and nine months ended September 30, 2008 included a benefit of approximately $13 million due to changes in estimates of previously established casualty insurance accruals. Excluding this benefit, other costs increased primarily due to higher miscellaneous administrative costs.
     Merger-related and restructuring costs. For the three and nine months ended September 30, 2007, the Company expensed non-capitalizable merger-related costs associated with the 2006 transactions with Adelphia Communications Corporation and Comcast of $3 million and $10 million, respectively. In addition, the results included restructuring costs of $8 million and $14 million for the three and nine months ended September 30, 2008, respectively, and $1 million and $10 million for the three and nine months ended September 30, 2007, respectively.
     Loss on cable systems held for sale. During the nine months ended September 30, 2008, the Company recorded a pretax impairment loss of $45 million as a result of the anticipated sale of certain non-core cable systems, which is expected to close during the fourth quarter of 2008. See “Overview—Recent Developments—Sale of Certain Cable Systems” for further details.
     Reconciliation of Operating Income to OIBDA. The following table reconciles Operating Income to OIBDA. In addition, the table provides the components from Operating Income to net income for purposes of the discussions that follow (in millions):

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2008	2007	% Change	2008	2007	% Change
Net income	$301	$248	21%	$820	$796	3%
Income tax provision	203	166	22%	550	525	5%

Income before income taxes	504	414	22%	1,370	1,321	4%
Interest expense, net	229	227	1%	647	681	(5%)
(Income) loss from equity investments, net	(2)	3	(167%)	(12)	(4)	200%
Minority interest expense, net	57	38	50%	144	117	23%
Other expense (income), net	—	(1)	(100%)	13	(144)	(109%)

Operating Income	788	681	16%	2,162	1,971	10%
Depreciation	700	683	2%	2,123	2,001	6%
Amortization	66	64	3%	196	207	(5%)

OIBDA	$1,554	$1,428	9%	$4,481	$4,179	7%

     OIBDA. OIBDA increased for the three and nine months ended September 30, 2008 principally as a result of revenue growth (particularly in high margin high-speed data revenues), partially offset by higher costs of revenues and selling, general and administrative expenses. Additionally, as discussed above, OIBDA for the three and nine months ended September 30, 2008 was negatively impacted by approximately $10 million as a result of the effect of Hurricane Ike on the cable systems in southeast Texas and Ohio, and OIBDA for the nine months ended September 30, 2008 was also impacted by the loss of $45 million on cable systems held for sale.
     Depreciation expense. The increase in depreciation expense for the three and nine months ended September 30, 2008 was primarily associated with purchases of customer premise equipment, scalable infrastructure and line extensions (each of which is primarily driven by customer demand) occurring during or subsequent to the comparable period in 2007.
     Amortization expense. Amortization expense for the nine months ended September 30, 2008 decreased primarily due to the absence of amortization expense associated with customer relationships recorded in connection with the 2003 restructuring of TWE, which were fully amortized as of the end of the first quarter of 2007.

TIME WARNER CABLE INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS
OF OPERATIONS AND FINANCIAL CONDITION—(Continued)
     Operating Income. Operating Income increased for the three and nine months ended September 30, 2008 primarily due to the increase in OIBDA (which, for the nine months ended September 30, 2008, included the loss on cable systems held for sale), partially offset by the increase in depreciation expense, as discussed above.
     Interest expense, net. As discussed in “Overview—Recent Developments—Separation from Time Warner,” interest expense, net, for the three and nine months ended September 30, 2008 included financing costs of $50 million and $87 million, respectively, related to the 2008 Bond Offering and the 2008 Bridge Facility. Excluding the financing costs related to the Separation Transactions, interest expense, net, for the three and nine months ended September 30, 2008 decreased due to lower net debt (as defined below) and lower average interest rates on the Company’s variable-rate borrowings. Additionally, interest expense, net, for the nine months ended September 30, 2008 was impacted by the April 2007 issuance of fixed rate debt securities, the net proceeds of which were used in part to repay variable-rate debt with lower interest rates.
     Minority interest expense, net. Minority interest expense, net, for the three and nine months ended September 30, 2008 increased primarily due to larger profits recorded by TW NY during 2008.
     Other expense (income), net. Other expense, net, for the nine months ended September 30, 2008 included $15 million of direct transaction costs (e.g., legal and professional fees) related to the Separation Transactions, of which $3 million was incurred in the third quarter of 2008. Additionally, other expense, net for the nine months ended September 30, 2008 included an $8 million impairment charge on an equity-method investment and a pretax gain of $9 million recorded on the sale of a cost-method investment. During the nine months ended September 30, 2007, the Company recorded a pretax gain of $146 million as a result of the distribution of the assets of Texas and Kansas City Cable Partners, L.P. to TWC and Comcast on January 1, 2007, which was treated as a sale of the Company’s 50% equity interest in the pool of assets consisting of the Houston cable systems (the “TKCCP Gain”).
     Income before income taxes. Income before income taxes for the three months ended September 30, 2008 increased primarily due to an increase in Operating Income, partially offset by an increase in minority interest expense, net. Income before income taxes for the nine months ended September 30, 2008 increased primarily due to an increase in Operating Income (which included the loss on cable systems held for sale) and a decrease in interest expense, net, partially offset by the TKCCP Gain recorded in other income, net in the first quarter of 2007, as discussed above and an increase in minority interest expense, net.
     Income tax provision. TWC’s income tax provision has been prepared as if the Company operated as a stand-alone taxpayer for all periods presented. For the three months ended September 30, 2008 and 2007, the Company recorded income tax provisions of $203 million and $166 million, respectively. For the nine months ended September 30, 2008 and 2007, the Company recorded income tax provisions of $550 million and $525 million, respectively. The effective tax rate was 40% for both the three and nine months ended September 30, 2008 and 2007.
     Net income and net income per common share. Net income was $301 million for the three months ended September 30, 2008 compared to $248 million for the three months ended September 30, 2007. Basic and diluted net income per common share were $0.31 for the three months ended September 30, 2008 compared to $0.25 for the three months ended September 30, 2007. Net income was $820 million for the nine months ended September 30, 2008 compared to $796 million for the nine months ended September 30, 2007. Basic and diluted net income per common share were $0.84 for the nine months ended September 30, 2008 compared to $0.81 for the nine months ended September 30, 2007.

TIME WARNER CABLE INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS
OF OPERATIONS AND FINANCIAL CONDITION—(Continued)
FINANCIAL CONDITION AND LIQUIDITY
     Management believes that cash generated by or available to TWC should be sufficient to fund its capital and liquidity needs for the foreseeable future, including the expected payment of $10.855 billion for the Special Dividend and the Company’s expected investment in the Sprint/Clearwire Joint Venture. TWC’s sources of cash include cash provided by operating activities, cash and equivalents on hand, borrowing capacity under its committed credit facilities (including the 2008 Bridge Facility, under which TWC may not borrow any amounts unless and until the Special Dividend is declared in connection with the Separation) and commercial paper program, as well as access to capital markets.
     TWC’s unused committed capacity was $12.604 billion as of September 30, 2008, reflecting $3.090 billion of cash and equivalents, $5.743 billion of available borrowing capacity under the Company’s $6.0 billion senior unsecured five-year revolving credit facility (the “Cable Revolving Facility”) and $3.771 billion of borrowing capacity under the 2008 Bridge Facility. TWC may not borrow any amounts under the 2008 Bridge Facility unless and until the Special Dividend is declared in connection with the Separation. Borrowings under the Supplemental Facility are only available to the Company at the final maturity of the 2008 Bridge Facility to repay amounts then outstanding under the 2008 Bridge Facility, if any, and are not included in TWC’s unused committed capacity. See “—Outstanding Debt and Mandatorily Redeemable Preferred Equity and Available Financial Capacity—Lending Commitments” below for a discussion regarding the Company’s decision to exclude funding commitments from subsidiaries of Lehman Brothers Holdings Inc. in determining the amount of its unused committed capacity.
Current Financial Condition
     As of September 30, 2008, the Company had $15.748 billion of debt, $3.090 billion of cash and equivalents (net debt of $12.658 billion, defined as total debt less cash and equivalents), $300 million of mandatorily redeemable non-voting Series A Preferred Equity Membership Units (the “TW NY Cable Preferred Membership Units”) issued by a subsidiary of TWC, Time Warner NY Cable LLC (“TW NY Cable”) and $25.589 billion of shareholders’ equity. As of December 31, 2007, the Company had $13.577 billion of debt, $232 million of cash and equivalents (net debt of $13.345 billion), $300 million of TW NY Cable Preferred Membership Units and $24.706 billion of shareholders’ equity.
     The following table shows the significant items contributing to the decrease in net debt from December 31, 2007 to September 30, 2008 (in millions):

Balance as of December 31, 2007(a)	$13,345
Cash provided by operating activities	(3,864)
Capital expenditures	2,582
Debt issuance costs	87
Investments and acquisitions, net of cash acquired and distributions received(b)	525
All other, net	(17)

Balance as of September 30, 2008(a)	$12,658

(a)
Amounts include unamortized fair value adjustments of $117 million and $126 million as of September 30, 2008 and December 31, 2007, respectively, which include the fair value adjustment recognized as a result of the merger of America Online, Inc. (now known as AOL LLC) and Time Warner Inc. (now known as Historic TW Inc.).

(b)	Amount includes the Company’s $490 million investment in The Reserve Fund. See below for further discussion.
     As discussed in “Overview—Recent Developments—2008 Bond Offering and Additional Financing Commitments,” the Shelf Registration Statement on file with the SEC allows TWC to offer and sell from time to time senior and subordinated debt securities and debt warrants.
     As discussed in “Overview—Recent Developments—Separation from Time Warner,” upon completion of the TW Internal Restructuring, TWC’s board of directors or a committee thereof will declare the Special Dividend to holders of TWC’s outstanding Class A common stock and Class B common stock, including Time Warner, in an amount equal to $10.27 per share (aggregating $10.855 billion), which will be paid prior to the completion of the Separation.

TIME WARNER CABLE INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS
OF OPERATIONS AND FINANCIAL CONDITION—(Continued)
     As discussed in “Overview—Recent Developments—2008 Bond Offering and Additional Financing Commitments,” pending the payment of the Special Dividend, a portion of the net proceeds of the 2008 Bond Offering was used to repay variable-rate debt with lower interest rates and the remainder was invested in accordance with the Company’s investment policy.
     The Company invests its cash and equivalents in a combination of money market, government and treasury funds, as well as bank certificates of deposit, in accordance with the Company’s investment policy of diversifying its investments and limiting the amount of its investments in a single entity or fund. Consistent with the foregoing, the Company invested a portion of the cash proceeds of the 2008 Bond Offering in The Reserve Fund’s Primary Fund (“The Reserve Fund”). On the morning of September 15, 2008, the Company requested a full redemption of its $490 million investment in The Reserve Fund, but the redemption request was not honored.  On September 22, 2008, The Reserve Fund announced that redemptions of shares were suspended pursuant to an SEC order requested by The Reserve Fund so that an orderly liquidation could be effected. On October 31, 2008, the Company received $249 million from The Reserve Fund representing its pro rata share of a partial distribution. The Company has not been informed as to when the remaining amount will be returned. However, the Company believes its remaining receivable is recoverable and will be distributed in the next twelve months as The Reserve Fund’s investments mature.  As a result of the status of The Reserve Fund, the Company has classified the $490 million receivable from The Reserve Fund as of September 30, 2008 as prepaid expenses and other current assets on the Company’s consolidated balance sheet and within investments and acquisitions, net of cash acquired and distributions received, on the Company’s consolidated statement of cash flows.
     In addition, as discussed in “Overview—Recent Developments—Sprint/Clearwire Joint Venture,” TWC is a participant in the Sprint/Clearwire Joint Venture, which is expected to close by the end of 2008. TWC’s share of such investment is expected to be approximately $550 million, which it expects to fund with cash on hand, borrowings under the Cable Revolving Facility, its commercial paper program or a combination thereof.
     TWE’s 7.25% debentures due September 1, 2008 (aggregate principal amount of $600 million) matured and were retired on September 1, 2008.

TIME WARNER CABLE INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS
OF OPERATIONS AND FINANCIAL CONDITION—(Continued)
Cash Flows
     Cash and equivalents increased by $2.858 billion and $460 million for the nine months ended September 30, 2008 and 2007, respectively. Components of these changes are discussed below in more detail.
Operating Activities
     Details of cash provided by operating activities are as follows (in millions):

	Nine Months Ended
	September 30,
	2008	2007
OIBDA	$4,481	$4,179
Noncash loss on cable systems held for sale	45	—
Net interest payments(a)	(544)	(610)
Pension plan contributions	(176)	—
Noncash equity-based compensation	64	49
Net income taxes paid(b)	(30)	(199)
Merger-related and restructuring payments, net of accruals(c)	(3)	(10)
Net cash flows from discontinued operations(d)	—	43
All other, net, including working capital changes	27	(199)

Cash provided by operating activities	$3,864	$3,253

(a)	Amounts include interest income received of $31 million and $7 million for the nine months ended September 30, 2008 and 2007, respectively.
(b)	Amounts include income tax refunds received of $3 million and $6 million for the nine months ended September 30, 2008 and 2007, respectively.
(c)	Amounts include payments for merger-related and restructuring costs and payments for certain other merger-related liabilities, net of accruals.
(d)	Amounts reflect working capital-related adjustments.
     Cash provided by operating activities increased from $3.253 billion for the nine months ended September 30, 2007 to $3.864 billion for the nine months ended September 30, 2008. This increase was primarily related to an increase in OIBDA (primarily due to revenue growth, partially offset by increases in costs of revenues and selling, general and administrative expenses, as previously discussed), a change in working capital requirements, a decrease in net income tax payments and a decrease in net interest payments, partially offset by 2008 pension plan contributions and the absence in 2008 of cash flows from discontinued operations. The change in working capital requirements was primarily due to the timing of payments and collections of accounts receivable. The decrease in net income tax payments is primarily due to the impact of the Economic Stimulus Act of 2008, which was enacted in the first quarter of 2008 and provides for a bonus first year depreciation deduction of 50% of qualified property. The benefits of this legislation are applicable to certain of the Company’s capital expenditures and are expected to continue to reduce the Company’s net income tax payments during the fourth quarter of 2008.
     As of December 31, 2007, the Company’s funded defined benefit pension plans were fully funded. Between January 1, 2008 and October 31, 2008, the Company’s plan assets have experienced estimated market losses of approximately $400 million. The Company expects that the impact to the funded status of the defined benefit pension plans from these 2008 market losses will be at least partially offset by contributions made during the year and an expected increase in discount rates that will reduce the projected benefit obligation. The Company has made $175 million of discretionary cash contributions to its funded defined benefit pension plans during the nine months ended September 30, 2008 ($200 million through October 31, 2008) and, subject to market conditions and other considerations, the Company expects to make additional discretionary cash contributions totaling at least $50 million during November and December. Discount rates for purposes of calculating TWC’s projected benefit obligation are determined based on a hypothetical portfolio of high-quality bonds. In accordance with the accounting standards relating to pension accounting, the Company measures its projected benefit obligation annually, which is performed at the end of December. Each fifty basis point increase in the discount rate of 6.00% that was used to measure the projected benefit obligation as of December 31, 2007 would have resulted in an approximate $100 million reduction in the projected benefit obligation.

TIME WARNER CABLE INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS
OF OPERATIONS AND FINANCIAL CONDITION—(Continued)
Investing Activities
     Details of cash used by investing activities are as follows (in millions):

	Nine Months Ended
	September 30,
	2008	2007
Investments and acquisitions, net of cash acquired and distributions received:
The Reserve Fund	$(490)	$—
Distributions received from an investee(a)	—	47
Wireless Joint Venture(b)	(3)	(30)
All other	(32)	(57)
Capital expenditures	(2,582)	(2,415)
Other investing activities	12	7

Cash used by investing activities	$(3,095)	$(2,448)

(a)	Distributions received from an investee represent distributions received from Sterling Entertainment Enterprises, LLC (d/b/a SportsNet New York), an equity-method investee.
(b)
Included in cash used for the Wireless Joint Venture in 2007 is a contribution of $28 million to the Wireless Joint Venture to fund the Company’s share of a payment to Sprint to purchase Sprint’s interest in the Wireless Joint Venture for an amount equal to Sprint’s capital contributions.

     Cash used by investing activities increased from $2.448 billion for the nine months ended September 30, 2007 to $3.095 billion for the nine months ended September 30, 2008. This increase was principally due to the classification of the Company’s investment in The Reserve Fund as prepaid expenses and other current assets on the Company’s consolidated balance sheet as a result of the status of the investment (as discussed above), as well as an increase in capital expenditures, driven by greater penetration of digital video, high-speed data and Digital Phone services, and the absence in 2008 of distributions received from an investee. This increase was partially offset by decreased investment spending relating to the Company’s investment in the Wireless Joint Venture and other investments and acquisitions.
     TWC’s capital expenditures included the following major categories (in millions):

	Nine Months Ended
	September 30,
	2008	2007
Customer premise equipment(a)	$1,257	$1,126
Scalable infrastructure(b)	415	378
Line extensions(c)	253	261
Upgrades/rebuilds(d)	233	213
Support capital(e)	424	437

Total	$2,582	$2,415

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

(e)
Amounts represent all other capital purchases required to run day-to-day operations. These costs typically include vehicles, land and buildings, computer hardware/software, office equipment, furniture and fixtures, tools and test equipment. Amounts include capitalized software costs of $137 million and $125 million for the nine months ended September 30, 2008 and 2007, respectively.

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
Financing Activities
     Details of cash provided (used) by financing activities are as follows (in millions):

	Nine Months Ended
	September 30,
	2008	2007
Borrowings (repayments), net(a)	$(207)	$(1,001)
Borrowings	5,203	7,683
Repayments	(2,817)	(6,921)
Debt issuance costs	(87)	(28)
Other financing activities	(3)	(78)

Cash provided (used) by financing activities	$2,089	$(345)

(a)	Borrowings (repayments), net, reflects borrowings under the Company’s commercial paper program with original maturities of three months or less, net of repayments of such borrowings.
     Cash used by financing activities was $345 million for the nine months ended September 30, 2007 compared to cash provided by financing activities of $2.089 billion for the nine months ended September 30, 2008. Cash provided by financing activities for the nine months ended September 30, 2008 primarily included borrowings from the 2008 Bond Offering, partially offset by repayments under the Cable Revolving Facility and commercial paper program, repayment of matured long-term debt as previously discussed, and debt issuance costs relating to the 2008 Bond Offering and the 2008 Bridge Facility. Cash used by financing activities for the nine months ended September 30, 2007 included net repayments under the Company’s debt obligations and payments for other financing activities.
Free Cash Flow
     Reconciliation of Cash provided by operating activities to Free Cash Flow. The following table reconciles Cash provided by operating activities to Free Cash Flow (in millions):

	Nine Months Ended
	September 30,
	2008	2007
Cash provided by operating activities	$3,864	$3,253
Reconciling item:
Adjustments relating to the operating cash flow of discontinued operations	—	(43)

Cash provided by continuing operating activities	3,864	3,210
Add: Excess tax benefit from exercise of stock options	—	6
Less:
Capital expenditures	(2,582)	(2,415)
Partnership tax distributions, stock option distributions and principal payments on capital leases	(3)	(23)

Free Cash Flow	$1,279	$778

TIME WARNER CABLE INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS
OF OPERATIONS AND FINANCIAL CONDITION—(Continued)
     Free Cash Flow increased from $778 million for the nine months ended September 30, 2007 to $1.279 billion for the nine months ended September 30, 2008 primarily as a result of an increase in cash provided by continuing operating activities, partially offset by an increase in capital expenditures, as discussed above.
Outstanding Debt and Mandatorily Redeemable Preferred Equity and Available Financial Capacity
     Debt and mandatorily redeemable preferred equity as of September 30, 2008 and December 31, 2007 were as follows:

	Interest Rate at			Outstanding Balance as of
	September 30,			September 30,	December 31,
	2008		Maturity	2008	2007
				(in millions)
Bank credit agreements and commercial paper program(a)(b)	3.309	%(c)	2011	$3,045	$5,256
TWE notes and debentures(d)(e)	7.250	%(f)	2008	—	601
	10.150	%(f)	2012	264	267
	8.875	%(f)	2012	363	365
	8.375	%(f)	2023	1,039	1,040
	8.375	%(f)	2033	1,051	1,053
TWC notes and debentures	5.400	%(g)	2012	1,498	1,498
	6.200	%(g)	2013	1,497	—
	5.850	%(g)	2017	1,996	1,996
	6.750	%(g)	2018	1,998	—
	6.550	%(g)	2037	1,491	1,491
	7.300	%(g)	2038	1,496	—
TW NY Cable Preferred Membership Units	8.210%		2013	300	300
Capital leases and other				10	10

Total				$16,048	$13,877

(a)
TWC’s unused committed capacity was $12.604 billion as of September 30, 2008, reflecting $3.090 billion in cash and equivalents, $5.743 billion of available borrowing capacity under the Cable Revolving Facility and $3.771 billion of borrowing capacity under the 2008 Bridge Facility. TWC may not borrow any amounts under the 2008 Bridge Facility unless and until the Special Dividend is declared in connection with the Separation. TWC’s unused committed capacity was $3.881 billion as of December 31, 2007, reflecting $232 million in cash and equivalents and $3.649 billion of available borrowing capacity under the Cable Revolving Facility. TWC’s available borrowing capacity as of September 30, 2008 and December 31, 2007 reflect a reduction of $132 million and $135 million, respectively, for outstanding letters of credit backed by the Cable Revolving Facility.

(b)	Outstanding balance amount as of December 31, 2007 excludes an unamortized discount on commercial paper of $5 million (none as of September 30, 2008).
(c)	Rate represents a weighted-average interest rate.
(d)	Amounts include an unamortized fair value adjustment of $117 million and $126 million as of September 30, 2008 and December 31, 2007, respectively.
(e)
As of December 31, 2007, the Company classified $601 million of TWE 7.25% debentures due September 1, 2008 as long-term in the consolidated balance sheet to reflect management’s intent and ability to refinance the obligation on a long-term basis through the utilization of the Company’s unused committed capacity.

(f)	Rate represents the stated rate at original issuance. The effective weighted-average interest rate for the TWE notes and debentures in the aggregate is 7.80% at September 30, 2008.
(g)	Rate represents the stated rate at original issuance. The effective weighted-average interest rate for the TWC notes and debentures in the aggregate is 6.38% at September 30, 2008.
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

TIME WARNER CABLE INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS
OF OPERATIONS AND FINANCIAL CONDITION—(Continued)
Lending Commitments
     As noted above, as of September 30, 2008, TWC had $5.743 billion of available borrowing capacity under the Cable Revolving Facility and $3.771 billion of borrowing capacity under the 2008 Bridge Facility. TWC may not borrow any amounts under the 2008 Bridge Facility unless and until the Special Dividend is declared in connection with the Separation. The 2008 Bridge Facility consists of commitments of approximately $269 million from each of 14 institutions, consisting of affiliates of Bank of America, N.A., The Bank of Tokyo-Mitsubishi UFJ, LTD., Barclays Bank Plc, BNP Paribas Securities Corp., Citibank, N.A., Deutsche Bank AG, Fortis Bank SA/NV, Goldman Sachs Bank USA, Mizuho Corporate Bank, LTD., Morgan Stanley Bank, The Royal Bank of Scotland PLC, Sumitomo Mitsui Banking Corporation, UBS Loan Finance LLC and Wachovia Bank, National Association. These same financial institutions also comprise approximately 70% of the commitments under the Cable Revolving Facility. Recently, a number of these lenders have entered into agreements to acquire or to be acquired by other financial institutions. TWC believes that these transactions will not adversely affect the commitments under the 2008 Bridge Facility and the Cable Revolving Facility. The Company’s bank credit agreements do not contain borrowing restrictions due to material adverse changes in the Company’s business or market disruption. For a discussion of the terms of the Company’s bank credit agreements, see Note 8 to the Company’s consolidated financial statements included in the 2007 Form 10-K.
     In addition, Lehman Brothers Commercial Bank (“LBCB”) and Lehman Brothers Bank, FSB (“LBB”), subsidiaries of Lehman, are lenders under the 2008 Bridge Facility and the Cable Revolving Facility, respectively, with undrawn commitments of $269 million and $125 million, respectively.  On September 15, 2008, Lehman Brothers Holdings Inc. (“Lehman”) filed a petition under Chapter 11 of the U.S. Bankruptcy Code with the U.S. Bankruptcy Court for the Southern District of New York (the “Lehman Bankruptcy”).  TWC has not requested to borrow under either the 2008 Bridge Facility or the Cable Revolving Facility since the Lehman Bankruptcy, and neither LBCB nor LBB has been placed in receivership or a similar proceeding as of November 4, 2008. While the Company believes that LBCB and LBB are contractually obligated under the 2008 Bridge Facility and the Cable Revolving Facility, respectively, it is uncertain whether LBCB or LBB would fund its respective portion of any future borrowing requests or whether another lender might assume such commitments. Accordingly, the Company’s unused committed capacity as of September 30, 2008 excludes the undrawn commitments of LBCB and LBB. The Company believes that it continues to have sufficient liquidity to meet its needs for the foreseeable future, including payment of the Special Dividend, even if LBCB and/or LBB fails to fund its portion of any future borrowing requests.
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

TIME WARNER CABLE INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS
OF OPERATIONS AND FINANCIAL CONDITION—(Continued)
     The following table sets forth the calculation of the TW Leverage Ratio, as amended by the Separation Agreement, for the twelve months ended September 30, 2008 (in millions, except ratio):

Total debt as defined by the Shareholder Agreement, as amended	$10,788
TW NY Cable Preferred Membership Units	300
Six times annual rental expense	1,116

Total	$12,204

EBITDAR	$6,275

TW Leverage Ratio	1.94x

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
     Various factors could adversely affect the operations, business or financial results of TWC in the future and cause TWC’s actual results to differ materially from those contained in the forward-looking statements, including those factors discussed in detail in Item 1A, “Risk Factors,” in the 2007 Form 10-K and the June 2008 Form 10-Q, which should be read in conjunction with this report, and in TWC’s other filings made from time to time with the SEC after the date of this report. In addition, the Company operates in a highly competitive, consumer and technology-driven and rapidly changing business. The Company’s business is affected by government regulation, economic, strategic, political and social conditions, consumer response to new and existing products and services, technological developments and, particularly in view of new technologies, its continued ability to protect and secure any necessary intellectual property rights. TWC’s actual results could differ materially from management’s expectations because of changes in such factors.
     Further, lower than expected valuations associated with the Company’s cash flows and revenues may result in the Company’s inability to realize the value of recorded intangibles and goodwill. Additionally, achieving the Company’s financial objectives could be adversely affected by the factors discussed in detail in Item 1A, “Risk Factors,” in the 2007 Form 10-K and the June 2008 Form 10-Q, as well as:
•	a continuation of the current economic slowdown or further deterioration in the economy;

•	the impact of terrorist acts and hostilities;

•	changes in the Company’s plans, strategies and intentions;

•	the impacts of significant acquisitions, dispositions and other similar transactions, including the Company’s planned separation from Time Warner;

•	the failure to meet earnings expectations; and

•	any reduction in the Company's ability to access the capital markets for debt securities or bank financings, including as a result of current liquidity issues affecting the capital markets.

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
Changes in Internal Control Over Financial Reporting
     There have not been any changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2008 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

TIME WARNER CABLE INC.
CONSOLIDATED BALANCE SHEET
(Unaudited)

	September 30,	December 31,
	2008	2007
	(in millions)
ASSETS
Current assets:
Cash and equivalents	$3,090	$232
Receivables, less allowances of $92 million and $87 million as of September 30, 2008 and December 31, 2007, respectively	727	743
Receivables from affiliated parties	81	2
Deferred income tax assets	93	91
Prepaid expenses and other current assets	620	95

Total current assets	4,611	1,163
Investments	730	735
Property, plant and equipment, net	13,304	12,873
Intangible assets subject to amortization, net	549	719
Intangible assets not subject to amortization	38,906	38,925
Goodwill	2,101	2,117
Other assets	213	68

Total assets	$60,414	$56,600

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$403	$417
Deferred revenue and subscriber-related liabilities	157	164
Payables to affiliated parties	196	204
Accrued programming expense	524	509
Other current liabilities	1,323	1,237
Current liabilities of discontinued operations	—	5

Total current liabilities	2,603	2,536
Long-term debt	15,748	13,577
Mandatorily redeemable preferred equity membership units issued by a subsidiary	300	300
Deferred income tax liabilities, net	13,959	13,291
Long-term payables to affiliated parties	19	36
Other liabilities	385	430
Minority interests	1,811	1,724
Commitments and contingencies (Note 11)
Shareholders’ equity:
Class A common stock, $0.01 par value, 902 million shares issued and outstanding as of September 30, 2008 and December 31, 2007	9	9
Class B common stock, $0.01 par value, 75 million shares issued and outstanding as of September 30, 2008 and December 31, 2007	1	1
Paid-in-capital	19,478	19,411
Accumulated other comprehensive loss, net	(177)	(174)
Retained earnings	6,278	5,459

Total shareholders’ equity	25,589	24,706

Total liabilities and shareholders’ equity	$60,414	$56,600

See accompanying notes.

TIME WARNER CABLE INC.
CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
	(in millions, except per share data)		(in millions, except per share data)
Revenues:
Subscription:
Video	$2,639	$2,530	$7,878	$7,613
High-speed data	1,056	942	3,082	2,760
Voice	421	308	1,184	857

Total Subscription	4,116	3,780	12,144	11,230
Advertising	224	221	654	636

Total revenues(a)	4,340	4,001	12,798	11,866
Costs and expenses:
Costs of revenues(a)(b)	2,072	1,890	6,097	5,645
Selling, general and administrative(a)(b)	706	679	2,161	2,022
Depreciation	700	683	2,123	2,001
Amortization	66	64	196	207
Loss on cable systems held for sale	—	—	45	—
Merger-related and restructuring costs	8	4	14	20

Total costs and expenses	3,552	3,320	10,636	9,895

Operating Income	788	681	2,162	1,971
Interest expense, net	(229)	(227)	(647)	(681)
Income (loss) from equity investments, net	2	(3)	12	4
Minority interest expense, net	(57)	(38)	(144)	(117)
Other income (expense), net	—	1	(13)	144

Income before income taxes	504	414	1,370	1,321
Income tax provision	(203)	(166)	(550)	(525)

Net income	$301	$248	$820	$796

Basic net income per common share	$0.31	$0.25	$0.84	$0.81

Average basic common shares outstanding	977.0	976.9	976.9	976.9

Diluted net income per common share	$0.31	$0.25	$0.84	$0.81

Average diluted common shares outstanding	978.2	977.5	977.7	977.2

(a)	Includes the following income (expenses) resulting from transactions with related companies:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
	(in millions)		(in millions)
Revenues	$11	$6	$18	$15
Costs of revenues	(268)	(249)	(807)	(776)
Selling, general and administrative	(4)	(4)	(11)	(12)

(b)	Costs of revenues and selling, general and administrative expenses exclude depreciation.
See accompanying notes.

TIME WARNER CABLE INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	September 30,
	2008	2007
	(in millions)
OPERATING ACTIVITIES
Net income	$820	$796
Adjustments for noncash and nonoperating items:
Depreciation and amortization	2,319	2,208
Pretax gain on sale of 50% equity interest in the Houston Pool of TKCCP	—	(146)
Pretax gain on sale of cost-method investment	(9)	—
Pretax loss on cable systems held for sale	45	—
(Income) loss from equity investments, net of cash distributions	(4)	13
Pretax impairment loss on equity-method investment	8	—
Minority interest expense, net	144	117
Deferred income taxes	601	225
Equity-based compensation	64	49
Changes in operating assets and liabilities, net of acquisitions:
Receivables	6	5
Accounts payable and other liabilities	(47)	(65)
Other changes	(83)	8
Adjustments relating to discontinued operations	—	43

Cash provided by operating activities	3,864	3,253

INVESTING ACTIVITIES
Investments and acquisitions, net of cash acquired and distributions received	(525)	(40)
Capital expenditures	(2,582)	(2,415)
Proceeds from sale of cost-method investment	9	—
Proceeds from disposal of property, plant and equipment	3	7

Cash used by investing activities	(3,095)	(2,448)

FINANCING ACTIVITIES
Borrowings (repayments), net(a)	(207)	(1,001)
Borrowings(b)	5,203	7,683
Repayments(b)	(2,817)	(6,921)
Debt issuance costs	(87)	(28)
Excess tax benefit from exercise of stock options	—	6
Principal payments on capital leases	—	(3)
Distributions to owners, net	(3)	(20)
Other	—	(61)

Cash provided (used) by financing activities	2,089	(345)

INCREASE IN CASH AND EQUIVALENTS	2,858	460
CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	232	51

CASH AND EQUIVALENTS AT END OF PERIOD	$3,090	$511

(a)	Borrowings (repayments), net, reflects borrowings under the Company’s commercial paper program with original maturities of three months or less, net of repayments of such borrowings.
(b)	Amounts represent borrowings and repayments related to debt instruments with original maturities greater than three months.
See accompanying notes.

TIME WARNER CABLE INC.
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(Unaudited)

	Nine Months Ended
	September 30,
	2008	2007
	(in millions)
BALANCE AT BEGINNING OF PERIOD	$24,706	$23,564
Net income	820	796
Other comprehensive income	(3)	7

Comprehensive income	817	803
Impact of adopting new accounting pronouncements(a)	(1)	(34)
Equity-based compensation	64	49
Allocations from Time Warner and other, net	3	18

BALANCE AT END OF PERIOD	$25,589	$24,400

(a)
The amounts relate to the impact of adopting the provisions of Emerging Issues Task Force (“EITF”) Issue No. 06-10, Accounting for Collateral Assignment Split-Dollar Life Insurance Arrangements, of $(1) million for the nine months ended September 30, 2008, and EITF Issue No. 06-2, Accounting for Sabbatical Leave and Other Similar Benefits, of $(37) million, partially offset by the impact of adopting the provisions of Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109, of $3 million for the nine months ended September 30, 2007.

See accompanying notes.

TIME WARNER CABLE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION
Description of Business
     Time Warner Cable Inc. (together with its subsidiaries, “TWC” or the “Company”) is the second-largest cable operator in the U.S., with technologically advanced, well-clustered systems located mainly in five geographic areas — New York State (including New York City), the Carolinas, Ohio, southern California (including Los Angeles) and Texas. As of September 30, 2008, TWC served approximately 14.7 million customers who subscribed to one or more of its video, high-speed data and voice services, representing approximately 34.2 million revenue generating units.
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
     TWC principally offers three services — video, high-speed data and voice — over its broadband cable systems. TWC markets its services separately and in “bundled” packages of multiple services and features. As of September 30, 2008, 53% of TWC’s customers subscribed to two or more of its primary services, including 20% of its customers who subscribed to all three primary services. Historically, TWC has focused primarily on residential customers, while also selling video, high-speed data and networking and transport services to commercial customers. During 2007, TWC also began selling voice services to small- and medium-sized businesses as part of an increased emphasis on its commercial business. In addition, TWC earns revenues by selling advertising time to national, regional and local customers.
     Video is TWC’s largest service in terms of revenues generated and, as of September 30, 2008, TWC had approximately 13.3 million basic video subscribers, of which approximately 8.6 million subscribed to TWC’s digital video service. Although providing video services is a competitive and highly penetrated business, TWC continues to increase video revenues through the offering of advanced digital video services, as well as through price increases and digital video subscriber growth. TWC’s digital video subscribers provide a broad base of potential customers for additional services.
     As of September 30, 2008, TWC had approximately 8.3 million residential high-speed data subscribers. TWC also offers commercial high-speed data services and had 295,000 commercial high-speed data subscribers as of September 30, 2008.
     As of September 30, 2008, TWC had approximately 3.6 million residential Digital Phone subscribers. TWC rolled out Business Class Phone, a commercial Digital Phone service, to small- and medium-sized businesses during 2007 in the majority of its systems and has nearly completed the roll-out in the remainder of its systems during the first nine months of 2008. As of September 30, 2008, TWC had 23,000 commercial Digital Phone subscribers.

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
Reclassifications
     Certain reclassifications have been made to the prior year’s financial information to conform to the September 30, 2008 presentation.
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
Investment in The Reserve Fund
     The Company invests its cash and equivalents in a combination of money market, government and treasury funds, as well as bank certificates of deposit, in accordance with the Company’s investment policy of diversifying its investments and limiting the amount of its investments in a single entity or fund. Consistent with the foregoing, the Company invested a portion of the cash proceeds of the 2008 Bond Offering (as defined below) in The Reserve Fund’s Primary Fund (“The Reserve Fund”). On the

TIME WARNER CABLE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
morning of September 15, 2008, the Company requested a full redemption of its $490 million investment in The Reserve Fund, but the redemption request was not honored. On September 22, 2008, The Reserve Fund announced that redemptions of shares were suspended pursuant to an SEC order requested by The Reserve Fund so that an orderly liquidation could be effected. On October 31, 2008, the Company received $249 million from The Reserve Fund representing its pro rata share of a partial distribution. The Company has not been informed as to when the remaining amount will be returned. However, the Company believes its remaining receivable is recoverable and will be distributed in the next twelve months as The Reserve Fund’s investments mature. As a result of the status of The Reserve Fund, the Company has classified the $490 million receivable from The Reserve Fund as of September 30, 2008 as prepaid expenses and other current assets on the Company’s consolidated balance sheet and within investments and acquisitions, net of cash acquired and distributions received, on the Company’s consolidated statement of cash flows.
Net Income per Common Share
     Basic net income per common share is computed by dividing net income by the weighted average of common shares outstanding during the period. Weighted-average common shares include shares of Class A common stock and Class B common stock. Diluted net income per common share adjusts basic net income per common share for the effects of stock options and restricted stock units only in the periods in which such effect is dilutive. Set forth below is a reconciliation of basic and diluted net income per common share (in millions, except per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Net income	$301	$248	$820	$796

Average common shares outstanding—basic	977.0	976.9	976.9	976.9
Dilutive effect of equity awards	1.2	0.6	0.8	0.3

Average common shares outstanding—diluted	978.2	977.5	977.7	977.2

Net income per common share:
Basic	$0.31	$0.25	$0.84	$0.81

Diluted	$0.31	$0.25	$0.84	$0.81

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

TIME WARNER CABLE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
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
Recent Accounting Standards Not Yet Adopted
Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities
     In June 2008, the FASB issued Staff Position (“FSP”) EITF Issue No. 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (“FSP EITF 03-6-1”), in which the FASB concluded that all outstanding unvested share-based payment awards that contain rights to nonforfeitable dividends (such as restricted stock units granted by the Company) are considered participating securities. Because the awards are considered participating securities, the issuing entity is required to apply the two-class method of computing basic and diluted earnings per share. The provisions of FSP EITF 03-6-1 will be effective for TWC on January 1, 2009 and will be applied retrospectively to all prior-period earnings per share computations. The adoption of FSP EITF 03-6-1 is not expected to have a material impact on earnings per share amounts in prior periods.
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
Noncontrolling Interests
     In December 2007, the FASB issued Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51 (“FAS 160”). The provisions of FAS 160 establish accounting and reporting standards for the noncontrolling interest in a subsidiary including the accounting treatment upon the deconsolidation of a subsidiary. The provisions of FAS 160 will be effective for TWC on January 1, 2009 and will be applied prospectively, except for the presentation of the noncontrolling interests, which for all prior periods will be reclassified to equity in the consolidated balance sheet and

TIME WARNER CABLE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
adjusted out of net income in the consolidated statement of operations. The Company is currently evaluating the impact the provisions of FAS 160 will have on the Company’s consolidated financial statements.
3. SEPARATION FROM TIME WARNER
     On May 20, 2008, TWC and its subsidiaries, TWE and TW NY, entered into the Separation Agreement with Time Warner and its subsidiaries, WCI, Historic TW and ATC. TWC’s separation from Time Warner will take place through a series of related transactions, the occurrence of each of which is a condition to the next. First, Time Warner will complete certain internal restructuring transactions. Next, following the satisfaction or waiver of certain conditions, including those described below, Historic TW will transfer its 12.43% non-voting common stock interest in TW NY to TWC in exchange for 80 million newly issued shares of TWC’s Class A common stock (the “TW NY Exchange”). Following the TW NY Exchange, Time Warner will complete certain additional restructuring steps that will make Time Warner the direct owner of all shares of TWC’s Class A common stock and Class B common stock previously held by its subsidiaries (all of Time Warner’s restructuring transaction steps being referred to collectively as the “TW Internal Restructuring”). Upon completion of the TW Internal Restructuring, TWC’s board of directors or a committee thereof will declare a special cash dividend to holders of TWC’s outstanding Class A common stock and Class B common stock, including Time Warner, in an amount equal to $10.27 per share (aggregating $10.855 billion) (the “Special Dividend”). The Special Dividend will be paid prior to the completion of TWC’s separation from Time Warner. Following the receipt by Time Warner of the Special Dividend, TWC will file with the Secretary of State of the State of Delaware an amended and restated certificate of incorporation, pursuant to which, among other things, each outstanding share of TWC Class A common stock (including any shares of Class A common stock issued in the TW NY Exchange) and TWC Class B common stock will automatically be converted into one share of common stock, par value $.01 per share (the “TWC Common Stock”) (the “Recapitalization”). Once the TW NY Exchange, the TW Internal Restructuring, the payment of the Special Dividend and the Recapitalization have been completed, TWC’s separation from Time Warner (the “Separation”) will proceed in the form of either a pro rata dividend of all shares of TWC Common Stock held by Time Warner to holders of Time Warner’s common stock or through the consummation by Time Warner of an exchange offer of shares of TWC Common Stock for shares of Time Warner’s common stock. If the Separation is effected as an exchange offer, after consummation of the exchange offer, Time Warner will distribute to its stockholders, as a pro rata dividend, any TWC Common Stock that it continues to hold. The distribution by Time Warner of all shares of TWC Common Stock held by Time Warner to its stockholders as (a) a pro rata dividend, (b) an exchange offer or (c) a combination thereof is referred to as the “Distribution.” The Separation, the TW NY Exchange, the TW Internal Restructuring, the Special Dividend, the Recapitalization and the Distribution collectively are referred to as the “Separation Transactions.”
     The Special Dividend generally will constitute a dividend for United States federal income tax purposes to the extent paid from TWC’s current or accumulated earnings and profits (“e&p”), as determined under United States federal income tax principles. Distributions in excess of e&p generally will constitute a return of capital that will be applied against and reduce (but not below zero) a stockholder’s adjusted tax basis in TWC Class A and Class B common stock. Any remaining excess will be treated as a gain as if realized on the sale or other disposition of the stock. The Company currently expects that between 35% and 40% of the Special Dividend paid to the public stockholders would be taxed as a dividend. The remainder of the distribution would be characterized as a return of capital (to the extent of the stockholder’s adjusted tax basis) and thereafter as a gain realized on the sale or other disposition of the stock. The foregoing estimate assumes that the Special Dividend is paid on December 31, 2008 and may change depending upon a number of factors, including completion of an ongoing e&p study, actual financial/tax results and the timing of the Special Dividend. The Company can make no assurances as to the tax treatment of the Special Dividend and stockholders should consult their own tax advisors on such tax treatment.

TIME WARNER CABLE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
     Time Warner has the sole discretion, after consultation with TWC, to determine whether the Separation will be effected as a pro rata dividend or through an exchange offer with its stockholders, which decision has not yet been made.
     The Separation Agreement contains customary covenants, and consummation of the Separation Transactions is subject to customary closing conditions, including customary regulatory reviews and local franchise approvals, the receipt by Time Warner of a private letter ruling from the Internal Revenue Service indicating that the Separation Transactions will generally qualify as tax-free for Time Warner and Time Warner’s stockholders, the receipt of certain tax opinions and the entry into the 2008 Bridge Facility and the Supplemental Facility (each as defined in Note 4). Time Warner and TWC expect the Separation Transactions to be consummated by early 2009.
4. DEBT AND MANDATORILY REDEEMABLE PREFERRED EQUITY
     Debt and mandatorily redeemable preferred equity as of September 30, 2008 and December 31, 2007 were as follows:

		Interest Rate at			Outstanding Balance as of
	Face	September 30,			September 30,	December 31,
	Amount	2008		Maturity	2008	2007
					(in millions)
Bank credit agreements and commercial paper program(a)(b)		3.309	%(c)	2011	$3,045	$5,256
TWE notes and debentures(d)(e)	$600	7.250	%(f)	2008	—	601
	250	10.150	%(f)	2012	264	267
	350	8.875	%(f)	2012	363	365
	1,000	8.375	%(f)	2023	1,039	1,040
	1,000	8.375	%(f)	2033	1,051	1,053
TWC notes and debentures	1,500	5.400	%(g)	2012	1,498	1,498
	1,500	6.200	%(g)	2013	1,497	—
	2,000	5.850	%(g)	2017	1,996	1,996
	2,000	6.750	%(g)	2018	1,998	—
	1,500	6.550	%(g)	2037	1,491	1,491
	1,500	7.300	%(g)	2038	1,496	—
TW NY Cable Preferred Membership Units	300	8.210%		2013	300	300
Capital leases and other					10	10

Total					$16,048	$13,877

(a)
TWC’s unused committed capacity was $12.604 billion as of September 30, 2008, reflecting $3.090 billion in cash and equivalents, $5.743 billion of available borrowing capacity under the Cable Revolving Facility and $3.771 billion of borrowing capacity under the 2008 Bridge Facility. TWC may not borrow any amounts under the 2008 Bridge Facility unless and until the Special Dividend is declared in connection with the Separation. TWC’s unused committed capacity was $3.881 billion as of December 31, 2007, reflecting $232 million in cash and equivalents and $3.649 billion of available borrowing capacity under the Cable Revolving Facility. TWC’s available borrowing capacity as of September 30, 2008 and December 31, 2007 reflect a reduction of $132 million and $135 million, respectively, for outstanding letters of credit backed by the Cable Revolving Facility.

(b)	Outstanding balance amount as of December 31, 2007 excludes an unamortized discount on commercial paper of $5 million (none as of September 30, 2008).
(c)	Rate represents a weighted-average interest rate.
(d)	Amounts include an unamortized fair value adjustment of $117 million and $126 million as of September 30, 2008 and December 31, 2007, respectively.
(e)
As of December 31, 2007, the Company classified $601 million of TWE 7.25% debentures due September 1, 2008 as long-term in the consolidated balance sheet to reflect management’s intent and ability to refinance the obligation on a long-term basis through the utilization of the Company’s unused committed capacity. TWE’s 7.25% debentures due September 1, 2008 (aggregate principal amount of $600 million) matured and were retired.

(f)	Rate represents the stated rate at original issuance. The effective weighted-average interest rate for the TWE notes and debentures in the aggregate is 7.80% at September 30, 2008.
(g)	Rate represents the stated rate at original issuance. The effective weighted-average interest rate for the TWC notes and debentures in the aggregate is 6.38% at September 30, 2008.

TIME WARNER CABLE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
     Refer to the 2007 Form 10-K for further details regarding the Company’s outstanding debt and mandatorily redeemable preferred equity and other financing arrangements entered into prior to 2008, including certain information about maturities, covenants, rating triggers and bank credit agreement leverage ratios relating to such debt and financing arrangements.
Lending Commitments
     As noted above, as of September 30, 2008, TWC had $5.743 billion of available borrowing capacity under the Cable Revolving Facility and $3.771 billion of borrowing capacity under the 2008 Bridge Facility. TWC may not borrow any amounts under the 2008 Bridge Facility unless and until the Special Dividend is declared in connection with the Separation. The 2008 Bridge Facility consists of commitments of approximately $269 million from each of 14 institutions, consisting of affiliates of Bank of America, N.A., The Bank of Tokyo-Mitsubishi UFJ, LTD., Barclays Bank Plc, BNP Paribas Securities Corp., Citibank, N.A., Deutsche Bank AG, Fortis Bank SA/NV, Goldman Sachs Bank USA, Mizuho Corporate Bank, LTD., Morgan Stanley Bank, The Royal Bank of Scotland PLC, Sumitomo Mitsui Banking Corporation, UBS Loan Finance LLC and Wachovia Bank, National Association. These same financial institutions also comprise approximately 70% of the commitments under the Cable Revolving Facility. Recently, a number of these lenders have entered into agreements to acquire or to be acquired by other financial institutions. TWC believes that these transactions will not adversely affect the commitments under the 2008 Bridge Facility and the Cable Revolving Facility. The Company’s bank credit agreements do not contain borrowing restrictions due to material adverse changes in the Company’s business or market disruption.
     In addition, Lehman Brothers Commercial Bank (“LBCB”) and Lehman Brothers Bank, FSB (“LBB”), subsidiaries of Lehman, are lenders under the 2008 Bridge Facility and the Company’s $6.0 billion senior unsecured five-year revolving credit facility (the “Cable Revolving Facility”), respectively, with undrawn commitments of $269 million and $125 million, respectively. On September 15, 2008, Lehman Brothers Holdings Inc. (“Lehman”) filed a petition under Chapter 11 of the U.S. Bankruptcy Code with the U.S. Bankruptcy Court for the Southern District of New York (the “Lehman Bankruptcy”). TWC has not requested to borrow under either the 2008 Bridge Facility or the Cable Revolving Facility since the Lehman Bankruptcy, and neither LBCB nor LBB has been placed in receivership or a similar proceeding as of November 4, 2008. While the Company believes that LBCB and LBB are contractually obligated under the 2008 Bridge Facility and the Cable Revolving Facility, respectively, it is uncertain whether LBCB or LBB would fund its respective portion of any future borrowing requests or whether another lender might assume such commitments. Accordingly, the Company’s unused committed capacity as of September 30, 2008 excludes the undrawn commitments of LBCB and LBB. The Company believes that it continues to have sufficient liquidity to meet its needs for the foreseeable future, including payment of the Special Dividend, even if LBCB and/or LBB fails to fund its portion of any future borrowing requests.
2008 Bond Offering
     On June 16, 2008, TWC filed a shelf registration statement on Form S-3 (the “Shelf Registration Statement”) with the Securities and Exchange Commission that allows TWC to offer and sell from time to time senior and subordinated debt securities and debt warrants. On June 19, 2008, TWC issued $5.0 billion in aggregate principal amount of senior unsecured notes and debentures under the Shelf Registration Statement (the “2008 Bond Offering”), consisting of $1.5 billion principal amount of 6.20% notes due 2013 (the “2013 Notes”), $2.0 billion principal amount of 6.75% notes due 2018 (the “2018 Notes”) and $1.5 billion principal amount of 7.30% debentures due 2038 (the “2038 Debentures” and, together with the 2013 Notes and the 2018 Notes, the “2008 Debt Securities”). The Company expects to use the net proceeds of $4.963 billion from this issuance to finance, in part, the Special Dividend. If the Separation is not consummated and the Special Dividend is not paid, the Company will use the net proceeds from the issuance of the 2008 Debt Securities for general corporate purposes, including repayment of indebtedness. Pending the payment of the Special Dividend, a portion of the net proceeds of the 2008 Bond Offering was

TIME WARNER CABLE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
used to repay variable-rate debt with lower interest rates and the remainder was invested in accordance with the Company’s investment policy. The 2008 Debt Securities are guaranteed by TWE and TW NY (the “Guarantors”).
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
The 2008 Bridge Facility
     In addition to issuing the 2008 Debt Securities described above, on June 30, 2008, the Company entered into a credit agreement with certain financial institutions for a senior unsecured term loan facility in an aggregate principal amount of $9.0 billion with an initial maturity date that is 364 days after the borrowing date (the “2008 Bridge Facility”) in order to finance, in part, the Special Dividend. Subject to certain limited exceptions, to the extent the Company incurs debt (other than an incurrence of debt under the Cable Revolving Facility and its existing commercial paper program), issues equity securities or completes asset sales prior to drawing on the 2008 Bridge Facility, the commitments of the lenders under the 2008 Bridge Facility will be reduced by an amount equal to the net cash proceeds from any such incurrence, issuance or sale. As a result of the 2008 Bond Offering, the amount of the commitments of the lenders under the 2008 Bridge Facility was reduced to $4.040 billion. As discussed above, the Company is not certain whether LBCB will fund its $269 million in commitments under the 2008 Bridge Facility, and, therefore, the Company has included only $3.771 billion of commitments under the 2008 Bridge Facility in its unused committed capacity as of September 30, 2008. The Company may elect to extend the maturity date of the loans outstanding under the 2008 Bridge Facility for an additional year. In the event the Company borrows any amounts under the 2008 Bridge Facility, subject to certain limited exceptions, the Company is required to use the net cash proceeds from any subsequent incurrence of debt (other than an incurrence of debt under the Cable Revolving Facility and its existing commercial paper program), issuance of equity securities and asset sale to prepay amounts outstanding under the 2008 Bridge Facility. The Company may prepay amounts outstanding under the 2008 Bridge Facility at any time without penalty or premium, subject to minimum amounts. TWC may not borrow any amounts under the 2008 Bridge Facility unless and until the Special Dividend is declared in connection with the Separation.
     TWC’s obligations under the 2008 Bridge Facility are guaranteed by TWE and TW NY. Amounts outstanding under the 2008 Bridge Facility will bear interest at a rate equal to LIBOR plus an applicable

TIME WARNER CABLE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
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
The Supplemental Facility
     In May 2008, Time Warner (as lender) committed to lend TWC (as borrower) up to an aggregate principal amount of $3.5 billion under a two-year senior unsecured supplemental term loan facility (the “Supplemental Facility”). TWC may borrow under the Supplemental Facility at the final maturity of the 2008 Bridge Facility to repay amounts then outstanding under the 2008 Bridge Facility, if any. As a result of the 2008 Bond Offering, Time Warner’s original commitment under the Supplemental Facility was reduced by $980 million to $2.520 billion. TWC’s obligations under the Supplemental Facility will be guaranteed by TWE and TW NY.
     Time Warner’s commitment under the Supplemental Facility will be further reduced by (i) 50% of any additional amounts by which the commitments under the 2008 Bridge Facility are further reduced by the net cash proceeds of subsequent issuances of debt or equity or certain asset sales by the Company prior to the Company’s borrowing under the 2008 Bridge Facility and (ii) the amount by which borrowing availability under the Cable Revolving Facility exceeds $2.0 billion on the date of borrowing under the Supplemental Facility. After the date of borrowing under the Supplemental Facility, subject to certain limited exceptions, TWC is required to use the net cash proceeds from any incurrence of debt (other than an incurrence of debt under the Cable Revolving Facility and its existing commercial paper program), issuance of equity securities and asset sale to prepay amounts outstanding under the Supplemental Facility. In addition, (i) on any date on which the commitments under the Cable Revolving Facility are increased in excess of the current $6.0 billion amount or (ii) on the last day of each fiscal quarter on which availability under the Cable Revolving Facility exceeds $2.0 billion, TWC must use 100% of the excess amounts to prepay amounts outstanding under the Supplemental Facility. TWC may prepay amounts outstanding under the Supplemental Facility at any time without penalty or premium, subject to minimum amounts.
Debt Issuance Costs
     For the nine months ended September 30, 2008, the Company capitalized debt issuance costs of $87 million in connection with the 2008 Bridge Facility and the 2008 Bond Offering. For the nine months ended September 30, 2007, the Company capitalized debt issuance costs of $28 million in connection with the $5.0 billion in aggregate principal amount of senior unsecured notes and debentures issued on April 9, 2007. These capitalized costs are amortized over the term of the related debt instrument and are included as a component of interest expense. For the nine months ended September 30, 2008, the Company expensed $33 million of debt issuance costs due primarily to the reduction of the commitments under the 2008 Bridge Facility as a result of the 2008 Bond Offering, which is included as a component of interest expense, net, in the consolidated statement of operations.

TIME WARNER CABLE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
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
     The impairment test was performed on a basis consistent with the analysis performed as of December 31, 2007. In performing goodwill impairment testing, the Company determines the fair value of each reporting unit by using two valuation techniques: a discounted cash flow (“DCF”) analysis and a market-based approach. The Company determines the fair value of the cable franchise rights of a reporting unit using a DCF valuation analysis. A DCF valuation requires the exercise of significant judgments, including judgments about appropriate discount rates based on the assessment of risks inherent in the projected future cash flows and the amount and timing of expected future cash flows, including expected cash flows beyond the Company’s current long-term business planning period. In assessing the reasonableness of its determined fair values, the Company evaluates its results against other value indicators such as comparable company public trading values, research analyst estimates and values observed in private market transactions.
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
     The Company has concluded that an interim impairment test is not required as of September 30, 2008. However, economic conditions currently affecting the U.S. economy and recent declines in TWC’s stock price may have a negative impact on the fair values of the Company’s franchise intangibles and reporting units, which may result in the Company recognizing an impairment when the Company performs its annual test during the fourth quarter of 2008.
6. SALE OF CERTAIN CABLE SYSTEMS
     In June 2008, the Company entered into an agreement to sell a group of small cable systems, serving approximately 80,000 basic video subscribers and approximately 125,000 revenue generating units as of September 30, 2008, located in areas outside of the Company’s core geographic clusters. The sale price is approximately $53 million, subject to certain adjustments. The Company expects the sale of these cable systems will close during the fourth quarter of 2008, subject to obtaining customary regulatory approvals. The Company does not expect that the sale of these systems will have a material impact on the Company’s future financial results; however, as a result of a probable loss on the sale of these systems, the Company recorded a pretax impairment loss of $45 million during the second quarter of 2008.

TIME WARNER CABLE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
7. JOINT VENTURES
Sprint/Clearwire Joint Venture
     In May 2008, TWC, Intel Corporation, Google Inc., Comcast Corporation (together with its subsidiaries, “Comcast”) and Bright House Networks, LLC entered into agreements to collectively invest $3.2 billion in a wireless communications joint venture (the “Sprint/Clearwire Joint Venture”), which is expected to be formed by Sprint Nextel Corporation (“Sprint”) and Clearwire Corporation (“Clearwire”). TWC’s share of such investment is expected to be approximately $550 million, which it expects to fund with cash on hand, borrowings under the Cable Revolving Facility, its commercial paper program or a combination thereof. Once formed, the Sprint/Clearwire Joint Venture will be focused on deploying the first nationwide fourth-generation wireless network to provide mobile broadband services to wholesale and retail customers. In connection with its anticipated investment in the Sprint/Clearwire Joint Venture, TWC has entered into a wholesale agreement with Sprint that allows TWC to offer wireless services utilizing Sprint’s 2G/3G network. Upon closing, TWC also expects to enter into a wholesale agreement with the Sprint/Clearwire Joint Venture that would allow TWC to offer wireless services utilizing the Sprint/Clearwire Joint Venture’s broadband wireless network. The closing of these transactions, which is expected to occur by the end of 2008, is subject to certain closing conditions. There can be no assurance that the formation of the Sprint/Clearwire Joint Venture will be completed, or, if completed, that the Sprint/Clearwire Joint Venture would successfully finance and deploy a nationwide mobile broadband network. If completed, the Company’s investment in the Sprint/Clearwire Joint Venture would be accounted for under the equity method of accounting. The Company expects that the Sprint/Clearwire Joint Venture would incur losses in its early periods of operation.
Wireless Joint Venture
     TWC is a participant in a wireless spectrum joint venture with several other cable companies (the “Wireless Joint Venture”) that holds 137 advanced wireless spectrum (“AWS”) licenses. These licenses cover 20 MHz of AWS in about 90% of the continental United States and Hawaii. The Federal Communications Commission awarded these licenses to the Wireless Joint Venture on November 20, 2006. Under certain circumstances, the members of the Wireless Joint Venture have the ability to exit the venture and receive from the venture, subject to certain limitations and adjustments, AWS licenses covering the areas in which they provide cable services. On October 24, 2008, the Wireless Joint Venture agreed to redeem the 10.9% interest held by an affiliate of Cox Communications, Inc. (“Cox”). Under the agreement, the closing of which is subject to receipt of customary regulatory approvals, Cox will exit the Wireless Joint Venture and receive AWS licenses, principally covering areas in which Cox provides cable services, and a cash payment of $70 million. Following the closing of the Cox transaction, the Wireless Joint Venture’s AWS licenses would cover over 80% of the continental United States and Hawaii. TWC expects to contribute approximately $22 million to the Wireless Joint Venture during the fourth quarter of 2008 or early 2009 to fund its share of the payment to Cox.
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

TIME WARNER CABLE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
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
     In connection with the Separation Transactions, and as provided for in Time Warner’s equity plans, Time Warner contemplates that the number of Time Warner stock options and RSUs outstanding at the Separation and the exercise prices of such stock options will be adjusted to maintain the fair value of those awards. The changes in the number and the exercise prices of equity awards will be determined by comparing the fair value of such awards immediately prior to the Separation Transactions to the fair value of such awards immediately after the Separation Transactions. The modifications to the outstanding equity awards will be made pursuant to existing antidilution provisions in Time Warner’s equity plans.
     Under the terms of Time Warner’s equity plans and related award agreements, as a result of the Separation, TWC employees who hold Time Warner equity awards will be treated as if their employment with Time Warner had been terminated without cause at the time of the Separation. This treatment will result in the forfeiture of unvested stock options and shortened exercise periods for vested stock options and pro rata vesting of the next installment of (and forfeiture of the remainder of) the RSU awards for those TWC employees who do not satisfy retirement-treatment eligibility provisions in the Time Warner equity plans and related award agreements. TWC plans to grant “make-up” TWC equity awards or make cash payments to TWC employees that are generally intended to offset any loss of economic value in Time Warner equity awards as a result of the Separation.
TWC Equity Plan
     The Time Warner Cable Inc. 2006 Stock Incentive Plan (the “2006 Plan”) provides for the issuance of up to 100 million shares of TWC Class A common stock to directors, employees and certain non-employee advisors of TWC. Stock options have been granted under the 2006 Plan with exercise prices equal to the fair market value of TWC Class A common stock at the date of grant. Generally, the stock options vest ratably over a four-year vesting period and expire ten years from the date of grant. Certain stock option awards provide for accelerated vesting upon an election to retire pursuant to TWC’s defined benefit retirement plans or after reaching a specified age and years of service. For the nine months ended

TIME WARNER CABLE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
September 30, 2008, TWC granted approximately 4.8 million stock options at a weighted-average grant date fair value of $10.26 ($6.16, net of tax) per option. For the nine months ended September 30, 2007, TWC granted approximately 2.9 million stock options at a weighted-average grant date fair value of $13.33 ($8.00, net of tax) per option. The table below presents the weighted-average values of the assumptions used to value TWC stock options at their grant date for the nine months ended September 30, 2008 and 2007.

	Nine Months Ended
	September 30,
	2008	2007
Expected volatility	30.0%	24.1%
Expected term to exercise from grant date	6.51 years	6.59 years
Risk-free rate	3.2%	4.7%
Expected dividend yield	0.0%	0.0%
     Pursuant to the 2006 Plan, the Company also granted RSU awards, which generally vest over a four-year period from the date of grant. Certain RSU awards provide for accelerated vesting upon an election to retire pursuant to TWC’s defined benefit retirement plans or after reaching a specified age and years of service. Shares of TWC Class A common stock will generally be issued in connection with the vesting of an RSU. RSUs awarded to non-employee directors are not subject to vesting restrictions and the shares underlying the RSUs will be issued in connection with a director’s termination of service as a director. For the nine months ended September 30, 2008, TWC granted approximately 2.9 million RSUs at a weighted-average grant date fair value of $27.57 per RSU. For the nine months ended September 30, 2007, TWC granted approximately 2.1 million RSUs at a weighted-average grant date fair value of $37.07 per RSU.
     In connection with the Special Dividend, and as provided for in the Company’s equity plans and related award agreements, the number and the exercise prices of outstanding TWC stock options will be adjusted to maintain the fair value of those awards. The changes in the number of shares subject to options and exercise prices will be determined by comparing the fair value of such awards immediately prior to the Special Dividend to the fair value of such awards immediately after the Special Dividend. The modifications to the outstanding equity awards will be made pursuant to existing antidilution provisions in TWC’s equity plans and related award agreements.
Equity-based Compensation Expense
     Compensation expense and the related tax benefit recognized for Time Warner and TWC equity-based compensation plans for the three and nine months ended September 30, 2008 and 2007 is as follows (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Time Warner Equity Plans:
Compensation cost recognized:
Stock options	$2	$4	$7	$12
Restricted stock and restricted stock units	—	—	1	1

Total impact on Operating Income	$2	$4	$8	$13

Tax benefit recognized	$1	$2	$3	$6

TWC Equity Plan:
Compensation cost recognized:
Stock options	$6	$2	$23	$12
Restricted stock units	8	5	33	24

Total impact on Operating Income	$14	$7	$56	$36

Tax benefit recognized	$5	$2	$22	$14

TIME WARNER CABLE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
9. PENSION COSTS
     The Company participates in various funded and unfunded noncontributory defined benefit pension plans administered by Time Warner as of September 30, 2008. Pension benefits are determined based on formulas that reflect the employees’ years of service and compensation during their employment period and participation in the plans. TWC uses a December 31 measurement date for its plans. A summary of the components of the net periodic benefit costs is as follows (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Service cost	$24	$19	$72	$54
Interest cost	20	17	60	51
Expected return on plan assets	(26)	(21)	(77)	(67)
Amounts amortized	4	2	13	9

Net periodic benefit costs	$22	$17	$68	$47

Contributions	$76	$—	$176	$—

     After considering the funded status of the Company’s defined benefit pension plans, movements in the discount rate, investment performance and related tax consequences, the Company may choose to make contributions to its pension plans in any given year. As of December 31, 2007, the Company’s funded defined benefit pension plans were fully funded. Between January 1, 2008 and October 31, 2008, the Company’s plan assets have experienced estimated market losses of approximately $400 million. The Company expects that the impact to the funded status of the defined benefit pension plans from these 2008 market losses will be at least partially offset by contributions made during the year and an expected increase in discount rates that will reduce the projected benefit obligation. The Company has made $175 million of discretionary cash contributions to its funded defined benefit pension plans during the nine months ended September 30, 2008 ($200 million through October 31, 2008) and, subject to market conditions and other considerations, the Company expects to make additional discretionary cash contributions totaling at least $50 million during November and December. Discount rates for purposes of calculating TWC’s projected benefit obligation are determined based on a hypothetical portfolio of high-quality bonds. In accordance with the accounting standards relating to pension accounting, the Company measures its projected benefit obligation annually, which is performed at the end of December. Each fifty basis point increase in the discount rate of 6.00% that was used to measure the projected benefit obligation as of December 31, 2007 would have resulted in an approximate $100 million reduction in the projected benefit obligation. For the Company’s unfunded plan, contributions will continue to be made to the extent benefits are paid. Benefit payments for the unfunded plan are expected to be approximately $2 million in 2008, of which $1 million has been contributed as of September 30, 2008.
10. MERGER-RELATED AND RESTRUCTURING COSTS
     Cumulatively, through December 31, 2007, the Company expensed non-capitalizable merger-related costs of $56 million associated with the 2006 transactions with Adelphia Communications Corporation and Comcast, which had been fully paid as of December 31, 2007. For the nine months ended September 30, 2007, the Company incurred costs of $10 million and made payments of $13 million associated with merger-related activities.
     The Company has incurred cumulative restructuring costs of $79 million since 2005 as part of its broader plans to simplify its organizational structure and enhance its customer focus, and payments of $66 million have been made against this accrual as of September 30, 2008. Of the remaining $13 million liability, $6 million is classified as a current liability and $7 million is classified as a noncurrent liability in the consolidated balance sheet as of September 30, 2008. Amounts are expected to be paid through 2011.

TIME WARNER CABLE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
     Information relating to the restructuring costs is as follows (in millions):

	Employee	Other
	Terminations	Exit Costs	Total
Remaining liability as of December 31, 2006	$18	$5	$23
Accruals(a)	7	6	13
Cash paid(b)	(12)	(8)	(20)

Remaining liability as of December 31, 2007	13	3	16
Accruals(c)	14	—	14
Cash paid	(16)	(1)	(17)

Remaining liability as of September 30, 2008	$11	$2	$13

(a)	Of the $13 million incurred in 2007, $1 million and $10 million was incurred during the three and nine months ended September 30, 2007, respectively.
(b)	Of the $20 million paid in 2007, $17 million was paid during the nine months ended September 30, 2007.
(c)	Of the $14 million incurred in 2008, $8 million was incurred during the three months ended September 30, 2008.
11. COMMITMENTS AND CONTINGENCIES
Legal Proceedings
     On September 20, 2007, Brantley, et al. v. NBC Universal, Inc., et al. was filed in the U.S. District Court for the Central District of California against the Company and Time Warner. The complaint, which also named as defendants several other programming content providers (collectively, the “programmer defendants”) as well as other cable and satellite providers (collectively, the “distributor defendants”), alleged violations of Sections 1 and 2 of the Sherman Antitrust Act. Among other things, the complaint alleged coordination between and among the programmer defendants to sell and/or license programming on a “bundled” basis to the distributor defendants, who in turn purportedly offer that programming to subscribers in packaged tiers, rather than on a per channel (or “à la carte”) basis. Plaintiffs, who seek to represent a purported nationwide class of cable and satellite subscribers, demand, among other things, unspecified treble monetary damages and an injunction to compel the offering of channels to subscribers on an “à la carte” basis. On December 3, 2007, plaintiffs filed an amended complaint in this action (the “First Amended Complaint”) that, among other things, dropped the Section 2 claims and all allegations of horizontal coordination. On December 21, 2007, the programmer defendants, including Time Warner, and the distributor defendants, including TWC, filed motions to dismiss the First Amended Complaint. On March 10, 2008, the court granted these motions, dismissing the First Amended Complaint with leave to amend. On March 20, 2008, plaintiffs filed a second amended complaint (the “Second Amended Complaint”) that modified certain aspects of the First Amended Complaint in an attempt to address the deficiencies noted by the court in its prior dismissal order. On April 22, 2008, the programmer defendants, including Time Warner, and the distributor defendants, including the Company, filed motions to dismiss the Second Amended Complaint, which motions were denied by the court on June 25, 2008. On July 14, 2008, the programmer defendants and the distributor defendants filed motions requesting the court to certify its June 25, 2008 order for interlocutory appeal to the U.S. Court of Appeals for the Ninth Circuit, which motions were denied by the district court on August 4, 2008. The Company intends to defend against this lawsuit vigorously.
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

TIME WARNER CABLE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
     On June 16, 1998, plaintiffs in Andrew Parker and Eric DeBrauwere, et al. v. Time Warner Entertainment Company, L.P. and Time Warner Cable filed a purported nationwide class action in U.S. District Court for the Eastern District of New York claiming that TWE sold its subscribers’ personally identifiable information and failed to inform subscribers of their privacy rights in violation of the Cable Communications Policy Act of 1984 and common law. The plaintiffs seek damages and declaratory and injunctive relief. On August 6, 1998, TWE filed a motion to dismiss, which was denied on September 7, 1999. On December 8, 1999, TWE filed a motion to deny class certification, which was granted on January 9, 2001 with respect to monetary damages, but denied with respect to injunctive relief. On June 2, 2003, the U.S. Court of Appeals for the Second Circuit vacated the district court’s decision denying class certification as a matter of law and remanded the case for further proceedings on class certification and other matters. On May 4, 2004, plaintiffs filed a motion for class certification, which the Company opposed. On October 25, 2005, the court granted preliminary approval of a class settlement arrangement, but final approval of that settlement was denied on January 26, 2007. The parties subsequently reached a revised settlement to resolve this action on terms that are not material to the Company and submitted their agreement to the district court on April 2, 2008. On May 8, 2008, the district court granted preliminary approval of the settlement, but it is still subject to final approval by the district court, and there can be no assurance that the settlement will receive this approval. Absent the issuance of final court approval of the revised settlement, the Company intends to defend against this lawsuit vigorously.
Certain Patent Litigation
     On September 1, 2006, Ronald A. Katz Technology Licensing, L.P. (“Katz”) filed a complaint in the U.S. District Court for the District of Delaware alleging that TWC and several other cable operators, among other defendants, infringe a number of patents purportedly relating to the Company’s customer call center operations and/or voicemail services. The plaintiff is seeking unspecified monetary damages as well as injunctive relief. On March 20, 2007, this case, together with other lawsuits filed by Katz, was made subject to a Multidistrict Litigation (“MDL”) Order transferring the case for pretrial proceedings to the U.S. District Court for the Central District of California. In April 2008, TWC and other defendants filed “common” motions for summary judgment, which argued, among other things, that a number of claims in the patents at issue are invalid under Sections 112 and 103 of the Patent Act. On June 19 and August 4, 2008, the court issued orders granting, in part, and denying, in part, those motions. Defendants filed additional “individual” motions for summary judgment in August 2008, which argued, among other things, that defendants’ respective products do not infringe the surviving claims in plaintiff’s patents. Those motions have been fully briefed. The Company intends to defend against this lawsuit vigorously.
     On July 14, 2006, Hybrid Patents Inc. filed a complaint in the U.S. District Court for the Eastern District of Texas alleging that the Company and a number of other cable operators infringed a patent purportedly relating to high-speed data and IP-based telephony services. This matter has been settled on terms that are not material to the Company.
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

TIME WARNER CABLE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
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
12. ADDITIONAL FINANCIAL INFORMATION
Other Cash Flow Information
     Additional financial information with respect to cash (payments) and receipts is as follows (in millions):

	Nine Months Ended
	September 30,
	2008	2007
Cash paid for interest	$(575)	$(617)
Interest income received	31	7

Cash paid for interest, net	$(544)	$(610)

Cash paid for income taxes	$(33)	$(205)
Cash refunds of income taxes	3	6

Cash paid for income taxes, net	$(30)	$(199)

     Noncash financing activities for the nine months ended September 30, 2007 included TWC’s 50% equity interest in the Houston Pool of TKCCP, valued at $880 million, delivered as the purchase price for Comcast’s 50% equity interest in the Kansas City Pool of TKCCP.

TIME WARNER CABLE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
Interest Expense, Net
     Interest expense, net consists of (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Interest income	$26	$2	$34	$7
Interest expense	(255)	(229)	(681)	(688)

Total interest expense, net	$(229)	$(227)	$(647)	$(681)

Prepaid Expenses and Other Current Assets
     Prepaid expenses and other current assets consist of (in millions):

	September 30,	December 31,
	2008	2007
Investment in The Reserve Fund	$490	$—
Other prepaid and current assets	130	95

Total prepaid expenses and other current assets	$620	$95

Other Current Liabilities
     Other current liabilities consist of (in millions):

	September 30,	December 31,
	2008	2007
Accrued compensation and benefits	$307	$310
Accrued sales and other taxes	142	127
Accrued interest	271	193
Accrued franchise fees	162	169
Accrued insurance	134	133
Accrued advertising and marketing support	96	71
Other accrued expenses	211	234

Total other current liabilities	$1,323	$1,237

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

TIME WARNER CABLE INC.
SUPPLEMENTARY INFORMATION
CONDENSED CONSOLIDATING FINANCIAL STATEMENTS—(Continued)
Consolidating Balance Sheet
September 30, 2008
(Unaudited)

			Non-
	Parent	Guarantor	Guarantor		TWC
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
			(in millions)
ASSETS
Current assets:
Cash and equivalents(a)	$3,044	$4,348	$—	$(4,302)	$3,090
Receivables, net	4	195	528	—	727
Receivables from affiliated parties	1,012	4	516	(1,451)	81
Deferred income tax assets	93	57	57	(114)	93
Prepaid expenses and other current assets	498	60	62	—	620

Total current assets	4,651	4,664	1,163	(5,867)	4,611
Investments in and amounts due (to) from consolidated subsidiaries	52,244	24,070	10,423	(86,737)	—
Investments	—	34	696	—	730
Property, plant and equipment, net	—	3,369	9,935	—	13,304
Intangible assets subject to amortization, net	—	6	543	—	549
Intangible assets not subject to amortization	—	8,144	30,762	—	38,906
Goodwill	4	3	2,094	—	2,101
Other assets	193	4	16	—	213

Total assets	$57,092	$40,294	$55,632	$(92,604)	$60,414

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2	$67	$334	$—	$403
Deferred revenue and subscriber-related liabilities	—	40	117	—	157
Payables to affiliated parties	—	585	1,062	(1,451)	196
Accrued programming expense	—	321	203	—	524
Other current liabilities	209	521	593	—	1,323

Total current liabilities	211	1,534	2,309	(1,451)	2,603
Long-term debt	13,021	2,727	—	—	15,748
Mandatorily redeemable preferred equity membership units issued by a subsidiary	—	—	300	—	300
Mandatorily redeemable preferred equity issued by a subsidiary	—	2,400	—	(2,400)	—
Deferred income tax liabilities, net	13,915	7,431	7,480	(14,867)	13,959
Long-term payables to affiliated parties	4,302	536	8,703	(13,522)	19
Other liabilities	54	141	190	—	385
Minority interests	—	3,355	—	(1,544)	1,811
Shareholders’ equity:
Due (to) from TWC and subsidiaries	—	1,328	(555)	(773)	—
Other shareholders’ equity	25,589	20,842	37,205	(58,047)	25,589

Total shareholders’ equity	25,589	22,170	36,650	(58,820)	25,589

Total liabilities and shareholders’ equity	$57,092	$40,294	$55,632	$(92,604)	$60,414

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
Current assets:
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
Current liabilities:
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
Shareholders’ equity:
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

TIME WARNER CABLE INC.
SUPPLEMENTARY INFORMATION
CONDENSED CONSOLIDATING FINANCIAL STATEMENTS—(Continued)
Consolidating Statement of Operations
Three Months Ended September 30, 2008
(Unaudited)

			Non-
	Parent	Guarantor	Guarantor		TWC
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
			(in millions)
Revenues	$—	$829	$3,555	$(44)	$4,340

Costs of revenues	—	455	1,661	(44)	2,072
Selling, general and administrative	—	96	610	—	706
Depreciation	—	164	536	—	700
Amortization	—	—	66	—	66
Restructuring costs	—	3	5	—	8

Total costs and expenses	—	718	2,878	(44)	3,552

Operating Income	—	111	677	—	788
Equity in pretax income (loss) of consolidated subsidiaries	637	451	(57)	(1,031)	—
Interest income (expense), net	(131)	(112)	14	—	(229)
Income from equity investments, net	—	1	1	—	2
Minority interest expense, net	—	(1)	—	(56)	(57)
Other income (expense), net	(2)	—	2	—	—

Income before income taxes	504	450	637	(1,087)	504
Income tax provision	(203)	(180)	(182)	362	(203)

Net income	$301	$270	$455	$(725)	$301

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

TIME WARNER CABLE INC.
SUPPLEMENTARY INFORMATION
CONDENSED CONSOLIDATING FINANCIAL STATEMENTS—(Continued)
Consolidating Statement of Operations
Nine Months Ended September 30, 2008
(Unaudited)

			Non-
	Parent	Guarantor	Guarantor		TWC
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
			(in millions)
Revenues	$—	$2,474	$10,454	$(130)	$12,798

Costs of revenues	—	1,341	4,886	(130)	6,097
Selling, general and administrative	—	315	1,846	—	2,161
Depreciation	—	495	1,628	—	2,123
Amortization	—	1	195	—	196
Loss on cable systems held for sale	—	6	39	—	45
Restructuring costs	—	8	6	—	14

Total costs and expenses	—	2,166	8,600	(130)	10,636

Operating Income	—	308	1,854	—	2,162
Equity in pretax income (loss) of consolidated subsidiaries	1,702	1,156	(180)	(2,678)	—
Interest income (expense), net	(319)	(353)	25	—	(647)
Income from equity investments, net	—	1	11	—	12
Minority interest income (expense), net	—	15	—	(159)	(144)
Other income (expense), net	(13)	8	(8)	—	(13)

Income before income taxes	1,370	1,135	1,702	(2,837)	1,370
Income tax provision	(550)	(452)	(461)	913	(550)

Net income	$820	$683	$1,241	$(1,924)	$820

TIME WARNER CABLE INC.
SUPPLEMENTARY INFORMATION
CONDENSED CONSOLIDATING FINANCIAL STATEMENTS—(Continued)
Consolidating Statement of Operations
Nine Months Ended September 30, 2007
(Unaudited)

			Non-
	Parent	Guarantor	Guarantor		TWC
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
			(in millions)
Revenues	$—	$2,554	$9,437	$(125)	$11,866

Costs of revenues	—	1,246	4,524	(125)	5,645
Selling, general and administrative	1	419	1,602	—	2,022
Depreciation	—	484	1,517	—	2,001
Amortization	—	16	191	—	207
Merger-related and restructuring costs	—	9	11	—	20

Total costs and expenses	1	2,174	7,845	(125)	9,895

Operating Income (Loss)	(1)	380	1,592	—	1,971
Equity in pretax income (loss) of consolidated subsidiaries	1,533	918	(111)	(2,340)	—
Interest expense, net	(202)	(375)	(104)	—	(681)
Income (loss) from equity investments, net	(7)	1	10	—	4
Minority interest expense, net	—	(3)	—	(114)	(117)
Other income (expense), net	(2)	—	146	—	144

Income before income taxes	1,321	921	1,533	(2,454)	1,321
Income tax provision	(525)	(366)	(376)	742	(525)

Net income	$796	$555	$1,157	$(1,712)	$796

TIME WARNER CABLE INC.
SUPPLEMENTARY INFORMATION
CONDENSED CONSOLIDATING FINANCIAL STATEMENTS—(Continued)
Consolidating Statement of Cash Flows
Nine Months Ended September 30, 2008
(Unaudited)

			Non-
	Parent	Guarantor	Guarantor		TWC
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
			(in millions)
OPERATING ACTIVITIES
Net income	$820	$683	$1,241	$(1,924)	$820
Adjustments for noncash and nonoperating items:
Depreciation and amortization	—	496	1,823	—	2,319
Pretax gain on sale of cost-method investment	—	(9)	—	—	(9)
Pretax loss on cable systems held for sale	—	6	39	—	45
Excess (deficiency) of distributions over equity in pretax income of consolidated subsidiaries	(1,702)	(1,156)	180	2,678	—
Income from equity investments, net of cash distributions	—	(1)	(3)	—	(4)
Pretax impairment loss on equity-method investment	—	—	8	—	8
Minority interest expense, net	—	(15)	—	159	144
Deferred income taxes	601	461	461	(922)	601
Equity-based compensation	—	64	—	—	64
Changes in operating assets and liabilities, net of acquisitions	(261)	233	(96)	—	(124)

Cash provided (used) by operating activities	(542)	762	3,653	(9)	3,864

INVESTING ACTIVITIES
Investments and acquisitions, net of cash acquired and distributions received	(490)	(2)	(33)	—	(525)
Capital expenditures	—	(640)	(1,942)	—	(2,582)
Proceeds from sale of cost-method investment	—	9	—	—	9
Proceeds from disposal of property, plant and equipment	—	1	2	—	3

Cash used by investing activities	(490)	(632)	(1,973)	—	(3,095)

FINANCING ACTIVITIES
Borrowings (repayments), net	684	—	—	(891)	(207)
Borrowings	5,203	—	—	—	5,203
Repayments	(2,217)	(600)	—	—	(2,817)
Debt issuance costs	(87)	—	—	—	(87)
Net change in investments in and amounts due to and from consolidated subsidiaries	308	1,362	(1,679)	9	—
Distributions to owners, net	—	(2)	(1)	—	(3)

Cash provided (used) by financing activities	3,891	760	(1,680)	(882)	2,089

INCREASE IN CASH AND EQUIVALENTS	2,859	890	—	(891)	2,858
CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	185	3,458	—	(3,411)	232

CASH AND EQUIVALENTS AT END OF PERIOD	$3,044	$4,348	$—	$(4,302)	$3,090

TIME WARNER CABLE INC.
SUPPLEMENTARY INFORMATION
CONDENSED CONSOLIDATING FINANCIAL STATEMENTS—(Continued)
Consolidating Statement of Cash Flows
Nine Months Ended September 30, 2007
(Unaudited)

			Non-
	Parent	Guarantor	Guarantor		TWC
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
			(in millions)
OPERATING ACTIVITIES
Net income	$796	$555	$1,157	$(1,712)	$796
Adjustments for noncash and nonoperating items:
Depreciation and amortization	—	500	1,708	—	2,208
Pretax gain on sale of 50% equity interest in Houston Pool of TKCCP	—	—	(146)	—	(146)
Excess (deficiency) of distributions over equity in pretax income of consolidated subsidiaries	(1,533)	(918)	111	2,340	—
Income from equity investments, net of cash distributions	7	14	7	(15)	13
Minority interest expense, net	—	3	—	114	117
Deferred income taxes	225	245	245	(490)	225
Equity-based compensation	—	49	—	—	49
Changes in operating assets and liabilities, net of acquisitions	(129)	253	(176)	—	(52)
Adjustments relating to discontinued operations	—	25	18	—	43

Cash provided (used) by operating activities	(634)	726	2,924	237	3,253

INVESTING ACTIVITIES
Investments and acquisitions, net of cash acquired and distributions received	(21)	(4)	(15)	—	(40)
Capital expenditures	—	(596)	(1,819)	—	(2,415)
Proceeds from disposal of property, plant and equipment	—	1	6	—	7

Cash used by investing activities	(21)	(599)	(1,828)	—	(2,448)

FINANCING ACTIVITIES
Borrowings (repayments), net	(394)	—	—	(607)	(1,001)
Borrowings	7,683	—	—	—	7,683
Repayments	(6,921)	—	—	—	(6,921)
Debt issuance costs	(28)	—	—	—	(28)
Net change in investments in and amounts due to and from consolidated subsidiaries	764	504	(1,031)	(237)	—
Excess tax benefit from exercise of stock options	6	—	—	—	6
Principal payments on capital leases	—	—	(3)	—	(3)
Distributions to owners, net	—	(19)	(1)	—	(20)
Other	—	—	(61)	—	(61)

Cash provided (used) by financing activities	1,110	485	(1,096)	(844)	(345)

INCREASE IN CASH AND EQUIVALENTS	455	612	—	(607)	460
CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	51	2,304	—	(2,304)	51

CASH AND EQUIVALENTS AT END OF PERIOD	$506	$2,916	$—	$(2,911)	$511

Part II. Other Information
Item 1. Legal Proceedings.
     Reference is made to the class action lawsuit filed by Brantley, et al. described on page 37 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 (the “2007 Form 10-K”), page 35 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008 and page 49 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008 (the “June 2008 Form 10-Q”). On August 4, 2008, the District Court denied the motions filed on July 14, 2008 by the programmer defendants and the distributor defendants requesting the court to certify for interlocutory appeal to the U.S. Court of Appeals for the Ninth Circuit its June 25, 2008 order.
     Reference is made to the lawsuit filed by Ronald A. Katz Technology Licensing, L.P. described on page 38 of the 2007 Form 10-K and page 49 of the June 2008 Form 10-Q. In April 2008, TWC and other defendants filed “common” motions for summary judgment, which argued, among other things, that a number of claims in the patents at issue are invalid under Sections 112 and 103 of the Patent Act. On June 19 and August 4, 2008, the court issued orders granting, in part, and denying, in part, those motions. Defendants filed additional “individual” motions for summary judgment in August 2008, which argued, among other things, that defendants’ respective products do not infringe the surviving claims in plaintiff’s patents. Those motions have been fully briefed.
     Reference is made to the lawsuit filed by Hybrid Patents Inc. described on page 38 of the 2007 Form 10-K. This matter has been settled on terms that are not material to the Company.
Item 1A. Risk Factors.
     There have been no material changes in the Company’s risk factors from those disclosed in Part I, Item 1A of the 2007 Form 10-K and Part II, Item 1A of the June 2008 Form 10-Q.
Item 5. Other Information.
     TWC’s business is subject to extensive governmental regulation and, as the Company disclosed in its 2007 Form 10-K, it expects that legislative enactments, court actions, and regulatory proceedings will continue to clarify and in some cases change the rights of cable companies and other entities providing video, data and voice services under the Communications Act of 1934, as amended (the “Communications Act”) and other laws, possibly in ways that TWC has not foreseen.
     For example, on October 15, 2008, the Federal Communications Commission’s (the “FCC”) Enforcement Bureau issued two Notices of Apparent Liability for Forfeiture and Orders (“NALs”) finding as a preliminary matter that the Company’s use of switched digital video (“SDV”) technology in one of its divisions to deliver programming services that at one time had been accessible to subscribers via unidirectional products, such as televisions equipped with a CableCARD, violates FCC rules. The FCC’s Enforcement Bureau proposed monetary forfeitures and directed the Company to make certain payments to subscribers with such unidirectional devices. SDV technology allows TWC to save bandwidth by transmitting particular programming services only to groups of homes or nodes where subscribers are viewing the programming at a particular time rather than broadcasting it to all subscriber homes. This switched programming is available only to subscribers using “two-way” tuning devices, which can receive the incoming signal and, when necessary, send a message that the subscriber has selected a switched service that is not then being watched by anyone else in the area. The NALs do not constitute final agency action on the substantive legal issues at stake. The Company believes that the NALs are contrary to the Communications Act and the FCC’s rules and policies and intends to respond accordingly, if necessary by seeking further review by the full FCC and in court. If TWC is prohibited by regulation from using SDV technology, TWC may have difficulty carrying the volume of high-definition television channels and other bandwidth-intensive traffic carried by competitors and may be forced to make costly upgrades to its systems in order to remain competitive.
     On May 7, 2008, the U.S. Copyright Office (the “Copyright Office”) published an order stating its views regarding an aspect of certain provisions of the copyright compulsory license relating to “distant” television stations (i.e., generally those television stations outside the area where they would be subject to mandatory carriage under current or former FCC rules). The Copyright Office determined that where cable operators carry a distant station in any portion of a “cable system” as defined in the Copyright Act of 1976, basic service revenues from all portions of such system where such station would be distant must be used to compute copyright compulsory license royalties, even if the station is not actually carried in such areas. Although the Company believes the Copyright Office’s statement is erroneous as a matter of law, because the Copyright Office’s reading would greatly increase copyright payments, it could significantly increase the Company’s costs of carrying “distant” television stations.
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
Chief Financial Officer
Date: November 5, 2008

EXHIBIT INDEX
Pursuant to Item 601 of Regulation S-K

Exhibit No.	Description

10.1	First Amendment to Employment Agreement, effective as of August 5, 2008, by and between the Company and Landel Hobbs.

10.2	Letter Agreement, effective as of August 5, 2008, by and between the Company and Robert D. Marcus.

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008.

32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008.†

†	This certification will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 (15 U.S.C. 78r), or otherwise subject to the liability of that section. Such certification will not be deemed to be incorporated by reference into any filing under the Securities Act or Securities Exchange Act, except to the extent that the Company specifically incorporates it by reference.