Form 10-K
period 2008-12-31
TIME WARNER CABLE INC.
filed 2009-02-20
CIK 1377013

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

Commission file number 001-33335

TIME WARNER CABLE INC.
(Exact name of registrant as specified in its charter)

Delaware	84-1496755
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

60 Columbus Circle
New York, New York 10023
(Address of principal executive offices) (Zip Code)
(212) 364-8200
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Class A Common Stock, par value $0.01	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☑     No ☐

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

Large accelerated filer ☑	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

As of the close of business on February 13, 2009, there were 902,014,340 shares of the registrant’s Class A Common Stock and 75,000,000 shares of the registrant’s Class B Common Stock outstanding. The aggregate market value of the registrant’s voting and non-voting common equity securities held by non-affiliates of the registrant (based upon the closing price of such shares on the New York Stock Exchange on June 30, 2008) was approximately $4.1 billion.

DOCUMENTS INCORPORATED BY REFERENCE

Description of document	Part of the Form 10-K

Portions of the definitive Proxy Statement to be used in connection with the registrant’s 2009 Annual Meeting of Stockholders	Part III (Item 10 through Item 14) (Portions of Items 10 and 12 are not incorporated by reference and are provided herein)

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
PART IV
Item 15. Exhibits, Financial Statement Schedules.
SIGNATURES
EX-10.40 LETTER AGREEMENT
EX-10.48 FORM OF DEFERRED STOCK UNITS AGREEMENT
EX-12 COMPUTATION OF RATIO OF EARNINGS TO FIXED CHARGES
EX-21 SUBSIDIARIES OF THE COMPANY
EX-23.1 CONSENT OF ERNST & YOUNG LLP
EX-31.1 SECTION 302, CERTIFICATION OF THE PEO
EX-31.2 SECTION 302, CERTIFICATION OF THE PFO
EX-32 SECTION 906, CERTIFICATION OF THE PEO AND PFO

PART I

Item 1. Business.

Overview

Time Warner Cable Inc. (together with its subsidiaries, “TWC” or the “Company”) is the second-largest cable operator in the U.S., with technologically advanced, well-clustered systems located mainly in five geographic areas – New York State (including New York City), the Carolinas, Ohio, southern California (including Los Angeles) and Texas. As of December 31, 2008, TWC served approximately 14.6 million customers who subscribed to one or more of its video, high-speed data and voice services, representing approximately 34.2 million revenue generating units (“RGUs”), which reflects the total of all TWC basic video, digital video, high-speed data and voice service subscribers.

As of December 31, 2008, TWC served approximately 13.1 million basic video subscribers. Of those, approximately 8.6 million (or 66%) received some portion of their video services at their dwelling or commercial establishment via digital transmissions (“digital video subscribers”). Also, as of December 31, 2008, TWC served approximately 8.4 million residential high-speed data subscribers (or 32% of estimated high-speed data service-ready homes passed) and approximately 3.7 million residential Digital Phone subscribers (or 14% of estimated voice service-ready homes passed). TWC markets its services separately and in “bundled” packages of multiple services and features. As of December 31, 2008, 54% of TWC’s customers subscribed to two or more of its primary services, including 21% of its customers who subscribed to all three primary services. As part of an increased emphasis on its commercial business, TWC began selling its commercial Digital Phone service, Business Class Phone, to small- and medium-sized businesses in the majority of its operating areas during 2007, and substantially completed the roll-out in the remainder of its operating areas during 2008. TWC believes providing commercial services will generate additional opportunities for growth. As of December 31, 2008, TWC served 283,000 commercial high-speed data subscribers and 30,000 commercial Digital Phone subscribers. In addition, TWC sells advertising to a variety of national, regional and local customers.

In July 2006, Time Warner NY Cable LLC (“TW NY Cable”), a subsidiary of TWC, and Comcast Corporation (together with its subsidiaries, “Comcast”) completed their respective acquisitions of assets comprising in aggregate substantially all of the cable assets of Adelphia Communications Corporation (“Adelphia”) (the “Adelphia Acquisition”). In February 2007, Adelphia’s Chapter 11 reorganization plan became effective. Under the terms of the reorganization plan, substantially all of the shares of TWC Class A common stock, par value $.01 per share (“TWC Class A common stock”), that Adelphia received as part of the payment for the systems TW NY Cable acquired from Adelphia were distributed to Adelphia’s creditors. As a result, under applicable securities law regulations and provisions of the U.S. bankruptcy code, TWC became a public company subject to the requirements of the Securities Exchange Act of 1934, as amended (the “Securities Exchange Act”). On March 1, 2007, the TWC Class A common stock began trading on the New York Stock Exchange under the symbol “TWC.” Time Warner Inc. (“Time Warner”) currently owns approximately 84.0% of the common stock of TWC (representing a 90.6% voting interest) and also currently owns an indirect 12.43% non-voting common stock interest in TW NY Cable Holding Inc. (“TW NY”), a subsidiary of TWC. The financial results of TWC’s operations are consolidated by Time Warner.

Recent Developments

Separation from Time Warner, Recapitalization and Reverse Stock Split of TWC Common Stock

On May 20, 2008, TWC and its subsidiaries, Time Warner Entertainment Company, L.P. (“TWE”) and TW NY, entered into a Separation Agreement (the “Separation Agreement”) with Time Warner and its subsidiaries, Warner Communications Inc. (“WCI”), Historic TW Inc. (“Historic TW”) and American Television and Communications Corporation (“ATC”), the terms of which will govern TWC’s legal and structural separation from Time Warner. TWC’s separation from Time Warner will take place through a series of related transactions, the occurrence of each of which is a condition to the next. First, Time Warner will complete certain internal restructuring transactions not affecting TWC. Next, following the satisfaction or waiver of certain conditions, including those mentioned below, Historic TW will transfer its 12.43% non-voting common stock interest in TW NY to TWC in exchange for 80 million newly issued shares of TWC’s Class A common stock (the “TW NY Exchange”).

Following the TW NY Exchange, Time Warner will complete certain additional restructuring steps that will make Time Warner the direct owner of all shares of TWC’s Class A common stock and Class B common stock previously held by its subsidiaries (all of Time Warner’s restructuring transaction steps being referred to collectively as the “TW Internal Restructuring”). Upon completion of the TW Internal Restructuring, TWC’s board of directors or a committee thereof will declare a special cash dividend to holders of TWC’s outstanding Class A common stock and Class B common stock, including Time Warner, in an amount equal to $10.27 per share (aggregating $10.855 billion) (the “Special Dividend”). The Special Dividend will be paid prior to the completion of TWC’s separation from Time Warner. Following the receipt by Time Warner of its share of the Special Dividend, TWC will file with the Secretary of State of the State of Delaware an amended and restated certificate of incorporation, pursuant to which, among other things, each outstanding share of TWC Class A common stock (including any shares of Class A common stock issued in the TW NY Exchange) and TWC Class B common stock will automatically be converted into one share of common stock, par value $0.01 per share (the “TWC Common Stock”) (the “Recapitalization”). Once the TW NY Exchange, the TW Internal Restructuring, the payment of the Special Dividend and the Recapitalization have been completed, TWC’s separation from Time Warner (the “Separation”) will proceed in the form of a pro rata dividend of all shares of TWC Common Stock held by Time Warner to holders of Time Warner’s common stock (the “Distribution”). The Separation, the TW NY Exchange, the TW Internal Restructuring, the Special Dividend, the Recapitalization and the Distribution collectively are referred to as the “Separation Transactions.”

The Separation Agreement contains customary covenants, and consummation of the Separation Transactions is subject to customary closing conditions. As of February 12, 2009, all regulatory and other necessary governmental reviews of the Separation Transactions have been satisfactorily completed. Time Warner and TWC expect the Separation Transactions to be consummated in the first quarter of 2009. See Item 1A, “Risk Factors,” for a discussion of risk factors relating to the Separation.

In connection with the Separation Transactions, the Company has been authorized to effectuate a reverse stock split of the TWC Common Stock at a 1-for-3 ratio.

2008 Bond Offerings and Credit Facilities

On June 16, 2008, TWC filed a shelf registration statement on Form S-3 (the “Shelf Registration Statement”) with the Securities and Exchange Commission (the “SEC”) that allows TWC to offer and sell from time to time senior and subordinated debt securities and debt warrants. TWC issued, in total, $7.0 billion in aggregate principal amount of senior unsecured notes and debentures under the Shelf Registration Statement in two underwritten public offerings on June 19, 2008 and November 18, 2008 (collectively, the “2008 Bond Offerings”). Pending the payment of the Special Dividend, a portion of the net proceeds from the 2008 Bond Offerings was used to repay variable-rate debt with lower interest rates than the interest rates on the debt securities issued in the 2008 Bond Offerings, and the remainder was invested in accordance with the Company’s investment policy. If the Separation is not consummated and the Special Dividend is not paid, the Company will use the remainder of the net proceeds from the 2008 Bond Offerings for general corporate purposes, including repayment of indebtedness.

In addition to issuing the debt securities in the 2008 Bond Offerings described above, on June 30, 2008, the Company entered into a credit agreement with a geographically diverse group of major financial institutions for a senior unsecured term loan facility in an initial aggregate principal amount of $9.0 billion with an initial maturity date that is 364 days after the borrowing date (the “2008 Bridge Facility”) in order to finance, in part, the Special Dividend. TWC may elect to extend the maturity date of the loans outstanding under the 2008 Bridge Facility for an additional year. As a result of the 2008 Bond Offerings, the amount of the commitments of the lenders under the 2008 Bridge Facility was reduced to $2.070 billion. TWC may not borrow any amounts under the 2008 Bridge Facility unless and until the Special Dividend is declared. The financial institutions’ commitments to fund borrowings under the 2008 Bridge Facility will expire upon the earliest of (i) May 19, 2009, (ii) the date on which the Separation Agreement is terminated in accordance with its terms or (iii) the completion of the Separation.

On December 10, 2008, Time Warner (as lender) and TWC (as borrower) entered into a credit agreement for a two-year $1.535 billion senior unsecured supplemental term loan facility (the “Supplemental Credit Agreement”).

TWC may borrow under the Supplemental Credit Agreement only to repay amounts outstanding at the final maturity of the 2008 Bridge Facility, if any.

TWC’s obligations under the debt securities issued in the 2008 Bond Offerings and under the 2008 Bridge Facility and the Supplemental Credit Agreement are guaranteed by TWE and TW NY. For more information about the 2008 Bond Offerings, the 2008 Bridge Facility and the Supplemental Credit Agreement, see “Management’s Discussion and Analysis of Results of Operations and Financial Condition—Overview—Recent Developments—2008 Bond Offerings and Credit Facilities” and Note 7 to the accompanying consolidated financial statements.

Caution Concerning Forward-Looking Statements and Risk Factors

This Annual Report on Form 10-K includes certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are based on management’s current expectations and beliefs and are inherently susceptible to uncertainty and changes in circumstances. Actual results may vary materially from the expectations contained herein due to changes in economic, business, competitive, technological, strategic and/or regulatory factors and other factors affecting the operation of TWC’s business, including the Separation. For more detailed information about these factors, and risk factors with respect to the Company’s operations, see Item 1A, “Risk Factors,” below and “Caution Concerning Forward-Looking Statements” in “Management’s Discussion and Analysis of Results of Operations and Financial Condition” in the financial section of this report. TWC is under no obligation to, and expressly disclaims any obligation to, update or alter its forward-looking statements, whether as a result of such changes, new information, subsequent events or otherwise.

Available Information and Website

Although TWC and its predecessors have been in the cable business for over 40 years in various legal forms, Time Warner Cable Inc. was incorporated as a Delaware corporation on March 21, 2003. TWC’s annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to such reports filed with or furnished to the Securities and Exchange Commission (“SEC”) pursuant to Section 13(a) or 15(d) of the Exchange Act are available free of charge on the Company’s website at www.timewarnercable.com as soon as reasonably practicable after such reports are electronically filed with the SEC.

Corporate Structure

The following charts illustrate TWC’s corporate structure and its direct or indirect ownership interest in its principal subsidiaries (i) on an actual basis as of December 31, 2008 and (ii) after giving effect to the Separation Transactions. The subscriber numbers and RGUs, long-term debt and preferred equity balances presented below are approximate as of December 31, 2008. Certain intermediate entities and certain preferred interests held by TWC or subsidiaries of TWC are not reflected. The subscriber numbers and RGUs within each entity indicate the approximate number of basic video subscribers and RGUs attributable to cable systems owned by such entity. Basic video subscriber numbers reflect billable subscribers who receive at least TWC’s basic video service. RGUs reflect the total of all TWC basic video, digital video, high-speed data and voice subscribers. Therefore, a subscriber who purchases basic video, digital video, high-speed data and voice services will count as four RGUs.

Structure Chart prior to the Separation Transactions:

(1)	The principal amount of TWE’s debt securities excludes an unamortized fair value adjustment of $114 million.
(2)	TWC is also the obligor under an intercompany loan from TWE with an aggregate principal amount of $5.2 billion.
(3)	The bank facilities exclude $2.070 billion in commitments of the lenders under the 2008 Bridge Facility, $1.535 billion in commitments of Time Warner under the Supplemental Credit Agreement and the $125 million undrawn commitment of Lehman Brothers Bank, FSB (“LBB”) from TWC’s available borrowing capacity under its $6.0 billion senior unsecured five-year revolving credit facility (the “Revolving Credit Facility”). For more about the Lehman Brothers Holdings Inc. bankruptcy, see “Management’s Discussion and Analysis of Results of Operations and Financial Condition—Financial Condition and Liquidity—Outstanding Debt and Mandatorily Redeemable Preferred Equity and Available Financial Capacity—Lending Commitments.”
(4)	TW NY Cable is also the obligor under an intercompany loan from TWC with an aggregate principal amount of $8.7 billion.
(5)	The subscribers, RGUs and economic ownership interests listed in the chart for Time Warner Entertainment-Advance/Newhouse Partnership (“TWE-A/N”) relate only to those TWE-A/N systems in which TWC has an economic interest and over which TWC exercises day-to-day management. See “—Operating Partnerships and Joint Ventures—TWE-A/N Partnership Agreement” for a more detailed description of the TWE-A/N capital structure.

Structure Chart after the Separation Transactions:

(1)	The principal amount of TWE’s debt securities excludes an unamortized fair value adjustment of $114 million.
(2)	TWC is also the obligor under an intercompany loan from TWE with an aggregate principal amount of $5.2 billion.
(3)	The bank facilities exclude the $138 million commitment of Lehman Brothers Commercial Bank under the 2008 Bridge Facility and the $125 million undrawn commitment of LBB from TWC’s available borrowing capacity under the Revolving Credit Facility. For more about the Lehman Brothers Holdings Inc. bankruptcy, see “Management’s Discussion and Analysis of Results of Operations and Financial Condition—Financial Condition and Liquidity—Outstanding Debt and Mandatorily Redeemable Preferred Equity and Available Financial Capacity—Lending Commitments.”
(4)	TW NY Cable is also the obligor under an intercompany loan from TWC with an aggregate principal amount of $8.7 billion.
(5)	The subscribers, RGUs and economic ownership interests listed in the chart for Time Warner Entertainment-Advance/Newhouse Partnership (“TWE-A/N”) relate only to those TWE-A/N systems in which TWC has an economic interest and over which TWC exercises day-to-day management. See “—Operating Partnerships and Joint Ventures—TWE-A/N Partnership Agreement” for a more detailed description of the TWE-A/N capital structure.

Services

TWC offers residential and commercial video, high-speed data and voice services over its broadband cable systems.

Residential Services

Video Services

Programming tiers.  TWC offers three main levels or “tiers” of video programming—Basic Service Tier (“BST”), Expanded Basic Service Tier (or Cable Programming Service Tier) (“CPST”) and Digital Basic Service Tier (“DBT”). BST generally includes broadcast television signals, satellite-delivered broadcast networks and superstations, local origination channels, a few specialty networks, such as C-SPAN and QVC, and public access, educational and government channels. CPST enables BST subscribers to add to their service national, regional and local cable news, entertainment and other specialty networks, such as CNN, A&E, ESPN, CNBC and Discovery. In certain areas, BST and CPST also include proprietary local programming devoted to the communities TWC serves, including 24-hour local news channels in a number of cities. Together, BST and CPST provide customers with approximately 70 channels. DBT enables digital video subscribers to add to their CPST service up to approximately 50 additional cable networks, including spin-off and successor networks to national cable services, news networks and niche programming services, such as History International and Biography. Generally, subscribers to CPST and DBT can purchase thematically-linked programming tiers, including movies, sports and Spanish language tiers, and subscribers to any tier of video programming can purchase premium services, such as HBO and Showtime.

TWC’s video subscribers pay a fixed monthly fee based on the video programming tier they receive. Subscribers to specialized tiers and premium services are charged an additional monthly fee, with discounts generally available for the purchase of packages of more than one such service. The rates TWC can charge for its BST service in areas not subject to “effective competition” and certain video equipment, including set-top boxes, are subject to regulation under federal law. See “—Regulatory Matters” below.

Transmission technology.  TWC’s video subscribers may receive service through analog transmissions, a combination of digital and analog transmissions or, in systems where TWC has fully deployed digital technology, digital transmissions only. Customers who receive any level of video service at their dwelling or commercial establishment via digital transmissions over TWC’s systems are referred to as “digital video subscribers.” As of December 31, 2008, 66% of TWC’s basic video subscribers were digital video subscribers.

Digital video subscribers using a TWC-provided set-top box generally have access to an interactive program guide, Video on Demand (“VOD”), which is discussed below, music channels and seasonal sports packages. Digital video subscribers who receive premium services generally also receive “multiplex” versions of these services. Digital video subscribers will also have access to these services using a television enabled with tru2waytm technology, which TWC expects will be made available by third-parties in mid-2009. See “—Technology—Cable Systems—Set-top Boxes” below.

The following table presents selected statistical data regarding TWC’s video subscribers:

	December 31,
	2008	2007	2006
	(in thousands, except percentages)

Homes passed(a)	26,766	26,526	26,062
Basic video subscribers(b)	13,069	13,251	13,402
Basic video penetration(c)	48.8%	50.0%	51.4%
Digital video subscribers(d)	8,627	8,022	7,270
Digital video penetration(e)	66.0%	60.5%	54.2%

(a)	Homes passed represent the estimated number of service-ready single residence homes, apartment and condominium units and commercial establishments passed by TWC’s cable systems without further extending the transmission lines.
(b)	Basic video subscriber numbers reflect billable subscribers who receive at least basic video service.
(c)	Basic video penetration represents basic video subscribers as a percentage of homes passed.
(d)	Digital video subscriber numbers reflect billable subscribers who receive any level of video service at their dwelling or commercial establishment via digital transmissions.
(e)	Digital video penetration represents digital video subscribers as a percentage of basic video subscribers.

On-Demand services.  On-Demand services are available to digital video subscribers using a TWC-provided set-top box or, when available, a tru2way-enabled television. Available On-Demand services include a wide selection of featured movies and special events, for which separate per-use fees are generally charged, and free access to selected movies, programs and program excerpts from broadcast and cable networks, music videos, local programming and other content. In addition, premium service (e.g., HBO) subscribers receiving services via a TWC-provided digital set-top box generally have access to the premium service’s On-Demand content without additional fees.

Enhanced TV services.  TWC is expanding the use of VOD technology to introduce additional enhancements to the video experience. For instance, as of December 31, 2008, Start Overtm, which allows digital video subscribers using a TWC-provided set-top box to restart select “in progress” programs airing on participating cable networks and broadcast stations directly from the relevant channel, without the ability to fast-forward through commercials, was available to 47%, or approximately 4.0 million, of TWC’s digital video subscribers. TWC received an Emmytm award in 2007 for its Start Over service. TWC has begun rolling out other Enhanced TV features such as Look Backtm, which utilizes the Start Over technology to allow viewing of recently aired programs, and Quick Clipstm, which allows customers to view short-form content tied to the cable network or broadcast station then being watched. TWC is also working to make available Catch Up, which will allow customers to view previously aired programs they have missed.

HD television.  In its more advanced divisions, as of December 31, 2008, TWC offered up to 95 channels of high-definition (“HD”) television, or HDTV, and expects to continue to add additional HD programming during 2009. In most divisions, HD simulcasts (i.e., HD channels that are the same as their standard-definition counterparts but for picture quality) are provided at no additional charge, and additional charges apply only for HD channels that do not have standard definition counterparts. In addition to its linear HD channels, TWC also offers VOD programming in HD and, on select channels, HD programming viewed using Start Over is presented in HD.

DVRs.  Set-top boxes equipped with digital video recorders (“DVRs”) enable customers, among other things, to pause and/or rewind “live” television programs and record programs on the hard drive built into the set-top box. TWC also offers HD DVRs, which enable customers to record HD programming. Subscribers pay an additional monthly fee for TWC’s DVR service. As of December 31, 2008, 47%, or approximately 4.0 million, of TWC’s digital video subscribers also subscribed to its DVR service.

High-speed Data Services

TWC offered residential high-speed data services to nearly all of its homes passed as of December 31, 2008. TWC’s high-speed data services provide customers with a fast, always-on connection to the Internet. High-speed data subscribers connect to TWC’s cable systems using a cable modem, which TWC provides at no charge or which subscribers can purchase on their own. Generally, subscribers pay a flat monthly fee based on the level of service received.

The following table presents selected statistical data regarding TWC’s residential high-speed data subscribers:

	December 31,
	2008	2007	2006
	(in thousands, except percentages)

Homes passed(a)	26,592	26,248	25,691
Residential high-speed data subscribers(b)(c)	8,444	7,620	6,644
Residential high-speed data penetration(d)	31.8%	29.0%	25.9%

(a)	Homes passed represent the estimated number of high-speed data service-ready single residence homes, apartment and condominium units and commercial establishments passed by TWC’s cable systems without further extending the transmission lines.
(b)	Residential high-speed data subscriber numbers reflect billable subscribers who receive TWC’s Road Runnertm high-speed data service or any other residential high-speed data service offered by TWC.
(c)	The determination of whether a high-speed data subscriber is categorized as commercial or residential is generally based upon the type of service provided to the subscriber. For example, if the Company provides a commercial service, the subscriber is classified as commercial.
(d)	Residential high-speed data penetration represents residential high-speed data subscribers as a percentage of homes passed.

Road Runner.  TWC offers four tiers of its Road Runnertm high-speed data service in all of its systems: Turbotm, Standard, Basic and Lite and, in New York City, it also offers Extreme. Generally, each tier offers different speeds at a different monthly fee, although TWC is testing consumption-based pricing in one of its operating areas. In TWC’s more advanced operating areas, Turbo offers subscribers speeds of up to 20 mbps downstream and 2 mbps upstream. In addition, in the majority of its systems, TWC provides Turbo subscribers with Powerboosttm, which allows users to initiate brief download speed bursts when TWC’s network capacity permits, and it is in the process of rolling Powerboost out to its Standard subscribers.

TWC’s Road Runner service provides communication tools and personalized services, including e-mail, PC security, parental controls, news groups and online radio, without any additional charge. The Road Runner portal provides access to content and media from local, national and international providers and topic-specific channels, including entertainment, games, news, sports, travel, music, movie listings and shopping sites. In addition, in 2008, TWC launched the Road Runner Video Store, which permits subscribers to rent or purchase television shows and movies for online viewing.

TWC provides high-speed data service over its hybrid fiber coax (“HFC”) network using Data Over Cable Service Interface Specification (“DOCSIS”). In the majority of its systems, TWC has deployed DOCSIS 2.0, and it plans to deploy DOCSIS 3.0 selectively in its systems during 2009, which will enable TWC to deliver speeds significantly faster than currently achievable.

In addition to Road Runner, most of TWC’s cable systems provide their high-speed data subscribers with access to the services of certain other on-line providers, including Earthlink.

Voice Services

Digital Phone.  TWC offered its Digital Phone service to nearly all of its homes passed as of December 31, 2008. Most Digital Phone customers receive unlimited local, in-state and U.S., Canada and Puerto Rico calling and a number of calling features, including call waiting, caller ID and Enhanced 911 (“E911”) services, for a fixed monthly fee. TWC also offers additional calling plans with a variety of options that are designed to meet customers’ particular needs, including a local-only calling plan, an unlimited in-state calling plan and an international calling plan.

The following table presents selected statistical data regarding TWC’s residential Digital Phone subscribers:

	December 31,
	2008	2007	2006
	(in thousands, except percentages)

Homes passed(a)	25,941	24,611	16,623
Residential Digital Phone subscribers(b)(c)	3,747	2,890	1,860
Residential Digital Phone penetration(d)	14.4%	11.7%	11.2%

(a)	Homes passed represent the estimated number of Digital Phone service-ready single residence homes, apartment and condominium units and commercial establishments passed by TWC’s cable systems without further extending the transmission lines.
(b)	Residential Digital Phone subscriber numbers reflect billable subscribers who receive a residential internet protocol (“IP”)-based telephony service. Residential Digital Phone subscriber numbers as of December 31, 2007 and 2006 exclude 9,000 and 106,000 subscribers, respectively, who received traditional, circuit-switched telephone service.
(c)	The determination of whether a Digital Phone subscriber is categorized as commercial or residential is generally based upon the type of service provided to the subscriber. For example, if the Company provides a commercial service, the subscriber is classified as commercial.
(d)	Residential Digital Phone penetration represents residential Digital Phone subscribers as a percentage of Digital Phone service-ready homes passed.

Commercial Services

TWC has provided video, high-speed data and network and transport services to commercial customers for over a decade. During 2007, TWC began selling Business Class Phone to small- and medium-sized businesses in the majority of its operating areas and substantially completed the roll-out in the remainder of its operating areas during 2008. The introduction of Business Class Phone enables TWC to offer its commercial customers a bundle of video, high-speed data and voice services and to compete against bundled services from its competitors.

Video Services

TWC offers commercial customers a full range of video programming tiers marketed under the “Time Warner Cable Business Class” brand. Packages are designed to meet the demands of a business environment by offering a wide variety of video services that enable businesses to entertain customers and stay abreast of news, weather and financial information. Similar to residential customers, commercial customers receive video services through analog transmissions, a combination of digital and analog transmissions or, in systems where TWC has fully deployed digital technology, digital transmissions only.

High-speed Data Services

TWC offers commercial customers a variety of high-speed data services, including Internet access, website hosting and managed security. These services are offered to a broad range of businesses and are marketed under the “Road Runner Business Class” brand. Commercial subscribers pay a flat monthly fee based on the level of service received. Due to their different characteristics, commercial subscribers are charged at different rates than residential subscribers. As of December 31, 2008, TWC had 283,000 commercial high-speed data subscribers. In addition, TWC provides its high-speed data services to other cable operators for a fee, who in turn provide high-speed data services to their customers.

Voice Services

Business Class Phone service includes unlimited local, intrastate and long distance in the United States, Canada, Puerto Rico, US Virgin Islands, Guam and Saipan as well as a toll-free service for a flat monthly rate. As of December 31, 2008, TWC had 30,000 Business Class Phone subscribers.

Commercial Networking and Transport Services

TWC provides dedicated transmission capacity on its network to customers that desire high-bandwidth connections among locations. TWC also offers point-to-point circuits to wireless telephone providers and to other carrier and wholesale customers. TWC’s virtual private network, or VPN, services enable customers to use IP-based business applications for secure communications among geographically dispersed locations, while also providing customers high-speed access to the Internet, and provide secure access to the Internet for remote users, such as traveling employees and employees working from home or a remote location. TWC also offers a variety of Ethernet services that are designed to provide high-speed, high-capacity connections among customers’ local area networks, or LANs, within and between metropolitan areas.

Service Bundles

In addition to selling its services separately, TWC is focused on marketing differentiated packages of multiple services and features, or “bundles,” for a single price. TWC offers bundled services to both its residential and commercial customers and, increasingly, these customers subscribe to two or three of TWC’s primary services. TWC customers who subscribe to a bundle receive a discount from the price of buying the services separately as well as the convenience of a single monthly bill. TWC also is continuing to develop services that are available only to customers who subscribe to a bundle. See “—Cross-platform Features” below. TWC believes that bundled offerings increase its customers’ satisfaction with TWC, increase customer retention and encourage subscription to additional features.

The following table presents selected statistical data regarding TWC’s customer relationships and double play and triple play subscribers:

	December 31,
	2008	2007	2006
	(in thousands, except percentages)

Customer relationships(a)	14,582	14,626	14,565
Double play(b)	4,794	4,703	4,647
Double play penetration(c)	32.9%	32.2%	31.9%
Triple play(d)	3,099	2,363	1,523
Triple play penetration(e)	21.3%	16.2%	10.5%

(a)	Customer relationships represent the number of subscribers who receive at least one level of service, encompassing video, high-speed data and voice services, without regard to the number of services purchased. For example, a subscriber who purchases only high-speed data service and no video service will count as one customer relationship, and a subscriber who purchases both video and high-speed data services will also count as only one customer relationship.
(b)	Double play subscriber numbers reflect TWC customers who subscribe to two of TWC’s primary services (video, high-speed data and voice).
(c)	Double play penetration represents double play subscribers as a percentage of customer relationships.
(d)	Triple play subscriber numbers reflect TWC customers who subscribe to all three of TWC’s primary services (video, high-speed data and voice).
(e)	Triple play penetration represents triple play subscribers as a percentage of customer relationships.

Cross-platform Features

In support of its bundled services strategy, TWC continues to introduce features that operate across two or more of its services. For example, TWC provides nearly two-thirds of its digital video subscribers who also subscribe to its Digital Phone service a Caller ID on TV feature that displays incoming call information on the customer’s television set, at no extra charge. TWC has also introduced a feature called “PhotoShowTV” in the majority of its operating areas that gives digital video subscribers who use both a TWC-provided set-top box and subscribe to TWC’s Road Runner high-speed data service the ability to create and share their personal photo shows and videos with other TWC digital video subscribers using its VOD technology. In addition, TWC has launched a website, www.twondemand.com, and an iPhone application, which provide subscribers with access to the entire catalog of available VOD titles and the ability to conduct various searches, including searching for VOD titles that are most popular in the subscriber’s local area. In 2009, TWC expects to launch remote DVR management, which will allow customers who subscribe to TWC’s DVR service to use the Internet to program their DVRs, and a residential phone web portal, which will allow Digital Phone subscribers to use the Internet to modify Digital Phone features, make payments and listen to voicemail.

Advertising

TWC earns revenues by selling advertising to national, regional and local customers. As part of the agreements under which it acquires video programming, TWC typically receives an allocation of scheduled advertising time in such programming, generally two or three minutes per hour, into which its systems can insert commercials, subject, in some instances, to certain subject matter limitations. The clustering of TWC’s systems expands the share of viewers that TWC reaches within a local designated market area, which helps its local advertising sales business to compete more effectively with broadcast and other media. In addition, TWC has a strong presence in the country’s two largest advertising market areas, New York, NY, and Los Angeles, CA.

In many locations, TWC has formed advertising “interconnects” or entered into representation agreements with contiguous cable system operators to deliver locally inserted commercials across wider geographic areas, replicating the reach of the local broadcast stations as much as possible. TWC also sells the advertising inventory of certain regional sports programming networks. In addition, TWC’s local cable news channels and VOD offerings provide it with opportunities to generate advertising revenue.

Advanced Advertising

TWC is exploring various means by which it could utilize its VOD and other advanced capabilities to deliver to television advertisers the same kind of advanced advertising offerings and measurement data currently available to Internet advertisers. For example, in several divisions, TWC provides overlays that enable digital video subscribers with a TWC-provided set-top box to request additional information regarding certain advertised products, using the remote control, to “telescope” from a traditional advertisement to a long-form VOD segment regarding the advertised product, to vote on a relevant topic or to receive more specific additional information. These tools can be used to provide advertisers with important feedback about the impact of their advertising efforts. TWC also currently provides anonymized VOD and enhanced TV viewing data to its programming partners. In addition, in 2008, TWC and certain other cable operators formed a joint venture, Canoe Ventures LLC (“Canoe”), focused on developing a common technology platform among cable operators for the delivery of advanced advertising products and services to be offered to programmers and advertisers. TWC plans, through Canoe, to expand its measurement capabilities in order to provide anonymized viewing data to marketers and strategic partners to serve as the foundation of its advanced advertising platform.

Wireless Ventures

TWC is investing in technology to provide subscribers with the ability to access its video, high-speed data and voice services outside the home. In November 2008, TWC and several other companies collectively invested $3.2 billion in Clearwire Corporation, a wireless broadband communications company (“Clearwire Corp”), and one of its operating subsidiaries, Clearwire Communications LLC (“Clearwire LLC,” and, collectively with Clearwire Corp, “Clearwire”). TWC invested $550 million for membership interests in Clearwire LLC and received voting and board of director nomination rights in Clearwire Corp. Clearwire LLC was formed by the combination of Sprint Nextel Corporation’s (“Sprint”) and Clearwire Corp’s respective wireless broadband businesses and is focused on deploying the first nationwide fourth-generation wireless network to provide mobile broadband services to wholesale and retail customers. In connection with the transaction, TWC entered into a wholesale agreement with Sprint that allows TWC to offer wireless services utilizing Sprint’s second-generation and third-generation network and a wholesale agreement with Clearwire that will allow TWC to offer wireless services utilizing Clearwire’s mobile broadband wireless network. TWC is also a participant in a joint venture with several other cable companies that holds advanced wireless spectrum licenses. For more information about these wireless investments, see “—Operating Partnerships and Joint Ventures” below.

Marketing and Sales

TWC’s marketing strategy primarily focuses on bundles of video, high-speed data and voice services, including premium services, offered in differentiated, but easy to understand packages that also provide a discount from the price of buying the services separately and the convenience of a single bill. Bundles are generally marketed with entry level pricing, which provides TWC’s customer care representatives the opportunity to offer additional services or upgraded levels of existing services that may be appealing to targeted customer groups. In addition, TWC offers its customers a price lock guarantee, which allows customers to enter into a longer-term contract with TWC at a set rate. As of December 31, 2008, more than 1.0 million of TWC’s customers had a price lock guarantee.

TWC utilizes its brand and the brand statement, The Power of Youtm, in conjunction with a variety of integrated marketing, promotional and sales campaigns and techniques generally on a local or regional basis. TWC’s advertising is intended to let its diverse base of subscribers and potential subscribers know that it is a customer-centric company committed to exceeding customers’ expectations through innovative service offerings and customer service. This message is delivered via broadcast, TWC’s website, its cable systems, print, radio and other outlets including outdoor advertising, direct mail, e-mail, on-line advertising, local grassroots efforts and non-traditional media.

TWC also employs a wide range of direct channels to reach its customers, including outbound telemarketing, door-to-door sales and marketing in retail stores. In addition, TWC uses customer care channels and inbound call centers to increase awareness of its service offerings. Promotional offers with third parties are also a key part of its strategy, and an area in which TWC works with third parties such as consumer electronics manufacturers and cable programmers.

Customer Care

TWC believes that improving customer care contributes to customer satisfaction and lasting customer relationships, which results in increased penetration and retention of its services. TWC’s customer care strategy is focused on four key components, including:

•	Continuous Technical Improvement—Focusing on continuous improvement in network performance through technology and operational enhancements, including deploying redundant fiber networks, high capacity optical transport and IP elements, next generation DOCSIS services and support for two-way customer premise equipment. Operationally, advanced work force management and remote network surveillance and restoration tools provide for increased efficiencies in dispatching TWC’s technicians and resolving customer-reported issues quickly;

•	Ease of Access—Providing customers several means of gaining information, answering questions, placing orders and reporting service trouble. Multiple platforms, including phone conversation, web based interactions (chat and email) and interactive interfaces all contribute to making TWC easy to access and do business with;

•	First Call Resolution—Enabling front line employees to solve customer inquiries quickly and on the first call with targeted answers and solutions to customer questions, problems and needs with desktop tools, improved care network capabilities and enhanced troubleshooting capabilities; and

•	Expand Capacities—Providing additional care capacity to support customer inquiries, order placement and trouble reporting, and ensuring that each call center has the means to route high call volumes to alternative supporting centers in an efficient and streamless manner.

Technology

Cable Systems

TWC’s cable systems employ a HFC network. TWC transmits signals on these systems via laser-fed fiber optic cable from origination points known as “headends” and “hubs” to a group of distribution “nodes,” and uses coaxial cable to deliver these signals from the individual nodes to the homes they serve. TWC pioneered this architecture and received an Emmy award in 1994 for its HFC development efforts. HFC architecture allows the delivery of two-way video and broadband transmissions, which is essential to providing advanced video services like VOD, Road Runner high-speed data service and Digital Phone. As of December 31, 2008, virtually all of the homes passed by TWC’s cable systems were served by plant that had been upgraded to provide at least 750MHz of capacity.

TWC believes that its network architecture is sufficiently flexible and extensible to support its current requirements. However, in order for TWC to continue to innovate and deliver new services to its customers, as well as meet its competitive needs, TWC anticipates that it will need to use the bandwidth available to its systems more efficiently over the next few years. TWC believes that this can be achieved without costly upgrades. For example, to accommodate increasing demands for greater capacity in its network, TWC is deploying a technology known as switched digital video (“SDV”). SDV technology expands network capacity by transmitting only those digital and HD video channels that are being watched within a given grouping of households at any given moment. Since it is generally the case that not all such channels are being watched at all times by a given group of households, SDV technology frees up capacity that can then be made available for other uses. TWC received an Emmy award in 2008 for its efforts in the development of SDV technology. As of December 31, 2008, approximately 5.2 million (or 60%) of digital video subscribers received some portion of their video service via SDV technology, and TWC expects to continue to deploy SDV technology during 2009.

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

Historically, TWC has also relied primarily on set-top box suppliers to create the applications and interfaces TWC makes available to its customers. More recently, TWC has developed and, in a number of its divisions, uses its Open Cable Digital Navigator (“ODN”) and Mystro Digital Navigator (“MDN”) program guides. Although TWC believes that its current applications and interfaces are compelling to subscribers, the lack of compatibility among set-top box operating systems has in the past hindered application development. CableLabs, a nonprofit research and development consortium founded by members of the cable industry, has put forward a set of hardware and software specifications known as “tru2way,” which represent an effort to create a common platform for set-top box applications regardless of the box’s operating system. Several consumer electronics companies, including LG Corporation, Sony Corporation, Panasonic Corporation and Samsung Electronics, Co. Ltd. (“Samsung”), have contracted to produce televisions and other devices with tru2way technology and cable operators, including TWC, have agreed to support the technology in their operating areas. TWC expects that tru2way-enabled televisions and other devices will be available by mid-2009.

Currently, TWC’s digital video subscribers must have either a TWC-provided digital set-top box or a “digital cable-ready” television or similar device equipped with a conditional-access security card (“CableCARD”tm) in order to receive digital video programming. However, a “digital cable-ready” television or similar device equipped with a CableCARD cannot request certain digital signals that are necessary to receive TWC’s two-way video services, such as VOD, channels delivered via SDV technology and TWC’s interactive program guide. In order to receive TWC’s two-way video services, customers generally must have a TWC-provided digital set-top box. Tru2way-enabled televisions and other devices with tru2way technology will also be able to receive TWC’s two-way video services.

Suppliers

TWC contracts with certain third parties for goods and services related to the delivery of its video, high-speed data and voice services.

Video programming.  TWC carries local broadcast stations pursuant to either the Federal Communications Commission (the “FCC”) “must carry” rules or a written retransmission consent agreement with the relevant station owner. Broadcasters recently made their elections for the current three-year carriage cycle, which began on January 1, 2009, and TWC has multi-year transmission consent agreements in place with most of the retransmission consent stations that it carries. For more information, see “—Regulatory Matters” below. Cable networks, including premium services, are carried pursuant to written affiliation agreements. TWC generally pays a monthly per subscriber fee for cable services and sometimes pays a fee for broadcast stations that elect retransmission consent. Such fees typically cover the network or station’s linear feed as well as its free On-Demand content. Payments to the providers of some premium services may be based on a percentage of TWC’s gross receipts from subscriptions to the services. Generally, TWC obtains rights to carry VOD movies and Pay-Per-View events and to sell and/or rent online video programming via the Road Runner Video Store through iN Demand L.L.C., a company in which TWC holds a minority interest. In some instances, TWC contracts directly with film studios for VOD carriage rights for movies. Such VOD content is generally provided to TWC under revenue-sharing arrangements.

Set-top boxes, program guides and network equipment.  TWC purchases set-top boxes and CableCARDs from a limited number of suppliers, including Cisco Systems Inc. (“Cisco Systems”), Motorola Inc. and Samsung and leases these devices to subscribers at monthly rates. See “—Technology—Cable Systems—Set-top Boxes” above and “—Regulatory Matters” below. TWC purchases routers, switches and other network equipment from a variety of providers, the most significant of which is Cisco Systems. See “Risk Factors—Risks Related to Dependence on Third Parties—TWC may not be able to obtain necessary hardware, software and operational support.” In addition to its ODN and MDN program guides, TWC purchases program guides from Cisco Systems and Macrovision Corporation.

High-speed data and voice connectivity.  TWC delivers high-speed data and voice services through TWC’s HFC network, regional fiber networks that are either owned or leased from third parties and through backbone networks that provide connectivity to the Internet and are operated by third parties. TWC pays fees for leased circuits based on the amount of capacity available to it and pays for Internet connectivity based on the amount of data and voice traffic received from and sent over the provider’s network. TWC also has entered into a number of “settlement-free peering” arrangements with affiliated and third-party networks that allow TWC to exchange traffic with those networks without a fee.

Digital Phone.  Under a multi-year agreement between TWC and Sprint Corporation (“Sprint”), Sprint assists TWC in providing Digital Phone service by routing voice traffic to and from destinations outside of TWC’s network via the public switched telephone network, delivering E911 service and assisting in local number portability and long-distance traffic carriage. See “Risk Factors—Risks Related to Dependence on Third Parties—TWC may not be able to obtain necessary hardware, software and operational support.”

Competition

TWC faces intense competition from a variety of alternative information and entertainment delivery sources, principally from direct-to-home satellite video providers and certain telephone companies, each of which offers a broad range of services that provide features and functions comparable to those provided by TWC. The services are also offered in bundles of video, high-speed data and voice services similar to TWC’s and, in certain cases, these offerings include wireless services. The availability of these bundled service offerings and of wireless offerings, whether as a single offering or as part of a bundle, has intensified competition. In addition, technological advances and product innovations have increased and will likely continue to increase the number of alternatives available to TWC’s customers from other providers and intensify the competitive environment. See “Risk Factors—Risks Related to Competition.”

Principal Competitors

Direct broadcast satellite.  TWC’s video services face competition from direct broadcast satellite (“DBS”) services, such as DISH Network Corporation (“Dish Network”) and DirecTV Group Inc. (“DirecTV”). Dish Network and DirecTV offer satellite-delivered pre-packaged programming services that can be received by relatively small and inexpensive receiving dishes. These providers offer aggressive promotional pricing, exclusive programming (e.g., “NFL League Pass”) and video services that are comparable in many respects to TWC’s digital video services, including its DVR service and some of its interactive programming features.

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

Local telephone companies.  TWC’s video, high-speed data and Digital Phone services face competition from the video, DSL, wireless broadband and traditional and wireless phone offerings of AT&T Inc. (“AT&T”) and Verizon Communications Inc. (“Verizon”). In a number of TWC’s operating areas, AT&T and Verizon have upgraded portions of their networks to carry two-way video, high-speed data and IP-based telephony services, each of which is similar to the corresponding service offered by TWC. Moreover, AT&T and Verizon market and sell service bundles of video, high-speed data and voice services plus wireless services, and they market cross-platform features with their wireless services, such as remote DVR control from a wireless handset. TWC also faces competition from the DSL, wireless broadband and phone offerings of smaller incumbent local telephone companies, such as Frontier Communications Corporation and Cincinnati Bell, Inc.

Cable overbuilds.  TWC operates its cable systems under non-exclusive franchises granted by state or local authorities. The existence of more than one cable system, including municipality-owned systems, operating in the same territory is referred to as an “overbuild.” In some of TWC’s operating areas, other operators have overbuilt TWC’s systems and offer video, high-speed data and voice services in competition with TWC.

Other Competition and Competitive Factors

Aside from competing with the video, high-speed data and voice services offered by DBS providers, local incumbent telephone companies and cable overbuilders, each of TWC’s services also faces competition from other companies that provide services on a stand-alone basis.

Video competition.  TWC’s video services face competition from a number of different sources, including companies that deliver movies, television shows and other video programming over broadband Internet connections, such as Hulu.com, as well as online order services with mail delivery, and video stores and home video services. Increasingly, content owners are utilizing Internet-based delivery of content directly to consumers, often without charging a fee for access to the content. Furthermore, due to consumer electronics innovations, consumers will over time be more readily able to watch such Internet-delivered content on television sets.

“Online” competition.  TWC’s high-speed data services face or may face competition from a variety of companies that offer other forms of online services, including low cost dial-up services over ordinary telephone lines and third-generation wireless broadband services, such as those offered by Verizon, AT&T, Sprint and T-Mobile USA, Inc. (“T-Mobile”), and developing technologies, such as fourth-generation wireless services, Internet service via power lines, satellite and various other wireless services (e.g., Wi-Fi).

Digital Phone competition.  TWC’s Digital Phone service competes with traditional and wireless phone providers. An increasing number of homes in the U.S. are replacing their traditional telephone service with wireless phone service, a trend commonly referred to as “wireless substitution.” This trend may be sensitive to economic conditions and consumer spending trends. TWC also competes with national providers of IP-based telephony products, such as Vonage, Skype and magicJack, and companies that sell phone cards at a cost per minute for both national and international service. The increase in the number of different technologies capable of carrying voice services has intensified the competitive environment in which TWC operates its Digital Phone service.

Additional competition.  In addition to multi-channel video providers, cable systems compete with all other sources of news, information and entertainment, including over-the-air television broadcast reception, live events, movie theaters and the Internet. In general, TWC also faces competition from other media for advertising dollars. To the extent that TWC’s services converge with theirs, TWC competes with the manufacturers of consumer electronics products. For instance, TWC’s DVRs compete with similar devices manufactured by consumer electronics companies.

Commercial competition.  TWC’s commercial video, high-speed data, voice and networking and transport services face competition from local incumbent telephone companies, especially AT&T and Verizon, as well as from a variety of other national and regional business services competitors. These companies include facilities-based business service providers, such as Level 3 Communications, Inc. and tw telecom inc., which provide fiber optic services to enterprise and small- to medium-sized business customers, smaller regional competitive local exchange carriers (“CLECs”) that offer voice and high-speed data services using local access lines leased from local incumbent telephone operators, and national providers of IP-telephony products such as Vonage, which provide voice and/or high-speed data services on a residential broadband connection.

Franchise process.  Under the Cable Television Consumer Protection and Competition Act of 1992, franchising authorities are prohibited from unreasonably refusing to award additional franchises. In December 2006, the FCC adopted an order intended to make it easier for competitors to obtain franchises, by defining when the actions of county- and municipal-level franchising authorities will be deemed to be unreasonable as part of the franchising process. Furthermore, legislation supported by regional telephone companies has been enacted in a number of states to allow these companies to enter the video distribution business without obtaining local franchise approval. Legislation of this kind has been enacted in California, Kansas, New Jersey, North Carolina, Ohio, South Carolina, Texas and Wisconsin, which include some of the Company’s largest operating areas. See “—Regulatory Matters—Video Services—Franchising” and “Risk Factors—Risks Related to Government Regulation.”

Employees

As of December 31, 2008, TWC had approximately 46,600 employees, including approximately 1,460 part-time employees. Approximately 5.1% of TWC’s employees are represented by labor unions. TWC considers its relations with its employees to be good.

Regulatory Matters

TWC’s business is subject, in part, to regulation by the Federal Communications Commission (“FCC”) and by most local and some state governments where TWC has cable systems. In addition, TWC’s business is operated subject to compliance with the terms of the Memorandum Opinion and Order issued by the FCC in July 2006 in connection with the regulatory clearance of the transactions related to TWC’s 2006 acquisition of cable systems from Adelphia and Comcast (the “Adelphia/Comcast Transactions Order”). Various legislative and regulatory proposals under consideration from time to time by the United States Congress (“Congress”) and various federal agencies have in the past materially affected TWC and may do so in the future.

The Communications Act of 1934, as amended (the “Communications Act”), and the regulations and policies of the FCC affect significant aspects of TWC’s cable system operations, including video subscriber rates; carriage of broadcast television signals and cable programming, as well as the way TWC sells its program packages to subscribers; the use of cable systems by franchising authorities and other third parties; cable system ownership; offering of voice and high-speed data services; and its use of utility poles and conduits.

The following is a summary of current significant federal, state and local laws and regulations affecting the growth and operation of TWC’s business as well as a summary of the terms of the Adelphia/Comcast Transactions Order. The summary of the Adelphia/Comcast Transactions Order herein does not purport to be complete and is subject to, and is qualified in its entirety by reference to, the provisions of the Adelphia/Comcast Transactions Order.

Video Services

Subscriber rates.  The Communications Act and the FCC’s rules regulate rates for basic cable service and equipment in communities that are not subject to “effective competition,” as defined by federal law. Where there has been no finding by the FCC of effective competition, federal law authorizes franchising authorities to regulate the monthly rates charged by the operator for the minimum level of video programming service, referred to as basic service tier or BST, which generally includes broadcast television signals, satellite-delivered broadcast networks and superstations, local origination channels, a few specialty networks and public access, educational and government channels. This regulation also applies to the installation, sale and lease of equipment used by subscribers to receive basic service, such as set-top boxes and remote control units. In many localities, TWC is no longer subject to rate regulation, either because the local franchising authority has not become certified by the FCC to regulate these rates or because the FCC has found that there is effective competition.

Carriage of broadcast television stations and other programming regulation.  The Communications Act and the FCC’s regulations contain broadcast signal carriage requirements that allow local commercial television broadcast stations to elect once every three years to require a cable system to carry their stations, subject to some exceptions, commonly called “must carry,” or to negotiate with cable systems the terms by which the cable systems may carry their stations, commonly called “retransmission consent.” Broadcasters recently made their elections for the current carriage cycle, which began on January 1, 2009.

The Communications Act and the FCC’s regulations require a cable operator to devote up to one-third of its activated channel capacity for the mandatory carriage of local commercial television stations that elect “must carry” and certain low-power stations. The Communications Act and the FCC’s regulations give local non-commercial television stations mandatory carriage rights, but non-commercial stations do not have the option to negotiate retransmission consent for the carriage of their signals by cable systems. Additionally, cable systems must obtain retransmission consent for all “distant” commercial television stations (i.e., those television stations outside the designated market area to which a community is assigned) except for commercial satellite-delivered independent “superstations” and some low-power television stations.

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

In September 2007, the FCC adopted rules that will require cable operators that offer at least some analog service (i.e., that are not operating “all-digital” systems) to provide subscribers down-converted analog versions of must-carry broadcast stations’ digital signals. In addition, must-carry stations broadcasting in HD format must be carried in HD on cable systems with greater than 552 MHz capacity; standard-definition signals may be carried only in analog format. These rules will become effective after the broadcast television transition from analog to digital service for full power television stations, and are currently scheduled to terminate after three years, subject to FCC review. Congress recently extended the digital transition deadline from February 17, 2009 to June 12, 2009.

The Communications Act also permits franchising authorities to negotiate with cable operators for channels for public, educational and governmental access programming. It also requires a cable system with 36 or more activated channels to designate a significant portion of its channel capacity for commercial leased access by third parties, which limits the amount of capacity TWC has available for other programming. The FCC regulates various aspects of such third-party commercial use of channel capacity on TWC’s cable systems, including the rates and some terms and conditions of the commercial use. These rules are the subject of an ongoing FCC proceeding, and recent revisions to such rules are stayed pursuant to an appeal in the U.S. Court of Appeals for the Sixth Circuit. The FCC also has an open proceeding to examine its substantive and procedural rules for program carriage. TWC is unable to predict whether any such proceedings will lead to any material changes in existing regulations.

In connection with certain changes in TWC’s programming line-up, the Communications Act and FCC regulations also require TWC to give various kinds of advance notice. Under certain circumstances, TWC must give as much as 30 days’ advance notice to subscribers, programmers and franchising authorities, and notice may have to be given in the form of bill inserts, on-screen announcements and/or newspaper advertisements. DBS operators and other non-cable programming distributors are not subject to analogous duties.

As part of the FCC’s collection of information for its Video Competition Report, the FCC released on January 16, 2009 a notice of inquiry, requiring that cable operators submit to the agency information concerning the number of homes that their systems pass and information concerning their subscribers in order to determine whether the FCC’s so-called “70/70” test has been met. If the FCC were to determine that cable systems with 36 or more activated channels are available to 70% of households within the United States and that 70% of those households subscribe to such systems, it may have the authority to promulgate certain additional regulations covering cable operators.

Ownership limitations.  There are various rules prohibiting joint ownership of cable systems and other kinds of communications facilities, including local telephone companies and multichannel multipoint distribution service facilities. The Communications Act also requires the FCC to adopt “reasonable limits” on the number of subscribers a cable operator may reach through systems in which it holds an ownership interest. In December 2007, the FCC adopted an order establishing a 30% limit on the percentage of nationwide multichannel video subscribers that any single cable provider can serve. This rule is now under appellate review. The Communications Act also requires the FCC to adopt “reasonable limits” on the number of channels that cable operators may fill with programming services in which they hold an ownership interest. The matter remains pending before the FCC. It is uncertain when the FCC will rule on this issue or how any regulation it adopts might affect TWC.

Pole attachment regulation.  The Communications Act requires that utilities provide cable systems and telecommunications carriers with non-discriminatory access to any pole, conduit or right-of-way controlled by investor-owned utilities. The Communications Act also permits the FCC to regulate the rates, terms and conditions imposed by these utilities for cable systems’ use of utility poles and conduit space. States are permitted to preempt FCC jurisdiction over pole attachments through certifying that they regulate the terms of attachments themselves. Many states in which TWC operates have done so. Most of these certifying states have generally followed the FCC’s pole attachment rate standards and guidelines. The FCC or a certifying state could increase pole attachment rates paid by cable operators. In addition, the FCC has adopted a higher pole attachment rate applicable to pole attachments made by companies providing telecommunications services. The applicability of and method for calculating pole attachment rates for cable operators that provide digital voice services remains unclear. In November 2007, the FCC issued a Notice of Proposed Rulemaking that proposes to establish a new unified pole attachment rate that would apply to attachments made by a cable operator that are used to provide high-speed Internet services and, potentially, digital voice services as well. The proposed rate would be higher than the current rate paid by cable service providers. If adopted, this proposal could materially increase TWC’s current payments for pole attachments.

Set-top box regulation.  Certain regulatory requirements are also applicable to set-top boxes and other equipment that can be used to receive digital video services. Currently, many cable subscribers rent from their cable operator a set-top box that performs both signal-reception functions and conditional-access security functions. The lease rates cable operators charge for this equipment are subject to rate regulation to the same extent as basic cable service. Under these regulations, cable operators are allowed to set equipment rates for set-top boxes, CableCARDs and remote controls on the basis of actual capital costs, plus an annual after-tax rate of return of 11.25%, on the capital cost (net of depreciation). In 1996, Congress enacted a statute requiring the FCC to pass rules fostering the availability of set-top boxes. An implementing regulation, which became effective on July 1, 2007, requires cable operators to cease placing into service new set-top boxes that have integrated security. Direct broadcast operators are not subject to this requirement.

In December 2002, cable operators and consumer-electronics companies entered into a standard-setting agreement relating to reception equipment that uses a conditional-access security card—a CableCARD—provided by the cable operator to receive one-way cable services. To implement the agreement, the FCC adopted regulations that (i) establish a voluntary labeling system for such one-way devices; (ii) require most cable systems to support these devices; and (iii) adopt various content-encoding rules, including a ban on the use of “selectable output controls” to direct program content only through authorized outputs. In June 2007, the FCC initiated a notice of proposed rulemaking that may lead to regulations covering equipment sold at retail that is designed to receive two-way products and services, which, if adopted, could increase TWC’s cost in supporting such equipment. This notice of proposed rulemaking remains pending.

Switched digital video.  The deployment of SDV allows TWC to save bandwidth by transmitting particular programming services only to groups of homes or nodes where subscribers are viewing the programming at a particular time, rather than broadcasting it to all subscriber homes. The Enforcement Bureau of the FCC has issued preliminary decisions finding that TWC’s notice of its deployment of SDV technology violates FCC rules. These staff-level decisions do not constitute final agency action on the substantive legal issues, and are the subject of a pending appeal. However, if these decisions are upheld, they could impose significant costs upon TWC and/or impede its ability to make additional capacity available for new services through the use of SDV.

On August 22, 2008, the Enforcement Bureau released a Notice of Apparent Liability for Forfeiture (“NAL”) concluding that Oceanic Time Warner Cable (“Oceanic”), an operating division of TWC, violated FCC rules by not providing 30 days’ advance notice to the local franchising authority prior to initiating the delivery of certain existing services using SDV technology. The Enforcement Bureau concluded that this constituted a change in service for which notice is required and fined TWC $7,500. On September 22, 2008, TWC filed its response to this NAL. On January 19, 2009, the Enforcement Bureau issued a Forfeiture Order for this alleged rule violation.

On October 15, 2008, the Enforcement Bureau released two additional NALs/Orders against Oceanic, concluding that the deployment of SDV technology in two cable systems in Hawaii violated FCC rules that require cable operators to support unidirectional cable products and prohibit cable operators from preventing subscribers’ use of navigation devices. The NALs found that moving certain programming channels to the SDV platform prevents subscribers with CableCARD-equipped digital cable products from using their navigation devices to access those channels. Each NAL/Order fined Oceanic $20,000 and ordered Oceanic to provide refunds to customers impacted by the deployment of SDV to reimburse them for the cost of programming channels they are unable to access with their devices. On November 14, 2008, TWC filed its response to these NALs/Orders. On January 19, 2009, the Enforcement Bureau issued Forfeiture Orders for these two SDV deployments and two NALs proposing fines of $25,000 each for failure to describe the methodology TWC would use to provide refunds to subscribers who could not view SDV channels. TWC intends to seek further review by the full FCC and, if necessary, the courts.

Analog to digital migration.  The migration of analog programming channels to digital tiers also allows TWC to save bandwidth. On January 19, 2009, the FCC’s Enforcement Bureau issued two NALs concluding that TWC moved channels in the Palcentia, California and San Diego systems from analog to digital tiers of service without the required notice to customers, in violation of FCC rules. Each NAL proposes a fine of $7,500. These staff-level decisions do not constitute final agency action, and TWC intends to seek further review by the full Commission.

Multiple dwelling units and inside wiring.  In November 2007, the FCC adopted an order declaring null and void all exclusive access arrangements between cable operators and multiple dwelling units and other centrally managed real estate developments (“MDUs”). In connection with the order, the FCC also issued a Further Notice of Proposed Rulemaking regarding whether to expand the ban on exclusivity to other types of multi-channel video programming distributors (“MVPDs”) in addition to cable operators, including DBS providers, and whether to expand the scope of the rules to prohibit exclusive marketing and bulk billing agreements. The order has been appealed by the National Cable and Telecommunications Association (“NCTA”), the cable industry’s principal trade organization. The FCC also has adopted rules facilitating competitors’ access to the cable wiring inside such MDUs. This order, which also has been appealed by the NCTA, could have an adverse impact on TWC’s business because it would allow competitors to use wiring inside MDUs that the cable industry has already deployed.

Copyright regulation.  TWC’s cable systems provide subscribers with, among other things, local and distant television broadcast stations. TWC generally does not obtain a license to use the copyrighted performances contained in these stations’ programming directly from program owners. Instead, in exchange for filing reports with the U.S. Copyright Office and contributing a percentage of revenue to a federal copyright royalty pool, cable operators obtain rights to retransmit copyrighted material contained in broadcast signals pursuant to a compulsory license. The elimination or substantial modification of this compulsory copyright license has been the subject of ongoing legislative and administrative review, and, if eliminated or modified, could adversely affect TWC’s ability to obtain suitable programming and could substantially increase TWC’s programming costs. Additionally, the U.S. Copyright Office has released a ruling on issues relating to the calculation of compulsory license fees that could increase the amount cable operators are required to pay into the copyright royalty pool. Further, the U.S. Copyright Office has not yet made any determinations as to how the compulsory license will apply to digital broadcast signals and services.

In addition, when TWC obtains programming from third parties, TWC generally obtains licenses that include any necessary authorizations to transmit the music included in it. When TWC creates its own programming and provides various other programming or related content, including local origination programming and advertising that TWC inserts into cable-programming networks, TWC is required to obtain any necessary music performance licenses directly from the rights holders. These rights are generally controlled by three music performance rights organizations, each with rights to the music of various composers. TWC generally has obtained the necessary licenses, either through negotiated licenses or through procedures established by consent decrees entered into by some of the music performance rights organizations.

Program access and Adelphia/Comcast Transactions Order.  In the Adelphia/Comcast Transactions Order, the FCC imposed conditions on TWC, which will expire in July 2012, related to regional sports networks (“RSNs”), as defined in the Adelphia/Comcast Transactions Order, and the resolution of disputes pursuant to the FCC’s leased access regulations. In particular, the Adelphia/Comcast Transactions Order provides that (i) neither TWC nor its affiliates may offer an affiliated RSN on an exclusive basis to any MVPD; (ii) TWC may not unduly or improperly influence the decision of any affiliated RSN to sell programming to an unaffiliated MVPD or the prices, terms and conditions of sale of programming by an affiliated RSN to an unaffiliated MVPD; (iii) if an MVPD and an affiliated RSN cannot reach an agreement on the terms and conditions of carriage, the MVPD may elect commercial arbitration to resolve the dispute; (iv) if an unaffiliated RSN is denied carriage by TWC, it may elect commercial arbitration to resolve the dispute in accordance with the FCC’s program carriage rules; and (v) with respect to leased access, if an unaffiliated programmer is unable to reach an agreement with TWC, that programmer may elect commercial arbitration to resolve the dispute, with the arbitrator being required to resolve the dispute using the FCC’s existing rate formula relating to pricing terms. The FCC has suspended this “baseball style” arbitration procedure as it relates to TWC’s carriage of unaffiliated RSNs, although it allowed the arbitration of a claim brought by the Mid-Atlantic Sports Network because the claim was brought prior to the suspension. In that case, in October 2008, the FCC’s Media Bureau upheld the arbitrator’s ruling in favor of the Mid-Atlantic Sports Network, and TWC has petitioned for review by the full FCC. In addition, Herring Broadcasting, Inc., which does business as WealthTV, filed a program carriage complaint against TWC and other cable operators alleging discrimination against WealthTV’s programming in favor of a similarly situated video programming vendors in violation of the FCC’s rules. These proceedings remain pending.

Other federal regulatory requirements.  The Communications Act also includes provisions regulating customer service, subscriber privacy, marketing practices, equal employment opportunity, technical standards and equipment compatibility, antenna structure notification, marking, lighting, emergency alert system requirements and the collection from cable operators of annual regulatory fees, which are calculated based on the number of subscribers served and the types of FCC licenses held. The FCC also actively regulates other aspects of TWC’s video services, including the mandatory blackout of syndicated, network and sports programming; customer service standards; political advertising; indecent or obscene programming; Emergency Alert System requirements for analog and digital services; closed captioning requirements for the hearing impaired; commercial restrictions on children’s programming; equal employment opportunity; recordkeeping and public file access requirements; and technical rules relating to operation of the cable network.

Franchising.  Cable operators generally operate their systems under non-exclusive franchises. Franchises are awarded, and cable operators are regulated, by state franchising authorities, local franchising authorities, or both.

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

In June 2008, the U.S. Court of Appeals for the Sixth Circuit upheld regulations adopted by the FCC in December 2006 intended to limit the ability of local franchising authorities to delay or refuse the grant of competitive franchises (by, for example, imposing deadlines on franchise negotiations). The FCC has applied most of these rules to incumbent cable operators which, although immediately effective, in some cases may not alter existing franchises prior to renewal.

At the state level, several states, including California, Kansas, New Jersey, North Carolina, Ohio, South Carolina, Texas and Wisconsin have enacted statutes intended to streamline entry by additional video competitors, some of which provide more favorable treatment to new entrants than to existing providers. Similar bills are pending or may be enacted in additional states. Despite TWC’s efforts and the protections of federal law, it is possible that some of TWC’s franchises may not be renewed, and TWC may be required to make significant additional investments in its cable systems in response to requirements imposed in the course of the franchise renewal process. See “—Competition—Other Competition and Competitive Factors—Franchise process.”

High-Speed Data Internet Access Services

TWC provides high-speed data services over its existing cable facilities. In 2002, the FCC released an order in which it determined that cable-provided high-speed Internet access service is an interstate “information service”

rather than a “cable service” or a “telecommunications service,” as those terms are defined in the Communications Act. That determination was sustained by the U.S. Supreme Court. The “information service” classification means that the service is not subject to regulation as a cable service or as a telecommunications service under federal, state, or local law. Nonetheless, TWC’s high-speed data access service is subject to a number of regulatory requirements, including compliance with the Communications Assistance for Law Enforcement Act (“CALEA”) requirement that high-speed data service providers implement certain network capabilities to assist law enforcement agencies in conducting surveillance of criminal suspects. In addition, the American Recovery and Reinvestment Act of 2009, enacted on February 17, 2009, provides approximately $7 billion to stimulate investment in broadband. The eligibility and use of these funds has not yet been determined. TWC could be placed at a disadvantage if these funds are not made available in a competitively neutral way.

“Net neutrality” legislative and regulatory proposals.  In previous Congressional sessions, legislation has been introduced proposing “net neutrality” requirements. These legislative proposals would have limited to a greater or lesser extent the ability of broadband providers to adopt pricing models and network management policies.

In September 2005, the FCC issued its Net Neutrality Policy Statement, which at the time, the agency characterized as a non-binding policy statement. The principles contained in the Net Neutrality Policy Statement set forth the FCC’s view that consumers are entitled to access and use lawful Internet content and applications of their choice, to connect to lawful devices of their choosing that do not harm the broadband provider’s network and to competition among network, application, service and content providers. The Net Neutrality Policy Statement notes that these principles are subject to “reasonable network management.” Subsequently, the FCC made these principles binding as to certain telecommunications companies for specified periods of time pursuant to “voluntary commitments” in orders adopted in connection with mergers undertaken by those companies.

Several parties have sought to persuade the FCC to adopt net neutrality-type regulations in a number of proceedings before the agency; however, none of these proceedings has resulted in the adoption of formal regulations. Despite this, a formal complaint was filed against Comcast alleging that its use of “reset packets” to manage peer-to-peer file-sharing traffic constituted an unreasonable network management practice. In August 2008, the FCC released a decision finding in favor of the complainant relying in part on the FCC’s Net Neutrality Policy Statement. That decision is under appeal. For further discussion of “net neutrality” and the impact such proposals could have on TWC if adopted, see the discussion in “Risk Factors—Risks Related to Government Regulation—‘Net neutrality’ legislation or regulation could limit TWC’s ability to operate its high-speed data business profitably and to manage its broadband facilities efficiently to respond to growing bandwidth usage by TWC’s high-speed data customers.”

Voice Services

TWC currently offers residential Digital Phone and Business Class Phone voice services using interconnected Voice over Internet Protocol (“VoIP”) technology. Traditional providers of circuit-switched telephone services generally are subject to significant regulation. It is unclear whether and to what extent regulators will subject interconnected VoIP services such as TWC’s residential Digital Phone and Business Class Phone services to the same regulations that apply to these traditional voice services provided by incumbent telephone companies. In February 2004, the FCC opened a broad-based rulemaking proceeding to consider these and other issues. That rulemaking remains pending. The FCC has, however, extended a number of traditional telephone carrier regulations to interconnected VoIP providers, including requiring interconnected VoIP providers: to provide E911 capabilities as a standard feature to their subscribers; to comply with the requirements of CALEA to assist law enforcement investigations in providing, after a lawful request, call content and call identification information; to contribute to the federal universal service fund; to pay regulatory fees; to comply with subscriber privacy rules; to provide access to their services to persons with disabilities; and to comply with local number portability (“LNP”) rules when subscribers change telephone providers. With respect to LNP requirements, however, the FCC clarified that local exchange carriers and commercial mobile radio service providers have an obligation to port numbers to interconnected VoIP providers.

Certain other issues related to interconnected VoIP services remain unclear. In particular, in November 2004, the FCC determined that regardless of their regulatory classification, certain interconnected VoIP services qualify as interstate services with respect to economic regulation. The FCC preempted state regulations that address such issues as entry certification, tariffing and E911 requirements, as applied to certain interconnected VoIP services. On March 21, 2007, the U.S. Court of Appeals for the Eighth Circuit affirmed the FCC’s November 2004 order with respect to these VoIP services, particularly those having portable or nomadic capability. The jurisdictional classification of other types of interconnected VoIP services, particularly “fixed” services such as that provided by TWC remains uncertain. The Wisconsin and Missouri public utility commissions, for instance, have ruled that TWC’s Digital Phone service is subject to traditional, circuit-switched telephone regulation, while other state commissions have opened investigations into how such VoIP services should be treated in their respective states.

The FCC and various states are also considering how interconnected VoIP services should interconnect with incumbent phone company networks. Because the FCC has yet to classify interconnected VoIP service, the precise scope of interconnection rules as applied to interconnected VoIP service is not clear. As a result, some small incumbent telephone companies may resist interconnecting directly with TWC. Finally, the FCC is considering comprehensive intercarrier compensation reform including the appropriate compensation regime applicable to interconnected VoIP traffic over the public switched telephone network. It is unclear whether and when the FCC or Congress will adopt further rules relating to VoIP interconnection and how such rules would affect TWC’s interconnected VoIP service.

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

Operating Partnerships and Joint Ventures

Time Warner Entertainment Company, L.P.

TWE is a Delaware limited partnership that was formed in 1992. At the time of the restructuring of TWE (the “TWE Restructuring”), which was completed on March 31, 2003, subsidiaries of Time Warner owned general and limited partnership interests in TWE consisting of 72.36% of the pro-rata priority capital and residual equity capital and 100% of the junior priority capital, and a trust established for the benefit of Comcast (“Comcast Trust I”) owned limited partnership interests in TWE consisting of 27.64% of the pro-rata priority capital and residual equity capital. Prior to the TWE Restructuring, TWE’s business consisted of interests in cable systems, cable networks and filmed entertainment.

Through a series of steps executed in connection with the TWE Restructuring, TWE transferred its non-cable businesses, including its filmed entertainment and cable network businesses, along with associated liabilities, to WCI, a wholly owned subsidiary of Time Warner, and the ownership structure of TWE was reorganized so that (i) TWC owned 94.3% of the residual equity interests in TWE, (ii) Comcast Trust I owned 4.7% of the residual equity interests in TWE and (iii) ATC, a wholly owned subsidiary of Time Warner, owned 1.0% of the residual equity interests in TWE and $2.4 billion in mandatorily redeemable preferred equity issued by TWE. In addition, following the TWE Restructuring, Time Warner indirectly held shares of TWC Class A common stock and Class B common stock representing, in the aggregate, 89.3% of the voting power and 82.1% of TWC’s outstanding equity.

On July 28, 2006, the partnership interests and preferred equity originally held by ATC, were contributed to TW NY Cable, a wholly owned subsidiary of TWC, in exchange for a 12.43% non-voting common stock economic interest in TW NY, and Comcast Trust I’s ownership interest in TWE was redeemed. As a result, Time Warner has no direct interest in TWE and Comcast no longer has any interest in TWE. As of December 31, 2008, TWE had $2.6 billion in principal amount of outstanding debt securities with maturities ranging from 2012 to 2033 and fixed interest rates ranging from 8.375% to 10.15%. See “Management’s Discussion and Analysis of Results of Operations and Financial Condition—Financial Condition and Liquidity—Outstanding Debt and Mandatorily Redeemable Preferred Equity and Available Financial Capacity.”

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

Partners of TWE-A/N. The general partnership interests in TWE-A/N are held by TW NY Cable and TWE (together with TW NY Cable, the “TW Partners”) and A/N, a partnership owned by wholly owned subsidiaries of Advance Publications Inc. and Newhouse Broadcasting Corporation. The TW Partners also hold preferred partnership interests. TWE acquired its interest in TWE-A/N as the result of a merger of its wholly-owned subsidiary, TWE-A/N Holdco, L.P. (which previously held the interest), into TWE on December 31, 2008.

2002 restructuring of TWE-A/N. The TWE-A/N cable television joint venture was formed by TWE and A/N in December 1995. A restructuring of the partnership was completed during 2002. As a result of this restructuring, cable systems and their related assets and liabilities serving approximately 2.1 million subscribers as of December 31, 2002 (which amount is not included in TWE-A/N’s 4.8 million consolidated subscribers, as of December 31, 2008) located primarily in Florida (the “A/N Systems”), were transferred to a subsidiary of TWE-A/N (the “A/N Subsidiary”). As part of the restructuring, effective August 1, 2002, A/N’s interest in TWE-A/N was converted into an interest that tracks the economic performance of the A/N Systems, while the TW Partners retain the economic interests and associated liabilities in the remaining TWE-A/N cable systems. Also, in connection with the restructuring, TWC effectively acquired A/N’s interest in Road Runner. TWE-A/N’s financial results, other than the results of the A/N Systems, are consolidated with TWC’s.

Management and operations of TWE-A/N. Subject to certain limited exceptions, TWE is the managing partner, with exclusive management rights of TWE-A/N, other than with respect to the A/N Systems. Also, subject to certain limited exceptions, A/N has authority for the supervision of the day-to-day operations of the A/N Subsidiary and the A/N Systems. In connection with the 2002 restructuring, TWE entered into a services agreement with A/N and the A/N Subsidiary under which TWE agreed to exercise various management functions, including oversight of programming and various engineering-related matters. TWE and A/N also agreed to periodically discuss cooperation with respect to new product development. TWC receives a fee for providing the A/N Subsidiary with high-speed data services and the management functions noted above.

Restrictions on transfer—TW Partners. Each TW Partner is generally permitted to directly or indirectly dispose of its entire partnership interest at any time to a wholly owned affiliate of TWE (in the case of transfers by TWE) or to TWE, Time Warner or a wholly owned affiliate of TWE or Time Warner (in the case of transfers by TW NY Cable). In addition, the TW Partners are also permitted to transfer their partnership interests through a pledge to secure a loan, or a liquidation of TWE in which Time Warner, or its affiliates, receives a majority of the interests of TWE-A/N held by the TW Partners. TWE is allowed to issue additional partnership interests in TWE so long as Time Warner continues to own, directly or indirectly, either 35% or 43.75% of the residual equity capital of TWE, depending on when the issuance occurs.

Restrictions on transfer—A/N Partner. A/N is generally permitted to directly or indirectly transfer its entire partnership interest at any time to certain members of the Newhouse family or specified affiliates of A/N. A/N is also permitted to dispose of its partnership interest through a pledge to secure a loan and in connection with specified restructurings of A/N.

Restructuring rights of the partners. TWE and A/N each has the right to cause TWE-A/N to be restructured at any time. Upon a restructuring, TWE-A/N is required to distribute the A/N Subsidiary with all of the A/N Systems to A/N in complete redemption of A/N’s interests in TWE-A/N, and A/N is required to assume all liabilities of the A/N Subsidiary and the A/N Systems. To date, neither TWE nor A/N has delivered notice of the intent to cause a restructuring of TWE-A/N.

TWE’s regular right of first offer. Subject to exceptions, A/N and its affiliates are obligated to grant TWE a right of first offer prior to any sale of assets of the A/N Systems to a third party.

TWE’s special right of first offer. Within a specified time period following the first, seventh, thirteenth and nineteenth anniversaries of the deaths of two specified members of the Newhouse family (those deaths have not yet occurred), A/N has the right to deliver notice to TWE stating that it wishes to transfer some or all of the assets of the A/N Systems, thereby granting TWE the right of first offer to purchase the specified assets. Following delivery of this notice, an appraiser will determine the value of the assets proposed to be transferred. Once the value of the assets has been determined, A/N has the right to terminate its offer to sell the specified assets. If A/N does not terminate its offer, TWE will have the right to purchase the specified assets at a price equal to the value of the specified assets determined by the appraiser. If TWE does not exercise its right to purchase the specified assets, A/N has the right to sell the specified assets to an unrelated third party within 180 days on substantially the same terms as were available to TWE.

Clearwire Investment

In November 2008, TWC, Intel Corporation (“Intel”), Google Inc., Comcast and Bright House Networks, LLC (together with TWC, Intel Corporation, Google Inc. and Comcast, the “Clearwire Investors”) collectively invested $3.2 billion in Clearwire Corp and one of its operating subsidiaries, Clearwire LLC. TWC’s final ownership interest in Clearwire will be determined based on the trading price of Clearwire Corp’s Class A common stock during a post-closing measuring period ending on February 26, 2009. If the volume weighted average trading price is $17 or below, TWC’s ownership interest will be approximately 4.4%. The closing price of Clearwire Corp’s Class A common stock on February 13, 2009 was $3.60.

In connection with the transaction, affiliates of TWC and the other Clearwire Investors entered into an operating agreement, an equity holders’ agreement and a registration rights agreement (the “Registration Rights Agreement”) with Clearwire, and, other than Intel, a strategic investor agreement governing certain rights and obligations of the parties with respect to the governance of Clearwire Corp, including director nominations, transfer and purchase restrictions on Clearwire Corp’s common stock, rights of first refusal, pre-emptive rights and tag-along rights. Under the Registration Rights Agreement, TWC is entitled to two demand registration rights (other than demands to file a Form S-3) as long as the securities to be registered have an aggregate price to the public of not less than $50 million. After Clearwire becomes eligible to use Form S-3, Clearwire is required to file a shelf registration statement providing for the registration and sale of securities on a delayed or continuous basis and TWC also has the right to demand that Clearwire file a Form S-3. The Registration Rights Agreement also provides TWC with customary “piggyback” registration rights.

Wireless Spectrum Joint Venture

TWC is a participant in a joint venture with certain other cable companies (“SpectrumCo”) that holds advanced wireless spectrum (“AWS”) licenses. Under certain circumstances, the members of SpectrumCo have the ability to exit the venture and receive from the venture, subject to certain limitations and adjustments, AWS licenses covering the areas in which they provide cable services. In January 2009, SpectrumCo redeemed the 10.9% interest held by an affiliate of Cox Communications, Inc. (“Cox”), and Cox received AWS licenses, principally covering areas in which Cox has cable services, and approximately $70 million in cash (of which TWC’s share was $22 million). Following the closing of the Cox transaction, SpectrumCo’s AWS licenses cover 20 MHz over 80% of the continental United States and Hawaii.

TWC’s Governing Documents

Management and Operations

The following description summarizes certain provisions of TWC’s constituent documents and certain agreements that affect and govern TWC’s ongoing operations. Such description does not purport to be complete and is qualified in its entirety by reference to the provisions of such agreements and constituent documents.

TWC common stock. A subsidiary of Time Warner owns 746,000,000 shares of the TWC Class A common stock, which has one vote per share, and 75,000,000 shares of TWC’s Class B common stock, which has ten votes per share, which together represent 90.6% of the voting power of TWC’s common stock and approximately 84% of the common stock. TWC’s existing amended and restated certificate of incorporation (the “TWC Certificate of Incorporation”) does not include a mechanism to convert Class B common stock into Class A common stock. The TWC Class A common stock and Class B common stock vote together as a single class on all matters, except with respect to the election of directors and certain matters described below. In connection with the Separation, prior to the Distribution, TWC will file the Second Amended and Restated Certificate of Incorporation with the Secretary of State of the State of Delaware. Effective upon the filing, each outstanding share of TWC Class A common stock and TWC Class B common stock will be automatically converted into one fully paid and non-assessable share of TWC Common Stock. Holders of TWC Common Stock will have identical rights and one vote per share on all matters submitted to a vote of stockholders.

Board of directors. Under the terms of the TWC Certificate of Incorporation and TWC’s existing by-laws (the “TWC By-laws”), the TWC Class A common stock votes as a separate class with respect to the election of the Class A directors (the “Class A Directors”), and the Class B common stock votes as a separate class with respect to the election of the Class B directors (the “Class B Directors”). In addition, the Class A Directors must represent not less than one-sixth and not more than one-fifth of TWC’s directors, and the Class B Directors must represent not less than four-fifths of TWC’s directors. As a result of its holdings, Time Warner has the ability to cause the election of all Class A Directors and Class B Directors, subject to certain restrictions on the identity of these directors discussed below. Under the TWC Second Amended and Restated Certificate of Incorporation, TWC will have a single class of directors and a single class of common stock and holders of TWC Common Stock will vote as one class for the election of all of the members of TWC’s board of directors.

Under the terms of the TWC Certificate of Incorporation, until August 1, 2009, at least 50% of TWC’s board of directors must be independent directors as defined under the NYSE listed company rules. This provision will also be retained in the TWC Second Amended and Restated Certificate of Incorporation.

Protections of minority Class A common stockholders. Under the terms of the TWC Certificate of Incorporation, the approval of the holders of a majority of the voting power of the outstanding shares of TWC Class A common stock held by persons other than Time Warner and its subsidiaries is necessary for any merger, consolidation or business combination in which the holders of TWC Class A common stock do not receive per share consideration identical to that received by the holders of TWC Class B common stock (other than with respect to voting power) or that would otherwise adversely affect the specific rights and privileges of the holders of the TWC Class A common stock relative to the specific rights and privileges of the holders of the TWC Class B common stock. In addition, the approval of (i) the holders of a majority of the voting power of the outstanding shares of TWC Class A common stock held by persons other than Time Warner and (ii) the majority of the independent directors on TWC’s board of directors is required to:

•	change or adopt a provision inconsistent with the TWC Certificate of Incorporation if such change would have a material adverse effect on the rights of the holders of TWC Class A common stock in a manner different from the effect on the rights of the holders of TWC Class B common stock;

•	through July 31, 2011, (a) change any of the provisions of the TWC By-laws concerning restrictions on transactions between TWC and Time Warner and its affiliates or (b) adopt any provision of the TWC Certificate of Incorporation or By-laws inconsistent with such restrictions; and

•	change or adopt a provision inconsistent with the provisions of the TWC Certificate of Incorporation that set forth:

•	the approvals required in connection with any merger, consolidation or business combination of TWC;

•	the number of independent directors required on the TWC board of directors;

•	the approvals required to change the TWC By-laws; and

•	the approvals required to change the TWC Certificate of Incorporation.

The TWC Second Amended and Restated Certificate of Incorporation will include provisions regarding required approvals that are substantially similar to those described above, except that, while the approval of the holders of a majority of the voting power of the outstanding shares of TWC Class A common stock held by persons other than Time Warner is currently required in certain circumstances, pursuant to the TWC Second Amended and Restated Certificate of Incorporation, the approval of the holders of a majority of the voting power of the outstanding shares of TWC Common Stock held by persons other than Time Warner will be required.

Matters Affecting the Relationship between Time Warner and TWC

Indebtedness approval right. Pursuant to a shareholder agreement between TWC and Time Warner (the “Shareholder Agreement”), until such time as the indebtedness of TWC is no longer attributable to Time Warner, in Time Warner’s reasonable judgment, TWC, its subsidiaries and entities that it manages may not, without the consent of Time Warner, create, incur or guarantee any indebtedness (except for the issuance of commercial paper or borrowings under TWC’s current revolving credit facility up to the limit of that credit facility, to which Time Warner has consented), including preferred equity, or rental obligations if its ratio of indebtedness plus six times its annual rental expense to EBITDA (as EBITDA is defined in the Shareholder Agreement) plus rental expense, or “EBITDAR,” then exceeds or would exceed 3:1. In the Separation Agreement, Time Warner agreed that the calculation of indebtedness under the Shareholder Agreement would exclude (i) any indebtedness incurred pursuant to the 2008 Bridge Facility to fund, in part, the Special Dividend and (ii) any indebtedness that reduces, on a dollar-for-dollar basis, the commitments of the lenders under the 2008 Bridge Facility.

Time Warner standstill. Under the Shareholder Agreement, so long as Time Warner has the power to elect a majority of TWC’s board of directors, Time Warner has agreed that, prior to August 1, 2009, Time Warner will not make or announce a tender offer or exchange offer for TWC Class A common stock without the approval of a majority of the independent directors of TWC; and prior to August 1, 2016, Time Warner will not enter into any business combination with TWC, including a short-form merger, without the approval of a majority of the independent directors of TWC.

Other Time Warner rights. Pursuant to the Shareholder Agreement, so long as Time Warner has the power to elect a majority of TWC’s board of directors, TWC must obtain Time Warner’s consent before (i) entering into any agreement that binds or purports to bind Time Warner or its affiliates or that would subject TWC or its subsidiaries to significant penalties or restrictions as a result of any action or omission of Time Warner or its affiliates; or (ii) adopting a stockholder rights plan, becoming subject to section 203 of the Delaware General Corporation Law, adopting a “fair price” provision in the TWC Certificate of Incorporation or taking any similar action.

Furthermore, pursuant to the Shareholder Agreement, so long as Time Warner has the power to elect a majority of TWC’s board of directors, Time Warner may purchase debt securities issued by TWE only after giving notice to TWC of the approximate amount of debt securities it intends to purchase and the general time period for the purchase, which period may not be greater than 90 days, subject to TWC’s right to give notice to Time Warner that it intends to purchase such amount of TWE debt securities itself.

Concurrently with the execution of the Separation Agreement, TWC and Time Warner entered into Amendment No. 1 to the Shareholder Agreement. Under this amendment, all of Time Warner’s and TWC’s rights and obligations under the Shareholder Agreement will terminate upon the completion of the Separation.

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

The provisions described above will not be included in TWC’s amended and restated By-laws that will become effective in connection with the Separation.

Time Warner Registration Rights. At the closing of the TWE Restructuring, Time Warner and TWC entered into a registration rights agreement (the “Time Warner Registration Rights Agreement”) relating to Time Warner’s shares of TWC common stock. Subject to several exceptions, including TWC’s right to defer a demand registration under some circumstances, Time Warner may, under that agreement, require that TWC take commercially reasonable steps to register for public resale under the Securities Act of 1933, as amended, all shares of common stock that Time Warner requests to be registered. Time Warner may demand an unlimited number of registrations. In addition, Time Warner has been granted “piggyback” registration rights subject to customary restrictions and TWC is permitted to piggyback on Time Warner’s registrations. TWC has also agreed that, in connection with a registration and sale by Time Warner under the Time Warner Registration Rights Agreement, it will indemnify Time Warner and bear all fees, costs and expenses, except underwriting discounts and selling commissions.

Concurrently with the execution of the Separation Agreement, TWC and Time Warner entered into Amendment No. 1 to the Time Warner Registration Rights Agreement, which provides Time Warner with the right to require TWC to file any registration statement necessary to consummate the Separation. In addition, under this amendment, all of TWC’s and Time Warner’s rights and obligations under the Time Warner Registration Rights Agreement will terminate upon the consummation of the Distribution.

Item 1A.	Risk Factors.

Risks Related to Competition

TWC faces a wide range of competition, which could negatively affect its business and financial results.

TWC’s industry is, and will continue to be, highly competitive. Some of TWC’s principal competitors, DBS operators and incumbent local telephone companies, in particular, offer services that provide features and functions comparable to the video, high-speed data and/or voice services that TWC offers, and they offer them in bundles similar to TWC’s. In a number of TWC’s operating areas, AT&T and Verizon have upgraded portions of their networks to carry two-way video, high-speed data with substantial bandwidth and IP-based telephony services, which they market and sell in bundles along with their wireless service. TWC’s competitors try to distinguish their services from TWC’s by offering aggressive promotional pricing, exclusive programming, and/or assertions of superior service or offerings.

In addition, TWC faces competition from a range of other competitors, including, increasingly, companies that deliver content to consumers over the Internet, often without charging a fee for access to the content. This trend could negatively impact customer demand for TWC’s video services, especially premium and On-Demand services, and could encourage content owners to seek higher license fees from TWC in order to subsidize their free distribution of content. TWC also faces competition in high speed data from second- and third-generation wireless broadband services provided by mobile carriers such as Verizon, AT&T, Sprint and T-Mobile and broadband over power lines. Competition in voice services is increasing as more homes in the United States are replacing their traditional telephone service with wireless service.

Any inability to compete effectively or an increase in competition with respect to video, high-speed data or voice services could have an adverse effect on TWC’s financial results and return on capital expenditures due to possible increases in the cost of gaining and retaining subscribers and lower per subscriber revenue, could slow or cause a decline in TWC’s growth rates, reduce TWC’s revenues, reduce the number of TWC’s subscribers and/or reduce TWC’s ability to increase penetration rates for services. As TWC expands and introduces new and enhanced services, TWC may be subject to competition from other providers of those services, such as telecommunications providers, Internet Service Providers and consumer electronics companies, among others. TWC cannot predict the extent to which this competition will affect its future business and financial results or return on capital expenditures.

Future advances in technology, as well as changes in the marketplace, in the economy and in the regulatory and legislative environments, may result in changes to the competitive landscape. For additional information regarding the regulatory and legal environment, see “—Risks Related to Government Regulation,” “—Risks Related to TWC’s Operations—Weakening economic conditions, including a continued downturn in the housing market, may negatively impact TWC’s ability to attract new subscribers, increase rates and maintain or increase revenues” and “Business—Competition” and “—Regulatory Matters.”

TWC operates its cable systems under franchises that are non-exclusive. State and local franchising authorities can grant additional franchises and foster additional competition.

TWC’s cable systems are constructed and operated under non-exclusive franchises granted by state or local governmental authorities. Federal law prohibits franchising authorities from unreasonably denying requests for additional franchises. Consequently, competing operators may build systems in areas in which TWC holds franchises. The existence of more than one cable system operating in the same territory is referred to as an “overbuild.” In the past, competing operators—most of them relatively small—have obtained such franchises and offered competing services in some areas in which TWC holds franchises. More recently, incumbent local telephone companies with significant resources, particularly Verizon and AT&T, have obtained such franchises in order to offer video, high-speed data and voice services in some of TWC’s service areas. See “—TWC faces a wide range of competition, which could negatively affect its business and financial results” above. Verizon and AT&T are continuing to upgrade their networks to expand the geographic areas in which they can deliver video and high-speed data services, in addition to their existing telephone services.

Increased competition from any source, including overbuilders, could require TWC to charge lower prices for existing or future services than TWC otherwise might or require TWC to invest in or obtain additional services more quickly or at higher costs than TWC otherwise might. These actions, or the failure to take steps to allow TWC to compete effectively, could adversely affect TWC’s growth, financial condition and results of operations.

TWC faces risks relating to competition for the leisure and entertainment time of audiences, which has intensified in part due to advances in technology.

In addition to the various competitive factors discussed above, TWC’s business is subject to risks relating to increasing competition for the leisure and entertainment time of consumers. TWC’s business competes with all other sources of entertainment and information delivery, including broadcast television, movies, live events, radio broadcasts, home video products, console games, sports, print media and the Internet. Technological advancements, such as VOD, new video formats, and Internet streaming and downloading, many of which have been beneficial to TWC’s business, have nonetheless increased the number of entertainment and information delivery choices available to consumers and intensified the challenges posed by audience fragmentation. Increasingly, content owners are delivering their content directly to consumers over the Internet, often without charging any fee for access to the content. Furthermore, due to consumer electronics innovations, consumers are more readily able to watch such Internet-delivered content on television sets. The increasing number of choices available to audiences could negatively impact not only consumer demand for TWC’s products and services, but also advertisers’ willingness to purchase advertising from TWC. If TWC does not respond appropriately to further increases in the leisure and entertainment choices available to consumers, TWC’s competitive position could deteriorate, and TWC’s financial results could suffer.

TWC’s competitive position and business and financial results could suffer if it does not develop a compelling wireless offering.

TWC believes that broadband cable networks currently provide the most efficient means to deliver its services, but consumers are increasingly interested in accessing information, entertainment and communication services outside the home as well. TWC is exploring various means by which it can offer its customers mobile services. TWC has entered into a wholesale agreement with Sprint that allows TWC to offer wireless services utilizing Sprint’s second-generation and third-generation network and a wholesale agreement with Clearwire that will allow TWC to offer wireless services utilizing Clearwire’s mobile broadband wireless network, once constructed. TWC also is a participant in SpectrumCo, which holds AWS licenses covering 20 MHz over 80% of the continental United States and Hawaii. There can be no assurance that Clearwire will successfully finance, develop, construct and deploy a nationwide mobile broadband wireless network or that Clearwire, SpectrumCo or the Company will successfully develop wireless services. If TWC incurs significant costs in developing or marketing mobile voice and/or related wireless offerings, and the resulting offerings are not competitive with the offerings of TWC’s competitors or appealing to TWC’s customers, TWC’s business and financial results could suffer. In addition, if TWC’s competitors expand their service bundles to include compelling mobile features before TWC has developed and rolled out equivalent or more compelling offerings, TWC may not be in a position to provide a competitive service offering and its growth, business and financial results may be adversely affected.

Risks Related to TWC’s Operations

Weakening economic conditions, including a continued downturn in the housing market, may negatively impact TWC’s ability to attract new subscribers, increase rates and maintain or increase revenues.

The United States economy is currently undergoing a period of slowdown and the future economic environment may continue to be less favorable than that of recent years. A continuation or further weakening of these economic conditions could lead to further reductions in consumer demand for the Company’s services, especially premium services and DVRs, and a continued increase in the number of homes that replace their traditional telephone service with wireless service, which would negatively impact TWC’s ability to attract customers, increase rates and maintain or increase subscription revenues. In addition, providing basic video services is an established and highly penetrated business. TWC’s ability to achieve incremental growth in basic video subscribers is dependent to a large extent on growth in occupied housing in TWC’s service areas, which is influenced by both national and local economic conditions. If growth in the number of occupied homes continues to decline, it may negatively impact TWC’s ability to gain new basic video subscribers. In addition, TWC’s advertising revenues have been negatively impacted by the weakening economic conditions, and a continuation or further weakening of these conditions could lead to further reduced advertising revenue in the foreseeable future.

TWC’s business is characterized by rapid technological change, and if TWC does not respond appropriately to technological changes, its competitive position may be harmed.

TWC operates in a highly competitive, consumer-driven and rapidly changing environment and is, to a large extent, dependent on its ability to acquire, develop, adopt and exploit new and existing technologies to distinguish its services from those of its competitors. If TWC chooses technologies or equipment that are less effective, cost-efficient or attractive to its customers than those chosen by its competitors, or if TWC offers services that fail to appeal to consumers, are not available at competitive prices or that do not function as expected, TWC’s competitive position could deteriorate, and TWC’s business and financial results could suffer.

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

The rising popularity of bandwidth-intensive Internet-based services poses special risks for TWC’s high-speed data services. Examples of such services include peer-to-peer file sharing services, gaming services and the delivery of video via streaming technology and by download. If heavy usage of bandwidth-intensive services grows beyond TWC’s current expectations, TWC may need to invest more capital than currently anticipated to expand the bandwidth capacity of its systems or TWC’s customers may have a suboptimal experience when using TWC’s high-speed data service. In order to continue to provide quality service at attractive prices, TWC needs the continued flexibility to develop and refine business models that respond to changing consumer uses and demands and to manage bandwidth usage efficiently. TWC’s ability to do these things could be restricted by legislative efforts to impose so-called “net neutrality” requirements on cable operators. See “—Risks Related to Government Regulation—‘Net neutrality’ legislation or regulation could limit TWC’s ability to operate its high-speed data business profitably and to manage its broadband facilities efficiently to respond to growing bandwidth usage by TWC’s high-speed data customers.”

TWC may encounter unforeseen difficulties as it increases the scale of its service offerings to commercial customers.

TWC has sold video, high-speed data and network and transport services to businesses for some time and, in 2007, introduced an IP-based telephony service, Business Class Phone, geared to small- and medium-sized businesses. In order to provide its commercial customers with reliable services, TWC may need to increase expenditures, including spending on technology, equipment and personnel. If the services are not sufficiently reliable or TWC otherwise fails to meet commercial customers’ expectations, the growth of its commercial services business may be limited. In addition, TWC faces competition from the existing local telephone companies as well as from a variety of other national and regional business services competitors. If TWC is unable to successfully attract and retain commercial customers, its growth, financial condition and results of operations may be adversely affected.

TWC relies on network and information systems and other technology, and a disruption or failure of such networks, systems or technology as a result of computer viruses, misappropriation of data or other malfeasance, as well as outages, natural disasters, accidental releases of information or similar events, may disrupt TWC’s business.

Because network and information systems and other technologies are critical to TWC’s operating activities, network or information system shutdowns caused by events such as computer hacking, dissemination of computer viruses, worms and other destructive or disruptive software, denial of service attacks and other malicious activity, as well as power outages, natural disasters, terrorist attacks and similar events, pose increasing risks. Such an event could have an adverse impact on TWC and its customers, including degradation of service, service disruption, excessive call volume to call centers and damage to TWC’s plant, equipment and data. Such an event also could result in large expenditures necessary to repair or replace such networks or information systems or to protect them from similar events in the future. Significant incidents could result in a disruption of TWC’s operations, customer dissatisfaction, or a loss of customers or revenues.

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

TWC relies on patent, copyright, trademark and trade secret laws and licenses and other agreements with its employees, customers, suppliers, and other parties, to establish and maintain its intellectual property rights in technology and the products and services used in TWC’s operations. However, any of TWC’s intellectual property rights could be challenged or invalidated, or such intellectual property rights may not be sufficient to permit TWC to take advantage of current industry trends or otherwise to provide competitive advantages, which could result in costly redesign efforts, discontinuance of certain product or service offerings or other competitive harm. Claims of intellectual property infringement could require TWC to enter into royalty or licensing agreements on unfavorable terms, incur substantial monetary liability or be enjoined preliminarily or permanently from further use of the intellectual property in question, which could require TWC to change its business practices or offerings and limit its ability to compete effectively. Even claims without merit can be time-consuming and costly to defend and may divert management’s attention and resources away from TWC’s businesses. Also, because of the rapid pace of technological change, TWC relies on technologies developed or licensed by third parties, and TWC may not be able to obtain or continue to obtain licenses from these third parties on reasonable terms, if at all.

The accounting treatment of goodwill and other identified intangibles could result in future asset impairments, which would be recorded as operating losses.

Financial Accounting Standards Board (“FASB”) Statement No. 142, Goodwill and Other Intangible Assets (“FAS 142”) requires that goodwill, including the goodwill included in the carrying value of investments accounted for using the equity method of accounting, and other intangible assets deemed to have indefinite useful lives, such as cable franchise rights, cease to be amortized. FAS 142 requires that goodwill and certain intangible assets be tested annually for impairment or earlier upon the occurrence of certain events or substantive changes in circumstances. If TWC finds that the carrying value of goodwill or a certain intangible asset exceeds its estimated fair value, it will reduce the carrying value of the goodwill or intangible asset to the estimated fair value, and TWC will recognize an impairment. Any such impairment is required to be recorded as a noncash operating loss.

TWC’s 2008 annual impairment analysis, which was performed as of December 31, 2008, resulted in a noncash pretax impairment on its cable franchise rights of $14.822 billion, and as a result, the carrying values of the Company’s impaired cable franchise rights were re-set to their estimated fair values as of December 31, 2008. Consequently, any further decline in the estimated fair values of these cable franchise rights could result in additional cable franchise rights impairments. It is possible that such impairments, if required, could be material and may need to be recorded prior to the fourth quarter of 2009 (i.e., during an interim period) if the Company’s results of operations or other factors require such assets to be tested for impairment at an interim date. See “Management’s Discussion and Analysis of Results of Operations and Financial Condition—Critical Accounting Policies and Estimates—Asset Impairments—Goodwill and Indefinite-lived Intangible Assets” and “—Long-lived Assets.”

The IRS and state and local tax authorities may challenge the tax characterizations of the Adelphia Acquisition, the Redemptions (as defined below) and the Exchange (as defined below), or TWC’s related valuations, and any successful challenge by the IRS or state or local tax authorities could materially adversely affect TWC’s tax profile, significantly increase TWC’s future cash tax payments and significantly reduce TWC’s future earnings and cash flow.

The Adelphia Acquisition was designed to be a fully taxable asset sale, the redemption by TWC of Comcast’s interests in TWC (the “TWC Redemption”) was designed to qualify as a tax-free split-off under section 355 of the Internal Revenue Code of 1986, as amended (the “Tax Code”), the redemption by TWE of Comcast’s interests in TWE (the “TWE Redemption” and collectively with the TWC Redemption, the “Redemptions”) was designed as a redemption of Comcast’s partnership interest in TWE, and the exchange between TW NY Cable and Comcast immediately after the Adelphia Acquisition (the “Exchange”) was designed as an exchange of designated cable systems. There can be no assurance, however, that the Internal Revenue Service (the “IRS”) or state or local tax authorities (collectively with the IRS, the “Tax Authorities”) will not challenge one or more of such characterizations or TWC’s related valuations. Such a successful challenge by the Tax Authorities could materially adversely affect TWC’s tax profile (including TWC’s ability to recognize the intended tax benefits from the Adelphia/Comcast Transactions), significantly increase TWC’s future cash tax payments and significantly reduce TWC’s future earnings and cash flow. The tax consequences of the Adelphia Acquisition, the Redemptions and the Exchange are complex and, in many cases, subject to significant uncertainties, including, but not limited to, uncertainties regarding the application of federal, state and local income tax laws to various transactions and events contemplated therein and regarding matters relating to valuation.

TWC has incurred substantial debt, which may limit its flexibility, prevent it from taking advantage of business opportunities and negatively affect its ability to refinance existing debt.

In connection with the Separation, TWC incurred $7.0 billion of indebtedness pursuant to the 2008 Bond Offerings to fund, in part, the Special Dividend and expects to incur additional indebtedness to fund the Special Dividend and expenses related to the Separation Transactions through a combination of borrowings under the 2008 Bridge Facility, additional financing in the public debt markets and/or borrowings under TWC’s $6 billion senior unsecured five-year revolving credit facility (the “Revolving Credit Facility”). The increased indebtedness and the terms of these financing arrangements and any future indebtedness will impose various restrictions on TWC that could limit its ability to respond to market conditions, provide for capital investment needs or take advantage of business opportunities. Also, as a result of TWC’s increased borrowings, its interest expense will be higher than it has been in the past, which will affect TWC’s profitability and cash flows.

In addition, the Revolving Credit Facility and TWC’s $3.045 billion five-year term loan facility both mature in 2011. At this time it is difficult to forecast the future state of the bank loan market. As a result of TWC’s substantial debt levels and the uncertain state of various financial institutions and the credit markets generally, TWC may be unable to refinance its bank facilities in the same amount and on the same terms as its current facilities, which could negatively impact its liquidity and results of operations.

TWC is exposed to risks associated with turmoil in the financial markets.

U.S. and global credit and equity markets have recently undergone significant disruption, making it difficult for many businesses to obtain financing on acceptable terms. In addition, equity markets are continuing to experience wide fluctuations in value. As a result, an increasing number of financial institutions and insurance companies have reported significant deterioration in their financial condition. If any of the significant lenders, insurance companies or other financial institutions are unable to perform their obligations under the Company’s credit agreements, insurance policies or other contracts, and the Company is unable to find suitable replacements on acceptable terms, the Company’s results of operations, liquidity and cash flows could be adversely affected. The Company also faces challenges relating to the impact of the disruption in the global financial markets on other parties with which the Company does business, such as vendors and retailers. The inability of these parties to obtain financing on acceptable terms could impair their ability to perform under their agreements with the Company and lead to various negative effects on the Company, including business disruption, decreased revenues and increases in bad debt write-offs. A sustained decline in the financial stability of these parties could have an adverse impact on TWC’s business and results of operations.

Risks Related to Dependence on Third Parties

Increases in programming and retransmission costs or the inability to obtain popular programming could adversely affect TWC’s operations, business or financial results.

Video programming costs represent a major component of TWC’s expenses and are expected to continue to increase primarily due to the increasing cost of obtaining desirable programming, particularly broadcast and sports programming. TWC’s video service margins have declined over recent years and will continue to decline over the next coming years as cable programming and broadcast station retransmission consent cost increases outpace growth in video revenues. Furthermore, providers of desirable content may be unwilling to enter into distribution arrangements with TWC on acceptable terms. In addition, owners of non-broadcast video programming content may enter into exclusive distribution arrangements with TWC’s competitors. A failure to carry programming that is attractive to TWC’s subscribers could adversely impact subscription and advertising revenues.

TWC may not be able to obtain necessary hardware, software and operational support.

TWC depends on third party suppliers and licensors to supply some of the hardware, software and operational support necessary to provide some of TWC’s services. Some of TWC’s hardware, software and operational support vendors represent TWC’s sole source of supply or have, either through contract or as a result of intellectual property rights, a position of some exclusivity. If demand exceeds these vendors’ capacity or if these vendors experience operating or financial difficulties, especially in light of current economic and market conditions, TWC’s ability to provide some services might be materially adversely affected. These events could materially and adversely affect TWC’s ability to retain and attract subscribers, and have a material negative impact on TWC’s operations, business, financial results and financial condition.

TWC has an agreement with Sprint under which it provides certain functions and services necessary to TWC in providing Digital Phone service to customers by routing voice traffic to and from destinations outside of TWC’s network via the public switched telephone network, delivering E911 service and assisting in local number portability and long-distance traffic carriage. TWC’s reliance on a single provider for these services may render TWC vulnerable to service disruptions and other operational difficulties, which could have an adverse effect on TWC’s business and financial results.

TWC may encounter substantially increased pole attachment costs.

Under federal law, TWC has the right to attach cables carrying video services to telephone and similar poles of investor-owned utilities at regulated rates. However, because these cables carry services other than video services, such as high-speed data services or new forms of voice services, some utility pole owners have sought to impose additional fees for pole attachment. The U.S. Supreme Court has rejected the efforts of some utility pole owners to make cable attachments carrying Internet traffic ineligible for regulatory protection. Pole owners have, however, made arguments in other areas of pole regulation that, if successful, could significantly increase TWC’s costs. In November 2007, the FCC issued a Notice of Proposed Rulemaking that proposes to establish a single pole attachment rate for all utility pole owners carrying broadband Internet access services that would be higher than the rate charged for video and cable modem service.

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

TWC’s video and voice services are subject to extensive regulation at the federal, state, and local levels. In addition, the federal government has extended some regulation to high-speed data services and is considering additional regulations. TWC is also subject to regulation of its video services relating to rates, equipment, technologies, programming, levels and types of services, taxes and other charges. Modification to existing regulations or the imposition of new regulations could have an adverse impact on TWC’s services. If the Congress or regulators were to disallow the use of certain technologies TWC uses today or to mandate the implementation of other technologies, TWC’s services and results of operations could suffer. TWC expects that legislative enactments, court actions, and regulatory proceedings will continue to clarify and, in some cases, change the rights of cable companies and other entities providing video, high-speed data and voice services under the Communications Act and other laws, possibly in ways that TWC has not foreseen. The results of these legislative, judicial, and administrative actions may materially affect TWC’s business operations in areas such as:

•	Voice Communications. Traditional providers of voice services generally are subject to significant state and federal regulations. It is unclear to what extent certain of those regulations (or other regulations) apply to certain providers of interconnected voice-over IP services, including TWC’s. In orders over the past several years, the FCC subjected voice-over IP providers to a number of regulatory obligations applicable to traditional voice service. To the extent that the FCC, Congress or individual states impose additional burdens, TWC’s operations could be adversely affected. See “Business—Regulatory Matters—Voice Services.”

•	Phantom Signals. In May 2008, the U.S. Copyright Office (the “Copyright Office”) published an order stating its view that where cable operators carry a distant station in any portion of a “cable system” as defined in the Copyright Act of 1976, basic service revenues from all portions of such system where such station would be distant must be used to compute copyright compulsory license royalties, even if the station is not actually carried in such areas. The Copyright Office’s reading of the relevant law could significantly increase the Company’s costs of carrying “distant” television stations.

Changes in broadcast carriage regulations could impose significant additional costs on TWC.

Although TWC would likely choose to carry the majority of primary feeds of full power stations voluntarily, so-called “must carry” rules require TWC to carry some local broadcast television signals on some of its cable systems that it might not otherwise carry. If the FCC seeks to revise or expand the “must carry” rules, such as to require carriage of multicast streams, TWC would be forced to carry video programming that it would not otherwise carry and potentially to drop other, more popular programming in order to free capacity for the required programming, which could make TWC less competitive. Moreover, if the FCC adopts rules that are not competitively neutral, cable operators could be placed at a disadvantage versus other multi-channel video providers.

Under the program carriage rules, TWC could be compelled to carry programming services that it would not otherwise carry.

The Communications Act and the FCC’s “program carriage” rules restrict cable operators and MVPDs from unreasonably restraining the ability of an unaffiliated programming vendor to compete fairly by discriminating against the programming vendor on the basis of its non-affiliation in the selection, terms or conditions for carriage. The FCC’s Adelphia/Comcast Transactions Order imposes certain additional obligations related to these rules. Under a successful program carriage complaint, TWC might be compelled to carry programming services it would not otherwise carry and/or to do so on economic and other terms that it would not accept absent such compulsion. TWC is currently the defendant in two program carriage complaints. See “Business—Regulatory Matters—Video Services—Program access and Adelphia/Comcast Transactions Order.” Compelled government carriage could reduce TWC’s ability to carry other, more desirable programming and non-video services, decrease its ability to manage its bandwidth efficiently and increase TWC’s costs, adversely affecting TWC’s competitive position.

“Net neutrality” legislation or regulation could limit TWC’s ability to operate its high-speed data business profitably and to manage its broadband facilities efficiently to respond to growing bandwidth usage by TWC’s high-speed data customers.

Several disparate groups have adopted the term “net neutrality” in connection with their efforts to persuade Congress and regulators to adopt rules that could limit the ability of broadband providers to effectively manage or operate their broadband networks. Proponents of net neutrality advocate a variety of regulations, including regulations which prohibit broadband providers from recovering the costs of rising bandwidth usage from any parties other than retail customers; require absolute nondiscrimination for any Internet traffic; and require forms of “open access.”

The average bandwidth usage of TWC’s high-speed data customers has been increasing significantly in recent years as the amount of high-bandwidth content and the number of applications available on the Internet continue to grow. In order to continue to provide quality service at attractive prices, TWC needs the continued flexibility to develop and refine business models that respond to changing consumer uses and demands and to manage bandwidth usage efficiently. As a result, depending on the form it might take, “net neutrality” legislation or regulation could adversely impact TWC’s ability to operate its high-speed data network profitably and to undertake the upgrades that may be needed to continue to provide high quality high-speed data services and could negatively impact its ability to compete effectively. For a description of current regulatory proposals, see “Business—Regulatory Matters—High-Speed Data Internet Access Services—‘Net neutrality’ legislative and regulatory proposals.”

If TWC is prohibited by regulation from using SDV technology, it may be forced to make costly upgrades to its system in order to remain competitive.

As of December 31, 2008, TWC had deployed switched digital video, or SDV, technology to approximately 5.2 million digital video subscribers. SDV technology allows TWC to save bandwidth by transmitting particular programming services only to groups of homes or nodes where subscribers are viewing the programming at a particular time rather than broadcasting it to all subscriber homes. The FCC may interpret existing regulation or introduce new regulation to restrict cable operators’ ability to use SDV technology. If TWC is prohibited by regulation from using SDV technology, it may have difficulty carrying the volume of HDTV channels and other bandwidth-intensive traffic carried by competitors and may be forced to make costly upgrades to its systems in order to remain competitive. See “Business—Regulatory Matters—Video Services—Switched digital video.”

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

Applicable law is subject to change.

The exact requirements of applicable law are not always clear, and the rules affecting TWC’s businesses are always subject to change. For example, the FCC may interpret its rules and regulations in enforcement proceedings in a manner that is inconsistent with the judgments TWC has made. Likewise, regulators and legislators at all levels of government may sometimes change existing rules or establish new rules. Congress, for example, considers new legislative requirements for cable operators virtually every year, and there is always a risk that such proposals will ultimately be enacted. In addition, federal, state or local governments and/or tax authorities may change tax laws, regulations or administrative practices that could negatively impact TWC’s operating results and financial condition. See “Business—Regulatory Matters.”

Risks Related to the Separation

TWC may not realize some or all of the benefits that it expects from the Separation.

TWC believes that the Separation will result in several benefits to the Company, including increased long-term strategic, operational and regulatory flexibility and a more efficient capital structure. The Company cannot predict with certainty the extent to which these benefits actually will be achieved, if at all. Furthermore, even if some or all of these benefits are achieved, they may not result in the creation of value for TWC’s stockholders.

If the Separation Transactions, including the Distribution, do not qualify as tax-free, either as a result of actions taken or not taken by TWC or as a result of the failure of certain representations by TWC to be true, TWC has agreed to indemnify Time Warner for its taxes resulting from such disqualification, which would be significant. In addition, the restrictions imposed on TWC in connection with the tax treatment of the Distribution could limit TWC’s ability to engage in certain corporate transactions.

The Separation Transactions are conditioned upon Time Warner’s receipt of a private letter ruling from the IRS and Time Warner’s and TWC’s receipt of opinions of tax counsel confirming that the Separation Transactions should generally qualify as tax-free to Time Warner and its stockholders for U.S. federal income tax purposes. The ruling and opinions rely on certain facts, assumptions, representations, and undertakings from Time Warner and TWC regarding the past and future conduct of the companies’ businesses and other matters. If any of these facts, assumptions, representations or undertakings are incorrect or not otherwise satisfied, Time Warner and its stockholders may not be able to rely on the ruling or the opinions and could be subject to significant tax liabilities. Notwithstanding the private letter ruling and opinions, the IRS could determine on audit that the Separation Transactions should be treated as taxable transactions if it determines that any of these facts, assumptions, representations or undertakings are not correct or have been violated, or for other reasons, including as a result of significant changes in the stock ownership of Time Warner or TWC after the Distribution.

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

Some of TWC’s officers and directors may experience conflicts of interest with respect to decisions involving business opportunities and similar matters that may arise in the ordinary course of TWC’s business or the business of Time Warner and its affiliates. One of TWC’s directors is an executive officer of Time Warner and five of TWC’s directors (including Glenn A. Britt, TWC’s President and Chief Executive Officer) served as executive officers of Time Warner or its predecessors in the past. A number of TWC directors and executive officers also have restricted shares, restricted stock units and/or options to purchase shares of Time Warner common stock. These past and ongoing relationships with Time Warner and any significant financial interest in Time Warner by these persons may present conflicts of interest that could materially adversely affect TWC’s business, financial results or financial condition. For example, these decisions could be materially related to:

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

TWC is currently party to agreements and, following the Separation, will be party to new agreements with Time Warner governing the use of TWC’s brand names, including the “Time Warner Cable” brand name, that may be terminated by Time Warner if TWC fails to perform its obligations under those agreements or if TWC undergoes a specified change of control.

TWC is currently party to agreements with Time Warner and, has entered into new agreements with Time Warner that will be effective at the Separation, governing the use of TWC’s brand name. These agreements may be terminated by Time Warner if TWC:

•	commits a significant breach of its obligations under such agreements;

•	undergoes a specified change of control; or

•	materially fails to maintain the quality standards established for the use of these brand names and the products and services related to these brand names.

TWC licenses its brand name, “Time Warner Cable,” from Time Warner and the trademark “Road Runner” from an affiliate of Time Warner and will continue to do so following the Separation. If Time Warner terminates these brand name license agreements, TWC would lose the goodwill associated with its brand names and be forced to develop new brand names, which would likely require substantial expenditures, and TWC’s business, financial results or financial condition would likely be materially adversely affected.

A change in Time Warner’s controlling interest in TWC may cause short-term volatility in trading volume and market price of TWC’s common stock.

Time Warner currently owns approximately 84.0% of TWC’s common stock, which represents a 90.6% voting interest. Time Warner and TWC have entered into a Separation Agreement. In connection with the Separation Transactions, if a number of TWC’s resulting new stockholders chose to sell their shares, or if there is a perception that such sales might occur, it may cause short-term volatility in the trading volume and market price of TWC’s common stock.

Time Warner’s capital markets and debt activity could adversely affect capital resources available to TWC.

Prior to the Separation, TWC’s ability to obtain financing in the capital markets and from other private sources may be adversely affected by future capital markets activity undertaken by Time Warner and its other subsidiaries. Capital raised by or committed to Time Warner for matters unrelated to TWC may reduce the supply of capital available for TWC as a result of increased leverage of Time Warner on a consolidated basis or reluctance in the market to incur additional credit exposure to Time Warner on a consolidated basis. In addition, TWC’s ability to undertake significant capital raising activities may be constrained by competing capital needs of other Time Warner businesses unrelated to TWC. As of December 31, 2008, Time Warner had unused committed capacity of approximately $4.4 billion under its $7.0 billion committed credit facility, and approximately $1.2 billion of cash and equivalents, and TWC had approximately $5.7 billion of available borrowing capacity under the Revolving Credit Facility, and approximately $5.4 billion of cash and equivalents.

TWC is exempt from certain corporate governance requirements since TWC is a “controlled company” within the meaning of the NYSE rules and, as a result, its stockholders do not have the protections afforded by these corporate governance requirements.

Time Warner controls more than 50% of the voting power of TWC’s outstanding common stock. As a result, TWC is considered to be a “controlled company” for the purposes of the NYSE listing requirements and therefore is permitted to, and has, opted out of the NYSE listing requirements that would otherwise require TWC’s compensation and nominating and governance committees to be comprised entirely of independent directors. Accordingly, TWC’s stockholders do not have the same protections afforded to stockholders of companies that are subject to all of the NYSE corporate governance requirements. However, the TWC Certificate of Incorporation contains provisions requiring that independent directors constitute at least 50% of TWC’s board of directors and the TWC By-laws require that certain related party transactions be approved by a majority of these independent directors.

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

TWC’s principal physical assets consist of operating plant and equipment, including signal receiving, encoding and decoding devices, headends and distribution systems and equipment at or near subscribers’ homes for each of TWC’s cable systems. The signal receiving apparatus typically includes a tower, antenna, ancillary electronic equipment and earth stations for reception of satellite signals. Headends, consisting of electronic equipment necessary for the reception, amplification and modulation of signals, are located near the receiving devices. TWC’s distribution system consists primarily of coaxial and fiber optic cables, lasers, routers, switches and related electronic equipment. TWC’s cable plant and related equipment generally are either attached to utility poles under pole rental agreements with local public utilities or the distribution cable is buried in underground ducts or trenches. Customer premise equipment consists principally of set-top boxes and cable modems. The physical components of cable systems require periodic maintenance.

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

As of December 31, 2008, TWC leased and owned real property housing national operations centers and regional data centers used in its high-speed data services business in Herndon, VA; Raleigh, NC; Syracuse, NY; Austin, TX; Kansas City, MO; Orange County, CA; New York, NY; Coudersport, PA; and Columbus, OH, and TWC also leased and owned locations for its corporate offices in New York, NY; Stamford, CT; and Charlotte, NC as well as numerous business offices, warehouses and properties housing divisional operations throughout the country. TWC’s signal reception sites, primarily antenna towers and headends, and microwave facilities are located on owned and leased parcels of land, and TWC owns or leases space on the towers on which certain of its equipment is located. TWC owns most of its service vehicles.

TWC believes that its properties, both owned and leased, taken as a whole, are in good operating condition and are suitable and adequate for its business operations.

Item 3.	Legal Proceedings.

On September 20, 2007, Brantley, et al. v. NBC Universal, Inc., et al. was filed in the U.S. District Court for the Central District of California against the Company and Time Warner. The complaint, which also named as defendants several other programming content providers (collectively, the “programmer defendants”) as well as other cable and satellite providers (collectively, the “distributor defendants”), alleged violations of Sections 1 and 2 of the Sherman Antitrust Act. Among other things, the complaint alleged coordination between and among the programmer defendants to sell and/or license programming on a “bundled” basis to the distributor defendants, who in turn purportedly offer that programming to subscribers in packaged tiers, rather than on a per channel (or “à la carte”) basis. Plaintiffs, who seek to represent a purported nationwide class of cable and satellite subscribers, demand, among other things, unspecified treble monetary damages and an injunction to compel the offering of channels to subscribers on an “à la carte” basis. On December 3, 2007, plaintiffs filed an amended complaint in this action (the “First Amended Complaint”) that, among other things, dropped the Section 2 claims and all allegations of horizontal coordination. On December 21, 2007, the programmer defendants, including Time Warner, and the distributor defendants, including TWC, filed motions to dismiss the First Amended Complaint. On March 10, 2008, the court granted these motions, dismissing the First Amended Complaint with leave to amend. On March 20, 2008, plaintiffs filed a second amended complaint (the “Second Amended Complaint”) that modified certain aspects of the First Amended Complaint in an attempt to address the deficiencies noted by the court in its prior dismissal order. On April 22, 2008, the programmer defendants, including Time Warner, and the distributor defendants, including TWC, filed motions to dismiss the Second Amended Complaint, which motions were denied by the court on June 25, 2008. On July 14, 2008, the programmer defendants and the distributor defendants filed motions requesting the court to certify its June 25, 2008 order for interlocutory appeal to the U.S. Court of Appeals for the Ninth Circuit, which motions were denied by the district court on August 4, 2008. On November 14, 2008, Time Warner was dismissed as a programmer defendant, and Turner Broadcasting System, Inc. was substituted in its place. The Company intends to defend against this lawsuit vigorously.

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

Certain Patent Litigation

On September 1, 2006, Ronald A. Katz Technology Licensing, L.P. (“Katz”) filed a complaint in the U.S. District Court for the District of Delaware alleging that TWC and several other cable operators, among other defendants, infringe a number of patents purportedly relating to the Company’s customer call center operations and/or voicemail services. The plaintiff is seeking unspecified monetary damages as well as injunctive relief. On March 20, 2007, this case, together with other lawsuits filed by Katz, was made subject to a Multidistrict Litigation (“MDL”) Order transferring the case for pretrial proceedings to the U.S. District Court for the Central District of California. In April 2008, TWC and other defendants filed “common” motions for summary judgment, which argued, among other things, that a number of claims in the patents at issue are invalid under Sections 112 and 103 of the Patent Act. On June 19 and August 4, 2008, the court issued orders granting, in part, and denying, in part, those motions. Defendants filed additional “individual” motions for summary judgment in August 2008, which argued, among other things, that defendants’ respective products do not infringe the surviving claims in plaintiff’s patents. Those motions have been fully briefed, but no decision has been reached. The Company intends to defend against this lawsuit vigorously.

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

On November 21, 2008, WCI, in its capacity as the holder of a majority of TWC’s outstanding Class A common stock and all of its Class B common stock (representing in the aggregate 1,496,000,000 votes), consented to amendments to TWC’s 2006 Stock Incentive Plan that were approved by TWC’s Board of Directors on August 1,

2008, with respect to the treatment of TWC’s outstanding restricted stock units in connection with the Separation. On December 8, 2008, TWC filed an Information Statement pursuant to Section 14(c) of the Securities Exchange Act with the SEC and furnished it to its stockholders. The amendments to TWC’s 2006 Stock Incentive Plan will not become effective until certain conditions set forth in the Separation Agreement have been satisfied or waived.

EXECUTIVE OFFICERS OF THE COMPANY

Pursuant to General Instruction G(3) to Form 10-K, the information regarding the Company’s executive officers required by Item 401(b) of Regulation S-K is hereby included in Part I of this report.

The following table sets forth the name of each executive officer of the Company, the office held by such officer and the age of such officer as of February 20, 2009.

Name	Age	Office

Glenn A. Britt	59	President and Chief Executive Officer
Ellen East	47	Executive Vice President, Chief Communications Officer
Landel C. Hobbs	46	Chief Operating Officer
Michael LaJoie	54	Executive Vice President and Chief Technology Officer
Marc Lawrence-Apfelbaum	53	Executive Vice President, General Counsel and Secretary
Gail MacKinnon	46	Executive Vice President, Government Relations
Robert D. Marcus	43	Senior Executive Vice President and Chief Financial Officer
Carl U.J. Rossetti	60	Executive Vice President, Corporate Development
Peter C. Stern	37	Executive Vice President and Chief Strategy Officer

Set forth below are the principal positions held during at least the last five years by each of the executive officers named above:

Mr. Britt	Glenn A. Britt has served as the Company’s President and Chief Executive Officer since February 15, 2006. Prior to that, he served as the Company’s Chairman and Chief Executive Officer from March 2003. Prior to that, Mr. Britt was the Chairman and Chief Executive Officer of the Time Warner Cable division of TWE, now the Company’s subsidiary, from August 2001 and its President from January 1999 to August 2001. Prior to assuming that position, he held various senior positions with Time Warner Cable Ventures, a unit of TWE, certain of the Company’s predecessor entities, and Time Warner and its predecessor Time Inc. Effective at the Separation, Mr. Britt will serve as Chairman of the Board in addition to his other positions at the Company.

Ms. East	Ellen East has served as the Company’s Executive Vice President, Chief Communications Officer since October 2007. Prior to that, she served as Vice President of Communications and Public Affairs at Cox Communications Inc., a provider of video, internet and telephone services, from January 2000 having served in various other positions there from 1993. In that capacity, she oversaw internal, external and shareholder communications and community relations and provided strategic advice on public and media relations, industry affairs and regulatory issues.

Mr. Hobbs	Landel C. Hobbs has served as the Company’s Chief Operating Officer since August 2005. Prior to that, he served as the Company’s Executive Vice President and Chief Financial Officer from March 2003 and in the same capacity for the Time Warner Cable division of TWE from October 2001. Prior to that, he was Vice President, Financial Analysis and Operations Support for Time Warner from September 2000 to October 2001. Prior to that, beginning in 1993, Mr. Hobbs was employed by Turner Broadcasting System, Inc. (“TBS”) (a subsidiary of Time Warner since 1996), including as Senior Vice President and Chief Accounting Officer from 1996 until September 2000.

Mr. LaJoie	Michael L. LaJoie has served as the Company’s Executive Vice President and Chief Technology Officer since January 2004. Prior to that, he served as Executive Vice President of Advanced Technology from March 2003 and in the same capacity for the TWC division of TWE from August 2002. Mr. LaJoie served as Vice President of Corporate Development of the Time Warner Cable division of TWE from 1998.

Mr. Lawrence-Apfelbaum	Marc Lawrence-Apfelbaum has served as the Company’s Executive Vice President, General Counsel and Secretary since January 2003. Prior to that, he served as Senior Vice President, General Counsel and Secretary of the Time Warner Cable division of TWE from 1996 and other positions in the law department prior to that.

Ms. MacKinnon	Gail MacKinnon has served as the Company’s Executive Vice President, Government Relations since August 2008. Prior to that, she served as Senior Vice President of Global Public Policy for Time Warner from January 2007. Prior to joining Time Warner, Ms. MacKinnon served as Senior Vice President for Government Relations at the National Cable and Telecommunications Association, where she managed the cable industry’s outreach to members of Congress and the Executive Branch from January 2006. Prior to that, she served as Vice President of Government Relations at Viacom Inc. (“Viacom”), an entertainment company, from May 2000 following Viacom’s merger with CBS Corporation, a radio and television broadcasting company, where she served as Vice President, Federal Relations from 1997. Prior to that, beginning in 1994, Ms. MacKinnon worked at TBS as Director of Government Relations.

Mr. Marcus	Robert D. Marcus has served as the Company’s Senior Executive Vice President and Chief Financial Officer since January 1, 2008. Prior to that, he served as the Company’s Senior Executive Vice President from August 2005, joining the Company from Time Warner where he had served as Senior Vice President, Mergers and Acquisitions from 2002. Mr. Marcus joined Time Warner in 1998 as Vice President of Mergers and Acquisitions.

Mr. Rossetti	Carl U.J. Rossetti has served as the Company’s Executive Vice President, Corporate Development since August 2002. Previously, Mr. Rossetti served as an Executive Vice President of the Time Warner Cable division of TWE from 1998 and in various other positions since 1976.

Mr. Stern	Peter C. Stern has served as the Company’s Executive Vice President and Chief Strategy Officer since March 2008. Prior to that, he served as the Company’s Executive Vice President of Product Management from 2005, after serving as Senior Vice President of Strategic Planning from 2004. Mr. Stern joined the Company from Time Warner where he had served as Vice President of Strategic Initiatives from 2001.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The principal market for TWC Class A common stock is the NYSE. The TWC Class A common stock began trading on the NYSE on March 1, 2007. For quarterly price information with respect to the TWC Class A common stock since that date, see “Quarterly Financial Information” at page 141 herein, which information is incorporated herein by reference. There were approximately 5,800 holders of record of TWC Class A common stock as of January 30, 2009. There is no established public trading market for the Company’s Class B common stock, which was held of record by one holder as of February 20, 2009.

TWC has not paid any cash dividends on its common stock over the last two years. Pursuant to the terms of the Separation Agreement, TWC’s board of directors has authorized the payment of a special cash dividend to holders of TWC’s outstanding Class A common stock and Class B common stock, including Time Warner, in an amount equal to $10.27 per share (aggregating $10.855 billion). TWC’s board of directors will determine whether to pay other dividends in the future based on conditions then existing, including TWC’s earnings, financial condition and capital requirements, as well as economic and other conditions TWC’s board of directors may deem relevant. In addition, TWC’s ability to declare and pay dividends on its common stock is subject to requirements under Delaware law and covenants in TWC’s senior unsecured revolving credit facility.

In connection with the Separation Transactions, the Company will effectuate the Recapitalization, causing each share of TWC Class A common stock and Class B common stock to be converted into one share of TWC Common Stock. The Company also has been authorized to effectuate a reverse stock split of the TWC Common Stock at a 1-for-3 ratio.

Item 6.	Selected Financial Data.

The selected financial information of TWC for the five years ended December 31, 2008 is set forth at pages 139 through 140 herein and is incorporated herein by reference.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The information set forth under the caption “Management’s Discussion and Analysis of Results of Operations and Financial Condition” at pages 50 through 87 herein is incorporated herein by reference.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

The information set forth under the caption “Market Risk Management” at pages 80 through 81 herein is incorporated herein by reference.

Item 8.	Financial Statements and Supplementary Data.

The consolidated financial statements of TWC and the report of independent registered public accounting firm thereon set forth at pages 88 through 135 and 137 herein are incorporated herein by reference.

Quarterly Financial Information set forth at page 141 herein is incorporated herein by reference.

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

Management’s Report on Internal Control Over Financial Reporting

Management’s report on internal control over financial reporting and the report of the independent registered public accounting firm thereon set forth at pages 136 and 138 is incorporated herein by reference.

Changes in Internal Control Over Financial Reporting

There have not been any changes in TWC’s internal control over financial reporting during the quarter ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

Item 9B.	Other Information.

Not applicable.

PART III

Items 10, 11, 12, 13 and 14.	Directors, Executive Officers and Corporate Governance; Executive Compensation; Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters; Certain Relationships and Related Transactions and Director Independence; Principal Accountant Fees and Services.

Information called for by Items 10, 11, 12, 13 and 14 of Part III is incorporated by reference from the Company’s definitive Proxy Statement to be filed in connection with its 2009 Annual Meeting of Stockholders pursuant to Regulation 14A, except that (i) the information regarding the Company’s executive officers called for by Item 401(b) of Regulation S-K has been included in Part I of this Annual Report and (ii) the information regarding certain Company equity compensation plans called for by Item 201(d) of Regulation S-K is set forth below.

The Company has adopted a Code of Ethics for its Senior Executive and Senior Financial Officers. A copy of the Code is publicly available on the Company’s website at www.timewarnercable.com/investors. Amendments to the Code or any grant of a waiver from a provision of the Code requiring disclosure under applicable SEC rules will also be disclosed on the Company’s website.

Equity Compensation Plan Information

The following table summarizes information as of December 31, 2008, about the Company’s outstanding equity compensation awards and shares of Class A common stock reserved for future issuance under the Company’s equity compensation plans.

Number of securities
	Number of securities		remaining available for
	to be issued upon	Weighted-average exercise	future issuance under
	exercise of outstanding	price of outstanding	equity compensation plans
	options, warrants	options, warrants	(excluding securities
	and rights(2)	and rights(2)	reflected in column (a))(3)
	(a)	(b)	(c)

Equity compensation plans approved by security holders(1)	12,069,236	$30.81	79,464,096
Equity compensation plans not approved by security holders	—	—	—

Total	12,069,236	$30.81	79,464,096

(1)	Equity compensation plans approved by security holders covers the Time Warner Cable Inc. 2006 Stock Incentive Plan (the “2006 Stock Plan”), which was approved by the Company’s stockholders in May 2007 and is currently the Company’s only compensation plan pursuant to which the Company’s equity is awarded.
(2)	Column (a) includes 4,688,633 shares of Class A common stock underlying outstanding restricted stock units. Because there is no exercise price associated with restricted stock units, such equity awards are not included in the weighted-average exercise price calculation in column (b).
(3)	A total of 100,000,000 shares of Class A common stock have been authorized for issuance pursuant to the terms of the 2006 Stock Plan. Any shares of Class A common stock issued in connection with awards other than stock options or stock appreciation rights (a “Non-option Award”) are counted against the shares remaining available under the 2006 Stock Plan as the number of shares equal to a ratio (the “Ratio”) for every share issued in connection with a Non-option Award and any shares issued in connection with stock options or stock appreciation rights are counted against the limit as one share for every share issued. The Ratio is the quotient resulting from dividing (a) the grant date fair value of such Non-option Award, as determined for financial reporting purposes, by (b) the grant date fair value of a stock option granted under the 2006 Stock Plan. As a result, based on the Ratio determined on December 31, 2008, of the shares of Class A common stock available for future issuance under the 2006 Stock Plan listed in column (c), as of December 31, 2008, a maximum of 29,650,782 shares may be issued in connection with awards of restricted stock or restricted stock units.

The Company’s stockholders approved amendments to the 2006 Stock Plan, effective upon the date of the Separation. These amendments will increase the number of shares of TWC common stock available for future issuances under the 2006 Stock Plan by an aggregate of (1) 25 million shares, (2) the number of additional shares subject to options as a result of adjustments made to stock options outstanding under the 2006 Stock Plan immediately prior to the Separation to account for any decrease in the value of TWC common stock resulting from the payment of the Special Dividend and (3) the number of shares that will be underlying additional RSUs awarded to certain holders of outstanding RSUs pursuant to the terms of their award agreements in connection with the payment of the Special Dividend. The table above does not reflect these additional authorized shares or the impact of the Recapitalization or the reverse stock split, which are anticipated to be effected in connection with the Separation.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

(a)(1)-(2) Financial Statements and Schedules:

(i) The list of consolidated financial statements and schedules set forth in the accompanying Index to Consolidated Financial Statements and Other Financial Information at page 49 herein is incorporated herein by reference. Such consolidated financial statements and schedules are filed as part of this Annual Report.

(ii) All other financial statement schedules are omitted because the required information is not applicable, or because the information required is included in the consolidated financial statements and notes thereto.

(3) Exhibits:

The exhibits listed on the accompanying Exhibit Index are filed or incorporated by reference as part of this Annual Report and such Exhibit Index is incorporated herein by reference. Exhibits 10.30 through 10.40 and 10.43 through 10.48 listed on the accompanying Exhibit Index identify management contracts or compensatory plans or arrangements required to be filed as exhibits to this Annual Report, and such listing is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TIME WARNER CABLE INC.

By:	/s/ Glenn A. Britt
Name:     Glenn A. Britt

Title:	President and Chief Executive Officer

Dated: February 20, 2009

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Glenn A. Britt Glenn A. Britt	Director, President and Chief Executive Officer (principal executive officer)	February 20, 2009

/s/ Robert D. Marcus Robert D. Marcus	Senior Executive Vice President and Chief Financial Officer (principal financial officer)	February 20, 2009

/s/ William F. Osbourn, Jr. William F. Osbourn, Jr.	Senior Vice President and Controller (principal accounting officer)	February 20, 2009

/s/ Jeffrey L. Bewkes Jeffrey L. Bewkes	Director	February 20, 2009

/s/ Carole Black Carole Black	Director	February 20, 2009

/s/ Thomas H. Castro Thomas H. Castro	Director	February 20, 2009

/s/ David C. Chang David C. Chang	Director	February 20, 2009

/s/ James E. Copeland, Jr. James E. Copeland, Jr.	Director	February 20, 2009

/s/ Peter R. Haje Peter R. Haje	Director	February 20, 2009

/s/ Don Logan Don Logan	Director	February 20, 2009

/s/ N.J. Nicholas, Jr. N.J. Nicholas, Jr.	Director	February 20, 2009

/s/ Wayne H. Pace Wayne H. Pace	Director	February 20, 2009

TIME WARNER CABLE INC.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
AND OTHER FINANCIAL INFORMATION

TIME WARNER CABLE INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS
OF OPERATIONS AND FINANCIAL CONDITION

INTRODUCTION

Management’s discussion and analysis of results of operations and financial condition (“MD&A”) is a supplement to the accompanying consolidated financial statements and provides additional information on Time Warner Cable Inc.’s (together with its subsidiaries, “TWC” or the “Company”) business, current developments, financial condition, cash flows and results of operations. MD&A is organized as follows:

•	Overview. This section provides a general description of TWC’s business, as well as recent developments the Company believes are important in understanding the results of operations and financial condition or in understanding anticipated future trends.

•	Financial statement presentation. This section provides a summary of how the Company’s operations are presented in the accompanying consolidated financial statements.

•	Results of operations. This section provides an analysis of the Company’s results of operations for the three years ended December 31, 2008.

•	Financial condition and liquidity. This section provides an analysis of the Company’s cash flows for the three years ended December 31, 2008, as well as a discussion of the Company’s outstanding debt and commitments that existed as of December 31, 2008. Included in the analysis of outstanding debt is a discussion of the amount of financial capacity available to fund the Company’s future commitments, as well as a discussion of other financing arrangements.

•	Market risk management. This section discusses how the Company monitors and manages exposure to potential gains and losses arising from changes in market rates and prices, such as interest rates.

•	Critical accounting policies and estimates. This section discusses accounting policies and estimates that require the use of assumptions that were uncertain at the time the estimate was made and that could have a material effect on the Company’s consolidated results of operations or financial condition if there were changes in the estimate or if a different estimate was made. The Company’s significant accounting policies, including those considered to be critical accounting policies and estimates, are summarized in Note 3 to the accompanying consolidated financial statements.

•	Caution concerning forward-looking statements. This section provides a description of the use of forward-looking information appearing in this report, including in MD&A and the consolidated financial statements. Such information is based on management’s current expectations about future events, which are inherently susceptible to uncertainty and changes in circumstances. Refer to Item 1A, “Risk Factors” in Part I of this report, for a discussion of the risk factors applicable to the Company.

OVERVIEW

TWC is the second-largest cable operator in the U.S., with technologically advanced, well-clustered systems located mainly in five geographic areas – New York State (including New York City), the Carolinas, Ohio, southern California (including Los Angeles) and Texas. As of December 31, 2008, TWC served approximately 14.6 million customers who subscribed to one or more of its video, high-speed data and voice services, representing approximately 34.2 million revenue generating units.

Time Warner Inc. (“Time Warner”) currently owns approximately 84% of the common stock of TWC (representing a 90.6% voting interest), and also currently owns an indirect 12.43% non-voting common stock interest in TW NY Cable Holding Inc. (“TW NY”), a subsidiary of TWC. The financial results of TWC’s operations are consolidated by Time Warner. On May 20, 2008, TWC and its subsidiaries, Time Warner Entertainment Company, L.P. (“TWE”) and TW NY, entered into a Separation Agreement (the “Separation Agreement”) with Time Warner and its subsidiaries, Warner Communications Inc. (“WCI”), Historic TW Inc. (“Historic TW”) and American Television and Communications Corporation (“ATC”), the terms of which will govern TWC’s legal and structural separation from Time Warner. Refer to “—Recent Developments” for further details.

TIME WARNER CABLE INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS
OF OPERATIONS AND FINANCIAL CONDITION—(Continued)

TWC principally offers three services – video, high-speed data and voice – over its broadband cable systems. TWC markets its services separately and in “bundled” packages of multiple services and features. As of December 31, 2008, 54% of TWC’s customers subscribed to two or more of its primary services, including 21% of its customers who subscribed to all three primary services. Historically, TWC has focused primarily on residential customers, while also selling video, high-speed data and networking and transport services to commercial customers. As part of an increased emphasis on its commercial business, TWC also began selling its commercial Digital Phone service, Business Class Phone, to small- and medium-sized businesses during 2007. During 2008, TWC generated nearly $800 million of revenues from its commercial services. TWC believes providing commercial services will generate additional opportunities for growth. In addition, TWC sells advertising to a variety of national, regional and local customers.

Video is TWC’s largest service in terms of revenues generated and, as of December 31, 2008, TWC had approximately 13.1 million basic video subscribers, of which approximately 8.6 million subscribed to TWC’s digital video service. Although providing video services is a competitive and highly penetrated business, TWC expects to continue to increase video revenues through the offering of advanced digital video services, as well as through price increases and digital video subscriber growth. TWC’s digital video subscribers provide a broad base of potential customers for additional services. Video programming costs represent a major component of TWC’s expenses and are expected to continue to increase, reflecting programming rate increases on existing services, costs associated with retransmission consent agreements, subscriber growth and the expansion of service offerings (e.g., new network channels). TWC expects that its video service margins as a percentage of video revenues will continue to decline over the next few years as increases in programming costs outpace growth in video revenues.

As of December 31, 2008, TWC had approximately 8.4 million residential high-speed data subscribers. TWC expects continued growth in residential high-speed data subscribers and revenues for the foreseeable future; however, the rate of growth of both subscribers and revenues is expected to continue to slow over time as high-speed data services become increasingly penetrated. TWC also offers commercial high-speed data services and had 283,000 commercial high-speed data subscribers as of December 31, 2008.

As of December 31, 2008, TWC had approximately 3.7 million residential Digital Phone subscribers. TWC expects increases in Digital Phone subscribers and revenues for the foreseeable future; however, the rate of growth of both subscribers and revenues is expected to slow over time as Digital Phone services become increasingly penetrated and as an increasing number of homes in the U.S. replace their traditional telephone service with wireless phone service. TWC rolled out Business Class Phone to small- and medium-sized businesses during 2007 in the majority of its operating areas and substantially completed the roll-out in the remainder of its operating areas during 2008. As of December 31, 2008, TWC had 30,000 commercial Digital Phone subscribers.

TWC faces intense competition from a variety of alternative information and entertainment delivery sources, principally from direct-to-home satellite video providers and certain telephone companies, each of which offers a broad range of services that provide features and functions comparable to those provided by TWC. The services are also offered in bundles of video, high-speed data and voice services similar to TWC’s and, in certain cases, these offerings include wireless services. The availability of these bundled service offerings and of wireless offerings, whether as a single offering or as part of a bundle, has intensified competition. In addition, technological advances and product innovations have increased and will likely continue to increase the number of alternatives available to TWC’s customers from other providers and intensify the competitive environment. TWC expects that competition will continue to intensify in the future, which may negatively affect the growth of revenue generating units. By continuing to enhance its services with innovative offerings and continuing to focus on customer service, TWC believes it will distinguish its services from those of its competitors.

The recent events affecting the U.S. and international financial markets have had a significant and adverse impact on the global economy. These events have served to increase capital market volatility and reduce future expectations for economic growth. Since the end of the third quarter of 2008, the Company has experienced a

TIME WARNER CABLE INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS
OF OPERATIONS AND FINANCIAL CONDITION—(Continued)

slowdown in growth across all revenue generating unit categories, which the Company believes is partly a result of the challenging economic environment and a general reduction in consumer spending. The Company believes it is premature to determine if this is a long- or short-term development and that the impact of a protracted economic downturn on its financial and subscriber results is difficult to estimate; however, the Company believes that growth in revenue generating unit net additions, as well as growth in other digital services (e.g., digital video recorders and video-on-demand), will slow in 2009 as compared to 2008. In addition, the Company has continued to see a decline in its Advertising revenues from national, regional and local businesses, which it expects to continue in 2009.

Excluding the $14.822 billion noncash impairment of cable franchise rights and the $58 million loss on sale of certain cable systems (as discussed below), the Company expects that its year-over-year growth rate in Operating Income will be lower in 2009 (as compared to the same measure in 2008) as a result of, among other things, slower growth in revenues and higher video programming costs, pension expense and restructuring charges, partially offset by various cost saving initiatives. The Company also expects that capital expenditures will decline in 2009 as compared to 2008.

Despite the current economic environment, the Company believes it continues to have strong liquidity to meet its needs for the foreseeable future. As of December 31, 2008, the Company had $13.130 billion of unused committed capacity (including cash and equivalents and credit facilities containing commitments from a geographically diverse group of major financial institutions), $10.855 billion of which TWC expects to use to finance the Special Dividend (as defined below). Additionally, there are no significant maturities of the Company’s long-term debt prior to February 2011. See “Financial Condition and Liquidity” for further details regarding the Company’s committed capacity.

Beginning in the first quarter of 2009, TWC is undertaking a significant restructuring, primarily consisting of headcount reductions, and expects to incur restructuring charges ranging from approximately $50 million to $100 million during 2009.

Recent Developments

Impairment of Cable Franchise Rights

As discussed in more detail in “Critical Accounting Policies—Asset Impairments—Goodwill and Indefinite-lived Intangible Assets,” during the fourth quarter of 2008, the Company recorded a noncash impairment of $14.822 billion to reduce the carrying value of its cable franchise rights as a result of its annual impairment testing of goodwill and indefinite-lived intangible assets.

Separation from Time Warner, Recapitalization and Reverse Stock Split of TWC Common Stock

On May 20, 2008, TWC and its subsidiaries, TWE and TW NY, entered into the Separation Agreement with Time Warner and its subsidiaries, WCI, Historic TW and ATC. TWC’s separation from Time Warner will take place through a series of related transactions, the occurrence of each of which is a condition to the next. First, Time Warner will complete certain internal restructuring transactions not affecting TWC. Next, following the satisfaction or waiver of certain conditions, including those mentioned below, Historic TW will transfer its 12.43% non-voting common stock interest in TW NY to TWC in exchange for 80 million newly issued shares of TWC’s Class A common stock (the “TW NY Exchange”). Following the TW NY Exchange, Time Warner will complete certain additional restructuring steps that will make Time Warner the direct owner of all shares of TWC’s Class A common stock and Class B common stock previously held by its subsidiaries (all of Time Warner’s restructuring transaction steps being referred to collectively as the “TW Internal Restructuring”). Upon completion of the TW Internal Restructuring, TWC’s board of directors or a committee thereof will declare a special cash dividend to holders of TWC’s outstanding Class A common stock and Class B common stock, including Time Warner, in an amount equal to $10.27 per share (aggregating $10.855 billion) (the “Special Dividend”). The Special Dividend will be paid prior to the completion of TWC’s separation from Time Warner. Following the receipt by Time Warner of its share of the Special Dividend, TWC will file with the Secretary of State of the State of Delaware an amended and restated

TIME WARNER CABLE INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS
OF OPERATIONS AND FINANCIAL CONDITION—(Continued)

certificate of incorporation, pursuant to which, among other things, each outstanding share of TWC Class A common stock (including any shares of Class A common stock issued in the TW NY Exchange) and TWC Class B common stock will automatically be converted into one share of common stock, par value $0.01 per share (the “TWC Common Stock”) (the “Recapitalization”). Once the TW NY Exchange, the TW Internal Restructuring, the payment of the Special Dividend and the Recapitalization have been completed, TWC’s separation from Time Warner (the “Separation”) will proceed in the form of a pro rata dividend of all shares of TWC Common Stock held by Time Warner to holders of Time Warner’s common stock (the “Distribution”). The Separation, the TW NY Exchange, the TW Internal Restructuring, the Special Dividend, the Recapitalization and the Distribution collectively are referred to as the “Separation Transactions.”

The Separation Agreement contains customary covenants, and consummation of the Separation Transactions is subject to customary closing conditions. As of February 12, 2009, all regulatory and other necessary governmental reviews of the Separation Transactions have been satisfactorily completed. Time Warner and TWC expect the Separation Transactions to be consummated in the first quarter of 2009. See Item 1A, “Risk Factors,” in Part I of this report for a discussion of risk factors relating to the Separation.

In connection with the Separation Transactions, the Company has been authorized to effectuate a reverse stock split of the TWC Common Stock at a 1-for-3 ratio.

During the year ended December 31, 2008, the Company incurred pretax costs related to the Separation of $62 million, which consisted of direct transaction costs (e.g., legal and professional fees) of $17 million (which are included in other expense, net, in the accompanying consolidated statement of operations) and debt issuance costs of $45 million (which are included in interest expense, net, in the accompanying consolidated statement of operations). The debt issuance costs are primarily related to the portion of the upfront loan fees for the 2008 Bridge Facility that was expensed due to the reduction of commitments under such facility as a result of the 2008 Bond Offerings. The Company expects to incur additional direct transaction costs and financing costs related to the Separation.

In addition, in connection with the Separation Transactions, and as provided for in Time Warner’s equity plans, the number of Time Warner stock options and restricted stock units outstanding at the Separation and the exercise prices of such stock options will be adjusted to maintain the fair value of those awards. The changes in the number of equity awards and the exercise prices will be determined by comparing the fair value of such awards immediately prior to the Separation Transactions to the fair value of such awards immediately after the Separation Transactions. In performing this analysis, the only assumptions that would change relate to the Time Warner stock price and the employee’s exercise price. The modifications to the outstanding equity awards will be made pursuant to existing antidilution provisions in Time Warner’s equity plans.

Under the terms of Time Warner’s equity plans and related award agreements, as a result of the Separation, TWC employees who hold Time Warner equity awards will be treated as if their employment with Time Warner had been terminated without cause at the time of the Separation. For most TWC employees, this treatment will result in the forfeiture of unvested stock options and shortened exercise periods for vested stock options and pro rata vesting of the next installment of (and forfeiture of the remainder of) the restricted stock units. TWC plans to grant “make-up” TWC equity awards or make cash payments to TWC employees that are generally intended to offset any loss of economic value in Time Warner equity awards as a result of the Separation.

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

TIME WARNER CABLE INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS
OF OPERATIONS AND FINANCIAL CONDITION—(Continued)

2008 Bond Offerings and Credit Facilities

On June 16, 2008, TWC filed a shelf registration statement on Form S-3 (the “Shelf Registration Statement”) with the Securities and Exchange Commission (the “SEC”) that allows TWC to offer and sell from time to time senior and subordinated debt securities and debt warrants. On June 19, 2008, TWC issued $5.0 billion in aggregate principal amount of senior unsecured notes and debentures under the Shelf Registration Statement (the “June 2008 Bond Offering”), consisting of $1.5 billion principal amount of 6.20% notes due 2013, $2.0 billion principal amount of 6.75% notes due 2018 and $1.5 billion principal amount of 7.30% debentures due 2038. On November 18, 2008, TWC issued $2.0 billion in aggregate principal amount of senior unsecured notes under the Shelf Registration Statement (the “November 2008 Bond Offering” and, together with the June 2008 Bond Offering, the “2008 Bond Offerings”), consisting of $750 million principal amount of 8.25% notes due 2014 and $1.250 billion principal amount of 8.75% notes due 2019. The Company expects to use the net proceeds from the 2008 Bond Offerings to finance, in part, the Special Dividend. Pending the payment of the Special Dividend, a portion of the net proceeds from the 2008 Bond Offerings was used to repay variable-rate debt with lower interest rates than the interest rates on the debt securities issued in the 2008 Bond Offerings, and the remainder was invested in accordance with the Company’s investment policy. If the Separation is not consummated and the Special Dividend is not paid, the Company will use the remainder of the net proceeds from the 2008 Bond Offerings for general corporate purposes, including repayment of indebtedness.

In addition to issuing the debt securities in the 2008 Bond Offerings described above, on June 30, 2008, the Company entered into a credit agreement with a geographically diverse group of major financial institutions for a senior unsecured term loan facility originally in an aggregate principal amount of $9.0 billion with an initial maturity date that is 364 days after the borrowing date (the “2008 Bridge Facility”) in order to finance, in part, the Special Dividend. The Company may elect to extend the maturity date of the loans outstanding under the 2008 Bridge Facility for an additional year. As a result of the 2008 Bond Offerings, the amount of the commitments of the lenders under the 2008 Bridge Facility was reduced to $2.070 billion. As discussed below in “Financial Condition and Liquidity—Outstanding Debt and Mandatorily Redeemable Preferred Equity and Available Financial Capacity—Lending Commitments,” the Company does not expect that Lehman Brothers Commercial Bank (“LBCB”) will fund its $138 million in commitments under the 2008 Bridge Facility, and, therefore, the Company has included only $1.932 billion of commitments under the 2008 Bridge Facility in its unused committed capacity as of December 31, 2008. TWC may not borrow any amounts under the 2008 Bridge Facility unless and until the Special Dividend is declared.

On December 10, 2008, Time Warner (as lender) and TWC (as borrower) entered into a credit agreement for a two-year $1.535 billion senior unsecured supplemental term loan facility (the “Supplemental Credit Agreement”). TWC may borrow under the Supplemental Credit Agreement only to repay amounts outstanding at the final maturity of the 2008 Bridge Facility, if any.

TWC’s obligations under the debt securities issued in the 2008 Bond Offerings and under the 2008 Bridge Facility and the Supplemental Credit Agreement are guaranteed by TWE and TW NY.

See Note 7 to the accompanying consolidated financial statements for further details regarding the 2008 Bond Offerings, the 2008 Bridge Facility and the Supplemental Credit Agreement.

Investment in Clearwire

In November 2008, TWC, Intel Corporation, Google Inc., Comcast Corporation (together with its subsidiaries, “Comcast”) and Bright House Networks, LLC collectively invested $3.2 billion in Clearwire Corporation, a wireless broadband communications company (“Clearwire Corp”), and one of its operating subsidiaries (“Clearwire LLC,” and, collectively with Clearwire Corp, “Clearwire”). TWC invested $550 million for membership interests in Clearwire LLC and received voting and board of director nomination rights in Clearwire Corp. Clearwire LLC was formed by the combination of Sprint Nextel Corporation’s (“Sprint”) and Clearwire Corp’s respective wireless broadband businesses and is focused on deploying the first nationwide fourth-generation wireless network to provide mobile broadband services to wholesale and retail customers. In connection with the

TIME WARNER CABLE INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS
OF OPERATIONS AND FINANCIAL CONDITION—(Continued)

transaction, TWC entered into a wholesale agreement with Sprint that allows TWC to offer wireless services utilizing Sprint’s second-generation and third-generation network and a wholesale agreement with Clearwire that will allow TWC to offer wireless services utilizing Clearwire’s mobile broadband wireless network. The Company allocated $20 million of its $550 million investment in Clearwire LLC to its rights under these agreements, which the Company believes represents the fair value of favorable pricing provisions contained in the agreements. Such assets are included in other assets in the accompanying consolidated balance sheet as of December 31, 2008 and will be amortized over the estimated lives of the agreements. The Company’s investment in Clearwire LLC is being accounted for under the equity method of accounting. During the fourth quarter of 2008, the Company recorded a noncash pretax impairment of $367 million on its investment in Clearwire LLC as a result of a significant decline in the estimated fair value of Clearwire, reflecting the Clearwire Corp stock price decline from May 2008, when TWC agreed to make its investment. The Company expects that Clearwire will incur losses in its early periods of operation.

SpectrumCo Joint Venture

TWC is a participant in a joint venture with certain other cable companies (“SpectrumCo”) that holds advanced wireless spectrum (“AWS”) licenses. Under certain circumstances, the members of SpectrumCo have the ability to exit the venture and receive from the venture, subject to certain limitations and adjustments, AWS licenses covering the areas in which they provide cable services. In January 2009, SpectrumCo redeemed the 10.9% interest held by an affiliate of Cox Communications, Inc. (“Cox”) and Cox received AWS licenses, principally covering areas in which Cox has cable services, and approximately $70 million in cash (of which TWC’s share was $22 million). Following the closing of the Cox transaction, SpectrumCo’s AWS licenses cover 20 MHz over 80% of the continental United States and Hawaii.

Sale of Certain Cable Systems

In December 2008, the Company sold a group of small cable systems, serving 78,000 basic video subscribers and 126,000 revenue generating units as of November 30, 2008, located in areas outside of the Company’s core geographic clusters. The sale price was $54 million, of which $3 million is included in receivables in the accompanying consolidated balance sheet as of December 31, 2008. The Company does not expect that the sale of these systems will have a material impact on the Company’s future financial results. The Company recorded a pretax loss of $58 million on the sale of these systems during 2008, of which $13 million (primarily post-closing and working capital adjustments) was recorded during the fourth quarter.

Hurricane Ike

During the third quarter of 2008, Hurricane Ike caused significant damage to a portion of TWC’s operations in Texas, particularly in the Port Arthur, Beaumont, Orange and Bridge City areas. TWC’s cable systems in these areas experienced significant damage, business interruption and a loss of customer relationships. As a result of Hurricane Ike, the Company lost a small number of basic video subscribers and revenue generating units in its southeast Texas cable systems. In addition to Texas, Hurricane Ike also caused physical damage and service outages in parts of Ohio.

For the year ended December 31, 2008, the Company estimates that both Operating Loss before Depreciation and Amortization and Operating Loss were negatively impacted by $14 million as a result of service outages and damage to the plant infrastructure caused by the storm. Additionally, the Company estimates that it incurred approximately $10 million of capital expenditures during the fourth quarter of 2008 to replace property, plant and equipment damaged by Hurricane Ike.

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

High-speed data revenues include subscriber fees from both residential and commercial subscribers, along with related equipment rental charges, home networking fees and installation charges. High-speed data revenues also include fees received from certain distributors of TWC’s Road Runnertm high-speed data service (including cable systems managed by the Advance/Newhouse Partnership). High-speed data revenues also include fees paid to TWC by the Advance/Newhouse Partnership for managing certain functions for the Advance/Newhouse Partnership, including, among others, programming and engineering. The aggregate of such fees from the Advance/Newhouse Partnership and other third-party distributors totaled $139 million, $132 million and $112 million in 2008, 2007 and 2006, respectively. High-speed data revenues also include fees received from third-party internet service providers whose on-line services are provided to some of TWC’s customers. High-speed data revenues in 2008 included $7 million generated by the sale of commercial networking and transport services (i.e., cellular backhaul). Additionally, in 2006, high-speed data revenues included fees received from Texas and Kansas City Cable Partners, L.P. (“TKCCP”), which was a 50-50 joint venture between a consolidated subsidiary of TWC (Time Warner Entertainment-Advance/Newhouse Partnership (“TWE-A/N”)) and Comcast that distributed its assets to TWC and Comcast on January 1, 2007.

Voice revenues include subscriber fees from residential and commercial Digital Phone subscribers, along with related installation charges. For the years ended December 31, 2007 and December 31, 2006, voice revenues also included subscriber fees from circuit-switched telephone (9,000 and 106,000 subscribers as of December 31, 2007 and December 31, 2006, respectively). During the first half of 2008, TWC completed the process of discontinuing the provision of circuit-switched telephone service in accordance with regulatory requirements. As a result, during 2008, Digital Phone was the only voice service offered by TWC.

Advertising revenues primarily include the fees charged to local, regional and national advertising customers for advertising placed on the Company’s video and high-speed data services. Nearly all Advertising revenues are attributable to advertising placed on the Company’s video service.

Costs and Expenses

Costs of revenues include: video programming costs (including fees paid to programming vendors net of certain amounts received from the vendors); high-speed data connectivity costs; voice network costs; other service-related expenses, including non-administrative labor costs directly associated with the delivery of services to subscribers; maintenance of the Company’s delivery systems; franchise fees; and other related costs. The Company’s programming agreements are generally multi-year agreements that provide for the Company to make payments to the programming vendors at agreed upon market rates based on the number of subscribers to which the Company provides the programming service.

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

Use of Operating Income (Loss) before Depreciation and Amortization and Free Cash Flow

Operating Income (Loss) before Depreciation and Amortization is a financial measure not calculated and presented in accordance with U.S. generally accepted accounting principles (“GAAP”). The Company defines Operating Income (Loss) before Depreciation and Amortization as Operating Income (Loss) before depreciation of tangible assets and amortization of intangible assets. Management utilizes Operating Income (Loss) before Depreciation and Amortization, among other measures, in evaluating the performance of the Company’s business because Operating Income (Loss) before Depreciation and Amortization eliminates the uneven effect across its business of considerable amounts of depreciation of tangible assets and amortization of intangible assets recognized in business combinations. Additionally, management utilizes Operating Income (Loss) before Depreciation and Amortization because it believes this measure provides valuable insight into the underlying performance of the Company’s individual cable systems by removing the effects of items that are not within the control of local personnel charged with managing these systems such as income tax benefit (provision), other income (expense), net, minority interest income (expense), net, and interest expense, net. In this regard, Operating Income (Loss) before Depreciation and Amortization is a significant measure used in the Company’s annual incentive compensation programs. Operating Income (Loss) before Depreciation and Amortization also is a metric used by the Company’s parent, Time Warner, to evaluate the Company’s performance and is an important measure in the Time Warner reportable segment disclosures. A limitation of this measure, however, is that it does not reflect the periodic costs of certain capitalized tangible and intangible assets used in generating revenues in the Company’s business. To compensate for this limitation, management evaluates the investments in such tangible and intangible assets through other financial measures, such as capital expenditure budget variances, investment spending levels and return on capital analyses. Another limitation of this measure is that it does not reflect the significant costs borne by the Company for income taxes, debt servicing costs, the share of Operating Income (Loss) before Depreciation and Amortization related to the minority ownership, the results of the Company’s equity investments or other non-operational income or expense. Management compensates for this limitation through other financial measures such as a review of net income (loss) and earnings (loss) per share.

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

Both Operating Income (Loss) before Depreciation and Amortization and Free Cash Flow should be considered in addition to, not as a substitute for, the Company’s Operating Income (Loss), net income (loss) and various cash flow measures (e.g., cash provided by operating activities), as well as other measures of financial performance and liquidity reported in accordance with GAAP, and may not be comparable to similarly titled measures used by other companies. A reconciliation of Operating Income (Loss) before Depreciation and Amortization to Operating Income (Loss) is presented under “Results of Operations.” A reconciliation of Free Cash Flow to cash provided by operating activities is presented under “Financial Condition and Liquidity.”

TIME WARNER CABLE INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS
OF OPERATIONS AND FINANCIAL CONDITION—(Continued)

RESULTS OF OPERATIONS

Changes in Basis of Presentation

Reclassifications

Certain reclassifications have been made to the prior years’ financial information to conform to the December 31, 2008 presentation.

Recent Accounting Standards

See Note 2 to the accompanying consolidated financial statements for a discussion of the accounting standards adopted in 2008 and accounting standards not yet adopted.

2008 vs. 2007

Revenues. Revenues by major category were as follows (in millions):

	Year Ended December 31,
	2008	2007	% Change

Subscription:
Video	$10,524	$10,165	4%
High-speed data	4,159	3,730	12%
Voice	1,619	1,193	36%

Total Subscription	16,302	15,088	8%
Advertising	898	867	4%

Total	$17,200	$15,955	8%

TIME WARNER CABLE INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS
OF OPERATIONS AND FINANCIAL CONDITION—(Continued)

Selected subscriber-related statistics were as follows (in thousands):

	December 31,
	2008	2007	% Change

Basic video(a)	13,069	13,251	(1%)
Digital video(b)	8,627	8,022	8%
Residential high-speed data(c)(d)	8,444	7,620	11%
Commercial high-speed data(c)(d)	283	280	1%
Residential Digital Phone(d)(e)	3,747	2,890	30%
Commercial Digital Phone(d)(e)	30	5	500%
Revenue generating units(f)	34,200	32,077	7%
Customer relationships(g)	14,582	14,626	—
Double play(h)	4,794	4,703	2%
Triple play(i)	3,099	2,363	31%

(a)	Basic video subscriber numbers reflect billable subscribers who receive at least basic video service.
(b)	Digital video subscriber numbers reflect billable subscribers who receive any level of video service at their dwelling or commercial establishment via digital transmissions.
(c)	High-speed data subscriber numbers reflect billable subscribers who receive TWC’s Road Runner high-speed data service or any of the other high-speed data services offered by TWC.
(d)	The determination of whether a high-speed data or Digital Phone subscriber is categorized as commercial or residential is generally based upon the type of service provided to that subscriber. For example, if TWC provides a commercial service, the subscriber is classified as commercial.
(e)	Digital Phone subscriber numbers reflect billable subscribers who receive an IP-based telephony service. Residential Digital Phone subscriber numbers as of December 31, 2007 exclude 9,000 subscribers who received traditional, circuit-switched telephone service.
(f)	Revenue generating units represent the total of all basic video, digital video, high-speed data and voice (including circuit-switched telephone service, as applicable) subscribers.
(g)	Customer relationships represent the number of subscribers who receive at least one level of service, encompassing video, high-speed data and voice services, without regard to the number of services purchased. For example, a subscriber who purchases only high-speed data service and no video service will count as one customer relationship, and a subscriber who purchases both video and high-speed data services will also count as only one customer relationship.
(h)	Double play subscriber numbers reflect customers who subscribe to two of the Company’s primary services (video, high-speed data and voice).
(i)	Triple play subscriber numbers reflect customers who subscribe to all three of the Company’s primary services.

Subscription revenues increased as a result of increases in video, high-speed data and voice revenues. The increase in video revenues was primarily due to the continued growth of digital video subscriptions and video price increases. Additional information regarding the major components of video revenues was as follows (in millions):

	Year Ended December 31,
	2008	2007	% Change

Basic video services	$6,259	$6,188	1%
Digital video services	2,551	2,359	8%
Equipment rental and installation charges	1,114	1,026	9%
Franchise fees	459	437	5%
Other	141	155	(9%)

Total	$10,524	$10,165	4%

High-speed data revenues increased primarily due to growth in high-speed data subscribers.

The increase in voice revenues was due to growth in Digital Phone subscribers. Voice revenues in 2007 also included $34 million of revenues associated with subscribers who received traditional, circuit-switched telephone service.

Average monthly subscription revenue (which includes video, high-speed data and voice revenues) per basic video subscriber (“subscription ARPU”) increased 9% to $102.52 in 2008 from $94.09 in 2007. This increase was

TIME WARNER CABLE INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS
OF OPERATIONS AND FINANCIAL CONDITION—(Continued)

primarily a result of the increased penetration of digital video, high-speed data and Digital Phone and higher video prices, as discussed above. Average monthly subscription revenue per revenue generating unit remained essentially flat at $40.61 in 2008 as compared to $40.75 in 2007.

Advertising revenues increased primarily due to an increase in political advertising revenues, partially offset by a decline in Advertising revenues from national, regional and local businesses. The Company expects that Advertising revenues will decline in 2009 due to a decline in political advertising revenues and continued weakness in Advertising revenues from national, regional and local businesses.

Costs of revenues. The major components of costs of revenues were as follows (in millions):

	Year Ended December 31,
	2008	2007	% Change

Video programming	$3,753	$3,534	6%
Employee	2,338	2,164	8%
High-speed data	146	164	(11%)
Voice	552	455	21%
Video franchise fees	459	437	5%
Other direct operating costs	897	788	14%

Total	$8,145	$7,542	8%

Costs of revenues increased 8%, primarily related to increases in video programming, employee, voice and other direct operating costs. As a percentage of revenues, costs of revenues were 47% in both 2008 and 2007.

The increase in video programming costs was primarily due to contractual rate increases and an increase in the percentage of basic video subscribers who also subscribe to expanded tiers of video services. Average programming costs per basic video subscriber increased 7% to $23.60 per month in 2008 from $22.04 per month in 2007. The Company expects video programming costs to increase in 2009 at a rate greater than that experienced in 2008, reflecting programming rate increases on existing services, costs associated with retransmission consent agreements, subscriber growth and the expansion of service offerings.

Employee costs increased primarily due to higher headcount resulting from the continued growth of digital video, high-speed data and Digital Phone services, as well as salary increases.

High-speed data costs consist of the direct costs associated with the delivery of high-speed data services, including network connectivity costs. High-speed data costs decreased primarily due to a decrease in per-subscriber connectivity costs, partially offset by growth in subscribers and usage per subscriber.

Voice costs consist of the direct costs associated with the delivery of voice services, including network connectivity costs. Voice costs increased primarily due to growth in Digital Phone subscribers, partially offset by a decline in per-subscriber connectivity costs due to volume discounts received in 2008.

Other direct operating costs increased primarily due to increases in certain other costs associated with the continued growth of digital video, high-speed data and Digital Phone services.

TIME WARNER CABLE INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS
OF OPERATIONS AND FINANCIAL CONDITION—(Continued)

Selling, general and administrative expenses. The major components of selling, general and administrative expenses were as follows (in millions):

	Year Ended December 31,
	2008	2007	% Change

Employee	$1,146	$1,059	8%
Marketing	569	499	14%
Other	1,139	1,090	4%

Total	$2,854	$2,648	8%

Selling, general and administrative expenses increased primarily due to higher employee and marketing costs. Employee costs increased primarily due to headcount and salary increases and marketing costs increased primarily due to intensified marketing efforts. Other costs in 2008 included a benefit of approximately $16 million due to changes in estimates of previously established casualty insurance accruals. Excluding this benefit, other costs increased primarily due to higher miscellaneous administrative costs.

Merger-related and restructuring costs. The results for 2008 and 2007 included restructuring costs of $15 million and $13 million, respectively. In addition, during 2007, the Company expensed non-capitalizable merger-related costs associated with the 2006 transactions with Adelphia Communications Corporation (“Adelphia”) and Comcast (the “Adelphia/Comcast Transactions”) of $10 million. Beginning in the first quarter of 2009, TWC is undertaking a significant restructuring, primarily consisting of headcount reductions, and expects to incur restructuring charges ranging from approximately $50 million to $100 million during 2009.

Impairment of cable franchise rights. During the fourth quarter of 2008, the Company recorded a noncash impairment of $14.822 billion to reduce the carrying value of its cable franchise rights as a result of its annual impairment testing of goodwill and indefinite-lived intangible assets. See “Critical Accounting Policies—Asset Impairments—Goodwill and Indefinite-lived Intangible Assets” for further details.

Loss on sale of cable systems. During 2008, the Company recorded a loss of $58 million as a result of the sale of certain non-core cable systems, which closed in December 2008. See “Overview—Recent Developments—Sale of Certain Cable Systems” for further details.

Reconciliation of Operating Income (Loss) to Operating Income (Loss) before Depreciation and Amortization. The following table reconciles Operating Income (Loss) to Operating Income (Loss) before Depreciation and Amortization. In addition, the table provides the components from Operating Income (Loss) to net income (loss) for purposes of the discussions that follow (in millions):

	Year Ended December 31,
	2008	2007	% Change

Net income (loss)	$(7,344)	$1,123	NM
Income tax provision (benefit)	(4,706)	740	NM

Income (loss) before income taxes	(12,050)	1,863	NM
Interest expense, net	923	894	3%
Minority interest expense (income), net	(1,022)	165	NM
Other expense (income), net	367	(156)	NM

Operating Income (Loss)	(11,782)	2,766	NM
Depreciation	2,826	2,704	5%
Amortization	262	272	(4%)

Operating Income (Loss) before Depreciation and Amortization	$(8,694)	$5,742	NM

NM—Not meaningful.

TIME WARNER CABLE INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS
OF OPERATIONS AND FINANCIAL CONDITION—(Continued)

Operating Income (Loss) before Depreciation and Amortization. As discussed above, Operating Loss before Depreciation and Amortization in 2008 was negatively impacted by the $14.822 billion impairment of cable franchise rights and the $58 million loss on the sale of certain non-core cable systems. Excluding these items, Operating Income before Depreciation and Amortization increased principally as a result of revenue growth (particularly in high margin high-speed data revenues), partially offset by higher costs of revenues and selling, general and administrative expenses. Additionally, as discussed in “Overview—Recent Developments—Hurricane Ike,” Operating Income before Depreciation and Amortization in 2008 included the $14 million negative impact of Hurricane Ike on the cable systems in southeast Texas and Ohio.

Depreciation expense. The increase in depreciation expense was primarily associated with purchases of customer premise equipment, scalable infrastructure and line extensions occurring during or subsequent to 2007.

Amortization expense. Amortization expense decreased primarily due to the absence of amortization expense associated with customer relationships recorded in connection with the 2003 restructuring of TWE, which were fully amortized as of the end of the first quarter of 2007.

Operating Income (Loss). Operating Loss in 2008 included the impairment of cable franchise rights and the loss on the sale of cable systems, as discussed above. Excluding these items, Operating Income increased primarily due to the increase in Operating Income before Depreciation and Amortization, partially offset by the increase in depreciation expense, as discussed above.

Interest expense, net. Interest expense, net, increased primarily due to an increase in fixed-rate debt with higher average interest rates as a result of the 2008 Bond Offerings. Additionally, interest expense, net, was impacted by the April 2007 issuance of fixed-rate debt securities and, for 2008, also included $45 million of debt issuance costs primarily related to the portion of the upfront loan fees for the 2008 Bridge Facility that was expensed due to the reduction of commitments under such facility as a result of the 2008 Bond Offerings. These items were partially offset by a decrease in interest on the Company’s variable-rate debt, which resulted from both a decrease in variable-rate debt and lower variable interest rates, and an increase in interest income. As a result of the 2008 Bond Offerings and additional debt that the Company expects to issue in 2009 in connection with the Separation Transactions, the Company expects that interest expense, net, will increase significantly in 2009.

Minority interest expense (income), net. Minority interest income, net, in 2008 included the impacts of the impairment of cable franchise rights and the loss on the sale of cable systems, as discussed above. Excluding these items, minority interest expense, net, increased primarily due to larger profits recorded by TW NY during 2008. Due to pending changes in the ownership structure of the Company as a result of the Separation Transactions, the Company expects that minority interest expense, net, will decrease significantly in 2009.

Other expense (income), net. Other expense (income), net, detail is shown in the table below (in millions):

	Year Ended December 31,
	2008	2007

Investment losses (gains)(a)	$366	$(146)
Income from equity investments, net	(16)	(11)
Direct transaction costs related to the Separation Transactions(b)	17	—
Other	—	1

Other expense (income), net	$367	$(156)

(a)	2008 amount consists of pretax impairments on equity-method investments totaling $375 million (primarily consisting of the $367 million impairment on the Company’s investment in Clearwire LLC) and a pretax gain of $9 million recorded on the sale of a cost-method investment. 2007 amount consists of a pretax gain of $146 million as a result of the distribution of the assets of TKCCP to TWC and Comcast on January 1, 2007, which was treated as a sale of the Company’s 50% equity interest in the pool of assets consisting of the Houston cable systems (the “TKCCP Gain”).
(b)	Amount primarily consists of legal and professional fees.

TIME WARNER CABLE INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS
OF OPERATIONS AND FINANCIAL CONDITION—(Continued)

Income tax provision (benefit). TWC’s income tax provision (benefit) has been prepared as if the Company operated as a stand-alone taxpayer for all periods presented. In 2008, the Company recorded an income tax benefit of $4.706 billion and in 2007, the Company recorded an income tax provision of $740 million. The effective tax rate was 39% in 2008, which included the impacts of the impairment of cable franchise rights and the loss on the sale of cable systems, as compared to 40% in 2007. Absent these items, the effective tax rate for 2008 would have been 45%. The increase in the Company’s effective tax rate for 2008 (excluding the impairment of cable franchise rights and the loss on the sale of cable systems) was primarily due to the tax impact of the 2008 impairment on the Company’s investment in Clearwire LLC, as discussed above.

On February 19, 2009, California’s legislature approved the state’s budget, which is expected to be signed into law during the first quarter of 2009, that, in part, changes the methodology of income tax apportionment in California. This tax law change is likely to result in an increase in state deferred tax liabilities and a corresponding noncash tax provision, which would be recorded in the first quarter of 2009.

Net income (loss) and net income (loss) per common share. Net loss was $7.344 billion in 2008 compared to net income of $1.123 billion in 2007. Basic and diluted net loss per common share were $7.52 in 2008 compared to basic and diluted net income per common share of $1.15 in 2007. Net loss in 2008 included the impairment of cable franchise rights and the loss on the sale of cable systems, as discussed above. Excluding these items, net income decreased primarily due to the change in other expense (income), net, (which included the 2008 impairment on the Company’s investment in Clearwire LLC and the 2007 TKCCP Gain) and increases in minority interest expense, net, and interest expense, net, partially offset by an increase in Operating Income and a decrease in income tax provision.

2007 vs. 2006

As further discussed in Notes 5 and 10 to the accompanying consolidated financial statements, the Company completed the Adelphia/Comcast Transactions and began consolidating the results of the systems acquired in and retained after the Adelphia/Comcast Transactions (the “Acquired Systems”) on July 31, 2006. Additionally, on January 1, 2007, the Company began consolidating the results of certain cable systems located in Kansas City, south and west Texas and New Mexico (the “Kansas City Pool”) upon the distribution of the assets of TKCCP to TWC and Comcast. Accordingly, the operating results for 2007 include the results for the systems TWC owned before and retained after the Adelphia/Comcast Transactions (the “Legacy Systems”), the Acquired Systems and the Kansas City Pool for the full twelve-month period, and the operating results for 2006 include the results of the Legacy Systems for the full twelve-month period and the Acquired Systems for only the five months following the closing of the Adelphia/Comcast Transactions and do not include the consolidation of the results of the Kansas City Pool. The impact of the incremental seven months of revenues and expenses of the Acquired Systems on the results for 2007 is referred to as the “impact of the Acquired Systems” in this report. Additionally, the Company has reflected the financial position, results of operations and cash flows of the systems transferred to Comcast in connection with the Adelphia/Comcast Transactions as discontinued operations for all periods presented.

TIME WARNER CABLE INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS
OF OPERATIONS AND FINANCIAL CONDITION—(Continued)

Revenues. Revenues by major category were as follows (in millions):

	Year Ended December 31,
	2007	2006	% Change

Subscription:
Video	$10,165	$7,632	33%
High-speed data	3,730	2,756	35%
Voice	1,193	715	67%

Total Subscription	15,088	11,103	36%
Advertising	867	664	31%

Total	$15,955	$11,767	36%

Revenues by major category for the Legacy Systems, the Acquired Systems, the Kansas City Pool and the total systems were as follows (in millions):

	Year Ended December 31, 2007				Year Ended December 31, 2006
	Legacy	Acquired	Kansas	Total	Legacy	Acquired	Total
	Systems	Systems	City Pool	Systems	Systems	Systems(a)	Systems

Subscription:
Video	$6,830	$2,788	$547	$10,165	$6,467	$1,165	$7,632
High-speed data	2,692	835	203	3,730	2,435	321	2,756
Voice	1,011	97	85	1,193	687	28	715

Total Subscription	10,533	3,720	835	15,088	9,589	1,514	11,103
Advertising	539	286	42	867	527	137	664

Total	$11,072	$4,006	$877	$15,955	$10,116	$1,651	$11,767

(a)	Amounts reflect revenues for the Acquired Systems for the five months following the closing of the Adelphia/Comcast Transactions.

TIME WARNER CABLE INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS
OF OPERATIONS AND FINANCIAL CONDITION—(Continued)

Selected subscriber-related statistics were as follows (in thousands):

	Consolidated Subscribers			Managed Subscribers(a)
	as of December 31,			as of December 31,
	2007	2006	% Change	2007	2006	% Change

Basic video(b)	13,251	12,614	5%	13,251	13,402	(1%)
Digital video(c)	8,022	6,938	16%	8,022	7,270	10%
Residential high-speed data(d)(e)	7,620	6,270	22%	7,620	6,644	15%
Commercial high-speed data(d)(e)	280	230	22%	280	245	14%
Residential Digital Phone(e)(f)	2,890	1,719	68%	2,890	1,860	55%
Commercial Digital Phone(e)(f)	5	—	NM	5	—	NM
Revenue generating units(g)	32,077	27,877	15%	32,077	29,527	9%
Customer relationships(h)	14,626	13,710	7%	14,626	14,565	—
Double play(i)	4,703	4,406	7%	4,703	4,647	1%
Triple play(j)	2,363	1,411	67%	2,363	1,523	55%

NM—Not meaningful.

(a)	For 2006, managed subscribers included TWC’s consolidated subscribers and subscribers in the Kansas City Pool of TKCCP, which TWC received on January 1, 2007 in the TKCCP asset distribution. Beginning January 1, 2007, subscribers in the Kansas City Pool are included in both managed and consolidated subscriber results as a result of the consolidation of the Kansas City Pool.
(b)	Basic video subscriber numbers reflect billable subscribers who receive at least basic video service.
(c)	Digital video subscriber numbers reflect billable subscribers who receive any level of video service at their dwelling or commercial establishment via digital transmissions.
(d)	High-speed data subscriber numbers reflect billable subscribers who receive TWC’s Road Runner high-speed data service or any of the other high-speed data services offered by TWC.
(e)	The determination of whether a high-speed data or Digital Phone subscriber is categorized as commercial or residential is generally based upon the type of service provided to that subscriber. For example, if TWC provides a commercial service, the subscriber is classified as commercial.
(f)	Digital Phone subscriber numbers reflect billable subscribers who receive an IP-based telephony service. Residential Digital Phone subscriber numbers as of December 31, 2007 and 2006 exclude 9,000 and 106,000 subscribers, respectively, who received traditional, circuit-switched telephone service.
(g)	Revenue generating units represent the total of all basic video, digital video, high-speed data and voice (including circuit-switched telephone service) subscribers.
(h)	Customer relationships represent the number of subscribers who receive at least one level of service, encompassing video, high-speed data and voice services, without regard to the number of services purchased. For example, a subscriber who purchases only high-speed data service and no video service will count as one customer relationship, and a subscriber who purchases both video and high-speed data services will also count as only one customer relationship.
(i)	Double play subscriber numbers reflect customers who subscribe to two of the Company’s primary services (video, high-speed data and voice).
(j)	Triple play subscriber numbers reflect customers who subscribe to all three of the Company’s primary services.

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

High-speed data revenues increased primarily due to the impact of the Acquired Systems, the consolidation of the Kansas City Pool and growth in high-speed data subscribers.

The increase in voice revenues was primarily due to growth in Digital Phone subscribers and the consolidation of the Kansas City Pool. Voice revenues for the Acquired Systems also included revenues associated with subscribers acquired from Comcast who received traditional, circuit-switched telephone service of $34 million and $27 million in 2007 and 2006, respectively.

Subscription ARPU increased 5% to $94.09 in 2007 from $89.75 in 2006. This increase was primarily a result of the increased penetration of advanced services (including digital video, high-speed data and Digital Phone) in the Legacy Systems and higher video prices, as discussed above, partially offset by lower penetration of advanced services in both the Acquired Systems and the Kansas City Pool as compared to the Legacy Systems.

TIME WARNER CABLE INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS
OF OPERATIONS AND FINANCIAL CONDITION—(Continued)

Advertising revenues increased due to a $176 million increase in local advertising and a $27 million increase in national advertising. These increases were primarily due to the impact of the Acquired Systems and, to a lesser extent, the consolidation of the Kansas City Pool.

Costs of revenues. The major components of costs of revenues were as follows (in millions):

	Year Ended December 31,
	2007	2006	% Change

Video programming	$3,534	$2,523	40%
Employee	2,164	1,505	44%
High-speed data	164	156	5%
Voice	455	309	47%
Video franchise fees	437	357	22%
Other direct operating costs	788	506	56%

Total	$7,542	$5,356	41%

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

Video programming costs for the Legacy Systems, the Acquired Systems, the Kansas City Pool and the total systems were as follows (in millions):

	Year Ended December 31,
	2007	2006

Video programming costs:
Legacy Systems	$2,305	$2,114
Acquired Systems(a)	1,027	409
Kansas City Pool	202	—

Total systems	$3,534	$2,523

(a)	2006 amounts reflect video programming costs for the Acquired Systems for the five months following the closing of the Adelphia/Comcast Transactions.

The increase in video programming costs was primarily due to the impact of the Acquired Systems and the consolidation of the Kansas City Pool, as well as contractual rate increases and the expansion of service offerings. Average programming costs per basic video subscriber increased 8% to $22.04 per month in 2007 from $20.33 per month in 2006.

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

High-speed data costs increased due to the impact of the Acquired Systems, the consolidation of the Kansas City Pool and subscriber growth, offset by a decrease in per-subscriber connectivity costs.

Voice costs increased primarily due to growth in Digital Phone subscribers and the consolidation of the Kansas City Pool, partially offset by a decline in per-subscriber connectivity costs.

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

Merger-related and restructuring costs. In 2007 and 2006, the Company expensed non-capitalizable merger-related costs associated with the Adelphia/Comcast Transactions of $10 million and $38 million, respectively. In addition, the results for 2007 and 2006 included restructuring costs of $13 million and $18 million, respectively.

Reconciliation of Operating Income to Operating Income before Depreciation and Amortization. The following table reconciles Operating Income to Operating Income before Depreciation and Amortization. In addition, the table provides the components from Operating Income to net income for purposes of the discussions that follow (in millions):

	Year Ended December 31,
	2007	2006	% Change

Net income	$1,123	$1,976	(43%)
Discontinued operations, net of tax	—	(1,038)	(100%)
Cumulative effect of accounting change, net of tax	—	(2)	(100%)

Income from continuing operations	1,123	936	20%
Income tax provision	740	620	19%

Income from continuing operations before income taxes	1,863	1,556	20%
Interest expense, net	894	646	38%
Minority interest expense, net	165	108	53%
Other income, net	(156)	(131)	19%

Operating Income	2,766	2,179	27%
Depreciation	2,704	1,883	44%
Amortization	272	167	63%

Operating Income before Depreciation and Amortization	$5,742	$4,229	36%

TIME WARNER CABLE INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS
OF OPERATIONS AND FINANCIAL CONDITION—(Continued)

Operating Income before Depreciation and Amortization. Operating Income before Depreciation and Amortization increased principally due to revenue growth (particularly growth in high margin high-speed data revenues), partially offset by higher costs of revenues and selling, general and administrative expenses, as discussed above.

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

Operating Income. Operating Income increased primarily due to the increase in Operating Income before Depreciation and Amortization, partially offset by increases in both depreciation and amortization expense, as discussed above.

Interest expense, net. Interest expense, net, increased primarily due to an increase in long-term debt and mandatorily redeemable preferred membership units issued by a subsidiary in connection with the Adelphia/Comcast Transactions, partially offset by a decrease in mandatorily redeemable preferred equity issued by a subsidiary as a result of ATC’s contribution in 2006 of its 1% common equity interest and $2.4 billion preferred equity interest in TWE to TW NY in exchange for a 12.43% non-voting common stock interest in TW NY (the “ATC Contribution”).

Minority interest expense, net. Minority interest expense, net, increased primarily reflecting the change in the ownership structure of the Company and TWE as a result of the ATC Contribution and the redemption of Comcast’s interest in TWC and TWE.

Other income, net. Other income, net, detail is shown in the table below (in millions):

	Year Ended December 31,
	2007	2006

Investment gains(a)	$(146)	$—
Income from equity investments, net	(11)	(129)
Other	1	(2)

Other income, net	$(156)	$(131)

(a)	2007 amount consists of the TKCCP Gain recorded as a result of the distribution of TKCCP’s assets.

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

Discontinued operations, net of tax. Discontinued operations, net of tax, in 2006 reflected the impact of treating the systems transferred to Comcast in connection with the Adelphia/Comcast Transactions as discontinued

TIME WARNER CABLE INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS
OF OPERATIONS AND FINANCIAL CONDITION—(Continued)

operations. In 2006, the Company recognized pretax income applicable to these systems of $285 million ($1.038 billion, net of a tax benefit). Included in the 2006 results were a pretax gain of $165 million on the systems transferred to Comcast in connection with the Adelphia/Comcast Transactions and a net tax benefit of $800 million comprised of a tax benefit of $814 million on the redemption of Comcast’s interest in TWC and TWE, partially offset by a provision of $14 million on the exchange of cable systems with Comcast in connection with the Adelphia/Comcast Transactions. The tax benefit of $814 million resulted primarily from the reversal of historical deferred tax liabilities that had existed on systems transferred to Comcast in the redemption of Comcast’s interest in TWC. The redemption of Comcast’s interest in TWC was designed to qualify as a tax-free split-off under section 355 of the Internal Revenue Code of 1986, as amended, and, as a result, such liabilities were no longer required. However, if the Internal Revenue Service were successful in challenging the tax-free characterization of the redemption of Comcast’s interest in TWC, an additional cash liability on account of taxes of up to an estimated $900 million could become payable by the Company.

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

FINANCIAL CONDITION AND LIQUIDITY

Management believes that cash generated by or available to TWC should be sufficient to fund its capital and liquidity needs for the foreseeable future, including the expected payment of $10.855 billion for the Special Dividend. There are no significant maturities of the Company’s long-term debt prior to February 2011. TWC’s sources of cash include cash provided by operating activities, cash and equivalents on hand, borrowing capacity under its committed credit facilities (including the 2008 Bridge Facility, under which TWC may not borrow any amounts unless and until the Special Dividend is declared) and commercial paper program, as well as access to capital markets.

TWC’s unused committed capacity was $13.130 billion as of December 31, 2008, reflecting $5.449 billion of cash and equivalents, $5.749 billion of available borrowing capacity under the Company’s $6.0 billion senior unsecured five-year revolving credit facility (the “Revolving Credit Facility”) and $1.932 billion of borrowing capacity under the 2008 Bridge Facility. TWC may not borrow any amounts under the 2008 Bridge Facility unless and until the Special Dividend is declared. Borrowings under the Supplemental Credit Agreement are only available to the Company at the final maturity of the 2008 Bridge Facility to repay amounts then outstanding under the 2008 Bridge Facility, if any, and are not included in TWC’s unused committed capacity. See “—Outstanding Debt and Mandatorily Redeemable Preferred Equity and Available Financial Capacity—Lending Commitments” below for a discussion regarding the Company’s decision to exclude funding commitments from subsidiaries of Lehman Brothers Holdings Inc. in determining the amount of its unused committed capacity.

Current Financial Condition

As of December 31, 2008, the Company had $17.728 billion of debt, $5.449 billion of cash and equivalents (net debt of $12.279 billion, defined as total debt less cash and equivalents), $300 million of mandatorily redeemable non-voting Series A Preferred Equity Membership Units (the “TW NY Cable Preferred Membership Units”) issued by a subsidiary of TWC, Time Warner NY Cable LLC (“TW NY Cable”), and $17.164 billion of shareholders’ equity. As of December 31, 2007, the Company had $13.577 billion of debt, $232 million of cash and equivalents

TIME WARNER CABLE INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS
OF OPERATIONS AND FINANCIAL CONDITION—(Continued)

(net debt of $13.345 billion), $300 million of TW NY Cable Preferred Membership Units and $24.706 billion of shareholders’ equity.

The following table shows the significant items contributing to the decrease in net debt from December 31, 2007 to December 31, 2008 (in millions):

Balance as of December 31, 2007(a)	$13,345
Cash provided by operating activities	(5,300)
Capital expenditures	3,522
Debt issuance costs	97
Investments and acquisitions, net of cash acquired and distributions received(b)	685
Proceeds from the sale of cable systems	(51)
All other, net	(19)

Balance as of December 31, 2008(a)	$12,279

(a)	Amounts include unamortized fair value adjustments of $114 million and $126 million as of December 31, 2008 and December 31, 2007, respectively, which include the fair value adjustment recognized as a result of the merger of America Online, Inc. (now known as AOL LLC) and Time Warner Inc. (now known as Historic TW Inc.).
(b)	Amount primarily includes the Company’s investment of $536 million in Clearwire LLC (which includes $6 million of transaction-related costs) and the $103 million reclassification of the Company’s investment in The Reserve Fund. See below for further discussion.

As discussed in “Overview—Recent Developments—2008 Bond Offerings and Credit Facilities,” the Shelf Registration Statement on file with the SEC allows TWC to offer and sell from time to time senior and subordinated debt securities and debt warrants.

As discussed in “Overview—Recent Developments—Separation from Time Warner, Recapitalization and Reverse Stock Split of TWC Common Stock,” upon completion of the TW Internal Restructuring, TWC’s board of directors or a committee thereof will declare the Special Dividend to holders of TWC’s outstanding Class A common stock and Class B common stock, including Time Warner, in an amount equal to $10.27 per share (aggregating $10.855 billion), which will be paid prior to the completion of the Separation.

As discussed in “Overview—Recent Developments—2008 Bond Offerings and Credit Facilities,” pending the payment of the Special Dividend, a portion of the net proceeds of the 2008 Bond Offerings was used to repay variable-rate debt with lower interest rates, and the remainder was invested in accordance with the Company’s investment policy.

The Company invests its cash and equivalents in a combination of money market, government and treasury funds, as well as bank certificates of deposit, in accordance with the Company’s investment policy of diversifying its investments and limiting the amount of its investments in a single entity or fund. Consistent with the foregoing, the Company invested a portion of the cash proceeds of the June 2008 Bond Offering in The Reserve Fund’s Primary Fund (“The Reserve Fund”). On the morning of September 15, 2008, the Company requested a full redemption of its $490 million investment in The Reserve Fund, but the redemption request was not honored. On September 22, 2008, The Reserve Fund announced that redemptions of shares were suspended pursuant to an SEC order requested by The Reserve Fund so that an orderly liquidation could be effected. Through December 31, 2008, the Company has received $387 million from The Reserve Fund representing its pro rata share of partial distributions made by The Reserve Fund. The Company has not been informed as to when the remaining amount will be returned. However, the Company believes its remaining receivable is recoverable. As a result of the status of The Reserve Fund, the Company has classified the remaining $103 million receivable from The Reserve Fund as of December 31, 2008 as prepaid expenses and other current assets in the Company’s consolidated balance sheet and within investments and acquisitions, net of cash acquired and distributions received, in the Company’s consolidated statement of cash flows.

TIME WARNER CABLE INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS
OF OPERATIONS AND FINANCIAL CONDITION—(Continued)

In addition, as discussed in “Overview—Recent Developments—Investment in Clearwire,” TWC invested $550 million in Clearwire LLC on November 28, 2008. Of such investment, $20 million was allocated to the additional agreements entered into in connection with its investment in Clearwire LLC.

TWE’s 7.25% debentures due September 1, 2008 (aggregate principal amount of $600 million) matured and were retired on September 1, 2008.

Cash Flows

Cash and equivalents increased by $5.217 billion, $181 million and $39 million in 2008, 2007 and 2006, respectively. Components of these changes are discussed below in more detail.

Operating Activities

Details of cash provided by operating activities are as follows (in millions):

	Year Ended December 31,
	2008	2007	2006

Operating Income (Loss) before Depreciation and Amortization	$(8,694)	$5,742	$4,229
Noncash impairment of cable franchise rights	14,822	—	—
Noncash loss on sale of cable systems	58	—	—
Net interest payments(a)	(707)	(845)	(662)
Pension plan contributions	(402)	(1)	(101)
Noncash equity-based compensation	78	59	33
Net income taxes paid(b)	(36)	(292)	(474)
Merger-related and restructuring payments, net of accruals(c)	(7)	(11)	(3)
Net cash flows from discontinued operations(d)	—	47	112
All other, net, including working capital changes	188	(136)	461

Cash provided by operating activities	$5,300	$4,563	$3,595

(a)	Amounts include interest income received of $38 million, $10 million and $5 million in 2008, 2007 and 2006, respectively.
(b)	Amounts include income tax refunds received of $4 million, $6 million and $4 million in 2008, 2007 and 2006, respectively.
(c)	Amounts include payments of merger-related and restructuring costs and payments for certain other merger-related liabilities, net of accruals.
(d)	Amounts reflect net income from discontinued operations of $1.038 billion in 2006 (none in 2008 and 2007), as well as noncash gains and expenses and working capital-related adjustments of $47 million and $(926) million in 2007 and 2006, respectively (none in 2008).

Cash provided by operating activities increased from $4.563 billion in 2007 to $5.300 billion in 2008. This increase was primarily related to an increase in Operating Income before Depreciation and Amortization excluding the noncash items noted in the table above (primarily due to revenue growth, partially offset by increases in costs of revenues and selling, general and administrative expenses, as previously discussed), a favorable change in working capital requirements and decreases in net income tax and net interest payments, partially offset by 2008 pension plan contributions. The change in working capital requirements was primarily due to the timing of payments and collections of accounts receivable. The decrease in net income tax payments was primarily due to the impact of the Economic Stimulus Act of 2008, which was enacted in the first quarter of 2008 and provided for a bonus first year depreciation deduction of 50% of qualified property. The benefits of this legislation were applicable to certain of the Company’s capital expenditures during 2008. With the passage of the American Recovery and Reinvestment Act of 2009, signed by the President on February 17, 2009, this bonus depreciation benefit will continue.

As a result of the 2008 Bond Offerings and additional debt that the Company expects to incur in 2009 in connection with the Separation Transactions, the Company expects that its net interest payments will increase significantly in 2009.

TIME WARNER CABLE INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS
OF OPERATIONS AND FINANCIAL CONDITION—(Continued)

The Company expects to make discretionary cash contributions of at least $150 million to its defined benefit pension plans during 2009, subject to market conditions and other considerations. See Note 13 to the accompanying consolidated financial statements for additional discussion of the funded status of the Company’s defined benefit pension plans.

Cash provided by operating activities increased from $3.595 billion in 2006 to $4.563 billion in 2007. This increase was primarily related to an increase in Operating Income before Depreciation and Amortization (due to revenue growth, partially offset by increases in costs of revenues and selling, general and administrative expenses, as described above) and a decrease in net income taxes paid (primarily as a result of the timing of tax-related payments to Time Warner under the Company’s tax sharing arrangement, as well as tax benefits related to the Adelphia/Comcast Transactions) and a decrease in pension plan contributions, which were partially offset by a change in working capital requirements, an increase in net interest payments reflecting the increase in debt levels attributable to the Adelphia/Comcast Transactions and a decrease in cash relating to discontinued operations. The change in working capital requirements was primarily due to the timing of payments and collections of accounts receivable.

Investing Activities

Details of cash used by investing activities are as follows (in millions):

	Year Ended December 31,
	2008	2007	2006

Investments and acquisitions, net of cash acquired and distributions received:
Clearwire LLC	$(536)	$—	$—
The Reserve Fund	(103)	—	—
SpectrumCo(a)	(3)	(33)	(633)
Distributions received from an investee(b)	—	51	—
Acquisition of Adelphia assets and exchange of systems with Comcast(c)	2	(25)	(9,080)
Redemption of Comcast’s interest in TWE	—	—	(147)
All other	(45)	(53)	(2)
Capital expenditures from continuing operations	(3,522)	(3,433)	(2,718)
Capital expenditures from discontinued operations	—	—	(56)
Proceeds from the sale of cable systems	51	52	—
Proceeds from the repayment by Comcast of TKCCP debt owed to TWE-A/N	—	—	631
Other investing activities	16	9	6

Cash used by investing activities	$(4,140)	$(3,432)	$(11,999)

(a)	2006 amount represents the Company’s initial investment in SpectrumCo. 2007 amount includes a contribution of $28 million to SpectrumCo to fund the Company’s share of a payment to Sprint to purchase Sprint’s interest in SpectrumCo for an amount equal to Sprint’s capital contributions.
(b)	Distributions received from an investee represent distributions received from Sterling Entertainment Enterprises, LLC (d/b/a SportsNet New York), an equity-method investee.
(c)	2006 amount consists of cash paid at closing of $8.935 billion, a contractual closing adjustment of $67 million and other transaction-related costs of $78 million. 2007 amount primarily represents additional transaction-related costs, including working capital adjustments.

Cash used by investing activities increased from $3.432 billion in 2007 to $4.140 billion in 2008. This increase was principally due to the Company’s investment in Clearwire LLC and the classification of the Company’s investment in The Reserve Fund as prepaid expenses and other current assets on the Company’s consolidated balance sheet as a result of the status of the investment (as discussed above), as well as an increase in capital expenditures.

TIME WARNER CABLE INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS
OF OPERATIONS AND FINANCIAL CONDITION—(Continued)

Cash used by investing activities decreased from $11.999 billion in 2006 to $3.432 billion in 2007. This decrease was principally due to payments associated with the Adelphia/Comcast Transactions, which closed on July 31, 2006, and a decrease in investment spending related to the Company’s investment in SpectrumCo. This decrease was partially offset by an increase in capital expenditures from continuing operations, driven by the Acquired Systems, as well as the continued roll-out of advanced digital services in the Legacy Systems, and the receipt of proceeds associated with the repayment by Comcast of TKCCP debt owed to TWE-A/N during 2006.

TWC’s capital expenditures from continuing operations included the following major categories (in millions):

	Year Ended December 31,
	2008	2007	2006

Customer premise equipment(a)	$1,628	$1,485	$1,125
Scalable infrastructure(b)	600	604	568
Line extensions(c)	350	372	280
Upgrades/rebuilds(d)	315	315	151
Support capital(e)	629	657	594

Total capital expenditures	$3,522	$3,433	$2,718

(a)	Amounts represent costs incurred in the purchase and installation of equipment that resides at a customer’s home or business for the purpose of receiving/sending video, high-speed data and/or voice signals. Such equipment typically includes digital (including high-definition) set-top boxes, remote controls, high-speed data modems, telephone modems and the costs of installing such new equipment. Customer premise equipment also includes materials and labor incurred to install the “drop” cable that connects a customer’s dwelling or business to the closest point of the main distribution network.
(b)	Amounts represent costs incurred in the purchase and installation of equipment that controls signal reception, processing and transmission throughout TWC’s distribution network, as well as controls and communicates with the equipment residing at a customer’s home or business. Also included in scalable infrastructure is certain equipment necessary for content aggregation and distribution (video-on-demand equipment) and equipment necessary to provide certain video, high-speed data and Digital Phone service features (voicemail, e-mail, etc.).
(c)	Amounts represent costs incurred to extend TWC’s distribution network into a geographic area previously not served. These costs typically include network design, the purchase and installation of fiber optic and coaxial cable and certain electronic equipment.
(d)	Amounts primarily represent costs incurred to upgrade or replace certain existing components or an entire geographic area of TWC’s distribution network. These costs typically include network design, the purchase and installation of fiber optic and coaxial cable and certain electronic equipment.
(e)	Amounts represent all other capital purchases required to run day-to-day operations. These costs typically include vehicles, land and buildings, computer hardware/software, office equipment, furniture and fixtures, tools and test equipment. Amounts include capitalized software costs of $201 million, $196 million and $137 million in 2008, 2007 and 2006, respectively.

TWC incurs expenditures associated with the construction of its cable systems. Costs associated with the construction of the cable transmission and distribution facilities and new cable service installations are capitalized. TWC generally capitalizes expenditures for tangible fixed assets having a useful life of greater than one year. Capitalized costs include direct material, labor and overhead, as well as interest. Sales and marketing costs, as well as the costs of repairing or maintaining existing fixed assets, are expensed as incurred. With respect to certain customer premise equipment, which includes set-top boxes and high-speed data and telephone cable modems, TWC capitalizes installation charges only upon the initial deployment of these assets. All costs incurred in subsequent disconnects and reconnects are expensed as incurred. Depreciation on these assets is provided generally using the straight-line method over their estimated useful lives. For set-top boxes and modems, the useful life is 3 to 5 years, and, for distribution plant, the useful life is up to 16 years.

The Company expects that capital expenditures will decline in 2009 as compared to 2008.

TIME WARNER CABLE INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS
OF OPERATIONS AND FINANCIAL CONDITION—(Continued)

Financing Activities

Details of cash provided (used) by financing activities are as follows (in millions):

	Year Ended December 31,
	2008	2007	2006

Borrowings (repayments), net(a)	$(206)	$(1,545)	$651
Borrowings	7,182	8,387	10,300
Repayments	(2,817)	(7,679)	(975)
Debt issuance costs	(97)	(29)	(17)
Issuance of TW NY Cable Preferred Membership Units	—	—	300
Redemption of Comcast’s interest in TWC	—	—	(1,857)
Other financing activities	(5)	(84)	41

Cash provided (used) by financing activities	$4,057	$(950)	$8,443

(a)	Borrowings (repayments), net, reflects borrowings under the Company’s commercial paper program with original maturities of three months or less, net of repayments of such borrowings.

Cash used by financing activities was $950 million in 2007 compared to cash provided by financing activities of $4.057 billion in 2008. Cash provided by financing activities in 2008 primarily included borrowings from the 2008 Bond Offerings, partially offset by repayments under the Revolving Credit Facility and commercial paper program, repayment of matured long-term debt as previously discussed, and debt issuance costs relating to the 2008 Bond Offerings and the 2008 Bridge Facility. Cash used by financing activities for 2007 included net repayments under the Company’s debt obligations and payments for other financing activities.

Cash used by financing activities was $950 million in 2007 compared to cash provided by financing activities of $8.443 billion in 2006. Cash used by financing activities for 2007 included net repayments under the Company’s debt obligations and payments for other financing activities, while cash provided by financing activities for 2006 included significant net borrowings primarily associated with the financing of the Adelphia/Comcast Transactions, the issuance of the TW NY Cable Preferred Membership Units in connection with the Adelphia/Comcast Transactions and other financing activities, net of cash used in the TWC Redemption on July 31, 2006.

TIME WARNER CABLE INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS
OF OPERATIONS AND FINANCIAL CONDITION—(Continued)

Free Cash Flow

Reconciliation of Cash provided by operating activities to Free Cash Flow. The following table reconciles Cash provided by operating activities to Free Cash Flow (in millions):

	Year Ended December 31,
	2008	2007	2006

Cash provided by operating activities	$5,300	$4,563	$3,595
Reconciling items:
Discontinued operations, net of tax	—	—	(1,038)
Adjustments relating to the operating cash flow of discontinued operations	—	(47)	926

Cash provided by continuing operating activities	5,300	4,516	3,483
Add: Excess tax benefit from exercise of stock options	—	5	4
Less:
Capital expenditures from continuing operations	(3,522)	(3,433)	(2,718)
Partnership tax distributions, stock option distributions and principal payments on capital leases of continuing operations	(5)	(28)	(34)

Free Cash Flow	$1,773	$1,060	$735

Free Cash Flow increased from $1.060 billion in 2007 to $1.773 billion in 2008 primarily as a result of an increase in cash provided by continuing operating activities, partially offset by an increase in capital expenditures, as discussed above.

Free Cash Flow increased from $735 million in 2006 to $1.060 billion in 2007 primarily as a result of an increase in cash provided by continuing operating activities, partially offset by an increase in capital expenditures from continuing operations, as discussed above.

TIME WARNER CABLE INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS
OF OPERATIONS AND FINANCIAL CONDITION—(Continued)

Outstanding Debt and Mandatorily Redeemable Preferred Equity and Available Financial Capacity

Debt and mandatorily redeemable preferred equity as of December 31, 2008 and 2007 were as follows:

	Interest Rate at			Outstanding Balance as of
	December 31,			December 31,
	2008		Maturity	2008	2007
				(in millions)

Credit facilities(a)(b)	1.353	%(c)	2011	$3,045	$5,256
TWC notes and debentures	6.752	%(c)	2012-2038	11,956	4,985
TWE notes and debentures(d)(e)	7.809	%(c)	2012-2033	2,714	3,326
Capital leases and other(f)				13	10

Total debt				17,728	13,577
TW NY Cable Preferred Membership Units	8.210%		2013	300	300

Total debt and mandatorily redeemable preferred equity				$18,028	$13,877

(a)	TWC’s unused committed capacity was $13.130 billion as of December 31, 2008, reflecting $5.449 billion in cash and equivalents, $5.749 billion of available borrowing capacity under the Revolving Credit Facility (which reflects a reduction of $126 million for outstanding letters of credit backed by the Revolving Credit Facility and $125 million for commitments of LBB, as defined and discussed below) and $1.932 billion of borrowing capacity under the 2008 Bridge Facility (excluding $138 of commitments of LBCB). TWC may not borrow any amounts under the 2008 Bridge Facility unless and until the Special Dividend is declared.
(b)	Outstanding balance amount as of December 31, 2007 excludes an unamortized discount on commercial paper of $5 million (none as of December 31, 2008).
(c)	Rate represents an effective weighted-average interest rate.
(d)	Outstanding balance amount as of December 31, 2008 and 2007 includes an unamortized fair value adjustment of $114 million and $126 million, respectively.
(e)	As of December 31, 2007, the Company classified $601 million of TWE 7.25% debentures due September 1, 2008 as long-term in the consolidated balance sheet to reflect management’s intent and ability to refinance the obligation on a long-term basis through the utilization of the Company’s unused committed capacity.
(f)	Amount includes $1 million of debt due within one year as of December 31, 2008 (none as of December 31, 2007), which primarily relates to capital lease obligations.

See “Overview—Recent Developments—2008 Bond Offerings and Credit Facilities” and Note 7 to the accompanying consolidated financial statements for further details regarding the Company’s outstanding debt and mandatorily redeemable preferred equity and other financing arrangements, including certain information about maturities, covenants, rating triggers and bank credit agreement leverage ratios relating to such debt and financing arrangements.

Lending Commitments

As noted above, as of December 31, 2008, TWC had $5.749 billion of available borrowing capacity under the Revolving Credit Facility and $1.932 billion of borrowing capacity under the 2008 Bridge Facility. TWC may not borrow any amounts under the 2008 Bridge Facility unless and until the Special Dividend is declared. The 2008 Bridge Facility consists of commitments of approximately $138 million from each of 14 institutions, consisting of affiliates of Bank of America, N.A., The Bank of Tokyo-Mitsubishi UFJ, LTD., Barclays Bank Plc, BNP Paribas Securities Corp., Citibank, N.A., Deutsche Bank AG, Fortis Bank SA/NV, Goldman Sachs Bank USA, Mizuho Corporate Bank, LTD., Morgan Stanley Bank, The Royal Bank of Scotland PLC, Sumitomo Mitsui Banking Corporation, UBS Loan Finance LLC and Wachovia Bank, National Association. These same financial institutions also comprise approximately 70% of the commitments under the Revolving Credit Facility. Recently, a number of these lenders have entered into agreements to acquire or to be acquired by other financial institutions. TWC believes that these transactions will not adversely affect the commitments under the 2008 Bridge Facility or the Revolving Credit Facility. The Company’s bank credit agreements do not contain borrowing restrictions due to material adverse changes in the Company’s business or market disruption. See Note 7 to the accompanying consolidated financial statements.

TIME WARNER CABLE INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS
OF OPERATIONS AND FINANCIAL CONDITION—(Continued)

In addition, LBCB and Lehman Brothers Bank, FSB (“LBB”), subsidiaries of Lehman Brothers Holdings Inc. (“Lehman”), are lenders under the 2008 Bridge Facility and the Revolving Credit Facility, respectively, with undrawn commitments of $138 million and $125 million, respectively, as of December 31, 2008. On September 15, 2008, Lehman filed a petition under Chapter 11 of the U.S. Bankruptcy Code with the U.S. Bankruptcy Court for the Southern District of New York (the “Lehman Bankruptcy”). TWC has not requested to borrow under either the 2008 Bridge Facility or the Revolving Credit Facility since the Lehman Bankruptcy, and neither LBCB nor LBB has been placed in receivership or a similar proceeding as of February 19, 2009. While the Company believes that LBCB and LBB are contractually obligated under the 2008 Bridge Facility and the Revolving Credit Facility, respectively, the Company does not expect that LBCB and LBB will fund any future borrowing requests and is uncertain as to whether another lender might assume either commitment. Accordingly, the Company’s unused committed capacity as of December 31, 2008 excludes the undrawn commitments of LBCB and LBB. The Company believes that it continues to have sufficient liquidity to meet its needs for the foreseeable future, including payment of the Special Dividend, even if LBCB and/or LBB fails to fund its portion of any future borrowing requests.

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

TIME WARNER CABLE INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS
OF OPERATIONS AND FINANCIAL CONDITION—(Continued)

The following table summarizes the Company’s aggregate contractual obligations as of December 31, 2008, and the estimated timing and effect that such obligations are expected to have on the Company’s liquidity and cash flows in future periods.

		2010-	2012-	2014 and
	2009	2011	2013	thereafter	Total
	(in millions)

Programming purchases(a)	$3,098	$5,076	$2,933	$527	$11,634
Outstanding debt obligations and TW NY Cable Preferred Membership Units(b)	1	3,046	3,909	11,002	17,958
Interest and dividends(c)	1,078	2,176	1,952	9,234	14,440
Facility leases(d)	110	199	159	385	853
Data processing services	48	96	44	—	188
High-speed data connectivity(e)	40	21	7	35	103
Digital Phone connectivity(f)	453	704	280	1	1,438
Set-top box and modem purchases	175	—	—	—	175
Other	146	22	14	81	263

Total	$5,149	$11,340	$9,298	$21,265	$47,052

(a)	Programming purchases represent contracts that the Company has with cable television networks and broadcast stations to provide programming services to its subscribers. Typically, these arrangements provide that the Company purchase cable television and broadcast programming for a certain number of subscribers as long as the Company is providing video services to such number of subscribers. There is generally no obligation to purchase these services if the Company is not providing video services. Programming fees represent a significant portion of its costs of revenues. Future fees under such contracts are based on numerous variables, including number and type of customers. The amounts included above represent estimates of future programming costs based on subscriber numbers as of December 31, 2008 applied to the per-subscriber contractual rates contained in the contracts that were in effect as of December 31, 2008, for which the Company does not have the right to cancel the contract or for contracts with a guaranteed minimum commitment.
(b)	Outstanding debt obligations and TW NY Cable Preferred Membership Units represent principal amounts due on outstanding debt obligations and the TW NY Cable Preferred Membership Units as of December 31, 2008. Amounts do not include any fair value adjustments, bond premiums, discounts, interest payments or dividends.
(c)	Amounts are based on the outstanding debt or TW NY Cable Preferred Membership Units balances, respective interest or dividend rates (interest rates on variable-rate debt were held constant through maturity at the December 31, 2008 rates) and maturity schedule of the respective instruments as of December 31, 2008. Interest ultimately paid on these obligations may differ based on changes in interest rates for variable-rate debt, as well as any potential future refinancings entered into by the Company. See Note 7 to the accompanying consolidated financial statements for further details.
(d)	The Company has facility lease obligations under various operating leases including minimum lease obligations for real estate and operating equipment.
(e)	High-speed data connectivity obligations are based on the contractual terms for bandwidth circuits that were in use as of December 31, 2008.
(f)	Digital Phone connectivity obligations relate to transport, switching and interconnection services that allow for the origination and termination of local and long-distance telephony traffic. These expenses also include related technical support services. There is generally no obligation to purchase these services if the Company is not providing Digital Phone service. The amounts included above are based on the number of Digital Phone subscribers as of December 31, 2008 and the per-subscriber contractual rates contained in the contracts that were in effect as of December 31, 2008.

The Company’s total rent expense, which primarily includes facility rental expense and pole attachment rental fees, amounted to $190 million in 2008, $182 million in 2007 and $149 million in 2006.

Minimum pension funding requirements have not been presented, as such amounts have not been determined beyond 2008. The Company did not have a required minimum pension contribution obligation for its funded defined benefit pension plans in 2008; however, the Company made discretionary cash contributions of $400 million to these plans and expects to contribute at least $150 million to these plans in 2009.

Contingent Commitments

The Six Flags Guarantee

Prior to the restructuring of TWE, which was completed in March 2003 (the “TWE Restructuring”), TWE had various contingent commitments, including guarantees, related to TWE’s non-cable businesses, including Warner Bros., Home Box Office, and TWE’s interests in The WB Television Network (which has subsequently ceased

TIME WARNER CABLE INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS
OF OPERATIONS AND FINANCIAL CONDITION—(Continued)

operations), Comedy Central (which was subsequently sold) and the Courtroom Television Network (d/b/a truTV effective January 1, 2008) (collectively, the “Non-cable Businesses”). In connection with the TWE Restructuring, some of these commitments were not transferred with their applicable Non-cable Business and they remain contingent commitments of TWE. Specifically, in connection with the Non-cable Businesses’ former investment in the Six Flags theme parks located in Georgia and Texas (“Six Flags Georgia” and “Six Flags Texas,” respectively, and, collectively, the “Parks”), in 1997, TWE and a subsidiary of Time Warner, Historic TW Inc. (formerly known as Time Warner Inc., “Historic TW”), each agreed to guarantee (the “Six Flags Guarantee”) certain obligations of the partnerships that hold the Parks (the “Partnerships”) for the benefit of the limited partners in such Partnerships, including the following (the “Guaranteed Obligations”): (a) making a minimum annual distribution to the limited partners of the Partnerships (the minimum was approximately $61 million in 2008 and is subject to annual cost of living adjustments); (b) making a minimum amount of capital expenditures each year (an amount approximating 6% of the Parks’ annual revenues); (c) offering each year to purchase 5% of the limited partnership units of the Partnerships (plus any such units not purchased pursuant to such offer in any prior year) based on an aggregate price for all limited partnership units at the higher of (i) $250 million in the case of Six Flags Georgia and $374.8 million in the case of Six Flags Texas (the “Base Valuations”) and (ii) a weighted average multiple of EBITDA for the respective Park over the previous four-year period (the “Cumulative LP Unit Purchase Obligation”); (d) making annual ground lease payments; and (e) either (i) purchasing all of the outstanding limited partnership units through the exercise of a call option upon the earlier of the occurrence of certain specified events and the end of the term of each of the Partnerships in 2027 (Six Flags Georgia) and 2028 (Six Flags Texas) (the “End of Term Purchase”) or (ii) causing each of the Partnerships to have no indebtedness and to meet certain other financial tests as of the end of the term of the Partnership. The aggregate amount payable in connection with an End of Term Purchase option on either Park will be the Base Valuation applicable to such Park, adjusted for changes in the consumer price index from December 1996, in the case of Six Flags Georgia, and December 1997, in the case of Six Flags Texas, through December of the year immediately preceding the year in which the End of Term Purchase occurs, in each case, reduced ratably to reflect limited partnership units previously purchased.

In connection with Time Warner’s 1998 sale of Six Flags Entertainment Corporation (which held the controlling interests in the Parks) to Six Flags, Inc. (formerly Premier Parks Inc.) (“Six Flags”), Six Flags, Historic TW and TWE, among others, entered into a Subordinated Indemnity Agreement (the “Six Flags Indemnity Agreement”) pursuant to which Six Flags agreed to guarantee the performance of the Guaranteed Obligations when due and, to indemnify Historic TW and TWE, among others, in the event that the Guaranteed Obligations are not performed and the Six Flags Guarantee is called upon. In the event of a default of Six Flags’ obligations under the Six Flags Indemnity Agreement, the Six Flags Indemnity Agreement and related agreements provide, among other things, that Historic TW and TWE have the right to acquire control of the managing partner of the Parks. Six Flags’ obligations to Historic TW and TWE are further secured by its interest in all limited partnership units that are held by Six Flags.

Additionally, Time Warner and WCI have agreed, on a joint and several basis, to indemnify TWE from and against any and all of these contingent liabilities, but TWE remains a party to these commitments. In the event that TWE is required to make a payment related to any contingent liabilities of the TWE Non-cable Businesses, TWE will recognize an expense from discontinued operations and will receive a capital contribution from Time Warner and/or its subsidiary, WCI, for reimbursement of the incurred expenses. Additionally, costs related to any acquisition and subsequent distribution to Time Warner would also be treated as an expense of discontinued operations to be reimbursed by Time Warner. Pursuant to the original terms of the Six Flags Guarantee, TWE is expected to terminate its obligations thereunder in connection with the Separation Transactions. Also in connection with the Separation Transactions, TWE is expected to assign its rights and obligations under the Six Flags Indemnity Agreement to Warner Bros. Entertainment Inc., a subsidiary of Time Warner.

In November 2007, Moody’s Investors Service, Standard & Poor’s and Fitch Ratings downgraded their credit ratings for Six Flags. In March 2008, Moody’s Investors Service changed Six Flags’ rating outlook to negative from

TIME WARNER CABLE INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS
OF OPERATIONS AND FINANCIAL CONDITION—(Continued)

stable and downgraded its speculative-grade liquidity rating. In June 2008, Moody’s Investors Service and Fitch Ratings downgraded their senior unsecured credit ratings for Six Flags. In September 2008, Moody’s Investors Service downgraded Six Flags’ corporate family rating. To date, no payments have been made by Historic TW or TWE pursuant to the Six Flags Guarantee. In its quarterly report on Form 10-Q for the period ended September 30, 2008, Six Flags reported an estimated maximum Cumulative LP Unit Purchase Obligation for 2009 of approximately $335 million. The aggregate undiscounted estimated future cash flow requirements covered by the Six Flags Guarantee over the remaining term of the agreements are approximately $1.4 billion. Six Flags has also publicly disclosed that it has deposited approximately $15 million in an escrow account as a source of funds in the event Historic TW or TWE is required to fund any portion of the Guaranteed Obligations in the future.

Because the Six Flags Guarantee existed prior to the Company’s adoption of FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (“FIN 45”), and no modifications to the arrangements have been made since the date the guarantee came into existence, the recognition requirements of FIN 45 are not applicable to the arrangements and the Company has continued to account for the Guaranteed Obligations in accordance with FASB Statement No. 5, Accounting for Contingencies (“FAS 5”). Based on its evaluation of the current facts and circumstances surrounding the Guaranteed Obligations and the Six Flags Indemnity Agreement (including the recent financial performance reported for the Parks and by Six Flags), the Company has concluded that a probable loss does not exist and, consequently, no liability for the arrangements has been recognized at December 31, 2008. Because of the specific circumstances surrounding the arrangements and the fact that no active or observable market exists for this type of financial guarantee, the Company is unable to determine a current fair value for the Guaranteed Obligations and related Six Flags Indemnity Agreement.

Other Contingent Commitments

TWC has cable franchise agreements containing provisions requiring the construction of cable plant and the provision of services to customers within the franchise areas. In connection with these obligations under existing franchise agreements, TWC obtains surety bonds or letters of credit guaranteeing performance to municipalities and public utilities and payment of insurance premiums. Such surety bonds and letters of credit as of December 31, 2008 and 2007 totaled $288 million and $299 million, respectively. Payments under these arrangements are required only in the event of nonperformance. TWC does not expect that these contingent commitments will result in any amounts being paid in the foreseeable future.

TWC is required to make cash distributions to Time Warner when employees of the Company exercise previously issued Time Warner stock options. For more information, see “Market Risk Management—Equity Risk” below.

MARKET RISK MANAGEMENT

Market risk is the potential gain/loss arising from changes in market rates and prices, such as interest rates.

Interest Rate Risk

Variable-rate Debt

As of December 31, 2008, TWC had an outstanding balance of variable-rate debt of $3.045 billion. Based on TWC’s variable-rate obligations outstanding at December 31, 2008, each 25 basis point increase or decrease in the level of interest rates would, respectively, increase or decrease TWC’s annual interest expense and related cash payments by approximately $8 million. Such potential increases or decreases are based on certain simplifying assumptions, including a constant level of variable-rate debt for all maturities and an immediate, across-the-board increase or decrease in the level of interest rates with no other subsequent changes for the remainder of the period. Conversely, since almost all of the Company’s cash balance of $5.449 billion is invested in variable-rate interest-

TIME WARNER CABLE INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS
OF OPERATIONS AND FINANCIAL CONDITION—(Continued)

earning assets, the Company would also earn more (less) interest income due to such an increase (decrease) in interest rates.

Fixed-rate Debt and TW NY Cable Preferred Membership Units

As of December 31, 2008, TWC had fixed-rate debt and TW NY Cable Preferred Membership Units with an outstanding balance of $14.970 billion, including an unamortized fair value adjustment of $114 million, and an estimated fair value of $14.587 billion. Based on TWC’s fixed-rate debt obligations outstanding at December 31, 2008, a 25 basis point increase or decrease in the level of interest rates would, respectively, decrease or increase the fair value of the fixed-rate debt by approximately $263 million. Such potential increases or decreases are based on certain simplifying assumptions, including a constant level of fixed-rate debt and an immediate, across-the-board increase or decrease in the level of interest rates with no other subsequent changes for the remainder of the period.

Equity Risk

TWC is also exposed to market risk as it relates to changes in the market value of its investments. TWC invests in equity instruments of companies for operational and strategic business purposes. These investments are subject to significant fluctuations in fair market value due to volatility in the general equity markets and the specific industries in which the companies operate. As of December 31, 2008, TWC had $895 million of investments, which primarily included $663 million related to SpectrumCo and $167 million related to Clearwire LLC.

Some of TWC’s employees have been granted options to purchase shares of Time Warner common stock in connection with their past employment with subsidiaries and affiliates of Time Warner, including TWC. TWC has agreed that, upon the exercise by any of its officers or employees of any options to purchase Time Warner common stock, TWC will reimburse Time Warner in an amount equal to the excess of the closing price of a share of Time Warner common stock on the date of the exercise of the option over the aggregate exercise price paid by the exercising officer or employee for each share of Time Warner common stock. TWC accrues stock option distributions payable to Time Warner, which are not payable until the underlying options are exercised and then only subject to limitations on cash distributions in accordance with the senior unsecured revolving credit facilities. Any accrued amounts will be adjusted in subsequent accounting periods based on changes in the quoted market prices for Time Warner’s common stock. As of December 31, 2008, TWC had no stock option distributions payable to Time Warner. See Note 12 to the accompanying consolidated financial statements.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The Company’s consolidated financial statements are prepared in accordance with GAAP, which requires management to make estimates, judgments and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Management considers an accounting policy and estimate to be critical if it requires the use of assumptions that were uncertain at the time the estimate was made and if changes in the estimate or selection of a different estimate could have a material effect on the Company’s consolidated results of operations or financial condition. The development and selection of the following critical accounting policies and estimates have been determined by the management of TWC and the related disclosures have been reviewed with the Audit Committee of the board of directors of TWC. Due to the significant judgment involved in selecting certain of the assumptions used in these areas, it is possible that different parties could choose different assumptions and reach different conclusions. For a summary of all of the Company’s significant accounting policies, see Note 3 to the accompanying consolidated financial statements.

TIME WARNER CABLE INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS
OF OPERATIONS AND FINANCIAL CONDITION—(Continued)

Asset Impairments

Goodwill and Indefinite-lived Intangible Assets

Goodwill impairment is determined using a two-step process. The first step involves a comparison of the estimated fair value of each of the Company’s eight geographic reporting units to its carrying amount, including goodwill. In performing the first step, the Company determines the fair value of a reporting unit using a combination of a discounted cash flow (“DCF”) analysis and a market-based approach. Determining fair value requires the exercise of significant judgment, including judgment about appropriate discount rates, perpetual growth rates, the amount and timing of expected future cash flows, as well as relevant comparable company earnings multiples for the market-based approach. The cash flows employed in the DCF analyses are based on the Company’s most recent budget and, for years beyond the budget, the Company’s estimates, which are based on assumed growth rates. The discount rates used in the DCF analyses are intended to reflect the risks inherent in the future cash flows of the respective reporting units. In addition, the market-based approach utilizes comparable company public trading values, research analyst estimates and, where available, values observed in private market transactions. If the estimated fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is not impaired and the second step of the impairment test is not necessary. If the carrying amount of a reporting unit exceeds its estimated fair value, then the second step of the goodwill impairment test must be performed. The second step of the goodwill impairment test compares the implied fair value of the reporting unit’s goodwill with its goodwill carrying amount to measure the amount of impairment, if any. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination. In other words, the estimated fair value of the reporting unit is allocated to all of the assets and liabilities of that unit (including any unrecognized intangible assets) as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the purchase price paid. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment is recognized in an amount equal to that excess.

The impairment test for other intangible assets not subject to amortization involves a comparison of the estimated fair value of the intangible asset with its carrying value. If the carrying value of the intangible asset exceeds its fair value, an impairment loss is recognized in an amount equal to that excess. The estimates of fair value of intangible assets not subject to amortization are determined using a DCF valuation analysis. The DCF methodology used to value cable franchise rights entails identifying the projected discrete cash flows related to such cable franchise rights and discounting them back to the valuation date. Significant judgments inherent in this analysis include the selection of appropriate discount rates, estimating the amount and timing of estimated future cash flows attributable to cable franchise rights and identification of appropriate terminal growth rate assumptions. The discount rates used in the DCF analyses are intended to reflect the risk inherent in the projected future cash flows generated by the respective intangible assets.

Goodwill and indefinite-lived intangible assets, primarily the Company’s cable franchise rights, are tested annually for impairment during the fourth quarter or earlier upon the occurrence of certain events or substantive changes in circumstances. As a result of entering into the Separation Agreement, the Company tested goodwill and the cable franchise rights for impairment during the second quarter of 2008, and no impairment charges were recognized. The Company’s 2008 annual impairment analysis, which was performed as of December 31, 2008, did not result in any goodwill impairments, but did result in a noncash pretax impairment on its cable franchise rights of

TIME WARNER CABLE INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS
OF OPERATIONS AND FINANCIAL CONDITION—(Continued)

$14.822 billion. The impairment charge by unit of accounting, as well as the remaining value of the cable franchise rights by unit of accounting as of December 31, 2008, is as follows (in millions):

	Balance as of			Balance as of
	December 31,		Other	December 31,
	2007	Impairment	Activity	2008

West	$6,908	$(3,558)	$—	$3,350
New York City	5,501	(2,156)	—	3,345
Texas	4,971	(3,270)	(1)	1,700
Midwest	7,863	(2,835)	—	5,028
Carolinas	5,558	(1,659)	9	3,908
Upstate New York	6,605	(962)	2	5,645
Kansas City	388	—	5	393
National	1,128	(382)	(24)	722

	$38,922	$(14,822)	$(9)	$24,091

The aggregate impairment charge was primarily attributable to the use of higher discount rates, which accounted for approximately two-thirds of the decline in fair value as compared to the impairment test performed in May 2008 and lower projected future cash flows related to the cable franchise rights utilized in the DCF valuation analyses (which accounted for the remaining approximately one-third decline). Although the Company continues to project future growth in cash flows, such growth is lower than that estimated at the time the cable franchise rights were acquired. The higher discount rates (on average approximately 12.5% as compared to approximately 10% used in the May 2008 valuation) reflect an increase in the risks inherent in the estimated future cash flows attributable to the individual cable franchise rights; this increase in risk is due to the current economic volatility, which became more pronounced during the fourth quarter of 2008. The discount rates used in both the May 2008 and December 2008 analyses include significant risk premiums of up to 250 basis points to the Company’s weighted-average cost of capital to reflect the greater uncertainty in the cash flows attributable to the Company’s cable franchise rights. Furthermore, had the Company used a discount rate in assessing the impairment of its cable franchise rights that was 1% higher across all units of accounting (holding all other assumptions unchanged) the Company would have recorded an additional impairment charge of approximately $3.0 billion.

The reduction in estimated future cash flows since May 2008 reflects the impact of the weaker economy and increased competition, including fourth quarter 2008 subscriber trends (specifically, lower fourth quarter revenue generating unit net additions) lower advertising revenues and higher video programming costs (resulting from, among other things, higher projected costs for acquiring retransmission consent rights) offset in part by reduced capital expenditures and increased cost controls in other areas of the Company. In addition, the terminal growth rates used in the analyses for both the May 2008 and December 2008 impairment tests were the same and in line with historical U.S. gross domestic product growth rates.

As a result of the cable franchise rights impairment taken in 2008, the carrying values of the Company’s impaired cable franchise rights (which represented the cable franchise rights in all but one of the Company’s eight units of accounting) were re-set to their estimated fair values as of December 31, 2008. Consequently, any further decline in the estimated fair values of these cable franchise rights could result in additional cable franchise rights impairments. Management has no reason to believe that any one unit of accounting is more likely than any other to incur further impairments of its cable franchise rights. It is possible that such impairments, if required, could be material and may need to be recorded prior to the fourth quarter of 2009 (i.e., during an interim period) if the Company’s results of operations or other factors require such assets to be tested for impairment at an interim date.

For illustrative purposes only, had the fair values of each of the cable franchise rights been lower by 10% as of December 31, 2008, the Company would have recorded an additional cable franchise rights impairment of

TIME WARNER CABLE INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS
OF OPERATIONS AND FINANCIAL CONDITION—(Continued)

approximately $2.37 billion; had the fair values of the cable franchise rights been lower by 20%, the Company would have recorded an additional cable franchise rights impairment of approximately $4.74 billion; and had the fair values of the cable franchise rights been lower by 30%, the Company would have recorded an additional cable franchise rights impairment of approximately $7.11 billion. A decline in the fair values of the reporting units by up to 30% would not result in any goodwill impairments, as the accounting rules first require a company to impair its indefinite-lived intangible assets prior to testing for any goodwill impairments.

Long-lived Assets

Long-lived assets (e.g., customer relationships and property, plant and equipment) do not require that an annual impairment test be performed; instead, long-lived assets are tested for impairment upon the occurrence of a triggering event. Triggering events include the more likely than not disposal of a portion of such assets or the occurrence of an adverse change in the market involving the business employing the related assets. Once a triggering event has occurred, the impairment test is based on whether the intent is to hold the asset for continued use or to hold the asset for sale. If the intent is to hold the asset for continued use, the impairment test first requires a comparison of estimated undiscounted future cash flows generated by the asset group against the carrying value of the asset group. If the carrying value of the asset group exceeds the estimated undiscounted future cash flows, the asset would be deemed to be impaired. Impairment would then be measured as the difference between the estimated fair value of the asset and its carrying value. Fair value is generally determined by discounting the future cash flows associated with that asset. If the intent is to hold the asset for sale and certain other criteria are met (e.g., the asset can be disposed of currently, appropriate levels of authority have approved the sale, and there is an active program to locate a buyer), the impairment test involves comparing the asset’s carrying value to its estimated fair value. To the extent the carrying value is greater than the asset’s estimated fair value, an impairment loss is recognized for the difference.

Significant judgments in this area involve determining whether a triggering event has occurred, determining the future cash flows for the assets involved and selecting the appropriate discount rate to be applied in determining estimated fair value. In 2008, there were no significant long-lived asset impairments. However, as a result of the impairment of cable franchise rights recorded during 2008, the Company determined a triggering event had occurred and tested certain customer relationships for impairment in accordance with FASB Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, concluding that these customer relationships were not impaired.

Investments

TWC’s investments are primarily accounted for using the equity method of accounting. A subjective aspect of accounting for investments involves determining whether an other-than-temporary decline in value of the investment has been sustained. If it has been determined that an investment has sustained an other-than-temporary decline in its value, the investment is written down to its fair value by a charge to earnings. This evaluation is dependent on the specific facts and circumstances. TWC evaluates available information (e.g., budgets, business plans, financial statements, etc.) in addition to quoted market prices, if any, in determining whether an other-than-temporary decline in value exists. Factors indicative of an other-than-temporary decline include recurring operating losses, credit defaults and subsequent rounds of financing at an amount below the cost basis of the Company’s investment. This list is not all-inclusive and the Company weighs all known quantitative and qualitative factors in determining if an other-than-temporary decline in the value of an investment has occurred. As discussed further in “Overview—Recent Developments—Investment in Clearwire,” during the fourth quarter of 2008, the Company recorded a noncash pretax impairment of $367 million on its investment in Clearwire LLC as a result of a significant decline in the estimated fair value of Clearwire, reflecting the Clearwire Corp stock price decline from May 2008, when TWC agreed to make its investment.

TIME WARNER CABLE INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS
OF OPERATIONS AND FINANCIAL CONDITION—(Continued)

Legal Contingencies

The Company is subject to legal, regulatory and other proceedings and claims that arise in the ordinary course of business. The Company records an estimated liability for those proceedings and claims arising in the ordinary course of business based upon the probable and reasonably estimable criteria contained in FAS 5. The Company reviews outstanding claims with internal, as well as external, counsel to assess the probability and the estimates of loss. The Company reassesses the risk of loss as new information becomes available and adjusts liabilities as appropriate. The actual cost of resolving a claim may be substantially different from the amount of the liability recorded. Differences between the estimated and actual amounts determined upon ultimate resolution, individually or in the aggregate, are not expected to have a material adverse effect on the Company’s consolidated financial position but could possibly be material to the Company’s consolidated results of operations or cash flow for any one period.

Income Taxes

From time to time, the Company engages in transactions in which the tax consequences may be subject to uncertainty. Examples of such transactions include business acquisitions and dispositions, including dispositions designed to be tax free, issues related to consideration paid or received, and certain financing transactions. Significant judgment is required in assessing and estimating the tax consequences of these transactions. The Company prepares and files tax returns based on interpretation of tax laws and regulations. In the normal course of business, the Company’s tax returns are subject to examination by various taxing authorities. Such examinations may result in future tax and interest assessments by these taxing authorities. In determining the Company’s tax provision for financial reporting purposes, the Company establishes a reserve for uncertain tax positions unless such positions are determined to be “more likely than not” of being sustained upon examination, based on their technical merits. That is, for financial reporting purposes, the Company only recognizes tax benefits taken on the tax return that it believes are “more likely than not” of being sustained. There is considerable judgment involved in determining whether positions taken on the tax return are “more likely than not” of being sustained.

The Company adjusts its tax reserve estimates periodically because of ongoing examinations by, and settlements with, the various taxing authorities, as well as changes in tax laws, regulations and interpretations. The consolidated tax provision of any given year includes adjustments to prior year income tax accruals that are considered appropriate and any related estimated interest. The Company’s policy is to recognize, when applicable, interest and penalties on uncertain tax positions as part of income tax expense. Refer to Note 11 to the accompanying consolidated financial statements for further details.

Programming Agreements

The Company exercises significant judgment in estimating programming expense associated with certain video programming contracts. The Company’s policy is to record video programming costs based on the Company’s contractual agreements with its programming vendors, which are generally multi-year agreements that provide for the Company to make payments to the programming vendors at agreed upon market rates based on the number of subscribers to which the Company provides the programming service. If a programming contract expires prior to the parties’ entry into a new agreement and the Company continues to distribute the service, management estimates the programming costs during the period there is no contract in place. In doing so, management considers the previous contractual rates, inflation and the status of the negotiations in determining its estimates. When the programming contract terms are finalized, an adjustment to programming expense is recorded, if necessary, to reflect the terms of the new contract. Management also makes estimates in the recognition of programming expense related to other items, such as the accounting for free periods and credits from service interruptions, as well as the allocation of consideration exchanged between the parties in multiple-element transactions. Additionally, judgments are also required by management when the Company purchases multiple services from the same programming vendor. In these scenarios, the total consideration provided to the

TIME WARNER CABLE INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS
OF OPERATIONS AND FINANCIAL CONDITION—(Continued)

programming vendor is required to be allocated to the various services received based upon their respective fair values. Because multiple services from the same programming vendor may be received over different contractual periods and may have different contractual rates, the allocation of consideration to the individual services will have an impact on the timing of the Company’s expense recognition.

Pension Plans

TWC has both funded and unfunded noncontributory defined benefit pension plans covering a majority of its employees. Pension benefits are based on formulas that reflect the employees’ years of service and compensation during their employment period. The Company recognized pension expense associated with these plans of $91 million, $64 million and $77 million in 2008, 2007 and 2006, respectively. The Company expects pension expense to be approximately $150 million in 2009. The pension expense recognized by the Company is determined using certain assumptions, including the expected long-term rate of return on plan assets, the interest factor implied by the discount rate and the rate of compensation increases. TWC uses a December 31 measurement date for its plans. See Notes 3 and 13 to the accompanying consolidated financial statements for additional discussion. The determination of these assumptions is discussed in more detail below.

The Company used a discount rate of 6% to compute 2008 pension expense. The discount rate for the plan year ended December 31, 2007 was determined by comparison against the Moody’s Aa Corporate Index rate, adjusted for coupon frequency and duration of the obligation, consistent with prior periods. The resulting discount rate was supported by periodic matching of plan liability cash flows to a pension yield curve constructed of a large population of high-quality corporate bonds. Effective for the plan year ending on December 31, 2008, the Company refined the discount rate determination process to rely on the matching of plan liability cash flows to a pension yield curve constructed of a large population of high-quality corporate bonds, without comparison against the Moody’s Aa Corporate Index rate. A decrease in the discount rate of 25 basis points, from 6.00% to 5.75%, while holding all other assumptions constant, would have resulted in an increase in the Company’s pension expense of approximately $13 million in 2008.

The Company’s expected long-term rate of return on plan assets used to compute 2008 pension expense was 8%. In developing the expected long-term rate of return on assets, the Company considered the pension portfolio’s composition, past average rate of earnings and discussions with portfolio managers. The expected long-term rate of return is based on an asset allocation assumption of 75% equity securities and 25% fixed-income securities. A decrease in the expected long-term rate of return of 25 basis points, from 8.00% to 7.75%, while holding all other assumptions constant, would have resulted in an increase in the Company’s pension expense of approximately $3 million in 2008.

The Company used an estimated rate of future compensation increases of 4.5% to compute 2008 pension expense. An increase in the rate of 25 basis points while holding all other assumptions constant would have resulted in an increase in the Company’s domestic pension expense of approximately $4 million in 2008.

Property, Plant and Equipment

TWC incurs expenditures associated with the construction of its cable systems. Costs associated with the construction of the cable transmission and distribution facilities and new cable service installations are capitalized. TWC uses standard capitalization rates to capitalize installation activities. Significant judgment is involved in the development of these capitalization standards, including the average time required to perform an installation and the determination of the nature and amount of indirect costs to be capitalized. Additionally, the development of capitalization standards for new products involves more estimates than those used for established products because the Company has less historical data related to the installation of new products. The capitalization standards are reviewed at least annually and adjusted, if necessary, based on comparisons to actual costs incurred.

TIME WARNER CABLE INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS
OF OPERATIONS AND FINANCIAL CONDITION—(Continued)

CAUTION CONCERNING FORWARD-LOOKING STATEMENTS

This document contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, particularly statements anticipating future growth in revenues, Operating Income (Loss) before Depreciation and Amortization, cash provided by operating activities and other financial measures. Words such as “anticipates,” “estimates,” “expects,” “projects,” “intends,” “plans,” “believes” and words and terms of similar substance used in connection with any discussion of future operating or financial performance identify forward-looking statements. These forward-looking statements are based on management’s current expectations and beliefs about future events. As with any projection or forecast, they are inherently susceptible to uncertainty and changes in circumstances, and the Company is under no obligation to, and expressly disclaims any obligation to, update or alter its forward-looking statements whether as a result of such changes, new information, subsequent events or otherwise.

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

Further, lower than expected valuations associated with the Company’s cash flows and revenues may result in the Company’s inability to realize the value of recorded intangibles and goodwill. Additionally, achieving the Company’s financial objectives could be adversely affected by the factors discussed in detail in Item 1A, “Risk Factors,” in Part I of this report, as well as:

•	a longer than anticipated continuation of the current economic slowdown or further deterioration in the economy;
•	any reduction in the Company’s ability to access the capital markets for debt securities or bank financings, including as a result of current liquidity issues affecting the capital markets;
•	the impact of terrorist acts and hostilities;
•	changes in the Company’s plans, strategies and intentions;
•	the impacts of significant acquisitions, dispositions and other similar transactions, including the Company’s planned separation from Time Warner; and
•	the failure to meet earnings expectations.

TIME WARNER CABLE INC.
CONSOLIDATED BALANCE SHEET

	December 31,
	2008	2007
	(in millions)

ASSETS
Current assets:
Cash and equivalents	$5,449	$232
Receivables, less allowances of $90 million and $87 million as of December 31, 2008 and 2007, respectively	692	743
Receivables from affiliated parties	161	2
Deferred income tax assets	156	91
Prepaid expenses and other current assets	201	95

Total current assets	6,659	1,163
Investments	895	735
Property, plant and equipment, net	13,537	12,873
Intangible assets subject to amortization, net	493	719
Intangible assets not subject to amortization	24,094	38,925
Goodwill	2,101	2,117
Other assets	110	68

Total assets	$47,889	$56,600

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$546	$417
Deferred revenue and subscriber-related liabilities	156	164
Payables to affiliated parties	209	204
Accrued programming expense	530	509
Other current liabilities	1,432	1,237
Current liabilities of discontinued operations	—	5

Total current liabilities	2,873	2,536
Long-term debt	17,727	13,577
Mandatorily redeemable preferred membership units issued by a subsidiary	300	300
Deferred income tax liabilities, net	8,193	13,291
Long-term payables to affiliated parties	—	36
Other liabilities	522	430
Minority interests	1,110	1,724
Commitments and contingencies (Note 16)
Shareholders’ equity:
Class A common stock, $0.01 par value, 902 million shares issued and outstanding as of December 31, 2008 and 2007, respectively	9	9
Class B common stock, $0.01 par value, 75 million shares issued and outstanding as of December 31, 2008 and 2007, respectively	1	1
Paid-in-capital	19,507	19,411
Accumulated other comprehensive loss, net	(467)	(174)
Retained earnings (deficit)	(1,886)	5,459

Total shareholders’ equity	17,164	24,706

Total liabilities and shareholders’ equity	$47,889	$56,600

See accompanying notes.

TIME WARNER CABLE INC.
CONSOLIDATED STATEMENT OF OPERATIONS

	Year Ended December 31,
	2008	2007	2006
	(in millions, except per share data)

Revenues:
Subscription:
Video	$10,524	$10,165	$7,632
High-speed data	4,159	3,730	2,756
Voice	1,619	1,193	715

Total Subscription	16,302	15,088	11,103
Advertising	898	867	664

Total revenues(a)	17,200	15,955	11,767
Costs and expenses:
Costs of revenues(a)(b)	8,145	7,542	5,356
Selling, general and administrative(a)(b)	2,854	2,648	2,126
Depreciation	2,826	2,704	1,883
Amortization	262	272	167
Merger-related and restructuring costs	15	23	56
Impairment of cable franchise rights	14,822	—	—
Loss on sale of cable systems	58	—	—

Total costs and expenses	28,982	13,189	9,588

Operating Income (Loss)	(11,782)	2,766	2,179
Interest expense, net(a)	(923)	(894)	(646)
Minority interest income (expense), net	1,022	(165)	(108)
Other income (expense), net	(367)	156	131

Income (loss) from continuing operations before income taxes	(12,050)	1,863	1,556
Income tax benefit (provision)	4,706	(740)	(620)

Income (loss) from continuing operations	(7,344)	1,123	936
Discontinued operations, net of tax	—	—	1,038
Cumulative effect of accounting change, net of tax	—	—	2

Net income (loss)	$(7,344)	$1,123	$1,976

Basic income (loss) per common share from continuing operations	$(7.52)	$1.15	$0.95
Discontinued operations	—	—	1.05
Cumulative effect of accounting change	—	—	—

Basic net income (loss) per common share	$(7.52)	$1.15	$2.00

Average basic common shares outstanding	977.0	976.9	990.4

Diluted income (loss) per common share from continuing operations	$(7.52)	$1.15	$0.95
Discontinued operations	—	—	1.05
Cumulative effect of accounting change	—	—	—

Diluted net income (loss) per common share	$(7.52)	$1.15	$2.00

Average diluted common shares outstanding	977.0	977.2	990.4

(a)	Amounts include the following income (expenses) resulting from transactions with related companies:

	Year Ended December 31,
	2008	2007	2006
	(in millions)
Revenues	$ 29	$20	$94
Costs of revenues	(1,054)	(1,024)	(830)
Selling, general and administrative	(22)	(16)	9
Interest expense, net	—	—	(73)

(b)	Costs of revenues and selling, general and administrative expenses exclude depreciation.

See accompanying notes.

TIME WARNER CABLE INC.
CONSOLIDATED STATEMENT OF CASH FLOWS

	Year Ended December 31,
	2008	2007	2006
	(in millions)

OPERATING ACTIVITIES
Net income (loss)(a)	$(7,344)	$1,123	$1,976
Adjustments for noncash and nonoperating items:
Cumulative effect of accounting change, net of tax	—	—	(2)
Depreciation and amortization	3,088	2,976	2,050
Impairment of cable franchise rights	14,822	—	—
Pretax (gain) loss on asset sales	49	(146)	—
(Income) loss from equity investments, net of cash distributions	378	12	(129)
Minority interest (income) expense, net	(1,022)	165	108
Deferred income taxes	(4,557)	317	240
Equity-based compensation expense	78	59	33
Changes in operating assets and liabilities, net of acquisitions:
Receivables	20	18	(146)
Accounts payable and other liabilities	48	(29)	456
Other changes	(260)	21	(65)
Adjustments relating to discontinued operations(a)	—	47	(926)

Cash provided by operating activities	5,300	4,563	3,595

INVESTING ACTIVITIES
Investments and acquisitions, net of cash acquired and distributions received	(685)	(60)	(9,862)
Capital expenditures from continuing operations	(3,522)	(3,433)	(2,718)
Capital expenditures from discontinued operations	—	—	(56)
Proceeds from asset sales	67	61	6
Other investing activities	—	—	631

Cash used by investing activities	(4,140)	(3,432)	(11,999)

FINANCING ACTIVITIES
Borrowings (repayments), net(b)	(206)	(1,545)	651
Borrowings(c)	7,182	8,387	10,300
Repayments(c)	(2,817)	(7,679)	(975)
Debt issuance costs	(97)	(29)	(17)
Issuance of mandatorily redeemable preferred membership units	—	—	300
Redemption of Comcast’s interest in TWC	—	—	(1,857)
Other financing activities	(5)	(84)	41

Cash provided (used) by financing activities	4,057	(950)	8,443

INCREASE IN CASH AND EQUIVALENTS	5,217	181	39
CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	232	51	12

CASH AND EQUIVALENTS AT END OF PERIOD	$5,449	$232	$51

(a)	Net income (loss) included income from discontinued operations of $1.038 billion for the year ended December 31, 2006 (none for the years ended December 31, 2008 and 2007). Income from discontinued operations in 2006 included gains, net of taxes, of $965 million. Net cash flows from discontinued operations were $47 million and $112 million for the years ended December 31, 2007 and 2006, respectively.
(b)	Borrowings (repayments), net, reflects borrowings under the Company’s commercial paper program with original maturities of three months or less, net of repayments of such borrowings.
(c)	Amounts represent borrowings and repayments related to debt instruments with original maturities greater than three months.

See accompanying notes.

TIME WARNER CABLE INC.
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

			Retained
	Common	Paid-in-	Earnings
	Stock	Capital	(Deficit)	Total
	(in millions)

BALANCE AS OF DECEMBER 31, 2005	$10	$17,950	$2,387	$20,347
Net income(a)	—	—	1,976	1,976
Change in pension benefit obligation, net of $1 million income tax impact	—	—	1	1

Comprehensive income	—	—	1,977	1,977
Change in underfunded / unfunded pension benefit obligation upon adoption of FAS 158, net of $84 million tax benefit	—	—	(124)	(124)
Shares of Class A common stock issued in the Adelphia acquisition	2	5,498	—	5,500
Reclassification of mandatorily redeemable Class A common stock(b)	—	984	—	984
Redemption of Comcast’s interest in TWC	(2)	(4,325)	—	(4,327)
Adjustment to goodwill resulting from the pushdown of Time Warner Inc.’s basis in TWC	—	(719)	—	(719)
Equity-based compensation	—	33	—	33
Allocations from Time Warner Inc. and other, net(c)	—	(107)	—	(107)

BALANCE AS OF DECEMBER 31, 2006	10	19,314	4,240	23,564
Net income(a)	—	—	1,123	1,123
Change in underfunded / unfunded pension benefit obligation, net of $29 million income tax benefit	—	—	(43)	(43)
Change in realized and unrealized losses on derivative financial instruments, net of $1 million income tax benefit	—	—	(1)	(1)

Comprehensive income	—	—	1,079	1,079
Impact of adopting new accounting pronouncements(d)	—	—	(34)	(34)
Equity-based compensation	—	59	—	59
Allocations from Time Warner Inc. and other, net(c)	—	38	—	38

BALANCE AS OF DECEMBER 31, 2007	10	19,411	5,285	24,706
Net loss(a)	—	—	(7,344)	(7,344)
Change in underfunded / unfunded pension benefit obligation, net of $192 million income tax benefit	—	—	(290)	(290)
Change in realized and unrealized losses on derivative financial instruments, net of $2 million income tax benefit	—	—	(3)	(3)

Comprehensive loss	—	—	(7,637)	(7,637)
Impact of adopting new accounting pronouncements(d)	—	—	(1)	(1)
Equity-based compensation	—	78	—	78
Allocations from Time Warner Inc. and other, net(c)	—	18	—	18

BALANCE AS OF DECEMBER 31, 2008	$10	$19,507	$(2,353)	$17,164

(a)	Net income (loss) included income from discontinued operations of $1.038 billion for the year ended December 31, 2006 (none for the years ended December 31, 2008 and 2007).
(b)	The mandatorily redeemable Class A common stock represents shares of TWC’s Class A common stock that were held by Comcast Corporation (“Comcast”) until July 31, 2006. During 2004, these shares were classified as mandatorily redeemable as a result of an agreement with Comcast that under certain circumstances would have required TWC to redeem such shares. During 2006, this requirement terminated upon the closing of the redemption of Comcast’s interest in TWC and Time Warner Entertainment Company, L.P., and as a result, these shares were reclassified to shareholders’ equity (Class A common stock and paid-in-capital) before ultimately being redeemed on July 31, 2006.
(c)	The amounts primarily represent the change in TWC’s accrued liability payable to Time Warner Inc. for vested employee stock options, as well as other amounts pursuant to accounting for equity-based compensation plans.
(d)	The amount relates to the impact of adopting the provisions of Emerging Issues Task Force (“EITF”) Issue No. 06-10, Accounting for Collateral Assignment Split-Dollar Life Insurance Arrangements, of $(1) million for the year ended December 31, 2008, and EITF 06-2, Accounting for Sabbatical Leave and Other Similar Benefits, of $37 million, partially offset by the impact of adopting the provisions of Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109, of $3 million for the year ended December 31, 2007.
See accompanying notes.

TIME WARNER CABLE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Description of Business

Time Warner Cable Inc. (together with its subsidiaries, “TWC” or the “Company”) is the second-largest cable operator in the U.S., with technologically advanced, well-clustered systems located mainly in five geographic areas – New York State (including New York City), the Carolinas, Ohio, southern California (including Los Angeles) and Texas. As of December 31, 2008, TWC served approximately 14.6 million customers who subscribed to one or more of its video, high-speed data and voice services, representing approximately 34.2 million revenue generating units.

Time Warner Inc. (“Time Warner”) currently owns approximately 84% of the common stock of TWC (representing a 90.6% voting interest), and also currently owns an indirect 12.43% non-voting common stock interest in TW NY Cable Holding Inc. (“TW NY”), a subsidiary of TWC. The financial results of TWC’s operations are consolidated by Time Warner. On May 20, 2008, TWC and its subsidiaries, Time Warner Entertainment Company, L.P. (“TWE”) and TW NY, entered into a Separation Agreement (the “Separation Agreement”) with Time Warner and its subsidiaries, Warner Communications Inc. (“WCI”), Historic TW Inc. (“Historic TW”) and American Television and Communications Corporation (“ATC”), the terms of which will govern TWC’s legal and structural separation from Time Warner. Refer to Note 4 for further details.

TWC principally offers three services – video, high-speed data and voice – over its broadband cable systems. TWC markets its services separately and in “bundled” packages of multiple services and features. As of December 31, 2008, 54% of TWC’s customers subscribed to two or more of its primary services, including 21% of its customers who subscribed to all three primary services. Historically, TWC has focused primarily on residential customers, while also selling video, high-speed data and networking and transport services to commercial customers. As part of an increased emphasis on its commercial business, TWC also began selling its commercial Digital Phone service, Business Class Phone, to small- and medium-sized businesses during 2007. During 2008, TWC generated nearly $800 million of revenues from its commercial services. In addition, TWC sells advertising to a variety of national, regional and local customers.

Video is TWC’s largest service in terms of revenues generated and, as of December 31, 2008, TWC had approximately 13.1 million basic video subscribers, of which approximately 8.6 million subscribed to TWC’s digital video service. Although providing video services is a competitive and highly penetrated business, TWC continues to increase video revenues through the offering of advanced digital video services, as well as through price increases and digital video subscriber growth. TWC’s digital video subscribers provide a broad base of potential customers for additional services.

As of December 31, 2008, TWC had approximately 8.4 million residential high-speed data subscribers. TWC also offers commercial high-speed data services and had 283,000 commercial high-speed data subscribers as of December 31, 2008.

As of December 31, 2008, TWC had approximately 3.7 million residential Digital Phone subscribers. TWC rolled out Business Class Phone to small- and medium-sized businesses during 2007 in the majority of its operating areas and substantially completed the roll-out in the remainder of its operating areas during 2008. As of December 31, 2008, TWC had 30,000 commercial Digital Phone subscribers.

Basis of Presentation

Changes in Basis of Presentation

Consolidation of Kansas City Pool.  As discussed more fully in Note 10, on January 1, 2007, the Company began consolidating the results of the Kansas City Pool it received upon the distribution of the assets of TKCCP to TWC and Comcast. Prior to January 1, 2007, the Company accounted for TKCCP as an equity-method investment.

TIME WARNER CABLE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Discontinued Operations.  As discussed more fully in Note 5, the Company has reflected the financial position, results of operations and cash flows of the Transferred Systems (as defined in Note 5) as discontinued operations for all periods presented.

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

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates, judgments and assumptions that affect the amounts reported in the consolidated financial statements and footnotes thereto. Actual results could differ from those estimates.

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

Reclassifications

Certain reclassifications have been made to the prior years’ financial information to conform to the December 31, 2008 presentation.

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

TIME WARNER CABLE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Accounting for Postretirement Benefit Aspects of Split-Dollar Life Insurance Arrangements

On January 1, 2008, the Company adopted the provisions of EITF Issue No. 06-10, Accounting for Collateral Assignment Split-Dollar Life Insurance Arrangements (“EITF 06-10”), which requires that a company recognize a liability for the postretirement benefits associated with endorsement and collateral assignment split-dollar life insurance arrangements. The provisions of EITF 06-10 are applicable in instances where the Company has contractually agreed to maintain a life insurance policy (i.e., the Company pays the premiums) for an employee in periods in which the employee is no longer providing services. The adoption of EITF 06-10 did not have a material impact on the Company’s consolidated financial statements.

Fair Value Measurements

On January 1, 2008, the Company adopted certain provisions of FASB Statement of Financial Accounting Standards (“Statement”) No. 157, Fair Value Measurements (“FAS 157”), which establishes the authoritative definition of fair value, sets out a framework for measuring fair value and expands the required disclosures about fair value measurement. The provisions of FAS 157 adopted on January 1, 2008 relate to financial assets and liabilities, as well as other assets and liabilities carried at fair value on a recurring basis and did not have a material impact on the Company’s consolidated financial statements. The provisions of FAS 157 related to other nonfinancial assets and liabilities will be effective for TWC on January 1, 2009, and will be applied prospectively. These provisions are not expected to have any impact on the Company’s historical consolidated financial statements.

Accounting Standards Not Yet Adopted

Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities

In June 2008, the FASB issued Staff Position (“FSP”) EITF Issue No. 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (“FSP EITF 03-6-1”), in which the FASB concluded that all outstanding unvested share-based payment awards that contain rights to nonforfeitable dividends or dividend equivalents (such as restricted stock units granted by the Company) are considered participating securities. Because the awards are considered participating securities, the issuing entity is required to apply the two-class method of computing basic and diluted earnings per share. The provisions of FSP EITF 03-6-1 will be effective for TWC on January 1, 2009 and will be applied retrospectively to all prior-period earnings per share computations. The adoption of FSP EITF 03-6-1 is not expected to have a material impact on earnings per share amounts in prior periods.

Business Combinations

In December 2007, the FASB issued Statement No. 141 (revised 2007), Business Combinations (“FAS 141R”). FAS 141R establishes principles and requirements for how an acquirer in a business combination (i) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree, (ii) recognizes and measures goodwill acquired in a business combination or a gain from a bargain purchase, and (iii) determines what information to disclose to enable users of financial statements to evaluate the nature and financial effects of the business combination. In addition, FAS 141R requires that changes in the amount of acquired tax attributes be included in the Company’s results of operations. FAS 141R will be effective for TWC on January 1, 2009 and will be applied prospectively to business combinations that have an acquisition date on or after January 1, 2009. While FAS 141R applies only to business combinations with an acquisition date after its effective date, the amendments to FASB Statement No. 109, Accounting for Income Taxes (“FAS 109”), with respect to deferred tax asset valuation allowances and liabilities for income tax uncertainties, will be applied to all deferred tax valuation allowances and liabilities for income tax uncertainties recognized in prior business combinations. The provisions of FAS 141R will not impact the Company’s consolidated financial statements for prior periods.

TIME WARNER CABLE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Noncontrolling Interests

In December 2007, the FASB issued Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51 (“FAS 160”). The provisions of FAS 160 establish accounting and reporting standards for the noncontrolling interest in a subsidiary, including the accounting treatment upon the deconsolidation of a subsidiary. The provisions of FAS 160 will be effective for TWC on January 1, 2009 and will be applied prospectively, except for the provisions related to the presentation of noncontrolling interests. Beginning in the first quarter of 2009, noncontrolling interests of $1.110 billion and $1.724 billion as of December 31, 2008 and 2007, respectively, will be reclassified to shareholders’ equity in the consolidated balance sheet. For the year ended December 31, 2008, minority interest income of $1.022 billion, and for the years ended December 31, 2007 and 2006, minority interest expense of $165 million and $108 million, respectively, will be excluded from net income in the consolidated statement of operations. Earnings per share for all prior periods will not be impacted.

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash and Equivalents

Cash and equivalents include money market funds, overnight deposits and other investments that are readily convertible into cash and have original maturities of three months or less. Cash equivalents are carried at cost, which approximates fair value.

The Company invests its cash and equivalents in a combination of money market, government and treasury funds, as well as bank certificates of deposit, in accordance with the Company’s investment policy of diversifying its investments and limiting the amount of its investments in a single entity or fund. Consistent with the foregoing, the Company invested a portion of the cash proceeds of the June 2008 Bond Offering (as defined in Note 7) in The Reserve Fund’s Primary Fund (“The Reserve Fund”). On the morning of September 15, 2008, the Company requested a full redemption of its $490 million investment in The Reserve Fund, but the redemption request was not honored. On September 22, 2008, The Reserve Fund announced that redemptions of shares were suspended pursuant to a Securities and Exchange Commission (“SEC”) order requested by The Reserve Fund so that an orderly liquidation could be effected. Through December 31, 2008, the Company has received $387 million from The Reserve Fund representing its pro rata share of partial distributions made by The Reserve Fund. The Company has not been informed as to when the remaining amount will be returned. However, the Company believes its remaining receivable is recoverable. As a result of the status of The Reserve Fund, the Company has classified the remaining $103 million receivable from The Reserve Fund as of December 31, 2008 as prepaid expenses and other current assets in the Company’s consolidated balance sheet and within investments and acquisitions, net of cash acquired and distributions received, in the Company’s consolidated statement of cash flows.

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

TIME WARNER CABLE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Property, Plant and Equipment

Property, plant and equipment are stated at cost. TWC incurs expenditures associated with the construction of its cable systems. Costs associated with the construction of the cable transmission and distribution facilities and new cable service installations are capitalized. With respect to certain customer premise equipment, which includes set-top boxes and high-speed data and telephone cable modems, TWC capitalizes installation charges only upon the initial deployment of these assets. All costs incurred in subsequent disconnects and reconnects are expensed as incurred. Depreciation on these assets is provided generally using the straight-line method over their estimated useful lives.

TWC uses standard capitalization rates to capitalize installation activities. Significant judgment is involved in the development of these capitalization standards, including the average time required to perform an installation and the determination of the nature and amount of indirect costs to be capitalized. Additionally, the development of capitalization standards for new products involves more estimates than those used for established products because the Company has less historical data related to the installation of new products. The capitalization standards are reviewed at least annually and adjusted, if necessary, based on comparisons to actual costs incurred.

TWC generally capitalizes expenditures for tangible fixed assets having a useful life of greater than one year. Types of capitalized expenditures include: customer premise equipment, scalable infrastructure, line extensions, plant upgrades and rebuilds and support capital.

As of December 31, 2008 and 2007, the Company’s property, plant and equipment and related accumulated depreciation included the following (in millions):

	December 31,		Estimated
	2008	2007	Useful Lives

Land, buildings and improvements(a)	$1,159	$1,070	10-20 years
Distribution systems	14,492	12,940	3-25 years(b)
Converters and modems	5,081	4,447	3-5 years
Capitalized software costs	937	738	3-5 years
Vehicles and other equipment	1,635	1,529	3-10 years
Construction in progress	496	466

	23,800	21,190
Less: accumulated depreciation	(10,263)	(8,317)

Total	$13,537	$12,873

(a)	Land, buildings and improvements includes $147 million related to land as of both December 31, 2008 and 2007, which is not depreciated.
(b)	Weighted-average useful lives for distribution systems are approximately 12 years.

Capitalized Software Costs

TWC capitalizes certain costs incurred for the development of internal use software. These costs, which include the costs associated with coding, software configuration, upgrades and enhancements, are included in property, plant and equipment in the consolidated balance sheet. Such costs are depreciated on a straight-line basis over 3 to 5 years. These costs, net of accumulated depreciation, totaled $505 million and $457 million as of December 31, 2008 and 2007, respectively. Amortization of capitalized software costs was $157 million in 2008, $115 million in 2007 and $81 million in 2006.

Intangible Assets

TWC has a significant number of intangible assets, including customer relationships and cable franchise rights. Customer relationships and cable franchise rights acquired in business combinations are recorded at fair value on the Company’s consolidated balance sheet. Other costs incurred to negotiate and renew cable franchise

TIME WARNER CABLE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

agreements are capitalized as incurred. Customer relationships acquired are amortized on a straight-line basis over their estimated useful life (4 years) and other costs incurred to gain access to sell services to a particular property and to negotiate and renew cable franchise agreements are amortized over the term of such franchise agreements.

Asset Impairments

Goodwill and Indefinite-lived Intangible Assets

Goodwill impairment is determined using a two-step process. The first step involves a comparison of the estimated fair value of each of the Company’s eight geographic reporting units to its carrying amount, including goodwill. In performing the first step, the Company determines the fair value of a reporting unit using a combination of a discounted cash flow (“DCF”) analysis and a market-based approach. Determining fair value requires the exercise of significant judgment, including judgment about appropriate discount rates, perpetual growth rates, the amount and timing of expected future cash flows, as well as relevant comparable company earnings multiples for the market-based approach. The cash flows employed in the DCF analyses are based on the Company’s most recent budget and, for years beyond the budget, the Company’s estimates, which are based on assumed growth rates. The discount rates used in the DCF analyses are intended to reflect the risks inherent in the future cash flows of the respective reporting units. In addition, the market-based approach utilizes comparable company public trading values, research analyst estimates and, where available, values observed in private market transactions. If the estimated fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is not impaired and the second step of the impairment test is not necessary. If the carrying amount of a reporting unit exceeds its estimated fair value, then the second step of the goodwill impairment test must be performed. The second step of the goodwill impairment test compares the implied fair value of the reporting unit’s goodwill with its goodwill carrying amount to measure the amount of impairment, if any. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination. In other words, the estimated fair value of the reporting unit is allocated to all of the assets and liabilities of that unit (including any unrecognized intangible assets) as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the purchase price paid. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment is recognized in an amount equal to that excess.

The impairment test for other intangible assets not subject to amortization involves a comparison of the estimated fair value of the intangible asset with its carrying value. If the carrying value of the intangible asset exceeds its fair value, an impairment loss is recognized in an amount equal to that excess. The estimates of fair value of intangible assets not subject to amortization are determined using a DCF valuation analysis. The DCF methodology used to value cable franchise rights entails identifying the projected discrete cash flows related to such cable franchise rights and discounting them back to the valuation date. Significant judgments inherent in this analysis include the selection of appropriate discount rates, estimating the amount and timing of estimated future cash flows attributable to cable franchise rights and identification of appropriate terminal growth rate assumptions. The discount rates used in the DCF analyses are intended to reflect the risk inherent in the projected future cash flows generated by the respective intangible assets.

Goodwill and indefinite-lived intangible assets, primarily the Company’s cable franchise rights, are tested annually for impairment during the fourth quarter or earlier upon the occurrence of certain events or substantive changes in circumstances. As a result of entering into the Separation Agreement, the Company tested goodwill and the cable franchise rights for impairment during the second quarter of 2008, and no impairment charges were recognized. The Company’s 2008 annual impairment analysis, which was performed as of December 31, 2008, did not result in any goodwill impairments, but did result in a noncash pretax impairment on its cable franchise rights of

TIME WARNER CABLE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

$14.822 billion. The impairment charge by unit of accounting, as well as the remaining value of the cable franchise rights by unit of accounting as of December 31, 2008, is as follows (in millions):

	Balance as of			Balance as of
	December 31,		Other	December 31,
	2007	Impairment	Activity	2008

West	$6,908	$(3,558)	$—	$3,350
New York City	5,501	(2,156)	—	3,345
Texas	4,971	(3,270)	(1)	1,700
Midwest	7,863	(2,835)	—	5,028
Carolinas	5,558	(1,659)	9	3,908
Upstate New York	6,605	(962)	2	5,645
Kansas City	388	—	5	393
National	1,128	(382)	(24)	722

	$38,922	$(14,822)	$(9)	$24,091

The aggregate impairment charge was primarily attributable to the use of higher discount rates, which accounted for approximately two-thirds of the decline in fair value as compared to the impairment test performed in May 2008 and lower projected future cash flows related to the cable franchise rights utilized in the DCF valuation analyses (which accounted for the remaining approximately one-third decline). Although the Company continues to project future growth in cash flows, such growth is lower than that estimated at the time the cable franchise rights were acquired. The higher discount rates (on average approximately 12.5% as compared to approximately 10% used in the May 2008 valuation) reflect an increase in the risks inherent in the estimated future cash flows attributable to the individual cable franchise rights; this increase in risk is due to the current economic volatility, which became more pronounced during the fourth quarter of 2008. The discount rates used in both the May 2008 and December 2008 analyses include significant risk premiums of up to 250 basis points to the Company’s weighted-average cost of capital to reflect the greater uncertainty in the cash flows attributable to the Company’s cable franchise rights. Furthermore, had the Company used a discount rate in assessing the impairment of its cable franchise rights that was 1% higher across all units of accounting (holding all other assumptions unchanged) the Company would have recorded an additional impairment charge of approximately $3.0 billion.

The reduction in estimated future cash flows since May 2008 reflects the impact of the weaker economy and increased competition, including fourth quarter 2008 subscriber trends (specifically, lower fourth quarter revenue generating unit net additions) lower advertising revenues and higher video programming costs (resulting from, among other things, higher projected costs for acquiring retransmission consent rights) offset in part by reduced capital expenditures and increased cost controls in other areas of the Company. In addition, the terminal growth rates used in the analyses for both the May 2008 and December 2008 impairment tests were the same and in line with historical U.S. gross domestic product growth rates.

As a result of the cable franchise rights impairment taken in 2008, the carrying values of the Company’s impaired cable franchise rights (which represented the cable franchise rights in all but one of the Company’s eight units of accounting) were re-set to their estimated fair values as of December 31, 2008. Consequently, any further decline in the estimated fair values of these cable franchise rights could result in additional cable franchise rights impairments. Management has no reason to believe that any one unit of accounting is more likely than any other to incur further impairments of its cable franchise rights. It is possible that such impairments, if required, could be material and may need to be recorded prior to the fourth quarter of 2009 (i.e., during an interim period) if the Company’s results of operations or other factors require such assets to be tested for impairment at an interim date.

For illustrative purposes only, had the fair values of each of the cable franchise rights been lower by 10% as of December 31, 2008, the Company would have recorded an additional cable franchise rights impairment of approximately $2.37 billion; had the fair values of the cable franchise rights been lower by 20%, the Company

TIME WARNER CABLE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

would have recorded an additional cable franchise rights impairment of approximately $4.74 billion; and had the fair values of the cable franchise rights been lower by 30%, the Company would have recorded an additional cable franchise rights impairment of approximately $7.11 billion. A decline in the fair values of the reporting units by up to 30% would not result in any goodwill impairments, as the accounting rules first require a company to impair its indefinite-lived intangible assets prior to testing for any goodwill impairments.

Long-lived Assets

Long-lived assets (e.g., customer relationships and property, plant and equipment) do not require that an annual impairment test be performed; instead, long-lived assets are tested for impairment upon the occurrence of a triggering event. Triggering events include the more likely than not disposal of a portion of such assets or the occurrence of an adverse change in the market involving the business employing the related assets. Once a triggering event has occurred, the impairment test is based on whether the intent is to hold the asset for continued use or to hold the asset for sale. If the intent is to hold the asset for continued use, the impairment test first requires a comparison of estimated undiscounted future cash flows generated by the asset group against the carrying value of the asset group. If the carrying value of the asset group exceeds the estimated undiscounted future cash flows, the asset would be deemed to be impaired. Impairment would then be measured as the difference between the estimated fair value of the asset and its carrying value. Fair value is generally determined by discounting the future cash flows associated with that asset. If the intent is to hold the asset for sale and certain other criteria are met (e.g., the asset can be disposed of currently, appropriate levels of authority have approved the sale, and there is an active program to locate a buyer), the impairment test involves comparing the asset’s carrying value to its estimated fair value. To the extent the carrying value is greater than the asset’s estimated fair value, an impairment loss is recognized for the difference.

Significant judgments in this area involve determining whether a triggering event has occurred, determining the future cash flows for the assets involved and selecting the appropriate discount rate to be applied in determining estimated fair value. In 2008, there were no significant long-lived asset impairments. However, as a result of the impairment of cable franchise rights recorded during 2008, the Company determined a triggering event had occurred and tested certain customer relationships for impairment in accordance with FASB Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, concluding that these customer relationships were not impaired.

Investments

TWC’s investments are primarily accounted for using the equity method of accounting. A subjective aspect of accounting for investments involves determining whether an other-than-temporary decline in value of the investment has been sustained. If it has been determined that an investment has sustained an other-than-temporary decline in its value, the investment is written down to its fair value by a charge to earnings. This evaluation is dependent on the specific facts and circumstances. TWC evaluates available information (e.g., budgets, business plans, financial statements, etc.) in addition to quoted market prices, if any, in determining whether an other-than-temporary decline in value exists. Factors indicative of an other-than-temporary decline include recurring operating losses, credit defaults and subsequent rounds of financing at an amount below the cost basis of the Company’s investment. This list is not all-inclusive and the Company weighs all known quantitative and qualitative factors in determining if an other-than-temporary decline in the value of an investment has occurred. As discussed further in Note 10, during the fourth quarter of 2008, the Company recorded a noncash pretax impairment of $367 million on its investment in Clearwire LLC as a result of a significant decline in the estimated fair value of Clearwire, reflecting the Clearwire Corp stock price decline from May 2008, when TWC agreed to make its investment.

Accounting for Pension Plans

TWC has both funded and unfunded noncontributory defined benefit pension plans covering a majority of its employees. Pension benefits are based on formulas that reflect the employees’ years of service and compensation

TIME WARNER CABLE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

during their employment period. The pension expense recognized by the Company is determined using certain assumptions, including the expected long-term rate of return on plan assets, the interest factor implied by the discount rate and the rate of compensation increases. The determination of these assumptions is discussed in more detail in Note 13.

Equity-based Compensation

The Company follows the provisions of FASB Statement No. 123 (revised 2004), Share-Based Payment (“FAS 123R”), which require that a company measure the cost of employee services received in exchange for an award of equity instruments based on the grant date fair value of the award. That cost is recognized in the consolidated statement of operations over the period during which an employee is required to provide service in exchange for the award. FAS 123R also requires that excess tax benefits, as defined, realized from the exercise of stock options be reported as a financing cash inflow rather than as a reduction of taxes paid in cash flow from operations.

Historically, TWC employees were granted equity awards under Time Warner’s equity plans. Since April 2007, grants of equity awards to TWC employees have been and will continue to be made under TWC’s equity plans.

With respect to Time Warner equity grants to TWC employees, the grant date fair value of a stock option is estimated using the Black-Scholes option-pricing model, consistent with the provisions of FAS 123R and SEC Staff Accounting Bulletin (“SAB”) No. 107, Share-Based Payment. Because the option-pricing model requires the use of subjective assumptions, changes in these assumptions can materially affect the fair value of the Time Warner stock options granted to TWC employees. Time Warner determines the volatility assumption for these stock options using implied volatilities data from its traded options. The expected term, which represents the period of time that options granted are expected to be outstanding, is estimated based on the historical exercise experience of Time Warner employees. Groups of employees that have similar historical exercise behavior are considered separately for valuation purposes. The risk-free rate assumed in valuing the options is based on the U.S. Treasury yield curve in effect at the time of grant for the expected term of the option. The Company determines the expected dividend yield percentage by dividing the expected annual dividend by the market price of Time Warner common stock at the date of grant.

In April 2007, TWC made its first grant of stock options and restricted stock units based on TWC Class A common stock. The valuation of, as well as the expense recognition for, such awards is generally consistent with the treatment of Time Warner awards granted to TWC employees as described above. However, because TWC’s Class A common stock has a limited trading history, the volatility assumption was calculated using a 75%-25% weighted average of implied volatility of TWC traded options and the historical stock price volatility of a comparable peer group of publicly traded companies.

For Time Warner awards granted prior to the adoption of FAS 123R on January 1, 2006, the Company recognizes equity-based compensation expense for awards with graded vesting by treating each vesting tranche as a separate award and recognizing compensation expense ratably for each tranche. For equity awards granted subsequent to the adoption of FAS 123R, the Company treats such awards as a single award and recognizes equity-based compensation expense on a straight-line basis (net of estimated forfeitures) over the employee service period. Equity-based compensation expense is recorded in costs of revenues or selling, general and administrative expense depending on the job function of the grantee.

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

TIME WARNER CABLE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Video programming, high-speed data and voice costs are recorded as the services are provided. Video programming costs are recorded based on the Company’s contractual agreements with its programming vendors. These contracts are generally multi-year agreements that provide for the Company to make payments to the programming vendors at agreed upon market rates based on the number of subscribers to which the Company provides the programming service. If a programming contract expires prior to the parties’ entry into a new agreement and the Company continues to distribute the service, management estimates the programming costs during the period there is no contract in place. In doing so, management considers the previous contractual rates, inflation and the status of the negotiations in determining its estimates. When the programming contract terms are finalized, an adjustment to programming expense is recorded, if necessary, to reflect the terms of the new contract. Management also makes estimates in the recognition of programming expense related to other items, such as the accounting for free periods and credits from service interruptions, as well as the allocation of consideration exchanged between the parties in multiple-element transactions. Additionally, judgments are also required by management when the Company purchases multiple services from the same programming vendor. In these scenarios, the total consideration provided to the programming vendor is required to be allocated to the various services received based upon their respective fair values. Because multiple services from the same programming vendor may be received over different contractual periods and may have different contractual rates, the allocation of consideration to the individual services will have an impact on the timing of the Company’s expense recognition.

Launch fees received by the Company from programming vendors are recognized as a reduction of expense on a straight-line basis over the life of the related programming arrangement. Amounts received from programming vendors representing the reimbursement of marketing costs are recognized as a reduction of marketing expenses as the marketing services are provided.

Advertising costs are expensed upon the first exhibition of related advertisements. Marketing expense (including advertising), net of reimbursements from programmers, was $569 million in 2008, $499 million in 2007 and $414 million in 2006.

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

TIME WARNER CABLE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

TIME WARNER CABLE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

For example, TWC is assessed franchise fees by franchising authorities, which are passed on to the customer. The accounting issue presented by these arrangements is whether TWC should report revenues based on the gross amount billed to the ultimate customer or on the net amount received from the customer after payments to franchising authorities. The Company has determined that these amounts should be reported on a gross basis. TWC’s policy is that, in instances where the fees are being assessed directly to the Company, amounts paid to the governmental authorities and amounts received from the customers are recorded on a gross basis. That is, amounts paid to the governmental authorities are recorded as costs of revenues and amounts received from the customer are recorded as Subscription revenues. The amount of such franchise fees recorded on a gross basis related to video and voice services was $524 million in 2008, $495 million in 2007 and $392 million in 2006.

Legal Contingencies

The Company is subject to legal, regulatory and other proceedings and claims that arise in the ordinary course of business. The Company records an estimated liability for those proceedings and claims arising in the ordinary course of business based upon the probable and reasonably estimable criteria contained in FASB Statement No. 5, Accounting for Contingencies. The Company reviews outstanding claims with internal, as well as external, counsel to assess the probability and the estimates of loss. The Company reassesses the risk of loss as new information

TIME WARNER CABLE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

becomes available and adjusts liabilities as appropriate. The actual cost of resolving a claim may be substantially different from the amount of the liability recorded. Differences between the estimated and actual amounts determined upon ultimate resolution, individually or in the aggregate, are not expected to have a material adverse effect on the Company’s consolidated financial position but could possibly be material to the Company’s consolidated results of operations or cash flow for any one period.

Income Taxes

TWC is not a separate taxable entity for U.S. federal and various state income tax purposes and its results are included in the consolidated U.S. federal and certain state income tax returns of Time Warner. The income tax benefits and provisions, related tax payments, and current and deferred tax balances have been prepared as if TWC operated as a stand-alone taxpayer for all periods presented in accordance with the tax sharing arrangement between TWC and Time Warner. Under the tax sharing arrangement, TWC is obligated to make tax sharing payments to Time Warner as if it were a separate payer. Income taxes are provided using the asset and liability method prescribed by FAS 109. Under this method, income taxes (i.e., deferred tax assets, deferred tax liabilities, taxes currently payable/refunds receivable and tax expense) are recorded based on amounts refundable or payable in the current year and include the results of any difference between GAAP and tax reporting. Deferred income taxes reflect the tax effect of net operating losses, capital losses, and general business credit carryforwards and the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial statement and income tax purposes, as determined under enacted tax laws and rates. Valuation allowances are established when management determines that it is more likely than not that some portion or all of the deferred tax asset will not be realized. The financial effect of changes in tax laws or rates is accounted for in the period of enactment.

The Company made cash tax payments to Time Warner of $9 million in 2008, $263 million in 2007 and $444 million in 2006.

On January 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 (“FIN 48”), which clarifies the accounting for uncertainty in income tax positions. This interpretation requires the Company to recognize in the consolidated financial statements those tax positions determined to be “more likely than not” of being sustained upon examination, based on the technical merits of the positions.

From time to time, the Company engages in transactions in which the tax consequences may be subject to uncertainty. Examples of such transactions include business acquisitions and dispositions, including dispositions designed to be tax free, issues related to consideration paid or received, and certain financing transactions. Significant judgment is required in assessing and estimating the tax consequences of these transactions. The Company prepares and files tax returns based on interpretation of tax laws and regulations. In the normal course of business, the Company’s tax returns are subject to examination by various taxing authorities. Such examinations may result in future tax and interest assessments by these taxing authorities. In determining the Company’s tax provision for financial reporting purposes, the Company establishes a reserve for uncertain tax positions unless such positions are determined to be “more likely than not” of being sustained upon examination, based on their technical merits. That is, for financial reporting purposes, the Company only recognizes tax benefits taken on the tax return that it believes are “more likely than not” of being sustained. There is considerable judgment involved in determining whether positions taken on the tax return are “more likely than not” of being sustained.

The Company adjusts its tax reserve estimates periodically because of ongoing examinations by, and settlements with, the various taxing authorities, as well as changes in tax laws, regulations and interpretations. The consolidated tax provision of any given year includes adjustments to prior year income tax accruals that are considered appropriate and any related estimated interest. The Company’s policy is to recognize, when applicable, interest and penalties on uncertain tax positions as part of income tax expense. Refer to Note 11 for further details.

TIME WARNER CABLE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Comprehensive Income (Loss)

Comprehensive income (loss) is reported in the consolidated statement of shareholders’ equity as a component of retained earnings (deficit) and consists of net income (loss) and other gains and losses affecting shareholders’ equity that, under GAAP, are excluded from net income (loss). For TWC, such items consist of gains and losses on certain derivative financial instruments and changes in unfunded and underfunded benefit plan obligations. The following summary sets forth the components of other comprehensive income (loss), net of tax, accumulated in shareholders’ equity (in millions):

		Net
	Net	Change in	Net
	Derivative	Underfunded /	Accumulated
	Financial	Unfunded	Other
	Instrument	Benefit	Comprehensive
	Losses(a)	Obligation	Loss

Balance at December 31, 2005	$—	$(7)	$(7)
2006 activity(b)	—	(123)	(123)

Balance at December 31, 2006	—	(130)	(130)
2007 activity	(1)	(43)	(44)

Balance at December 31, 2007	(1)	(173)	(174)
2008 activity	(3)	(290)	(293)

Balance at December 31, 2008	$(4)	$(463)	$(467)

(a)	The Company uses derivative instruments to manage the risk associated with movements in foreign currency exchange rates related to forecasted payments denominated in the Philippine peso made to vendors who provide Road RunnerTM customer care support services.
(b)	2006 activity primarily reflects the adoption of FASB Statement No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Benefits (“FAS 158”), on December 31, 2006. Specifically, as a result of adopting FAS 158, on December 31, 2006, the Company reflected the funded status of its plans by reducing its net pension asset by $208 million to reflect actuarial and investment losses that had been deferred pursuant to prior pension accounting rules and recording a corresponding deferred tax asset of $84 million and a net after-tax charge of $124 million.

Net Income (Loss) per Common Share

Basic net income (loss) per common share is computed by dividing net income by the weighted average of common shares outstanding during the period. Weighted-average common shares include shares of Class A common stock and Class B common stock. Diluted net income (loss) per common share adjusts basic net income (loss) per common share for the effects of stock options and restricted stock units only in the periods in which such effect is dilutive. Set forth below is a reconciliation of basic and diluted net income (loss) per common share from continuing operations (in millions, except per share data):

	Year Ended December 31,
	2008	2007	2006

Net income (loss) from continuing operations	$(7,344)	$1,123	$936

Average common shares outstanding—basic	977.0	976.9	990.4
Dilutive effect of equity awards	—	0.3	—

Average common shares outstanding—diluted	977.0	977.2	990.4

Net income (loss) per common share from continuing operations:
Basic	$(7.52)	$1.15	$0.95

Diluted	$(7.52)	$1.15	$0.95

TIME WARNER CABLE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Diluted net loss per common share for 2008 excludes 719,000 common shares issuable under the Company’s stock compensation plans because they do not have a dilutive effect due to the Company’s loss from continuing operations.

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

4.	SEPARATION FROM TIME WARNER, RECAPITALIZATION AND REVERSE STOCK SPLIT OF TWC COMMON STOCK

On May 20, 2008, TWC and its subsidiaries, TWE and TW NY, entered into the Separation Agreement with Time Warner and its subsidiaries, WCI, Historic TW and ATC. TWC’s separation from Time Warner will take place through a series of related transactions, the occurrence of each of which is a condition to the next. First, Time Warner will complete certain internal restructuring transactions not affecting TWC. Next, following the satisfaction or waiver of certain conditions, including those mentioned below, Historic TW will transfer its 12.43% non-voting common stock interest in TW NY to TWC in exchange for 80 million newly issued shares of TWC’s Class A common stock (the “TW NY Exchange”). Following the TW NY Exchange, Time Warner will complete certain additional restructuring steps that will make Time Warner the direct owner of all shares of TWC’s Class A common stock and Class B common stock previously held by its subsidiaries (all of Time Warner’s restructuring transaction steps being referred to collectively as the “TW Internal Restructuring”). Upon completion of the TW Internal Restructuring, TWC’s board of directors or a committee thereof will declare a special cash dividend to holders of TWC’s outstanding Class A common stock and Class B common stock, including Time Warner, in an amount equal to $10.27 per share (aggregating $10.855 billion) (the “Special Dividend”). The Special Dividend will be paid prior to the completion of TWC’s separation from Time Warner. Following the receipt by Time Warner of its share of the Special Dividend, TWC will file with the Secretary of State of the State of Delaware an amended and restated certificate of incorporation, pursuant to which, among other things, each outstanding share of TWC Class A common stock (including any shares of Class A common stock issued in the TW NY Exchange) and TWC Class B common stock will automatically be converted into one share of common stock, par value $0.01 per share (the “TWC Common Stock”) (the “Recapitalization”). Once the TW NY Exchange, the TW Internal Restructuring, the payment of the Special Dividend and the Recapitalization have been completed, TWC’s separation from Time Warner (the “Separation”) will proceed in the form of a pro rata dividend of all shares of TWC Common Stock held by Time Warner to holders of Time Warner’s common stock (the “Distribution”).

The Special Dividend generally will constitute a dividend for United States federal income tax purposes to the extent paid from TWC’s current or accumulated earnings and profits (“e&p”), as determined under United States federal income tax principles. Distributions in excess of e&p generally will constitute a return of capital that will be applied against and reduce (but not below zero) a stockholder’s adjusted tax basis in TWC Class A and Class B common stock. Any remaining excess will be treated as a gain as if realized on the sale or other disposition of the stock. The Company currently expects that between 30% and 35% of the Special Dividend paid to the public stockholders would be taxed as a dividend. The remainder of the distribution would be characterized as a return of capital (to the extent of the stockholder’s adjusted tax basis) and thereafter as a gain realized on the sale or other disposition of the stock. The foregoing estimate is based on the Company’s results through December 31, 2008 and may change depending upon a number of factors, including completion of an ongoing e&p study, actual financial/tax results and the timing of the Special Dividend. The Company can make no assurances as to the tax treatment of the Special Dividend and stockholders should consult their own tax advisors on such tax treatment. The Separation,

TIME WARNER CABLE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

the TW NY Exchange, the TW Internal Restructuring, the Special Dividend, the Recapitalization and the Distribution collectively are referred to as the “Separation Transactions.”

The Separation Agreement contains customary covenants, and consummation of the Separation Transactions is subject to customary closing conditions. As of February 12, 2009, all regulatory and other necessary governmental reviews of the Separation Transactions have been satisfactorily completed. Time Warner and TWC expect the Separation Transactions to be consummated in the first quarter of 2009.

In connection with the Separation Transactions, the Company has been authorized to effectuate a reverse stock split of the TWC Common Stock at a 1-for-3 ratio.

5.	TRANSACTIONS WITH ADELPHIA AND COMCAST

On July 31, 2006, a subsidiary of TWC, Time Warner NY Cable LLC (“TW NY Cable”) and Comcast completed their respective acquisitions of assets comprising in the aggregate substantially all of the cable assets of Adelphia Communications Corporation (“Adelphia”) (the “Adelphia Acquisition”). Additionally, on July 31, 2006, immediately before the closing of the Adelphia Acquisition, Comcast’s interests in TWC and TWE were redeemed (the “TWC Redemption” and the “TWE Redemption,” respectively, and, collectively, the “Redemptions”). Following the Redemptions and the Adelphia Acquisition, on July 31, 2006, TW NY Cable and Comcast swapped certain cable systems, most of which were acquired from Adelphia, in order to enhance TWC’s and Comcast’s respective geographic clusters of subscribers (the “Exchange” and, together with the Adelphia Acquisition and the Redemptions, the “Adelphia/Comcast Transactions”). In February 2007, Adelphia’s Chapter 11 reorganization plan became effective. Under the terms of the reorganization plan, substantially all of the shares of TWC Class A common stock that Adelphia received as part of the payment for the systems TW NY Cable acquired from Adelphia were distributed to Adelphia’s creditors. As a result, under applicable securities law regulations and provisions of the U.S. bankruptcy code, TWC became a public company subject to the requirements of the Securities Exchange Act of 1934, as amended. On March 1, 2007, TWC’s Class A common stock began trading on the New York Stock Exchange under the symbol “TWC.”

As a result of the closing of the Adelphia/Comcast Transactions, on July 31, 2006, TWC acquired systems with approximately 4.0 million basic video subscribers and disposed of the Transferred Systems (as defined below), with approximately 0.8 million basic video subscribers, for a net gain of approximately 3.2 million basic video subscribers. In addition, on July 28, 2006, ATC, a subsidiary of Time Warner, contributed its 1% common equity interest and $2.4 billion preferred equity interest in TWE to TW NY, a newly created subsidiary of TWC and the parent of TW NY Cable, in exchange for a 12.43% non-voting common stock interest in TW NY having an equivalent fair value.

The systems acquired in connection with the Adelphia/Comcast Transactions have been included in the consolidated financial statements since the closing of the Adelphia/Comcast Transactions. The systems previously owned by TWC that were transferred to Comcast in connection with the Redemptions and the Exchange (the “Transferred Systems”) have been reflected as discontinued operations in the consolidated financial statements for all periods presented.

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

TIME WARNER CABLE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

6.	SALE OF CERTAIN CABLE SYSTEMS

In December 2008, the Company sold a group of small cable systems, serving 78,000 basic video subscribers and 126,000 revenue generating units as of November 30, 2008, located in areas outside of the Company’s core geographic clusters. The sale price was $54 million, of which $3 million is included in receivables in the consolidated balance sheet as of December 31, 2008. The Company does not expect that the sale of these systems will have a material impact on the Company’s future financial results. The Company recorded a pretax loss of $58 million on the sale of these systems during 2008, of which $13 million (primarily post-closing and working capital adjustments) was recorded during the fourth quarter.

The closing of the Adelphia/Comcast Transactions, which included the Company’s acquisition from Adelphia of certain cable systems in Mooresville, Cornelius, Davidson and unincorporated Mecklenburg County, North Carolina, triggered a right of first refusal under the franchise agreements covering these systems. These municipalities exercised their right to acquire these systems. As a result, on December 19, 2007, these cable systems, serving approximately 14,000 basic video subscribers and approximately 30,000 revenue generating units as of the closing date, were sold for $52 million. The sale of these systems did not have a material impact on the Company’s results of operations or cash flows.

7.	DEBT AND MANDATORILY REDEEMABLE PREFERRED EQUITY

Debt and mandatorily redeemable preferred equity as of December 31, 2008 and 2007 were as follows:

	Interest Rate at		Outstanding Balance as of
	December 31,		December 31,
	2008	Maturity	2008	2007
			(in millions)

Credit facilities(a)(b)	1.353%(c)	2011	$3,045	$5,256
TWC notes and debentures	6.752%(c)	2012-2038	11,956	4,985
TWE notes and debentures	7.809%(c)	2012-2033	2,714	3,326
Capital leases and other(d)			13	10

Total debt			17,728	13,577
TW NY Cable Preferred Membership Units	8.210%	2013	300	300

Total debt and mandatorily redeemable preferred equity			$18,028	$13,877

(a)	TWC’s unused committed capacity was $13.130 billion as of December 31, 2008, reflecting $5.449 billion in cash and equivalents, $5.749 billion of available borrowing capacity under the Revolving Credit Facility (which reflects a reduction of $126 million for outstanding letters of credit backed by the Revolving Credit Facility and $125 million for commitments of LBB, as defined and discussed below) and $1.932 billion of borrowing capacity under the 2008 Bridge Facility (excluding $138 of commitments of LBCB, as defined and discussed below). TWC may not borrow any amounts under the 2008 Bridge Facility unless and until the Special Dividend is declared.
(b)	Outstanding balance amount as of December 31, 2007 excludes an unamortized discount on commercial paper of $5 million (none as of December 31, 2008).
(c)	Rate represents an effective weighted-average interest rate.
(d)	Amount includes $1 million of debt due within one year as of December 31, 2008 (none as of December 31, 2007), which primarily relates to capital lease obligations.

Credit Facilities

As of December 31, 2008, the Company has a $6.0 billion senior unsecured five-year revolving credit facility maturing February 15, 2011 (the “Revolving Credit Facility”) and a $3.045 billion five-year term loan facility maturing February 21, 2011 (the “Term Facility” and together with the Revolving Credit Facility, the “Facilities”). In addition, to finance, in part, the Special Dividend, the Company has a $1.932 billion senior unsecured term loan facility (the “2008 Bridge Facility”), under which the Company cannot borrow any amounts unless and until the Special Dividend is declared, and a $1.535 billion senior unsecured supplemental term loan facility between the

TIME WARNER CABLE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Company and Time Warner (the “Supplemental Credit Agreement”) under which the Company can borrow only to repay amounts outstanding at the final maturity of the 2008 Bridge Facility, if any. The Company’s obligations under each of these facilities are guaranteed by TWE and TW NY.

Revolving Credit Facility, Term Facility and Commercial Paper Program

Borrowings under the Revolving Credit Facility bear interest at a rate based on the credit rating of TWC, which rate was LIBOR plus 0.27% per annum at December 31, 2008. In addition, TWC is required to pay a facility fee on the aggregate commitments under the Revolving Credit Facility at a rate determined by the credit rating of TWC, which rate was 0.08% per annum at December 31, 2008. TWC may also incur an additional usage fee of 0.10% per annum on the outstanding loans and other extensions of credit under the Revolving Credit Facility if and when such amounts exceed 50% of the aggregate commitments thereunder. Borrowings under the Term Facility bear interest at a rate based on the credit rating of TWC, which rate was LIBOR plus 0.40% per annum at December 31, 2008. In April 2007, TWC used a portion of the net proceeds of the 2007 Bond Offering (defined below) to repay a portion of the outstanding indebtedness under the Term Facility, which reduced such facility from $4.0 billion to $3.045 billion.

The Revolving Credit Facility provides same-day funding capability and a portion of the commitment, not to exceed $500 million at any time, may be used for the issuance of letters of credit. The Facilities contain a maximum leverage ratio covenant of 5.0 times the consolidated EBITDA of TWC (as defined in the Facilities). The terms and related financial metrics associated with the leverage ratio are defined in the applicable agreements. At December 31, 2008, TWC was in compliance with the leverage covenant, with a leverage ratio, calculated in accordance with the agreements, of approximately 2.0 times. The Facilities do not contain any credit ratings-based defaults or covenants or any ongoing covenant or representations specifically relating to a material adverse change in the financial condition or results of operations of Time Warner or TWC. Borrowings under the Revolving Credit Facility may be used for general corporate purposes, and unused credit is available to support borrowings under TWC’s commercial paper program.

In addition to the Facilities, TWC maintains a $6.0 billion unsecured commercial paper program (the “CP Program”) that is also guaranteed by TW NY and TWE. Commercial paper issued under the CP Program is supported by unused committed capacity under the Revolving Credit Facility and ranks pari passu with other unsecured senior indebtedness of TWC, TWE and TW NY.

As of December 31, 2008, there were borrowings of $3.045 billion outstanding under the Term Facility, no borrowings and letters of credit totaling $126 million outstanding under the Revolving Credit Facility, and no commercial paper outstanding under the CP Program. TWC’s available committed capacity under the Revolving Credit Facility as of December 31, 2008 was $5.749 billion, and TWC had $5.449 billion of cash and equivalents on hand.

2008 Bridge Facility

On June 30, 2008, the Company entered into the 2008 Bridge Facility with a geographically diverse group of major financial institutions for a senior unsecured term loan facility originally in an aggregate principal amount of $9.0 billion with an initial maturity date that is 364 days after the borrowing date in order to finance, in part, the Special Dividend. The Company may elect to extend the maturity date of the loans outstanding under the 2008 Bridge Facility for an additional year. Subject to certain limited exceptions pursuant to the terms of the 2008 Bridge Facility, to the extent the Company incurs debt (other than an incurrence of debt under the Revolving Credit Facility and its existing commercial paper program), issues equity securities or completes asset sales prior to drawing on the 2008 Bridge Facility, the commitments of the lenders under the 2008 Bridge Facility will be reduced by an amount equal to the net cash proceeds from any such incurrence, issuance or sale. As a result of the 2008 Bond Offerings (as defined below), the amount of the commitments of the lenders under the 2008 Bridge Facility was reduced to $2.070 billion. As discussed below, the Company does not expect that LBCB (as defined below) will fund its

TIME WARNER CABLE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

$138 million in commitments under the 2008 Bridge Facility, and, therefore, the Company has included only $1.932 billion of commitments under the 2008 Bridge Facility in its unused committed capacity as of December 31, 2008. In the event the Company borrows any amounts under the 2008 Bridge Facility, subject to certain limited exceptions, the Company is required to use the net cash proceeds from any subsequent incurrence of debt (other than an incurrence of debt under the Revolving Credit Facility and its existing commercial paper program), issuance of equity securities and asset sale to prepay amounts outstanding under the 2008 Bridge Facility. The Company may prepay amounts outstanding under the 2008 Bridge Facility at any time without penalty or premium, subject to minimum amounts. TWC may not borrow any amounts under the 2008 Bridge Facility unless and until the Special Dividend is declared.

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

The 2008 Bridge Facility contains a maximum leverage ratio covenant of 5.0 times the consolidated EBITDA (as defined in the credit agreement) of TWC. The 2008 Bridge Facility also contains conditions, covenants, representations and warranties and events of default substantially identical to those contained in the Term Facility.

The financial institutions’ commitments to fund borrowings under the 2008 Bridge Facility will expire upon the earliest of (i) May 19, 2009, (ii) the date on which the Separation Agreement is terminated in accordance with its terms or (iii) the completion of the Separation.

Lending Commitments under the Revolving Credit Facility and the 2008 Bridge Facility

The 2008 Bridge Facility consists of commitments of approximately $138 million from each of 14 institutions, consisting of affiliates of Bank of America, N.A., The Bank of Tokyo-Mitsubishi UFJ, LTD., Barclays Bank Plc, BNP Paribas Securities Corp., Citibank, N.A., Deutsche Bank AG, Fortis Bank SA/NV, Goldman Sachs Bank USA, Mizuho Corporate Bank, LTD., Morgan Stanley Bank, The Royal Bank of Scotland PLC, Sumitomo Mitsui Banking Corporation, UBS Loan Finance LLC and Wachovia Bank, National Association. These same financial institutions also comprise approximately 70% of the commitments under the Revolving Credit Facility. Recently, a number of these lenders have entered into agreements to acquire or to be acquired by other financial institutions. TWC believes that these transactions will not adversely affect the commitments under the 2008 Bridge Facility or the Revolving Credit Facility. The Company’s bank credit agreements do not contain borrowing restrictions due to material adverse changes in the Company’s business or market disruption.

In addition, Lehman Brothers Commercial Bank (“LBCB”) and Lehman Brothers Bank, FSB (“LBB”), subsidiaries of Lehman Brothers Holdings Inc. (“Lehman”), are lenders under the 2008 Bridge Facility and the Revolving Credit Facility, respectively, with undrawn commitments of $138 million and $125 million, respectively, as of December 31, 2008. On September 15, 2008, Lehman filed a petition under Chapter 11 of the U.S. Bankruptcy Code with the U.S. Bankruptcy Court for the Southern District of New York (the “Lehman Bankruptcy”). TWC has not requested to borrow under either the 2008 Bridge Facility or the Revolving Credit Facility since the Lehman Bankruptcy, and neither LBCB nor LBB has been placed in receivership or a similar proceeding as of February 19, 2009. While the Company believes that LBCB and LBB are contractually obligated under the 2008 Bridge Facility and the Revolving Credit Facility, respectively, the Company does not expect that LBCB and LBB will fund any future borrowing requests and is uncertain as to whether another lender might assume either commitment. Accordingly, the Company’s unused committed capacity as of December 31, 2008 excludes the undrawn commitments of LBCB and LBB. The Company believes that it continues to have sufficient liquidity to meet its needs for the foreseeable future, including payment of the Special Dividend, even if LBCB and/or LBB fails to fund its portion of any future borrowing requests.

TIME WARNER CABLE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Supplemental Credit Agreement

On December 10, 2008, Time Warner (as lender) and TWC (as borrower) entered into the Supplemental Credit Agreement, a two-year $1.535 billion senior unsecured supplemental term loan facility. The Company may borrow under the Supplemental Credit Agreement only to repay amounts outstanding at the final maturity of the 2008 Bridge Facility, if any (the date of such borrowing, the “Supplemental Borrowing Date”).

Time Warner may assign its obligations under the Supplemental Credit Agreement to certain other lenders with the Company’s consent, but any such assignment prior to the Supplemental Borrowing Date will not relieve Time Warner of its obligation to fund the full amount of the Supplemental Credit Agreement on the Supplemental Borrowing Date.

Amounts outstanding under the Supplemental Credit Agreement will bear interest at a rate equal to LIBOR or, if Time Warner has assigned its loans under the Supplemental Credit Agreement in full, at a rate equal to LIBOR or an alternate base rate, at the Company’s option, plus, in each case, an applicable margin based on TWC’s credit rating. The applicable margin may be increased on the Supplemental Borrowing Date based on the average price for a five-year credit default swap of TWC for the thirty days preceding the Supplemental Borrowing Date, but will not exceed 500 basis points. In addition, the per annum interest rate under the Supplemental Credit Agreement will increase by 25 basis points every six months following the Supplemental Borrowing Date until all amounts outstanding under the Supplemental Credit Agreement are repaid.

The Supplemental Credit Agreement contains a maximum leverage ratio covenant of five times the consolidated EBITDA (as defined in the Supplemental Credit Agreement) of TWC. The Supplemental Credit Agreement also contains conditions, covenants, representations and warranties and events of default (with customary grace periods, as applicable) substantially identical to the conditions, covenants, representations and warranties and events of default in the 2008 Bridge Facility. If any events of default occur and are not cured within applicable grace periods or waived, the maturity of the outstanding loans may be accelerated. TWC is not subject to the leverage ratio covenant or other covenants or events of default unless and until the Supplemental Borrowing Date, at which point, the leverage ratio covenant and other covenants and events of default become effective. As a condition to borrowing under the Supplemental Credit Agreement, at the Supplemental Borrowing Date, no defaults or events of default under the Supplemental Credit Agreement and no events of default under the Revolving Credit Facility may be in existence.

Time Warner’s commitment under the Supplemental Credit Agreement will be further reduced by (i) 50% of any additional amounts by which the commitments under the 2008 Bridge Facility are further reduced by the net cash proceeds of subsequent issuances of debt or certain equity or certain asset sales by TWC prior to TWC’s borrowing under the 2008 Bridge Facility and (ii) the amount by which the sum of the borrowing availability under the Revolving Credit Facility plus the amount above $100 million of the total cash and equivalents of TWC and certain of its subsidiaries exceeds $2.0 billion (x) on any date prior to the Supplemental Borrowing Date on which the commitments under the Revolving Credit Facility are increased in excess of the current $6.0 billion amount or (y) on the Supplemental Borrowing Date. After the Supplemental Borrowing Date, subject to certain limited exceptions, TWC will be required to use the net cash proceeds from any incurrence of debt (other than an incurrence of debt under the Revolving Credit Facility and its existing commercial paper program), issuance of equity securities and asset sale to prepay amounts outstanding under the Supplemental Credit Agreement. In addition, TWC must prepay amounts outstanding under the Supplemental Credit Agreement by the amount by which the sum of the borrowing availability under the Revolving Credit Facility plus the amount above $100 million of the total cash and equivalents of TWC and certain of its subsidiaries exceeds $2.0 billion (i) on any date on which the commitments under the Revolving Credit Facility are increased in excess of the current $6.0 billion amount and (ii) on the last day of each fiscal quarter. TWC may prepay amounts outstanding under the Supplemental Credit Agreement at any time without penalty or premium, subject to minimum amounts.

Time Warner’s commitment to fund a borrowing under the Supplemental Credit Agreement is subject to satisfaction of certain customary conditions. Time Warner’s commitment will expire on the earliest of (i) the final

TIME WARNER CABLE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

maturity date of the 2008 Bridge Facility if no amounts have been borrowed under the Supplemental Credit Agreement, (ii) the date on which TWC terminates the Supplemental Credit Agreement, which it may do at any time prior to its borrowing under the Supplemental Credit Agreement, or (iii) a reduction in Time Warner’s commitment to zero as a result of a reduction in the commitments under the 2008 Bridge Facility as described above.

TWC Notes and Debentures

TWC notes and debentures as of December 31, 2008 and 2007 were as follows:

		Interest Rate at		Outstanding Balance as of
	Face	December 31,		December 31,
	Amount	2008	Maturity	2008	2007
	(in millions)			(in millions)

Senior notes	$1,500	5.400%	2012	$1,498	$1,498
Senior notes	1,500	6.200%	2013	1,497	—
Senior notes	750	8.250%	2014	749	—
Senior notes	2,000	5.850%	2017	1,996	1,996
Senior notes	2,000	6.750%	2018	1,998	—
Senior notes	1,250	8.750%	2019	1,231	—
Senior debentures	1,500	6.550%	2037	1,491	1,491
Senior debentures	1,500	7.300%	2038	1,496	—

Total	$12,000			$11,956	$4,985

2008 Bond Offerings

On June 16, 2008, TWC filed a shelf registration statement on Form S-3 (the “Shelf Registration Statement”) with the SEC that allows TWC to offer and sell from time to time senior and subordinated debt securities and debt warrants. On June 19, 2008, TWC issued $5.0 billion in aggregate principal amount of senior unsecured notes and debentures under the Shelf Registration Statement (the “June 2008 Bond Offering”), consisting of $1.5 billion principal amount of 6.20% notes due 2013 (the “July 2013 Notes”), $2.0 billion principal amount of 6.75% notes due 2018 (the “July 2018 notes”) and $1.5 billion principal amount of 7.30% debentures due 2038 (the “July 2038 debentures and, together with the July 2013 Notes and the July 2018 Notes, the “June 2008 Debt Securities”). On November 18, 2008, TWC issued $2.0 billion in aggregate principal amount of senior unsecured notes under the Shelf Registration Statement (the “November 2008 Bond Offering” and, together with the June 2008 Bond Offering, the “2008 Bond Offerings”), consisting of $750 million principal amount of 8.25% notes due 2014 (the “February 2014 Notes”) and $1.250 billion principal amount of 8.75% notes due 2019 (the “February 2019 Notes” and, together with the February 2014 Notes, the “November 2008 Debt Securities” and, together with the June 2008 Debt Securities, the “2008 Debt Securities”). The Company expects to use the net proceeds from the 2008 Bond Offerings to finance, in part, the Special Dividend. Pending the payment of the Special Dividend, a portion of the net proceeds from the 2008 Bond Offerings was used to repay variable-rate debt with lower interest rates than the interest rates on the debt securities issued in the 2008 Bond Offerings, and the remainder was invested in accordance with the Company’s investment policy. If the Separation is not consummated and the Special Dividend is not paid, the Company will use the remainder of the net proceeds from the 2008 Bond Offerings for general corporate purposes, including repayment of indebtedness. The 2008 Debt Securities are guaranteed by TWE and TW NY (the “Guarantors”). The 2008 Debt Securities were issued pursuant to the Indenture (as defined and described below).

The July 2013 Notes mature on July 1, 2013, the July 2018 Notes mature on July 1, 2018 and the July 2038 Debentures mature on July 1, 2038. Interest on the June 2008 Debt Securities is payable semi-annually in arrears on January 1 and July 1 of each year, beginning on January 1, 2009. The February 2014 Notes mature on February 14, 2014 and the February 2019 Notes mature on February 14, 2019. Interest on the November 2008 Debt Securities is payable semi-annually in arrears on February 14 and August 14 of each year, beginning on February 14, 2009. The

TIME WARNER CABLE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2008 Debt Securities are unsecured senior obligations of the Company and rank equally with its other unsecured and unsubordinated obligations. The guarantees of the 2008 Debt Securities are unsecured senior obligations of the Guarantors and rank equally in right of payment with all other unsecured and unsubordinated obligations of the Guarantors.

The 2008 Debt Securities may be redeemed in whole or in part at any time at the Company’s option at a redemption price equal to the greater of (i) 100% of the principal amount of the 2008 Debt Securities being redeemed and (ii) the sum of the present values of the remaining scheduled payments on the 2008 Debt Securities discounted to the redemption date on a semi-annual basis at a government treasury rate plus 40 basis points for each of the July 2013 Notes, July 2018 Notes and the July 2038 Debentures and 50 basis points for each of the February 2014 Notes and the February 2019 Notes as further described in the Indenture and the 2008 Debt Securities, plus, in each case, accrued but unpaid interest to the redemption date.

2007 Bond Offering

On April 9, 2007, the Company issued $5.0 billion in aggregate principal amount of senior unsecured notes and debentures (the “2007 Bond Offering”) consisting of $1.5 billion principal amount of 5.40% Notes due 2012 (the “2012 Initial Notes”), $2.0 billion principal amount of 5.85% Notes due 2017 (the “2017 Initial Notes”) and $1.5 billion principal amount of 6.55% Debentures due 2037 (the “2037 Initial Debentures” and, together with the 2012 Initial Notes and the 2017 Initial Notes, the “Initial Debt Securities”) pursuant to Rule 144A and Regulation S under the Securities Act of 1933, as amended. The Initial Debt Securities are guaranteed by TWE and TW NY. In April 2007, TWC used a portion of the net proceeds of the 2007 Bond Offering to repay all of the outstanding indebtedness under its $4.0 billion three-year term credit facility, which was terminated on April 13, 2007. The balance of the net proceeds was used to repay a portion of the outstanding indebtedness under the Term Facility on April 27, 2007, which reduced the amounts outstanding under that facility to $3.045 billion as of such date.

On November 5, 2007, pursuant to a registration rights agreement entered into in connection with the issuance of the Initial Debt Securities, TWC and the Guarantors exchanged (i) substantially all of the 2012 Initial Notes for a like aggregate principal amount of registered debt securities without transfer restrictions or registration rights (the “2012 Registered Notes,” and, together with the 2012 Initial Notes, the “2012 Notes”), (ii) all of the 2017 Initial Notes for a like aggregate principal amount of registered debt securities without transfer restrictions or registration rights (the “2017 Registered Notes,” and, together with the 2017 Initial Notes, the “2017 Notes”), and (iii) substantially all of the 2037 Initial Debentures for a like aggregate principal amount of registered debt securities without transfer restrictions or registration rights (the “2037 Registered Debentures,” and, together with the 2037 Initial Debentures, the “2037 Debentures”). Collectively, the 2012 Notes, the 2017 Notes and the 2037 Debentures are referred to as the “2007 Debt Securities.”

The 2007 Debt Securities were issued pursuant to an Indenture, dated as of April 9, 2007 (the “Base Indenture”), by and among TWC, the Guarantors and The Bank of New York, as trustee, as supplemented by the First Supplemental Indenture, dated as of April 9, 2007 (the “First Supplemental Indenture” and, together with the Base Indenture, the “Indenture”), by and among TWC, the Guarantors and The Bank of New York, as trustee. The Indenture contains customary covenants relating to restrictions on the ability of TWC or any material subsidiary to create liens and on the ability of TWC and the Guarantors to consolidate, merge or convey or transfer substantially all of their assets. The Indenture also contains customary events of default.

The 2012 Notes mature on July 2, 2012, the 2017 Notes mature on May 1, 2017 and the 2037 Debentures mature on May 1, 2037. Interest on the 2012 Notes is payable semi-annually in arrears on January 2 and July 2 of each year, beginning on July 2, 2007. Interest on the 2017 Notes and the 2037 Debentures is payable semi-annually in arrears on May 1 and November 1 of each year, beginning on November 1, 2007. The 2007 Debt Securities are unsecured senior obligations of TWC and rank equally with its other unsecured and unsubordinated obligations. The guarantees of the 2007 Debt Securities are unsecured senior obligations of the Guarantors and rank equally in right of payment with all other unsecured and unsubordinated obligations of the Guarantors.

TIME WARNER CABLE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The 2007 Debt Securities may be redeemed in whole or in part at any time at TWC’s option at a redemption price equal to the greater of (i) 100% of the principal amount of the 2007 Debt Securities being redeemed and (ii) the sum of the present values of the remaining scheduled payments on the 2007 Debt Securities discounted to the redemption date on a semi-annual basis at a government treasury rate plus 20 basis points for the 2012 Notes, 30 basis points for the 2017 Notes and 35 basis points for the 2037 Debentures as further described in the Indenture and the 2007 Debt Securities, plus, in each case, accrued but unpaid interest to the redemption date.

TWE Notes and Debentures

TWE notes and debentures as of December 31, 2008 and 2007 were as follows:

		Interest Rate at		Outstanding Balance as of
	Face	December 31,		December 31,	December 31,
	Amount	2008	Maturity	2008	2007
				(in millions)
	(in millions)

Senior debentures(a)	$600	7.250%	2008	$—	$601
Senior notes	250	10.150%	2012	263	267
Senior notes	350	8.875%	2012	362	365
Senior debentures	1,000	8.375%	2023	1,038	1,040
Senior debentures	1,000	8.375%	2033	1,051	1,053

Total(b)	$3,200			$2,714	$3,326

(a)	As of December 31, 2007, the Company classified $601 million of TWE 7.25% debentures due September 1, 2008 as long-term in the consolidated balance sheet to reflect management’s intent and ability to refinance the obligation on a long-term basis through the utilization of the Company’s unused committed capacity. TWE’s 7.25% debentures due September 1, 2008 (aggregate principal amount of $600 million) matured and were retired.
(b)	Outstanding balance amount as of December 31, 2008 and 2007 includes an unamortized fair value adjustment of $114 million and $126 million, respectively.

During 1992 and 1993, TWE issued the TWE notes and debentures (the “TWE Notes”) publicly in a number of offerings. The maturities of these outstanding issuances ranged from 15 to 40 years and the fixed interest rates range from 7.25% to 10.15%. The fixed-rate borrowings include an unamortized debt premium of $114 million and $126 million as of December 31, 2008 and 2007, respectively. The debt premium is amortized over the term of each debt issue as a reduction of interest expense. As discussed below, TWC and TW NY have each guaranteed TWE’s obligations under the TWE Notes. Prior to November 2, 2006, ATC and WCI, which entities are subsidiaries of Time Warner, each guaranteed pro rata portions of the TWE Notes based on the relative fair value of the net assets that each contributed to TWE prior to the restructuring of TWE, which was completed in March 2003 (the “TWE Restructuring”). TWE has no obligation to file reports with the SEC under the Exchange Act.

The indenture (the “TWE Indenture”) governing the TWE Notes was amended in several respects during 2006. Pursuant to the Tenth Supplemental Indenture to the TWE Indenture, TW NY fully, unconditionally and irrevocably guarantees the payment of principal and interest on the TWE Notes. As a result of a consent solicitation that was completed on November 2, 2006, the Eleventh Supplemental Indenture to the TWE Indenture was entered into pursuant to which (i) TWC provides a direct guaranty of the TWE Notes, rather than a guaranty of the TW Partner Guaranties (as defined below), (ii) the guaranties (the “TW Partner Guaranties”) previously provided by ATC and WCI were terminated and (iii) TWE is permitted to provide holders of the TWE Notes with quarterly and annual reports that TWC (or any other ultimate parent guarantor, as described in the Eleventh Supplemental Indenture) would be required to file with the SEC pursuant to Section 13 of the Exchange Act, if it were required to file such reports with the SEC in respect of the TWE Notes pursuant to such section of the Exchange Act, subject to certain exceptions as described in the Eleventh Supplemental Indenture.

TIME WARNER CABLE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

TW NY Cable Preferred Membership Units

In connection with the financing of the Adelphia Acquisition, TW NY Cable issued $300 million of its Series A Preferred Membership Units (the “TW NY Cable Preferred Membership Units”) to a limited number of third parties. The TW NY Cable Preferred Membership Units pay cash dividends at an annual rate equal to 8.21% of the sum of the liquidation preference thereof and any accrued but unpaid dividends thereon, on a quarterly basis. The TW NY Cable Preferred Membership Units are subject to mandatory redemption by TW NY Cable on August 1, 2013 and are not redeemable by TW NY Cable at any time prior to that date. The redemption price of the TW NY Cable Preferred Membership Units is equal to their liquidation preference plus any accrued and unpaid dividends through the redemption date. Except under limited circumstances, holders of TW NY Cable Preferred Membership Units have no voting rights.

The terms of the TW NY Cable Preferred Membership Units require that holders owning a majority of the TW NY Cable Preferred Membership Units must approve any agreement for a material sale or transfer by TW NY Cable and its subsidiaries of assets at any time during which TW NY Cable and its subsidiaries maintain, collectively, cable systems serving fewer than 500,000 cable subscribers, or that would (after giving effect to such asset sale) cause TW NY Cable to maintain, directly or indirectly, fewer than 500,000 cable subscribers, unless the net proceeds of the asset sale are applied to fund the redemption of the TW NY Cable Preferred Membership Units and the sale occurs on or immediately prior to the redemption date. Additionally, for so long as the TW NY Cable Preferred Membership Units remain outstanding, TW NY Cable may not merge or consolidate with another company, or convert from a limited liability company to a corporation, partnership or other entity, unless (i) such merger or consolidation is permitted by the asset sale covenant described above, (ii) if TW NY Cable is not the surviving entity or is no longer a limited liability company, the then holders of the TW NY Cable Preferred Membership Units have the right to receive from the surviving entity securities with terms at least as favorable as the TW NY Cable Preferred Membership Units and (iii) if TW NY Cable is the surviving entity, the tax characterization of the TW NY Cable Preferred Membership Units would not be affected by the merger or consolidation. Any securities received from a surviving entity as a result of a merger or consolidation or the conversion into a corporation, partnership or other entity must rank senior to any other securities of the surviving entity with respect to dividends and distributions or rights upon a liquidation.

Time Warner Approval Rights

Under a shareholder agreement entered into between TWC and Time Warner on April 20, 2005 (the “Shareholder Agreement”), TWC is required to obtain Time Warner’s approval prior to incurring additional debt (except for ordinary course issuances of commercial paper or borrowings under the Revolving Credit Facility up to the limit of that credit facility, to which Time Warner has consented) or rental expenses (other than with respect to certain approved leases) or issuing preferred equity, if its consolidated ratio of debt, including preferred equity, plus six times its annual rental expense to EBITDAR (the “TW Leverage Ratio”) then exceeds, or would as a result of the incurrence or issuance exceed, 3:1. Under certain circumstances, TWC is required to include the indebtedness, annual rental expense obligations and EBITDAR of certain unconsolidated entities that it manages and/or in which it owns an equity interest, in the calculation of the TW Leverage Ratio. The Shareholder Agreement defines EBITDAR, at any time of measurement, as operating income (loss) plus depreciation, amortization and rental expense (for any lease that is not accounted for as a capital lease) for the twelve months ending on the last day of TWC’s most recent fiscal quarter, including certain adjustments to reflect the impact of significant transactions as if they had occurred at the beginning of the period. In the Separation Agreement, Time Warner agreed that the calculation of indebtedness under the Shareholder Agreement would exclude any indebtedness incurred pursuant to the 2008 Bridge Facility and any indebtedness that reduces, on a dollar-for-dollar basis, the commitments of the lenders under the 2008 Bridge Facility. All of Time Warner’s and TWC’s rights and obligations under the Shareholder Agreement will terminate upon completion of the Separation.

TIME WARNER CABLE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table sets forth the calculation of the TW Leverage Ratio for the year ended December 31, 2008 (in millions, except ratio):

Total debt as defined by the Shareholder Agreement, as amended	$10,798
TW NY Cable Preferred Membership Units	300
Six times annual rental expense	1,140

Total	$12,238

EBITDAR	$6,376

TW Leverage Ratio	1.92x

Debt Issuance Costs

For the year ended December 31, 2008, the Company capitalized debt issuance costs of $97 million in connection with the 2008 Bridge Facility and the 2008 Bond Offerings. For the year ended December 31, 2007, the Company capitalized debt issuance costs of $29 million in connection with the 2007 Bond Offering. These capitalized costs are amortized over the term of the related debt instrument and are included as a component of interest expense, net, in the consolidated statement of operations. For the year ended December 31, 2008, the Company expensed $45 million of debt issuance costs due primarily to the reduction of the commitments under the 2008 Bridge Facility as a result of the 2008 Bond Offerings, which is included as a component of interest expense, net, in the consolidated statement of operations.

Maturities

Annual maturities of long-term debt and mandatorily redeemable preferred equity total $1 million in 2009, $0 in 2010, $3.046 billion in 2011, $2.108 billion in 2012, $1.801 billion in 2013 and $11.002 billion thereafter.

Fair Value of Debt

Based on the level of interest rates prevailing at December 31, 2008 and 2007, the carrying value of TWC’s debt and the TW NY Cable Preferred Membership Units exceeded the fair value by approximately $540 million as of December 31, 2008 and the fair value exceeded the carrying value by approximately $420 million as of December 31, 2007. Unrealized gains or losses on debt do not result in the realization or expenditure of cash and are not recognized for financial reporting purposes unless the debt is retired prior to its maturity.

8.	MERGER-RELATED AND RESTRUCTURING COSTS

Merger-related Costs

Cumulatively, through December 31, 2007, the Company expensed non-capitalizable merger-related costs associated with the Adelphia/Comcast Transactions of $56 million, of which $10 million and $38 million was incurred during the years ended December 31, 2007 and 2006, respectively.

As of December 31, 2007, payments of $56 million have been made against this accrual, of which $14 million and $38 million were made during the years ended December 31, 2007 and 2006, respectively.

Restructuring Costs

Between January 1, 2005 and December 31, 2008, the Company incurred restructuring costs of $80 million as part of its broader plans to simplify its organizational structure and enhance its customer focus, and payments of $71 million have been made against this accrual. Of the remaining $9 million liability, $6 million is classified as a current liability, with the remaining $3 million classified as a noncurrent liability in the consolidated balance sheet as of December 31, 2008. Amounts are expected to be paid through 2011.

TIME WARNER CABLE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Information relating to the restructuring costs is as follows (in millions):

	Employee	Other
	Terminations	Exit Costs	Total

Remaining liability as of December 31, 2006	$18	$5	$23
Accruals	7	6	13
Cash paid	(12)	(8)	(20)

Remaining liability as of December 31, 2007	13	3	16
Accruals	14	1	15
Cash paid	(20)	(2)	(22)

Remaining liability as of December 31, 2008	$7	$2	$9

9.	GOODWILL AND INTANGIBLE ASSETS

TWC has a significant number of intangible assets, including customer relationships and cable franchises. Goodwill and intangible assets are tested annually for impairment during the fourth quarter, or earlier upon the occurrence of certain events or substantive changes in circumstances. The Company’s 2008 annual impairment analysis did not result in any goodwill impairments, but did result in a noncash pretax impairment on cable franchise rights of $14.822 billion as of December 31, 2008. The Company determined during its annual impairment reviews that no impairments existed as of December 31, 2007 or 2006, respectively.

A summary of changes in the Company’s goodwill for the years ended December 31, 2008 and 2007 is as follows (in millions):

Balance as of December 31, 2006	$2,059
Purchase price adjustments related to the Adelphia Acquisition and the Exchange	64
Other	(6)

Balance as of December 31, 2007	2,117
Other	(16)

Balance as of December 31, 2008	$2,101

As of December 31, 2007 and 2006, the Company’s intangible assets and related accumulated amortization consisted of the following (in millions):

	December 31, 2008			December 31, 2007
		Accumulated			Accumulated
	Gross	Amortization	Net	Gross	Amortization	Net

Intangible assets subject to amortization:
Customer relationships	$953	$(566)	$387	$954	$(330)	$624
Renewal of cable franchise and access rights	276	(175)	101	242	(153)	89
Other	38	(33)	5	38	(32)	6

Total	$1,267	$(774)	$493	$1,234	$(515)	$719

Intangible assets not subject to amortization:
Cable franchise rights	$25,476	$(1,385)	$24,091	$40,312	$(1,390)	$38,922
Other	3	—	3	3	—	3

Total	$25,479	$(1,385)	$24,094	$40,315	$(1,390)	$38,925

The Company recorded amortization expense of $262 million in 2008, $272 million in 2007 and $167 million in 2006. Based on the current amount of intangible assets subject to amortization, the estimated amortization expense is expected to be $262 million in 2009, $168 million in 2010, $19 million in 2011, $14 million in 2012 and $7 million in 2013. These amounts may vary as acquisitions and dispositions occur in the future.

TIME WARNER CABLE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

10.	INVESTMENTS AND JOINT VENTURES

The Company had investments of $895 million and $735 million as of December 31, 2008 and 2007, respectively. These investments are comprised almost entirely of equity-method investees.

As of December 31, 2008, investments accounted for using the equity method, and the respective ownership percentage held by TWC, primarily consisted of Clearwire LLC (as defined below) (3.8% owned) in which TWC invested $550 million in 2008, and SpectrumCo (as defined below), (27.8% owned) in which TWC invested an additional $3 million in 2008. During the fourth quarter of 2008, the Company recorded a noncash pretax impairment of $367 million on its investment in Clearwire LLC as a result of a significant decline in the estimated fair value of Clearwire, reflecting the Clearwire Corp stock price decline from May 2008, when TWC agreed to make its investment. As of December 31, 2008, the Company’s recorded investment for Clearwire LLC and SpectrumCo approximates the Company’s equity interests in the underlying net assets of these equity-method investments.

As of December 31, 2007, investments accounted for using the equity method, and the respective ownership percentage held by TWC, primarily consisted of SpectrumCo (27.8% owned) in which TWC invested $33 million in 2007.

Investment in Clearwire

In November 2008, TWC, Intel Corporation, Google Inc., Comcast Corporation (together with its subsidiaries, “Comcast”) and Bright House Networks, LLC collectively invested $3.2 billion in Clearwire Corporation, a wireless broadband communications company (“Clearwire Corp”), and one of its operating subsidiaries (“Clearwire LLC,” and, collectively with Clearwire Corp, “Clearwire”). TWC invested $550 million for membership interests in Clearwire LLC and received voting and board of director nomination rights in Clearwire Corp. Clearwire LLC was formed by the combination of Sprint Nextel Corporation’s (“Sprint”) and Clearwire Corp’s respective wireless broadband businesses and is focused on deploying the first nationwide fourth-generation wireless network to provide mobile broadband services to wholesale and retail customers. In connection with the transaction, TWC entered into a wholesale agreement with Sprint that allows TWC to offer wireless services utilizing Sprint’s second-generation and third-generation network and a wholesale agreement with Clearwire that will allow TWC to offer wireless services utilizing Clearwire’s mobile broadband wireless network. The Company allocated $20 million of its $550 million investment in Clearwire LLC to its rights under these agreements, which the Company believes represents the fair value of favorable pricing provisions contained in the agreements. Such assets are included in other assets in the consolidated balance sheet as of December 31, 2008 and will be amortized over the estimated lives of the agreements. The Company’s investment in Clearwire LLC is being accounted for under the equity method of accounting. The Company expects that Clearwire will incur losses in its early periods of operation.

SpectrumCo Joint Venture

TWC is a participant in a joint venture with certain other cable companies (“SpectrumCo”) that holds advanced wireless spectrum (“AWS”) licenses. Under certain circumstances, the members of SpectrumCo have the ability to exit the venture and receive from the venture, subject to certain limitations and adjustments, AWS licenses covering the areas in which they provide cable services. In January 2009, SpectrumCo redeemed the 10.9% interest held by an affiliate of Cox Communications, Inc. (“Cox”) and Cox received AWS licenses, principally covering areas in which Cox has cable services, and approximately $70 million in cash (of which TWC’s share was $22 million). Following the closing of the Cox transaction, SpectrumCo’s AWS licenses cover 20 MHz over 80% of the continental United States and Hawaii.

TIME WARNER CABLE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

TKCCP Joint Venture

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

11.	INCOME TAXES

TWC is not a separate taxable entity for U.S. federal and various state income tax purposes and its results are included in the consolidated U.S. federal and certain state income tax returns of Time Warner. The following income tax information has been prepared assuming TWC was a stand-alone taxpayer for all periods presented.

Current and deferred income taxes (tax benefits) provided on income from continuing operations are as follows (in millions):

	Year Ended December 31,
	2008	2007	2006

Federal:
Current	$(188)	$356	$324
Deferred	(3,636)	266	196
State:
Current	39	67	56
Deferred	(921)	51	44

Total	$(4,706)	$740	$620

The differences between income taxes (tax benefits) expected at the U.S. federal statutory income tax rate of 35% and income taxes (tax benefits) provided are as set forth below (in millions):

	Year Ended December 31,
	2008	2007	2006

Taxes (tax benefits) on income at U.S. federal statutory rate	$(4,218)	$652	$545
State and local taxes (tax benefits), net of federal tax effects	(574)	77	69
Other	86	11	6

Total	$(4,706)	$740	$620

TIME WARNER CABLE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Significant components of TWC’s deferred income tax liabilities, net, are as follows (in millions):

	December 31,
	2008	2007

Equity-based compensation	$161	$148
Investments	152	—
Other	449	423
Valuation allowances(a)	(76)	—

Deferred income tax assets	686	571

Cable franchise rights and customer relationships(b)	(5,886)	(11,573)
Fixed assets	(2,824)	(2,185)
Other	(13)	(13)

Deferred income tax liabilities	(8,723)	(13,771)

Deferred income tax liabilities, net(c)	$(8,037)	$(13,200)

(a)	The Company has recorded a valuation allowance for deferred tax assets associated with equity-method investments. The valuation allowance is based upon the Company’s assessment it is more likely than not that a portion of the deferred tax asset will not be realized.
(b)	Cable franchise rights and customer relationships is comprised of deferred tax assets (approximately $1.2 billion) where the tax basis exceeds the book basis as a result of the impairment recorded in 2008 that are expected to be realized as the Company receives tax deductions from the amortization, for tax purposes, of the intangible assets offset by deferred tax liabilities (approximately $7.0 billion) that are associated with intangible assets for which the book basis is greater than the tax basis.
(c)	Deferred income tax liabilities, net, includes current deferred income tax assets of $156 million and $91 million as of December 31, 2008 and 2007, respectively.

Accounting for Uncertainty in Income Taxes

On January 1, 2007, the Company adopted the provisions of FIN 48, which clarifies the accounting for uncertainty in income tax positions. This interpretation requires the Company to recognize in the consolidated financial statements those tax positions determined more likely than not to be sustained upon examination, based on the technical merits of the positions. Upon adoption, the Company recognized a $3 million reduction of previously recorded tax reserves, which was accounted for as an increase to the retained earnings balance as of January 1, 2007. After considering the impact of adopting FIN 48, the Company had a $17 million reserve for uncertain income tax positions, which includes an accrual for interest and penalties of $1 million, as of January 1, 2007.

The Company had a $27 million and $20 million reserve for uncertain income tax positions as of December 31, 2008 and 2007, respectively, which includes an accrual for interest and penalties of $5 million and $2 million, respectively. The Company’s policy is to recognize interest and penalties accrued on uncertain tax positions as part of the income tax provision. The income tax provision for the year ended December 31, 2008 and 2007 includes interest and penalties of $2 million and $1 million, respectively.

Changes in the Company’s uncertain income tax positions, excluding the related accrual for interest and penalties, from January 1 through December 31 are presented below (in millions):

	2008	2007

Beginning balance	$18	$16
Additions for prior year tax positions	3	—
Additions for current year tax positions	5	3
Reductions for prior year tax positions	(2)	(1)
Lapses in statute of limitations	(2)	—

Ending balance	$22	$18

The Company does not currently anticipate that its existing reserves related to uncertain income tax positions as of December 31, 2008 will significantly increase or decrease during the twelve-month period ending

TIME WARNER CABLE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2009; however, various events could cause the Company’s current expectations to change in the future. These uncertain tax positions, if ever recognized in the financial statements, would be recorded in the statement of operations as part of the income tax provision.

With few exceptions, periods ending after March 31, 2003 are subject to U.S., state and local income tax examinations by tax authorities.

12.	EQUITY-BASED COMPENSATION

Time Warner Equity Plans

Prior to 2007, Time Warner granted options to purchase Time Warner common stock and shares of Time Warner common stock (“restricted stock”) or restricted stock units (“RSUs”) under its equity plans (collectively, the “Time Warner Equity Awards”) to employees of TWC. TWC recognizes compensation expense for the fair value of such awards according to the provisions of FASB Statement No. 123 (revised 2004), Share-Based Payment. Time Warner has not granted Time Warner Equity Awards to employees of TWC since TWC Class A common stock began to trade publicly in March 2007. In addition, employees of Time Warner who become employed by TWC retain their Time Warner Equity Awards pursuant to their terms and TWC records equity-based compensation expense from the date of transfer through the end of the applicable vesting period. The stock options granted by Time Warner to employees of TWC were granted with exercise prices equal to, or in excess of, the fair market value of a share of Time Warner common stock at the date of grant. Generally, the stock options vest ratably over a four-year vesting period and expire ten years from the date of grant. The awards of restricted stock or RSUs generally vest between three to five years from the date of grant. Holders of Time Warner restricted stock and RSU awards are generally entitled to receive cash dividends or dividend equivalents, respectively, paid by Time Warner during the period of time that the restricted stock or RSU awards are unvested. Certain Time Warner stock options and RSU awards provide for accelerated vesting upon an election to retire pursuant to TWC’s defined benefit pension plans or a voluntary termination of employment after reaching a specified age and years of service.

Upon the exercise of a stock option, the vesting of a RSU award or the grant of restricted stock, shares of Time Warner common stock are issued from authorized but unissued shares or from treasury stock.

In connection with the Separation Transactions, and as provided for in Time Warner’s equity plans, the number of Time Warner stock options and RSUs outstanding at the Separation and the exercise prices of such stock options will be adjusted to maintain the fair value of those awards. The changes in the number of equity awards and the exercise prices will be determined by comparing the fair value of such awards immediately prior to the Separation Transactions to the fair value of such awards immediately after the Separation Transactions. In performing this analysis, the only assumptions that would change relate to the Time Warner stock price and the employee’s exercise price. The modifications to the outstanding equity awards will be made pursuant to existing antidilution provisions in Time Warner’s equity plans.

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

TIME WARNER CABLE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Time Warner Stock Options

The following table summarizes information about Time Warner stock options held by TWC employees that were outstanding as of December 31, 2008:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
	Number	Exercise	Contractual	Intrinsic
	of Options	Price	Life	Value
	(in thousands)		(in years)	(in thousands)

Outstanding as of December 31, 2007	53,033	$27.19
Transferred(a)	334	14.92
Exercised	(472)	10.43
Forfeited or expired	(3,901)	27.38

Outstanding as of December 31, 2008	48,994	27.39	3.92	$—

Exercisable as of December 31, 2008	43,795	28.56	3.56	$—

(a)	Transferred amounts represent outstanding Time Warner stock options held by employees of Time Warner who transferred to TWC during the year, net of Time Warner stock options held by employees of TWC who transferred to Time Warner during the year.

As of December 31, 2008, the number, weighted-average exercise price, aggregate intrinsic value and weighted-average remaining contractual term of Time Warner stock options vested and expected to vest approximate amounts for options outstanding. Total unrecognized compensation cost related to unvested Time Warner stock options as of December 31, 2008, without taking into account expected forfeitures, is $8 million and is expected to be recognized over a weighted-average period of one year.

The weighted-average fair value of a Time Warner stock option granted to TWC employees during the year was $4.47 ($2.68, net of tax) in 2006. The total intrinsic value of Time Warner stock options exercised during the year was $2 million in 2008, $24 million in 2007 and $16 million in 2006. The tax benefits realized from Time Warner stock options exercised during the year were $1 million in 2008, $10 million in 2007 and $6 million in 2006.

Upon exercise of Time Warner stock options, TWC is obligated to reimburse Time Warner for the excess of the market price of the stock on the day of exercise over the option price. TWC records a stock option distribution liability and a corresponding adjustment to shareholders’ equity with respect to unexercised Time Warner stock options. This liability will increase or decrease depending on the market price of Time Warner common stock and the number of Time Warner stock options held by TWC employees. This liability was $0 and $36 million as of December 31, 2008 and 2007, respectively, and is included in long-term payables to affiliated parties in the consolidated balance sheet. TWC reimbursed Time Warner $2 million in 2008, $24 million in 2007 and $16 million in 2006 in connection with the exercise of Time Warner stock options.

TIME WARNER CABLE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Time Warner Restricted Stock and Restricted Stock Units

The following table summarizes information about unvested Time Warner restricted stock and RSU awards held by TWC employees as of December 31, 2008:

		Weighted-
		Average
	Number of	Grant Date
	Shares/Units	Fair Value
	(in thousands)

Unvested as of December 31, 2007	518	$17.49
Transferred(a)	70	14.92
Vested	(86)	17.90
Forfeited	(19)	17.41

Unvested as of December 31, 2008	483	17.43

(a)	Transferred amounts represent unvested Time Warner restricted stock and RSU awards held by employees of Time Warner who transferred to TWC during the year, net of Time Warner restricted stock and RSU awards held by TWC employees who transferred to Time Warner during the year.

As of December 31, 2008, the intrinsic value of unvested Time Warner restricted stock and RSU awards held by TWC employees was $5 million. Total unrecognized compensation cost related to unvested Time Warner restricted stock and RSU awards held by TWC employees as of December 31, 2008, without taking into account expected forfeitures, is $2 million and is expected to be recognized over a weighted-average period of one year. The fair value of Time Warner restricted stock and RSU awards held by TWC employees that vested during the year was $2 million in 2008, $3 million in 2007 and $1 million in 2006.

For the year ended December 31, 2006, Time Warner granted 431,000 RSUs to TWC employees at a weighted-average grant date fair value of $17.40 per RSU.

TWC Equity Plan

The Time Warner Cable Inc. 2006 Stock Incentive Plan (the “2006 Plan”) provides for the issuance of up to 100 million shares of TWC Class A common stock to directors, employees and certain non-employee advisors of TWC. Stock options have been granted under the 2006 Plan with exercise prices equal to the fair market value of TWC Class A common stock at the date of grant. Generally, the stock options vest ratably over a four-year vesting period and expire ten years from the date of grant. Certain stock option awards provide for accelerated vesting upon an election to retire pursuant to TWC’s defined benefit pension plans or a voluntary termination of employment after reaching a specified age and years of service.

Pursuant to the 2006 Plan, the Company also granted RSU awards, which generally vest over a four-year period from the date of grant. RSU awards provide for accelerated vesting upon a termination of employment after reaching a specified age and years of service. Shares of TWC Class A common stock will generally be issued in connection with the vesting of an RSU. RSUs awarded to non-employee directors are not subject to vesting restrictions and the shares underlying the RSUs will be issued in connection with a director’s termination of service as a director. Holders of RSUs are generally entitled to receive dividend equivalents or retained distributions related to dividends paid by TWC.

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

TIME WARNER CABLE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

such awards immediately after the Special Dividend. The modifications to the outstanding equity awards will be made pursuant to existing antidilution provisions in TWC’s equity plans and related award agreements.

Other information pertaining to each category of TWC equity-based compensation appears below.

TWC Stock Options

The assumptions presented in the table below represent the weighted-average value of the applicable assumption used to value TWC stock options at their grant date for the years ended December 31, 2008 and 2007.

	Year Ended December 31,
	2008	2007

Expected volatility	30.0%	24.1%
Expected term to exercise from grant date	6.51 years	6.58 years
Risk-free rate	3.2%	4.7%
Expected dividend yield	0.0%	0.0%

The following table summarizes information about TWC stock options that were outstanding as of December 31, 2008:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
	Number	Exercise	Contractual	Intrinsic
	of Options	Price	Life	Value
	(in thousands)		(in years)	(in thousands)

Outstanding as of December 31, 2007	2,810	$36.98
Granted	4,922	27.46
Forfeited or expired	(351)	33.12

Outstanding as of December 31, 2008	7,381	30.81	8.81	$99

Exercisable as of December 31, 2008	710	36.80	7.74	$—

As of December 31, 2008, the number, weighted-average exercise price, aggregate intrinsic value and weighted-average remaining contractual term of TWC stock options vested and expected to vest approximate amounts for options outstanding. As of December 31, 2008, 79 million shares were available for future grants of TWC stock options. Total unrecognized compensation cost related to unvested TWC stock options as of December 31, 2008, without taking into account expected forfeitures, is $43 million and is expected to be recognized over a weighted-average period of three years.

The weighted-average fair value of a TWC stock option granted during the year was $10.21 ($6.13, net of tax) in 2008 and $13.30 ($7.98, net of tax) in 2007. No TWC stock options were exercised during the years ended December 31, 2008 and 2007.

During February 2009, TWC issued approximately 6.3 million options to employees under the 2006 Plan at a grant date fair value ranging from $7.06 to $7.22 per option.

TIME WARNER CABLE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

TWC Restricted Stock Units

The following table summarizes information about unvested TWC RSU awards as of December 31, 2008:

		Weighted-
		Average
	Number of	Grant Date
	Units	Fair Value
	(in thousands)

Unvested as of December 31, 2007	2,103	$36.98
Granted	2,980	27.45
Vested	(126)	32.94
Forfeited	(268)	32.81

Unvested as of December 31, 2008	4,689	31.26

As of December 31, 2008, the intrinsic value of unvested TWC RSU awards was $101 million. Total unrecognized compensation cost related to unvested TWC RSU awards as of December 31, 2008, without taking into account expected forfeitures, is $82 million and is expected to be recognized over a weighted-average period of three years. The fair value of TWC RSU awards that vested during the year was $4 million in 2008 and immaterial in 2007.

During February 2009, TWC issued approximately 3.5 million RSUs to employees under the 2006 Plan at a grant date fair value of $18.14 per RSU.

Equity-based Compensation Expense

Compensation expense recognized for Time Warner and TWC equity-based compensation plans for the years ended December 31, 2008, 2007 and 2006 is as follows (in millions):

	Year Ended December 31,
	2008	2007	2006

Time Warner Equity Plans:
Compensation cost recognized:
Stock options	$9	$15	$29
Restricted stock and restricted stock units	1	2	4

Total impact on Operating Income (Loss)	$10	$17	$33

Tax benefit recognized	$4	$7	$13

TWC Equity Plans:
Compensation cost recognized:
Stock options	$27	$14	$—
Restricted stock units	41	28	—

Total impact on Operating Income (Loss)	$68	$42	$—

Tax benefit recognized	$27	$17	$—

13.	EMPLOYEE BENEFIT PLANS

Defined Benefit Plans

The Company participates in various funded and unfunded noncontributory defined benefit pension plans administered by Time Warner through October 31, 2008 and by the Company thereafter. Pension benefits are based on formulas that reflect the employees’ years of service and compensation during their employment period. TWC

TIME WARNER CABLE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

uses a December 31 measurement date for its plans. A summary of activity for the defined benefit pension plans is as follows (in millions):

	December 31,
	2008	2007

Change in Benefit Obligation:
Projected benefit obligation, beginning of year	$1,220	$1,042
Service cost	96	75
Interest cost	79	68
Actuarial (gain) loss	(57)	38
Benefits paid	(21)	(21)
Plan amendment	1	—
Remeasurement impact of the Adelphia/Comcast Transactions(a)	—	18

Projected benefit obligation, end of year	$1,318	$1,220

Accumulated benefit obligation, end of year	$1,090	$1,001

Change in Plan Assets:
Fair value of plan assets, beginning of year	$1,187	$1,142
Actual return on plan assets	(455)	65
Employer contributions	402	1
Benefits paid	(21)	(21)

Fair value of plan assets, end of year	$1,113	$1,187

Funded Status:
Fair value of plan assets	$1,113	$1,187
Projected benefit obligation	1,318	1,220

Funded status, amount recognized	$(205)	$(33)

(a)	On August 1, 2007, the former employees of Adelphia and Comcast who became employees of TWC became eligible to participate in the defined benefit pension plans, which resulted in a remeasurement of those plans as of that date.

Amounts recognized in the consolidated balance sheet consisted of (in millions):

	December 31,
	2008	2007

Noncurrent asset	$—	$4
Current liability	(11)	(2)
Noncurrent liability	(194)	(35)

	$(205)	$(33)

Accumulated other comprehensive loss:
Net actuarial loss	$768	$287
Prior service cost	1	—

	$769	$287

TIME WARNER CABLE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Included in the change in benefit obligation table above are the following projected benefit obligations, accumulated benefit obligations and fair value of plan assets at the end of the year for the funded and unfunded defined benefit pension plans (in millions):

	Funded Plans		Unfunded Plan
	December 31,		December 31,
	2008	2007	2008	2007

Projected benefit obligation	$1,276	$1,183	$42	$37
Accumulated benefit obligation	1,045	961	45	40
Fair value of plan assets	1,113	1,187	—	—

The components of net periodic benefit costs from continuing operations are as follows (in millions):

	Year Ended December 31,
	2008	2007	2006

Service cost	$96	$75	$63
Interest cost	79	68	58
Expected return on plan assets	(102)	(90)	(73)
Amounts amortized	18	11	29

Net periodic benefit costs	$91	$64	$77

The estimated amounts that will be amortized from accumulated other comprehensive income (loss) into net periodic benefit cost in 2009 include an actuarial loss of $63 million.

In addition, certain employees of TWC participate in multi-employer pension plans, not included in the net periodic costs above, for which the expense was $31 million in 2008, $28 million in 2007 and $24 million in 2006.

Weighted-average assumptions used to determine benefit obligations at December 31, 2008, 2007 and 2006 are as follows:

	Year Ended December 31,
	2008	2007	2006

Discount rate	6.17%	6.00%	6.00%
Rate of compensation increase	4.00%	4.50%	4.50%

Weighted-average assumptions used to determine net periodic benefit cost for the years ended December 31, 2008, 2007 and 2006 are as follows:

	Year Ended December 31,
	2008	2007		2006

Discount rate	6.00%	6.00%(a	)	5.75%
Expected long-term return on plan assets	8.00%	8.00%		8.00%
Rate of compensation increase	4.50%	4.50%		4.50%

(a)	Due to the Adelphia/Comcast Transactions, the pension plans were remeasured on August 1, 2007 using a discount rate of 6.25%.

The discount rate for the plan years ended December 31, 2007 and 2006 was determined by comparison against the Moody’s Aa Corporate Index rate, adjusted for coupon frequency and duration of the obligation, consistent with prior periods. The resulting discount rate was supported by periodic matching of plan liability cash flows to a pension yield curve constructed of a large population of high-quality corporate bonds. Effective for the plan year ending on December 31, 2008, the Company refined the discount rate determination process to rely on the matching of plan liability cash flows to a pension yield curve constructed of a large population of high-quality corporate bonds, without comparison against the Moody’s Aa Corporate Index rate. A decrease in the discount rate of 25 basis

TIME WARNER CABLE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

points, from 6.00% to 5.75%, while holding all other assumptions constant, would have resulted in an increase in the Company’s pension expense of approximately $13 million in 2008.

In developing the expected long-term rate of return on assets, the Company considered the pension portfolio’s composition, past average rate of earnings and discussions with portfolio managers. The expected long-term rate of return is based on an asset allocation assumption of 75% equity securities and 25% fixed-income securities. A decrease in the expected long-term rate of return of 25 basis points, from 8.00% to 7.75%, while holding all other assumptions constant, would have resulted in an increase in the Company’s pension expense of approximately $3 million in 2008.

Effective October 31, 2008, the assets of the TWC defined benefit pension plans held in a master trust with the plan assets of other Time Warner defined benefit pension plans (the “Time Warner Master Trust”), were transferred to a new master trust established to hold the assets of the TWC defined benefit pension plans (the “TWC Master Trust”).

The Company’s investment policy for its defined benefit pension plans is to maximize the long-term rate of return on plan assets within an acceptable level of risk while maintaining adequate funding levels. The Company’s current broad long-term strategic targets are to have a pension-assets portfolio comprised of 75% equity securities and 25% fixed-income securities, both within a target range of +/— five percentage points. Within equity securities, the Company’s objective is to achieve asset diversity in order to increase return and reduce volatility. The Company has asset allocation policy target ranges for growth and value U.S. equity securities; large, mid, and small capitalization U.S. equity securities; international equity securities; and alternative investments.

As of December 31, 2008, the TWC Master Trust’s assets included 1.7 million shares of Time Warner common stock in the amount of $17 million (approximately 2% of total plan assets held in the TWC Master Trust). The TWC Master Trust’s weighted-average asset allocation by asset category as of December 31, 2008 is as follows: 49% equity securities, 23% fixed-income securities, 25% cash and equivalents and 3% other investments. The actual asset allocation as of December 31, 2008 differs from the broad long-term strategic target allocation primarily due to contributions made in late 2008 that will be invested in 2009. As of December 31, 2007, the Time Warner Master Trust’s assets included 4.4 million shares of Time Warner common stock in the amount of $73 million (approximately 2% of total plan assets held in the Time Warner Master Trust). The Time Warner Master Trust’s weighted-average asset allocation by asset category as of December 31, 2007 was as follows: 74% equity securities, 21% fixed-income securities, 4% cash and equivalents and 1% other investments. A portion of the fixed-income securities allocation is reserved in short-term cash investments to provide for expected pension benefits to be paid in the short term.

The Company continuously monitors the performance of the overall pension-assets portfolio, asset-allocation policies, and the performance of individual pension-asset managers and makes adjustments and changes, as required. Every five years, or more frequently if appropriate, the Company conducts a broad strategic review of its portfolio construction and asset allocation policies. The Company does not manage any assets internally, does not have any passive investments in index funds, and does not directly utilize futures, options, or other derivative instruments or hedging with regards to the defined benefit pension plans; however, the investment mandate of some pension-assets managers allows the use of derivatives as components of their standard portfolio-management strategies.

After considering the funded status of the Company’s defined benefit pension plans, movements in the discount rate, investment performance and related tax consequences, the Company may choose to make contributions to its pension plans in any given year. As of December 31, 2008, there were no minimum required contributions for the Company’s funded plans. The Company made $400 million of discretionary cash contributions to its funded defined benefit pension plans during the year ended December 31, 2008, and subject to market conditions and other considerations, the Company expects to make additional discretionary cash contributions of at least $150 million to its defined benefit pension plans during 2009. For the Company’s unfunded plan, contributions

TIME WARNER CABLE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

will continue to be made to the extent benefits are paid. Benefit payments for the unfunded plan are expected to be $11 million in 2009.

Benefit payments for the Company’s defined benefit pension plans, including the unfunded plan previously discussed, are expected to be $30 million in 2009, $26 million in 2010, $30 million in 2011, $33 million in 2012, $41 million in 2013 and $310 million in 2014 to 2018.

Defined Contribution Plans

TWC employees also participate in a defined contribution plan, the TWC Savings Plan, for which the expense for employer matching contributions totaled $63 million in 2008, $59 million in 2007 and $47 million in 2006. The Company’s contributions to the TWC Savings Plan are primarily based on a percentage of the employees’ elected contributions and are subject to plan provisions.

TIME WARNER CABLE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

14.	RELATED PARTIES

In the normal course of conducting its business, the Company has various transactions with Time Warner, affiliates and subsidiaries of Time Warner, Comcast and the equity-method investees of TWC. Effective August 1, 2006, as a result of the completion of the Redemptions, Comcast is no longer a related party. Upon completion of the Separation, Time Warner and its affiliates will no longer be related parties to TWC. A summary of these transactions is as follows for the years ended December 31, 2008, 2007 and 2006 (in millions):

	Year Ended December 31,
	2008	2007	2006

Revenues:
Advertising	$24	$11	$9
AOL broadband subscriptions	4	8	19
Road Runner revenues from TWC’s unconsolidated cable television systems joint ventures(a)	—	—	65
Other	1	1	1

Total	$29	$20	$94

Costs of revenues:
Programming services provided by subsidiaries of Time Warner and affiliates	$(1,033)	$(1,004)	$(718)
Programming services provided by affiliates of Comcast	—	—	(29)
Connectivity services provided by subsidiaries of Time Warner and affiliates	(1)	(4)	(39)
Other costs charged by subsidiaries of Time Warner and affiliates	—	(4)	(33)
Other costs charged by equity investees	(20)	(12)	(11)

Total	$(1,054)	$(1,024)	$(830)

Selling, general and administrative expenses:
Management fee income from unconsolidated cable television system joint ventures(a)	$—	$—	$28
Fees paid to Time Warner for reimbursement of certain administrative support functions and related overhead costs	(21)	(14)	(13)
Transactions with subsidiaries of Time Warner and affiliates	(1)	(2)	(6)

Total	$(22)	$(16)	$9

Interest expense, net:
Interest income on amounts receivable from unconsolidated cable television system joint ventures(a)	$—	$—	$39
Interest expense paid to Time Warner(b)	—	—	(112)

Total	$—	$—	$(73)

(a)	Amounts represent transactions with TKCCP, an equity-method investee, prior to the distribution of its assets on January 1, 2007. Refer to Note 10 for further details regarding the dissolution of TKCCP.
(b)	Amounts represent interest paid to ATC, a subsidiary of Time Warner, in connection with its $2.4 billion mandatorily redeemable preferred equity interest in TWE, which ATC contributed to TW NY, a subsidiary of TWC, in connection with the Adelphia/Comcast Transactions on July 28, 2006. Refer to Note 5 for further details.

TIME WARNER CABLE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Reimbursements of Programming Expense

A subsidiary of Time Warner previously agreed to assume a portion of the cost of TWC’s contractual carriage arrangements with a programmer in order to secure other forms of content from the same programmer over time periods consistent with the terms of the respective TWC carriage contract. The amount assumed represented Time Warner’s best estimate of the fair value of the other content acquired by the Time Warner subsidiary at the time the agreements were executed. Under this arrangement, the Time Warner subsidiary makes periodic payments to TWC that are classified as a reduction of programming costs in the consolidated statement of operations. Payments received or receivable under this agreement totaled $39 million in 2008, $35 million in 2007 and $36 million in 2006.

15.	SHAREHOLDERS’ EQUITY

TWC is authorized to issue up to 20 billion shares of Class A common stock, par value $0.01 per share, and 5 billion shares of Class B common stock, par value $0.01 per share. As of December 31, 2008, 902 million shares of Class A common stock and 75 million shares of Class B common stock were issued and outstanding. TWC is also authorized to issue up to 1 billion shares of preferred stock, par value $0.01 per share; however, no preferred shares have been issued, nor does the Company have any current plans to issue any preferred shares.

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

As of December 31, 2008, Time Warner holds an 84.0% economic interest TWC (representing a 90.6% voting interest), through ownership of 82.7% of TWC’s Class A common stock and all of the outstanding shares of TWC’s Class B common stock. Refer to Note 4 for discussion pertaining to TWC’s pending separation from Time Warner.

16.	COMMITMENTS AND CONTINGENCIES

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

TWC has cable franchise agreements containing provisions requiring the construction of cable plant and the provision of services to customers within the franchise areas. In connection with these obligations under existing franchise agreements, TWC obtains surety bonds or letters of credit guaranteeing performance to municipalities and public utilities and payment of insurance premiums. Such surety bonds and letters of credit as of December 31, 2008 and 2007 totaled $288 million and $299 million, respectively. Payments under these arrangements are required only in the event of nonperformance. TWC does not expect that these contingent commitments will result in any amounts being paid in the foreseeable future.

TIME WARNER CABLE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The following table summarizes the Company’s aggregate contractual obligations as of December 31, 2008, excluding obligations related to long-term debt and preferred equity that are discussed in Note 7, and the estimated timing and effect that such obligations are expected to have on the Company’s liquidity and cash flows in future periods.

		2010-	2012-	2014 and
	2009	2011	2013	thereafter	Total
	(in millions)

Programming purchases(a)	$3,098	$5,076	$2,933	$527	$11,634
Facility leases(b)	110	199	159	385	853
Data processing services	48	96	44	—	188
High-speed data connectivity(c)	40	21	7	35	103
Digital Phone connectivity(d)	453	704	280	1	1,438
Set-top box and modem purchases	175	—	—	—	175
Other	146	22	14	81	263

Total	$4,070	$6,118	$3,437	$1,029	$14,654

(a)	Programming purchases represent contracts that the Company has with cable television networks and broadcast stations to provide programming services to its subscribers. Typically, these arrangements provide that the Company purchase cable television and broadcast programming for a certain number of subscribers as long as the Company is providing video services to such number of subscribers. There is generally no obligation to purchase these services if the Company is not providing video services. Programming fees represent a significant portion of its costs of revenues. Future fees under such contracts are based on numerous variables, including number and type of customers. The amounts included above represent estimates of future programming costs based on subscriber numbers as of December 31, 2008 applied to the per-subscriber contractual rates contained in the contracts that were in effect as of December 31, 2008, for which the Company does not have the right to cancel the contract or for contracts with a guaranteed minimum commitment.
(b)	The Company has facility lease obligations under various operating leases including minimum lease obligations for real estate and operating equipment.
(c)	High-speed data connectivity obligations are based on the contractual terms for bandwidth circuits that were in use as of December 31, 2008.
(d)	Digital Phone connectivity obligations relate to transport, switching and interconnection services that allow for the origination and termination of local and long-distance telephony traffic. These expenses also include related technical support services. There is generally no obligation to purchase these services if the Company is not providing Digital Phone service. The amounts included above are based on the number of Digital Phone subscribers as of December 31, 2008 and the per-subscriber contractual rates contained in the contracts that were in effect as of December 31, 2008.

The Company’s total rent expense, which primarily includes facility rental expense and pole attachment rental fees, amounted to $190 million in 2008, $182 million in 2007 and $149 million in 2006.

Minimum pension funding requirements have not been presented, as such amounts have not been determined beyond 2008. The Company did not have a required minimum pension contribution obligation for its funded defined benefit pension plans in 2008; however, the Company made discretionary cash contributions of $400 million to these plans and expects to contribute at least $150 million to these plans in 2009.

Legal Proceedings

On September 20, 2007, Brantley, et al. v. NBC Universal, Inc., et al. was filed in the U.S. District Court for the Central District of California against the Company and Time Warner. The complaint, which also named as defendants several other programming content providers (collectively, the “programmer defendants”) as well as

TIME WARNER CABLE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

other cable and satellite providers (collectively, the “distributor defendants”), alleged violations of Sections 1 and 2 of the Sherman Antitrust Act. Among other things, the complaint alleged coordination between and among the programmer defendants to sell and/or license programming on a “bundled” basis to the distributor defendants, who in turn purportedly offer that programming to subscribers in packaged tiers, rather than on a per channel (or “à la carte”) basis. Plaintiffs, who seek to represent a purported nationwide class of cable and satellite subscribers, demand, among other things, unspecified treble monetary damages and an injunction to compel the offering of channels to subscribers on an “à la carte” basis. On December 3, 2007, plaintiffs filed an amended complaint in this action (the “First Amended Complaint”) that, among other things, dropped the Section 2 claims and all allegations of horizontal coordination. On December 21, 2007, the programmer defendants, including Time Warner, and the distributor defendants, including TWC, filed motions to dismiss the First Amended Complaint. On March 10, 2008, the court granted these motions, dismissing the First Amended Complaint with leave to amend. On March 20, 2008, plaintiffs filed a second amended complaint (the “Second Amended Complaint”) that modified certain aspects of the First Amended Complaint in an attempt to address the deficiencies noted by the court in its prior dismissal order. On April 22, 2008, the programmer defendants, including Time Warner, and the distributor defendants, including the Company, filed motions to dismiss the Second Amended Complaint, which motions were denied by the court on June 25, 2008. On July 14, 2008, the programmer defendants and the distributor defendants filed motions requesting the court to certify its June 25, 2008 order for interlocutory appeal to the U.S. Court of Appeals for the Ninth Circuit, which motions were denied by the district court on August 4, 2008. On November 14, 2008, Time Warner was dismissed as a programmer defendant, and Turner Broadcasting System, Inc. was substituted in its place. The Company intends to defend against this lawsuit vigorously.

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

Certain Patent Litigation

On September 1, 2006, Ronald A. Katz Technology Licensing, L.P. (“Katz”) filed a complaint in the U.S. District Court for the District of Delaware alleging that TWC and several other cable operators, among

TIME WARNER CABLE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

other defendants, infringe a number of patents purportedly relating to the Company’s customer call center operations and/or voicemail services. The plaintiff is seeking unspecified monetary damages as well as injunctive relief. On March 20, 2007, this case, together with other lawsuits filed by Katz, was made subject to a Multidistrict Litigation (“MDL”) Order transferring the case for pretrial proceedings to the U.S. District Court for the Central District of California. In April 2008, TWC and other defendants filed “common” motions for summary judgment, which argued, among other things, that a number of claims in the patents at issue are invalid under Sections 112 and 103 of the Patent Act. On June 19 and August 4, 2008, the court issued orders granting, in part, and denying, in part, those motions. Defendants filed additional “individual” motions for summary judgment in August 2008, which argued, among other things, that defendants’ respective products do not infringe the surviving claims in plaintiff’s patents. Those motions have been fully briefed, but no decision has been reached. The Company intends to defend against this lawsuit vigorously.

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

TIME WARNER CABLE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

17.	ADDITIONAL FINANCIAL INFORMATION

Other Cash Flow Information

Additional financial information with respect to cash (payments) and receipts is as follows (in millions):

	Year Ended December 31,
	2008	2007	2006

Cash paid for interest	$(745)	$(855)	$(667)
Interest income received	38	10	5

Cash paid for interest, net	$(707)	$(845)	$(662)

Cash paid for income taxes	$(40)	$(298)	$(478)
Cash refunds of income taxes	4	6	4

Cash paid for income taxes, net	$(36)	$(292)	$(474)

Noncash financing activities for the year ended December 31, 2007 included TWC’s 50% equity interest in the Houston Pool of TKCCP, valued at $880 million, delivered as the purchase price for Comcast’s 50% equity interest in the Kansas City Pool of TKCCP.

Noncash financing and investing activities for the year ended December 31, 2006 included shares of TWC’s common stock, valued at approximately $5.5 billion, delivered as part of the purchase price for the assets acquired in the Adelphia Acquisition; mandatorily redeemable preferred equity, valued at $2.4 billion, contributed by ATC to TW NY in connection with the TWE Redemption; Urban Cable, with a fair value of $190 million, transferred as part of the Exchange; and cable systems with a fair value of approximately $3.1 billion transferred by TWC in the Redemptions.

Interest Expense, Net

Interest expense, net consists of (in millions):

	Year Ended December 31,
	2008	2007	2006

Interest income	$38	$13	$44
Interest expense	(961)	(907)	(690)

Total interest expense, net	$(923)	$(894)	$(646)

Other Current Liabilities

Other current liabilities consists of (in millions):

	December 31,
	2008	2007

Accrued interest	$368	$193
Accrued compensation and benefits	297	310
Accrued franchise fees	181	169
Accrued insurance	139	133
Accrued sales and other taxes	128	127
Accrued advertising and marketing support	88	71
Other accrued expenses	231	234

Total other current liabilities	$1,432	$1,237

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

Management conducted an evaluation of the effectiveness of the Company’s system of internal control over financial reporting as of December 31, 2008 based on the framework set forth in “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its evaluation, management concluded that, as of December 31, 2008, the Company’s internal control over financial reporting is effective based on the specified criteria.

The Company’s internal control over financial reporting has been audited by the Company’s independent auditor, Ernst & Young LLP, a registered public accounting firm, as stated in their report at page 138 herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and
Shareholders of Time Warner Cable Inc.

We have audited the accompanying consolidated balance sheet of Time Warner Cable Inc. (the “Company”) as of December 31, 2008 and 2007, and the related consolidated statements of operations, cash flows and shareholders’ equity for each of the three years in the period ended December 31, 2008. Our audits also included the Supplementary Information and Financial Statement Schedule II listed in the index at Item 15(a). These financial statements, supplementary information and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements, supplementary information and financial statement schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Time Warner Cable Inc. at December 31, 2008 and 2007, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related supplementary information and financial statement schedule, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

As of January 1, 2007, the Company adopted the provisions of Emerging Issues Task Force Issue No. 06-2, Accounting for Sabbatical Leave and Other Similar Benefits, and Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Time Warner Cable Inc.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 19, 2009 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Charlotte, North Carolina
February 19, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and
Shareholders of Time Warner Cable Inc.

We have audited Time Warner Cable Inc.’s (the “Company”) internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). The Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Time Warner Cable Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Time Warner Cable Inc. as of December 31, 2008 and 2007, and the related consolidated statements of operations, cash flows and shareholders’ equity for each of the three years in the period ended December 31, 2008 of Time Warner Cable Inc. and our report dated February 19, 2009 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Charlotte, North Carolina
February 19, 2009

TIME WARNER CABLE INC.
SELECTED FINANCIAL INFORMATION

The selected financial information set forth below for each of the three years in the period ended December 31, 2008 has been derived from and should be read in conjunction with the audited financial statements and other financial information presented elsewhere herein. The selected financial information set forth below for the years ended December 31, 2005 and 2004 has been derived from audited financial statements not included herein. Capitalized terms are as defined and described in the consolidated financial statements or elsewhere herein.

	Year Ended December 31,
	2008	2007	2006	2005	2004
	(in millions, except per share data)

Selected Operating Statement Information:(a)
Revenues:
Video	$10,524	$10,165	$7,632	$6,044	$5,706
High-speed data	4,159	3,730	2,756	1,997	1,642
Voice	1,619	1,193	715	272	29
Advertising	898	867	664	499	484

Total revenues	17,200	15,955	11,767	8,812	7,861
Total costs and expenses(b)	28,982	13,189	9,588	7,026	6,307

Operating Income (Loss)(b)	(11,782)	2,766	2,179	1,786	1,554
Interest expense, net	(923)	(894)	(646)	(464)	(465)
Income from equity investments, net	16	11	129	43	41
Minority interest income (expense), net	1,022	(165)	(108)	(64)	(56)
Other income (expense), net(c)	(383)	145	2	1	11

Income (loss) from continuing operations before income taxes	(12,050)	1,863	1,556	1,302	1,085
Income tax benefit (provision)	4,706	(740)	(620)	(153)	(454)

Income (loss) from continuing operations	(7,344)	1,123	936	1,149	631
Discontinued operations, net of tax	—	—	1,038	104	95
Cumulative effect of accounting change, net of tax(d)	—	—	2	—	—

Net income (loss)	$(7,344)	$1,123	$1,976	$1,253	$726

Per share of common stock:
Basic income (loss) per common share from continuing operations	$(7.52)	$1.15	$0.95	$1.15	$0.63
Discontinued operations	—	—	1.05	0.10	0.10
Cumulative effect of accounting change	—	—	—	—	—

Basic net income (loss) per common share	$(7.52)	$1.15	$2.00	$1.25	$0.73

Diluted income (loss) per common share from continuing operations	$(7.52)	$1.15	$0.95	$1.15	$0.63
Discontinued operations	—	—	1.05	0.10	0.10
Cumulative effect of accounting change	—	—	—	—	—

Diluted net income (loss) per common share	$(7.52)	$1.15	$2.00	$1.25	$0.73

Average common shares:
Basic	977.0	976.9	990.4	1,000.0	1,000.0

Diluted	977.0	977.2	990.4	1,000.0	1,000.0

	December 31,
	2008	2007	2006	2005	2004
	(in millions)

Selected Balance Sheet Information:(a)
Cash and equivalents	$5,449	$232	$51	$12	$102
Total assets	47,889	56,600	55,821	43,724	43,189
Total debt and preferred equity	18,028	13,877	14,732	6,863	7,299
Cash dividends declared per common share	—	—	—	—	—

(a)	The following items impact the comparability of results from period to period: (i) on January 1, 2007, TWC began consolidating the results of the Kansas City Pool it received upon the distribution of the assets of TKCCP, which previously was accounted for as an equity-method investee and (ii) on July 31, 2006, a subsidiary of TWC and Comcast completed the Adelphia/Comcast Transactions.
(b)	Total costs and expenses and Operating Income (Loss) in 2008 includes a $14.822 billion impairment on cable franchise rights as a result of the Company’s annual impairment testing and a $58 million loss on the sale of cable systems. Total costs and expenses and Operating Income (Loss) also include restructuring costs of $15 million in 2008 and merger-related and restructuring costs of $23 million in 2007, $56 million in 2006 and $42 million in 2005 (none in 2004).
(c)	Other income (expense), net, in 2008 includes pretax impairments on equity-method investments totaling $375 million, primarily consisting of a $367 million impairment on the Company’s investment in Clearwire LLC, $17 million of direct transaction costs (e.g., legal and professional fees) related to the Separation, and a pretax gain of $9 million recorded on the sale of a cost-method investment. Other income (expense), net, in 2007 includes a pretax gain of $146 million related to the sale of TWC’s 50% equity interest in the Houston Pool of TKCCP.
(d)	Cumulative effect of accounting change, net of tax, includes a benefit of $2 million in 2006 related to the cumulative effect of a change in accounting principle in connection with the adoption of FAS 123R.

TIME WARNER CABLE INC.
QUARTERLY FINANCIAL INFORMATION
(Unaudited)

	Quarters Ended
	March 31,	June 30,	September, 30	December 31,
	(in millions, except per share data)

2008(a)
Revenues:
Subscription	$3,963	$4,065	$4,116	$4,158
Advertising	197	233	224	244

Total revenues	4,160	4,298	4,340	4,402
Operating Income (Loss)	636	738	788	(13,944)
Net income (loss)	242	277	301	(8,164)
Basic and diluted net income (loss) per common share	0.25	0.28	0.31	(8.36)
Cash provided by operating activities	1,186	1,349	1,329	1,436
Common stock—high	28.12	31.56	29.96	26.26
Common stock—low	21.95	25.31	23.40	16.30
2007(a)
Revenues:
Subscription	$3,662	$3,788	$3,780	$3,858
Advertising	189	226	221	231

Total revenues	3,851	4,014	4,001	4,089
Operating Income	579	711	681	795
Net income	276	272	248	327
Basic and diluted net income per common share	0.28	0.28	0.25	0.33
Cash provided by operating activities	1,006	1,198	1,049	1,310
Common stock—high	39.01	40.03	42.11	33.74
Common stock—low	35.93	36.10	30.77	23.60

(a)	Per common share amounts for the quarters and full years have each been calculated separately. Accordingly, quarterly amounts may not sum to the annual amounts because of differences in the weighted-average common shares outstanding during each period.

TIME WARNER CABLE INC.
SUPPLEMENTARY INFORMATION
CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

Time Warner Entertainment Company, L.P. (“TWE”) and TW NY Cable Holding Inc. (“TW NY” and, together with TWE, the “Guarantor Subsidiaries”) are subsidiaries of Time Warner Cable Inc. (the “Parent Company”). The Guarantor Subsidiaries have fully and unconditionally, jointly and severally, directly or indirectly, guaranteed the debt issued by the Parent Company in its 2007 registered exchange offer and its 2008 public offerings. The Parent Company owns 100% of the voting interests, directly or indirectly, of both TWE and TW NY.

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

TIME WARNER CABLE INC.
SUPPLEMENTARY INFORMATION
CONDENSED CONSOLIDATING FINANCIAL STATEMENTS—(Continued)

Consolidating Balance Sheet
December 31, 2008

			Non-
	Parent	Guarantor	Guarantor		TWC
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(in millions)

ASSETS
Current assets:
Cash and equivalents(a)	$5,395	$5,204	$—	$(5,150)	$5,449
Receivables, net	6	183	503	—	692
Receivables from affiliated parties	1,161	3	569	(1,572)	161
Deferred income tax assets	156	108	108	(216)	156
Prepaid expenses and other current assets	113	44	44	—	201

Total current assets	6,831	5,542	1,224	(6,938)	6,659
Investments in and amounts due to (from) consolidated subsidiaries	39,117	16,023	8,147	(63,287)	—
Investments	20	12	863	—	895
Property, plant and equipment, net	—	3,468	10,069	—	13,537
Intangible assets subject to amortization, net	—	6	487	—	493
Intangible assets not subject to amortization	—	5,417	18,677	—	24,094
Goodwill	4	3	2,094	—	2,101
Other assets	72	4	34	—	110

Total assets	$46,044	$30,475	$41,595	$(70,225)	$47,889

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2	$110	$434	$—	$546
Deferred revenue and subscriber-related liabilities	—	40	116	—	156
Payables to affiliated parties	—	634	1,147	(1,572)	209
Accrued programming expense	—	324	206	—	530
Other current liabilities	352	520	560	—	1,432

Total current liabilities	354	1,628	2,463	(1,572)	2,873
Long-term debt	15,001	2,726	—	—	17,727
Mandatorily redeemable preferred membership units issued by a subsidiary	—	—	300	—	300
Mandatorily redeemable preferred equity issued by a subsidiary	—	2,400	—	(2,400)	—
Deferred income tax liabilities, net	8,149	3,799	3,780	(7,535)	8,193
Long-term payables to affiliated parties	5,150	576	8,702	(14,428)	—
Other liabilities	226	115	181	—	522
Minority interests	—	2,311	—	(1,201)	1,110
Shareholders’ equity:
Due to (from) TWC and subsidiaries	—	1,733	(209)	(1,524)	—
Other shareholders’ equity	17,164	15,187	26,378	(41,565)	17,164

Total shareholders’ equity	17,164	16,920	26,169	(43,089)	17,164

Total liabilities and shareholders’ equity	$46,044	$30,475	$41,595	$(70,225)	$47,889

(a)	Cash and equivalents at the Guarantor Subsidiaries primarily represents TWE’s intercompany amounts receivable from TWC under TWC’s internal investment program. Amounts bear interest at TWC’s prevailing commercial paper rates minus 0.025% and are settled daily.

TIME WARNER CABLE INC.
SUPPLEMENTARY INFORMATION
CONDENSED CONSOLIDATING FINANCIAL STATEMENTS—(Continued)

Consolidating Balance Sheet
December 31, 2007

			Non-
	Parent	Guarantor	Guarantor		TWC
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(in millions)

ASSETS
Current assets:
Cash and equivalents(a)	$185	$3,458	$—	$(3,411)	$232
Receivables, net	—	171	572	—	743
Receivables from affiliated parties	719	2	359	(1,078)	2
Deferred income tax assets	91	52	52	(104)	91
Prepaid expenses and other current assets	5	40	50	—	95

Total current assets	1,000	3,723	1,033	(4,593)	1,163
Investments in and amounts due to (from) consolidated subsidiaries	50,704	23,223	9,752	(83,679)	—
Investments	13	38	684	—	735
Property, plant and equipment, net	—	3,268	9,605	—	12,873
Intangible assets subject to amortization, net	—	6	713	—	719
Intangible assets not subject to amortization	—	8,150	30,775	—	38,925
Goodwill	4	3	2,110	—	2,117
Other assets	35	4	29	—	68

Total assets	$51,756	$38,415	$54,701	$(88,272)	$56,600

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$—	$41	$376	$—	$417
Deferred revenue and subscriber-related liabilities	—	59	105	—	164
Payables to affiliated parties	30	408	844	(1,078)	204
Accrued programming expense	—	308	201	—	509
Other current liabilities	82	569	586	—	1,237
Current liabilities of discontinued operations	—	3	2	—	5

Total current liabilities	112	1,388	2,114	(1,078)	2,536
Long-term debt	10,240	3,337	—	—	13,577
Mandatorily redeemable preferred membership units issued by a subsidiary	—	—	300	—	300
Mandatorily redeemable preferred equity issued by a subsidiary	—	2,400	—	(2,400)	—
Deferred income tax liabilities, net	13,244	7,008	7,008	(13,969)	13,291
Long-term payables to affiliated parties	3,411	416	8,704	(12,495)	36
Other liabilities	43	180	207	—	430
Minority interests	—	3,116	—	(1,392)	1,724
Shareholders’ equity:
Due to (from) TWC and subsidiaries	—	450	(350)	(100)	—
Other shareholders’ equity	24,706	20,120	36,718	(56,838)	24,706

Total shareholders’ equity	24,706	20,570	36,368	(56,938)	24,706

Total liabilities and shareholders’ equity	$51,756	$38,415	$54,701	$(88,272)	$56,600

(a)	Cash and equivalents at the Guarantor Subsidiaries primarily represents TWE’s intercompany amounts receivable from TWC under TWC’s internal investment program. Amounts bear interest at TWC’s prevailing commercial paper rates minus 0.025% and are settled daily.

TIME WARNER CABLE INC.
SUPPLEMENTARY INFORMATION
CONDENSED CONSOLIDATING FINANCIAL STATEMENTS—(Continued)

Consolidating Statement of Operations
Year Ended December 31, 2008

			Non-
	Parent	Guarantor	Guarantor		TWC
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(in millions)

Revenues	$—	$3,324	$14,050	$(174)	$17,200

Costs of revenues	—	1,783	6,536	(174)	8,145
Selling, general and administrative	—	425	2,429	—	2,854
Depreciation	—	664	2,162	—	2,826
Amortization	—	1	261	—	262
Restructuring costs	—	4	11	—	15
Impairment of cable franchise rights	—	2,729	12,093	—	14,822
Loss on sale of cable systems	—	11	47	—	58

Total costs and expenses	—	5,617	23,539	(174)	28,982

Operating Loss	—	(2,293)	(9,489)	—	(11,782)
Equity in pretax loss of consolidated subsidiaries	(11,531)	(6,723)	(1,726)	19,980	—
Interest income (expense), net	(504)	(466)	47	—	(923)
Minority interest income, net	—	1,227	—	(205)	1,022
Other income (expense), net	(15)	11	(363)	—	(367)

Loss before income taxes	(12,050)	(8,244)	(11,531)	19,775	(12,050)
Income tax benefit	4,706	3,255	3,310	(6,565)	4,706

Net loss	$(7,344)	$(4,989)	$(8,221)	$13,210	$(7,344)

TIME WARNER CABLE INC.
SUPPLEMENTARY INFORMATION
CONDENSED CONSOLIDATING FINANCIAL STATEMENTS—(Continued)

Consolidating Statement of Operations
Year Ended December 31, 2007

			Non-
	Parent	Guarantor	Guarantor		TWC
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(in millions)

Revenues	$—	$3,360	$12,761	$(166)	$15,955

Costs of revenues	—	1,649	6,059	(166)	7,542
Selling, general and administrative	—	532	2,116	—	2,648
Depreciation	—	640	2,064	—	2,704
Amortization	—	17	255	—	272
Merger-related and restructuring costs	—	9	14	—	23

Total costs and expenses	—	2,847	10,508	(166)	13,189

Operating Income	—	513	2,253	—	2,766
Equity in pretax income (loss) of consolidated subsidiaries	2,138	1,290	(151)	(3,277)	—
Interest expense, net	(264)	(499)	(131)	—	(894)
Minority interest expense, net	—	(7)	—	(158)	(165)
Other income (expense), net	(11)	—	167	—	156

Income before income taxes	1,863	1,297	2,138	(3,435)	1,863
Income tax provision	(740)	(525)	(536)	1,061	(740)

Net income	$1,123	$772	$1,602	$(2,374)	$1,123

TIME WARNER CABLE INC.
SUPPLEMENTARY INFORMATION
CONDENSED CONSOLIDATING FINANCIAL STATEMENTS—(Continued)

Consolidating Statement of Operations
Year Ended December 31, 2006

			Non-
	Parent	Guarantor	Guarantor		TWC
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(in millions)

Revenues	$—	$3,303	$8,612	$(148)	$11,767

Costs of revenues	—	1,600	3,904	(148)	5,356
Selling, general and administrative	2	607	1,517	—	2,126
Depreciation	—	599	1,284	—	1,883
Amortization	—	62	105	—	167
Merger-related and restructuring costs	—	19	37	—	56

Total costs and expenses	2	2,887	6,847	(148)	9,588

Operating Income (Loss)	(2)	416	1,765	—	2,179
Equity in pretax income (loss) of consolidated subsidiaries	1,710	1,044	(165)	(2,589)	—
Interest expense, net	(146)	(474)	(26)	—	(646)
Minority interest income (expense), net	—	28	—	(136)	(108)
Other income, net	(6)	1	136	—	131

Income from continuing operations before income taxes	1,556	1,015	1,710	(2,725)	1,556
Income tax provision	(620)	(412)	(424)	836	(620)

Income from continuing operations	936	603	1,286	(1,889)	936
Discontinued operations, net of tax	1,038	60	244	(304)	1,038
Cumulative effect of accounting change, net of tax	2	1	3	(4)	2

Net income	$1,976	$664	$1,533	$(2,197)	$1,976

TIME WARNER CABLE INC.
SUPPLEMENTARY INFORMATION
CONDENSED CONSOLIDATING FINANCIAL STATEMENTS—(Continued)

Consolidating Statement of Cash Flows
Year Ended December 31, 2008

			Non-
	Parent	Guarantor	Guarantor		TWC
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(in millions)

OPERATING ACTIVITIES
Net loss	$(7,344)	$(4,989)	$(8,221)	$13,210	$(7,344)
Adjustments for noncash and nonoperating items:
Depreciation and amortization	—	665	2,423	—	3,088
Impairment of cable franchise rights	—	2,729	12,093	—	14,822
Pretax loss on asset sales	—	2	47	—	49
Excess of distributions over equity in pretax income of consolidated subsidiaries	11,531	6,723	1,726	(19,980)	—
(Income) loss from equity investments, net of cash distributions	—	(3)	381	—	378
Minority interest income, net	—	(1,227)	—	205	(1,022)
Deferred income taxes	(4,557)	(3,213)	(3,149)	6,362	(4,557)
Equity-based compensation expense	—	78	—	—	78
Changes in operating assets and liabilities, net of acquisitions	(557)	442	(77)	—	(192)

Cash provided (used) by operating activities	(927)	1,207	5,223	(203)	5,300

INVESTING ACTIVITIES
Investments and acquisitions, net of cash acquired and distributions received	(659)	(3)	(579)	556	(685)
Capital expenditures from continuing operations	—	(926)	(2,596)	—	(3,522)
Proceeds from asset sales	—	16	51	—	67

Cash used by investing activities	(659)	(913)	(3,124)	556	(4,140)

FINANCING ACTIVITIES
Borrowings (repayments), net	1,533	—	—	(1,739)	(206)
Borrowings	7,182	—	—	—	7,182
Repayments	(2,217)	(600)	—	—	(2,817)
Debt issuance costs	(97)	—	—	—	(97)
Net change in investments in and amounts due to and from consolidated subsidiaries	395	2,055	(2,097)	(353)	—
Other financing activities	—	(3)	(2)	—	(5)

Cash provided (used) by financing activities	6,796	1,452	(2,099)	(2,092)	4,057

INCREASE IN CASH AND EQUIVALENTS	5,210	1,746	—	(1,739)	5,217
CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	185	3,458	—	(3,411)	232

CASH AND EQUIVALENTS AT END OF PERIOD	$5,395	$5,204	$—	$(5,150)	$5,449

TIME WARNER CABLE INC.
SUPPLEMENTARY INFORMATION
CONDENSED CONSOLIDATING FINANCIAL STATEMENTS—(Continued)

Consolidating Statement of Cash Flows
Year Ended December 31, 2007

			Non-
	Parent	Guarantor	Guarantor		TWC
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(in millions)

OPERATING ACTIVITIES
Net income	$1,123	$772	$1,602	$(2,374)	$1,123
Adjustments for noncash and nonoperating items:
Depreciation and amortization	—	657	2,319	—	2,976
Pretax gain on sale of 50% equity interest in the Houston Pool of TKCCP	—	—	(146)	—	(146)
Excess (deficiency) of distributions over equity in pretax income of consolidated subsidiaries	(2,138)	(1,290)	151	3,277	—
Loss from equity investments, net of cash distributions	9	22	3	(22)	12
Minority interest expense, net	—	7	—	158	165
Deferred income taxes	317	342	342	(684)	317
Equity-based compensation expense	—	59	—	—	59
Changes in operating assets and liabilities, net of acquisitions	(242)	430	(178)	—	10
Adjustments relating to discontinued operations	—	23	24	—	47

Cash provided (used) by operating activities	(931)	1,022	4,117	355	4,563

INVESTING ACTIVITIES
Investments and acquisitions, net of cash acquired and distributions received	(22)	(6)	(32)	—	(60)
Capital expenditures from continuing operations	—	(918)	(2,515)	—	(3,433)
Proceeds from asset sales	—	1	60	—	61

Cash used by investing activities	(22)	(923)	(2,487)	—	(3,432)

FINANCING ACTIVITIES
Borrowings (repayments), net	(438)	—	—	(1,107)	(1,545)
Borrowings	8,387	—	—	—	8,387
Repayments	(7,679)	—	—	—	(7,679)
Debt issuance costs	(29)	—	—	—	(29)
Net change in investments in and amounts due to and from consolidated subsidiaries	841	1,077	(1,563)	(355)	—
Other financing activities	5	(22)	(67)	—	(84)

Cash provided (used) by financing activities	1,087	1,055	(1,630)	(1,462)	(950)

INCREASE IN CASH AND EQUIVALENTS	134	1,154	—	(1,107)	181
CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	51	2,304	—	(2,304)	51

CASH AND EQUIVALENTS AT END OF PERIOD	$185	$3,458	$—	$(3,411)	$232

TIME WARNER CABLE INC.
SUPPLEMENTARY INFORMATION
CONDENSED CONSOLIDATING FINANCIAL STATEMENTS—(Continued)

Consolidating Statement of Cash Flows
Year Ended December 31, 2006

			Non-
	Parent	Guarantor	Guarantor		TWC
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(in millions)

OPERATING ACTIVITIES
Net income	$1,976	$664	$1,533	$(2,197)	$1,976
Adjustments for noncash and nonoperating items:
Cumulative effect of accounting change, net of tax	(2)	(1)	(3)	4	(2)
Depreciation and amortization	—	661	1,389	—	2,050
Excess (deficiency) of distributions over equity in pretax income of consolidated subsidiaries	(1,710)	(1,044)	165	2,589	—
(Income) loss from equity investments, net of cash distributions	6	—	(135)	—	(129)
Minority interest (income) expense, net	—	(28)	—	136	108
Deferred income taxes	240	93	93	(186)	240
Equity-based compensation expense	—	33	—	—	33
Changes in operating assets and liabilities, net of acquisitions	(286)	468	63	—	245
Adjustments relating to discontinued operations	(1,038)	(13)	(146)	271	(926)

Cash provided (used) by operating activities	(814)	833	2,959	617	3,595

INVESTING ACTIVITIES
Investments and acquisitions, net of cash acquired	(8,712)	(1)	(9,704)	8,555	(9,862)
Capital expenditures from continuing operations	—	(966)	(1,752)	—	(2,718)
Capital expenditures from discontinued operations	—	(34)	(22)	—	(56)
Proceeds from asset sales	—	2	4	—	6
Other investing activities	—	—	631	—	631

Cash used by investing activities	(8,712)	(999)	(10,843)	8,555	(11,999)

FINANCING ACTIVITIES
Borrowings (repayments), net	2,082	—	—	(1,431)	651
Borrowings	10,300	—	8,702	(8,702)	10,300
Repayments	(975)	—	—	—	(975)
Debt issuance costs	(17)	—	—	—	(17)
Issuance of mandatorily redeemable preferred membership units by a subsidiary	—	—	300	—	300
Net change in investments and amounts due to and from consolidated subsidiaries	28	1,775	(1,186)	(617)	—
Redemption of Comcast’s interest in TWC	(1,857)	(147)	—	147	(1,857)
Other financing activities	4	(31)	68	—	41

Cash provided by financing activities	9,565	1,597	7,884	(10,603)	8,443

INCREASE IN CASH AND EQUIVALENTS	39	1,431	—	(1,431)	39
CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	12	873	—	(873)	12

CASH AND EQUIVALENTS AT END OF PERIOD	$51	$2,304	$—	$(2,304)	$51

TIME WARNER CABLE INC.
SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

		Additions
	Balance at	Charged to		Balance
	Beginning	Costs and		at End
	of Period	Expenses(a)	Deductions	of Period
	(in millions)

Year Ended December 31, 2008:
Allowance for doubtful accounts	$87	$262	$(259)	$90

Year Ended December 31, 2007:
Allowance for doubtful accounts	$73	$267	$(253)	$87

Year Ended December 31, 2006:
Allowance for doubtful accounts	$51	$189	$(167)	$73

(a)	Additions in 2006 include approximately $15 million attributable to the Adelphia Acquisition and the Exchange.

EXHIBIT INDEX

Pursuant to Item 601 of Regulation S-K

Exhibit
Number	Description

3.1	Amended and Restated Certificate of Incorporation of the Company, as filed with the Secretary of State of the State of Delaware on July 27, 2006 (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated February 13, 2007 and filed with the SEC on February 13, 2007 (the “TWC February 13, 2007 Form 8-K”)).
3.2	By-laws of the Company, as of July 28, 2006 (incorporated herein by reference to Exhibit 3.2 to the TWC February 13, 2007 Form 8-K).
4.1	Indenture, dated as of April 30, 1992, as amended by the First Supplemental Indenture, dated as of June 30, 1992, among Time Warner Entertainment Company, L.P. (“TWE”), Time Warner Companies, Inc. (“TWCI”), certain of TWCI’s subsidiaries that are parties thereto and The Bank of New York, as Trustee (incorporated herein by reference to Exhibits 10(g) and 10(h) to TWCI’s Current Report on Form 8-K dated June 26, 1992 and filed with the SEC on July 15, 1992 (File No. 1-8637)).
4.2	Second Supplemental Indenture, dated as of December 9, 1992, among TWE, TWCI, certain of TWCI’s subsidiaries that are parties thereto and The Bank of New York, as Trustee (incorporated herein by reference to Exhibit 4.2 to Amendment No. 1 to TWE’s Registration Statement on Form S-4 dated October 25, 1993 and filed with the SEC on October 25, 1993 (Registration No. 33-67688) (the “TWE October 25, 1993 Registration Statement”)).
4.3	Third Supplemental Indenture, dated as of October 12, 1993, among TWE, TWCI, certain of TWCI’s subsidiaries that are parties thereto and The Bank of New York, as Trustee (incorporated herein by reference to Exhibit 4.3 to the TWE October 25, 1993 Registration Statement).
4.4	Fourth Supplemental Indenture, dated as of March 29, 1994, among TWE, TWCI, certain of TWCI’s subsidiaries that are parties thereto and The Bank of New York, as Trustee (incorporated herein by reference to Exhibit 4.4 to TWE’s Annual Report on Form 10-K for the year ended December 31, 1993 and filed with the SEC on March 30, 1994 (File No. 1-12878)).
4.5	Fifth Supplemental Indenture, dated as of December 28, 1994, among TWE, TWCI, certain of TWCI’s subsidiaries that are parties thereto and The Bank of New York, as Trustee (incorporated herein by reference to Exhibit 4.5 to TWE’s Annual Report on Form 10-K for the year ended December 31, 1994 and filed with the SEC on March 30, 1995 (File No. 1-12878)).
4.6	Sixth Supplemental Indenture, dated as of September 29, 1997, among TWE, TWCI, certain of TWCI’s subsidiaries that are parties thereto and The Bank of New York, as Trustee (incorporated herein by reference to Exhibit 4.7 to Historic TW Inc.’s (“Historic TW”) Annual Report on Form 10-K for the year ended December 31, 1997 and filed with the SEC on March 25, 1998 (File No. 1-12259) (the “Time Warner 1997 Form 10-K”)).
4.7	Seventh Supplemental Indenture dated as of December 29, 1997, among TWE, TWCI, certain of TWCI’s subsidiaries that are parties thereto and The Bank of New York, as Trustee (incorporated herein by reference to Exhibit 4.8 to the Time Warner 1997 Form 10-K).
4.8	Eighth Supplemental Indenture dated as of December 9, 2003, among Historic TW, TWE, Warner Communications Inc. (“WCI”), American Television and Communications Corporation (“ATC”), the Company and The Bank of New York, as Trustee (incorporated herein by reference to Exhibit 4.10 to Time Warner’s Annual Report on Form 10-K for the year ended December 31, 2003 and filed with the SEC on March 15, 2004 (File No. 1-15062)).
4.9	Ninth Supplemental Indenture dated as of November 1, 2004, among Historic TW, TWE, Time Warner NY Cable Inc., WCI, ATC, the Company and The Bank of New York, as Trustee (incorporated herein by reference to Exhibit 4.1 to the Time Warner Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 (File No. 1-15062)).
4.10	Tenth Supplemental Indenture dated as of October 18, 2006, among Historic TW, TWE, TW NY Cable Holding Inc. (“TW NY Holding”), Time Warner NY Cable LLC (“TW NY”), the Company, WCI, ATC and the Bank of New York, as Trustee (incorporated herein by reference to Exhibit 4.1 to Time Warner’s Current Report on Form 8-K dated October 18, 2006 (File No. 1-15062)).

i

Exhibit
Number	Description

4.11	Eleventh Supplemental Indenture dated as of November 2, 2006, among TWE, TW NY Holding, the Company and the Bank of New York, as Trustee (incorporated herein by reference to Exhibit 99.1 to Time Warner’s Current Report on Form 8-K dated November 2, 2006 (File No. 1-15062)).
4.12	$6.0 Billion Amended and Restated Five-Year Revolving Credit Agreement, dated as of December 9, 2003 and amended and restated as of February 15, 2006, among the Company, as Borrower, the Lenders from time to time party thereto, Bank of America, N.A., as Administrative Agent, Citibank, N.A. and Deutsche Bank AG, New York Branch, as Co-Syndication Agents, and BNP Paribas and Wachovia Bank, National Association, as Co-Documentation Agents, with associated Guarantees (incorporated herein by reference to Exhibit 10.51 to Time Warner’s Annual Report on Form 10-K for the year ended December 31, 2005 (File No. 1-15062) (the “Time Warner 2005 Form 10-K”)).
4.13	$4.0 Billion Five-Year Term Loan Credit Agreement, dated as of February 21, 2006, among the Company, as Borrower, the Lenders from time to time party thereto, The Bank of Tokyo-Mitsubishi UFJ Ltd., New York Branch, as Administrative Agent, The Royal Bank of Scotland plc and Sumitomo Mitsui Banking Corporation, as Co-Syndication Agents, and Calyon New York Branch, HSBC Bank USA, N.A. and Mizuho Corporate Bank, Ltd., as Co-Documentation Agents, with associated Guarantees (incorporated herein by reference to Exhibit 10.52 to the Time Warner 2005 Form 10-K).
4.14	$9.0 Billion Credit Agreement (subsequently reduced to $2.070 billion), dated as of June 30, 2008, among the Company, as Borrower, the lenders from time to time party thereto, Deutsche Bank AG New York Branch, as Administrative Agent, The Royal Bank of Scotland plc and Fortis Bank SA/NV New York Branch, as Tranche I Co-Syndication Agents, Mizuho Corporate Bank, Ltd. and Sumitomo Mitsui Banking Corporation, as Tranche I Co-Documentation Agents, Deutsche Bank Securities Inc. and RBS Greenwich Capital, as Tranche I Joint-Lead Arrangers and Joint Bookrunners, BNP Paribas Securities Corp., The Bank of Tokyo-Mitsubishi UFJ, Ltd. New York Branch and Citibank, N.A., as Tranche II Co-Syndication Agents, Bank of America, N.A. and Wachovia Bank, National Association, as Tranche II Co-Documentation Agents, and BNP Paribas Securities Corp. and The Bank of Tokyo-Mitsubishi UFJ, Ltd. New York Branch, as Tranche II Joint-Lead Arrangers and Joint Bookrunners (incorporated herein by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K dated June 30, 2008 and filed with the SEC on July 1, 2008).
4.15	$1.535 Billion Credit Agreement, dated as of December 10, 2008, among the Company, as Borrower, and Time Warner, as Lender and Administrative Agent (incorporated herein by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K dated December 10, 2008 and filed with the SEC on December 12, 2008).
4.16	Amended and Restated Limited Liability Company Agreement of TW NY, dated as of July 28, 2006 (incorporated herein by reference to Exhibit 4.14 to the TWC February 13, 2007 Form 8-K).
4.17	Indenture, dated as of April 9, 2007, among the Company, TW NY Holding, TWE and The Bank of New York, as trustee (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated April 4, 2007 and filed with the SEC on April 9, 2007 (the “TWC April 4, 2007 Form 8-K”)).
4.18	First Supplemental Indenture, dated as of April 9, 2007 (the “First Supplemental Indenture”), among the Company, TW NY Holding, TWE and The Bank of New York, as trustee (incorporated herein by reference to Exhibit 4.2 to the TWC April 4, 2007 Form 8-K).
4.19	Form of 5.40% Exchange Notes Due 2012 (included as Exhibit A to the First Supplemental Indenture incorporated herein by reference to Exhibit 4.2 to the TWC April 4, 2007 Form 8-K).
4.20	Form of 5.85% Exchange Notes Due 2017 (included as Exhibit B to the First Supplemental Indenture incorporated herein by reference to Exhibit 4.2 to the TWC April 4, 2007 Form 8-K).
4.21	Form of 6.55% Exchange Debentures Due 2037 (included as Exhibit C to the First Supplemental Indenture incorporated herein by reference to Exhibit 4.2 to the TWC April 4, 2007 Form 8-K).

Exhibit
Number	Description

4.22	Form of 6.20% Notes due 2013 (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated June 16, 2008 and filed with the SEC on June 19, 2008 (the “TWC June 16, 2008 Form 8-K”)).
4.23	Form of 6.75% Notes due 2018 (incorporated herein by reference to Exhibit 4.2 to the TWC June 16, 2008 Form 8-K).
4.24	Form of 7.30% Debentures due 2038 (incorporated herein by reference to Exhibit 4.3 to the TWC June 16, 2008 Form 8-K).
4.25	Form of 8.250% Notes Due 2014 (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated November 13, 2008 and filed with the SEC on November 18, 2008 (the “TWC November 13, 2008 Form 8-K”)).
4.26	Form of 8.750% Notes Due 2019 (incorporated herein by reference to Exhibit 4.2 to the TWC November 13, 2008 Form 8-K).
10.1	Restructuring Agreement, dated as of August 20, 2002, by and among TWE, AT&T Corp. (“AT&T”), MediaOne of Colorado, Inc. (“MediaOne of Colorado”), MediaOne TWE Holdings, Inc. (“MOTH”), Comcast, AT&T Comcast Corporation, Time Warner, TWI Cable Inc. (“TWI Cable”), WCI and ATC (incorporated herein by reference to Exhibit 99.1 to Time Warner’s Current Report on Form 8-K dated August 21, 2002 and filed with the SEC on August 21, 2002 (File No. 1-15062)).
10.2	Amendment No. 1 to the Restructuring Agreement, dated as of March 31, 2003, by and among TWE, Comcast of Georgia, Inc., the Company, Comcast Holdings Corporation, Comcast, Time Warner, TWI Cable, WCI, ATC,TWE Holdings I Trust (“Comcast Trust I”), TWE Holdings II Trust (“Comcast Trust II”), and TWE Holdings III Trust (“Comcast Trust III”) (incorporated herein by reference to Exhibit 2.2 to Time Warner’s Current Report on Form 8-K dated March 28, 2003 and filed with the SEC on April 14, 2003 (File No. 1-15062) (the “Time Warner March 28, 2003 Form 8-K”)).
10.3	Amended and Restated Contribution Agreement, dated as of March 31, 2003, by and among WCI, Time Warner and the Company (incorporated herein by reference to Exhibit 2.4 to the Time Warner March 28, 2003 Form 8-K).
10.4	Amended and Restated Agreement of Limited Partnership of TWE, dated as of March 31, 2003, by and among the Company, Comcast Trust I, ATC, Comcast and Time Warner (incorporated herein by reference to Exhibit 3.3 to the Time Warner March 28, 2003 Form 8-K).
10.5	Contribution Agreement, dated as of September 9, 1994, among TWE, Advance Publications, Inc. (“Advance Publications”), Newhouse Broadcasting Corporation (“Newhouse”), Advance/Newhouse Partnership and Time Warner Entertainment-Advance/Newhouse Partnership (“TWE-A/N”) (incorporated herein by reference to Exhibit 10(a) to TWE’s Current Report on Form 8-K dated September 9, 1994 and filed with the SEC on September 21, 1994 (File No. 1-12878)).
10.6	Amended and Restated Transaction Agreement, dated as of October 27, 1997, among Advance Publications, Advance/Newhouse Partnership, TWE, TW Holding Co. and TWE-A/N (incorporated herein by reference to Exhibit 99(c) to Historic TW’s Current Report on Form 8-K dated October 27, 1997 and filed with the SEC on November 5, 1997 (File No. 1-12259)).
10.7	Transaction Agreement No. 2, dated as of June 23, 1998, among Advance Publications, Newhouse, Advance/Newhouse Partnership, TWE, Paragon Communications (“Paragon”) and TWE-A/N (incorporated herein by reference to Exhibit 10.38 to Historic TW’s Annual Report on Form 10-K for the year ended December 31, 1998 and filed with the SEC on March 26, 1999 (File No. 1-12259) (the “Time Warner 1998 Form 10-K”)).
10.8	Transaction Agreement No. 3, dated as of September 15, 1998, among Advance Publications, Newhouse, Advance/Newhouse Partnership, TWE, Paragon and TWE-A/N (incorporated herein by reference to Exhibit 10.39 to the Time Warner 1998 Form 10-K).

Exhibit
Number	Description

10.9	Amended and Restated Transaction Agreement No. 4, dated as of February 1, 2001, among Advance Publications, Newhouse, Advance/Newhouse Partnership, TWE, Paragon and TWE-A/N (incorporated herein by reference to Exhibit 10.53 to Time Warner’s Transition Report on Form 10-K for the year ended December 31, 2000 and filed with the SEC on March 27, 2001 (File No. 1-15062)).
10.10	Master Transaction Agreement, dated as of August 1, 2002, by and among TWE-A/N, TWE, Paragon and Advance/Newhouse Partnership (incorporated herein by reference to Exhibit 10.1 to Time Warner’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 and filed with the SEC on August 14, 2002 (File No. 1-15062) (the “Time Warner June 30, 2002 Form 10-Q”)).
10.11	Third Amended and Restated Partnership Agreement of TWE-A/N, dated as of December 31, 2002, among TWE, Paragon and Advance/Newhouse Partnership (incorporated herein by reference to Exhibit 99.1 to TWE’s Current Report on Form 8-K dated December 31, 2002 and filed with the SEC on January 14, 2003 (File No. 1-12878) (the “TWE December 31, 2002 Form 8-K”)).
10.12	Consent and Agreement, dated as of December 31, 2002, among TWE-A/N, TWE, Paragon, Advance/Newhouse Partnership, TWEAN Subsidiary LLC and JP Morgan Chase Bank (incorporated herein by reference to Exhibit 99.2 to the TWE December 31, 2002 Form 8-K).
10.13	Pledge Agreement, dated December 31, 2002, among TWE-A/N, Advance/Newhouse Partnership, TWEAN Subsidiary LLC and JP Morgan Chase Bank (incorporated herein by reference to Exhibit 99.3 to the TWE December 31, 2002 Form 8-K).
10.14	Agreement and Declaration of Trust, dated as of December 18, 2003, by and between Kansas City Cable Partners and Wilmington Trust Company (incorporated herein by reference to Exhibit 10.6 to the TWC February 13, 2007 Form 8-K).
10.15	Separation Agreement, dated May 20, 2008, among Time Warner, the Company, TWE, TW NY Holding, WCI, Historic TW and ATC (incorporated herein by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K dated May 20, 2008 and filed with the SEC on May 27, 2008 (the “TWC May 20, 2008 Form 8-K”)).
10.16	Reimbursement Agreement, dated as of March 31, 2003, by and among Time Warner, WCI, ATC, TWE and the Company (incorporated herein by reference to Exhibit 10.7 to the Time Warner March 28, 2003 Form 8-K).
10.17	Amendment No. 1, dated May 20, 2008, to Reimbursement Agreement dated March 31, 2003, between Time Warner and the Company (incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008 (the “TWC June 30, 2008 Form 10-Q”)).
10.18	Brand and Trade Name License Agreement, dated as of March 31, 2003, by and between Time Warner and the Company (incorporated herein by reference to Exhibit 10.10 to the Time Warner March 28, 2003 Form 8-K).
10.19	Brand License Agreement, dated as of March 31, 2003, by and between Warner Bros. Entertainment Inc. and the Company (incorporated herein by reference to Exhibit 10.8 to the Time Warner March 28, 2003 Form 8-K).
10.20	Second Amended and Restated Tax Matters Agreement, dated May 20, 2008, between Time Warner and the Company (incorporated herein by reference to Exhibit 99.2 to the TWC May 20, 2008 Form 8-K).
10.21	Amended and Restated Distribution Agreement, dated as of March 31, 2003, by and among WCI, Time Warner and the Company (incorporated herein by reference to Exhibit 2.3 to the Time Warner March 28, 2003 Form 8-K).
10.22	Intellectual Property Agreement, dated as of August 20, 2002, by and among TWE and WCI (incorporated herein by reference to Exhibit 10.16 to Time Warner’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002 and filed with the SEC on November 14, 2002 (File No. 1-15062) (the “Time Warner September 30, 2002 Form 10-Q”)).

Exhibit
Number	Description

10.23	Amendment to the Intellectual Property Agreement, dated as of March 31, 2003, by and between TWE and WCI (incorporated herein by reference to Exhibit 10.2 to the Time Warner March 28, 2003 Form 8-K).
10.24	Intellectual Property Agreement, dated as of August 20, 2002, by and between the Company and WCI (incorporated herein by reference to Exhibit 10.18 to the Time Warner September 30, 2002 Form 10-Q).
10.25	Amendment to the Intellectual Property Agreement, dated as of March 31, 2003, by and between the Company and WCI (incorporated herein by reference to Exhibit 10.4 to the Time Warner March 28, 2003 Form 8-K).
10.26	Shareholder Agreement, dated as of April 20, 2005, between Time Warner and the Company (incorporated by reference to Exhibit 99.12 to Time Warner’s Current Report on Form 8-K dated April 27, 2005 (File No. 1-15062).
10.27	Amendment No. 1, dated May 20, 2008, to Shareholder Agreement dated April 20, 2005, between Time Warner and the Company (incorporated herein by reference to Exhibit 10.3 to the TWC June 30, 2008 Form 10-Q).
10.28	Registration Rights Agreement, dated as of March 31, 2003, by and between Time Warner and the Company (incorporated herein by reference to Exhibit 4.4 to the Time Warner March 28, 2003 Form 8-K).
10.29	Amendment No. 1, dated May 20, 2008, to Registration Rights Agreement dated March 31, 2003, between Time Warner and the Company (incorporated herein by reference to Exhibit 10.1 to the TWC June 30, 2008 Form 10-Q).
10.30	Employment Agreement, effective as of August 1, 2006, by and between the Company and Glenn A. Britt (incorporated herein by reference to Exhibit 10.35 to the TWC February 13, 2007 Form 8-K).
10.31	Letter Agreement, dated as of January 16, 2007, by and between the Company and Glenn A. Britt (incorporated herein by reference to Exhibit 10.36 to the TWC February 13, 2007 Form 8-K).
10.32	First Amendment, effective as of January 1, 2008, to Employment Agreement between the Company and Glenn A. Britt (incorporated herein by reference to Exhibit 10.28 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 and filed with the SEC on February 22, 2008 (the “TWC 2007 Form 10-K”)).
10.33	Employment Agreement, effective as of February 1, 2008, by and between the Company and Landel C. Hobbs (incorporated herein by reference to Exhibit 10.29 to the TWC 2007 Form 10-K).
10.34	First Amendment, dated August 5, 2008, to Employment Agreement by and between the Company and Landel C. Hobbs (incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 (the “TWC September 30, 2008 Form 10-Q”)).
10.35	Employment Agreement, effective as of August 15, 2005, by and between the Company and Robert D. Marcus (incorporated herein by reference to Exhibit 10.38 to the TWC February 13, 2007 8-K).
10.36	First Amendment, effective as of January 1, 2008, to Employment Agreement between the Company and Robert D. Marcus (incorporated herein by reference to Exhibit 10.31 to the TWC 2007 Form 10-K).
10.37	Letter Agreement, dated August 5, 2008, between the Company and Robert D. Marcus (incorporated herein by reference to Exhibit 10.2 to the TWC September 30, 2008 Form 10-Q).
10.38	Amended and Restated Employment and Termination Agreement, dated as of June 1, 2000, by and between the Company and Carl U.J. Rossetti (as extended by Letter Agreements dated November 21, 2000, November 30, 2001, November 22, 2002, November 24, 2003, November 17, 2004, November 10, 2005, November 27, 2006 and December 4, 2007) (incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008 (the “TWC June 30, 2008 Form 10-Q”)).

v

Exhibit
Number		Description

10.39		First Amendment, effective as of January 1, 2008, to Employment Agreement between the Company and Carl U.J. Rossetti (incorporated herein by reference to Exhibit 10.2 to the TWC June 30, 2008 Form 10-Q).
10	.40*	Letter Agreement, dated November 14, 2008, between the Company and Carl U.J. Rossetti.
10.41		Memorandum Opinion and Order issued by the Federal Communications Commission, dated July 13, 2006 (the “Adelphia/Comcast Order”) (incorporated herein by reference to Exhibit 10.42 to the TWC February 13, 2007 8-K).
10.42		Erratum to the Adelphia/Comcast Order, dated July 27, 2006 (incorporated herein by reference to Exhibit 10.43 to the TWC February 13, 2007 8-K).
10.43		Time Warner Cable Inc. 2006 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.45 to the TWC February 13, 2007 8-K).
10.44		Time Warner Cable Inc. 2007 Annual Bonus Plan (incorporated herein by reference to Exhibit 10.45 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006 (the “TWC 2006 Form 10-K”)).
10.45		Form of Non-Qualified Stock Option Agreement (incorporated herein by reference to Exhibit 10.45 to the TWC 2006 Form 10-K).
10.46		Form of Restricted Stock Units Agreement, as amended through December 14, 2007 (incorporated herein by reference to Exhibit 10.40 to the TWC 2007 Form 10-K).
10.47		Form of Restricted Stock Units Agreement for Non-Employee Directors, as amended through December 14, 2007 (incorporated by reference to Exhibit 10.41 of the TWC 2007 Form 10-K).
10	.48*	Form of Deferred Stock Units Agreement for Non-Employee Directors.
10.49		Description of Director Compensation (incorporated herein by reference to the section titled “Director Compensation” in the Company’s Proxy Statement dated April 15, 2008).
10.50		Master Distribution, Dissolution and Cooperation Agreement, dated as of January 1, 2007, by and among Texas and Kansas City Cable Partners, L.P., TWE-A/N, Comcast TCP Holdings, Inc., TWE-A/N Texas and Kansas City Cable Partners General Partner LLC, TCI Texas Cable Holdings LLC, TCI Texas Cable, LLC, Comcast TCP Holdings, Inc., Comcast TCP Holdings, LLC, KCCP Trust, Time Warner Cable Information Services (Kansas), LLC, Time Warner Cable Information Services (Missouri), LLC, Time Warner Information Services (Texas), L.P., Time Warner Cable/Comcast Kansas City Advertising, LLC, TCP/Comcast Las Cruces Cable Advertising, LP, TCP Security Company LLC, TCP-Charter Cable Advertising, LP, TCP/Conroe-Huntsville Cable Advertising, LP, TKCCP/Cebridge Texas Cable Advertising, LP, TWEAN-TCP Holdings LLC, and Houston TKCCP Holdings, LLC (incorporated herein by reference to Exhibit 10.46 to the TWC February 13, 2007 8-K).
10.51		Letter Agreement, dated April 18, 2007, by and among Comcast Cable Communications Holdings, Inc., MOC Holdco I, LLC, TWE Holdings I Trust, Comcast of Louisiana/Mississippi/Texas, LLC, the Company, TWE, Comcast, Time Warner and TW NY, relating to certain TWE administrative matters in connection with the redemption of Comcast’s interest in TWE (incorporated herein by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007).
10.52		Purchase Agreement, dated April 4, 2007, among the Company, TW NY, TWE and ABN AMRO Incorporated, Citigroup Global Markets Inc., Deutsche Bank Securities Inc. and Wachovia Capital Markets, LLC on behalf of themselves and the other initial purchasers named therein (incorporated herein by reference to Exhibit 10.1 to the TWC April 4, 2007 Form 8-K).
10.53		Underwriting Agreement, dated June 16, 2008, among the Company, TW NY, TWE and Banc of America Securities LLC, BNP Paribas Securities Corp., Greenwich Capital Markets, Inc., Morgan Stanley & Co. Incorporated and Wachovia Capital Markets, LLC on behalf of themselves and as representatives of the other underwriters named therein (incorporated herein by reference to Exhibit 1.1 to the TWC June 16, 2008 Form 8-K).

Exhibit
Number		Description

10.54		Underwriting Agreement, dated November 13, 2008, among the Company, TW NY, TWE and Citigroup Global Markets Inc., Deutsche Bank Securities Inc., Goldman, Sachs & Co. and Mizuho Securities USA Inc. on behalf of themselves and as representatives of the other underwriters named therein (incorporated herein by reference to Exhibit 1.1 to the TWC November 13, 2008 Form 8-K).
12*		Computation of Ratio of Earnings to Fixed Charges and Ratio of Earnings to Combined Fixed Charges and Preferred Dividend Requirements.
21*		Subsidiaries of the Company.
23*		Consent of Ernst & Young LLP.
31	.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008.
31	.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008.
32†		Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

*	Filed herewith.
†	This certification will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 (15 U.S.C. 78r), or otherwise subject to the liability of that section. Such certification will not be deemed to be incorporated by reference into any filing under the Securities Act or Securities Exchange Act, except to the extent that the Company specifically incorporates it by reference.