Form 10-Q
period 2009-03-31
TIME WARNER CABLE INC.
filed 2009-04-29
CIK 1377013

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009 or

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑     No ☐
     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐     No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☑

Shares Outstanding
Description of Class	as of April 24, 2009
Common Stock — $.01 par value	352,334,469

TIME WARNER CABLE INC.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
AND OTHER FINANCIAL INFORMATION

Page
PART I. FINANCIAL INFORMATION
Management’s Discussion and Analysis of Results of Operations and Financial Condition	1
Item 4. Controls and Procedures	16
Consolidated Balance Sheet as of March 31, 2009 and December 31, 2008	17
Consolidated Statement of Operations for the Three Months Ended March 31, 2009 and 2008	18
Consolidated Statement of Cash Flows for the Three Months Ended March 31, 2009 and 2008	19
Consolidated Statement of Equity	20
Notes to Consolidated Financial Statements	21
Supplementary Information	34

PART II. OTHER INFORMATION
Item 1. Legal Proceedings	41
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	41
Item 4. Submission of Matters to a Vote of Security Holders	41
Item 6. Exhibits	41
EX-4.1
EX-4.2
EX-10.1
EX-10.4
EX-10.5
EX-12
EX-31.1
EX-31.2
EX-32

TIME WARNER CABLE INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS
OF OPERATIONS AND FINANCIAL CONDITION
INTRODUCTION
     Management’s discussion and analysis of results of operations and financial condition (“MD&A”) is a supplement to the accompanying consolidated financial statements and provides additional information on Time Warner Cable Inc.’s (together with its subsidiaries, “TWC” or the “Company”) business, current developments, financial condition, cash flows and results of operations. MD&A is organized as follows:
•	Overview. This section provides a general description of TWC’s business, as well as recent developments the Company believes are important in understanding the results of operations and financial condition or in understanding anticipated future trends.

•	Financial statement presentation. This section provides a summary of how the Company’s operations are presented in the accompanying consolidated financial statements.

•	Results of operations. This section provides an analysis of the Company’s results of operations for the three months ended March 31, 2009.

•	Financial condition and liquidity. This section provides an analysis of the Company’s financial condition as of March 31, 2009 and cash flows for the three months ended March 31, 2009.

•	Caution concerning forward-looking statements. This section provides a description of the use of forward-looking information appearing in this report, including in MD&A and the consolidated financial statements. Such information is based on management’s current expectations about future events, which are inherently susceptible to uncertainty and changes in circumstances. Refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 (the “2008 Form 10-K”) for a discussion of the risk factors applicable to the Company.
OVERVIEW
     TWC is the second-largest cable operator in the U.S., with technologically advanced, well-clustered systems located mainly in five geographic areas — New York State (including New York City), the Carolinas, Ohio, southern California (including Los Angeles) and Texas. As of March 31, 2009, TWC served approximately 14.7 million residential and commercial customers who subscribed to one or more of its video, high-speed data and voice services, representing approximately 34.8 million revenue generating units.
     As of December 31, 2008, Time Warner Inc. (“Time Warner”) owned approximately 84% of the common stock of TWC (representing a 90.6% voting interest), and also owned an indirect 12.43% non-voting common stock interest in TW NY Cable Holding Inc. (“TW NY”), a subsidiary of TWC. Additionally, the financial results of TWC were consolidated by Time Warner. As discussed further in “—Recent Developments,” on March 12, 2009, TWC completed its separation from Time Warner. As a result of the separation, Time Warner no longer has an ownership interest in TWC.
     TWC principally offers three services – video, high-speed data and voice – over its broadband cable systems. TWC markets its services separately and in “bundled” packages of multiple services and features. As of March 31, 2009, 55% of TWC’s customers subscribed to two or more of its primary services, including 22% of its customers who subscribed to all three primary services. In addition to its residential services, TWC offers commercial customers video, high-speed data, voice and networking and transport services. During the three months ended March 31, 2009, TWC generated over $200 million of revenues from its commercial services. TWC believes providing commercial services will generate additional opportunities for growth. In addition, TWC sells advertising to a variety of national, regional and local advertising customers.

TIME WARNER CABLE INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS
OF OPERATIONS AND FINANCIAL CONDITION—(Continued)
     Video is TWC’s largest service in terms of revenues generated and, as of March 31, 2009, TWC had approximately 13.1 million video subscribers, of which approximately 8.7 million subscribed to TWC’s digital video service. Although providing video services is a competitive and highly penetrated business, TWC expects to continue to increase video revenues through the offering of digital video services, as well as through price increases. Video programming costs represent a major component of TWC’s expenses and are expected to continue to increase, reflecting programming rate increases on existing services, costs associated with retransmission consent agreements, digital video subscriber growth and the expansion of service offerings (e.g., new network channels). TWC expects that its video service margins as a percentage of video revenues will continue to decline over the next few years as increases in programming costs outpace growth in video revenues.
     As of March 31, 2009, TWC had approximately 8.7 million residential high-speed data subscribers. TWC expects continued growth in residential high-speed data subscribers and revenues for the foreseeable future; however, future high-speed data subscriber and revenue growth rates will depend on high-speed data penetration levels, competition and the state of the economy. TWC also offers commercial high-speed data services and had 283,000 commercial high-speed data subscribers as of March 31, 2009.
     As of March 31, 2009, TWC had approximately 3.9 million residential Digital Phone subscribers. TWC expects increases in Digital Phone subscribers and revenues for the foreseeable future; however, future Digital Phone subscriber and revenue growth rates will depend on Digital Phone penetration levels, competition, the rate of wireless substitution of wireline phone service and the state of the economy. TWC also offers its commercial Digital Phone service, Business Class Phone, in nearly all of its operating areas and had 38,000 commercial Digital Phone subscribers as of March 31, 2009.
     TWC faces intense competition from a variety of alternative information and entertainment delivery sources, principally from direct-to-home satellite video providers and certain telephone companies, each of which offers a broad range of services that provide features and functions comparable to those provided by TWC. The services are also offered in bundles of video, high-speed data and voice services similar to TWC’s and, in certain cases, these offerings include wireless services. The availability of these bundled service offerings and of wireless offerings, whether as a single offering or as part of a bundle, has intensified competition. In addition, technological advances and product innovations have increased and will likely continue to increase the number of alternatives available to TWC’s customers from other providers and intensify the competitive environment, which may negatively affect the growth of revenue generating units.
     Since the end of the third quarter of 2008, the Company has experienced a slowdown in growth across all revenue generating unit categories, which the Company believes is partly a result of a challenging economic environment and a related reduction in consumer spending. This slowdown moderated somewhat during the first three months of 2009. The impact of a protracted economic downturn on the Company’s financial and subscriber results is difficult to estimate; however, the Company believes that growth in revenue generating units, as well as growth in other video services (e.g., digital video recorders, premium channels and transactional video-on-demand), will continue to be slower in 2009 as compared to 2008. In addition, the Company expects that Advertising revenues will decline in 2009 due to lower political advertising revenues and continued weakness in Advertising revenues from national, regional and local businesses.
     The Company believes it continues to have strong liquidity to meet its needs for the foreseeable future. As of March 31, 2009, the Company had $3.688 billion of unused committed capacity (including cash and equivalents). Additionally, there are no significant maturities of the Company’s long-term debt prior to February 2011. See “Financial Condition and Liquidity” for further details regarding the Company’s committed capacity.
     During the first quarter of 2009, TWC began a significant restructuring, primarily consisting of headcount reductions, resulting in restructuring charges of $43 million during the quarter. TWC expects to incur total restructuring charges of approximately $75 million during 2009, including the $43 million of charges incurred during the first quarter of 2009.

TIME WARNER CABLE INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS
OF OPERATIONS AND FINANCIAL CONDITION—(Continued)
Recent Developments
Separation from Time Warner, Recapitalization and TWC Reverse Stock Split
     On March 12, 2009, the separation of TWC from Time Warner was completed pursuant to a Separation Agreement dated as of May 20, 2008 (the “Separation Agreement”) between TWC and its subsidiaries, Time Warner Entertainment Company, L.P. (“TWE”) and TW NY, and Time Warner and its subsidiaries, Warner Communications Inc. (“WCI”), Historic TW Inc. (“Historic TW”) and American Television and Communications Corporation (“ATC”). In accordance with the Separation Agreement, on February 25, 2009, Historic TW transferred its 12.43% non-voting common stock interest in TW NY to TWC in exchange for 80 million newly issued shares of TWC’s Class A common stock (the “TW NY Exchange”). On March 12, 2009, TWC paid a special cash dividend of $10.27 per share ($30.81 per share after giving effect to the 1-for-3 reverse stock split discussed below, aggregating $10.856 billion) to holders of record on March 11, 2009 of TWC’s outstanding Class A common stock and Class B common stock, which included Time Warner (the “Special Dividend”). Following the receipt by Time Warner of its share of the Special Dividend, TWC filed with the Secretary of State of the State of Delaware an amended and restated certificate of incorporation, pursuant to which, among other things, each outstanding share of TWC Class A common stock (including the shares of Class A common stock issued in the TW NY Exchange) and TWC Class B common stock was automatically converted (the “Recapitalization”) into one share of common stock, par value $0.01 per share (the “TWC Common Stock”). After the Recapitalization, TWC’s separation from Time Warner (the “Separation”) was effected as a pro rata dividend of all shares of TWC Common Stock held by Time Warner to holders of record of Time Warner’s common stock (the “Spin-Off Dividend” or the “Distribution”) as of 8:00 pm on March 12, 2009, the record date for the Spin-Off Dividend. On March 12, 2009, Time Warner deposited its shares of TWC Common Stock with an agent and, at the record date for the Spin-Off Dividend, was deemed to no longer beneficially own such shares. On March 27, 2009, the distribution date for the Spin-Off Dividend, all of these shares of TWC Common Stock were distributed. The TW NY Exchange, the Special Dividend, the Recapitalization, the Separation and the Distribution collectively are referred to as the “Separation Transactions.”
     To pay a portion of the Special Dividend, on March 12, 2009, TWC borrowed (i) the full committed amount of $1.932 billion under its 364-day senior unsecured term loan facility (the “2008 Bridge Facility”) and (ii) approximately $3.3 billion under its senior unsecured five-year revolving credit facility (the “Revolving Credit Facility”). The Company funded the remainder of the Special Dividend with approximately $5.6 billion of cash on hand. See “—March 2009 Bond Offering and Termination of Lending Commitments” below for further details regarding the termination of the 2008 Bridge Facility.
     In connection with the Separation Transactions, on March 12, 2009, the Company implemented a reverse stock split of the TWC Common Stock (the “TWC reverse stock split”) at a 1-for-3 ratio, effective immediately after the Recapitalization. The shares of TWC Common Stock distributed in the Spin-Off Dividend gave effect to both the Recapitalization and the TWC reverse stock split.
     During the three months ended March 31, 2009, the Company incurred pretax costs related to the Separation of $40 million, which consisted of direct transaction costs (e.g., legal and professional fees) of $27 million (which are included in other income (expense), net, in the accompanying consolidated statement of operations) and debt issuance costs of $13 million (which are included in interest expense, net, in the accompanying consolidated statement of operations). The debt issuance costs primarily relate to the portion of the upfront loan fees for the 2008 Bridge Facility that was expensed due to the repayment of all borrowings outstanding under, and the resulting termination of, such facility with a portion of the net proceeds of the March 2009 Bond Offering (as defined below). During the three months ended March 31, 2008, the Company incurred pretax costs related to the Separation of $2 million, which consisted of direct transaction costs (e.g., legal and professional fees).
March 2009 Bond Offering and Termination of Lending Commitments
     On March 26, 2009, TWC issued $3.0 billion in aggregate principal amount of senior unsecured notes (the “March 2009 Bond Offering”) under a shelf registration statement on Form S-3 filed during 2008 (the “Shelf Registration Statement”) with the Securities and Exchange Commission (the “SEC”) that allows TWC to offer and sell from time to time senior and subordinated debt securities and debt warrants. The March 2009 Bond Offering consisted of $1.0 billion principal amount of 7.50% notes due 2014 and $2.0 billion principal amount of 8.25% notes due 2019. TWC’s obligations under the debt securities issued in the March 2009 Bond Offering are guaranteed by TWE and TW NY.

TIME WARNER CABLE INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS
OF OPERATIONS AND FINANCIAL CONDITION—(Continued)
     The Company used $1.934 billion of the net proceeds from the March 2009 Bond Offering to repay all of the borrowings outstanding under the 2008 Bridge Facility, as well as accrued interest and commitment fees, and such facility was terminated by the parties thereto in accordance with its terms. Additionally, as a result of the March 2009 Bond Offering and the termination of the 2008 Bridge Facility, the Company terminated Time Warner’s commitment (as lender) under a two-year $1.535 billion senior unsecured supplemental term loan facility, and the credit agreement governing such facility was terminated in accordance with its terms.
     See Note 4 to the accompanying consolidated financial statements for further details regarding the March 2009 Bond Offering.
FINANCIAL STATEMENT PRESENTATION
Revenues
     The Company’s revenues consist of Subscription and Advertising revenues. Subscription revenues consist of revenues from video, high-speed data and voice services.
     Video revenues include subscriber fees for basic, expanded basic and digital services from both residential and commercial subscribers. Video revenues from digital services, or digital video revenues, include revenues from digital tiers, premium channels, transactional video-on-demand (e.g., events, movies and pay-per-view), subscription-video-on-demand and digital video recorder services. Video revenues also include related equipment rental charges, installation charges and franchise fees collected on behalf of local franchising authorities. Several ancillary items are also included within video revenues, such as commissions earned on the sale of merchandise by home shopping services and rental income earned on the leasing of antenna attachments on transmission towers owned by the Company.
     High-speed data revenues include subscriber fees from both residential and commercial subscribers, along with related home networking fees and installation charges. Additionally, high-speed data revenues include fees received from certain distributors of TWC’s Road RunnerTM high-speed data service (including cable systems managed by the Advance/Newhouse Partnership). High-speed data revenues also include fees paid to TWC by the Advance/Newhouse Partnership for managing certain functions for the Advance/Newhouse Partnership, including, among others, programming and engineering. In addition, high-speed data revenues include fees received from third-party internet service providers whose on-line services are provided to some of TWC’s customers.
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
Costs and Expenses
     Costs of revenues include the following costs directly associated with the delivery of services to subscribers or the maintenance of the Company’s delivery systems: video programming costs; high-speed data connectivity costs and certain high-speed data customer care support service costs; voice network costs; other service-related expenses, including non-administrative labor; franchise fees; and other related costs.
     Selling, general and administrative expenses include amounts not directly associated with the delivery of services to subscribers or the maintenance of the Company’s delivery systems, such as administrative labor costs, marketing expenses, billing system charges, non-plant repair and maintenance costs, other administrative overhead costs and, prior to the Separation, fees paid to Time Warner for reimbursement of certain administrative support functions.

TIME WARNER CABLE INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS
OF OPERATIONS AND FINANCIAL CONDITION—(Continued)
Use of Operating Income (Loss) before Depreciation and Amortization and Free Cash Flow
     Operating Income (Loss) before Depreciation and Amortization is a financial measure not calculated and presented in accordance with U.S. generally accepted accounting principles (“GAAP”). The Company defines Operating Income (Loss) before Depreciation and Amortization as Operating Income (Loss) before depreciation of tangible assets and amortization of intangible assets. Management utilizes Operating Income (Loss) before Depreciation and Amortization, among other measures, in evaluating the performance of the Company’s business because Operating Income (Loss) before Depreciation and Amortization eliminates the uneven effect across its business of considerable amounts of depreciation of tangible assets and amortization of intangible assets recognized in business combinations. Additionally, management utilizes Operating Income (Loss) before Depreciation and Amortization because it believes this measure provides valuable insight into the underlying performance of the Company’s individual cable systems by removing the effects of items that are not within the control of local personnel charged with managing these systems such as net income (loss) attributable to noncontrolling interests, income tax benefit (provision), other income (expense), net, and interest expense, net. In this regard, Operating Income (Loss) before Depreciation and Amortization is a significant component of measures used in the Company’s annual incentive compensation programs.
     A limitation of this measure, however, is that it does not reflect the periodic costs of certain capitalized tangible and intangible assets used in generating revenues in the Company’s business. To compensate for this limitation, management evaluates the investments in such tangible and intangible assets through other financial measures, such as capital expenditure budget variances, investment spending levels and return on capital analyses. Another limitation of this measure is that it does not reflect the significant costs borne by the Company for income taxes, debt servicing costs, the share of Operating Income (Loss) before Depreciation and Amortization related to noncontrolling interests, the results of the Company’s equity investments or other non-operational income or expense. Management compensates for this limitation through other financial measures such as a review of net income (loss) attributable to TWC and net income (loss) attributable to TWC per common share.
     Free Cash Flow is a non-GAAP financial measure. The Company defines Free Cash Flow as cash provided by operating activities (as defined under GAAP) plus excess tax benefits from the exercise of stock options, less cash provided by (used by) discontinued operations, capital expenditures, cash paid for other intangible assets, partnership distributions and principal payments on capital leases. Management uses Free Cash Flow to evaluate the Company’s business. The Company believes this measure is an important indicator of its liquidity, including its ability to reduce net debt and make strategic investments, because it reflects the Company’s operating cash flow after considering the significant capital expenditures required to operate its business. A limitation of this measure, however, is that it does not reflect payments made in connection with investments and acquisitions, which reduce liquidity. To compensate for this limitation, management evaluates such expenditures through other financial measures such as return on investment analyses.
     Both Operating Income (Loss) before Depreciation and Amortization and Free Cash Flow should be considered in addition to, not as a substitute for, the Company’s Operating Income (Loss), net income (loss) attributable to TWC and various cash flow measures (e.g., cash provided by operating activities), as well as other measures of financial performance and liquidity reported in accordance with GAAP, and may not be comparable to similarly titled measures used by other companies. A reconciliation of Operating Income (Loss) before Depreciation and Amortization to Operating Income (Loss) is presented under “Results of Operations.” A reconciliation of Free Cash Flow to cash provided by operating activities is presented under “Financial Condition and Liquidity.”

TIME WARNER CABLE INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS
OF OPERATIONS AND FINANCIAL CONDITION—(Continued)
RESULTS OF OPERATIONS
Changes in Basis of Presentation
Noncontrolling Interests
     In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“Statement”) No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51 (“FAS 160”). The provisions of FAS 160 establish accounting and reporting standards for the noncontrolling interest in a subsidiary, including the accounting treatment upon the deconsolidation of a subsidiary. The provisions of FAS 160 became effective for TWC on January 1, 2009 and have been applied prospectively, except for the provisions related to the presentation of noncontrolling interests, which have been applied retrospectively for all periods presented. During the first quarter of 2009, noncontrolling interests of $1.110 billion as of December 31, 2008 were reclassified to a component of total equity in the accompanying consolidated balance sheet. For the three months ended March 31, 2008, minority interest expense of $41 million ($24 million, net of tax) is excluded from net income in the accompanying consolidated statement of operations. Net income attributable to TWC per common share for prior periods is not impacted.
Reverse Stock Split
     In connection with the Separation Transactions, on March 12, 2009, the Company implemented the TWC reverse stock split at a 1-for-3 ratio. The Company has recast the presentation of share and per share data in the prior year financial statements to reflect the TWC reverse stock split.
Reclassifications
     Certain reclassifications have been made to the prior year’s financial information to conform to the March 31, 2009 presentation.
Recent Accounting Standards
   See Note 2 to the accompanying consolidated financial statements for other accounting standards adopted in 2009.
Three Months Ended March 31, 2009 Compared to Three Months Ended March 31, 2008
     The following discussion provides an analysis of the Company’s results of operations and should be read in conjunction with the accompanying consolidated statement of operations, as well as the consolidated financial statements and notes thereto and MD&A included in the 2008 Form 10-K.
     Revenues. Revenues by major category were as follows (in millions):

	Three Months Ended March 31,
	2009	2008	% Change
Subscription:
Video	$2,667	$2,603	2%
High-speed data	1,101	994	11%
Voice	451	366	23%

Total Subscription	4,219	3,963	6%
Advertising	145	197	(26%)

Total	$4,364	$4,160	5%

TIME WARNER CABLE INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS
OF OPERATIONS AND FINANCIAL CONDITION—(Continued)
     Selected subscriber-related statistics were as follows (in thousands):

	March 31,
	2009	2008	% Change
Video(a)	13,105	13,306	(2%)
Residential high-speed data(b)(c)	8,669	7,924	9%
Commercial high-speed data(b)(c)	283	280	1%
Residential Digital Phone(c)(d)	3,913	3,170	23%
Commercial Digital Phone(c)(d)	38	10	280%
Primary service units(e)	26,008	24,690	5%
Digital video(f)	8,748	8,283	6%
Revenue generating units(g)	34,756	32,973	5%
Customer relationships(h)	14,663	14,722	—
Double play(i)	4,854	4,748	2%
Triple play(j)	3,245	2,610	24%

(a)	Video subscriber numbers reflect billable subscribers who receive at least basic video service.

(b)	High-speed data subscriber numbers reflect billable subscribers who receive TWC’s Road Runner high-speed data service or any of the other high-speed data services offered by TWC.

(c)	The determination of whether a high-speed data or Digital Phone subscriber is categorized as commercial or residential is generally based upon the type of service provided to that subscriber. For example, if TWC provides a commercial service, the subscriber is classified as commercial.

(d)	Digital Phone subscriber numbers reflect billable subscribers who receive an IP-based telephony service.

(e)	Primary service unit numbers represent the total of all video, high-speed data and voice subscribers.

(f)	Digital video subscriber numbers reflect billable video subscribers who receive any level of video service at their dwelling or commercial establishment via digital transmissions.

(g)	Revenue generating unit numbers represent the total of all basic video, digital video, high-speed data and voice subscribers.

(h)	Customer relationships represent the number of subscribers who receive at least one level of service, encompassing video, high-speed data and voice services, without regard to the number of services purchased. For example, a subscriber who purchases only high-speed data service and no video service will count as one customer relationship, and a subscriber who purchases both video and high-speed data services will also count as only one customer relationship.

(i)	Double play subscriber numbers reflect customers who subscribe to two of the Company’s primary services.

(j)	Triple play subscriber numbers reflect customers who subscribe to all three of the Company’s primary services.
     Subscription revenues increased as a result of increases in video, high-speed data and voice revenues. The increase in video revenues was primarily due to video price increases and the continued growth of digital video subscriptions, which was partially offset by a decrease in basic video subscribers (including the impact of the sale of a group of small cable systems in December 2008) and a decline in premium channel and transactional video-on-demand revenues. Commercial video revenues were $60 million and $59 million for the three months ended March 31, 2009 and 2008, respectively. Additional information regarding the major components of video revenues was as follows (in millions):

	Three Months Ended March 31,
	2009	2008	% Change
Basic video services	$1,575	$1,551	2%
Digital video services	643	632	2%
Equipment rental and installation charges	295	269	10%
Franchise fees	118	112	5%
Other	36	39	(8%)

Total	$2,667	$2,603	2%

     High-speed data revenues increased primarily due to growth in residential high-speed data subscribers and an increase in average revenues per commercial subscriber. Commercial high-speed data revenues were $140 million and $120 million for the three months ended March 31, 2009 and 2008, respectively.
     The increase in voice revenues was due to growth in Digital Phone subscribers, partially offset by a decrease in average revenues per subscriber. Commercial voice revenues were $13 million and $3 million for the three months ended March 31, 2009 and 2008, respectively.

TIME WARNER CABLE INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS
OF OPERATIONS AND FINANCIAL CONDITION—(Continued)
     Average monthly subscription revenues (which includes video, high-speed data and voice revenues) per video subscriber (“subscription ARPU”) increased 8% to $107.60 for the three months ended March 31, 2009 from $99.65 for the three months ended March 31, 2008. This increase was primarily a result of the increased penetration of digital video, high-speed data and Digital Phone and higher video prices, partially offset by lower average voice revenues per Digital Phone subscriber, as discussed above. Average monthly subscription revenues per customer relationship increased to $96.26 for the three months ended March 31, 2009 from $90.17 for the three months ended March 31, 2008. Average monthly subscription revenues per revenue generating unit remained essentially flat at $40.85 for the three months ended March 31, 2009 as compared to $40.68 for the three months ended March 31, 2008.
     Advertising revenues decreased primarily due to a decline in Advertising revenues from national, regional and local businesses. The Company expects that Advertising revenues will decline in 2009 due to lower political advertising revenues and continued weakness in Advertising revenues from national, regional and local businesses.
     Costs of revenues. The major components of costs of revenues were as follows (in millions):

	Three Months Ended March 31,
	2009	2008	% Change
Video programming	$1,003	$929	8%
Employee	619	584	6%
High-speed data	33	40	(18%)
Voice	152	128	19%
Franchise fees	118	112	5%
Other direct operating costs	202	214	(6%)

Total	$2,127	$2,007	6%

     Costs of revenues increased 6%, primarily related to increases in video programming, employee and voice costs. As a percentage of revenues, costs of revenues were 49% for the three months ended March 31, 2009 compared to 48% for the three months ended March 31, 2008.
     The increase in video programming costs was primarily due to contractual rate increases and the expansion of service offerings, partially offset by lower costs resulting from a decline in basic video subscribers and a decline in subscriptions to premium channels and transactional video-on-demand purchases. Average programming costs per basic video subscriber increased 9% to $25.56 per month for the three months ended March 31, 2009 from $23.37 per month for the three months ended March 31, 2008. The Company expects video programming costs to increase in 2009 at a rate greater than that experienced in 2008, reflecting programming rate increases on existing services, costs associated with retransmission consent agreements, digital video subscriber growth and the expansion of service offerings.
     Employee costs increased primarily due to higher headcount resulting from the continued growth of digital video, high-speed data and Digital Phone services, as well as salary increases and an increase in pension expense.
     High-speed data costs consist of the direct costs associated with the delivery of high-speed data services, including network connectivity costs. High-speed data costs decreased primarily due to a decline in certain customer care support service costs.
     Voice costs consist of the direct costs associated with the delivery of voice services, including network connectivity costs. Voice costs increased primarily due to growth in Digital Phone subscribers.
     Selling, general and administrative expenses. The major components of selling, general and administrative expenses were as follows (in millions):

	Three Months Ended March 31,
	2009	2008	% Change
Employee	$308	$308	—
Marketing	140	158	(11%)
Other	282	283	—

Total	$730	$749	(3%)

TIME WARNER CABLE INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS
OF OPERATIONS AND FINANCIAL CONDITION—(Continued)
     Selling, general and administrative expenses decreased primarily as a result of lower marketing costs. Employee costs remained flat as an increase in pension expense was primarily offset by lower incentive compensation expense.
     Restructuring costs. The results for three months ended March 31, 2009 and 2008 included restructuring costs of $43 million and $2 million, respectively. During the first quarter of 2009, TWC began a significant restructuring, primarily consisting of headcount reductions, and expects to incur total restructuring charges of approximately $75 million during 2009, including the $43 million incurred during the first quarter of 2009. The Company expects to eliminate approximately 1,200 positions during 2009, of which approximately 600 positions were terminated during the first quarter of 2009.
     Reconciliation of Operating Income to Operating Income before Depreciation and Amortization. The following table reconciles Operating Income to Operating Income before Depreciation and Amortization. In addition, the table provides the components from Operating Income to net income attributable to TWC for purposes of the discussions that follow (in millions):

	Three Months Ended March 31,
	2009	2008	% Change
		(recast)
Net income attributable to TWC	$164	$242	(32%)
Plus: Net income attributable to noncontrolling interests	20	24	(17%)

Net income	184	266	(31%)
Income tax provision	191	182	5%

Income before income taxes	375	448	(16%)
Interest expense, net	290	199	46%
Other expense (income), net	51	(11)	NM

Operating Income	716	636	13%
Depreciation	691	701	(1%)
Amortization	57	65	(12%)

Operating Income before Depreciation and Amortization	$1,464	$1,402	4%

NM—Not meaningful.
     Operating Income before Depreciation and Amortization. Operating Income before Depreciation and Amortization increased principally as a result of revenue growth (particularly growth in high margin high-speed data revenues), partially offset by higher costs of revenues and restructuring costs, as discussed above.
     Depreciation expense. The decrease in depreciation expense was primarily associated with certain property, plant and equipment acquired in the 2006 transactions with Adelphia Communications Corporation and Comcast Corporation that was fully depreciated subsequent to March 31, 2008, partially offset by purchases of customer premise equipment, scalable infrastructure and line extensions occurring during or subsequent to the first quarter of 2008.
     Amortization expense. Amortization expense in the first quarter of 2009 benefited from an approximate $11 million adjustment to reduce excess amortization recorded in prior years.
     Operating Income. Operating Income increased primarily due to the increase in Operating Income before Depreciation and Amortization and the decrease in depreciation expense and amortization expense, as discussed above.
     Interest expense, net. Interest expense, net, increased primarily due to higher average debt outstanding during the quarter. Additionally, interest expense, net, for the three months ended March 31, 2009 included $13 million of debt issuance costs primarily related to the portion of the upfront loan fees for the 2008 Bridge Facility that was expensed due to the repayment of all borrowings outstanding under, and the resulting termination of, such facility with a portion of the net proceeds of the March 2009 Bond Offering. As a result of the debt incurred to finance the Special Dividend, including the 2008 Bond Offerings and the March 2009 Bond Offering, the Company expects that interest expense, net, will increase significantly during the remainder of 2009 as compared to 2008.

TIME WARNER CABLE INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS
OF OPERATIONS AND FINANCIAL CONDITION—(Continued)
     Other expense (income), net. Other expense (income), net, detail is shown in the table below (in millions):

	Three Months Ended March 31,
	2009	2008
Direct transaction costs related to the Separation Transactions(a)	$27	$2
Loss (income) from equity investments, net	13	(5)
Impairment of investment in The Reserve Fund(b)	10	—
Investment losses (gains)(c)	—	(9)
Other	1	1

Other expense (income), net	$51	$(11)

(a)	Amounts primarily consist of legal and professional fees.

(b)	See “Financial Condition and Liquidity—Current Financial Condition” for additional discussion about The Reserve Fund.

(c)	2008 amount consists of a $9 million gain recorded on the sale of a cost-method investment.
     The change in loss (income) from equity investments, net was primarily due to the impact of losses incurred during the first quarter of 2009 by Clearwire Communications LLC, an equity-method investment of the Company.
     Income tax provision. TWC’s income tax provision has been prepared as if the Company operated as a stand-alone taxpayer for all periods presented. For the three months ended March 31, 2009 and 2008, the Company recorded income tax provisions of $191 million and $182 million, respectively. The effective tax rate was 51% and 41% for the three months ended March 31, 2009 and 2008, respectively. The increase in the effective tax rate was primarily a result of the passage of the California state budget during the first quarter of 2009 that, in part, changed the methodology of income tax apportionment in California. This tax law change resulted in an increase in state deferred tax liabilities and a corresponding noncash tax provision of $38 million, which was recorded in the first quarter of 2009. Absent this tax law change, the effective tax rate for the three months ended March 31, 2009 would have been 41%.
     Net income attributable to noncontrolling interests. Net income attributable to noncontrolling interests decreased slightly principally due to the changes in the ownership structure of the Company as a result of the TW NY Exchange, which occurred in February 2009. Due to these changes, the Company expects that net income attributable to noncontrolling interests will decrease significantly during the remainder of 2009.
     Net income attributable to TWC and basic and diluted net income attributable to TWC per common share. Net income attributable to TWC was $164 million for the three months ended March 31, 2009 compared to $242 million for the three months ended March 31, 2008. Basic and diluted net income attributable to TWC per common share were both $0.48 for the three months ended March 31, 2009 compared to $0.74 for the three months ended March 31, 2008. Net income attributable to TWC and net income attributable to TWC per common share decreased primarily due to an increase in interest expense, net and the change in other expense (income), net, partially offset by an increase in Operating Income, each as discussed above.
FINANCIAL CONDITION AND LIQUIDITY
     Management believes that cash generated by or available to TWC should be sufficient to fund its capital and liquidity needs for the foreseeable future. There are no significant maturities of the Company’s long-term debt prior to February 2011. TWC’s sources of cash include cash provided by operating activities, cash and equivalents on hand, borrowing capacity under its committed credit facilities and commercial paper program, as well as access to capital markets.
     TWC’s unused committed capacity was $3.688 billion as of March 31, 2009, reflecting $396 million of cash and equivalents and $3.292 billion of available borrowing capacity under the Company’s $5.875 billion Revolving Credit Facility.

TIME WARNER CABLE INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS
OF OPERATIONS AND FINANCIAL CONDITION—(Continued)
Current Financial Condition
     As of March 31, 2009, the Company had $23.158 billion of debt, $396 million of cash and equivalents (net debt of $22.762 billion, defined as total debt less cash and equivalents), $300 million of mandatorily redeemable non-voting Series A Preferred Equity Membership Units (the “TW NY Cable Preferred Membership Units”) issued by a subsidiary of TWC, Time Warner NY Cable LLC (“TW NY Cable”), and $7.581 billion of total TWC shareholders’ equity. As of December 31, 2008, the Company had $17.728 billion of debt, $5.449 billion of cash and equivalents (net debt of $12.279 billion), $300 million of TW NY Cable Preferred Membership Units and $17.164 billion of total TWC shareholders’ equity.
     The following table shows the significant items contributing to the increase in net debt from December 31, 2008 to March 31, 2009 (in millions):

Balance as of December 31, 2008(a)	$12,279
Payment of the Special Dividend	10,856
Cash provided by operating activities	(1,141)
Capital expenditures	769
All other, net	(1)

Balance as of March 31, 2009(a)	$22,762

(a)
Amounts include unamortized fair value adjustments of $111 million and $114 million as of March 31, 2009 and December 31, 2008, respectively, which include the fair value adjustment recognized as a result of the merger of America Online, Inc. (now known as AOL LLC) and Time Warner Inc. (now known as Historic TW Inc.).

     As discussed in “Overview—Recent Developments—March 2009 Bond Offering and Termination of Lending Commitments,” the Shelf Registration Statement on file with the SEC allows TWC to offer and sell from time to time senior and subordinated debt securities and debt warrants.
     The Company invests its cash and equivalents in a combination of money market, government and treasury funds, as well as bank certificates of deposit, in accordance with the Company’s investment policy of diversifying its investments and limiting the amount of its investments in a single entity or fund. Consistent with the foregoing, the Company invested a portion of the net cash proceeds of its June 2008 public bond offering in The Reserve Fund’s Primary Fund (“The Reserve Fund”). On the morning of September 15, 2008, the Company requested a full redemption of its $490 million investment in The Reserve Fund, but the redemption request was not honored. On September 22, 2008, The Reserve Fund announced that redemptions of shares were suspended pursuant to an SEC order requested by The Reserve Fund so that an orderly liquidation could be effected. Through March 31, 2009, the Company received $419 million from The Reserve Fund representing its pro rata share of partial distributions made by The Reserve Fund. The Company believes that it is legally entitled to a return of its entire investment in The Reserve Fund. However, during the first quarter of 2009, The Reserve Fund announced that it was establishing a $3.5 billion special reserve for legal and other costs that would not be distributed to investors until all claims are resolved. As a result, the Company recorded a $10 million impairment of its investment in The Reserve Fund during the first quarter of 2009, which is included in other income (expense), net, in the accompanying consolidated statement of operations. The $61 million receivable from The Reserve Fund as of March 31, 2009 is classified as prepaid expenses and other current assets in the accompanying consolidated balance sheet. On April 3, 2009, the Company commenced a lawsuit in the New York State Supreme Court against The Reserve Fund alleging, among other things, that The Reserve Fund has breached its contractual obligations to the Company and seeking full payment of the amount of its outstanding obligation with interest. On April 17, 2009, the Company received an additional $22 million from The Reserve Fund bringing its remaining receivable to $39 million.
Cash Flows
     Cash and equivalents decreased by $5.053 billion and $6 million for the three months ended March 31, 2009 and 2008, respectively. Components of these changes are discussed below in more detail.

TIME WARNER CABLE INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS
OF OPERATIONS AND FINANCIAL CONDITION—(Continued)
Operating Activities
     Details of cash provided by operating activities are as follows (in millions):

	Three Months Ended March 31,
	2009	2008
Operating Income before Depreciation and Amortization	$1,464	$1,402
Net interest payments(a)	(360)	(212)
Pension plan contributions	(41)	(50)
Noncash equity-based compensation	35	34
Restructuring accruals (payments), net	24	(2)
Net income taxes refunded(b)	22	1
All other, net, including working capital changes	(3)	13

Cash provided by operating activities	$1,141	$1,186

(a)	Amounts include interest income received of $4 million and $3 million for the three months ended March 31, 2009 and 2008, respectively.

(b)	Amounts include income taxes paid of $2 million and $1 million for the three months ended March 31, 2009 and 2008, respectively.
     Cash provided by operating activities decreased from $1.186 billion for the three months ended March 31, 2008 to $1.141 billion for the three months ended March 31, 2009. This decrease was primarily related to an increase in net interest payments, partially offset by an increase in Operating Income before Depreciation and Amortization (as previously discussed), the change in restructuring accruals (payments), net and an increase in net income taxes refunded. The increase in net interest payments resulted from higher average debt outstanding during the first quarter of 2009, as well as the timing of interest payments. Net income taxes refunded benefited from a net reimbursement from Time Warner in accordance with a tax sharing arrangement between TWC and Time Warner.
     Net income taxes paid in 2009 is expected to benefit from the impact of the accelerated depreciation deductions provided by the American Recovery and Reinvestment Act of 2009, partially offset by the reversal of a portion of similar benefits received in 2008 from the Economic Stimulus Act of 2008. These Acts provide for a first year bonus depreciation deduction of 50% of the cost of the Company’s qualified capital expenditures for the year.
     As a result of the 2008 Bond Offerings and the March 2009 Bond Offering, the Company expects that its net interest payments will continue to increase significantly during the remainder of 2009 as compared to 2008.
     The Company anticipates making discretionary cash contributions of at least $150 million to its funded defined benefit pension plans during 2009, subject to market conditions and other considerations, $40 million of which has been contributed as of March 31, 2009.
Investing Activities
     Details of cash used by investing activities are as follows (in millions):

	Three Months Ended March 31,
	2009	2008
Investments and acquisitions, net of cash acquired and distributions received:
The Reserve Fund	$32	$—
SpectrumCo(a)	(22)	(2)
All other	(1)	(3)
Capital expenditures	(769)	(846)
Other investing activities	1	10

Cash used by investing activities	$(759)	$(841)

(a)
2009 amount represents a contribution of $22 million to SpectrumCo LLC (“SpectrumCo”) to fund the Company’s share of a $70 million payment to Cox Communications, Inc. (“Cox”) to redeem a 10.9% interest in SpectrumCo held by an affiliate of Cox. Cox also received advanced wireless spectrum (“AWS”) licenses, principally covering areas in which Cox has cable services. Following the closing of the Cox transaction, SpectrumCo’s licenses cover 20 MHz of AWS in over 80% of the continental United States and Hawaii.

TIME WARNER CABLE INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS
OF OPERATIONS AND FINANCIAL CONDITION—(Continued)
     Cash used by investing activities decreased from $841 million for the three months ended March 31, 2008 to $759 million for the three months ended March 31, 2009. This decrease was principally due to a decrease in capital expenditures. The Company expects that capital expenditures will be lower in 2009 as compared to 2008.
     TWC’s capital expenditures included the following major categories (in millions):

	Three Months Ended March 31,
	2009	2008
Customer premise equipment(a)	$360	$446
Scalable infrastructure(b)	147	104
Line extensions(c)	67	87
Upgrades/rebuilds(d)	41	63
Support capital(e)	154	146

Total capital expenditures	$769	$846

(a)
Amounts represent costs incurred in the purchase and installation of equipment that resides at a customer’s home or business for the purpose of receiving/sending video, high-speed data and/or voice signals. Such equipment includes digital (including high-definition) set-top boxes, remote controls, high-speed data modems, telephone modems and the costs of installing such new equipment. Customer premise equipment also includes materials and labor incurred to install the “drop” cable that connects a customer’s dwelling or business to the closest point of the main distribution network.

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

(e)
Amounts represent all other capital purchases required to run day-to-day operations. These costs typically include vehicles, land and buildings, computer hardware/software, office equipment, furniture and fixtures, tools and test equipment. Amounts include capitalized software costs of $32 million and $48 million for the three months ended March 31, 2009 and 2008, respectively.

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
Financing Activities
     Details of cash used by financing activities are as follows (in millions):

	Three Months Ended March 31,
	2009	2008
Borrowings (repayments), net(a)	$—	$166
Borrowings	8,614	141
Repayments	(3,182)	(655)
Debt issuance costs	(11)	—
Payment of Special Dividend	(10,856)	—
Other financing activities	—	(3)

Cash used by financing activities	$(5,435)	$(351)

(a)	Borrowings (repayments), net, reflects borrowings under the Company’s commercial paper program with original maturities of three months or less, net of repayments of such borrowings.

TIME WARNER CABLE INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS
OF OPERATIONS AND FINANCIAL CONDITION—(Continued)
     Cash used by financing activities increased from $351 million for the three months ended March 31, 2008 to $5.435 billion for the three months ended March 31, 2009. The increase was principally due to the payment of the Special Dividend, partially offset by the net proceeds of the March 2009 Bond Offering and borrowings under the Revolving Credit Facility.
Free Cash Flow
     Reconciliation of Cash provided by operating activities to Free Cash Flow. The following table reconciles Cash provided by operating activities to Free Cash Flow (in millions):

	Three Months Ended March 31,
	2009	2008
Cash provided by operating activities	$1,141	$1,186
Add: Excess tax benefit from exercise of stock options	—	—
Less:
Capital expenditures	(769)	(846)
Cash paid for other intangible assets	(5)	(8)
Partnership tax distributions, stock option distributions and principal payments on capital leases	—	(1)

Free Cash Flow	$367	$331

     Free Cash Flow increased from $331 million for the three months ended March 31, 2008 to $367 million for the three months ended March 31, 2009, primarily as a result of a decrease in capital expenditures, partially offset by a decrease in cash provided by operating activities, as discussed above.
Outstanding Debt and Mandatorily Redeemable Preferred Equity and Available Financial Capacity
     Debt and mandatorily redeemable preferred equity as of March 31, 2009 and December 31, 2008 were as follows:

	Interest Rate at			Outstanding Balance as of
	March 31,			March 31,	December 31,
	2009		Maturity	2009	2008
				(in millions)
Credit facilities(a)	1.003	%(b)	2011	$5,495	$3,045
TWE notes and debentures(c)	7.818	%(b)	2012-2033	2,711	2,714
TWC notes and debentures	7.042	%(b)	2012-2038	14,940	11,956
Capital leases and other(d)				12	13

Total debt				23,158	17,728
TW NY Cable Preferred Membership Units	8.210%		2013	300	300

Total debt and mandatorily redeemable preferred equity				$23,458	$18,028

(a)
TWC’s unused committed capacity was $3.688 billion as of March 31, 2009, reflecting $396 million in cash and equivalents and $3.292 billion of available borrowing capacity under the Revolving Credit Facility (which reflects a reduction of $133 million for outstanding letters of credit backed by the Revolving Credit Facility).

(b)	Rate represents an effective weighted-average interest rate.

(c)	Outstanding balance amount as of March 31, 2009 and December 31, 2008 includes an unamortized fair value adjustment of $111 million and $114 million, respectively.

(d)	Amount includes $1 million of debt due within one year as of December 31, 2008 (none as of March 31, 2009), which primarily relates to capital lease obligations.
     See “Overview—Recent Developments—March 2009 Bond Offering and Termination of Lending Commitments” and Note 4 to the accompanying consolidated financial statements for further details regarding the Company’s outstanding debt and mandatorily redeemable preferred equity and other financing arrangements, including certain information about maturities, covenants, rating triggers and bank credit agreement leverage ratios relating to such debt and financing arrangements.

TIME WARNER CABLE INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS
OF OPERATIONS AND FINANCIAL CONDITION—(Continued)
Lending Commitments
     Lehman Brothers Bank, FSB (“LBB”), a subsidiary of Lehman Brothers Holding Inc. (“Lehman”), was a lender under the Revolving Credit Facility. On September 15, 2008, Lehman filed a petition under Chapter 11 of the U.S. Bankruptcy Code with the U.S. Bankruptcy Court for the Southern District of New York. On March 3, 2009, the Company entered into an amendment to the Revolving Credit Facility to terminate LBB’s $125 million commitment under such facility. As a result of this termination, the borrowing capacity under the Revolving Credit Facility was reduced from $6.000 billion to $5.875 billion.
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
     Various factors could adversely affect the operations, business or financial results of TWC in the future and cause TWC’s actual results to differ materially from those contained in the forward-looking statements, including those factors discussed in detail in Item 1A, “Risk Factors,” in the 2008 Form 10-K, and in TWC’s other filings made from time to time with the SEC after the date of this report. In addition, the Company operates in a highly competitive, consumer and technology-driven and rapidly changing business. The Company’s business is affected by government regulation, economic, strategic, political and social conditions, consumer response to new and existing products and services, technological developments and, particularly in view of new technologies, its continued ability to protect and secure any necessary intellectual property rights. TWC’s actual results could differ materially from management’s expectations because of changes in such factors.
     Further, lower than expected valuations associated with the Company’s cash flows and revenues may result in the Company’s inability to realize the value of recorded intangibles and goodwill. Additionally, achieving the Company’s financial objectives could be adversely affected by the factors discussed in detail in Item 1A, “Risk Factors,” in the 2008 Form 10-K, as well as:
•	a longer than anticipated continuation of the current economic slowdown or further deterioration in the economy;

•	any reduction in the Company’s ability to access the capital markets for debt securities or bank financings, including as a result of current liquidity issues affecting the capital markets;

•	the impact of terrorist acts and hostilities;

•	changes in the Company’s plans, strategies and intentions;

•	the impacts of significant acquisitions, dispositions and other similar transactions; and

•	the failure to meet earnings expectations.

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
Changes in Internal Control Over Financial Reporting
     There have not been any changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2009 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

TIME WARNER CABLE INC.
CONSOLIDATED BALANCE SHEET
(Unaudited)

	March 31,	December 31,
	2009	2008
		(recast)
	(in millions)
ASSETS
Current assets:
Cash and equivalents	$396	$5,449
Receivables, less allowances of $96 million and $90 million as of March 31, 2009 and December 31, 2008, respectively	526	692
Receivables from affiliated parties	—	161
Deferred income tax assets	141	156
Prepaid expenses and other current assets	279	201

Total current assets	1,342	6,659
Investments	917	895
Property, plant and equipment, net	13,461	13,537
Intangible assets subject to amortization, net	444	493
Intangible assets not subject to amortization	24,091	24,094
Goodwill	2,103	2,101
Other assets	166	110

Total assets	$42,524	$47,889

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$357	$546
Deferred revenue and subscriber-related liabilities	167	156
Payables to affiliated parties	56	209
Accrued programming expense	678	530
Other current liabilities	1,317	1,432

Total current liabilities	2,575	2,873
Long-term debt	23,158	17,727
Mandatorily redeemable preferred equity membership units issued by a subsidiary	300	300
Deferred income tax liabilities, net	8,334	8,193
Other liabilities	572	522
Commitments and contingencies (Note 8)
TWC shareholders’ equity:
Class A common stock, $0.01 par value, 0 shares and 300.7 million shares issued and outstanding as of March 31, 2009 and December 31, 2008, respectively	—	3
Class B common stock, $0.01 par value, 0 shares and 25.0 million shares issued and outstanding as of March 31, 2009 and December 31, 2008, respectively	—	—
Common stock, $0.01 par value, 352.3 million shares and 0 shares issued and outstanding as of March 31, 2009 and December 31, 2008, respectively	4	—
Paid-in capital	9,753	19,514
Accumulated other comprehensive loss, net	(457)	(467)
Accumulated deficit	(1,719)	(1,886)

Total TWC shareholders’ equity	7,581	17,164
Noncontrolling interests	4	1,110

Total equity	7,585	18,274

Total liabilities and equity	$42,524	$47,889

See accompanying notes.

TIME WARNER CABLE INC.
CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)

	Three Months Ended
	March 31,
	2009	2008
		(recast)
	(in millions,
	except per share data)

Revenues:
Subscription:
Video	$2,667	$2,603
High-speed data	1,101	994
Voice	451	366

Total Subscription	4,219	3,963
Advertising	145	197

Total revenues(a)	4,364	4,160
Costs and expenses:
Costs of revenues(a)(b)	2,127	2,007
Selling, general and administrative(a)(b)	730	749
Depreciation	691	701
Amortization	57	65
Restructuring costs	43	2

Total costs and expenses	3,648	3,524

Operating Income	716	636
Interest expense, net	(290)	(199)
Other income (expense), net	(51)	11

Income before income taxes	375	448
Income tax provision	(191)	(182)

Net income	184	266
Less: Net income attributable to noncontrolling interests	(20)	(24)

Net income attributable to TWC	$164	$242

Net income attributable to TWC per common share:
Basic	$0.48	$0.74

Diluted	$0.48	$0.74

Average common shares outstanding:
Basic	339.0	325.6

Diluted	339.6	325.8

Special cash dividend declared and paid per share of common stock	$30.81	$—

(a)	Includes the following income (expenses) resulting from transactions with affiliated parties:

	Three Months Ended
	March 31,
	2009	2008
	(in millions)
Revenues	$5	$3
Costs of revenues	(228)	(270)
Selling, general and administrative	(3)	(4)

(b)	Costs of revenues and selling, general and administrative expenses exclude depreciation.
See accompanying notes.

TIME WARNER CABLE INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	Three Months Ended
	March 31,
	2009	2008
		(recast)
	(in millions)

OPERATING ACTIVITIES
Net income	$184	$266
Adjustments for noncash and nonoperating items:
Depreciation and amortization	748	766
Pretax gain on asset sales	—	(9)
Loss from equity investments, net of cash distributions	17	—
Deferred income taxes	145	147
Equity-based compensation	35	34
Changes in operating assets and liabilities, net of acquisitions:
Receivables	173	104
Accounts payable and other liabilities	(112)	(66)
Other changes	(49)	(56)

Cash provided by operating activities	1,141	1,186

INVESTING ACTIVITIES
Investments and acquisitions, net of cash acquired and distributions received	9	(5)
Capital expenditures	(769)	(846)
Proceeds from asset sales	1	10

Cash used by investing activities	(759)	(841)

FINANCING ACTIVITIES
Borrowings (repayments), net(a)	—	166
Borrowings(b)	8,614	141
Repayments(b)	(3,182)	(655)
Debt issuance costs	(11)	—
Payment of special cash dividend	(10,856)	—
Other financing activities	—	(3)

Cash used by financing activities	(5,435)	(351)

Decrease in cash and equivalents	(5,053)	(6)
Cash and equivalents at beginning of period	5,449	232

Cash and equivalents at end of period	$396	$226

(a)	Borrowings (repayments), net, reflects borrowings under TWC’s commercial paper program with original maturities of three months or less, net of repayments of such borrowings.

(b)	Amounts represent borrowings and repayments related to debt instruments with original maturities greater than three months.
See accompanying notes.

TIME WARNER CABLE INC.
CONSOLIDATED STATEMENT OF EQUITY
(Unaudited)

	Three Months Ended March 31, 2009			Three Months Ended March 31, 2008
	TWC			TWC
	Shareholders’	Noncontrolling	Total	Shareholders’	Noncontrolling	Total
	Equity	Interests	Equity	Equity	Interests	Equity
		(in millions)		(recast, in millions)
BALANCE AT BEGINNING OF PERIOD	$17,164	$1,110	$18,274	$24,706	$1,724	$26,430
Net income	164	20	184	242	24	266
Other comprehensive income(a)	10	—	10	3	—	3

Comprehensive income	174	20	194	245	24	269
Equity-based compensation	33	2	35	32	2	34
Redemption of Historic TW’s interest in TW NY	1,128	(1,128)	—	—	—	—
Special cash dividend ($30.81 per common share)	(10,856)	—	(10,856)	—	—	—
Retained distribution related to unvested restricted stock units	(46)	—	(46)	—	—	—
Impact of adopting new accounting pronouncements(b)	—	—	—	(1)	—	(1)
Other changes	(16)	—	(16)	15	1	16

BALANCE AT END OF PERIOD	$7,581	$4	$7,585	$24,997	$1,751	$26,748

(a)	The amounts primarily relate to changes in underfunded/unfunded pension benefit obligations.

(b)
The amount for the three months ended March 31, 2008 relates to the impact of adopting the provisions of EITF Issue No. 06-10, Accounting for Collateral Assignment Split-Dollar Life Insurance Arrangements.

See accompanying notes.

TIME WARNER CABLE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1.     DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION
Description of Business
     Time Warner Cable Inc. (together with its subsidiaries, “TWC” or the “Company”) is the second-largest cable operator in the U.S., with technologically advanced, well-clustered systems located mainly in five geographic areas – New York State (including New York City), the Carolinas, Ohio, southern California (including Los Angeles) and Texas. As of March 31, 2009, TWC served approximately 14.7 million residential and commercial customers who subscribed to one or more of its video, high-speed data and voice services, representing approximately 34.8 million revenue generating units.
     As of December 31, 2008, Time Warner Inc. (“Time Warner”) owned approximately 84% of the common stock of TWC (representing a 90.6% voting interest), and also owned an indirect 12.43% non-voting common stock interest in TW NY Cable Holding Inc. (“TW NY”), a subsidiary of TWC. Additionally, the financial results of TWC were consolidated by Time Warner. As discussed further in Note 3, on March 12, 2009, TWC completed its separation from Time Warner. As a result of the separation, Time Warner no longer has an ownership interest in TWC.
     TWC principally offers three services – video, high-speed data and voice – over its broadband cable systems. TWC markets its services separately and in “bundled” packages of multiple services and features. As of March 31, 2009, 55% of TWC’s customers subscribed to two or more of its primary services, including 22% of its customers who subscribed to all three primary services. In addition to its residential services, TWC offers commercial customers video, high-speed data, voice and networking and transport services. During the three months ended March 31, 2009, TWC generated over $200 million of revenues from its commercial services. In addition, TWC sells advertising to a variety of national, regional and local advertising customers.
     Video is TWC’s largest service in terms of revenues generated and, as of March 31, 2009, TWC had approximately 13.1 million video subscribers, of which approximately 8.7 million subscribed to TWC’s digital video service. Although providing video services is a competitive and highly penetrated business, TWC expects to continue to increase video revenues through the offering of digital video services, as well as through price increases.
     As of March 31, 2009, TWC had approximately 8.7 million residential high-speed data subscribers. TWC also offers commercial high-speed data services and had 283,000 commercial high-speed data subscribers as of March 31, 2009.
     As of March 31, 2009, TWC had approximately 3.9 million residential Digital Phone subscribers. TWC also offers its commercial Digital Phone service, Business Class Phone, in nearly all of its operating areas and had 38,000 commercial Digital Phone subscribers as of March 31, 2009.
Basis of Presentation
Changes in Basis of Presentation
     TWC Reverse Stock Split. As discussed more fully in Note 3, in connection with TWC’s separation from Time Warner, on March 12, 2009, the Company implemented a reverse stock split of TWC common stock (the “TWC reverse stock split”) at a 1-for-3 ratio. The Company has recast the presentation of share and per share data in the prior year financial statements to reflect the TWC reverse stock split.
     Transactions with Affiliated Parties. As discussed more fully in Note 3, upon completion of TWC’s separation from Time Warner, Time Warner and its affiliates are no longer related parties to TWC. For the periods prior to TWC’s separation from Time Warner, TWC has disclosed transactions with Time Warner and its affiliates in the financial statements as related party transactions.
Basis of Consolidation
     The consolidated financial statements include 100% of the assets, liabilities, revenues, expenses and cash flows of TWC and all entities in which TWC has a controlling voting interest. Prior to TWC’s separation from Time Warner on March 12, 2009, the consolidated financial statements also include allocations of certain Time Warner corporate costs

TIME WARNER CABLE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
deemed reasonable by management to present the Company’s consolidated financial position, results of operations, cash flows and changes in equity on a stand-alone basis. The Time Warner corporate costs include specified administrative services, including selected tax, human resources, legal, information technology, treasury, financial, public policy and corporate and investor relations services, and approximate Time Warner’s estimated cost for services rendered. In accordance with Financial Accounting Standards Board (“FASB”) Interpretation No. 46 (revised 2003), Consolidation of Variable Interest Entities—an interpretation of ARB No. 51, the consolidated financial statements include the results of Time Warner Entertainment-Advance/Newhouse Partnership (“TWE-A/N”) only for the systems that are controlled by TWC and for which TWC holds an economic interest. Intercompany accounts and transactions between consolidated companies have been eliminated in consolidation.
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
Reclassifications
     Certain reclassifications have been made to the prior year’s financial information to conform to the March 31, 2009 presentation.
Interim Financial Statements
     The consolidated financial statements are unaudited; however, in the opinion of management, they contain all the adjustments (consisting of those of a normal recurring nature) considered necessary to present fairly the financial position, results of operations and cash flows for the periods presented in conformity with GAAP applicable to interim periods. The consolidated financial statements should be read in conjunction with the audited consolidated financial statements of TWC included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 (the “2008 Form 10-K”).
Net Income Attributable to TWC per Common Share
     Basic net income attributable to TWC per common share is computed by dividing net income attributable to TWC by the weighted average of common shares outstanding during the period. For the three months ended March 31, 2008, weighted-average common shares include shares of Class A common stock and Class B common stock. Diluted net income attributable to TWC per common share adjusts basic net income attributable to TWC per common share for the effects of stock options and restricted stock units only in the periods in which such effect is dilutive. Set forth below is a reconciliation of basic and diluted net income attributable to TWC per common share (in millions, except per share data):

	Three Months Ended
	March 31,
	2009	2008
		(recast)
Net income attributable to TWC	$164	$242

Average common shares outstanding—basic	339.0	325.6
Dilutive effect of equity awards	0.6	0.2

Average common shares outstanding—diluted	339.6	325.8

Net income attributable to TWC per common share:
Basic	$0.48	$0.74

Diluted	$0.48	$0.74

TIME WARNER CABLE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
Investment in The Reserve Fund
     The Company invests its cash and equivalents in a combination of money market, government and treasury funds, as well as bank certificates of deposit, in accordance with the Company’s investment policy of diversifying its investments and limiting the amount of its investments in a single entity or fund. Consistent with the foregoing, the Company invested a portion of the net cash proceeds of its June 2008 public bond offering in The Reserve Fund’s Primary Fund (“The Reserve Fund”). On the morning of September 15, 2008, the Company requested a full redemption of its $490 million investment in The Reserve Fund, but the redemption request was not honored. On September 22, 2008, The Reserve Fund announced that redemptions of shares were suspended pursuant to a Securities and Exchange Commission (“SEC”) order requested by The Reserve Fund so that an orderly liquidation could be effected. Through March 31, 2009, the Company received $419 million from The Reserve Fund representing its pro rata share of partial distributions made by The Reserve Fund. The Company believes that it is legally entitled to a return of its entire investment in The Reserve Fund. However, during the first quarter of 2009, The Reserve Fund announced that it was establishing a $3.5 billion special reserve for legal and other costs that would not be distributed to investors until all claims are resolved. As a result, the Company recorded a $10 million impairment of its investment in The Reserve Fund during the first quarter of 2009, which is included in other income (expense), net, in the consolidated statement of operations. The $61 million receivable from The Reserve Fund as of March 31, 2009 is classified as prepaid expenses and other current assets in the consolidated balance sheet. On April 3, 2009, the Company commenced a lawsuit in the New York State Supreme Court against The Reserve Fund alleging, among other things, that The Reserve Fund has breached its contractual obligations to the Company and seeking full payment of the amount of its outstanding obligation with interest. On April 17, 2009, the Company received an additional $22 million from The Reserve Fund bringing its remaining receivable to $39 million.
2.     RECENT ACCOUNTING STANDARDS
Accounting Standards Adopted in 2009
Noncontrolling Interests
     In December 2007, the FASB issued Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51 (“FAS 160”). The provisions of FAS 160 establish accounting and reporting standards for the noncontrolling interest in a subsidiary, including the accounting treatment upon the deconsolidation of a subsidiary. The provisions of FAS 160 became effective for TWC on January 1, 2009 and have been applied prospectively, except for the provisions related to the presentation of noncontrolling interests, which have been applied retrospectively for all periods presented. During the first quarter of 2009, noncontrolling interests of $1.110 billion as of December 31, 2008 were reclassified to a component of total equity in the consolidated balance sheet. For the three months ended March 31, 2008, minority interest expense of $41 million ($24 million, net of tax) is excluded from net income in the consolidated statement of operations. Net income attributable to TWC per common share for prior periods is not impacted.
Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities
     In June 2008, the FASB issued Staff Position (“FSP”) EITF Issue No. 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (“FSP EITF 03-6-1”), in which the FASB concluded that all outstanding unvested share-based payment awards that contain rights to nonforfeitable dividends or dividend equivalents are considered participating securities. Because the awards are considered participating securities, the issuing entity is required to apply the two-class method of computing basic and diluted earnings per share. The provisions of FSP EITF 03-6-1 became effective for TWC on January 1, 2009 and are being applied retrospectively to all prior-period earnings per share computations. The adoption of FSP EITF 03-6-1 did not impact net income attributable to TWC per common share for prior periods and is not expected to have an impact on future periods until such time as TWC declares a regular quarterly dividend.
Business Combinations
     In December 2007, the FASB issued Statement No. 141 (revised 2007), Business Combinations (“FAS 141R”). FAS 141R establishes principles and requirements for how an acquirer in a business combination (i) recognizes and measures in

TIME WARNER CABLE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree, (ii) recognizes and measures goodwill acquired in a business combination or a gain from a bargain purchase, and (iii) determines what information to disclose to enable users of financial statements to evaluate the nature and financial effects of the business combination. In addition, FAS 141R requires that changes in the amount of acquired tax attributes be included in the Company’s results of operations. FAS 141R became effective for TWC on January 1, 2009 and will be applied to business combinations that have an acquisition date on or after January 1, 2009. While FAS 141R applies only to business combinations with an acquisition date after its effective date, the amendments to FASB Statement No. 109, Accounting for Income Taxes (“FAS 109”), with respect to deferred tax asset valuation allowances and liabilities for income tax uncertainties, are being applied to all deferred tax valuation allowances and liabilities for income tax uncertainties recognized in prior business combinations. The adoption of FAS 141R has not impacted the Company’s consolidated financial statements for prior periods; however, the Company’s financial statements may be impacted to the extent the Company acquires entities in a purchase business combination in the future.
3.     SEPARATION FROM TIME WARNER, RECAPITALIZATION AND TWC REVERSE STOCK SPLIT
     On March 12, 2009, the separation of TWC from Time Warner was completed pursuant to a Separation Agreement dated as of May 20, 2008 (the “Separation Agreement”) between TWC and its subsidiaries, Time Warner Entertainment Company, L.P. (“TWE”) and TW NY, and Time Warner and its subsidiaries, Warner Communications Inc. (“WCI”), Historic TW Inc. (“Historic TW”) and American Television and Communications Corporation (“ATC”). In accordance with the Separation Agreement, on February 25, 2009, Historic TW transferred its 12.43% non-voting common stock interest in TW NY to TWC in exchange for 80 million newly issued shares of TWC’s Class A common stock (the “TW NY Exchange”). On March 12, 2009, TWC paid a special cash dividend of $10.27 per share ($30.81 per share after giving effect to the 1-for-3 TWC reverse stock split discussed below, aggregating $10.856 billion) to holders of record on March 11, 2009 of TWC’s outstanding Class A common stock and Class B common stock, which included Time Warner (the “Special Dividend”). Following the receipt by Time Warner of its share of the Special Dividend, TWC filed with the Secretary of State of the State of Delaware an amended and restated certificate of incorporation, pursuant to which, among other things, each outstanding share of TWC Class A common stock (including the shares of Class A common stock issued in the TW NY Exchange) and TWC Class B common stock was automatically converted (the “Recapitalization”) into one share of common stock, par value $0.01 per share (the “TWC Common Stock”). After the Recapitalization, TWC’s separation from Time Warner (the “Separation”) was effected as a pro rata dividend of all shares of TWC Common Stock held by Time Warner to holders of record of Time Warner’s common stock (the “Spin-Off Dividend” or the “Distribution”) as of 8:00 pm on March 12, 2009, the record date for the Spin-Off Dividend. On March 12, 2009, Time Warner deposited its shares of TWC Common Stock with an agent and, at the record date for the Spin-Off Dividend, was deemed to no longer beneficially own such shares. On March 27, 2009, the distribution date for the Spin-Off Dividend, all of these shares of TWC Common Stock were distributed. The TW NY Exchange, the Special Dividend, the Recapitalization, the Separation and the Distribution collectively are referred to as the “Separation Transactions.”
     To pay a portion of the Special Dividend, on March 12, 2009, TWC borrowed (i) the full committed amount of $1.932 billion under its 364-day senior unsecured term loan facility (the “2008 Bridge Facility”) and (ii) approximately $3.3 billion under its senior unsecured five-year revolving credit facility (the “Revolving Credit Facility”). The Company funded the remainder of the Special Dividend with approximately $5.6 billion of cash on hand.
     In connection with the Separation Transactions, on March 12, 2009, the Company implemented the TWC reverse stock split at a 1-for-3 ratio, effective immediately after the Recapitalization. The shares of TWC Common Stock distributed in the Spin-Off Dividend gave effect to both the Recapitalization and the TWC reverse stock split.

TIME WARNER CABLE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
4.     DEBT AND MANDATORILY REDEEMABLE PREFERRED EQUITY
     Debt and mandatorily redeemable preferred equity as of March 31, 2009 and December 31, 2008 were as follows:

	Interest Rate at			Outstanding Balance as of
	March 31,			March 31,	December 31,
	2009		Maturity	2009	2008
				(in millions)
Credit facilities(a)	1.003	%(b)	2011	$5,495	$3,045
TWE notes and debentures(c)	7.818	%(b)	2012-2033	2,711	2,714
TWC notes and debentures	7.042	%(b)	2012-2038	14,940	11,956
Capital leases and other(d)				12	13

Total debt				23,158	17,728
TW NY Cable Preferred Membership Units	8.210%		2013	300	300

Total debt and mandatorily redeemable preferred equity				$23,458	$18,028

(a)
TWC’s unused committed capacity was $3.688 billion as of March 31, 2009, reflecting $396 million in cash and equivalents and $3.292 billion of available borrowing capacity under the Revolving Credit Facility (which reflects a reduction of $133 million for outstanding letters of credit backed by the Revolving Credit Facility).

(b)	Rate represents an effective weighted-average interest rate.

(c)	Outstanding balance amount as of March 31, 2009 and December 31, 2008 includes an unamortized fair value adjustment of $111 million and $114 million, respectively.

(d)	Amount includes $1 million of debt due within one year as of December 31, 2008 (none as of March 31, 2009), which primarily relates to capital lease obligations.
     Refer to the 2008 Form 10-K for further details regarding the Company’s outstanding debt and mandatorily redeemable preferred equity and other financing arrangements entered into prior to 2009, including certain information about maturities, covenants, rating triggers and bank credit agreement leverage ratios relating to such debt and financing arrangements.
March 2009 Bond Offering
     On March 26, 2009, TWC issued $3.0 billion in aggregate principal amount of senior unsecured notes (the “March 2009 Bond Offering”) under a shelf registration statement on Form S-3 filed during 2008 with the SEC that allows TWC to offer and sell from time to time senior and subordinated debt securities and debt warrants. The March 2009 Bond Offering consisted of $1.0 billion principal amount of 7.50% notes due 2014 (the “2014 Notes”) and $2.0 billion principal amount of 8.25% notes due 2019 (the “2019 Notes” and, together with the 2014 Notes, the “2009 Debt Securities”). The 2009 Debt Securities are guaranteed by TWE and TW NY (the “Guarantors”). The Company used $1.934 billion of the net proceeds from the March 2009 Bond Offering to repay all of the borrowings outstanding under the 2008 Bridge Facility, as well as accrued interest and commitment fees.
     The 2009 Debt Securities were issued pursuant to an Indenture, dated as of April 9, 2007, as it may be amended from time to time (the “Indenture”), by and among the Company, the Guarantors and The Bank of New York, as trustee. The Indenture contains customary covenants relating to restrictions on the ability of the Company or any material subsidiary to create liens and on the ability of the Company and the Guarantors to consolidate, merge or convey or transfer substantially all of their assets. The Indenture also contains customary events of default.
     The 2014 Notes mature on April 1, 2014 and the 2019 Notes mature on April 1, 2019. Interest on the 2009 Debt Securities is payable semi-annually in arrears on April 1 and October 1 of each year, beginning on October 1, 2009. The 2009 Debt Securities are unsecured senior obligations of the Company and rank equally with its other unsecured and unsubordinated obligations. The guarantees of the 2009 Debt Securities are unsecured senior obligations of the Guarantors and rank equally in right of payment with all other unsecured and unsubordinated obligations of the Guarantors.
     The 2009 Debt Securities may be redeemed in whole or in part at any time at the Company’s option at a redemption price equal to the greater of (i) 100% of the principal amount of the 2009 Debt Securities being redeemed and (ii) the sum of the present values of the remaining scheduled payments on the 2009 Debt Securities discounted to the redemption date on a semi-annual basis at a government treasury rate plus 50 basis points for each of the 2014 Notes and the 2019 Notes as

TIME WARNER CABLE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
further described in the Indenture and the 2009 Debt Securities, plus, in each case, accrued but unpaid interest to the redemption date.
Lending Commitments
     Lehman Brothers Bank, FSB (“LBB”), a subsidiary of Lehman Brothers Holding Inc. (“Lehman”), was a lender under the Revolving Credit Facility. On September 15, 2008, Lehman filed a petition under Chapter 11 of the U.S. Bankruptcy Code with the U.S. Bankruptcy Court for the Southern District of New York. On March 3, 2009, the Company entered into an amendment to the Revolving Credit Facility to terminate LBB’s $125 million commitment under such facility. As a result of this termination, the borrowing capacity under the Revolving Credit Facility was reduced from $6.000 billion to $5.875 billion.
2008 Bridge Facility
     On March 12, 2009, TWC borrowed the full committed amount under the 2008 Bridge Facility in order to fund, in part, the Special Dividend. The Company used $1.934 billion of the net proceeds from the March 2009 Bond Offering to repay all of the borrowings outstanding and all other amounts under the 2008 Bridge Facility. Upon repayment of the borrowings outstanding under the 2008 Bridge Facility, such facility was terminated by the parties thereto in accordance with its terms.
Supplemental Credit Agreement
     As a result of the March 2009 Bond Offering and the termination of the 2008 Bridge Facility, the Company terminated Time Warner’s commitment (as lender) under a two-year $1.535 billion senior unsecured supplemental term loan facility, and the credit agreement governing such facility was terminated in accordance with its terms.
Debt Issuance Costs
     For the three months ended March 31, 2009, the Company capitalized debt issuance costs of $11 million in connection with the 2009 Bond Offering. These capitalized costs are amortized over the terms of the related debt instruments and are included as a component of interest expense, net, in the consolidated statement of operations. For the three months ended March 31, 2009, the Company expensed $13 million of debt issuance costs, which is included as a component of interest expense, net, in the consolidated statement of operations. The debt issuance costs primarily relate to the portion of the upfront loan fees for the 2008 Bridge Facility that was expensed due to the repayment of all borrowings outstanding under, and the resulting termination of, such facility with a portion of the net proceeds of the March 2009 Bond Offering.
5.     EQUITY-BASED COMPENSATION
TWC Equity Plan
     The Company has granted options to purchase TWC Common Stock and restricted stock units (“RSUs”) to its employees and non-employee directors under the Time Warner Cable Inc. 2006 Stock Incentive Plan (the “2006 Plan”). TWC recognizes compensation expense for the fair value of equity awards according to the provisions of FASB Statement No. 123 (revised 2004), Share-Based Payment.
     In connection with the Separation, the 2006 Plan was amended, among other things, to increase the number of shares of TWC Common Stock authorized for issuance thereunder by 17.2 million shares. As a result, as of March 31, 2009, the Company was authorized to issue up to 50.5 million shares of TWC Common Stock under the 2006 Plan (which also reflects certain Separation-related adjustments effected pursuant to the 2006 Plan and the 1-for-3 TWC reverse stock split).
     Stock options granted under the 2006 Plan have exercise prices equal to the fair market value of TWC Common Stock at the date of grant. Generally, the stock options vest ratably over a four-year vesting period and expire ten years from the date of grant. Certain stock option awards provide for accelerated vesting upon the grantee’s election to retire pursuant to TWC’s defined benefit pension plans or a voluntary termination of employment after reaching a specified age and years of service. In connection with the payment of the Special Dividend and the TWC reverse stock split, adjustments were made to the number of shares and exercise prices of outstanding TWC stock options to maintain the fair value of those awards.

TIME WARNER CABLE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
These adjustments were made pursuant to existing antidilution provisions in the 2006 Plan and related award agreements and therefore, did not result in the recognition of incremental compensation expense.
     For the three months ended March 31, 2009, TWC granted approximately 4.9 million stock options at a weighted-average grant date fair value of $9.18 ($5.51, net of tax) per option. For the three months ended March 31, 2008, TWC granted approximately 3.6 million stock options at a weighted-average grant date fair value of $13.23 ($7.94, net of tax) per option. The table below presents the weighted-average values of the assumptions used to value TWC stock options at their grant date for the three months ended March 31, 2009 and 2008.

	Three Months Ended
	March 31,
	2009	2008
Expected volatility	33.5%	30.0%
Expected term to exercise from grant date	6.52 years	6.52 years
Risk-free rate	2.7%	3.2%
Expected dividend yield	0.0%	0.0%
     The following table summarizes information about TWC stock options that were outstanding as of March 31, 2009:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
	Number	Exercise	Contractual	Intrinsic
	of Options(a)	Price(a)	Life	Value
	(in thousands)		(in years)	(in thousands)
Outstanding as of December 31, 2008	5,702	$39.88
Granted	4,850	23.48
Forfeited or expired	(115)	38.93

Outstanding as of March 31, 2009	10,437	32.28	9.16	$6,389

Exercisable as of March 31, 2009	1,403	40.33	8.28	—

(a)	Amounts recast to reflect adjustments related to the Special Dividend and the 1-for-3 TWC reverse stock split.
     Pursuant to the 2006 Plan, the Company also granted RSU awards, which generally vest 50% on the third anniversary of the grant date and 50% on the fourth anniversary. RSU awards provide for accelerated vesting upon a termination of employment after reaching a specified age and years of service. Shares of TWC Common Stock will generally be issued at the end of the vesting period of an RSU. RSUs awarded to non-employee directors are not subject to vesting or forfeiture restrictions and the shares underlying the RSUs will be issued in connection with a director’s termination of service as a director. Holders of RSUs are generally entitled to receive dividend equivalents or retained distributions related to regular dividends or distributions, respectively, paid by TWC.
     In connection with the Special Dividend, holders of TWC RSUs could elect to receive the retained distribution on their TWC RSUs related to the Special Dividend (the “Special Dividend retained distribution”) in the form of cash (payable upon vesting of the underlying RSUs) or in the form of additional RSUs (with the same vesting dates as the underlying RSUs). In connection with these elections, the Company (a) granted approximately 1.3 million RSUs and (b) established a liability of $46 million in other liabilities and TWC shareholders’ equity in the consolidated balance sheet for the estimated Special Dividend retained distribution to be paid in cash, taking into account estimated forfeitures. In addition, in connection with the 1-for-3 TWC reverse stock split, and pursuant to the 2006 Plan and related award agreements, adjustments were made to reduce the number of outstanding RSUs. Neither the payment of the Special Dividend retained distribution (in cash or additional RSUs) or the adjustment to reflect the 1-for-3 TWC reverse stock split results in the recognition of incremental compensation expense.
     For the three months ended March 31, 2009, TWC granted approximately 1.2 million RSUs at a weighted-average grant date fair value of $54.44 per RSU and approximately 1.3 million RSUs as Special Dividend retained distributions at a weighted-average grant date fair value of $24.99 per RSU. For the three months ended March 31, 2008, TWC granted 919,000 RSUs at a weighted-average grant date fair value of $82.53 per RSU.

TIME WARNER CABLE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
     The following table summarizes information about unvested TWC RSU awards as of March 31, 2009:

		Weighted-
		Average
	Number of	Grant Date
	Units(a)	Fair Value(a)
	(in thousands)
Unvested as of December 31, 2008	1,564	$93.75
Granted	2,495	39.05
Vested	(7)	111.25
Forfeited	(38)	87.90

Unvested as of March 31, 2009	4,014	59.80

(a)	Amounts recast to reflect adjustments related to the Special Dividend and the 1-for-3 TWC reverse stock split.
Time Warner Equity Plans
     Prior to 2007, Time Warner granted options to purchase Time Warner common stock and shares of Time Warner common stock (“restricted stock”) or RSUs under its equity plans (collectively, the “Time Warner Equity Awards”) to employees of TWC. Time Warner has not granted Time Warner Equity Awards to employees of TWC since TWC common stock began to trade publicly in March 2007. In addition, employees of Time Warner who became employed by TWC retained their Time Warner Equity Awards pursuant to their terms and TWC recorded equity-based compensation expense from the date of transfer through the end of the applicable vesting period. The stock options granted by Time Warner to employees of TWC were granted with exercise prices equal to, or in excess of, the fair market value of a share of Time Warner common stock at the date of grant. Generally, the stock options vested ratably over a four-year vesting period and expired ten years from the date of grant. The awards of restricted stock or RSUs generally vested between three to five years from the date of grant. Holders of Time Warner restricted stock and RSU awards were generally entitled to receive cash dividends or dividend equivalents, respectively, paid by Time Warner during the period of time that the restricted stock or RSU awards were unvested. Certain Time Warner stock options and RSU awards provided for accelerated vesting upon an election to retire pursuant to TWC’s defined benefit pension plans or a voluntary termination of employment after reaching a specified age and years of service.
     In connection with the Spin-Off Dividend and the 1-for-3 reverse stock split implemented by Time Warner on March 27, 2009, and as provided for in Time Warner’s equity plans, the number of outstanding Time Warner stock options and RSUs and the exercise prices of such stock options were adjusted to maintain the fair value of those awards. These adjustments were made pursuant to existing antidilution provisions in Time Warner’s equity plans and therefore, did not result in the recognition of incremental compensation expense for the Company.
     Under the terms of Time Warner’s equity plans and related award agreements, as a result of the Separation, TWC employees who held Time Warner equity awards were treated as if their employment with Time Warner had been terminated without cause at the time of the Separation. This treatment resulted in the forfeiture of unvested stock options and shortened exercise periods for vested stock options and pro rata vesting of the next installment of (and forfeiture of the remainder of) the RSU awards for those TWC employees who did not satisfy retirement-treatment eligibility provisions in the Time Warner equity plans and related award agreements. During the second quarter of 2009, TWC plans to grant “make-up” TWC equity or cash payment awards to TWC employees that are generally intended to offset any loss of economic value in Time Warner equity awards as a result of the Separation. Such awards, valued in the aggregate at approximately $12 million, will primarily be expensed over a period of approximately one year beginning in the second quarter of 2009.
     Upon exercise of Time Warner stock options, TWC is obligated to reimburse Time Warner for the excess of the market price of the stock on the day of exercise over the option price (the “intrinsic” value of the award). Historically, TWC has recorded a stock option distribution liability for the intrinsic value of vested and outstanding Time Warner stock options held by TWC employees. The liability was adjusted each reporting period to reflect changes in the market price of Time Warner common stock and the number of Time Warner stock options held by TWC employees with an offsetting adjustment to shareholders’ equity. Beginning on March 12, 2009, the date of TWC’s separation from Time Warner, TWC began accounting for TWC’s stock option reimbursement obligation to Time Warner in accordance with FASB Statement 133, Accounting for Derivative Instruments and Hedging Activities, (“FAS 133”) for the reason that Time Warner is no longer a related party. On March 12, 2009, TWC established a liability of $16 million for the estimated fair value of the stock option reimbursement obligation in other liabilities with an offsetting adjustment to TWC shareholders’ equity in the

TIME WARNER CABLE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
consolidated balance sheet. The change in the stock option reimbursement obligation fluctuates primarily with the fair value of Time Warner’s common stock and, in accordance with FAS 133, the change is recorded in other income (expense), net, in the consolidated statement of operations in the period of change rather than as an adjustment to TWC shareholders’ equity. As of March 31, 2009, the stock option reimbursement obligation was $18 million, which was estimated using the Black-Scholes-Merton formula. For the three months ended March 31, 2009, TWC recognized $2 million in other income (expense), net, related to the increase in the estimated fair value of the stock option reimbursement obligation.
Equity-based Compensation Expense
     Compensation expense and the related tax benefit recognized for TWC and Time Warner equity-based compensation plans for the three months ended March 31, 2009 and 2008 is as follows (in millions):

	Three Months Ended
	March 31,
	2009	2008
TWC Equity Plan:
Compensation cost recognized:
Stock options	$14	$13
Restricted stock units	19	17

Total impact on Operating Income	$33	$30

Tax benefit recognized	$13	$12

Time Warner Equity Plans:
Compensation cost recognized:
Stock options(a)	$2	$3
Restricted stock and restricted stock units(a)	—	1

Total impact on Operating Income	$2	$4

Tax benefit recognized	$1	$2

(a)
Amounts in 2009 represent compensation cost recognized through the date of the Separation. No additional compensation cost will be recognized under Time Warner equity plans after March 12, 2009, the date of TWC’s separation from Time Warner.

6.   PENSION COSTS
     The Company participates in various funded and unfunded noncontributory defined benefit pension plans administered by Time Warner through October 31, 2008 and by the Company thereafter. Pension benefits are based on formulas that reflect the employees’ years of service and compensation during their employment period. TWC uses a December 31 measurement date for its plans. A summary of the components of net periodic benefit costs and contributions is as follows (in millions):

	Three Months Ended
	March 31,
	2009	2008
Service cost	$24	$25
Interest cost	21	20
Expected return on plan assets	(23)	(25)
Amounts amortized	16	4

Net periodic benefit costs	$38	$24

Contributions	$41	$50

     After considering the funded status of the Company’s defined benefit pension plans, movements in the discount rate, investment performance and related tax consequences, the Company may choose to make contributions to its pension plans in any given year. As of March 31, 2009, there were no minimum required contributions for TWC’s funded plans. However, the Company anticipates making discretionary cash contributions of at least $150 million to its funded defined benefit pension plans during 2009, subject to market conditions and other considerations, $40 million of which has been contributed as of March 31, 2009. For the Company’s unfunded plan, contributions will continue to be made to the extent

TIME WARNER CABLE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
benefits are paid. Benefit payments for the unfunded plan are expected to be $11 million in 2009, $1 million of which has been paid as of March 31, 2009.
7.   RESTRUCTURING COSTS
2009 Restructuring Activity
     During the first quarter of 2009, the Company began a significant restructuring, primarily consisting of headcount reductions, to improve operating efficiency, and through March 31, 2009, the Company incurred restructuring costs of $43 million related to this restructuring and made payments of $16 million against this accrual. Of the remaining $27 million liability, $22 million is classified as a current liability, with the remaining $5 million classified as a noncurrent liability in the consolidated balance sheet as of March 31, 2009. Amounts are expected to be paid through 2012. The Company expects to eliminate approximately 1,200 positions during 2009, of which approximately 600 positions were terminated during the first quarter of 2009. Information relating to this restructuring plan is as follows (in millions):

	Employee	Other
	Terminations	Exit Costs	Total
Accruals	$42	$1	$43
Cash paid	(16)	—	(16)

Remaining liability as of March 31, 2009	$26	$1	$27

2008 and Prior Restructuring Activity
     Between January 1, 2005 and December 31, 2008, the Company underwent a restructuring plan to simplify its organizational structure and enhance its customer focus, and incurred restructuring costs of $80 million related to this plan. Through March 31, 2009, payments of $74 million ($3 million in the first quarter of 2009) have been made against this accrual. Of the remaining $6 million liability, $4 million is classified as a current liability, with the remaining $2 million classified as a noncurrent liability in the consolidated balance sheet as of March 31, 2009. Amounts are expected to be paid through 2011. Information relating to this restructuring plan is as follows (in millions):

	Employee	Other
	Terminations	Exit Costs	Total
Remaining liability as of December 31, 2007	$13	$3	$16
Accruals(a)	14	1	15
Cash paid(b)	(20)	(2)	(22)

Remaining liability as of December 31, 2008	7	2	9
Cash paid	(3)	—	(3)

Remaining liability as of March 31, 2009	$4	$2	$6

(a)	Of the $15 million incurred in 2008, $2 million was incurred during the three months ended March 31, 2008.

(b)	Of the $22 million paid in 2008, $4 million was paid during the three months ended March 31, 2008.
8.   COMMITMENTS AND CONTINGENCIES
Legal Proceedings
     On September 20, 2007, Brantley, et al. v. NBC Universal, Inc., et al. was filed in the U.S. District Court for the Central District of California against the Company. The complaint, which also named as defendants several other cable and satellite providers (collectively, the “distributor defendants”) as well as programming content providers (collectively, the “programmer defendants”), alleged violations of Sections 1 and 2 of the Sherman Antitrust Act. Among other things, the complaint alleged coordination between and among the programmer defendants to sell and/or license programming on a “bundled” basis to the distributor defendants, who in turn purportedly offer that programming to subscribers in packaged tiers, rather than on a per channel (or “à la carte”) basis. Plaintiffs, who seek to represent a purported nationwide class of cable and satellite subscribers, demand, among other things, unspecified treble monetary damages and an injunction to compel the offering of channels to subscribers on an “à la carte” basis. On December 3, 2007, plaintiffs filed an amended complaint in this action (the “First Amended Complaint”) that, among other things, dropped the Section 2 claims and all allegations of horizontal coordination. On December 21, 2007, the distributor defendants, including TWC, and the

TIME WARNER CABLE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
programmer defendants filed motions to dismiss the First Amended Complaint. On March 10, 2008, the court granted these motions, dismissing the First Amended Complaint with leave to amend. On March 20, 2008, plaintiffs filed a second amended complaint (the “Second Amended Complaint”) that modified certain aspects of the First Amended Complaint in an attempt to address the deficiencies noted by the court in its prior dismissal order. On April 22, 2008, the distributor defendants, including the Company, and the programmer defendants filed motions to dismiss the Second Amended Complaint, which motions were denied by the court on June 25, 2008. On July 14, 2008, the distributor defendants and the programmer defendants filed motions requesting the court to certify its June 25, 2008 order for interlocutory appeal to the U.S. Court of Appeals for the Ninth Circuit, which motions were denied by the district court on August 4, 2008. The Company intends to defend against this lawsuit vigorously.
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

TIME WARNER CABLE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
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
9.   ADDITIONAL FINANCIAL INFORMATION
Other Cash Flow Information
     Additional financial information with respect to cash (payments) and receipts is as follows (in millions):

	Three Months Ended
	March 31,
	2009	2008
Cash paid for interest	$(364)	$(215)
Interest income received	4	3

Cash paid for interest, net	$(360)	$(212)

Cash paid for income taxes	$(2)	$(1)
Cash refunds of income taxes	24	2

Cash refunds of income taxes, net	$22	$1

TIME WARNER CABLE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
Interest Expense, Net
     Interest expense, net consists of (in millions):

	Three Months Ended
	March 31,
	2009	2008
Interest income	$3	$3
Interest expense	(293)	(202)

Interest expense, net	$(290)	$(199)

Other Current Liabilities
     Other current liabilities consist of (in millions):

	March 31,	December 31,
	2009	2008
Accrued interest	$284	$368
Accrued compensation and benefits	243	297
Accrued franchise fees	153	171
Accrued insurance	142	139
Accrued sales and other taxes	122	128
Accrued advertising and marketing support	89	88
Other accrued expenses	284	241

Total other current liabilities	$1,317	$1,432

TIME WARNER CABLE INC.
SUPPLEMENTARY INFORMATION
CONDENSED CONSOLIDATING FINANCIAL STATEMENTS
     Time Warner Entertainment Company, L.P. (“TWE”) and TW NY Cable Holding Inc. (“TW NY” and, together with TWE, the “Guarantor Subsidiaries”) are subsidiaries of Time Warner Cable Inc. (the “Parent Company”). The Guarantor Subsidiaries have fully and unconditionally, jointly and severally, directly or indirectly, guaranteed the debt issued by the Parent Company in its 2007 registered exchange offer and its 2008 and 2009 public offerings. The Parent Company owns 100% of the voting interests, directly or indirectly, of both TWE and TW NY.
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
     Prior to March 12, 2009, Time Warner Cable Inc. was not a separate taxable entity for U.S. federal and various state income tax purposes and its results were included in the consolidated U.S. federal and certain state income tax returns of Time Warner Inc. In the condensed consolidating financial statements, tax expense has been presented based on each subsidiary’s legal entity basis. Deferred taxes of the Parent Company, the Guarantor Subsidiaries and the Non-Guarantor Subsidiaries have been presented based upon the temporary differences between the carrying amounts of the respective assets and liabilities of the applicable entities.
     Costs incurred by the Parent Company, the Guarantor Subsidiaries or the Non-Guarantor Subsidiaries are allocated to the various entities based on the relative usage of such expenses.

TIME WARNER CABLE INC.
SUPPLEMENTARY INFORMATION
CONDENSED CONSOLIDATING FINANCIAL STATEMENTS—(Continued)
Consolidating Balance Sheet
March 31, 2009
(Unaudited)

			Non-
	Parent	Guarantor	Guarantor		TWC
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(in millions)
ASSETS
Current assets:
Cash and equivalents	$364	$32	$—	$—	$396
Receivables, net	11	170	345	—	526
Receivables from affiliated parties	21	4	217	(242)	—
Deferred income tax assets	141	90	90	(180)	141
Prepaid expenses and other current assets	123	55	101	—	279

Total current assets	660	351	753	(422)	1,342
Investments in and amounts due (to) from consolidated subsidiaries	39,668	19,684	8,942	(68,294)	—
Investments	19	7	891	—	917
Property, plant and equipment, net	16	3,543	9,902	—	13,461
Intangible assets subject to amortization, net	—	5	439	—	444
Intangible assets not subject to amortization	—	5,852	18,239	—	24,091
Goodwill	4	3	2,096	—	2,103
Other assets	126	5	35	—	166

Total assets	$40,493	$29,450	$41,297	$(68,716)	$42,524

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$28	$77	$252	$—	$357
Deferred revenue and subscriber-related liabilities	—	43	124	—	167
Payables to affiliated parties	4	232	62	(242)	56
Accrued programming expense	—	672	6	—	678
Other current liabilities	253	516	548	—	1,317

Total current liabilities	285	1,540	992	(242)	2,575
Long-term debt	20,435	2,723	—	—	23,158
Mandatorily redeemable preferred equity membership units issued by a subsidiary	—	—	300	—	300
Mandatorily redeemable preferred equity issued by a subsidiary	—	2,400	—	(2,400)	—
Deferred income tax liabilities, net	8,295	3,963	3,933	(7,857)	8,334
Long-term payables to affiliated parties	3,640	614	8,702	(12,956)	—
Other liabilities	257	112	203	—	572
TWC shareholders’ equity:
Due from TWC and subsidiaries	—	7	891	(898)	—
Other TWC shareholders’ equity	7,581	15,441	26,276	(41,717)	7,581

Total TWC shareholders’ equity	7,581	15,448	27,167	(42,615)	7,581
Noncontrolling interests	—	2,650	—	(2,646)	4

Total equity	7,581	18,098	27,167	(45,261)	7,585

Total liabilities and equity	$40,493	$29,450	$41,297	$(68,716)	$42,524

TIME WARNER CABLE INC.
SUPPLEMENTARY INFORMATION
CONDENSED CONSOLIDATING FINANCIAL STATEMENTS—(Continued)
Consolidating Balance Sheet
December 31, 2008

			Non-
	Parent	Guarantor	Guarantor		TWC
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(recast, in millions)
ASSETS
Current assets:
Cash and equivalents(a)	$5,395	$5,204	$—	$(5,150)	$5,449
Receivables, net	6	183	503	—	692
Receivables from affiliated parties	1,161	3	569	(1,572)	161
Deferred income tax assets	156	108	108	(216)	156
Prepaid expenses and other current assets	113	44	44	—	201

Total current assets	6,831	5,542	1,224	(6,938)	6,659
Investments in and amounts due (to) from consolidated subsidiaries	39,117	16,023	8,147	(63,287)	—
Investments	20	12	863	—	895
Property, plant and equipment, net	—	3,468	10,069	—	13,537
Intangible assets subject to amortization, net	—	6	487	—	493
Intangible assets not subject to amortization	—	5,417	18,677	—	24,094
Goodwill	4	3	2,094	—	2,101
Other assets	72	4	34	—	110

Total assets	$46,044	$30,475	$41,595	$(70,225)	$47,889

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$2	$110	$434	$—	$546
Deferred revenue and subscriber-related liabilities	—	40	116	—	156
Payables to affiliated parties	—	634	1,147	(1,572)	209
Accrued programming expense	—	324	206	—	530
Other current liabilities	352	520	560	—	1,432

Total current liabilities	354	1,628	2,463	(1,572)	2,873
Long-term debt	15,001	2,726	—	—	17,727
Mandatorily redeemable preferred equity membership units issued by a subsidiary	—	—	300	—	300
Mandatorily redeemable preferred equity issued by a subsidiary	—	2,400	—	(2,400)	—
Deferred income tax liabilities, net	8,149	3,799	3,780	(7,535)	8,193
Long-term payables to affiliated parties	5,150	576	8,702	(14,428)	—
Other liabilities	226	115	181	—	522
TWC shareholders’ equity:
Due (to) from TWC and subsidiaries	—	1,733	(209)	(1,524)	—
Other TWC shareholders’ equity	17,164	15,187	26,378	(41,565)	17,164

Total TWC shareholders’ equity	17,164	16,920	26,169	(43,089)	17,164
Noncontrolling interests	—	2,311	—	(1,201)	1,110

Total equity	17,164	19,231	26,169	(44,290)	18,274

Total liabilities and equity	$46,044	$30,475	$41,595	$(70,225)	$47,889

(a)
Cash and equivalents at the Guarantor Subsidiaries primarily represents TWE’s intercompany amounts receivable from TWC under TWC’s internal investment program. Amounts bear interest at TWC’s prevailing commercial paper rates minus 0.025% and are settled daily.

TIME WARNER CABLE INC.
SUPPLEMENTARY INFORMATION
CONDENSED CONSOLIDATING FINANCIAL STATEMENTS—(Continued)
Consolidating Statement of Operations
Three Months Ended March 31, 2009
(Unaudited)

			Non-
	Parent	Guarantor	Guarantor		TWC
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(in millions)
Revenues	$—	$898	$3,513	$(47)	$4,364

Costs of revenues	—	504	1,670	(47)	2,127
Selling, general and administrative	—	119	611	—	730
Depreciation	—	176	515	—	691
Amortization	—	—	57	—	57
Restructuring costs	—	21	22	—	43

Total costs and expenses	—	820	2,875	(47)	3,648

Operating Income	—	78	638	—	716
Equity in pretax income (loss) of consolidated subsidiaries	597	453	(70)	(980)	—
Interest income (expense), net	(222)	(107)	39	—	(290)
Other expense, net	(34)	(7)	(10)	—	(51)

Income before income taxes	341	417	597	(980)	375
Income tax provision	(177)	(188)	(185)	359	(191)

Net income	164	229	412	(621)	184
Less: Net (income) loss attributable to noncontrolling interests	—	15	—	(35)	(20)

Net income attributable to TWC	$164	$244	$412	$(656)	$164

TIME WARNER CABLE INC.
SUPPLEMENTARY INFORMATION
CONDENSED CONSOLIDATING FINANCIAL STATEMENTS—(Continued)
Consolidating Statement of Operations
Three Months Ended March 31, 2008
(Unaudited)

			Non-
	Parent	Guarantor	Guarantor		TWC
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(recast, in millions)
Revenues	$—	$817	$3,386	$(43)	$4,160

Costs of revenues	—	436	1,614	(43)	2,007
Selling, general and administrative	1	139	609	—	749
Depreciation	—	164	537	—	701
Amortization	—	—	65	—	65
Restructuring costs	—	2	—	—	2

Total costs and expenses	1	741	2,825	(43)	3,524

Operating Income	(1)	76	561	—	636
Equity in pretax income (loss) of consolidated subsidiaries	485	345	(80)	(750)	—
Interest expense, net	(75)	(124)	—	—	(199)
Other income (expense), net	(2)	9	4	—	11

Income before income taxes	407	306	485	(750)	448
Income tax provision	(165)	(130)	(134)	247	(182)

Net income	242	176	351	(503)	266
Less: Net (income) loss attributable to noncontrolling interests	—	17	—	(41)	(24)

Net income attributable to TWC	$242	$193	$351	$(544)	$242

TIME WARNER CABLE INC.
SUPPLEMENTARY INFORMATION
CONDENSED CONSOLIDATING FINANCIAL STATEMENTS—(Continued)
Consolidating Statement of Cash Flows
Three Months Ended March 31, 2009
(Unaudited)

			Non-
	Parent	Guarantor	Guarantor		TWC
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(in millions)
OPERATING ACTIVITIES
Net income	$164	$229	$412	$(621)	$184
Adjustments for noncash and nonoperating items:
Depreciation and amortization	—	176	572	—	748
Excess (deficiency) of distributions over equity in pretax income of consolidated subsidiaries	(597)	(453)	70	980	—
Loss from equity investments, net of cash distributions	—	4	13	—	17
Deferred income taxes	145	178	168	(346)	145
Equity-based compensation	—	35	—	—	35
Changes in operating assets and liabilities, net of acquisitions	989	(38)	(939)	—	12

Cash provided by operating activities	701	131	296	13	1,141

INVESTING ACTIVITIES
Investments and acquisitions, net of cash acquired and distributions received	33	(3,639)	(63)	3,678	9
Capital expenditures	(11)	(220)	(538)	—	(769)
Proceeds from asset sales	—	—	1	—	1

Cash provided (used) by investing activities	22	(3,859)	(600)	3,678	(759)

FINANCING ACTIVITIES
Borrowings (repayments), net	(1,510)	38	—	1,472	—
Borrowings	8,614	—	—	—	8,614
Repayments	(3,182)	—	—	—	(3,182)
Debt issuance costs	(11)	—	—	—	(11)
Net change in investments in and amounts due to and from consolidated subsidiaries	1,191	(1,482)	304	(13)	—
Payment of special cash dividend	(10,856)	—	—	—	(10,856)

Cash provided (used) by financing activities	(5,754)	(1,444)	304	1,459	(5,435)

Decrease in cash and equivalents	(5,031)	(5,172)	—	5,150	(5,053)
Cash and equivalents at beginning of period	5,395	5,204	—	(5,150)	5,449

Cash and equivalents at end of period	$364	$32	$—	$—	$396

TIME WARNER CABLE INC.
SUPPLEMENTARY INFORMATION CONDENSED
CONSOLIDATING FINANCIAL STATEMENTS—(Continued)
Consolidating Statement of Cash Flows
Three Months Ended March 31, 2008
(Unaudited)

			Non-
	Parent	Guarantor	Guarantor		TWC
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(recast, in millions)
OPERATING ACTIVITIES
Net income	$242	$176	$351	$(503)	$266
Adjustments for noncash and nonoperating items:
Depreciation and amortization	—	164	602	—	766
Pretax gain on asset sales	—	(9)	—	—	(9)
Excess (deficiency) of distributions over equity in pretax income of consolidated subsidiaries	(485)	(345)	80	750	—
Deferred income taxes	130	113	113	(209)	147
Equity-based compensation	—	34	—	—	34
Changes in operating assets and liabilities, net of acquisitions	(62)	49	(5)	—	(18)

Cash provided (used) by operating activities	(175)	182	1,141	38	1,186

INVESTING ACTIVITIES
Investments and acquisitions, net of cash acquired and distributions received	—	2	(7)	—	(5)
Capital expenditures	—	(219)	(627)	—	(846)
Proceeds from asset sales	—	9	1	—	10

Cash used by investing activities	—	(208)	(633)	—	(841)

FINANCING ACTIVITIES
Borrowings (repayments), net	593	—	—	(427)	166
Borrowings	141	—	—	—	141
Repayments	(655)	—	—	—	(655)
Net change in investments in and amounts due to and from consolidated subsidiaries	83	462	(507)	(38)	—
Other financing activities	(2)	—	(1)	—	(3)

Cash provided (used) by financing activities	160	462	(508)	(465)	(351)

Increase (decrease) in cash and equivalents	(15)	436	—	(427)	(6)
Cash and equivalents at beginning of period	185	3,458	—	(3,411)	232

Cash and equivalents at end of period	$170	$3,894	$—	$(3,838)	$226

Part II. Other Information
Item 1. Legal Proceedings.
     There have been no material changes in the information disclosed in Part II, Item 3 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 (the “2008 Form 10-K”).
Item 1A. Risk Factors.
     There have been no material changes in the Company’s risk factors from those disclosed in Part I, Item 1A of the 2008 Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Company Purchases of Equity Securities
     The following table provides information about TWC common stock purchased by the Company during the quarter ended March 31, 2009. The shares reported in the table below reflect the number of shares for which the Company paid cash in lieu of a fractional share in connection with the Company’s reverse stock split of its common stock at a 1-for-3 ratio on March 12, 2009.
Issuer Purchases of Equity Securities

Approximate Dollar
			Total Number of Shares	Value of Shares that
			Purchased as Part of	May Yet Be
	Total Number of	Average Price Paid	Publicly Announced	Purchased Under the
Period	Shares Purchased(a)	Per Share(b)	Plans or Programs	Plans or Programs
March 1, 2009 - March 31, 2009	2,166	$24.1970	—	—

(a)
The total number of shares purchased represents the number of shares for which the Company paid cash in lieu of a fractional share that would have otherwise been issued in connection with the Company’s reverse stock split.

(b)
The average price paid per share is the volume weighted average price per share of the Company’s common stock as reported on the New York Stock Exchange Composite Tape on March 12, 2009, adjusted to reflect the reverse stock split.

Item 4. Submission of Matters to a Vote of Security Holders.
     On February 10, 2009, Warner Communications Inc. (“WCI”), in its capacity as the holder of a majority of TWC’s then outstanding Class A common stock and all of its Class B common stock (representing in the aggregate 1,496,000,000 votes), consented to the authorization of the Company’s Board of Directors to effect, in its discretion and subject to certain timing restrictions, a reverse stock split of the Company’s common stock, at a reverse stock split ratio of either 1-for-2 or 1-for-3, and the adoption of a corresponding amendment to the Company’s certificate of incorporation to effect the reverse stock split and to reduce proportionately the number of shares of the Company’s common stock that the Company is authorized to issue. In connection with the consent, on February 20, 2009, the Company filed an Information Statement pursuant to Section 14(c) of the Securities Exchange Act of 1934, as amended, with the SEC and furnished it to its stockholders. On March 12, 2009, in connection with the Company’s separation from Time Warner Inc., the Company implemented a reverse stock split of its common stock at a 1-for-3 ratio.
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

Date: April 29, 2009

EXHIBIT INDEX
Pursuant to Item 601 of Regulation S-K

Exhibit
Number	Description
1	Underwriting Agreement, dated March 23, 2009, among Time Warner Cable Inc. (“TWC”), the Guarantors and Banc of America Securities LLC, Citigroup Global Markets Inc., Deutsche Bank Securities Inc., UBS Securities LLC and Wachovia Capital Markets, LLC, on behalf of themselves and as representatives of the underwriters listed in Schedule II thereto (incorporated herein by reference to Exhibit 1.1 to TWC’s Current Report on Form 8-K dated March 23, 2009 filed with the Securities and Exchange Commission on March 26, 2009 (the “March 2009 Form 8-K”)).*

3.1	Second Amended and Restated Certificate of Incorporation of Time Warner Cable Inc. (incorporated herein by reference to Exhibit 3.1 to Amendment No. 1 to TWC’s Registration Statement on Form 8-A filed with the Securities and Exchange Commission on March 12, 2009 (the “March 2009 Form 8-A”)).*

3.2	Amendment to the Second Amended and Restated Certificate of Incorporation of Time Warner Cable Inc. (incorporated herein by reference to Exhibit 3.2 to the March 2009 Form 8-A).*

3.3	By-laws of Time Warner Cable Inc., effective as of March 12, 2009 (incorporated herein by reference to Exhibit 3.3 to the March 2009 Form 8-A).*

4.1	First Amendment Agreement, dated March 2, 2009, to the $2.070 Billion Credit Agreement among TWC, as Borrower, Lehman Brothers Commercial Bank, as Exiting Lender, the Lenders from time to time party thereto, and Deutsche Bank AG New York Branch, as Administrative Agent.

4.2	First Amendment Agreement, dated March 3, 2009, to the Amended and Restated Revolving Credit Agreement among TWC, as Borrower, Lehman Brothers Bank, FSB, as Exiting Lender, the Lenders from time to time party thereto, and Bank of America, N.A., as Administrative Agent.

4.3	Form of 7 1/2% Notes due 2014 (incorporated herein by reference to Exhibit 4.1 to the March 2009 Form 8-K).*

4.4	Form of 8 1/4% Notes due 2019 (incorporated herein by reference to Exhibit 4.2 to the March 2009 Form 8-K).*

10.1	Time Warner Cable Inc. 2006 Stock Incentive Plan, as amended, effective March 12, 2009.

10.2	Employment Agreement, dated as of June 1, 2000, by and between Time Warner Entertainment Company, L.P. (“TWE”) and Michael LaJoie (incorporated herein by reference to Exhibit 10.41 to TWC’s Current Report on Form 8-K dated February 13, 2007 and filed with the Securities and Exchange Commission on February 13, 2007).*

10.3	First Amendment, dated December 22, 2005, to Employment Agreement between TWE and Michael LaJoie (incorporated herein by reference to Exhibit 10.33 to TWC’s Annual Report on Form 10-K for the year ended December 31, 2007 and filed with the Securities and Exchange Commission on February 22, 2008).*

10.4	Second Amendment to Employment Agreement, effective as of January 1, 2008, between TWE and Michael LaJoie.

10.5	Extension to Employment Agreement, dated December 12, 2008, between TWE and Michael LaJoie.

12	Computation of Ratio of Earnings to Fixed Charges and Ratio of Earnings to Combined Fixed Charges and Preferred Dividend Requirements.

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009.

32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009.†

*	Incorporated by reference.
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