Form 10-Q
period 2009-06-30
TIME WARNER CABLE INC.
filed 2009-07-29
CIK 1377013

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009 or

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

Large accelerated filer ☑	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

Shares Outstanding
Description of Class	as of July 24, 2009
Common Stock – $.01 par value	352,361,613

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

•	Financial statement presentation. This section provides a summary of how the Company’s operations are presented in the accompanying consolidated financial statements.
•	Results of operations. This section provides an analysis of the Company’s results of operations for the three and six months ended June 30, 2009.
•	Financial condition and liquidity. This section provides an analysis of the Company’s financial condition as of June 30, 2009 and cash flows for the six months ended June 30, 2009.
•
Market risk management. This section discusses how the Company monitors and manages exposure to certain potential gains and losses arising from changes in market rates and prices, such as interest rates. Refer to the Company’s Current Report on Form 8-K dated, and filed with the Securities and Exchange Commission (the “SEC”) on, June 24, 2009 (the “June 2009 Form 8-K”), which recasts certain information in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, for a discussion of additional market risks applicable to the Company.

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

OVERVIEW
     TWC is the second-largest cable operator in the U.S., with technologically advanced, well-clustered systems located mainly in five geographic areas – New York State (including New York City), the Carolinas, Ohio, southern California (including Los Angeles) and Texas. As of June 30, 2009, TWC served approximately 14.7 million residential and commercial customers who subscribed to one or more of its video, high-speed data and voice services, which totaled approximately 26.2 million primary service units and approximately 35.0 million revenue generating units (each as defined in “Results of Operations”).
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
     TWC principally offers three services – video, high-speed data and voice – over its broadband cable systems. TWC markets its services separately and in “bundled” packages of multiple services and features. As of June 30, 2009, 56% of TWC’s customers subscribed to two or more of its primary services, including 23% of its customers who subscribed to all three primary services. In addition to its residential services, TWC offers commercial customers video, high-speed data, voice and networking and transport services. TWC believes providing commercial services will generate additional opportunities for growth. In addition, TWC sells advertising to a variety of national, regional and local advertising customers.

TIME WARNER CABLE INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS
OF OPERATIONS AND FINANCIAL CONDITION—(Continued)
     Video is TWC’s largest service in terms of revenues generated and, as of June 30, 2009, TWC had approximately 13.0 million video subscribers, of which approximately 8.8 million received video service via digital transmissions. TWC expects to continue to increase video revenues through the offering of digital video services, including related equipment rentals, as well as through price increases; however, the rate of revenue growth is dependent on a number of factors, including subscriber and penetration levels, competition and the state of the economy. Video programming costs represent a major component of TWC’s expenses and are expected to continue to increase, reflecting programming rate increases on existing services, costs associated with retransmission consent agreements, digital video subscriber growth and the expansion of service offerings (e.g., new network channels). TWC expects that its video service margins as a percentage of video revenues will continue to decline over the next few years as increases in programming costs outpace growth in video revenues.
     As of June 30, 2009, TWC had approximately 8.8 million residential high-speed data subscribers. TWC expects continued growth in residential high-speed data subscribers and revenues for the foreseeable future; however, future high-speed data subscriber and revenue growth rates will depend on high-speed data penetration levels, competition, pricing and the state of the economy. TWC also offers commercial high-speed data services and had 289,000 commercial high-speed data subscribers as of June 30, 2009.
     As of June 30, 2009, TWC had approximately 4.0 million residential Digital Phone subscribers. TWC expects increases in Digital Phone subscribers and revenues for the foreseeable future; however, future Digital Phone subscriber and revenue growth rates will depend on Digital Phone penetration levels, competition, pricing, the rate of wireless substitution of wireline phone service and the state of the economy. TWC also offers its commercial Digital Phone service, Business Class Phone, in nearly all of its operating areas and had 48,000 commercial Digital Phone subscribers as of June 30, 2009.
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
     Since the end of the third quarter of 2008, the Company has experienced a slowdown in growth across all revenue generating unit categories, which the Company believes is partly a result of a challenging economic environment and a related reduction in consumer spending. The impact of a protracted economic downturn on the Company’s financial and subscriber results is difficult to estimate; however, the Company believes that the slower growth in revenue generating units and the lower growth or declines in other video services (e.g., digital video recorders, premium channels and transactional video-on-demand) experienced during the first half of 2009 will result in lower revenue growth for the full year of 2009. In addition, the Company expects that Advertising revenues will decline in the second half of 2009 as compared to the second half of 2008 due to lower political advertising revenues and continued weakness in Advertising revenues from national, regional and local businesses.
     The Company believes it continues to have strong liquidity to meet its needs for the foreseeable future. As of June 30, 2009, the Company had approximately $4.4 billion of unused committed capacity (including cash and equivalents). Additionally, there are no significant maturities of the Company’s long-term debt prior to February 2011. See “Financial Condition and Liquidity” for further details regarding the Company’s committed capacity.
     During the first quarter of 2009, TWC began a significant restructuring, primarily consisting of headcount reductions. TWC expects to incur total restructuring charges of approximately $75 million during 2009, including $50 million incurred during the first half of 2009.

TIME WARNER CABLE INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS
OF OPERATIONS AND FINANCIAL CONDITION—(Continued)
Recent Developments
Separation from Time Warner, Recapitalization and TWC Reverse Stock Split
     On March 12, 2009, the separation of TWC from Time Warner was completed pursuant to a Separation Agreement dated as of May 20, 2008 (the “Separation Agreement”) between TWC and its subsidiaries, Time Warner Entertainment Company, L.P. (“TWE”) and TW NY, and Time Warner and its subsidiaries, Warner Communications Inc. (“WCI”), Historic TW Inc. (“Historic TW”) and American Television and Communications Corporation (“ATC”). In accordance with the Separation Agreement, on February 25, 2009, Historic TW transferred its 12.43% non-voting common stock interest in TW NY to TWC in exchange for 80 million newly issued shares (approximately 27 million shares after giving effect to the 1-for-3 reverse stock split discussed below) of TWC’s Class A common stock (the “TW NY Exchange”). On March 12, 2009, TWC paid a special cash dividend of $10.27 per share ($30.81 per share after giving effect to the 1-for-3 reverse stock split, aggregating $10.856 billion) to holders of record on March 11, 2009 of TWC’s outstanding Class A common stock and Class B common stock, which included Time Warner (the “Special Dividend”). Following the receipt by Time Warner of its share of the Special Dividend, TWC filed with the Secretary of State of the State of Delaware an amended and restated certificate of incorporation, pursuant to which, among other things, each outstanding share of TWC Class A common stock (including the shares of Class A common stock issued in the TW NY Exchange) and TWC Class B common stock was automatically converted (the “Recapitalization”) into one share of common stock, par value $0.01 per share (the “TWC Common Stock”). After the Recapitalization, TWC’s separation from Time Warner (the “Separation”) was effected as a pro rata dividend of all shares of TWC Common Stock held by Time Warner to holders of record of Time Warner’s common stock (the “Spin-Off Dividend” or the “Distribution”) as of 8:00 pm on March 12, 2009, the record date for the Spin-Off Dividend. On March 12, 2009, Time Warner deposited its shares of TWC Common Stock with an agent and, at the record date for the Spin-Off Dividend, was deemed to no longer beneficially own such shares. On March 27, 2009, the distribution date for the Spin-Off Dividend, all of these shares of TWC Common Stock were distributed. The TW NY Exchange, the Special Dividend, the Recapitalization, the Separation and the Distribution collectively are referred to as the “Separation Transactions.”
     To pay a portion of the Special Dividend, on March 12, 2009, TWC borrowed (i) the full committed amount of $1.932 billion under its 364-day senior unsecured term loan facility (the “2008 Bridge Facility”) and (ii) approximately $3.3 billion under its senior unsecured five-year revolving credit facility (the “Revolving Credit Facility”). The Company funded the remainder of the Special Dividend with approximately $5.6 billion of cash on hand. See “—2009 Bond Offerings and Termination of Lending Commitments” below for further details regarding the termination of the 2008 Bridge Facility.
     In connection with the Separation Transactions, on March 12, 2009, the Company implemented a reverse stock split of the TWC Common Stock (the “TWC reverse stock split”) at a 1-for-3 ratio, effective immediately after the Recapitalization. The shares of TWC Common Stock distributed in the Spin-Off Dividend gave effect to both the Recapitalization and the TWC reverse stock split.
     During the three and six months ended June 30, 2009 and 2008, the Company incurred pretax costs related to the Separation, which have been reflected in the Company’s consolidated statement of operations as follows (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Other expense, net	$1	$10	$28	$12
Interest expense, net	—	31	13	31

Pretax costs related to the Separation	$1	$41	$41	$43

     In the table above, other expense, net, consists of direct transaction costs (e.g., legal and professional fees) and interest expense, net, consists of debt issuance costs. The debt issuance costs for the six months ended June 30, 2009 primarily relate to the portion of the upfront loan fees for the 2008 Bridge Facility that was expensed due to the repayment of all borrowings outstanding under, and the resulting termination of, such facility with a portion of the net proceeds of the March 2009 Bond Offering (as defined below).

TIME WARNER CABLE INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS
OF OPERATIONS AND FINANCIAL CONDITION—(Continued)
2009 Bond Offerings and Termination of Lending Commitments
     On March 26, 2009, TWC issued $3.0 billion in aggregate principal amount of senior unsecured notes (the “March 2009 Bond Offering”) and, on June 29, 2009, TWC issued $1.5 billion in aggregate principal amount of senior unsecured debentures (the “June 2009 Bond Offering” and, together with the March 2009 Bond Offering, the “2009 Bond Offerings”) under a shelf registration statement on Form S-3 filed during 2008 (the “Shelf Registration Statement”) with the SEC that allows TWC to offer and sell from time to time senior and subordinated debt securities and debt warrants. The March 2009 Bond Offering consisted of $1.0 billion principal amount of 7.50% notes due 2014 and $2.0 billion principal amount of 8.25% notes due 2019. The June 2009 Bond Offering consisted of $1.5 billion principal amount of 6.75% debentures due 2039. TWC’s obligations under the debt securities issued in the 2009 Bond Offerings are guaranteed by TWE and TW NY.
     The Company used $1.934 billion of the net proceeds from the March 2009 Bond Offering to repay all of the borrowings outstanding under the 2008 Bridge Facility, as well as accrued interest and commitment fees, and such facility was terminated by the parties thereto in accordance with its terms. Additionally, as a result of the March 2009 Bond Offering and the termination of the 2008 Bridge Facility, the Company terminated Time Warner’s commitment (as lender) under a two-year $1.535 billion senior unsecured supplemental term loan facility, and the credit agreement governing such facility was terminated in accordance with its terms. The Company used the remaining net proceeds from the March 2009 Bond Offering to repay a portion of the borrowings outstanding under the Revolving Credit Facility.
     The Company used the net proceeds of $1.444 billion from the June 2009 Bond Offering, as well as $1 million of cash on hand, to repay a portion of the $3.045 billion outstanding indebtedness under its five-year term loan facility, which reduced the outstanding indebtedness under such facility to $1.6 billion.
     See Note 4 to the accompanying consolidated financial statements for further details regarding the 2009 Bond Offerings.
FINANCIAL STATEMENT PRESENTATION
Revenues
     The Company’s revenues consist of Subscription and Advertising revenues. Subscription revenues consist of revenues from video, high-speed data and voice services.
     Video revenues include subscriber fees for any tier of video service from both residential and commercial subscribers. Video revenues from digital services, or digital video revenues, include revenues from digital tiers, premium channels, transactional video-on-demand (e.g., events, movies and pay-per-view) and digital video recorder services. Video revenues also include related equipment rental charges, installation charges and franchise fees collected on behalf of local franchising authorities. Several ancillary items are also included within video revenues, such as commissions earned on the sale of merchandise by home shopping services and rental income earned on the leasing of antenna attachments on transmission towers owned by the Company.
     High-speed data revenues include subscriber fees from both residential and commercial subscribers, along with related home networking fees and installation charges. Additionally, high-speed data revenues include fees received from certain distributors of TWC’s Road RunnerTM high-speed data service (including cable systems managed by the Advance/Newhouse Partnership). High-speed data revenues also include fees paid to TWC by the Advance/Newhouse Partnership for managing certain functions for the Advance/Newhouse Partnership, including, among others, programming and engineering. In addition, high-speed data revenues include fees received from third-party internet service providers whose on-line services are provided to some of TWC’s customers and revenues generated by the sale of commercial networking and transport services (e.g., cellular backhaul).
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
RESULTS OF OPERATIONS
Changes in Basis of Presentation
Noncontrolling Interests
     In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“Statement”) No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51 (“FAS 160”). The provisions of FAS 160 establish accounting and reporting standards for the noncontrolling interest in a subsidiary, including the accounting treatment upon the deconsolidation of a subsidiary. The provisions of FAS 160 became effective for TWC on January 1, 2009 and have been applied prospectively, except for the provisions related to the presentation of noncontrolling interests, which have been applied retrospectively for all periods presented. During the first quarter of 2009, noncontrolling interests of $1.110 billion as of December 31, 2008 were reclassified to a component of total equity in the accompanying consolidated balance sheet. For the three and six months ended June 30, 2008, minority interest expense of $46 million and $87 million, respectively ($28 million and $52 million, respectively, net of tax), is excluded from net income in the accompanying consolidated statement of operations. Net income attributable to TWC per common share for prior periods is not impacted.
Reverse Stock Split
     In connection with the Separation Transactions, on March 12, 2009, the Company implemented the TWC reverse stock split at a 1-for-3 ratio. The Company has recast the presentation of share and per share data in the prior year financial statements to reflect the TWC reverse stock split.
Reclassifications
     Certain reclassifications have been made to the prior year’s financial information to conform to the June 30, 2009 presentation.
Recent Accounting Standards
     See Note 2 to the accompanying consolidated financial statements for other accounting standards adopted in 2009 and accounting standards not yet adopted.

TIME WARNER CABLE INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS
OF OPERATIONS AND FINANCIAL CONDITION—(Continued)
Three and Six Months Ended June 30, 2009 Compared to Three and Six Months Ended June 30, 2008
     The following discussion provides an analysis of the Company’s results of operations and should be read in conjunction with the accompanying consolidated statement of operations, as well as the consolidated financial statements and notes thereto and MD&A included in the June 2009 Form 8-K.
     Revenues. Revenues by major category were as follows (in millions):

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2009	2008	% Change	2009	2008	% Change
Subscription:
Video	$2,706	$2,636	3%	$5,373	$5,239	3%
High-speed data	1,123	1,032	9%	2,224	2,026	10%
Voice	471	397	19%	922	763	21%

Total Subscription	4,300	4,065	6%	8,519	8,028	6%
Advertising	174	233	(25%)	319	430	(26%)

Total	$4,474	$4,298	4%	$8,838	$8,458	4%

     Selected subscriber-related statistics were as follows (in thousands):

	June 30,
	2009	2008	% Change
Video(a)	13,048	13,297	(2%)
Residential high-speed data(b)(c)	8,757	8,125	8%
Commercial high-speed data(b)(c)	289	287	1%
Residential Digital Phone(c)(d)	4,016	3,421	17%
Commercial Digital Phone(c)(d)	48	16	200%
Primary service units(e)	26,158	25,146	4%
Digital video(f)	8,802	8,483	4%
Revenue generating units(g)	34,960	33,629	4%
Customer relationships(h)	14,652	14,737	(1%)
Double play(i)	4,834	4,760	2%
Triple play(j)	3,335	2,824	18%

(a)	Video subscriber numbers reflect billable subscribers who receive at least basic video service.

(b)	High-speed data subscriber numbers reflect billable subscribers who receive TWC’s Road Runner high-speed data service or any of the other high-speed data services offered by TWC.

(c)
The determination of whether a high-speed data or Digital Phone subscriber is categorized as commercial or residential is generally based upon the type of service provided to that subscriber. For example, if TWC provides a commercial service, the subscriber is classified as commercial.

(d)	Digital Phone subscriber numbers reflect billable subscribers who receive an IP-based telephony service.

(e)	Primary service unit numbers represent the total of all video, high-speed data and voice subscribers.

(f)	Digital video subscriber numbers reflect billable video subscribers who receive any level of video service at their dwelling or commercial establishment via digital transmissions.

(g)	Revenue generating unit numbers represent the total of all video, digital video, high-speed data and voice subscribers.

(h)
Customer relationships represent the number of subscribers who receive at least one of the Company’s primary services. For example, a subscriber who purchases only high-speed data service and no video service will count as one customer relationship, and a subscriber who purchases both video and high-speed data services will also count as only one customer relationship.

(i)	Double play subscriber numbers reflect customers who subscribe to two of the Company’s primary services.

(j)	Triple play subscriber numbers reflect customers who subscribe to all three of the Company’s primary services.

TIME WARNER CABLE INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS
OF OPERATIONS AND FINANCIAL CONDITION—(Continued)
     Subscription revenues increased as a result of increases in video, high-speed data and voice revenues. The increase in video revenues was primarily due to video price increases and the continued growth of digital video subscribers, which were partially offset by a decrease in basic video subscribers (resulting, in part, from the December 2008 sale of certain non-core cable systems serving 78,000 video subscribers) and a decline in premium channel subscribers. The growth in video revenues for the six months ended June 30, 2009 was also impacted by a decline in transactional video-on-demand revenues. Commercial video revenues were $63 million and $123 million for the three and six months ended June 30, 2009, respectively, compared to $56 million and $115 million for the three and six months ended June 30, 2008, respectively. Additional information regarding the major components of video revenues was as follows (in millions):

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2009	2008	% Change	2009	2008	% Change
Basic video services	$1,596	$1,577	1%	$3,171	$3,128	1%
Digital video services	659	637	3%	1,302	1,269	3%
Equipment rental and installation charges	298	275	8%	593	544	9%
Franchise fees	119	116	3%	237	228	4%
Other	34	31	10%	70	70	—

Total	$2,706	$2,636	3%	$5,373	$5,239	3%

     High-speed data revenues increased primarily due to growth in residential high-speed data subscribers and an increase in commercial networking and transport revenues. Commercial high-speed data revenues were $144 million and $284 million for the three and six months ended June 30, 2009, respectively, compared to $130 million and $250 million for the three and six months ended June 30, 2008, respectively.
     The increase in voice revenues was due to growth in Digital Phone subscribers, partially offset by a decrease in average revenues per subscriber. Commercial voice revenues were $16 million and $29 million for the three and six months ended June 30, 2009, respectively, compared to $6 million and $9 million for the three and six months ended June 30, 2008, respectively.
     Average monthly subscription revenues (which includes video, high-speed data and voice revenues) per unit were as follows:

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2009	2008	% Change	2009	2008	% Change
Average monthly subscription revenues per:
Video subscriber	$109.59	$101.76	8%	$108.63	$100.73	8%
Customer relationship	97.73	91.89	6%	97.02	91.06	7%
Primary service unit	54.90	54.30	1%	54.78	54.31	1%
Revenue generating unit	41.08	40.62	1%	40.98	40.66	1%
     Advertising revenues decreased primarily due to a decline in Advertising revenues from national, regional and local businesses. The Company expects that Advertising revenues will decline in the second half of 2009 as compared to the second half of 2008 due to lower political advertising revenues and continued weakness in Advertising revenues from national, regional and local businesses.
     Costs of revenues. The major components of costs of revenues were as follows (in millions):

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2009	2008	% Change	2009	2008	% Change
Video programming	$1,001	$939	7%	$2,004	$1,868	7%
Employee	602	571	5%	1,221	1,155	6%
High-speed data	33	37	(11%)	66	77	(14%)
Voice	157	134	17%	309	262	18%
Video franchise fees	119	116	3%	237	228	4%
Other direct operating costs	208	221	(6%)	410	435	(6%)

Total	$2,120	$2,018	5%	$4,247	$4,025	6%

TIME WARNER CABLE INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS
OF OPERATIONS AND FINANCIAL CONDITION—(Continued)
     For the three and six months ended June 30, 2009, costs of revenues increased 5% and 6%, respectively, primarily related to increases in video programming, employee and voice costs. As a percentage of revenues, costs of revenues were 47% for both the three months ended June 30, 2009 and 2008, and were 48% for both the six months ended June 30, 2009 and 2008.
     The increase in video programming costs was primarily due to contractual rate increases and the expansion of service offerings, partially offset by lower costs resulting from a decline in video subscribers and a decline in subscriptions to premium channels. Average programming costs per video subscriber increased 9% to $25.53 per month for the three months ended June 30, 2009 from $23.49 per month for the three months ended June 30, 2008. Average programming costs per video subscriber increased 9% to $25.55 per month for the six months ended June 30, 2009 from $23.43 per month for the six months ended June 30, 2008. The Company expects video programming costs to increase in the second half of 2009 at a rate greater than that experienced during the first half of 2009, reflecting programming rate increases on existing services, costs associated with retransmission consent agreements, digital video subscriber growth and the expansion of service offerings.
     Employee costs for the three and six months ended June 30, 2009 increased primarily due to increases in group medical insurance and pension expenses. Employee costs for the six-month period also increased as a result of higher average headcount and salary increases.
     High-speed data costs consist of the direct costs associated with the delivery of high-speed data services, including network connectivity costs and certain high-speed data customer care support service costs. High-speed data costs decreased primarily due to a decline in certain customer care support service costs.
     Voice costs consist of the direct costs associated with the delivery of voice services, including network connectivity costs. Voice costs increased primarily due to growth in Digital Phone subscribers.
     Selling, general and administrative expenses. The major components of selling, general and administrative expenses were as follows (in millions):

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2009	2008	% Change	2009	2008	% Change
Employee	$284	$279	2%	$592	$587	1%
Marketing	128	151	(15%)	268	309	(13%)
Separation-related “make-up” equity award costs	2	—	NM	2	—	NM
Other	290	276	5%	572	559	2%

Total	$704	$706	—	$1,434	$1,455	(1%)

NM—Not meaningful.
     Selling, general and administrative expenses decreased primarily as a result of lower marketing costs, partially offset by an increase in bad debt expense. Employee costs for the three and six months ended June 30, 2009 also increased slightly due to higher pension expense, which, for the six months ended June 30, 2009, was partially offset by lower incentive compensation expense.
     As a result of the Separation, pursuant to their terms, Time Warner equity awards held by TWC employees were forfeited and/or experienced a reduction in value. During the three and six months ended June 30, 2009, the Company recorded $2 million of costs associated with TWC stock options and restricted stock units granted to its employees to offset these forfeitures and/or reduced values.
     Restructuring costs. The results include restructuring costs of $7 million and $50 million for three and six months ended June 30, 2009, respectively, and $4 million and $6 million for the three and six months ended June 30, 2008, respectively. During the first quarter of 2009, TWC began a significant restructuring, primarily consisting of headcount reductions, and expects to incur total restructuring charges of approximately $75 million during 2009, including the $50 million incurred during the first half of 2009. The Company expects to eliminate approximately 1,200 positions during 2009, of which approximately 900 positions were terminated during the first half of 2009.

TIME WARNER CABLE INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS
OF OPERATIONS AND FINANCIAL CONDITION—(Continued)
     Gain (loss) on sale of cable systems. During the three and six months ended June 30, 2008, the Company recorded a pretax impairment loss of $45 million as a result of the then anticipated sale of certain non-core cable systems, which closed in December 2008. During the fourth quarter of 2008, the Company recorded an additional pretax loss on the sale of these systems of $13 million (primarily representing post-closing and working capital adjustments). During the second quarter of 2009, $2 million of these losses were recovered as a result of additional working capital adjustments.
     Reconciliation of Operating Income to Operating Income before Depreciation and Amortization. The following table reconciles Operating Income to Operating Income before Depreciation and Amortization. In addition, the table provides the components from Operating Income to net income attributable to TWC for purposes of the discussions that follow (in millions):

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2009	2008	% Change	2009	2008	% Change
		(recast)			(recast)
Net income attributable to TWC	$316	$277	14%	$480	$519	(8%)
Plus: Net income attributable to noncontrolling interests	1	28	(96%)	21	52	(60%)

Net income	317	305	4%	501	571	(12%)
Income tax provision	216	200	8%	407	382	7%

Income before income taxes	533	505	6%	908	953	(5%)
Interest expense, net	336	219	53%	626	418	50%
Other expense, net	13	14	(7%)	64	3	NM

Operating Income	882	738	20%	1,598	1,374	16%
Depreciation	701	722	(3%)	1,392	1,423	(2%)
Amortization	62	65	(5%)	119	130	(8%)

Operating Income before Depreciation and Amortization	$1,645	$1,525	8%	$3,109	$2,927	6%

NM—Not meaningful.
     Operating Income before Depreciation and Amortization. As discussed above, Operating Income before Depreciation and Amortization for the three and six months ended June 30, 2009 was impacted by restructuring costs, Separation-related “make-up” equity award costs and the gain on sale of cable systems, and Operating Income before Depreciation and Amortization for the three and six months ended June 30, 2008 was impacted by restructuring costs and the loss on sale of cable systems. Excluding these items, Operating Income before Depreciation and Amortization for the three and six months ended June 30, 2009 increased principally as a result of revenue growth, partially offset by higher costs of revenues, as discussed above.
     Depreciation expense. The decrease in depreciation expense for the three and six months ended June 30, 2009 was primarily associated with certain property, plant and equipment acquired in the 2006 transactions with Adelphia Communications Corporation and Comcast Corporation that was fully depreciated subsequent to June 30, 2008, partially offset by purchases of customer premise equipment, scalable infrastructure and line extensions occurring during or subsequent to the comparable period in 2008.
     Amortization expense. Amortization expense for the six months ended June 30, 2009 benefited from an approximate $13 million adjustment to reduce excess amortization recorded in prior years.
     Operating Income. As discussed above, Operating Income for the three and six months ended June 30, 2009 was impacted by restructuring costs, Separation-related “make-up” equity award costs and the gain on sale of cable systems, and Operating Income for the three and six months ended June 30, 2008 was impacted by restructuring costs and the loss on sale of cable systems. Excluding these items, Operating Income increased for the three and six months ended June 30, 2009 primarily due to the increase in Operating Income before Depreciation and Amortization and the decrease in depreciation expense and amortization expense, as discussed above.

TIME WARNER CABLE INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS
OF OPERATIONS AND FINANCIAL CONDITION—(Continued)
     Interest expense, net. Interest expense, net, increased for the three and six months ended June 30, 2009 primarily due to higher average debt outstanding during the periods. Additionally, interest expense, net, for the six months ended June 30, 2009 included $13 million of debt issuance costs primarily related to the portion of the upfront loan fees for the 2008 Bridge Facility that was expensed due to the repayment of all borrowings outstanding under, and the resulting termination of, such facility with a portion of the net proceeds of the March 2009 Bond Offering. Interest expense, net, for the three and six months ended June 30, 2008 included $31 million of debt issuance costs related to the portion of the upfront loan fees for the 2008 Bridge Facility that was expensed due to the reduction of commitments under such facility as a result of the public offering of notes and debentures in June 2008 (the “June 2008 Bond Offering”). As a result of the debt incurred to finance the Special Dividend, including the Company’s public offering of notes in November 2008 (the “November 2008 Bond Offering,” and, together with the June 2008 Bond Offering, the “2008 Bond Offerings”) and the 2009 Bond Offerings, the Company expects that interest expense, net, will increase significantly during the remainder of 2009 as compared to 2008. See Note 4 to the accompanying consolidated financial statements for further details regarding the 2009 Bond Offerings.
     Other expense, net. Other expense, net, detail is shown in the table below (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Direct transaction costs related to the Separation Transactions(a)	$1	$10	$28	$12
Loss (income) from equity investments, net	10	(5)	23	(10)
Impairment of investment in The Reserve Fund(b)	—	—	10	—
Other investment losses (gains)(c)	(3)	8	(3)	(1)
Equity award reimbursement obligation to Time Warner(d)	6	—	8	—
Other	(1)	1	(2)	2

Other expense, net	$13	$14	$64	$3

(a)	Amounts primarily consist of legal and professional fees.

(b)	See “Financial Condition and Liquidity—Current Financial Condition” for additional discussion about The Reserve Fund.

(c)
Amount for the three and six months ended June 30, 2008 includes an $8 million pretax impairment on an investment. During the three and six months ended June 30, 2009, the Company recovered a portion of its investment, resulting in a $3 million gain. For the six months ended June 30, 2008, the impairment partially offsets a $9 million gain recorded on the sale of a cost-method investment.

(d)	See Note 5 for a discussion of the Company’s accounting for its equity award reimbursement obligation to Time Warner.
     The change in loss (income) from equity investments, net, for the three and six months ended June 30, 2009 was primarily due to the impact of losses incurred during the first half of 2009 by Clearwire Communications LLC, an equity-method investment of the Company.
     Income tax provision. TWC’s income tax provision has been prepared as if the Company operated as a stand-alone taxpayer for all periods presented. For the three months ended June 30, 2009 and 2008, the Company recorded income tax provisions of $216 million and $200 million, respectively. For the six months ended June 30, 2009 and 2008, the Company recorded income tax provisions of $407 million and $382 million, respectively. The effective tax rate was 41% and 40% for the three months ended June 30, 2009 and 2008, respectively, and was 45% and 40% for the six months ended June 30, 2009 and 2008, respectively. The increase in the effective tax rate for the six months ended June 30, 2009 was primarily a result of the passage of the California state budget during the first quarter of 2009 that, in part, changed the methodology of income tax apportionment in California. This tax law change resulted in an increase in state deferred tax liabilities and a corresponding noncash tax provision of $38 million, which was recorded in the first quarter of 2009. Absent this tax law change, the effective tax rate for the six months ended June 30, 2009 would have been 41%.
     Net income attributable to noncontrolling interests. Net income attributable to noncontrolling interests decreased principally due to the changes in the ownership structure of the Company as a result of the TW NY Exchange, which occurred in February 2009. Due to these changes, the Company expects that net income attributable to noncontrolling interests will be lower in the second half of 2009 as compared to the second half of 2008.

TIME WARNER CABLE INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS
OF OPERATIONS AND FINANCIAL CONDITION—(Continued)
     Net income attributable to TWC and net income attributable to TWC per common share. Net income attributable to TWC and net income attributable to TWC per common share were as follows for the three and six months ended June 30, 2009 and 2008 (in millions, except per share data):

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2009	2008	% Change	2009	2008	% Change
		(recast)			(recast)
Net income attributable to TWC	$316	$277	14%	$480	$519	(8%)

Net income attributable to TWC per common share:
Basic	$0.90	$0.85	6%	$1.39	$1.59	(13%)
Diluted	$0.89	$0.85	5%	$1.39	$1.59	(13%)
     As discussed above, net income attributable to TWC for the three and six months ended June 30, 2009 was impacted by restructuring costs, Separation-related “make-up” equity award costs and the gain on sale of cable systems, and net income attributable to TWC for the three and six months ended June 30, 2008 was impacted by restructuring costs and the loss on sale of cable systems. Excluding these items, for the three months ended June 30, 2009, net income attributable to TWC and net income attributable to TWC per common share increased primarily due to an increase in Operating Income and a decrease in net income attributable to noncontrolling interests, partially offset by an increase in interest expense, net, each as discussed above, and for the six months ended June 30, 2009, net income attributable to TWC and net income attributable to TWC per common share decreased primarily due to the increases in interest expense, net, other expense, net, and income tax provision, partially offset by an increase in Operating Income and a decrease in net income attributable to noncontrolling interests, each as discussed above.
FINANCIAL CONDITION AND LIQUIDITY
     Management believes that cash generated by or available to TWC should be sufficient to fund its capital and liquidity needs for the foreseeable future. There are no significant maturities of the Company’s long-term debt prior to February 2011. TWC’s sources of cash include cash provided by operating activities, cash and equivalents on hand, borrowing capacity under its committed credit facility and commercial paper program, as well as access to capital markets.
     TWC’s unused committed capacity was $4.364 billion as of June 30, 2009, reflecting $528 million of cash and equivalents and $3.836 billion of available borrowing capacity under the Company’s $5.875 billion Revolving Credit Facility.
Current Financial Condition
     As of June 30, 2009, the Company had $22.626 billion of debt, $528 million of cash and equivalents (net debt of $22.098 billion, defined as total debt less cash and equivalents), $300 million of mandatorily redeemable non-voting Series A Preferred Equity Membership Units (the “TW NY Cable Preferred Membership Units”) issued by a subsidiary of TWC, Time Warner NY Cable LLC (“TW NY Cable”), and $7.917 billion of total TWC shareholders’ equity. As of December 31, 2008, the Company had $17.728 billion of debt, $5.449 billion of cash and equivalents (net debt of $12.279 billion), $300 million of TW NY Cable Preferred Membership Units and $17.164 billion of total TWC shareholders’ equity.
     The following table shows the significant items contributing to the increase in net debt from December 31, 2008 to June 30, 2009 (in millions):

Balance as of December 31, 2008	$12,279
Payment of the Special Dividend	10,856
Cash provided by operating activities	(2,571)
Capital expenditures	1,529
All other, net	5

Balance as of June 30, 2009	$22,098

     As discussed in “Overview—Recent Developments—2009 Bond Offerings and Termination of Lending Commitments,” the Shelf Registration Statement on file with the SEC allows TWC to offer and sell from time to time senior and subordinated debt securities and debt warrants.

TIME WARNER CABLE INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS
OF OPERATIONS AND FINANCIAL CONDITION—(Continued)
     The Company invests its cash and equivalents in a combination of money market, government and treasury funds, as well as bank certificates of deposit, in accordance with the Company’s investment policy of diversifying its investments and limiting the amount of its investments in a single entity or fund. Consistent with the foregoing, the Company invested a portion of the net cash proceeds of the June 2008 Bond Offering in The Reserve Fund’s Primary Fund (“The Reserve Fund”). On the morning of September 15, 2008, the Company requested a full redemption of its $490 million investment in The Reserve Fund, but the redemption request was not honored. On September 22, 2008, The Reserve Fund announced that redemptions of shares were suspended pursuant to an SEC order requested by The Reserve Fund so that an orderly liquidation could be effected. Through June 30, 2009, the Company received $441 million from The Reserve Fund representing its pro rata share of partial distributions made by The Reserve Fund. The Company believes that it is legally entitled to a return of its entire investment in The Reserve Fund. However, during the first quarter of 2009, The Reserve Fund announced that it was establishing a $3.5 billion special reserve for legal and other costs that would not be distributed to investors until all claims are resolved. As a result, the Company recorded a $10 million impairment of its investment in The Reserve Fund during the first quarter of 2009, which is included in other expense, net, in the accompanying consolidated statement of operations. The $39 million net receivable from The Reserve Fund as of June 30, 2009 is classified as prepaid expenses and other current assets in the accompanying consolidated balance sheet. On April 3, 2009, the Company filed suit in the New York State Supreme Court against The Reserve Fund alleging, among other things, that The Reserve Fund has breached its contractual obligations to the Company and seeking full payment of the amount of its outstanding obligation with interest. This case has been removed to federal district court in New York. On May 5, 2009, the SEC filed an Order to Show Cause with the federal district court in New York seeking to enjoin The Reserve Fund’s current plan of distribution, and to compel a pro rata distribution of The Reserve Fund’s assets.
Cash Flows
     Cash and equivalents decreased $4.921 billion and increased $3.617 billion for the six months ended June 30, 2009 and 2008, respectively. Components of these changes are discussed below in more detail.
Operating Activities
     Details of cash provided by operating activities are as follows (in millions):

	Six Months Ended
	June 30,
	2009	2008
Operating Income before Depreciation and Amortization	$3,109	$2,927
Loss (gain) on sale of cable systems	(2)	45
Noncash equity-based compensation	54	48
Net interest payments(a)	(517)	(394)
Pension plan contributions(b)	(81)	(100)
Restructuring accruals (payments), net	15	(6)
Net income taxes paid(c)	(13)	(18)
All other, net, including working capital changes	6	33

Cash provided by operating activities	$2,571	$2,535

(a)	Amounts include interest income received of $3 million and $4 million for the six months ended June 30, 2009 and 2008, respectively.

(b)	Amounts represent contributions to the Company’s funded and unfunded defined benefit pension plans.

(c)	Amounts include income tax refunds received of $43 million and $3 million for the six months ended June 30, 2009 and 2008, respectively.
     Cash provided by operating activities increased from $2.535 billion for the six months ended June 30, 2008 to $2.571 billion for the six months ended June 30, 2009. This increase was primarily related to an increase in Operating Income before Depreciation and Amortization (as previously discussed), the decrease in pension plan contributions and the change in restructuring accruals (payments), net, partially offset by an increase in net interest payments and the change in working capital requirements. The increase in net interest payments resulted from higher average debt outstanding during the first half of 2009, as well as the timing of interest payments.

TIME WARNER CABLE INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS
OF OPERATIONS AND FINANCIAL CONDITION—(Continued)
     Net income taxes paid during the six months ended June 30, 2009 benefited from reimbursements from Time Warner in accordance with a tax sharing arrangement between TWC and Time Warner, as well as the impact of the accelerated depreciation deductions provided by the American Recovery and Reinvestment Act of 2009, partially offset by the reversal of a portion of similar benefits received in 2008 from the Economic Stimulus Act of 2008. These Acts provide for a first year bonus depreciation deduction of 50% of the cost of the Company’s qualified capital expenditures for the year and the net benefit is expected to continue throughout the remainder of 2009.
     As a result of the 2008 Bond Offerings and the 2009 Bond Offerings, the Company expects that its net interest payments will continue to increase significantly during the remainder of 2009 as compared to 2008.
     The Company contributed $80 million to its funded defined benefit pension plans during the first half of 2009 and anticipates making additional discretionary cash contributions of at least $70 million during the remainder of 2009, subject to market conditions and other considerations.
Investing Activities
     Details of cash used by investing activities are as follows (in millions):

	Six Months Ended
	June 30,
	2009	2008
Investments and acquisitions, net of cash acquired and distributions received:
The Reserve Fund	$54	$—
SpectrumCo(a)	(27)	(3)
All other	(10)	(23)
Capital expenditures	(1,529)	(1,708)
Other investing activities	7	11

Cash used by investing activities	$(1,505)	$(1,723)

(a)
2009 amount includes a contribution of $22 million to SpectrumCo LLC (“SpectrumCo”) to fund the Company’s share of a $70 million payment to Cox Communications, Inc. (“Cox”) to redeem a 10.9% interest in SpectrumCo held by an affiliate of Cox. Cox also received advanced wireless spectrum (“AWS”) licenses, principally covering areas in which Cox has cable services. Following the closing of the Cox transaction, SpectrumCo’s licenses cover 20 MHz of AWS in over 80% of the continental United States and Hawaii.

     Cash used by investing activities decreased from $1.723 billion for the six months ended June 30, 2008 to $1.505 billion for the six months ended June 30, 2009. This decrease was principally due to a decrease in capital expenditures and the change in investments and acquisitions, net. The Company expects that capital expenditures will continue to be lower in the second half of 2009 as compared to 2008.

TIME WARNER CABLE INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS
OF OPERATIONS AND FINANCIAL CONDITION—(Continued)
     TWC’s capital expenditures included the following major categories (in millions):

	Six Months Ended
	June 30,
	2009	2008
Customer premise equipment(a)	$663	$856
Scalable infrastructure(b)	334	258
Line extensions(c)	141	179
Upgrades/rebuilds(d)	86	147
Support capital(e)	305	268

Total capital expenditures	$1,529	$1,708

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

(e)
Amounts represent all other capital purchases required to run day-to-day operations. These costs typically include vehicles, land and buildings, computer hardware/software, office equipment, furniture and fixtures, tools and test equipment. Amounts include capitalized software costs of $67 million and $88 million for the six months ended June 30, 2009 and 2008, respectively.

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
Financing Activities
     Details of cash provided (used) by financing activities are as follows (in millions):

	Six Months Ended
	June 30,
	2009	2008
Borrowings (repayments), net(a)	$—	$(166)
Borrowings	10,071	5,203
Repayments	(5,177)	(2,145)
Debt issuance costs	(24)	(85)
Payment of Special Dividend	(10,856)	—
Other financing activities	(1)	(2)

Cash provided (used) by financing activities	$(5,987)	$2,805

(a)	Borrowings (repayments), net, reflects borrowings under the Company’s commercial paper program with original maturities of three months or less, net of repayments of such borrowings.

TIME WARNER CABLE INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS
OF OPERATIONS AND FINANCIAL CONDITION—(Continued)
     Cash provided by financing activities was $2.805 billion for the six months ended June 30, 2008 compared to cash used by financing activities of $5.987 billion for the six months ended June 30, 2009. Cash used by financing activities for the six months ended June 30, 2009 primarily included the payment of the Special Dividend, partially offset by the net proceeds of the 2009 Bond Offerings and borrowings under the Revolving Credit Facility. Cash provided by financing activities for the six months ended June 30, 2008 primarily included net proceeds from the June 2008 Bond Offering, partially offset by repayments under the Revolving Credit Facility and commercial paper program, and debt issuance costs relating to the June 2008 Bond Offering and the 2008 Bridge Facility.
Free Cash Flow
     Reconciliation of Cash provided by operating activities to Free Cash Flow. The following table reconciles Cash provided by operating activities to Free Cash Flow (in millions):

	Six Months Ended
	June 30,
	2009	2008
Cash provided by operating activities	$2,571	$2,535
Add: Excess tax benefit from exercise of stock options	—	—
Less:
Capital expenditures	(1,529)	(1,708)
Cash paid for other intangible assets	(10)	(19)
Partnership distributions and principal payments on capital leases	(1)	(2)

Free Cash Flow	$1,031	$806

     Free Cash Flow increased from $806 million for the six months ended June 30, 2008 to $1.031 billion for the six months ended June 30, 2009, primarily as a result of a decrease in capital expenditures and an increase in cash provided by operating activities, as discussed above.
Outstanding Debt and Mandatorily Redeemable Preferred Equity and Available Financial Capacity
     Debt and mandatorily redeemable preferred equity as of June 30, 2009 and December 31, 2008 were as follows:

	Interest Rate at			Outstanding Balance as of
	June 30,			June 30,	December 31,
	2009		Maturity	2009	2008
				(in millions)
Credit facilities(a)	0.805	%(b)	2011	$3,500	$3,045
TWE notes and debentures(c)	7.826	%(b)	2012-2033	2,708	2,714
TWC notes and debentures	6.796	%(d)	2012-2039	16,406	11,956
Capital leases and other(e)				12	13

Total debt				22,626	17,728
TW NY Cable Preferred Membership Units	8.210%		2013	300	300

Total debt and mandatorily redeemable preferred equity				$22,926	$18,028

(a)
TWC’s unused committed capacity was $4.364 billion as of June 30, 2009, reflecting $528 million in cash and equivalents and $3.836 billion of available borrowing capacity under the Revolving Credit Facility (which reflects a reduction of $139 million for outstanding letters of credit backed by the Revolving Credit Facility).

(b)	Rate represents an effective weighted-average interest rate.

(c)
Outstanding balance amount as of June 30, 2009 and December 31, 2008 includes an unamortized fair value adjustment of $108 million and $114 million, respectively, which includes the fair value adjustment recognized as a result of the merger of America Online, Inc. (now known as AOL LLC) and Time Warner Inc. (now known as Historic TW Inc.).

(d)	Rate represents an effective weighted-average interest rate and includes the effects of derivative financial instruments.

(e)	Amount includes $1 million of debt due within one year as of December 31, 2008 (none as of June 30, 2009), which primarily relates to capital lease obligations.
     See “Overview—Recent Developments—2009 Bond Offerings and Termination of Lending Commitments” and Note 4 to the accompanying consolidated financial statements for further details regarding the Company’s outstanding debt and mandatorily redeemable preferred equity and other financing arrangements, including certain information about maturities, covenants, rating triggers and bank credit agreement leverage ratios relating to such debt and financing arrangements.

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
MARKET RISK MANAGEMENT
     Market risk is the potential gain/loss arising from changes in market rates and prices, such as interest rates. During June 2009, the Company entered into interest rate swap contracts to increase the Company’s percentage of variable-rate debt. The Company is subject to market risk with respect to its fixed-rate debt for the portion that is not covered by an interest rate swap agreement ($17.406 billion as of June 30, 2009). Refer to the June 2009 Form 8-K for a discussion of additional market risks applicable to the Company.
Interest Rate Risk
     The Company is exposed to the market risk of adverse changes in interest rates. To manage the volatility relating to these exposures, the Company’s policy is to maintain a mix of fixed-rate and variable-rate debt and to enter into various interest rate derivative transactions as described below. Using interest rate swaps, the Company agrees to exchange, at specified intervals, the difference between fixed and variable interest amounts calculated by reference to an agreed-upon notional principal amount.
     The following table summarizes the terms of the Company’s existing fixed to variable interest rate swaps as of June 30, 2009:

Maturities	2012-2014
Notional amount (in millions)	$1,700
Average pay rate (variable based on LIBOR plus variable margins)	3.95%
Average receive rate (fixed)	6.30%
Estimated fair value (in millions)	$8
     The notional amounts of interest rate instruments, as presented in the above table, are used to measure interest to be paid or received and do not represent the amount of exposure to credit loss. The estimated fair value approximates the proceeds (costs) to settle the outstanding contracts. While interest rate swaps represent an integral part of the Company’s interest rate risk management program, their incremental effect on interest expense for the three and six months ended June 30, 2009 was not significant.
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
Changes in Internal Control Over Financial Reporting
   There have not been any changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

TIME WARNER CABLE INC.
CONSOLIDATED BALANCE SHEET
(Unaudited)

	June 30,	December 31,
	2009	2008
		(recast)
	(in millions)
ASSETS
Current assets:
Cash and equivalents	$528	$5,449
Receivables, less allowances of $112 million and $90 million as of June 30, 2009 and December 31, 2008, respectively	617	692
Receivables from affiliated parties	—	161
Deferred income tax assets	142	156
Prepaid expenses and other current assets	306	201

Total current assets	1,593	6,659
Investments	911	895
Property, plant and equipment, net	13,557	13,537
Intangible assets subject to amortization, net	390	493
Intangible assets not subject to amortization	24,091	24,094
Goodwill	2,103	2,101
Other assets	127	110

Total assets	$42,772	$47,889

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$355	$546
Deferred revenue and subscriber-related liabilities	170	156
Payables to affiliated parties	40	209
Accrued programming expense	712	530
Other current liabilities	1,551	1,432

Total current liabilities	2,828	2,873
Long-term debt	22,626	17,727
Mandatorily redeemable preferred equity membership units issued by a subsidiary	300	300
Deferred income tax liabilities, net	8,515	8,193
Other liabilities	582	522
Commitments and contingencies (Note 9)
TWC shareholders’ equity:
Class A common stock, $0.01 par value, 0 shares and 300.7 million shares issued and outstanding as of June 30, 2009 and December 31, 2008, respectively	—	3
Class B common stock, $0.01 par value, 0 shares and 25.0 million shares issued and outstanding as of June 30, 2009 and December 31, 2008, respectively	—	—
Common stock, $0.01 par value, 352.4 million shares and 0 shares issued and outstanding as of June 30, 2009 and December 31, 2008, respectively	4	—
Paid-in capital	9,774	19,514
Accumulated other comprehensive loss, net	(459)	(467)
Accumulated deficit	(1,402)	(1,886)

Total TWC shareholders’ equity	7,917	17,164
Noncontrolling interests	4	1,110

Total equity	7,921	18,274

Total liabilities and equity	$42,772	$47,889

See accompanying notes.

TIME WARNER CABLE INC.
CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
		(recast)		(recast)
	(in millions, except per share data)
Revenues:
Subscription:
Video	$2,706	$2,636	$5,373	$5,239
High-speed data	1,123	1,032	2,224	2,026
Voice	471	397	922	763

Total Subscription	4,300	4,065	8,519	8,028
Advertising	174	233	319	430

Total revenues(a)	4,474	4,298	8,838	8,458
Costs and expenses:
Costs of revenues(a)(b)	2,120	2,018	4,247	4,025
Selling, general and administrative(a)(b)	704	706	1,434	1,455
Depreciation	701	722	1,392	1,423
Amortization	62	65	119	130
Restructuring costs	7	4	50	6
(Gain) loss on sale of cable systems	(2)	45	(2)	45

Total costs and expenses	3,592	3,560	7,240	7,084

Operating Income	882	738	1,598	1,374
Interest expense, net	(336)	(219)	(626)	(418)
Other expense, net	(13)	(14)	(64)	(3)

Income before income taxes	533	505	908	953
Income tax provision	(216)	(200)	(407)	(382)

Net income	317	305	501	571
Less: Net income attributable to noncontrolling interests	(1)	(28)	(21)	(52)

Net income attributable to TWC	$316	$277	$480	$519

Net income attributable to TWC per common share:
Basic	$0.90	$0.85	$1.39	$1.59

Diluted	$0.89	$0.85	$1.39	$1.59

Average common shares outstanding:
Basic	352.3	325.6	345.7	325.6

Diluted	353.7	326.0	346.4	325.9

Special cash dividend declared and paid per share of common stock	$—	$—	$30.81	$—

(a) Includes the following income (expenses) resulting from transactions with affiliated parties:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(in millions)		(in millions)
Revenues	$4	$4	$9	$7
Costs of revenues	(71)	(269)	(299)	(539)
Selling, general and administrative	—	(3)	(3)	(7)

(b)	Costs of revenues and selling, general and administrative expenses exclude depreciation.
See accompanying notes.

TIME WARNER CABLE INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2009	2008
		(recast)
	(in millions)
OPERATING ACTIVITIES
Net income	$501	$571
Adjustments for noncash and nonoperating items:
Depreciation and amortization	1,511	1,553
Pretax (gain) loss on asset sales	(2)	36
Loss from equity investments, net of cash distributions	26	5
Deferred income taxes	335	376
Equity-based compensation	54	48
Changes in operating assets and liabilities, net of acquisitions:
Receivables	79	18
Accounts payable and other liabilities	111	(30)
Other changes	(44)	(42)

Cash provided by operating activities	2,571	2,535

INVESTING ACTIVITIES
Investments and acquisitions, net of cash acquired and distributions received	17	(26)
Capital expenditures	(1,529)	(1,708)
Proceeds from asset sales	7	11

Cash used by investing activities	(1,505)	(1,723)

FINANCING ACTIVITIES
Borrowings (repayments), net(a)	—	(166)
Borrowings(b)	10,071	5,203
Repayments(b)	(5,177)	(2,145)
Debt issuance costs	(24)	(85)
Payment of special cash dividend	(10,856)	—
Other financing activities	(1)	(2)

Cash provided (used) by financing activities	(5,987)	2,805

Increase (decrease) in cash and equivalents	(4,921)	3,617
Cash and equivalents at beginning of period	5,449	232

Cash and equivalents at end of period	$528	$3,849

(a)	Borrowings (repayments), net, reflects borrowings under TWC’s commercial paper program with original maturities of three months or less, net of repayments of such borrowings.

(b)	Amounts represent borrowings and repayments related to debt instruments with original maturities greater than three months.
See accompanying notes.

TIME WARNER CABLE INC.
CONSOLIDATED STATEMENT OF EQUITY
(Unaudited)

	Six Months Ended June 30, 2009			Six Months Ended June 30, 2008
	TWC			TWC
	Shareholders’	Noncontrolling	Total	Shareholders’	Noncontrolling	Total
	Equity	Interests	Equity	Equity	Interests	Equity
	(in millions)			(recast, in millions)
BALANCE AT BEGINNING OF PERIOD	$17,164	$1,110	$18,274	$24,706	$1,724	$26,430
Net income	480	21	501	519	52	571
Other comprehensive income (loss)(a)	8	—	8	(6)	—	(6)

Comprehensive income	488	21	509	513	52	565
Equity-based compensation	52	2	54	45	3	48
Redemption of Historic TW’s interest in TW NY	1,128	(1,128)	—	—	—	—
Special cash dividend ($30.81 per common share)	(10,856)	—	(10,856)	—	—	—
Retained distribution related to unvested restricted stock units	(46)	—	(46)	—	—	—
Impact of adopting new accounting pronouncements(b)	—	—	—	(1)	—	(1)
Other changes	(13)	(1)	(14)	7	(3)	4

BALANCE AT END OF PERIOD	$7,917	$4	$7,921	$25,270	$1,776	$27,046

(a)	The amounts primarily relate to changes in underfunded/unfunded pension benefit obligations.

(b)
The amount for the six months ended June 30, 2008 relates to the impact of adopting the provisions of EITF Issue No. 06-10, Accounting for Collateral Assignment Split-Dollar Life Insurance Arrangements.

See accompanying notes.

TIME WARNER CABLE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION
Description of Business
     Time Warner Cable Inc. (together with its subsidiaries, “TWC” or the “Company”) is the second-largest cable operator in the U.S., with technologically advanced, well-clustered systems located mainly in five geographic areas – New York State (including New York City), the Carolinas, Ohio, southern California (including Los Angeles) and Texas. As of June 30, 2009, TWC served approximately 14.7 million residential and commercial customers who subscribed to one or more of its video, high-speed data and voice services, which totaled approximately 26.2 million primary service units and approximately 35.0 million revenue generating units.
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
     TWC principally offers three services – video, high-speed data and voice – over its broadband cable systems. TWC markets its services separately and in “bundled” packages of multiple services and features. As of June 30, 2009, 56% of TWC’s customers subscribed to two or more of its primary services, including 23% of its customers who subscribed to all three primary services. In addition to its residential services, TWC offers commercial customers video, high-speed data, voice and networking and transport services. In addition, TWC sells advertising to a variety of national, regional and local advertising customers.
     Video is TWC’s largest service in terms of revenues generated and, as of June 30, 2009, TWC had approximately 13.0 million video subscribers, of which approximately 8.8 million received video service via digital transmissions.
     As of June 30, 2009, TWC had approximately 8.8 million residential high-speed data subscribers. TWC also offers commercial high-speed data services and had 289,000 commercial high-speed data subscribers as of June 30, 2009.
     As of June 30, 2009, TWC had approximately 4.0 million residential Digital Phone subscribers. TWC also offers its commercial Digital Phone service, Business Class Phone, in nearly all of its operating areas and had 48,000 commercial Digital Phone subscribers as of June 30, 2009.
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
Basis of Consolidation
     The consolidated financial statements include 100% of the assets, liabilities, revenues, expenses and cash flows of TWC and all entities in which TWC has a controlling voting interest. Prior to TWC’s separation from Time Warner on March 12, 2009, the consolidated financial statements also include allocations of certain Time Warner corporate costs deemed reasonable by management to present the Company’s consolidated financial position, results of operations, cash flows and changes in equity on a stand-alone basis. The Time Warner corporate costs include specified administrative

TIME WARNER CABLE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
services, including selected tax, human resources, legal, information technology, treasury, financial, public policy and corporate and investor relations services, and approximate Time Warner’s estimated cost for services rendered. In accordance with Financial Accounting Standards Board (“FASB”) Interpretation No. 46 (revised 2003), Consolidation of Variable Interest Entities—an interpretation of ARB No. 51, (“FIN 46(R)”), the consolidated financial statements include the results of Time Warner Entertainment-Advance/Newhouse Partnership (“TWE-A/N”) only for the systems that are controlled by TWC and for which TWC holds an economic interest. Intercompany accounts and transactions between consolidated companies have been eliminated in consolidation.
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
Reclassifications
     Certain reclassifications have been made to the prior year’s financial information to conform to the June 30, 2009 presentation.
Interim Financial Statements
     The consolidated financial statements are unaudited; however, in the opinion of management, they contain all the adjustments (consisting of those of a normal recurring nature) considered necessary to present fairly the financial position, results of operations and cash flows for the periods presented in conformity with GAAP applicable to interim periods. The consolidated financial statements should be read in conjunction with the audited consolidated financial statements of TWC included in the Company’s Current Report on Form 8-K dated, and filed with the Securities and Exchange Commission (the “SEC”) on, June 24, 2009 (the “June 2009 Form 8-K”), which recasts certain information in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.
Net Income Attributable to TWC per Common Share
     Net income attributable to TWC per basic common share is computed by dividing net income attributable to TWC by the weighted average of common shares outstanding during the period. For the six months ended June 30, 2008, weighted-average common shares include shares of Class A common stock and Class B common stock. Net income attributable to TWC per diluted common share adjusts net income attributable to TWC per basic common share for the effects of stock options and restricted stock units only in the periods in which such effect is dilutive. Set forth below is a reconciliation of net income attributable to TWC per basic and diluted common share (in millions, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
		(recast)		(recast)
Net income attributable to TWC	$316	$277	$480	$519

Average common shares outstanding—basic	352.3	325.6	345.7	325.6
Dilutive effect of equity awards	1.4	0.4	0.7	0.3

Average common shares outstanding—diluted	353.7	326.0	346.4	325.9

Net income attributable to TWC per common share:
Basic	$0.90	$0.85	$1.39	$1.59

Diluted	$0.89	$0.85	$1.39	$1.59

TIME WARNER CABLE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
Investment in The Reserve Fund
     The Company invests its cash and equivalents in a combination of money market, government and treasury funds, as well as bank certificates of deposit, in accordance with the Company’s investment policy of diversifying its investments and limiting the amount of its investments in a single entity or fund. Consistent with the foregoing, the Company invested a portion of the net cash proceeds of its June 2008 public bond offering in The Reserve Fund’s Primary Fund (“The Reserve Fund”). On the morning of September 15, 2008, the Company requested a full redemption of its $490 million investment in The Reserve Fund, but the redemption request was not honored. On September 22, 2008, The Reserve Fund announced that redemptions of shares were suspended pursuant to an SEC order requested by The Reserve Fund so that an orderly liquidation could be effected. Through June 30, 2009, the Company received $441 million from The Reserve Fund representing its pro rata share of partial distributions made by The Reserve Fund. The Company believes that it is legally entitled to a return of its entire investment in The Reserve Fund. However, during the first quarter of 2009, The Reserve Fund announced that it was establishing a $3.5 billion special reserve for legal and other costs that would not be distributed to investors until all claims are resolved. As a result, the Company recorded a $10 million impairment of its investment in The Reserve Fund during the first quarter of 2009, which is included in other expense, net, in the consolidated statement of operations. The $39 million net receivable from The Reserve Fund as of June 30, 2009 is classified as prepaid expenses and other current assets in the consolidated balance sheet. On April 3, 2009, the Company filed suit in the New York State Supreme Court against The Reserve Fund alleging, among other things, that The Reserve Fund has breached its contractual obligations to the Company and seeking full payment of the amount of its outstanding obligation with interest. This case has been removed to federal district court in New York. On May 5, 2009, the SEC filed an Order to Show Cause with the federal district court in New York seeking to enjoin The Reserve Fund’s current plan of distribution, and to compel a pro rata distribution of The Reserve Fund’s assets.
Subsequent Events
     The Company has considered subsequent events through July 29, 2009, the date of issuance, in preparing the consolidated financial statements and notes thereto.
2. RECENT ACCOUNTING STANDARDS
Accounting Standards Adopted in 2009
Noncontrolling Interests
     In December 2007, the FASB issued Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51 (“FAS 160”). The provisions of FAS 160 establish accounting and reporting standards for the noncontrolling interest in a subsidiary, including the accounting treatment upon the deconsolidation of a subsidiary. The provisions of FAS 160 became effective for TWC on January 1, 2009 and have been applied prospectively, except for the provisions related to the presentation of noncontrolling interests, which have been applied retrospectively for all periods presented. During the first quarter of 2009, noncontrolling interests of $1.110 billion as of December 31, 2008 were reclassified to a component of total equity in the consolidated balance sheet. For the three and six months ended June 30, 2008, minority interest expense of $46 million and $87 million, respectively ($28 million and $52 million, respectively, net of tax), is excluded from net income in the consolidated statement of operations. Net income attributable to TWC per common share for prior periods is not impacted.
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

TIME WARNER CABLE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
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
Interim Disclosures about Fair Value of Financial Instruments
     In April 2009, the FASB staff issued FSP No. FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (“FSP No. FAS 107-1 and APB 28-1”). This FSP amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments in interim financial statements as well as in annual financial statements. This FSP also amends Accounting Principles Board Opinion No. 28, Interim Financial Reporting, to require these disclosures in all interim financial statements. The provisions of FSP No. FAS 107-1 and APB 28-1 became effective for TWC on April 1, 2009, are being applied prospectively beginning in the second quarter of 2009 and did not have a material impact on the Company’s consolidated financial statements. Refer to Note 5 for further discussion.
Subsequent Events
     In May 2009, the FASB issued Statement No. 165, Subsequent Events (“FAS 165”). The provisions of FAS 165 set forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may have occurred for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. The provisions of FAS 165 became effective for TWC on April 1, 2009, are being applied prospectively beginning in the second quarter of 2009 and did not have a material impact on the Company’s consolidated financial statements.
Accounting Standards Not Yet Adopted
Consolidation of Variable Interest Entities
     In June 2009, the FASB issued Statement No. 167, Amendments to FASB Interpretation No. 46(R) (“FAS 167”). This Statement amends FIN 46(R) to require an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity. This analysis identifies the primary beneficiary of a variable interest entity as the enterprise that has both of the following characteristics, among others: (a) the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and (b) the obligation to absorb losses of the entity, or the right to receive benefits from the entity, that could potentially be significant to the variable interest entity. Under FAS 167, ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity are required. The provisions of FAS 167 will be effective for TWC on January 1, 2010 and are not expected to have a material impact on the Company’s consolidated financial statements.

TIME WARNER CABLE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
3. SEPARATION FROM TIME WARNER, RECAPITALIZATION AND TWC REVERSE STOCK SPLIT
     On March 12, 2009, the separation of TWC from Time Warner was completed pursuant to a Separation Agreement dated as of May 20, 2008 (the “Separation Agreement”) between TWC and its subsidiaries, Time Warner Entertainment Company, L.P. (“TWE”) and TW NY, and Time Warner and its subsidiaries, Warner Communications Inc. (“WCI”), Historic TW Inc. (“Historic TW”) and American Television and Communications Corporation (“ATC”). In accordance with the Separation Agreement, on February 25, 2009, Historic TW transferred its 12.43% non-voting common stock interest in TW NY to TWC in exchange for 80 million newly issued shares (approximately 27 million shares after giving effect to the 1-for-3 TWC reverse stock split discussed below) of TWC’s Class A common stock (the “TW NY Exchange”). On March 12, 2009, TWC paid a special cash dividend of $10.27 per share ($30.81 per share after giving effect to the 1-for-3 TWC reverse stock split, aggregating $10.856 billion) to holders of record on March 11, 2009 of TWC’s outstanding Class A common stock and Class B common stock, which included Time Warner (the “Special Dividend”). Following the receipt by Time Warner of its share of the Special Dividend, TWC filed with the Secretary of State of the State of Delaware an amended and restated certificate of incorporation, pursuant to which, among other things, each outstanding share of TWC Class A common stock (including the shares of Class A common stock issued in the TW NY Exchange) and TWC Class B common stock was automatically converted (the “Recapitalization”) into one share of common stock, par value $0.01 per share (the “TWC Common Stock”). After the Recapitalization, TWC’s separation from Time Warner (the “Separation”) was effected as a pro rata dividend of all shares of TWC Common Stock held by Time Warner to holders of record of Time Warner’s common stock (the “Spin-Off Dividend” or the “Distribution”) as of 8:00 pm on March 12, 2009, the record date for the Spin-Off Dividend. On March 12, 2009, Time Warner deposited its shares of TWC Common Stock with an agent and, at the record date for the Spin-Off Dividend, was deemed to no longer beneficially own such shares. On March 27, 2009, the distribution date for the Spin-Off Dividend, all of these shares of TWC Common Stock were distributed. The TW NY Exchange, the Special Dividend, the Recapitalization, the Separation and the Distribution collectively are referred to as the “Separation Transactions.”
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

TIME WARNER CABLE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
4. DEBT AND MANDATORILY REDEEMABLE PREFERRED EQUITY
     Debt and mandatorily redeemable preferred equity as of June 30, 2009 and December 31, 2008 were as follows:

	Interest Rate at			Outstanding Balance as of
	June 30,			June 30,	December 31,
	2009		Maturity	2009	2008
				(in millions)
Credit facilities(a)	0.805	%(b)	2011	$3,500	$3,045
TWE notes and debentures(c)	7.826	%(b)	2012-2033	2,708	2,714
TWC notes and debentures	6.796	%(d)	2012-2039	16,406	11,956
Capital leases and other(e)				12	13

Total debt				22,626	17,728
TW NY Cable Preferred Membership Units	8.210%		2013	300	300

Total debt and mandatorily redeemable preferred equity				$22,926	$18,028

(a)
TWC’s unused committed capacity was $4.364 billion as of June 30, 2009, reflecting $528 million in cash and equivalents and $3.836 billion of available borrowing capacity under the Revolving Credit Facility (which reflects a reduction of $139 million for outstanding letters of credit backed by the Revolving Credit Facility).

(b)	Rate represents an effective weighted-average interest rate.

(c)
Outstanding balance amount as of June 30, 2009 and December 31, 2008 includes an unamortized fair value adjustment of $108 million and $114 million, respectively, which includes the fair value adjustment recognized as a result of the merger of America Online, Inc. (now known as AOL LLC) and Time Warner Inc. (now known as Historic TW Inc.).

(d)	Rate represents an effective weighted-average interest rate and includes the effects of derivative financial instruments.

(e)	Amount includes $1 million of debt due within one year as of December 31, 2008 (none as of June 30, 2009), which primarily relates to capital lease obligations.
     Refer to the June 2009 Form 8-K for further details regarding the Company’s outstanding debt and mandatorily redeemable preferred equity and other financing arrangements entered into, including certain information about maturities, covenants, rating triggers and bank credit agreement leverage ratios relating to such debt and financing arrangements.
2009 Bond Offerings
     On March 26, 2009, TWC issued $3.0 billion in aggregate principal amount of senior unsecured notes (the “March 2009 Bond Offering”) and, on June 29, 2009, TWC issued $1.5 billion in aggregate principal amount of senior unsecured debentures (the “June 2009 Bond Offering” and, together with the March 2009 Bond Offering, the “2009 Bond Offerings”) under a shelf registration statement on Form S-3 filed during 2008 with the SEC that allows TWC to offer and sell from time to time senior and subordinated debt securities and debt warrants. The March 2009 Bond Offering consisted of $1.0 billion principal amount of 7.50% notes due 2014 (the “2014 Notes”) and $2.0 billion principal amount of 8.25% notes due 2019 (the “2019 Notes” and, together with the 2014 Notes, the “March 2009 Debt Securities”). The June 2009 Bond Offering consisted of $1.5 billion principal amount of 6.75% debentures due 2039 (the “2039 Debentures” or the “June 2009 Debt Securities” and, together with the March 2009 Debt Securities, the “2009 Debt Securities”). The 2009 Debt Securities are guaranteed by TWE and TW NY (the “Guarantors”). The Company used the net proceeds from the March 2009 Bond Offering to repay all of the borrowings outstanding under the 2008 Bridge Facility of $1.932 billion, as well as accrued interest and commitment fees of $2 million, and used the remaining net proceeds to repay a portion of the borrowings outstanding under the Revolving Credit Facility. The Company used the net proceeds of $1.444 billion from the June 2009 Bond Offering, as well as $1 million of cash on hand, to repay a portion of the $3.045 billion outstanding indebtedness under its five-year term loan facility, which reduced the outstanding indebtedness under such facility to $1.6 billion.
     The 2009 Debt Securities were issued pursuant to an Indenture, dated as of April 9, 2007, as it may be amended from time to time (the “Indenture”), by and among the Company, the Guarantors and The Bank of New York Mellon, as trustee. The Indenture contains customary covenants relating to restrictions on the ability of the Company or any material subsidiary to create liens and on the ability of the Company and the Guarantors to consolidate, merge or convey or transfer substantially all of their assets. The Indenture also contains customary events of default.
     The 2014 Notes mature on April 1, 2014, the 2019 Notes mature on April 1, 2019 and the 2039 Debentures mature on June 15, 2039. Interest on the 2014 Notes and the 2019 Notes is payable semi-annually in arrears on April 1 and October 1

TIME WARNER CABLE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
of each year, beginning on October 1, 2009. Interest on the 2039 Debentures is payable semi-annually in arrears on June 15 and December 15 of each year, beginning on December 15, 2009. The 2009 Debt Securities are unsecured senior obligations of the Company and rank equally with its other unsecured and unsubordinated obligations. The guarantees of the 2009 Debt Securities are unsecured senior obligations of the Guarantors and rank equally in right of payment with all other unsecured and unsubordinated obligations of the Guarantors.
     The 2009 Debt Securities may be redeemed in whole or in part at any time at the Company’s option at a redemption price equal to the greater of (i) 100% of the principal amount of the 2009 Debt Securities being redeemed and (ii) the sum of the present values of the remaining scheduled payments on the 2009 Debt Securities discounted to the redemption date on a semi-annual basis at a government treasury rate plus 50 basis points for each of the 2014 Notes and the 2019 Notes and plus 40 basis points for the 2039 Debentures as further described in the Indenture and the 2009 Debt Securities, plus, in each case, accrued but unpaid interest to the redemption date.
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
2008 Bridge Facility
     On March 12, 2009, TWC borrowed the full committed amount under the 2008 Bridge Facility in order to fund, in part, the Special Dividend. The Company used $1.934 billion of the net proceeds from the March 2009 Bond Offering to repay all of the borrowings outstanding and all other amounts due under the 2008 Bridge Facility. Upon repayment of the borrowings outstanding under the 2008 Bridge Facility, such facility was terminated by the parties thereto in accordance with its terms.
Supplemental Credit Agreement
     As a result of the March 2009 Bond Offering and the termination of the 2008 Bridge Facility, the Company terminated Time Warner’s commitment (as lender) under a two-year $1.535 billion senior unsecured supplemental term loan facility, and the credit agreement governing such facility was terminated in accordance with its terms.
Debt Issuance Costs
     For the six months ended June 30, 2009, the Company capitalized debt issuance costs of $24 million in connection with the 2009 Bond Offerings. For the six months ended June 30, 2008, the Company capitalized debt issuance costs of $85 million in connection with the 2008 Bridge Facility and the $5.0 billion in aggregate principal amount of senior unsecured notes and debentures issued on June 19, 2008 (the “June 2008 Bond Offering”). These capitalized costs are amortized over the terms of the related debt instruments and are included as a component of interest expense, net, in the consolidated statement of operations. For the six months ended June 30, 2009 and 2008, the Company expensed Separation-related debt issuance costs of $13 million and $31 million, respectively, which are included as a component of interest expense, net, in the consolidated statement of operations. The debt issuance costs expensed in 2009 primarily relate to the portion of the upfront loan fees for the 2008 Bridge Facility that was expensed due to the repayment of all borrowings outstanding under, and the resulting termination of, such facility with a portion of the net proceeds of the March 2009 Bond Offering. The debt issuance costs expensed in 2008 primarily relate to the reduction of the commitments under the 2008 Bridge Facility as a result of the June 2008 Bond Offering.

TIME WARNER CABLE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
Fair Value of Debt
     Based on the level of interest rates prevailing at June 30, 2009 and December 31, 2008, the fair value of TWC’s fixed-rate debt and the TW NY Cable Preferred Membership Units exceeded the carrying value by approximately $1.129 billion as of June 30, 2009 and the carrying value exceeded the fair value by approximately $383 million as of December 31, 2008. Unrealized gains or losses on debt do not result in the realization or expenditure of cash and are not recognized for financial reporting purposes unless the debt is retired prior to its maturity.
Interest Rate Risk
     The Company is exposed to the market risk of adverse changes in interest rates. To manage the volatility relating to these exposures, the Company’s policy is to maintain a mix of fixed-rate and variable-rate debt and to enter into various interest rate derivative transactions as described below. Using interest rate swaps, the Company agrees to exchange, at specified intervals, the difference between fixed and variable interest amounts calculated by reference to an agreed-upon notional principal amount.
     The following table summarizes the terms of the Company’s existing fixed to variable interest rate swaps as of June 30, 2009:

Maturities	2012-2014
Notional amount (in millions)	$1,700
Average pay rate (variable based on LIBOR plus variable margins)	3.95%
Average receive rate (fixed)	6.30%
Estimated fair value (in millions)	$8
     The notional amounts of interest rate instruments, as presented in the above table, are used to measure interest to be paid or received and do not represent the amount of exposure to credit loss. The estimated fair value approximates the proceeds (costs) to settle the outstanding contracts. While interest rate swaps represent an integral part of the Company’s interest rate risk management program, their incremental effect on interest expense for the three and six months ended June 30, 2009 was not significant.
5. DERIVATIVE FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS
Derivative Financial Instruments
     The Company accounts for derivative financial instruments in accordance with the provisions of FASB Statement No. 133, Accounting for Derivative Financial Instruments and Hedging Activities, as amended (“FAS 133”), which require that all derivative financial instruments be recognized on the balance sheet at fair value. In addition, the provisions of FAS 133 provide that for derivative financial instruments that qualify for fair value hedge accounting, changes in the fair value of the derivative are recorded in earnings for each reporting period. Also recognized in earnings are changes in the fair value of the hedged item that are attributable to the hedged risk with the offset recorded as an adjustment to the carrying amount of the hedged item. As a result, the statement of operations includes the impact of changes in the fair value of both the derivative instrument and the hedged item. For derivative financial instruments that qualify for cash flow hedge accounting, changes in the fair value of the derivative instrument that are considered to be effective at hedging the designated exposure are reported in equity as a component of accumulated other comprehensive income (“OCI”) until the hedged item is recognized in earnings. The ineffective portion of the derivative’s change in fair value is immediately recognized in earnings.
     The Company uses derivative financial instruments primarily to manage the risks associated with fluctuations in interest rates and foreign currency exchange rates. The Company has entered into the following derivative contracts, which have been designated as either fair value hedges or cash flow hedges, in order to hedge such risks:
     Interest rate swap contracts – Interest rate swap contracts are used to change the nature of outstanding debt (i.e., convert fixed-rate debt into variable-rate debt or convert variable-rate debt into fixed-rate debt). As of June 30, 2009, the Company had outstanding interest rate swap contracts that convert $1.7 billion of fixed-rate debt to variable-rate debt. Such contracts have been designated as fair value hedges.

TIME WARNER CABLE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
     Interest rate lock contracts – Interest rate lock contracts are used to mitigate the risk to the Company from changes in interest rates during the period leading up to the issuance of fixed-rate debt. As of June 30, 2009, the Company did not have any outstanding interest rate lock contracts; however, contracts entered into previously by the Company have been designated as cash flow hedges.
     Foreign currency forward contracts – Foreign currency forward contracts are used to mitigate the risk to the Company from changes in foreign currency exchange rates. The Company currently has exposure to changes in U.S. Dollar – Philippine peso exchange rates related to certain overseas call center operations. As of June 30, 2009, the Company had outstanding foreign currency forward contracts to buy Philippine pesos for $46 million. These contracts have been designated as cash flow hedges.
     In addition to the above derivative financial instruments that have been designated as either fair value hedges or cash flow hedges, the Company also accounts for its equity award reimbursement liability to Time Warner under the provisions of FAS 133. The equity award reimbursement liability to Time Warner is not designated as a hedging instrument and as such, it is recorded at fair value each reporting period with changes in fair value immediately recognized in earnings.
     The fair value and location of the assets and liabilities associated with the Company’s derivative financial instruments recorded in the consolidated balance sheet as of June 30, 2009 and December 31, 2008 were as follows (in millions):

	Asset			Liability
		Fair Value as of			Fair Value as of
	Balance Sheet	June 30,	December 31,	Balance Sheet	June 30,	December 31,
	Location	2009	2008	Location	2009	2008
Derivatives designated as hedging instruments:
Interest rate swap contracts	Other assets	$8	$—	Long-term debt	$8	$—
Foreign currency forward contracts	Other assets	—	—	Other liabilities	6	7

Total derivatives designated as hedging instruments		8	—		14	7

Derivatives not designated as hedging instruments:
Equity award reimbursement obligation		—	—	Other liabilities	24	—

Total derivatives not designated as hedging instruments		—	—		24	—

Total derivatives		$8	$—		$38	$7

Derivatives Designated as Fair Value Hedging Relationships
Interest Rate Swap Contracts
     During June 2009, the Company entered into interest rate swap contracts to increase the Company’s variable-rate debt as a percentage of total debt. Such contracts impact the Company’s recognized interest expense by effectively converting the designated fixed-rate debt into variable-rate debt. Under the interest rate swap contracts, the Company is entitled to receive semi-annual fixed rates of interest ranging from 5.40% to 7.50% and is required to make semi-annual interest payments at variable rates based on one month LIBOR plus spreads ranging from 2.89% to 4.61%. These interest rate swaps are designated as hedges against changes in the fair value of certain identified fixed-rate debt instruments with maturities extending through 2014. The Company records the interest rate swaps at fair value in the consolidated balance sheet as assets and liabilities and adjusts the fixed-rate debt instruments for changes in fair value in an amount equal to changes in the fair value of the interest rate swap. During the three and six months ended June 30, 2009, the Company recognized no gain or loss related to its interest rate swap contracts because the changes in the fair values of such instruments completely offset the changes in the fair values of the fixed-rate debt.

TIME WARNER CABLE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
Derivatives Designated as Cash Flow Hedging Relationships
Interest Rate Lock Contracts
     The Company periodically enters into interest rate lock contracts in order to hedge its forecasted issuances of fixed-rate debt. These interest rate lock agreements have generally covered short periods of time (i.e., no more than a few days) prior to the issuance of fixed rate debt. Historically, the Company’s interest rate locks have been terminated upon the issuance of the forecasted debt issuances. The Company records the interest rate locks at fair value in the consolidated balance sheet as assets and liabilities and the effective portion of the gain or loss on the interest rate locks is recorded as a component of equity in accumulated OCI. Such gains or losses are reclassified out of accumulated OCI and into interest expense, net, in the consolidated statement of operations over the term of the hedged debt. The Company records the ineffective portion of the gain or loss on the interest rate locks in interest expense, net, in the consolidated statement of operations in the current reporting period.
Foreign Currency Forward Contracts
     The Company uses foreign currency forward contracts to manage the risk associated with the volatility of future cash flows denominated in foreign currencies. These contracts, which extend through 2011, specifically relate to forecasted payments denominated in the Philippine peso made to vendors who provide Road RunnerTM customer care support services. The Company records the foreign currency forward contracts at fair value in the consolidated balance sheet as assets and liabilities. The Company records the effective portion of the gain or loss on the foreign currency forward contracts as a component of equity in accumulated OCI and reclassifies such gain or loss out of accumulated OCI and into costs of revenues in the same period or periods during which the hedged transaction affects earnings. The Company records the ineffective portion of the gain or loss on the foreign currency forward contracts in other income (expense), net, in the consolidated statement of operations during the current reporting period.
     The effect of financial instruments designated as cash flow hedges on the consolidated statement of operations for the three and six months ended June 30, 2009 and 2008 was as follows (in millions):

				Amount of
			Location of	Gain (Loss)			Amount of
	Amount of		Gain (Loss)	Reclassified from		Location of	Gain (Loss)
	Gain (Loss)		Reclassified from	Accumulated		Gain (Loss)	Recognized in
	Recognized in OCI		Accumulated	OCI into Income		Recognized in	Income
	(Effective Portion)		OCI into Income	(Effective Portion)		Income	(Ineffective Portion)
	2009	2008	(Effective Portion)	2009	2008	(Ineffective Portion)	2009	2008
Three Months Ended June 30:
Interest rate lock contracts	$(3)	$(1)	Interest expense, net	$—	$—	Interest expense, net	$—	$—
Foreign currency forward contracts	—	(3)	Costs of revenues	(1)	—	Costs of revenues	(1)	—
Foreign currency forward contracts	—	—	Costs of revenues	—	—	Other expense, net	—	(1)

Total	$(3)	$(4)		$(1)	$—		$(1)	$(1)

Six Months Ended June 30:
Interest rate lock contracts	$(1)	$(1)	Interest expense, net	$—	$—	Interest expense, net	$—	$—
Foreign currency forward contracts	—	(3)	Costs of revenues	(2)	—	Costs of revenues	(1)	1
Foreign currency forward contracts	—	—	Costs of revenues	—	—	Other expense, net	—	(2)

Total	$(1)	$(4)		$(2)	$—		$(1)	$(1)

     The Company expects approximately $3 million of net losses to be reclassified out of accumulated OCI and into earnings within the next 12 months.

TIME WARNER CABLE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
Equity Award Reimbursement Obligation
     Upon the exercise of Time Warner stock options held by TWC employees, TWC is obligated to reimburse Time Warner for the excess of the market price of Time Warner common stock on the day of exercise over the option exercise price (the “intrinsic” value of the award). Historically, TWC has recorded an equity award reimbursement obligation for the intrinsic value of vested and outstanding Time Warner stock options held by TWC employees. This liability was adjusted each reporting period to reflect changes in the market price of Time Warner common stock and the number of Time Warner stock options held by TWC employees with an offsetting adjustment to TWC shareholders’ equity. Beginning on March 12, 2009, the date of the Separation, TWC began accounting for the equity award reimbursement obligation in accordance with FAS 133 because, as of such date, Time Warner is no longer a controlling stockholder of the Company. The Company records the equity award reimbursement obligation at fair value in the consolidated balance sheet, which is estimated using the Black-Scholes-Merton formula, and, on March 12, 2009, TWC established a liability of $16 million for the fair value of the equity award reimbursement obligation in other liabilities with an offsetting adjustment to TWC shareholders’ equity in the consolidated balance sheet. The change in the equity award reimbursement obligation fluctuates primarily with the fair value and expected volatility of Time Warner common stock and is recorded in earnings in the period of change. For the three and six months ended June 30, 2009, TWC recognized a loss of $6 million and $8 million, respectively, in other expense, net, in the consolidated statement of operations related to the change in the fair value of the equity award reimbursement obligation.
Fair Value Measurements
     In accordance with FAS 157, a fair value measurement is determined based on the assumptions that a market participant would use in pricing an asset or liability. Valuation techniques consistent with the market approach, income approach and/or cost approach shall be used to measure fair value. FAS 157 also establishes a three-tiered hierarchy that prioritizes fair value measurements based on the types of inputs used for the various valuation techniques. The levels of the hierarchy are described below:
•	Level 1: consists of financial instruments whose values are based on quoted market prices for identical financial instruments in an active market.
•
Level 2: consists of financial instruments whose values are determined using models or other valuation methodologies that utilize inputs that are observable either directly or indirectly, including (i) quoted prices for similar assets or liabilities in active markets, (ii) quoted prices for identical or similar assets or liabilities in markets that are not active, (iii) pricing models whose inputs are observable for substantially the full term of the financial instrument and (iv) pricing models whose inputs are derived principally from or corroborated by observable market data through correlation or other means for substantially the full term of the financial instrument.

•
Level 3: consists of financial instruments whose values are determined using pricing models that utilize significant inputs that are primarily unobservable, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant management judgment or estimation.

     Assets required to be carried at fair value on a recurring basis as of June 30, 2009 included interest rate swap agreements with a fair value of $8 million determined using Level 2 inputs. Liabilities required to be carried at fair value on a recurring basis as of June 30, 2009 included interest rate swap agreements with a fair value of $8 million and foreign currency exchange contracts with a fair value of $6 million determined using Level 2 inputs and the equity award reimbursement obligation with a fair value of $24 million using Level 3 inputs. Refer to Note 4 for further discussion of the fair value of debt.
     Liabilities required to be carried at fair value on a recurring basis as of December 31, 2008 included foreign currency exchange contracts with a fair value of $7 million determined using Level 2 inputs. Refer to Note 4 for further discussion of the fair value of debt.
     The Company primarily applies the market approach for recurring fair value measurements.

TIME WARNER CABLE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
     The following table reconciles the beginning and ending balances of liabilities classified as Level 3 measurements and identifies the losses the Company recognized in net income during the six months ended June 30, 2009 (in millions):

Balance as of January 1, 2009	$—
Purchases, issuances and settlements	16
Total losses recognized in net income(a)	8
Transfers in and/or out of Level 3	—

Balance as of June 30, 2009	$24

(a)	Of the $8 million loss recognized in net income for the six months ended June 30, 2009, $6 million was recognized during the three months ended June 30, 2009.
6. EQUITY-BASED COMPENSATION
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
     In connection with the Separation, the 2006 Plan was amended, among other things, to increase the number of shares of TWC Common Stock authorized for issuance thereunder by 18.0 million shares. As a result, as of June 30, 2009, the Company was authorized to issue up to 51.3 million shares of TWC Common Stock under the 2006 Plan (which also reflects certain Separation-related adjustments effected pursuant to the 2006 Plan and the 1-for-3 TWC reverse stock split).
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
     For the six months ended June 30, 2009, TWC granted approximately 4.9 million stock options at a weighted-average grant date fair value of $9.26 ($5.56, net of tax) per option and 1.2 million stock options as Separation-related “make-up” equity awards (as discussed below) at a weighted-average grant date fair value of $10.64 ($6.38, net of tax) per option. For the six months ended June 30, 2008, TWC granted approximately 3.7 million stock options at a weighted-average grant date fair value of $13.27 ($7.96, net of tax) per option. The table below presents the weighted-average values of the assumptions used to value TWC stock options at their grant date for the six months ended June 30, 2009 and 2008.

	Six Months Ended
	June 30,
	2009	2008
Expected volatility	34.3%	30.0%
Expected term to exercise from grant date	6.02 years	6.52 years
Risk-free rate	2.5%	3.2%
Expected dividend yield	0.0%	0.0%

TIME WARNER CABLE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
     The following table summarizes information about TWC stock options that were outstanding as of June 30, 2009:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
	Number	Exercise	Contractual	Intrinsic
	of Options(a)	Price(a)	Life	Value
	(in thousands)		(in years)	(in thousands)
Outstanding as of December 31, 2008	5,702	$39.88
Granted	6,139	25.64
Exercised	(1)	23.48
Forfeited or expired	(200)	35.83

Outstanding as of June 30, 2009	11,640	32.45	8.54	$39,523

Exercisable as of June 30, 2009	1,910	42.03	7.90	74

(a)	Amounts recast to reflect adjustments related to the Special Dividend and the 1-for-3 TWC reverse stock split.
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
     In connection with the Special Dividend, holders of TWC RSUs could elect to receive the retained distribution on their TWC RSUs related to the Special Dividend (the “Special Dividend retained distribution”) in the form of cash (payable upon vesting of the underlying RSUs) or in the form of additional RSUs (with the same vesting dates as the underlying RSUs). In connection with these elections, the Company (a) granted 1.3 million RSUs and (b) established a liability of $46 million in other liabilities and TWC shareholders’ equity in the consolidated balance sheet for the estimated Special Dividend retained distribution to be paid in cash, taking into account estimated forfeitures. In addition, in connection with the 1-for-3 TWC reverse stock split, and pursuant to the 2006 Plan and related award agreements, adjustments were made to reduce the number of outstanding RSUs. Neither the payment of the Special Dividend retained distribution (in cash or additional RSUs) or the adjustment to reflect the 1-for-3 TWC reverse stock split results in the recognition of incremental compensation expense.
     For the six months ended June 30, 2009, TWC granted 1,249,000 RSUs at a weighted-average grant date fair value of $53.47 per RSU, 1,305,000 RSUs as Special Dividend retained distributions at a weighted-average grant date fair value of $24.99 per RSU and 55,000 RSUs as Separation-related “make-up” equity awards (as discussed below) at a weighted-average grant date fair value of $33.80 per RSU. For the six months ended June 30, 2008, TWC granted 948,000 RSUs at a weighted-average grant date fair value of $82.76 per RSU.
     The following table summarizes information about unvested TWC RSU awards as of June 30, 2009:

		Weighted-
		Average
	Number of	Grant Date
	Units(a)	Fair Value(a)
	(in thousands)
Unvested as of December 31, 2008	1,564	$93.75
Granted(b)	2,609	38.81
Vested	(43)	83.78
Forfeited	(74)	75.30

Unvested as of June 30, 2009	4,056	58.86

(a)	Amounts recast to reflect the 1-for-3 TWC reverse stock split.

(b)
Amounts include the grant of 1.3 million RSUs at a weighted-average grant date fair value of $24.99 per RSU as Special Dividend retained distributions for which no compensation expense will be recognized.

TIME WARNER CABLE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
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
     Under the terms of Time Warner’s equity plans and related award agreements, as a result of the Separation, TWC employees who held Time Warner equity awards were treated as if their employment with Time Warner had been terminated without cause at the time of the Separation. This treatment resulted in the forfeiture of unvested stock options and shortened exercise periods for vested stock options and pro rata vesting of the next installment of (and forfeiture of the remainder of) the RSU awards for those TWC employees who did not satisfy retirement-treatment eligibility provisions in the Time Warner equity plans and related award agreements. During the second quarter of 2009, TWC granted “make-up” TWC equity or cash payment awards to TWC employees to offset the forfeiture and reduction in value of Time Warner equity awards held by TWC employees as a result of the Separation. The vesting and expiration dates of such awards were based on the terms of the related Time Warner award. Such awards, with an aggregate fair value of $15 million, will primarily be expensed over a period of approximately one year beginning in the second quarter of 2009. TWC recognized compensation expense of $2 million for Separation-related “make-up” equity awards during the three and six months ended June 30, 2009.

TIME WARNER CABLE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
Equity-based Compensation Expense
     Compensation expense and the related tax benefit recognized for TWC and Time Warner equity-based compensation plans for the three and six months ended June 30, 2009 and 2008 is as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
TWC Equity Plan:
Compensation cost recognized:
Stock options	$9	$4	$23	$17
Restricted stock units	10	8	29	25

Total impact on Operating Income	$19	$12	$52	$42

Tax benefit recognized	$8	$5	$21	$17

Time Warner Equity Plans:
Compensation cost recognized:
Stock options(a)	$—	$2	$2	$5
Restricted stock and restricted stock units(a)	—	—	—	1

Total impact on Operating Income	$—	$2	$2	$6

Tax benefit recognized	$—	$—	$1	$2

(a)
Amounts in 2009 represent compensation cost recognized through the date of the Separation. No additional compensation cost will be recognized under Time Warner equity plans after March 12, 2009, the date of TWC’s separation from Time Warner.

7. PENSION COSTS
     The Company participates in various funded and unfunded noncontributory defined benefit pension plans administered by Time Warner through October 31, 2008 and by the Company thereafter. Pension benefits are based on formulas that reflect the employees’ years of service and compensation during their employment period. TWC uses a December 31 measurement date for its plans. A summary of the components of net periodic benefit costs and contributions for the three and six months ended June 30, 2009 and 2008 is as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Service cost	$26	$23	$50	$48
Interest cost	23	20	44	40
Expected return on plan assets	(24)	(26)	(47)	(51)
Amounts amortized	17	5	33	9

Net periodic benefit costs	$42	$22	$80	$46

Contributions	$40	$50	$81	$100

     After considering the funded status of the Company’s defined benefit pension plans, movements in the discount rate, investment performance and related tax consequences, the Company may choose to make contributions to its pension plans in any given year. As of June 30, 2009, there were no minimum required contributions for TWC’s funded plans. However, the Company contributed $80 million to its funded defined benefit pension plans during the first half of 2009 and anticipates making additional discretionary cash contributions of at least $70 million during the remainder of 2009, subject to market conditions and other considerations. For the Company’s unfunded plan, contributions will continue to be made to the extent benefits are paid. Benefit payments for the unfunded plan are expected to be $10 million in 2009, $1 million of which has been paid as of June 30, 2009.

TIME WARNER CABLE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
8. RESTRUCTURING COSTS
2009 Restructuring Activity
     During the first quarter of 2009, the Company began a significant restructuring, primarily consisting of headcount reductions, to improve operating efficiency, and through June 30, 2009, the Company incurred restructuring costs of $50 million related to this restructuring and made payments of $30 million against this accrual. Of the remaining $20 million liability, $15 million is classified as a current liability, with the remaining $5 million classified as a noncurrent liability in the consolidated balance sheet as of June 30, 2009. Amounts are expected to be paid through 2012. The Company expects to eliminate approximately 1,200 positions during 2009, of which approximately 900 positions were terminated during the first half of 2009. Information relating to this restructuring plan is as follows (in millions):

	Employee	Other
	Terminations	Exit Costs	Total
Accruals(a)	$45	$5	$50
Cash paid(b)	(28)	(2)	(30)

Remaining liability as of June 30, 2009	$17	$3	$20

(b)	Of the $50 million incurred, $7 million was incurred during the three months ended June 30, 2009.

(c)	Of the $30 million paid, $14 million was paid during the three months ended June 30, 2009.
2008 and Prior Restructuring Activity
     Between January 1, 2005 and December 31, 2008, the Company underwent a restructuring plan to simplify its organizational structure and enhance its customer focus, and incurred restructuring costs of $80 million related to this plan. Through June 30, 2009, payments of $76 million have been made against this accrual. Of the remaining $4 million liability, $3 million is classified as a current liability, with the remaining $1 million classified as a noncurrent liability in the consolidated balance sheet as of June 30, 2009. Amounts are expected to be paid through 2011. Information relating to this restructuring plan is as follows (in millions):

	Employee	Other
	Terminations	Exit Costs	Total
Remaining liability as of December 31, 2007	$13	$3	$16
Accruals(a)	14	1	15
Cash paid(b)	(20)	(2)	(22)

Remaining liability as of December 31, 2008	7	2	9
Cash paid(c)	(5)	—	(5)

Remaining liability as of June 30, 2009	$2	$2	$4

(a)	Of the $15 million incurred in 2008, $4 million and $6 million was incurred during the three and six months ended June 30, 2008, respectively.

(b)	Of the $22 million paid in 2008, $6 million and $12 million was paid during the three and six months ended June 30, 2008, respectively.

(c)	Of the $5 million paid in 2009, $2 million was paid during the three months ended June 30, 2009.
9. COMMITMENTS AND CONTINGENCIES
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
     On June 16, 1998, plaintiffs in Andrew Parker and Eric DeBrauwere, et al. v. Time Warner Entertainment Company, L.P. and Time Warner Cable filed a purported nationwide class action in U.S. District Court for the Eastern District of New York claiming that TWE sold its subscribers’ personally identifiable information and failed to inform subscribers of their privacy rights in violation of the Cable Communications Policy Act of 1984 and common law. The plaintiffs seek damages and declaratory and injunctive relief. On August 6, 1998, TWE filed a motion to dismiss, which was denied on September 7, 1999. On December 8, 1999, TWE filed a motion to deny class certification, which was granted on January 9, 2001 with respect to monetary damages, but denied with respect to injunctive relief. On June 2, 2003, the U.S. Court of Appeals for the Second Circuit vacated the district court’s decision denying class certification as a matter of law and remanded the case for further proceedings on class certification and other matters. On May 4, 2004, plaintiffs filed a motion for class certification, which the Company opposed. On October 25, 2005, the court granted preliminary approval of a class settlement arrangement, but final approval of that settlement was denied on January 26, 2007. The parties subsequently reached a revised settlement to resolve this action on terms that are not material to the Company and submitted their agreement to the district court on April 2, 2008. On July 6, 2009, the district court granted approval of the settlement. On July 27, 2009, a notice of appeal was filed by lawyers for a group of objectors to the settlement. The Company intends to defend against this lawsuit vigorously.
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
     On June 1, 2006, Rembrandt Technologies, LP (“Rembrandt”) filed a complaint in the U.S. District Court for the Eastern District of Texas alleging that the Company and a number of other cable operators infringed several patents purportedly related to a variety of technologies, including high-speed data and IP-based telephony services. In addition, on September 13, 2006, Rembrandt filed a complaint in the U.S. District Court for the Eastern District of Texas alleging that the Company infringes several patents purportedly related to “high-speed cable modem internet products and services.” On June 18, 2007, these cases, along with other lawsuits filed by Rembrandt, were made subject to an MDL Order transferring the case for

TIME WARNER CABLE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
pretrial proceedings to the U.S. District Court for the District of Delaware. In November 2008, the district court issued its claims construction orders. In response to these orders, the plaintiff has indicated it will dismiss its claims relating to the alleged infringement of eight patents purportedly relating to high-speed data and IP-based telephony services. The plaintiff has not indicated that it will dismiss its claim relating to one remaining patent alleged to relate to digital video decoder technology. The Company intends to defend against the remaining claim vigorously.
     On April 26, 2005, Acacia Media Technologies (“AMT”) filed suit against TWC in the U.S. District Court for the Southern District of New York alleging that TWC infringes several patents held by AMT. AMT has publicly taken the position that delivery of broadcast video (except live programming such as sporting events), pay-per-view, VOD and ad insertion services over cable systems infringe its patents. AMT has brought similar actions regarding the same patents against numerous other entities, and all of the previously pending litigations have been made the subject of an MDL Order consolidating the actions for pretrial activity in the U.S. District Court for the Northern District of California. On October 25, 2005, the TWC action was consolidated into the MDL proceedings. The plaintiff is seeking unspecified monetary damages as well as injunctive relief. In April 2009, briefing was completed on the parties’ respective motions for summary judgment of invalidity of the patents in suit based on the court’s previously issued patent claims construction orders. The Company intends to defend against this lawsuit vigorously.
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
10. ADDITIONAL FINANCIAL INFORMATION
Other Cash Flow Information
     Additional financial information with respect to cash (payments) and receipts is as follows (in millions):

	Six Months Ended June 30,
	2009	2008
Cash paid for interest	$(520)	$(398)
Interest income received	3	4

Cash paid for interest, net	$(517)	$(394)

Cash paid for income taxes	$(56)	$(21)
Cash refunds of income taxes	43	3

Cash paid for income taxes, net	$(13)	$(18)

TIME WARNER CABLE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
Interest Expense, Net
     Interest expense, net consists of (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Interest income	$1	$5	$4	$8
Interest expense	(337)	(224)	(630)	(426)

Interest expense, net	$(336)	$(219)	$(626)	$(418)

Prepaid Expenses and Other Current Assets
     Prepaid expenses and other current assets consist of (in millions):

	June 30,	December 31,
	2009	2008
Prepaid income taxes	$99	$—
Investment in The Reserve Fund	39	103
Other prepaid and current assets	168	98

Total prepaid expenses and other current assets	$306	$201

Other Current Liabilities
     Other current liabilities consist of (in millions):

	June 30,	December 31,
	2009	2008
Accrued interest	$464	$368
Accrued compensation and benefits	277	297
Accrued franchise fees	150	171
Accrued insurance	144	139
Accrued sales and other taxes	113	128
Accrued advertising and marketing support	97	88
Other accrued expenses	306	241

Total other current liabilities	$1,551	$1,432

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

TIME WARNER CABLE INC.
SUPPLEMENTARY INFORMATION
CONDENSED CONSOLIDATING FINANCIAL STATEMENTS—(Continued)
Consolidating Balance Sheet
June 30, 2009
(Unaudited)

			Non-
	Parent	Guarantor	Guarantor		TWC
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(in millions)
ASSETS
Current assets:
Cash and equivalents	$506	$22	$—	$—	$528
Receivables, net	13	169	435	—	617
Receivables from affiliated parties	23	7	213	(243)	—
Deferred income tax assets	142	95	95	(190)	142
Prepaid expenses and other current assets	150	70	86	—	306

Total current assets	834	363	829	(433)	1,593
Investments in and amounts due from consolidated subsidiaries	39,956	20,321	9,244	(69,521)	—
Investments	19	10	882	—	911
Property, plant and equipment, net	18	3,591	9,948	—	13,557
Intangible assets subject to amortization, net	—	5	385	—	390
Intangible assets not subject to amortization	—	5,852	18,239	—	24,091
Goodwill	4	3	2,096	—	2,103
Other assets	84	9	34	—	127

Total assets	$40,915	$30,154	$41,657	$(69,954)	$42,772

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$—	$93	$262	$—	$355
Deferred revenue and subscriber-related liabilities	—	43	127	—	170
Payables to affiliated parties	7	229	47	(243)	40
Accrued programming expense	—	686	26	—	712
Other current liabilities	403	562	586	—	1,551

Total current liabilities	410	1,613	1,048	(243)	2,828
Long-term debt	19,906	2,720	—	—	22,626
Mandatorily redeemable preferred equity membership units issued by a subsidiary	—	—	300	—	300
Mandatorily redeemable preferred equity issued by a subsidiary	—	2,400	—	(2,400)	—
Deferred income tax liabilities, net	8,476	4,089	4,075	(8,125)	8,515
Long-term payables to affiliated parties	3,950	677	8,702	(13,329)	—
Other liabilities	256	113	213	—	582
TWC shareholders’ equity:
Due to TWC and subsidiaries	—	7	1,027	(1,034)	—
Other TWC shareholders’ equity	7,917	15,778	26,292	(42,070)	7,917

Total TWC shareholders’ equity	7,917	15,785	27,319	(43,104)	7,917
Noncontrolling interests	—	2,757	—	(2,753)	4

Total equity	7,917	18,542	27,319	(45,857)	7,921

Total liabilities and equity	$40,915	$30,154	$41,657	$(69,954)	$42,772

TIME WARNER CABLE INC.
SUPPLEMENTARY INFORMATION
CONDENSED CONSOLIDATING FINANCIAL STATEMENTS—(Continued)
Consolidating Balance Sheet
December 31, 2008

			Non-
	Parent	Guarantor	Guarantor		TWC
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(recast, in millions)
ASSETS
Current assets:
Cash and equivalents(a)	$5,395	$5,204	$—	$(5,150)	$5,449
Receivables, net	6	183	503	—	692
Receivables from affiliated parties	1,161	3	569	(1,572)	161
Deferred income tax assets	156	108	108	(216)	156
Prepaid expenses and other current assets	113	44	44	—	201

Total current assets	6,831	5,542	1,224	(6,938)	6,659
Investments in and amounts due from consolidated subsidiaries	39,117	16,023	8,147	(63,287)	—
Investments	20	12	863	—	895
Property, plant and equipment, net	—	3,468	10,069	—	13,537
Intangible assets subject to amortization, net	—	6	487	—	493
Intangible assets not subject to amortization	—	5,417	18,677	—	24,094
Goodwill	4	3	2,094	—	2,101
Other assets	72	4	34	—	110

Total assets	$46,044	$30,475	$41,595	$(70,225)	$47,889

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$2	$110	$434	$—	$546
Deferred revenue and subscriber-related liabilities	—	40	116	—	156
Payables to affiliated parties	—	634	1,147	(1,572)	209
Accrued programming expense	—	324	206	—	530
Other current liabilities	352	520	560	—	1,432

Total current liabilities	354	1,628	2,463	(1,572)	2,873
Long-term debt	15,001	2,726	—	—	17,727
Mandatorily redeemable preferred equity membership units issued by a subsidiary	—	—	300	—	300
Mandatorily redeemable preferred equity issued by a subsidiary	—	2,400	—	(2,400)	—
Deferred income tax liabilities, net	8,149	3,799	3,780	(7,535)	8,193
Long-term payables to affiliated parties	5,150	576	8,702	(14,428)	—
Other liabilities	226	115	181	—	522
TWC shareholders’ equity:
Due to (from) TWC and subsidiaries	—	1,733	(209)	(1,524)	—
Other TWC shareholders’ equity	17,164	15,187	26,378	(41,565)	17,164

Total TWC shareholders’ equity	17,164	16,920	26,169	(43,089)	17,164
Noncontrolling interests	—	2,311	—	(1,201)	1,110

Total equity	17,164	19,231	26,169	(44,290)	18,274

Total liabilities and equity	$46,044	$30,475	$41,595	$(70,225)	$47,889

(a)
Cash and equivalents at the Guarantor Subsidiaries primarily represents TWE’s intercompany amounts receivable from TWC under TWC’s internal investment program. Amounts bear interest at TWC’s prevailing commercial paper rates minus 0.025% and are settled daily.

TIME WARNER CABLE INC.
SUPPLEMENTARY INFORMATION
CONDENSED CONSOLIDATING FINANCIAL STATEMENTS—(Continued)
Consolidating Statement of Operations
Three Months Ended June 30, 2009
(Unaudited)

			Non-
	Parent	Guarantor	Guarantor		TWC
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(in millions)
Revenues	$—	$924	$3,599	$(49)	$4,474

Costs of revenues	—	503	1,666	(49)	2,120
Selling, general and administrative	—	74	630	—	704
Depreciation	—	180	521	—	701
Amortization	—	—	62	—	62
Restructuring costs	—	2	5	—	7
Gain on sale of cable systems	—	—	(2)	—	(2)

Total costs and expenses	—	759	2,882	(49)	3,592

Operating Income	—	165	717	—	882
Equity in pretax income of consolidated subsidiaries	795	512	49	(1,356)	—
Interest income (expense), net	(262)	(111)	37	—	(336)
Other expense, net	(1)	(4)	(8)	—	(13)

Income before income taxes	532	562	795	(1,356)	533
Income tax provision	(216)	(214)	(211)	425	(216)

Net income	316	348	584	(931)	317
Less: Net income attributable to noncontrolling interests	—	(23)	—	22	(1)

Net income attributable to TWC	$316	$325	$584	$(909)	$316

TIME WARNER CABLE INC.
SUPPLEMENTARY INFORMATION
CONDENSED CONSOLIDATING FINANCIAL STATEMENTS—(Continued)
Consolidating Statement of Operations
Three Months Ended June 30, 2008
(Unaudited)

			Non-
	Parent	Guarantor	Guarantor		TWC
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(recast, in millions)
Revenues	$—	$828	$3,513	$(43)	$4,298

Costs of revenues	—	450	1,611	(43)	2,018
Selling, general and administrative	(1)	80	627	—	706
Depreciation	—	167	555	—	722
Amortization	—	1	64	—	65
Restructuring costs	—	3	1	—	4
Loss on sale of cable systems	—	6	39	—	45

Total costs and expenses	(1)	707	2,897	(43)	3,560

Operating Income	1	121	616	—	738
Equity in pretax income (loss) of consolidated subsidiaries	580	360	(43)	(897)	—
Interest income (expense), net	(113)	(117)	11	—	(219)
Other expense, net	(9)	(1)	(4)	—	(14)

Income before income taxes	459	363	580	(897)	505
Income tax provision	(182)	(142)	(145)	269	(200)

Net income	277	221	435	(628)	305
Less: Net income attributable to noncontrolling interests	—	(1)	—	(27)	(28)

Net income attributable to TWC	$277	$220	$435	$(655)	$277

TIME WARNER CABLE INC.
SUPPLEMENTARY INFORMATION
CONDENSED CONSOLIDATING FINANCIAL STATEMENTS—(Continued)
Consolidating Statement of Operations
Six Months Ended June 30, 2009
(Unaudited)

			Non-
	Parent	Guarantor	Guarantor		TWC
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(in millions)
Revenues	$—	$1,822	$7,112	$(96)	$8,838

Costs of revenues	—	1,007	3,336	(96)	4,247
Selling, general and administrative	—	193	1,241	—	1,434
Depreciation	—	356	1,036	—	1,392
Amortization	—	—	119	—	119
Restructuring costs	—	23	27	—	50
Gain on sale of cable systems	—	—	(2)	—	(2)

Total costs and expenses	—	1,579	5,757	(96)	7,240

Operating Income	—	243	1,355	—	1,598
Equity in pretax income (loss) of consolidated subsidiaries	1,392	965	(21)	(2,336)	—
Interest income (expense), net	(484)	(218)	76	—	(626)
Other expense, net	(35)	(11)	(18)	—	(64)

Income before income taxes	873	979	1,392	(2,336)	908
Income tax provision	(393)	(402)	(396)	784	(407)

Net income	480	577	996	(1,552)	501
Less: Net income attributable to noncontrolling interests	—	(8)	—	(13)	(21)

Net income attributable to TWC	$480	$569	$996	$(1,565)	$480

TIME WARNER CABLE INC.
SUPPLEMENTARY INFORMATION
CONDENSED CONSOLIDATING FINANCIAL STATEMENTS—(Continued)
Consolidating Statement of Operations
Six Months Ended June 30, 2008
(Unaudited)

			Non-
	Parent	Guarantor	Guarantor		TWC
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(recast, in millions)
Revenues	$—	$1,645	$6,899	$(86)	$8,458

Costs of revenues	—	886	3,225	(86)	4,025
Selling, general and administrative	—	219	1,236	—	1,455
Depreciation	—	331	1,092	—	1,423
Amortization	—	1	129	—	130
Restructuring costs	—	5	1	—	6
Loss on sale of cable systems	—	6	39	—	45

Total costs and expenses	—	1,448	5,722	(86)	7,084

Operating Income	—	197	1,177	—	1,374
Equity in pretax income (loss) of consolidated subsidiaries	1,065	705	(123)	(1,647)	—
Interest income (expense), net	(188)	(241)	11	—	(418)
Other income (expense), net	(11)	8	—	—	(3)

Income before income taxes	866	669	1,065	(1,647)	953
Income tax provision	(347)	(272)	(279)	516	(382)

Net income	519	397	786	(1,131)	571
Less: Net (income) loss attributable to noncontrolling interests	—	16	—	(68)	(52)

Net income attributable to TWC	$519	$413	$786	$(1,199)	$519

TIME WARNER CABLE INC.
SUPPLEMENTARY INFORMATION
CONDENSED CONSOLIDATING FINANCIAL STATEMENTS—(Continued)
Consolidating Statement of Cash Flows
Six Months Ended June 30, 2009
(Unaudited)

			Non-
	Parent	Guarantor	Guarantor		TWC
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(in millions)
OPERATING ACTIVITIES
Net income	$480	$577	$996	$(1,552)	$501
Adjustments for noncash and nonoperating items:
Depreciation and amortization	—	356	1,155	—	1,511
Pretax gain on asset sales	—	—	(2)	—	(2)
Excess (deficiency) of distributions over equity in pretax income of consolidated subsidiaries	(1,392)	(965)	21	2,336	—
Loss from equity investments, net of cash distributions	—	3	23	—	26
Deferred income taxes	335	304	308	(612)	335
Equity-based compensation	—	52	2	—	54
Changes in operating assets and liabilities, net of acquisitions	1,117	(3)	(968)	—	146

Cash provided by operating activities	540	324	1,535	172	2,571

INVESTING ACTIVITIES
Investments and acquisitions, net of cash acquired and distributions received	55	(3,951)	(138)	4,051	17
Capital expenditures	(11)	(442)	(1,076)	—	(1,529)
Proceeds from asset sales	—	5	2	—	7

Cash provided (used) by investing activities	44	(4,388)	(1,212)	4,051	(1,505)

FINANCING ACTIVITIES
Borrowings (repayments), net	(1,200)	101	—	1,099	—
Borrowings	10,071	—	—	—	10,071
Repayments	(5,177)	—	—	—	(5,177)
Debt issuance costs	(24)	—	—	—	(24)
Net change in investments in and amounts due to and from consolidated subsidiaries	1,713	(1,219)	(323)	(171)	—
Payment of special cash dividend	(10,856)	—	—	—	(10,856)
Other financing activities	—	—	—	(1)	(1)

Cash used by financing activities	(5,473)	(1,118)	(323)	927	(5,987)

Decrease in cash and equivalents	(4,889)	(5,182)	—	5,150	(4,921)
Cash and equivalents at beginning of period	5,395	5,204	—	(5,150)	5,449

Cash and equivalents at end of period	$506	$22	$—	$—	$528

TIME WARNER CABLE INC.
SUPPLEMENTARY INFORMATION
CONDENSED CONSOLIDATING FINANCIAL STATEMENTS—(Continued)
Consolidating Statement of Cash Flows
Six Months Ended June 30, 2008
(Unaudited)

			Non-
	Parent	Guarantor	Guarantor		TWC
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(in millions)
OPERATING ACTIVITIES
Net income	$519	$397	$786	$(1,131)	$571
Adjustments for noncash and nonoperating items:
Depreciation and amortization	—	332	1,221	—	1,553
Pretax (gain) loss on asset sales	—	(3)	39	—	36
Excess (deficiency) of distributions over equity in pretax income of consolidated subsidiaries	(1,065)	(705)	123	1,647	—
Loss from equity investments, net of cash distributions	—	—	5	—	5
Deferred income taxes	341	261	261	(487)	376
Equity-based compensation	—	48	—	—	48
Changes in operating assets and liabilities, net of acquisitions	(207)	165	(12)	—	(54)

Cash provided (used) by operating activities	(412)	495	2,423	29	2,535

INVESTING ACTIVITIES
Investments and acquisitions, net of cash acquired and distributions received	—	1	(27)	—	(26)
Capital expenditures	—	(427)	(1,281)	—	(1,708)
Proceeds from asset sales	—	9	2	—	11

Cash used by investing activities	—	(417)	(1,306)	—	(1,723)

FINANCING ACTIVITIES
Borrowings (repayments), net	915	—	—	(1,081)	(166)
Borrowings	5,203	—	—	—	5,203
Repayments	(2,145)	—	—	—	(2,145)
Debt issuance costs	(85)	—	—	—	(85)
Net change in investments in and amounts due to and from consolidated subsidiaries	149	996	(1,116)	(29)	—
Other financing activities	—	(1)	(1)	—	(2)

Cash provided (used) by financing activities	4,037	995	(1,117)	(1,110)	2,805

Increase in cash and equivalents	3,625	1,073	—	(1,081)	3,617
Cash and equivalents at beginning of period	185	3,458	—	(3,411)	232

Cash and equivalents at end of period	$3,810	$4,531	$—	$(4,492)	$3,849

Part II. Other Information
Item 1. Legal Proceedings.
     Reference is made to the class action lawsuit filed by Andrew Parker and Eric DeBrauwere, et al. described on page 40 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 (the “2008 Form 10-K”). On July 6, 2009, the district court granted approval of the revised class settlement. On July 27, 2009, a notice of appeal was filed by lawyers for a group of objectors to the settlement. The Company intends to defend against this lawsuit vigorously.
     Reference is made to the lawsuits filed by Rembrandt Technologies, LP described on page 41 of the 2008 Form 10-K. In response to the district court’s claims construction orders issued in November 2008, the plaintiff has indicated it will dismiss its claims relating to the alleged infringement of eight patents purportedly relating to high-speed data and IP-based telephony services. The plaintiff has not indicated that it will dismiss its claim relating to one remaining patent alleged to relate to digital video decoder technology. The Company intends to defend against the remaining claim vigorously.
     Reference is made to the lawsuit filed by Acacia Media Technologies described on page 41 of the 2008 Form 10-K. In April 2009, briefing was completed on the parties’ respective motions for summary judgment of invalidity of the patents in suit based on the court’s previously issued patent claims construction orders. The Company intends to defend against this lawsuit vigorously.
Item 1A. Risk Factors.
     There have been no material changes in the Company’s risk factors from those disclosed in Part I, Item 1A of the 2008 Form 10-K.
Item 4. Submission of Matters to a Vote of Security Holders.
     The Annual Meeting of Stockholders of the Company was held on June 3, 2009 (the “2009 Annual Meeting”). The following matters were voted on at the 2009 Annual Meeting:
(i)	The following individuals were elected directors of the Company for terms expiring in 2010:

Directors	Votes For	Votes Against	Abstentions	Broker Non-Votes

Carole Black	296,012,769	11,831,524	331,380	0
Glenn A. Britt	295,558,180	12,292,563	324,930	0
Thomas H. Castro	295,858,468	11,936,552	380,653	0
David C. Chang	296,952,690	10,850,860	372,123	0
James E. Copeland, Jr.	297,065,295	10,758,537	351,841	0
Peter R. Haje	286,171,688	21,646,042	357,943	0
Donna A. James	301,003,525	6,811,069	361,079	0
Don Logan	293,602,454	14,244,652	328,567	0
N.J. Nicholas, Jr.	293,181,560	14,637,945	356,168	0
Wayne H. Pace	293,925,964	13,905,475	344,234	0
Edward D. Shirley	302,879,415	4,929,777	366,481	0
John E. Sununu	305,592,558	2,289,599	293,516	0
(ii)	Ratification of appointment of Ernst & Young LLP as independent auditor of the Company:

Votes For	Votes Against	Abstentions	Broker Non-Votes
307,187,252	766,523	221,896	0

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

Date: July 29, 2009

EXHIBIT INDEX
Pursuant to Item 601 of Regulation S-K

Exhibit
Number	Description
1.1
Underwriting Agreement, dated June 24, 2009, among Time Warner Cable Inc. (“TWC”), the Guarantors and Banc of America Securities LLC, BNP Paribas Securities Corp., Citigroup Global Markets Inc., J.P. Morgan Securities Inc. and Mitsubishi UFJ Securities (USA), Inc., on behalf of themselves and as representatives of the underwriters listed in Schedule II thereto (incorporated herein by reference to Exhibit 1.1 to TWC’s Current Report on Form 8-K dated June 24, 2009 filed with the Securities and Exchange Commission on June 29, 2009 (the “June 2009 Form 8-K”)).*

4.1	Form of 6 3/4% Debentures due 2039 (incorporated herein by reference to Exhibit 4.1 to the June 2009 Form 8-K).*

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009.

32
Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009.†

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