Form 10-Q
period 2009-09-30
TIME WARNER CABLE INC.
filed 2009-11-05
CIK 1377013

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009 or

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

Large accelerated filer ☑	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☑

Shares Outstanding
Description of Class	as of October 30, 2009
Common Stock – $.01 par value	352,433,901

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

•	Financial statement presentation. This section provides a summary of how the Company’s operations are presented in the accompanying consolidated financial statements.

•	Results of operations. This section provides an analysis of the Company’s results of operations for the three and nine months ended September 30, 2009.

•	Financial condition and liquidity. This section provides an analysis of the Company’s financial condition as of September 30, 2009 and cash flows for the nine months ended September 30, 2009.

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

OVERVIEW
     TWC is the second-largest cable operator in the U.S., with technologically advanced, well-clustered systems located mainly in five geographic areas – New York State (including New York City), the Carolinas, Ohio, southern California (including Los Angeles) and Texas. As of September 30, 2009, TWC served approximately 14.6 million residential and commercial customers who subscribed to one or more of its video, high-speed data and voice services, which totaled approximately 26.3 million primary service units and approximately 35.1 million revenue generating units (each as defined in “Results of Operations”).
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
     TWC principally offers three services – video, high-speed data and voice – over its broadband cable systems. TWC markets its services separately and in “bundled” packages of multiple services and features. As of September 30, 2009, 56% of TWC’s customers subscribed to two or more of its primary services, including 23% of its customers who subscribed to all three primary services. In addition to its residential services, TWC offers commercial customers video, high-speed data, voice and networking and transport services. In addition, TWC sells advertising to a variety of national, regional and local advertising customers.

TIME WARNER CABLE INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS
OF OPERATIONS AND FINANCIAL CONDITION—(Continued)
     Video is TWC’s largest service in terms of revenues generated and, as of September 30, 2009, TWC had approximately 13.0 million video subscribers, of which approximately 8.8 million received video service via digital transmissions. TWC expects to continue to increase video revenues for the foreseeable future through the offering of digital video services, including related equipment rentals, as well as through price increases; however, future video revenue growth rates will depend on video subscriber and penetration levels, competition, pricing and the state of the economy. Video programming costs represent a major component of TWC’s expenses and are expected to continue to increase, reflecting rate increases on existing programming services, costs associated with retransmission consent agreements, digital video subscriber growth and the expansion of service offerings (e.g., new network channels). TWC expects that its video programming costs as a percentage of video revenues will continue to increase over the next few years as increases in programming costs outpace growth in video revenues.
     As of September 30, 2009, TWC had approximately 8.9 million residential high-speed data subscribers. TWC expects continued growth in residential high-speed data subscribers and revenues for the foreseeable future; however, future high-speed data subscriber and revenue growth rates will depend on high-speed data penetration levels, competition, pricing and the state of the economy. TWC also offers commercial high-speed data services and had 293,000 commercial high-speed data subscribers as of September 30, 2009.
     As of September 30, 2009, TWC had approximately 4.1 million residential Digital Phone subscribers. TWC expects increases in Digital Phone subscribers and revenues for the foreseeable future; however, future Digital Phone subscriber and revenue growth rates will depend on Digital Phone penetration levels, competition, pricing, the rate of wireless substitution of wireline phone service and the state of the economy. TWC also offers its commercial Digital Phone service, Business Class Phone, in nearly all of its operating areas and had 58,000 commercial Digital Phone subscribers as of September 30, 2009.
     TWC faces intense competition for customers from a variety of alternative information and entertainment delivery sources, principally from direct-to-home satellite video providers and certain telephone companies, each of which offers a broad range of services that provide features and functions comparable to those provided by TWC. The services are also offered in bundles of video, high-speed data and voice services similar to TWC’s and, in certain cases, these offerings include wireless services. The availability of these bundled service offerings and of wireless offerings, whether as a single offering or as part of a bundle, has intensified competition. In addition, technological advances and product innovations have increased and will likely continue to increase the number of alternatives available to TWC’s customers, further intensifying competition. The more competitive environment may negatively affect the growth of revenue generating units and average monthly subscription revenues per revenue generating unit and, additionally, may increase TWC’s cost to obtain certain video programming.
     Since the end of the third quarter of 2008, the Company has experienced a slowdown in growth across all revenue generating unit categories, which the Company believes is partly a result of a challenging economic environment and a related reduction in consumer spending and increase in housing foreclosures. The impact of a continuing economic downturn on the Company’s financial and subscriber results is difficult to estimate; however, the Company believes that the slower growth in revenue generating units and the lower growth or declines in other video services (e.g., digital video recorders, premium channels and transactional video-on-demand) experienced during the first nine months of 2009 will result in lower revenue growth for the full year of 2009 as compared to 2008. In addition, the Company expects that Advertising revenues will decline in the fourth quarter of 2009 as compared to the fourth quarter of 2008 due to lower political advertising revenues and continued weakness in Advertising revenues from national, regional and local businesses.
     Management believes that cash generated by or available to TWC should be sufficient to fund its capital and liquidity needs for the foreseeable future. As of September 30, 2009, the Company had approximately $4.0 billion of unused committed capacity (including cash and equivalents). Additionally, there are no maturities of the Company’s long-term debt prior to February 2011. See “Financial Condition and Liquidity” for further details regarding the Company’s committed capacity.
     During the first quarter of 2009, TWC began a significant restructuring, primarily consisting of headcount reductions. TWC expects to incur total restructuring charges of approximately $75 million, including $64 million incurred through September 30, 2009.

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
     During the three and nine months ended September 30, 2009 and 2008, the Company incurred pretax costs related to the Separation, which have been reflected in the Company’s consolidated statement of operations as follows (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Other income (expense), net	$—	$(3)	$(28)	$(15)
Interest expense, net	—	(2)	(13)	(33)

Pretax costs related to the Separation	$—	$(5)	$(41)	$(48)

     The Separation-related costs recorded in other income (expense), net, consist of direct transaction costs (e.g., legal and professional fees) and such costs recorded in interest expense, net, consist of debt issuance costs. The debt issuance costs for the nine months ended September 30, 2009 primarily relate to the portion of the upfront loan fees for the 2008 Bridge Facility that was expensed due to the repayment of all borrowings outstanding under, and the resulting termination of, such facility with a portion of the net proceeds of the March 2009 Bond Offering (as defined below).

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
     The Company used the net proceeds of $1.444 billion from the June 2009 Bond Offering to repay a portion of the outstanding indebtedness under its five-year term loan facility.
     See Note 4 to the accompanying consolidated financial statements for further details regarding the 2009 Bond Offerings.
Recent Regulatory Developments
     On October 22, 2009, the Federal Communications Commission (the “FCC”) initiated a proceeding in which it proposes to adopt so-called “net neutrality” rules that it describes as intended to preserve the openness of the Internet. The proposed rules would apply to all providers of broadband Internet access services, whether wireline or wireless, but would not apply to providers of applications, content or other services. The FCC indicated that its comment process will seek comment both on its rationales for the draft proposals as well as their form and scope. Initial comments are due in January 2010. Any final rules that ultimately may be adopted, depending upon their scope and terms, could have a significant adverse effect on the Company’s high-speed data services.
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

TIME WARNER CABLE INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS
OF OPERATIONS AND FINANCIAL CONDITION—(Continued)
RESULTS OF OPERATIONS
Changes in Basis of Presentation
Noncontrolling Interests
     In December 2007, the Financial Accounting Standards Board issued authoritative guidance that establishes accounting and reporting standards for a noncontrolling interest in a subsidiary, including the accounting treatment upon the deconsolidation of a subsidiary. This guidance became effective for TWC on January 1, 2009 and has been applied prospectively, except for the provisions related to the presentation of noncontrolling interests, which have been applied retrospectively for all periods presented. As required by this guidance, the Company has recast the presentation of noncontrolling interests in the prior year financial statements so that they are comparable to those of 2009. During the first quarter of 2009, noncontrolling interests of $1.110 billion as of December 31, 2008 were reclassified to a component of total equity as reflected in the accompanying consolidated balance sheet. For the three and nine months ended September 30, 2008, minority interest expense of $57 million and $144 million, respectively ($34 million and $86 million, respectively, net of tax), is excluded from net income in the accompanying consolidated statement of operations. Net income attributable to TWC per common share for prior periods is not impacted.
Reverse Stock Split
     In connection with the Separation Transactions, on March 12, 2009, the Company implemented the TWC reverse stock split at a 1-for-3 ratio. The Company has recast the presentation of share and per share data in the prior year financial statements to reflect the TWC reverse stock split.
Reclassifications
     Certain reclassifications have been made to the prior year financial information to conform to the September 30, 2009 presentation.
Recent Accounting Standards
     See Note 2 to the accompanying consolidated financial statements for other accounting standards adopted in 2009 and accounting standards not yet adopted.
Three and Nine Months Ended September 30, 2009 Compared to Three and Nine Months Ended September 30, 2008
     The following discussion provides an analysis of the Company’s results of operations and should be read in conjunction with the accompanying consolidated statement of operations, as well as the consolidated financial statements and notes thereto and MD&A included in the June 2009 Form 8-K.
     Revenues. Revenues by major category were as follows (in millions):

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2009	2008	% Change	2009	2008	% Change
Subscription:
Video	$2,698	$2,639	2%	$8,071	$7,878	2%
High-speed data	1,138	1,056	8%	3,362	3,082	9%
Voice	480	421	14%	1,402	1,184	18%

Total Subscription	4,316	4,116	5%	12,835	12,144	6%
Advertising	182	224	(19%)	501	654	(23%)

Total	$4,498	$4,340	4%	$13,336	$12,798	4%

TIME WARNER CABLE INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS
OF OPERATIONS AND FINANCIAL CONDITION—(Continued)
     Selected subscriber-related statistics were as follows (in thousands):

	September 30,
	2009	2008	% Change
Video(a)	12,964	13,266	(2%)
Residential high-speed data(b)(c)(d)	8,874	8,339	6%
Commercial high-speed data(b)(c)(d)	293	295	(1%)
Residential Digital Phone(c)(e)	4,078	3,621	13%
Commercial Digital Phone(c)(e)	58	23	152%
Primary service units(f)	26,267	25,544	3%
Digital video(g)	8,810	8,607	2%
Revenue generating units(h)	35,077	34,151	3%
Customer relationships(i)	14,627	14,750	(1%)
Double play(j)	4,873	4,811	1%
Triple play(k)	3,384	2,992	13%

(a)	Video subscriber numbers reflect billable subscribers who receive at least basic video service.
(b)	High-speed data subscriber numbers reflect billable subscribers who receive TWC’s Road Runner high-speed data service or any of the other high-speed data services offered by TWC.
(c)
The determination of whether a high-speed data or Digital Phone subscriber is categorized as commercial or residential is generally based upon the type of service provided to that subscriber. For example, if TWC provides a commercial service, the subscriber is classified as commercial.

(d)
During the three months ended December 31, 2008, the Company reclassified 15,000 commercial high-speed data subscribers to residential high-speed data subscribers. Additionally, during the three months ended March 31, 2009, the Company recorded an adjustment that reduced commercial high-speed data subscribers by 3,000 subscribers. These items are reflected in the Company’s subscriber numbers as of September 30, 2009.

(e)	Digital Phone subscriber numbers reflect billable subscribers who receive an IP-based telephony service.
(f)	Primary service unit numbers represent the total of all video, high-speed data and voice subscribers.
(g)	Digital video subscriber numbers reflect billable video subscribers who receive any level of video service at their dwelling or commercial establishment via digital transmissions.
(h)	Revenue generating unit numbers represent the total of all video, digital video, high-speed data and voice subscribers.
(i)
Customer relationships represent the number of subscribers who receive at least one of the Company’s primary services. For example, a subscriber who purchases only high-speed data service and no video service will count as one customer relationship, and a subscriber who purchases both video and high-speed data services will also count as only one customer relationship.

(j)	Double play subscriber numbers reflect customers who subscribe to two of the Company’s primary services.
(k)	Triple play subscriber numbers reflect customers who subscribe to all three of the Company’s primary services.
     Subscription revenues increased as a result of increases in video, high-speed data and voice revenues. The increase in video revenues was primarily due to video price increases and the continued growth of digital video subscribers, which were partially offset by a decrease in basic video subscribers (resulting, in part, from the December 2008 sale of certain non-core cable systems serving 78,000 video subscribers) and a decline in premium channel subscribers and transactional video-on-demand revenues. Commercial video revenues were $65 million and $188 million for the three and nine months ended September 30, 2009, respectively, compared to $62 million and $177 million for the three and nine months ended September 30, 2008, respectively. Additional information regarding the major components of video revenues was as follows (in millions):

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2009	2008	% Change	2009	2008	% Change
Basic video services	$1,586	$1,569	1%	$4,757	$4,697	1%
Digital video services	656	638	3%	1,958	1,907	3%
Equipment rental and installation charges	302	283	7%	895	827	8%
Franchise fees	119	116	3%	356	344	3%
Other	35	33	6%	105	103	2%

Total	$2,698	$2,639	2%	$8,071	$7,878	2%

     High-speed data revenues increased primarily due to growth in high-speed data subscribers and an increase in commercial networking and transport revenues. Commercial high-speed data revenues were $152 million and $436 million for the three and nine months ended September 30, 2009, respectively, compared to $136 million and $386 million for the three and nine months ended September 30, 2008, respectively.

TIME WARNER CABLE INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS
OF OPERATIONS AND FINANCIAL CONDITION—(Continued)
     The increase in voice revenues was due to growth in Digital Phone subscribers, partially offset by a decrease in average revenues per subscriber. Commercial voice revenues were $19 million and $48 million for the three and nine months ended September 30, 2009, respectively, compared to $8 million and $17 million for the three and nine months ended September 30, 2008, respectively.
     Average monthly subscription revenues (which includes video, high-speed data and voice revenues) per unit were as follows:

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2009	2008	% Change	2009	2008	% Change
Average monthly subscription revenues per:
Video subscriber	$110.65	$103.38	7%	$109.32	$101.63	8%
Customer relationship	98.34	93.15	6%	97.48	91.77	6%
Primary service unit	54.93	54.19	1%	54.84	54.28	1%
Revenue generating unit	41.12	40.53	1%	41.04	40.63	1%
     Advertising revenues decreased due to a decline in Advertising revenues from national, regional and local businesses and political advertising revenues. The Company expects that Advertising revenues will decline in the fourth quarter of 2009 as compared to the fourth quarter of 2008 due to lower political advertising revenues and continued weakness in Advertising revenues from national, regional and local businesses.
     Costs of revenues. The major components of costs of revenues were as follows (in millions):

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2009	2008	% Change	2009	2008	% Change
Video programming	$1,009	$949	6%	$3,013	$2,817	7%
Employee	627	597	5%	1,861	1,752	6%
High-speed data	33	35	(6%)	99	112	(12%)
Voice	161	144	12%	470	406	16%
Video franchise fees	119	116	3%	356	344	3%
Other direct operating costs	214	231	(7%)	624	666	(6%)

Total	$2,163	$2,072	4%	$6,423	$6,097	5%

Costs of revenues as a percentage of revenues	48%	48%		48%	48%

     For the three and nine months ended September 30, 2009, costs of revenues increased 4% and 5%, respectively, primarily related to increases in video programming, employee and voice costs.
     The increase in video programming costs was primarily due to contractual rate increases, incremental costs associated with the continued retransmission of certain local broadcast stations and the expansion of service offerings, partially offset by a decline in basic video and premium channel subscriptions. Average programming costs per video subscriber increased 8% to $25.85 per month for the three months ended September 30, 2009 from $23.85 per month for the three months ended September 30, 2008. Average programming costs per video subscriber increased 9% to $25.66 per month for the nine months ended September 30, 2009 from $23.58 per month for the nine months ended September 30, 2008. The Company expects video programming costs to increase in the fourth quarter of 2009 at a rate comparable to that experienced during the first nine months of 2009, reflecting programming rate increases on existing services, costs associated with retransmission consent agreements, digital video subscriber growth and the expansion of service offerings.
     Employee costs for the three and nine months ended September 30, 2009 increased primarily due to an increase in employee medical and pension expenses. Employee costs for the nine-month period were also impacted by salary increases.
     Voice costs consist of the direct costs associated with the delivery of voice services, including network connectivity costs. Voice costs increased primarily due to growth in Digital Phone subscribers.

TIME WARNER CABLE INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS
OF OPERATIONS AND FINANCIAL CONDITION—(Continued)
     Selling, general and administrative expenses. The components of selling, general and administrative expenses were as follows (in millions):

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2009	2008	% Change	2009	2008	% Change
Employee	$284	$278	2%	$863	$865	—
Marketing	140	138	1%	408	447	(9%)
Separation-related “make-up” equity award costs	4	—	NM	6	—	NM
Other	288	290	(1%)	860	849	1%

Total	$716	$706	1%	$2,137	$2,161	(1%)

NM—Not meaningful.
     Selling, general and administrative expenses for the three months ended September 30, 2009 increased slightly primarily as a result of an increase in casualty insurance expense and higher employee costs (primarily due to higher pension expense), partially offset by a decrease in bad debt expense. Selling, general and administrative expenses for the nine months ended September 30, 2009 decreased slightly primarily as a result of lower marketing costs, partially offset by an increase in casualty insurance expense. Casualty insurance expense increased for the three and nine months ended September 30, 2009 primarily as the result of a benefit of approximately $13 million recorded during the third quarter of 2008 due to changes in estimates of previously established casualty insurance accruals. Employee costs for the nine months ended September 30, 2009 remained essentially flat as an increase in pension expense was more than offset by a decrease in other employee costs.
     As a result of the Separation, pursuant to their terms, Time Warner equity awards held by TWC employees were forfeited and/or experienced a reduction in value. During the three and nine months ended September 30, 2009, the Company recorded $4 million and $6 million, respectively, of costs associated with TWC stock options and restricted stock units granted to its employees to offset these forfeitures and/or reduced values.
     Restructuring costs. The results include restructuring costs of $14 million and $64 million for three and nine months ended September 30, 2009, respectively, and $8 million and $14 million for the three and nine months ended September 30, 2008, respectively. TWC expects to incur total restructuring charges of approximately $75 million, including $64 million incurred through September 30, 2009. The Company expects to eliminate approximately 1,400 positions, of which approximately 1,100 positions were eliminated during the nine months ended September 30, 2009. The remainder are expected to be eliminated in the fourth quarter of 2009 or early 2010.
     Gain (loss) on sale of cable systems. During the nine months ended September 30, 2008, the Company recorded a pretax impairment loss of $45 million as a result of the then-anticipated sale of certain non-core cable systems, which closed in December 2008. During the fourth quarter of 2008, the Company recorded an additional pretax loss on the sale of these systems of $13 million (primarily representing post-closing and working capital adjustments). During the second quarter of 2009, $2 million of these losses were recovered as a result of a post-closing purchase price adjustment.

TIME WARNER CABLE INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS
OF OPERATIONS AND FINANCIAL CONDITION—(Continued)
     Reconciliation of Operating Income before Depreciation and Amortization to Operating Income. The following table reconciles Operating Income before Depreciation and Amortization to Operating Income. In addition, the table provides the components from Operating Income to net income attributable to TWC for purposes of the discussions that follow (in millions):

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2009	2008	% Change	2009	2008	% Change
		(recast)			(recast)
Operating Income before Depreciation and Amortization	$1,605	$1,554	3%	$4,714	$4,481	5%
Depreciation	(713)	(700)	2%	(2,105)	(2,123)	(1%)
Amortization	(64)	(66)	(3%)	(183)	(196)	(7%)

Operating Income	828	788	5%	2,426	2,162	12%
Interest expense, net	(348)	(229)	52%	(974)	(647)	51%
Other income (expense), net	(19)	2	NM	(83)	(1)	NM

Income before income taxes	461	561	(18%)	1,369	1,514	(10%)
Income tax provision	(193)	(226)	(15%)	(600)	(608)	(1%)

Net income	268	335	(20%)	769	906	(15%)
Less: Net income attributable to noncontrolling interests	—	(34)	(100%)	(21)	(86)	(76%)

Net income attributable to TWC	$268	$301	(11%)	$748	$820	(9%)

NM—Not meaningful.
     Operating Income before Depreciation and Amortization. As discussed above, for the three and nine months ended September 30, 2009, Operating Income before Depreciation and Amortization was impacted by restructuring costs and Separation-related “make-up” equity award costs, and, for the nine months ended September 30, 2009, the gain on sale of cable systems. For the three and nine months ended September 30, 2008, Operating Income before Depreciation and Amortization was impacted by restructuring costs, and, for the nine months ended September 30, 2008, the loss on sale of cable systems. Excluding these items, Operating Income before Depreciation and Amortization for the three and nine months ended September 30, 2009 increased principally as a result of revenue growth, partially offset by higher costs of revenues, as discussed above. Additionally, Operating Income before Depreciation and Amortization for the three and nine months ended September 30, 2008 was negatively impacted by approximately $10 million as a result of the effect of Hurricane Ike on certain of the Company’s cable systems in southeast Texas and Ohio.
     Depreciation expense. Depreciation expense for the three and nine months ended September 30, 2009 was impacted by continued purchases of customer premise equipment, scalable infrastructure and line extensions occurring during or subsequent to the comparable period in 2008. Depreciation expense for the three and nine months ended September 30, 2008 was impacted by certain property, plant and equipment acquired in the 2006 transactions with Adelphia Communications Corporation and Comcast Corporation, which was fully depreciated as of July 31, 2008.
     Amortization expense. Amortization expense for the nine months ended September 30, 2009 benefited from an approximate $13 million adjustment to reduce excess amortization recorded in prior years.
     Operating Income. As discussed above, Operating Income for the three and nine months ended September 30, 2009 was impacted by restructuring costs and Separation-related “make-up” equity award costs, and, for the nine months ended September 30, 2009, the gain on sale of cable systems. Operating Income for the three and nine months ended September 30, 2008 was impacted by restructuring costs, and, for the nine months ended September 30, 2008, the loss on sale of cable systems. Excluding these items, Operating Income increased for the three months ended September 30, 2009 primarily due to the increase in Operating Income before Depreciation and Amortization, partially offset by the increase in depreciation expense, and Operating Income increased for the nine months ended September 30, 2009 primarily due to the increase in Operating Income before Depreciation and Amortization and the decreases in depreciation and amortization expenses, as discussed above. Additionally, Operating Income for the three and nine months ended September 30, 2008 was negatively impacted by approximately $10 million as a result of the effect of Hurricane Ike on certain of the Company’s cable systems in southeast Texas and Ohio.

TIME WARNER CABLE INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS
OF OPERATIONS AND FINANCIAL CONDITION—(Continued)
     Interest expense, net. Interest expense, net, increased for the three and nine months ended September 30, 2009 primarily due to higher average debt outstanding during the periods. Additionally, interest expense, net, for the nine months ended September 30, 2009 included $13 million of debt issuance costs primarily related to the portion of the upfront loan fees for the 2008 Bridge Facility that was expensed due to the repayment of all borrowings outstanding under, and the resulting termination of, such facility with a portion of the net proceeds of the March 2009 Bond Offering. Interest expense, net, for the three and nine months ended September 30, 2008 included $2 million and $33 million, respectively, of debt issuance costs primarily related to the portion of the upfront loan fees for the 2008 Bridge Facility that was expensed due to the reduction of commitments under such facility as a result of the public offering of notes and debentures in June 2008 (the “June 2008 Bond Offering”). As a result of the debt incurred to finance the Special Dividend, including the Company’s public offering of notes in November 2008 and the 2009 Bond Offerings, the Company expects that interest expense, net, will increase significantly during the fourth quarter of 2009 as compared to 2008. See Note 4 to the accompanying consolidated financial statements for further details regarding the 2009 Bond Offerings.
     Other income (expense), net. Other income (expense), net, detail is shown in the table below (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Direct transaction costs related to the Separation Transactions(a)	$—	$(3)	$(28)	$(15)
Income (loss) from equity investments, net	(13)	2	(36)	12
Impairment of investment in The Reserve Fund(b)	—	—	(10)	—
Other investment gains(c)	—	—	3	1
Equity award reimbursement obligation to Time Warner(d)	(5)	—	(13)	—
Other	(1)	3	1	1

Other income (expense), net	$(19)	$2	$(83)	$(1)

(a)	Amounts primarily consist of legal and professional fees.
(b)	See “Financial Condition and Liquidity—Current Financial Condition” for additional discussion about The Reserve Fund.
(c)
Amount for the nine months ended September 30, 2008 includes a $9 million gain recorded on the sale of a cost-method investment, partially offset by an $8 million pretax impairment on an investment. During the nine months ended September 30, 2009, the Company recovered a portion of this investment, resulting in a $3 million gain.

(d)	See Note 5 for a discussion of the Company’s accounting for its equity award reimbursement obligation to Time Warner.
     The change in income (loss) from equity investments, net, for the three and nine months ended September 30, 2009 was primarily due to the impact of losses incurred during 2009 by Clearwire Communications LLC, an investment of the Company accounted for under the equity method of accounting.
     Income tax provision. TWC’s income tax provision has been prepared as if the Company operated as a stand-alone taxpayer for all periods presented. For the three months ended September 30, 2009 and 2008, the Company recorded income tax provisions of $193 million and $226 million, respectively. For the nine months ended September 30, 2009 and 2008, the Company recorded income tax provisions of $600 million and $608 million, respectively. The effective tax rate was 42% and 40% for the three months ended September 30, 2009 and 2008, respectively, and was 44% and 40% for the nine months ended September 30, 2009 and 2008, respectively. The increase in the effective tax rate for the nine months ended September 30, 2009 was primarily a result of the passage of the California state budget during the first quarter of 2009 that, in part, changed the methodology of income tax apportionment in California. This tax law change resulted in an increase in state deferred tax liabilities and a corresponding noncash tax provision of $38 million, which was recorded in the first quarter of 2009. Absent this tax law change, the effective tax rate for the nine months ended September 30, 2009 would have been 41%.
     Net income attributable to noncontrolling interests. Net income attributable to noncontrolling interests decreased principally due to the changes in the ownership structure of the Company as a result of the TW NY Exchange, which occurred in February 2009.

TIME WARNER CABLE INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS
OF OPERATIONS AND FINANCIAL CONDITION—(Continued)
     Net income attributable to TWC and net income attributable to TWC per common share. Net income attributable to TWC and net income attributable to TWC per common share were as follows for the three and nine months ended September 30, 2009 and 2008 (in millions, except per share data):

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2009	2008	% Change	2009	2008	% Change
		(recast)			(recast)
Net income attributable to TWC	$268	$301	(11%)	$748	$820	(9%)

Net income attributable to TWC per common share:
Basic	$0.76	$0.92	(17%)	$2.15	$2.52	(15%)

Diluted	$0.76	$0.92	(17%)	$2.14	$2.52	(15%)

     As discussed above, net income attributable to TWC for the three and nine months ended September 30, 2009 was impacted by restructuring costs and Separation-related “make-up” equity award costs, and, for the nine months ended September 30, 2009, the gain on sale of cable systems. Net income attributable to TWC for the three and nine months ended September 30, 2008 was impacted by restructuring costs, and, for the nine months ended September 30, 2008, the loss on sale of cable systems. Excluding these items, net income attributable to TWC and net income attributable to TWC per common share for the three and nine months ended September 30, 2009 decreased primarily due to the increase in interest expense, net, and the change in other income (expense), net, partially offset by an increase in Operating Income and a decrease in net income attributable to noncontrolling interests, each as discussed above. Additionally, net income attributable to TWC and net income attributable to TWC per common share for the three months ended September 30, 2009 benefited from the decrease in income tax provision, as discussed above.
FINANCIAL CONDITION AND LIQUIDITY
     Management believes that cash generated by or available to TWC should be sufficient to fund its capital and liquidity needs for the foreseeable future. There are no maturities of the Company’s long-term debt prior to February 2011. TWC’s sources of cash include cash provided by operating activities, cash and equivalents on hand, borrowing capacity under its committed credit facility and commercial paper program, as well as access to capital markets.
     TWC’s unused committed capacity was $4.023 billion as of September 30, 2009, reflecting $506 million of cash and equivalents and $3.517 billion of available borrowing capacity under the Company’s $5.875 billion Revolving Credit Facility.
Current Financial Condition
     As of September 30, 2009, the Company had $22.168 billion of debt, $506 million of cash and equivalents (net debt of $21.662 billion, defined as total debt less cash and equivalents), $300 million of mandatorily redeemable non-voting Series A Preferred Equity Membership Units (the “TW NY Cable Preferred Membership Units”) issued by a subsidiary of TWC, Time Warner NY Cable LLC (“TW NY Cable”), and $8.215 billion of total TWC shareholders’ equity. As of December 31, 2008, the Company had $17.728 billion of debt, $5.449 billion of cash and equivalents (net debt of $12.279 billion), $300 million of TW NY Cable Preferred Membership Units and $17.164 billion of total TWC shareholders’ equity.
     The following table shows the significant items contributing to the increase in net debt from December 31, 2008 to September 30, 2009 (in millions):

Balance as of December 31, 2008	$12,279
Payment of the Special Dividend	10,856
Cash provided by operating activities	(3,805)
Capital expenditures	2,287
All other, net	45

Balance as of September 30, 2009	$21,662

TIME WARNER CABLE INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS
OF OPERATIONS AND FINANCIAL CONDITION—(Continued)
     As discussed in “Overview—Recent Developments—2009 Bond Offerings and Termination of Lending Commitments,” the Shelf Registration Statement on file with the SEC allows TWC to offer and sell from time to time senior and subordinated debt securities and debt warrants.
     The Company invests its cash and equivalents in a combination of money market, government and treasury funds, as well as bank certificates of deposit, in accordance with the Company’s investment policy of diversifying its investments and limiting the amount of its investments in a single entity or fund. Consistent with the foregoing, the Company invested a portion of the net cash proceeds of the June 2008 Bond Offering in The Reserve Fund’s Primary Fund (“The Reserve Fund”). On the morning of September 15, 2008, the Company requested a full redemption of its $490 million investment in The Reserve Fund, but the redemption request was not honored. On September 22, 2008, The Reserve Fund announced that redemptions of shares were suspended pursuant to an SEC order requested by The Reserve Fund so that an orderly liquidation could be effected. Through September 30, 2009, the Company received $441 million from The Reserve Fund representing its pro rata share of partial distributions made by The Reserve Fund. The Company believes that it is legally entitled to a return of its entire investment in The Reserve Fund. However, during the first quarter of 2009, The Reserve Fund announced that it was establishing a $3.5 billion special reserve for legal and other costs that would not be distributed to investors until all claims are resolved. As a result, the Company recorded a $10 million impairment of its investment in The Reserve Fund during the first quarter of 2009, which is included in other income (expense), net, in the accompanying consolidated statement of operations. The $39 million net receivable from The Reserve Fund as of September 30, 2009 is classified as prepaid expenses and other current assets in the accompanying consolidated balance sheet. On October 2, 2009, the Company received an additional $10 million from The Reserve Fund reducing its remaining net receivable to $29 million.
     On April 3, 2009, the Company filed suit in the New York State Supreme Court against The Reserve Fund alleging, among other things, that The Reserve Fund has breached its contractual obligations to the Company and seeking full payment of the amount of its outstanding obligation with interest. This case has been removed to federal district court in New York. On May 5, 2009, the SEC filed an Order to Show Cause with the federal district court in New York seeking to enjoin The Reserve Fund’s plan of distribution, and to compel a pro rata distribution of The Reserve Fund’s assets.
Cash Flows
     Cash and equivalents decreased $4.943 billion and increased $2.858 billion for the nine months ended September 30, 2009 and 2008, respectively. Components of these changes are discussed below in more detail.
Operating Activities
     Details of cash provided by operating activities are as follows (in millions):

	Nine Months Ended
	September 30,
	2009	2008
Operating Income before Depreciation and Amortization	$4,714	$4,481
Loss (gain) on sale of cable systems	(2)	45
Noncash equity-based compensation	77	64
Net interest payments(a)	(909)	(544)
Pension plan contributions(b)	(129)	(176)
Net income taxes paid(c)	(27)	(30)
Restructuring accruals (payments), net	13	(3)
All other, net, including working capital changes	68	27

Cash provided by operating activities	$3,805	$3,864

(a)	Amounts include interest income received of $7 million and $31 million for the nine months ended September 30, 2009 and 2008, respectively.
(b)	Amounts represent contributions to the Company’s funded and unfunded defined benefit pension plans.
(c)	Amounts include income tax refunds received of $52 million and $3 million for the nine months ended September 30, 2009 and 2008, respectively.

TIME WARNER CABLE INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS
OF OPERATIONS AND FINANCIAL CONDITION—(Continued)
     Cash provided by operating activities decreased from $3.864 billion for the nine months ended September 30, 2008 to $3.805 billion for the nine months ended September 30, 2009. This decrease was primarily related to an increase in net interest payments, partially offset by an increase in Operating Income before Depreciation and Amortization (as previously discussed), the decrease in pension plan contributions and the change in working capital requirements. The increase in net interest payments resulted from higher average debt outstanding during 2009, as well as the timing of interest payments.
     Net income taxes paid during the nine months ended September 30, 2009 benefited from reimbursements from Time Warner in accordance with a tax sharing arrangement between TWC and Time Warner, as well as the impact of the accelerated depreciation deductions provided by the American Recovery and Reinvestment Act of 2009, partially offset by the reversal of a portion of similar benefits received in 2008 from the Economic Stimulus Act of 2008. These Acts provide for a first year bonus depreciation deduction of 50% of the cost of the Company’s qualified capital expenditures for the year, and the net benefit is expected to continue during the fourth quarter of 2009.
     As a result of the 2009 Bond Offerings, the Company expects that its net interest payments will increase significantly during the fourth quarter of 2009 as compared to 2008.
     The Company contributed $120 million to its funded defined benefit pension plans during the nine months ended September 30, 2009 and anticipates making additional discretionary contributions of at least $30 million during the fourth quarter. The Company may make greater contributions to its defined benefit pension plans during the fourth quarter depending on the funded status of the plans and liquidity considerations.
Investing Activities
     Details of cash used by investing activities are as follows (in millions):

	Nine Months Ended
	September 30,
	2009	2008
Investments and acquisitions, net of cash acquired and distributions received:
The Reserve Fund(a)	$54	$(490)
SpectrumCo(b)	(27)	(3)
All other	(21)	(32)
Capital expenditures	(2,287)	(2,582)
Other investing activities	9	12

Cash used by investing activities	$(2,272)	$(3,095)

(a)
2008 amount reflects the classification of the Company’s investment in The Reserve Fund as prepaid expenses and other current assets on the Company’s consolidated balance sheet as a result of the status of the Company’s investment. 2009 amount reflects the receipt of the Company’s pro rata share of partial distributions made by The Reserve Fund during 2009. See “—Current Financial Condition” for additional discussion of the Company’s investment in The Reserve Fund.

(b)
2009 amount includes a January 2009 contribution of $22 million to SpectrumCo LLC (“SpectrumCo”) to fund the Company’s share of a $70 million payment to Cox Communications, Inc. (“Cox”) to redeem a 10.9% interest in SpectrumCo held by an affiliate of Cox. Cox also received advanced wireless spectrum (“AWS”) licenses, principally covering areas in which Cox has cable services. Following the closing of the Cox transaction, SpectrumCo’s licenses cover 20 MHz of AWS in over 80% of the continental United States and Hawaii.

     Cash used by investing activities decreased from $3.095 billion for the nine months ended September 30, 2008 to $2.272 billion for the nine months ended September 30, 2009. This decrease was principally due to the change in investments and acquisitions, net, and a decrease in capital expenditures. The Company expects that capital expenditures will be less than $3.3 billion for the full year of 2009.

TIME WARNER CABLE INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS
OF OPERATIONS AND FINANCIAL CONDITION—(Continued)
     TWC’s capital expenditures included the following major categories (in millions):

	Nine Months Ended
	September 30,
	2009	2008
Customer premise equipment(a)	$951	$1,257
Scalable infrastructure(b)	530	415
Line extensions(c)	215	253
Upgrades/rebuilds(d)	125	233
Support capital(e)	466	424

Total capital expenditures	$2,287	$2,582

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

(e)
Amounts represent all other capital purchases required to run day-to-day operations. These costs typically include vehicles, land and buildings, computer hardware/software, office equipment, furniture and fixtures, tools and test equipment. Amounts include capitalized software costs of $123 million and $137 million for the nine months ended September 30, 2009 and 2008, respectively.

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
Financing Activities
     Details of cash provided (used) by financing activities are as follows (in millions):

	Nine Months Ended
	September 30,
	2009	2008
Borrowings (repayments), net(a)	$2,215	$(207)
Borrowings	10,071	5,203
Repayments	(7,877)	(2,817)
Debt issuance costs	(26)	(87)
Payment of Special Dividend	(10,856)	—
Other financing activities	(3)	(3)

Cash provided (used) by financing activities	$(6,476)	$2,089

(a)	Borrowings (repayments), net, reflects borrowings under the Company’s commercial paper program with original maturities of three months or less, net of repayments of such borrowings.

TIME WARNER CABLE INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS
OF OPERATIONS AND FINANCIAL CONDITION—(Continued)
     Cash provided by financing activities was $2.089 billion for the nine months ended September 30, 2008 compared to cash used by financing activities of $6.476 billion for the nine months ended September 30, 2009. Cash used by financing activities for the nine months ended September 30, 2009 primarily included the payment of the Special Dividend, partially offset by the net proceeds of the 2009 Bond Offerings. Cash provided by financing activities for the nine months ended September 30, 2008 primarily included net proceeds from the June 2008 Bond Offering, partially offset by repayments under the Revolving Credit Facility and commercial paper program, repayment of TWE’s 7.25% debentures due September 1, 2008 (aggregate principal amount of $600 million), and debt issuance costs relating to the June 2008 Bond Offering and the 2008 Bridge Facility.
Free Cash Flow
     Reconciliation of Cash provided by operating activities to Free Cash Flow. The following table reconciles Cash provided by operating activities to Free Cash Flow (in millions):

	Nine Months Ended
	September 30,
	2009	2008
Cash provided by operating activities	$3,805	$3,864
Capital expenditures	(2,287)	(2,582)
Cash paid for other intangible assets	(17)	(25)
Partnership distributions and principal payments on capital leases	(5)	(3)

Free Cash Flow	$1,496	$1,254

     Free Cash Flow increased from $1.254 billion for the nine months ended September 30, 2008 to $1.496 billion for the nine months ended September 30, 2009, primarily as a result of a decrease in capital expenditures, partially offset by a decrease in cash provided by operating activities, as discussed above.
Outstanding Debt and Mandatorily Redeemable Preferred Equity and Available Financial Capacity
     Debt and mandatorily redeemable preferred equity as of September 30, 2009 and December 31, 2008 were as follows:

	Interest Rate at			Outstanding Balance as of
	September 30,			September 30,	December 31,
	2009		Maturity	2009	2008
				(in millions)
Credit facilities and commercial paper program(a)(b)	0.559	%(c)	2011	$3,015	$3,045
TWE notes and debentures(d)	7.835	%(c)	2012-2033	2,705	2,714
TWC notes and debentures	6.721	%(e)	2012-2039	16,436	11,956
Capital leases and other(f)				12	13

Total debt				22,168	17,728
TW NY Cable Preferred Membership Units	8.210%		2013	300	300

Total debt and mandatorily redeemable preferred equity				$22,468	$18,028

(a)
TWC’s unused committed capacity was $4.023 billion as of September 30, 2009, reflecting $506 million in cash and equivalents and $3.517 billion of available borrowing capacity under the Revolving Credit Facility (which reflects a reduction of $142 million for outstanding letters of credit backed by the Revolving Credit Facility).

(b)	Outstanding balance amount as of September 30, 2009 excludes an unamortized discount on commercial paper of $1 million (none as of December 31, 2008).
(c)	Rate represents a weighted-average effective interest rate.
(d)
Outstanding balance amount as of September 30, 2009 and December 31, 2008 includes an unamortized fair value adjustment of $105 million and $114 million, respectively, which includes the fair value adjustment recognized as a result of the merger of America Online, Inc. (now known as AOL LLC) and Time Warner Inc. (now known as Historic TW Inc.).

(e)	Rate represents a weighted-average effective interest rate and includes the effects of derivative financial instruments.
(f)	Amount includes $1 million of debt due within one year as of December 31, 2008 (none as of September 30, 2009), which primarily relates to capital lease obligations.
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
MARKET RISK MANAGEMENT
     Market risk is the potential gain/loss arising from changes in market rates and prices, such as interest rates. During 2009, the Company entered into interest rate swap contracts to increase the Company’s percentage of variable-rate debt. The Company is subject to market risk with respect to its fixed-rate debt for the portion that is not covered by an interest rate swap agreement ($16.905 billion as of September 30, 2009). Refer to the June 2009 Form 8-K for a discussion of additional market risks applicable to the Company.
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
     The following table summarizes the terms of the Company’s existing fixed to variable interest rate swaps as of September 30, 2009:

Maturities	2012-2014
Notional amount (in millions)	$2,200
Average pay rate (variable based on LIBOR plus variable margins)	4.00%
Average receive rate (fixed)	6.36%
Estimated fair value (in millions)	$36
     The notional amounts of interest rate instruments, as presented in the above table, are used to measure interest to be paid or received and do not represent the amount of exposure to credit loss. The estimated fair value approximates the proceeds (costs) to settle the outstanding contracts. While interest rate swaps represent an integral part of the Company’s interest rate risk management program, their incremental effect on interest expense for the three and nine months ended September 30, 2009 was not significant.
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
     Further, lower than expected valuations associated with the Company’s cash flows and revenues may result in the Company’s inability to realize the value of recorded intangibles and goodwill. Additionally, achieving the Company’s financial objectives could be adversely affected by the factors discussed in detail in Item 1A, “Risk Factors,” in the 2008 Form 10-K, as well as:
•	a longer than anticipated continuation of the current economic slowdown or further deterioration in the economy;

•	any reduction in the Company’s ability to access the capital markets for debt securities or bank financings;

•	the impact of terrorist acts and hostilities;

•	changes in the Company’s plans, strategies and intentions;

•	the impacts of significant acquisitions, dispositions and other similar transactions; and

•	the failure to meet earnings expectations.

TIME WARNER CABLE INC.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
AND ITEM 4. CONTROLS AND PROCEDURES
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
     See “Market Risk Management” in “Management’s Discussion and Analysis of Results of Operations and Financial Condition.”
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
Changes in Internal Control Over Financial Reporting
     There have not been any changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

TIME WARNER CABLE INC.
CONSOLIDATED BALANCE SHEET
(Unaudited)

	September 30,	December 31,
	2009	2008
		(recast)
	(in millions)
ASSETS
Current assets:
Cash and equivalents	$506	$5,449
Receivables, less allowances of $108 million and $90 million as of September 30, 2009 and December 31, 2008, respectively	646	692
Receivables from affiliated parties	—	161
Deferred income tax assets	132	156
Prepaid expenses and other current assets	277	201

Total current assets	1,561	6,659
Investments	901	895
Property, plant and equipment, net	13,543	13,537
Intangible assets subject to amortization, net	332	493
Intangible assets not subject to amortization	24,091	24,094
Goodwill	2,105	2,101
Other assets	153	110

Total assets	$42,686	$47,889

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$293	$546
Deferred revenue and subscriber-related liabilities	170	156
Payables to affiliated parties	46	209
Accrued programming expense	715	530
Other current liabilities	1,552	1,432

Total current liabilities	2,776	2,873
Long-term debt	22,168	17,727
Mandatorily redeemable preferred equity membership units issued by a subsidiary	300	300
Deferred income tax liabilities, net	8,645	8,193
Other liabilities	578	522
Commitments and contingencies (Note 9)
TWC shareholders’ equity:
Class A common stock, $0.01 par value, 0 shares and 300.7 million shares issued and outstanding as of September 30, 2009 and December 31, 2008, respectively	—	3
Class B common stock, $0.01 par value, 0 shares and 25.0 million shares issued and outstanding as of September 30, 2009 and December 31, 2008, respectively	—	—
Common stock, $0.01 par value, 352.4 million shares and 0 shares issued and outstanding as of September 30, 2009 and December 31, 2008, respectively	4	—
Paid-in capital	9,794	19,514
Accumulated other comprehensive loss, net	(448)	(467)
Accumulated deficit	(1,135)	(1,886)

Total TWC shareholders’ equity	8,215	17,164
Noncontrolling interests	4	1,110

Total equity	8,219	18,274

Total liabilities and equity	$42,686	$47,889

See accompanying notes.

TIME WARNER CABLE INC.
CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
		(recast)		(recast)
	(in millions, except per share data)
Revenues:
Subscription:
Video	$2,698	$2,639	$8,071	$7,878
High-speed data	1,138	1,056	3,362	3,082
Voice	480	421	1,402	1,184

Total Subscription	4,316	4,116	12,835	12,144
Advertising	182	224	501	654

Total revenues	4,498	4,340	13,336	12,798
Costs and expenses:
Costs of revenues(a)	2,163	2,072	6,423	6,097
Selling, general and administrative(a)	716	706	2,137	2,161
Depreciation	713	700	2,105	2,123
Amortization	64	66	183	196
Restructuring costs	14	8	64	14
(Gain) loss on sale of cable systems	—	—	(2)	45

Total costs and expenses	3,670	3,552	10,910	10,636

Operating Income	828	788	2,426	2,162
Interest expense, net	(348)	(229)	(974)	(647)
Other income (expense), net	(19)	2	(83)	(1)

Income before income taxes	461	561	1,369	1,514
Income tax provision	(193)	(226)	(600)	(608)

Net income	268	335	769	906
Less: Net income attributable to noncontrolling interests	—	(34)	(21)	(86)

Net income attributable to TWC	$268	$301	$748	$820

Net income attributable to TWC per common share:
Basic	$0.76	$0.92	$2.15	$2.52

Diluted	$0.76	$0.92	$2.14	$2.52

Average common shares outstanding:
Basic	352.4	325.7	347.9	325.6

Diluted	354.5	326.1	348.9	325.9

Special cash dividend declared and paid per share of common stock	$—	$—	$30.81	$—

(a)	Costs of revenues and selling, general and administrative expenses exclude depreciation.
See accompanying notes.

TIME WARNER CABLE INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	September 30,
	2009	2008
		(recast)
	(in millions)
OPERATING ACTIVITIES
Net income	$769	$906
Adjustments for noncash and nonoperating items:
Depreciation and amortization	2,288	2,319
Pretax (gain) loss on asset sales	(2)	36
Loss from equity investments, net of cash distributions	42	4
Deferred income taxes	458	659
Equity-based compensation	77	64
Changes in operating assets and liabilities, net of acquisitions:
Receivables	47	6
Accounts payable and other liabilities	136	(47)
Other changes	(10)	(83)

Cash provided by operating activities	3,805	3,864

INVESTING ACTIVITIES
Investments and acquisitions, net of cash acquired and distributions received	6	(525)
Capital expenditures	(2,287)	(2,582)
Proceeds from asset sales	9	12

Cash used by investing activities	(2,272)	(3,095)

FINANCING ACTIVITIES
Borrowings (repayments), net(a)	2,215	(207)
Borrowings(b)	10,071	5,203
Repayments(b)	(7,877)	(2,817)
Debt issuance costs	(26)	(87)
Payment of special cash dividend	(10,856)	—
Other financing activities	(3)	(3)

Cash provided (used) by financing activities	(6,476)	2,089

Increase (decrease) in cash and equivalents	(4,943)	2,858
Cash and equivalents at beginning of period	5,449	232

Cash and equivalents at end of period	$506	$3,090

(a)	Borrowings (repayments), net, reflects borrowings under TWC’s commercial paper program with original maturities of three months or less, net of repayments of such borrowings.
(b)	Amounts represent borrowings and repayments related to debt instruments with original maturities greater than three months.
See accompanying notes.

TIME WARNER CABLE INC.
CONSOLIDATED STATEMENT OF EQUITY
(Unaudited)

	Nine Months Ended September 30, 2009			Nine Months Ended September 30, 2008
	TWC			TWC
	Shareholders’	Noncontrolling	Total	Shareholders’	Noncontrolling	Total
	Equity	Interests	Equity	Equity	Interests	Equity
	(in millions)			(recast, in millions)
BALANCE AT BEGINNING OF PERIOD	$17,164	$1,110	$18,274	$24,706	$1,724	$26,430
Net income	748	21	769	820	86	906
Other comprehensive income (loss)(a)	19	—	19	(3)	—	(3)

Comprehensive income	767	21	788	817	86	903
Equity-based compensation	75	2	77	60	4	64
Redemption of Historic TW’s interest in TW NY	1,128	(1,128)	—	—	—	—
Special cash dividend ($30.81 per common share)	(10,856)	—	(10,856)	—	—	—
Retained distribution related to unvested restricted stock units	(46)	—	(46)	—	—	—
Impact of adopting new accounting pronouncements(b)	—	—	—	(1)	—	(1)
Other changes	(17)	(1)	(18)	7	(3)	4

BALANCE AT END OF PERIOD	$8,215	$4	$8,219	$25,589	$1,811	$27,400

(a)	The amounts primarily relate to changes in underfunded/unfunded pension benefit obligations.
(b)
The amount for the nine months ended September 30, 2008 relates to the impact of adopting authoritative guidance issued by the Financial Accounting Standards Board relating to accounting for collateral assignment split-dollar life insurance arrangements.

See accompanying notes.

TIME WARNER CABLE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1.   DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION
Description of Business
     Time Warner Cable Inc. (together with its subsidiaries, “TWC” or the “Company”) is the second-largest cable operator in the U.S., with technologically advanced, well-clustered systems located mainly in five geographic areas – New York State (including New York City), the Carolinas, Ohio, southern California (including Los Angeles) and Texas. As of September 30, 2009, TWC served approximately 14.6 million residential and commercial customers who subscribed to one or more of its video, high-speed data and voice services, which totaled approximately 26.3 million primary service units and approximately 35.1 million revenue generating units.
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
     TWC principally offers three services – video, high-speed data and voice – over its broadband cable systems. TWC markets its services separately and in “bundled” packages of multiple services and features. As of September 30, 2009, 56% of TWC’s customers subscribed to two or more of its primary services, including 23% of its customers who subscribed to all three primary services. In addition to its residential services, TWC offers commercial customers video, high-speed data, voice and networking and transport services. In addition, TWC sells advertising to a variety of national, regional and local advertising customers.
     Video is TWC’s largest service in terms of revenues generated and, as of September 30, 2009, TWC had approximately 13.0 million video subscribers, of which approximately 8.8 million received video service via digital transmissions.
     As of September 30, 2009, TWC had approximately 8.9 million residential high-speed data subscribers. TWC also offers commercial high-speed data services and had 293,000 commercial high-speed data subscribers as of September 30, 2009.
     As of September 30, 2009, TWC had approximately 4.1 million residential Digital Phone subscribers. TWC also offers its commercial Digital Phone service, Business Class Phone, in nearly all of its operating areas and had 58,000 commercial Digital Phone subscribers as of September 30, 2009.
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
     Noncontrolling Interests. As discussed more fully in Note 2, TWC adopted authoritative guidance issued by the Financial Accounting Standards Board (“FASB”) that establishes accounting and reporting standards for a noncontrolling interest in a subsidiary, including the accounting treatment upon the deconsolidation of a subsidiary. As required by this guidance, the Company has recast the presentation of noncontrolling interests in the prior year financial statements so that they are comparable to those of 2009.

TIME WARNER CABLE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
Basis of Consolidation
     The consolidated financial statements include 100% of the assets, liabilities, revenues, expenses and cash flows of TWC and all entities in which TWC has a controlling voting interest. The consolidated financial statements include the results of Time Warner Entertainment-Advance/Newhouse Partnership (“TWE-A/N”) only for the TWE-A/N systems that are controlled by TWC and for which TWC holds an economic interest. Prior to TWC’s separation from Time Warner on March 12, 2009, the consolidated financial statements also include allocations of certain Time Warner corporate costs deemed reasonable by management to present the Company’s consolidated financial position, results of operations, cash flows and changes in equity on a stand-alone basis. The Time Warner corporate costs include specified administrative services, including selected tax, human resources, legal, information technology, treasury, financial, public policy and corporate and investor relations services, and approximate Time Warner’s estimated cost for services rendered. Intercompany accounts and transactions between consolidated companies have been eliminated in consolidation.
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
Reclassifications
     Certain reclassifications have been made to the prior year financial information to conform to the September 30, 2009 presentation.
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

TIME WARNER CABLE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
Net Income Attributable to TWC per Common Share
     Net income attributable to TWC per basic common share is computed by dividing net income attributable to TWC by the weighted average of common shares outstanding during the period. For the nine months ended September 30, 2008, weighted-average common shares include shares of Class A common stock and Class B common stock. Net income attributable to TWC per diluted common share adjusts net income attributable to TWC per basic common share for the effects of stock options and restricted stock units only in the periods in which such effect is dilutive. Set forth below is a reconciliation of net income attributable to TWC per basic and diluted common share (in millions, except per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
		(recast)		(recast)
Net income attributable to TWC	$268	$301	$748	$820

Average common shares outstanding—basic	352.4	325.7	347.9	325.6
Dilutive effect of equity awards	2.1	0.4	1.0	0.3

Average common shares outstanding—diluted	354.5	326.1	348.9	325.9

Net income attributable to TWC per common share:
Basic	$0.76	$0.92	$2.15	$2.52

Diluted	$0.76	$0.92	$2.14	$2.52

Investment in The Reserve Fund
     The Company invests its cash and equivalents in a combination of money market, government and treasury funds, as well as bank certificates of deposit, in accordance with the Company’s investment policy of diversifying its investments and limiting the amount of its investments in a single entity or fund. Consistent with the foregoing, the Company invested a portion of the net cash proceeds of its June 2008 public bond offering in The Reserve Fund’s Primary Fund (“The Reserve Fund”). On the morning of September 15, 2008, the Company requested a full redemption of its $490 million investment in The Reserve Fund, but the redemption request was not honored. On September 22, 2008, The Reserve Fund announced that redemptions of shares were suspended pursuant to an SEC order requested by The Reserve Fund so that an orderly liquidation could be effected. Through September 30, 2009, the Company received $441 million from The Reserve Fund representing its pro rata share of partial distributions made by The Reserve Fund. The Company believes that it is legally entitled to a return of its entire investment in The Reserve Fund. However, during the first quarter of 2009, The Reserve Fund announced that it was establishing a $3.5 billion special reserve for legal and other costs that would not be distributed to investors until all claims are resolved. As a result, the Company recorded a $10 million impairment of its investment in The Reserve Fund during the first quarter of 2009, which is included in other income (expense), net, in the consolidated statement of operations. The $39 million net receivable from The Reserve Fund as of September 30, 2009 is classified as prepaid expenses and other current assets in the consolidated balance sheet. On October 2, 2009, the Company received an additional $10 million from The Reserve Fund reducing its remaining net receivable to $29 million.
     On April 3, 2009, the Company filed suit in the New York State Supreme Court against The Reserve Fund alleging, among other things, that The Reserve Fund has breached its contractual obligations to the Company and seeking full payment of the amount of its outstanding obligation with interest. This case has been removed to federal district court in New York. On May 5, 2009, the SEC filed an Order to Show Cause with the federal district court in New York seeking to enjoin The Reserve Fund’s plan of distribution, and to compel a pro rata distribution of The Reserve Fund’s assets.
Subsequent Events
     The Company has considered subsequent events through November 5, 2009, the date of issuance, in preparing the consolidated financial statements and notes thereto.

TIME WARNER CABLE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
2.   RECENT ACCOUNTING STANDARDS
Accounting Standards Adopted in 2009
Noncontrolling Interests
     In December 2007, the FASB issued authoritative guidance that establishes accounting and reporting standards for a noncontrolling interest in a subsidiary, including the accounting treatment upon the deconsolidation of a subsidiary. This guidance became effective for TWC on January 1, 2009 and has been applied prospectively, except for the provisions related to the presentation of noncontrolling interests, which have been applied retrospectively for all periods presented. During the first quarter of 2009, noncontrolling interests of $1.110 billion as of December 31, 2008 were reclassified to a component of total equity as reflected in the consolidated balance sheet. For the three and nine months ended September 30, 2008, minority interest expense of $57 million and $144 million, respectively ($34 million and $86 million, respectively, net of tax), is excluded from net income in the consolidated statement of operations. Net income attributable to TWC per common share for prior periods is not impacted.
Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities
     In June 2008, the FASB issued authoritative guidance that requires share-based compensation awards that qualify as participating securities to be included in basic earnings per share using the two-class method. Under this guidance, all outstanding unvested share-based payment awards that contain rights to nonforfeitable dividends or dividend equivalents are considered participating securities. This guidance became effective for TWC on January 1, 2009 and is being applied retrospectively to all prior-period earnings per share computations. The adoption of this guidance did not impact net income attributable to TWC per common share for prior periods and is not expected to have an impact on future periods until such time as TWC declares a regular quarterly dividend.
Business Combinations
     In December 2007, the FASB issued authoritative guidance that establishes principles and requirements for how an acquirer in a business combination (i) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree, (ii) recognizes and measures goodwill acquired in a business combination or a gain from a bargain purchase, and (iii) determines what information to disclose to enable users of financial statements to evaluate the nature and financial effects of the business combination. In addition, this guidance requires that changes in the amount of acquired tax attributes be included in the Company’s results of operations. This guidance became effective for TWC on January 1, 2009. This guidance will be applied to business combinations that have an acquisition date on or after January 1, 2009 and is being applied to deferred tax asset valuation allowances and liabilities for income tax uncertainties recognized in prior business combinations. The adoption of this guidance has not impacted the Company’s consolidated financial statements for prior periods; however, the Company’s consolidated financial statements may be impacted to the extent the Company acquires entities in a purchase business combination in the future.
Interim Disclosures about Fair Value of Financial Instruments
     In April 2009, the FASB issued authoritative guidance that requires disclosures about fair value of financial instruments to be included in interim financial statements as well as in annual financial statements. This guidance became effective for TWC on April 1, 2009, is being applied prospectively beginning in the second quarter of 2009 and did not have a material impact on the Company’s consolidated financial statements. Refer to Note 5 for further discussion.
Subsequent Events
     In May 2009, the FASB issued authoritative guidance related to the accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued. This guidance requires the Company to disclose the date through which subsequent events have been evaluated, as well as whether that date is the date the consolidated financial statements were issued or the date the consolidated financial statements were available to be issued. This guidance became effective for TWC on April 1, 2009, is being applied prospectively beginning in the second quarter of 2009 and did not have a material impact on the Company’s consolidated financial statements.

TIME WARNER CABLE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
Accounting Standards Not Yet Adopted
Consolidation of Variable Interest Entities
     In June 2009, the FASB issued authoritative guidance that requires an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity. This analysis identifies the primary beneficiary of a variable interest entity as the enterprise that has both of the following characteristics, among others: (a) the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and (b) the obligation to absorb losses of the entity, or the right to receive benefits from the entity, that could potentially be significant to the variable interest entity. Under this guidance, ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity are required. This guidance will be effective for TWC on January 1, 2010 and is not expected to have a material impact on the Company’s consolidated financial statements.
Accounting for Revenue Arrangements with Multiple Deliverables
     In September 2009, the FASB issued authoritative guidance that provides for a new methodology for establishing the fair value for a deliverable in a multiple-element arrangement. When vendor specific objective or third-party evidence for deliverables in a multiple-element arrangement cannot be determined, TWC will be required to develop a best estimate of the selling price of separate deliverables and to allocate the arrangement consideration using the relative selling price method. This guidance will be effective for TWC on January 1, 2011 and is not expected to have a material impact on the Company’s consolidated financial statements.
Software Revenue Recognition
     In September 2009, the FASB issued authoritative guidance that provides for a new methodology for recognizing revenue for tangible products that are bundled with software products. Under the new guidance, tangible products that are bundled together with software components that are essential to the functionality of the tangible product will no longer be accounted for under the software revenue recognition accounting guidance. This guidance will be effective for TWC on January 1, 2011 and is not expected to have a material impact on the Company’s consolidated financial statements.
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

TIME WARNER CABLE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
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
4.   DEBT AND MANDATORILY REDEEMABLE PREFERRED EQUITY
     Debt and mandatorily redeemable preferred equity as of September 30, 2009 and December 31, 2008 were as follows:

	Interest Rate at		Outstanding Balance as of
	September 30,		September 30,	December 31,
	2009	Maturity	2009	2008
			(in millions)
Credit facilities and commercial paper program(a)(b)	0.559%(c)	2011	$3,015	$3,045
TWE notes and debentures(d)	7.835%(c)	2012-2033	2,705	2,714
TWC notes and debentures	6.721%(e)	2012-2039	16,436	11,956
Capital leases and other(f)			12	13

Total debt			22,168	17,728
TW NY Cable Preferred Membership Units	8.210%	2013	300	300

Total debt and mandatorily redeemable preferred equity			$22,468	$18,028

(a)
TWC’s unused committed capacity was $4.023 billion as of September 30, 2009, reflecting $506 million in cash and equivalents and $3.517 billion of available borrowing capacity under the Revolving Credit Facility (which reflects a reduction of $142 million for outstanding letters of credit backed by the Revolving Credit Facility).

(b)	Outstanding balance amount as of September 30, 2009 excludes an unamortized discount on commercial paper of $1 million (none as of December 31, 2008).
(c)	Rate represents a weighted-average effective interest rate.
(d)
Outstanding balance amount as of September 30, 2009 and December 31, 2008 includes an unamortized fair value adjustment of $105 million and $114 million, respectively, which includes the fair value adjustment recognized as a result of the merger of America Online, Inc. (now known as AOL LLC) and Time Warner Inc. (now known as Historic TW Inc.).

(e)	Rate represents a weighted-average effective interest rate and includes the effects of derivative financial instruments.
(f)	Amount includes $1 million of debt due within one year as of December 31, 2008 (none as of September 30, 2009), which primarily relates to capital lease obligations.
     Refer to the June 2009 Form 8-K for further details regarding the Company’s outstanding debt and mandatorily redeemable preferred equity and other financing arrangements, including certain information about maturities, covenants, rating triggers and bank credit agreement leverage ratios relating to such debt and financing arrangements.
2009 Bond Offerings and Termination of Lending Commitments
     On March 26, 2009, TWC issued $3.0 billion in aggregate principal amount of senior unsecured notes (the “March 2009 Bond Offering”) and, on June 29, 2009, TWC issued $1.5 billion in aggregate principal amount of senior unsecured debentures (the “June 2009 Bond Offering” and, together with the March 2009 Bond Offering, the “2009 Bond Offerings”) under a shelf registration statement on Form S-3 filed during 2008 with the SEC that allows TWC to offer and sell from time to time senior and subordinated debt securities and debt warrants. The March 2009 Bond Offering consisted of $1.0 billion principal amount of 7.50% notes due 2014 (the “2014 Notes”) and $2.0 billion principal amount of 8.25% notes due 2019 (the “2019 Notes” and, together with the 2014 Notes, the “March 2009 Debt Securities”). The June 2009 Bond Offering consisted of $1.5 billion principal amount of 6.75% debentures due 2039 (the “2039 Debentures” or the “June 2009 Debt Securities” and, together with the March 2009 Debt Securities, the “2009 Debt Securities”). The 2009 Debt Securities are guaranteed by TWE and TW NY (the “Guarantors”). The Company used $1.934 billion of the net proceeds from the March 2009 Bond Offering to repay all of the borrowings outstanding under the 2008 Bridge Facility, as well as accrued interest and commitment fees, and used the remaining net proceeds to repay a portion of the borrowings

TIME WARNER CABLE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
outstanding under the Revolving Credit Facility. The Company used the net proceeds of $1.444 billion from the June 2009 Bond Offering to repay a portion of the outstanding indebtedness under its five-year term loan facility.
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
     The 2014 Notes mature on April 1, 2014, the 2019 Notes mature on April 1, 2019 and the 2039 Debentures mature on June 15, 2039. Interest on the 2014 Notes and the 2019 Notes is payable semi-annually in arrears on April 1 and October 1 of each year, beginning on October 1, 2009. Interest on the 2039 Debentures is payable semi-annually in arrears on June 15 and December 15 of each year, beginning on December 15, 2009. The 2009 Debt Securities are unsecured senior obligations of the Company and rank equally with its other unsecured and unsubordinated obligations. The guarantees of the 2009 Debt Securities are unsecured senior obligations of the Guarantors and rank equally in right of payment with all other unsecured and unsubordinated obligations of the Guarantors.
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
Debt Issuance Costs
     For the nine months ended September 30, 2009, the Company capitalized debt issuance costs of $26 million in connection with the 2009 Bond Offerings. For the nine months ended September 30, 2008, the Company capitalized debt issuance costs of $87 million in connection with the 2008 Bridge Facility and the issuance of $5.0 billion in aggregate principal amount of senior unsecured notes and debentures on June 19, 2008 (the “June 2008 Bond Offering”). These capitalized costs are amortized over the terms of the related debt instruments and are included as a component of interest expense, net, in the consolidated statement of operations. For the nine months ended September 30, 2009 and 2008, the

TIME WARNER CABLE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
Company expensed Separation-related debt issuance costs of $13 million and $33 million, respectively, which are included as a component of interest expense, net, in the consolidated statement of operations. The Separation-related debt issuance costs expensed in 2009 primarily relate to the portion of the upfront loan fees for the 2008 Bridge Facility that was expensed due to the repayment of all borrowings outstanding under, and the resulting termination of, such facility with a portion of the net proceeds of the March 2009 Bond Offering. The Separation-related debt issuance costs expensed in 2008 primarily relate to the reduction of the commitments under the 2008 Bridge Facility as a result of the June 2008 Bond Offering.
Fair Value of Debt
     Based on the level of interest rates prevailing at September 30, 2009 and December 31, 2008, the fair value of TWC’s fixed-rate debt and the TW NY Cable Preferred Membership Units exceeded the carrying value by $2.494 billion as of September 30, 2009 and the carrying value exceeded the fair value by $383 million as of December 31, 2008. Unrealized gains or losses on debt do not result in the realization or expenditure of cash and are not recognized for financial reporting purposes unless the debt is retired prior to its maturity.
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
     The following table summarizes the terms of the Company’s existing fixed to variable interest rate swaps as of September 30, 2009:

Maturities	2012-2014
Notional amount (in millions)	$2,200
Average pay rate (variable based on LIBOR plus variable margins)	4.00%
Average receive rate (fixed)	6.36%
Estimated fair value (in millions)	$36
     The notional amounts of interest rate instruments, as presented in the above table, are used to measure interest to be paid or received and do not represent the amount of exposure to credit loss. The estimated fair value approximates the proceeds (costs) to settle the outstanding contracts. While interest rate swaps represent an integral part of the Company’s interest rate risk management program, their incremental effect on interest expense for the three and nine months ended September 30, 2009 was not significant.
5.   DERIVATIVE FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS
Derivative Financial Instruments
     The Company recognizes all derivative financial instruments in the consolidated balance sheet as either assets or liabilities at fair value. Derivative financial instruments are specifically designated, if certain conditions are met, as (a) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment (a “fair value hedge”) or (b) a hedge of the exposure to variable cash flows of a forecasted transaction or a hedge of the foreign currency exposure of a forecasted transaction denominated in a foreign currency (a “cash flow hedge”). For a derivative financial instrument designated as a fair value hedge, the gain or loss is recognized in earnings in the period of change together with the offsetting loss or gain on the hedged item attributable to the risk being hedged. As a result, the consolidated statement of operations includes the impact of changes in the fair value of both the derivative and the hedged item, which reflects in earnings the extent to which the hedge is ineffective in achieving offsetting changes in fair value. For a derivative financial instrument designated as a cash flow hedge, the effective portion of the derivative’s gain or loss is initially reported in equity as a component of accumulated other comprehensive income (loss) (“accumulated OCI”) and subsequently reclassified into earnings when the forecasted transaction affects earnings. The ineffective portion of the gain

TIME WARNER CABLE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
or loss is reported in earnings immediately. For a derivative financial instrument not designated as a hedging instrument, the gain or loss is recognized in earnings in the period of change.
     The Company uses derivative financial instruments primarily to manage the risks associated with fluctuations in interest rates and foreign currency exchange rates. The Company has entered into the following derivative contracts, which have been designated as either fair value hedges or cash flow hedges, in order to hedge such risks:
     Interest rate swap contracts – Interest rate swap contracts are used to change the nature of outstanding debt (i.e., convert fixed-rate debt into variable-rate debt or convert variable-rate debt into fixed-rate debt). As of September 30, 2009, the Company had outstanding interest rate swap contracts that convert $2.2 billion of fixed-rate debt to variable-rate debt. Such contracts have been designated as fair value hedges.
     Interest rate lock contracts – Interest rate lock contracts are used to mitigate the risk to the Company from changes in interest rates during the period leading up to the issuance of fixed-rate debt. As of September 30, 2009, the Company did not have any outstanding interest rate lock contracts; however, contracts entered into previously by the Company have been designated as cash flow hedges.
     Foreign currency forward contracts – Foreign currency forward contracts are used to mitigate the risk to the Company from changes in foreign currency exchange rates. The Company currently has exposure to changes in U.S. Dollar – Philippine peso exchange rates related to certain overseas call center operations. As of September 30, 2009, the Company had outstanding foreign currency forward contracts to buy Philippine pesos for $39 million. These contracts have been designated as cash flow hedges.
     In addition to the above derivative financial instruments that have been designated as either fair value hedges or cash flow hedges, the Company’s equity award reimbursement liability to Time Warner is accounted for as a derivative financial instrument not designated as a hedging instrument.
     The fair value and location of the assets and liabilities associated with the Company’s derivative financial instruments recorded in the consolidated balance sheet as of September 30, 2009 and December 31, 2008 were as follows (in millions):

	Asset			Liability
		Fair Value as of			Fair Value as of
	Balance Sheet	September 30,	December 31,	Balance Sheet	September 30,	December 31,
	Location	2009	2008	Location	2009	2008
Derivatives designated as hedging instruments:
Interest rate swap contracts	Other assets	$36	$—	Long-term debt	$36	$—
Foreign currency forward contracts	Other assets	—	—	Other current liabilities	3	7

Total derivatives designated as hedging instruments		36	—		39	7

Derivatives not designated as hedging instruments:
Equity award reimbursement obligation		—	—	Other current liabilities	29	—

Total derivatives not designated as hedging instruments		—	—		29	—

Total derivatives		$36	$—		$68	$7

Derivatives Designated as Fair Value Hedges
Interest Rate Swap Contracts
     During 2009, the Company entered into interest rate swap contracts to increase the Company’s variable-rate debt as a percentage of total debt. Such contracts impact the Company’s recognized interest expense by effectively converting the designated fixed-rate debt into variable-rate debt. Under the interest rate swap contracts, the Company is entitled to receive semi-annual fixed rates of interest ranging from 5.40% to 7.50% and is required to make semi-annual interest payments at variable rates based on one month LIBOR plus spreads ranging from 2.89% to 4.61%. These interest rate swaps are

TIME WARNER CABLE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
designated as hedges against changes in the fair value of certain identified fixed-rate debt instruments with maturities extending through 2014. The Company records the interest rate swaps at fair value in the consolidated balance sheet as assets and liabilities and adjusts the fixed-rate debt instruments for changes in fair value in an amount equal to changes in the fair value of the interest rate swap. During the three and nine months ended September 30, 2009, the Company recognized no gain or loss related to its interest rate swap contracts because the changes in the fair values of such instruments completely offset the changes in the fair values of the fixed-rate debt.
Derivatives Designated as Cash Flow Hedges
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

TIME WARNER CABLE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
     The effect of financial instruments designated as cash flow hedges on the consolidated statement of operations for the three and nine months ended September 30, 2009 and 2008 was as follows (in millions):

				Amount of
			Location of	Gain (Loss)			Amount of
	Amount of		Gain (Loss)	Reclassified from		Location of	Gain (Loss)
	Gain (Loss)		Reclassified from	Accumulated		Gain (Loss)	Recognized in
	Recognized in OCI		Accumulated	OCI into Income		Recognized in	Income
	(Effective Portion)		OCI into Income	(Effective Portion)		Income	(Ineffective Portion)
	2009	2008	(Effective Portion)	2009	2008	(Ineffective Portion)	2009	2008
Three Months Ended September 30:
Interest rate lock contracts	$—	$—	Interest expense, net	$—	$—	Interest expense, net	$—	$—
Foreign currency forward contracts	1	(2)	Costs of revenues	(1)	(1)	Costs of revenues	—	—
Foreign currency forward contracts	—	—	Other income (expense), net	—	—	Other income (expense), net	1	1

Total	$1	$(2)		$(1)	$(1)		$1	$1

Nine Months Ended September 30:
Interest rate lock contracts	$(1)	$(1)	Interest expense, net	$—	$—	Interest expense, net	$—	$—
Foreign currency forward contracts	1	(5)	Costs of revenues	(3)	(1)	Costs of revenues	(1)	1
Foreign currency forward contracts	—	—	Other income (expense), net	—	—	Other income (expense), net	1	(1)

Total	$—	$(6)		$(3)	$(1)		$—	$—

     The Company expects approximately $1 million of net losses to be reclassified out of accumulated OCI and into earnings within the next 12 months.
Equity Award Reimbursement Obligation
     Upon the exercise of Time Warner stock options held by TWC employees, TWC is obligated to reimburse Time Warner for the excess of the market price of Time Warner common stock on the day of exercise over the option exercise price (the “intrinsic” value of the award). Prior to the Separation, TWC recorded an equity award reimbursement obligation for the intrinsic value of vested and outstanding Time Warner stock options held by TWC employees. This liability was adjusted each reporting period to reflect changes in the market price of Time Warner common stock and the number of Time Warner stock options held by TWC employees with an offsetting adjustment to TWC shareholders’ equity. Beginning on March 12, 2009, the date of the Separation, TWC began accounting for the equity award reimbursement obligation as a derivative financial instrument because, as of such date, Time Warner is no longer a controlling stockholder of the Company. The Company records the equity award reimbursement obligation at fair value in the consolidated balance sheet, which is estimated using the Black-Scholes-Merton formula, and, on March 12, 2009, TWC established a liability of $16 million for the fair value of the equity award reimbursement obligation in other liabilities with an offsetting adjustment to TWC shareholders’ equity in the consolidated balance sheet. The change in the equity award reimbursement obligation fluctuates primarily with the fair value and expected volatility of Time Warner common stock and is recorded in earnings in the period of change. For the three and nine months ended September 30, 2009, TWC recognized a loss of $5 million and $13 million, respectively, in other income (expense), net, in the consolidated statement of operations for the change in the fair value of the equity award reimbursement obligation after the Separation.
Fair Value Measurements
     The fair value of an asset or liability is based on the assumptions that market participants would use in pricing the asset or liability. Valuation techniques consistent with the market approach, income approach and/or cost approach are used to measure fair value. The Company follows a three-tiered fair value hierarchy when determining the inputs to valuation techniques. The fair value hierarchy prioritizes the inputs to valuation techniques into three broad levels in order to

TIME WARNER CABLE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
maximize the use of observable inputs and minimize the use of unobservable inputs. The levels of the fair value hierarchy are as follows:
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

     Assets required to be carried at fair value on a recurring basis as of September 30, 2009 included interest rate swap agreements with a fair value of $36 million determined using Level 2 inputs. Liabilities required to be carried at fair value on a recurring basis as of September 30, 2009 included interest rate swap agreements with a fair value of $36 million and foreign currency forward contracts with a fair value of $3 million determined using Level 2 inputs and the equity award reimbursement obligation with a fair value of $29 million using Level 3 inputs. Refer to Note 4 for further discussion of the fair value of debt.
     Liabilities required to be carried at fair value on a recurring basis as of December 31, 2008 included foreign currency forward contracts with a fair value of $7 million determined using Level 2 inputs. Refer to Note 4 for further discussion of the fair value of debt.
     The Company primarily applies the market approach for recurring fair value measurements.
     The following table reconciles the beginning and ending balances of liabilities classified as Level 3 measurements and identifies the losses the Company recognized in net income during the nine months ended September 30, 2009 (in millions):

Balance as of January 1, 2009	$—
Purchases, issuances and settlements	16
Total losses recognized in net income(a)	13
Transfers in and/or out of Level 3	—

Balance as of September 30, 2009	$29

(a)	Of the $13 million loss recognized in net income for the nine months ended September 30, 2009, $5 million was recognized during the three months ended September 30, 2009.
6.   EQUITY-BASED COMPENSATION
TWC Equity Plan
     The Company has granted options to purchase TWC Common Stock and restricted stock units (“RSUs”) to its employees and non-employee directors under the Time Warner Cable Inc. 2006 Stock Incentive Plan (the “2006 Plan”).
     In connection with the Separation, the 2006 Plan was amended, among other things, to increase the number of shares of TWC Common Stock authorized for issuance thereunder by 18.0 million shares. As a result, the Company was authorized to issue up to 51.3 million shares of TWC Common Stock under the 2006 Plan (which also reflects certain Separation-related adjustments effected pursuant to the 2006 Plan and the 1-for-3 TWC reverse stock split).
     Stock options granted under the 2006 Plan have exercise prices equal to the fair market value of TWC Common Stock at the date of grant. Generally, the stock options vest ratably over a four-year vesting period and expire ten years from the

TIME WARNER CABLE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
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
     For the nine months ended September 30, 2009, TWC granted approximately 5.1 million stock options at a weighted-average grant date fair value of $9.45 ($5.67, net of tax) per option and approximately 1.2 million stock options as Separation-related “make-up” equity awards (as discussed below) at a weighted-average grant date fair value of $10.64 ($6.38, net of tax) per option. For the nine months ended September 30, 2008, TWC granted approximately 3.7 million stock options at a weighted-average grant date fair value of $13.27 ($7.96, net of tax) per option. The table below presents the weighted-average values of the assumptions used to value TWC stock options at their grant date for the nine months ended September 30, 2009 and 2008.

	Nine Months Ended
	September 30,
	2009	2008
Expected volatility	34.3%	30.0%
Expected term to exercise from grant date	6.04 years	6.51 years
Risk-free rate	2.6%	3.2%
Expected dividend yield	0.0%	0.0%
     The following table summarizes information about TWC stock options that were outstanding as of September 30, 2009:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
	Number	Exercise	Contractual	Intrinsic
	of Options(a)	Price(a)	Life	Value
	(in thousands)		(in years)	(in millions)
Outstanding as of December 31, 2008	5,702	$39.88
Granted	6,332	25.90
Exercised	(64)	35.48
Forfeited or expired	(344)	34.16

Outstanding as of September 30, 2009	11,626	32.47	8.31	$133

Exercisable as of September 30, 2009	1,884	42.09	7.58	7

(a)	Amounts recast to reflect adjustments related to the Special Dividend and the 1-for-3 TWC reverse stock split.
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

TIME WARNER CABLE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
additional RSUs) or the adjustment to reflect the 1-for-3 TWC reverse stock split results in the recognition of incremental compensation expense.
     For the nine months ended September 30, 2009, TWC granted 1,277,000 RSUs at a weighted-average grant date fair value of $53.10 per RSU, 1,305,000 RSUs as Special Dividend retained distributions at a weighted-average grant date fair value of $24.99 per RSU and 55,000 RSUs as Separation-related “make-up” equity awards (as discussed below) at a weighted-average grant date fair value of $33.80 per RSU. For the nine months ended September 30, 2008, TWC granted 973,000 RSUs at a weighted-average grant date fair value of $82.71 per RSU.
     The following table summarizes information about unvested TWC RSU awards as of September 30, 2009:

		Weighted-
		Average
	Number of	Grant Date
	Units(a)	Fair Value(a)
	(in thousands)
Unvested as of December 31, 2008	1,564	$93.75
Granted(b)	2,637	38.80
Vested	(48)	80.43
Forfeited	(106)	72.90

Unvested as of September 30, 2009	4,047	58.59

(a)	Amounts recast to reflect the 1-for-3 TWC reverse stock split.
(b)
Amounts include the grant of approximately 1.3 million RSUs at a weighted-average grant date fair value of $24.99 per RSU as Special Dividend retained distributions for which no compensation expense will be recognized.

Time Warner Equity Plans
     Prior to 2007, Time Warner granted options to purchase Time Warner common stock and shares of Time Warner common stock (“restricted stock”) or RSUs under its equity plans (collectively, the “Time Warner Equity Awards”) to employees of TWC. Time Warner has not granted Time Warner Equity Awards to employees of TWC since TWC common stock began to trade publicly in March 2007. In addition, employees of Time Warner who became employed by TWC prior to the Separation retained their Time Warner Equity Awards pursuant to their terms and TWC recorded equity-based compensation expense from the date of transfer through the end of the applicable vesting period. The stock options granted by Time Warner to employees of TWC were granted with exercise prices equal to, or in excess of, the fair market value of a share of Time Warner common stock at the date of grant. Generally, the stock options vested ratably over a four-year vesting period and expired ten years from the date of grant. The awards of restricted stock or RSUs generally vested between three to five years from the date of grant. Holders of Time Warner restricted stock and RSU awards were generally entitled to receive cash dividends or dividend equivalents, respectively, paid by Time Warner during the period of time that the restricted stock or RSU awards were unvested. Certain Time Warner stock options and RSU awards provided for accelerated vesting upon an election to retire pursuant to TWC’s defined benefit pension plans or a voluntary termination of employment after reaching a specified age and years of service.
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
     Under the terms of Time Warner’s equity plans and related award agreements, as a result of the Separation, TWC employees who held Time Warner equity awards were treated as if their employment with Time Warner had been terminated without cause at the time of the Separation. This treatment resulted in the forfeiture of unvested stock options and shortened exercise periods for vested stock options and pro rata vesting of the next installment of (and forfeiture of the remainder of) the RSU awards for those TWC employees who did not satisfy retirement-treatment eligibility provisions in the Time Warner equity plans and related award agreements. During the second quarter of 2009, TWC granted “make-up” TWC equity or cash payment awards to TWC employees to offset the forfeiture and reduction in value of Time Warner equity awards held by TWC employees as a result of the Separation. The vesting and expiration dates of such awards were based on the terms of the related Time Warner award. Such awards, with an aggregate fair value of $15 million, will

TIME WARNER CABLE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
primarily be expensed over a period of approximately one year beginning in the second quarter of 2009. During the three and nine months ended September 30, 2009, TWC recognized compensation expense for Separation-related “make-up” equity awards of $4 million and $6 million, respectively.
Equity-based Compensation Expense
     Compensation expense and the related tax benefit recognized for TWC and Time Warner equity-based compensation plans for the three and nine months ended September 30, 2009 and 2008 is as follows (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
TWC Equity Plan:
Compensation expense recognized:
Stock options	$13	$6	$36	$23
Restricted stock units	12	8	41	33

Total impact on Operating Income	$25	$14	$77	$56

Tax benefit recognized	$10	$5	$31	$22

Time Warner Equity Plans:
Compensation expense recognized:
Stock options(a)	$(2)	$2	$—	$7
Restricted stock and restricted stock units	—	—	—	1

Total impact on Operating Income	$(2)	$2	$—	$8

Tax benefit recognized	$(1)	$1	$—	$3

(a)
The amount for the three months ended September 30, 2009 relates to a true-up of compensation expense recognized under Time Warner equity plans through the date of the Separation. No additional compensation expense will be recognized under Time Warner equity plans after March 12, 2009, the date of TWC’s separation from Time Warner.

7.   PENSION COSTS
     The Company participates in various funded and unfunded noncontributory defined benefit pension plans administered by Time Warner through October 31, 2008 and by the Company thereafter. Pension benefits are based on formulas that reflect the employees’ years of service and compensation during their employment period. TWC uses a December 31 measurement date for its plans. A summary of the components of net periodic benefit costs and contributions for the three and nine months ended September 30, 2009 and 2008 is as follows (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Service cost	$25	$24	$75	$72
Interest cost	22	20	66	60
Expected return on plan assets	(23)	(26)	(70)	(77)
Amounts amortized	17	4	50	13

Net periodic benefit costs	$41	$22	$121	$68

Contributions	$48	$76	$129	$176

     After considering the funded status of the Company’s defined benefit pension plans, movements in the discount rate, investment performance and related tax consequences, the Company may choose to make contributions to its pension plans in any given year. As of September 30, 2009, there were no minimum required contributions for TWC’s funded plans. However, the Company contributed $120 million to its funded defined benefit pension plans during the nine months ended September 30, 2009 and anticipates making additional discretionary contributions of at least $30 million during the fourth quarter. The Company may make greater contributions to its defined benefit pension plans during the fourth quarter depending on the funded status of the plans and liquidity considerations. For the Company’s unfunded plan, contributions will continue to be made to the extent benefits are paid. Benefit payments for the unfunded plan are expected to be $11 million in 2009, $9 million of which has been paid as of September 30, 2009.

TIME WARNER CABLE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
8.   RESTRUCTURING COSTS
2009 Restructuring Activity
     During the first quarter of 2009, the Company began a significant restructuring, primarily consisting of headcount reductions, to improve operating efficiency, and through September 30, 2009, the Company incurred restructuring costs of $64 million related to this restructuring and made payments of $45 million against this accrual. Of the remaining $19 million liability, $15 million is classified as a current liability, with the remaining $4 million classified as a noncurrent liability in the consolidated balance sheet as of September 30, 2009. Amounts are expected to be paid through 2012. The Company expects to eliminate approximately 1,400 positions, of which approximately 1,100 positions were eliminated during the nine months ended September 30, 2009. The remainder are expected to be eliminated in the fourth quarter of 2009 or early 2010. Information relating to this restructuring plan is as follows (in millions):

	Employee	Other
	Terminations	Exit Costs	Total
Accruals(a)	$56	$8	$64
Cash paid(b)	(39)	(6)	(45)

Remaining liability as of September 30, 2009	$17	$2	$19

(a)	Of the $64 million incurred, $14 million was incurred during the three months ended September 30, 2009.
(b)	Of the $45 million paid, $15 million was paid during the three months ended September 30, 2009.
2008 and Prior Restructuring Activity
     Between January 1, 2005 and December 31, 2008, the Company underwent a restructuring plan to simplify its organizational structure and enhance its customer focus, and incurred restructuring costs of $80 million related to this plan. Through September 30, 2009, payments of $77 million have been made against this accrual. Of the remaining $3 million liability, $2 million is classified as a current liability, with the remaining $1 million classified as a noncurrent liability in the consolidated balance sheet as of September 30, 2009. Amounts are expected to be paid through 2011. Information relating to this restructuring plan is as follows (in millions):

	Employee	Other
	Terminations	Exit Costs	Total
Remaining liability as of December 31, 2007	$13	$3	$16
Accruals(a)	14	1	15
Cash paid(b)	(20)	(2)	(22)

Remaining liability as of December 31, 2008	7	2	9
Cash paid(c)	(5)	(1)	(6)

Remaining liability as of September 30, 2009	$2	$1	$3

(a)	Of the $15 million incurred in 2008, $8 million and $14 million was incurred during the three and nine months ended September 30, 2008, respectively.
(b)	Of the $22 million paid in 2008, $5 million and $17 million was paid during the three and nine months ended September 30, 2008, respectively.
(c)	Of the $6 million paid in 2009, $1 million was paid during the three months ended September 30, 2009.
9.   COMMITMENTS AND CONTINGENCIES
Legal Proceedings
     On September 20, 2007, Brantley, et al. v. NBC Universal, Inc., et al. was filed in the U.S. District Court for the Central District of California against the Company. The complaint, which also named as defendants several other cable and satellite providers (collectively, the “distributor defendants”) as well as programming content providers (collectively, the “programmer defendants”), alleged violations of Sections 1 and 2 of the Sherman Antitrust Act. Among other things, the complaint alleged coordination between and among the programmer defendants to sell and/or license programming on a “bundled” basis to the distributor defendants, who in turn purportedly offer that programming to subscribers in packaged tiers, rather than on a per channel (or “à la carte”) basis. Plaintiffs, who seek to represent a purported nationwide class of cable and satellite subscribers, demand, among other things, unspecified treble monetary damages and an injunction to

TIME WARNER CABLE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
compel the offering of channels to subscribers on an “à la carte” basis. On December 3, 2007, plaintiffs filed an amended complaint in this action (the “First Amended Complaint”) that, among other things, dropped the Section 2 claims and all allegations of horizontal coordination. On December 21, 2007, the distributor defendants, including TWC, and the programmer defendants filed motions to dismiss the First Amended Complaint. On March 10, 2008, the court granted these motions, dismissing the First Amended Complaint with leave to amend. On March 20, 2008, plaintiffs filed a second amended complaint (the “Second Amended Complaint”) that modified certain aspects of the First Amended Complaint in an attempt to address the deficiencies noted by the court in its prior dismissal order. On April 22, 2008, the distributor defendants, including the Company, and the programmer defendants filed motions to dismiss the Second Amended Complaint, which motions were denied by the court on June 25, 2008. On July 14, 2008, the distributor defendants and the programmer defendants filed motions requesting the court to certify its June 25, 2008 order for interlocutory appeal to the U.S. Court of Appeals for the Ninth Circuit, which motions were denied by the district court on August 4, 2008. On May 4, 2009, by stipulation of the parties, plaintiffs filed a third amended complaint (the “Third Amended Complaint”) and on June 12, 2009, the distributor defendants and the programmer defendants filed a motion to dismiss the Third Amended Complaint, which the district court granted with prejudice on October 15, 2009, terminating the action. Plaintiffs have filed a notice of appeal to the U.S. Court of Appeals for the Ninth Circuit. The Company intends to defend against this lawsuit vigorously.
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
     On June 16, 1998, plaintiffs in Andrew Parker and Eric DeBrauwere, et al. v. Time Warner Entertainment Company, L.P. and Time Warner Cable filed a purported nationwide class action in U.S. District Court for the Eastern District of New York claiming that TWE sold its subscribers’ personally identifiable information and failed to inform subscribers of their privacy rights in violation of the Cable Communications Policy Act of 1984 and common law. The plaintiffs seek damages and declaratory and injunctive relief. On August 6, 1998, TWE filed a motion to dismiss, which was denied on September 7, 1999. On December 8, 1999, TWE filed a motion to deny class certification, which was granted on January 9, 2001 with respect to monetary damages, but denied with respect to injunctive relief. On June 2, 2003, the U.S. Court of Appeals for the Second Circuit vacated the district court’s decision denying class certification as a matter of law and remanded the case for further proceedings on class certification and other matters. On May 4, 2004, plaintiffs filed a motion for class certification, which the Company opposed. On October 25, 2005, the district court granted preliminary approval of a class settlement arrangement, but final approval of that settlement was denied on January 26, 2007. The parties subsequently reached a revised settlement to resolve this action on terms that are not material to the Company and submitted their agreement to the district court on April 2, 2008. On July 6, 2009, the district court granted approval of the settlement, which plaintiffs have appealed with respect to attorneys’ fees. The Company intends to defend against this lawsuit vigorously.
Certain Patent Litigation
     On September 1, 2006, Ronald A. Katz Technology Licensing, L.P. (“Katz”) filed a complaint in the U.S. District Court for the District of Delaware alleging that TWC and several other cable operators, among other defendants, infringe a number of patents purportedly relating to the Company’s customer call center operations and/or voicemail services. The plaintiff is seeking unspecified monetary damages as well as injunctive relief. On March 20, 2007, this case, together with other lawsuits filed by Katz, was made subject to a Multidistrict Litigation (“MDL”) Order transferring the case for pretrial proceedings to the U.S. District Court for the Central District of California. In April 2008, TWC and other defendants filed “common” motions for summary judgment, which argued, among other things, that a number of claims in the patents at issue are invalid under Sections 112 and 103 of the Patent Act. On June 19 and August 4, 2008, the court issued orders granting, in part, and denying, in part, those motions. Defendants filed additional “individual” motions for summary judgment in August 2008, which argued, among other things, that defendants’ respective products do not infringe the surviving claims in plaintiff’s patents. On August 13, 2009, the district court found one additional patent invalid, but denied defendants’ motions for summary judgment on three remaining patents, and on October 27, 2009, the district court

TIME WARNER CABLE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
denied the defendants’ requests for reconsideration of the decision. The Company intends to defend against this lawsuit vigorously.
     On June 1, 2006, Rembrandt Technologies, LP (“Rembrandt”) filed a complaint in the U.S. District Court for the Eastern District of Texas alleging that the Company and a number of other cable operators infringed several patents purportedly related to a variety of technologies, including high-speed data and IP-based telephony services. In addition, on September 13, 2006, Rembrandt filed a complaint in the U.S. District Court for the Eastern District of Texas alleging that the Company infringes several patents purportedly related to “high-speed cable modem internet products and services.” On June 18, 2007, these cases, along with other lawsuits filed by Rembrandt, were made subject to an MDL Order transferring the case for pretrial proceedings to the U.S. District Court for the District of Delaware. In November 2008, the district court issued its claims construction orders. In response to these orders, the plaintiff has indicated it will dismiss its claims relating to the alleged infringement of eight patents purportedly relating to high-speed data and IP-based telephony services. The plaintiff has not indicated that it will dismiss its claim relating to one remaining patent alleged to relate to digital video decoder technology and summary judgment motions are pending relating to the remaining claim. The Company intends to defend against the remaining claim vigorously.
     On April 26, 2005, Acacia Media Technologies (“AMT”) filed suit against TWC in the U.S. District Court for the Southern District of New York alleging that TWC infringes several patents held by AMT. AMT has publicly taken the position that delivery of broadcast video (except live programming such as sporting events), pay-per-view, VOD and ad insertion services over cable systems infringe its patents. AMT has brought similar actions regarding the same patents against numerous other entities, and all of the previously pending litigations have been made the subject of an MDL Order consolidating the actions for pretrial activity in the U.S. District Court for the Northern District of California. On October 25, 2005, the TWC action was consolidated into the MDL proceedings. The plaintiff is seeking unspecified monetary damages as well as injunctive relief. On September 25, 2009, the district court ruled on the Company’s summary judgment motions finding all AMT patents invalid. The time to appeal this decision has not yet expired. If the decision is appealed, the Company will defend against this lawsuit vigorously.
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

TIME WARNER CABLE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
10.   ADDITIONAL FINANCIAL INFORMATION
Other Cash Flow Information
     Additional financial information with respect to cash (payments) and receipts is as follows (in millions):

	Nine Months Ended
	September 30,
	2009	2008
Cash paid for interest	$(916)	$(575)
Interest income received	7	31

Cash paid for interest, net	$(909)	$(544)

Cash paid for income taxes	$(79)	$(33)
Cash refunds of income taxes	52	3

Cash paid for income taxes, net	$(27)	$(30)

Related Party Transactions
     Income (expense) resulting from transactions with related parties consists of (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Revenues	$4	$11	$13	$18
Costs of revenues	(57)	(268)	(356)	(807)
Selling, general and administrative	—	(4)	(3)	(11)
Interest Expense, Net
     Interest expense, net consists of (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Interest income	$1	$26	$5	$34
Interest expense	(349)	(255)	(979)	(681)

Interest expense, net	$(348)	$(229)	$(974)	$(647)

Prepaid Expenses and Other Current Assets
     Prepaid expenses and other current assets consist of (in millions):

	September 30,	December 31,
	2009	2008
Prepaid income taxes	$89	$—
Investment in The Reserve Fund	39	103
Other prepaid expenses and other current assets	149	98

Total prepaid expenses and other current assets	$277	$201

TIME WARNER CABLE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
Other Current Liabilities
     Other current liabilities consist of (in millions):

	September 30,	December 31,
	2009	2008
Accrued interest	$428	$368
Accrued compensation and benefits	319	297
Accrued franchise fees	150	171
Accrued insurance	152	139
Accrued sales and other taxes	114	128
Accrued advertising and marketing support	94	88
Other accrued expenses	295	241

Total other current liabilities	$1,552	$1,432

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

TIME WARNER CABLE INC.
SUPPLEMENTARY INFORMATION
CONDENSED CONSOLIDATING FINANCIAL STATEMENTS—(Continued)

Consolidating Balance Sheet
September 30, 2009
(Unaudited)

			Non-
	Parent	Guarantor	Guarantor		TWC
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(in millions)
ASSETS
Current assets:
Cash and equivalents	$506	$—	$—	$—	$506
Receivables, net	14	197	435	—	646
Receivables from affiliated parties	21	7	213	(241)	—
Deferred income tax assets	132	103	85	(188)	132
Prepaid expenses and other current assets	140	61	76	—	277

Total current assets	813	368	809	(429)	1,561
Investments in and amounts due from consolidated subsidiaries	40,631	20,879	9,938	(71,448)	—
Investments	21	8	872	—	901
Property, plant and equipment, net	18	3,615	9,910	—	13,543
Intangible assets subject to amortization, net	—	5	327	—	332
Intangible assets not subject to amortization	—	5,852	18,239	—	24,091
Goodwill	4	3	2,098	—	2,105
Other assets	110	9	34	—	153

Total assets	$41,597	$30,739	$42,227	$(71,877)	$42,686

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$—	$99	$194	$—	$293
Deferred revenue and subscriber-related liabilities	—	42	128	—	170
Payables to affiliated parties	7	231	49	(241)	46
Accrued programming expense	—	697	18	—	715
Other current liabilities	426	528	598	—	1,552

Total current liabilities	433	1,597	987	(241)	2,776
Long-term debt	19,451	2,717	—	—	22,168
Mandatorily redeemable preferred equity membership units issued by a subsidiary	—	—	300	—	300
Mandatorily redeemable preferred equity issued by a subsidiary	—	2,400	—	(2,400)	—
Deferred income tax liabilities, net	8,608	4,199	4,172	(8,334)	8,645
Long-term payables to affiliated parties	4,608	445	8,702	(13,755)	—
Other liabilities	282	116	180	—	578
TWC shareholders’ equity:
Due to TWC and subsidiaries	—	7	1,056	(1,063)	—
Other TWC shareholders’ equity	8,215	16,087	26,830	(42,917)	8,215

Total TWC shareholders’ equity	8,215	16,094	27,886	(43,980)	8,215
Noncontrolling interests	—	3,171	—	(3,167)	4

Total equity	8,215	19,265	27,886	(47,147)	8,219

Total liabilities and equity	$41,597	$30,739	$42,227	$(71,877)	$42,686

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

TIME WARNER CABLE INC.
SUPPLEMENTARY INFORMATION
CONDENSED CONSOLIDATING FINANCIAL STATEMENTS—(Continued)
Consolidating Statement of Operations
Three Months Ended September 30, 2009
(Unaudited)

			Non-
	Parent	Guarantor	Guarantor		TWC
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
			(in millions)
Revenues	$—	$929	$3,617	$(48)	$4,498

Costs of revenues	—	490	1,721	(48)	2,163
Selling, general and administrative	—	91	625	—	716
Depreciation	1	182	530	—	713
Amortization	—	1	63	—	64
Restructuring costs	—	4	10	—	14

Total costs and expenses	1	768	2,949	(48)	3,670

Operating Income (Loss)	(1)	161	668	—	828
Equity in pretax income of consolidated subsidiaries	735	489	47	(1,271)	—
Interest income (expense), net	(273)	(110)	35	—	(348)
Other expense, net	—	(4)	(15)	—	(19)

Income before income taxes	461	536	735	(1,271)	461
Income tax provision	(193)	(216)	(213)	429	(193)

Net income	268	320	522	(842)	268
Less: Net income attributable to noncontrolling interests	—	(21)	—	21	—

Net income attributable to TWC	$268	$299	$522	$(821)	$268

TIME WARNER CABLE INC.
SUPPLEMENTARY INFORMATION
CONDENSED CONSOLIDATING FINANCIAL STATEMENTS—(Continued)
Consolidating Statement of Operations
Three Months Ended September 30, 2008
(Unaudited)

			Non-
	Parent	Guarantor	Guarantor		TWC
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
		(recast, in millions)
Revenues	$—	$829	$3,555	$(44)	$4,340

Costs of revenues	—	455	1,661	(44)	2,072
Selling, general and administrative	—	96	610	—	706
Depreciation	—	164	536	—	700
Amortization	—	—	66	—	66
Restructuring costs	—	3	5	—	8

Total costs and expenses	—	718	2,878	(44)	3,552

Operating Income	—	111	677	—	788
Equity in pretax income (loss) of consolidated subsidiaries	637	451	(57)	(1,031)	—
Interest income (expense), net	(131)	(112)	14	—	(229)
Other income (expense), net	(2)	1	3	—	2

Income before income taxes	504	451	637	(1,031)	561
Income tax provision	(203)	(180)	(182)	339	(226)

Net income	301	271	455	(692)	335
Less: Net income attributable to noncontrolling interests	—	(1)	—	(33)	(34)

Net income attributable to TWC	$301	$270	$455	$(725)	$301

TIME WARNER CABLE INC.
SUPPLEMENTARY INFORMATION
CONDENSED CONSOLIDATING FINANCIAL STATEMENTS—(Continued)
Consolidating Statement of Operations
Nine Months Ended September 30, 2009
(Unaudited)

			Non-
	Parent	Guarantor	Guarantor		TWC
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
			(in millions)
Revenues	$—	$2,751	$10,729	$(144)	$13,336

Costs of revenues	—	1,505	5,062	(144)	6,423
Selling, general and administrative	—	276	1,861	—	2,137
Depreciation	1	538	1,566	—	2,105
Amortization	—	1	182	—	183
Restructuring costs	—	27	37	—	64
Gain on sale of cable systems	—	—	(2)	—	(2)

Total costs and expenses	1	2,347	8,706	(144)	10,910

Operating Income (Loss)	(1)	404	2,023	—	2,426
Equity in pretax income of consolidated subsidiaries	2,127	1,454	26	(3,607)	—
Interest income (expense), net	(757)	(328)	111	—	(974)
Other expense, net	(35)	(15)	(33)	—	(83)

Income before income taxes	1,334	1,515	2,127	(3,607)	1,369
Income tax provision	(586)	(618)	(609)	1,213	(600)

Net income	748	897	1,518	(2,394)	769
Less: Net income attributable to noncontrolling interests	—	(29)	—	8	(21)

Net income attributable to TWC	$748	$868	$1,518	$(2,386)	$748

TIME WARNER CABLE INC.
SUPPLEMENTARY INFORMATION
CONDENSED CONSOLIDATING FINANCIAL STATEMENTS—(Continued)
Consolidating Statement of Operations
Nine Months Ended September 30, 2008
(Unaudited)

			Non-
	Parent	Guarantor	Guarantor		TWC
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
		(recast, in millions)
Revenues	$—	$2,474	$10,454	$(130)	$12,798

Costs of revenues	—	1,341	4,886	(130)	6,097
Selling, general and administrative	—	315	1,846	—	2,161
Depreciation	—	495	1,628	—	2,123
Amortization	—	1	195	—	196
Restructuring costs	—	8	6	—	14
Loss on sale of cable systems	—	6	39	—	45

Total costs and expenses	—	2,166	8,600	(130)	10,636

Operating Income	—	308	1,854	—	2,162
Equity in pretax income (loss) of consolidated subsidiaries	1,702	1,156	(180)	(2,678)	—
Interest income (expense), net	(319)	(353)	25	—	(647)
Other income (expense), net	(13)	9	3	—	(1)

Income before income taxes	1,370	1,120	1,702	(2,678)	1,514
Income tax provision	(550)	(452)	(461)	855	(608)

Net income	820	668	1,241	(1,823)	906
Less: Net (income) loss attributable to noncontrolling interests	—	15	—	(101)	(86)

Net income attributable to TWC	$820	$683	$1,241	$(1,924)	$820

TIME WARNER CABLE INC.
SUPPLEMENTARY INFORMATION
CONDENSED CONSOLIDATING FINANCIAL STATEMENTS—(Continued)
Consolidating Statement of Cash Flows
Nine Months Ended September 30, 2009
(Unaudited)

			Non-
	Parent	Guarantor	Guarantor		TWC
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
			(in millions)
OPERATING ACTIVITIES
Net income	$748	$897	$1,518	$(2,394)	$769
Adjustments for noncash and nonoperating items:
Depreciation and amortization	1	539	1,748	—	2,288
Pretax gain on asset sales	—	—	(2)	—	(2)
Equity in pretax income of consolidated subsidiaries	(2,127)	(1,454)	(26)	3,607	—
Loss from equity investments, net of cash distributions	—	3	39	—	42
Deferred income taxes	458	397	408	(805)	458
Equity-based compensation	—	74	3	—	77
Changes in operating assets and liabilities, net of acquisitions	1,198	(39)	(986)	—	173

Cash provided by operating activities	278	417	2,702	408	3,805

INVESTING ACTIVITIES
Investments and acquisitions, net of cash acquired and distributions received	55	(4,609)	83	4,477	6
Capital expenditures	(11)	(644)	(1,632)	—	(2,287)
Proceeds from asset sales	—	5	4	—	9

Cash provided (used) by investing activities	44	(5,248)	(1,545)	4,477	(2,272)

FINANCING ACTIVITIES
Borrowings (repayments), net	1,673	(131)	—	673	2,215
Borrowings	10,071	—	—	—	10,071
Repayments	(7,877)	—	—	—	(7,877)
Debt issuance costs	(26)	—	—	—	(26)
Net change in investments in and amounts due to and from consolidated subsidiaries	1,802	(238)	(1,157)	(407)	—
Payment of special cash dividend	(10,856)	—	—	—	(10,856)
Other financing activities	2	(4)	—	(1)	(3)

Cash used by financing activities	(5,211)	(373)	(1,157)	265	(6,476)

Decrease in cash and equivalents	(4,889)	(5,204)	—	5,150	(4,943)
Cash and equivalents at beginning of period	5,395	5,204	—	(5,150)	5,449

Cash and equivalents at end of period	$506	$—	$—	$—	$506

TIME WARNER CABLE INC.
SUPPLEMENTARY INFORMATION
CONDENSED CONSOLIDATING FINANCIAL STATEMENTS—(Continued)
Consolidating Statement of Cash Flows
Nine Months Ended September 30, 2008
(Unaudited)

			Non-
	Parent	Guarantor	Guarantor		TWC
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
			(in millions)
OPERATING ACTIVITIES
Net income	$820	$668	$1,241	$(1,823)	$906
Adjustments for noncash and nonoperating items:
Depreciation and amortization	—	496	1,823	—	2,319
Pretax (gain) loss on asset sales	—	(3)	39	—	36
Equity in pretax (income) loss of consolidated subsidiaries	(1,702)	(1,156)	180	2,678	—
(Income) loss from equity investments, net of cash distributions	—	(1)	5	—	4
Deferred income taxes	601	461	461	(864)	659
Equity-based compensation	—	64	—	—	64
Changes in operating assets and liabilities, net of acquisitions	(261)	233	(96)	—	(124)

Cash provided (used) by operating activities	(542)	762	3,653	(9)	3,864

INVESTING ACTIVITIES
Investments and acquisitions, net of cash acquired and distributions received	(490)	(2)	(33)	—	(525)
Capital expenditures	—	(640)	(1,942)	—	(2,582)
Proceeds from asset sales	—	10	2	—	12

Cash used by investing activities	(490)	(632)	(1,973)	—	(3,095)

FINANCING ACTIVITIES
Borrowings (repayments), net	684	—	—	(891)	(207)
Borrowings	5,203	—	—	—	5,203
Repayments	(2,217)	(600)	—	—	(2,817)
Debt issuance costs	(87)	—	—	—	(87)
Net change in investments in and amounts due to and from consolidated subsidiaries	308	1,362	(1,679)	9	—
Other financing activities	—	(2)	(1)	—	(3)

Cash provided (used) by financing activities	3,891	760	(1,680)	(882)	2,089

Increase in cash and equivalents	2,859	890	—	(891)	2,858
Cash and equivalents at beginning of period	185	3,458	—	(3,411)	232

Cash and equivalents at end of period	$3,044	$4,348	$—	$(4,302)	$3,090

Part II. Other Information

Item 1.	Legal Proceedings.
     Reference is made to the class action lawsuit filed by Brantley, et al. described on page 40 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 (the “2008 Form 10-K”). On May 4, 2009, by stipulation of the parties, plaintiffs filed a third amended complaint (the “Third Amended Complaint”) and on June 12, 2009, the distributor defendants and the programmer defendants filed a motion to dismiss the Third Amended Complaint, which the district court granted with prejudice on October 15, 2009, terminating the action. Plaintiffs have filed a notice of appeal to the U.S. Court of Appeals for the Ninth Circuit.
     Reference is made to the lawsuit filed by Andrew Parker and Eric DeBrauwere, et al. described on page 40 of the Company’s 2008 Form 10-K and page 52 of the Company’s Quarterly Report for the quarter ended June 30, 2009 (the “June 2009 Form 10-Q”). On July 6, 2009, the district court granted approval of the settlement, which plaintiffs have appealed with respect to attorneys’ fees.
     Reference is made to the lawsuit filed by Ronald A. Katz Technology Licensing, L.P. described on pages 40-41 of the 2008 Form 10-K. Defendants filed additional “individual” motions for summary judgment in August 2008, which argued, among other things, that defendants’ respective products do not infringe the surviving claims in plaintiff’s patents. On August 13, 2009, the district court found one additional patent invalid, but denied defendants’ motions for summary judgment on three remaining patents, and on October 27, 2009, the district court denied the defendants’ requests for reconsideration of the decision.
     Reference is made to the lawsuit filed by Acacia Media Technologies (“AMT”) described on page 41 of the 2008 Form 10-K and page 52 of the June 2009 Form 10-Q. On September 25, 2009, the district court ruled on the Company’s summary judgment motions finding all AMT patents invalid. The time to appeal this decision has not yet expired.

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

Date: November 5, 2009

EXHIBIT INDEX
Pursuant to Item 601 of Regulation S-K

Exhibit
Number	Description

10.1	Employment Agreement, effective as of August 3, 2009, between Time Warner Cable Inc. (the “Company”) and Glenn A. Britt.

10.2	Description of Certain Director Compensation.

31.1
Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009.

31.2
Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009.

32
Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009.†

†
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