Form 10-K
period 2009-12-31
TIME WARNER CABLE INC.
filed 2010-02-19
CIK 1377013

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

As of the close of business on February 10, 2010, there were 352,558,973 shares of the registrant’s Common Stock outstanding. The aggregate market value of the registrant’s voting and non-voting common equity securities held by non-affiliates of the registrant (based upon the closing price of such shares on the New York Stock Exchange on June 30, 2009) was approximately $11.2 billion.

DOCUMENTS INCORPORATED BY REFERENCE

Description of document	Part of the Form 10-K

Portions of the definitive Proxy Statement to be used in connection with the registrant’s 2010 Annual Meeting of Stockholders	Part III (Item 10 through Item 14) (Portions of Items 10 and 12 are not incorporated by reference and are provided herein)

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
PART IV
Item 15. Exhibits and Financial Statements Schedules.
EX-10.2
EX-10.32
EX-10.33
EX-10.37
EX-10.38
EX-10.43
EX-10.50
EX-10.52
EX-10.53
EX-10.55
EX-12
EX-21
EX-23
EX-31.1
EX-31.2
EX-32

PART I

Item 1.	Business.

Overview

Time Warner Cable Inc. (together with its subsidiaries, “TWC” or the “Company”) is the second-largest cable operator in the U.S., with technologically advanced, well-clustered systems located mainly in five geographic areas – New York State (including New York City), the Carolinas, Ohio, southern California (including Los Angeles) and Texas. As of December 31, 2009, TWC served approximately 14.6 million residential and commercial customers who subscribed to one or more of its three primary subscription services – video, high-speed data and voice – totaling approximately 26.4 million primary service units (“PSUs”). TWC markets its services separately and in “bundled” packages of multiple services and features. As of December 31, 2009, 57.3% of TWC’s residential and commercial customers subscribed to two or more of its primary services, including 23.7% of such customers who subscribed to all three primary services. In addition, TWC sells advertising to a variety of national, regional and local advertising customers.

In February 2007, TWC became a public company subject to the requirements of the Securities Exchange Act of 1934, as amended (the “Securities Exchange Act”). On March 1, 2007, TWC’s Class A common stock began trading on the New York Stock Exchange.

On March 12, 2009, TWC completed its separation from Time Warner Inc. (“Time Warner”), which, prior to the Separation Transactions (as defined in “—Recent Developments”), owned approximately 84% of the common stock of TWC (representing a 90.6% voting interest) and a 12.43% non-voting common stock interest in TW NY Cable Holding Inc. (“TW NY”), a subsidiary of TWC. As a result of the separation, Time Warner no longer has an ownership interest in TWC or TW NY.

Recent Developments

Separation from Time Warner, Recapitalization and TWC Reverse Stock Split

On March 12, 2009, TWC’s separation from Time Warner was completed pursuant to a Separation Agreement between TWC and Time Warner and certain of their subsidiaries dated as of May 20, 2008 (the “Separation Agreement”). In accordance with the Separation Agreement, on February 25, 2009, a subsidiary of Time Warner transferred its 12.43% non-voting common stock interest in TW NY to TWC in exchange for 80 million newly issued shares (approximately 27 million shares after giving effect to the 1-for-3 reverse stock split discussed below) of TWC’s Class A common stock (the “TW NY Exchange”). On March 12, 2009, TWC paid a special cash dividend of $10.27 per share ($30.81 per share after giving effect to the 1-for-3 reverse stock split, aggregating $10.856 billion) to holders of record on March 11, 2009 of TWC’s outstanding Class A common stock and Class B common stock (the “Special Dividend”). Following the payment of the Special Dividend, each outstanding share of TWC Class A common stock and TWC Class B common stock was automatically converted (the “Recapitalization”) into one share of TWC common stock, par value $0.01 per share (the “TWC Common Stock”). TWC’s separation from Time Warner (the “Separation”) was effected as a pro rata dividend of all shares of TWC Common Stock held by Time Warner to holders of record of Time Warner’s common stock (the “Spin-Off Dividend” or the “Distribution”). The TW NY Exchange, the Special Dividend, the Recapitalization, the Separation and the Distribution collectively are referred to as the “Separation Transactions.”

In connection with the Separation Transactions, on March 12, 2009, the Company implemented a reverse stock split of the TWC Common Stock (the “TWC Reverse Stock Split”) at a 1-for-3 ratio, effective immediately after the Recapitalization. The shares of TWC Common Stock distributed in the Spin-Off Dividend reflected both the Recapitalization and the TWC Reverse Stock Split.

2009 Bond Offerings and Termination of Lending Commitments

In 2009, TWC issued, in total, $6.5 billion in aggregate principal amount of senior unsecured notes and debentures under a shelf registration statement on Form S-3 in three underwritten public offerings. The Company used the net proceeds from these debt issuances (1) to repay all of the borrowings outstanding under a 364-day senior unsecured term loan facility (including accrued interest and commitment fees) that TWC entered into in connection with the Separation Transactions, (2) to repay all of the borrowings outstanding under its $4.0 billion five-year term loan facility, (3) to repay borrowings outstanding under the Company’s senior unsecured five-year revolving credit facility and a portion of the borrowings outstanding under the Company’s commercial paper program, and (4) for general corporate purposes.

For more information about the 2009 Bond Offerings, see “Management’s Discussion and Analysis of Results of Operations and Financial Condition—Overview—Recent Developments—2009 Bond Offerings and Termination of Lending Commitments” and Note 7 to the accompanying consolidated financial statements.

Caution Concerning Forward-Looking Statements and Risk Factors

This Annual Report on Form 10-K includes certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are based on management’s current expectations and beliefs and are inherently susceptible to uncertainty and changes in circumstances. Actual results may vary materially from the expectations contained herein due to changes in economic, business, competitive, technological, strategic and/or regulatory factors and other factors affecting the operation of TWC’s business. For more detailed information about these factors, and risk factors with respect to the Company’s operations, see Item 1A, “Risk Factors,” below and “Caution Concerning Forward-Looking Statements” in “Management’s Discussion and Analysis of Results of Operations and Financial Condition” in the financial section of this report. TWC is under no obligation to, and expressly disclaims any obligation to, update or alter its forward-looking statements, whether as a result of such changes, new information, subsequent events or otherwise.

Available Information and Website

Although TWC and its predecessors have been in the cable business for over 40 years in various legal forms, Time Warner Cable Inc. was incorporated as a Delaware corporation on March 21, 2003. TWC’s annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to such reports filed with or furnished to the Securities and Exchange Commission (“SEC”) pursuant to Section 13(a) or 15(d) of the Securities Exchange Act are available free of charge on the Company’s website at www.timewarnercable.com as soon as reasonably practicable after such reports are electronically filed with the SEC.

Services

TWC offers video, high-speed data and voice services over its broadband cable systems to residential and commercial customers.

Residential Services

Video Services

TWC offers a broad range of residential video services, including advanced services such as On-Demand, high-definition (“HD”) and digital video recorder (“DVR”) services. As of December 31, 2009, TWC had approximately 12.7 million residential video subscribers.

Programming tiers.  TWC currently offers three main levels or “tiers” of video programming—Basic Service Tier (“BST”), Expanded Basic Service Tier (or Cable Programming Service Tier) (“CPST”) and Digital Basic Service Tier (“DBT”). BST generally includes broadcast television signals, satellite-delivered broadcast networks and superstations, local origination channels, a few specialty networks, such as C-SPAN and QVC, and public access, educational and government channels. CPST enables BST subscribers to add to their service national, regional and local cable news, entertainment and other networks, such as CNN, USA and ESPN. In certain areas, BST and CPST also include proprietary local programming devoted to the communities TWC serves, including 24-hour local news channels in a number of cities. DBT enables subscribers who receive digital video signals (“digital video subscribers”) to receive additional cable networks. Generally, subscribers to any tier of video programming can purchase genre-based programming tiers, such as movies, sports and Spanish language tiers, and premium services, such as HBO and Showtime.

TWC’s video subscribers pay a fixed monthly fee based on the video programming tier they receive. Subscribers to specialized tiers and premium services are charged an additional monthly fee, with discounts generally available for the purchase of packages of more than one such service. HD simulcasts (i.e., HD channels that are the same as their standard-definition counterparts but for picture quality) are generally provided at no additional charge, and additional charges generally apply only for HD channels that do not have standard-definition counterparts. The rates TWC can charge for its BST service and certain video equipment, including set-top boxes, in areas not subject to “effective competition” are subject to regulation under federal law. See “—Regulatory Matters” below.

On-Demand services.  On-Demand services are generally available to digital video subscribers. Available On-Demand services include a wide selection of featured movies and special events, for which separate per-use fees are generally charged, and free access to selected movies, programming from broadcast stations and cable networks, music videos, local programming and other content. In addition, premium service (e.g., HBO) subscribers generally have access to the premium service’s On-Demand content without additional fees.

DVR service.  Set-top boxes equipped with DVRs enable customers, among other things, to pause and/or rewind “live” television programs and record programs on the hard drive built into the set-top box. Subscribers pay an additional monthly fee for TWC’s DVR service. As of December 31, 2009, 50%, or approximately 4.4 million, of TWC’s digital video subscribers also subscribed to its DVR service. In 2010, TWC expects to introduce remote DVR management, which will allow customers to program their DVRs via a website or mobile handset, and a multi-room DVR service, which will allow a program recorded on a DVR to be watched on any television with a TWC-provided set-top box in a customer’s home.

Network DVR services.  TWC is expanding the use of Video On-Demand (“VOD”) technology to introduce additional enhancements to the video experience. For instance, as of December 31, 2009, Start Overtm, TWC’s Emmy-award winning technology, was available to 79%, or approximately 7.0 million, of TWC’s digital video subscribers. Start Over allows digital video subscribers using a TWC-provided set-top box to restart select “in progress” programs directly from the relevant channel, without the ability to fast-forward through commercials. TWC has begun rolling out other Network DVR services such as Look Backtm, which extends the window for viewing a program to 72 hours after it has aired, and Quick Clipstm, which allows customers to view short-form content tied to the broadcast station or cable network then being watched.

High-speed Data Services

TWC offered residential high-speed data services to nearly all of its homes passed as of December 31, 2009. TWC’s high-speed data services provide customers with a fast, always-on connection to the Internet. High-speed data subscribers connect to TWC’s cable systems using a cable modem, which TWC provides at no charge or which subscribers can purchase on their own. Subscribers pay a fixed monthly fee based on the level of service received. As of December 31, 2009, TWC served approximately 9.0 million residential high-speed data subscribers.

Road Runner High-Speed Onlinetm.  TWC offers four tiers of Road Runner High-Speed Online service in all of its systems: Turbotm, Standard, Basic and Lite. Each tier offers a different speed at a different monthly fee. Turbo generally offers subscribers speeds of up to 20 Mbps downstream and 2 Mbps upstream. In addition, in the majority of its systems, TWC provides Turbo and Standard subscribers with Powerboosttm at no additional charge, which allows users to initiate brief download speed bursts when TWC’s network capacity permits. During 2009, TWC deployed a new “Wideband” service in New York City, and expects to continue to selectively deploy Wideband in its service areas during 2010. Wideband generally offers subscribers speeds of up to 50 Mbps downstream and 5 Mbps upstream.

TWC’s Road Runner High-Speed Online service provides communication tools and personalized services, including e-mail, PC security, parental controls and online radio, without any additional charge. The Roadrunner.com portal provides access to content and media from local, national and international providers and topic-specific channels, including entertainment, dating, games, news, sports, travel, music, movie listings, shopping, ticketing and coupon sites.

In addition to Road Runner High-Speed Online, most of TWC’s cable systems provide their high-speed data subscribers with access to the services of certain other on-line providers, including Earthlink.

Road Runner Mobiletm.  During the fourth quarter of 2009, TWC launched Road Runner Mobile, a wireless mobile broadband service, in several cities. Road Runner Mobile provides customers with wireless broadband Internet access on their computers via a TWC-provided data card. TWC offers service delivered over Clearwire Corporation’s (“Clearwire”) fourth-generation (“4G”) WiMax network and Sprint Corporation’s (“Sprint”) third-generation (“3G”) CDMA network. In 2010, TWC expects to continue to roll out Road Runner Mobile in additional cities. TWC is also an equity investor in Clearwire, see “—Operating Partnerships, Joint Ventures and Significant Investments” below.

Voice Services

TWC offered its Digital Phone service to nearly all of its homes passed as of December 31, 2009. Most Digital Phone customers receive unlimited local, in-state and U.S., Canada and Puerto Rico calling and a number of calling features, including call waiting, caller ID and Enhanced 911 (“E911”) services, for a fixed monthly fee. TWC also offers additional calling plans with a variety of options that are designed to meet customers’ particular needs, including a local-only calling plan, an unlimited in-state calling plan and an international calling plan. As of December 31, 2009, TWC served approximately 4.2 million residential Digital Phone subscribers. In 2010, TWC expects to launch a residential web portal, which will allow Digital Phone subscribers to use the Internet to customize their Digital Phone features and listen to their voicemail.

Commercial Services

TWC offers video, high-speed data, voice, networking and transport services to commercial customers marketed under the Time Warner Cable Business Class brand.

Video Services

TWC offers small- and medium-sized businesses a full range of video programming tiers and music services. Packages are designed with a wide variety of options to meet the specific demands of a business environment, with access to entertainment and news programming covering world events, local news, weather and financial markets. Commercial subscribers are charged a fixed rate based on their tier of service. As of December 31, 2009, TWC served 160,000 commercial video subscribers.

High-speed Data, Networking and Transport Services

TWC offers commercial customers a variety of high-speed data, networking and transport services.

High-speed data service.  TWC provides high-speed data service to small businesses with speeds of up to 15 Mbps downstream and up to 2 Mbps upstream and, in New York City, up to 50 Mbps downstream and up to 5 Mbps upstream with Wideband (“Shared Internet Access”). TWC also provides dedicated access to small- and medium-sized businesses through a fiber connection to the Internet

(“Dedicated Internet Access”). The downstream and upstream speeds for Dedicated Internet Access service are generally up to 1 Gbps. Customers may add to their Shared Internet Access or Dedicated Internet Access certain additional services, including managed storage, web hosting and personal and managed data security. In addition, TWC expects to begin offering its wireless mobile broadband service, Time Warner Cable Business Class Mobile, to commercial customers in certain of its service areas during 2010.

Commercial subscribers pay a fixed monthly fee based on the services received. Due to their different characteristics, commercial subscribers are charged at different rates than residential subscribers. As of December 31, 2009, TWC had 295,000 commercial high-speed data subscribers.

Commercial networking and transport services.  TWC offers Metro Ethernet service that provides high capacity connections to the Internet for commercial customers with geographically dispersed locations with speeds ranging from up to sub-T1 to up to 10 Gbps. TWC’s Metro Ethernet service can also extend the reach of the customer’s local area network or “LAN” within and between metropolitan areas.

In addition, TWC offers point-to-point transport services to wireless telephone providers, Internet services providers and competitive carriers on a wholesale basis.

Voice Services

TWC offers its commercial voice service, Business Class Phone, to a broad range of businesses. Business Class Phone is a multi-line voice service developed for small businesses, which provides unlimited local, intrastate and long distance calling, along with other key business features, such as call restrictions, non-verified account codes and three-way call transfer. During 2009, TWC also began offering Business Class PRI, which is designed for medium-sized businesses and supports up to twenty-three simultaneous voice calls on each two-way trunk line.

Due to their different characteristics, commercial Business Class Phone subscribers are charged at different rates than residential Digital Phone subscribers. At December 31, 2009, TWC had 67,000 commercial voice subscribers.

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

In many locations, TWC has formed advertising “interconnects” or entered into representation agreements with contiguous cable system operators to deliver locally inserted commercials across wider geographic areas, replicating the reach of the local broadcast stations as much as possible. TWC also sells the video advertising inventory of certain regional sports programming networks. In addition, TWC’s local cable news channels, VOD offerings and online services, such as Roadrunner.com, provide it with opportunities to generate advertising revenue.

Advanced Advertising

TWC is exploring various means to use its VOD and other advanced capabilities to deliver to television advertisers the same kind of advanced advertising offerings and measurement data currently available to Internet advertisers, as well as to attract advertising that would otherwise be placed with other media, such as print and direct mail. For example, in several geographic areas, TWC provides overlays that enable video subscribers with a TWC-provided digital set-top box to request additional information regarding certain advertised products using the remote control, to “telescope” from a traditional advertisement to a long-form VOD segment regarding the advertised product, to vote on a relevant topic or to receive more specific additional information. In addition, in 2009, TWC launched certain digital offerings, such as Promotions on Demand, which enable video subscribers to use their remote control to request that coupons, samples and/or brochures be sent to their home. These tools are used to provide advertisers with important feedback about the impact of their advertising efforts and the value of enhancing the video experience with interactive features. TWC also currently provides anonymized VOD and enhanced TV viewing data to its programming partners.

In 2008, TWC and certain other cable operators formed Canoe Ventures LLC (“Canoe”), a joint venture focused on developing a common technology platform among cable operators for the delivery of advanced advertising products and services to be offered to programmers and advertisers. One component of Canoe’s strategy is to enable TWC and the industry as a whole to expand their measurement capabilities in order to provide anonymized viewing data to marketers and strategic partners to serve as the foundation of its advanced advertising platform.

Marketing and Sales

TWC’s marketing focuses both on acquiring new customers as well as retaining and selling additional services to existing customers. In both cases, offering attractive bundled services, particularly a triple play offering of video, high-speed data and voice services, is a key element of TWC’s strategy. TWC offers bundled services to both its residential and commercial customers and, increasingly, these customers subscribe to two or three of TWC’s primary services. TWC believes that bundled offerings increase its customers’ satisfaction with TWC, increase customer retention and encourage subscription to additional features. Using a proprietary system, TWC is able to segment existing and potential customers, and target its marketing efforts appropriately.

The following table presents selected statistical data regarding TWC’s customer relationships and double play and triple play subscribers (in thousands):

	December 31,
	2009	2008	2007

Customer relationships(a)	14,572	14,582	14,626
Double play(b)	4,900	4,794	4,703
Double play penetration(c)	33.6%	32.9%	32.1%
Triple play(d)	3,448	3,099	2,363
Triple play penetration(e)	23.7%	21.2%	16.2%

(a)	Customer relationships represent the number of subscribers who receive at least one level of the Company’s primary services, encompassing video, high-speed data and voice services (including circuit-switched telephone service, as applicable). For example, a subscriber who purchases only high-speed data service and no video service will count as one customer relationship, and a subscriber who purchases both video and high-speed data services will also count as only one customer relationship.
(b)	Double play subscriber numbers reflect TWC customers who subscribe to two of TWC’s primary services.
(c)	Double play penetration represents double play subscribers as a percentage of customer relationships.
(d)	Triple play subscriber numbers reflect TWC customers who subscribe to all three of TWC’s primary services.
(e)	Triple play penetration represents triple play subscribers as a percentage of customer relationships.

TWC is in the fourth year of using the brand, The Power of Youtm, to advertise a variety of features, such as Start Over, that demonstrate that TWC customers are in control of their experience. This message is delivered via broadcast, TWC’s website, its cable systems, print, radio and other outlets including outdoor advertising, direct mail, e-mail, on-line advertising, local grassroots efforts and non-traditional media.

TWC also employs a wide range of direct channels to reach its customers, including outbound telemarketing, door-to-door sales, online at www.timewarnercable.com and through third-party web partners, and in TWC and third-party retail stores. In addition, TWC uses customer care channels and inbound call centers to sell additional services to existing customers, as well as new services to potential customers.

Customer Care

During 2009, TWC made significant progress in improving its customer care processes and infrastructure. The Company’s customer care strategy is designed to give customers more control over their experience in ways that are simple and easy and, to that end, is focused on the reliability and technical quality of its plant, resolving customers’ issues on the first call, and providing customers several means of communicating with the Company, including online approaches, such as eCare and MyService at www.timewarnercable.com.

Technology

Cable Systems

TWC’s cable systems employ a hybrid fiber coaxial cable, or “HFC,” network. TWC transmits signals on these systems via laser-fed fiber optic cable from origination points known as “headends” and “hubs” to a group of distribution “nodes,” and uses coaxial cable to deliver these signals from the individual nodes to the homes they serve. TWC pioneered this architecture and received an Emmy award in 1994 for its HFC development efforts. HFC architecture allows the delivery of two-way video and broadband transmissions, which is essential to providing advanced video, high-speed data, voice, networking and transport services. As of December 31, 2009, virtually all of the homes passed by TWC’s cable systems were served by two-way capable plant that had been upgraded to provide at least 750MHz of capacity.

TWC believes that its network architecture is sufficiently flexible and extensible to support its current requirements. However, in order for TWC to continue to innovate and deliver new services to its customers, as well as meet its competitive needs, TWC anticipates that it will need to use the bandwidth available to its systems more efficiently over the next few years. To accommodate increasing demands for greater capacity in its network, TWC has deployed a technology known as switched digital video (“SDV”). SDV technology expands network capacity by transmitting only those digital and HD video channels that are being watched within a given grouping of households at any given moment. Since it is generally the case that not all such channels are being watched at all times within a given group of households, SDV technology frees up capacity that can then be made available for other uses, including additional HD channels, expanded VOD offerings, faster high-speed data connections, reliable Digital Phone quality and interactive services. TWC received an Emmy award in 2008 for its efforts in SDV technology development. As of December 31, 2009, approximately 5.9 million (or 46%) of video subscribers received some portion of their video service via SDV technology, and TWC expects to complete its roll-out of SDV technology during 2010.

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

Generally, TWC’s video subscribers must have either a TWC-provided digital set-top box or a “digital cable-ready” television or similar device equipped with a conditional-access security card (“CableCARDtm”) in order to receive digital video programming. However, a unidirectional device, such as a “digital cable-ready” television, cannot request certain digital signals that are necessary to receive TWC’s two-way video services, such as VOD, channels delivered via SDV technology and TWC’s interactive program guide. In order to receive TWC’s two-way video services, customers generally must have a TWC-provided digital set-top box.

CableLabs, a nonprofit research and development consortium founded by members of the cable industry, has put forward a set of hardware and software specifications known as “tru2way,” which represent an effort to create a common platform for set-top box applications regardless of the box’s operating system. Tru2way-enabled televisions and other devices with tru2way technology are able to receive TWC’s two-way video services. During 2009, TWC deployed approximately 2.3 million tru2way-enabled set-top boxes, and it expects to continue to deploy additional boxes during 2010.

Suppliers

TWC contracts with certain third parties for goods and services related to the delivery of its video, high-speed data and voice services.

Video programming.  TWC carries local broadcast stations pursuant to either the Federal Communications Commission (the “FCC”) “must carry” rules or a written retransmission consent agreement with the relevant station owner. The current three-year carriage cycle began on January 1, 2009, and TWC has multi-year retransmission consent agreements in place with most of the retransmission consent stations that it carries. For more information, see “—Regulatory Matters” below. Cable networks, including premium services, are carried pursuant to affiliation agreements. TWC generally pays a monthly per subscriber fee for cable services and sometimes pays a fee for broadcast stations that elect retransmission consent. Such fees typically cover the network or station’s linear feed as well as its free On-Demand content. Payments to the providers of some premium services may be based on a percentage of TWC’s gross receipts from subscriptions to the services. Generally, TWC obtains rights to carry VOD movies and events and to sell and/or rent online video programming via the Road Runner Video Store through iN Demand L.L.C., a company in which TWC holds a minority interest. In some instances, TWC contracts directly with film studios for VOD carriage rights for movies. Such VOD content is generally provided to TWC under revenue-sharing arrangements.

Set-top boxes, program guides and network equipment.  TWC purchases set-top boxes and CableCARDs from a limited number of suppliers, including Cisco Systems Inc. (“Cisco Systems”), Motorola Inc. and Samsung Electronics Co., Ltd. and leases these devices to subscribers at monthly rates. See “—Technology—Cable Systems—Set-top Boxes” above and “—Regulatory Matters” below. TWC purchases routers, switches and other network equipment from a variety of providers, the most significant of which is Cisco Systems. See “Risk Factors—Risks Related to Dependence on Third Parties—TWC may not be able to obtain necessary hardware, software and operational support.” In addition to its Open Cable Digital Navigator (“ODN”) and Mystro Digital Navigator (“MDN”) program guides, TWC provides its subscribers with set-top box program guides from Cisco Systems and Rovi Corporation (formerly Macrovision Corporation).

High-speed data and voice connectivity.  TWC delivers high-speed data and voice services through TWC’s HFC network and regional and national fiber networks that are either owned or leased from third parties. These networks provide connectivity to the Internet. TWC pays fees for leased circuits based on the amount of capacity available to it and pays for Internet connectivity based on the amount of IP-based traffic received from and sent over the other carrier’s network. TWC also has entered into a number of “settlement-free peering” arrangements with third-party networks that allow TWC to exchange traffic with those networks without a fee.

Digital Phone.  Under multi-year agreements between TWC and Sprint, Sprint assists TWC in providing Digital Phone service by routing voice traffic to and from destinations outside of TWC’s network via the public switched telephone network, delivering E911, operator and directory assistance services and assisting in order processing, local number portability and long-distance traffic carriage. In

2009, TWC launched an initiative to replace Sprint as the provider of these services, a process that will take a number of years. See “Risk Factors—Risks Related to Dependence on Third Parties—TWC may not be able to obtain necessary hardware, software and operational support.”

Competition

TWC faces intense competition for customers from a variety of alternative communications, information and entertainment delivery sources. TWC competes with incumbent local telephone companies, including AT&T Inc. (“AT&T”) and Verizon Communications Inc. (“Verizon”), across each of its primary services. Some of these telephone companies offer a broad range of services with features and functions comparable to those provided by TWC and in bundles similar to those offered by TWC, sometimes with the addition of wireless services. Each of TWC’s services also faces competition from other companies that provide services on a stand-alone basis. TWC’s video service faces competition from direct broadcast satellite (“DBS”) services, and increasingly from companies that deliver content to consumers over the Internet. TWC’s high-speed data service faces competition from wireless data providers, and competition in voice service is increasing as more homes in the United States are replacing their wireline telephone service with wireless service. Technological advances and product innovations have increased and will likely continue to increase the number of alternatives available to TWC’s customers, further intensifying competition. See “Risk Factors—Risks Related to Competition.”

Principal Competitors

Incumbent local telephone companies.  TWC’s video, high-speed data and Digital Phone services face competition from the video, digital subscriber line (“DSL”), wireless broadband and wireline and wireless phone offerings of AT&T and Verizon. In a significant number of TWC’s operating areas, AT&T and Verizon have upgraded their networks to carry two-way video, high-speed data and IP-based telephony services, each of which is similar to the corresponding service offered by TWC. Moreover, AT&T and Verizon aggressively market and sell bundles of video, high-speed data and voice services plus, in some cases, wireless services, and they market cross-platform features with their wireless services, such as remote DVR control from a wireless handset. TWC also faces competition in some areas from the DSL, wireless broadband and phone offerings of smaller incumbent local telephone companies, such as Frontier Communications Corporation (“Frontier Communications”) and Cincinnati Bell, Inc. (“Cincinnati Bell”).

Direct broadcast satellite.  TWC’s video service faces competition from DBS services, such as DISH Network Corporation (“Dish Network”) and DirecTV Group Inc. (“DirecTV”). Dish Network and DirecTV offer satellite-delivered pre-packaged programming services that can be received by relatively small and inexpensive receiving dishes. These providers offer aggressive promotional pricing, exclusive programming (e.g., NFL Sunday Tickettm) and video services that are comparable in many respects to TWC’s digital video service, including its DVR service and some of its interactive programming features.

In some areas, incumbent local telephone companies and DBS operators have entered into co-marketing arrangements that allow the telephone companies to offer synthetic bundles (i.e., video service provided principally by the DBS operator, and DSL, wireline phone service and, in some cases, wireless service provided by the telephone company). From a consumer standpoint, the synthetic bundles appear similar to TWC’s bundles.

Cable overbuilders.  TWC operates its cable systems under non-exclusive franchises granted by state or local authorities. The existence of more than one cable system, including municipality-owned systems, operating in the same territory is referred to as an “overbuild.” In some of TWC’s operating areas, other operators have overbuilt TWC’s systems and offer video, high-speed data and voice services in competition with TWC.

Other Competition and Competitive Factors

Aside from competing with the video, high-speed data and voice services offered by incumbent local telephone companies, DBS providers and cable overbuilders, each of TWC’s services also faces competition from other companies that provide services on a stand-alone basis.

Video competition.  TWC’s video service faces competition from a number of different sources, including companies that deliver movies, television shows and other video programming over broadband Internet connections, such as Hulu.com, Apple Inc.’s iTunes, Netflix Inc.’s “Watch Instantly” and YouTube. Increasingly, content owners are utilizing Internet-based delivery of content directly to consumers, some without charging a fee for access to the content. Furthermore, due to consumer electronics innovations, consumers are able to watch such Internet-delivered content on television sets. TWC also competes with online order services with mail delivery and video stores.

“Online” competition.  TWC’s high-speed data service faces competition from a variety of companies that offer other forms of online services, including low cost dial-up services over telephone lines and wireless broadband services, such as those offered by Verizon, AT&T, Sprint, T-Mobile USA, Inc. and Clearwire, Internet service via power lines, satellite and various other wireless services (e.g., Wi-Fi).

Digital Phone competition.  TWC’s Digital Phone service competes with wireline, wireless and “over-the-top” phone providers. An increasing number of homes in the U.S. are replacing their traditional wireline telephone service with wireless phone service, a trend commonly referred to as “wireless substitution.” Wireless phone providers are encouraging this trend with aggressive marketing and the launch of wireless products targeted for home use. TWC also competes with “over-the-top” providers, such as Vonage, Skype, magicJack and Google Voice, and companies that sell phone cards at a cost per minute for both national and international service. The increase in wireless substitution and in the number of different technologies capable of carrying voice services has intensified the competitive environment in which TWC operates its Digital Phone service.

Additional competition.  In addition to multi-channel video providers, cable systems compete with all other sources of news, information and entertainment, including over-the-air television broadcast reception, live events, movie theaters and the Internet. In general, TWC also faces competition from other media for advertising dollars. To the extent that TWC’s services converge with theirs, TWC competes with the manufacturers of consumer electronics products. For instance, TWC’s DVR service competes with similar devices manufactured by consumer electronics companies.

Commercial competition.  TWC competes with incumbent local telephone companies, especially AT&T and Verizon, across all of its commercial services: video, high-speed data, voice, networking and transport. In addition, on a stand-alone basis, TWC’s commercial video service faces competition from DBS providers that compete with TWC primarily in the hospitality and restaurant industry, and its commercial high-speed data, voice, networking and transport services face competition from national and smaller regional competitive local exchange carriers or, “CLECs,” and from a variety of smaller incumbent local telephone companies, such as Frontier Communications and Cincinnati Bell.

Franchise process.  Under the Cable Television Consumer Protection and Competition Act of 1992, franchising authorities are prohibited from unreasonably refusing to award additional franchises. In December 2006, the FCC adopted an order intended to make it easier for competitors to obtain franchises, by defining when the actions of county- and municipal-level franchising authorities will be deemed to be unreasonable as part of the franchising process. Furthermore, legislation supported by regional telephone companies has been enacted in a number of states to allow these companies to enter the video distribution business under state-wide franchises and without obtaining local franchise approval. Legislation of this kind has been enacted in California, Kansas, Missouri, North Carolina, Ohio, South Carolina, Texas and Wisconsin, which include some of the Company’s largest operating areas. See “—Regulatory Matters—Video Services—Franchising” and “Risk Factors—Risks Related to Government Regulation.”

Employees

As of December 31, 2009, TWC had approximately 47,000 employees, including approximately 1,400 part-time employees. 4.6% of TWC’s employees are represented by labor unions. TWC considers its relations with its employees to be good.

Regulatory Matters

TWC’s business is subject, in part, to regulation by the FCC and by most local and state governments where TWC has cable systems. In addition, TWC’s business is operated subject to compliance with the terms of the Memorandum Opinion and Order issued by the FCC in July 2006 in connection with the regulatory clearance of the transactions related to TWC’s 2006 acquisition of cable systems from Adelphia Communications Corporation and Comcast Corporation (the “Adelphia/Comcast Transactions Order”). Various legislative and regulatory proposals under consideration from time to time by the United States Congress (“Congress”) and various federal agencies have in the past materially affected TWC and may do so in the future.

The Communications Act of 1934, as amended (the “Communications Act”), and the regulations and policies of the FCC affect significant aspects of TWC’s cable system operations, including video subscriber rates; carriage of broadcast television signals and cable programming, as well as the way TWC sells its program packages to subscribers; the use of cable systems by franchising authorities and other third parties; cable system ownership; offering of voice, high-speed data and transport services; and its use of utility poles and conduits.

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

Video Services

Subscriber rates.  The Communications Act and the FCC’s rules regulate rates for basic cable service and equipment in communities that are not subject to “effective competition,” as defined by federal law. Where there has been no finding by the FCC of effective competition, federal law authorizes franchising authorities to regulate the monthly rates charged by the operator for the minimum level of video programming service, referred to as basic service tier or BST, which generally includes broadcast television signals, satellite-delivered broadcast networks and superstations, local origination channels, a few specialty networks and public access, educational and government channels. This regulation also applies to the installation, sale and lease of equipment used by subscribers to receive basic service, such as set-top boxes and remote control units. In the majority of its localities, TWC is no longer subject to rate regulation, either because the local franchising authority has not become certified by the FCC to regulate these rates or because the FCC has found that there is effective competition.

Carriage of broadcast television stations and other programming regulation.  The Communications Act and the FCC’s regulations contain broadcast signal carriage requirements that allow local commercial television broadcast stations to elect once every three years to require a cable system to carry their stations, subject to some exceptions, commonly called “must carry,” or to negotiate with cable systems the terms on which the cable systems may carry their stations, commonly called “retransmission consent.” The current carriage cycle began on January 1, 2009.

The Communications Act and the FCC’s regulations require a cable operator to devote up to one-third of its activated channel capacity for the mandatory carriage of local commercial television stations that elect “must carry.” The Communications Act and the FCC’s regulations give local non-commercial television stations mandatory carriage rights, but non-commercial stations do not have the option to negotiate retransmission consent for the carriage of their signals by cable systems. Additionally, cable systems must obtain retransmission consent for all “distant” commercial television stations (i.e., those television stations outside the designated market area to which a community is assigned) except for commercial satellite-delivered independent “superstations” and some low-power television stations.

In 2005, the FCC reaffirmed its earlier decision rejecting multi-casting (i.e., carriage of more than one program stream per broadcaster) requirements with respect to carriage of broadcast signals pursuant to must-carry rules. Certain parties filed petitions for reconsideration. To date, no action has been taken on these reconsideration petitions, and TWC is unable to predict what requirements, if any, the FCC might adopt in connection with multi-casting.

In September 2007, the FCC adopted rules that require cable operators that offer at least some analog service (i.e., that are not operating “all-digital” systems) to provide subscribers down-converted analog versions of must-carry broadcast stations’ digital signals. In addition, must-carry stations broadcasting in HD format must be carried in HD on cable systems with greater than 552 MHz capacity; standard-definition signals may be carried only in analog format. These rules became effective after the broadcast television transition from analog to digital service for full power television stations on June 12, 2009, and are currently scheduled to terminate after three years, subject to FCC review.

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

In addition, the Communications Act and FCC regulations also require TWC to give various kinds of advance notice of certain changes in TWC’s programming line-up. Under certain circumstances, TWC must give as much as 30 or 45 days’ advance notice to subscribers, programmers and franchising authorities of such changes. DBS operators and other non-cable programming distributors are not subject to analogous duties.

Ownership limitations.  There are various rules prohibiting joint ownership of cable systems and other kinds of communications facilities, including local telephone companies and multichannel multipoint distribution service facilities. The Communications Act also requires the FCC to adopt “reasonable limits” on the number of subscribers a cable operator may reach through systems in which it holds an ownership interest. In December 2007, the FCC adopted an order establishing a 30% limit on the percentage of nationwide multichannel video subscribers that any single cable provider can serve. The U.S. Court of Appeals for the District of Columbia Circuit reversed and vacated the FCC order in August 2009. TWC is unable to predict when the FCC will take action to set new limits, if any. The Communications Act also requires the FCC to adopt “reasonable limits” on the number of channels that cable operators may fill with programming services in which they hold an ownership interest. The matter remains pending before the FCC. It is uncertain when the FCC will rule on this issue or how any regulation it adopts might affect TWC.

Pole attachment regulation.  The Communications Act requires that investor-owned utilities provide cable systems and telecommunications carriers with non-discriminatory access to any pole, conduit or right-of-way controlled by those utilities. The Communications Act permits the FCC to regulate the rates, terms and conditions imposed by these utilities for cable systems’ use of utility poles and conduit space. States are permitted to preempt FCC jurisdiction over pole attachments through certifying that they regulate the terms of attachments themselves. Many states in which TWC operates have done so. The FCC or a certifying state could increase pole attachment rates paid by cable operators. In addition, the FCC has adopted a higher pole attachment rate applicable to pole attachments made by any company that provides telecommunications services. The applicability of and method for calculating pole attachment rates for cable operators that provide Voice Over Internet Protocol (“VoIP”) services remains unclear. In November 2007, the FCC issued a Notice of Proposed Rulemaking that proposes to establish a new unified pole attachment rate that would apply to attachments made by cable operators and telecommunications companies that are used to provide high-speed Internet services. It is unclear whether this ruling would apply to VoIP services or have any effect on the pole attachment rates for companies providing telecommunications services. The proposed rate could be higher than the current rate paid by cable service providers. In addition, in August 2009, a coalition of electric utility companies petitioned the FCC to declare that the pole attachment rate for attachments used by cable companies to provide VoIP services should be assessed at the higher rate paid by telecommunications providers. TWC has opposed this petition. If either of these petitions is adopted, TWC’s current payments for pole attachments could materially increase. Finally, some of the poles TWC uses are exempt from federal regulation because they are owned by utility cooperatives and municipal entities. These entities may not renew TWC’s existing agreements when they expire, and they may require TWC to pay substantially increased fees. A number of these entities are currently seeking to impose substantial rate increases. Any increase in TWC’s pole attachment rates or inability to secure continued pole attachment agreements with these cooperatives or municipal utilities on commercially reasonable terms could cause TWC’s business, financial results or financial condition to suffer. For further discussion of pole attachment rates, see the discussion in “Risk Factors—Risks Related to Dependence on Third Parties—TWC may encounter substantially increased pole attachment costs.”

Set-top box regulation.  Certain regulatory requirements are also applicable to set-top boxes and other equipment that can be used to receive digital video services. Currently, many cable subscribers rent from their cable operator a set-top box that performs both signal-reception functions and conditional-access security functions. The lease rates cable operators charge for this equipment are subject to rate regulation to the same extent as basic cable service. Under these regulations, cable operators are allowed to set equipment rates for set-top boxes, CableCARDs and remote controls on the basis of actual capital costs, plus an annual after-tax rate of return of 11.25%, on the capital cost (net of depreciation). In 1996, Congress enacted a statute requiring the FCC to pass rules fostering the availability of set-top boxes. An implementing regulation, which became effective on July 1, 2007, requires cable operators to cease placing into service new set-top boxes that have integrated security functions. DBS operators are not subject to this requirement.

In December 2002, cable operators and consumer-electronics companies entered into a standard-setting agreement relating to reception equipment that uses a conditional-access security card—a CableCARD—provided by the cable operator to receive one-way cable services. To implement the agreement, the FCC adopted regulations that (i) establish a voluntary labeling system for such one-way devices; (ii) require most cable systems to support these devices; and (iii) adopt various content-encoding rules, including a ban on the use of “selectable output controls” to direct program content only through authorized outputs. In June 2007, the FCC initiated a Notice of Proposed Rulemaking that may lead to regulations covering equipment sold at retail that is designed to receive two-way products and services, which, if adopted, could increase TWC’s cost in supporting such equipment. This Notice of Proposed Rulemaking remains pending. In June 2008, cable operators and consumer-electronics companies entered into a Memorandum of Understanding that establishes a national platform for retail devices to receive interactive (or two-way) cable services.

In November 2009, in its National Broadband Plan proceeding, the FCC identified a set-top box “innovation gap” that it stated could hinder the convergence of video, TV and IP-based technology. In December 2009, the FCC sought specific comment on how it can encourage innovation in the market for navigation devices. If the FCC requires multi-channel video programming distributors (“MVPDs”) and consumer electronics manufacturers to develop a universal “plug-and-play” device for all MVPDs, it may impede innovation in this area.

Multiple dwelling units and inside wiring.  In November 2007, the FCC adopted an order declaring null and void all exclusive access arrangements between cable operators and multiple dwelling units and other centrally managed real estate developments (“MDUs”). In connection with the order, the FCC also issued a Further Notice of Proposed Rulemaking regarding whether to expand the ban on exclusivity to other types of MVPDs in addition to cable operators, including DBS providers, and whether to expand the scope of the rules to prohibit exclusive marketing and bulk billing agreements. The U.S. Court of Appeals for the District of Columbia Circuit upheld the order in May 2009. The FCC also has adopted rules facilitating competitors’ access to the cable wiring inside such MDUs. This order, which was upheld by the U.S. Court of Appeals for the District of Columbia Circuit in October 2008, could have an adverse impact on TWC’s business because it allows competitors to use wiring inside MDUs that TWC has already deployed.

Copyright regulation.  TWC’s cable systems provide subscribers with, among other things, content from local and distant television broadcast stations. TWC generally does not obtain a license to use the copyrighted performances contained in these stations’ programming directly from program owners. Instead, in exchange for filing reports with the U.S. Copyright Office and contributing a percentage of revenue to a federal copyright royalty pool, cable operators obtain rights to retransmit copyrighted material contained in broadcast signals pursuant to a compulsory license. The elimination or substantial modification of this compulsory copyright license has been the subject of ongoing legislative and administrative review, and, if eliminated or modified, could adversely affect TWC’s ability to obtain suitable programming and could substantially increase TWC’s programming costs. Additionally, the U.S. Copyright Office has released a ruling on issues relating to the calculation of compulsory license fees that could increase the amount cable operators are required to pay into the copyright royalty pool. Legislation has been introduced to address this issue and it is pending as of February 18,

2010. Further, the U.S. Copyright Office has not yet made any determinations as to how the compulsory license will apply to digital broadcast signals and services.

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

Program access and Adelphia/Comcast Transactions Order.  In the Adelphia/Comcast Transactions Order, the FCC imposed conditions on TWC, which will expire in July 2012, related to regional sports networks (“RSNs”), as defined in the Adelphia/Comcast Transactions Order, and the resolution of disputes pursuant to the FCC’s leased access regulations. In particular, the Adelphia/Comcast Transactions Order provides that (i) neither TWC nor its affiliates may offer an affiliated RSN on an exclusive basis to any MVPD; (ii) TWC may not unduly or improperly influence the decision of any affiliated RSN to sell programming to an unaffiliated MVPD or the prices, terms and conditions of sale of programming by an affiliated RSN to an unaffiliated MVPD; (iii) if an MVPD and an affiliated RSN cannot reach an agreement on the terms and conditions of carriage, the MVPD may elect commercial arbitration to resolve the dispute; (iv) if an unaffiliated RSN is denied carriage by TWC, it may elect commercial arbitration to resolve the dispute in accordance with the FCC’s program carriage rules; and (v) with respect to leased access, if an unaffiliated programmer is unable to reach an agreement with TWC, that programmer may elect commercial arbitration to resolve the dispute, with the arbitrator being required to resolve the dispute using the FCC’s existing rate formula relating to pricing terms. The FCC has suspended this “baseball style” arbitration procedure as it relates to TWC’s carriage of unaffiliated RSNs, although it allowed the arbitration of a claim brought by the Mid-Atlantic Sports Network because the claim was brought prior to the suspension. In that case, in October 2008, the FCC’s Media Bureau upheld the arbitrator’s ruling in favor of the Mid-Atlantic Sports Network, and TWC has petitioned for review by the full FCC. In addition, Herring Broadcasting, Inc., which does business as WealthTV, filed a program carriage complaint against TWC and other cable operators alleging discrimination against WealthTV’s programming in favor of a similarly situated video programming vendors in violation of the FCC’s rules. In October 2009, after convening an evidentiary hearing on the merits of the claim, an FCC Administrative Law Judge issued a recommended decision in favor of TWC and the other cable operators in the proceeding, which WealthTV appealed to the full FCC. These proceedings remain pending.

Tax.  Under the Telecommunications Act of 1996, DBS providers benefit from federal preemption of locally imposed or administered taxes and fees on video services, including those borne by the Company and its customers. Several states have enacted or are considering parity tax measures to equalize the tax and fee burden imposed on DBS and cable video services. DBS providers have been challenging such parity efforts in the courts, Congress and, increasingly, state legislatures in an effort to maintain their competitive pricing advantage and preclude states from implementing such parity tax measures. Thus far, the states have prevailed in the federal and state courts with respect to legal challenges to such tax parity statutes. However, there can be no assurance as to the outcome with respect to cases still pending and ongoing legislative efforts.

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

At the state level, several states, including California, Kansas, Missouri, North Carolina, Ohio, South Carolina, Texas and Wisconsin, have enacted statutes intended to streamline entry by additional video competitors, some of which provide more favorable treatment to new entrants than to existing providers. Similar bills are pending or may be enacted in additional states. Despite TWC’s efforts and the protections of federal law, it is possible that some of TWC’s franchises may not be renewed, and TWC may be required to make significant additional investments in its cable systems in response to requirements imposed in the course of the franchise renewal process. See “—Competition—Other Competition and Competitive Factors—Franchise process.”

High-speed Internet Access Services

TWC provides high-speed data services over its existing cable facilities. In 2002, the FCC released an order in which it determined that cable-provided high-speed Internet access service is an interstate “information service” rather than a “cable service” or a “telecommunications service,” as those terms are defined in the Communications Act. That determination was sustained by the U.S. Supreme Court. The “information service” classification means that the service is not subject to regulation as a cable service or as a telecommunications service under federal, state, or local law. Nonetheless, TWC’s high-speed Internet access service is subject to a number of regulatory requirements, including the Communications Assistance for Law Enforcement Act (“CALEA”), which requires that high-speed data providers implement certain network capabilities to assist law enforcement agencies in conducting surveillance of criminal suspects.

“Net neutrality” legislative and regulatory proposals.  Several disparate groups have adopted the term “net neutrality” in connection with their efforts to persuade Congress and regulators to adopt rules that could limit the ability of broadband providers to effectively manage or operate their broadband networks. In previous Congressional sessions, legislation has been introduced proposing “net neutrality” requirements, which would have limited to a greater or lesser extent the ability of high-speed Internet access service providers to adopt pricing models and network management policies. Similar legislation was introduced in the most recent session, as well as legislation to prevent the FCC from adopting any net neutrality rules.

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

Several parties have sought to persuade the FCC to adopt net neutrality-type regulations in a number of proceedings before the agency; however, none of these proceedings has resulted in the adoption of formal regulations. Despite this, in November 2007, a formal complaint was filed against Comcast Corporation (“Comcast”) alleging that its use of “reset packets” to manage peer-to-peer file-sharing traffic constituted an unreasonable network management practice. In August 2008, the FCC released a decision finding in favor of the complainant relying in part on the FCC’s Net Neutrality Policy Statement. That decision is under appeal. In October 2009, the FCC initiated a Notice of Proposed Rulemaking that proposes to adopt so-called “net neutrality” rules that it describes as intended to preserve the openness of the Internet. The proposed rules would apply to all providers of broadband Internet access services, whether wireline or wireless, but would not apply to providers of applications, content or other services. The FCC indicated that its comment process seeks comment both on its rationales for the draft proposals as well as their form and scope. Initial comments were filed on January 14, 2010, and reply comments are due by March 5, 2010. For further discussion of “net neutrality” and the impact such proposals could have on TWC if adopted, see the discussion in “Risk Factors—Risks Related to Government Regulation—‘Net neutrality’ legislation or regulation could limit TWC’s ability to operate its high-speed data business profitably and to manage its broadband facilities efficiently to respond to growing bandwidth usage by TWC’s high-speed data customers.”

American Recovery and Reinvestment Act of 2009.  The American Recovery and Reinvestment Act of 2009 (“ARRA”), enacted on February 17, 2009, provides approximately $7 billion to stimulate investment in broadband. As of February 18, 2010, only a small portion of the available funds has been awarded. All broadband funding awards must be made by September 30, 2010. TWC did not apply for any of these funds, but many other organizations have done so. TWC could be placed at a disadvantage if these funds are not made available in a competitively neutral way, or are used to compete with TWC’s broadband services in a manner that gives the recipients a competitive advantage.

National Broadband Plan.  As part of the ARRA, Congress directed the FCC to develop a National Broadband Plan to deliver to Congress by February 17, 2010. The primary focuses of the plan are universal broadband deployment, increased broadband utilization and adoption, and the integration of broadband into several key “national purposes,” such as healthcare, education, energy and E-government. The FCC initiated a proceeding to develop the National Broadband Plan in April 2009 and has issued more than 28 different requests for comment on related issues. The cable industry, generally, has encouraged the FCC to focus on ways to increase broadband adoption and digital literacy. On January 7, 2010, FCC Chairman Genachowski notified Congress of the need for a one month extension until March 17, 2010 to deliver the plan to Congress. The final plan is expected to result in a number of new rulemaking proceedings. TWC is unable to predict the impact of such proceedings on TWC’s business.

Voice Services

TWC currently offers residential and commercial voice services using VoIP technology. Traditional providers of circuit-switched telephone services generally are subject to significant regulation. It is unclear whether and to what extent regulators will subject interconnected VoIP services such as TWC’s residential and commercial voice services to the same regulations that apply to the traditional voice services provided by incumbent telephone companies. In February 2004, the FCC opened a broad-based rulemaking proceeding to consider these and other issues. That rulemaking remains pending. The FCC has, however, extended a number of traditional telephone carrier regulations to interconnected VoIP providers, including requiring interconnected VoIP providers: to provide E911 capabilities as a standard feature to their subscribers; to comply with the requirements of CALEA to assist law enforcement investigations in providing, after a lawful request, call content and call identification information; to contribute to the federal universal service fund; to pay regulatory fees; to comply with subscriber privacy rules; to provide access to their services to persons with disabilities; and to comply with service discontinuance requirements and local number portability (“LNP”) rules when subscribers change telephone providers.

Certain other issues related to interconnected VoIP services remain unclear. In particular, in November 2004, the FCC determined that regardless of their regulatory classification, certain interconnected VoIP services qualify as interstate services with respect to economic regulation. The FCC preempted state public utility commission regulations that address such issues as entry certification and tariffing requirements, as applied to interconnected VoIP services. On March 21, 2007, the U.S. Court of Appeals for the Eighth Circuit affirmed the FCC’s November 2004 order with respect to these VoIP services. Despite this ruling, certain states have sought to impose state regulation on interconnected VoIP providers such as TWC. For instance, in 2008, the Wisconsin public utility commission ruled that TWC’s Digital Phone service is subject to traditional, circuit-switched telephone regulation. In addition, other state commissions have opened investigations into whether and to what extent interconnected VoIP services should be regulated in their respective states.

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

Commercial Networking and Transport Services

Entities providing point-to-point and other transport services generally have been subjected to various kinds of regulation. In particular, in connection with intrastate transport services, state regulatory authorities commonly require such providers to obtain and maintain certificates of public convenience and necessity and to file tariffs setting forth the service’s rates, terms, and conditions and to have just, reasonable, and non-discriminatory rates, terms and conditions. Interstate transport services are governed by similar federal regulations. In addition, providers generally may not transfer assets or ownership without receiving approval from or providing notice to state and federal authorities. Finally, providers of point-to-point and similar transport services are generally required to contribute to various state and federal regulatory funds, including state universal funds and the Federal Universal Service Fund.

Operating Partnerships, Joint Ventures and Significant Investments

Time Warner Entertainment Company, L.P.

TWE is a Delaware limited partnership that was formed in 1992 that, as of the Separation Transactions, is wholly owned by TWC. At the time of the restructuring of TWE (the “TWE Restructuring”), which was completed on March 31, 2003, subsidiaries of Time

Warner owned general and limited partnership interests in TWE consisting of 72.36% of the pro-rata priority capital and residual equity capital and 100% of the junior priority capital, and a trust established for the benefit of Comcast (“Comcast Trust I”) owned limited partnership interests in TWE consisting of 27.64% of the pro-rata priority capital and residual equity capital. Prior to the TWE Restructuring, TWE’s business consisted of interests in cable systems, cable networks and filmed entertainment.

Through a series of steps executed in connection with the TWE Restructuring, TWE transferred its non-cable businesses, including its filmed entertainment and cable network businesses, along with associated liabilities, to Warner Communications Inc., a wholly owned subsidiary of Time Warner, and the ownership structure of TWE was reorganized so that (i) TWC owned 94.3% of the residual equity interests in TWE, (ii) Comcast Trust I owned 4.7% of the residual equity interests in TWE and (iii) American Television and Communications Corporation (“ATC”), a wholly owned subsidiary of Time Warner, owned 1.0% of the residual equity interests in TWE and $2.4 billion in mandatorily redeemable preferred equity issued by TWE. In addition, following the TWE Restructuring, Time Warner indirectly held shares of TWC Class A common stock and Class B common stock representing, in the aggregate, 89.3% of the voting power and 82.1% of TWC’s outstanding equity.

On July 28, 2006, the partnership interests and preferred equity originally held by ATC were contributed to Time Warner NY Cable LLC (“TW NY Cable”), a wholly owned subsidiary of TWC, in exchange for a 12.43% non-voting common stock economic interest in TW NY, and Comcast Trust I’s ownership interest in TWE was redeemed. As a result, Time Warner had no direct interest in TWE and Comcast no longer had any interest in TWE. As a result of the Separation Transactions, Time Warner no longer has an ownership interest in TWC or TW NY. As of December 31, 2009, TWE had $2.6 billion in principal amount of outstanding debt securities with maturities ranging from 2012 to 2033 and fixed interest rates ranging from 8.375% to 10.15%. See “Management’s Discussion and Analysis of Results of Operations and Financial Condition—Financial Condition and Liquidity—Outstanding Debt and Mandatorily Redeemable Preferred Equity and Available Financial Capacity.”

TWE-A/N Partnership Agreement

The following description summarizes certain provisions of the partnership agreement relating to the Time Warner Entertainment–Advance/Newhouse Partnership (“TWE-A/N”). Such description does not purport to be complete and is subject to, and is qualified in its entirety by reference to, the provisions of the TWE-A/N partnership agreement.

Partners of TWE-A/N.  The general partnership interests in TWE-A/N are held by TW NY Cable and TWE (the “TW Partners”) and Advance/Newhouse Partnership (“A/N”), a partnership owned by wholly owned subsidiaries of Advance Publications Inc. and Newhouse Broadcasting Corporation. The TW Partners also hold preferred partnership interests. TWE acquired its interest in TWE-A/N as the result of a merger of its wholly owned subsidiary, TWE-A/N Holdco, L.P. (which previously held the interest), into TWE on December 31, 2008.

2002 restructuring of TWE-A/N.  The TWE-A/N cable television joint venture was formed by TWE and A/N in December 1995. A restructuring of the partnership was completed during 2002. As a result of this restructuring, cable systems and their related assets and liabilities serving approximately 2.1 million subscribers as of December 31, 2002 (which amount is not included in TWE-A/N’s 4.7 million consolidated subscribers, as of December 31, 2009) located primarily in Florida (the “A/N Systems”), were transferred to a wholly owned subsidiary of TWE-A/N (the “A/N Subsidiary”). As part of the restructuring, effective August 1, 2002, A/N’s interest in TWE-A/N was converted into an interest that tracks the economic performance of the A/N Systems, while the TW Partners retain the economic interests and associated liabilities in the remaining TWE-A/N cable systems. Also, in connection with the restructuring, TWC effectively acquired A/N’s interest in Road Runner. TWE-A/N’s financial results, other than the results of the A/N Systems, are consolidated with TWC’s.

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

Restrictions on transfer—TW Partners.  Each TW Partner is generally permitted to directly or indirectly dispose of its entire partnership interest at any time to a wholly owned affiliate of TWE (in the case of transfers by TWE) or to TWE, TWC or a wholly owned affiliate of TWE or TWC (in the case of transfers by TW NY Cable). In addition, the TW Partners are also permitted to transfer their partnership interests through a pledge to secure a loan, or a liquidation of TWE in which TWC, or its affiliates, receives a majority of the interests of TWE-A/N held by the TW Partners. TWE is allowed to issue additional partnership interests in TWE so long as TWC continues to own, directly or indirectly, either 35% or 43.75% of the residual equity capital of TWE, depending on when the issuance occurs.

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

Clearwire Investment

TWC holds an indirect equity interest in Clearwire, which was formed by the combination of the respective wireless broadband businesses of Sprint and Clearwire Communications LLC, an operating subsidiary of Clearwire (the “Clearwire Investment”). The Clearwire Invesment is focused on deploying the first nationwide 4G wireless network to provide mobile broadband services to wholesale and retail customers. Clearwire’s Class A Common Stock is listed for trading on the NASDAQ Global Select Market. In November 2008, TWC, Intel Corporation (“Intel”), Google Inc., Comcast and Bright House Networks, LLC (collectively, the “Clearwire Investors”) invested $3.2 billion (the “Initial Clearwire Investment”) in Clearwire Communications LLC. TWC initially invested $550 million for membership interests in Clearwire Communications, LLC, which represented an ownership interest in Clearwire, after post-closing adjustments, of approximately 4.47%. In connection with the transaction, TWC entered into wholesale agreements with Clearwire and Sprint that allow TWC to offer wireless services utilizing Clearwire’s 4G WiMax network and Sprint’s 3G CDMA network. See “—Services—Residential Services—High-speed Data Services” above.

In November 2009, TWC, Sprint, Intel, Comcast, Bright House Networks, LLC and Eagle River Holdings, LLC (the “Participating Equityholders”) collectively agreed to invest up to an additional $1.564 billion in Clearwire Communications LLC, of which TWC agreed to fund approximately $103 million (the “Follow-On Clearwire Investment”). Through December 31, 2009, $1.497 billion of the investment had been funded, of which TWC had invested $99 million. Following the completion of the transaction in the first quarter of 2010, TWC expects its ownership in Clearwire will be approximately 4.93%.

In exchange for TWC investing in the Follow-On Clearwire Investment in amounts in excess of its pro rata ownership in Clearwire prior to such investment, Clearwire agreed to pay TWC a cash fee of $2 million. Certain other Participating Equityholders received similar fees in connection with the Follow-On Clearwire Investment.

In connection with the Initial Clearwire Investment, affiliates of TWC and the other Clearwire Investors entered into an operating agreement, an equity holders’ agreement and a registration rights agreement (the “Registration Rights Agreement”) with Clearwire, and, other than Intel, a strategic investor agreement governing certain rights and obligations of the parties with respect to the governance of Clearwire, including director nominations, transfer and purchase restrictions on Clearwire’s common stock, rights of first refusal, pre-emptive rights and tag-along rights. Under the Registration Rights Agreement, TWC is entitled to two demand registration rights (other than demands to file a registration statement on Form S-3) as long as the securities to be registered have an aggregate price to the public of not less than $50 million. On December 21, 2009, Clearwire filed a shelf registration statement providing for the registration and sale of all Clearwire securities held by TWC as of such date.

Wireless Spectrum Joint Venture

TWC is a participant in a joint venture with certain other cable companies (“SpectrumCo”) that holds advanced wireless spectrum (“AWS”) licenses. In January 2009, SpectrumCo redeemed the 10.9% interest held by an affiliate of Cox Communications, Inc. (“Cox”) and Cox received AWS licenses, principally covering the areas in which Cox provides cable services, and approximately $70 million in cash (of which TWC’s share was $22 million). Following the closing of the Cox transaction, SpectrumCo’s AWS licenses cover 20 MHz over 80% of the continental United States and Hawaii.

Item 1A.	Risk Factors.

Risks Related to Competition

TWC faces a wide range of competition, which could negatively affect its business and financial results.

TWC’s industry is, and will continue to be, highly competitive. Some of TWC’s principal competitors, incumbent local telephone companies, in particular, offer services that provide features and functions comparable to the video, high-speed data and/or voice services that TWC offers, and they offer them in bundles similar to TWC’s, sometimes with the addition of wireless services. In a significant number of TWC’s operating areas, AT&T and Verizon have upgraded their networks to carry two-way video, high-speed data with substantial bandwidth and IP-based telephony services, which they market and sell in bundles, in some cases, along with their wireless service.

In addition, each of TWC’s services faces competition from other companies that provide services on a stand-alone basis. TWC’s video service faces competition from DBS providers that try to distinguish their services from TWC’s by offering aggressive promotional pricing, exclusive programming, and/or assertions of superior service or offerings. Increasingly, TWC’s video service also faces competition from companies that deliver content to consumers over the Internet, some without charging a fee for access to the content. This trend could negatively impact customer demand for TWC’s video service, especially premium and On-Demand services, and could encourage content owners to seek higher license fees from TWC in order to subsidize their free distribution of content. TWC also faces competition in high-speed data service from wireless data providers, and in voice service from wireline, wireless and “over-the-top” phone providers, especially as an increasing number of homes in the United States replace their wireline telephone service with wireless service.

Any inability to compete effectively or an increase in competition with respect to video, high-speed data or voice services could have an adverse effect on TWC’s financial results and return on capital expenditures due to possible increases in the cost of gaining and retaining subscribers and lower per subscriber revenue, could slow or cause a decline in TWC’s growth rates, and reduce TWC’s revenues. As TWC expands and introduces new and enhanced services, TWC may be subject to competition from other providers of those services. TWC cannot predict the extent to which this competition will affect its future business and financial results or return on capital expenditures.

Future advances in technology, as well as changes in the marketplace, in the economy and in the regulatory and legislative environments, may result in changes to the competitive landscape. For additional information, see “—Risks Related to Government Regulation,” and “Business—Competition” and “—Regulatory Matters.”

TWC faces risks relating to competition for the leisure and entertainment time of audiences, which has intensified in part due to advances in technology.

In addition to the various competitive factors discussed above, TWC’s business is subject to risks relating to increasing competition for the leisure and entertainment time of consumers. TWC’s business competes with all other sources of entertainment and information delivery. Technological advancements, such as VOD, new video formats, and Internet streaming and downloading, many of which have been beneficial to TWC’s business, have nonetheless increased the number of entertainment and information delivery choices available to consumers and intensified the challenges posed by audience fragmentation. Increasingly, content owners are delivering their content directly to consumers over the Internet, often without charging any fee for access to the content. Furthermore, due to consumer electronics innovations, consumers are more readily able to watch such Internet-delivered content on television sets and mobile devices. The increasing number of choices available to audiences could negatively impact not only consumer demand for TWC’s products and services, but also advertisers’ willingness to purchase advertising from TWC. If TWC does not respond appropriately to the increasing leisure and entertainment choices available to consumers, TWC’s competitive position could deteriorate, and TWC’s financial results could suffer.

TWC’s competitive position and business and financial results could suffer if it does not develop compelling wireless offerings.

TWC believes that broadband cable networks currently provide the most efficient means to deliver its services, but consumers are increasingly interested in accessing information, entertainment and communication services outside the home as well. TWC launched Road Runner Mobile, a wireless mobile broadband service, in several cities during the fourth quarter of 2009, and it expects to continue to roll out the service in additional cities during 2010. TWC utilizes Clearwire’s mobile broadband network to provide the service pursuant to a wholesale agreement with Clearwire. Clearwire’s network is currently available in a limited number of cities and there can be no assurance that Clearwire will successfully finance, construct and deploy a nationwide mobile broadband network.

TWC does not offer wireless voice products although some of its wireline competitors and their affiliates do offer such products. TWC may determine that it needs to offer a wireless voice product to remain competitive. If TWC incurs significant costs in developing or marketing wireless mobile voice and/or broadband offerings, and the resulting offerings are not competitive with the offerings of TWC’s competitors or appealing to TWC’s customers, TWC’s business and financial results could suffer. Furthermore, if TWC’s competitors expand their service bundles to include compelling wireless features before TWC has rolled out equivalent or more compelling offerings, TWC may not be in a position to provide a competitive service offering and its growth, business and financial results may be adversely affected.

Risks Related to TWC’s Operations

A prolonged economic downturn, especially a continued downturn in the housing market, may negatively impact TWC’s ability to attract new subscribers and generate increased subscription revenues.

The United States economy has experienced a period of slowdown, and the future economic environment may continue to be less favorable than that of prior years. A continuation or further weakening of these economic conditions could lead to further reductions in consumer demand for the Company’s services, especially premium services and DVRs, and a continued increase in the number of homes that replace their wireline telephone service with wireless service, which would negatively impact TWC’s ability to attract customers, increase rates and maintain or increase subscription revenues. In addition, providing video services is an established and highly penetrated business. TWC’s ability to achieve incremental growth in video subscribers is dependent to a large extent on growth in occupied housing in TWC’s service areas, which is influenced by both national and local economic conditions. If growth in the number of occupied homes in TWC’s operating areas continues to decline, it may negatively impact TWC’s ability to gain new video subscribers.

TWC’s business is characterized by rapid technological change, and if TWC does not respond appropriately to technological changes, its competitive position may be harmed.

TWC operates in a highly competitive, consumer-driven and rapidly changing environment and its success is, to a large extent, dependent on its ability to acquire, develop, adopt and exploit new and existing technologies to distinguish its services from those of its competitors. If TWC chooses technologies or equipment that are less effective, cost-efficient or attractive to its customers than those chosen by its competitors, or if TWC offers services that fail to appeal to consumers, are not available at competitive prices or that do not function as expected, TWC’s competitive position could deteriorate, and TWC’s business and financial results could suffer.

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

The rising popularity of bandwidth-intensive Internet-based services poses special risks for TWC’s high-speed data service. Examples of such services include peer-to-peer file sharing services, gaming services and the delivery of video via streaming technology and by download. If heavy usage of bandwidth-intensive services grows beyond TWC’s current expectations, TWC may need to invest more capital than currently anticipated to expand the bandwidth capacity of its systems or TWC’s customers may have a suboptimal experience when using TWC’s high-speed data service. In order to continue to provide quality service at attractive prices, TWC needs the continued flexibility to develop and refine business models that respond to changing consumer uses and demands and to manage bandwidth usage efficiently. TWC’s ability to do these things could be restricted by legislative or regulatory efforts to impose so-called “net neutrality” requirements on cable operators. See “—Risks Related to Government Regulation—‘Net neutrality’ legislation or regulation could limit TWC’s ability to operate its high-speed data business profitably and to manage its broadband facilities efficiently to respond to growing bandwidth usage by TWC’s high-speed data customers.”

TWC may encounter unforeseen difficulties as it increases the scale of its service offerings to commercial customers.

TWC has sold video, high-speed data, network and transport services to businesses for some time and, in 2007, introduced an IP-based telephony service, Business Class Phone, geared to small- and medium-sized businesses. In order to provide its commercial customers with reliable services, TWC may need to increase expenditures, including spending on technology, equipment and personnel. If the services are not sufficiently reliable or TWC otherwise fails to meet commercial customers’ expectations, the growth of its commercial services business may be limited. In addition, TWC faces competition from the existing local telephone companies as well as from a variety of other national and regional business services competitors. If TWC is unable to successfully attract and retain commercial customers, its growth, financial condition and results of operations may be adversely affected.

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

TWC is party to agreements with Time Warner and an affiliate of Time Warner governing the use of “Time Warner Cable” and “Road Runner” that may be terminated if TWC fails to perform its obligations under those agreements or if TWC undergoes a specified change of control.

TWC licenses “Time Warner Cable” and “Road Runner” from Time Warner and an affiliate of Time Warner, respectively. These license agreements may be terminated by Time Warner or its affiliate if TWC commits a significant breach of its obligations under such agreements, undergoes a specified change of control, or materially fails to maintain the quality standards established for the use of these trademarks and the products and services related to these trademarks.

If Time Warner or its affiliate terminates these brand name license agreements, TWC would lose the goodwill associated with its brand names and be forced to develop new brand names, which would likely require substantial expenditures, and TWC’s business, financial results or financial condition could be materially adversely affected.

The accounting treatment of goodwill and other identified intangibles could result in future asset impairments, which would be recorded as operating losses.

Authoritative guidance issued by the Financial Accounting Standards Board (“FASB”) requires that goodwill, including the goodwill included in the carrying value of investments accounted for using the equity method of accounting, and other intangible assets deemed to have indefinite useful lives, such as cable franchise rights, cease to be amortized. The guidance requires that goodwill and certain intangible assets be tested annually for impairment or earlier upon the occurrence of certain events or substantive changes in circumstances. If TWC finds that the carrying value of goodwill or a certain intangible asset exceeds its estimated fair value, it will reduce the carrying value of the goodwill or intangible asset to the estimated fair value, and TWC will recognize an impairment. Any such impairment is required to be recorded as a noncash operating loss.

TWC’s 2009 annual impairment analysis, which was performed as of December 31, 2009, did not result in any goodwill or cable franchise rights impairment charges. However, it is possible that impairment charges may be recorded in the future to reflect potential declines in fair value. See “Management’s Discussion and Analysis of Results of Operations and Financial Condition—Critical Accounting Policies and Estimates—Asset Impairments—Goodwill and Indefinite-lived Intangible Assets” and “—Long-lived Assets.”

TWC has incurred substantial debt, which may limit its flexibility and prevent it from taking advantage of business opportunities.

As of December 31, 2009, TWC had $21.583 billion of net debt and mandatorily redeemable preferred equity. This level of indebtedness may limit TWC’s ability to respond to market conditions, provide for capital investment needs or take advantage of business opportunities. Also, as a result of TWC’s increased borrowings in 2008 and 2009 to fund the Special Dividend, its interest expense will be higher than it was prior to the borrowings, which will affect TWC’s profitability and cash flows.

Risks Related to Dependence on Third Parties

Increases in programming and retransmission costs or the inability to obtain popular programming could adversely affect TWC’s operations, business or financial results.

Video programming costs represent a major component of TWC’s expenses and are expected to continue to increase primarily due to the increasing cost of obtaining desirable programming, particularly broadcast and sports programming. TWC’s video programming costs as a percentage of video revenues have increased over recent years and will continue to increase over the next coming years as cable programming and broadcast station retransmission consent cost increases outpace growth in video revenues. Furthermore, providers of desirable content may be unwilling to enter into distribution arrangements with TWC on acceptable terms and owners of non-broadcast video programming content may enter into exclusive distribution arrangements with TWC’s competitors. A failure to carry programming that is attractive to TWC’s subscribers could adversely impact subscription and advertising revenues.

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

TWC has multi-year agreements with Sprint under which it provides certain functions and services necessary to TWC in providing Digital Phone service to customers by routing voice traffic to and from destinations outside of TWC’s network via the public switched telephone network, delivering E911, operator and directory assistance service and assisting in order processing, local number portability and long-distance traffic carriage. TWC recently launched an initiative to replace Sprint as the provider of these services. However, the process will take a number of years, during which time TWC’s reliance on Sprint for these services may render TWC vulnerable to service disruptions and other operational difficulties, which could have an adverse effect on TWC’s business and financial results.

TWC may encounter substantially increased pole attachment costs.

Under federal law, TWC has the right to attach cables carrying video and other services to telephone and similar poles of investor-owned utilities at regulated rates. However, because these cables may carry services other than video services, such as high-speed data services or new forms of voice services, some utility pole owners have sought to impose additional fees for pole attachment. The U.S. Supreme Court has rejected the efforts of some utility pole owners to make cable attachments carrying Internet traffic ineligible for regulatory protection. Pole owners have, however, made arguments in other areas of pole regulation that, if successful, could significantly increase TWC’s costs. In November 2007, the FCC issued a Notice of Proposed Rulemaking that proposes to establish a single pole attachment rate for all utility pole owners carrying broadband Internet access services that would be higher than the rate charged for video and cable modem service. In addition, in August 2009, a coalition of electric utility companies petitioned the FCC to declare that the pole attachment rate for cable companies’ digital telephone service should be assessed at the higher rate paid by telecommunications providers rather than the rate paid by cable providers.

Some of the poles TWC uses are exempt from federal regulation because they are owned by utility cooperatives and municipal entities. These entities may not renew TWC’s existing agreements when they expire, and they may require TWC to pay substantially increased fees. A number of these entities are currently seeking to impose substantial rate increases. Any increase in TWC’s pole attachment rates or inability to secure continued pole attachment agreements with these cooperatives or municipal utilities on commercially reasonable terms could cause TWC’s business, financial results or financial condition to suffer.

Risks Related to Government Regulation

TWC’s business is subject to extensive governmental regulation, which could adversely affect its business.

TWC’s video and voice services are subject to extensive regulation at the federal, state, and local levels. In addition, the federal government has extended some regulation to high-speed data services and is considering additional regulations. TWC is also subject to regulation of its video services relating to rates, equipment, technologies, programming, levels and types of services, taxes and other charges. Modification to existing regulations or the imposition of new regulations could have an adverse impact on TWC’s services. TWC expects that legislative enactments, court actions, and regulatory proceedings will continue to clarify and, in some cases, change the rights of cable companies and other entities providing video, high-speed data and voice services under the Communications Act and other laws, possibly in ways that TWC has not foreseen. The results of these legislative, judicial, and administrative actions may materially affect TWC’s business operations.

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

Several disparate groups have adopted the term “net neutrality” in connection with their efforts to persuade Congress and regulators to adopt rules that could limit the ability of broadband providers to effectively manage or operate their broadband networks. Proponents of net neutrality advocate a variety of regulations, including regulations which prohibit broadband providers from recovering the costs of rising bandwidth usage from any parties other than retail customers; require absolute nondiscrimination for any Internet traffic; and require forms of “open access.” In October 2009, the FCC initiated a Notice of Proposed Rulemaking that proposes to adopt so-called “net neutrality” rules that it describes as intended to preserve the openness of the Internet. The proposed rules would apply to all providers of broadband Internet access services, whether wireline or wireless, but would not apply to providers of applications, content or other services. The FCC indicated that its comment process seeks comment both on its rationales for the draft proposals as well as their form and scope. Any final rules that ultimately may be adopted, depending upon their scope and terms, could have a significant adverse effect on the Company’s broadband services.

The average bandwidth usage of TWC’s high-speed data customers has been increasing significantly in recent years as the amount of high-bandwidth content and the number of applications available on the Internet continue to grow. In order to continue to provide quality service at attractive prices, TWC needs the continued flexibility to develop and refine business models that respond to changing consumer uses and demands and to manage bandwidth usage efficiently. As a result, depending on the form it might take, “net neutrality” legislation or regulation could adversely impact TWC’s ability to operate its high-speed data network profitably and to undertake the upgrades that may be needed to continue to provide high quality high-speed data services and could negatively impact its ability to compete effectively. For a description of current regulatory proposals, see “Business—Regulatory Matters—High-speed Internet Access Services—‘Net neutrality’ legislative and regulatory proposals.”

Rate regulation could materially adversely impact TWC’s operations, business, financial results or financial condition.

Under current FCC regulations, rates for BST video service and associated equipment are permitted to be regulated. In the majority of its localities, TWC is not subject to BST video rate regulation, either because the local franchising authority has not asked the FCC for permission to regulate rates or because the FCC has found that there is “effective competition.” Also, there is currently no rate regulation for TWC’s other services, including high-speed data and voice services. It is possible, however, that the FCC or Congress will adopt more extensive rate regulation for TWC’s video services or regulate other services, such as high-speed data and voice services, which could impede TWC’s ability to raise rates, or require rate reductions, and therefore could cause TWC’s business, financial results or financial condition to suffer.

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

The IRS and state and local tax authorities may challenge the tax characterizations of the Adelphia Acquisition (as defined below), the Redemptions (as defined below) and the Exchange (as defined below), or TWC’s related valuations, and any successful challenge by the IRS or state or local tax authorities could materially adversely affect TWC’s tax profile, significantly increase TWC’s future cash tax payments and significantly reduce TWC’s future earnings and cash flow.

The acquisition by TW NY Cable and Comcast of assets comprising in aggregate substantially all of the cable assets of Adelphia Communications Corporation (the “Adelphia Acquisition”) was designed to be a fully taxable asset sale, the redemption by TWC of Comcast’s interests in TWC (the “TWC Redemption”) was designed to qualify as a tax-free split-off under section 355 of the Internal Revenue Code of 1986, as amended (the “Tax Code”), the redemption by TWE of Comcast’s interests in TWE (the “TWE Redemption” and collectively with the TWC Redemption, the “Redemptions”) was designed as a redemption of Comcast’s partnership interest in TWE, and the exchange between TW NY Cable and Comcast immediately after the Adelphia Acquisition (the “Exchange”) was designed as an exchange of designated cable systems. There can be no assurance, however, that the Internal Revenue Service (the “IRS”) or state or local tax authorities (collectively with the IRS, the “Tax Authorities”) will not challenge one or more of such characterizations or TWC’s related valuations. Such a successful challenge by the Tax Authorities could materially adversely affect TWC’s tax profile (including TWC’s ability to recognize the intended tax benefits from the Adelphia/Comcast Transactions), significantly increase TWC’s future cash tax payments and significantly reduce TWC’s future earnings and cash flow. The tax consequences of the Adelphia Acquisition, the Redemptions and the Exchange are complex and, in many cases, subject to significant uncertainties, including, but not limited to, uncertainties regarding the application of federal, state and local income tax laws to various transactions and events contemplated therein and regarding matters relating to valuation.

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

As part of the Separation Transactions, Time Warner received a private letter ruling from the IRS and Time Warner and TWC received opinions of tax counsel confirming that the Separation Transactions should generally qualify as tax-free to Time Warner and its stockholders for U.S. federal income tax purposes. The ruling and opinions rely on certain facts, assumptions, representations, and undertakings from Time Warner and TWC regarding the past and future conduct of the companies’ businesses and other matters. If any of these facts, assumptions, representations or undertakings are incorrect or not otherwise satisfied, Time Warner and its stockholders may not be able to rely on the ruling or the opinions and could be subject to significant tax liabilities. Notwithstanding the private letter ruling and opinions, the IRS could determine on audit that the Separation Transactions should be treated as taxable transactions if it determines that any of these facts, assumptions, representations or undertakings are not correct or have been violated, or for other reasons, including as a result of significant changes in the stock ownership of Time Warner or TWC after the Distribution.

Under the tax sharing agreement among Time Warner and TWC, TWC generally would be required to indemnify Time Warner against its taxes resulting from the failure of any of the Separation Transactions to qualify as tax-free as a result of (i) certain actions or failures to act by TWC or (ii) the failure of certain representations made by TWC to be true. Due to the potential impact of significant stock ownership changes on the taxability of the Separation Transactions, TWC’s indemnification obligations may prevent it from entering into transactions that might otherwise be advantageous, such as issuing equity securities to satisfy financing needs or acquiring businesses or assets with equity securities if such issuances would exceed certain thresholds and such actions could be considered part of a plan or series of related transactions that include the Distribution.

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

Tax legislation and administrative initiatives or challenges to the Company’s tax positions could adversely affect the Company’s results of operations and financial condition.

TWC operates cable systems in locations throughout the United States and, as a result, it is subject to the tax laws and regulations of the U.S. federal, state and local governments. From time to time, various legislative and/or administrative initiatives may be proposed that could adversely affect the Company’s tax positions. There can be no assurance that the Company’s effective tax rate or tax payments will not be adversely affected by these initiatives. As a result of state and local budget shortfalls due primarily to the recession as well as other considerations, certain states and localities have imposed or are considering imposing new or additional taxes or fees on TWC’s services or changing the methodologies or base on which certain fees and taxes are computed. Such potential changes include additional taxes or fees on the TWC’s services which could impact its customers, combined reporting and other changes to general business taxes, central/unit-level assessment of property taxes and other matters that could increase TWC’s income, franchise, sales, use and/or property tax liabilities. In addition, U.S. federal, state and local tax laws and regulations are extremely complex and subject to varying interpretations. There can be no assurance that TWC ’s tax positions will not be challenged by relevant tax authorities or that TWC would be successful in any such challenge.

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

TWC’s principal physical assets consist of operating plant and equipment, including signal receiving, encoding and decoding devices, headends and distribution systems and equipment at or near subscribers’ homes for each of TWC’s cable systems. The signal receiving apparatus typically includes a tower, antenna, ancillary electronic equipment and earth stations for reception of satellite signals. Headends, consisting of electronic equipment necessary for the reception, amplification and modulation of signals, are located near the receiving devices. TWC’s distribution system consists primarily of fiber optic and coaxial cables, lasers, routers, switches and related electronic equipment. TWC’s cable plant and related equipment generally are either attached to utility poles under pole rental agreements with local public utilities or the distribution cable is buried in underground ducts or trenches. Customer premise equipment consists principally of set-top boxes and cable modems. The physical components of cable systems require periodic maintenance.

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

As of December 31, 2009, TWC leased and owned real property housing national operations centers and regional data centers used in its high-speed data services business in Herndon, VA; Raleigh, NC; Syracuse, NY; Austin, TX; Kansas City, MO; Orange County, CA; New York, NY; Coudersport, PA; and Columbus, OH, and TWC also leased and owned locations for its corporate offices in New York, NY; Stamford, CT; and Charlotte, NC as well as numerous business offices, warehouses and properties housing divisional operations throughout the United States. TWC’s signal reception sites, primarily antenna towers and headends, and microwave facilities are located on owned and leased parcels of land, and TWC owns or leases space on the towers on which certain of its equipment is located. TWC owns most of its service vehicles.

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

On June 22, 2005, Mecklenburg County filed suit against TWE-A/N in the General Court of Justice District Court Division, Mecklenburg County, North Carolina and on July 1, 2005, the action was removed to the U.S. District Court for the Western District of North Carolina. Mecklenburg County, the franchisor in TWE-A/N’s Mecklenburg County cable system, alleges that TWE-A/N’s predecessor failed to construct an institutional network in 1981 and that TWE-A/N assumed that obligation upon the transfer of the franchise in 1995. Mecklenburg County is seeking compensatory damages and TWE-A/N’s release of certain video channels it is currently using on the cable system. On April 14, 2006, TWE-A/N filed a motion for summary judgment, which the district court granted on January 26, 2010 on the basis plaintiff’s claims were barred by the statute of limitations. The time to appeal this decision has not yet expired. If the decision is appealed, TWE-A/N will defend against this lawsuit vigorously.

On June 16, 1998, plaintiffs in Andrew Parker and Eric DeBrauwere, et al. v. Time Warner Entertainment Company, L.P. and Time Warner Cable filed a purported nationwide class action in U.S. District Court for the Eastern District of New York claiming that TWE sold its subscribers’ personally identifiable information and failed to inform subscribers of their privacy rights in violation of the Cable Communications Policy Act of 1984 and common law. The plaintiffs seek damages and declaratory and injunctive relief. On August 6, 1998, TWE filed a motion to dismiss, which was denied on September 7, 1999. On December 8, 1999, TWE filed a motion to deny class certification, which was granted on January 9, 2001 with respect to monetary damages, but denied with respect to injunctive relief. On June 2, 2003, the U.S. Court of Appeals for the Second Circuit vacated the district court’s decision denying class certification as a matter of law and remanded the case for further proceedings on class certification and other matters. On May 4, 2004, plaintiffs filed a motion for class certification, which the Company opposed. On October 25, 2005, the district court granted preliminary approval of a class settlement arrangement, but final approval of that settlement was denied on January 26, 2007. The parties subsequently reached a revised settlement to resolve this action on terms that are not material to the Company and submitted their agreement to the district court on April 2, 2008. On July 6, 2009, the district court granted approval of the settlement, which certain class members have appealed with respect to attorneys’ fees. The Company intends to defend against this lawsuit vigorously should the settlement not be upheld.

Certain Patent Litigation

On September 1, 2006, Ronald A. Katz Technology Licensing, L.P. (“Katz”) filed a complaint in the U.S. District Court for the District of Delaware alleging that TWC and several other cable operators, among other defendants, infringe 18 patents purportedly relating to the Company’s customer call center operations and/or voicemail services. The plaintiff is seeking unspecified monetary damages as well as injunctive relief. On March 20, 2007, this case, together with other lawsuits filed by Katz, was made subject to a Multidistrict Litigation (“MDL”) Order transferring the case for pretrial proceedings to the U.S. District Court for the Central District of California. In April 2008, TWC and other defendants filed “common” motions for summary judgment, which argued, among other things, that a number of claims in the patents at issue are invalid under Sections 112 and 103 of the Patent Act. On June 19 and August 4, 2008, the court issued orders granting, in part, and denying, in part, those motions. Defendants filed additional individual motions for summary judgment in August 2008, which argued, among other things, that defendants’ respective products do not infringe the surviving claims in plaintiff’s patents. On August 13, 2009, the district court found one additional patent invalid, but denied defendants’ motions for summary judgment on three remaining patents, and on October 27, 2009, the district court denied the defendants’ requests for reconsideration of the decision. On January 29, 2010, the district court found one of the three remaining patents invalid based on a motion for summary judgment brought by another defendant. The Company intends to defend against this lawsuit vigorously.

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

On April 26, 2005, Acacia Media Technologies (“AMT”) filed suit against TWC in the U.S. District Court for the Southern District of New York alleging that TWC infringes several patents held by AMT. AMT has publicly taken the position that delivery of broadcast video (except live programming such as sporting events), pay-per-view, VOD and ad insertion services over cable systems infringe its patents. AMT has brought similar actions regarding the same patents against numerous other entities, and all of the previously pending litigations have been made the subject of an MDL Order consolidating the actions for pretrial activity in the U.S. District Court for the Northern District of California. On October 25, 2005, the TWC action was consolidated into the MDL proceedings. The plaintiff is seeking unspecified monetary damages as well as injunctive relief. On September 25, 2009, the district court ruled on the Company’s summary judgment motions finding all AMT patents invalid and, on February 2, 2010, AMT filed its notice of appeal to this decision. The Company will defend against this lawsuit vigorously.

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

The following table sets forth the name of each executive officer of the Company, the office held by such officer and the age of such officer as of February 19, 2010.

Name	Age	Office

Glenn A. Britt	60	Chairman, President and Chief Executive Officer
Ellen East	48	Executive Vice President and Chief Communications Officer
Landel C. Hobbs	47	Chief Operating Officer
Michael LaJoie	55	Executive Vice President and Chief Technology Officer
Marc Lawrence-Apfelbaum	54	Executive Vice President, General Counsel and Secretary
Gail MacKinnon	47	Executive Vice President and Chief Government Affairs Officer
Robert D. Marcus	44	Senior Executive Vice President and Chief Financial Officer
Carl U.J. Rossetti	61	Executive Vice President and President, Time Warner Cable Ventures
Peter C. Stern	38	Executive Vice President and Chief Strategy Officer

Set forth below are the principal positions held during at least the last five years by each of the executive officers named above:

Mr. Britt	Glenn A. Britt has served as the Company’s Chairman, President and Chief Executive Officer since March 2009, having served as the Company’s President and Chief Executive Officer from February 2006 and, prior to that, as the Company’s Chairman and Chief Executive Officer from March 2003. Prior to that, Mr. Britt was the Chairman and Chief Executive Officer of the Time Warner Cable division of TWE, now the Company’s subsidiary, from August 2001 and its President from January 1999 to August 2001. Prior to assuming that position, he held various senior positions with Time Warner Cable Ventures, a unit of TWE, certain of the Company’s predecessor entities, and Time Warner and its predecessor Time Inc.

Ms. East	Ellen East has served as the Company’s Executive Vice President and Chief Communications Officer since October 2007. Prior to that, she served as Vice President of Communications and Public Affairs at Cox Communications Inc., a provider of video, internet and telephone services, from January 2000 having served in various other positions there from 1993. In that capacity, she oversaw internal, external and shareholder communications and community relations and provided strategic advice on public and media relations, industry affairs and regulatory issues.

Mr. Hobbs	Landel C. Hobbs has served as the Company’s Chief Operating Officer since August 2005. Prior to that, he served as the Company’s Executive Vice President and Chief Financial Officer from March 2003 and in the same capacity for the Time Warner Cable division of TWE from October 2001. Prior to that, he was Vice President, Financial Analysis and Operations Support for Time Warner from September 2000 to October 2001. Prior to that, beginning in 1993, Mr. Hobbs was employed by Turner Broadcasting System, Inc. (“TBS”) (a subsidiary of Time Warner since 1996), including as Senior Vice President and Chief Accounting Officer from 1996 until September 2000.

Mr. LaJoie	Michael L. LaJoie has served as the Company’s Executive Vice President and Chief Technology Officer since January 2004. Prior to that, he served as Executive Vice President of Advanced Technology from March 2003 and in the same capacity for the TWC division of TWE from August 2002. Mr. LaJoie served as Vice President of Corporate Development of the Time Warner Cable division of TWE from 1998.

Mr. Lawrence-Apfelbaum	Marc Lawrence-Apfelbaum has served as the Company’s Executive Vice President, General Counsel and Secretary since January 2003. Prior to that, he served as Senior Vice President, General Counsel and Secretary of the Time Warner Cable division of TWE from 1996 and other positions in the law department prior to that.

Ms. MacKinnon	Gail MacKinnon has served as the Company’s Executive Vice President and Chief Government Affairs Officer since August 2008. Prior to that, she served as Senior Vice President of Global Public Policy for Time Warner from January 2007. Prior to joining Time Warner, Ms. MacKinnon served as Senior Vice President for Government Relations at the

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

Mr. Marcus	Robert D. Marcus has served as the Company’s Senior Executive Vice President and Chief Financial Officer since January 1, 2008. Prior to that, he served as the Company’s Senior Executive Vice President from August 2005, joining the Company from Time Warner where he had served as Senior Vice President, Mergers and Acquisitions from 2002. Mr. Marcus joined Time Warner in 1998 as Vice President of Mergers and Acquisitions.

Mr. Rossetti	Carl U.J. Rossetti has served as the Company’s Executive Vice President and President of Time Warner Cable Ventures since April 2009. Prior to that, Mr. Rossetti served as the Company’s Executive Vice President, Corporate Development from August 2002. Previously, Mr. Rossetti served as an Executive Vice President of the Time Warner Cable division of TWE from 1998 and in various other positions since 1976.

Mr. Stern	Peter C. Stern has served as the Company’s Executive Vice President and Chief Strategy Officer since March 2008. Prior to that, he served as the Company’s Executive Vice President of Product Management from 2005, after serving as Senior Vice President of Strategic Planning from 2004. Mr. Stern joined the Company from Time Warner where he had served as Vice President of Strategic Initiatives from 2001.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The principal market for TWC Common Stock is the NYSE. In connection with the Separation, TWC effected the Recapitalization in March 2009, causing each share of TWC Class A common stock and Class B common stock to be converted into one share of TWC Common Stock. For quarterly price information for the two years ended December 31, 2009 with respect to TWC Common Stock and, prior to the Recapitalization, TWC Class A common stock, as adjusted for the TWC Reverse Stock Split and reflecting the payment of the Special Dividend, see “Quarterly Financial Information” at page 103 herein, which information is incorporated herein by reference. There was no established public trading market for the Company’s Class B common stock, which prior to the Separation was held of record by one holder. There were approximately 33,251 holders of record of TWC Common Stock as of February 10, 2010.

On March 12, 2009, TWC paid the Special Dividend of $10.27 per share ($30.81 per share after giving effect to the 1-for-3 reverse stock split, aggregating $10.856 billion) to holders of record on March 11, 2009 of TWC’s outstanding Class A common stock and Class B common stock. On January 28, 2010, TWC announced that it would begin paying a regular quarterly cash dividend of $.40 per share on TWC Common Stock. TWC expects to pay the first dividend on March 15, 2010 to stockholders of record on February 26, 2010. TWC currently expects to pay comparable cash dividends in the future; however, changes in TWC’s dividend program will depend on the Company’s earnings, capital requirements, financial condition and other factors considered relevant by the Company’s Board of Directors.

Item 6.	Selected Financial Data.

The selected financial information of TWC for the five years ended December 31, 2009 is set forth at pages 101 through 102 herein and is incorporated herein by reference.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The information set forth under the caption “Management’s Discussion and Analysis of Results of Operations and Financial Condition” at pages 32 through 56 herein is incorporated herein by reference.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

The information set forth under the caption “Market Risk Management” at pages 51 through 53 herein is incorporated herein by reference.

Item 8.	Financial Statements and Supplementary Data.

The consolidated financial statements of TWC and the report of independent registered public accounting firm thereon set forth at pages 57 through 97 and 99 herein are incorporated herein by reference.

Quarterly Financial Information set forth at page 103 herein is incorporated herein by reference.

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

Management’s Report on Internal Control Over Financial Reporting

Management’s report on internal control over financial reporting and the report of the independent registered public accounting firm thereon set forth at pages 98 and 100 is incorporated herein by reference.

Changes in Internal Control Over Financial Reporting

There have not been any changes in TWC’s internal control over financial reporting during the quarter ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

Item 9B.	Other Information.

Not applicable.

PART III

Items 10, 11, 12, 13 and 14.	Directors, Executive Officers and Corporate Governance; Executive Compensation; Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters; Certain Relationships and Related Transactions and Director Independence; Principal Accountant Fees and Services.

Information called for by Items 10, 11, 12, 13 and 14 of Part III is incorporated by reference from the Company’s definitive Proxy Statement to be filed in connection with its 2010 Annual Meeting of Stockholders pursuant to Regulation 14A, except that (i) the information regarding the Company’s executive officers called for by Item 401(b) of Regulation S-K has been included in Part I of this Annual Report and (ii) the information regarding certain Company equity compensation plans called for by Item 201(d) of Regulation S-K is set forth below.

The Company has adopted a Code of Ethics for its Senior Executive and Senior Financial Officers. A copy of the Code is publicly available on the Company’s website at www.timewarnercable.com/investors. Amendments to the Code or any grant of a waiver from a provision of the Code requiring disclosure under applicable SEC rules will also be disclosed on the Company’s website.

Equity Compensation Plan Information

The following table summarizes information as of December 31, 2009, about the Company’s outstanding equity compensation awards and shares of common stock reserved for future issuance under the Company’s equity compensation plans.

Number of securities
	Number of securities		remaining available for
	to be issued upon	Weighted-average exercise	future issuance under
	exercise of outstanding	price of outstanding	equity compensation plans
	options, warrants	options, warrants	(excluding securities
	and rights(2)	and rights(2)	reflected in column (a))(3)
	(a)	(b)	(c)

Equity compensation plans approved by security holders(1)	15,529,000	$32.45	28,743,928
Equity compensation plans not approved by security holders	—	—	—

Total	15,529,000	$32.45	28,743,928

(1)	Equity compensation plans approved by security holders covers the Time Warner Cable Inc. 2006 Stock Incentive Plan (the “2006 Stock Plan”), which was originally approved by the Company’s stockholders in May 2007 and is currently the Company’s only compensation plan pursuant to which the Company’s equity is awarded.
(2)	Column (a) includes 4,009,145 shares of TWC Common Stock underlying outstanding restricted stock units. Because there is no exercise price associated with restricted stock units, such equity awards are not included in the weighted-average exercise price calculation in column (b).
(3)	A total of 51,299,660 shares of TWC Common Stock have been authorized for issuance pursuant to the terms of the 2006 Stock Plan. Any shares of TWC Common Stock issued in connection with awards other than stock options or stock appreciation rights (a “Non-option Award”) are counted against the shares remaining available under the 2006 Stock Plan as the number of shares equal to a ratio (the “Ratio”) for every share issued in connection with a Non-option Award and any shares issued in connection with stock options or stock appreciation rights are counted against the limit as one share for every share issued. The Ratio is the quotient resulting from dividing (a) the grant date fair value of such Non-option Award, as determined for financial reporting purposes, by (b) the grant date fair value of a stock option granted under the 2006 Stock Plan. As a result, based on the Ratio determined on December 31, 2009, of the shares of TWC Common Stock available for future issuance under the 2006 Stock Plan listed in column (c), as of December 31, 2009, a maximum of 11,646,186 shares may be issued in connection with awards of restricted stock or restricted stock units.

In connection with the Separation, the Company’s stockholders approved amendments to the 2006 Stock Plan that, among other things, increased the number of shares of TWC Common Stock authorized for issuance thereunder by 18.0 million shares. As a result, as of December 31, 2009, the Company was authorized to issue up to 51.3 million shares of TWC Common Stock under the 2006 Stock Plan (which also reflects certain Separation-related adjustments to outstanding awards effected pursuant to the terms of the 2006 Stock Plan and the TWC Reverse Stock Split).

Stock options granted under the 2006 Plan have exercise prices equal to the fair market value of TWC Common Stock at the date of grant. Generally, the stock options vest ratably over a four-year vesting period and expire ten years from the date of grant. Certain stock option awards provide for accelerated vesting upon the grantee’s termination of employment after reaching a specified age and years of service. In connection with the payment of the Special Dividend and the TWC Reverse Stock Split, adjustments were made to the number of underlying shares and exercise prices of outstanding TWC stock options to maintain the fair value of those awards.

PART IV

Item 15.	Exhibits and Financial Statements Schedules.

(a)(1)-(2) Financial Statements and Schedules:

(i) The list of consolidated financial statements and schedules set forth in the accompanying Index to Consolidated Financial Statements and Other Financial Information at page 31 herein is incorporated herein by reference. Such consolidated financial statements and schedules are filed as part of this Annual Report.

(ii) All other financial statement schedules are omitted because the required information is not applicable, or because the information required is included in the consolidated financial statements and notes thereto.

(3) Exhibits:

The exhibits listed on the accompanying Exhibit Index are filed or incorporated by reference as part of this Annual Report and such Exhibit Index is incorporated herein by reference. Exhibits 10.31 through 10.43 and 10.46 through 10.58 listed on the accompanying Exhibit Index identify management contracts or compensatory plans or arrangements required to be filed as exhibits to this Annual Report, and such listing is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TIME WARNER CABLE INC.

By:	/s/ Glenn A. Britt
Name:     Glenn A. Britt

Title:	Chairman, President and Chief Executive Officer

Dated: February 19, 2010

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Glenn A. Britt Glenn A. Britt	Chairman, President and Chief Executive Officer (principal executive officer)	February 19, 2010

/s/ Robert D. Marcus Robert D. Marcus	Senior Executive Vice President and Chief Financial Officer (principal financial officer)	February 19, 2010

/s/ William F. Osbourn, Jr. William F. Osbourn, Jr.	Senior Vice President and Controller (principal accounting officer)	February 19, 2010

/s/ Carole Black Carole Black	Director	February 19, 2010

/s/ Thomas H. Castro Thomas H. Castro	Director	February 19, 2010

/s/ David C. Chang David C. Chang	Director	February 19, 2010

/s/ James E. Copeland, Jr. James E. Copeland, Jr.	Director	February 19, 2010

/s/ Peter R. Haje Peter R. Haje	Director	February 19, 2010

/s/ Donna A. James Donna A. James	Director	February 19, 2010

/s/ Don Logan Don Logan	Director	February 19, 2010

/s/ N.J. Nicholas, Jr. N.J. Nicholas, Jr.	Director	February 19, 2010

/s/ Wayne H. Pace Wayne H. Pace	Director	February 19, 2010

/s/ Edward D. Shirley Edward D. Shirley	Director	February 19, 2010

/s/ John E. Sununu John E. Sununu	Director	February 19, 2010

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
MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS
OF OPERATIONS AND FINANCIAL CONDITION

INTRODUCTION

Management’s discussion and analysis of results of operations and financial condition (“MD&A”) is a supplement to the accompanying consolidated financial statements and provides additional information on Time Warner Cable Inc.’s (together with its subsidiaries, “TWC” or the “Company”) business, current developments, financial condition, cash flows and results of operations. MD&A is organized as follows:

•	Overview. This section provides a general description of TWC’s business, as well as recent developments the Company believes are important in understanding the results of operations and financial condition or in understanding anticipated future trends.

•	Financial statement presentation. This section provides a summary of how the Company’s operations are presented in the accompanying consolidated financial statements.

•	Results of operations. This section provides an analysis of the Company’s results of operations for the three years ended December 31, 2009.

•	Financial condition and liquidity. This section provides an analysis of the Company’s cash flows for the three years ended December 31, 2009, as well as a discussion of the Company’s outstanding debt and commitments that existed as of December 31, 2009. Included in the analysis of outstanding debt is a discussion of the amount of financial capacity available to fund the Company’s future commitments, as well as a discussion of other financing arrangements.

•	Market risk management. This section discusses how the Company monitors and manages exposure to potential gains and losses arising from changes in market rates and prices, such as interest rates.

•	Critical accounting policies and estimates. This section discusses accounting policies and estimates that require the use of assumptions that were uncertain at the time the estimate was made and that could have a material effect on the Company’s consolidated results of operations or financial condition if there were changes in the estimate or if a different estimate was made. The Company’s significant accounting policies, including those considered to be critical accounting policies and estimates, are summarized in Note 3 to the accompanying consolidated financial statements.

•	Caution concerning forward-looking statements. This section provides a description of the use of forward-looking information appearing in this report, including in MD&A and the consolidated financial statements. Such information is based on management’s current expectations about future events, which are inherently susceptible to uncertainty and changes in circumstances. Refer to Item 1A, “Risk Factors” in Part I of this report, for a discussion of the risk factors applicable to the Company.

OVERVIEW

TWC is the second-largest cable operator in the U.S., with technologically advanced, well-clustered systems located mainly in five geographic areas – New York State (including New York City), the Carolinas, Ohio, southern California (including Los Angeles) and Texas. As of December 31, 2009, TWC served approximately 14.6 million residential and commercial customers who subscribed to one or more of its three primary subscription services – video, high-speed data and voice – totaling approximately 26.4 million primary service units (as defined in “Results of Operations”).

As discussed further in “—Recent Developments,” on March 12, 2009, TWC completed its separation from Time Warner Inc. (“Time Warner”), which, prior to the Separation Transactions (as defined below), owned approximately 84% of the common stock of TWC (representing a 90.6% voting interest) and a 12.43% non-voting common stock interest in TW NY Cable Holding Inc. (“TW NY”), a subsidiary of TWC. As a result of the separation, Time Warner no longer has an ownership interest in TWC or TW NY.

TWC offers video, high-speed data and voice services over its broadband cable systems to residential and commercial customers. TWC markets its services separately and in “bundled” packages of multiple services and features. As of December 31, 2009, 57.3% of TWC’s residential and commercial customers subscribed to two or more of its primary services, including 23.7% of its customers who subscribed to all three primary services. TWC also sells advertising to a variety of national, regional and local advertising customers.

Video generates the largest share of TWC’s revenues and, as of December 31, 2009, TWC had approximately 12.9 million video subscribers, of which approximately 8.9 million received digital video signals. Although TWC expects to continue to lose video subscribers as a result of increased competition, TWC believes it will continue to increase video revenues for the foreseeable future through the offering of incremental video services (e.g., digital video recorder services and additional programming tiers), as well as through equipment rentals and price increases; however, future video revenue growth rates will depend on video subscriber and

TIME WARNER CABLE INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS
OF OPERATIONS AND FINANCIAL CONDITION—(Continued)

penetration levels, competition, regulation, pricing and the state of the economy. Video programming costs represent a major component of TWC’s expenses and are expected to continue to increase, reflecting rate increases on existing programming services, costs associated with retransmission consent agreements, growth in video subscribers taking tiers of service with more channels and the expansion of service offerings (e.g., new network channels). TWC expects that its video programming costs as a percentage of video revenues will continue to increase as increases in programming costs outpace growth in video revenues. TWC also offers video services to business customers and of the Company’s 12.9 million video subscribers as of December 31, 2009, 160,000 were commercial video subscribers.

As of December 31, 2009, TWC had approximately 9.0 million residential high-speed data subscribers. TWC expects continued growth in residential high-speed data subscribers and revenues for the foreseeable future; however, future high-speed data subscriber and revenue growth rates will depend on high-speed data penetration levels, competition, regulation, pricing, the rate of wireless substitution of wireline high-speed data service and the state of the economy. TWC also offers high-speed data services to business customers, as well as networking and transport services, and had 295,000 commercial high-speed data subscribers as of December 31, 2009.

During the fourth quarter of 2009, TWC launched Road Runner Mobiletm, a wireless mobile broadband service, in several cities and expects to continue the roll-out during 2010. The Company estimates that it will incur “start up” losses of approximately $50 million during 2010 in connection with the deployment of this service.

As of December 31, 2009, TWC had approximately 4.2 million residential Digital Phone subscribers. TWC expects increases in Digital Phone subscribers and revenues for the foreseeable future; however, future Digital Phone subscriber and revenue growth rates will depend on Digital Phone penetration levels, competition, regulation, pricing, the rate of wireless substitution of wireline phone service and the state of the economy. TWC also offers its commercial Digital Phone service, Business Class Phone, in nearly all of its operating areas and had 67,000 commercial Digital Phone subscribers as of December 31, 2009.

TWC faces intense competition for customers from a variety of alternative communications, information and entertainment delivery sources. TWC competes with incumbent local telephone companies, including AT&T Inc. and Verizon Communications Inc., across each of its primary services. Some of these telephone companies offer a broad range of services with features and functions comparable to those provided by TWC and in bundles similar to those offered by TWC, sometimes with the addition of wireless service. Each of TWC’s services also faces competition from other companies that provide services on a stand-alone basis. TWC’s video service faces competition from direct broadcast satellite services, and increasingly from companies that deliver content to consumers over the Internet. TWC’s high-speed data service faces competition from wireless data providers, and competition in voice service is increasing as more homes in the U.S. are replacing their wireline telephone service with wireless service. Technological advances and product innovations have increased and will likely continue to increase the number of alternatives available to TWC’s customers, further intensifying competition. The more competitive environment may negatively affect the growth of primary service units and average monthly subscription revenues per primary service unit and, additionally, may increase TWC’s cost to obtain certain video programming.

Since the fourth quarter of 2008, the Company has experienced a slowdown in growth across all primary service unit categories, which the Company believes is in significant part a result of a challenging economic environment. In particular, the Company believes its subscriber growth has been negatively affected by the slowdown in new home formation and high housing vacancy rates, as well as high unemployment and the related reduction in consumer spending.

Management believes that cash generated by or available to TWC should be sufficient to fund its capital and liquidity needs for the foreseeable future. As of December 31, 2009, the Company had approximately $5.5 billion of unused committed capacity (including cash and equivalents). Additionally, there are no maturities of the Company’s long-term debt prior to the February 2011 maturity of the Company’s $5.875 billion senior unsecured five-year revolving credit facility (the “Revolving Credit Facility”), which, as of December 31, 2009, supported outstanding borrowings of approximately $1.3 billion under the Company’s commercial paper program. The Company expects to enter into a new revolving credit agreement prior to the maturity of the current Revolving Credit Facility. See “Financial Condition and Liquidity” for further details regarding the Company’s committed capacity.

Recent Developments

Separation from Time Warner, Recapitalization and TWC Reverse Stock Split

On March 12, 2009, TWC’s separation from Time Warner was completed pursuant to a Separation Agreement dated as of May 20, 2008 (the “Separation Agreement”) between TWC and Time Warner and certain of their subsidiaries. In accordance with the Separation Agreement, on February 25, 2009, a subsidiary of Time Warner transferred its 12.43% non-voting common stock interest in TW NY to TWC in exchange for 80 million newly issued shares (approximately 27 million shares after giving effect to the 1-for-3 reverse stock split discussed below) of TWC’s Class A common stock (the “TW NY Exchange”). On March 12, 2009, TWC paid a special cash dividend of $10.27 per share ($30.81 per share after giving effect to the 1-for-3 reverse stock split, aggregating $10.856 billion) to holders of record on

TIME WARNER CABLE INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS
OF OPERATIONS AND FINANCIAL CONDITION—(Continued)

March 11, 2009 of TWC’s outstanding Class A common stock and Class B common stock (the “Special Dividend”). Following the payment of the Special Dividend, each outstanding share of TWC Class A common stock and TWC Class B common stock was automatically converted (the “Recapitalization”) into one share of common stock, par value $0.01 per share (the “TWC Common Stock”). TWC’s separation from Time Warner (the “Separation”) was effected as a pro rata dividend of all shares of TWC Common Stock held by Time Warner to holders of record of Time Warner’s common stock (the “Spin-Off Dividend” or the “Distribution”). The TW NY Exchange, the Special Dividend, the Recapitalization, the Separation and the Distribution collectively are referred to as the “Separation Transactions.”

To pay a portion of the Special Dividend, on March 12, 2009, TWC borrowed (i) the full committed amount of $1.932 billion under its 364-day senior unsecured term loan facility (the “2008 Bridge Facility”) and (ii) approximately $3.3 billion under the Revolving Credit Facility. The Company funded the remainder of the Special Dividend with approximately $5.6 billion of cash on hand. See “—2009 Bond Offerings and Termination of Lending Commitments” below for further details regarding the termination of the 2008 Bridge Facility.

In connection with the Separation Transactions, on March 12, 2009, the Company implemented a reverse stock split of the TWC Common Stock (the “TWC Reverse Stock Split”) at a 1-for-3 ratio, effective immediately after the Recapitalization. The shares of TWC Common Stock distributed in the Spin-Off Dividend reflected both the Recapitalization and the TWC Reverse Stock Split.

During 2009 and 2008, the Company incurred pretax costs related to the Separation, which have been reflected in the Company’s consolidated statement of operations as follows (in millions):

	Year Ended December 31,
	2009	2008

Other income (expense), net	$(28)	$(17)
Interest expense, net	(13)	(45)

Pretax costs related to the Separation	$(41)	$(62)

The Separation-related costs recorded in other income (expense), net, consist of direct transaction costs (e.g., legal and professional fees) and such costs recorded in interest expense, net, consist of debt issuance costs. The debt issuance costs for 2009 primarily relate to the portion of the upfront loan fees for the 2008 Bridge Facility that was recognized as expense due to the repayment of all borrowings outstanding under, and the resulting termination of, such facility with a portion of the net proceeds of the March 2009 Bond Offering (as defined below).

2009 Bond Offerings and Termination of Lending Commitments

In 2009, TWC issued, in total, $6.5 billion in aggregate principal amount of senior unsecured notes and debentures under a shelf registration statement on Form S-3 in three public underwritten offerings (the “2009 Bond Offerings”). The bond offering in March 2009 consisted of $1.0 billion principal amount of 7.50% notes due 2014 and $2.0 billion principal amount of 8.25% notes due 2019 (the “March 2009 Bond Offering”). The bond offering in June 2009 consisted of $1.5 billion principal amount of 6.75% debentures due 2039 (the “June 2009 Bond Offering”). The bond offering in December 2009 consisted of $500 million principal amount of 3.50% notes due 2015 and $1.5 billion principal amount of 5.00% notes due 2020 (the “December 2009 Bond Offering”). TWC’s obligations under the debt securities issued in the 2009 Bond Offerings are guaranteed by Time Warner Entertainment Company, L.P. (“TWE”) and TW NY.

The Company used $1.934 billion of the net proceeds from the March 2009 Bond Offering to repay all of the borrowings outstanding under the 2008 Bridge Facility, as well as accrued interest and commitment fees, and such facility was terminated by the parties thereto in accordance with its terms. Additionally, as a result of the March 2009 Bond Offering and the termination of the 2008 Bridge Facility, the Company terminated Time Warner’s commitment (as lender) under a two-year $1.535 billion senior unsecured supplemental term loan facility in accordance with its terms. The Company used the remaining net proceeds from the March 2009 Bond Offering to repay a portion of the borrowings outstanding under the Revolving Credit Facility.

The Company used the net proceeds of $1.444 billion from the June 2009 Bond Offering and a portion of the net proceeds of $1.957 billion from the December 2009 Bond Offering to repay all of the outstanding borrowings under its five-year term loan facility, which terminated in accordance with its terms as a result of such repayment. The remaining net proceeds from the December 2009 Bond Offering were used to repay a portion of the borrowings outstanding under the Company’s commercial paper program and for general corporate purposes.

See Note 7 to the accompanying consolidated financial statements for further details regarding the 2009 Bond Offerings.

TIME WARNER CABLE INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS
OF OPERATIONS AND FINANCIAL CONDITION—(Continued)

Common Stock Dividend

On January 27, 2010, the Company’s Board of Directors declared a quarterly cash dividend on TWC Common Stock. The quarterly dividend of $0.40 per share of TWC Common Stock, representing the first payment of a planned annual dividend of $1.60 per share, will be payable in cash on March 15, 2010 to stockholders of record at the close of business on February 26, 2010.

FINANCIAL STATEMENT PRESENTATION

Revenues

The Company’s revenues consist of Subscription and Advertising revenues. Subscription revenues consist of revenues from video, high-speed data and voice services.

Video revenues include residential and commercial subscriber fees for the Company’s three main levels or “tiers” of video programming—Basic Service Tier (“BST”), Expanded Basic Service Tier (or Cable Programming Service Tier) (“CPST”) and Digital Basic Service Tier (“DBT”), as well as fees for genre-based programming tiers, such as movies, sports and Spanish language tiers. Video revenues also include related equipment rental charges, installation charges and franchise fees collected on behalf of local franchising authorities. Additionally, video revenues include revenues from premium channels, transactional video-on-demand (e.g., events and movies) and digital video recorder services. Several ancillary items are also included within video revenues, such as commissions earned on the sale of merchandise by home shopping networks and revenues from home security services.

High-speed data revenues primarily include subscriber fees from both residential and commercial subscribers, along with related home networking fees and installation charges. High-speed data revenues also include fees paid to TWC by (a) the Advance/Newhouse Partnership for the ability to distribute TWC’s Road Runnertm high-speed data service and TWC’s management of certain functions for the Advance/Newhouse Partnership, including, among others, programming and engineering, and (b) other distributors of TWC’s Road Runner high-speed data service, which together totaled $127 million, $139 million and $132 million in 2009, 2008 and 2007, respectively. In addition, high-speed data revenues include fees received from third-party internet service providers whose on-line services are provided to some of TWC’s customers (e.g., Earthlink). Commercial high-speed data revenues also include amounts generated by the sale of networking and transport services (e.g., Metro Ethernet services and point-to-point transport services offered to wireless telephone providers, Internet service providers and competitive carriers on a wholesale basis).

Voice revenues include subscriber fees from residential and commercial Digital Phone subscribers, along with related installation charges. For the year ended December 31, 2007, voice revenues also included subscriber fees from circuit-switched telephone (9,000 subscribers as of December 31, 2007). During the first half of 2008, TWC completed the process of discontinuing the provision of circuit-switched telephone service in accordance with regulatory requirements.

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

TIME WARNER CABLE INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS
OF OPERATIONS AND FINANCIAL CONDITION—(Continued)

Use of Operating Income (Loss) before Depreciation and Amortization and Free Cash Flow

In discussing its performance, the Company may use certain measures that are not calculated and presented in accordance with U.S. generally accepted accounting principles (“GAAP”). These measures include OIBDA and Free Cash Flow, which the Company defines as follows:

•	OIBDA (Operating Income (Loss) before Depreciation and Amortization) means Operating Income (Loss) before depreciation of tangible assets and amortization of intangible assets.

•	Free Cash Flow means cash provided by operating activities (as defined under GAAP) excluding the impact, if any, of cash provided or used by discontinued operations, plus any excess tax benefits from the exercise of stock options, less (i) capital expenditures, (ii) cash paid for other intangible assets, (iii) partnership distributions and (iv) principal payments on capital leases.

Management uses OIBDA, among other measures, in evaluating the performance of the Company’s business because it eliminates the effects of (1) considerable amounts of noncash depreciation and amortization and (2) items not within the control of the Company’s operations managers (such as net income (loss) attributable to noncontrolling interests, income tax benefit (provision), other income (expense), net, and interest expense, net). Free Cash Flow is used as an important indicator of the Company’s liquidity after the payment of cash taxes, interest and other cash items, including its ability to reduce net debt, pay dividends and make strategic investments. Performance measures derived from OIBDA are also used in the Company’s annual incentive compensation programs. In addition, management believes that both of these measures are commonly used by analysts, investors and others in evaluating the Company’s performance and liquidity.

These measures have inherent limitations. For example, OIBDA does not reflect capital expenditures or the periodic costs of certain capitalized assets used in generating revenues. To compensate for such limitations, management evaluates performance through, among other measures, Free Cash Flow, which reflects capital expenditure decisions and net income attributable to TWC, which reflects the periodic costs of capitalized assets. OIBDA also fails to reflect the significant costs borne by the Company for income taxes and debt servicing costs, the share of OIBDA attributable to noncontrolling interests, the results of the Company’s equity investments or other non-operational income or expense. Management compensates for these limitations by using other analytics such as a review of net income (loss) attributable to TWC. Free Cash Flow, a liquidity measure, does not reflect payments made in connection with investments and acquisitions, which reduce liquidity. To compensate for this limitation, management evaluates such investments and acquisitions through other measures such as return on investment analyses.

These measures should be considered in addition to, not as substitutes for, the Company’s Operating Income (Loss), net income (loss) attributable to TWC and various cash flow measures (e.g., cash provided by operating activities), as well as other measures of financial performance and liquidity reported in accordance with GAAP, and may not be comparable to similarly titled measures used by other companies.

Changes in Basis of Presentation

Noncontrolling Interests

In December 2007, the Financial Accounting Standards Board issued authoritative guidance that establishes accounting and reporting standards for a noncontrolling interest in a subsidiary, including the accounting treatment upon the deconsolidation of a subsidiary. This guidance became effective for TWC on January 1, 2009 and has been applied prospectively, except for the provisions related to the presentation of noncontrolling interests, which have been applied retrospectively for all periods presented. As required by this guidance, the Company has recast the presentation of noncontrolling interests in the prior year financial statements so that they are comparable to those of 2009. Noncontrolling interests of $1.110 billion as of December 31, 2008 were reclassified to a component of total equity as reflected in the accompanying consolidated balance sheet. For the year ended December 31, 2008, minority interest income of $1.022 billion ($619 million, net of tax) and, for the year ended December 31, 2007, minority interest expense of $165 million ($99 million, net of tax) are excluded from net income (loss) in the accompanying consolidated statement of operations. Net income (loss) attributable to TWC per common share for prior periods is not impacted.

Reverse Stock Split

In connection with the Separation Transactions, on March 12, 2009, the Company implemented the TWC Reverse Stock Split at a 1-for-3 ratio. The Company has recast the presentation of share and per share data in the accompanying consolidated financial statements to reflect the TWC Reverse Stock Split.

TIME WARNER CABLE INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS
OF OPERATIONS AND FINANCIAL CONDITION—(Continued)

Reclassifications

Certain reclassifications have been made to the prior years’ financial information to conform to the December 31, 2009 presentation.

Recent Accounting Standards

See Note 2 to the accompanying consolidated financial statements for other accounting standards adopted in 2009 and accounting standards not yet adopted.

RESULTS OF OPERATIONS

2009 vs. 2008

The following discussion provides an analysis of the Company’s results of operations and should be read in conjunction with the accompanying consolidated financial statements and notes thereto.

Revenues. Revenues by major category were as follows (in millions):

	Year Ended December 31,
	2009	2008	% Change

Subscription:
Video	$10,760	$10,524	2.2%
High-speed data	4,520	4,159	8.7%
Voice	1,886	1,619	16.5%

Total Subscription	17,166	16,302	5.3%
Advertising	702	898	(21.8%)

Total	$17,868	$17,200	3.9%

Selected subscriber-related statistics were as follows (in thousands):
	December 31,
	2009	2008	% Change

Video(a)	12,859	13,069	(1.6%)
Residential high-speed data(b)(c)	8,994	8,444	6.5%
Commercial high-speed data(b)(c)(d)	295	283	4.2%
Residential Digital Phone(c)(e)	4,153	3,747	10.8%
Commercial Digital Phone(c)(e)	67	30	123.3%
Primary service units(f)	26,368	25,573	3.1%
Digital video(g)	8,866	8,627	2.8%
Revenue generating units(h)	35,234	34,200	3.0%
Customer relationships(i)	14,572	14,582	(0.1%)
Double play(j)	4,900	4,794	2.2%
Triple play(k)	3,448	3,099	11.3%

(a)	Video subscriber numbers reflect billable subscribers who receive at least BST video programming.
(b)	High-speed data subscriber numbers reflect billable subscribers who receive TWC’s Road Runner high-speed data service or any of the other high-speed data services offered by TWC.
(c)	The determination of whether a high-speed data or Digital Phone subscriber is categorized as commercial or residential is generally based upon the type of service provided to that subscriber. For example, if TWC provides a commercial service, the subscriber is classified as commercial.
(d)	During 2009, the Company recorded an adjustment that reduced commercial high-speed data subscribers by 3,000 subscribers, which is reflected in the Company’s subscriber numbers as of December 31, 2009.
(e)	Digital Phone subscriber numbers reflect billable subscribers who receive an IP-based telephony service.
(f)	Primary service unit numbers represent the total of all video, high-speed data and voice subscribers.
(g)	Digital video subscriber numbers reflect billable video subscribers who receive any level of video service as digital signals.
(h)	Revenue generating unit numbers represent the total of all video, digital video, high-speed data and voice subscribers.
(i)	Customer relationships represent the number of subscribers who receive at least one of the Company’s primary services. For example, a subscriber who purchases only high-speed data service and no video service will count as one customer relationship, and a subscriber who purchases both video and high-speed data services will also count as only one customer relationship.
(j)	Double play subscriber numbers reflect customers who subscribe to two of the Company’s primary services.
(k)	Triple play subscriber numbers reflect customers who subscribe to all three of the Company’s primary services.

TIME WARNER CABLE INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS
OF OPERATIONS AND FINANCIAL CONDITION—(Continued)

Subscription revenues increased as a result of increases in video, high-speed data and voice revenues. The increase in video revenues was primarily due to an increase in revenues from digital video recorder service, video price increases and the continued growth of digital video subscribers, which were partially offset by a decrease in video subscribers (resulting, in part, from the December 2008 sale of certain non-core cable systems serving 78,000 video subscribers) and a decline in premium channel subscribers and transactional video-on-demand revenues. Commercial video revenues were $252 million in 2009 compared to $239 million in 2008. Additional information regarding the major components of video revenues was as follows (in millions):

	Year Ended December 31,
	2009	2008	% Change

Programming tiers(a)	$7,188	$7,095	1.3%
Premium channels	875	913	(4.2%)
Transactional video-on-demand	367	399	(8.0%)
Video equipment rental and installation charges	1,195	1,112	7.5%
Digital video recorder service	510	403	26.6%
Franchise fees	476	459	3.7%
Other	149	143	4.2%

Total	$10,760	$10,524	2.2%

(a)	Programming tier revenues include subscriber fees for BST, CPST and DBT video programming, as well as genre-based programming tiers, such as movie, sports and Spanish language tiers.

High-speed data revenues increased primarily due to growth in high-speed data subscribers and an increase in cell tower backhaul and Metro Ethernet revenues. Commercial high-speed data revenues were $593 million in 2009 compared to $526 million in 2008.

The increase in voice revenues was due to growth in Digital Phone subscribers, partially offset by a decrease in average revenues per subscriber. Commercial voice revenues were $70 million in 2009 compared to $28 million in 2008.

Average monthly subscription revenues (which includes video, high-speed data and voice revenues) per unit were as follows:

	Year Ended December 31,
	2009	2008	% Change

Average monthly subscription revenues per:
Customer relationship	$97.83	$92.44	5.8%
Primary service unit	54.85	54.27	1.1%

Advertising revenues decreased due to a decline in Advertising revenues from national, regional and local businesses and political advertising revenues. The Company expects that Advertising revenues will increase in 2010 as compared to 2009 primarily due to an increase in political advertising revenues, as well as an increase in Advertising revenues from national, regional and local businesses.

Costs of revenues. The major components of costs of revenues were as follows (in millions):

	Year Ended December 31,
	2009	2008	% Change

Video programming	$3,998	$3,753	6.5%
Employee	2,594	2,511	3.3%
High-speed data	132	146	(9.6%)
Voice	633	552	14.7%
Video franchise fees	476	459	3.7%
Other direct operating costs	722	724	(0.3%)

Total	$8,555	$8,145	5.0%

Costs of revenues as a percentage of revenues	47.9%	47.4%

Costs of revenues increased 5.0%, primarily related to increases in video programming, employee and voice costs.

The increase in video programming costs was primarily due to contractual rate increases, incremental costs associated with the continued retransmission of certain local broadcast stations and the expansion of service offerings, partially offset by a decline in video and premium channel subscriptions. Average programming costs per video subscriber increased 8.5% to $25.60 per month in 2009 from $23.60 per month in 2008.

TIME WARNER CABLE INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS
OF OPERATIONS AND FINANCIAL CONDITION—(Continued)

Employee costs increased primarily due to an increase in pension expense and employee medical and compensation expenses.

Voice costs consist of the direct costs associated with the delivery of voice services, including network connectivity costs. Voice costs increased primarily due to growth in Digital Phone subscribers.

Selling, general and administrative expenses. The components of selling, general and administrative expenses were as follows (in millions):

	Year Ended December 31,
	2009	2008	% Change

Employee	$1,153	$1,146	0.6%
Marketing	563	569	(1.1%)
Separation-related “make-up” equity award costs	9	—	NM
Other	1,105	1,139	(3.0%)

Total	$2,830	$2,854	(0.8%)

NM—Not meaningful.

Selling, general and administrative expenses decreased slightly primarily as a result of lower bad debt expense, which declined by $38 million in 2009 primarily due to improvement in collection efforts and a reduction in the allowance for doubtful accounts to reflect the quality of residential receivables as of the end of 2009. The decrease in bad debt expense benefited both the fourth quarter and full year 2009. Casualty insurance expense in 2009 and 2008 included benefits of approximately $11 million and $16 million, respectively, due to changes in estimates of previously established casualty insurance accruals. Employee costs in 2009 remained essentially flat as an increase in pension expense was primarily offset by a decrease in employee headcount.

As a result of the Separation, pursuant to their terms, Time Warner equity awards held by TWC employees were forfeited and/or experienced a reduction in value. During 2009, the Company recorded $9 million of costs associated with TWC stock options and restricted stock units granted to its employees to offset these forfeitures and/or reduced values.

Restructuring costs. The results for 2009 and 2008 included restructuring costs of $81 million and $15 million, respectively. The Company eliminated approximately 1,300 positions during 2009. The Company expects to incur additional restructuring charges during 2010.

Impairment of cable franchise rights. During the fourth quarter of 2008, the Company recorded a noncash impairment charge of $14.822 billion to reduce the carrying value of its cable franchise rights as a result of its annual impairment testing of goodwill and indefinite-lived intangible assets. There was no such impairment charge in 2009. See “Critical Accounting Policies—Asset Impairments—Goodwill and Indefinite-lived Intangible Assets” and Notes 3 and 10 to the accompanying consolidated financial statements for further details on the Company’s 2009 and 2008 impairment testing of cable franchise rights.

Loss on sale of cable systems. During 2008, the Company recorded a loss of $58 million as a result of the sale of certain non-core cable systems, which closed in December 2008.

Reconciliation of Operating Income (Loss) before Depreciation and Amortization to Operating Income (Loss). The following table reconciles Operating Income (Loss) before Depreciation and Amortization to Operating Income (Loss). In addition, the table provides

TIME WARNER CABLE INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS
OF OPERATIONS AND FINANCIAL CONDITION—(Continued)

the components from Operating Income (Loss) to net income (loss) attributable to TWC for purposes of the discussions that follow (in millions):

	Year Ended December 31,
	2009	2008	% Change

Operating Income (Loss) before Depreciation and Amortization	$6,402	$(8,694)	NM
Depreciation	(2,836)	(2,826)	0.4%
Amortization	(249)	(262)	(5.0%)

Operating Income (Loss)	3,317	(11,782)	NM
Interest expense, net	(1,319)	(923)	42.9%
Other expense, net	(86)	(367)	(76.6%)

Income (loss) before income taxes	1,912	(13,072)	NM
Income tax benefit (provision)	(820)	5,109	NM

Net income (loss)	1,092	(7,963)	NM
Less: Net (income) loss attributable to noncontrolling interests	(22)	619	NM

Net income (loss) attributable to TWC	$1,070	$(7,344)	NM

NM—Not meaningful.

Operating Income (Loss) before Depreciation and Amortization. As discussed above, in 2009, Operating Income before Depreciation and Amortization was impacted by restructuring costs and Separation-related “make-up” equity award costs. In 2008, Operating Loss before Depreciation and Amortization was impacted by the impairment of cable franchise rights, the loss on sale of cable systems and restructuring costs. Excluding these items, Operating Income before Depreciation and Amortization increased principally as a result of revenue growth, partially offset by higher costs of revenues, as discussed above. Additionally, Operating Income before Depreciation and Amortization in 2008 was negatively impacted by $14 million of costs resulting from the impact of Hurricane Ike on certain of the Company’s cable systems in southeast Texas and Ohio.

Depreciation expense. The slight increase in depreciation expense was primarily associated with continued purchases of customer premise equipment, scalable infrastructure and line extensions occurring during or subsequent to 2008, partially offset primarily by certain property, plant and equipment acquired in the 2006 transactions with Adelphia Communications Corporation (“Adelphia”) and Comcast Corporation (“Comcast”) (the “Adelphia/Comcast Transactions”) that was fully depreciated as of July 31, 2008. The Company expects depreciation expense to increase in 2010 as compared to 2009 primarily as a result of continued purchases of customer premise equipment, scalable infrastructure and line extensions occurring during or subsequent to 2009.

Amortization expense. Amortization expense in 2009 benefited from an approximate $13 million adjustment to reduce excess amortization recorded in prior years. The Company expects amortization expense to decrease in 2010 as compared to 2009 as a result of customer relationships acquired in the Adelphia/Comcast Transactions becoming fully amortized during the third quarter of 2010.

Operating Income (Loss). As discussed above, in 2009, Operating Income was impacted by restructuring costs and Separation-related “make-up” equity award costs. In 2008, Operating Loss was impacted by the impairment of cable franchise rights, the loss on sale of cable systems and restructuring costs. Excluding these items, Operating Income increased primarily due to the increase in Operating Income before Depreciation and Amortization, as discussed above.

Interest expense, net. Interest expense, net, increased primarily due to higher average debt outstanding during 2009. Additionally, interest expense, net, for 2009 included $13 million of debt issuance costs primarily related to the portion of the upfront loan fees for the 2008 Bridge Facility that was recognized as expense due to the repayment of all borrowings outstanding under, and the resulting termination of, such facility with a portion of the net proceeds of the March 2009 Bond Offering. Interest expense, net, for 2008 included $45 million of debt issuance costs primarily related to the portion of the upfront loan fees for the 2008 Bridge Facility that was recognized as expense due to the reduction of commitments under such facility as a result of the public debt issuances in June 2008 and November 2008 (the “2008 Bond Offerings”). The Company expects that interest expense, net, will increase in 2010 primarily due to higher average interest rates on outstanding debt.

TIME WARNER CABLE INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS
OF OPERATIONS AND FINANCIAL CONDITION—(Continued)

Other expense, net. Other expense, net, detail is shown in the table below (in millions):

	Year Ended December 31,
	2009	2008

Direct transaction costs related to the Separation Transactions(a)	$(28)	$(17)
Income (loss) from equity investments, net(b)	(49)	16
Impairment of investment in The Reserve Fund’s Primary Fund	(5)	—
Other investment gains (losses)(c)	15	(366)
Equity award reimbursement obligation to Time Warner(d)	(21)	—
Other	2	—

Other expense, net	$(86)	$(367)

(a)	Amounts primarily consist of legal and professional fees.
(b)	The change in income (loss) from equity investments, net, for 2009 was primarily due to the impact of losses incurred during 2009 by Clearwire Communications LLC.
(c)	2008 amount consists of a $367 million impairment charge on the Company’s investment in Clearwire Communications LLC (an investment accounted for under the equity method of accounting) and an $8 million impairment charge on an investment, partially offset by a $9 million gain recorded on the sale of a cost-method investment. In 2009, the Company recovered a portion of the investment on which it recorded the $8 million impairment charge in 2008, resulting in a $3 million gain. Additionally, 2009 amount includes a $12 million gain due to a post-closing adjustment associated with the 2007 dissolution of Texas and Kansas City Cable Partners, L.P. (“TKCCP”).
(d)	See Note 8 to the accompanying consolidated financial statements for a discussion of the Company’s accounting for its equity award reimbursement obligation to Time Warner.

Income tax benefit (provision). TWC’s income tax benefit (provision) has been prepared as if the Company operated as a stand-alone taxpayer for all periods presented. In 2009, the Company recorded an income tax provision of $820 million and, in 2008, the Company recorded an income tax benefit of $5.109 billion. The effective tax rate for 2009 was 42.9%, which included the impact of the passage of the California state budget during the first quarter of 2009 that, in part, changed the methodology of income tax apportionment in California. This tax law change resulted in an increase in state deferred tax liabilities and a corresponding noncash tax provision of $38 million. Absent this tax law change, the effective tax rate for 2009 would have been 40.9%. The effective tax rate for 2008 was 39.1%, which included the impacts of the impairment of cable franchise rights and the loss on sale of cable systems. Absent these items, the effective tax rate for 2008 would have been 44.2%. The decrease in the Company’s effective tax rate for 2009 (excluding the California state tax law change in 2009 and the impairment of cable franchise rights and the loss on sale of cable systems in 2008) was primarily due to the tax impact of the 2008 impairment charge on the Company’s investment in Clearwire Communications LLC, as discussed above.

Net (income) loss attributable to noncontrolling interests. Net loss attributable to noncontrolling interests in 2008 included the impacts of the impairment of cable franchise rights and the loss on sale of cable systems, as discussed above. Excluding these items, net income attributable to noncontrolling interests decreased principally due to the changes in the ownership structure of the Company as a result of the TW NY Exchange, which occurred in February 2009.

Net income (loss) attributable to TWC and net income (loss) attributable to TWC per common share. Net income (loss) attributable to TWC and net income (loss) attributable to TWC per common share were as follows for 2009 and 2008 (in millions, except per share data):

	Year Ended December 31,
	2009	2008	% Change

Net income (loss) attributable to TWC	$1,070	$(7,344)	NM

Net income (loss) attributable to TWC per common share:
Basic	$3.07	$(22.55)	NM

Diluted	$3.05	$(22.55)	NM

NM—Not meaningful.

As discussed above, in 2009, net income attributable to TWC and net income attributable to TWC per common share were impacted by restructuring costs and Separation-related “make-up” equity award costs. In 2008, net loss attributable to TWC and net loss attributable to TWC per common share were impacted by the impairment of cable franchise rights, the loss on sale of cable systems and restructuring costs. Excluding these items, net income attributable to TWC and net income attributable to TWC per common share increased primarily due to an increase in Operating Income and decreases in other expense, net, and net income attributable to noncontrolling interests, partially offset by increases in interest expense, net, and income tax provision, each as discussed above.

TIME WARNER CABLE INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS
OF OPERATIONS AND FINANCIAL CONDITION—(Continued)

2008 vs. 2007

The following discussion provides an analysis of the Company’s results of operations and should be read in conjunction with the accompanying consolidated financial statements and notes thereto.

Revenues. Revenues by major category were as follows (in millions):

	Year Ended December 31,
	2008	2007	% Change

Subscription:
Video	$10,524	$10,165	3.5%
High-speed data	4,159	3,730	11.5%
Voice	1,619	1,193	35.7%

Total Subscription	16,302	15,088	8.0%
Advertising	898	867	3.6%

Total	$17,200	$15,955	7.8%

Selected subscriber-related statistics were as follows (in thousands):

	December 31,
	2008	2007	% Change

Video(a)	13,069	13,251	(1.4%)
Residential high-speed data(b)(c)(d)	8,444	7,620	10.8%
Commercial high-speed data(b)(c)(d)	283	280	1.1%
Residential Digital Phone(c)(e)	3,747	2,890	29.7%
Commercial Digital Phone(c)(e)	30	5	500.0%
Primary service units(f)	25,573	24,055	6.3%
Digital video(g)	8,627	8,022	7.5%
Revenue generating units(h)	34,200	32,077	6.6%
Customer relationships(i)	14,582	14,626	(0.3%)
Double play(j)	4,794	4,703	1.9%
Triple play(k)	3,099	2,363	31.1%

(a)	Video subscriber numbers reflect billable subscribers who receive at least BST video programming.
(b)	High-speed data subscriber numbers reflect billable subscribers who receive TWC’s Road Runner high-speed data service or any of the other high-speed data services offered by TWC.
(c)	The determination of whether a high-speed data or Digital Phone subscriber is categorized as commercial or residential is generally based upon the type of service provided to that subscriber. For example, if TWC provides a commercial service, the subscriber is classified as commercial.
(d)	During 2008, the Company reclassified 15,000 commercial high-speed data subscribers to residential high-speed data subscribers, which is reflected in the Company’s subscriber numbers as of December 31, 2008.
(e)	Digital Phone subscriber numbers reflect billable subscribers who receive an IP-based telephony service. Residential Digital Phone subscriber numbers as of December 31, 2007 exclude 9,000 subscribers who received traditional, circuit-switched telephone service.
(f)	Primary service unit numbers represent the total of all video, high-speed data and voice (including circuit-switched telephone service, as applicable) subscribers.
(g)	Digital video subscriber numbers reflect billable video subscribers who receive any level of video service as digital signals.
(h)	Revenue generating unit numbers represent the total of all video, digital video, high-speed data and voice (including circuit-switched telephone service, as applicable) subscribers.
(i)	Customer relationships represent the number of subscribers who receive at least one of the Company’s primary services. For example, a subscriber who purchases only high-speed data service and no video service will count as one customer relationship, and a subscriber who purchases both video and high-speed data services will also count as only one customer relationship.
(j)	Double play subscriber numbers reflect customers who subscribe to two of the Company’s primary services.
(k)	Triple play subscriber numbers reflect customers who subscribe to all three of the Company’s primary services.

TIME WARNER CABLE INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS
OF OPERATIONS AND FINANCIAL CONDITION—(Continued)

Subscription revenues increased as a result of increases in video, high-speed data and voice revenues. The increase in video revenues was primarily due to an increase in revenues from digital video recorder service, the continued growth of digital video subscribers and video price increases. Additional information regarding the major components of video revenues was as follows (in millions):

	Year Ended December 31,
	2008	2007	% Change

Programming tiers(a)	$7,095	$6,971	1.8%
Premium channels	913	918	(0.5%)
Transactional video-on-demand	399	391	2.0%
Video equipment rental and installation charges	1,112	1,024	8.6%
Digital video recorder service	403	268	50.4%
Franchise fees	459	437	5.0%
Other	143	156	(8.3%)

Total	$10,524	$10,165	3.5%

(a)	Programming tier revenues include subscriber fees for BST, CPST and DBT video programming, as well as genre-based programming tiers, such as movie, sports and Spanish language tiers.

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

Costs of revenues. The major components of costs of revenues were as follows (in millions):

	Year Ended December 31,
	2008	2007	% Change

Video programming	$3,753	$3,534	6.2%
Employee	2,511	2,348	6.9%
High-speed data	146	164	(11.0%)
Voice	552	455	21.3%
Video franchise fees	459	437	5.0%
Other direct operating costs	724	604	19.9%

Total	$8,145	$7,542	8.0%

Costs of revenues as a percentage of revenues	47.4%	47.3%

Costs of revenues increased 8.0%, primarily related to increases in video programming, employee, voice and other direct operating costs.

The increase in video programming costs was primarily due to contractual rate increases and an increase in the percentage of video subscribers who also subscribe to expanded tiers of video services. Average programming costs per video subscriber increased 7.1% to $23.60 per month in 2008 from $22.04 per month in 2007.

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

TIME WARNER CABLE INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS
OF OPERATIONS AND FINANCIAL CONDITION—(Continued)

Selling, general and administrative expenses. The major components of selling, general and administrative expenses were as follows (in millions):

	Year Ended December 31,
	2008	2007	% Change

Employee	$1,146	$1,059	8.2%
Marketing	569	499	14.0%
Other	1,139	1,090	4.5%

Total	$2,854	$2,648	7.8%

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

Merger-related and restructuring costs. The results for 2008 and 2007 included restructuring costs of $15 million and $13 million, respectively. In addition, during 2007, the Company expensed non-capitalizable merger-related costs associated with the Adelphia/Comcast Transactions of $10 million.

Impairment of cable franchise rights. During the fourth quarter of 2008, the Company recorded a noncash impairment charge of $14.822 billion to reduce the carrying value of its cable franchise rights as a result of its annual impairment testing of goodwill and indefinite-lived intangible assets.

Loss on sale of cable systems. During 2008, the Company recorded a loss of $58 million as a result of the sale of certain non-core cable systems, which closed in December 2008.

Reconciliation of Operating Income (Loss) before Depreciation and Amortization to Operating Income (Loss). The following table reconciles Operating Income (Loss) before Depreciation and Amortization to Operating Income (Loss). In addition, the table provides the components from Operating Income (Loss) to net income (loss) attributable to TWC for purposes of the discussions that follow (in millions):

	Year Ended December 31,
	2008	2007	% Change

Operating Income (Loss) before Depreciation and Amortization	$(8,694)	$5,742	NM
Depreciation	(2,826)	(2,704)	4.5%
Amortization	(262)	(272)	(3.7%)

Operating Income (Loss)	(11,782)	2,766	NM
Interest expense, net	(923)	(894)	3.2%
Other income (expense), net	(367)	156	NM

Income (loss) before income taxes	(13,072)	2,028	NM
Income tax benefit (provision)	5,109	(806)	NM

Net income (loss)	(7,963)	1,222	NM
Less: Net (income) loss attributable to noncontrolling interests	619	(99)	NM

Net income (loss) attributable to TWC	$(7,344)	$1,123	NM

NM—Not meaningful.

Operating Income (Loss) before Depreciation and Amortization. As discussed above, in 2008, Operating Loss before Depreciation and Amortization was impacted by the impairment of cable franchise rights, the loss on sale of cable systems and restructuring costs. In 2007, Operating Income before Depreciation and Amortization was impacted by merger-related and restructuring costs. Excluding these items, Operating Income before Depreciation and Amortization increased principally as a result of revenue growth (particularly in high margin high-speed data revenues), partially offset by higher costs of revenues and selling, general and administrative expenses. Additionally, Operating Income before Depreciation and Amortization in 2008 was negatively impacted by $14 million of costs resulting from the impact of Hurricane Ike on certain of the Company’s cable systems in southeast Texas and Ohio.

TIME WARNER CABLE INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS
OF OPERATIONS AND FINANCIAL CONDITION—(Continued)

Depreciation expense. The increase in depreciation expense was primarily associated with purchases of customer premise equipment, scalable infrastructure and line extensions occurring during or subsequent to 2007, partially offset by certain property, plant and equipment acquired in the Adelphia/Comcast Transactions that was fully depreciated as of July 31, 2008.

Amortization expense. Amortization expense decreased primarily due to the absence of amortization expense associated with customer relationships recorded in connection with the 2003 restructuring of TWE, which were fully amortized as of the end of the first quarter of 2007.

Operating Income (Loss). As discussed above, in 2008, Operating Loss was impacted by the impairment of cable franchise rights, the loss on sale of cable systems and restructuring costs. In 2007, Operating Income was impacted by merger-related and restructuring costs. Excluding these items, Operating Income increased primarily due to the increase in Operating Income before Depreciation and Amortization, partially offset by the increase in depreciation expense, as discussed above.

Interest expense, net. Interest expense, net, increased primarily due to an increase in fixed-rate debt with higher average interest rates as a result of the 2008 Bond Offerings. Additionally, interest expense, net, was impacted by the April 2007 issuance of fixed-rate debt securities and, for 2008, also included $45 million of debt issuance costs primarily related to the portion of the upfront loan fees for the 2008 Bridge Facility that was recognized as expense due to the reduction of commitments under such facility as a result of the 2008 Bond Offerings. These items were partially offset by a decrease in interest on the Company’s variable-rate debt, which resulted from both a decrease in variable-rate debt and lower variable interest rates, and an increase in interest income.

Other income (expense), net. Other income (expense), net, detail is shown in the table below (in millions):

	Year Ended December 31,
	2008	2007

Direct transaction costs related to the Separation Transactions(a)	$(17)	$—
Income from equity investments, net	16	11
Other investment gains (losses)(b)	(366)	146
Other	—	(1)

Other income (expense), net	$(367)	$156

(a)	Amount primarily consists of legal and professional fees.
(b)	2008 amount consists of a $367 million impairment charge on the Company’s investment in Clearwire Communications LLC (an investment of the Company accounted for under the equity method of accounting) and an $8 million impairment charge on an investment, partially offset by a $9 million gain recorded on the sale of a cost-method investment. 2007 amount consists of a gain of $146 million as a result of the distribution of the assets of TKCCP, which was a 50-50 joint venture between a consolidated subsidiary of TWC and Comcast, to TWC and Comcast on January 1, 2007. The distribution was treated as a sale of the Company’s 50% equity interest in the pool of assets consisting of the Houston cable systems.

Income tax benefit (provision). TWC’s income tax benefit (provision) has been prepared as if the Company operated as a stand-alone taxpayer for all periods presented. In 2008, the Company recorded an income tax benefit of $5.109 billion and, in 2007, the Company recorded an income tax provision of $806 million. The effective tax rate was 39.1% in 2008, which included the impacts of the impairment of cable franchise rights and the loss on sale of cable systems, as compared to 39.7% in 2007. Absent these items, the effective tax rate for 2008 would have been 44.2%. The increase in the Company’s effective tax rate for 2008 (excluding the impairment of cable franchise rights and the loss on sale of cable systems) was primarily due to the tax impact of the 2008 impairment charge on the Company’s investment in Clearwire Communications LLC, as discussed above.

Net (income) loss attributable to noncontrolling interests. Net loss attributable to noncontrolling interests in 2008 included the impacts of the impairment of cable franchise rights and the loss on sale of cable systems, as discussed above. Excluding these items, net income attributable to noncontrolling interests increased primarily due to larger profits recorded by TW NY during 2008.

Net income (loss) attributable to TWC and net income (loss) attributable to TWC per common share. Net income (loss) attributable to TWC and net income (loss) attributable to TWC per common share were as follows for 2008 and 2007 (in millions, except per share data):

	Year Ended December 31,
	2008	2007	% Change

Net income (loss) attributable to TWC	$(7,344)	$1,123	NM

Net income (loss) attributable to TWC per common share:
Basic	$(22.55)	$3.45	NM

Diluted	$(22.55)	$3.45	NM

NM—Not meaningful.

TIME WARNER CABLE INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS
OF OPERATIONS AND FINANCIAL CONDITION—(Continued)

As discussed above, in 2008, net loss attributable to TWC and net loss attributable to TWC per common share were impacted by the impairment of cable franchise rights, the loss on sale of cable systems and restructuring costs. In 2007, net income attributable to TWC and net income attributable to TWC per common share were impacted by merger-related and restructuring costs. Excluding these items, net income attributable to TWC and net income attributable to TWC per common share decreased primarily due to the change in other income (expense), net, (which included the 2008 impairment on the Company’s investment in Clearwire Communications LLC and the 2007 gain resulting from the distribution of TKCCP’s assets) and increases in net income attributable to noncontrolling interests and interest expense, net, partially offset by an increase in Operating Income and a decrease in income tax provision.

FINANCIAL CONDITION AND LIQUIDITY

Management believes that cash generated by or available to TWC should be sufficient to fund its capital and liquidity needs for the foreseeable future. There are no maturities of the Company’s long-term debt prior to the February 2011 maturity of the Revolving Credit Facility, which, as of December 31, 2009, supported outstanding borrowings of approximately $1.3 billion under the Company’s commercial paper program. The Company expects to enter into a new revolving credit agreement prior to the maturity of the current Revolving Credit Facility. TWC’s sources of cash include cash provided by operating activities, cash and equivalents on hand, borrowing capacity under its committed credit facility and commercial paper program, as well as access to capital markets.

TWC’s unused committed capacity was $5.512 billion as of December 31, 2009, reflecting $1.048 billion of cash and equivalents and $4.464 billion of available borrowing capacity under the Company’s $5.875 billion Revolving Credit Facility.

Current Financial Condition

As of December 31, 2009, the Company had $22.331 billion of debt, $1.048 billion of cash and equivalents (net debt of $21.283 billion, defined as total debt less cash and equivalents), $300 million of mandatorily redeemable non-voting Series A Preferred Equity Membership Units (the “TW NY Cable Preferred Membership Units”) issued by a subsidiary of TWC, Time Warner NY Cable LLC (“TW NY Cable”), and $8.685 billion of total TWC shareholders’ equity. As of December 31, 2008, the Company had $17.728 billion of debt, $5.449 billion of cash and equivalents (net debt of $12.279 billion), $300 million of TW NY Cable Preferred Membership Units and $17.164 billion of total TWC shareholders’ equity.

The following table shows the significant items contributing to the increase in net debt from December 31, 2008 to December 31, 2009 (in millions):

Balance as of December 31, 2008	$12,279
Payment of the Special Dividend	10,856
Cash provided by operating activities	(5,179)
Capital expenditures	3,231
All other, net	96

Balance as of December 31, 2009	$21,283

In 2008, TWC filed a shelf registration statement on Form S-3 with the Securities and Exchange Commission (the “SEC”) that allows TWC to offer and sell from time to time senior and subordinated debt securities and debt warrants.

On January 27, 2010, the Company’s Board of Directors declared a quarterly cash dividend on TWC Common Stock. The quarterly dividend of $0.40 per share of TWC Common Stock, representing the first payment of a planned annual dividend of $1.60 per share, will be payable in cash on March 15, 2010 to stockholders of record at the close of business on February 26, 2010.

Included in prepaid expenses and other current assets in the accompanying consolidated balance sheet as of December 31, 2009 is a $34 million net receivable from The Reserve Fund’s Primary Fund (the “The Reserve Fund”). On January 29, 2010, the Company received an additional $33 million from The Reserve Fund reducing its remaining net receivable to $1 million. See Note 18 to the accompanying consolidated financial statements for additional discussion of the Company’s investment in The Reserve Fund.

Cash Flows

Cash and equivalents decreased $4.401 billion in 2009 and increased $5.217 billion and $181 million in 2008 and 2007, respectively. Components of these changes are discussed below in more detail.

TIME WARNER CABLE INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS
OF OPERATIONS AND FINANCIAL CONDITION—(Continued)

Operating Activities

Details of cash provided by operating activities are as follows (in millions):

	Year Ended December 31,
	2009	2008	2007

Operating Income (Loss) before Depreciation and Amortization	$6,402	$(8,694)	$5,742
Noncash impairment of cable franchise rights	—	14,822	—
Noncash equity-based compensation	97	78	59
Noncash loss on sale of cable systems	—	58	—
Net interest payments(a)	(1,221)	(707)	(845)
Pension plan contributions(b)	(170)	(402)	(1)
Net income taxes paid(c)	(37)	(36)	(292)
Net merger-related and restructuring accruals (payments)	14	(7)	(11)
Net cash flows from discontinued operations(d)	—	—	47
All other, net, including working capital changes	94	188	(136)

Cash provided by operating activities	$5,179	$5,300	$4,563

(a)	Amounts include interest income received of $13 million, $38 million and $10 million in 2009, 2008 and 2007, respectively.
(b)	Amounts represent contributions to the Company’s funded and unfunded defined benefit pension plans.
(c)	Amounts include income tax refunds received of $53 million, $4 million and $6 million in 2009, 2008 and 2007, respectively.
(d)	Amount reflects noncash gains and expenses and working capital-related adjustments of $47 million in 2007 (none in 2009 and 2008).

Cash provided by operating activities decreased from $5.300 billion in 2008 to $5.179 billion in 2009. This decrease was primarily related to an increase in net interest payments and the change in working capital requirements, partially offset by an increase in Operating Income before Depreciation and Amortization excluding the noncash items noted in the table above (as previously discussed) and the decrease in pension plan contributions.

The increase in net interest payments resulted from higher average debt outstanding during 2009, as well as the timing of interest payments. The Company expects that its net interest payments will increase in 2010 primarily as a result of the timing of interest payments related to the 2009 Bond Offerings.

The Company contributed $160 million to its funded defined benefit pension plans during 2009 and may make discretionary cash contributions to its funded defined benefit pension plans during 2010. See Note 14 to the accompanying consolidated financial statements for additional discussion of the funded status of the Company’s defined benefit pension plans.

Net income taxes paid during 2009 benefited from reimbursements from Time Warner in accordance with a tax sharing arrangement between TWC and Time Warner, as well as the impact of the accelerated depreciation deductions provided by the American Recovery and Reinvestment Act of 2009, partially offset by the reversal of a portion of similar benefits received in 2008 from the Economic Stimulus Act of 2008. These Acts provide for a first year bonus depreciation deduction of 50% of the cost of the Company’s qualified capital expenditures for the year. The Company expects that net income taxes paid will increase significantly in 2010, primarily due to the absence of bonus depreciation (unless there is a legislative extension of bonus depreciation) and the reversal of a portion of the bonus depreciation benefits received in 2008 and 2009.

Cash provided by operating activities increased from $4.563 billion in 2007 to $5.300 billion in 2008. This increase was primarily related to an increase in Operating Income before Depreciation and Amortization excluding the noncash items noted in the table above (as previously discussed), a favorable change in working capital requirements and decreases in net income tax and net interest payments, partially offset by 2008 pension plan contributions. The change in working capital requirements was primarily due to the timing of payments and collections of accounts receivable. The decrease in net income tax payments was primarily due to the impact of the Economic Stimulus Act of 2008.

TIME WARNER CABLE INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS
OF OPERATIONS AND FINANCIAL CONDITION—(Continued)

Investing Activities

Details of cash used by investing activities are as follows (in millions):

	Year Ended December 31,
	2009	2008	2007

Investments and acquisitions, net of cash acquired and distributions received:
Clearwire Communications LLC(a)	$(97)	$(536)	$—
The Reserve Fund(b)	64	(103)	—
SpectrumCo LLC(a)	(29)	(3)	(33)
Distributions received from an investee(c)	—	—	51
Acquisition of Adelphia assets and exchange of systems with Comcast(d)	—	2	(25)
All other	(26)	(45)	(53)
Capital expenditures	(3,231)	(3,522)	(3,433)
Proceeds from the sale of cable systems	—	51	52
Other investing activities	12	16	9

Cash used by investing activities	$(3,307)	$(4,140)	$(3,432)

(a)	Refer to Note 11 to the accompanying consolidated financial statements for details on the Company’s investments in Clearwire Communications LLC and SpectrumCo LLC.
(b)	2008 amount reflects the classification of the Company’s investment in The Reserve Fund as prepaid expenses and other current assets on the Company’s consolidated balance sheet as a result of the then current status of the Company’s investment. 2009 amount reflects the receipt of the Company’s pro rata share of partial distributions made by The Reserve Fund during 2009.
(c)	Distributions received from an investee represent distributions received from Sterling Entertainment Enterprises, LLC (d/b/a SportsNet New York), an equity-method investee.
(d)	2007 amount primarily represents additional transaction-related costs, including working capital adjustments.

Cash used by investing activities decreased from $4.140 billion in 2008 to $3.307 billion in 2009. This decrease was principally due to the change in investments and acquisitions, net, and a decrease in capital expenditures. The Company expects that capital expenditures will decrease to less than $3.0 billion in 2010.

Cash used by investing activities increased from $3.432 billion in 2007 to $4.140 billion in 2008. This increase was principally due to the Company’s investment in Clearwire Communications LLC and the classification of the Company’s investment in The Reserve Fund as prepaid expenses and other current assets on the Company’s consolidated balance sheet (as discussed above), as well as an increase in capital expenditures.

TWC’s capital expenditures included the following major categories (in millions):

	Year Ended December 31,
	2009	2008	2007

Customer premise equipment(a)	$1,251	$1,628	$1,485
Scalable infrastructure(b)	787	600	604
Line extensions(c)	335	350	372
Upgrades/rebuilds(d)	174	315	315
Support capital(e)	684	629	657

Total capital expenditures	$3,231	$3,522	$3,433

(a)	Amounts represent costs incurred in the purchase and installation of equipment that resides at a customer’s home or business for the purpose of receiving/sending video, high-speed data and/or voice signals. Such equipment includes digital (including high-definition) set-top boxes, remote controls, high-speed data modems, telephone modems and the costs of installing such new equipment. Customer premise equipment also includes materials and labor costs incurred to install the “drop” cable that connects a customer’s dwelling or business to the closest point of the main distribution network.
(b)	Amounts represent costs incurred in the purchase and installation of equipment that controls signal reception, processing and transmission throughout TWC’s distribution network, as well as controls and communicates with the equipment residing at a customer’s home or business. Also included in scalable infrastructure is certain equipment necessary for content aggregation and distribution (video-on-demand equipment) and equipment necessary to provide certain video, high-speed data and Digital Phone service features (voicemail, e-mail, etc.).
(c)	Amounts represent costs incurred to extend TWC’s distribution network into a geographic area previously not served. These costs typically include network design, the purchase and installation of fiber optic and coaxial cable and certain electronic equipment.
(d)	Amounts primarily represent costs incurred to upgrade or replace certain existing components or an entire geographic area of TWC’s distribution network. These costs typically include network design, the purchase and installation of fiber optic and coaxial cable and certain electronic equipment.
(e)	Amounts represent all other capital purchases required to run day-to-day operations. These costs typically include vehicles, land and buildings, computer hardware/software, office equipment, furniture and fixtures, tools and test equipment. Amounts include capitalized software costs of $202 million, $201 million and $196 million in 2009, 2008 and 2007, respectively.

TIME WARNER CABLE INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS
OF OPERATIONS AND FINANCIAL CONDITION—(Continued)

TWC incurs expenditures associated with the construction of its cable systems. Costs associated with the construction of transmission and distribution facilities are capitalized. TWC generally capitalizes expenditures for tangible fixed assets having a useful life of greater than one year. Capitalized costs include direct material, labor and overhead, as well as interest. Sales and marketing costs, as well as the costs of repairing or maintaining existing fixed assets, are expensed as incurred. With respect to customer premise equipment, which includes set-top boxes and high-speed data and telephone modems, TWC capitalizes installation costs only upon the initial deployment of these assets. All costs incurred in subsequent disconnects and reconnects of previously installed customer premise equipment are expensed as incurred. Depreciation on these assets is provided generally using the straight-line method over their estimated useful lives. For set-top boxes and modems, the useful life is 3 to 5 years, and, for distribution plant, the useful life is up to 16 years.

Financing Activities

Details of cash provided (used) by financing activities are as follows (in millions):

	Year Ended December 31,
	2009	2008	2007

Borrowings (repayments), net(a)	$1,261	$(206)	$(1,545)
Borrowings	12,037	7,182	8,387
Repayments	(8,677)	(2,817)	(7,679)
Debt issuance costs	(34)	(97)	(29)
Payment of Special Dividend	(10,856)	—	—
Other financing activities	(4)	(5)	(84)

Cash provided (used) by financing activities	$(6,273)	$4,057	$(950)

(a)	Borrowings (repayments), net, reflects borrowings under the Company’s commercial paper program with original maturities of three months or less, net of repayments of such borrowings.

Cash provided by financing activities was $4.057 billion in 2008 compared to cash used by financing activities of $6.273 billion in 2009. Cash used by financing activities in 2009 primarily included the payment of the Special Dividend, partially offset by the net proceeds of the 2009 Bond Offerings (after repayment of other debt). Cash provided by financing activities in 2008 primarily included the net proceeds from the 2008 Bond Offerings, partially offset by repayments under the Revolving Credit Facility and commercial paper program, the repayment of TWE’s 7.25% debentures due September 1, 2008 (aggregate principal amount of $600 million), and debt issuance costs relating to the 2008 Bond Offerings and the 2008 Bridge Facility.

Cash used by financing activities was $950 million in 2007 compared to cash provided by financing activities of $4.057 billion in 2008. Cash provided by financing activities in 2008 primarily included the net proceeds from the 2008 Bond Offerings, partially offset by repayments under the Revolving Credit Facility and commercial paper program, the repayment of TWE’s matured long-term debt (discussed above), and debt issuance costs relating to the 2008 Bond Offerings and the 2008 Bridge Facility. Cash used by financing activities for 2007 included net repayments under the Company’s debt obligations and payments for other financing activities.

Free Cash Flow

Reconciliation of Cash provided by operating activities to Free Cash Flow. The following table reconciles Cash provided by operating activities to Free Cash Flow (in millions):

	Year Ended December 31,
	2009	2008	2007

Cash provided by operating activities	$5,179	$5,300	$4,563
Reconciling Items:
Adjustments relating to the operating cash flow of discontinued operations	—	—	(47)

Cash provided by continuing operating activities	5,179	5,300	4,516
Add: Excess tax benefit from exercise of stock options	—	—	5
Less:
Capital expenditures	(3,231)	(3,522)	(3,433)
Cash paid for other intangible assets	(25)	(34)	(36)
Other	(6)	(5)	(28)

Free Cash Flow	$1,917	$1,739	$1,024

TIME WARNER CABLE INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS
OF OPERATIONS AND FINANCIAL CONDITION—(Continued)

Free Cash Flow increased from $1.739 billion in 2008 to $1.917 billion in 2009 primarily as a result of a decrease in capital expenditures, partially offset by a decrease in cash provided by operating activities, as discussed above.

Free Cash Flow increased from $1.024 billion in 2007 to $1.739 billion in 2008 primarily as a result of an increase in cash provided by continuing operating activities, partially offset by an increase in capital expenditures, as discussed above.

Outstanding Debt and Mandatorily Redeemable Preferred Equity and Available Financial Capacity

Debt and mandatorily redeemable preferred equity as of December 31, 2009 and 2008 were as follows:

				Outstanding Balance as of
		Interest		December 31,
	Maturity	Rate		2009	2008
				(in millions)

Credit facilities and commercial paper program(a)(b)	2011	0.484	%(c)	$1,261	$3,045
TWE notes and debentures(d)	2012-2033	7.844	%(c)	2,702	2,714
TWC notes and debentures	2012-2039	6.176	%(e)	18,357	11,956
Capital leases and other(f)				11	13

Total debt				22,331	17,728
TW NY Cable Preferred Membership Units	2013	8.210%		300	300

Total debt and mandatorily redeemable preferred equity				$22,631	$18,028

(a)	TWC’s unused committed capacity was $5.512 billion as of December 31, 2009, reflecting $1.048 billion in cash and equivalents and $4.464 billion of available borrowing capacity under the Revolving Credit Facility (which reflects a reduction of $149 million for outstanding letters of credit backed by the Revolving Credit Facility).
(b)	Outstanding balance amount as of December 31, 2009 excludes an unamortized discount on commercial paper of $1 million (none as of December 31, 2008).
(c)	Rate represents a weighted-average effective interest rate as of December 31, 2009.
(d)	Outstanding balance amount as of December 31, 2009 and 2008 includes an unamortized fair value adjustment of $102 million and $114 million, respectively, which includes the fair value adjustment recognized as a result of the 2001 merger of America Online, Inc. (now known as AOL Inc.) and Time Warner Inc. (now known as Historic TW Inc.).
(e)	Rate represents a weighted-average effective interest rate as of December 31, 2009 and includes the effects of derivative financial instruments.
(f)	Amount includes $1 million of debt due within one year as of December 31, 2008 (none as of December 31, 2009), which primarily relates to capital lease obligations.

See “Overview—Recent Developments—2009 Bond Offerings and Termination of Lending Commitments” and Note 7 to the accompanying consolidated financial statements for further details regarding the Company’s outstanding debt and mandatorily redeemable preferred equity and other financing arrangements, including certain information about maturities, covenants, rating triggers and bank credit agreement leverage ratios relating to such debt and financing arrangements.

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

TIME WARNER CABLE INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS
OF OPERATIONS AND FINANCIAL CONDITION—(Continued)

The following table summarizes the Company’s aggregate contractual obligations as of December 31, 2009, and the estimated timing and effect that such obligations are expected to have on the Company’s liquidity and cash flows in future periods (in millions):

		2011-	2013-	2015-
	2010	2012	2014	thereafter	Total

Programming purchases(a)	$3,339	$5,697	$4,235	$2,538	$15,809
Outstanding debt obligations and TW NY Cable Preferred Membership Units(b)	—	3,370	3,551	15,751	22,672
Interest and dividends(c)	1,460	2,964	2,508	12,111	19,043
Digital Phone connectivity(d)	536	631	151	—	1,318
Facility leases(e)	115	208	166	389	878
Data processing services	50	88	7	—	145
High-speed data connectivity(f)	39	14	4	20	77
Other	46	34	11	71	162

Total	$5,585	$13,006	$10,633	$30,880	$60,104

(a)	Programming purchases represent contracts that the Company has with cable television networks and broadcast stations to provide programming services to its subscribers. There is generally no obligation to purchase these services if the Company is not providing video services. Programming fees represent a significant portion of its costs of revenues. Future fees under such contracts are based on numerous variables, including number and type of customers. The amounts included above represent estimates of future programming costs based on subscriber numbers as of December 31, 2009 applied to the per-subscriber contractual rates contained in contracts for which the Company does not have the right to cancel the contract or for contracts with a guaranteed minimum commitment.
(b)	Outstanding debt obligations and TW NY Cable Preferred Membership Units represent principal amounts due on outstanding debt obligations and the TW NY Cable Preferred Membership Units as of December 31, 2009. Amounts do not include any fair value adjustments, bond premiums, discounts, interest rate derivatives, interest payments or dividends.
(c)	Amounts are based on the outstanding debt or TW NY Cable Preferred Membership Units balances, respective interest or dividend rates (interest rates on variable-rate debt were held constant through maturity at the December 31, 2009 rates) and maturity schedule of the respective instruments as of December 31, 2009. Interest ultimately paid on these obligations may differ based on changes in interest rates for variable-rate debt, as well as any potential future refinancings entered into by the Company. See Note 7 to the accompanying consolidated financial statements for further details.
(d)	Digital Phone connectivity obligations relate to transport, switching and interconnection services that allow for the origination and termination of local and long-distance telephony traffic. These expenses also include related technical support services. There is generally no obligation to purchase these services if the Company is not providing Digital Phone service. The amounts included above are generally based on the number of Digital Phone subscribers as of December 31, 2009 and the per-subscriber contractual rates contained in the contracts that were in effect as of December 31, 2009.
(e)	The Company has facility lease obligations under various operating leases including minimum lease obligations for real estate and operating equipment.
(f)	High-speed data connectivity obligations are based on the contractual terms for bandwidth circuits that were in use as of December 31, 2009.

The Company’s total rent expense, which primarily includes facility rental expense and pole attachment rental fees, amounted to $212 million in 2009, $190 million in 2008 and $182 million in 2007.

Minimum pension funding requirements have not been presented as such amounts have not been determined beyond 2009. The Company did not have a required minimum pension contribution obligation for its funded defined benefit pension plans in 2009; however, the Company made discretionary cash contributions of $160 million to these plans during 2009 and may make discretionary cash contributions to these plans in 2010.

Contingent Commitments

TWC has cable franchise agreements containing provisions requiring the construction of cable plant and the provision of services to customers within the franchise areas. In connection with these obligations under existing franchise agreements, TWC obtains surety bonds or letters of credit guaranteeing performance to municipalities and public utilities and payment of insurance premiums. Such surety bonds and letters of credit as of December 31, 2009 and 2008 totaled $313 million and $288 million, respectively. Payments under these arrangements are required only in the event of nonperformance. TWC does not expect that these contingent commitments will result in any amounts being paid in the foreseeable future.

MARKET RISK MANAGEMENT

Market risk is the potential gain/loss arising from changes in market rates and prices, such as interest rates.

Interest Rate Risk

Fixed-rate Debt and TW NY Cable Preferred Membership Units

As of December 31, 2009, TWC had fixed-rate debt and TW NY Cable Preferred Membership Units with an outstanding balance of $21.371 billion (excluding the estimated fair value of the interest rate derivative transactions discussed below) and an estimated fair value

TIME WARNER CABLE INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS
OF OPERATIONS AND FINANCIAL CONDITION—(Continued)

of $23.639 billion. Based on TWC’s fixed-rate debt obligations outstanding at December 31, 2009, a 25 basis point increase or decrease in the level of interest rates would, respectively, decrease or increase the fair value of the fixed-rate debt by approximately $427 million. Such potential increases or decreases are based on certain simplifying assumptions, including a constant level of fixed-rate debt and an immediate, across-the-board increase or decrease in the level of interest rates with no other subsequent changes for the remainder of the period.

Variable-rate Debt

As of December 31, 2009, TWC had an outstanding balance of variable-rate debt of $1.261 billion. Based on TWC’s variable-rate debt obligations outstanding at December 31, 2009, each 25 basis point increase or decrease in the level of interest rates would, respectively, increase or decrease TWC’s annual interest expense and related cash payments by approximately $3 million. Such potential increases or decreases are based on certain simplifying assumptions, including a constant level of variable-rate debt for all maturities and an immediate, across-the-board increase or decrease in the level of interest rates with no other subsequent changes for the remainder of the period.

Interest Rate Derivative Transactions

The Company is exposed to the market risk of adverse changes in interest rates. To manage the volatility relating to these exposures, the Company’s policy is to maintain a mix of fixed-rate and variable-rate debt by entering into various interest rate derivative transactions as described below to help achieve that mix. Using interest rate swaps, the Company agrees to exchange, at specified intervals, the difference between fixed and variable interest amounts calculated by reference to an agreed-upon notional principal amount.

The following table summarizes the terms of the Company’s existing fixed to variable interest rate swaps as of December 31, 2009:

Maturities	2012-2015
Notional amount (in millions)	$5,250
Average pay rate (variable based on LIBOR plus variable margins)	4.03%
Average receive rate (fixed)	6.24%
Estimated fair value (in millions)	$(12)

The notional amounts of interest rate instruments, as presented in the above table, are used to measure interest to be paid or received and do not represent the amount of exposure to credit loss. Interest rate swaps represent an integral part of the Company’s interest rate risk management program, with a benefit to interest expense, net, in 2009 of $30 million.

Equity Risk

TWC is also exposed to market risk as it relates to changes in the market value of its investments. TWC invests in equity instruments of companies for operational and strategic business purposes. These investments are subject to significant fluctuations in fair market value due to volatility in the general equity markets and the specific industries in which the companies operate. As of December 31, 2009, TWC had $975 million of investments, which included $691 million related to SpectrumCo LLC and $207 million related to Clearwire Communications LLC.

Prior to 2007, some of TWC’s employees were granted options to purchase shares of Time Warner common stock in connection with their past employment with subsidiaries and affiliates of Time Warner, including TWC. Upon the exercise of Time Warner stock options held by TWC employees, TWC is obligated to reimburse Time Warner for the excess of the market price of Time Warner common stock on the day of exercise over the option exercise price (the “intrinsic” value of the award). Prior to the Separation, TWC recorded an equity award reimbursement obligation for the intrinsic value of vested and outstanding Time Warner stock options held by TWC employees. This liability was adjusted each reporting period to reflect changes in the market price of Time Warner common stock and the number of Time Warner stock options held by TWC employees with an offsetting adjustment to TWC shareholders’ equity. Beginning on March 12, 2009, the date of the Separation, TWC began accounting for the equity award reimbursement obligation as a derivative financial instrument because, as of such date, Time Warner is no longer a controlling shareholder of the Company. The Company records the equity award reimbursement obligation at fair value in the consolidated balance sheet, which is estimated using the Black-Scholes model, and, on March 12, 2009, TWC established a liability of $16 million for the fair value of the equity award reimbursement obligation in other liabilities with an offsetting adjustment to TWC shareholders’ equity in the consolidated balance sheet. The change in the equity award reimbursement obligation fluctuates primarily with the fair value and expected volatility of Time Warner common stock and is recorded in earnings in the period of change. For the year ended December 31, 2009, TWC recognized a loss of $21 million in other income

TIME WARNER CABLE INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS
OF OPERATIONS AND FINANCIAL CONDITION—(Continued)

(expense), net, in the consolidated statement of operations for the change in the fair value of the equity award reimbursement obligation after the Separation.

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

Asset Impairments

Investments

TWC’s investments are primarily accounted for using the equity method of accounting. A subjective aspect of accounting for investments involves determining whether an other-than-temporary decline in value of the investment has been sustained. If it has been determined that an investment has sustained an other-than-temporary decline in its value, the investment is written down to its fair value by a charge to earnings. This evaluation is dependent on the specific facts and circumstances. TWC evaluates available information (e.g., budgets, business plans, financial statements, etc.) in addition to quoted market prices, if any, in determining whether an other-than-temporary decline in value exists. Factors indicative of an other-than-temporary decline include recurring operating losses, credit defaults and subsequent rounds of financing at an amount below the cost basis of the Company’s investment. This list is not all-inclusive and the Company weighs all known quantitative and qualitative factors in determining if an other-than-temporary decline in the value of an investment has occurred. In 2009, there were no significant investment impairment charges.

Long-lived Assets

Long-lived assets (e.g., property, plant and equipment) do not require that an annual impairment test be performed; instead, long-lived assets are tested for impairment upon the occurrence of a triggering event. Triggering events include the more likely than not disposal of a portion of such assets or the occurrence of an adverse change in the market involving the business employing the related assets. Once a triggering event has occurred, the impairment test is based on whether the intent is to hold the asset for continued use or to hold the asset for sale. If the intent is to hold the asset for continued use, the impairment test first requires a comparison of estimated undiscounted future cash flows generated by the asset group against the carrying value of the asset group. If the carrying value of the asset group exceeds the estimated undiscounted future cash flows, the asset would be deemed to be impaired. The impairment charge would then be measured as the difference between the estimated fair value of the asset and its carrying value. Fair value is generally determined by discounting the future cash flows associated with that asset. If the intent is to hold the asset for sale and certain other criteria are met (e.g., the asset can be disposed of currently, appropriate levels of authority have approved the sale, and there is an active program to locate a buyer), the impairment test involves comparing the asset’s carrying value to its estimated fair value. To the extent the carrying value is greater than the asset’s estimated fair value, an impairment charge is recognized for the difference.

Significant judgments in this area involve determining whether a triggering event has occurred, determining the future cash flows for the assets involved and selecting the appropriate discount rate to be applied in determining estimated fair value. In 2009, there were no significant long-lived asset impairment charges.

Goodwill and Indefinite-lived Intangible Assets

Goodwill is tested annually for impairment during the fourth quarter or earlier upon occurrence of a triggering event. Goodwill impairment is determined using a two-step process. The first step involves a comparison of the estimated fair value of each of the Company’s eight geographic reporting units to its carrying amount, including goodwill. In performing the first step, the Company determines the fair value of a reporting unit using a combination of a discounted cash flow (“DCF”) analysis and a market-based approach. Determining fair value requires the exercise of significant judgment, including judgment about appropriate discount rates, perpetual growth rates, the amount and timing of expected future cash flows, as well as relevant comparable company earnings multiples for the market-based approach. The cash flows employed in the DCF analyses are based on the Company’s most recent budget and, for

TIME WARNER CABLE INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS
OF OPERATIONS AND FINANCIAL CONDITION—(Continued)

years beyond the budget, the Company’s estimates, which are based on assumed growth rates. The discount rates used in the DCF analyses are intended to reflect the risks inherent in the future cash flows of the respective reporting units. In addition, the market-based approach utilizes comparable company public trading values, research analyst estimates and, where available, values observed in private market transactions. If the estimated fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is not impaired and the second step of the impairment test is not necessary. If the carrying amount of a reporting unit exceeds its estimated fair value, then the second step of the goodwill impairment test must be performed. The second step of the goodwill impairment test compares the implied fair value of the reporting unit’s goodwill with its goodwill carrying amount to measure the amount of impairment, if any. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination. In other words, the estimated fair value of the reporting unit is allocated to all of the assets and liabilities of that unit (including any unrecognized intangible assets) as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the purchase price paid. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment charge is recognized in an amount equal to that excess.

Other intangible assets not subject to amortization, primarily cable franchise rights, are tested annually for impairment during the fourth quarter or earlier upon the occurrence of a triggering event. The impairment test for other intangible assets not subject to amortization involves a comparison of the estimated fair value of the intangible asset with its carrying value. If the carrying value of the intangible asset exceeds its fair value, an impairment charge is recognized in an amount equal to that excess. The estimates of fair value of intangible assets not subject to amortization are determined using a DCF valuation analysis. The DCF methodology used to value cable franchise rights entails identifying the projected discrete cash flows related to such cable franchise rights and discounting them back to the valuation date. Significant judgments inherent in this analysis include the selection of appropriate discount rates, estimating the amount and timing of estimated future cash flows attributable to cable franchise rights and identification of appropriate terminal growth rate assumptions. The discount rates used in the DCF analyses are intended to reflect the risk inherent in the projected future cash flows generated by the respective intangible assets.

The Company’s 2009 impairment analysis, which was performed as of December 31, 2009, did not result in any goodwill or cable franchise rights impairment charges. The carrying value of the cable franchise rights and goodwill by unit of accounting as of December 31, 2009, is as follows (in millions):

	Cable
	Franchise
	Rights	Goodwill

West	$3,350	$489
New York City	3,345	204
Texas	1,700	143
Midwest	5,028	505
Carolinas	3,908	224
Northeast	5,645	466
Kansas City	394	—
National	722	80

	$24,092	$2,111

As a result of the $14.822 billion cable franchise rights impairment charge taken in 2008, the carrying values of the Company’s impaired cable franchise rights (which represented the cable franchise rights in all of the Company’s eight units of accounting except for Kansas City) were re-set to their estimated fair values as of December 31, 2008. Management believes that the fair value of its cable franchise rights increased during 2009 across all reporting units and as a result, the Company did not record any cable franchise rights impairment charges. However, it is possible that impairment charges may be recorded in the future to reflect potential declines in fair value. Such impairment charges, if required, could be material.

To illustrate the extent that the fair value of the cable franchise rights exceeded their carrying value as of December 31, 2009, had the fair values of each of the cable franchise rights been lower by 15%, the Company still would not have recorded an impairment charge. Similarly, a decline in the fair values of the reporting units by up to 30% would not have resulted in any goodwill impairment charges.

TIME WARNER CABLE INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS
OF OPERATIONS AND FINANCIAL CONDITION—(Continued)

Legal Contingencies

The Company is subject to legal, regulatory and other proceedings and claims that arise in the ordinary course of business. The Company records an estimated liability for those proceedings and claims arising in the ordinary course of business when the loss from such proceedings and claims becomes probable and reasonably estimable. The Company reviews outstanding claims with internal, as well as external, counsel to assess the probability and the estimates of loss. The Company reassesses the risk of loss as new information becomes available and adjusts liabilities as appropriate. The actual cost of resolving a claim may be substantially different from the amount of the liability recorded. Differences between the estimated and actual amounts determined upon ultimate resolution, individually or in the aggregate, are not expected to have a material adverse effect on the Company’s consolidated financial position but could possibly be material to the Company’s consolidated results of operations or cash flow for any one period.

Income Taxes

From time to time, the Company engages in transactions in which the tax consequences may be subject to uncertainty. Examples of such transactions include business acquisitions and dispositions, including dispositions designed to be tax free, issues related to consideration paid or received, and certain financing transactions. Significant judgment is required in assessing and estimating the tax consequences of these transactions. The Company prepares and files tax returns based on interpretation of tax laws and regulations. In the normal course of business, the Company’s tax returns are subject to examination by various taxing authorities. Such examinations may result in future tax and interest assessments by these taxing authorities. In determining the Company’s tax provision for financial reporting purposes, the Company establishes a reserve for uncertain income tax positions unless such positions are determined to be “more likely than not” of being sustained upon examination, based on their technical merits. That is, for financial reporting purposes, the Company only recognizes tax benefits taken on the tax return that it believes are “more likely than not” of being sustained. There is considerable judgment involved in determining whether positions taken on the tax return are “more likely than not” of being sustained.

The Company adjusts its tax reserve estimates periodically because of ongoing examinations by, and settlements with, the various taxing authorities, as well as changes in tax laws, regulations and interpretations. The consolidated tax provision of any given year includes adjustments to prior year income tax accruals that are considered appropriate and any related estimated interest. The Company’s policy is to recognize, when applicable, interest and penalties on uncertain income tax positions as part of income tax expense. Refer to Note 12 to the accompanying consolidated financial statements for further details.

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

Significant judgment is also involved when the Company enters into agreements that result in the Company receiving cash consideration from the programming vendor, usually in the form of advertising sales, channel positioning fees, launch support or marketing support. In these situations, management must determine based upon facts and circumstances if such cash consideration should be recorded as revenue, a reduction in programming expense or a reduction in another expense category (e.g., marketing).

Pension Plans

TWC has both funded and unfunded noncontributory defined benefit pension plans covering a majority of its employees. Pension benefits are based on formulas that reflect the employees’ years of service and compensation during their employment period. The

TIME WARNER CABLE INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS
OF OPERATIONS AND FINANCIAL CONDITION—(Continued)

Company recognized pension expense associated with these plans of $162 million, $91 million and $64 million in 2009, 2008 and 2007, respectively. The Company expects pension expense to be approximately $130 million in 2010. The pension expense recognized by the Company is determined using certain assumptions, including the expected long-term rate of return on plan assets, the interest factor implied by the discount rate and the expected rate of compensation increases. TWC uses a December 31 measurement date for its plans. See Notes 3 and 14 to the accompanying consolidated financial statements for additional discussion. The determination of these assumptions is discussed in more detail below.

The Company used a discount rate of 6.17% to compute 2009 pension expense, which was determined by the matching of plan liability cash flows to a pension yield curve constructed of a large population of high-quality corporate bonds. A decrease in the discount rate of 25 basis points, from 6.17% to 5.92%, while holding all other assumptions constant, would have resulted in an increase in the Company’s pension expense of approximately $15 million in 2009.

The Company’s expected long-term rate of return on plan assets used to compute 2009 pension expense was 8.00%. In developing the expected long-term rate of return on assets, the Company considered the pension portfolio’s composition, past average rate of earnings and discussions with portfolio managers. The expected long-term rate of return was based on the 2008 asset allocation targets. A decrease in the expected long-term rate of return of 25 basis points, from 8.00% to 7.75%, while holding all other assumptions constant, would have resulted in an increase in the Company’s pension expense of approximately $3 million in 2009.

The Company used an estimated rate of future compensation increases of 4.00% to compute 2009 pension expense. An increase in the rate of 25 basis points, from 4.00% to 4.25%, while holding all other assumptions constant, would have resulted in an increase in the Company’s pension expense of approximately $4 million in 2009.

Property, Plant and Equipment

TWC incurs expenditures associated with the construction of its cable systems. Costs associated with the construction of transmission and distribution facilities are capitalized. TWC uses standard capitalization rates to capitalize installation activities. Significant judgment is involved in the development of these capitalization standards, including the average time required to perform an installation and the determination of the nature and amount of indirect costs to be capitalized. The capitalization standards are reviewed at least annually and adjusted, if necessary, based on comparisons to actual costs incurred.

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

Further, lower than expected valuations associated with the Company’s cash flows and revenues may result in the Company’s inability to realize the value of recorded intangibles and goodwill. Additionally, achieving the Company’s financial objectives could be adversely affected by the factors discussed in detail in Item 1A, “Risk Factors,” in Part I of this report, as well as:

•	a longer than anticipated continuation of the current economic slowdown or further deterioration in the economy;
•	any reduction in the Company’s ability to access the capital markets for debt securities or bank financings;
•	the impact of terrorist acts and hostilities;
•	changes in the Company’s plans, strategies and intentions;
•	the impacts of significant acquisitions, dispositions and other similar transactions; and
•	the failure to meet earnings expectations.

TIME WARNER CABLE INC.
CONSOLIDATED BALANCE SHEET

	December 31,
	2009	2008
	(in millions)

ASSETS
Current assets:
Cash and equivalents	$1,048	$5,449
Receivables, less allowances of $74 million and $90 million as of December 31, 2009 and 2008, respectively	663	692
Receivables from affiliated parties	—	161
Deferred income tax assets	139	156
Prepaid expenses and other current assets	252	201

Total current assets	2,102	6,659
Investments	975	895
Property, plant and equipment, net	13,919	13,537
Intangible assets subject to amortization, net	274	493
Intangible assets not subject to amortization	24,092	24,094
Goodwill	2,111	2,101
Other assets	221	110

Total assets	$43,694	$47,889

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$478	$546
Deferred revenue and subscriber-related liabilities	170	156
Payables to affiliated parties	42	209
Accrued programming expense	696	530
Other current liabilities	1,572	1,432

Total current liabilities	2,958	2,873
Long-term debt	22,331	17,727
Mandatorily redeemable preferred equity membership units issued by a subsidiary	300	300
Deferred income tax liabilities, net	8,957	8,193
Other liabilities	459	522
Commitments and contingencies (Note 17)
TWC shareholders’ equity:
Class A common stock, $0.01 par value, 0 shares and 300.7 million shares issued and outstanding as of December 31, 2009 and 2008, respectively	—	3
Class B common stock, $0.01 par value, 0 shares and 25.0 million shares issued and outstanding as of December 31, 2009 and 2008, respectively	—	—
Common stock, $0.01 par value, 352.5 million shares and 0 shares issued and outstanding as of December 31, 2009 and 2008, respectively	4	—
Paid-in capital	9,813	19,514
Accumulated other comprehensive loss, net	(319)	(467)
Accumulated deficit	(813)	(1,886)

Total TWC shareholders’ equity	8,685	17,164
Noncontrolling interests	4	1,110

Total equity	8,689	18,274

Total liabilities and equity	$43,694	$47,889

See accompanying notes.

TIME WARNER CABLE INC.
CONSOLIDATED STATEMENT OF OPERATIONS

	Year Ended December 31,
	2009	2008	2007
	(in millions, except per share data)

Revenues:
Subscription:
Video	$10,760	$10,524	$10,165
High-speed data	4,520	4,159	3,730
Voice	1,886	1,619	1,193

Total subscription	17,166	16,302	15,088
Advertising	702	898	867

Total revenues	17,868	17,200	15,955
Costs and expenses:
Costs of revenues(a)	8,555	8,145	7,542
Selling, general and administrative(a)	2,830	2,854	2,648
Depreciation	2,836	2,826	2,704
Amortization	249	262	272
Merger-related and restructuring costs	81	15	23
Impairment of cable franchise rights	—	14,822	—
Loss on sale of cable systems	—	58	—

Total costs and expenses	14,551	28,982	13,189

Operating Income (Loss)	3,317	(11,782)	2,766
Interest expense, net	(1,319)	(923)	(894)
Other income (expense), net	(86)	(367)	156

Income (loss) before income taxes	1,912	(13,072)	2,028
Income tax benefit (provision)	(820)	5,109	(806)

Net income (loss)	1,092	(7,963)	1,222
Less: Net (income) loss attributable to noncontrolling interests	(22)	619	(99)

Net income (loss) attributable to TWC	$1,070	$(7,344)	$1,123

Net income (loss) attributable to TWC per common share:
Basic	$3.07	$(22.55)	$3.45

Diluted	$3.05	$(22.55)	$3.45

Average common shares outstanding:
Basic	349.0	325.7	325.6

Diluted	350.9	325.7	325.7

Special cash dividend declared and paid per common share	$30.81	$—	$—

(a)	Costs of revenues and selling, general and administrative expenses exclude depreciation.

See accompanying notes.

TIME WARNER CABLE INC.
CONSOLIDATED STATEMENT OF CASH FLOWS

	Year Ended December 31,
	2009	2008	2007
	(in millions)

OPERATING ACTIVITIES
Net income (loss)	$1,092	$(7,963)	$1,222
Adjustments for noncash and nonoperating items:
Depreciation and amortization	3,085	3,088	2,976
Impairment of cable franchise rights	—	14,822	—
Pretax (gain) loss on asset sales	(12)	49	(146)
Loss from equity investments, net of cash distributions	64	378	12
Deferred income taxes	676	(4,960)	383
Equity-based compensation	97	78	59
Changes in operating assets and liabilities, net of acquisitions and dispositions:
Receivables	2	20	18
Accounts payable and other liabilities	161	48	(29)
Other changes	14	(260)	21
Adjustments relating to discontinued operations	—	—	47

Cash provided by operating activities	5,179	5,300	4,563

INVESTING ACTIVITIES
Investments and acquisitions, net of cash acquired and distributions received	(88)	(685)	(60)
Capital expenditures	(3,231)	(3,522)	(3,433)
Proceeds from asset sales	12	67	61

Cash used by investing activities	(3,307)	(4,140)	(3,432)

FINANCING ACTIVITIES
Borrowings (repayments), net(a)	1,261	(206)	(1,545)
Borrowings(b)	12,037	7,182	8,387
Repayments(b)	(8,677)	(2,817)	(7,679)
Debt issuance costs	(34)	(97)	(29)
Payment of special cash dividend	(10,856)	—	—
Other financing activities	(4)	(5)	(84)

Cash provided (used) by financing activities	(6,273)	4,057	(950)

Increase (decrease) in cash and equivalents	(4,401)	5,217	181
Cash and equivalents at beginning of year	5,449	232	51

Cash and equivalents at end of year	$1,048	$5,449	$232

(a)	Borrowings (repayments), net, reflects borrowings under TWC’s commercial paper program with original maturities of three months or less, net of repayments of such borrowings.
(b)	Amounts represent borrowings and repayments related to debt instruments with original maturities greater than three months.

See accompanying notes.

TIME WARNER CABLE INC.
CONSOLIDATED STATEMENT OF EQUITY

			Retained
			Earnings	Total TWC
	Common	Paid-in	(Accumulated	Shareholders’	Noncontrolling	Total
	Stock	Capital	Deficit)	Equity	Interests	Equity
			(in millions)

BALANCE AS OF DECEMBER 31, 2006	$3	$19,321	$4,240	$23,564	$1,624	$25,188
Net income	—	—	1,123	1,123	99	1,222
Change in underfunded / unfunded pension benefit obligation, net of $29 million income tax benefit	—	—	(43)	(43)	—	(43)
Change in realized / unrealized losses on derivative financial instruments, net of $1 million income tax benefit	—	—	(1)	(1)	—	(1)

Comprehensive income	—	—	1,079	1,079	99	1,178
Equity-based compensation	—	55	—	55	4	59
Impact of adopting new accounting pronouncements(a)	—	—	(34)	(34)	—	(34)
Other changes	—	42	—	42	(3)	39

BALANCE AS OF DECEMBER 31, 2007	3	19,418	5,285	24,706	1,724	26,430
Net loss	—	—	(7,344)	(7,344)	(619)	(7,963)
Change in underfunded / unfunded pension benefit obligation, net of $192 million income tax benefit	—	—	(290)	(290)	—	(290)
Change in realized / unrealized losses on derivative financial instruments, net of $2 million income tax benefit	—	—	(3)	(3)	—	(3)

Comprehensive loss	—	—	(7,637)	(7,637)	(619)	(8,256)
Equity-based compensation	—	73	—	73	5	78
Impact of adopting new accounting pronouncements(a)	—	—	(1)	(1)	—	(1)
Other changes	—	23	—	23	—	23

BALANCE AS OF DECEMBER 31, 2008	3	19,514	(2,353)	17,164	1,110	18,274
Net income	—	—	1,070	1,070	22	1,092
Change in underfunded / unfunded pension benefit obligation, net of $95 million income tax provision	—	—	146	146	—	146
Change in realized / unrealized gains on derivative financial instruments, net of $2 million income tax provision	—	—	2	2	—	2

Comprehensive income	—	—	1,218	1,218	22	1,240
Equity-based compensation	—	95	—	95	2	97
Redemption of Historic TW’s interest in TW NY	1	1,127	—	1,128	(1,128)	—
Special cash dividend ($30.81 per common share)	—	(10,856)	—	(10,856)	—	(10,856)
Retained distribution related to unvested restricted stock units	—	(46)	—	(46)	—	(46)
Other changes	—	(21)	3	(18)	(2)	(20)

BALANCE AS OF DECEMBER 31, 2009	$4	$9,813	$(1,132)	$8,685	$4	$8,689

(a)	For the year ended December 31, 2008, the amount reflects the impact of adopting authoritative guidance issued by the Financial Accounting Standards Board (“FASB”) relating to accounting for collateral assignment split-dollar life insurance arrangements of $1 million. For the year ended December 31, 2007, the amount relates to the impact of adopting authoritative guidance issued by the FASB relating to accounting for sabbatical leave and other similar benefits of $37 million and accounting for uncertainty in income taxes of $(3) million.

See accompanying notes.

TIME WARNER CABLE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Description of Business

Time Warner Cable Inc. (together with its subsidiaries, “TWC” or the “Company”) is the second-largest cable operator in the U.S., with technologically advanced, well-clustered systems located mainly in five geographic areas – New York State (including New York City), the Carolinas, Ohio, southern California (including Los Angeles) and Texas. As of December 31, 2009, TWC served approximately 14.6 million residential and commercial customers who subscribed to one or more of its three primary subscription services – video, high-speed data and voice – totaling approximately 26.4 million primary service units.

As discussed more fully in Note 4, on March 12, 2009, TWC completed its separation from Time Warner Inc. (“Time Warner”), which, prior to the Separation Transactions (as defined in Note 4), owned approximately 84% of the common stock of TWC (representing a 90.6% voting interest) and a 12.43% non-voting common stock interest in TW NY Cable Holding Inc. (“TW NY”), a subsidiary of TWC. As a result of the separation, Time Warner no longer has an ownership interest in TWC or TW NY.

TWC offers video, high-speed data and voice services over its broadband cable systems to residential and commercial customers. TWC markets its services separately and in “bundled” packages of multiple services and features. As of December 31, 2009, 57.3% of TWC’s residential and commercial customers subscribed to two or more of its primary services, including 23.7% of its customers who subscribed to all three primary services. TWC also sells advertising to a variety of national, regional and local advertising customers.

Basis of Presentation

Changes in Basis of Presentation

TWC Reverse Stock Split.  As discussed more fully in Note 4, in connection with TWC’s separation from Time Warner, on March 12, 2009, the Company implemented a reverse stock split of TWC Common Stock (as defined in Note 4) at a 1-for-3 ratio (the “TWC Reverse Stock Split”). The Company has recast the presentation of share and per share data in the consolidated financial statements to reflect the TWC Reverse Stock Split.

Transactions with Affiliated Parties.  As discussed more fully in Notes 4 and 15, upon completion of TWC’s separation from Time Warner, Time Warner and its affiliates are no longer related parties to TWC. For the periods prior to TWC’s separation from Time Warner, TWC has disclosed transactions with Time Warner and its affiliates in the financial statements as related party transactions.

Noncontrolling Interests.  As discussed more fully in Note 2, on January 1, 2009, TWC adopted authoritative guidance issued by the Financial Accounting Standards Board (“FASB”) that establishes accounting and reporting standards for a noncontrolling interest in a subsidiary, including the accounting treatment upon the deconsolidation of a subsidiary. As required by this guidance, the Company has recast the presentation of noncontrolling interests in the prior year financial statements so that they are comparable to those of 2009.

Basis of Consolidation

The consolidated financial statements include 100% of the assets, liabilities, revenues, expenses and cash flows of TWC and all entities in which TWC has a controlling voting interest. The consolidated financial statements include the results of Time Warner Entertainment-Advance/Newhouse Partnership (“TWE-A/N”) only for the TWE-A/N cable systems that are controlled by TWC and for which TWC holds an economic interest. Intercompany accounts and transactions between consolidated companies have been eliminated in consolidation.

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

Reclassifications

Certain reclassifications have been made to the prior years’ financial information to conform to the December 31, 2009 presentation.

TIME WARNER CABLE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2.	RECENT ACCOUNTING STANDARDS

Accounting Standards Adopted in 2009

Fair Value Measurements

In September 2006, the FASB issued authoritative guidance that establishes the authoritative definition of fair value, sets out a framework for measuring fair value and expands the required disclosures about fair value measurements. The provisions of this guidance related to nonfinancial assets and liabilities became effective for TWC on January 1, 2009, have been applied prospectively and did not have a material impact on the Company’s consolidated financial statements.

Noncontrolling Interests

In December 2007, the FASB issued authoritative guidance that establishes accounting and reporting standards for a noncontrolling interest in a subsidiary, including the accounting treatment upon the deconsolidation of a subsidiary. This guidance became effective for TWC on January 1, 2009 and has been applied prospectively, except for the provisions related to the presentation of noncontrolling interests, which have been applied retrospectively for all periods presented. Noncontrolling interests of $1.110 billion as of December 31, 2008 were reclassified to a component of total equity as reflected in the consolidated balance sheet. For the year ended December 31, 2008, minority interest income of $1.022 billion ($619 million, net of tax) and, for the year ended December 31, 2007, minority interest expense of $165 million ($99 million, net of tax) are excluded from net income (loss) in the consolidated statement of operations. Net income (loss) attributable to TWC per common share for prior periods is not impacted.

Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities

In June 2008, the FASB issued authoritative guidance that requires share-based compensation awards that qualify as participating securities to be included in basic earnings per share using the two-class method. Under this guidance, all outstanding unvested share-based payment awards that contain rights to nonforfeitable dividends or dividend equivalents are considered participating securities. This guidance became effective for TWC on January 1, 2009 and is being applied retrospectively to all prior-period earnings per share computations. The adoption of this guidance did not impact net income attributable to TWC per common share for prior periods. As further discussed in Note 16, on January 27, 2010, the Company’s Board of Directors declared a regular quarterly cash dividend on TWC Common Stock of $0.40 per share payable in March  2010. As a result of such declaration, the Company’s outstanding restricted stock units will be treated as participating securities to the extent of declared dividends in the Company’s earnings per share calculation beginning in the first quarter of 2010.

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

TIME WARNER CABLE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Accounting for Revenue Arrangements with Multiple Deliverables

In September 2009, the FASB issued authoritative guidance that provides for a new methodology for establishing the fair value for a deliverable in a multiple-element arrangement. When vendor specific objective or third-party evidence for deliverables in a multiple-element arrangement cannot be determined, an enterprise is required to develop a best estimate of the selling price of separate deliverables and to allocate the arrangement consideration using the relative selling price method. This guidance will be effective for TWC on January 1, 2011 and is not expected to have a material impact on the Company’s consolidated financial statements.

Accounting for Revenue Arrangements with Software Elements

In September 2009, the FASB issued authoritative guidance that provides for a new methodology for recognizing revenue for tangible products that are bundled with software products. Under the new guidance, tangible products that are bundled with software components that are essential to the functionality of the tangible product will no longer be accounted for under the software revenue recognition accounting guidance. Rather, such products will be accounted for under the new authoritative guidance surrounding multiple-element arrangements described above. This guidance will be effective for TWC on January 1, 2011 and is not expected to have a material impact on the Company’s consolidated financial statements.

Fair Value Measurements and Disclosures

In January 2010, the FASB issued authoritative guidance that expands the required disclosures about fair value measurements. This guidance provides for new disclosures requiring the Company to (i) disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers and (ii) present separately information about purchases, sales, issuances and settlements in the reconciliation of Level 3 fair value measurements. This guidance also provides clarification of existing disclosures requiring the Company to (i) determine each class of assets and liabilities based on the nature and risks of the investments rather than by major security type and (ii) for each class of assets and liabilities, disclose the valuation techniques and inputs used to measure fair value for both Level 2 and Level 3 fair value measurements. This guidance will be effective for TWC on January 1, 2010, except for the presentation of purchases, sales, issuances and settlements in the reconciliation of Level 3 fair value measurements, which is effective for TWC on January 1, 2011. This guidance is not expected to have a material impact on the Company’s consolidated financial statements.

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash and Equivalents

Cash and equivalents include money market funds, overnight deposits and other investments that are readily convertible into cash and have original maturities of three months or less. Cash equivalents are carried at cost, which approximates fair value.

Accounts Receivable

Accounts receivable are recorded at net realizable value. The Company maintains an allowance for doubtful accounts, which is determined after considering past collection experience, aging of accounts receivable, general economic factors and other considerations.

TIME WARNER CABLE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Investments

Investments in companies in which TWC has significant influence, but less than a controlling interest, are accounted for using the equity method. Under the equity method of accounting, only TWC’s investment in and amounts due to and from the equity investee are included in the consolidated balance sheet; only TWC’s share of the investee’s earnings (losses) is included in the consolidated statement of operations; and only the dividends, cash distributions, loans or other cash received from the investee, additional cash investments, loan repayments or other cash paid to the investee are included in the consolidated statement of cash flows. Additionally, the carrying value of investments accounted for using the equity method of accounting is adjusted downward to reflect any other-than-temporary declines in value. Refer to “Asset Impairments” below for further details.

Property, Plant and Equipment

Property, plant and equipment are stated at cost. TWC incurs expenditures associated with the construction of its cable systems. Costs associated with the construction of transmission and distribution facilities are capitalized. With respect to customer premise equipment, which includes set-top boxes and high-speed data and telephone modems, TWC capitalizes installation costs only upon the initial deployment of these assets. All costs incurred in subsequent disconnects and reconnects of previously installed customer premise equipment are expensed as incurred. TWC uses standard capitalization rates to capitalize installation activities. Significant judgment is involved in the development of these capitalization standards, including the average time required to perform an installation and the determination of the nature and amount of indirect costs to be capitalized. The capitalization standards are reviewed at least annually and adjusted, if necessary, based on comparisons to actual costs incurred. TWC generally capitalizes expenditures for tangible fixed assets having a useful life of greater than one year. Depreciation on these assets is provided generally using the straight-line method over their estimated useful lives.

As of December 31, 2009 and 2008, the Company’s property, plant and equipment and related accumulated depreciation included the following (in millions):

	December 31,		Estimated
	2009	2008	Useful Lives

Land, buildings and improvements(a)	$1,384	$1,181	10-20 years
Distribution systems	16,060	14,557	3-25 years(b)
Converters and modems	5,389	5,081	3-5 years
Capitalized software costs(c)	1,140	937	3-5 years
Vehicles and other equipment	1,851	1,700	3-10 years
Construction in progress	457	496

	26,281	23,952
Less: accumulated depreciation	(12,362)	(10,415)

Total	$13,919	$13,537

(a)	Land, buildings and improvements includes $151 million and $147 million related to land as of December 31, 2009 and 2008, respectively, which is not depreciated.
(b)	The weighted-average useful lives for distribution systems are approximately 12 years.
(c)	Capitalized software costs reflect certain costs incurred for the development of internal use software, including costs associated with coding, software configuration, upgrades and enhancements. These costs, net of accumulated depreciation, totaled $514 million and $505 million as of December 31, 2009 and 2008, respectively. Depreciation of capitalized software costs was $174 million in 2009, $157 million in 2008 and $115 million in 2007.

Intangible Assets and Goodwill

TWC’s intangible assets consist primarily of cable franchise rights. Cable franchise rights acquired in an acquisition of an entity are deemed to have an indefinite useful life and, therefore, are not amortized. Subsequent costs to negotiate and renew cable franchise rights are capitalized and amortized over the term of the new franchise agreement. TWC’s intangible assets also include acquired customer relationships, which are capitalized and amortized over their estimated useful life of four years. Goodwill has been recorded for the excess of the acquisition cost of an acquired entity over the estimated fair value of the identifiable net assets acquired. In accordance with GAAP, TWC does not amortize goodwill.

Asset Impairments

Investments

TWC’s investments are primarily accounted for using the equity method of accounting. A subjective aspect of accounting for investments involves determining whether an other-than-temporary decline in value of the investment has been sustained. If it has been

TIME WARNER CABLE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

determined that an investment has sustained an other-than-temporary decline in its value, the investment is written down to its fair value by a charge to earnings. This evaluation is dependent on the specific facts and circumstances. TWC evaluates available information (e.g., budgets, business plans, financial statements, etc.) in addition to quoted market prices, if any, in determining whether an other-than-temporary decline in value exists. Factors indicative of an other-than-temporary decline include recurring operating losses, credit defaults and subsequent rounds of financing at an amount below the cost basis of the Company’s investment. This list is not all-inclusive and the Company weighs all known quantitative and qualitative factors in determining if an other-than-temporary decline in the value of an investment has occurred. In 2009 and 2007, there were no significant investment impairment charges. In 2008, the Company recorded a noncash pretax impairment charge of $367 million on its investment in Clearwire Communications LLC. Refer to Note 11 for further details regarding the Company’s investments.

Long-lived Assets

Long-lived assets (e.g., property, plant and equipment) do not require that an annual impairment test be performed; instead, long-lived assets are tested for impairment upon the occurrence of a triggering event. Triggering events include the more likely than not disposal of a portion of such assets or the occurrence of an adverse change in the market involving the business employing the related assets. Once a triggering event has occurred, the impairment test is based on whether the intent is to hold the asset for continued use or to hold the asset for sale. If the intent is to hold the asset for continued use, the impairment test first requires a comparison of estimated undiscounted future cash flows generated by the asset group against the carrying value of the asset group. If the carrying value of the asset group exceeds the estimated undiscounted future cash flows, the asset would be deemed to be impaired. The impairment charge would then be measured as the difference between the estimated fair value of the asset and its carrying value. Fair value is generally determined by discounting the future cash flows associated with that asset. If the intent is to hold the asset for sale and certain other criteria are met (e.g., the asset can be disposed of currently, appropriate levels of authority have approved the sale, and there is an active program to locate a buyer), the impairment test involves comparing the asset’s carrying value to its estimated fair value. To the extent the carrying value is greater than the asset’s estimated fair value, an impairment charge is recognized for the difference. Significant judgments in this area involve determining whether a triggering event has occurred, determining the future cash flows for the assets involved and selecting the appropriate discount rate to be applied in determining estimated fair value. In 2009, 2008 and 2007, there were no significant long-lived asset impairment charges.

Goodwill and Indefinite-lived Intangible Assets

Goodwill is tested annually for impairment during the fourth quarter or earlier upon occurrence of a triggering event. Goodwill impairment is determined using a two-step process. The first step involves a comparison of the estimated fair value of each of the Company’s eight geographic reporting units to its carrying amount, including goodwill. In performing the first step, the Company determines the fair value of a reporting unit using a combination of a discounted cash flow (“DCF”) analysis and a market-based approach. Determining fair value requires the exercise of significant judgment, including judgment about appropriate discount rates, perpetual growth rates, the amount and timing of expected future cash flows, as well as relevant comparable company earnings multiples for the market-based approach. The cash flows employed in the DCF analyses are based on the Company’s most recent budget and, for years beyond the budget, the Company’s estimates, which are based on assumed growth rates. The discount rates used in the DCF analyses are intended to reflect the risks inherent in the future cash flows of the respective reporting units. In addition, the market-based approach utilizes comparable company public trading values, research analyst estimates and, where available, values observed in private market transactions. If the estimated fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is not impaired and the second step of the impairment test is not necessary. If the carrying amount of a reporting unit exceeds its estimated fair value, then the second step of the goodwill impairment test must be performed. The second step of the goodwill impairment test compares the implied fair value of the reporting unit’s goodwill with its goodwill carrying amount to measure the amount of impairment, if any. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination. In other words, the estimated fair value of the reporting unit is allocated to all of the assets and liabilities of that unit (including any unrecognized intangible assets) as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the purchase price paid. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment charge is recognized in an amount equal to that excess.

Other intangible assets not subject to amortization, primarily cable franchise rights, are tested annually for impairment during the fourth quarter or earlier upon the occurrence of a triggering event. The impairment test for other intangible assets not subject to amortization involves a comparison of the estimated fair value of the intangible asset with its carrying value. If the carrying value of the intangible asset exceeds its fair value, an impairment charge is recognized in an amount equal to that excess. The estimates of fair value of intangible assets not subject to amortization are determined using a DCF valuation analysis. The DCF methodology used to value cable franchise rights entails identifying the projected discrete cash flows related to such cable franchise rights and discounting them back to

TIME WARNER CABLE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

the valuation date. Significant judgments inherent in this analysis include the selection of appropriate discount rates, estimating the amount and timing of estimated future cash flows attributable to cable franchise rights and identification of appropriate terminal growth rate assumptions. The discount rates used in the DCF analyses are intended to reflect the risk inherent in the projected future cash flows generated by the respective intangible assets.

In 2009 and 2007, there were no significant goodwill or cable franchise rights impairment charges. In 2008, the Company’s impairment analysis did not result in any goodwill impairments, but did result in a noncash pretax impairment charge on cable franchise rights of $14.822 billion. Refer to Note 10 for further details regarding the Company’s annual impairment analyses.

Revenues and Costs

Revenues are principally derived from video, high-speed data and voice services and advertising. Subscriber fees are recorded as revenues in the period during which the service is provided. Subscription revenues received from subscribers who purchase bundled services at a discounted rate are allocated to each product in a pro-rata manner based on the individual product’s determined fair value. Installation revenues obtained from subscriber service connections are recognized as a component of Subscription revenues as the connections are completed, as installation revenues recognized are less than the related direct selling costs. Advertising revenues, including those from advertising purchased by programmers, are recognized in the period during which the advertisements are exhibited.

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

Advertising costs are expensed upon the first exhibition of related advertisements. Marketing expense (including advertising), net of certain reimbursements from programmers, was $563 million in 2009, $569 million in 2008 and $499 million in 2007.

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

TIME WARNER CABLE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

In determining the fair value of the respective elements, TWC refers to quoted market prices (where available), historical transactions or comparable cash transactions. The most frequent transactions of this type that the Company encounters involve funds received from its vendors. The Company records cash consideration received from a vendor as a reduction in the price of the vendor’s product unless (i) the consideration is for the reimbursement of a specific, incremental, identifiable cost incurred in which case it would record the cash consideration received as a reduction in such cost or (ii) the Company is providing an identifiable benefit in exchange for the consideration in which case it recognizes revenue for this element.

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

Gross Versus Net Revenue Recognition

In the normal course of business, the Company acts as or uses an intermediary or agent in executing transactions with third parties. The accounting issue presented by these arrangements is whether the Company should report revenue based on the gross amount billed to the ultimate customer or on the net amount received from the customer after commissions and other payments to third parties. To the

TIME WARNER CABLE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

extent revenues are recorded on a gross basis, any commissions or other payments to third parties are recorded as expense so that the net amount (gross revenues less expense) is reflected in Operating Income (Loss). Accordingly, the impact on Operating Income (Loss) is the same whether the Company records revenue on a gross or net basis.

For example, TWC is assessed franchise fees by franchising authorities, which are passed on to the customer. The accounting issue presented by these arrangements is whether TWC should report revenues based on the gross amount billed to the ultimate customer or on the net amount received from the customer after payments to franchising authorities. The Company has determined that these amounts should be reported on a gross basis. TWC’s policy is that, in instances where the fees are being assessed directly to the Company, amounts paid to the governmental authorities and amounts received from the customers are recorded on a gross basis. That is, amounts paid to the governmental authorities are recorded as costs of revenues and amounts received from the customer are recorded as Subscription revenues. The amount of such fees recorded on a gross basis related to video and voice services was $544 million in 2009, $524 million in 2008 and $495 million in 2007.

Derivative Financial Instruments

The Company recognizes all derivative financial instruments in the consolidated balance sheet as either assets or liabilities at fair value. Derivative financial instruments are specifically designated, if certain conditions are met, as (a) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment (a “fair value hedge”) or (b) a hedge of the exposure to variable cash flows of a forecasted transaction or a hedge of the foreign currency exposure of a forecasted transaction denominated in a foreign currency (a “cash flow hedge”). For a derivative financial instrument designated as a fair value hedge, the gain or loss on the derivative financial instrument is recognized in earnings in the period of change together with the offsetting loss or gain on the hedged item attributable to the risk being hedged. As a result, the consolidated statement of operations includes the impact of changes in the fair value of both the derivative financial instrument and the hedged item, which reflects in earnings the extent to which the hedge is ineffective in achieving offsetting changes in fair value. For a derivative financial instrument designated as a cash flow hedge, the effective portion of the gain or loss on the derivative financial instrument is initially reported in equity as a component of accumulated other comprehensive income (loss) (“accumulated OCI”) and subsequently reclassified into earnings when the hedged item (e.g., a forecasted transaction denominated in a foreign currency) affects earnings. The ineffective portion of the gain or loss is reported in earnings immediately. For a derivative financial instrument not designated as a hedging instrument, the gain or loss is recognized in earnings in the period of change. The Company uses derivative financial instruments primarily to manage the risks associated with fluctuations in interest rates and foreign currency exchange rates and does not hold or issue derivative financial instruments for speculative or trading purposes. Refer to Note 8 for further details regarding the Company’s derivative financial instruments.

Fair Value Measurements

The fair value of an asset or liability is based on the assumptions that market participants would use in pricing the asset or liability. Valuation techniques consistent with the market approach, income approach and/or cost approach are used to measure fair value. The Company follows a three-tiered fair value hierarchy when determining the inputs to valuation techniques. The fair value hierarchy prioritizes the inputs to valuation techniques into three broad levels in order to maximize the use of observable inputs and minimize the use of unobservable inputs. The levels of the fair value hierarchy are as follows:

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

Accounting for Pension Plans

TWC has both funded and unfunded noncontributory defined benefit pension plans covering a majority of its employees. Pension benefits are based on formulas that reflect the employees’ years of service and compensation during their employment period. The pension expense recognized by the Company is determined using certain assumptions, including the expected long-term rate of return on

TIME WARNER CABLE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

plan assets, the interest factor implied by the discount rate and the expected rate of compensation increases. Refer to Note 14 for further details regarding the determination of these assumptions.

Income Taxes

Prior to the Separation, TWC was not a separate taxable entity for U.S. federal and various state income tax purposes and its results were included in the consolidated U.S. federal and certain state income tax returns of Time Warner. The income tax benefits and provisions, related tax payments, and current and deferred tax balances have been prepared as if TWC operated as a stand-alone taxpayer for all periods presented including periods through the date of the Separation. Under the tax sharing arrangement between TWC and Time Warner, TWC is obligated to make tax sharing payments to Time Warner in amounts equal to the taxes it would have paid if it were a separate taxpayer and Time Warner is obligated to make payments to TWC for TWC tax attributes used by Time Warner, but only as and when TWC as a standalone taxpayer would have been able to use such attributes itself. The Company received net cash tax payments from Time Warner of $44 million in 2009 and made cash tax payments to Time Warner of $9 million in 2008 and $263 million in 2007.

Income taxes are provided using the asset and liability method. Under this method, income taxes (i.e., deferred tax assets, deferred tax liabilities, taxes currently payable/refunds receivable and tax expense) are recorded based on amounts refundable or payable in the current year and include the results of any difference between GAAP and tax reporting. Deferred income taxes reflect the tax effect of net operating losses, capital losses, and general business credit carryforwards and the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial statement and income tax purposes, as determined under enacted tax laws and rates. Valuation allowances are established when management determines that it is more likely than not that some portion or the entire deferred tax asset will not be realized. The financial effect of changes in tax laws or rates is accounted for in the period of enactment.

From time to time, the Company engages in transactions in which the tax consequences may be subject to uncertainty. Examples of such transactions include business acquisitions and dispositions, including dispositions designed to be tax free, issues related to consideration paid or received, and certain financing transactions. Significant judgment is required in assessing and estimating the tax consequences of these transactions. The Company prepares and files tax returns based on interpretation of tax laws and regulations. In the normal course of business, the Company’s tax returns are subject to examination by various taxing authorities. Such examinations may result in future tax and interest assessments by these taxing authorities. In determining the Company’s tax provision for financial reporting purposes, the Company establishes a reserve for uncertain income tax positions unless such positions are determined to be “more likely than not” of being sustained upon examination, based on their technical merits. That is, for financial reporting purposes, the Company only recognizes tax benefits taken on the tax return that it believes are “more likely than not” of being sustained. There is considerable judgment involved in determining whether positions taken on the tax return are “more likely than not” of being sustained.

The Company adjusts its tax reserve estimates periodically because of ongoing examinations by, and settlements with, the various taxing authorities, as well as changes in tax laws, regulations and interpretations. The consolidated tax provision of any given year includes adjustments to prior year income tax accruals that are considered appropriate and any related estimated interest. The Company’s policy is to recognize, when applicable, interest and penalties on uncertain income tax positions as part of income tax expense. Refer to Note 12 for further details.

Equity-based Compensation

The Company measures the cost of employee services received in exchange for an award of equity instruments based on the grant date fair value of the award. That cost is recognized in the consolidated statement of operations over the period during which an employee is required to provide service in exchange for the award (generally four years subject to graded vesting conditions). The Company’s policy is to recognize the cost on a straight-line basis over the requisite service period. The Company uses the Black-Scholes model to estimate the grant date fair value of a stock option. Because the option-pricing model requires the use of subjective assumptions, changes in these assumptions can materially affect the fair value of stock options granted. The volatility assumption is determined using primarily implied volatilities data from the Company’s traded options. Because TWC’s common stock has a limited trading history, the volatility assumption is calculated using a 75%-25% weighted average of implied volatility of TWC traded options and the historical stock price volatility of a comparable peer group of publicly traded companies. The expected term, which represents the period of time that options granted are expected to be outstanding, is estimated based on the historical exercise experience of TWC employees. The risk-free rate assumed in valuing the stock options is based on the U.S. Treasury yield curve in effect at the time of grant for the expected term of the option. The Company determines the expected dividend yield percentage by dividing the expected annual dividend by the market price of TWC Common Stock at the date of grant. Refer to Note 13 for further details regarding the Company’s equity-based compensation plan.

TIME WARNER CABLE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Legal Contingencies

The Company is subject to legal, regulatory and other proceedings and claims that arise in the ordinary course of business. The Company records an estimated liability for those proceedings and claims arising in the ordinary course of business when the loss from such proceedings and claims becomes probable and reasonably estimable. The Company reviews outstanding claims with internal, as well as external, counsel to assess the probability and the estimates of loss. The Company reassesses the risk of loss as new information becomes available and adjusts liabilities as appropriate. The actual cost of resolving a claim may be substantially different from the amount of the liability recorded. Differences between the estimated and actual amounts determined upon ultimate resolution, individually or in the aggregate, are not expected to have a material adverse effect on the Company’s consolidated financial position but could possibly be material to the Company’s consolidated results of operations or cash flow for any one period. Refer to Note 17 for further details.

Comprehensive Income (Loss)

Comprehensive income (loss) is reported in the consolidated statement of equity as a component of retained earnings (accumulated deficit) and consists of net income (loss) attributable to TWC and other gains and losses affecting TWC shareholders’ equity that, under GAAP, are excluded from net income (loss) attributable to TWC. For TWC, such items consist of changes in realized and unrealized gains and losses on derivative financial instruments and changes in unfunded and underfunded pension benefit obligations. The following summary sets forth the components of other comprehensive income (loss), net of tax, accumulated in TWC shareholders’ equity (in millions):

		Change in
		Realized /
	Change in	Unrealized
	Underfunded /	Gains (Losses)	Accumulated
	Unfunded	on Derivative	Other
	Pension Benefit	Financial	Comprehensive
	Obligation	Instruments	Income (Loss)

Balance at December 31, 2006	$(130)	$—	$(130)
2007 activity	(43)	(1)	(44)

Balance at December 31, 2007	(173)	(1)	(174)
2008 activity	(290)	(3)	(293)

Balance at December 31, 2008	(463)	(4)	(467)
2009 activity	146	2	148

Balance at December 31, 2009	$(317)	$(2)	$(319)

Net Income (Loss) per Common Share

Basic net income (loss) attributable to TWC per common share is computed by dividing net income attributable to TWC by the weighted average of common shares outstanding during the period. Weighted-average common shares include shares of TWC Common Stock after the Recapitalization (as defined in Note 4) and Class A common stock and Class B common stock prior to the Recapitalization. Diluted net income (loss) attributable to TWC per common share adjusts basic net income (loss) attributable to TWC per common share for the effects of stock options and restricted stock units only in the periods in which such effect is dilutive. Set forth below is a reconciliation of basic and diluted net income (loss) attributable to TWC per common share (in millions, except per share data):
	Year Ended December 31,
	2009	2008	2007

Net income (loss) attributable to TWC	$1,070	$(7,344)	$1,123

Average common shares outstanding—basic	349.0	325.7	325.6
Dilutive effect of equity awards	1.9	—	0.1

Average common shares outstanding—diluted	350.9	325.7	325.7

Net income (loss) attributable to TWC per common share:
Basic	$3.07	$(22.55)	$3.45

Diluted	$3.05	$(22.55)	$3.45

Diluted net loss attributable to TWC per common share for 2008 excludes 240,000 common shares issuable under the Company’s stock compensation plans because they do not have a dilutive effect due to the Company’s loss from continuing operations.

TIME WARNER CABLE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Segments

Public companies are required to disclose certain information about their reportable operating segments. Operating segments are defined as significant components of an enterprise for which separate financial information is available and is evaluated on a regular basis by the chief operating decision makers in deciding how to allocate resources to an individual segment and in assessing performance of the segment. The Company has determined that it has only one reportable segment.

Subsequent Events

The Company has considered subsequent events through February 19, 2010, the date of issuance, in preparing the consolidated financial statements and notes thereto.

4.	SEPARATION FROM TIME WARNER, RECAPITALIZATION AND TWC REVERSE STOCK SPLIT

On March 12, 2009, TWC’s separation from Time Warner was completed pursuant to a Separation Agreement dated as of May 20, 2008 (the “Separation Agreement”) between TWC and its subsidiaries, Time Warner Entertainment Company, L.P. (“TWE”) and TW NY, and Time Warner and its subsidiaries, Warner Communications Inc. (“WCI”), Historic TW Inc. (“Historic TW”) and American Television and Communications Corporation (“ATC”). In accordance with the Separation Agreement, on February 25, 2009, Historic TW transferred its 12.43% non-voting common stock interest in TW NY to TWC in exchange for 80 million newly issued shares (approximately 27 million shares after giving effect to the 1-for-3 TWC Reverse Stock Split discussed below) of TWC’s Class A common stock (the “TW NY Exchange”). On March 12, 2009, TWC paid a special cash dividend of $10.27 per share ($30.81 per share after giving effect to the 1-for-3 TWC Reverse Stock Split, aggregating $10.856 billion) to holders of record on March 11, 2009 of TWC’s outstanding Class A common stock and Class B common stock (the “Special Dividend”). Following the payment of the Special Dividend, each outstanding share of TWC Class A common stock and TWC Class B common stock was automatically converted (the “Recapitalization”) into one share of common stock, par value $0.01 per share (the “TWC Common Stock”). TWC’s separation from Time Warner (the “Separation”) was effected as a pro rata dividend of all shares of TWC Common Stock held by Time Warner to holders of record of Time Warner’s common stock (the “Spin-Off Dividend” or the “Distribution”). The TW NY Exchange, the Special Dividend, the Recapitalization, the Separation and the Distribution collectively are referred to as the “Separation Transactions.” To pay a portion of the Special Dividend, on March 12, 2009, TWC borrowed (i) the full committed amount of $1.932 billion under the 2008 Bridge Facility (as defined in Note 7), and (ii) approximately $3.3 billion under the Revolving Credit Facility (as defined in Note 7). The Company funded the remainder of the Special Dividend with approximately $5.6 billion of cash on hand.

In connection with the Separation Transactions, on March 12, 2009, the Company implemented the TWC Reverse Stock Split at a 1-for-3 ratio, effective immediately after the Recapitalization. The shares of TWC Common Stock distributed in the Spin-Off Dividend reflected both the Recapitalization and the TWC Reverse Stock Split.

For the years ended December 31, 2009 and 2008, the Company expensed direct transaction costs (e.g., legal and professional fees) related to the Separation of $28 million and $17 million, respectively, which are included as a component of other income (expense), net, in the consolidated statement of operations.

5.	TRANSACTIONS WITH ADELPHIA AND COMCAST

On July 31, 2006, a subsidiary of TWC, Time Warner NY Cable LLC (“TW NY Cable”) and Comcast Corporation (“Comcast”) completed their respective acquisitions of assets comprising in the aggregate substantially all of the cable assets of Adelphia Communications Corporation (“Adelphia”) (the “Adelphia Acquisition”). Additionally, on July 31, 2006, immediately before the closing of the Adelphia Acquisition, Comcast’s interests in TWC and TWE were redeemed (the “Redemptions”). Following the Redemptions and the Adelphia Acquisition, on July 31, 2006, TW NY Cable and Comcast swapped certain cable systems, most of which were acquired from Adelphia, in order to enhance TWC’s and Comcast’s respective geographic clusters of subscribers (the “Exchange” and, together with the Adelphia Acquisition and the Redemptions, the “Adelphia/Comcast Transactions”). In February 2007, Adelphia’s Chapter 11 reorganization plan became effective. Under the terms of the reorganization plan, substantially all of the shares of TWC Class A common stock that Adelphia received as part of the payment for the systems TW NY Cable acquired from Adelphia were distributed to Adelphia’s creditors. As a result, under applicable securities law regulations and provisions of the U.S. bankruptcy code, TWC became a public company subject to the requirements of the Securities Exchange Act of 1934, as amended. On March 1, 2007, TWC’s Class A common stock began trading on the New York Stock Exchange.

TIME WARNER CABLE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

6.	SALE OF CERTAIN CABLE SYSTEMS

In December 2008, the Company sold a group of small cable systems located in areas outside of the Company’s core geographic clusters. The sale price was $54 million, of which $3 million was included in receivables in the consolidated balance sheet as of December 31, 2008. The Company recorded a pretax loss of $58 million on the sale of these systems, which is included in loss on sale of cable systems in the consolidated statement of operations and pretax (gain) loss on asset sales in the consolidated statement of cash flows for the year ended December 31, 2008.

The closing of the Adelphia/Comcast Transactions, which included the Company’s acquisition from Adelphia of certain cable systems in Mooresville, Cornelius, Davidson and unincorporated Mecklenburg County, North Carolina, triggered a right of first refusal under the franchise agreements covering these systems. These municipalities exercised their right to acquire these systems and, as a result, on December 19, 2007, these cable systems were sold for $52 million. The sale of these systems did not have a material impact on the Company’s results of operations or cash flows.

7.	DEBT AND MANDATORILY REDEEMABLE PREFERRED EQUITY

Debt and mandatorily redeemable preferred equity as of December 31, 2009 and 2008 were as follows:

			Outstanding Balance as of
		Interest	December 31,
	Maturity	Rate	2009	2008
			(in millions)

Credit facilities and commercial paper program(a)(b)	2011	0.484%(c)	$1,261	$3,045
TWE notes and debentures	2012-2033	7.844%(c)	2,702	2,714
TWC notes and debentures	2012-2039	6.176%(d)	18,357	11,956
Capital leases and other(e)			11	13

Total debt			22,331	17,728
TW NY Cable Preferred Membership Units	2013	8.210%	300	300

Total debt and mandatorily redeemable preferred equity			$22,631	$18,028

(a)	TWC’s unused committed capacity was $5.512 billion as of December 31, 2009, reflecting $1.048 billion in cash and equivalents and $4.464 billion of available borrowing capacity under the Revolving Credit Facility (which reflects a reduction of $149 million for outstanding letters of credit backed by the Revolving Credit Facility).
(b)	Outstanding balance amount as of December 31, 2009 excludes an unamortized discount on commercial paper of $1 million (none as of December 31, 2008).
(c)	Rate represents a weighted-average effective interest rate as of December 31, 2009.
(d)	Rate represents a weighted-average effective interest rate as of December 31, 2009 and includes the effects of derivative financial instruments.
(e)	Amount includes $1 million of debt due within one year as of December 31, 2008 (none as of December 31, 2009), which primarily relates to capital lease obligations.

Credit Facilities

Revolving Credit Facility, Term Loan Facility and Commercial Paper Program

As of December 31, 2009, the Company has a $5.875 billion senior unsecured five-year revolving credit facility provided by a group of major banks and other financial institutions maturing February 15, 2011 (the “Revolving Credit Facility”). The Company’s obligations under the Revolving Credit Facility are guaranteed by TWE and TW NY. Borrowings under the Revolving Credit Facility bear interest at a rate based on the credit rating of TWC, which rate was LIBOR plus 0.35% per annum at December 31, 2009. In addition, TWC is required to pay a facility fee on the aggregate commitments under the Revolving Credit Facility at a rate determined by the credit rating of TWC, which rate was 0.10% per annum at December 31, 2009. TWC may also incur an additional usage fee of 0.10% per annum on the outstanding loans and other extensions of credit under the Revolving Credit Facility if and when such amounts exceed 50% of the aggregate commitments thereunder.

The Revolving Credit Facility provides same-day funding capability and a portion of the commitment, not to exceed $500 million at any time, may be used for the issuance of letters of credit. The Revolving Credit Facility contains a maximum leverage ratio covenant of 5.0 times the consolidated EBITDA of TWC (as defined in the Revolving Credit Facility). The terms and related financial metrics associated with the leverage ratio are defined in the agreement. At December 31, 2009, TWC was in compliance with the leverage covenant, with a leverage ratio, calculated in accordance with the agreement, of approximately 3.3 times. The Revolving Credit Facility does not contain any credit ratings-based defaults or covenants or any ongoing covenant or representations specifically relating to a material adverse change in TWC’s financial condition or results of operations. The Revolving Credit Facility also does not contain borrowing restrictions due to material adverse changes in the Company’s business or market disruption. Borrowings under the Revolving

TIME WARNER CABLE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Credit Facility may be used for general corporate purposes, and unused credit is available to support borrowings under the CP Program (as defined below).

In addition to the Revolving Credit Facility, TWC maintains a $6.0 billion unsecured commercial paper program (the “CP Program”) that is also guaranteed by TW NY and TWE. Commercial paper issued under the CP Program is supported by unused committed capacity under the Revolving Credit Facility and ranks pari passu with other unsecured senior indebtedness of TWC, TWE and TW NY.

In December 2009, TWC used a portion of the net proceeds from its December 2009 public bond offering to repay in full all $400 million of the borrowings outstanding under its $4.0 billion five-year term loan facility maturing February 21, 2011 (the “Term Loan Facility”), which terminated in accordance with its terms as a result of such repayment. At the time of the termination of the Term Loan Facility, borrowings under such facility bore interest at a rate based on the credit rating of TWC, which rate was LIBOR plus 0.625% per annum.

As of December 31, 2009, there were letters of credit totaling $149 million and no borrowings outstanding under the Revolving Credit Facility, and borrowings of $1.261 billion outstanding under the CP Program. TWC’s available borrowing capacity under the Revolving Credit Facility as of December 31, 2009 was $4.464 billion and TWC had $1.048 billion of cash and equivalents on hand.

Separation-related Facilities

In order to finance, in part, the Special Dividend, on June 30, 2008, the Company entered into a senior unsecured term loan facility originally in an aggregate principal amount of $9.0 billion with an initial maturity date that would be 364 days after the borrowing date (the “2008 Bridge Facility”). Pursuant to the terms of the 2008 Bridge Facility, the commitments of the lenders thereunder were reduced by an amount equal to the net cash proceeds of TWC’s issuances of public debt securities in June and November 2008. On March 12, 2009, TWC borrowed $1.932 billion, the then full committed amount under the 2008 Bridge Facility, in order to fund, in part, the Special Dividend. In March 2009, the Company used $1.934 billion of the net proceeds from its public debt issuance in March 2009 to repay all of the borrowings outstanding and all other amounts due under the 2008 Bridge Facility. Upon repayment of the borrowings outstanding under the 2008 Bridge Facility, such facility was terminated by the parties thereto in accordance with its terms.

On December 10, 2008, Time Warner (as lender) and TWC (as borrower) entered into a two-year $1.535 billion senior unsecured supplemental term loan facility (the “Supplemental Credit Agreement”). The Company could have borrowed under the Supplemental Credit Agreement only to repay amounts outstanding at the final maturity of the 2008 Bridge Facility, if any. As a result of the Company’s public debt issuance in March 2009 and the termination of the 2008 Bridge Facility, Time Warner’s commitment under the Supplemental Credit Agreement was terminated.

TWC Notes and Debentures

TWC notes and debentures as of December 31, 2009 and 2008 were as follows:

	Date of
			Semi-annual			Outstanding Balance as of
			Interest	Principal	Interest	December 31,
	Issuance	Maturity	Payment	Amount	Rate	2009	2008
				(in millions)		(in millions)

5-year notes	Apr 2007	July 2012	Jan/July	$1,500	5.400%	$1,502	$1,498
5-year notes	June 2008	July 2013	Jan/July	1,500	6.200%	1,500	1,497
5-year notes	Nov 2008	Feb 2014	Feb/Aug	750	8.250%	738	749
5-year notes	Mar 2009	Apr 2014	Apr/Oct	1,000	7.500%	1,001	—
5-year notes	Dec 2009	Feb 2015	Feb/Aug	500	3.500%	485	—
10-year notes	Apr 2007	May 2017	May/Nov	2,000	5.850%	1,997	1,996
10-year notes	June 2008	July 2018	Jan/July	2,000	6.750%	1,999	1,998
10-year notes	Nov 2008	Feb 2019	Feb/Aug	1,250	8.750%	1,233	1,231
10-year notes	Mar 2009	Apr 2019	Apr/Oct	2,000	8.250%	1,988	—
10-year notes	Dec 2009	Feb 2020	Feb/Aug	1,500	5.000%	1,469	—
30-year debentures	Apr 2007	May 2037	May/Nov	1,500	6.550%	1,491	1,491
30-year debentures	June 2008	July 2038	Jan/July	1,500	7.300%	1,496	1,496
30-year debentures	June 2009	June 2039	June/Dec	1,500	6.750%	1,458	—

Total				$18,500		$18,357	$11,956

TIME WARNER CABLE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On June 16, 2008, TWC filed a shelf registration statement on Form S-3 (the “Shelf Registration Statement”) with the SEC that allows TWC to offer and sell from time to time senior and subordinated debt securities and debt warrants. TWC has issued, in total, $13.5 billion in aggregate principal amount of senior unsecured notes and debentures under the Shelf Registration Statement (the “2008 and 2009 Debt Securities”). In addition, in April 2007, TWC issued $5.0 billion in aggregate principal amount of senior unsecured notes and debentures pursuant to Rule 144A and Regulation S under the Securities Act of 1933, as amended. In November 2007, pursuant to a registration rights agreement, substantially all of the debt securities issued in the April 2007 offering were exchanged for a like aggregate principal amount of registered debt securities without transfer restrictions or registration rights (collectively, the “2007 Debt Securities” and, together with the 2008 and 2009 Debt Securities, the “TWC Debt Securities”). The borrowings outstanding as of December 31, 2009 and 2008 include an unamortized discount of $131 million and $44 million, respectively, and, as of December 31, 2009, the estimated fair value of interest rate swaps of $12 million. TWC’s obligations under the TWC Debt Securities are guaranteed by TWE and TW NY (the “TWC Debt Guarantors”). The original maturities of these outstanding issuances range from 5 to 30 years and the fixed interest rates range from 3.500% to 8.750%.

The TWC Debt Securities were issued pursuant to an indenture, dated as of April 9, 2007, as it may be amended from time to time (the “TWC Indenture”), by and among the Company, the TWC Debt Guarantors and The Bank of New York Mellon, as trustee. The TWC Indenture contains customary covenants relating to restrictions on the ability of the Company or any material subsidiary to create liens and on the ability of the Company and the TWC Debt Guarantors to consolidate, merge or convey or transfer substantially all of their assets. The TWC Indenture also contains customary events of default. The TWC Debt Securities are unsecured senior obligations of the Company and rank equally with its other unsecured and unsubordinated obligations. Interest on each series of TWC Debt Securities is payable semi-annually in arrears. The guarantees of the TWC Debt Securities are unsecured senior obligations of the TWC Debt Guarantors and rank equally in right of payment with all other unsecured and unsubordinated obligations of the TWC Debt Guarantors.

The TWC Debt Securities may be redeemed in whole or in part at any time at the Company’s option at a redemption price equal to the greater of (i) 100% of the principal amount of the TWC Debt Securities being redeemed and (ii) the sum of the present values of the remaining scheduled payments on such TWC Debt Securities discounted to the redemption date on a semi-annual basis at a government treasury rate plus a designated number of basis points (ranging from 20 basis points to 50 basis points) for each of the securities as further described in the TWC Indenture and the applicable TWC Debt Security, plus, in each case, accrued but unpaid interest to the redemption date.

The Company used the net proceeds from its debt issuance in April 2007 to repay all of the outstanding indebtedness under its $4.0 billion three-year term credit facility, which was terminated as a result of such repayment. The balance of the net proceeds was used to repay a portion of the indebtedness under the Term Loan Facility. The Company used the net proceeds from its debt issuances in 2008 to finance, in part, the Special Dividend. Pending the payment of the Special Dividend, a portion of the net proceeds from the 2008 offerings was used to repay variable-rate debt with lower rates than the interest rates on the debt securities issued in the 2008 offerings, and the remainder was invested in accordance with the Company’s investment policy. The Company used the net proceeds from its debt issuances in 2009 (i) to repay all of the borrowings outstanding under the 2008 Bridge Facility (including accrued interest and commitment fees), and the Term Loan Facility, (ii) to repay a portion of the borrowings outstanding under the Revolving Credit Facility and the CP Program and (iii) for general corporate purposes.

TWE Notes and Debentures

TWE notes and debentures as of December 31, 2009 and 2008 were as follows:

	Date of
			Semi-annual			Outstanding Balance as of
			Interest	Principal	Interest	December 31,
	Issuance	Maturity	Payment	Amount	Rate	2009	2008
				(in millions)		(in millions)

20-year notes	Apr 1992	May 2012	May/Nov	$250	10.150%	$259	$263
20-year notes	Oct 1992	Oct 2012	Apr/Oct	350	8.875%	359	362
30-year debentures	Mar 1993	Mar 2023	Mar/Sept	1,000	8.375%	1,035	1,038
40-year debentures	July 1993	July 2033	Jan/July	1,000	8.375%	1,049	1,051

Total				$2,600		$2,702	$2,714

During 1992 and 1993, TWE issued the TWE notes and debentures (the “TWE Debt Securities”) publicly in a number of offerings. The original maturities of these outstanding issuances range from 20 to 40 years and the fixed interest rates range from 8.375% to 10.150%. The borrowings outstanding as of December 31, 2009 and 2008 include an unamortized fair value adjustment of $102 million and $114 million, respectively, which includes the fair value adjustment recognized as a result of the 2001 merger of America Online, Inc.

TIME WARNER CABLE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(now known as AOL Inc.) and Time Warner Inc. (now known as Historic TW Inc.). The fair value adjustment is amortized over the term of the related debt instrument as a reduction to interest expense. TWE’s obligations under the TWE Debt Securities are guaranteed by TWC and TW NY (the “TWE Debt Guarantors”). TWE has no obligation to file reports with the SEC under the Exchange Act.

The TWE Debt Securities were issued pursuant to an indenture, dated as of April 30, 1992, as it has been and may be amended from time to time (the “TWE Indenture”) by and among TWE, the TWE Debt Guarantors and The Bank of New York Mellon, as trustee. The TWE Indenture contains customary covenants relating to restrictions on the ability of TWE or any material subsidiary to create liens and on the ability of TWE and the TWE Debt Guarantors to consolidate, merge or convey or transfer substantially all of their assets. The TWE Indenture also contains customary events of default. The TWE Debt Securities are unsecured senior obligations of TWE and rank equally with its other unsecured and unsubordinated obligations. Interest on each series of TWE Debt Securities is payable semi-annually in arrears. The guarantees of the TWE Debt Securities are unsecured senior obligations of the TWE Debt Guarantors and rank equally in right of payment with all other unsecured and unsubordinated obligations of the TWE Debt Guarantors. The TWE Debt Securities are not redeemable.

TW NY Cable Preferred Membership Units

In connection with the financing of the Adelphia Acquisition, TW NY Cable issued $300 million of its Series A Preferred Membership Units (the “TW NY Cable Preferred Membership Units”) to a limited number of third parties. The TW NY Cable Preferred Membership Units pay cash dividends at an annual rate equal to 8.210% of the sum of the liquidation preference thereof and any accrued but unpaid dividends thereon, on a quarterly basis. The TW NY Cable Preferred Membership Units are subject to mandatory redemption by TW NY Cable on August 1, 2013 and are not redeemable by TW NY Cable at any time prior to that date. The redemption price of the TW NY Cable Preferred Membership Units is equal to their liquidation preference plus any accrued and unpaid dividends through the redemption date. Except under limited circumstances, holders of TW NY Cable Preferred Membership Units have no voting rights.

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

Debt Issuance Costs

For the year ended December 31, 2009, the Company capitalized debt issuance costs of $34 million in connection with the issuance of the 2009 Debt Securities. For the year ended December 31, 2008, the Company capitalized debt issuance costs of $97 million in connection with the 2008 Bridge Facility and the issuance of the 2008 Debt Securities. For the year ended December 31, 2007, the Company capitalized debt issuance costs of $29 million in connection with the issuance of the 2007 Debt Securities. These capitalized costs are amortized over the term of the related debt instrument and are included as a component of interest expense, net, in the consolidated statement of operations. For the years ended December 31, 2009 and 2008, the Company recognized as expense Separation-related debt issuance costs of $13 million and $45 million, respectively, which are included as a component of interest expense, net, in the consolidated statement of operations. The Separation-related debt issuance costs recognized as expense in 2009 primarily relate to the portion of the upfront loan fees for the 2008 Bridge Facility that was expensed due to the repayment of all borrowings outstanding under, and the resulting termination of, such facility as a result of the Company’s public debt issuance in March 2009. The Separation-related debt issuance costs recognized as expense in 2008 primarily relate to the reduction of the commitments under the 2008 Bridge Facility as a result of the Company’s public debt issuance in June 2008.

TIME WARNER CABLE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Maturities

Annual maturities of long-term debt and mandatorily redeemable preferred equity total $0 in 2010, $1.261 billion in 2011, $2.109 billion in 2012, $1.800 billion in 2013, $1.751 billion in 2014 and $15.751 billion thereafter.

Fair Value of Debt

Based on the level of interest rates prevailing at December 31, 2009 and 2008, the fair value of TWC’s fixed-rate debt and the TW NY Cable Preferred Membership Units exceeded the carrying value by approximately $2.268 billion as of December 31, 2009, and the carrying value exceeded the fair value by approximately $540 million as of December 31, 2008. Unrealized gains or losses on debt do not result in the realization or expenditure of cash and are not recognized for financial reporting purposes unless the debt is retired prior to its maturity.

Interest Rate Risk

The Company is exposed to the market risk of adverse changes in interest rates. To manage the volatility relating to these exposures, the Company’s policy is to maintain a mix of fixed-rate and variable-rate debt by entering into various interest rate derivative transactions as described below to help achieve that mix. Using interest rate swaps, the Company agrees to exchange, at specified intervals, the difference between fixed and variable interest amounts calculated by reference to an agreed-upon notional principal amount.

The following table summarizes the terms of the Company’s existing fixed to variable interest rate swaps as of December 31, 2009:

Maturities	2012-2015
Notional amount (in millions)	$5,250
Average pay rate (variable based on LIBOR plus variable margins)	4.03%
Average receive rate (fixed)	6.24%
Estimated fair value (in millions)	$(12)

The notional amounts of interest rate instruments, as presented in the above table, are used to measure interest to be paid or received and do not represent the amount of exposure to credit loss. Interest rate swaps represent an integral part of the Company’s interest rate risk management program, with a benefit to interest expense, net, in 2009 of $30 million.

8.	DERIVATIVE FINANCIAL INSTRUMENTS

The Company has entered into the following derivative contracts, which have been designated as either fair value hedges or cash flow hedges, in order to hedge certain identified risks:

Interest rate swap contracts – Interest rate swap contracts (“interest rate swaps”) are used to change the nature of outstanding debt (i.e., convert fixed-rate debt into variable-rate debt or convert variable-rate debt into fixed-rate debt). As of December 31, 2009, the Company had outstanding interest rate swap contracts that convert $5.250 billion of fixed-rate debt to variable-rate debt. Such contracts have been designated as fair value hedges.

Interest rate lock contracts – Interest rate lock contracts (“interest rate locks”) are used to mitigate the risk to the Company from changes in interest rates during the period leading up to the issuance of fixed-rate debt. As of December 31, 2009, the Company had no outstanding interest rate lock contracts; however, contracts entered into previously by the Company have been designated as cash flow hedges.

Foreign currency forward contracts – Foreign currency forward contracts (“forward contracts”) are used to mitigate the risk to the Company from changes in foreign currency exchange rates. The Company currently has exposure to changes in U.S. Dollar – Philippine peso exchange rates related to certain overseas call center operations. As of December 31, 2009, the Company had outstanding foreign currency forward contracts to buy Philippine pesos for $30 million. These contracts have been designated as cash flow hedges.

In addition to the above derivative financial instruments that have been designated as either fair value hedges or cash flow hedges, the Company’s equity award reimbursement liability to Time Warner is accounted for as a derivative financial instrument not designated as a hedging instrument.

TIME WARNER CABLE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The fair value and location of the assets and liabilities associated with the Company’s derivative financial instruments recorded in the consolidated balance sheet as of December 31, 2009 and 2008 were as follows (in millions):

	Asset			Liability
		Fair Value as of			Fair Value as of
		December 31,			December 31,
	Location	2009	2008	Location	2009	2008

Derivatives designated as hedging instruments:
Interest rate swaps	Other assets	$25	$—	Other liabilities	$37	$—
Forward contracts	Other current assets	1	—	Other current liabilities	1	6
Forward contracts	Other assets	—	—	Other liabilities	—	1

Total		26	—		38	7

Derivatives not designated as hedging instruments:
Equity award reimbursement obligation		—	—	Other current liabilities	35	—

Total		—	—		35	—

Total derivatives		$26	$—		$73	$7

Derivatives Designated as Fair Value Hedges

Interest Rate Swap Contracts

During 2009, the Company entered into interest rate swap contracts to increase the Company’s variable-rate debt as a percentage of total debt. Such contracts impact the Company’s recognized interest expense by effectively converting the designated fixed-rate debt into variable-rate debt. Under its interest rate swap contracts, the Company is entitled to receive semi-annual fixed rates of interest ranging from 3.500% to 8.250% and is required to make semi-annual interest payments at variable rates based on LIBOR plus margins ranging from 0.755% to 5.764%. These interest rate swaps are designated as hedges against changes in the fair value of certain identified fixed-rate debt instruments with maturities extending through February 2015. The Company records the interest rate swaps at fair value in the consolidated balance sheet as assets and liabilities and adjusts the fixed-rate debt instruments for changes in fair value in an amount equal to changes in the fair value of the interest rate swap. During the year ended December 31, 2009, the Company recognized no gain or loss related to its interest rate swap contracts because the changes in the fair values of such instruments completely offset the changes in the fair values of the fixed-rate debt.

Derivatives Designated as Cash Flow Hedges

Interest Rate Lock Contracts

The Company periodically enters into interest rate lock contracts in order to hedge its forecasted issuances of fixed-rate debt. These interest rate lock agreements have generally covered short periods of time (i.e., no more than a few days) prior to the issuance of fixed rate debt. Historically, the Company’s interest rate locks have been terminated upon the issuance of the forecasted debt instrument. The Company records the interest rate locks at fair value in the consolidated balance sheet as assets and liabilities and the effective portion of the gain or loss on the interest rate locks is recorded as a component of equity in accumulated OCI. Such gains or losses are reclassified out of accumulated OCI and into interest expense, net, in the consolidated statement of operations over the term of the hedged debt. The Company records the ineffective portion of the gain or loss on the interest rate locks in interest expense, net, in the consolidated statement of operations in the current reporting period.

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

TIME WARNER CABLE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

earnings. The Company records the ineffective portion of the gain or loss on the foreign currency forward contracts in other income (expense), net, in the consolidated statement of operations during the current reporting period.

The effect of financial instruments designated as cash flow hedges on the consolidated statement of operations for the years ended December 31, 2009, 2008 and 2007 was as follows (in millions):

					Amount of
				Location of	Gain (Loss)				Amount of
	Amount of			Gain (Loss)	Reclassified from			Location of	Gain (Loss)
	Gain (Loss)			Reclassified from	Accumulated			Gain (Loss)	Recognized in
	Recognized in OCI			Accumulated	OCI into Income			Recognized in	Income
	(Effective Portion)			OCI into Income	(Effective Portion)			Income	(Ineffective Portion)
	2009	2008	2007	(Effective Portion)	2009	2008	2007	(Ineffective Portion)	2009	2008	2007

Interest rate locks	$(1)	$(1)	$—	Interest expense, net	$—	$—	$—	Interest expense, net	$—	$—	$—
Forward contracts	2	(8)	1	Costs of revenues	(4)	(4)	—	Costs of revenues	(1)	1	—
Forward contracts	—	—	—	Other income (expense), net	—	—	—	Other income (expense), net	1	(1)	—

Total	$1	$(9)	$1		$(4)	$(4)	$—		$—	$—	$—

The Company expects net gains of less than $1 million to be reclassified out of accumulated OCI and into earnings within the next 12 months.

Equity Award Reimbursement Obligation

Upon the exercise of Time Warner stock options held by TWC employees, TWC is obligated to reimburse Time Warner for the excess of the market price of Time Warner common stock on the day of exercise over the option exercise price (the “intrinsic” value of the award). Prior to the Separation, TWC recorded an equity award reimbursement obligation for the intrinsic value of vested and outstanding Time Warner stock options held by TWC employees. This liability was adjusted each reporting period to reflect changes in the market price of Time Warner common stock and the number of Time Warner stock options held by TWC employees with an offsetting adjustment to TWC shareholders’ equity. Beginning on March 12, 2009, the date of the Separation, TWC began accounting for the equity award reimbursement obligation as a derivative financial instrument because, as of such date, Time Warner is no longer a controlling shareholder of the Company. The Company records the equity award reimbursement obligation at fair value in the consolidated balance sheet, which is estimated using the Black-Scholes model, and, on March 12, 2009, TWC established a liability of $16 million for the fair value of the equity award reimbursement obligation in other liabilities with an offsetting adjustment to TWC shareholders’ equity in the consolidated balance sheet. The change in the equity award reimbursement obligation fluctuates primarily with the fair value and expected volatility of Time Warner common stock and is recorded in earnings in the period of change. For the year ended December 31, 2009, TWC recognized a loss of $21 million in other income (expense), net, in the consolidated statement of operations for the change in the fair value of the equity award reimbursement obligation after the Separation.

Fair Value of Derivative Financial Instruments

The Company primarily applies a market-based approach for recurring fair value measurements. The fair values of assets and liabilities classified as derivative financial instruments are as follows as of December 31, 2009 (in millions):

		Quoted Prices in
		Active Markets	Significant	Significant
	Market Value at	for Identical	Observable	Unobservable
	December 31,	Assets	Inputs	Inputs
	2009	(Level 1)	(Level 2)	(Level 3)

Assets:
Interest rate swaps	$25	$—	$25	$—
Forward contracts	1	—	1	—

Total assets	$26	$—	$26	$—

Liabilities:
Interest rate swaps	$(37)	$—	$(37)	$—
Forward contracts	(1)	—	(1)	—
Equity award reimbursement obligation	(35)	—	—	(35)

Total liabilities	$(73)	$—	$(38)	$(35)

TIME WARNER CABLE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The change in the fair value of the equity award reimbursement obligation valued using significant unobservable inputs (Level 3) was due to the following (in millions):

Balance as of December 31, 2008	$—
Purchases, issuances and settlements	16
Total losses recognized in net income	21
Payments to Time Warner for awards exercised	(2)

Balance as of December 31, 2009	$35

9.	MERGER-RELATED AND RESTRUCTURING COSTS

Merger-related Costs

Cumulatively, through December 31, 2007, the Company expensed non-capitalizable merger-related costs associated with the Adelphia/Comcast Transactions of $56 million, of which $10 million was incurred in 2007, and made payments against this accrual of $56 million, of which $14 million were made in 2007.

Restructuring Costs

2009 Restructuring Activity

During the first quarter of 2009, the Company began a restructuring, primarily consisting of headcount reductions, to improve operating efficiency, and through December 31, 2009, the Company incurred costs of $81 million related to this restructuring and made payments of $60 million against this accrual. Of the remaining $21 million liability, $18 million is classified as a current liability, with the remaining $3 million classified as a noncurrent liability in the consolidated balance sheet as of December 31, 2009. Amounts are expected to be paid through 2012. The Company eliminated approximately 1,300 positions during 2009 and expects to incur additional restructuring charges during 2010. Information relating to this restructuring plan is as follows (in millions):

	Employee	Other
	Terminations	Exit Costs	Total

Accruals	$68	$13	$81
Cash paid	(48)	(12)	(60)

Remaining liability as of December 31, 2009	$20	$1	$21

2008 and Prior Restructuring Activity

Between January 1, 2005 and December 31, 2008, the Company underwent a restructuring plan to simplify its organizational structure and enhance its customer focus, and incurred costs of $80 million related to this restructuring. Through December 31, 2009, payments of $78 million have been made against this accrual. The remaining $2 million liability is classified as a current liability in the consolidated balance sheet as of December 31, 2009. Information relating to this restructuring plan is as follows (in millions):

	Employee	Other
	Terminations	Exit Costs	Total

Remaining liability as of December 31, 2006	$18	$5	$23
Accruals	7	6	13
Cash paid	(12)	(8)	(20)

Remaining liability as of December 31, 2007	13	3	16
Accruals	14	1	15
Cash paid	(20)	(2)	(22)

Remaining liability as of December 31, 2008	7	2	9
Cash paid	(6)	(1)	(7)

Remaining liability as of December 31, 2009	$1	$1	$2

TIME WARNER CABLE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

10.	GOODWILL AND INTANGIBLES

TWC has a significant number of intangible assets, including customer relationships and cable franchise rights. As of December 31, 2009 and 2008, the Company’s intangible assets and related accumulated amortization consisted of the following (in millions):

	December 31, 2009			December 31, 2008
		Accumulated			Accumulated
	Gross	Amortization	Net	Gross	Amortization	Net

Intangible assets subject to amortization:
Customer relationships	$952	$(803)	$149	$953	$(566)	$387
Cable franchise renewals and access rights	290	(171)	119	276	(175)	101
Other	42	(36)	6	38	(33)	5

Total	$1,284	$(1,010)	$274	$1,267	$(774)	$493

Intangible assets not subject to amortization:
Cable franchise rights	$25,014	$(922)	$24,092	$25,476	$(1,385)	$24,091
Other	—	—	—	3	—	3

Total	$25,014	$(922)	$24,092	$25,479	$(1,385)	$24,094

The Company recorded amortization expense of $249 million in 2009, $262 million in 2008 and $272 million in 2007. Based on the current amount of intangible assets subject to amortization, the estimated amortization expense is expected to be $170 million in 2010, $22 million in 2011, $19 million in 2012, $14 million in 2013 and $11 million in 2014. These amounts may vary as acquisitions and dispositions occur in the future.

A summary of the changes in the carrying value of the Company’s goodwill for the years ended December 31, 2009 and 2008 is as follows (in millions):

	December 31, 2009			December 31, 2008
		Accumulated			Accumulated
		Impairment	Carrying		Impairment	Carrying
	Gross	Charges	Value	Gross	Charges	Value

Balance at beginning of year	$2,101	$—	$2,101	$2,117	$—	$2,117
Adjustments and other changes	10	—	10	(16)	—	(16)

Balance at end of year	$2,111	$—	$2,111	$2,101	$—	$2,101

Annual Impairment Analysis

Goodwill and indefinite-lived intangible assets, primarily the Company’s cable franchise rights, are tested annually for impairment during the fourth quarter or earlier upon the occurrence of certain events or substantive changes in circumstances. The impairment test for goodwill involves a comparison of the estimated fair value of each of the Company’s eight geographic reporting units to its carrying amount, including goodwill. The Company determines the fair value of a reporting unit using a combination of a discounted cash flow (“DCF”) analysis and a market-based approach, which utilize significant unobservable inputs (Level 3) within the fair value hierarchy. The impairment test for intangible assets not subject to amortization involves a comparison of the estimated fair value of the intangible asset with its carrying value. The Company determines the fair value of the intangible asset using a DCF analysis, which utilizes significant unobservable inputs (Level 3) within the fair value hierarchy. Determining fair value requires the exercise of significant judgment, including judgment about appropriate discount rates, perpetual growth rates, the amount and timing of expected future cash flows, as well as relevant comparable company earnings multiples for the market-based approach.

The Company determined that goodwill and cable franchise rights were not impaired during its annual impairment analyses as of December 31, 2009 or 2007, respectively. The Company’s 2008 impairment analysis, which was performed as of December 31, 2008, did not result in any goodwill impairments, but did result in a noncash pretax impairment charge on cable franchise rights of $14.822 billion.

TIME WARNER CABLE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The carrying value of cable franchise rights and goodwill by unit of accounting as of December 31, 2009 and 2008 as well as the 2008 impairment charge on cable franchise rights by unit of accounting is as follows (in millions):

	Carrying Value as of
	December 31, 2009		December 31, 2008
	Cable		Cable		2008
	Franchise		Franchise		Impairment
	Rights	Goodwill	Rights	Goodwill	Charge

West	$3,350	$489	$3,350	$485	$(3,558)
New York City	3,345	204	3,345	204	(2,156)
Texas	1,700	143	1,700	141	(3,270)
Midwest	5,028	505	5,028	504	(2,835)
Carolinas	3,908	224	3,908	221	(1,659)
Northeast	5,645	466	5,645	466	(962)
Kansas City	394	—	393	—	—
National	722	80	722	80	(382)

	$24,092	$2,111	$24,091	$2,101	$(14,822)

As a result of the $14.822 billion cable franchise rights impairment charge taken in 2008, the carrying values of the Company’s impaired cable franchise rights (which represented the cable franchise rights in all of the Company’s eight units of accounting except for Kansas City) were re-set to their estimated fair values as of December 31, 2008. Management believes that the fair value of its cable franchise rights increased during 2009 across all reporting units and as a result, the Company did not record any cable franchise rights impairment charges. However, it is possible that impairment charges may be recorded in the future to reflect potential declines in fair value. Such impairment charges, if required, could be material.

To illustrate the extent that the fair value of the cable franchise rights exceeded their carrying value as of December 31, 2009, had the fair values of each of the cable franchise rights been lower by 15%, the Company still would not have recorded an impairment charge. Similarly, a decline in the fair values of the reporting units by up to 30% would not have resulted in any goodwill impairment charges.

11.	INVESTMENTS

The components of the Company’s investments as of December 31, 2009 and 2008 and related ownership percentages as of December 31, 2009 are presented in the table below (in millions):

		Investment Balance as of
	Ownership	December 31,
	Percentage	2009	2008

Equity-method investments:
SpectrumCo.	31.2%	$691	$663
Clearwire Investment	4.9%	207	167
Other		53	40

Total equity-method investments		951	870
Other investments		24	25

Total investments		$975	$895

For the year ended December 31, 2009, the Company recognized losses from equity-method investments of $49 million and, for the years ended December 31, 2008 and 2007, recognized income from equity-method investments of $16 million and $11 million, respectively, which is included in other income (expense), net, in the consolidated statement of operations.

SpectrumCo Joint Venture

TWC is a participant in a joint venture with certain other cable companies (“SpectrumCo”) that holds advanced wireless spectrum (“AWS”) licenses. Under certain circumstances, the members of SpectrumCo have the ability to exit the venture and receive from the venture, subject to certain limitations and adjustments, AWS licenses covering the areas in which they provide cable services. In January 2009, SpectrumCo redeemed the 10.9% interest held by an affiliate of Cox Communications, Inc. (“Cox”) and Cox received AWS licenses, principally covering areas in which Cox provides cable services, and approximately $70 million in cash. This transaction closed in January 2009 and TWC contributed $22 million to SpectrumCo to satisfy the Company’s funding obligations under the agreement. Following the closing of this transaction, SpectrumCo’s AWS licenses cover 20 MHz over 80% of the continental U.S. and Hawaii.

TIME WARNER CABLE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Clearwire Investment

TWC holds an indirect equity interest in Clearwire Corporation (“Clearwire”), which was formed by the combination of the respective wireless broadband businesses of Sprint Nextel Corporation (“Sprint”) and Clearwire Communications LLC, an operating subsidiary of Clearwire (the “Clearwire Investment”). The Clearwire Investment is focused on deploying the first nationwide fourth-generation (“4G”) wireless network to provide mobile broadband services to wholesale and retail customers. In November 2008, TWC, Intel Corporation (“Intel”), Google Inc., Comcast and Bright House Networks, LLC (“Bright House”) invested $3.2 billion in Clearwire Communications LLC, of which $550 million was contributed by TWC. In connection with the initial investment, TWC entered into wholesale agreements with Clearwire and Sprint that allow TWC to offer wireless services utilizing Clearwire’s 4G WiMax network and Sprint’s third-generation code-division multiple access network. The Company allocated $20 million of its initial $550 million investment in Clearwire Communications LLC to its rights under these agreements, which the Company believes represents the fair value of favorable pricing provisions contained in the agreements. Such assets are included in other assets in the consolidated balance sheet as of December 31, 2008 and are being amortized over the estimated lives of the agreements. In November 2009, TWC, Sprint, Intel, Comcast, Bright House and Eagle River Holdings, LLC collectively agreed to invest up to an additional $1.564 billion in Clearwire Communications LLC, of which TWC agreed to fund approximately $103 million. During the fourth quarter of 2009, TWC contributed $97 million to Clearwire Communications LLC and expects to make its remaining contribution during the first quarter of 2010.

As of December 31, 2009, the Company’s equity interest in the underlying net assets of the Clearwire Investment exceeds the carrying value of the Company’s investment in Clearwire by approximately $200 million. Such difference relates to intangible assets not subject to amortization and, therefore, is not being amortized. During 2008, the Company recorded a noncash pretax impairment charge of $367 million on its Clearwire investment as a result of a significant decline in the estimated fair value of the investment, which is included in other income (expense), net in the consolidated statement of operations. The primary input in estimating the fair value of TWC’s investment in Clearwire was the quoted market value of Clearwire Corporation publicly traded Class A shares at December 31, 2008, which declined significantly from May 2008, the date TWC agreed to make its investment.

TKCCP Joint Venture

Texas and Kansas City Cable Partners, L.P. (“TKCCP”) was a 50-50 joint venture between a consolidated subsidiary of TWC (TWE-A/N) and Comcast. On January 1, 2007, TKCCP distributed its assets to its partners. TWC received certain cable assets located in Kansas City, south and west Texas and New Mexico (the “Kansas City Pool”) and Comcast received the pool of assets consisting of the Houston cable systems (the “Houston Pool”). TWC began consolidating the results of the Kansas City Pool on January 1, 2007. TKCCP was formally dissolved on May 15, 2007. For accounting purposes, TWC treated the distribution of TKCCP’s assets as a sale of TWC’s 50% equity interest in the Houston Pool and as an acquisition of Comcast’s 50% equity interest in the Kansas City Pool. As a result of the sale of TWC’s 50% equity interest in the Houston Pool, TWC recorded a pretax gain of $146 million in the first quarter of 2007, which is included as a component of other income (expense), net, in the consolidated statement of operations for the year ended December 31, 2007. In 2009, Comcast and TWC finalized the post-closing adjustment associated with the sale of the Houston Pool, and the Company recorded a $12 million gain, which is included in other income (expense), net, in the consolidated statement of operations for the year ended December 31, 2009.

12.	INCOME TAXES

Prior to the Separation, TWC was not a separate taxable entity for U.S. federal and various state income tax purposes and its results were included in the consolidated U.S. federal and certain consolidated or combined state income tax returns of Time Warner. For taxable periods after the Separation, TWC will file separate U.S. federal and consolidated or combined state income tax returns. The following income tax information has been prepared assuming TWC was a stand-alone taxpayer for all periods presented.

Current and deferred income tax (benefit) provision provided on income from continuing operations are as follows (in millions):

	Year Ended December 31,
	2009	2008	2007

Federal:
Current	$83	$(188)	$356
Deferred	543	(3,967)	321
State:
Current	61	39	67
Deferred	133	(993)	62

Total	$820	$(5,109)	$806

TIME WARNER CABLE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The differences between income tax (benefit) provision expected at the U.S. federal statutory income tax rate of 35% and income tax (benefit) provision provided are as set forth below (in millions):

	Year Ended December 31,
	2009	2008	2007

Tax (benefit) provision on income at U.S. federal statutory rate	$669	$(4,575)	$710
State and local taxes (tax benefits), net of federal tax effects	126	(620)	85
Other	25	86	11

Total	$820	$(5,109)	$806

Significant components of TWC’s deferred income tax liabilities, net, are as follows (in millions):

	December 31,
	2009	2008

Equity-based compensation	$181	$161
Investments	130	152
Other(a)	351	449
Valuation allowances(b)	(88)	(76)

Deferred income tax assets	574	686

Cable franchise rights and customer relationships(c)	(6,136)	(5,886)
Fixed assets	(3,239)	(2,824)
Other	(17)	(13)

Deferred income tax liabilities	(9,392)	(8,723)

Deferred income tax liabilities, net(d)	$(8,818)	$(8,037)

(a)	Other deferred income tax assets includes federal net operating loss carryforwards of $14 million and $14 million, state net operating loss carryforwards of $1 million and $2 million and state credit carryforwards of $29 million and $22 million as of December 31, 2009 and 2008, respectively. These net operating loss and credit carryforwards expire in varying amounts through 2029.
(b)	The Company has recorded a valuation allowance for deferred tax assets associated with equity-method investments as well as certain state net operating loss and credit carryforwards. The valuation allowance is based upon the Company’s assessment that it is more likely than not that a portion of the deferred tax asset will not be realized.
(c)	Cable franchise rights and customer relationships is comprised of deferred tax assets (approximately $1.1 billion) where the tax basis exceeds the book basis primarily as a result of the impairment recorded in 2008 that are expected to be realized as the Company receives tax deductions from the amortization, for tax purposes, of the intangible assets offset by deferred tax liabilities (approximately $7.2 billion) that are associated with intangible assets for which the book basis is greater than the tax basis.
(d)	Deferred income tax liabilities, net, includes current deferred income tax assets of $139 million and $156 million as of December 31, 2009 and 2008, respectively.

Uncertain Income Tax Positions

The Company has a $73 million and $27 million reserve for uncertain income tax positions as of December 31, 2009 and 2008, respectively, which includes an accrual for interest and penalties of $17 million and $5 million, respectively. The Company’s policy is to recognize interest and penalties accrued on uncertain income tax positions as part of the income tax (benefit) provision. The income tax (benefit) provision for the years ended December 31, 2009, 2008 and 2007 includes interest and penalties of $13 million, $2 million and $1 million, respectively. If the Company were to recognize the benefits of these uncertain income tax positions, $28 million, $19 million and $13 million, net of the federal and state benefit for income taxes, would impact the income tax (benefit) provision in the consolidated statement of operations and the effective tax rate for the year ended December 31, 2009, 2008 and 2007, respectively.

Changes in the Company’s uncertain income tax positions, excluding the related accrual for interest and penalties, from January 1 through December 31 are presented below (in millions):

	2009	2008	2007

Balance at beginning of year	$22	$18	$16
Additions for prior year tax positions	32	3	—
Additions for current year tax positions	3	5	3
Reductions for prior year tax positions	—	(2)	(1)
Lapses in statute of limitations	(1)	(2)	—

Balance at end of year	$56	$22	$18

TIME WARNER CABLE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company does not currently anticipate that its existing reserves related to uncertain income tax positions as of December 31, 2009 will significantly increase or decrease during the twelve-month period ending December 31, 2010; however, various events could cause the Company’s current expectations to change in the future.

In August 2009, the Internal Revenue Service (“IRS”) examination of the Company’s income tax returns for the period 2002 to 2004 was settled, with the exception of an immaterial item subject to an ongoing examination. The resolution of these items did not have a material impact on the Company’s consolidated financial position or results of operations. In December 2009, the IRS examination for the period 2005 to 2007 began. The Company does not anticipate that this examination will have a material impact on the Company’s consolidated financial position or results of operations. In addition, the Company is also subject to ongoing examinations of the Company’s tax returns by state and local tax authorities for various periods. Activity related to these state and local examinations did not have a material impact on the Company’s consolidated financial position or results of operations in 2009, nor does the Company anticipate a material impact in the future.

13.	EQUITY-BASED COMPENSATION

TWC Equity Plan

The Company has granted options to purchase TWC Common Stock and restricted stock units (“RSUs”) to its employees and non-employee directors under the Time Warner Cable Inc. 2006 Stock Incentive Plan (the “2006 Plan”).

In connection with the Separation, the 2006 Plan was amended, among other things, to increase the number of shares of TWC Common Stock authorized for issuance thereunder by 18.0 million shares. As a result, the Company is authorized to issue up to 51.3 million shares of TWC Common Stock under the 2006 Plan (which also reflects certain Separation-related adjustments effected pursuant to the 2006 Plan and the 1-for-3 TWC Reverse Stock Split).

Stock options granted under the 2006 Plan have exercise prices equal to the fair market value of TWC Common Stock at the date of grant. Generally, the stock options vest ratably over a four-year vesting period and expire ten years from the date of grant. Certain stock option awards provide for accelerated vesting upon the grantee’s termination of employment after reaching a specified age and years of service. In connection with the payment of the Special Dividend and the TWC Reverse Stock Split, adjustments were made to the number of shares covered by and exercise prices of outstanding TWC stock options to maintain the fair value of those awards. These adjustments were made pursuant to existing antidilution provisions in the 2006 Plan and related award agreements and, therefore, did not result in the recognition of incremental compensation expense. Refer to “Separation-related Equity Awards” below for further details.

The RSUs granted under the 2006 Plan generally vest 50% on the third anniversary of the grant date and 50% on the fourth anniversary. RSUs provide for accelerated vesting upon the grantee’s termination of employment after reaching a specified age and years of service. Shares of TWC Common Stock will generally be issued at the end of the vesting period of an RSU. RSUs awarded to non-employee directors are not subject to vesting or forfeiture restrictions and the shares underlying the RSUs will generally be issued in connection with a director’s termination of service as a director. Holders of RSUs are generally entitled to receive dividend equivalents or retained distributions related to regular dividends or distributions, respectively, paid by TWC. Refer to “Separation-related Equity Awards” below for further details.

Upon the exercise of a TWC stock option or the vesting of a TWC RSU award, shares of TWC Common Stock may be issued from authorized but unissued shares or from treasury stock, if any.

Separation-related Equity Awards

In connection with the Special Dividend, holders of TWC RSUs could elect to receive the retained distribution on their TWC RSUs related to the Special Dividend (the “Special Dividend retained distribution”) in the form of cash (payable, without interest, upon vesting of the underlying RSUs) or in the form of additional RSUs (with the same vesting dates as the underlying RSUs). In connection with these elections and in conjunction with the payment of the Special Dividend, during the first quarter of 2009, the Company (a) granted 1.3 million RSUs and (b) established a liability of $46 million in other liabilities and TWC shareholders’ equity in the consolidated balance sheet for the Special Dividend retained distribution to be paid in cash, taking into account estimated forfeitures. In addition, in connection with the 1-for-3 TWC Reverse Stock Split, pursuant to the 2006 Plan and related award agreements, adjustments were made to reduce the number of outstanding RSUs. Neither the payment of the Special Dividend retained distribution (in cash or additional RSUs) nor the adjustment to reflect the 1-for-3 TWC Reverse Stock Split results in the recognition of incremental compensation expense. During the year ended December 31, 2009, the Company made cash payments of $1 million against the Special Dividend retained distribution liability, which is included in other financing activities in the consolidated statement of cash flows. Of the remaining $45 million liability, $5 million is classified as a current liability in other current liabilities, with the remaining $40 million classified as a noncurrent liability in other liabilities in the consolidated balance sheet as of December 31, 2009.

TIME WARNER CABLE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As discussed below, as a result of the Separation, pursuant to their terms, Time Warner equity awards held by TWC employees were forfeited and/or experienced a reduction in value. During the second quarter of 2009, TWC granted TWC stock options and RSUs to its employees to offset these forfeitures and/or reduced values (the “Separation-related ’make-up’ equity awards”). The vesting and expiration dates of such awards were based on the terms of the related Time Warner award. Such awards, with an aggregate fair value of $15 million, are being expensed over a period of approximately one year beginning in the second quarter of 2009. During the year ended December 31, 2009, TWC recognized compensation expense for Separation-related “make-up” equity awards of $9 million.

Other information pertaining to TWC stock options and RSUs is discussed below.

TWC Stock Options

The table below presents the assumptions used to value TWC stock options at their grant date for the years ended December 31, 2009, 2008 and 2007 and reflects the weighted average of all awards granted within each year:

	Year Ended December 31,
	2009	2008	2007

Expected volatility	34.3%	30.0%	24.1%
Expected term to exercise from grant date	6.04 years	6.51 years	6.58 years
Risk-free rate	2.6%	3.2%	4.7%
Expected dividend yield	0.0%	0.0%	0.0%

The following table summarizes information about TWC stock options that were outstanding as of December 31, 2009:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
	Number	Exercise	Contractual	Intrinsic
	of Options(a)	Price(a)	Life	Value
	(in thousands)		(in years)	(in millions)

Outstanding as of December 31, 2008	5,702	$39.88
Granted(b)	6,345	25.93
Exercised	(126)	35.29
Forfeited or expired	(401)	33.98

Outstanding as of December 31, 2009	11,520	32.45	8.04	$115

Exercisable as of December 31, 2009	1,849	42.08	7.26	$5

(a)	Amounts recast to reflect adjustments related to the Special Dividend and the 1-for-3 TWC Reverse Stock Split.
(b)	Of the 6.3 million stock options granted in 2009, 5.1 million were granted with a weighted average exercise price of $24.09 per option and 1.2 million were granted as Separation-related “make-up” equity awards with a weighted-average exercise price of $33.80 per option.

As of December 31, 2009, the number, weighted-average exercise price, aggregate intrinsic value and weighted-average remaining contractual term of TWC stock options vested and expected to vest approximate amounts for options outstanding. Total unrecognized compensation cost related to unvested TWC stock options as of December 31, 2009, without taking into account expected forfeitures, is $54 million and is expected to be recognized over a weighted-average period of 2.40 years.

The weighted-average fair value of a TWC stock option granted during the year was $9.69 ($5.81, net of tax) in 2009, $13.22 ($7.93, net of tax) in 2008 and $17.20 ($10.32, net of tax) in 2007. The total intrinsic value of TWC stock options exercised during the year ended December 31, 2009 was $1 million. Cash received and tax benefits realized from these exercises of TWC stock options was $4 million and less than $1 million, respectively. No TWC stock options were exercised during the years ended December 31, 2008 and 2007.

During February 2010, TWC granted options to purchase approximately 3.8 million shares of TWC Common Stock under the 2006 Plan at a grant date fair value ranging from $10.87 to $11.33 per option.

TIME WARNER CABLE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

TWC Restricted Stock Units

The following table summarizes information about unvested TWC RSUs as of December 31, 2009:

		Weighted-
		Average
	Number of	Grant Date
	Units(a)	Fair Value(a)
	(in thousands)

Unvested as of December 31, 2008	1,564	$93.75
Granted(b)	2,645	38.80
Vested	(75)	71.09
Forfeited	(125)	72.42

Unvested as of December 31, 2009	4,009	58.55

(a)	Amounts recast to reflect the 1-for-3 TWC Reverse Stock Split.
(b)	Of the 2.6 million RSUs granted in 2009, 1,285,000 were granted at a weighted average grant date fair value of $53.01 per RSU, 1,305,000 were granted as Special Dividend retained distributions at a weighted-average grant date fair value of $24.99 per RSU, for which no compensation expense will be recognized, and 55,000 were granted as Separation-related “make-up” equity awards at a weighted-average grant date fair value of $33.80 per RSU.

As of December 31, 2009, the intrinsic value of unvested TWC RSUs was $166 million. Total unrecognized compensation cost related to unvested TWC RSUs as of December 31, 2009, without taking into account expected forfeitures, is $91 million and is expected to be recognized over a weighted-average period of 2.46 years. The fair value of TWC RSUs that vested during the year was $6 million in 2009, $4 million in 2008 and less than $1 million in 2007.

The number and weighted-average grant date fair value of TWC RSUs granted during the year was 2.6 million at $38.80 per RSU in 2009, 993,000 at $82.35 per RSU in 2008 and 722,000 at $110.94 per RSU in 2007.

During February 2010, TWC granted approximately 1.9 million RSUs under the 2006 Plan at a grant date fair value of $45.15 per RSU.

Time Warner Equity Plans

Prior to 2007, Time Warner granted options to purchase Time Warner common stock and shares of Time Warner common stock (“restricted stock”) or RSUs under its equity plans (collectively, the “Time Warner Equity Awards”) to employees of TWC. Time Warner did not grant Time Warner Equity Awards to employees of TWC after TWC Common Stock began to trade publicly in March 2007. In addition, employees of Time Warner who became employed by TWC prior to the Separation retained their Time Warner Equity Awards pursuant to their terms and TWC recorded equity-based compensation expense from the date of transfer through the end of the applicable vesting period. The stock options granted by Time Warner to employees of TWC were granted with exercise prices equal to, or in excess of, the fair market value of a share of Time Warner common stock at the date of grant. Generally, the stock options vested ratably over a four-year vesting period and expired ten years from the date of grant. The awards of restricted stock or RSUs generally vested between three to five years from the date of grant. Holders of Time Warner restricted stock and RSUs were generally entitled to receive cash dividends or dividend equivalents, respectively, paid by Time Warner during the period of time that the restricted stock or RSUs were unvested. Certain Time Warner stock options and RSUs provided for accelerated vesting upon an election to retire pursuant to TWC’s defined benefit pension plans or a voluntary termination of employment after reaching a specified age and years of service.

In connection with the Spin-Off Dividend and the 1-for-3 reverse stock split implemented by Time Warner on March 27, 2009 (the “Time Warner Reverse Stock Split”), and as provided for in Time Warner’s equity plans, the number of outstanding Time Warner Equity Awards and the exercise prices of stock options were adjusted to maintain the fair value of those awards. In addition, in connection with Time Warner’s distribution to its shareholders of all of the shares of AOL Inc. stock that it owned on December 9, 2009, the number of outstanding Time Warner Equity Awards and the exercise prices of stock options were further adjusted to maintain the fair value of those awards. These adjustments were made pursuant to existing antidilution provisions in Time Warner’s equity plans and, therefore, did not result in the recognition of incremental compensation expense for the Company.

Under the terms of Time Warner’s equity plans and related award agreements, as a result of the Separation, TWC employees who held Time Warner Equity Awards were treated as if their employment with Time Warner had been terminated without cause at the time of the Separation. This treatment resulted in the forfeiture of unvested stock options and shortened exercise periods for vested stock options and pro rata vesting of the next installment of (and forfeiture of the remainder of) the RSUs for those TWC employees who did not satisfy retirement-treatment eligibility provisions in the Time Warner equity plans and related award agreements. During the second quarter of 2009, TWC granted the Separation-related “make-up” equity awards or cash payment awards to TWC employees to offset the forfeiture

TIME WARNER CABLE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

and reduction in value of Time Warner Equity Awards held by TWC employees as a result of the Separation. Refer to “Separation-related Equity Awards” above for further details.

Equity-based Compensation Expense

Compensation expense and the related tax benefit recognized for TWC and Time Warner equity-based compensation plans for the years ended December 31, 2009, 2008 and 2007 is as follows (in millions):

	Year Ended December 31,
	2009	2008	2007

TWC Equity Plan:
Compensation cost recognized:
Stock options	$45	$27	$14
Restricted stock units	52	41	28

Total impact on Operating Income (Loss)	$97	$68	$42

Tax benefit recognized	$38	$27	$17

Time Warner Equity Plans:
Compensation cost recognized:
Stock options(a)	$—	$9	$15
Restricted stock and restricted stock units(a)	—	1	2

Total impact on Operating Income (Loss)	$—	$10	$17

Tax benefit recognized	$—	$4	$7

(a)	No additional compensation expense will be recognized under Time Warner equity plans after March 12, 2009, the date of TWC’s separation from Time Warner. However, TWC will continue to reimburse Time Warner for the intrinsic value of Time Warner stock options held by TWC employees upon exercise until all such awards have been exercised or have expired. Refer to “Equity Award Reimbursement Obligation” in Note 8 for further details.

TIME WARNER CABLE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

14.	EMPLOYEE BENEFIT PLANS

Pension Plans

The Company participates in various funded and unfunded noncontributory defined benefit pension plans (the “TWC Pension Plans”) administered by Time Warner through October 31, 2008 and by the Company thereafter. Pension benefits are based on formulas that reflect the employees’ years of service and compensation during their employment period. TWC uses a December 31 measurement date for its plans. A summary of activity for the TWC Pension Plans is as follows (in millions):

	2009	2008

Change in Benefit Obligation:
Projected benefit obligation, beginning of year	$1,318	$1,220
Service cost	100	96
Interest cost	88	79
Actuarial (gain) loss	83	(57)
Benefits paid	(28)	(21)
Settlements	(9)	—
Plan amendment	—	1

Projected benefit obligation, end of year	$1,552	$1,318

Accumulated benefit obligation, end of year	$1,228	$1,090

Change in Plan Assets:
Fair value of plan assets, beginning of year	$1,113	$1,187
Actual return on plan assets	349	(455)
Employer contributions	170	402
Benefits paid	(28)	(21)
Settlements	(9)	—

Fair value of plan assets, end of year	$1,595	$1,113

Funded Status:
Fair value of plan assets	$1,595	$1,113
Projected benefit obligation	1,552	1,318

Funded status, amount recognized	$43	$(205)

Amounts recognized in the consolidated balance sheet consisted of (in millions):

	December 31,
	2009	2008

Noncurrent asset	$75	$—
Current liability	(3)	(11)
Noncurrent liability	(29)	(194)

	$43	$(205)

Accumulated other comprehensive loss:
Net actuarial loss	$528	$768
Prior service cost	1	1

	$529	$769

Included in the change in benefit obligation table above are the following projected benefit obligations, accumulated benefit obligations and fair value of plan assets at the end of the year for the TWC Pension Plans (in millions):

	Funded Plans		Unfunded Plan
	December 31,		December 31,
	2009	2008	2009	2008

Projected benefit obligation	$1,520	$1,276	$32	$42
Accumulated benefit obligation	1,196	1,045	32	45
Fair value of plan assets	1,595	1,113	—	—

TIME WARNER CABLE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The components of net periodic benefit costs are as follows (in millions):

	Year Ended December 31,
	2009	2008	2007

Service cost	$100	$96	$75
Interest cost	88	79	68
Expected return on plan assets	(93)	(102)	(90)
Amounts amortized	66	18	11
Settlement loss	1	—	—

Net periodic benefit costs	$162	$91	$64

The estimated amounts that will be amortized from accumulated other comprehensive loss, net, into net periodic benefit costs in 2010 include an actuarial loss of $31 million.

In addition, certain employees of TWC participate in multi-employer pension plans, not included in the net periodic costs above, for which the expense was $33 million in 2009, $31 million in 2008 and $28 million in 2007.

Weighted-average assumptions used to determine benefit obligations at December 31, 2009, 2008 and 2007 are as follows:

	Year Ended December 31,
	2009	2008	2007

Discount rate	6.16%	6.17%	6.00%
Rate of compensation increase	4.25%	4.00%	4.50%

Weighted-average assumptions used to determine net periodic benefit cost for the years ended December 31, 2009, 2008 and 2007 are as follows:

	Year Ended December 31,
	2009	2008	2007

Discount rate	6.17%	6.00%	6.00%(a	)
Expected long-term return on plan assets	8.00%	8.00%	8.00%
Rate of compensation increase	4.00%	4.50%	4.50%

(a)	In connection with the Adelphia/Comcast Transactions, the TWC Pension Plans were remeasured on August 1, 2007 using a discount rate of 6.25%.

In 2009 and 2008, the discount rate was determined by the matching of plan liability cash flows to a pension yield curve constructed of a large population of high-quality corporate bonds. In 2007, the discount rate was determined by comparison against the Moody’s Aa Corporate Index rate, adjusted for coupon frequency and duration of the obligation, which was consistent with prior periods. The resulting discount rate was supported by periodic matching of plan liability cash flows to a pension yield curve constructed of a large population of high-quality corporate bonds. A decrease in the discount rate of 25 basis points, from 6.17% to 5.92%, while holding all other assumptions constant, would have resulted in an increase in the Company’s pension expense of approximately $15 million in 2009.

In developing the expected long-term rate of return on assets, the Company considered the pension portfolio’s composition, past average rate of earnings and discussions with portfolio managers. The expected long-term rate of return was based on the 2008 asset allocation targets. A decrease in the expected long-term rate of return of 25 basis points, from 8.00% to 7.75%, while holding all other assumptions constant, would have resulted in an increase in the Company’s pension expense of approximately $3 million in 2009.

Pension Assets

Effective October 31, 2008, the assets of the TWC Pension Plans held in a master trust with the plan assets of other Time Warner defined benefit pension plans (the “Time Warner Master Trust”) were transferred to a new master trust established to hold the assets of the TWC Pension Plans (the “TWC Master Trust”). As of December 31, 2008, the TWC Master Trust’s assets included 565,000 shares of Time Warner common stock, after giving effect to the Time Warner Reverse Stock Split, with a total value of $17 million (approximately 2% of total plan assets held in the TWC Master Trust). In March 2009, the TWC Master Trust received 142,000 shares of TWC Common Stock in connection with the Distribution. During December 2009, the TWC Common Stock and Time Warner common stock held in the TWC Master Trust were sold. As of December 31, 2009, there were no shares of TWC Common Stock or Time Warner common stock held in the TWC Master Trust.

The Company’s investment policy for the TWC Pension Plans is to maximize the long-term rate of return on plan assets within a prudent level of risk and diversification while maintaining adequate funding levels. The Company uses a mix of equity and fixed-income

TIME WARNER CABLE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

securities with the objective of preserving asset values, diversifying risk and achieving a target investment return. The Company continuously monitors investment performance, investment allocation policies and the performance of individual investment managers and makes adjustments and changes when necessary. Every five years, or more frequently if appropriate, the Company conducts a broad strategic review of its portfolio construction and investment allocation policies. The Company does not manage any assets internally and does not directly utilize derivative instruments or hedging; however, the investment mandate of some investment managers allows the use of derivatives as components of their standard portfolio management strategies.

Pension assets are managed in a balanced portfolio comprised of two major components: an equity portion and a fixed-income portion. The expected role of the equity investments is to maximize the long-term growth of pension assets, while the role of fixed-income investments is to provide for more stable periodic returns and potentially provide some protection against a prolonged decline in the market value of equity investments. The Company’s objective within equity investments is to achieve asset diversity in order to increase return and reduce volatility.

The TWC Pension Plans’ actual investment allocation by asset category as of December 31, 2009 and 2008 is as follows:

		Actual Allocation as of
	Target	December 31,
	Allocation	2009	2008

Equity securities	65.0%	64.2%	49.6%
Fixed-income securities	35.0%	34.0%	47.7%
Other investments	0.0%	1.8%	2.7%

Total	100.0%	100.0%	100.0%

In 2009, the Company modified its target allocation for pension assets from 75% equity securities and 25% fixed-income securities to its current target allocation of 65% equity securities and 35% fixed-income securities. The actual investment allocation as of December 31, 2008 differs from the target allocation primarily due to contributions made in late 2008 held in short-term investment strategies that were invested consistent with the Company’s investment allocation targets during 2009.

TIME WARNER CABLE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table sets forth the TWC Pension Plan investment assets of $1.592 billion, which exclude accrued investment income of $5 million and accrued liabilities of $2 million, by level within the fair value hierarchy as of December 31, 2009 (in millions):

		Quoted Prices in
	Fair Value	Active Markets	Significant	Significant
	as of	for Identical	Observable	Unobservable
	December 31,	Assets	Inputs	Inputs
	2009	(Level 1)	(Level 2)	(Level 3)

Common stocks(a)	$921	$921	$—	$—
Commingled equity funds(b)	100	—	100	—
Other equity securities(c)	2	2	—	—
Corporate debt securities(d)	158	—	158	—
Collective trust funds(e)	143	—	143	—
Commingled bond funds(b)	89	—	89	—
U.S. Treasury debt securities(a)	87	87	—	—
Corporate asset-backed debt securities(f)	40	—	40	—
U.S. government asset-backed debt securities(g)	19	—	19	—
Other fixed-income securities(h)	4	—	4	—
Other investments(i)	29	—	—	29

Total investment assets	$1,592	$1,010	$553	$29

(a)	Common stocks and U.S. Treasury debt securities are valued at the closing price reported on the active market on which the individual securities are traded.
(b)	Commingled equity funds and commingled bond funds are valued using the net asset value provided by the administrator of the fund. The net asset value is based on the value of the underlying assets owned by the fund, less liabilities, and then divided by the number of units outstanding.
(c)	Other equity securities consist of real estate investment trusts and preferred stocks, which are valued at the closing price reported on the active market on which the individual securities are traded.
(d)	Corporate debt securities are valued based on observable prices from the new issue market, benchmark quotes, secondary trading and dealer quotes. An option adjusted spread model is incorporated to adjust spreads of issues that have early redemption features and final spreads are added to the U.S. Treasury curve.
(e)	Collective trust funds primarily consist of short-term investment strategies comprised of instruments issued or fully guaranteed by the U.S. government and/or its agencies and are valued using the net asset value provided by the administrator of the fund. The net asset value is based on the value of the underlying assets owned by the fund, less liabilities, and then divided by the number of units outstanding.
(f)	Corporate asset-backed debt securities primarily consist of pass-through mortgage-backed securities issued by U.S. and foreign corporations valued using available trade information, dealer quotes, market color (including indices and market research reports), spreads, bids and offers.
(g)	U.S. government asset-backed debt securities consist of pass-through mortgage-backed securities issued by the Federal Home Loan Mortgage Corporation and the Federal National Mortgage Association valued using available trade information, dealer quotes, market color (including indices and market research reports), spreads, bids and offers.
(h)	Other fixed-income securities consist of foreign government debt securities and U.S. government agency debt securities, which are valued based on observable prices from the new issue market, benchmark quotes, secondary trading and dealer quotes. An option adjusted spread model is incorporated to adjust spreads of issues that have early redemption features and final spreads are added to the U.S. Treasury curve.
(i)	Other investments primarily consist of private equity investments, such as those in limited partnerships that invest in operating companies that are not publicly traded on a stock exchange, and hedge funds. Private equity investments are valued using inputs such as trading multiples of comparable public securities, merger and acquisition activity and pricing data from the most recent equity financing taking into consideration illiquidity. Hedge funds are valued using the net asset value provided by the administrator of the fund, which is based on the value of the underlying assets owned by the fund, less liabilities, and then divided by the number of units outstanding.

The change in the fair value of investment assets valued using significant unobservable inputs (Level 3) was due to the following (in millions):

Balance as of December 31, 2008	$29
Purchases, issuances and settlements	2
Actual return on plan assets still held at December 31, 2009	2
Transfer out of Level 3	(4)

Balance as of December 31, 2009	$29

Expected Cash Flows

After considering the funded status of the TWC Pension Plans, movements in the discount rate, investment performance and related tax consequences, the Company may choose to make contributions to the TWC Pension Plans in any given year. As of December 31, 2009, there were no minimum required contributions for the Company’s funded plans. The Company contributed $160 million to its funded defined benefit pension plans during 2009 and may make discretionary cash contributions to these plans in 2010. For the Company’s unfunded plan, contributions will continue to be made to the extent benefits are paid. Benefit payments for the unfunded plan are expected to be $3 million in 2010.

TIME WARNER CABLE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Benefit payments for the TWC Pension Plans are expected to be $21 million in 2010, $25 million in 2011, $30 million in 2012, $36 million in 2013, $42 million in 2014 and $350 million in 2015 to 2019.

Defined Contribution Plan

TWC employees also participate in a defined contribution plan, the TWC Savings Plan, for which the expense for employer matching contributions totaled $61 million in 2009, $63 million in 2008 and $59 million in 2007. The Company’s contributions to the TWC Savings Plan are primarily based on a percentage of the employees’ elected contributions and are subject to plan provisions.

15.	RELATED PARTIES

In the normal course of conducting its business, the Company has various transactions with Time Warner, affiliates and subsidiaries of Time Warner and TWC’s equity-method investments. Effective March 12, 2009, upon completion of the Separation, Time Warner and its affiliates are no longer a related party. A summary of these transactions is as follows for the years ended December 31, 2009, 2008 and 2007 (in millions):

	Year Ended December 31,
	2009	2008	2007

Revenues:
Advertising	$15	$24	$11
Other	1	5	9

Total	$16	$29	$20

Costs of revenues:
Programming services provided by equity-method investments	$(231)	$(176)	$(181)
Programming services provided by subsidiaries of Time Warner and affiliates	(168)	(857)	(823)
Other costs charged by equity-method investments	(16)	(20)	(12)
Other costs charged by subsidiaries of Time Warner and affiliates	—	(1)	(8)

Total	$(415)	$(1,054)	$(1,024)

Selling, general and administrative expenses:
Fees paid to Time Warner for reimbursement of certain administrative support functions and related overhead costs	$(3)	$(21)	$(14)
Other transactions with subsidiaries of Time Warner and affiliates	—	(1)	(2)

Total	$(3)	$(22)	$(16)

Reimbursements of Programming Expense

A subsidiary of Time Warner previously agreed to assume a portion of the cost of TWC’s contractual carriage arrangements with a programmer in order to secure other forms of content from the same programmer over time periods consistent with the terms of the respective TWC carriage contract. The amount assumed represented Time Warner’s best estimate of the fair value of the other content acquired by the Time Warner subsidiary at the time the agreements were executed. Under this arrangement, the Time Warner subsidiary made periodic payments to TWC that are classified as a reduction of programming costs in the consolidated statement of operations. Through the date of the Separation, payments received or receivable under this agreement totaled $9 million in 2009, $39 million in 2008 and $35 million in 2007. This agreement terminated during 2009.

16.	TWC SHAREHOLDERS’ EQUITY

Shares Authorized and Outstanding

As of December 31, 2009, TWC is authorized to issue up to 8.333 billion shares of TWC Common Stock, par value $0.01 per share, of which 352.5 million shares were issued and outstanding. TWC is also authorized to issue up to 333 million shares of preferred stock, par value $0.01 per share. As of December 31, 2009, no preferred shares have been issued, nor does the Company have any current plans to issue any preferred shares.

As of December 31, 2008, TWC was authorized to issue up to 6.667 billion shares of Class A common stock, par value $0.01 per share, 1.667 billion shares of Class B common stock, par value $0.01 per share, and 333 million shares of preferred stock, par value $0.01 per share. As of December 31, 2008, 300.7 million shares of Class A common stock and 25.0 million shares of Class B common stock

TIME WARNER CABLE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

were issued and outstanding, and no shares of preferred stock had been issued. As discussed more fully in Note 4, in connection with the Recapitalization, on March 12, 2009, each share of the Company’s Class A and Class B common stock was automatically converted into a single share of TWC Common Stock.

Common Stock Dividend

On January 27, 2010, the Company’s Board of Directors declared a quarterly cash dividend on TWC Common Stock. The quarterly dividend of $0.40 per share of TWC Common Stock, representing the first payment of a planned annual dividend of $1.60 per share, will be payable in cash on March 15, 2010 to stockholders of record at the close of business on February 26, 2010.

17.	COMMITMENTS AND CONTINGENCIES

Prior to the restructuring of TWE, which was completed in March 2003 (the “TWE Restructuring”), TWE had various contingent commitments, including guarantees, related to the TWE non-cable businesses. In connection with the TWE Restructuring, some of these commitments were not transferred with their applicable non-cable business and they remain contingent commitments of TWE. Time Warner and its subsidiary, WCI, have agreed, on a joint and several basis, to indemnify TWE from and against any and all of these contingent liabilities, but TWE remains a party to these commitments.

TWC has cable franchise agreements containing provisions requiring the construction of cable plant and the provision of services to customers within the franchise areas. In connection with these obligations under existing franchise agreements, TWC obtains surety bonds or letters of credit guaranteeing performance to municipalities and public utilities and payment of insurance premiums. Such surety bonds and letters of credit as of December 31, 2009 and 2008 totaled $313 million and $288 million, respectively. Payments under these arrangements are required only in the event of nonperformance. TWC does not expect that these contingent commitments will result in any amounts being paid in the foreseeable future.

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

The following table summarizes the Company’s aggregate contractual obligations as of December 31, 2009, excluding obligations related to long-term debt and preferred equity that are discussed in Note 7, and the estimated timing and effect that such obligations are expected to have on the Company’s liquidity and cash flows in future periods (in millions):

	Year Ended December 31,
		2011-	2013-	2015 and
	2010	2012	2014	thereafter	Total

Programming purchases(a)	$3,339	$5,697	$4,235	$2,538	$15,809
Digital Phone connectivity(b)	536	631	151	—	1,318
Facility leases(c)	115	208	166	389	878
Data processing services	50	88	7	—	145
High-speed data connectivity(d)	39	14	4	20	77
Other	46	34	11	71	162

Total	$4,125	$6,672	$4,574	$3,018	$18,389

(a)	Programming purchases represent contracts that the Company has with cable television networks and broadcast stations to provide programming services to its subscribers. There is generally no obligation to purchase these services if the Company is not providing video services. Programming fees represent a significant portion of its costs of revenues. Future fees under such contracts are based on numerous variables, including number and type of customers. The amounts included above represent estimates of future programming costs based on subscriber numbers as of December 31, 2009 applied to the per-subscriber contractual rates contained in contracts for which the Company does not have the right to cancel the contract or for contracts with a guaranteed minimum commitment.
(b)	Digital Phone connectivity obligations relate to transport, switching and interconnection services that allow for the origination and termination of local and long-distance telephony traffic. These expenses also include related technical support services. There is generally no obligation to purchase these services if the Company is not providing Digital Phone service. The amounts included above are generally based on the number of Digital Phone subscribers as of December 31, 2009 and the per-subscriber contractual rates contained in the contracts that were in effect as of December 31, 2009.
(c)	The Company has facility lease obligations under various operating leases including minimum lease obligations for real estate and operating equipment.
(d)	High-speed data connectivity obligations are based on the contractual terms for bandwidth circuits that were in use as of December 31, 2009.

TIME WARNER CABLE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company’s total rent expense, which primarily includes facility rental expense and pole attachment rental fees, amounted to $212 million in 2009, $190 million in 2008 and $182 million in 2007.

Minimum pension funding requirements have not been presented as such amounts have not been determined beyond 2009. The Company did not have a required minimum pension contribution obligation for its funded defined benefit pension plans in 2009; however, the Company made discretionary cash contributions of $160 million to these plans during 2009 and may make discretionary cash contributions to these plans in 2010.

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

On June 22, 2005, Mecklenburg County filed suit against TWE-A/N in the General Court of Justice District Court Division, Mecklenburg County, North Carolina and, on July 1, 2005, the action was removed to the U.S. District Court for the Western District of North Carolina. Mecklenburg County, the franchisor in TWE-A/N’s Mecklenburg County cable system, alleges that TWE-A/N’s predecessor failed to construct an institutional network in 1981 and that TWE-A/N assumed that obligation upon the transfer of the franchise in 1995. Mecklenburg County is seeking compensatory damages and TWE-A/N’s release of certain video channels it is currently using on the cable system. On April 14, 2006, TWE-A/N filed a motion for summary judgment, which the district court granted on January 26, 2010 on the basis that the plaintiff’s claims were barred by the statute of limitations. The time to appeal this decision has not yet expired. If the decision is appealed, TWE-A/N will defend against this lawsuit vigorously.

On June 16, 1998, plaintiffs in Andrew Parker and Eric DeBrauwere, et al. v. Time Warner Entertainment Company, L.P. and Time Warner Cable filed a purported nationwide class action in U.S. District Court for the Eastern District of New York claiming that TWE sold its subscribers’ personally identifiable information and failed to inform subscribers of their privacy rights in violation of the Cable Communications Policy Act of 1984 and common law. The plaintiffs seek damages and declaratory and injunctive relief. On August 6, 1998, TWE filed a motion to dismiss, which was denied on September 7, 1999. On December 8, 1999, TWE filed a motion to deny class certification, which was granted on January 9, 2001 with respect to monetary damages, but denied with respect to injunctive relief. On June 2, 2003, the U.S. Court of Appeals for the Second Circuit vacated the district court’s decision denying class certification as a matter of law and remanded the case for further proceedings on class certification and other matters. On May 4, 2004, plaintiffs filed a motion for class certification, which the Company opposed. On October 25, 2005, the district court granted preliminary approval of a class settlement arrangement, but final approval of that settlement was denied on January 26, 2007. The parties subsequently reached a revised settlement to resolve this action on terms that are not material to the Company and submitted their agreement to the district court on April 2, 2008. On July 6, 2009, the district court granted approval of the settlement, which certain class members have appealed with respect to attorneys’ fees. The Company intends to defend against this lawsuit vigorously should the settlement not be upheld.

TIME WARNER CABLE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Certain Patent Litigation

On September 1, 2006, Ronald A. Katz Technology Licensing, L.P. (“Katz”) filed a complaint in the U.S. District Court for the District of Delaware alleging that TWC and several other cable operators, among other defendants, infringe 18 patents purportedly relating to the Company’s customer call center operations and/or voicemail services. The plaintiff is seeking unspecified monetary damages as well as injunctive relief. On March 20, 2007, this case, together with other lawsuits filed by Katz, was made subject to a Multidistrict Litigation (“MDL”) Order transferring the case for pretrial proceedings to the U.S. District Court for the Central District of California. In April 2008, TWC and other defendants filed “common” motions for summary judgment, which argued, among other things, that a number of claims in the patents at issue are invalid under Sections 112 and 103 of the Patent Act. On June 19 and August 4, 2008, the court issued orders granting, in part, and denying, in part, those motions. Defendants filed additional individual motions for summary judgment in August 2008, which argued, among other things, that defendants’ respective products do not infringe the surviving claims in plaintiff’s patents. On August 13, 2009, the district court found one additional patent invalid, but denied defendants’ motions for summary judgment on three remaining patents, and on October 27, 2009, the district court denied the defendants’ requests for reconsideration of the decision. On January 29, 2010, the district court found one of the three remaining patents invalid based on a motion for summary judgment brought by another defendant. The Company intends to defend against this lawsuit vigorously.

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

On April 26, 2005, Acacia Media Technologies (“AMT”) filed suit against TWC in the U.S. District Court for the Southern District of New York alleging that TWC infringes several patents held by AMT. AMT has publicly taken the position that delivery of broadcast video (except live programming such as sporting events), pay-per-view, VOD and ad insertion services over cable systems infringe its patents. AMT has brought similar actions regarding the same patents against numerous other entities, and all of the previously pending litigations have been made the subject of an MDL Order consolidating the actions for pretrial activity in the U.S. District Court for the Northern District of California. On October 25, 2005, the TWC action was consolidated into the MDL proceedings. The plaintiff is seeking unspecified monetary damages as well as injunctive relief. On September 25, 2009, the district court ruled on the Company’s summary judgment motions finding all AMT patents invalid and, on February 2, 2010, AMT filed its notice of appeal to this decision. The Company will defend against this lawsuit vigorously.

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

TIME WARNER CABLE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

18.	ADDITIONAL FINANCIAL INFORMATION

Other Cash Flow Information

Additional financial information with respect to cash (payments) and receipts is as follows (in millions):

	Year Ended December 31,
	2009	2008	2007

Cash paid for interest	$(1,234)	$(745)	$(855)
Interest income received	13	38	10

Cash paid for interest, net	$(1,221)	$(707)	$(845)

Cash paid for income taxes	$(90)	$(40)	$(298)
Cash refunds of income taxes	53	4	6

Cash paid for income taxes, net	$(37)	$(36)	$(292)

Noncash financing activities for the year ended December 31, 2009 included the TW NY Exchange, in which Historic TW transferred its 12.43% non-voting common stock interest in TW NY to TWC in exchange for 80 million newly issued shares (approximately 27 million shares after giving effect to the 1-for-3 TWC Reverse Stock Split) of TWC’s Class A common stock.

Noncash financing activities for the year ended December 31, 2007 included TWC’s 50% equity interest in the Houston Pool of TKCCP, valued at $880 million, delivered as the purchase price for Comcast’s 50% equity interest in the Kansas City Pool of TKCCP.

Interest Expense, Net

Interest expense, net consists of (in millions):

	Year Ended December 31,
	2009	2008	2007

Interest income	$5	$38	$13
Interest expense	(1,324)	(961)	(907)

Total interest expense, net	$(1,319)	$(923)	$(894)

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of (in millions):

	December 31,
	2009	2008

Prepaid income taxes	$103	$—
Investment in The Reserve Fund	34	103
Other prepaid expenses and other current assets	115	98

Total prepaid expenses and other current assets	$252	$201

The Company invests its cash and equivalents in a combination of money market, government and treasury funds, as well as bank certificates of deposit, in accordance with the Company’s investment policy of diversifying its investments and limiting the amount of its investments in a single entity or fund. Consistent with the foregoing, the Company invested $490 million in June 2008 in The Reserve Fund’s Primary Fund (“The Reserve Fund”). On the morning of September 15, 2008, the Company requested a full redemption of its investment in The Reserve Fund, but the redemption request was not honored. On September 22, 2008, The Reserve Fund announced that redemptions of shares were suspended pursuant to an SEC order requested by The Reserve Fund so that an orderly liquidation could be effected. Through December 31, 2009, the Company received $451 million from The Reserve Fund representing its pro rata share of partial distributions made by The Reserve Fund. The Company believes that it is legally entitled to a return of its entire investment in The Reserve Fund. However, during the first quarter of 2009, The Reserve Fund announced that it was establishing a $3.5 billion special reserve for legal and other costs that would not be distributed to investors until all claims are resolved. As a result, the Company recorded a $10 million reserve. By Order dated November 25, 2009 and clarified in an Order dated December 11, 2009, the U.S. District Court for the Southern District of New York directed the pro rata distribution of the remaining $3.4 billion held by The Reserve Fund in a manner to be directed by the Court. As a result of these actions, in the fourth quarter of 2009, the Company reversed $5 million of the original reserve. The resulting $5 million net impairment of its investment in The Reserve Fund during 2009 is included in other income

TIME WARNER CABLE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(expense), net, in the consolidated statement of operations. The $34 million net receivable from The Reserve Fund as of December 31, 2009 is classified as prepaid expenses and other current assets in the consolidated balance sheet. On January 29, 2010, the Company received an additional $33 million from The Reserve Fund reducing its remaining net receivable to $1 million.

Other Current Liabilities

Other current liabilities consists of (in millions):

	December 31,
	2009	2008

Accrued interest	$469	$368
Accrued compensation and benefits	327	297
Accrued franchise fees	166	171
Accrued insurance	142	139
Accrued sales and other taxes	116	128
Accrued advertising and marketing support	81	88
Other accrued expenses	271	241

Total other current liabilities	$1,572	$1,432

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

Management conducted an evaluation of the effectiveness of the Company’s system of internal control over financial reporting as of December 31, 2009 based on the framework set forth in “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its evaluation, management concluded that, as of December 31, 2009, the Company’s internal control over financial reporting is effective based on the specified criteria.

The Company’s internal control over financial reporting as of December 31, 2009 has been audited by the Company’s independent auditor, Ernst & Young LLP, a registered public accounting firm, as stated in their report at page 100 herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and
Shareholders of Time Warner Cable Inc.

We have audited the accompanying consolidated balance sheet of Time Warner Cable Inc. (the “Company”) as of December 31, 2009 and 2008, and the related consolidated statements of operations, cash flows and equity for each of the three years in the period ended December 31, 2009. Our audits also included the Supplementary Information and Financial Statement Schedule II listed in the index at Item 15(a). The financial statements, supplementary information and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements, supplementary information and financial statement schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Time Warner Cable Inc. as of December 31, 2009 and 2008, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related supplementary information and financial statement schedule, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

As discussed in Note 2 to the accompanying consolidated financial statements, as of January 1, 2009, the Company adopted Financial Accounting Standards Board (“FASB”) Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51 (codified in FASB Accounting Standards Codification (“ASC”) Topic 810, Consolidation), using a retrospective application method. Also, as of January 1, 2007, the Company adopted the provisions of Emerging Issues Task Force Issue No. 06-2, Accounting for Sabbatical Leave and Other Similar Benefits (codified in FASB ASC Topic 710, Compensation-General), and Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109 (codified in FASB ASC Topic 740, Income Taxes).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Time Warner Cable Inc.’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 19, 2010 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

New York, New York
February 19, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and
Shareholders of Time Warner Cable Inc.

We have audited Time Warner Cable Inc.’s (the “Company”) internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). The Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Time Warner Cable Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Time Warner Cable Inc. as of December 31, 2009 and 2008, and the related consolidated statements of operations, cash flows and equity for each of the three years in the period ended December 31, 2009 of Time Warner Cable Inc. and our report dated February 19, 2010 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

New York, New York
February 19, 2010

TIME WARNER CABLE INC.
SELECTED FINANCIAL INFORMATION

The selected financial information set forth below as of December 31, 2009 and 2008 and for the years ended December 31, 2009, 2008 and 2007 has been derived from and should be read in conjunction with the audited consolidated financial statements and other financial information presented elsewhere herein. The selected financial information set forth below as of December 31, 2007, 2006 and 2005 and for the years ended December 31, 2006 and 2005 has been derived from audited consolidated financial statements not included herein. Capitalized terms are as defined and described in the consolidated financial statements or elsewhere herein.

	Year Ended December 31,
	2009	2008	2007	2006	2005
	(in millions, except per share data)

Selected Operating Statement Information:(a)
Revenues:
Video	$10,760	$10,524	$10,165	$7,632	$6,044
High-speed data	4,520	4,159	3,730	2,756	1,997
Voice	1,886	1,619	1,193	715	272
Advertising	702	898	867	664	499

Total revenues	17,868	17,200	15,955	11,767	8,812
Total costs and expenses(b)	14,551	28,982	13,189	9,588	7,026

Operating Income (Loss)(b)	3,317	(11,782)	2,766	2,179	1,786
Interest expense, net	(1,319)	(923)	(894)	(646)	(464)
Other income (expense), net(c)	(86)	(367)	156	131	44

Income (loss) from continuing operations before income taxes	1,912	(13,072)	2,028	1,664	1,366
Income tax benefit (provision)	(820)	5,109	(806)	(645)	(156)

Income (loss) from continuing operations	1,092	(7,963)	1,222	1,019	1,210
Discontinued operations, net of tax	—	—	—	1,042	109
Cumulative effect of accounting change, net of tax(d)	—	—	—	2	—

Net income (loss)	1,092	(7,963)	1,222	2,063	1,319
Less: Net income (loss) attributable to noncontrolling interests	(22)	619	(99)	(87)	(66)

Net income (loss) attributable to TWC	$1,070	$(7,344)	$1,123	$1,976	$1,253

Basic income (loss) from continuing operations attributable to TWC per common share	$3.07	$(22.55)	$3.45	$2.84	$3.45
Discontinued operations	—	—	—	3.14	0.31
Cumulative effect of accounting change	—	—	—	0.01	—

Basic net income (loss) attributable to TWC per common share	$3.07	$(22.55)	$3.45	$5.99	$3.76

Diluted income (loss) from continuing operations attributable to TWC per common share	$3.05	$(22.55)	$3.45	$2.84	$3.45
Discontinued operations	—	—	—	3.14	0.31
Cumulative effect of accounting change	—	—	—	0.01	—

Diluted net income (loss) attributable to TWC per common share	$3.05	$(22.55)	$3.45	$5.99	$3.76

Average common shares outstanding:
Basic	349.0	325.7	325.6	330.1	333.3

Diluted	350.9	325.7	325.7	330.1	333.3

TIME WARNER CABLE INC.
SELECTED FINANCIAL INFORMATION—(Continued)

	December 31,
	2009	2008	2007	2006	2005
	(in millions, except per share data)

Selected Balance Sheet Information:(a)
Cash and equivalents	$1,048	$5,449	$232	$51	$12
Total assets	43,694	47,889	56,600	55,821	43,724
Total debt and preferred equity	22,631	18,028	13,877	14,732	6,863
Special cash dividend declared and paid per common share	30.81	—	—	—	—

(a)	The following items impact the comparability of results from period to period: (i) on January 1, 2007, TWC began consolidating the results of the Kansas City Pool it received upon the distribution of the assets of TKCCP, which previously was accounted for as an equity-method investee and (ii) on July 31, 2006, a subsidiary of TWC and Comcast completed the Adelphia/Comcast Transactions.
(b)	Total costs and expenses and Operating Income (Loss) also include restructuring costs of $81 million in 2009, $15 million in 2008 and merger-related and restructuring costs of $23 million in 2007, $56 million in 2006 and $42 million in 2005. Total costs and expenses and Operating Income (Loss) in 2008 includes a $14.822 billion impairment charge on cable franchise rights and a $58 million loss on the sale of cable systems.
(c)	Other income (expense), net, in 2009 includes $28 million of direct transaction costs (e.g., legal and professional fees) related to the Separation, a $21 million loss for the change in the fair value of the Time Warner equity award reimbursement obligation, a $5 million impairment of the Company’s investment in the Primary Reserve Fund, a $12 million gain due to a post-closing adjustment related to the 2007 sale of TWC’s 50% equity interest in the Houston Pool of TKCCP and a $3 million gain resulting from the partial recovery of a 2008 impairment recorded on an equity-method investment. Other income (expense), net, in 2008 includes impairment charges on equity-method investments totaling $375 million, primarily consisting of a $367 million impairment charge on the Company’s investment in Clearwire Communications LLC, $17 million of direct transaction costs related to the Separation, and a gain of $9 million recorded on the sale of a cost-method investment. Other income (expense), net, in 2007 includes a gain of $146 million related to the sale of TWC’s 50% equity interest in the Houston Pool of TKCCP. Other income (expense), net, also includes earnings (losses) from equity investees of $(49) million in 2009, $16 million in 2008, $11 million in 2007, $129 million in 2006 and $43 million in 2005.
(d)	Cumulative effect of accounting change, net of tax, includes a benefit of $2 million in 2006 related to the cumulative effect of a change in accounting principle recognized in connection with the adoption of authoritative guidance issued by the FASB regarding accounting for share-based payments.

TIME WARNER CABLE INC.
QUARTERLY FINANCIAL INFORMATION
(Unaudited)

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
	(in millions, except per share data)

2009
Revenues:
Subscription	$4,219	$4,300	$4,316	$4,331
Advertising	145	174	182	201

Total revenues	4,364	4,474	4,498	4,532
Operating Income	716	882	828	891
Net income	184	317	268	323
Net income attributable to TWC	164	316	268	322
Net income attributable to TWC per common share:
Basic(a)	0.48	0.90	0.76	0.91
Diluted(a)	0.48	0.89	0.76	0.91
Common stock—high(b)	68.22	36.25	44.01	44.09
Common stock—low(b)	20.19	24.00	28.66	38.24
Special cash dividend declared and paid per common share	30.81	—	—	—
2008
Revenues:
Subscription	$3,963	$4,065	$4,116	$4,158
Advertising	197	233	224	244

Total revenues	4,160	4,298	4,340	4,402
Operating Income (Loss)(c)	636	738	788	(13,944)
Net income (loss)(c)	266	305	335	(8,869)
Net income (loss) attributable to TWC	242	277	301	(8,164)
Net income attributable to TWC per common share:
Basic(a)	0.74	0.85	0.92	(25.07)
Diluted(a)	0.74	0.85	0.92	(25.07)
Common stock—high(b)	84.36	94.68	89.88	78.78
Common stock—low(b)	65.85	75.93	70.20	48.90

(a)	Per common share amounts for the quarters and full years have each been calculated separately. Accordingly, quarterly amounts may not sum to the annual amounts because of differences in the weighted-average common shares outstanding during each period.
(b)	Common stock high and low prices reflect the 1-for-3 reverse stock split implemented on March 12, 2009.
(c)	Operating Income (Loss) and net income (loss) each includes a $45 million loss on the sale of cable systems for the quarter ended June 30, 2008, and a $14.822 billion impairment charge on cable franchise rights and a $13 million loss on the sale of cable systems for the quarter ended December 31, 2008. Net income (loss) includes a $367 million impairment charge on the Company’s investment in Clearwire Communications LLC for the quarter ended December 31, 2008.

TIME WARNER CABLE INC.
SUPPLEMENTARY INFORMATION
CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

Time Warner Entertainment Company, L.P. (“TWE”) and TW NY Cable Holding Inc. (“TW NY” and, together with TWE, the “Guarantor Subsidiaries”) are subsidiaries of Time Warner Cable Inc. (the “Parent Company”). The Guarantor Subsidiaries have fully and unconditionally, jointly and severally, directly or indirectly, guaranteed the debt issued by the Parent Company in its 2007 registered exchange offer and its 2009 and 2008 public offerings. The Parent Company owns 100% of the voting interests, directly or indirectly, of both TWE and TW NY.

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

Basis of Presentation

In presenting the condensed consolidating financial statements, the equity method of accounting has been applied to (i) the Parent Company’s interests in the Guarantor Subsidiaries and the Non-Guarantor Subsidiaries, (ii) the Guarantor Subsidiaries’ interests in the Non-Guarantor Subsidiaries and (iii) the Non-Guarantor Subsidiaries interests in the Guarantor Subsidiaries, where applicable, even though all such subsidiaries meet the requirements to be consolidated under U.S. generally accepted accounting principles. All intercompany balances and transactions between the Parent Company, the Guarantor Subsidiaries and the Non-Guarantor Subsidiaries have been eliminated, as shown in the column “Eliminations.”

The accounting bases in all subsidiaries, including goodwill and identified intangible assets, have been allocated to the applicable subsidiaries.

Prior to March 12, 2009, Time Warner Cable Inc. was not a separate taxable entity for U.S. federal and various state income tax purposes and its results were included in the consolidated U.S. federal and certain state income tax returns of Time Warner Inc. In the condensed consolidating financial statements, income tax (benefit) provision has been presented based on each subsidiary’s legal entity basis. Deferred taxes of the Parent Company, the Guarantor Subsidiaries and the Non-Guarantor Subsidiaries have been presented based upon the temporary differences between the carrying amounts of the respective assets and liabilities of the applicable entities.

Costs incurred by the Parent Company, the Guarantor Subsidiaries or the Non-Guarantor Subsidiaries are allocated to the various entities based on the relative usage of such expenses.

During 2009 certain Non-Guarantor Subsidiaries were merged into the Guarantor Subsidiaries. These mergers are reflected in the accompanying condensed consolidating financial statements in the period in which the mergers occurred.

Prior to October 1, 2009, interest income (expense), net, was determined based on third-party debt and the relevant intercompany amounts within the respective legal entity. Beginning October 1, 2009, the Parent Company began to allocate interest expense to certain subsidiaries based on each subsidiary’s contribution to revenues. This allocation serves to reduce the Parent Company’s interest expense and increase the interest expense of both the Guarantor Subsidiaries and Non-Guarantor Subsidiaries.

TIME WARNER CABLE INC.
SUPPLEMENTARY INFORMATION
CONDENSED CONSOLIDATING FINANCIAL STATEMENTS—(Continued)

Consolidating Balance Sheet
December 31, 2009

			Non-
	Parent	Guarantor	Guarantor		TWC
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(in millions)

ASSETS
Current assets:
Cash and equivalents	$1,048	$—	$—	$—	$1,048
Receivables, net	26	211	426	—	663
Receivables from affiliated parties	20	8	215	(243)	—
Deferred income tax assets	139	107	89	(196)	139
Prepaid expenses and other current assets	153	50	49	—	252

Total current assets	1,386	376	779	(439)	2,102
Investments in and amounts due from consolidated subsidiaries	40,951	20,774	10,593	(72,318)	—
Investments	19	5	951	—	975
Property, plant and equipment, net	17	3,948	9,954	—	13,919
Intangible assets subject to amortization, net	—	5	269	—	274
Intangible assets not subject to amortization	—	6,216	17,876	—	24,092
Goodwill	4	3	2,104	—	2,111
Other assets	180	9	32	—	221

Total assets	$42,557	$31,336	$42,558	$(72,757)	$43,694

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$—	$176	$302	$—	$478
Deferred revenue and subscriber-related liabilities	—	45	125	—	170
Payables to affiliated parties	8	238	39	(243)	42
Accrued programming expense	—	674	22	—	696
Other current liabilities	464	545	563	—	1,572

Total current liabilities	472	1,678	1,051	(243)	2,958
Long-term debt	19,617	2,714	—	—	22,331
Mandatorily redeemable preferred equity membership units issued by a subsidiary	—	—	300	—	300
Mandatorily redeemable preferred equity issued by a subsidiary	—	1,928	—	(1,928)	—
Deferred income tax liabilities, net	8,955	4,428	4,360	(8,786)	8,957
Long-term payables to affiliated parties	4,640	512	8,704	(13,856)	—
Other liabilities	188	108	163	—	459
TWC shareholders’ equity:
Due to TWC and subsidiaries	—	7	571	(578)	—
Other TWC shareholders’ equity	8,685	16,315	27,409	(43,724)	8,685

Total TWC shareholders’ equity	8,685	16,322	27,980	(44,302)	8,685
Noncontrolling interests	—	3,646	—	(3,642)	4

Total equity	8,685	19,968	27,980	(47,944)	8,689

Total liabilities and equity	$42,557	$31,336	$42,558	$(72,757)	$43,694

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

TIME WARNER CABLE INC.
SUPPLEMENTARY INFORMATION
CONDENSED CONSOLIDATING FINANCIAL STATEMENTS—(Continued)

Consolidating Statement of Operations
Year Ended December 31, 2009

			Non-
	Parent	Guarantor	Guarantor		TWC
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(in millions)

Revenues	$—	$3,860	$14,212	$(204)	$17,868

Costs of revenues	—	2,091	6,668	(204)	8,555
Selling, general and administrative	—	418	2,412	—	2,830
Depreciation	1	742	2,093	—	2,836
Amortization	—	1	248	—	249
Restructuring costs	—	34	47	—	81

Total costs and expenses	1	3,286	11,468	(204)	14,551

Operating Income (Loss)	(1)	574	2,744	—	3,317
Equity in pretax income of consolidated subsidiaries	2,729	1,892	53	(4,674)	—
Interest expense, net	(822)	(476)	(21)	—	(1,319)
Other expense, net	(31)	(8)	(47)	—	(86)

Income before income taxes	1,875	1,982	2,729	(4,674)	1,912
Income tax provision	(805)	(789)	(774)	1,548	(820)

Net income	1,070	1,193	1,955	(3,126)	1,092
Less: Net income attributable to noncontrolling interests	—	(42)	—	20	(22)

Net income attributable to TWC	$1,070	$1,151	$1,955	$(3,106)	$1,070

TIME WARNER CABLE INC.
SUPPLEMENTARY INFORMATION
CONDENSED CONSOLIDATING FINANCIAL STATEMENTS—(Continued)

Consolidating Statement of Operations
Year Ended December 31, 2008

			Non-
	Parent	Guarantor	Guarantor		TWC
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(in millions)

Revenues	$—	$3,324	$14,050	$(174)	$17,200

Costs of revenues	—	1,783	6,536	(174)	8,145
Selling, general and administrative	—	425	2,429	—	2,854
Depreciation	—	664	2,162	—	2,826
Amortization	—	1	261	—	262
Restructuring costs	—	4	11	—	15
Impairment of cable franchise rights	—	2,729	12,093	—	14,822
Loss on sale of cable systems	—	11	47	—	58

Total costs and expenses	—	5,617	23,539	(174)	28,982

Operating Loss	—	(2,293)	(9,489)	—	(11,782)
Equity in pretax loss of consolidated subsidiaries	(11,531)	(6,723)	(1,726)	19,980	—
Interest income (expense), net	(504)	(466)	47	—	(923)
Other income (expense), net	(15)	11	(363)	—	(367)

Loss before income taxes	(12,050)	(9,471)	(11,531)	19,980	(13,072)
Income tax benefit	4,706	3,255	3,310	(6,162)	5,109

Net loss	(7,344)	(6,216)	(8,221)	13,818	(7,963)
Less: Net loss attributable to noncontrolling interests	—	1,227	—	(608)	619

Net loss attributable to TWC	$(7,344)	$(4,989)	$(8,221)	$13,210	$(7,344)

TIME WARNER CABLE INC.
SUPPLEMENTARY INFORMATION
CONDENSED CONSOLIDATING FINANCIAL STATEMENTS—(Continued)

Consolidating Statement of Operations
Year Ended December 31, 2007

			Non-
	Parent	Guarantor	Guarantor		TWC
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(in millions)

Revenues	$—	$3,360	$12,761	$(166)	$15,955

Costs of revenues	—	1,649	6,059	(166)	7,542
Selling, general and administrative	—	532	2,116	—	2,648
Depreciation	—	640	2,064	—	2,704
Amortization	—	17	255	—	272
Merger-related and restructuring costs	—	9	14	—	23

Total costs and expenses	—	2,847	10,508	(166)	13,189

Operating Income	—	513	2,253	—	2,766
Equity in pretax income (loss) of consolidated subsidiaries	2,138	1,290	(151)	(3,277)	—
Interest expense, net	(264)	(499)	(131)	—	(894)
Other income (expense), net	(11)	—	167	—	156

Income before income taxes	1,863	1,304	2,138	(3,277)	2,028
Income tax provision	(740)	(525)	(536)	995	(806)

Net income	1,123	779	1,602	(2,282)	1,222
Less: Net income attributable to noncontrolling interests	—	(7)	—	(92)	(99)

Net income attributable to TWC	$1,123	$772	$1,602	$(2,374)	$1,123

TIME WARNER CABLE INC.
SUPPLEMENTARY INFORMATION
CONDENSED CONSOLIDATING FINANCIAL STATEMENTS—(Continued)

Consolidating Statement of Cash Flows
Year Ended December 31, 2009

			Non-
	Parent	Guarantor	Guarantor		TWC
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(in millions)

Cash provided by operating activities	$238	$625	$3,923	$393	$5,179

INVESTING ACTIVITIES
Investments and acquisitions, net of cash acquired and distributions received	64	(4,527)	(94)	4,469	(88)
Capital expenditures	(11)	(1,016)	(2,204)	—	(3,231)
Proceeds from asset sales	—	6	6	—	12

Cash provided (used) by investing activities	53	(5,537)	(2,292)	4,469	(3,307)

FINANCING ACTIVITIES
Borrowings (repayments), net	642	(62)	—	681	1,261
Borrowings	12,037	—	—	—	12,037
Repayments	(8,677)	—	—	—	(8,677)
Debt issuance costs	(34)	—	—	—	(34)
Net change in investments in and amounts due to and from consolidated subsidiaries	2,246	(226)	(1,631)	(389)	—
Payment of special cash dividend	(10,856)	—	—	—	(10,856)
Other financing activities	4	(4)	—	(4)	(4)

Cash used by financing activities	(4,638)	(292)	(1,631)	288	(6,273)

Decrease in cash and equivalents	(4,347)	(5,204)	—	5,150	(4,401)
Cash and equivalents at beginning of year	5,395	5,204	—	(5,150)	5,449

Cash and equivalents at end of year	$1,048	$—	$—	$—	$1,048

TIME WARNER CABLE INC.
SUPPLEMENTARY INFORMATION
CONDENSED CONSOLIDATING FINANCIAL STATEMENTS—(Continued)

Consolidating Statement of Cash Flows
Year Ended December 31, 2008

			Non-
	Parent	Guarantor	Guarantor		TWC
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(in millions)

Cash provided (used) by operating activities	$(927)	$1,207	$5,223	$(203)	$5,300

INVESTING ACTIVITIES
Investments and acquisitions, net of cash acquired and distributions received	(659)	(3)	(579)	556	(685)
Capital expenditures	—	(926)	(2,596)	—	(3,522)
Proceeds from asset sales	—	16	51	—	67

Cash used by investing activities	(659)	(913)	(3,124)	556	(4,140)

FINANCING ACTIVITIES
Borrowings (repayments), net	1,533	—	—	(1,739)	(206)
Borrowings	7,182	—	—	—	7,182
Repayments	(2,217)	(600)	—	—	(2,817)
Debt issuance costs	(97)	—	—	—	(97)
Net change in investments in and amounts due to and from consolidated subsidiaries	395	2,055	(2,097)	(353)	—
Other financing activities	—	(3)	(2)	—	(5)

Cash provided (used) by financing activities	6,796	1,452	(2,099)	(2,092)	4,057

Increase in cash and equivalents	5,210	1,746	—	(1,739)	5,217
Cash and equivalents at beginning of year	185	3,458	—	(3,411)	232

Cash and equivalents at end of year	$5,395	$5,204	$—	$(5,150)	$5,449

TIME WARNER CABLE INC.
SUPPLEMENTARY INFORMATION
CONDENSED CONSOLIDATING FINANCIAL STATEMENTS—(Continued)

Consolidating Statement of Cash Flows
Year Ended December 31, 2007

			Non-
	Parent	Guarantor	Guarantor		TWC
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(in millions)

Cash provided (used) by operating activities	$(931)	$1,022	$4,117	$355	$4,563

INVESTING ACTIVITIES
Investments and acquisitions, net of cash acquired and distributions received	(22)	(6)	(32)	—	(60)
Capital expenditures	—	(918)	(2,515)	—	(3,433)
Proceeds from asset sales	—	1	60	—	61

Cash used by investing activities	(22)	(923)	(2,487)	—	(3,432)

FINANCING ACTIVITIES
Borrowings (repayments), net	(438)	—	—	(1,107)	(1,545)
Borrowings	8,387	—	—	—	8,387
Repayments	(7,679)	—	—	—	(7,679)
Debt issuance costs	(29)	—	—	—	(29)
Net change in investments in and amounts due to and from consolidated subsidiaries	841	1,077	(1,563)	(355)	—
Other financing activities	5	(22)	(67)	—	(84)

Cash provided (used) by financing activities	1,087	1,055	(1,630)	(1,462)	(950)

Increase in cash and equivalents	134	1,154	—	(1,107)	181
Cash and equivalents at beginning of year	51	2,304	—	(2,304)	51

Cash and equivalents at end of year	$185	$3,458	$—	$(3,411)	$232

TIME WARNER CABLE INC.
SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

		Additions
	Balance at	Charged to		Balance
	Beginning	Costs and		at End
	of Period	Expenses	Deductions	of Period
	(in millions)

Year Ended December 31, 2009:
Allowance for doubtful accounts	$90	$244	$(260)	$74

Year Ended December 31, 2008:
Allowance for doubtful accounts	$87	$262	$(259)	$90

Year Ended December 31, 2007:
Allowance for doubtful accounts	$73	$267	$(253)	$87

EXHIBIT INDEX

Pursuant to Item 601 of Regulation S-K

Exhibit
Number	Description

3.1	Second Amended and Restated Certificate of Incorporation of Time Warner Cable Inc. (“TWC” or the “Company”), as filed with the Secretary of State of the State of Delaware on March 12, 2009 (incorporated herein by reference to Exhibit 3.1 to Amendment No. 1 to TWC’s Registration Statement on Form 8-A filed with the Securities and Exchange Commission (the “SEC”) on March 12, 2009 (the “TWC March 2009 Form 8-A”)).
3.2	Amendment to Second Amended and Restated Certificate of Incorporation of the Company, as filed with the Secretary of State of the State of Delaware on March 12, 2009 (incorporated herein by reference to Exhibit 3.2 to the TWC March 2009 Form 8-A).
3.3	By-laws of the Company, effective as of March 12, 2009 (incorporated herein by reference to Exhibit 3.3 to the TWC March 2009 Form 8-A).
4.1	Indenture, dated as of April 30, 1992, as amended by the First Supplemental Indenture, dated as of June 30, 1992, among Time Warner Entertainment Company, L.P. (“TWE”), Time Warner Companies, Inc. (“TWCI”), certain of TWCI’s subsidiaries that are parties thereto and The Bank of New York, as Trustee (incorporated herein by reference to Exhibits 10(g) and 10(h) to TWCI’s Current Report on Form 8-K dated June 26, 1992 and filed with the SEC on July 15, 1992 (File No. 1-8637)).
4.2	Second Supplemental Indenture, dated as of December 9, 1992, among TWE, TWCI, certain of TWCI’s subsidiaries that are parties thereto and The Bank of New York, as Trustee (incorporated herein by reference to Exhibit 4.2 to Amendment No. 1 to TWE’s Registration Statement on Form S-4 dated and filed with the SEC on October 25, 1993 (Registration No. 33-67688) (the “TWE October 25, 1993 Registration Statement”)).
4.3	Third Supplemental Indenture, dated as of October 12, 1993, among TWE, TWCI, certain of TWCI’s subsidiaries that are parties thereto and The Bank of New York, as Trustee (incorporated herein by reference to Exhibit 4.3 to the TWE October 25, 1993 Registration Statement).
4.4	Fourth Supplemental Indenture, dated as of March 29, 1994, among TWE, TWCI, certain of TWCI’s subsidiaries that are parties thereto and The Bank of New York, as Trustee (incorporated herein by reference to Exhibit 4.4 to TWE’s Annual Report on Form 10-K for the year ended December 31, 1993 and filed with the SEC on March 30, 1994 (File No. 1-12878)).
4.5	Fifth Supplemental Indenture, dated as of December 28, 1994, among TWE, TWCI, certain of TWCI’s subsidiaries that are parties thereto and The Bank of New York, as Trustee (incorporated herein by reference to Exhibit 4.5 to TWE’s Annual Report on Form 10-K for the year ended December 31, 1994 and filed with the SEC on March 30, 1995 (File No. 1-12878)).
4.6	Sixth Supplemental Indenture, dated as of September 29, 1997, among TWE, TWCI, certain of TWCI’s subsidiaries that are parties thereto and The Bank of New York, as Trustee (incorporated herein by reference to Exhibit 4.7 to Historic TW Inc.’s (“Historic TW”) Annual Report on Form 10-K for the year ended December 31, 1997 and filed with the SEC on March 25, 1998 (File No. 1-12259) (the “Time Warner 1997 Form 10-K”)).
4.7	Seventh Supplemental Indenture dated as of December 29, 1997, among TWE, TWCI, certain of TWCI’s subsidiaries that are parties thereto and The Bank of New York, as Trustee (incorporated herein by reference to Exhibit 4.8 to the Time Warner 1997 Form 10-K).
4.8	Eighth Supplemental Indenture dated as of December 9, 2003, among Historic TW, TWE, Warner Communications Inc. (“WCI”), American Television and Communications Corporation (“ATC”), the Company and The Bank of New York, as Trustee (incorporated herein by reference to Exhibit 4.10 to Time Warner Inc.’s (“Time Warner”) Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 1-15062)).
4.9	Ninth Supplemental Indenture dated as of November 1, 2004, among Historic TW, TWE, Time Warner NY Cable Inc., WCI, ATC, the Company and The Bank of New York, as Trustee (incorporated herein by reference to Exhibit 4.1 to Time Warner’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 (File No. 1-15062)).
4.10	Tenth Supplemental Indenture dated as of October 18, 2006, among Historic TW, TWE, TW NY Cable Holding Inc. (“TW NY”), Time Warner NY Cable LLC (“TW NY Cable”), the Company, WCI, ATC and The Bank of New York, as Trustee (incorporated herein by reference to Exhibit 4.1 to Time Warner’s Current Report on Form 8-K dated and filed October 18, 2006 (File No. 1-15062)).
4.11	Eleventh Supplemental Indenture dated as of November 2, 2006, among TWE, TW NY, the Company and The Bank of New York, as Trustee (incorporated herein by reference to Exhibit 99.1 to Time Warner’s Current Report on Form 8-K dated and filed November 2, 2006 (File No. 1-15062)).
4.12	$6.0 Billion Amended and Restated Five-Year Revolving Credit Agreement, dated as of December 9, 2003 and amended and restated as of February 15, 2006, among the Company, as Borrower, the Lenders from time to time party thereto, Bank of America, N.A., as Administrative Agent, Citibank, N.A. and Deutsche Bank AG, New York Branch, as Co-Syndication Agents, and BNP Paribas and Wachovia Bank, National Association, as Co-Documentation Agents, with associated Guarantees (the “Amended and Restated Revolving Credit Agreement”) (incorporated herein by reference to Exhibit 10.51 to Time Warner’s Annual Report on Form 10-K for the year ended December 31, 2005 (File No. 1-15062) (the “Time Warner 2005 Form 10-K”)).

i

Exhibit
Number	Description

4.13	First Amendment Agreement, dated as of March 3, 2009, to the Amended and Restated Revolving Credit Agreement, among the Company, as Borrower, Lehman Brothers Bank, FSB, as Exiting Lender, the Lenders from time to time party thereto, and Bank of America, N.A., as Administrative Agent (incorporated herein by reference to Exhibit 4.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009 (the “TWC March 31, 2009 Form 10-Q”)).
4.14	$4.0 Billion Five-Year Term Loan Credit Agreement, dated as of February 21, 2006, among the Company, as Borrower, the Lenders from time to time party thereto, The Bank of Tokyo-Mitsubishi UFJ Ltd., New York Branch, as Administrative Agent, The Royal Bank of Scotland plc and Sumitomo Mitsui Banking Corporation, as Co-Syndication Agents, and Calyon New York Branch, HSBC Bank USA, N.A. and Mizuho Corporate Bank, Ltd., as Co-Documentation Agents, with associated Guarantees (incorporated herein by reference to Exhibit 10.52 to the Time Warner 2005 Form 10-K).
4.15	$9.0 Billion Credit Agreement (subsequently reduced to $2.070 billion), dated as of June 30, 2008, among the Company, as borrower, the Lenders from time to time party thereto, Deutsche Bank AG New York Branch, as Administrative Agent, The Royal Bank of Scotland plc and Fortis Bank SA/NV New York Branch, as Tranche I Co-Syndication Agents, Mizuho Corporate Bank, Ltd. and Sumitomo Mitsui Banking Corporation, as Tranche I Co-Documentation Agents, Deutsche Bank Securities Inc. and RBS Greenwich Capital, as Tranche I Joint-Lead Arrangers and Joint Bookrunners, BNP Paribas Securities Corp., The Bank of Tokyo-Mitsubishi UFJ, Ltd. New York Branch and Citibank, N.A., as Tranche II Co-Syndication Agents, Bank of America, N.A. and Wachovia Bank, National Association, as Tranche II Co-Documentation Agents, and BNP Paribas Securities Corp. and The Bank of Tokyo-Mitsubishi UFJ, Ltd. New York Branch, as Tranche II Joint-Lead Arrangers and Joint Bookrunners (the “$2.070 Billion Credit Agreement”) (incorporated herein by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K dated June 30, 2008 and filed with the SEC on July 1, 2008).
4.16	First Amendment Agreement, dated as of March 2, 2009, to the $2.070 Billion Credit Agreement, among the Company, as borrower, Lehman Brothers Commercial Bank, as Exiting Lender, the Lenders from time to time party thereto, and Deutsche Bank AG New York Branch, as Administrative Agent (incorporated herein by reference to Exhibit 4.1 to the TWC March 31, 2009 Form 10-Q).
4.17	$1.535 Billion Credit Agreement, dated as of December 10, 2008, among the Company, as Borrower, and Time Warner, as Lender and Administrative Agent (incorporated herein by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K dated December 10, 2008 and filed with the SEC on December 12, 2008).
4.18	Amended and Restated Limited Liability Company Agreement of TW NY Cable, dated as of July 28, 2006 (incorporated herein by reference to Exhibit 4.14 to the Company’s Current Report on Form 8-K dated and filed with the SEC on February 13, 2007 (the “TWC February 13, 2007 Form 8-K”)).
4.19	Indenture, dated as of April 9, 2007, among the Company, TW NY, TWE and The Bank of New York, as trustee (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated April 4, 2007 and filed with the SEC on April 9, 2007 (the “TWC April 4, 2007 Form 8-K”)).
4.20	First Supplemental Indenture, dated as of April 9, 2007 (the “First Supplemental Indenture”), among the Company, TW NY, TWE and The Bank of New York, as trustee (incorporated herein by reference to Exhibit 4.2 to the TWC April 4, 2007 Form 8-K).
4.21	Form of 5.40% Exchange Notes due 2012 (included as Exhibit A to the First Supplemental Indenture incorporated herein by reference to Exhibit 4.2 to the TWC April 4, 2007 Form 8-K).
4.22	Form of 5.85% Exchange Notes due 2017 (included as Exhibit B to the First Supplemental Indenture incorporated herein by reference to Exhibit 4.2 to the TWC April 4, 2007 Form 8-K).
4.23	Form of 6.55% Exchange Debentures due 2037 (included as Exhibit C to the First Supplemental Indenture incorporated herein by reference to Exhibit 4.2 to the TWC April 4, 2007 Form 8-K).
4.24	Form of 6.20% Notes due 2013 (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated June 16, 2008 and filed with the SEC on June 19, 2008 (the “TWC June 16, 2008 Form 8-K”)).
4.25	Form of 6.75% Notes due 2018 (incorporated herein by reference to Exhibit 4.2 to the TWC June 16, 2008 Form 8-K).
4.26	Form of 7.30% Debentures due 2038 (incorporated herein by reference to Exhibit 4.3 to the TWC June 16, 2008 Form 8-K).
4.27	Form of 8.25% Notes due 2014 (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated November 13, 2008 and filed with the SEC on November 18, 2008 (the “TWC November 13, 2008 Form 8-K”)).
4.28	Form of 8.75% Notes due 2019 (incorporated herein by reference to Exhibit 4.2 to the TWC November 13, 2008 Form 8-K).
4.29	Form of 7.50% Notes due 2014 (incorporated herein by reference to Exhibit 4.3 to the TWC March 23, 2009 Form 8-K).
4.30	Form of 8.25% Notes due 2019 (incorporated herein by reference to Exhibit 4.4 to the TWC March 23, 2009 Form 8-K).
4.31	Form of 6.75% Debentures due 2039 (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated June 24, 2009 and filed with the SEC on June 29, 2009) (the “TWC June 24, 2009 Form 8-K”).
4.32	Form of 3.5% Notes due 2015 (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated December 8, 2009 and filed with the SEC on December 11, 2009 (the “TWC December 8, 2009 Form 8-K”)).
4.33	Form of 5.0% Notes due 2020 (incorporated herein by reference to Exhibit 4.2 to the TWC December 8, 2009 Form 8-K).
10.1	Amended and Restated Agreement of Limited Partnership of TWE, dated as of March 31, 2003, by and among the Company, TWE Holdings I Trust (“Comcast Trust I”), ATC, Comcast Corporation and Time Warner (the “TWE Limited Partnership Agreement”) (incorporated herein by reference to Exhibit 3.3 to Time Warner’s Current Report on Form 8-K dated March 28, 2003 and filed with the SEC on April 14, 2003 (File No. 1-15062) (the “Time Warner March 28, 2003 Form 8-K)).

Exhibit
Number	Description

10.2*	First Amendment, dated as of December 31, 2009, to the TWE Limited Partnership Agreement, between Time Warner Cable LLC, TW NY Cable, and TWE GP Holdings LLC.
10.3	Contribution Agreement, dated as of September 9, 1994, among TWE, Advance Publications, Inc. (“Advance Publications”), Newhouse Broadcasting Corporation (“Newhouse”), Advance/Newhouse Partnership and Time Warner Entertainment-Advance/Newhouse Partnership (“TWE-A/N”) (incorporated herein by reference to Exhibit 10(a) to TWE’s Current Report on Form 8-K dated September 9, 1994 and filed with the SEC on September 21, 1994 (File No. 1-12878)).
10.4	Amended and Restated Transaction Agreement, dated as of October 27, 1997, among Advance Publications, Newhouse, Advance/Newhouse Partnership, TWE, TW Holding Co. and TWE-A/N (incorporated herein by reference to Exhibit 99(c) to Historic TW’s Current Report on Form 8-K dated October 27, 1997 and filed with the SEC on November 5, 1997 (File No. 1-12259)).
10.5	Transaction Agreement No. 2, dated as of June 23, 1998, among Advance Publications, Newhouse, Advance/Newhouse Partnership, TWE, Paragon Communications (“Paragon”) and TWE-A/N (incorporated herein by reference to Exhibit 10.38 to Historic TW’s Annual Report on Form 10-K for the year ended December 31, 1998 and filed with the SEC on March 26, 1999 (File No. 1-12259) (the “Time Warner 1998 Form 10-K”)).
10.6	Transaction Agreement No. 3, dated as of September 15, 1998, among Advance Publications, Newhouse, Advance/Newhouse Partnership, TWE, Paragon and TWE-A/N (incorporated herein by reference to Exhibit 10.39 to the Time Warner 1998 Form 10-K).
10.7	Amended and Restated Transaction Agreement No. 4, dated as of February 1, 2001, among Advance Publications, Newhouse, Advance/Newhouse Partnership, TWE, Paragon and TWE-A/N (incorporated herein by reference to Exhibit 10.53 to Time Warner’s Transition Report on Form 10-K for the year ended December 31, 2000 and filed with the SEC on March 27, 2001 (File No. 1-15062)).
10.8	Master Transaction Agreement, dated as of August 1, 2002, by and among TWE-A/N, TWE, Paragon and Advance/Newhouse Partnership (incorporated herein by reference to Exhibit 10.1 to Time Warner’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 and filed with the SEC on August 14, 2002 (File No. 1-15062)).
10.9	Third Amended and Restated Partnership Agreement of TWE-A/N, dated as of December 31, 2002, among TWE, Paragon and Advance/Newhouse Partnership (incorporated herein by reference to Exhibit 99.1 to TWE’s Current Report on Form 8-K dated December 31, 2002 and filed with the SEC on January 14, 2003 (File No. 1-12878) (the “TWE December 31, 2002 Form 8-K”)).
10.10	Consent and Agreement, dated as of December 31, 2002, among TWE-A/N, TWE, Paragon, Advance/Newhouse Partnership, TWEAN Subsidiary LLC and JP Morgan Chase Bank (incorporated herein by reference to Exhibit 99.2 to the TWE December 31, 2002 Form 8-K).
10.11	Pledge Agreement, dated December 31, 2002, among TWE-A/N, Advance/Newhouse Partnership, TWEAN Subsidiary LLC and JP Morgan Chase Bank (incorporated herein by reference to Exhibit 99.3 to the TWE December 31, 2002 Form 8-K).
10.12	Agreement and Declaration of Trust, dated as of December 18, 2003, by and between Kansas City Cable Partners and Wilmington Trust Company (incorporated herein by reference to Exhibit 10.6 to the TWC February 13, 2007 Form 8-K).
10.13	Separation Agreement, dated May 20, 2008, among Time Warner, the Company, TWE, TW NY, WCI, Historic TW and ATC (incorporated herein by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K dated May 20, 2008 and filed with the SEC on May 27, 2008 (the “TWC May 20, 2008 Form 8-K”)).
10.14	Reimbursement Agreement, dated as of March 31, 2003, by and among Time Warner, WCI, ATC, TWE and the Company (the “Reimbursement Agreement”) (incorporated herein by reference to Exhibit 10.7 to the Time Warner March 28, 2003 Form 8-K).
10.15	Amendment No. 1, dated May 20, 2008, to the Reimbursement Agreement, by and among the Company and Time Warner (incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008 (the “TWC June 30, 2008 Form 10-Q”)).
10.16	Second Amended and Restated Tax Matters Agreement, dated May 20, 2008, between the Company and Time Warner (incorporated herein by reference to Exhibit 99.2 to the TWC May 20, 2008 Form 8-K).
10.17	Intellectual Property Agreement, dated as of August 20, 2002, by and among TWE and WCI (incorporated herein by reference to Exhibit 10.16 to Time Warner’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002 (File No. 1-15062) (the “Time Warner September 30, 2002 Form 10-Q”)).
10.18	Amendment to the Intellectual Property Agreement, dated as of March 31, 2003, by and between TWE and WCI (incorporated herein by reference to Exhibit 10.2 to the Time Warner March 28, 2003 Form 8-K).
10.19	Intellectual Property Agreement, dated as of August 20, 2002, by and between the Company and WCI (incorporated herein by reference to Exhibit 10.18 to the Time Warner September 30, 2002 Form 10-Q).
10.20	Amendment to the Intellectual Property Agreement, dated as of March 31, 2003, by and between the Company and WCI (incorporated herein by reference to Exhibit 10.4 to the Time Warner March 28, 2003 Form 8-K).
10.21	Shareholder Agreement, dated as of April 20, 2005, between Time Warner and the Company (the “Shareholder Agreement”) (incorporated by reference to Exhibit 99.12 to Time Warner’s Current Report on Form 8-K dated and filed with the SEC on April 27, 2005 (File No. 1-15062)).

Exhibit
Number	Description

10.22	Amendment No. 1, dated May 20, 2008, to the Shareholder Agreement, between the Company and Time Warner (incorporated herein by reference to Exhibit 10.4 to the TWC June 30, 2008 Form 10-Q).
10.23	Registration Rights Agreement, dated as of March 31, 2003, by and between Time Warner and the Company (the “Registration Rights Agreement”) (incorporated herein by reference to Exhibit 4.4 to the Time Warner March 28, 2003 Form 8-K).
10.24	Amendment No. 1, dated May 20, 2008, to the Registration Rights Agreement, between the Company and Time Warner (incorporated herein by reference to Exhibit 10.1 to the TWC June 30, 2008 Form 10-Q).
10.25	Purchase Agreement, dated April 4, 2007, among the Company, TW NY, TWE and ABN AMRO Incorporated, Citigroup Global Markets Inc., Deutsche Bank Securities Inc. and Wachovia Capital Markets, LLC on behalf of themselves and the other initial purchasers named therein (incorporated herein by reference to Exhibit 10.1 to the TWC April 4, 2007 Form 8-K).
10.26	Underwriting Agreement, dated June 16, 2008, among the Company, TW NY, TWE and Banc of America Securities LLC, BNP Paribas Securities Corp., Greenwich Capital Markets, Inc., Morgan Stanley & Co. Incorporated and Wachovia Capital Markets, LLC on behalf of themselves and as representatives of the other underwriters named therein (incorporated herein by reference to Exhibit 1.1 to the TWC June 16, 2008 Form 8-K).
10.27	Underwriting Agreement, dated November 13, 2008, among the Company, TW NY, TWE and Citigroup Global Markets Inc., Deutsche Bank Securities Inc., Goldman, Sachs & Co. and Mizuho Securities USA Inc. on behalf of themselves and as representatives of the other underwriters named therein (incorporated herein by reference to Exhibit 1.1 to the TWC November 13, 2008 Form 8-K).
10.28	Underwriting Agreement, dated March 23, 2009, among the Company, TW NY, TWE and Banc of America Securities LLC, Citigroup Global Markets Inc., Deutsche Bank Securities Inc., UBS Securities LLC and Wachovia Capital Markets, LLC, on behalf of themselves and as representatives of the underwriters named therein (incorporated herein by reference to Exhibit 1.1 to the TWC March 23, 2009 Form 8-K).
10.29	Underwriting Agreement, dated June 24, 2009, among the Company, TW NY, TWE and Banc of America Securities LLC, BNP Paribas Securities Corp., Citigroup Global Markets Inc., J.P. Morgan Securities Inc. and Mitsubishi UFJ Securities (USA), Inc., on behalf of themselves and as representatives of the underwriters named therein (incorporated herein by reference to Exhibit 1.1 to the TWC June 24, 2009 Form 8-K).
10.30	Underwriting Agreement, dated December 8, 2009, among the Company, TW NY, TWE and Barclays Capital Inc., Deutsche Bank Securities Inc. and Goldman, Sachs & Co., on behalf of themselves and as representatives of the underwriters named therein (incorporated herein by reference to Exhibit 1.1 to the TWC December 8, 2009 Form 8-K).
10.31	Employment Agreement, effective as of August 3, 2009, between the Company and Glenn A. Britt (incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009 (the “TWC September 30, 2009 Form 10-Q”)).
10.32*	Employment Agreement, effective as of January 1, 2010, between the Company and Landel C. Hobbs.
10.33*	Employment Agreement, effective as of January 1, 2010, between the Company and Robert D. Marcus.
10.34	Amended and Restated Employment and Termination Agreement, dated as of June 1, 2000, by and between the Company and Carl U.J. Rossetti (as extended by Letter Agreements dated November 21, 2000, November 30, 2001, November 22, 2002, November 24, 2003, November 17, 2004, November 10, 2005, November 27, 2006 and December 4, 2007) (incorporated herein by reference to Exhibit 10.1 to the TWC June 30, 2008 Form 10-Q).
10.35	First Amendment, effective as of January 1, 2008, to Employment Agreement between the Company and Carl U.J. Rossetti (incorporated herein by reference to Exhibit 10.2 to the TWC June 30, 2008 Form 10-Q).
10.36	Letter Agreement, dated November 14, 2008, between the Company and Carl U.J. Rossetti (incorporated herein by reference to Exhibit 10.40 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 (the “TWC 2008 Form 10-K”)).
10.37*	Letter Agreement, dated December 9, 2009, between the Company and Carl U.J. Rossetti.
10.38*	Second Amendment, effective as of January 1, 2010, to Employment Agreement between the Company and Carl U.J. Rossetti.
10.39	Employment Agreement, dated as of June 1, 2000, by and between TWE and Michael LaJoie (incorporated herein by reference to Exhibit 10.41 to the TWC February 13, 2007 Form 8-K).
10.40	First Amendment, dated December 22, 2005, to Employment Agreement between TWE and Michael LaJoie (incorporated herein by reference to Exhibit 10.33 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 (the “TWC 2007 Form 10-K”)).
10.41	Second Amendment, effective as of January 1, 2008, to Employment Agreement between TWE and Michael LaJoie (incorporated herein by reference to Exhibit 10.4 to the TWC March 31, 2009 Form 10-Q).
10.42	Extension to Employment Agreement, dated December 12, 2008, between TWE and Michael LaJoie (incorporated herein by reference to Exhibit 10.5 to the TWC March 31, 2009 Form 10-Q).
10.43*	Third Amendment, effective as of January 1, 2010, to Employment Agreement between TWE and Michael LaJoie.
10.44	Memorandum Opinion and Order issued by the Federal Communications Commission, dated July 13, 2006 (the “Adelphia/Comcast Order”) (incorporated herein by reference to Exhibit 10.42 to the TWC February 13, 2007 Form 8-K).
10.45	Erratum to the Adelphia/Comcast Order, dated July 27, 2006 (incorporated herein by reference to Exhibit 10.43 to the TWC February 13, 2007 Form 8-K).

Exhibit
Number	Description

10.46	Time Warner Cable Inc. 2006 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.45 to the TWC February 13, 2007 Form 8-K).
10.47	Time Warner Cable Inc. 2006 Stock Incentive Plan, as amended, effective March 12, 2009 (incorporated herein by reference to Exhibit 10.1 to the TWC March 31, 2009 Form 10-Q).
10.48	Time Warner Cable Inc. 2007 Annual Bonus Plan (incorporated herein by reference to Exhibit 10.45 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006 (the “TWC 2006 Form 10-K”)).
10.49	Form of Non-Qualified Stock Option Agreement, used through 2009 (incorporated herein by reference to Exhibit 10.46 to the TWC 2006 Form 10-K).
10.50*	Form of Non-Qualified Stock Option Agreement, used commencing in 2010.
10.51	Form of Restricted Stock Units Agreement, as amended through December 14, 2007, used through 2009 (incorporated herein by reference to Exhibit 10.40 of the TWC 2007 Form 10-K).
10.52*	Form of Restricted Stock Units Agreement, used commencing in 2010.
10.53*	Addendum to Restricted Stock Units Agreement (applicable to certain officers), used commencing in 2010.
10.54	Form of Restricted Stock Units Agreement for Non-Employee Directors, as amended through December 14, 2007, used through 2009 (incorporated by reference to Exhibit 10.41 of the TWC 2007 Form 10-K).
10.55*	Form of Restricted Stock Units Agreement for Non-Employee Directors, used commencing in 2010.
10.56	Form of Deferred Stock Units Agreement for Non-Employee Directors (incorporated herein by reference to Exhibit 10.48 of the TWC 2008 Form 10-K).
10.57	Description of Director Compensation (incorporated herein by reference to the section titled “Director Compensation” in the Company’s Proxy Statement dated April 20, 2009).
10.58	Additional Description of Certain Director Compensation (incorporated herein by reference to Exhibit 10.2 to the TWC September 30, 2009 Form 10-Q).
10.59	Master Distribution, Dissolution and Cooperation Agreement, dated as of January 1, 2007, by and among Texas and Kansas City Cable Partners, L.P., TWE-A/N, Comcast TCP Holdings, Inc., TWE-A/N Texas and Kansas City Cable Partners General Partner LLC, TCI Texas Cable Holdings LLC, TCI Texas Cable, LLC, Comcast TCP Holdings, Inc., Comcast TCP Holdings, LLC, KCCP Trust, Time Warner Cable Information Services (Kansas), LLC, Time Warner Cable Information Services (Missouri), LLC, Time Warner Information Services (Texas), L.P., Time Warner Cable/Comcast Kansas City Advertising, LLC, TCP/Comcast Las Cruces Cable Advertising, LP, TCP Security Company LLC, TCP-Charter Cable Advertising, LP, TCP/Conroe-Huntsville Cable Advertising, LP, TKCCP/Cebridge Texas Cable Advertising, LP, TWEAN-TCP Holdings LLC, and Houston TKCCP Holdings, LLC (incorporated herein by reference to Exhibit 10.46 to the TWC February 13, 2007 8-K).
10.60	Letter Agreement, dated April 18, 2007, by and among Comcast Cable Communications Holdings, Inc., MOC Holdco I, LLC, TWE Holdings I Trust, Comcast of Louisiana/Mississippi/Texas, LLC, TWC, TWE, Comcast, Time Warner and TW NY, relating to certain TWE administrative matters in connection with the redemption of Comcast’s interest in TWE (incorporated herein by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007).
12*	Computation of Ratio of Earnings to Fixed Charges and Ratio of Earnings to Combined Fixed Charges and Preferred Dividend Requirements.
21*	Subsidiaries of the Company.
23*	Consent of Ernst & Young LLP.
31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009.
31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009.
32†	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

*	Filed herewith.

†	This certification will not be deemed “filed” for purposes of Section 18 of the Exchange Act (15 U.S.C. 78r), or otherwise subject to the liability of that section. Such certification will not be deemed to be incorporated by reference into any filing under the Securities Act or Exchange Act, except to the extent that the Registrant specifically incorporates it by reference.

v