Form 10-Q
period 2010-03-31
TIME WARNER CABLE INC.
filed 2010-04-29
CIK 1377013

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010 or

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

Large accelerated filer ☑	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☑

Shares Outstanding
Description of Class	as of April 23, 2010

Common Stock – $.01 par value	354,487,752

TIME WARNER CABLE INC.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
AND OTHER FINANCIAL INFORMATION

Page

PART I. FINANCIAL INFORMATION
Management’s Discussion and Analysis of Results of Operations and Financial Condition	1
Item 4. Controls and Procedures	17
Consolidated Balance Sheet as of March 31, 2010 and December 31, 2009	18
Consolidated Statement of Operations for the Three Months Ended March 31, 2010 and 2009	19
Consolidated Statement of Cash Flows for the Three Months Ended March 31, 2010 and 2009	20
Consolidated Statement of Equity for the Three Months Ended March 31, 2010 and 2009	21
Notes to Consolidated Financial Statements	22
Supplementary Information	36

PART II. OTHER INFORMATION
Item 1. Legal Proceedings	43
Item 1A. Risk Factors	43
Item 6. Exhibits	43
EX-10.1
EX-10.2
EX-10.3
EX-10.4
EX-18
EX-31.1
EX-31.2
EX-32
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

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

•	Financial statement presentation. This section provides a summary of how the Company’s operations are presented in the accompanying consolidated financial statements.

•	Results of operations. This section provides an analysis of the Company’s results of operations for the three months ended March 31, 2010.

•	Financial condition and liquidity. This section provides an analysis of the Company’s financial condition as of March 31, 2010 and cash flows for the three months ended March 31, 2010.

•
Caution concerning forward-looking statements. This section provides a description of the use of forward-looking information appearing in this report, including in MD&A and the consolidated financial statements. Such information is based on management’s current expectations about future events, which are susceptible to uncertainty and changes in circumstances. Refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 (the “2009 Form 10-K”) for a discussion of the risk factors applicable to the Company.

OVERVIEW
     TWC is the second-largest cable operator in the U.S., with technologically advanced, well-clustered systems located mainly in five geographic areas – New York State (including New York City), the Carolinas, Ohio, southern California (including Los Angeles) and Texas. As of March 31, 2010, TWC served approximately 14.6 million residential and commercial customers who subscribed to one or more of its three primary subscription services – video, high-speed data and voice – totaling approximately 26.6 million primary service units.
     TWC offers video, high-speed data and voice services over its broadband cable systems to residential and commercial customers. TWC markets its services separately and in “bundled” packages of multiple services and features. As of March 31, 2010, 58.2% of TWC’s residential and commercial customers subscribed to two or more of its primary services, including 24.1% of its customers who subscribed to all three primary services. TWC also sells advertising to a variety of national, regional and local advertising customers.
     Video generates the largest share of TWC’s revenues and, as of March 31, 2010, TWC had approximately 12.8 million video subscribers, of which approximately 9.0 million received digital video signals. Although TWC expects to continue to lose video subscribers as a result of increased competition, TWC believes it will continue to increase video revenues for the foreseeable future through the offering of incremental video services (e.g., digital video recorder services and additional programming tiers), as well as through equipment rentals and price increases; however, future video revenue growth rates will depend on video subscriber and penetration levels, competition, regulation, pricing and the state of the economy. TWC also offers video services to business customers, and of the Company’s 12.8 million video subscribers as of March 31, 2010, 161,000 were commercial video subscribers. Video programming costs represent a major component of TWC’s expenses and are expected to continue to increase, reflecting rate increases on existing programming services, costs associated with retransmission consent agreements, growth in video subscribers taking tiers of service with more channels and the expansion of service offerings (e.g., new network channels). TWC expects that its video programming costs as a percentage of video revenues will continue to increase as increases in programming costs outpace growth in video revenues.

TIME WARNER CABLE INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS
OF OPERATIONS AND FINANCIAL CONDITION—(Continued)
     As of March 31, 2010, TWC had approximately 9.2 million residential high-speed data subscribers and 304,000 commercial high-speed data subscribers. TWC’s commercial high-speed data services include high-speed data, networking and transport services. TWC expects continued growth in high-speed data subscribers and revenues for the foreseeable future; however, future high-speed data subscriber and revenue growth rates will depend on high-speed data penetration levels, competition, regulation, pricing, the rate of wireless substitution of wireline high-speed data service and the state of the economy.
     During the fourth quarter of 2009, TWC began launching Road Runner MobileTM, a wireless mobile broadband service, in several cities and expects to continue the roll-out during 2010. The Company estimates that it will incur start up losses of approximately $50 million during 2010 in connection with the deployment of this service, of which approximately $5 million were incurred during the first quarter of 2010.
     As of March 31, 2010, TWC had approximately 4.2 million residential Digital Phone subscribers. TWC also offers its commercial Digital Phone service, Business Class Phone, in nearly all of its operating areas and had 78,000 commercial Digital Phone subscribers as of March 31, 2010. TWC expects increases in Digital Phone subscribers and revenues for the foreseeable future; however, future Digital Phone subscriber and revenue growth rates will depend on Digital Phone penetration levels, competition, regulation, pricing, the rate of wireless substitution of wireline phone service and the state of the economy.
     TWC faces intense competition for customers from a variety of alternative communications, information and entertainment delivery sources. TWC competes with incumbent local telephone companies, including AT&T Inc. and Verizon Communications Inc., across each of its primary services. Some of these telephone companies offer a broad range of services with features and functions comparable to those provided by TWC and in bundles similar to those offered by TWC, sometimes with the addition of wireless service. Each of TWC’s services also faces competition from other companies that provide services on a stand-alone basis. TWC’s video service faces competition from direct broadcast satellite services, and increasingly from companies that deliver content to consumers over the Internet. TWC’s high-speed data service faces competition from wireless data providers, and competition in voice service is increasing as more homes in the U.S. are replacing their wireline telephone service with wireless service or “over-the-top” phone service, such as that provided by Vonage or Skype. Technological advances and product innovations have increased and will likely continue to increase the number of alternatives available to TWC’s customers, further intensifying competition. The more competitive environment may negatively affect the growth of primary service units and average monthly subscription revenues per primary service unit and, additionally, may increase TWC’s cost to obtain certain video programming.
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
     Management believes that cash generated by or available to TWC should be sufficient to fund its capital and liquidity needs for the foreseeable future, including quarterly dividend payments. As of March 31, 2010, the Company had approximately $6.1 billion of unused committed capacity (including cash and equivalents). Additionally, there are no maturities of the Company’s long-term debt prior to the February 2011 maturity of the Company’s $5.875 billion senior unsecured five-year revolving credit facility (the “Revolving Credit Facility”), which, as of March 31, 2010, supported outstanding borrowings of $5 million under the Company’s commercial paper program. The Company expects to enter into a new revolving credit agreement prior to the maturity of the current Revolving Credit Facility. See “Financial Condition and Liquidity” for further details regarding the Company’s committed capacity.

TIME WARNER CABLE INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS
OF OPERATIONS AND FINANCIAL CONDITION—(Continued)
Recent Developments
Common Stock Dividend
     On March 15, 2010, the Company paid a quarterly cash dividend of $0.40 per share on TWC common stock, to stockholders of record at the close of business on February 26, 2010, totaling $144 million. On April 26, 2010, the Company’s Board of Directors declared a quarterly cash dividend of $0.40 per share on TWC common stock, payable in cash on June 15, 2010 to stockholders of record at the close of business on May 28, 2010.
Goodwill and Indefinite-lived Intangible Assets
     Historically, goodwill and other intangible assets not subject to amortization, primarily cable franchise rights, have been tested for impairment during the fourth quarter of each year (December 31) or earlier upon the occurrence of a triggering event. The Company’s most recent annual impairment testing during the fourth quarter of 2009 did not result in any goodwill or cable franchise rights impairment charges. Refer to the Company’s 2009 Form 10-K for additional information related to the 2009 impairment testing.
     During 2010, the Company revised its annual impairment testing date to July 1 to coincide more closely with the Company’s annual preparation of long range projections (“LRP”), which are a significant component used in the impairment analysis. Prior to the Company’s separation (the “Separation”) from Time Warner Inc. (“Time Warner”) (discussed further below), the Company’s LRP was prepared during the fourth quarter of each year, consistent with Time Warner’s other business units. After the Separation, the Company began preparing its LRP in the middle of each year. Accordingly, the Company believes the change in the annual impairment testing date to be preferable in its circumstances. This change is being applied on a prospective basis. The Company does not believe this change would have delayed, accelerated or avoided an impairment charge in prior periods.
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
     High-speed data revenues primarily include subscriber fees from both residential and commercial subscribers, along with related home networking fees and installation charges. High-speed data revenues also include fees paid to TWC by (a) the Advance/Newhouse Partnership for the ability to distribute TWC’s Road RunnerTM high-speed data service and TWC’s management of certain functions for the Advance/Newhouse Partnership, including, among others, programming and engineering, and (b) other distributors of TWC’s Road Runner high-speed data service. In addition, high-speed data revenues include fees received from third-party internet service providers whose on-line services are provided to some of TWC’s customers (e.g., Earthlink). Commercial high-speed data revenues also include amounts generated by the sale of networking and transport services (e.g., Metro Ethernet services and point-to-point transport services offered to wireless telephone providers, Internet service providers and competitive carriers on a wholesale basis).
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
Costs and Expenses
     Costs of revenues include the following costs directly associated with the delivery of services to subscribers or the maintenance of the Company’s delivery systems: video programming costs; high-speed data connectivity costs; voice network costs; other service-related expenses, including non-administrative labor; franchise fees; and other related costs.
     Selling, general and administrative expenses include amounts not directly associated with the delivery of services to subscribers or the maintenance of the Company’s delivery systems, such as administrative labor costs, marketing expenses, bad debt expense, billing system charges, non-plant repair and maintenance costs and other administrative overhead costs.
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

•
Free Cash Flow means cash provided by operating activities (as defined under GAAP) excluding the impact, if any, of cash provided or used by discontinued operations, plus any excess tax benefits from the exercise of stock options, less (i) capital expenditures, (ii) cash paid for other intangible assets, (iii) partnership distributions to third parties and (iv) principal payments on capital leases.

     Management uses OIBDA, among other measures, in evaluating the performance of the Company’s business because it eliminates the effects of (1) considerable amounts of noncash depreciation and amortization and (2) items not within the control of the Company’s operations managers (such as net income (loss) attributable to noncontrolling interests, income tax benefit (provision), other income (expense), net, and interest expense, net). Management believes that Free Cash Flow is an important indicator of the Company’s liquidity after the payment of cash taxes, interest and other cash items, including its ability to reduce net debt, pay dividends and make strategic investments. Performance measures derived from OIBDA are also used in the Company’s annual incentive compensation programs. In addition, both of these measures are commonly used by analysts, investors and others in evaluating the Company’s performance and liquidity.
     These measures have inherent limitations. For example, OIBDA does not reflect capital expenditures or the periodic costs of certain capitalized assets used in generating revenues. To compensate for such limitations, management evaluates performance through, among other measures, Free Cash Flow, which reflects capital expenditure decisions, and net income (loss) attributable to TWC shareholders, which reflects the periodic costs of capitalized assets. OIBDA also fails to reflect the significant costs borne by the Company for income taxes and debt servicing costs, the share of OIBDA attributable to noncontrolling interests, the results of the Company’s equity investments or other non-operational income or expense. Management compensates for these limitations by using other analytics such as a review of net income (loss) attributable to TWC shareholders. Free Cash Flow, a liquidity measure, does not reflect payments made in connection with investments and acquisitions, which reduce liquidity. To compensate for this limitation, management evaluates such investments and acquisitions through other measures such as return on investment analyses.
     These measures should be considered in addition to, not as substitutes for, the Company’s Operating Income (Loss), net income (loss) attributable to TWC shareholders and various cash flow measures (e.g., cash provided by operating activities), as well as other measures of financial performance and liquidity reported in accordance with GAAP, and may not be comparable to similarly titled measures used by other companies.

TIME WARNER CABLE INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS
OF OPERATIONS AND FINANCIAL CONDITION—(Continued)
Basis of Presentation
Separation from Time Warner Inc.
     On March 12, 2009, TWC completed the Separation from Time Warner, which, prior to the Separation, owned approximately 84% of the common stock of TWC (representing a 90.6% voting interest) and a 12.43% non-voting common stock interest in TW NY Cable Holding Inc. (“TW NY”), a subsidiary of TWC. As a result of the Separation, Time Warner no longer has an ownership interest in TWC or TW NY. Refer to the 2009 Form 10-K for additional information regarding the Separation.
Changes in Basis of Presentation
Reclassifications
     Certain reclassifications have been made to the prior year financial information to conform to the current year presentation.
Recent Accounting Standards
     See Note 2 to the accompanying consolidated financial statements for accounting standards adopted in 2010 and accounting standards not yet adopted.
RESULTS OF OPERATIONS
Three Months Ended March 31, 2010 Compared to Three Months Ended March 31, 2009
     The following discussion provides an analysis of the Company’s results of operations and should be read in conjunction with the accompanying consolidated statement of operations, as well as the consolidated financial statements and notes thereto and MD&A included in the 2009 Form 10-K.
Revenues. Revenues by major category were as follows (in millions):

	Three Months Ended
	March 31,
	2010	2009	%Change
Subscription:
Video	$2,740	$2,667	2.7%
High-speed data	1,193	1,101	8.4%
Voice	493	451	9.3%

Total Subscription	4,426	4,219	4.9%
Advertising	173	145	19.3%

Total	$4,599	$4,364	5.4%

TIME WARNER CABLE INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS
OF OPERATIONS AND FINANCIAL CONDITION—(Continued)
     Selected subscriber-related statistics were as follows (in thousands):

	March 31,
	2010	2009	%Change
Video(a)	12,817	13,105	(2.2%)
Residential high-speed data(b)(c)	9,206	8,669	6.2%
Commercial high-speed data(b)(c)	304	283	7.4%
Residential Digital Phone(c)(d)	4,239	3,913	8.3%
Commercial Digital Phone(c)(d)	78	38	105.3%
Primary service units(e)	26,644	26,008	2.4%
Digital video(f)	8,968	8,748	2.5%
Revenue generating units(g)	35,612	34,756	2.5%
Customer relationships(h)	14,618	14,663	(0.3%)
Double play(i)	4,982	4,854	2.6%
Triple play(j)	3,521	3,245	8.5%

(a)	Video subscriber numbers reflect billable subscribers who receive at least the BST video programming tier.

(b)	High-speed data subscriber numbers reflect billable subscribers who receive TWC’s Road Runner high-speed data service or any of the other high-speed data services offered by TWC.

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
     For the three months ended March 31, 2010, residential subscription revenues increased 4.1% to $4.172 billion and commercial subscription revenues increased 19.2% to $254 million. Total subscription revenues increased 4.9% as a result of increases in video, high-speed data and voice revenues.
     The increase in video revenues was primarily due to video price increases, the continued growth of digital video subscribers and an increase in revenues from digital video recorder service, which were partially offset by a decrease in video subscribers. Commercial video revenues were $64 million and $60 million for the three months ended March 31, 2010 and 2009, respectively. Additional information regarding the major components of video revenues was as follows (in millions):

	Three Months Ended
	March 31,
	2010	2009	%Change
Programming tiers(a)	$1,811	$1,787	1.3%
Premium channels	217	219	(0.9%)
Transactional video-on-demand	90	90	—
Video equipment rental and installation charges	318	295	7.8%
Digital video recorder service	142	122	16.4%
Franchise fees	122	118	3.4%
Other	40	36	11.1%

Total	$2,740	$2,667	2.7%

(a)	Programming tier revenues include subscriber fees for the BST, CPST and DBT video programming tiers, as well as genre-based programming tiers, such as movie, sports and Spanish language tiers.

TIME WARNER CABLE INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS
OF OPERATIONS AND FINANCIAL CONDITION—(Continued)
     High-speed data revenues increased primarily due to growth in high-speed data subscribers and, to a lesser extent, increases in high-speed data prices and cell tower backhaul and Metro Ethernet revenues. Commercial high-speed data revenues were $164 million and $140 million for the three months ended March 31, 2010 and 2009, respectively.
     The increase in voice revenues was due to growth in Digital Phone subscribers, partially offset by a decrease in average revenues per subscriber. Commercial voice revenues were $26 million and $13 million for the three months ended March 31, 2010 and 2009, respectively.
     Average monthly subscription revenues (which includes video, high-speed data and voice revenues) per unit were as follows:

	Three Months Ended
	March 31,
	2010	2009	%Change
Average monthly subscription revenues per:
Customer relationship	$101.21	$96.26	5.1%
Primary service unit	55.73	54.60	2.1%
     Advertising revenues increased primarily due to higher revenues from regional and local and, to a lesser extent, national businesses. The Company expects that Advertising revenues will increase in 2010 as compared to 2009 primarily as a result of an increase in revenues from such businesses, as well as an increase in political advertising revenues.
     Costs of revenues. The major components of costs of revenues were as follows (in millions):

	Three Months Ended
	March 31,
	2010	2009	%Change
Video programming	$1,054	$1,003	5.1%
Employee	642	652	(1.5%)
High-speed data	34	33	3.0%
Voice	162	152	6.6%
Video franchise fees	122	118	3.4%
Other direct operating costs	181	174	4.0%

Total	$2,195	$2,132	3.0%

Costs of revenues as a percentage of revenues	47.7%	48.9%
     Costs of revenues increased 3.0%, primarily related to increases in video programming and voice costs, partially offset by a decrease in employee costs.
     The increase in video programming costs was primarily due to contractual rate increases and incremental costs associated with the continued retransmission of certain local broadcast stations, partially offset by a decline in video and premium channel subscriptions. Average programming costs per video subscriber increased 7.2% to $27.39 per month for the three months ended March 31, 2010 from $25.56 per month for the three months ended March 31, 2009.
     Employee costs decreased primarily due to a decline in contract labor expense as a result of a decrease in connect and installation activity, partially offset by an increase in employee medical expenses.
     Voice costs consist of the direct costs associated with the delivery of voice services, including network connectivity costs. Voice costs increased primarily due to growth in Digital Phone subscribers.

TIME WARNER CABLE INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS
OF OPERATIONS AND FINANCIAL CONDITION—(Continued)
     Selling, general and administrative expenses. The components of selling, general and administrative expenses were as follows (in millions):

	Three Months Ended
	March 31,
	2010	2009	%Change
Employee	$317	$303	4.6%
Marketing	151	140	7.9%
Bad debt(a)	17	43	(60.5%)
Separation-related “make-up” equity award costs	2	—	NM
Other	248	239	3.8%

Total	$735	$725	1.4%

NM—Not meaningful.

(a)
Bad debt expense includes amounts charged to expense associated with the Company’s allowance for doubtful accounts and collection expenses, net of late fees billed to subscribers. Late fees billed to subscribers were $33 million and $26 million for the three months ended March 31, 2010 and 2009, respectively.

     Selling, general and administrative expenses increased primarily due to higher employee and marketing expenses, partially offset by a decrease in bad debt expense. Bad debt expense declined primarily due to improvements in collection efforts and the quality of residential receivables.
     As a result of the Separation, pursuant to their terms, Time Warner equity awards held by TWC employees were forfeited and/or experienced a reduction in value as of the date of the Separation. During the three months ended March 31, 2010, the Company recorded $2 million of costs associated with TWC stock options and restricted stock units granted to its employees during the second quarter of 2009 to offset these forfeitures and/or reduced values (“Separation-related ‘make-up’ equity award costs”).
     Restructuring costs. The results for the three months ended March 31, 2010 and 2009 included restructuring costs of $11 million and $43 million, respectively, primarily related to headcount reductions. During the first quarter of 2009, TWC began a significant restructuring, resulting in the elimination of approximately 1,300 positions during 2009, of which approximately 600 occurred during the first quarter of 2009. During the first quarter of 2010, TWC eliminated approximately 170 additional positions as a result of this restructuring. The Company expects to incur additional restructuring charges during 2010.

TIME WARNER CABLE INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS
OF OPERATIONS AND FINANCIAL CONDITION—(Continued)
     Reconciliation of OIBDA to Operating Income. The following table reconciles OIBDA to Operating Income. In addition, the table provides the components from Operating Income to net income attributable to TWC shareholders for purposes of the discussions that follow (in millions):

	Three Months Ended
	March 31,
	2010	2009	%Change
OIBDA	$1,658	$1,464	13.3%
Depreciation	(743)	(691)	7.5%
Amortization	(65)	(57)	14.0%

Operating Income	850	716	18.7%
Interest expense, net	(347)	(290)	19.7%
Other expense, net	(15)	(51)	(70.6%)

Income before income taxes	488	375	30.1%
Income tax provision	(273)	(191)	42.9%

Net income	215	184	16.8%
Less: Net income attributable to noncontrolling interests	(1)	(20)	(95.0%)

Net income attributable to TWC shareholders	$214	$164	30.5%

     OIBDA. As discussed above, for the three months ended March 31, 2010, OIBDA was impacted by restructuring costs and Separation-related “make-up” equity award costs. For the three months ended March 31, 2009, OIBDA was impacted by restructuring costs. Excluding these items, OIBDA increased principally as a result of revenue growth, partially offset by higher costs of revenues, as discussed above.
     Depreciation expense. The increase in depreciation expense was primarily associated with continued investments in customer premise equipment, scalable infrastructure and line extensions occurring during or subsequent to the first quarter of 2009.
     Amortization expense. The increase in amortization expense was primarily due to a benefit of approximately $11 million recorded during the first quarter of 2009 to reduce excess amortization recorded in prior years. The Company expects amortization expense to decrease significantly in the second half of 2010 as compared to the second half of 2009 as a result of approximately $880 million of customer relationships acquired in the July 31, 2006 transactions with Adelphia Communications Corporation and Comcast Corporation becoming fully amortized during the third quarter of 2010.
     Operating Income. As discussed above, for the three months ended March 31, 2010, Operating Income was impacted by restructuring costs and Separation-related “make-up” equity award costs. For the three months ended March 31, 2009, Operating Income was impacted by restructuring costs. Excluding these items, Operating Income increased primarily due to the increase in OIBDA, partially offset by the increase in depreciation expense, as discussed above.
     Interest expense, net. Interest expense, net, increased primarily due to higher average debt outstanding, as well as higher average interest rates on outstanding debt, during the three months ended March 31, 2010. Interest expense, net, for the three months ended March 31, 2010 also included a benefit received from interest rate swaps. Additionally, interest expense, net, for the three months ended March 31, 2009 included $13 million of debt issuance costs primarily related to upfront loan fees on a 364-day senior unsecured term loan facility entered into in 2008 in connection with the Separation, which were recognized as expense when the facility was repaid and terminated following the Company’s public debt issuance in March 2009. The Company expects that interest expense, net, will increase in 2010 primarily due to higher average interest rates on outstanding debt.

TIME WARNER CABLE INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS
OF OPERATIONS AND FINANCIAL CONDITION—(Continued)
     Other expense, net. Other expense, net, detail is shown in the table below (in millions):

	Three Months Ended
	March 31,
	2010	2009	%Change
Direct transaction costs related to the Separation(a)	$—	$(27)	(100.0%)
Loss from equity investments, net(b)	(20)	(13)	53.8%
Impairment of investment in The Reserve Fund’s Primary Fund	—	(10)	(100.0%)
Equity award reimbursement obligation to Time Warner(c)	4	(2)	NM
Other	1	1	—

Other expense, net	$(15)	$(51)	(70.6%)

NM—Not meaningful.

(a)	Amount primarily consists of legal and professional fees.

(b)	The increase in loss from equity investments, net, was primarily due to the increase in losses incurred by Clearwire Communications LLC.

(c)	See Note 3 to the accompanying consolidated financial statements for a discussion of the Company’s accounting for its equity award reimbursement obligation to Time Warner.
     Income tax provision. For the three months ended March 31, 2010 and 2009, the Company recorded income tax provisions of $273 million and $191 million, respectively. The effective tax rate was 55.9% and 50.9% for the three months ended March 31, 2010 and 2009, respectively.
     The income tax provision and the effective tax rate for the three months ended March 31, 2010 were impacted by a noncash charge of $72 million related to the reversal of previously recognized deferred income tax benefits primarily as a result of the expiration, on March 12, 2010, of vested Time Warner stock options held by TWC employees. As a result of the Separation on March 12, 2009, TWC employees who held stock options under Time Warner equity plans were treated as if their employment with Time Warner had been terminated without cause at the time of the Separation. In most cases, this treatment resulted in shortened exercise periods, generally one year from the date of Separation, for vested Time Warner stock options held by TWC employees. Vested Time Warner stock options held primarily by certain retirement-eligible TWC employees (pursuant to the terms of the award agreements) have exercise periods of up to five years from the date of the Separation and, as such, the Company estimates that it may incur additional noncash income tax expense of up to approximately $90 million over the next four years through March 2014 upon the exercise or expiration of these stock options. This estimate and the timing of such charges are dependent on a number of variables, including the Time Warner stock price and the timing of the exercise of these stock options.
     The income tax provision and the effective tax rate for the three months ended March 31, 2009 were impacted by the passage of the California state budget during the first quarter of 2009 that, in part, changed the methodology of income tax apportionment in California. This tax law change resulted in an increase in state deferred tax liabilities and a corresponding noncash tax provision of $38 million, which was recorded in the first quarter of 2009.
     Absent the impacts of the expiration of vested Time Warner stock options in 2010 and the tax law change in 2009, the effective tax rate for the three months ended March 31, 2010 and 2009 would have been 41.2% and 40.8%, respectively. TWC’s income tax provision has been prepared as if the Company operated as a stand-alone taxpayer for all periods presented.
     Net income attributable to noncontrolling interests. Net income attributable to noncontrolling interests decreased principally due to changes in the ownership structure of the Company that occurred during the first quarter of 2009 in connection with the Separation.

TIME WARNER CABLE INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS
OF OPERATIONS AND FINANCIAL CONDITION—(Continued)
     Net income attributable to TWC shareholders and net income per common share attributable to TWC common shareholders. Net income attributable to TWC shareholders and net income per common share attributable to TWC common shareholders were as follows for the three months ended March 31, 2010 and 2009 (in millions, except per share data):

	Three Months Ended
	March 31,
	2010	2009	%Change
Net income attributable to TWC shareholders	$214	$164	30.5%

Net income per common share attributable to TWC common shareholders:
Basic	$0.60	$0.48	25.0%

Diluted	$0.60	$0.48	25.0%

     As discussed above, for the three months ended March 31, 2010, net income attributable to TWC shareholders and net income per common share attributable to TWC common shareholders were impacted by restructuring costs and Separation-related “make-up” equity award costs. For the three months ended March 31, 2009, net income attributable to TWC shareholders and net income per common share attributable to TWC common shareholders were impacted by restructuring costs. Excluding these items, net income attributable to TWC shareholders and net income per common share attributable to TWC common shareholders increased primarily due to an increase in Operating Income and decreases in other expense, net, and net income attributable to noncontrolling interests, partially offset by increases in income tax provision and interest expense, net, each as discussed above.
FINANCIAL CONDITION AND LIQUIDITY
     Management believes that cash generated by or available to TWC should be sufficient to fund its capital and liquidity needs for the foreseeable future, including quarterly dividend payments. There are no maturities of the Company’s long-term debt prior to the February 2011 maturity of the Revolving Credit Facility, which, as of March 31, 2010, supported outstanding borrowings of $5 million under the Company’s commercial paper program. The Company expects to enter into a new revolving credit agreement prior to the maturity of the current Revolving Credit Facility. TWC’s sources of cash include cash provided by operating activities, cash and equivalents on hand, borrowing capacity under its committed credit facility and commercial paper program, as well as access to capital markets.
     TWC’s unused committed capacity was $6.077 billion as of March 31, 2010, reflecting $361 million of cash and equivalents and $5.716 billion of available borrowing capacity under the Company’s $5.875 billion Revolving Credit Facility.
Current Financial Condition
     As of March 31, 2010, the Company had $21.143 billion of debt, $361 million of cash and equivalents (net debt of $20.782 billion, defined as total debt less cash and equivalents), $300 million of mandatorily redeemable non-voting Series A Preferred Equity Membership Units (the “TW NY Cable Preferred Membership Units”) issued by a subsidiary of TWC, Time Warner NY Cable LLC (“TW NY Cable”), and $8.893 billion of total TWC shareholders’ equity. As of December 31, 2009, the Company had $22.331 billion of debt, $1.048 billion of cash and equivalents (net debt of $21.283 billion), $300 million of TW NY Cable Preferred Membership Units and $8.685 billion of total TWC shareholders’ equity.

TIME WARNER CABLE INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS
OF OPERATIONS AND FINANCIAL CONDITION—(Continued)
     The following table shows the significant items contributing to the decrease in net debt from December 31, 2009 to March 31, 2010 (in millions):

Balance as of December 31, 2009	$21,283
Cash provided by operating activities	(1,386)
Capital expenditures	736
Payment of cash dividends	144
All other, net	5

Balance as of March 31, 2010	$20,782

     In 2008, TWC filed a shelf registration statement on Form S-3 with the Securities and Exchange Commission (the “SEC”) that allows TWC to offer and sell from time to time senior and subordinated debt securities and debt warrants.
     On March 15, 2010, the Company paid a quarterly cash dividend of $0.40 per share on TWC common stock, to stockholders of record at the close of business on February 26, 2010, totaling $144 million. On April 26, 2010, the Company’s Board of Directors declared a quarterly cash dividend of $0.40 per share on TWC common stock, payable in cash on June 15, 2010 to stockholders of record at the close of business on May 28, 2010.
Cash Flows
     Cash and equivalents decreased $687 million and $5.053 billion for the three months ended March 31, 2010 and 2009, respectively. Components of these changes are discussed below in more detail.
Operating Activities
     Details of cash provided by operating activities are as follows (in millions):

	Three Months Ended
	March 31,
	2010	2009
OIBDA	$1,658	$1,464
Noncash equity-based compensation	36	35
Net interest payments(a)	(368)	(360)
Pension plan contributions(b)	(1)	(41)
Net income taxes refunded (paid)(c)	(4)	22
Net restructuring accruals (payments)	(4)	24
All other, net, including working capital changes	69	(3)

Cash provided by operating activities	$1,386	$1,141

(a)	Amounts include interest income received of $20 million and $4 million for the three months ended March 31, 2010 and 2009, respectively.

(b)	Amounts represent contributions to the Company’s funded and unfunded defined benefit pension plans.

(c)	Amounts include income tax refunds received of $2 million and $24 million for the three months ended March 31, 2010 and 2009, respectively.
     Cash provided by operating activities increased from $1.141 billion for the three months ended March 31, 2009 to $1.386 billion for the three months ended March 31, 2010. This increase was primarily related to an increase in OIBDA (as previously discussed), the change in working capital requirements and the decrease in pension plan contributions, partially offset by the change in net restructuring accruals (payments) and net income taxes refunded (paid), which, for the three months ended March 31, 2009, benefited from reimbursements from Time Warner in accordance with a tax sharing arrangement between TWC and Time Warner.

TIME WARNER CABLE INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS
OF OPERATIONS AND FINANCIAL CONDITION—(Continued)
     The Company did not make any contributions to its funded defined benefit pension plans during the three months ended March 31, 2010 but may make discretionary cash contributions to its funded defined benefit pension plans during 2010. See Note 7 to the accompanying consolidated financial statements for additional discussion of the funded status of the Company’s defined benefit pension plans.
     During the year ended December 31, 2009, the Company received a benefit to net income taxes paid due to the impact of the accelerated depreciation deductions provided by the American Recovery and Reinvestment Act of 2009, which was partially offset by the reversal of a portion of similar benefits received in 2008 from the Economic Stimulus Act of 2008. These Acts provided for a first year bonus depreciation deduction of 50% of the cost of the Company’s qualified capital expenditures for the year. The Company expects that net income taxes paid will increase significantly in 2010 as a result of the absence of bonus depreciation and the reversal of a portion of the bonus depreciation benefits received in 2008 and 2009.
     The Company expects that its net interest payments will increase in 2010 primarily as a result of the timing of interest payments related to the public debt issuances in March, June and December of 2009.
Investing Activities
     Details of cash used by investing activities are as follows (in millions):

	Three Months Ended
	March 31,
	2010	2009
Investments and acquisitions, net of cash acquired and distributions received:
The Reserve Fund’s Primary Fund(a)	$33	$32
SpectrumCo(b)	—	(22)
All other	(16)	(1)
Capital expenditures	(736)	(769)
Other investing activities	2	1

Cash used by investing activities	$(717)	$(759)

(a)	Amounts reflect the receipt of the Company’s pro rata share of partial distributions made by The Reserve Fund’s Primary Fund.

(b)	TWC is a participant in a joint venture with certain other cable companies (“SpectrumCo”) that holds advanced wireless spectrum licenses.
     Cash used by investing activities decreased from $759 million for the three months ended March 31, 2009 to $717 million for the three months ended March 31, 2010. This decrease was principally due to a decline in capital expenditures. The Company expects that capital expenditures will decrease to less than $3.0 billion in 2010.

TIME WARNER CABLE INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS
OF OPERATIONS AND FINANCIAL CONDITION—(Continued)
     TWC’s capital expenditures included the following major categories (in millions):

	Three Months Ended
	March 31,
	2010	2009
Customer premise equipment(a)	$315	$360
Scalable infrastructure(b)	191	147
Line extensions(c)	81	67
Upgrades/rebuilds(d)	32	41
Support capital(e)	117	154

Total capital expenditures	$736	$769

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

(e)
Amounts represent all other capital purchases required to run day-to-day operations. These costs typically include vehicles, land and buildings, computer hardware/software, office equipment, furniture and fixtures, tools and test equipment. Amounts include capitalized software costs of $35 million and $32 million for the three months ended March 31, 2010 and 2009, respectively.

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

TIME WARNER CABLE INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS
OF OPERATIONS AND FINANCIAL CONDITION—(Continued)
Financing Activities
     Details of cash used by financing activities are as follows (in millions):

	Three Months Ended
	March 31,
	2010	2009
Borrowings (repayments), net(a)	$(1,256)	$—
Borrowings	—	8,614
Repayments	—	(3,182)
Debt issuance costs	—	(11)
Proceeds from exercise of stock options	39	—
Dividends paid	(144)	—
Payment of special cash dividend	—	(10,856)
Other financing activities	5	—

Cash used by financing activities	$(1,356)	$(5,435)

(a)	Borrowings (repayments), net, reflects borrowings under the Company’s commercial paper program with original maturities of three months or less, net of repayments of such borrowings.
     Cash used by financing activities decreased from $5.435 billion for the three months ended March 31, 2009 to $1.356 billion for the three months ended March 31, 2010. Cash used by financing activities for the first quarter of 2010 primarily included net repayments under the Company’s commercial paper program and the payment of cash dividends. Cash used by financing activities for the first quarter of 2009 primarily consisted of the payment of the special cash dividend in connection with the Separation, partially offset by the net proceeds of the public debt issuance in March 2009 and net borrowings under the Revolving Credit Facility.
Free Cash Flow
     Reconciliation of Cash provided by operating activities to Free Cash Flow. The following table reconciles Cash provided by operating activities to Free Cash Flow (in millions):

	Three Months Ended
	March 31,
	2010	2009
Cash provided by operating activities	$1,386	$1,141
Add: Excess tax benefit from exercise of stock options	5	—
Less:
Capital expenditures	(736)	(769)
Cash paid for other intangible assets	(3)	(5)

Free Cash Flow	$652	$367

     Free Cash Flow increased from $367 million for the three months ended March 31, 2009 to $652 million for the three months ended March 31, 2010, primarily as a result of an increase in cash provided by operating activities and a decrease in capital expenditures, as discussed above.

TIME WARNER CABLE INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS
OF OPERATIONS AND FINANCIAL CONDITION—(Continued)
CAUTION CONCERNING FORWARD-LOOKING STATEMENTS
     This document contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, particularly statements anticipating future growth in revenues, Operating Income (Loss) before Depreciation and Amortization, cash provided by operating activities and other financial measures. Words such as “anticipates,” “estimates,” “expects,” “projects,” “intends,” “plans,” “believes” and words and terms of similar substance used in connection with any discussion of future operating or financial performance identify forward-looking statements. These forward-looking statements are based on management’s current expectations and beliefs about future events. As with any projection or forecast, they are susceptible to uncertainty and changes in circumstances, and the Company is under no obligation to, and expressly disclaims any obligation to, update or alter its forward-looking statements whether as a result of such changes, new information, subsequent events or otherwise.
     Various factors could adversely affect the operations, business or financial results of TWC in the future and cause TWC’s actual results to differ materially from those contained in the forward-looking statements, including those factors discussed in detail in Item 1A, “Risk Factors,” in the 2009 Form 10-K, and in TWC’s other filings made from time to time with the SEC after the date of this report. In addition, the Company operates in a highly competitive, consumer and technology-driven and rapidly changing business. The Company’s business is affected by government regulation, economic, strategic, political and social conditions, consumer response to new and existing products and services, technological developments and, particularly in view of new technologies, its continued ability to protect and secure any necessary intellectual property rights. TWC’s actual results could differ materially from management’s expectations because of changes in such factors.
     Further, lower than expected valuations associated with the Company’s cash flows and revenues may result in the Company’s inability to realize the value of recorded intangibles and goodwill. Additionally, achieving the Company’s financial objectives could be adversely affected by the factors discussed in detail in Item 1A, “Risk Factors,” in the 2009 Form 10-K, as well as:
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
Changes in Internal Control Over Financial Reporting
     There have not been any changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

TIME WARNER CABLE INC.
CONSOLIDATED BALANCE SHEET
(Unaudited)

	March 31,	December 31,
	2010	2009
	(in millions)
ASSETS
Current assets:
Cash and equivalents	$361	$1,048
Receivables, less allowances of $68 million and $74 million as of March 31, 2010 and December 31, 2009, respectively	548	663
Deferred income tax assets	139	139
Other current assets	239	252

Total current assets	1,287	2,102
Investments	961	975
Property, plant and equipment, net	13,721	13,919
Intangible assets subject to amortization, net	212	274
Intangible assets not subject to amortization	24,092	24,092
Goodwill	2,112	2,111
Other assets	241	221

Total assets	$42,626	$43,694

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$279	$478
Deferred revenue and subscriber-related liabilities	178	170
Accrued programming expense	779	738
Other current liabilities	1,595	1,572

Total current liabilities	2,831	2,958
Long-term debt	21,138	22,331
Mandatorily redeemable preferred equity issued by a subsidiary	300	300
Deferred income tax liabilities, net	9,043	8,957
Other liabilities	416	459
Commitments and contingencies (Note 9)
TWC shareholders’ equity:
Common stock, $0.01 par value, 354.0 million and 352.5 million shares issued and outstanding as of March 31, 2010 and December 31, 2009, respectively	4	4
Paid-in capital	9,802	9,813
Accumulated other comprehensive loss, net	(314)	(319)
Accumulated deficit	(599)	(813)

Total TWC shareholders’ equity	8,893	8,685
Noncontrolling interests	5	4

Total equity	8,898	8,689

Total liabilities and equity	$42,626	$43,694

See accompanying notes.

TIME WARNER CABLE INC.
CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)

	Three Months Ended
	March 31,
	2010	2009
	(in millions, except
	per share data)
Revenues:
Subscription:
Video	$2,740	$2,667
High-speed data	1,193	1,101
Voice	493	451

Total Subscription	4,426	4,219
Advertising	173	145

Total revenues	4,599	4,364
Costs and expenses:
Costs of revenues(a)	2,195	2,132
Selling, general and administrative(a)	735	725
Depreciation	743	691
Amortization	65	57
Restructuring costs	11	43

Total costs and expenses	3,749	3,648

Operating Income	850	716
Interest expense, net	(347)	(290)
Other expense, net	(15)	(51)

Income before income taxes	488	375
Income tax provision	(273)	(191)

Net income	215	184
Less: Net income attributable to noncontrolling interests	(1)	(20)

Net income attributable to TWC shareholders	$214	$164

Net income per common share attributable to TWC common shareholders:
Basic	$0.60	$0.48

Diluted	$0.60	$0.48

Average common shares outstanding:
Basic	352.9	339.0

Diluted	357.0	339.6

Cash dividend declared per share of common stock	$0.40	$—

Special cash dividend declared and paid per share of common stock	$—	$30.81

(a)	Costs of revenues and selling, general and administrative expenses exclude depreciation.
See accompanying notes.

TIME WARNER CABLE INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	Three Months Ended
	March 31,
	2010	2009
	(in millions)
OPERATING ACTIVITIES
Net income	$215	$184
Adjustments for noncash and nonoperating items:
Depreciation	743	691
Amortization	65	57
Loss from equity investments, net of cash distributions	26	17
Deferred income taxes	137	145
Equity-based compensation	36	35
Changes in operating assets and liabilities, net of acquisitions and dispositions:
Receivables	113	173
Accounts payable and other liabilities	55	(112)
Other changes	(4)	(49)

Cash provided by operating activities	1,386	1,141

INVESTING ACTIVITIES
Acquisitions and investments, net of cash acquired and distributions received	17	9
Capital expenditures	(736)	(769)
Other investing activities	2	1

Cash used by investing activities	(717)	(759)

FINANCING ACTIVITIES
Borrowings (repayments), net(a)	(1,256)	—
Borrowings(b)	—	8,614
Repayments(b)	—	(3,182)
Debt issuance costs	—	(11)
Proceeds from exercise of stock options	39	—
Dividends paid	(144)	—
Payment of special cash dividend	—	(10,856)
Other financing activities	5	—

Cash used by financing activities	(1,356)	(5,435)

Decrease in cash and equivalents	(687)	(5,053)
Cash and equivalents at beginning of period	1,048	5,449

Cash and equivalents at end of period	$361	$396

(a)	Borrowings (repayments), net, reflects borrowings under TWC’s commercial paper program with original maturities of three months or less, net of repayments of such borrowings.

(b)	Amounts represent borrowings and repayments related to debt instruments with original maturities greater than three months.
See accompanying notes.

TIME WARNER CABLE INC.
CONSOLIDATED STATEMENT OF EQUITY
(Unaudited)

	TWC	Non-
	Shareholders’	controlling	Total
	Equity	Interests	Equity
		(in millions)
Balance as of December 31, 2008	$17,164	$1,110	$18,274
Net income	164	20	184
Other comprehensive income	10	—	10

Comprehensive income	174	20	194
Equity-based compensation	33	2	35
Redemption of Historic TW’s interest in TW NY	1,128	(1,128)	—
Special cash dividend ($30.81 per common share)	(10,856)	—	(10,856)
Retained distribution related to unvested restricted stock units	(46)	—	(46)
Other changes	(16)	—	(16)

Balance as of March 31, 2009	$7,581	$4	$7,585

Balance as of December 31, 2009	$8,685	$4	$8,689
Net income	214	1	215
Other comprehensive income	5	—	5

Comprehensive income	219	1	220
Equity-based compensation	36	—	36
Shares issued upon the exercise of TWC stock options	39	—	39
Cash dividend ($0.40 per common share)	(144)	—	(144)
Other changes(a)	58	—	58

Balance as of March 31, 2010	$8,893	$5	$8,898

(a)	Amount primarily represents the true-up of TWC’s deferred income tax asset associated with vested Time Warner Inc. stock options.
See accompanying notes.

TIME WARNER CABLE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1.  DESCRIPTION OF BUSINESS, RECENT DEVELOPMENTS AND BASIS OF PRESENTATION
Description of Business
     Time Warner Cable Inc. (together with its subsidiaries, “TWC” or the “Company”) is the second-largest cable operator in the U.S., with technologically advanced, well-clustered systems located mainly in five geographic areas – New York State (including New York City), the Carolinas, Ohio, southern California (including Los Angeles) and Texas. As of March 31, 2010, TWC served approximately 14.6 million residential and commercial customers who subscribed to one or more of its three primary subscription services – video, high-speed data and voice – totaling approximately 26.6 million primary service units.
     TWC offers video, high-speed data and voice services over its broadband cable systems to residential and commercial customers. TWC markets its services separately and in “bundled” packages of multiple services and features. As of March 31, 2010, 58.2% of TWC’s residential and commercial customers subscribed to two or more of its primary services, including 24.1% of its customers who subscribed to all three primary services. TWC also sells advertising to a variety of national, regional and local advertising customers.
Recent Developments
Common Stock Dividend
     On March 15, 2010, the Company paid a quarterly cash dividend of $0.40 per share on TWC common stock, to stockholders of record at the close of business on February 26, 2010, totaling $144 million. On April 26, 2010, the Company’s Board of Directors declared a quarterly cash dividend of $0.40 per share on TWC common stock, payable in cash on June 15, 2010 to stockholders of record at the close of business on May 28, 2010.
Goodwill and Indefinite-lived Intangible Assets
     Historically, goodwill and other intangible assets not subject to amortization, primarily cable franchise rights, have been tested for impairment during the fourth quarter of each year (December 31) or earlier upon the occurrence of a triggering event. The Company’s most recent annual impairment testing during the fourth quarter of 2009 did not result in any goodwill or cable franchise rights impairment charges. Refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 (the “2009 Form 10-K”) for additional information related to the 2009 impairment testing.
     During 2010, the Company revised its annual impairment testing date to July 1 to coincide more closely with the Company’s annual preparation of long range projections (“LRP”), which are a significant component used in the impairment analysis. Prior to the Company’s separation (the “Separation”) from Time Warner Inc. (“Time Warner”) (discussed further below), the Company’s LRP was prepared during the fourth quarter of each year, consistent with Time Warner’s other business units. After the Separation, the Company began preparing its LRP in the middle of each year. Accordingly, the Company believes the change in the annual impairment testing date to be preferable in its circumstances. This change is being applied on a prospective basis. The Company does not believe this change would have delayed, accelerated or avoided an impairment charge in prior periods.
Basis of Presentation
Changes in Basis of Presentation
     Separation from Time Warner. As discussed more fully in the 2009 Form 10-K, in March 2009, TWC completed the Separation from Time Warner, which, prior to the Separation, owned approximately 84% of the common stock of TWC (representing a 90.6% voting interest) and a 12.43% non-voting common stock interest in TW NY Cable Holding Inc. (“TW NY”), a subsidiary of TWC. As a result of the Separation, Time Warner no longer has an ownership interest in TWC or TW NY.

TIME WARNER CABLE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
Basis of Consolidation
     The consolidated financial statements include 100% of the assets, liabilities, revenues, expenses and cash flows of TWC and all entities in which TWC has a controlling voting interest. The consolidated financial statements include the results of the Time Warner Entertainment-Advance/Newhouse Partnership (“TWE-A/N”) only for the TWE-A/N cable systems that are controlled by TWC and for which TWC holds an economic interest. Intercompany accounts and transactions between consolidated companies have been eliminated in consolidation.
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
Reclassifications
     Certain reclassifications have been made to the prior year financial information to conform to the current year presentation.
Interim Financial Statements
     The consolidated financial statements are unaudited; however, in the opinion of management, they contain all the adjustments (consisting of those of a normal recurring nature) considered necessary to present fairly the financial position, results of operations and cash flows for the periods presented in conformity with GAAP applicable to interim periods. The consolidated financial statements should be read in conjunction with the audited consolidated financial statements of TWC included in the 2009 Form 10-K.
Net Income per Common Share
     Basic net income attributable to TWC common shareholders is determined using the two-class method and is computed by dividing net income attributable to TWC common shareholders by the weighted average of common shares outstanding during the period. The two-class method is an earnings allocation formula that determines income per share for each class of common stock and participating security according to dividends declared and participation rights in undistributed earnings. Diluted net income attributable to TWC common shareholders reflects the more dilutive earnings per share amount calculated using the treasury stock method or the two-class method.

TIME WARNER CABLE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
     Set forth below is a reconciliation of net income attributable to TWC common shareholders per basic and diluted common share (in millions, except per share data):

	Three Months Ended
	March 31,
	2010	2009
Net income attributable to TWC shareholders	$214	$164
Net income allocated to participating securities	(2)	—

Net income attributable to TWC common shareholders	$212	$164

Average common shares outstanding - basic	352.9	339.0
Dilutive effect of non-participating equity awards	1.9	—

Average common shares outstanding - diluted (two-class method)	354.8	339.0
Dilutive effect of participating equity awards	2.2	0.6

Average common shares outstanding - diluted (treasury stock method)	357.0	339.6

Net income per common share attributable to TWC common shareholders:
Basic	$0.60	$0.48

Diluted	$0.60	$0.48

2.  RECENT ACCOUNTING STANDARDS
Accounting Standards Adopted in 2010
Consolidation of Variable Interest Entities
     In June 2009, the Financial Accounting Standards Board (“FASB”) issued authoritative guidance that requires an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity. This analysis identifies the primary beneficiary of a variable interest entity as the enterprise that has both of the following characteristics, among others: (a) the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and (b) the obligation to absorb losses of the entity, or the right to receive benefits from the entity, that could potentially be significant to the variable interest entity. Under this guidance, ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity are required. This guidance became effective for TWC on January 1, 2010 and did not have a material impact on the Company’s consolidated financial statements.
Fair Value Measurements and Disclosures
     In January 2010, the FASB issued authoritative guidance that expands the required disclosures about fair value measurements. This guidance provides for new disclosures requiring the Company to (i) disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers and (ii) present separately information about purchases, sales, issuances and settlements in the reconciliation of Level 3 fair value measurements. This guidance also provides clarification of existing disclosures requiring the Company to (i) determine each class of assets and liabilities based on the nature and risks of the investments rather than by major security type and (ii) for each class of assets and liabilities, disclose the valuation techniques and inputs used to measure fair value for both Level 2 and Level 3 fair value measurements. This guidance became effective for TWC on January 1, 2010, except for the presentation of purchases, sales, issuances and settlements in the reconciliation of Level 3 fair value measurements, which is effective for TWC on January 1, 2011, and did not have a material impact on the Company’s consolidated financial statements. The guidance pertaining to the presentation of purchases, sales, issuances and settlements in the reconciliation of Level 3 fair value measurements is not expected to have a material impact on the Company’s consolidated financial statements.

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
     The fair value of the assets and liabilities associated with the Company’s derivative financial instruments recorded in the consolidated balance sheet as of March 31, 2010 and December 31, 2009 is as follows (in millions):

	Balance Sheet	March 31,	December 31,
	Location	2010	2009
Assets:
Derivatives designated as hedging instruments:
Interest rate swap contracts	Other assets	$63	$25
Foreign currency forward contracts	Other current assets	1	1

Total assets		$64	$26

Liabilities:
Derivatives designated as hedging instruments:
Interest rate swap contracts	Other liabilities	$6	$37
Foreign currency forward contracts	Other current liabilities	—	1

		6	38

Derivatives not designated as hedging instruments:
Equity award reimbursement obligation	Other current liabilities	29	35

Total liabilities		$35	$73

TIME WARNER CABLE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
Interest Rate Swap Contracts
     Interest rate swap contracts are used to change the nature of outstanding debt (e.g., convert fixed-rate debt into variable-rate debt or convert variable-rate debt into fixed-rate debt). As of March 31, 2010, the Company had interest rate swap contracts outstanding that convert $5.850 billion of fixed-rate debt instruments, with maturities extending through February 2015, to variable-rate debt. Such contracts are designated as fair value hedges. Under its interest rate swap contracts, the Company is entitled to receive semi-annual fixed rates of interest ranging from 3.500% to 10.150% and is required to make semi-annual interest payments at variable rates based on LIBOR plus margins ranging from 0.755% to 8.442%. During the three months ended March 31, 2010, the Company recognized no gain or loss related to the fair value of its interest rate swap contracts because the changes in the fair values of such instruments completely offset the changes in the fair values of the fixed-rate debt.
Foreign Currency Forward Contracts
     Foreign currency forward contracts are used to mitigate the risk to the Company from changes in foreign currency exchange rates. Such contracts, which extend through May 2011, are designated as cash flow hedges and specifically relate to forecasted payments denominated in the Philippine peso made to vendors who provide Road RunnerTM customer care support services.
     The effective portion of the gain or loss on foreign currency forward contracts is recorded as a component of TWC shareholders’ equity in accumulated other comprehensive income (“accumulated OCI”). The effective portion of such gains and losses are reclassified out of accumulated OCI into costs of revenues in the same period or periods during which the hedged transaction affects earnings. The ineffective portion of such gains and losses are recognized in other expense, net, in the current reporting period. For the three months ended March 31, 2010 and 2009, the effects of foreign currency forward contracts on earnings were immaterial. The Company expects net gains of $1 million to be reclassified out of accumulated OCI and into earnings within the next 12 months.
Equity Award Reimbursement Obligation
     Upon the exercise of Time Warner stock options held by TWC employees, TWC is obligated to reimburse Time Warner for the excess of the market price of Time Warner common stock on the day of exercise over the option exercise price (the “intrinsic” value of the award). Prior to the Separation, TWC recorded an equity award reimbursement obligation for the intrinsic value of vested and outstanding Time Warner stock options held by TWC employees. This liability was adjusted each reporting period to reflect changes in the market price of Time Warner common stock and the number of Time Warner stock options held by TWC employees with an offsetting adjustment to TWC shareholders’ equity. Beginning on March 12, 2009, the date of the Separation, TWC began accounting for the equity award reimbursement obligation as a derivative financial instrument because, as of such date, Time Warner is no longer a controlling shareholder of the Company. The Company records the equity award reimbursement obligation at fair value in the consolidated balance sheet, which is estimated using the Black-Scholes model, and, on March 12, 2009, TWC established a liability of $16 million for the fair value of the equity award reimbursement obligation in other liabilities with an offsetting adjustment to TWC shareholders’ equity in the consolidated balance sheet. The change in the equity award reimbursement obligation fluctuates primarily with the fair value and expected volatility of Time Warner common stock and is recorded in earnings in the period of change. For the three months ended March 31, 2010, TWC recognized a gain of $4 million and, for the three months ended March 31, 2009, recognized a loss of $2 million in other expense, net, in the consolidated statement of operations for the change in the fair value of the equity award reimbursement obligation after the Separation.

TIME WARNER CABLE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
4.  FAIR VALUE MEASUREMENTS
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

Fair Value of Derivative Financial Instruments
     The fair values of assets and liabilities classified as derivative financial instruments are as follows as of March 31, 2010 (in millions):

		Fair Value Measurements
	Fair Value	Level 1	Level 2	Level 3
Assets:
Interest rate swaps	$63	$—	$63	$—
Foreign currency forwards	1	—	1	—

	$64	$—	$64	$—

Liabilities:
Interest rate swaps	$6	$—	$6	$—
Equity award reimbursement obligation	29	—	—	29

	$35	$—	$6	$29

TIME WARNER CABLE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
     The fair values of assets and liabilities classified as derivative financial instruments are as follows as of December 31, 2009 (in millions):

		Fair Value Measurements
	Fair Value	Level 1	Level 2	Level 3
Assets:
Interest rate swaps	$25	$—	$25	$—
Foreign currency forwards	1	—	1	—

	$26	$—	$26	$—

Liabilities:
Interest rate swaps	$37	$—	$37	$—
Foreign currency forwards	1	—	1	—
Equity award reimbursement obligation	35	—	—	35

	$73	$—	$38	$35

     Changes in the fair value of the equity award reimbursement obligation, valued using significant unobservable inputs (Level 3), are presented below (in millions):

Balance as of December 31, 2008	$—
Establishment of equity award reimbursement obligation	16
Losses recognized in net income	21
Payments to Time Warner for awards exercised	(2)

Balance as of December 31, 2009	35
Gains recognized in net income	(4)
Payments to Time Warner for awards exercised	(2)

Balance as of March 31, 2010	$29

Fair Value of Debt
     Based on the level of interest rates prevailing at March 31, 2010 and December 31, 2009, the fair value of TWC’s fixed-rate debt and mandatorily redeemable preferred equity exceeded the carrying value by approximately $2.475 billion and $2.268 billion as of March 31, 2010 and December 31, 2009, respectively. Unrealized gains or losses on debt do not result in the realization or expenditure of cash and are not recognized for financial reporting purposes unless the debt is retired prior to its maturity.
5.  INCOME TAXES
     For the three months ended March 31, 2010 and 2009, the Company recorded income tax provisions of $273 million and $191 million, respectively. The effective tax rate was 55.9% and 50.9% for the three months ended March 31, 2010 and 2009, respectively.

TIME WARNER CABLE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
     The income tax provision and the effective tax rate for the three months ended March 31, 2010 were impacted by a noncash charge of $72 million related to the reversal of previously recognized deferred income tax benefits primarily as a result of the expiration, on March 12, 2010, of vested Time Warner stock options held by TWC employees. As a result of the Separation on March 12, 2009, TWC employees who held stock options under Time Warner equity plans were treated as if their employment with Time Warner had been terminated without cause at the time of the Separation. In most cases, this treatment resulted in shortened exercise periods, generally one year from the date of Separation, for vested Time Warner stock options held by TWC employees. Vested Time Warner stock options held primarily by certain retirement-eligible TWC employees (pursuant to the terms of the award agreements) have exercise periods of up to five years from the date of the Separation and, as such, the Company estimates that it may incur additional noncash income tax expense of up to approximately $90 million over the next four years through March 2014 upon the exercise or expiration of these stock options. This estimate and the timing of such charges are dependent on a number of variables, including the Time Warner stock price and the timing of the exercise of these stock options.
     The income tax provision and the effective tax rate for the three months ended March 31, 2009 were impacted by the passage of the California state budget during the first quarter of 2009 that, in part, changed the methodology of income tax apportionment in California. This tax law change resulted in an increase in state deferred tax liabilities and a corresponding noncash tax provision of $38 million, which was recorded in the first quarter of 2009.
6.  EQUITY-BASED COMPENSATION
     The Company has granted options to purchase shares of TWC common stock and restricted stock units (“RSUs”) to its employees and non-employee directors under the Time Warner Cable Inc. 2006 Stock Incentive Plan (the “2006 Plan”).
     The Company measures the cost of employee services received in exchange for an award of equity instruments based on the grant date fair value of the award. That cost is recognized in the consolidated statement of operations over the period during which an employee is required to provide service in exchange for the award (generally four years subject to graded vesting conditions). The Company’s policy is to recognize the cost on a straight-line basis over the requisite service period. The Company uses the Black-Scholes model to estimate the grant date fair value of a stock option. Because the option-pricing model requires the use of subjective assumptions, changes in these assumptions can materially affect the fair value of stock options granted. The volatility assumption is determined using primarily implied volatilities data from the Company’s traded options. The volatility assumption is calculated using a 75%-25% weighted average of implied volatility of TWC traded options and the historical stock price volatility of a comparable peer group of publicly traded companies. The expected term, which represents the period of time that options granted are expected to be outstanding, is estimated based on the historical exercise experience of TWC employees. The risk-free rate assumed in valuing the stock options is based on the U.S. Treasury yield curve in effect at the time of grant for the expected term of the option. The Company determines the expected dividend yield percentage by dividing the expected annual dividend by the market price of TWC common stock at the date of grant. The table below presents the assumptions used to value TWC stock options at their grant date for the three months ended March 31, 2010 and 2009 and reflects the weighted average of all awards granted within each period:

	Three Months Ended
	March 31,
	2010	2009
Expected volatility	31.4%	33.5%
Expected term to exercise from grant date	6.73 years	6.52 years
Risk-free rate	3.1%	2.7%
Expected dividend yield	3.5%	0.0%

TIME WARNER CABLE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
     For the three months ended March 31, 2010, TWC granted approximately 3.8 million stock options at a weighted-average grant date fair value of $10.94 per option. For the three months ended March 31, 2009, TWC granted approximately 4.9 million stock options at a weighted-average grant date fair value of $9.18 per option. Stock options granted under the 2006 Plan have exercise prices equal to the fair market value of TWC common stock at the date of grant. Generally, the stock options vest ratably over a four-year vesting period and expire ten years from the date of grant. Certain stock option awards provide for accelerated vesting upon the grantee’s termination of employment after reaching a specified age and years of service.
     For the three months ended March 31, 2010, TWC granted approximately 1.9 million RSUs at a weighted-average grant date fair value of $45.15 per RSU. For the three months ended March 31, 2009, TWC granted approximately 2.5 million RSUs at a weighted-average grant date fair value of $39.05 per RSU. RSUs granted under the 2006 Plan generally vest 50% on the third anniversary of the grant date and 50% on the fourth anniversary. RSUs provide for accelerated vesting upon the grantee’s termination of employment after reaching a specified age and years of service. Shares of TWC common stock will generally be issued at the end of the vesting period of an RSU. RSUs awarded to non-employee directors are not subject to vesting or forfeiture restrictions and the shares underlying the RSUs will generally be issued in connection with a director’s termination of service as a director. Holders of RSUs are generally entitled to receive cash dividend equivalents or retained distributions related to regular cash dividends or distributions, respectively, paid by TWC. Retained distributions are subject to the vesting requirements of the underlying RSUs.
     Equity-based compensation expense recognized for the three months ended March 31, 2010 and 2009 is as follows (in millions):

	Three Months Ended
	March 31,
	2010	2009
Stock options	$17	$16
Restricted stock units	19	19

Total equity-based compensation expense	$36	$35

7.  PENSION COSTS
     TWC has both funded and unfunded noncontributory defined benefit pension plans covering a majority of its employees (the “TWC Pension Plans”). Pension benefits are based on formulas that reflect the employees’ years of service and compensation during their employment period. The pension expense recognized by the Company is determined using certain assumptions, including the expected long-term rate of return on plan assets, the interest factor implied by the discount rate and the expected rate of compensation increases.
     TWC uses a December 31 measurement date for the TWC Pension Plans. A summary of the components of net periodic benefit costs and contributions for the three months ended March 31, 2010 and 2009 is as follows (in millions):

	Three Months Ended
	March 31,
	2010	2009
Service cost	$31	$24
Interest cost	26	21
Expected return on plan assets	(32)	(23)
Amortization of prior service cost	8	16

Net periodic benefit costs	$33	$38

Contributions	$1	$41

TIME WARNER CABLE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
     After considering the funded status of the TWC Pension Plans, movements in the discount rate, investment performance and related tax consequences, the Company may choose to make contributions to the TWC Pension Plans. As of March 31, 2010, there were no minimum required contributions for the Company’s funded plans. The Company did not make any contributions to its funded defined benefit pension plans during the three months ended March 31, 2010 but may make discretionary cash contributions to its funded defined benefit pension plans during 2010. For the Company’s unfunded plan, contributions will continue to be made to the extent benefits are paid. Benefit payments for the unfunded plan are expected to be $3 million in 2010, of which $1 million has been paid as of March 31, 2010.
8.  RESTRUCTURING COSTS
     Beginning in the first quarter of 2009, the Company began a restructuring, primarily consisting of headcount reductions, to improve operating efficiency, and through March 31, 2010, the Company incurred costs of $92 million related to this restructuring and made payments of $74 million against this accrual. Of the remaining $18 million liability, $16 million is classified as a current liability, with the remaining $2 million classified as a noncurrent liability in the consolidated balance sheet as of March 31, 2010. Amounts are expected to be paid through 2013. The Company eliminated approximately 1,300 positions during 2009 and approximately 170 additional positions during the first quarter of 2010. The Company expects to incur additional restructuring charges during the remainder of 2010. Information relating to this restructuring is as follows (in millions):

	Employee	Other
	Terminations	Exit Costs	Total
Accruals(a)	$68	$13	$81
Cash paid(b)	(48)	(12)	(60)

Remaining liability as of December 31, 2009	20	1	21
Accruals	10	1	11
Cash paid	(13)	(1)	(14)

Remaining liability as of March 31, 2010	$17	$1	$18

(a)	Of the $81 million incurred in 2009, $43 million was incurred during the three months ended March 31, 2009.
(b)	Of the $60 million paid in 2009, $16 million was paid during the three months ended March 31, 2009.
     Between January 1, 2005 and December 31, 2008, the Company underwent a restructuring plan to simplify its organizational structure and enhance its customer focus, and incurred costs of $80 million related to this restructuring. Through March 31, 2010, payments of $79 million have been made against this accrual, of which $1 million and $3 million were made during the three months ended March 31, 2010 and 2009, respectively. The remaining $1 million liability is classified as a current liability in the consolidated balance sheet as of March 31, 2010.

TIME WARNER CABLE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
9.  COMMITMENTS AND CONTINGENCIES
Legal Proceedings
     On September 20, 2007, Brantley, et al. v. NBC Universal, Inc., et al. was filed in the U.S. District Court for the Central District of California against the Company. The complaint, which also named as defendants several other cable and satellite providers (collectively, the “distributor defendants”) as well as programming content providers (collectively, the “programmer defendants”), alleged violations of Sections 1 and 2 of the Sherman Antitrust Act. Among other things, the complaint alleged coordination between and among the programmer defendants to sell and/or license programming on a “bundled” basis to the distributor defendants, who in turn purportedly offer that programming to subscribers in packaged tiers, rather than on a per channel (or “à la carte”) basis. Plaintiffs, who seek to represent a purported nationwide class of cable and satellite subscribers, demand, among other things, unspecified treble monetary damages and an injunction to compel the offering of channels to subscribers on an “à la carte” basis. On December 3, 2007, plaintiffs filed an amended complaint in this action (the “First Amended Complaint”) that, among other things, dropped the Section 2 claims and all allegations of horizontal coordination. On December 21, 2007, the distributor defendants, including TWC, and the programmer defendants filed motions to dismiss the First Amended Complaint. On March 10, 2008, the court granted these motions, dismissing the First Amended Complaint with leave to amend. On March 20, 2008, plaintiffs filed a second amended complaint (the “Second Amended Complaint”) that modified certain aspects of the First Amended Complaint in an attempt to address the deficiencies noted by the court in its prior dismissal order. On April 22, 2008, the distributor defendants, including the Company, and the programmer defendants filed motions to dismiss the Second Amended Complaint, which motions were denied by the court on June 25, 2008. On July 14, 2008, the distributor defendants and the programmer defendants filed motions requesting the court to certify its June 25, 2008 order for interlocutory appeal to the U.S. Court of Appeals for the Ninth Circuit, which motions were denied by the district court on August 4, 2008. On May 4, 2009, by stipulation of the parties, plaintiffs filed a third amended complaint (the “Third Amended Complaint”) and on June 12, 2009, the distributor defendants and the programmer defendants filed a motion to dismiss the Third Amended Complaint, which the district court granted with prejudice on October 15, 2009, terminating the action. On April 19, 2010, plaintiffs appealed this decision to the U.S. Court of Appeals for the Ninth Circuit. The Company intends to defend against this lawsuit vigorously.
     On June 22, 2005, Mecklenburg County filed suit against TWE-A/N in the General Court of Justice District Court Division, Mecklenburg County, North Carolina and, on July 1, 2005, the action was removed to the U.S. District Court for the Western District of North Carolina. Mecklenburg County, the franchisor in TWE-A/N’s Mecklenburg County cable system, alleges that TWE-A/N’s predecessor failed to construct an institutional network in 1981 and that TWE-A/N assumed that obligation upon the transfer of the franchise in 1995. Mecklenburg County is seeking compensatory damages and TWE-A/N’s release of certain video channels it is currently using on the cable system. On April 14, 2006, TWE-A/N filed a motion for summary judgment, which the district court granted on January 26, 2010 on the basis that the plaintiff’s claims were barred by the statute of limitations. On February 25, 2010, Mecklenburg County filed a notice of appeal with the U.S. Court of Appeals for the Fourth Circuit. The Company intends to defend against this lawsuit vigorously.
     On June 16, 1998, plaintiffs in Andrew Parker and Eric DeBrauwere, et al. v. Time Warner Entertainment Company, L.P. and Time Warner Cable filed a purported nationwide class action in U.S. District Court for the Eastern District of New York claiming that Time Warner Entertainment Company, L.P. (“TWE”) sold its subscribers’ personally identifiable information and failed to inform subscribers of their privacy rights in violation of the Cable Communications Policy Act of 1984 and common law. The plaintiffs seek damages and declaratory and injunctive relief. On August 6, 1998, TWE filed a motion to dismiss, which was denied on September 7, 1999. On December 8, 1999, TWE filed a motion to deny class certification, which was granted on January 9, 2001 with respect to monetary damages, but denied with respect to injunctive relief. On June 2, 2003, the U.S. Court of Appeals for the Second Circuit vacated the district court’s decision denying class certification as a matter of law and remanded the case for further proceedings on class certification and other matters. On May 4, 2004, plaintiffs filed a motion for class certification, which the Company opposed. On October 25, 2005, the district court granted preliminary approval of a class settlement arrangement, but final approval of that settlement was denied on January 26, 2007. The parties subsequently reached a revised settlement to resolve this action on terms that are not material to the Company and submitted their agreement to the district court on April 2, 2008. On July 6, 2009, the district court granted approval of the settlement, which certain class members have appealed with respect to attorneys’ fees. The Company intends to defend against this lawsuit vigorously should the settlement not be upheld.

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
     On April 26, 2005, Acacia Media Technologies (“AMT”) filed suit against TWC in the U.S. District Court for the Southern District of New York alleging that TWC infringes several patents held by AMT. AMT has publicly taken the position that delivery of broadcast video (except live programming such as sporting events), pay-per-view, VOD and ad insertion services over cable systems infringe its patents. AMT has brought similar actions regarding the same patents against numerous other entities, and all of the previously pending litigations have been made the subject of an MDL Order consolidating the actions for pretrial activity in the U.S. District Court for the Northern District of California. On October 25, 2005, the TWC action was consolidated into the MDL proceedings. The plaintiff is seeking unspecified monetary damages as well as injunctive relief. On September 25, 2009, the district court ruled on the Company’s summary judgment motions finding all AMT patents invalid and, on February 2, 2010, AMT appealed this decision. The Company intends to defend against this lawsuit vigorously.
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
     As part of the restructuring of TWE, Time Warner agreed to indemnify the Company from and against any and all liabilities relating to, arising out of or resulting from specified litigation matters brought against the TWE non-cable businesses. Although Time Warner has agreed to indemnify the Company against such liabilities, TWE remains a named party in certain litigation matters.

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
10. ADDITIONAL FINANCIAL INFORMATION
Other Cash Flow Information
     Additional financial information with respect to cash (payments) and receipts for the three months ended March 31, 2010 and 2009 is as follows (in millions):

	Three Months Ended
	March 31,
	2010	2009
Cash paid for interest	$(388)	$(364)
Interest income received	20	4

Cash paid for interest, net	(368)	(360)

Cash paid for income taxes	$(6)	$(2)
Cash refunds of income taxes	2	24

Net income taxes refunded (paid)	(4)	22

Related Party Transactions
     Income (expense) resulting from transactions with related parties for the three months ended March 31, 2010 and 2009 is as follows (in millions):

	Three Months Ended
	March 31,
	2010	2009
Revenues(a)	$3	$5
Costs of revenues(a)	(60)	(228)
Selling, general and administrative(a)	—	(3)

(a)	Amounts in 2009 include transactions with Time Warner and its affiliates through March 12, 2009, the date of the Separation.
Interest Expense, Net
     Interest expense, net, for the three months ended March 31, 2010 and 2009 consists of (in millions):

	Three Months Ended
	March 31,
	2010	2009
Interest income	$—	$3
Interest expense	(347)	(293)

Interest expense, net	$(347)	$(290)

TIME WARNER CABLE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
Other Current Assets
     Other current assets as of March 31, 2010 and December 31, 2009 consists of (in millions):

	March 31,	December 31,
	2010	2009
Prepaid income taxes	$94	$103
Other prepaid expenses	114	82
Other current assets	31	67

Total other current assets	$239	$252

Other Current Liabilities
     Other current liabilities as of March 31, 2010 and December 31, 2009 consists of (in millions):

	March 31,	December 31,
	2010	2009
Accrued interest	$456	$469
Accrued compensation and benefits	260	327
Accrued sales and other taxes	221	116
Accrued franchise fees	146	166
Accrued insurance	144	142
Accrued advertising and marketing support	70	81
Other accrued expenses(a)	298	271

Total other current liabilities	$1,595	$1,572

(a)	Other accrued expenses includes debt due within one year of $5 million as of March 31, 2010 (none as of December 31, 2009).

TIME WARNER CABLE INC.
SUPPLEMENTARY INFORMATION
CONDENSED CONSOLIDATING FINANCIAL STATEMENTS
(Unaudited)
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
     Prior to March 12, 2009, Time Warner Cable Inc. was not a separate taxable entity for U.S. federal and various state income tax purposes and its results were included in the consolidated U.S. federal and certain state income tax returns of Time Warner Inc. In the condensed consolidating financial statements, income tax provision has been presented based on each subsidiary’s legal entity basis. Deferred taxes of the Parent Company, the Guarantor Subsidiaries and the Non-Guarantor Subsidiaries have been presented based upon the temporary differences between the carrying amounts of the respective assets and liabilities of the applicable entities.
     Certain administrative costs incurred by the Parent Company, the Guarantor Subsidiaries or the Non-Guarantor Subsidiaries are allocated to the various entities based on the relative number of video subscribers at each entity.
     Effective January 1, 2010, the Company prospectively modified its intercompany transfer pricing agreement for certain services. While this modification did not materially impact net income of either the Guarantor Subsidiaries or the Non-Guarantor Subsidiaries, it did increase revenues and associated expenses (including expenses reported as intercompany royalties) for the Non-Guarantor Subsidiaries and reduced revenues and associated expenses for the Guarantor Subsidiaries.
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

TIME WARNER CABLE INC.
SUPPLEMENTARY INFORMATION
CONDENSED CONSOLIDATING FINANCIAL STATEMENTS—(Continued)
(Unaudited)
Consolidating Balance Sheet
March 31, 2010

			Non-
	Parent	Guarantor	Guarantor		TWC
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(in millions)
ASSETS
Current assets:
Cash and equivalents	$313	$48	$—	$—	$361
Receivables, net	33	152	363	—	548
Receivables from affiliated parties	15	8	42	(65)	—
Deferred income tax assets	139	107	89	(196)	139
Other current assets	108	62	69	—	239

Total current assets	608	377	563	(261)	1,287
Investments in and amounts due from consolidated subsidiaries	41,034	21,089	10,747	(72,870)	—
Investments	18	6	937	—	961
Property, plant and equipment, net	17	3,707	9,997	—	13,721
Intangible assets subject to amortization, net	—	5	207	—	212
Intangible assets not subject to amortization	—	6,216	17,876	—	24,092
Goodwill	4	3	2,105	—	2,112
Other assets	199	10	32	—	241

Total assets	$41,880	$31,413	$42,464	$(73,131)	$42,626

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$—	$97	$182	$—	$279
Deferred revenue and subscriber-related liabilities	—	56	122	—	178
Payables to affiliated parties	8	42	15	(65)	—
Accrued programming expense	—	744	35	—	779
Other current liabilities	597	477	521	—	1,595

Total current liabilities	605	1,416	875	(65)	2,831
Long-term debt	18,426	2,712	—	—	21,138
Mandatorily redeemable preferred equity	—	1,928	300	(1,928)	300
Deferred income tax liabilities, net	9,041	4,479	4,409	(8,886)	9,043
Long-term payables to affiliated parties	4,766	471	8,704	(13,941)	—
Other liabilities	149	110	157	—	416
TWC shareholders’ equity:
Due to TWC and subsidiaries	—	7	186	(193)	—
Other TWC shareholders’ equity	8,893	16,558	27,833	(44,391)	8,893

Total TWC shareholders’ equity	8,893	16,565	28,019	(44,584)	8,893
Noncontrolling interests	—	3,732	—	(3,727)	5

Total equity	8,893	20,297	28,019	(48,311)	8,898

Total liabilities and equity	$41,880	$31,413	$42,464	$(73,131)	$42,626

TIME WARNER CABLE INC.
SUPPLEMENTARY INFORMATION
CONDENSED CONSOLIDATING FINANCIAL STATEMENTS—(Continued)
(Unaudited)
Consolidating Balance Sheet
December 31, 2009

			Non-
	Parent	Guarantor	Guarantor		TWC
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(in millions)
ASSETS
Current assets:
Cash and equivalents	$1,048	$—	$—	$—	$1,048
Receivables, net	26	211	426	—	663
Receivables from affiliated parties	20	8	215	(243)	—
Deferred income tax assets	139	107	89	(196)	139
Other current assets	153	50	49	—	252

Total current assets	1,386	376	779	(439)	2,102
Investments in and amounts due from consolidated subsidiaries	40,951	20,774	10,593	(72,318)	—
Investments	19	5	951	—	975
Property, plant and equipment, net	17	3,948	9,954	—	13,919
Intangible assets subject to amortization, net	—	5	269	—	274
Intangible assets not subject to amortization	—	6,216	17,876	—	24,092
Goodwill	4	3	2,104	—	2,111
Other assets	180	9	32	—	221

Total assets	$42,557	$31,336	$42,558	$(72,757)	$43,694

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$—	$176	$302	$—	$478
Deferred revenue and subscriber-related liabilities	—	45	125	—	170
Payables to affiliated parties	8	215	20	(243)	—
Accrued programming expense	—	697	41	—	738
Other current liabilities	464	545	563	—	1,572

Total current liabilities	472	1,678	1,051	(243)	2,958
Long-term debt	19,617	2,714	—	—	22,331
Mandatorily redeemable preferred equity	—	1,928	300	(1,928)	300
Deferred income tax liabilities, net	8,955	4,428	4,360	(8,786)	8,957
Long-term payables to affiliated parties	4,640	512	8,704	(13,856)	—
Other liabilities	188	108	163	—	459
TWC shareholders’ equity:
Due to TWC and subsidiaries	—	7	571	(578)	—
Other TWC shareholders’ equity	8,685	16,315	27,409	(43,724)	8,685

Total TWC shareholders’ equity	8,685	16,322	27,980	(44,302)	8,685
Noncontrolling interests	—	3,646	—	(3,642)	4

Total equity	8,685	19,968	27,980	(47,944)	8,689

Total liabilities and equity	$42,557	$31,336	$42,558	$(72,757)	$43,694

TIME WARNER CABLE INC.
SUPPLEMENTARY INFORMATION
CONDENSED CONSOLIDATING FINANCIAL STATEMENTS—(Continued)
(Unaudited)
Consolidating Statement of Operations
Three Months Ended March 31, 2010

			Non-
	Parent	Guarantor	Guarantor		TWC
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(in millions)
Revenues	$—	$741	$3,858	$—	$4,599

Costs of revenues	—	434	1,761	—	2,195
Selling, general and administrative	—	20	715	—	735
Depreciation	—	188	555	—	743
Amortization	—	—	65	—	65
Intercompany royalties	—	(86)	86	—	—
Restructuring costs	—	5	6	—	11

Total costs and expenses	—	561	3,188	—	3,749

Operating Income	—	180	670	—	850
Equity in pretax income of consolidated subsidiaries	553	359	53	(965)	—
Interest expense, net	(67)	(126)	(154)	—	(347)
Other income (expense), net	—	1	(16)	—	(15)

Income before income taxes	486	414	553	(965)	488
Income tax provision	(272)	(197)	(191)	387	(273)

Net income	214	217	362	(578)	215
Less: Net income attributable to noncontrolling interests	—	(25)	—	24	(1)

Net income attributable to TWC shareholders	$214	$192	$362	$(554)	$214

TIME WARNER CABLE INC.
SUPPLEMENTARY INFORMATION
CONDENSED CONSOLIDATING FINANCIAL STATEMENTS—(Continued)
(Unaudited)
Consolidating Statement of Operations
Three Months Ended March 31, 2009

			Non-
	Parent	Guarantor	Guarantor		TWC
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(in millions)
Revenues	$—	$940	$3,474	$(50)	$4,364

Costs of revenues	—	528	1,654	(50)	2,132
Selling, general and administrative	—	119	606	—	725
Depreciation	—	180	511	—	691
Amortization	—	—	57	—	57
Restructuring costs	—	22	21	—	43

Total costs and expenses	—	849	2,849	(50)	3,648

Operating Income	—	91	625	—	716
Equity in pretax income (loss) of consolidated subsidiaries	597	457	(56)	(998)	—
Interest income (expense), net	(222)	(106)	38	—	(290)
Other expense, net	(34)	(7)	(10)	—	(51)

Income before income taxes	341	435	597	(998)	375
Income tax provision	(177)	(190)	(187)	363	(191)

Net income	164	245	410	(635)	184
Less: Net income attributable to noncontrolling interests	—	8	—	(28)	(20)

Net income attributable to TWC shareholders	$164	$253	$410	$(663)	$164

TIME WARNER CABLE INC.
SUPPLEMENTARY INFORMATION
CONDENSED CONSOLIDATING FINANCIAL STATEMENTS—(Continued)
(Unaudited)
Consolidating Statement of Cash Flows
Three Months Ended March 31, 2010

			Non-
	Parent	Guarantor	Guarantor		TWC
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(in millions)
Cash provided (used) by operating activities	$(41)	$16	$1,182	$229	$1,386

INVESTING ACTIVITIES
Acquisitions and investments, net of cash acquired and distributions received	35	(129)	21	90	17
Capital expenditures	—	(45)	(691)	—	(736)
Other investing activities	—	—	2	—	2

Cash provided (used) by investing activities	35	(174)	(668)	90	(717)

FINANCING ACTIVITIES
Borrowings (repayments), net	(1,130)	(36)	—	(90)	(1,256)
Proceeds from exercise of stock options	39	—	—	—	39
Payment of cash dividend	(144)	—	—	—	(144)
Net change in investments in and amounts due to and from consolidated subsidiaries	506	238	(515)	(229)	—
Other financing activities	—	4	1	—	5

Cash provided (used) by financing activities	(729)	206	(514)	(319)	(1,356)

Increase (decrease) in cash and equivalents	(735)	48	—	—	(687)
Cash and equivalents at beginning of period	1,048	—	—	—	1,048

Cash and equivalents at end of period	$313	$48	$—	$—	$361

TIME WARNER CABLE INC.
SUPPLEMENTARY INFORMATION
CONDENSED CONSOLIDATING FINANCIAL STATEMENTS—(Continued)
(Unaudited)
Consolidating Statement of Cash Flows
Three Months Ended March 31, 2009

			Non-
	Parent	Guarantor	Guarantor		TWC
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(in millions)
Cash provided by operating activities	$701	$132	$283	$25	$1,141

INVESTING ACTIVITIES
Acquisitions and investments, net of cash acquired and distributions received	33	(3,589)	(63)	3,628	9
Capital expenditures	(11)	(224)	(534)	—	(769)
Other investing activities	—	—	1	—	1

Cash provided (used) by investing activities	22	(3,813)	(596)	3,628	(759)

FINANCING ACTIVITIES
Borrowings (repayments), net	(1,510)	38	—	1,472	—
Borrowings	8,614	—	—	—	8,614
Repayments	(3,182)	—	—	—	(3,182)
Debt issuance costs	(11)	—	—	—	(11)
Payment of special cash dividend	(10,856)	—	—	—	(10,856)
Net change in investments in and amounts due to and from consolidated subsidiaries	1,195	(1,533)	313	25	—

Cash provided (used) by financing activities	(5,750)	(1,495)	313	1,497	(5,435)

Decrease in cash and equivalents	(5,027)	(5,176)	—	5,150	(5,053)
Cash and equivalents at beginning of period	5,395	5,204	—	(5,150)	5,449

Cash and equivalents at end of period	$368	$28	$—	$—	$396

Part II. Other Information
Item 1. Legal Proceedings.
     Reference is made to the lawsuit filed by Brantley, et al. described on page 23 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 (the “2009 Form 10-K”). On April 19, 2010, plaintiffs appealed the district court’s decision to dismiss the Third Amended Complaint with prejudice, terminating the action.
     Reference is made to the lawsuit filed by Mecklenburg County described on page 23 of the 2009 Form 10-K. On February 25, 2010, Mecklenburg County filed a notice of appeal with the U.S. Court of Appeals for the Fourth Circuit seeking review of the district court’s grant of Time Warner Entertainment-Advance/Newhouse Partnership’s motion for summary judgment.
Item 1A. Risk Factors.
     There have been no material changes in the Company’s risk factors from those disclosed in Part I, Item 1A of the 2009 Form 10-K.
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

Date: April 29, 2010

EXHIBIT INDEX
Pursuant to Item 601 of Regulation S-K

Exhibit
Number	Description

10.1	Amended and Restated Employment and Termination Agreement, dated as of June 1, 2000, between Time Warner Entertainment Company, L.P. (“TWE”) and Marc Lawrence-Apfelbaum (as renewed through 2012).

10.2	First Amendment, effective as of January 1, 2008, to Employment Agreement between TWE and Marc Lawrence-Apfelbaum.

10.3	Letter agreement, dated December 10, 2009, between TWE and Marc Lawrence-Apfelbaum.

10.4	Second Amendment, effective as of January 1, 2010, to Employment Agreement between TWE and Marc Lawrence-Apfelbaum.

18	Preferability Letter from Ernst & Young LLP.

31.1
Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010.

31.2
Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010.

32
Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010.†

101
The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010, filed with the SEC on April 29, 2010, formatted in eXtensible Business Reporting Language:
(i) Consolidated Balance Sheet as of March 31, 2010 and December 31, 2009, (ii) Consolidated Statement of Operations for the three months ended March 31, 2010 and 2009, (iii) Consolidated Statement of Cash Flows for the three months ended March 31, 2010 and 2009, (iv) Consolidated Statement of Equity for the three months ended March 31, 2010 and 2009, (v) Notes to Consolidated Financial Statements and (vi) Supplementary Information — Condensed Consolidating Financial Statements.†

†
This exhibit will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 (15 U.S.C. 78r), or otherwise subject to the liability of that section. Such exhibit will not be deemed to be incorporated by reference into any filing under the Securities Act or Securities Exchange Act, except to the extent that the Company specifically incorporates it by reference.