Form 10-Q
period 2010-06-30
TIME WARNER CABLE INC.
filed 2010-08-05
CIK 1377013

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010 or

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

Large accelerated filer ☑	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☑

Shares Outstanding
Description of Class	as of July 30, 2010

Common Stock – $.01 par value	355,416,054

TIME WARNER CABLE INC.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
AND OTHER FINANCIAL INFORMATION

Page
PART I. FINANCIAL INFORMATION
Management’s Discussion and Analysis of Results of Operations and Financial Condition	1
Item 4. Controls and Procedures	19
Consolidated Balance Sheet as of June 30, 2010 and December 31, 2009	20
Consolidated Statement of Operations for the Three and Six Months Ended June 30, 2010 and 2009	21
Consolidated Statement of Cash Flows for the Six Months Ended June 30, 2010 and 2009	22
Consolidated Statement of Equity for the Six Months Ended June 30, 2010 and 2009	23
Notes to Consolidated Financial Statements	24
Supplementary Information	38

PART II. OTHER INFORMATION
Item 1. Legal Proceedings	47
Item 1A. Risk Factors	47
Item 5. Other Information	47
Item 6. Exhibits	47
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

•	Financial statement presentation. This section provides a summary of how the Company’s operations are presented in the accompanying consolidated financial statements.

•	Results of operations. This section provides an analysis of the Company’s results of operations for the three and six months ended June 30, 2010.

•	Financial condition and liquidity. This section provides an analysis of the Company’s financial condition as of June 30, 2010 and cash flows for the six months ended June 30, 2010.

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

OVERVIEW
        TWC is the second-largest cable operator in the U.S., with technologically advanced, well-clustered systems located mainly in five geographic areas – New York State (including New York City), the Carolinas, Ohio, Southern California (including Los Angeles) and Texas. As of June 30, 2010, TWC served approximately 14.5 million residential and commercial customers who subscribed to one or more of its three primary subscription services – video, high-speed data and voice – totaling approximately 26.7 million primary service units.
        TWC offers video, high-speed data and voice services over its broadband cable systems to residential and commercial customers. TWC markets its services separately and in “bundled” packages of multiple services and features. As of June 30, 2010, 59.0% of TWC’s residential and commercial customers subscribed to two or more of its primary services, including 25.3% of its customers who subscribed to all three primary services. TWC also sells advertising to a variety of national, regional and local advertising customers.
        Video generates the largest share of TWC’s revenues and, as of June 30, 2010, TWC had approximately 12.7 million video subscribers, of which approximately 9.1 million received digital video signals. Although TWC expects to continue to lose video subscribers as a result of increased competition, TWC believes it will continue to increase video revenues for the foreseeable future through the offering of incremental video services (e.g., digital video recorder services and additional programming tiers), as well as through equipment rentals and price increases; however, future video revenue growth rates will depend on video subscriber and penetration levels, competition, regulation, pricing and the state of the economy. TWC also offers video services to business customers, and of the Company’s 12.7 million video subscribers as of June 30, 2010, 163,000 were commercial video subscribers. Video programming costs represent a major component of TWC’s expenses and are expected to continue to increase, reflecting rate increases on existing programming services, costs associated with retransmission consent agreements, growth in video subscribers taking tiers of service with more channels and the expansion of service offerings (e.g., new network channels). TWC expects that its video programming costs as a percentage of video revenues will continue to increase as increases in programming costs outpace growth in video revenues.

TIME WARNER CABLE INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS
OF OPERATIONS AND FINANCIAL CONDITION—(Continued)
        As of June 30, 2010, TWC had approximately 9.3 million residential high-speed data subscribers and 315,000 commercial high-speed data subscribers. TWC’s commercial high-speed data services include high-speed data, networking and transport services. TWC expects continued growth in high-speed data subscribers and revenues for the foreseeable future; however, future high-speed data subscriber and revenue growth rates will depend on high-speed data penetration levels, competition, regulation, pricing, the rate of wireless substitution of wireline high-speed data service and the state of the economy.
        During the fourth quarter of 2009, TWC began launching a wireless mobile broadband service in several cities and expects to continue the roll-out during the remainder of 2010 and over the next several years. The Company estimates that it will incur start up losses of approximately $50 million during 2010 in connection with the deployment of this service, of which approximately $10 million and $15 million were incurred during the three and six months ended June 30, 2010, respectively.
        As of June 30, 2010, TWC had approximately 4.3 million residential Digital Phone subscribers. TWC also offers its commercial Digital Phone service, Business Class Phone, in nearly all of its operating areas and had 90,000 commercial Digital Phone subscribers as of June 30, 2010. TWC expects increases in Digital Phone subscribers and revenues for the foreseeable future; however, future Digital Phone subscriber and revenue growth rates will depend on Digital Phone penetration levels, competition, regulation, pricing, the rate of wireless substitution of wireline phone service and the state of the economy.
        TWC faces intense competition for customers from a variety of alternative communications, information and entertainment delivery sources. TWC competes with incumbent local telephone companies, including AT&T Inc. and Verizon Communications Inc., across each of its primary services. Some of these telephone companies offer a broad range of services with features and functions comparable to those provided by TWC and in bundles similar to those offered by TWC, sometimes with the addition of wireless service. Each of TWC’s services also faces competition from other companies that provide services on a stand-alone basis. TWC’s video service faces competition from direct broadcast satellite services, and increasingly from companies that deliver content to consumers over the Internet. TWC’s high-speed data service faces competition from wireless data providers, and competition in voice service is increasing as more homes in the U.S. are replacing their wireline telephone service with wireless service or “over-the-top” phone service, such as that provided by Vonage or Skype. Technological advances and product innovations have increased and will likely continue to increase the number of alternatives available to TWC’s customers and potential customers, further intensifying competition. The more competitive environment may negatively affect the growth of primary service units and average monthly subscription revenues per primary service unit and, additionally, may increase TWC’s cost to obtain certain video programming.
        TWC’s business is also affected by the economic environment and, in particular, trends in new home formation, housing vacancy rates, unemployment rates and consumer spending levels. The Company believes that the challenging economic environment since 2008 has negatively affected its growth.
        Management believes that cash generated by or available to TWC should be sufficient to fund its capital and liquidity needs for the foreseeable future, including quarterly dividend payments. As of June 30, 2010, the Company had approximately $6.5 billion of unused committed financial capacity (including cash and equivalents). Additionally, there are no maturities of the Company’s long-term debt prior to the February 2011 maturity of the Company’s $5.875 billion senior unsecured five-year revolving credit facility (the “Revolving Credit Facility”), which, as of June 30, 2010, had no outstanding borrowings and supported no outstanding borrowings under the Company’s commercial paper program. The Company expects to enter into a new revolving credit agreement prior to the maturity of the current Revolving Credit Facility. See “Financial Condition and Liquidity” for further details regarding the Company’s committed financial capacity.

TIME WARNER CABLE INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS
OF OPERATIONS AND FINANCIAL CONDITION—(Continued)
Recent Developments
Common Stock Dividend
        On each of March 15, 2010 and June 15, 2010, the Company paid a quarterly cash dividend of $0.40 per share of TWC common stock to stockholders of record at the close of business on February 26, 2010 and May 28, 2010, respectively. The total amount of dividends paid during the six months ended June 30, 2010 was $288 million. On July 30, 2010, the Company’s Board of Directors declared a quarterly cash dividend of $0.40 per share of TWC common stock, payable in cash on September 15, 2010 to stockholders of record at the close of business on August 31, 2010.
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
        During the first quarter of 2010, the Company revised its annual impairment testing date to July 1 to coincide more closely with the Company’s annual preparation of long range projections (“LRPs”), which are a significant component used in the impairment analysis. Prior to the Company’s separation (the “Separation”) from Time Warner Inc. (“Time Warner”) (discussed further below), the Company’s LRPs were prepared during the fourth quarter of each year, consistent with Time Warner’s other business units. After the Separation, the Company began preparing its LRPs in the middle of each year. Accordingly, the Company believes the change in the annual impairment testing date to be preferable in its circumstances. This change is being applied on a prospective basis. The Company does not believe this change would have delayed, accelerated or avoided an impairment charge in prior periods.
        The Company has commenced its 2010 annual impairment testing, which it expects to complete by the end of the third quarter of 2010.
FINANCIAL STATEMENT PRESENTATION
Revenues
        The Company’s revenues consist of Subscription and Advertising revenues. Subscription revenues consist of revenues from video, high-speed data and voice services.
        Video revenues include residential and commercial subscriber fees for the Company’s three main levels or “tiers” of video programming—Basic Service Tier (“BST”), Expanded Basic Service Tier (or Cable Programming Service Tier) (“CPST”) and Digital Basic Service Tier (“DBT”), as well as fees for genre-based programming tiers, such as movies, sports and Spanish language tiers. Video revenues also include related equipment rental charges, installation charges and fees collected on behalf of local franchising authorities and the Federal Communications Commission (the “FCC”). Additionally, video revenues include revenues from premium channels, transactional video-on-demand (e.g., events and movies) and digital video recorder services. Several ancillary items are also included within video revenues, such as commissions earned on the sale of merchandise by home shopping networks and revenues from home security services.

TIME WARNER CABLE INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS
OF OPERATIONS AND FINANCIAL CONDITION—(Continued)
        High-speed data revenues primarily include subscriber fees from both residential and commercial subscribers, along with related home networking fees and installation charges. High-speed data revenues also include fees paid to TWC by (a) the Advance/Newhouse Partnership for the ability to distribute TWC’s Road RunnerTM High Speed Online (“Road Runner”) high-speed data service and TWC’s management of certain functions for the Advance/Newhouse Partnership, including, among others, programming and engineering, and (b) other distributors of TWC’s Road Runner high-speed data service. In addition, high-speed data revenues include fees received from third-party internet service providers whose on-line services are provided to some of TWC’s customers (e.g., Earthlink). Commercial high-speed data revenues also include amounts generated by the sale of commercial networking and transport services. These services include point-to-point transport services offered to wireless telephone providers (i.e., cell tower backhaul), Internet service providers and competitive carriers on a wholesale basis, as well as Metro Ethernet service.
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
Basis of Presentation
Separation from Time Warner
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
Recent Accounting Standards
        See Note 2 to the accompanying consolidated financial statements for accounting standards adopted in 2010 and recently issued accounting standards not yet adopted.
RESULTS OF OPERATIONS
Three and Six Months Ended June 30, 2010 Compared to Three and Six Months Ended June 30, 2009
        The following discussion provides an analysis of the Company’s results of operations and should be read in conjunction with the accompanying consolidated statement of operations, as well as the consolidated financial statements and notes thereto and MD&A included in the 2009 Form 10-K.

TIME WARNER CABLE INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS
OF OPERATIONS AND FINANCIAL CONDITION—(Continued)
        Revenues. Revenues by major category were as follows (in millions):

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2010	2009	%Change	2010	2009	%Change
Subscription:
Video	$2,781	$2,706	2.8%	$5,521	$5,373	2.8%
High-speed data	1,232	1,123	9.7%	2,425	2,224	9.0%
Voice	505	471	7.2%	998	922	8.2%

Total Subscription	4,518	4,300	5.1%	8,944	8,519	5.0%
Advertising	216	174	24.1%	389	319	21.9%

Total	$4,734	$4,474	5.8%	$9,333	$8,838	5.6%

        Selected subscriber-related statistics were as follows (in thousands):

	June 30,
	2010	2009	% Change
Video(a)	12,706	13,048	(2.6%)
Residential high-speed data(b)(c)	9,291	8,757	6.1%
Commercial high-speed data(b)(c)	315	289	9.0%
Residential Digital Phone(c)(d)	4,302	4,016	7.1%
Commercial Digital Phone(c)(d)	90	48	87.5%
Primary service units(e)	26,704	26,158	2.1%
Digital video(f)(g)	9,059	8,802	2.9%
Revenue generating units(g)(h)	35,763	34,960	2.3%
Customer relationships(g)(i)	14,498	14,652	(1.1%)
Double play(g)(j)	4,889	4,834	1.1%
Triple play(g)(k)	3,658	3,335	9.7%

(a)	Video subscriber numbers reflect billable subscribers who receive at least the BST video programming tier.

(b)	High-speed data subscriber numbers reflect billable subscribers who receive TWC’s Road Runner high-speed data service or any of the other high-speed data services offered by TWC.

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

(g)
During the three months ended June 30, 2010, the Company recorded adjustments that increased both digital video subscribers and revenue generating units by 41,000 and triple play subscribers by 69,000. The Company also recorded adjustments that reduced customer relationships and double play subscribers by 76,000 and 64,000, respectively. These adjustments are reflected in the Company’s subscriber numbers as of June 30, 2010.

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
        For the three months ended June 30, 2010, residential subscription revenues increased 4.2% to $4.250 billion and commercial subscription revenues increased 20.2% to $268 million. For the six months ended June 30, 2010, residential subscription revenues increased 4.2% to $8.422 billion and commercial subscription revenues increased 19.7% to $522 million. Total subscription revenues increased 5.1% and 5.0% for the three and six months ended June 30, 2010, respectively, as a result of increases in video, high-speed data and voice revenues.

TIME WARNER CABLE INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS
OF OPERATIONS AND FINANCIAL CONDITION—(Continued)
        The increase in video revenues was primarily due to video price increases, the continued growth of digital video subscribers and increases in revenues from digital video recorder service and transactional video-on-demand, which were partially offset by a decrease in video subscribers. Commercial video revenues were $67 million and $131 million for the three and six months ended June 30, 2010, respectively, compared to $63 million and $123 million for the three and six months ended June 30, 2009, respectively. Additional information regarding the major components of video revenues was as follows (in millions):

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2010	2009	%Change	2010	2009	%Change
Programming tiers(a)	$1,822	$1,811	0.6%	$3,633	$3,598	1.0%
Premium channels	217	219	(0.9%)	434	438	(0.9%)
Transactional video-on-demand	105	96	9.4%	195	186	4.8%
Video equipment rental and installation charges	327	298	9.7%	645	593	8.8%
Digital video recorder service	146	129	13.2%	288	251	14.7%
Franchise and other fees(b)	125	119	5.0%	247	237	4.2%
Other	39	34	14.7%	79	70	12.9%

Total	$2,781	$2,706	2.8%	$5,521	$5,373	2.8%

(a)	Programming tier revenues include subscriber fees for the BST, CPST and DBT video programming tiers, as well as genre-based programming tiers, such as movie, sports and Spanish language tiers.

(b)	Franchise and other fees include fees collected on behalf of local franchising authorities and the FCC.
        High-speed data revenues increased primarily due to growth in high-speed data subscribers and, to a lesser extent, increases in average revenues per subscriber and other commercial service revenues (e.g., cell tower backhaul and Metro Ethernet revenues). Commercial high-speed data revenues were $172 million and $336 million for the three and six months ended June 30, 2010, respectively, compared to $144 million and $284 million for the three and six months ended June 30, 2009, respectively.
        The increase in voice revenues was due to growth in Digital Phone subscribers, partially offset by a decrease in average revenues per subscriber. Commercial voice revenues were $29 million and $55 million for the three and six months ended June 30, 2010, respectively, compared to $16 million and $29 million for the three and six months ended June 30, 2009, respectively.
        Average monthly subscription revenues (which includes video, high-speed data and voice revenues) per unit were as follows:

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2010	2009	%Change	2010	2009	%Change
Average monthly subscription revenues per:
Customer relationship(a)	$103.46	$97.73	5.9%	$102.39	$97.02	5.5%
Primary service unit	56.40	54.90	2.7%	56.08	54.78	2.4%

(a)
During the three months ended June 30, 2010, the Company recorded adjustments that reduced customer relationships by 76,000. This adjustment is reflected in the Company’s subscriber numbers as of June 30, 2010, impacting the average customer relationships used to calculate average monthly subscription revenues per customer relationship for the three and six months ended June 30, 2010.

        Advertising revenues increased primarily due to higher revenues from regional, local and, to a lesser extent, national businesses, as well as growth in political advertising revenues. The Company expects that Advertising revenues will increase during the second half of 2010 as compared to 2009 primarily as a result of higher political advertising revenues and the continuing recovery of the advertising market.

TIME WARNER CABLE INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS
OF OPERATIONS AND FINANCIAL CONDITION—(Continued)
        Costs of revenues. The major components of costs of revenues were as follows (in millions):

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2010	2009	%Change	2010	2009	%Change
Video programming	$1,059	$1,001	5.8%	$2,113	$2,004	5.4%
Employee(a)	648	641	1.1%	1,290	1,293	(0.2%)
High-speed data	32	33	(3.0%)	66	66	—
Voice	167	157	6.4%	329	309	6.5%
Video franchise and other fees(b)	125	119	5.0%	247	237	4.2%
Other direct operating costs(a)	192	177	8.5%	373	351	6.3%

Total	$2,223	$2,128	4.5%	$4,418	$4,260	3.7%

Costs of revenues as a percentage of revenues	47.0%	47.6%		47.3%	48.2%

(a)
Employee and other direct operating costs include costs directly associated with the delivery of the Company’s video, high-speed data and voice services to subscribers and the maintenance of the Company’s delivery systems.

(b)	Video franchise and other fees include fees collected on behalf of local franchising authorities and the FCC.
        For the three and six months ended June 30, 2010, costs of revenues increased 4.5% and 3.7%, respectively, primarily related to increases in video programming and voice costs.
        The increase in video programming costs was primarily due to contractual rate increases, incremental costs associated with the continued retransmission of certain local broadcast stations and increased transactional video-on-demand expense, partially offset by a decline in video subscribers and premium channel subscriptions. Average programming costs per video subscriber increased 8.2% to $27.63 per month for the three months ended June 30, 2010 from $25.53 per month for the three months ended June 30, 2009. Average programming costs per video subscriber increased 7.7% to $27.52 per month for the six months ended June 30, 2010 from $25.55 per month for the six months ended June 30, 2009.
        Employee costs for the three months ended June 30, 2010 increased as a result of higher costs associated with commercial service-related employees. For the six months ended June 30, 2010, higher commercial service-related employee costs were more than offset by a decline in residential service-related employee costs, primarily resulting from decreased connect and installation activity. Employee expense for both the three and six months ended June 30, 2010 was also impacted by a decrease in pension expense, which was partially offset by higher employee medical expense.
        Voice costs consist of the direct costs associated with the delivery of voice services, including network connectivity costs. Voice costs for the three and six months ended June 30, 2010 increased primarily due to growth in Digital Phone subscribers.

TIME WARNER CABLE INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS
OF OPERATIONS AND FINANCIAL CONDITION—(Continued)
        Selling, general and administrative expenses. The components of selling, general and administrative expenses were as follows (in millions):

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2010	2009	%Change	2010	2009	%Change
Employee	$306	$276	10.9%	$623	$579	7.6%
Marketing	156	128	21.9%	307	268	14.6%
Bad debt(a)	40	51	(21.6%)	57	94	(39.4%)
Separation-related “make-up” equity award costs(b)	2	2	—	4	2	100.0%
Other	258	239	7.9%	506	478	5.9%

Total	$762	$696	9.5%	$1,497	$1,421	5.3%

(a)
Bad debt expense includes amounts charged to expense associated with the Company’s allowance for doubtful accounts and collection expenses, net of late fees billed to subscribers. Late fees billed to subscribers were $34 million and $67 million for the three and six months ended June 30, 2010, respectively, and $26 million and $52 million for the three and six months ended June 30, 2009, respectively.

(b)
As a result of the Separation, pursuant to their terms, Time Warner equity awards held by TWC employees were forfeited and/or experienced a reduction in value as of the date of the Separation. Amounts represent the costs associated with TWC stock options and restricted stock units granted to TWC employees during the second quarter of 2009 to offset these forfeitures and/or reduced values (“Separation-related ‘make-up’ equity award costs”).

        Selling, general and administrative expenses for the three and six months ended June 30, 2010 increased primarily due to higher employee and marketing expenses, partially offset by a decrease in bad debt expense. The increase in employee costs was primarily due to higher headcount and compensation, partially as a result of increased costs associated with commercial service-related employees. Marketing expense increased primarily as a result of the timing of marketing spending. The decrease in bad debt expense was primarily due to improvements in collection efforts.
        Restructuring costs. The results include restructuring costs of $20 million and $31 million for the three and six months ended June 30, 2010, respectively, and $7 million and $50 million for the three and six months ended June 30, 2009, respectively, primarily related to headcount reductions, as well as the termination of a facility lease during the second quarter of 2010. During the first quarter of 2009, TWC began a significant restructuring, resulting in the elimination of approximately 1,300 positions during 2009, of which approximately 900 occurred during the first half of the year. During the first half of 2010, TWC eliminated approximately 350 additional positions as a result of this restructuring. Full-year 2010 restructuring costs are expected to be approximately $50 million.
        Gain on sale of cable systems. During the second quarter of 2009, the Company recovered $2 million of losses associated with the 2008 sale of certain non-core cable systems as a result of additional working capital adjustments.

TIME WARNER CABLE INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS
OF OPERATIONS AND FINANCIAL CONDITION—(Continued)
        Reconciliation of OIBDA to Operating Income. The following table reconciles OIBDA to Operating Income. In addition, the table provides the components from Operating Income to net income attributable to TWC shareholders for purposes of the discussions that follow (in millions):

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2010	2009	%Change	2010	2009	%Change
OIBDA	$1,729	$1,645	5.1%	$3,387	$3,109	8.9%
Depreciation	(749)	(701)	6.8%	(1,492)	(1,392)	7.2%
Amortization	(62)	(62)	—	(127)	(119)	6.7%

Operating Income	918	882	4.1%	1,768	1,598	10.6%
Interest expense, net	(341)	(336)	1.5%	(688)	(626)	9.9%
Other expense, net	(18)	(13)	38.5%	(33)	(64)	(48.4%)

Income before income taxes	559	533	4.9%	1,047	908	15.3%
Income tax provision	(217)	(216)	0.5%	(490)	(407)	20.4%

Net income	342	317	7.9%	557	501	11.2%
Less: Net income attributable to noncontrolling interests	—	(1)	(100.0%)	(1)	(21)	(95.2%)

Net income attributable to TWC shareholders	$342	$316	8.2%	$556	$480	15.8%

        OIBDA. As discussed above, for the three and six months ended June 30, 2010, OIBDA was impacted by restructuring costs and Separation-related “make-up” equity award costs. For the three and six months ended June 30, 2009, OIBDA was impacted by restructuring costs, Separation-related “make-up” equity award costs and the gain on sale of cable systems. Excluding these items, OIBDA for the three and six months ended June 30, 2010 increased principally as a result of revenue growth, partially offset by higher costs of revenues and selling, general and administrative expenses, as discussed above.
        Depreciation expense. The increase in depreciation expense for the three and six months ended June 30, 2010 was primarily associated with continued investments in customer premise equipment, scalable infrastructure and line extensions occurring during or subsequent to the comparable period in 2009.
        Amortization expense. The increase in amortization expense for the six months ended June 30, 2010 was primarily due to a benefit of approximately $13 million recorded during the first half of 2009 to reduce excess amortization recorded in prior years.
        The Company expects amortization expense to decrease significantly in the second half of 2010 compared to the second half of 2009 as approximately $880 million of customer relationships acquired in the July 31, 2006 transactions with Adelphia Communications Corporation and Comcast Corporation will be fully amortized as of July 31, 2010. As of June 30, 2010, such customer relationships had a remaining balance, net of accumulated amortization, of $17 million.
        Operating Income. As discussed above, for the three and six months ended June 30, 2010, Operating Income was impacted by restructuring costs and Separation-related “make-up” equity award costs. For the three and six months ended June 30, 2009, Operating Income was impacted by restructuring costs, Separation-related “make-up” equity award costs and the gain on sale of cable systems. Excluding these items, Operating Income for the three and six months ended June 30, 2010 increased primarily due to the increase in OIBDA, partially offset by the increase in depreciation expense, as discussed above.
        Interest expense, net. Interest expense, net, for the three months ended June 30, 2010 increased slightly primarily due to higher average interest rates on outstanding debt during the period. Interest expense, net, for the six months ended June 30, 2010 increased primarily due to higher average debt outstanding during the first quarter of 2010 as compared to the first quarter of 2009. Additionally, interest expense, net, for the six months ended June 30, 2009 included $13 million of debt issuance costs primarily related to upfront loan fees on a 364-day senior unsecured term loan facility entered into in 2008 in connection with the Separation, which were recognized as expense when the facility was repaid and terminated following the Company’s public debt issuance in March 2009.

TIME WARNER CABLE INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS
OF OPERATIONS AND FINANCIAL CONDITION—(Continued)
        Other expense, net. Other expense, net, detail is shown in the table below (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Direct transaction costs related to the Separation(a)	$—	$(1)	$—	$(28)
Loss from equity investments, net(b)	(21)	(10)	(41)	(23)
Impairment of investment in The Reserve Fund’s Primary Fund	—	—	—	(10)
Other investment gains	—	3	—	3
Equity award reimbursement obligation to Time Warner(c)	3	(6)	7	(8)
Other	—	1	1	2

Other expense, net	$(18)	$(13)	$(33)	$(64)

(a)	Amounts primarily consist of legal and professional fees.
(b)	The increase in loss from equity investments, net, for the three and six months ended June 30, 2010 was primarily due to increases in losses incurred by Clearwire Communications LLC.
(c)	See Note 3 to the accompanying consolidated financial statements for a discussion of the Company’s accounting for its equity award reimbursement obligation to Time Warner.
        Income tax provision. For the three months ended June 30, 2010 and 2009, the Company recorded income tax provisions of $217 million and $216 million, respectively. For the six months ended June 30, 2010 and 2009, the Company recorded income tax provisions of $490 million and $407 million, respectively. The effective tax rate was 38.8% and 40.5% for the three months ended June 30, 2010 and 2009, respectively, and 46.8% and 44.8% for the six months ended June 30, 2010 and 2009, respectively.
        The income tax provision and the effective tax rate for the six months ended June 30, 2010 were impacted by a net noncash charge of $70 million related to the reversal of previously recognized deferred income tax benefits primarily as a result of the expiration, on March 12, 2010, of vested Time Warner stock options held by TWC employees. As a result of the Separation on March 12, 2009, TWC employees who held stock options under Time Warner equity plans were treated as if their employment with Time Warner had been terminated without cause at the time of the Separation. In most cases, this treatment resulted in shortened exercise periods, generally one year from the date of Separation, for vested Time Warner stock options held by TWC employees.
        Vested Time Warner stock options held primarily by certain retirement-eligible TWC employees (pursuant to the terms of the award agreements) have exercise periods of up to five years from the date of the Separation and, as such, the Company estimates that it may incur additional noncash income tax expense of up to approximately $90 million through March 2014 upon the exercise or expiration of these stock options. This estimate and the timing of such charges are dependent on a number of variables related to Time Warner and TWC equity awards, including the respective stock prices and the timing of the exercise or expiration of stock options and restricted stock units.
        The income tax provision and the effective tax rate for the six months ended June 30, 2009 were impacted by the passage of the California state budget during the first quarter of 2009 that, in part, changed the methodology of income tax apportionment in California. This tax law change resulted in an increase in state deferred tax liabilities and a corresponding noncash tax provision of $38 million, which was recorded in the first quarter of 2009.
        Absent the impacts of the expiration of vested Time Warner stock options in 2010 and the tax law change in 2009, the effective tax rate would have been 40.1% and 40.6% for the six months ended June 30, 2010 and 2009, respectively.
        Net income attributable to noncontrolling interests. Net income attributable to noncontrolling interests for the six months ended June 30, 2010 decreased principally due to changes in the ownership structure of the Company that occurred during the first quarter of 2009 in connection with the Separation.

TIME WARNER CABLE INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS
OF OPERATIONS AND FINANCIAL CONDITION—(Continued)
        Net income attributable to TWC shareholders and net income per common share attributable to TWC common shareholders. Net income attributable to TWC shareholders and net income per common share attributable to TWC common shareholders were as follows for the three and six months ended June 30, 2010 and 2009 (in millions, except per share data):

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2010	2009	% Change	2010	2009	% Change
Net income attributable to TWC shareholders	$342	$316	8.2%	$556	$480	15.8%

Net income per common share attributable to
TWC common shareholders:
Basic	$0.96	$0.90	6.7%	$1.56	$1.39	12.2%

Diluted	$0.95	$0.89	6.7%	$1.55	$1.39	11.5%

        As discussed above, for the three and six months ended June 30, 2010, net income attributable to TWC shareholders and net income per common share attributable to TWC common shareholders were impacted by restructuring costs and Separation-related “make-up” equity award costs. For the three and six months ended June 30, 2009, net income attributable to TWC shareholders and net income per common share attributable to TWC common shareholders were impacted by restructuring costs, Separation-related “make-up” equity award costs and the gain on sale of cable systems. Excluding these items, for the three months ended June 30, 2010, net income attributable to TWC shareholders and net income per common share attributable to TWC common shareholders increased primarily due to an increase in Operating Income, partially offset by an increase in income tax provision, each as discussed above, and for the six months ended June 30, 2010, net income attributable to TWC shareholders and net income per common share attributable to TWC common shareholders increased primarily due to an increase in Operating Income and decreases in other expense, net, and net income attributable to noncontrolling interests, partially offset by increases in income tax provision and interest expense, net, each as discussed above.
FINANCIAL CONDITION AND LIQUIDITY
        Management believes that cash generated by or available to TWC should be sufficient to fund its capital and liquidity needs for the foreseeable future, including quarterly dividend payments. There are no maturities of the Company’s long-term debt prior to the February 2011 maturity of the Revolving Credit Facility, which, as of June 30, 2010, had no outstanding borrowings and supported no outstanding borrowings under the Company’s commercial paper program. The Company expects to enter into a new revolving credit agreement prior to the maturity of the current Revolving Credit Facility. TWC’s sources of cash include cash provided by operating activities, cash and equivalents on hand, borrowing capacity under its committed credit facility and commercial paper program, as well as access to capital markets.
        TWC’s unused committed financial capacity was $6.529 billion as of June 30, 2010, reflecting $814 million of cash and equivalents and $5.715 billion of available borrowing capacity under the Company’s $5.875 billion Revolving Credit Facility.
Current Financial Condition
        As of June 30, 2010, the Company had $21.247 billion of debt, $814 million of cash and equivalents (net debt of $20.433 billion, defined as total debt less cash and equivalents), $300 million of mandatorily redeemable non-voting Series A Preferred Equity Membership Units (the “TW NY Cable Preferred Membership Units”) issued by a subsidiary of TWC, Time Warner NY Cable LLC (“TW NY Cable”), and $9.172 billion of total TWC shareholders’ equity. As of December 31, 2009, the Company had $22.331 billion of debt, $1.048 billion of cash and equivalents (net debt of $21.283 billion), $300 million of TW NY Cable Preferred Membership Units and $8.685 billion of total TWC shareholders’ equity.

TIME WARNER CABLE INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS
OF OPERATIONS AND FINANCIAL CONDITION—(Continued)
        The following table shows the significant items contributing to the change in net debt from December 31, 2009 to June 30, 2010 (in millions):

Balance as of December 31, 2009	$21,283
Cash provided by operating activities	(2,692)
Capital expenditures	1,472
Dividends paid	288
Increase in the fair value of debt subject to interest rate swap contracts	177
All other, net	(95)

Balance as of June 30, 2010	$20,433

        In 2008, TWC filed a shelf registration statement on Form S-3 with the Securities and Exchange Commission (the “SEC”) that allows TWC to offer and sell from time to time senior and subordinated debt securities and debt warrants.
        On July 30, 2010, the Company’s Board of Directors declared a quarterly cash dividend of $0.40 per share of TWC common stock, payable in cash on September 15, 2010 to stockholders of record at the close of business on August 31, 2010.
Cash Flows
        Cash and equivalents decreased $234 million and $4.921 billion for the six months ended June 30, 2010 and 2009, respectively. Components of these changes are discussed below in more detail.
Operating Activities
        Details of cash provided by operating activities are as follows (in millions):

	Six Months Ended
	June 30,
	2010	2009
OIBDA	$3,387	$3,109
Gain on sale of cable systems	—	(2)
Noncash equity-based compensation	61	54
Net interest payments(a)	(669)	(517)
Pension plan contributions(b)	(1)	(81)
Net income tax payments(c)	(194)	(13)
Net restructuring accruals	2	15
All other, net, including working capital changes	106	6

Cash provided by operating activities	$2,692	$2,571

(a)	Amounts include interest income received (including amounts received under interest rate swap contracts) of $34 million and $3 million for the six months ended June 30, 2010 and 2009, respectively.
(b)	Amounts represent contributions to the Company’s funded and unfunded defined benefit pension plans.
(c)
Amounts include income tax refunds received of $90 million and $43 million for the six months ended June 30, 2010 and 2009, respectively, which primarily represent reimbursements from Time Warner in accordance with a tax sharing arrangement between TWC and Time Warner.

        Cash provided by operating activities increased from $2.571 billion for the six months ended June 30, 2009 to $2.692 billion for the six months ended June 30, 2010. This increase was primarily related to an increase in OIBDA (as previously discussed), the change in working capital requirements and the decrease in pension plan contributions, partially offset by increases in net income tax and interest payments.

TIME WARNER CABLE INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS
OF OPERATIONS AND FINANCIAL CONDITION—(Continued)
        The Company did not make any contributions to its funded defined benefit pension plans during the six months ended June 30, 2010 but may make discretionary cash contributions to its funded defined benefit pension plans during the second half of 2010. See Note 7 to the accompanying consolidated financial statements for additional discussion of the funded status of the Company’s defined benefit pension plans.
        Net income tax payments for the six months ended June 30, 2009 benefited from the impact of the accelerated depreciation deductions provided by the American Recovery and Reinvestment Act of 2009, partially offset by the reversal of a portion of similar benefits received in 2008 from the Economic Stimulus Act of 2008. These Acts provide for a first year bonus depreciation deduction of 50% of the cost of the Company’s qualified capital expenditures for the year. Net income tax payments for the six months ended June 30, 2010 were impacted by the absence of bonus depreciation and the reversal of a portion of the bonus depreciation benefits received in 2008 and 2009. The Company expects that net income taxes paid will continue to be significantly higher in the second half of 2010 as compared to 2009, primarily due to the absence of bonus depreciation (unless there is a legislative extension of bonus depreciation) and the reversal of a portion of the bonus depreciation benefits received in 2008 and 2009.
        Net interest payments for the six months ended June 30, 2010 increased primarily as a result of the timing of interest payments related to the public debt issuances in March and June 2009. The Company expects that its net interest payments will increase in the second half of 2010 as compared to 2009 primarily as a result of the timing of interest payments related to the public debt issuance in December 2009.
Investing Activities
        Details of cash used by investing activities are as follows (in millions):

	Six Months Ended
	June 30,
	2010	2009
Acquisitions and investments, net of cash acquired and distributions received:
The Reserve Fund’s Primary Fund(a)	$33	$54
SpectrumCo(b)	—	(27)
All other	(24)	(10)
Capital expenditures	(1,472)	(1,529)
Other investing activities	6	7

Cash used by investing activities	$(1,457)	$(1,505)

(a)	Amounts reflect the receipt of the Company’s pro rata share of partial distributions made by The Reserve Fund’s Primary Fund.
(b)	TWC is a participant in a joint venture with certain other cable companies (“SpectrumCo”) that holds advanced wireless spectrum licenses.
        Cash used by investing activities decreased from $1.505 billion for the six months ended June 30, 2009 to $1.457 billion for the six months ended June 30, 2010. This decrease was principally due to a decline in capital expenditures. The Company expects that capital expenditures will decrease to less than $3.0 billion in 2010.

TIME WARNER CABLE INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS
OF OPERATIONS AND FINANCIAL CONDITION—(Continued)
        TWC’s capital expenditures included the following major categories (in millions):

	Six Months Ended
	June 30,
	2010	2009
Customer premise equipment(a)	$606	$663
Scalable infrastructure(b)	372	334
Line extensions(c)	179	141
Upgrades/rebuilds(d)	74	86
Support capital(e)	241	305

Total capital expenditures	$1,472	$1,529

(a)
Amounts represent costs incurred in the purchase and installation of equipment that resides at a customer’s home or business for the purpose of receiving/sending video, high-speed data and/or voice signals. Such equipment includes digital (including high-definition) set-top boxes, remote controls, high-speed data modems (including wireless), telephone modems and the costs of installing such new equipment. Customer premise equipment also includes materials and labor costs incurred to install the “drop” cable that connects a customer’s dwelling or business to the closest point of the main distribution network.

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

(e)
Amounts represent all other capital purchases required to run day-to-day operations. These costs typically include vehicles, land and buildings, computer hardware/software, office equipment, furniture and fixtures, tools and test equipment. Amounts include capitalized software costs of $85 million and $67 million for the six months ended June 30, 2010 and 2009, respectively.

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

TIME WARNER CABLE INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS
OF OPERATIONS AND FINANCIAL CONDITION—(Continued)
Financing Activities
        Details of cash used by financing activities are as follows (in millions):

	Six Months Ended
	June 30,
	2010	2009

Repayments, net(a)	$(1,261)	$—
Borrowings	—	10,071
Repayments	—	(5,177)
Debt issuance costs	—	(24)
Proceeds from exercise of stock options	74	—
Dividends paid	(288)	—
Payment of special cash dividend	—	(10,856)
Other financing activities	6	(1)

Cash used by financing activities	$(1,469)	$(5,987)

(a)	Repayments, net, reflects repayments of borrowings under the Company’s commercial paper program with original maturities of three months or less, net of such borrowings.
        Cash used by financing activities decreased from $5.987 billion for the six months ended June 30, 2009 to $1.469 billion for the six months ended June 30, 2010. Cash used by financing activities for the six months ended June 30, 2010 primarily included net repayments under the Company’s commercial paper program and the payment of quarterly cash dividends. Cash used by financing activities for the six months ended June 30, 2009 primarily consisted of the payment of the special cash dividend in connection with the Separation, partially offset by the net proceeds of the public debt issuances in March and June 2009 and net borrowings under the Revolving Credit Facility.
Free Cash Flow
        Reconciliation of Cash provided by operating activities to Free Cash Flow. The following table reconciles Cash provided by operating activities to Free Cash Flow (in millions):

	Six Months Ended
	June 30,
	2010	2009

Cash provided by operating activities	$2,692	$2,571
Add: Excess tax benefit from exercise of stock options	13	—
Less:
Capital expenditures	(1,472)	(1,529)
Cash paid for other intangible assets	(9)	(10)
Other	(1)	(1)

Free Cash Flow	$1,223	$1,031

        Free Cash Flow increased from $1.031 billion for the six months ended June 30, 2009 to $1.223 billion for the six months ended June 30, 2010, primarily as a result of an increase in cash provided by operating activities and a decrease in capital expenditures, as discussed above.

TIME WARNER CABLE INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS
OF OPERATIONS AND FINANCIAL CONDITION—(Continued)
Outstanding Debt and Mandatorily Redeemable Preferred Equity and Available Financial Capacity
        Debt and mandatorily redeemable preferred equity as of June 30, 2010 and December 31, 2009 were as follows:

				Outstanding Balance as of
		Interest		June 30,	December 31,
	Maturity	Rate		2010	2009

				(in millions)
TWC notes and debentures(a)	2012-2039	6.225	%(b)	$18,532	$18,357
TWE notes and debentures(c)	2012-2033	7.565	%(b)	2,704	2,702
Credit facilities and commercial paper program(d)(e)	2011			—	1,261
Capital leases and other				11	11

Total debt				21,247	22,331
TW NY Cable Preferred Membership Units	2013	8.210%		300	300

Total debt and mandatorily redeemable preferred equity				$21,547	$22,631

(a)	The increase in the outstanding balance of TWC notes and debentures as of June 30, 2010 is primarily due to the increase in the fair value of debt subject to interest rate swap contracts.

(b)	Rate represents a weighted-average effective interest rate as of June 30, 2010 and includes the effects of interest rate swap contracts.

(c)
Outstanding balance of Time Warner Entertainment Company, L.P. (“TWE”) notes and debentures as of June 30, 2010 and December 31, 2009 includes an unamortized fair value adjustment of $96 million and $102 million, respectively, which includes the fair value adjustment recognized as a result of the 2001 merger of America Online, Inc. (now known as AOL Inc.) and Time Warner Inc. (now known as Historic TW Inc.). TWE is a consolidated subsidiary of the Company.

(d)
TWC’s unused committed financial capacity was $6.529 billion as of June 30, 2010, reflecting $814 million in cash and equivalents and $5.715 billion of available borrowing capacity under the Revolving Credit Facility (which reflects a reduction of $160 million for outstanding letters of credit backed by the Revolving Credit Facility).

(e)	Outstanding balance as of December 31, 2009 excludes an unamortized discount on commercial paper of $1 million (none as of June 30, 2010).
        See the 2009 Form 10-K for further details regarding the Company’s outstanding debt and mandatorily redeemable preferred equity and other financing arrangements, including certain information about maturities, covenants, rating triggers and bank credit agreement leverage ratios relating to such debt and financing arrangements.
CAUTION CONCERNING FORWARD-LOOKING STATEMENTS
        This document contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, particularly statements anticipating future growth in revenues, Operating Income (Loss) before Depreciation and Amortization, cash provided by operating activities and other financial measures. Words such as “anticipates,” “estimates,” “expects,” “projects,” “intends,” “plans,” “believes” and words and terms of similar substance used in connection with any discussion of future operating or financial performance identify forward-looking statements. These forward-looking statements are included throughout this report and are based on management’s current expectations and beliefs about future events. As with any projection or forecast, they are susceptible to uncertainty and changes in circumstances.
        The Company operates in a highly competitive, consumer and technology driven and rapidly changing business that is affected by government regulation and economic, strategic, political and social conditions. Various factors could adversely affect the operations, business or financial results of TWC in the future and cause TWC’s actual results to differ materially from those contained in the forward-looking statements, including those factors discussed in detail in Item 1A, “Risk Factors,” in the 2009 Form 10-K, and in TWC’s other filings made from time to time with the SEC after the date of this report. In addition, important factors that could cause the Company’s actual results to differ materially from those in its forward-looking statements include:
•
increased competition from video, high-speed data and voice providers, particularly direct broadcast satellite operators, incumbent local telephone companies, companies that deliver programming over broadband Internet connections, and wireless broadband and phone providers;

TIME WARNER CABLE INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS
OF OPERATIONS AND FINANCIAL CONDITION—(Continued)
•
the Company’s ability to deal effectively with the current economic slowdown or further deterioration in the economy, which may negatively impact customers’ demand for the Company’s services and also result in a reduction in the Company’s advertising revenues;

•	the Company’s continued ability to exploit new and existing technologies that appeal to residential and commercial customers;

•
changes in the regulatory and tax environments in which the Company operates, including, among others, regulation of broadband Internet services under Title II of the Communications Act of 1934, as amended, “net neutrality” legislation or regulation and federal, state and local taxation;

•	increased difficulty negotiating programming and retransmission agreements on favorable terms, resulting in increased costs to the Company and/or the loss of popular programming; and

•	changes in the Company’s plans, initiatives and strategies.
        Any forward-looking statements made by the Company in this document speak only as of the date on which they are made. The Company is under no obligation to, and expressly disclaims any obligation to, update or alter its forward looking statements whether as a result of changes in circumstances, new information, subsequent events or otherwise.

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
Changes in Internal Control Over Financial Reporting
        There have not been any changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

TIME WARNER CABLE INC.
CONSOLIDATED BALANCE SHEET
(Unaudited)

	June 30,	December 31,
	2010	2009
	(in millions)
ASSETS
Current assets:
Cash and equivalents	$814	$1,048
Receivables, less allowances of $99 million and $74 million as of June 30, 2010 and December 31, 2009, respectively	657	663
Deferred income tax assets	130	139
Other current assets	155	252

Total current assets	1,756	2,102
Investments	933	975
Property, plant and equipment, net	13,722	13,919
Intangible assets subject to amortization, net	156	274
Intangible assets not subject to amortization	24,092	24,092
Goodwill	2,090	2,111
Other assets	349	221

Total assets	$43,098	$43,694

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$333	$478
Deferred revenue and subscriber-related liabilities	180	170
Accrued programming expense	783	738
Other current liabilities	1,569	1,572

Total current liabilities	2,865	2,958
Long-term debt	21,247	22,331
Mandatorily redeemable preferred equity issued by a subsidiary	300	300
Deferred income tax liabilities, net	9,110	8,957
Other liabilities	400	459
Commitments and contingencies (Note 9)
TWC shareholders’ equity:
Common stock, $0.01 par value, 355.3 million and 352.5 million shares issued and outstanding as of June 30, 2010 and December 31, 2009, respectively	4	4
Paid-in capital	9,718	9,813
Accumulated other comprehensive loss, net	(293)	(319)
Accumulated deficit	(257)	(813)

Total TWC shareholders’ equity	9,172	8,685
Noncontrolling interests	4	4

Total equity	9,176	8,689

Total liabilities and equity	$43,098	$43,694

See accompanying notes.

TIME WARNER CABLE INC.
CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
	(in millions, except per share data)
Revenues:
Subscription:
Video	$2,781	$2,706	$5,521	$5,373
High-speed data	1,232	1,123	2,425	2,224
Voice	505	471	998	922

Total Subscription	4,518	4,300	8,944	8,519
Advertising	216	174	389	319

Total revenues	4,734	4,474	9,333	8,838
Costs and expenses:
Costs of revenues(a)	2,223	2,128	4,418	4,260
Selling, general and administrative(a)	762	696	1,497	1,421
Depreciation	749	701	1,492	1,392
Amortization	62	62	127	119
Restructuring costs	20	7	31	50
Gain on sale of cable systems	—	(2)	—	(2)

Total costs and expenses	3,816	3,592	7,565	7,240

Operating Income	918	882	1,768	1,598
Interest expense, net	(341)	(336)	(688)	(626)
Other expense, net	(18)	(13)	(33)	(64)

Income before income taxes	559	533	1,047	908
Income tax provision	(217)	(216)	(490)	(407)

Net income	342	317	557	501
Less: Net income attributable to noncontrolling interests	—	(1)	(1)	(21)

Net income attributable to TWC shareholders	$342	$316	$556	$480

Net income per common share attributable to TWC common shareholders:
Basic	$0.96	$0.90	$1.56	$1.39

Diluted	$0.95	$0.89	$1.55	$1.39

Average common shares outstanding:
Basic	354.8	352.3	353.9	345.7

Diluted	360.1	353.7	358.5	346.4

Cash dividends declared per share	$0.40	$—	$0.80	$—

Special cash dividend declared and paid per share	$—	$—	$—	$30.81

(a)	Costs of revenues and selling, general and administrative expenses exclude depreciation.
See accompanying notes.

TIME WARNER CABLE INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	Six Months Ended
	June 30,
	2010	2009
	(in millions)
OPERATING ACTIVITIES
Net income	$557	$501
Adjustments for noncash and nonoperating items:
Depreciation	1,492	1,392
Amortization	127	119
Pretax gain on asset sales	(2)	(2)
Loss from equity investments, net of cash distributions	48	26
Deferred income taxes	193	335
Equity-based compensation	61	54
Changes in operating assets and liabilities, net of acquisitions and dispositions:
Receivables	2	79
Accounts payable and other liabilities	109	111
Other changes	105	(44)

Cash provided by operating activities	2,692	2,571

INVESTING ACTIVITIES
Acquisitions and investments, net of cash acquired and distributions received	9	17
Capital expenditures	(1,472)	(1,529)
Other investing activities	6	7

Cash used by investing activities	(1,457)	(1,505)

FINANCING ACTIVITIES
Repayments, net(a)	(1,261)	—
Borrowings(b)	—	10,071
Repayments(b)	—	(5,177)
Debt issuance costs	—	(24)
Proceeds from exercise of stock options	74	—
Dividends paid	(288)	—
Payment of special cash dividend	—	(10,856)
Other financing activities	6	(1)

Cash used by financing activities	(1,469)	(5,987)

Decrease in cash and equivalents	(234)	(4,921)
Cash and equivalents at beginning of period	1,048	5,449

Cash and equivalents at end of period	$814	$528

(a)	Repayments, net, reflects repayments of borrowings under the Company’s commercial paper program with original maturities of three months or less, net of such borrowings.
(b)	Amounts represent borrowings and repayments related to debt instruments with original maturities greater than three months.
See accompanying notes.

TIME WARNER CABLE INC.
CONSOLIDATED STATEMENT OF EQUITY
(Unaudited)

	TWC	Non-
	Shareholders’	controlling	Total
	Equity	Interests	Equity
		(in millions)
Balance as of December 31, 2008	$17,164	$1,110	$18,274
Net income	480	21	501
Other comprehensive income	8	—	8

Comprehensive income	488	21	509
Equity-based compensation	52	2	54
Redemption of Historic TW’s interest in TW NY	1,128	(1,128)	—
Special cash dividend ($30.81 per common share)	(10,856)	—	(10,856)
Retained distribution related to unvested restricted stock units	(46)	—	(46)
Other changes	(13)	(1)	(14)

Balance as of June 30, 2009	$7,917	$4	$7,921

Balance as of December 31, 2009	$8,685	$4	$8,689
Net income	556	1	557
Other comprehensive income	26	—	26

Comprehensive income	582	1	583
Equity-based compensation	61	—	61
Shares issued upon the exercise of TWC stock options	83	—	83
Cash dividends ($0.80 per common share)	(288)	—	(288)
Other changes(a)	49	(1)	48

Balance as of June 30, 2010	$9,172	$4	$9,176

(a)	Amount primarily represents the true-up of TWC’s deferred tax assets associated with vested Time Warner Inc. stock options.
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
Recent Developments
Common Stock Dividend
        On each of March 15, 2010 and June 15, 2010, the Company paid a quarterly cash dividend of $0.40 per share of TWC common stock to stockholders of record at the close of business on February 26, 2010 and May 28, 2010, respectively. The total amount of dividends paid during the six months ended June 30, 2010 was $288 million. On July 30, 2010, the Company’s Board of Directors declared a quarterly cash dividend of $0.40 per share of TWC common stock, payable in cash on September 15, 2010 to stockholders of record at the close of business on August 31, 2010.
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
        During the first quarter of 2010, the Company revised its annual impairment testing date to July 1 to coincide more closely with the Company’s annual preparation of long range projections (“LRPs”), which are a significant component used in the impairment analysis. Prior to the Company’s separation (the “Separation”) from Time Warner Inc. (“Time Warner”) (discussed further below), the Company’s LRPs were prepared during the fourth quarter of each year, consistent with Time Warner’s other business units. After the Separation, the Company began preparing its LRPs in the middle of each year. Accordingly, the Company believes the change in the annual impairment testing date to be preferable in its circumstances. This change is being applied on a prospective basis. The Company does not believe this change would have delayed, accelerated or avoided an impairment charge in prior periods.
        The Company has commenced its 2010 annual impairment testing, which it expects to complete by the end of the third quarter of 2010.
Basis of Presentation
Separation from Time Warner
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

TIME WARNER CABLE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
Basis of Consolidation
        The consolidated financial statements include all of the assets, liabilities, revenues, expenses and cash flows of TWC and all entities in which TWC has a controlling voting interest. The consolidated financial statements include the results of the Time Warner Entertainment-Advance/Newhouse Partnership (“TWE-A/N”) only for the TWE-A/N cable systems that are controlled by TWC and for which TWC holds an economic interest. Intercompany accounts and transactions between consolidated companies have been eliminated in consolidation.
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

TIME WARNER CABLE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
        Set forth below is a reconciliation of net income attributable to TWC common shareholders per basic and diluted common share (in millions, except per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Net income attributable to TWC shareholders	$342	$316	$556	$480
Net income allocated to participating securities(a)	(2)	—	(4)	—

Net income attributable to TWC common shareholders	$340	$316	$552	$480

Average common shares outstanding:
Basic	354.8	352.3	353.9	345.7
Dilutive effect of non-participating equity awards	2.4	—	2.1	—

Diluted (two-class method)	357.2	352.3	356.0	345.7
Dilutive effect of participating equity awards(a)	2.9	1.4	2.5	0.7

Diluted (treasury stock method)	360.1	353.7	358.5	346.4

Net income per common share attributable to TWC common shareholders:
Basic	$0.96	$0.90	$1.56	$1.39

Diluted	$0.95	$0.89	$1.55	$1.39

(a)	The Company’s restricted stock units (“RSUs”) granted to employees and non-employee directors are considered participating securities with respect to regular quarterly cash dividends.
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

TIME WARNER CABLE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
        The fair value of the assets and liabilities associated with the Company’s derivative financial instruments recorded in the consolidated balance sheet as of June 30, 2010 and December 31, 2009 is as follows (in millions):

	Balance Sheet	June 30,	December 31,
	Location	2010	2009
Assets:
Derivatives designated as hedging instruments:
Interest rate swap contracts	Other assets	$165	$25
Foreign currency forward contracts	Other current assets	1	1

Total assets		$166	$26

Liabilities:
Derivatives designated as hedging instruments:
Interest rate swap contracts	Other liabilities	$—	$37
Foreign currency forward contracts	Other current liabilities	—	1

Derivatives not designated as hedging instruments:
Equity award reimbursement obligation	Other current liabilities	17	35

Total liabilities		$17	$73

Interest Rate Swap Contracts
        Interest rate swap contracts are used to change the nature of outstanding debt (e.g., convert fixed-rate debt into variable-rate debt or convert variable-rate debt into fixed-rate debt). As of June 30, 2010, the Company had interest rate swap contracts outstanding that convert $5.850 billion of fixed-rate debt instruments, with maturities extending through February 2015, to variable-rate debt. Such contracts are designated as fair value hedges. Under its interest rate swap contracts, the Company is entitled to receive semi-annual fixed rates of interest ranging from 3.500% to 10.150% and is required to make semi-annual interest payments at variable rates based on LIBOR plus margins ranging from 0.755% to 8.442%. During the three and six months ended June 30, 2010, the Company recognized no gain or loss related to its interest rate swap contracts because the changes in the fair values of such instruments were completely offset by the changes in the fair values of the hedged fixed-rate debt.
Foreign Currency Forward Contracts
        Foreign currency forward contracts are used to mitigate the risk to the Company from changes in foreign currency exchange rates. Such contracts, which extend through May 2011, are designated as cash flow hedges and specifically relate to forecasted payments denominated in the Philippine peso made to vendors who provide Road RunnerTM High Speed Online customer care support services.
        The effective portion of the gain or loss on foreign currency forward contracts is recorded as a component of TWC shareholders’ equity in accumulated other comprehensive income (“accumulated OCI”). The effective portion of such gains and losses are reclassified out of accumulated OCI into costs of revenues in the same period or periods during which the hedged transaction affects earnings. The ineffective portion of such gains and losses are recognized in other expense, net, in the current reporting period. For the six months ended June 30, 2010 and 2009, the effects of foreign currency forward contracts on earnings were immaterial. The Company expects net gains of $1 million to be reclassified out of accumulated OCI and into earnings within the next 12 months.

TIME WARNER CABLE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
Equity Award Reimbursement Obligation
        Upon the exercise of Time Warner stock options held by TWC employees, TWC is obligated to reimburse Time Warner for the excess of the market price of Time Warner common stock on the day of exercise over the option exercise price (the “intrinsic” value of the award). Prior to the Separation, TWC recorded an equity award reimbursement obligation for the intrinsic value of vested and outstanding Time Warner stock options held by TWC employees. This liability was adjusted each reporting period to reflect changes in the market price of Time Warner common stock and the number of Time Warner stock options held by TWC employees with an offsetting adjustment to TWC shareholders’ equity. Beginning on March 12, 2009, the date of the Separation, TWC began accounting for the equity award reimbursement obligation as a derivative financial instrument because, as of such date, Time Warner was no longer a controlling shareholder of the Company. The Company records the equity award reimbursement obligation at fair value in the consolidated balance sheet, which is estimated using the Black-Scholes model, and, on March 12, 2009, TWC established a liability for the fair value of the equity award reimbursement obligation in other liabilities with an offsetting adjustment to TWC shareholders’ equity in the consolidated balance sheet. The change in the equity award reimbursement obligation fluctuates primarily with the fair value and expected volatility of Time Warner common stock and is recorded in earnings in the period of change. Refer to Note 4 for the changes in the fair value of the equity award reimbursement obligation which are recognized in net income.
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

TIME WARNER CABLE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
Fair Value of Derivative Financial Instruments
        The fair values of assets and liabilities classified as derivative financial instruments are as follows as of June 30, 2010 and December 31, 2009 (in millions):

	June 30, 2010			December 31, 2009
		Fair Value Measurements			Fair Value Measurements
	Fair Value	Level 2	Level 3	Fair Value	Level 2	Level 3
Assets:
Interest rate swap contracts	$165	$165	$—	$25	$25	$—
Foreign currency forward contracts	1	1	—	1	1	—

	$166	$166	$—	$26	$26	$—

Liabilities:
Interest rate swap contracts	$—	$—	$—	$37	$37	$—
Foreign currency forward contracts	—	—	—	1	1	—
Equity award reimbursement obligation	17	—	17	35	—	35

	$17	$—	$17	$73	$38	$35

        Changes in the fair value of the equity award reimbursement obligation, valued using significant unobservable inputs (Level 3), are presented below (in millions):

Balance as of December 31, 2008	$—
Establishment of equity award reimbursement obligation	16
Losses recognized in net income(a)	21
Payments to Time Warner for awards exercised	(2)

Balance as of December 31, 2009	35
Gains recognized in net income(b)	(7)
Payments to Time Warner for awards exercised	(11)

Balance as of June 30, 2010	$17

(a)	Of the total losses recognized in 2009, $6 million and $8 million was recognized during the three and six months ended June 30, 2009, respectively.
(b)	Of the total gains recognized in 2010, $3 million was recognized during the three months ended June 30, 2010.
Fair Value of Debt
        Based on the level of interest rates prevailing at June 30, 2010 and December 31, 2009, the fair value of TWC’s fixed-rate debt and mandatorily redeemable preferred equity exceeded the carrying value by approximately $3.120 billion and $2.268 billion as of June 30, 2010 and December 31, 2009, respectively. Unrealized gains or losses on debt do not result in the realization or expenditure of cash and are not recognized for financial reporting purposes unless the debt is retired prior to its maturity.

TIME WARNER CABLE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
5.     INCOME TAXES
        For the three months ended June 30, 2010 and 2009, the Company recorded income tax provisions of $217 million and $216 million, respectively. For the six months ended June 30, 2010 and 2009, the Company recorded income tax provisions of $490 million and $407 million, respectively. The effective tax rate was 38.8% and 40.5% for the three months ended June 30, 2010 and 2009, respectively, and 46.8% and 44.8% for the six months ended June 30, 2010 and 2009, respectively.
        The income tax provision and the effective tax rate for the six months ended June 30, 2010 were impacted by a net noncash charge of $70 million related to the reversal of previously recognized deferred income tax benefits primarily as a result of the expiration, on March 12, 2010, of vested Time Warner stock options held by TWC employees. As a result of the Separation on March 12, 2009, TWC employees who held stock options under Time Warner equity plans were treated as if their employment with Time Warner had been terminated without cause at the time of the Separation. In most cases, this treatment resulted in shortened exercise periods, generally one year from the date of Separation, for vested Time Warner stock options held by TWC employees. Vested Time Warner stock options held primarily by certain retirement-eligible TWC employees (pursuant to the terms of the award agreements) have exercise periods of up to five years from the date of the Separation and, as such, the Company estimates that it may incur additional noncash income tax expense of up to approximately $90 million through March 2014 upon the exercise or expiration of these stock options. This estimate and the timing of such charges are dependent on a number of variables related to Time Warner and TWC equity awards, including the respective stock prices and the timing of the exercise or expiration of stock options and RSUs.
        The income tax provision and the effective tax rate for the six months ended June 30, 2009 were impacted by the passage of the California state budget during the first quarter of 2009 that, in part, changed the methodology of income tax apportionment in California. This tax law change resulted in an increase in state deferred tax liabilities and a corresponding noncash tax provision of $38 million, which was recorded in the first quarter of 2009.
6.     EQUITY-BASED COMPENSATION
        The Company has granted options to purchase shares of TWC common stock and RSUs to its employees and non-employee directors under the Time Warner Cable Inc. 2006 Stock Incentive Plan (the “2006 Plan”).
        The Company measures the cost of employee services received in exchange for an award of equity instruments based on the grant date fair value of the award. That cost is recognized in the consolidated statement of operations over the period during which an employee is required to provide service in exchange for the award (generally four years subject to graded vesting conditions). The Company’s policy is to recognize the cost on a straight-line basis over the requisite service period. The Company uses the Black-Scholes model to estimate the grant date fair value of a stock option. Because the option-pricing model requires the use of subjective assumptions, changes in these assumptions can materially affect the fair value of stock options granted. The volatility assumption is calculated using a 75%-25% weighted average of implied volatility of TWC traded options and the historical stock price volatility of a comparable peer group of publicly traded companies. The expected term, which represents the period of time that options are expected to be outstanding, is estimated based on the historical exercise experience of TWC employees. The risk-free rate assumed in valuing the stock options is based on the U.S. Treasury yield curve in effect at the time of grant for the expected term of the option. The Company determines the expected dividend yield percentage by dividing the expected annual dividend by the market price of TWC common stock at the date of grant. The table below presents the assumptions used to value TWC stock options at their grant date for the six months ended June 30, 2010 and 2009 and reflects the weighted average of all awards granted within each period:

	Six Months Ended
	June 30,
	2010	2009
Expected volatility	31.4%	34.3%
Expected term to exercise from grant date	6.73 years	6.02 years
Risk-free rate	3.1%	2.5%
Expected dividend yield	3.5%	—

TIME WARNER CABLE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
        For the six months ended June 30, 2010, TWC granted 3,796,000 stock options at a weighted-average grant date fair value of $10.94 per option. For the six months ended June 30, 2009, TWC granted 6,139,000 stock options at a weighted-average grant date fair value of $9.52 per option. Of the total stock options granted in 2009, 4,934,000 were granted at a weighted-average grant date fair value of $9.26 per option and 1,205,000 were granted as Separation-related “make-up” equity awards at a weighted-average grant date fair value of $10.64 per option. Stock options granted under the 2006 Plan have exercise prices equal to the fair market value of TWC common stock at the date of grant. Generally, the stock options vest ratably over a four-year vesting period and expire ten years from the date of grant. Certain stock option awards provide for accelerated vesting upon the grantee’s termination of employment after reaching a specified age and years of service.
        For the six months ended June 30, 2010, TWC granted 1,936,000 RSUs at a weighted-average grant date fair value of $45.15 per RSU. For the six months ended June 30, 2009, TWC granted 2,609,000 RSUs at a weighted-average grant date fair value of $38.81 per RSU. Of the total RSUs granted in 2009, 1,249,000 were granted at a weighted-average grant date fair value of $53.47 per RSU, 1,305,000 were granted as Special Dividend retained distributions at a weighted-average grant date fair value of $24.99 per RSU and 55,000 were granted as Separation-related “make-up” equity awards at a weighted-average grant date fair value of $33.80 per RSU. RSUs granted under the 2006 Plan generally vest equally on each of the third and fourth anniversary of the grant date. RSUs provide for accelerated vesting upon the grantee’s termination of employment after reaching a specified age and years of service. Shares of TWC common stock will generally be issued at the end of the vesting period of an RSU. RSUs awarded to non-employee directors are not subject to vesting or forfeiture restrictions and the shares underlying the RSUs will generally be issued in connection with a director’s termination of service as a director. Holders of RSUs are generally entitled to receive cash dividend equivalents or retained distributions related to regular cash dividends or distributions, respectively, paid by TWC. Retained distributions are subject to the vesting requirements of the underlying RSUs.
        Equity-based compensation expense for the three and six months ended June 30, 2010 and 2009 is as follows (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Stock options	$10	$9	$27	$25
Restricted stock and restricted stock units	15	10	34	29

Total equity-based compensation expense	$25	$19	$61	$54

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

TIME WARNER CABLE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
        TWC uses a December 31 measurement date for the TWC Pension Plans. A summary of the components of net periodic benefit costs and contributions for the three and six months ended June 30, 2010 and 2009 is as follows (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Service cost	$27	$26	$58	$50
Interest cost	24	23	50	44
Expected return on plan assets	(31)	(24)	(63)	(47)
Amounts amortized	6	17	14	33

Net periodic benefit costs	$26	$42	$59	$80

Contributions	$—	$40	$1	$81

        After considering the funded status of the TWC Pension Plans, movements in the discount rate, investment performance and related tax consequences, the Company may choose to make contributions to the TWC Pension Plans. As of June 30, 2010, there were no minimum required contributions for the Company’s funded plans. The Company did not make any contributions to its funded defined benefit pension plans during the six months ended June 30, 2010 but may make discretionary cash contributions to its funded defined benefit pension plans during the second half of 2010. For the Company’s unfunded plan, contributions will continue to be made to the extent benefits are paid. Benefit payments for the unfunded plan are expected to be $3 million in 2010, of which $1 million has been paid as of June 30, 2010.
8.     RESTRUCTURING COSTS
        Beginning in the first quarter of 2009, the Company began a restructuring to improve operating efficiency, primarily consisting of headcount reductions and, during the second quarter of 2010, the termination of a facility lease. Through June 30, 2010, the Company incurred costs of $112 million related to this restructuring and made payments of $88 million against this accrual. The Company eliminated approximately 1,300 positions during 2009 and approximately 350 additional positions during the first half of 2010. Full-year 2010 restructuring costs are expected to be approximately $50 million. Information relating to this restructuring is as follows (in millions):

	Employee	Other
	Terminations	Exit Costs	Total
Accruals(a)	$68	$13	$81
Cash paid(b)	(48)	(12)	(60)

Remaining liability as of December 31, 2009	20	1	21
Accruals(c)	22	9	31
Cash paid(d)	(25)	(3)	(28)

Remaining liability as of June 30, 2010(e)	$17	$7	$24

(a)	Of the total amount accrued in 2009, $7 million and $50 million was accrued during the three and six months ended June 30, 2009, respectively.
(b)	Of the total amount paid in 2009, $14 million and $30 million was paid during the three and six months ended June 30, 2009, respectively.
(c)	Of the total amount accrued in 2010, $20 million was accrued during the three months ended June 30, 2010.
(d)	Of the total amount paid in 2010, $14 million was paid during the three months ended June 30, 2010.
(e)
Of the remaining liability as of June 30, 2010, $21 million is classified as a current liability, with the remaining $3 million classified as a noncurrent liability in the consolidated balance sheet. Amounts are expected to be paid through 2013.

        Between January 1, 2005 and December 31, 2008, the Company underwent a restructuring plan to simplify its organizational structure and enhance its customer focus, and incurred costs of $80 million related to this restructuring. Through June 30, 2010, payments of $79 million have been made against this accrual, of which $2 million were made during the three months ended June 30, 2009, and $1 million and $5 million were made during the six months ended June 30, 2010 and 2009, respectively. The remaining $1 million liability is classified as a current liability in the consolidated balance sheet as of June 30, 2010.

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
        On June 16, 1998, plaintiffs in Andrew Parker and Eric DeBrauwere, et al. v. Time Warner Entertainment Company, L.P. and Time Warner Cable filed a purported nationwide class action in U.S. District Court for the Eastern District of New York claiming that Time Warner Entertainment Company, L.P. (“TWE”) sold its subscribers’ personally identifiable information and failed to inform subscribers of their privacy rights in violation of the Cable Communications Policy Act of 1984 and common law. The plaintiffs seek damages and declaratory and injunctive relief. On August 6, 1998, TWE filed a motion to dismiss, which was denied on September 7, 1999. On December 8, 1999, TWE filed a motion to deny class certification, which was granted on January 9, 2001 with respect to monetary damages, but denied with respect to injunctive relief. On June 2, 2003, the U.S. Court of Appeals for the Second Circuit vacated the district court’s decision denying class certification as a matter of law and remanded the case for further proceedings on class certification and other matters. On May 4, 2004, plaintiffs filed a motion for class certification, which the Company opposed. On October 25, 2005, the district court granted preliminary approval of a class settlement arrangement, but final approval of that settlement was denied on January 26, 2007. The parties subsequently reached a revised settlement to resolve this action on terms that are not material to the Company, which the district court approved on July 6, 2009. Certain class members appealed the district court’s decision with respect to attorneys’ fees, and on May 24, 2010, the U.S. Court of Appeals for the Second Circuit upheld the district court’s approval of the settlement.

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
10.   ADDITIONAL FINANCIAL INFORMATION
Other Cash Flow Information
        Additional financial information with respect to cash (payments) and receipts for the six months ended June 30, 2010 and 2009 is as follows (in millions):

	Six Months Ended
	June 30,
	2010	2009
Cash paid for interest	$(703)	$(520)
Interest income received(a)	34	3

Cash paid for interest, net	$(669)	$(517)

Cash paid for income taxes	$(284)	$(56)
Cash refunds of income taxes	90	43

Cash paid for income taxes	$(194)	$(13)

(a)	Interest income received includes amounts received under interest rate swap contracts.
Related Party Transactions
        Income (expense) resulting from transactions with related parties for the three and six months ended June 30, 2010 and 2009 is as follows (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Revenues(a)	$4	$4	$7	$9
Costs of revenues(a)(b)	(78)	(71)	(138)	(299)
Selling, general and administrative(a)	—	—	—	(3)

(a)	Amounts for the six months ended June 30, 2009 include transactions with Time Warner and its affiliates through March 12, 2009, the date of the Separation.
(b)	Costs of revenues primarily include programming services provided by equity-method investees (e.g., InDemand LLC).
Interest Expense, Net
        Interest expense, net, for the three and six months ended June 30, 2010 and 2009 consists of (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Interest income	$—	$1	$—	$4
Interest expense	(341)	(337)	(688)	(630)

Interest expense, net	$(341)	$(336)	$(688)	$(626)

TIME WARNER CABLE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
Other Current Assets
        Other current assets as of June 30, 2010 and December 31, 2009 consists of (in millions):

	June 30,	December 31,
	2010	2009
Prepaid income taxes	$9	$103
Other prepaid expenses	117	82
Other current assets	29	67

Total other current assets	$155	$252

Other Current Liabilities
        Other current liabilities as of June 30, 2010 and December 31, 2009 consists of (in millions):

	June 30,	December 31,
	2010	2009
Accrued interest	$508	$469
Accrued compensation and benefits	310	327
Accrued franchise fees	156	166
Accrued insurance	146	142
Accrued sales and other taxes	82	116
Accrued marketing support	46	53
Other accrued expenses	321	299

Total other current liabilities	$1,569	$1,572

TIME WARNER CABLE INC.
SUPPLEMENTARY INFORMATION
CONDENSED CONSOLIDATING FINANCIAL STATEMENTS
(Unaudited)
        Time Warner Entertainment Company, L.P. (“TWE”) and TW NY Cable Holding Inc. (“TW NY” and, together with TWE, the “Guarantor Subsidiaries”) are subsidiaries of Time Warner Cable Inc. (the “Parent Company”). The Guarantor Subsidiaries have fully and unconditionally, jointly and severally, directly or indirectly, guaranteed the debt issued by the Parent Company in its 2007 registered exchange offer and its 2008 and 2009 public offerings. The Parent Company owns all of the voting interests, directly or indirectly, of both TWE and TW NY.
        The Securities and Exchange Commission’s rules require that condensed consolidating financial information be provided for subsidiaries that have guaranteed debt of a registrant issued in a public offering, where each such guarantee is full and unconditional and where the voting interests of the subsidiaries are wholly owned by the registrant. Set forth below are condensed consolidating financial statements presenting the financial position, results of operations, and cash flows of (i) the Parent Company, (ii) the Guarantor Subsidiaries on a combined basis (as such guarantees are joint and several), (iii) the direct and indirect non-guarantor subsidiaries of the Parent Company (the “Non-Guarantor Subsidiaries”) on a combined basis and (iv) the eliminations necessary to arrive at the information for Time Warner Cable Inc. on a consolidated basis.
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

TIME WARNER CABLE INC.
SUPPLEMENTARY INFORMATION
CONDENSED CONSOLIDATING FINANCIAL STATEMENTS—(Continued)
(Unaudited)
Consolidating Balance Sheet
June 30, 2010

			Non-
	Parent	Guarantor	Guarantor		TWC
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
			(in millions)
ASSETS
Current assets:
Cash and equivalents	$750	$64	$—	$—	$814
Receivables, net	50	198	409	—	657
Receivables from affiliated parties	16	9	42	(67)	—
Deferred income tax assets	130	81	63	(144)	130
Other current assets	23	72	60	—	155

Total current assets	969	424	574	(211)	1,756
Investments in and amounts due from consolidated subsidiaries	41,201	21,631	11,047	(73,879)	—
Investments	16	7	910	—	933
Property, plant and equipment, net	17	3,723	9,982	—	13,722
Intangible assets subject to amortization, net	—	6	150	—	156
Intangible assets not subject to amortization	—	6,216	17,876	—	24,092
Goodwill	4	3	2,083	—	2,090
Other assets	304	16	29	—	349

Total assets	$42,511	$32,026	$42,651	$(74,090)	$43,098

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$—	$125	$208	$—	$333
Deferred revenue and subscriber-related liabilities	—	67	113	—	180
Payables to affiliated parties	9	42	16	(67)	—
Accrued programming expense	—	732	51	—	783
Other current liabilities	518	516	535	—	1,569

Total current liabilities	527	1,482	923	(67)	2,865
Long-term debt	18,532	2,715	—	—	21,247
Mandatorily redeemable preferred equity	—	1,928	300	(1,928)	300
Deferred income tax liabilities, net	9,107	4,540	4,464	(9,001)	9,110
Long-term payables to affiliated parties	5,038	561	8,704	(14,303)	—
Other liabilities	135	110	155	—	400
TWC shareholders’ equity:
Due to (from) TWC and subsidiaries	—	7	(240)	233	—
Other TWC shareholders’ equity	9,172	16,858	28,345	(45,203)	9,172

Total TWC shareholders’ equity	9,172	16,865	28,105	(44,970)	9,172
Noncontrolling interests	—	3,825	—	(3,821)	4

Total equity	9,172	20,690	28,105	(48,791)	9,176

Total liabilities and equity	$42,511	$32,026	$42,651	$(74,090)	$43,098

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

TIME WARNER CABLE INC.
SUPPLEMENTARY INFORMATION
CONDENSED CONSOLIDATING FINANCIAL STATEMENTS—(Continued)
(Unaudited)
Consolidating Statement of Operations
Three Months Ended June 30, 2010

			Non-
	Parent	Guarantor	Guarantor		TWC
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
			(in millions)
Revenues	$—	$759	$3,975	$—	$4,734

Costs of revenues	—	410	1,813	—	2,223
Selling, general and administrative	—	51	711	—	762
Depreciation	—	193	556	—	749
Amortization	—	—	62	—	62
Intercompany royalties	—	(85)	85	—	—
Restructuring costs	—	14	6	—	20

Total costs and expenses	—	583	3,233	—	3,816

Operating Income	—	176	742	—	918
Equity in pretax income of consolidated subsidiaries	680	448	62	(1,190)	—
Interest expense, net	(121)	(115)	(105)	—	(341)
Other income (expense), net	—	1	(19)	—	(18)

Income before income taxes	559	510	680	(1,190)	559
Income tax provision	(217)	(192)	(179)	371	(217)

Net income	342	318	501	(819)	342
Less: Net income attributable TWC noncontrolling interests	—	(27)	—	27	—

Net income attributable to TWC shareholders	$342	$291	$501	$(792)	$342

TIME WARNER CABLE INC.
SUPPLEMENTARY INFORMATION
CONDENSED CONSOLIDATING FINANCIAL STATEMENTS—(Continued)
(Unaudited)
Consolidating Statement of Operations
Three Months Ended June 30, 2009

			Non-
	Parent	Guarantor	Guarantor		TWC
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
			(in millions)
Revenues	$—	$973	$3,552	$(51)	$4,474

Costs of revenues	—	535	1,644	(51)	2,128
Selling, general and administrative	—	75	621	—	696
Depreciation	—	183	518	—	701
Amortization	—	—	62	—	62
Restructuring costs	—	1	6	—	7
Gain on sale of cable systems	—	—	(2)	—	(2)

Total costs and expenses	—	794	2,849	(51)	3,592

Operating Income	—	179	703	—	882
Equity in pretax income of consolidated subsidiaries	795	509	63	(1,367)	—
Interest income (expense), net	(262)	(111)	37	—	(336)
Other expense, net	(1)	(4)	(8)	—	(13)

Income before income taxes	532	573	795	(1,367)	533
Income tax provision	(216)	(216)	(214)	430	(216)

Net income	316	357	581	(937)	317
Less: Net income attributable to noncontrolling interests	—	(28)	—	27	(1)

Net income attributable to TWC shareholders	$316	$329	$581	$(910)	$316

TIME WARNER CABLE INC.
SUPPLEMENTARY INFORMATION
CONDENSED CONSOLIDATING FINANCIAL STATEMENTS—(Continued)
(Unaudited)
Consolidating Statement of Operations
Six Months Ended June 30, 2010

			Non-
	Parent	Guarantor	Guarantor		TWC
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
			(in millions)
Revenues	$—	$1,500	$7,833	$—	$9,333

Costs of revenues	—	827	3,591	—	4,418
Selling, general and administrative	—	88	1,409	—	1,497
Depreciation	—	381	1,111	—	1,492
Amortization	—	—	127	—	127
Intercompany royalties	—	(171)	171	—	—
Restructuring costs	—	19	12	—	31

Total costs and expenses	—	1,144	6,421	—	7,565

Operating Income	—	356	1,412	—	1,768
Equity in pretax income of consolidated subsidiaries	1,233	807	115	(2,155)	—
Interest expense, net	(188)	(241)	(259)	—	(688)
Other income (expense), net	—	2	(35)	—	(33)

Income before income taxes	1,045	924	1,233	(2,155)	1,047
Income tax provision	(489)	(389)	(370)	758	(490)

Net income	556	535	863	(1,397)	557
Less: Net income attributable to TWC noncontrolling interests	—	(52)	—	51	(1)

Net income attributable to TWC shareholders	$556	$483	$863	$(1,346)	$556

TIME WARNER CABLE INC.
SUPPLEMENTARY INFORMATION
CONDENSED CONSOLIDATING FINANCIAL STATEMENTS—(Continued)
(Unaudited)
Consolidating Statement of Operations
Six Months Ended June 30, 2009

			Non-
	Parent	Guarantor	Guarantor		TWC
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
			(in millions)
Revenues	$—	$1,913	$7,026	$(101)	$8,838

Costs of revenues	—	1,063	3,298	(101)	4,260
Selling, general and administrative	—	194	1,227	—	1,421
Depreciation	—	363	1,029	—	1,392
Amortization	—	—	119	—	119
Restructuring costs	—	23	27	—	50
Gain on sale of cable systems	—	—	(2)	—	(2)

Total costs and expenses	—	1,643	5,698	(101)	7,240

Operating Income	—	270	1,328	—	1,598
Equity in pretax income of consolidated subsidiaries	1,392	966	7	(2,365)	—
Interest income (expense), net	(484)	(217)	75	—	(626)
Other expense, net	(35)	(11)	(18)	—	(64)

Income before income taxes	873	1,008	1,392	(2,365)	908
Income tax provision	(393)	(406)	(401)	793	(407)

Net income	480	602	991	(1,572)	501
Less: Net income attributable to noncontrolling interests	—	(20)	—	(1)	(21)

Net income attributable to TWC shareholders	$480	$582	$991	$(1,573)	$480

TIME WARNER CABLE INC.
SUPPLEMENTARY INFORMATION
CONDENSED CONSOLIDATING FINANCIAL STATEMENTS—(Continued)
(Unaudited)
Consolidating Statement of Cash Flows
Six Months Ended June 30, 2010

			Non-
	Parent	Guarantor	Guarantor		TWC
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
			(in millions)
Cash provided (used) by operating activities	$(294)	$169	$2,385	$432	$2,692

INVESTING ACTIVITIES
Acquisitions and investments, net of cash acquired and distributions received	35	(402)	(76)	452	9
Capital expenditures	—	(242)	(1,230)	—	(1,472)
Other investing activities	—	1	5	—	6

Cash provided (used) by investing activities	35	(643)	(1,301)	452	(1,457)

FINANCING ACTIVITIES
Borrowings (repayments), net	(863)	54	—	(452)	(1,261)
Proceeds from exercise of stock options	74	—	—	—	74
Quarterly dividends paid	(288)	—	—	—	(288)
Net change in investments in and amounts due to and from consolidated subsidiaries	1,044	474	(1,087)	(431)	—
Other financing activities	(6)	10	3	(1)	6

Cash provided (used) by financing activities	(39)	538	(1,084)	(884)	(1,469)

Increase (decrease) in cash and equivalents	(298)	64	—	—	(234)
Cash and equivalents at beginning of period	1,048	—	—	—	1,048

Cash and equivalents at end of period	$750	$64	$—	$—	$814

TIME WARNER CABLE INC.
SUPPLEMENTARY INFORMATION
CONDENSED CONSOLIDATING FINANCIAL STATEMENTS—(Continued)
(Unaudited)
Consolidating Statement of Cash Flows
Six Months Ended June 30, 2009

			Non-
	Parent	Guarantor	Guarantor		TWC
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
			(in millions)
Cash provided by operating activities	$541	$346	$1,507	$177	$2,571

INVESTING ACTIVITIES
Acquisitions and investments, net of cash acquired and distributions received	55	(3,910)	(138)	4,010	17
Capital expenditures	(11)	(448)	(1,070)	—	(1,529)
Other investing activities	—	5	2	—	7

Cash provided (used) by investing activities	44	(4,353)	(1,206)	4,010	(1,505)

FINANCING ACTIVITIES
Borrowings (repayments), net	(1,200)	101	—	1,099	—
Borrowings	10,071	—	—	—	10,071
Repayments	(5,177)	—	—	—	(5,177)
Debt issuance costs	(24)	—	—	—	(24)
Net change in investments in and amounts due to and from consolidated subsidiaries	1,716	(1,280)	(301)	(135)	—
Payment of special cash dividend	(10,856)	—	—	—	(10,856)
Other financing activities	—	—	—	(1)	(1)

Cash used by financing activities	(5,470)	(1,179)	(301)	963	(5,987)

Decrease in cash and equivalents	(4,885)	(5,186)	—	5,150	(4,921)
Cash and equivalents at beginning of period	5,395	5,204	—	(5,150)	5,449

Cash and equivalents at end of period	$510	$18	$—	$—	$528

Part II. Other Information
Item 1. Legal Proceedings.
        Reference is made to the lawsuit filed by Andrew Parker and Eric DeBrauwere, et al. described on page 23 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 (the “2009 Form 10-K”). On May 24, 2010, the U.S. Court of Appeals for the Second Circuit upheld the district court’s approval of the settlement on terms that are not material to the Company.
Item 1A. Risk Factors.
        There have been no material changes in the Company’s risk factors from those disclosed in Part I, Item 1A of the 2009 Form 10-K.
Item 5. Other Information.
        TWC’s business is subject to extensive governmental regulation and, as the Company disclosed in its 2009 Form 10-K, it expects that legislative enactments, court actions, and regulatory proceedings will continue to clarify and in some cases change the rights of cable companies and other entities providing video, data and voice services under the Communications Act of 1934, as amended and other laws, possibly in ways that TWC has not foreseen.
        Among recent developments, on June 17, 2010, the Federal Communications Commission (the “FCC”) adopted a Notice of Inquiry to explore classifying the transmission component of facilities-based wireline broadband Internet access service as a Title II common carrier service to provide a new jurisdictional basis for imposing “net neutrality” regulations. The Notice of Inquiry does not propose to change the regulatory framework applicable to application or content providers, on-line service providers or Internet backbone providers, but asks how non-facilities based and wireless broadband ISPs should be treated. In addition, on July 16, 2010, the FCC issued its Sixth Report under Section 706 of the Telecommunications Act of 1996, as amended, which requires the FCC to determine annually whether broadband is being deployed to all Americans in a reasonable and timely fashion. The FCC determined that broadband deployment to all Americans is not being met, and indicated that it would seek to achieve universal broadband deployment through FCC action under the National Broadband Plan, including the potential reform of the Universal Service Fund, innovative approaches to unleashing new spectrum, and the removal of barriers to infrastructure investment. Any such FCC actions could negatively impact the profitability of TWC’s high-speed data services, its capital expenditures and its ability to compete effectively.
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

Date: August 5, 2010

EXHIBIT INDEX
Pursuant to Item 601 of Regulation S-K

Exhibit
Number	Description

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010.

32
Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010.†

101
The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, filed with the SEC on August 5, 2010, formatted in eXtensible Business Reporting Language:

(i) Consolidated Balance Sheet as of June 30, 2010 and December 31, 2009, (ii) Consolidated Statement of Operations for the three and six months ended June 30, 2010 and 2009, (iii) Consolidated Statement of Cash Flows for the six months ended June 30, 2010 and 2009, (iv) Consolidated Statement of Equity for the six months ended June 30, 2010 and 2009, (v) Notes to Consolidated Financial Statements and (vi) Supplementary Information — Condensed Consolidating Financial Statements. †

†
This exhibit will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 (15 U.S.C. 78r), or otherwise subject to the liability of that section. Such exhibit will not be deemed to be incorporated by reference into any filing under the Securities Act or Securities Exchange Act, except to the extent that the Company specifically incorporates it by reference.