Form 10-Q
period 2010-09-30
TIME WARNER CABLE INC.
filed 2010-11-04
CIK 1377013

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010 or

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

Large accelerated filer ☑	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
       Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☑

Shares Outstanding
Description of Class	as of October 29, 2010
Common Stock – $.01 par value	355,733,102

TIME WARNER CABLE INC.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
AND OTHER FINANCIAL INFORMATION

Page

PART I. FINANCIAL INFORMATION
Management’s Discussion and Analysis of Results of Operations and Financial Condition	1
Item 4. Controls and Procedures	21
Consolidated Balance Sheet as of September 30, 2010 and December 31, 2009	22
Consolidated Statement of Operations for the Three and Nine Months Ended September 30, 2010 and 2009	23
Consolidated Statement of Cash Flows for the Nine Months Ended September 30, 2010 and 2009	24
Consolidated Statement of Equity for the Nine Months Ended September 30, 2010 and 2009	25
Notes to Consolidated Financial Statements	26

PART II. OTHER INFORMATION
Item 1. Legal Proceedings	50
Item 1A. Risk Factors	50
Item 5. Other Information	50
Item 6. Exhibits	51
EX-4
EX-12
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

•	Financial statement presentation. This section provides a summary of how the Company’s operations are presented in the accompanying consolidated financial statements.
•	Results of operations. This section provides an analysis of the Company’s results of operations for the three and nine months ended September 30, 2010.
•	Financial condition and liquidity. This section provides an analysis of the Company’s financial condition as of September 30, 2010 and cash flows for the nine months ended September 30, 2010.
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

OVERVIEW
       TWC is the second-largest cable operator in the U.S., with technologically advanced, well-clustered systems located mainly in five geographic areas – New York State (including New York City), the Carolinas, Ohio, Southern California (including Los Angeles) and Texas. As of September 30, 2010, TWC served approximately 14.4 million residential and commercial customers who subscribed to one or more of its three primary subscription services – video, high-speed data and voice – totaling approximately 26.7 million primary service units.
       TWC offers video, high-speed data and voice services over its broadband cable systems to residential and commercial customers. TWC markets its services separately and in “bundled” packages of multiple services and features. As of September 30, 2010, 59.4% of TWC’s residential and commercial customers subscribed to two or more of its primary services, including 25.4% of its customers who subscribed to all three primary services. TWC also sells advertising to a variety of national, regional and local advertising customers.
       Video generates the largest share of TWC’s revenues and, as of September 30, 2010, TWC had approximately 12.6 million video subscribers, of which approximately 9.0 million received digital video signals. TWC believes it will continue to increase video revenues for the foreseeable future through the offering of incremental video services (e.g., digital video recorder (“DVR”) service and additional programming tiers), as well as through equipment rentals and price increases; however, future video revenue growth rates will depend on video subscriber and penetration levels, competition, regulation, pricing and the state of the economy. TWC also offers video services to business customers and, of the Company’s 12.6 million video subscribers as of September 30, 2010, 165,000 were commercial video subscribers. Video programming costs represent a major component of TWC’s expenses and are expected to continue to increase, reflecting rate increases on existing programming services, costs associated with retransmission consent agreements, growth in video subscribers taking tiers of service with more channels and the expansion of service offerings (e.g., new network channels). TWC expects that its video programming costs as a percentage of video revenues will continue to increase as increases in programming costs outpace growth in video revenues.

TIME WARNER CABLE INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS
OF OPERATIONS AND FINANCIAL CONDITION—(Continued)
       As of September 30, 2010, TWC had approximately 9.4 million residential high-speed data subscribers and 324,000 commercial high-speed data subscribers. TWC’s commercial high-speed data services include high-speed data, networking and transport services. TWC expects continued growth in high-speed data subscribers and revenues for the foreseeable future; however, future high-speed data subscriber and revenue growth rates will depend on high-speed data penetration levels, competition, regulation, pricing, the rate of wireless substitution of wireline high-speed data service and the state of the economy.
       In the fourth quarter of 2009, TWC began offering a wireless mobile broadband service in several cities and, as of September 30, 2010, the Company had 10,000 wireless mobile broadband subscribers. The Company estimates that it will incur start up losses of approximately $50 million during 2010 in connection with the deployment of this service, of which approximately $15 million and $30 million were incurred during the three and nine months ended September 30, 2010, respectively.
       As of September 30, 2010, TWC had approximately 4.3 million residential Digital Phone subscribers. TWC also offers its commercial Digital Phone service, Business Class Phone, in nearly all of its operating areas and had 102,000 commercial Digital Phone subscribers as of September 30, 2010. TWC expects continued increases in Digital Phone subscribers and revenues for the foreseeable future; however, future Digital Phone subscriber and revenue growth rates will depend on Digital Phone penetration levels, competition, regulation, pricing, the rate of wireless substitution of wireline phone service and the state of the economy.
       TWC faces intense competition for customers from a variety of alternative communications, information and entertainment delivery sources. TWC competes with incumbent local telephone companies, including AT&T Inc. and Verizon Communications Inc., across each of its primary services. Some of these telephone companies offer a broad range of services with features and functions comparable to those provided by TWC and in bundles similar to those offered by TWC, sometimes including wireless service. Each of TWC’s services also faces competition from other companies that provide services on a stand-alone basis. TWC’s video service faces competition from direct broadcast satellite services, and increasingly from companies that deliver content to consumers over the Internet. TWC’s high-speed data service faces competition from wireless data providers, and competition in voice service is increasing as more homes in the U.S. are replacing their wireline telephone service with wireless service or “over-the-top” phone service, such as that provided by Vonage or Skype. Additionally, technological advances and product innovations have increased and will likely continue to increase the number of alternatives available to TWC’s customers and potential customers, further intensifying competition. The more competitive environment may negatively affect the growth of primary service units and average monthly subscription revenues per primary service unit and, additionally, may increase TWC’s cost to obtain certain video programming.
       TWC’s business is also affected by the economic environment and, in particular, trends in new home formation, housing vacancy rates, unemployment rates and consumer spending levels. The Company believes that the challenging economic environment since 2008 has negatively affected its financial and subscriber growth.
       As of September 30, 2010, the Company had approximately $6.9 billion of unused committed financial capacity, including cash and equivalents and availability under the Company’s $5.875 billion senior unsecured five-year revolving credit facility (the “$5.875 billion Revolving Credit Facility”), which, as of September 30, 2010, had no outstanding borrowings and supported no outstanding borrowings under the Company’s commercial paper program. As discussed below in “Recent Developments—$4.0 Billion Revolving Credit Facility,” on November 3, 2010, the Company entered into a credit agreement for a $4.0 billion senior unsecured three-year revolving credit facility provided by a group of major banks and other financial institutions maturing in November 2013 (the “$4.0 billion Revolving Credit Facility”), and the Company’s $5.875 billion Revolving Credit Facility, scheduled to mature in February 2011, was terminated. Had the $4.0 billion Revolving Credit Facility been in place (and the $5.875 billion Revolving Credit Facility been terminated) as of September 30, 2010, the Company’s unused committed financial capacity would have been reduced by approximately $1.9 billion. Management believes that cash generated by or available to TWC, after considering the $4.0 billion Revolving Credit Facility and related termination of the $5.875 billion Revolving Credit Facility, should be sufficient to fund its capital and liquidity needs for the foreseeable future, including quarterly dividend payments and common stock repurchases. See “Financial Condition and Liquidity” for further details regarding the Company’s committed financial capacity.

TIME WARNER CABLE INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS
OF OPERATIONS AND FINANCIAL CONDITION—(Continued)
Recent Developments
Common Stock Repurchase Program
       On October 29, 2010, TWC’s Board of Directors authorized a common stock repurchase program that allows TWC to repurchase up to an aggregate of $4.0 billion of its common stock. Purchases under this stock repurchase program may be made from time to time on the open market and in privately negotiated transactions. The size and timing of these purchases will be based on a number of factors, including price and business and market conditions.
$4.0 Billion Revolving Credit Facility
       On November 3, 2010, the Company entered into the $4.0 billion Revolving Credit Facility and the Company’s unsecured commercial paper program was reduced from $6.0 billion to $4.0 billion. The Company’s obligations under the $4.0 billion Revolving Credit Facility are guaranteed by its subsidiaries, Time Warner Entertainment Company, L.P. (“TWE”) and TW NY Cable Holding Inc. (“TW NY”). Borrowings under the $4.0 billion Revolving Credit Facility bear interest at a rate based on the credit rating of TWC, which rate was initially LIBOR plus 1.25% per annum. In addition, TWC is required to pay a facility fee on the aggregate commitments under the $4.0 billion Revolving Credit Facility at a rate determined by the credit rating of TWC, which rate was initially 0.25% per annum. TWC may also incur an additional usage fee of 0.25% per annum on the outstanding loans and other extensions of credit under the $4.0 billion Revolving Credit Facility if and when such amounts exceed 25% of the aggregate commitments thereunder. The $4.0 billion Revolving Credit Facility provides same-day funding capability, and a portion of the aggregate commitments, not to exceed $500 million at any time, may be used for the issuance of letters of credit.
       The $4.0 billion Revolving Credit Facility contains conditions, covenants, representations and warranties and events of default (with customary grace periods, as applicable) substantially similar to the conditions, covenants, representations and warranties and events of default in the Company’s $5.875 billion Revolving Credit Facility, including a maximum leverage ratio covenant of 5.0 times TWC’s consolidated EBITDA. The terms and related financial metrics associated with the leverage ratio are defined in the agreement. The $4.0 billion Revolving Credit Facility does not contain any: credit ratings-based defaults or covenants; ongoing covenants or representations specifically relating to a material adverse change in TWC’s financial condition or results of operations; or borrowing restrictions due to material adverse changes in the Company’s business or market disruption. Borrowings under the $4.0 billion Revolving Credit Facility may be used for general corporate purposes, and unused credit is available to support borrowings under the Company’s $4.0 billion unsecured commercial paper program.
       In connection with the entry into the $4.0 billion Revolving Credit Facility, the Company’s $5.875 billion Revolving Credit Facility was terminated.
Common Stock Dividend
       Beginning in March 2010, the Company paid a quarterly cash dividend of $0.40 per share of TWC common stock to TWC stockholders on the respective record date. The total amount of dividends paid during the nine months ended September 30, 2010 was $432 million. On November 3, 2010, the Company’s Board of Directors declared a quarterly cash dividend of $0.40 per share of TWC common stock, payable in cash on December 15, 2010 to stockholders of record at the close of business on November 30, 2010.

TIME WARNER CABLE INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS
OF OPERATIONS AND FINANCIAL CONDITION—(Continued)
Goodwill and Indefinite-lived Intangible Assets
       Historically, goodwill and intangible assets not subject to amortization (i.e., cable franchise rights) have been tested for impairment during the fourth quarter of each year (December 31) or earlier upon the occurrence of a triggering event. During the first quarter of 2010, the Company changed its annual impairment testing date to July 1 to coincide more closely with the Company’s annual preparation of long range projections (“LRPs”), which are a significant component used in the impairment analysis. Prior to the Company’s separation (the “Separation”) from Time Warner Inc. (“Time Warner”) (discussed further below), the Company’s LRPs were prepared during the fourth quarter of each year, consistent with Time Warner’s other business units. After the Separation, the Company began preparing its LRPs in the middle of each year. Accordingly, the Company believes the change in the annual impairment testing date to be preferable in its circumstances. This change is being applied on a prospective basis. The Company does not believe this change would have delayed, accelerated or avoided an impairment charge in prior periods.
       As discussed further in Note 3 to the accompanying consolidated financial statements, the Company determined that goodwill and cable franchise rights were not impaired during its annual impairment analysis performed as of July 1, 2010. To illustrate the extent that the fair value of the cable franchise rights exceeded their carrying value as of July 1, 2010, had the fair values of each of the cable franchise rights been lower by 20%, the Company still would not have recorded an impairment charge. Similarly, a decline in the fair values of the reporting units by up to 30% would not have resulted in any goodwill impairment charges.
FINANCIAL STATEMENT PRESENTATION
Revenues
       The Company’s revenues consist of Subscription and Advertising revenues. Subscription revenues consist of revenues from video, high-speed data and voice services.
       Video revenues include residential and commercial subscriber fees for the Company’s three main levels or “tiers” of video programming service—Basic Service Tier (“BST”), Expanded Basic Service Tier (or Cable Programming Service Tier) (“CPST”) and Digital Basic Service Tier (“DBT”), as well as fees for genre-based programming tiers, such as movie, sports and Spanish-language tiers. Video revenues also include related equipment rental charges, installation charges and fees collected on behalf of local franchising authorities and the Federal Communications Commission (the “FCC”). Additionally, video revenues include revenues from premium channels, transactional video-on-demand (e.g., events and movies) and DVR service. Several ancillary items are also included within video revenues, such as commissions earned on the sale of merchandise by home shopping networks and revenues from home security services.
       High-speed data revenues primarily include residential and commercial subscriber fees for the Company’s high-speed data and wireless mobile broadband services, along with related high-speed data home networking fees and installation charges. High-speed data revenues also include fees paid to TWC by (a) the Advance/Newhouse Partnership for the ability to distribute TWC’s Road RunnerTM high-speed data service (“Road Runner”) and TWC’s management of certain functions for the Advance/Newhouse Partnership, including, among others, programming and engineering, and (b) other distributors of TWC’s Road Runner high-speed data service. In addition, high-speed data revenues include fees received from third-party internet service providers (e.g., Earthlink) whose on-line services are provided to some of TWC’s customers. Commercial high-speed data revenues include amounts generated by the sale of commercial networking and transport services. These services include point-to-point transport services offered to wireless telephone providers (i.e., cell tower backhaul), Internet service providers and competitive carriers on a wholesale basis, as well as Metro Ethernet service.
       Voice revenues include subscriber fees from residential and commercial Digital Phone subscribers, along with related installation charges.
       Advertising revenues include the fees charged to local, regional and national advertising customers for advertising placed on the Company’s video and high-speed data services, as well as advertising inventory sold on behalf of other video service providers. Nearly all Advertising revenues are derived from advertising placed on video services.

TIME WARNER CABLE INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS
OF OPERATIONS AND FINANCIAL CONDITION—(Continued)
Costs and Expenses
       Costs of revenues include the following costs directly associated with the delivery of services to subscribers or the maintenance of the Company’s delivery systems: video programming costs; high-speed data connectivity costs; voice network costs; wireless mobile broadband service costs; other service-related expenses, including non-administrative labor; franchise fees; and other related costs.
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

       Management uses OIBDA, among other measures, in evaluating the performance of the Company’s business because it eliminates the effects of (1) considerable amounts of noncash depreciation and amortization and (2) items not within the control of the Company’s operations managers (such as net income (loss) attributable to noncontrolling interests, income tax benefit (provision), other income (expense), net, and interest expense, net). Management believes that Free Cash Flow is an important indicator of the Company’s liquidity after the payment of cash taxes, interest and other cash items, including its ability to reduce net debt, pay dividends, repurchase common stock and make strategic investments. Performance measures derived from OIBDA are also used in the Company’s annual incentive compensation programs. In addition, both of these measures are commonly used by analysts, investors and others in evaluating the Company’s performance and liquidity.
       These measures have inherent limitations. For example, OIBDA does not reflect capital expenditures or the periodic costs of certain capitalized assets used in generating revenues. To compensate for such limitations, management evaluates performance through, among other measures, Free Cash Flow, which reflects capital expenditure decisions, and net income (loss) attributable to TWC shareholders, which reflects the periodic costs of capitalized assets. OIBDA also fails to reflect the significant costs borne by the Company for income taxes and debt servicing costs, the share of OIBDA attributable to noncontrolling interests, the results of the Company’s equity investments and other non-operational income or expense. Management compensates for these limitations by using other analytics such as a review of net income (loss) attributable to TWC shareholders. Free Cash Flow, a liquidity measure, does not reflect payments made in connection with investments and acquisitions, which reduce liquidity. To compensate for this limitation, management evaluates such investments and acquisitions through other measures such as return on investment analyses.
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

TIME WARNER CABLE INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS
OF OPERATIONS AND FINANCIAL CONDITION—(Continued)
Basis of Presentation
Separation from Time Warner
       On March 12, 2009, TWC completed the Separation from Time Warner, which, prior to the Separation, owned approximately 84% of the common stock of TWC (representing a 90.6% voting interest) and a 12.43% non-voting common stock interest in TW NY, a subsidiary of TWC. As a result of the Separation, Time Warner no longer has an ownership interest in TWC or TW NY. Refer to the 2009 Form 10-K for additional information regarding the Separation.
Reclassifications
       Certain reclassifications have been made to the prior year financial information to conform to the current year presentation.
Recent Accounting Standards
       See Note 2 to the accompanying consolidated financial statements for accounting standards adopted in 2010 and recently issued accounting standards not yet adopted.
RESULTS OF OPERATIONS
Three and Nine Months Ended September 30, 2010 Compared to Three and Nine Months Ended September 30, 2009
       The following discussion provides an analysis of the Company’s results of operations and should be read in conjunction with the accompanying consolidated statement of operations, as well as the consolidated financial statements and notes thereto and MD&A included in the 2009 Form 10-K.
       Revenues. Revenues by major category were as follows (in millions):

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2010	2009	% Change	2010	2009	% Change
Subscription:
Video	$2,743	$2,698	1.7%	$8,264	$8,071	2.4%
High-speed data	1,255	1,138	10.3%	3,680	3,362	9.5%
Voice	513	480	6.9%	1,511	1,402	7.8%

Total Subscription	4,511	4,316	4.5%	13,455	12,835	4.8%
Advertising	223	182	22.5%	612	501	22.2%

Total	$4,734	$4,498	5.2%	$14,067	$13,336	5.5%

TIME WARNER CABLE INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS
OF OPERATIONS AND FINANCIAL CONDITION—(Continued)
       Selected subscriber-related statistics were as follows (in thousands):

	September 30,
	2010	2009	% Change
Video(a)	12,551	12,964	(3.2%)
Residential high-speed data(b)(c)	9,386	8,874	5.8%
Commercial high-speed data(b)(c)	324	293	10.6%
Residential Digital Phone(c)(d)	4,324	4,078	6.0%
Commercial Digital Phone(c)(d)	102	58	75.9%
Primary service units(e)	26,687	26,267	1.6%
Digital video(f)(g)	9,013	8,810	2.3%
Revenue generating units(g)(h)	35,700	35,077	1.8%
Customer relationships(g)(i)	14,438	14,627	(1.3%)
Double play(g)(j)	4,904	4,873	0.6%
Triple play(g)(k)	3,672	3,384	8.5%

(a)	Video subscriber numbers reflect billable subscribers who receive at least the BST video programming tier.

(b)	High-speed data subscriber numbers reflect billable subscribers who receive TWC’s Road Runner high-speed data service or any of the other high-speed data services offered by TWC.

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

(g)
During the second quarter of 2010, the Company recorded adjustments that (a) increased both digital video subscribers and revenue generating units by 41,000 and triple play subscribers by 69,000 and (b) reduced customer relationships and double play subscribers by 76,000 and 64,000, respectively. These adjustments are reflected in the Company’s subscriber numbers as of September 30, 2010.

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
       For the three months ended September 30, 2010, residential subscription revenues increased 3.5% to $4.224 billion and commercial subscription revenues increased 21.6% to $287 million. For the nine months ended September 30, 2010, residential subscription revenues increased 4.0% to $12.646 billion and commercial subscription revenues increased 20.4% to $809 million. Total subscription revenues increased 4.5% and 4.8% for the three and nine months ended September 30, 2010, respectively, as a result of increases in video, high-speed data and voice revenues.

TIME WARNER CABLE INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS
OF OPERATIONS AND FINANCIAL CONDITION—(Continued)
       The increase in video revenues for the three and nine months ended September 30, 2010 was primarily due to video price increases, the continued growth of digital video subscribers and an increase in revenues from DVR service, which were partially offset by a decrease in video subscribers and, for the three months ended September 30, 2010, a decrease in transactional video-on-demand revenues. Commercial video revenues were $68 million and $199 million for the three and nine months ended September 30, 2010, respectively, compared to $65 million and $188 million for the three and nine months ended September 30, 2009, respectively. The major components of video revenues were as follows (in millions):

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2010	2009	% Change	2010	2009	% Change
Programming tiers(a)	$1,803	$1,800	0.2%	$5,436	$5,398	0.7%
Premium channels	216	219	(1.4%)	650	657	(1.1%)
Transactional video-on-demand	87	95	(8.4%)	282	281	0.4%
Video equipment rental and installation charges	333	301	10.6%	978	894	9.4%
DVR service	146	128	14.1%	434	379	14.5%
Franchise and other fees(b)	123	119	3.4%	370	356	3.9%
Other	35	36	(2.8%)	114	106	7.5%

Total	$2,743	$2,698	1.7%	$8,264	$8,071	2.4%

(a)	Programming tier revenues include subscriber fees for the BST, CPST and DBT video programming tiers, as well as genre-based programming tiers, such as movie, sports and Spanish-language tiers.

(b)	Franchise and other fees include fees collected on behalf of local franchising authorities and the FCC.
       High-speed data revenues increased primarily due to growth in high-speed data subscribers and, to a lesser extent, increases in average revenues per subscriber and other commercial service revenues (e.g., cell tower backhaul and Metro Ethernet revenues). Commercial high-speed data revenues were $185 million and $521 million for the three and nine months ended September 30, 2010, respectively, compared to $152 million and $436 million for the three and nine months ended September 30, 2009, respectively.
       The increase in voice revenues was due to growth in Digital Phone subscribers, partially offset by a decrease in average revenues per subscriber. Commercial voice revenues were $34 million and $89 million for the three and nine months ended September 30, 2010, respectively, compared to $19 million and $48 million for the three and nine months ended September 30, 2009, respectively.
       Average monthly subscription revenues (which includes residential and commercial video, high-speed data and voice revenues) per unit were as follows:

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2010	2009	% Change	2010	2009	% Change
Average monthly subscription revenues per:
Customer relationship(a)	$104.06	$98.34	5.8%	$102.95	$97.48	5.6%
Primary service unit	56.39	54.93	2.7%	56.20	54.84	2.5%

(a)
During the second quarter of 2010, the Company recorded adjustments that reduced customer relationships by 76,000. This adjustment is reflected in the Company’s subscriber numbers as of September 30, 2010, impacting the average customer relationships used to calculate average monthly subscription revenues per customer relationship for the three and nine months ended September 30, 2010.

       Advertising revenues increased primarily due to higher revenues from regional, local and, to a lesser extent, national businesses, as well as growth in political advertising revenues. The Company expects that Advertising revenues will increase during the fourth quarter of 2010 as compared to 2009 primarily as a result of higher political advertising revenues.

TIME WARNER CABLE INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS
OF OPERATIONS AND FINANCIAL CONDITION—(Continued)
       Costs of revenues. The major components of costs of revenues were as follows (in millions):

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2010	2009	% Change	2010	2009	% Change
Video programming	$1,044	$1,009	3.5%	$3,157	$3,013	4.8%
Employee(a)	666	657	1.4%	1,956	1,950	0.3%
High-speed data	37	33	12.1%	103	99	4.0%
Voice	168	161	4.3%	497	470	5.7%
Video franchise and other fees(b)	123	119	3.4%	370	356	3.9%
Other direct operating costs(a)	201	184	9.2%	574	535	7.3%

Total	$2,239	$2,163	3.5%	$6,657	$6,423	3.6%

Costs of revenues as a percentage of revenues	47.3%	48.1%		47.3%	48.2%

(a)
Employee and other direct operating costs include costs directly associated with the delivery of the Company’s video, high-speed data and voice services to subscribers and the maintenance of the Company’s delivery systems.

(b)	Video franchise and other fees include fees collected on behalf of local franchising authorities and the FCC.
       For the three and nine months ended September 30, 2010, costs of revenues increased 3.5% and 3.6%, respectively, primarily related to increases in video programming and voice costs.
       The increase in video programming costs was primarily due to contractual rate increases and incremental costs associated with the continued retransmission of certain local broadcast stations, partially offset by a decline in video subscribers. Additionally, video programming costs for the three and nine months ended September 30, 2010 were reduced by approximately $15 million and $25 million, respectively, and video programming costs for both the three and nine months ended September 30, 2009 were increased by approximately $5 million due to changes in cost estimates for programming services carried without a contract, reversals of previously accrued audit reserves and certain contract settlements. Average programming costs per video subscriber increased 6.8% to $27.60 per month for the three months ended September 30, 2010 from $25.85 per month for the three months ended September 30, 2009. Average programming costs per video subscriber increased 7.4% to $27.55 per month for the nine months ended September 30, 2010 from $25.66 per month for the nine months ended September 30, 2009.
       Employee costs for the three and nine months ended September 30, 2010 increased primarily as a result of higher costs associated with commercial service-related employees, which, for the nine months ended September 30, 2010, were partially offset by a decline in residential service-related employee costs, primarily resulting from decreased connect and installation activity. Employee expense for both the three and nine months ended September 30, 2010 was also impacted by a decrease in pension expense, which, for the nine months ended September 30, 2010, was partially offset by higher employee medical expense.
       Voice costs consist of the direct costs associated with the delivery of voice services, including network connectivity costs. Voice costs for the three and nine months ended September 30, 2010 increased primarily due to growth in Digital Phone subscribers.

TIME WARNER CABLE INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS
OF OPERATIONS AND FINANCIAL CONDITION—(Continued)
       Selling, general and administrative expenses. The components of selling, general and administrative expenses were as follows (in millions):

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2010	2009	% Change	2010	2009	% Change
Employee	$313	$284	10.2%	$936	$863	8.5%
Marketing	156	140	11.4%	463	408	13.5%
Bad debt(a)	37	38	(2.6%)	94	132	(28.8%)
Separation-related “make-up” equity award costs(b)	1	4	(75.0%)	5	6	(16.7%)
Other	274	250	9.6%	780	728	7.1%

Total	$781	$716	9.1%	$2,278	$2,137	6.6%

(a)
Bad debt expense includes amounts charged to expense associated with the Company’s allowance for doubtful accounts and collection expenses, net of late fees billed to subscribers. Late fees billed to subscribers were $35 million and $102 million for the three and nine months ended September 30, 2010, respectively, and $32 million and $84 million for the three and nine months ended September 30, 2009, respectively.

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

       Selling, general and administrative expenses for the three and nine months ended September 30, 2010 increased primarily as a result of increases in employee expenses (primarily due to higher headcount and compensation), marketing expenses and consulting and professional fees. For the nine months ended September 30, 2010, these increases were partially offset by a decrease in bad debt expense primarily due to improvements in collection efforts.
       Restructuring costs. The results include restructuring costs of $13 million and $44 million for the three and nine months ended September 30, 2010, respectively, and $14 million and $64 million for the three and nine months ended September 30, 2009, respectively, primarily related to headcount reductions, and, for the nine months ended September 30, 2010, the termination of a facility lease that occurred during the second quarter of 2010. During the first quarter of 2009, TWC began a significant restructuring, resulting in the elimination of approximately 1,300 positions during 2009, of which approximately 1,100 occurred during the first nine months of the year. During the nine months ended September 30, 2010, TWC eliminated approximately 700 additional positions as a result of this restructuring. The Company expects to incur additional restructuring costs of approximately $15 million during the fourth quarter of 2010.
       Gain on sale of cable systems. During the nine months ended September 30, 2009, the Company recovered $2 million of losses associated with the 2008 sale of certain non-core cable systems as a result of a post-closing purchase price adjustment.

TIME WARNER CABLE INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS
OF OPERATIONS AND FINANCIAL CONDITION—(Continued)
       Reconciliation of OIBDA to Operating Income. The following table reconciles OIBDA to Operating Income. In addition, the table provides the components from Operating Income to net income attributable to TWC shareholders for purposes of the discussions that follow (in millions):

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2010	2009	% Change	2010	2009	% Change
OIBDA	$1,701	$1,605	6.0%	$5,088	$4,714	7.9%
Depreciation	(745)	(713)	4.5%	(2,237)	(2,105)	6.3%
Amortization	(29)	(64)	(54.7%)	(156)	(183)	(14.8%)

Operating Income	927	828	12.0%	2,695	2,426	11.1%
Interest expense, net	(346)	(348)	(0.6%)	(1,034)	(974)	6.2%
Other expense, net	(25)	(19)	31.6%	(58)	(83)	(30.1%)

Income before income taxes	556	461	20.6%	1,603	1,369	17.1%
Income tax provision	(193)	(193)	—	(683)	(600)	13.8%

Net income	363	268	35.4%	920	769	19.6%
Less: Net income attributable to noncontrolling interests	(3)	—	NM	(4)	(21)	(81.0%)

Net income attributable to TWC shareholders	$360	$268	34.3%	$916	$748	22.5%

NM— Not meaningful.
       OIBDA. OIBDA for the three and nine months ended September 30, 2010 increased principally as a result of revenue growth, partially offset by higher costs of revenues and selling, general and administrative expenses, as discussed above.
       Depreciation. The increase in depreciation expense for the three and nine months ended September 30, 2010 was primarily associated with continued investments in customer premise equipment, scalable infrastructure and line extensions occurring during or subsequent to the comparable period in 2009.
       Amortization. The decrease in amortization expense for the three and nine months ended September 30, 2010 was primarily due to approximately $880 million of customer relationships acquired in the July 31, 2006 transactions with Adelphia Communications Corporation and Comcast Corporation that were fully amortized as of July 31, 2010. Amortization expense for the nine months ended September 30, 2009 included a benefit of approximately $13 million recorded to reduce excess amortization recorded in prior years.
       Operating Income. Operating Income for the three and nine months ended September 30, 2010 increased primarily due to the increase in OIBDA and the decrease in amortization expense, partially offset by the increase in depreciation expense, as discussed above.
       Interest expense, net. Interest expense, net, for the nine months ended September 30, 2010 increased primarily due to higher average debt outstanding during the first quarter of 2010 as compared to the first quarter of 2009. Interest expense, net, for the nine months ended September 30, 2009 included $13 million of debt issuance costs primarily related to upfront loan fees on a 364-day senior unsecured term loan facility entered into in 2008 in connection with the Separation, which were recognized as expense when the facility was repaid and terminated following the Company’s public debt issuance in March 2009.

TIME WARNER CABLE INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS
OF OPERATIONS AND FINANCIAL CONDITION—(Continued)
       Other expense, net. Other expense, net, detail is shown in the table below (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Direct transaction costs related to the Separation(a)	$—	$—	$—	$(28)
Loss from equity investments, net(b)	(27)	(13)	(68)	(36)
Investment in The Reserve Fund’s Primary Fund	1	—	1	(10)
Other investment gains	—	—	—	3
Equity award reimbursement obligation to Time Warner(c)	(2)	(5)	5	(13)
Other	3	(1)	4	1

Other expense, net	$(25)	$(19)	$(58)	$(83)

(a)	Amounts primarily consist of legal and professional fees.

(b)	The increase in loss from equity investments, net, for the three and nine months ended September 30, 2010 was primarily due to increases in losses incurred by Clearwire Communications LLC.

(c)	See Note 5 to the accompanying consolidated financial statements for a discussion of the Company’s accounting for its equity award reimbursement obligation to Time Warner.
       Income tax provision. For both the three months ended September 30, 2010 and 2009, the Company recorded income tax provisions of $193 million. For the nine months ended September 30, 2010 and 2009, the Company recorded income tax provisions of $683 million and $600 million, respectively. The effective tax rate was 34.7% and 41.9% for the three months ended September 30, 2010 and 2009, respectively, and 42.6% and 43.8% for the nine months ended September 30, 2010 and 2009, respectively.
       The income tax provision and the effective tax rates for the three and nine months ended September 30, 2010 benefited from adjustments of $23 million and $29 million, respectively, to the Company’s valuation allowance for deferred tax assets associated with an equity-method investment.
       The income tax provision and the effective tax rate for the nine months ended September 30, 2010 were also impacted by a net noncash charge of $68 million related to the reversal of previously recognized deferred income tax benefits primarily as a result of the expiration, on March 12, 2010, of vested Time Warner stock options held by TWC employees. As a result of the Separation on March 12, 2009, TWC employees who held stock options under Time Warner equity plans were treated as if their employment with Time Warner had been terminated without cause at the time of the Separation. In most cases, this treatment resulted in shortened exercise periods, generally one year from the date of Separation, for vested Time Warner stock options held by TWC employees.
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
       The income tax provision and the effective tax rate for the nine months ended September 30, 2009 were impacted by the passage of the California state budget during the first quarter of 2009 that, in part, changed the methodology of income tax apportionment in California. This tax law change resulted in an increase in state deferred tax liabilities and a corresponding noncash tax provision of $38 million, which was recorded in the first quarter of 2009. On October 19, 2010, legislation was enacted in California that reversed the changes in methodology of California income tax apportionment included in the 2009 California state budget. As a result, the Company expects that this tax law change will result in a decrease in state deferred tax liabilities and a corresponding noncash tax benefit of approximately $40 million, which will be recorded in the fourth quarter of 2010.

TIME WARNER CABLE INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS
OF OPERATIONS AND FINANCIAL CONDITION—(Continued)
       Absent the impacts of the 2010 valuation allowance adjustments and the reversal of previously recognized deferred income tax benefits primarily resulting from the expiration of vested Time Warner stock options and the 2009 California tax law change, the effective tax rates would have been 39.2% and 41.9% for the three months ended September 30, 2010 and 2009, respectively, and 40.2% and 41.1% for the nine months ended September 30, 2010 and 2009, respectively.
       Net income attributable to noncontrolling interests. Net income attributable to noncontrolling interests for the nine months ended September 30, 2010 decreased principally due to changes in the ownership structure of the Company that occurred during the first quarter of 2009 in connection with the Separation.
       Net income attributable to TWC shareholders and net income per common share attributable to TWC common shareholders. Net income attributable to TWC shareholders and net income per common share attributable to TWC common shareholders were as follows for the three and nine months ended September 30, 2010 and 2009 (in millions, except per share data):

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2010	2009	% Change	2010	2009	% Change
Net income attributable to TWC shareholders	$360	$268	34.3%	$916	$748	22.5%

Net income per common share attributable to TWC common shareholders:
Basic	$1.00	$0.76	31.6%	$2.56	$2.15	19.1%

Diluted	$1.00	$0.76	31.6%	$2.55	$2.14	19.2%

       For the three and nine months ended September 30, 2010, net income attributable to TWC shareholders and net income per common share attributable to TWC common shareholders increased primarily due to an increase in Operating Income, which, for the nine months ended September 30, 2010, was partially offset by increases in income tax provision and interest expense, net, each as discussed above.
FINANCIAL CONDITION AND LIQUIDITY
       Management believes that cash generated by or available to TWC, after considering the $4.0 billion Revolving Credit Facility and related termination of the $5.875 billion Revolving Credit Facility, should be sufficient to fund its capital and liquidity needs for the foreseeable future, including quarterly dividend payments and common stock repurchases. TWC’s sources of cash include cash provided by operating activities, cash and equivalents on hand, borrowing capacity under its committed credit facility and commercial paper program, as well as access to capital markets.
       The Company generally invests its cash and equivalents in a combination of money market, government and treasury funds, as well as other similar instruments, in accordance with the Company’s investment policy of diversifying its investments and limiting the amount of its investments in a single entity or fund. As of September 30, 2010, nearly all of the Company’s cash and equivalents was invested in money market funds, with no more than 20% invested in any one fund.
       TWC’s unused committed financial capacity was $6.853 billion as of September 30, 2010, reflecting $1.128 billion of cash and equivalents and $5.725 billion of available borrowing capacity under the Company’s $5.875 billion Revolving Credit Facility. As discussed in “Recent Developments—$4.0 Billion Revolving Credit Facility,” on November 3, 2010, the Company entered into the $4.0 billion Revolving Credit Facility and the $5.875 billion Revolving Credit Facility, scheduled to mature in February 2011, was terminated. Had the $4.0 billion Revolving Credit Facility been in place (and the $5.875 billion Revolving Credit Facility been terminated) as of September 30, 2010, the Company’s unused committed financial capacity would have been reduced by $1.875 billion.

TIME WARNER CABLE INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS
OF OPERATIONS AND FINANCIAL CONDITION—(Continued)
Current Financial Condition
       As of September 30, 2010, the Company had $21.314 billion of debt, $1.128 billion of cash and equivalents (net debt of $20.186 billion, defined as total debt less cash and equivalents), $300 million of mandatorily redeemable non-voting Series A Preferred Equity Membership Units (the “TW NY Cable Preferred Membership Units”) issued by a subsidiary of TWC, Time Warner NY Cable LLC (“TW NY Cable”), and $9.425 billion of total TWC shareholders’ equity. As of December 31, 2009, the Company had $22.331 billion of debt, $1.048 billion of cash and equivalents (net debt of $21.283 billion), $300 million of TW NY Cable Preferred Membership Units and $8.685 billion of total TWC shareholders’ equity.
       The following table shows the significant items contributing to the change in net debt from December 31, 2009 to September 30, 2010 (in millions):

Balance as of December 31, 2009	$21,283
Cash provided by operating activities	(3,774)
Capital expenditures	2,148
Dividends paid	432
Increase in the fair value of debt subject to interest rate swap contracts(a)	252
All other, net	(155)

Balance as of September 30, 2010	$20,186

(a)
The increase in the fair value of debt subject to interest rate swap contracts is equal to the increase in the fair value of the underlying swaps, which are separately recorded as assets in the accompanying consolidated balance sheet. See Note 5 to the accompanying consolidated financial statements for a discussion of the Company’s accounting for its interest rate swap contracts.

       In 2008, TWC filed a shelf registration statement on Form S-3 with the Securities and Exchange Commission (the “SEC”) that allows TWC to offer and sell from time to time senior and subordinated debt securities and debt warrants.
       On October 29, 2010, TWC’s Board of Directors authorized a common stock repurchase program that allows TWC to repurchase up to an aggregate of $4.0 billion of its common stock. Purchases under this stock repurchase program may be made from time to time on the open market and in privately negotiated transactions. The size and timing of these purchases will be based on a number of factors, including price and business and market conditions.
       On November 3, 2010, the Company’s Board of Directors declared a quarterly cash dividend of $0.40 per share of TWC common stock, payable in cash on December 15, 2010 to stockholders of record at the close of business on November 30, 2010.
Cash Flows
       Cash and equivalents increased $80 million and decreased $4.943 billion for the nine months ended September 30, 2010 and 2009, respectively. Components of these changes are discussed below in more detail.

TIME WARNER CABLE INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS
OF OPERATIONS AND FINANCIAL CONDITION—(Continued)
Operating Activities
       Details of cash provided by operating activities are as follows (in millions):

	Nine Months Ended
	September 30,
	2010	2009
OIBDA	$5,088	$4,714
Gain on sale of cable systems	—	(2)
Noncash equity-based compensation	82	77
Net interest payments(a)	(1,068)	(909)
Pension plan contributions	(52)	(129)
Net income tax payments(b)	(360)	(27)
Net restructuring accruals	3	13
All other, net, including working capital changes	81	68

Cash provided by operating activities	$3,774	$3,805

(a)
Amounts include interest income received (including amounts received under interest rate swap contracts) of $81 million and $7 million for the nine months ended September 30, 2010 and 2009, respectively.

(b)
Amounts include income tax refunds received of $90 million and $52 million for the nine months ended September 30, 2010 and 2009, respectively, which primarily represent reimbursements from Time Warner in accordance with a tax sharing arrangement between TWC and Time Warner.

       Cash provided by operating activities decreased from $3.805 billion for the nine months ended September 30, 2009 to $3.774 billion for the nine months ended September 30, 2010. This decrease was primarily related to increases in net income tax and interest payments, partially offset by an increase in OIBDA (as previously discussed) and the decrease in pension plan contributions.
       Net income tax payments for the nine months ended September 30, 2009 benefited from the impact of the accelerated depreciation deductions provided by the American Recovery and Reinvestment Act of 2009, partially offset by the reversal of a portion of similar benefits received in 2008 from the Economic Stimulus Act of 2008. These Acts provide for a first year bonus depreciation deduction of 50% of the cost of the Company’s qualified capital expenditures for the year.
       Net income tax payments for the nine months ended September 30, 2010 were impacted by the absence of bonus depreciation and the reversal of a portion of the bonus depreciation benefits received in 2008 and 2009. On September 27, 2010, the Small Business Jobs Act was enacted, which provides for a bonus depreciation deduction of 50% of the cost of the Company’s qualified capital expenditures during 2010. This legislation is applied retroactively to the beginning of 2010. As a result, the Company expects that it will not make any Federal income tax payments during the fourth quarter of 2010. Additionally, the Company expects that as a result of this legislation, it will have a Federal income tax receivable as of December 31, 2010, which will reduce net income tax payments in the first half of 2011.
       Net interest payments for the nine months ended September 30, 2010 increased primarily as a result of the timing of interest payments related to the public debt issuances in March, June and December 2009.
       The Company contributed $52 million to its funded and unfunded noncontributory defined benefit pension plans (the “pension plans”) during the nine months ended September 30, 2010, and may make additional discretionary cash contributions to its pension plans during the fourth quarter of 2010. See Note 9 to the accompanying consolidated financial statements for additional discussion of the Company’s pension plans.

TIME WARNER CABLE INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS
OF OPERATIONS AND FINANCIAL CONDITION—(Continued)
Investing Activities
       Details of cash used by investing activities are as follows (in millions):

	Nine Months Ended
	September 30,
	2010	2009
Acquisitions and investments, net of cash acquired and distributions received:
The Reserve Fund’s Primary Fund(a)	$35	$54
Sterling Entertainment Enterprises, LLC(b)	60	—
SpectrumCo(c)	—	(27)
All other	(40)	(21)
Capital expenditures	(2,148)	(2,287)
Other investing activities	7	9

Cash used by investing activities	$(2,086)	$(2,272)

(a)	Amounts reflect the receipt of the Company’s pro rata share of partial distributions made by The Reserve Fund’s Primary Fund.

(b)	Amount represents distributions received from Sterling Entertainment Enterprises, LLC (d/b/a SportsNet New York), an equity-method investee.

(c)	TWC is a participant in a joint venture with certain other cable companies (“SpectrumCo”) that holds advanced wireless spectrum licenses.
       Cash used by investing activities decreased from $2.272 billion for the nine months ended September 30, 2009 to $2.086 billion for the nine months ended September 30, 2010. This decrease was principally due to a decline in capital expenditures. The Company expects that capital expenditures will be less than $3.0 billion in 2010.
       TWC’s capital expenditures included the following major categories (in millions):

	Nine Months Ended
	September 30,
	2010	2009
Customer premise equipment(a)	$868	$951
Scalable infrastructure(b)	527	530
Line extensions(c)	263	215
Upgrades/rebuilds(d)	117	125
Support capital(e)	373	466

Total capital expenditures	$2,148	$2,287

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

(e)
Amounts represent all other capital purchases required to run day-to-day operations. These costs typically include vehicles, land and buildings, computer hardware/software, office equipment, furniture and fixtures, tools and test equipment. Amounts include capitalized software costs of $131 million and $123 million for the nine months ended September 30, 2010 and 2009, respectively.

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
Financing Activities
       Details of cash used by financing activities are as follows (in millions):

	Nine Months Ended
	September 30,
	2010	2009
Borrowings (repayments), net(a)	$(1,261)	$2,215
Borrowings	—	10,071
Repayments	(8)	(7,877)
Debt issuance costs	—	(26)
Proceeds from exercise of stock options	86	2
Dividends paid	(432)	—
Payment of special cash dividend	—	(10,856)
Other financing activities	7	(5)

Cash used by financing activities	$(1,608)	$(6,476)

(a)	Borrowings (repayments), net, reflects borrowings under the Company’s commercial paper program with original maturities of three months or less, net of repayments of such borrowings.
       Cash used by financing activities decreased from $6.476 billion for the nine months ended September 30, 2009 to $1.608 billion for the nine months ended September 30, 2010. Cash used by financing activities for the nine months ended September 30, 2010 primarily included net repayments under the Company’s commercial paper program and the payment of quarterly cash dividends. Cash used by financing activities for the nine months ended September 30, 2009 primarily consisted of the payment of the special cash dividend in connection with the Separation, partially offset by the net proceeds of the public debt issuances in March and June 2009.
Free Cash Flow
       Reconciliation of cash provided by operating activities to Free Cash Flow. The following table reconciles cash provided by operating activities to Free Cash Flow (in millions):

	Nine Months Ended
	September 30,
	2010	2009
Cash provided by operating activities	$3,774	$3,805
Add: Excess tax benefit from exercise of stock options	15	—
Less:
Capital expenditures	(2,148)	(2,287)
Cash paid for other intangible assets	(21)	(17)
Other	(1)	(5)

Free Cash Flow	$1,619	$1,496

TIME WARNER CABLE INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS
OF OPERATIONS AND FINANCIAL CONDITION—(Continued)
       Free Cash Flow increased from $1.496 billion for the nine months ended September 30, 2009 to $1.619 billion for the nine months ended September 30, 2010, primarily as a result of a decrease in capital expenditures, as discussed above. The Company expects that Free Cash Flow in the fourth quarter of 2010 will benefit from the impact of bonus depreciation on net income tax payments, as discussed above. This benefit may be offset by fourth quarter 2010 contributions to the Company’s pension plans.
Outstanding Debt and Mandatorily Redeemable Preferred Equity and Available Financial Capacity
       Debt and mandatorily redeemable preferred equity as of September 30, 2010 and December 31, 2009 were as follows:

			Outstanding Balance as of
			September 30,	December 31,
	Maturity	Interest Rate	2010	2009
			(in millions)
TWC notes and debentures(a)	2012-2039	6.181%(b)	$18,606	$18,357
TWE notes and debentures(c)	2012-2033	7.518%(b)	2,705	2,702
Credit facilities and commercial paper program(d)(e)	2011		—	1,261
Capital leases and other			3	11

Total debt			21,314	22,331
TW NY Cable Preferred Membership Units	2013	8.210%	300	300

Total debt and mandatorily redeemable preferred equity			$21,614	$22,631

(a)	The increase in the outstanding balance of TWC notes and debentures as of September 30, 2010 is primarily due to the increase in the fair value of debt subject to interest rate swap contracts.

(b)	Rate represents a weighted-average effective interest rate as of September 30, 2010 and includes the effects of interest rate swap contracts.

(c)
Outstanding balance of TWE notes and debentures as of September 30, 2010 and December 31, 2009 includes an unamortized fair value adjustment of $93 million and $102 million, respectively, which includes the fair value adjustment recognized as a result of the 2001 merger of America Online, Inc. (now known as AOL Inc.) and Time Warner Inc. (now known as Historic TW Inc.). TWE is a consolidated subsidiary of the Company.

(d)
TWC’s unused committed financial capacity was $6.853 billion as of September 30, 2010, reflecting $1.128 billion in cash and equivalents and $5.725 billion of available borrowing capacity under the $5.875 billion Revolving Credit Facility (which reflects a reduction of $150 million for outstanding letters of credit backed by the $5.875 billion Revolving Credit Facility). As discussed in “Recent Developments—$4.0 Billion Revolving Credit Facility,” on November 3, 2010, the Company entered into the $4.0 billion Revolving Credit Facility and the $5.875 billion Revolving Credit Facility, scheduled to mature in February 2011, was terminated. Had the $4.0 billion Revolving Credit Facility been in place (and the $5.875 billion Revolving Credit Facility been terminated) as of September 30, 2010, the Company’s unused committed financial capacity would have been reduced by $1.875 billion.

(e)	Outstanding balance as of December 31, 2009 excludes an unamortized discount on commercial paper of $1 million (none as of September 30, 2010).
       On November 3, 2010, the Company entered into the $4.0 billion Revolving Credit Facility and the $5.875 billion Revolving Credit Facility was terminated. See the “Recent Developments—$4.0 Billion Revolving Credit Facility” and the 2009 Form 10-K for further details regarding the Company’s outstanding debt and mandatorily redeemable preferred equity and other financing arrangements, including certain information about maturities, covenants, rating triggers and bank credit agreement leverage ratios relating to such debt and financing arrangements.
Contractual Obligations
       The Company has obligations to make future payments for goods and services under certain contractual arrangements. These contractual obligations secure the future rights to various assets and services to be used in the normal course of the Company’s operations. For example, the Company is contractually committed to make certain minimum lease payments for the use of property under operating lease agreements. In accordance with applicable accounting rules, the future rights and obligations pertaining to firm commitments, such as operating lease obligations and certain purchase obligations under contracts, are not reflected as assets or liabilities in the accompanying consolidated balance sheet.

TIME WARNER CABLE INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS
OF OPERATIONS AND FINANCIAL CONDITION—(Continued)
       The following table summarizes the Company’s aggregate contractual obligations as of September 30, 2010, and the estimated timing and effect that such obligations are expected to have on the Company’s liquidity and cash flows in future periods (in millions):

	2010(a)	2011-2012	2013-2014	Thereafter	Total
Programming purchases(b)	$909	$7,570	$7,050	$9,856	$25,385
Outstanding debt obligations and TW NY Cable Preferred Membership Units(c)	—	2,101	3,551	15,751	21,403
Interest and dividends(d)	313	2,962	2,508	12,111	17,894
Facility leases(e)	30	215	177	396	818
Digital Phone connectivity(f)	124	582	71	—	777
Data processing services	18	124	36	—	178
High-speed data connectivity(g)	14	41	7	22	84
Other	22	185	112	71	390

Total	$1,430	$13,780	$13,512	$38,207	$66,929

(a)	2010 amounts represent the Company’s contractual obligations for the three months ended December 31, 2010.

(b)
Programming purchases represent contracts that the Company has with cable television networks and broadcast stations to provide programming services to its subscribers. The amounts included above represent estimates of the future programming costs for these contract requirements and commitments based on subscriber numbers and tier placement as of September 30, 2010 applied to the per-subscriber rates contained in these contracts. Actual amounts due under such contracts may differ from the amounts above based on the actual subscriber numbers and tier placements.

(c)
Outstanding debt obligations and TW NY Cable Preferred Membership Units represent principal amounts due on outstanding debt obligations and the TW NY Cable Preferred Membership Units as of September 30, 2010. Amounts do not include any fair value adjustments, bond premiums, discounts, interest rate derivatives, interest payments or dividends.

(d)
Amounts are based on the outstanding debt or TW NY Cable Preferred Membership Units balances, respective interest or dividend rates (interest rates on variable-rate debt were held constant through maturity at the September 30, 2010 rates) and maturity schedule of the respective instruments as of September 30, 2010. Interest ultimately paid on these obligations may differ based on changes in interest rates for variable-rate debt, as well as any potential future refinancings entered into by the Company. See Note 4 to the accompanying consolidated financial statements for further details.

(e)	The Company has facility lease obligations under various operating leases including minimum lease obligations for real estate and operating equipment.

(f)
Digital Phone connectivity obligations relate to transport, switching and interconnection services, primarily provided by Sprint Corporation (“Sprint”), that allow for the origination and termination of local and long-distance telephony traffic. These expenses also include related technical support services. Beginning in the fourth quarter of 2010, the Company is gradually replacing Sprint as the provider of these services. There is generally no obligation to purchase these services if the Company is not providing Digital Phone service. The amounts included above are generally based on the number of Digital Phone subscribers as of September 30, 2010 and the per-subscriber contractual rates contained in the contracts that were in effect as of September 30, 2010 and also reflect the gradual replacement of Sprint between the fourth quarter 2010 and the first quarter of 2014.

(g)	High-speed data connectivity obligations are based on the contractual terms for bandwidth circuits that were in use as of September 30, 2010.
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

TIME WARNER CABLE INC.
ITEM 4. CONTROLS AND PROCEDURES
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
       The Company, under the supervision and with the participation of its management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed in reports filed or submitted by the Company under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that information required to be disclosed by the Company is accumulated and communicated to the Company’s management to allow timely decisions regarding the required disclosure.
Changes in Internal Control Over Financial Reporting
       There have not been any changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

TIME WARNER CABLE INC.
CONSOLIDATED BALANCE SHEET
(Unaudited)

	September 30,	December 31,
	2010	2009
	(in millions)
ASSETS
Current assets:
Cash and equivalents	$1,128	$1,048
Receivables, less allowances of $91 million and $74 million as of September 30, 2010 and December 31, 2009, respectively	673	663
Deferred income tax assets	133	139
Other current assets	409	252

Total current assets	2,343	2,102
Investments	905	975
Property, plant and equipment, net	13,666	13,919
Intangible assets subject to amortization, net	139	274
Intangible assets not subject to amortization	24,092	24,092
Goodwill	2,090	2,111
Other assets	451	221

Total assets	$43,686	$43,694

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$342	$478
Deferred revenue and subscriber-related liabilities	163	170
Accrued programming expense	787	738
Other current liabilities	1,504	1,572

Total current liabilities	2,796	2,958
Long-term debt	21,314	22,331
Mandatorily redeemable preferred equity issued by a subsidiary	300	300
Deferred income tax liabilities, net	9,382	8,957
Other liabilities	461	459
Commitments and contingencies (Note 11)
TWC shareholders’ equity:
Common stock, $0.01 par value, 355.6 million and 352.5 million shares issued and outstanding as of September 30, 2010 and December 31, 2009, respectively	4	4
Paid-in capital	9,607	9,813
Accumulated other comprehensive loss, net	(289)	(319)
Retained earnings (accumulated deficit)	103	(813)

Total TWC shareholders’ equity	9,425	8,685
Noncontrolling interests	8	4

Total equity	9,433	8,689

Total liabilities and equity	$43,686	$43,694

See accompanying notes.

TIME WARNER CABLE INC.
CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
	(in millions, except per share data)
Revenues:
Subscription:
Video	$2,743	$2,698	$8,264	$8,071
High-speed data	1,255	1,138	3,680	3,362
Voice	513	480	1,511	1,402

Total Subscription	4,511	4,316	13,455	12,835
Advertising	223	182	612	501

Total revenues	4,734	4,498	14,067	13,336
Costs and expenses:
Costs of revenues(a)	2,239	2,163	6,657	6,423
Selling, general and administrative(a)	781	716	2,278	2,137
Depreciation	745	713	2,237	2,105
Amortization	29	64	156	183
Restructuring costs	13	14	44	64
Gain on sale of cable systems	—	—	—	(2)

Total costs and expenses	3,807	3,670	11,372	10,910

Operating Income	927	828	2,695	2,426
Interest expense, net	(346)	(348)	(1,034)	(974)
Other expense, net	(25)	(19)	(58)	(83)

Income before income taxes	556	461	1,603	1,369
Income tax provision	(193)	(193)	(683)	(600)

Net income	363	268	920	769
Less: Net income attributable to noncontrolling interests	(3)	—	(4)	(21)

Net income attributable to TWC shareholders	$360	$268	$916	$748

Net income per common share attributable to TWC common shareholders:
Basic	$1.00	$0.76	$2.56	$2.15

Diluted	$1.00	$0.76	$2.55	$2.14

Average common shares outstanding:
Basic	355.5	352.4	354.4	347.9

Diluted	361.0	354.5	359.4	348.9

Cash dividends declared per share	$0.40	$—	$1.20	$—

Special cash dividend declared and paid per share	$—	$—	$—	$30.81

(a)	Costs of revenues and selling, general and administrative expenses exclude depreciation.
See accompanying notes.

TIME WARNER CABLE INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	September 30,
	2010	2009
	(in millions)
OPERATING ACTIVITIES
Net income	$920	$769
Adjustments for noncash and nonoperating items:
Depreciation	2,237	2,105
Amortization	156	183
Pretax gain on asset sales	—	(2)
Loss from equity investments, net of cash distributions	83	42
Deferred income taxes	461	458
Equity-based compensation	82	77
Changes in operating assets and liabilities, net of acquisitions and dispositions:
Receivables	(14)	47
Accounts payable and other liabilities	(226)	136
Other changes	75	(10)

Cash provided by operating activities	3,774	3,805

INVESTING ACTIVITIES
Acquisitions and investments, net of cash acquired and distributions received	55	6
Capital expenditures	(2,148)	(2,287)
Other investing activities	7	9

Cash used by investing activities	(2,086)	(2,272)

FINANCING ACTIVITIES
Borrowings (repayments), net(a)	(1,261)	2,215
Borrowings(b)	—	10,071
Repayments(b)	(8)	(7,877)
Debt issuance costs	—	(26)
Proceeds from exercise of stock options	86	2
Dividends paid	(432)	—
Payment of special cash dividend	—	(10,856)
Other financing activities	7	(5)

Cash used by financing activities	(1,608)	(6,476)

Increase (decrease) in cash and equivalents	80	(4,943)
Cash and equivalents at beginning of period	1,048	5,449

Cash and equivalents at end of period	$1,128	$506

(a)	Borrowings (repayments), net, reflects borrowings under the Company’s commercial paper program with original maturities of three months or less, net of repayments of such borrowings.

(b)	Amounts represent borrowings and repayments related to debt instruments with original maturities greater than three months.
See accompanying notes.

TIME WARNER CABLE INC.
CONSOLIDATED STATEMENT OF EQUITY
(Unaudited)

	TWC	Non-
	Shareholders’	controlling	Total
	Equity	Interests	Equity
	(in millions)
Balance as of December 31, 2008	$17,164	$1,110	$18,274
Net income	748	21	769
Other comprehensive income	19	—	19

Comprehensive income	767	21	788
Equity-based compensation	75	2	77
Redemption of Historic TW’s interest in TW NY	1,128	(1,128)	—
Special cash dividend ($30.81 per common share)	(10,856)	—	(10,856)
Retained distribution related to unvested restricted stock units	(46)	—	(46)
Other changes	(17)	(1)	(18)

Balance as of September 30, 2009	$8,215	$4	$8,219

Balance as of December 31, 2009	$8,685	$4	$8,689
Net income	916	4	920
Other comprehensive income	30	—	30

Comprehensive income	946	4	950
Equity-based compensation	82	—	82
Shares issued upon the exercise of TWC stock options	95	—	95
Cash dividends ($1.20 per common share)	(432)	—	(432)
Other changes(a)	49	—	49

Balance as of September 30, 2010	$9,425	$8	$9,433

(a)	Amount primarily represents the true-up of TWC’s deferred tax assets associated with vested Time Warner Inc. stock options.
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
Recent Developments
Common Stock Repurchase Program
       On October 29, 2010, TWC’s Board of Directors authorized a common stock repurchase program that allows TWC to repurchase up to an aggregate of $4.0 billion of its common stock. Purchases under this stock repurchase program may be made from time to time on the open market and in privately negotiated transactions. The size and timing of these purchases will be based on a number of factors, including price and business and market conditions.
Common Stock Dividend
       Beginning in March 2010, the Company paid a quarterly cash dividend of $0.40 per share of TWC common stock to TWC stockholders on the respective record date. The total amount of dividends paid during the nine months ended September 30, 2010 was $432 million. On November 3, 2010, the Company’s Board of Directors declared a quarterly cash dividend of $0.40 per share of TWC common stock, payable in cash on December 15, 2010 to stockholders of record at the close of business on November 30, 2010.
Basis of Presentation
Separation from Time Warner
       As discussed more fully in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 (the “2009 Form 10-K”), in March 2009, TWC completed its separation from Time Warner (the “Separation”), which, prior to the Separation, owned approximately 84% of the common stock of TWC (representing a 90.6% voting interest) and a 12.43% non-voting common stock interest in TW NY Cable Holding Inc. (“TW NY”), a subsidiary of TWC. As a result of the Separation, Time Warner no longer has an ownership interest in TWC or TW NY.
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

TIME WARNER CABLE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
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
       Set forth below is a reconciliation of net income attributable to TWC common shareholders per basic and diluted common share (in millions, except per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Net income attributable to TWC shareholders	$360	$268	$916	$748
Net income allocated to participating securities(a)	(3)	—	(7)	—

Net income attributable to TWC common shareholders	$357	$268	$909	$748

Average common shares outstanding:
Basic	355.5	352.4	354.4	347.9
Dilutive effect of non-participating equity awards	2.3	0.6	2.2	0.1

Diluted (two-class method)	357.8	353.0	356.6	348.0
Dilutive effect of participating equity awards(a)	3.2	1.5	2.8	0.9

Diluted (treasury stock method)	361.0	354.5	359.4	348.9

Net income per common share attributable to TWC common shareholders:
Basic	$1.00	$0.76	$2.56	$2.15

Diluted	$1.00	$0.76	$2.55	$2.14

(a)	The Company’s restricted stock units granted to employees and non-employee directors are considered participating securities with respect to regular quarterly cash dividends.

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

TIME WARNER CABLE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
3.    INTANGIBLE ASSETS AND GOODWILL
       As of September 30, 2010 and December 31, 2009, the carrying value of the Company’s indefinite-lived intangible assets was $24.092 billion and the carrying value of goodwill was $2.090 billion and $2.111 billion, respectively.
Annual Impairment Analysis
       During the first quarter of 2010, the Company changed its annual impairment testing date to July 1 to coincide more closely with the Company’s annual preparation of long range projections (“LRPs”), which are a significant component used in the impairment analysis. Prior to the Separation, the Company’s LRPs were prepared during the fourth quarter of each year, consistent with Time Warner’s other business units. After the Separation, the Company began preparing its LRPs in the middle of each year. Accordingly, the Company believes the change in the annual impairment testing date to be preferable in its circumstances. This change is being applied on a prospective basis. The Company does not believe this change would have delayed, accelerated or avoided an impairment charge in prior periods.
       Intangible assets not subject to amortization (i.e., cable franchise rights) are tested annually for impairment or upon the occurrence of a triggering event. The impairment test for intangible assets not subject to amortization involves a comparison of the estimated fair value of the intangible asset with its carrying value. If the carrying value of the intangible asset exceeds its fair value, an impairment charge is recognized in an amount equal to that excess. The estimates of fair value of intangible assets not subject to amortization are determined using a discounted cash flow (“DCF”) analysis. The DCF methodology used to value cable franchise rights entails identifying the projected discrete cash flows related to such cable franchise rights and discounting them back to the valuation date. Significant judgments inherent in this analysis include the selection of appropriate discount rates, estimating the amount and timing of future cash flows attributable to cable franchise rights and identification of appropriate terminal growth rate assumptions. The discount rates used in the DCF analyses are intended to reflect the risk inherent in the projected future cash flows generated by the respective intangible assets.
       Goodwill is tested annually for impairment or upon occurrence of a triggering event. Goodwill impairment is determined using a two-step process. The first step involves a comparison of the estimated fair value of each of the Company’s six geographic reporting units to its carrying amount, including goodwill. In performing the first step, the Company determines the fair value of a reporting unit using a DCF analysis that is corroborated by a market-based approach. Determining fair value requires the exercise of significant judgment, including judgment about appropriate discount rates, perpetual growth rates, the amount and timing of expected future cash flows, as well as relevant comparable company earnings multiples for the market-based approach. The cash flows employed in the DCF analyses are based on the Company’s most recent budget and, for years beyond the budget, the Company’s estimates, which are based on assumed growth rates. The discount rates used in the DCF analyses are intended to reflect the risks inherent in the future cash flows of the respective reporting units. In addition, the market-based approach utilizes comparable company public trading values, research analyst estimates and, where available, values observed in private market transactions. If the estimated fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is not impaired and the second step of the impairment test is not necessary. If the carrying amount of a reporting unit exceeds its estimated fair value, then the second step of the goodwill impairment test must be performed. The second step of the goodwill impairment test compares the implied fair value of the reporting unit’s goodwill with its goodwill carrying amount to measure the amount of impairment, if any. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination. In other words, the estimated fair value of the reporting unit is allocated to all of the assets and liabilities of that unit (including any unrecognized intangible assets) as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the purchase price paid. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment charge is recognized in an amount equal to that excess.

TIME WARNER CABLE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
       The Company determined that cable franchise rights and goodwill were not impaired during its annual impairment analyses performed as of July 1, 2010 and December 31, 2009. The carrying value of cable franchise rights and goodwill by unit of accounting as of July 1, 2010 and December 31, 2009 is as follows (in millions):

	Carrying Value as of
	July 1, 2010		December 31, 2009
	Cable		Cable
	Franchise		Franchise
	Rights	Goodwill	Rights	Goodwill
West	$3,498	$484	$3,350	$489
New York City	3,345	204	3,345	204
Texas	1,700	143	1,700	143
Midwest	5,935	562	5,028	505
Carolinas	3,969	231	3,908	224
Northeast	5,645	466	5,645	466
Kansas City(a)	—	—	394	—
National(a)	—	—	722	80

Total	$24,092	$2,090	$24,092	$2,111

(a)
In connection with certain operational reorganizations during 2010, the Company combined its Kansas City and Midwest reporting units. In addition, the Company dissolved its National reporting unit and allocated the systems contained therein to its West, Midwest and Carolinas reporting units. The Company tested the cable franchise rights and goodwill held by the aforementioned units of accounting for impairment immediately prior to the reorganizations and determined that no impairments existed.

4.    REVOLVING CREDIT FACILITY AND COMMERCIAL PAPER PROGRAM
       On November 3, 2010, the Company entered into a credit agreement for a $4.0 billion senior unsecured three-year revolving credit facility provided by a group of major banks and other financial institutions maturing in November 2013 (the “$4.0 billion Revolving Credit Facility”).
       The Company’s obligations under the $4.0 billion Revolving Credit Facility are guaranteed by its subsidiaries, Time Warner Entertainment Company, L.P. (“TWE”) and TW NY. Borrowings under the $4.0 billion Revolving Credit Facility bear interest at a rate based on the credit rating of TWC, which rate was initially LIBOR plus 1.25% per annum. In addition, TWC is required to pay a facility fee on the aggregate commitments under the $4.0 billion Revolving Credit Facility at a rate determined by the credit rating of TWC, which rate was initially 0.25% per annum. TWC may also incur an additional usage fee of 0.25% per annum on the outstanding loans and other extensions of credit under the $4.0 billion Revolving Credit Facility if and when such amounts exceed 25% of the aggregate commitments thereunder. The $4.0 billion Revolving Credit Facility provides same-day funding capability, and a portion of the aggregate commitments, not to exceed $500 million at any time, may be used for the issuance of letters of credit.
       The $4.0 billion Revolving Credit Facility contains conditions, covenants, representations and warranties and events of default (with customary grace periods, as applicable) substantially similar to the conditions, covenants, representations and warranties and events of default in the Company’s $5.875 billion Revolving Credit Facility (as defined below), including a maximum leverage ratio covenant of 5.0 times TWC’s consolidated EBITDA. The terms and related financial metrics associated with the leverage ratio are defined in the agreement. The $4.0 billion Revolving Credit Facility does not contain any: credit ratings-based defaults or covenants; ongoing covenants or representations specifically relating to a material adverse change in TWC’s financial condition or results of operations; or borrowing restrictions due to material adverse changes in the Company’s business or market disruption. Borrowings under the $4.0 billion Revolving Credit Facility may be used for general corporate purposes, and unused credit is available to support borrowings under the CP Program (as defined below).

TIME WARNER CABLE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
       In connection with the entry into the $4.0 billion Revolving Credit Facility, the Company’s $5.875 billion senior unsecured five-year revolving credit facility (the “$5.875 billion Revolving Credit Facility”), scheduled to mature in February 2011, was terminated, and the Company’s unsecured commercial paper program (the “CP Program”) was reduced from $6.0 billion to $4.0 billion.
       As of September 30, 2010, the Company had no outstanding borrowings under the $5.875 billion Revolving Credit Facility or CP Program. As of September 30, 2010, TWC’s available borrowing capacity under the $5.875 billion Revolving Credit Facility was $5.725 billion and TWC had $1.128 billion of cash and equivalents on hand.
5.    DERIVATIVE FINANCIAL INSTRUMENTS
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
       The fair value of the assets and liabilities associated with the Company’s derivative financial instruments recorded in the consolidated balance sheet as of September 30, 2010 and December 31, 2009 is as follows (in millions):

	Balance Sheet	September 30,	December 31,
	Location	2010	2009
Assets:
Derivatives designated as hedging instruments:
Interest rate swap contracts	Other assets	$240	$25
Foreign currency forward contracts	Other current assets	1	1

Total assets		$241	$26

Liabilities:
Derivatives designated as hedging instruments:
Interest rate swap contracts	Other liabilities	$—	$37
Foreign currency forward contracts	Other current liabilities	—	1

Derivatives not designated as hedging instruments:
Equity award reimbursement obligation	Other current liabilities	20	35

Total liabilities		$20	$73

Interest Rate Swap Contracts
       Interest rate swap contracts are used to change the nature of outstanding debt (e.g., convert fixed-rate debt into variable-rate debt or convert variable-rate debt into fixed-rate debt). As of September 30, 2010, the Company had interest rate swap contracts outstanding that convert $5.850 billion of fixed-rate debt instruments, with maturities extending through February 2015, to variable-rate debt. Such contracts are designated as fair value hedges. Under its interest rate swap contracts, the Company is entitled to receive semi-annual fixed rates of interest ranging from 3.500% to 10.150% and is required to make semi-annual interest payments at variable rates based on LIBOR plus margins ranging from 0.750% to 8.442%. During the three and nine months ended September 30, 2010, the Company recognized no gain or loss related to its interest rate swap contracts because the changes in the fair values of such instruments were completely offset by the changes in the fair values of the hedged fixed-rate debt.

TIME WARNER CABLE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
Foreign Currency Forward Contracts
       Foreign currency forward contracts are used to mitigate the risk to the Company from changes in foreign currency exchange rates. Such contracts, which extend through May 2011, are designated as cash flow hedges and specifically relate to forecasted payments denominated in the Philippine peso made to vendors who provide Road RunnerTM high-speed data service customer care support services.
       The effective portion of the gain or loss on foreign currency forward contracts is recorded as a component of TWC shareholders’ equity in accumulated other comprehensive income (“accumulated OCI”). Such gains and losses are reclassified out of accumulated OCI into costs of revenues in the same period or periods during which the hedged transaction affects earnings. The ineffective portion of such gains and losses are recognized in other expense, net, in the current reporting period. For the nine months ended September 30, 2010 and 2009, the effects of foreign currency forward contracts on earnings were immaterial. The Company expects net gains of $1 million to be reclassified out of accumulated OCI and into earnings within the next 12 months.
Equity Award Reimbursement Obligation
       Upon the exercise of Time Warner stock options held by TWC employees, TWC is obligated to reimburse Time Warner for the excess of the market price of Time Warner common stock on the day of exercise over the option exercise price (the “intrinsic” value of the award). Prior to the Separation, TWC recorded an equity award reimbursement obligation for the intrinsic value of vested and outstanding Time Warner stock options held by TWC employees. This liability was adjusted each reporting period to reflect changes in the market price of Time Warner common stock and the number of Time Warner stock options held by TWC employees with an offsetting adjustment to TWC shareholders’ equity. Beginning on March 12, 2009, the date of the Separation, TWC began accounting for the equity award reimbursement obligation as a derivative financial instrument because, as of such date, Time Warner was no longer a controlling shareholder of the Company. The Company records the equity award reimbursement obligation at fair value in the consolidated balance sheet, which is estimated using the Black-Scholes model, and, on March 12, 2009, TWC established a liability for the fair value of the equity award reimbursement obligation in other liabilities with an offsetting adjustment to TWC shareholders’ equity in the consolidated balance sheet. The change in the equity award reimbursement obligation fluctuates primarily with the fair value and expected volatility of Time Warner common stock and is recorded in earnings in the period of change. Refer to Note 6 for the changes in the fair value of the equity award reimbursement obligation which are recognized in net income.
6.     FAIR VALUE MEASUREMENTS
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

TIME WARNER CABLE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
•
Level 3: consists of financial instruments whose values are determined using pricing models that utilize significant inputs that are primarily unobservable, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant management judgment or estimation.

Fair Value of Derivative Financial Instruments
       The fair values of assets and liabilities classified as derivative financial instruments as of September 30, 2010 and December 31, 2009 are as follows (in millions):

	September 30, 2010			December 31, 2009
		Fair Value Measurements			Fair Value Measurements
	Fair Value	Level 2	Level 3	Fair Value	Level 2	Level 3
Assets:
Interest rate swap contracts	$240	$240	$—	$25	$25	$—
Foreign currency forward contracts	1	1	—	1	1	—

	$241	$241	$—	$26	$26	$—

Liabilities:
Interest rate swap contracts	$—	$—	$—	$37	$37	$—
Foreign currency forward contracts	—	—	—	1	1	—
Equity award reimbursement obligation	20	—	20	35	—	35

	$20	$—	$20	$73	$38	$35

       Changes in the fair value of the equity award reimbursement obligation, valued using significant unobservable inputs (Level 3), are presented below (in millions):

Balance as of December 31, 2008	$—
Establishment of equity award reimbursement obligation	16
Net losses recognized in net income(a)	21
Payments to Time Warner for awards exercised	(2)

Balance as of December 31, 2009	35
Net gains recognized in net income(b)	(5)
Payments to Time Warner for awards exercised	(10)

Balance as of September 30, 2010	$20

(a)	Of the total net losses recognized in 2009, $5 million and $13 million was recognized during the three and nine months ended September 30, 2009, respectively.

(b)	Of the total net gains recognized in 2010, $2 million of losses was recognized during the three months ended September 30, 2010.

TIME WARNER CABLE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
Other Financial Instruments
       The Company’s other financial instruments, excluding debt subject to interest rate swap contracts, are not required to be carried at fair value. Based on the level of interest rates prevailing at September 30, 2010 and December 31, 2009, the fair value of TWC’s fixed-rate debt and mandatorily redeemable preferred equity exceeded the carrying value by approximately $3.657 billion and $2.280 billion as of September 30, 2010 and December 31, 2009, respectively. Unrealized gains or losses on debt do not result in the realization or expenditure of cash and are not recognized for financial reporting purposes unless the debt is retired prior to its maturity. The carrying value for the majority of the Company’s other financial instruments approximates fair value due to the short-term nature of such instruments. For the remainder of the Company’s other financial instruments, differences between the carrying value and fair value are not significant as of September 30, 2010. The fair value of financial instruments is generally determined by reference to the market value of the instrument as quoted on a national securities exchange or in an over-the-counter market. In cases where a quoted market value is not available, fair value is based on an estimate using present value or other valuation techniques.
Non-Financial Instruments
       The majority of the Company’s non-financial instruments, which include investments, property, plant and equipment, intangible assets and goodwill, are not required to be carried at fair value on a recurring basis. However, if certain triggering events occur such that a non-financial instrument is required to be evaluated for impairment, any resulting asset impairment would require that the non-financial instrument be recorded at its fair value.
7.    INCOME TAXES
       For both the three months ended September 30, 2010 and 2009, the Company recorded income tax provisions of $193 million. For the nine months ended September 30, 2010 and 2009, the Company recorded income tax provisions of $683 million and $600 million, respectively. The effective tax rate was 34.7% and 41.9% for the three months ended September 30, 2010 and 2009, respectively, and 42.6% and 43.8% for the nine months ended September 30, 2010 and 2009, respectively.
       The income tax provision and the effective tax rates for the three and nine months ended September 30, 2010 benefited from adjustments of $23 million and $29 million, respectively, to the Company’s valuation allowance for deferred tax assets associated with an equity-method investment.
       The income tax provision and the effective tax rate for the nine months ended September 30, 2010 were also impacted by a net noncash charge of $68 million related to the reversal of previously recognized deferred income tax benefits primarily as a result of the expiration, on March 12, 2010, of vested Time Warner stock options held by TWC employees. As a result of the Separation on March 12, 2009, TWC employees who held stock options under Time Warner equity plans were treated as if their employment with Time Warner had been terminated without cause at the time of the Separation. In most cases, this treatment resulted in shortened exercise periods, generally one year from the date of Separation, for vested Time Warner stock options held by TWC employees.
       Vested Time Warner stock options held primarily by certain retirement-eligible TWC employees (pursuant to the terms of the award agreements) have exercise periods of up to five years from the date of the Separation and, as such, the Company estimates that it may incur additional noncash income tax expense of up to approximately $90 million through March 2014 upon the exercise or expiration of these stock options. This estimate and the timing of such charges are dependent on a number of variables related to Time Warner and TWC equity awards, including the respective stock prices and the timing of the exercise or expiration of stock options and restricted stock units (“RSUs”).

TIME WARNER CABLE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
       The income tax provision and the effective tax rate for the nine months ended September 30, 2009 were impacted by the passage of the California state budget during the first quarter of 2009 that, in part, changed the methodology of income tax apportionment in California. This tax law change resulted in an increase in state deferred tax liabilities and a corresponding noncash tax provision of $38 million, which was recorded in the first quarter of 2009. On October 19, 2010, legislation was enacted in California that reversed the changes in methodology of California income tax apportionment included in the 2009 California state budget. As a result, the Company expects that this tax law change will result in a decrease in state deferred tax liabilities and a corresponding noncash tax benefit of approximately $40 million, which will be recorded in the fourth quarter of 2010.
8.    EQUITY-BASED COMPENSATION
       The Company has granted options to purchase shares of TWC common stock and RSUs to its employees and non-employee directors under the Time Warner Cable Inc. 2006 Stock Incentive Plan (the “2006 Plan”).
       The Company measures the cost of employee services received in exchange for an award of equity instruments based on the grant date fair value of the award. That cost is recognized in the consolidated statement of operations over the period during which an employee is required to provide service in exchange for the award (generally four years subject to graded vesting conditions). The Company’s policy is to recognize the cost on a straight-line basis over the requisite service period. The Company uses the Black-Scholes model to estimate the grant date fair value of a stock option. Because the option-pricing model requires the use of subjective assumptions, changes in these assumptions can materially affect the fair value of stock options granted. The volatility assumption is calculated using a 75%-25% weighted average of implied volatility of TWC traded options and the historical stock price volatility of a comparable peer group of publicly traded companies. The expected term, which represents the period of time that options are expected to be outstanding, is estimated based on the historical exercise experience of TWC employees. The risk-free rate assumed in valuing the stock options is based on the U.S. Treasury yield curve in effect at the time of grant for the expected term of the option. The Company determines the expected dividend yield percentage by dividing the expected annual dividend by the market price of TWC common stock at the date of grant. The table below presents the assumptions used to value TWC stock options at their grant date for the nine months ended September 30, 2010 and 2009 and reflects the weighted average of all awards granted within each period:

	Nine Months Ended
	September 30,
	2010	2009
Expected volatility	31.4%	34.3%
Expected term to exercise from grant date	6.73 years	6.04 years
Risk-free rate	3.1%	2.6%
Expected dividend yield	3.5%	0.0%
       For the nine months ended September 30, 2010, TWC granted 3,802,000 stock options at a weighted-average grant date fair value of $10.95 per option. For the nine months ended September 30, 2009, TWC granted 6,332,000 stock options at a weighted-average grant date fair value of $9.67 per option. Of the total stock options granted in 2009, 5,127,000 were granted at a weighted-average grant date fair value of $9.45 per option and 1,205,000 were granted as Separation-related “make-up” equity awards at a weighted-average grant date fair value of $10.64 per option. Stock options granted under the 2006 Plan have exercise prices equal to the fair market value of TWC common stock at the date of grant. Generally, the stock options vest ratably over a four-year vesting period and expire ten years from the date of grant. Certain stock option awards provide for accelerated vesting upon the grantee’s termination of employment after reaching a specified age and years of service.

TIME WARNER CABLE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
       For the nine months ended September 30, 2010, TWC granted 1,941,000 RSUs at a weighted-average grant date fair value of $45.18 per RSU. For the nine months ended September 30, 2009, TWC granted 2,637,000 RSUs at a weighted-average grant date fair value of $38.80 per RSU. Of the total RSUs granted in 2009, 1,277,000 were granted at a weighted-average grant date fair value of $53.10 per RSU, 1,305,000 were granted as Special Dividend retained distributions in March 2009 at a weighted-average grant date fair value of $24.99 per RSU and 55,000 were granted as Separation-related “make-up” equity awards at a weighted-average grant date fair value of $33.80 per RSU. RSUs granted under the 2006 Plan generally vest equally on each of the third and fourth anniversary of the grant date. RSUs provide for accelerated vesting upon the grantee’s termination of employment after reaching a specified age and years of service. Shares of TWC common stock will generally be issued at the end of the vesting period of an RSU. RSUs awarded to non-employee directors are not subject to vesting or forfeiture restrictions and the shares underlying the RSUs will generally be issued in connection with a director’s termination of service as a director. Holders of RSUs are generally entitled to receive cash dividend equivalents or retained distributions related to regular cash dividends or distributions, respectively, paid by TWC. Retained distributions are subject to the vesting requirements of the underlying RSUs.
       Equity-based compensation expense for the three and nine months ended September 30, 2010 and 2009 is as follows (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Stock options	$7	$11	$34	$36
Restricted stock units	14	12	48	41

Total equity-based compensation expense	$21	$23	$82	$77

9.    PENSION COSTS
       TWC has both funded and unfunded noncontributory defined benefit pension plans (the “pension plans”) covering a majority of its employees. Pension benefits are based on formulas that reflect the employees’ years of service and compensation during their employment period. The pension expense recognized by the Company is determined using certain assumptions, including the expected long-term rate of return on plan assets, the interest factor implied by the discount rate and the expected rate of compensation increases.
       TWC uses a December 31 measurement date for the pension plans. A summary of the components of net periodic benefit costs and contributions for the three and nine months ended September 30, 2010 and 2009 is as follows (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Service cost	$29	$25	$87	$75
Interest cost	25	22	75	66
Expected return on plan assets	(32)	(23)	(95)	(70)
Amounts amortized	7	17	21	50

Net periodic benefit costs	$29	$41	$88	$121

Contributions	$51	$48	$52	$129

       After considering the funded status of the pension plans, movements in the discount rate, investment performance and related tax consequences, the Company may choose to make contributions to the pension plans. As of September 30, 2010, there were no minimum required contributions for the pension plans. The Company contributed $52 million to the pension plans during the nine months ended September 30, 2010, and may make additional discretionary cash contributions to its pension plans during the fourth quarter of 2010.

TIME WARNER CABLE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
10.  RESTRUCTURING COSTS
       Beginning in the first quarter of 2009, the Company began a restructuring to improve operating efficiency, primarily related to headcount reductions, as well as the termination of a facility lease that occurred during the second quarter of 2010. Through September 30, 2010, the Company incurred costs of $125 million and made payments of $99 million related to this restructuring. The Company eliminated approximately 1,300 positions during 2009, of which approximately 1,100 positions were eliminated during the first nine months of the year. During the nine months ended September 30, 2010, TWC eliminated approximately 700 additional positions as a result of this restructuring. The Company expects to incur additional restructuring costs of approximately $15 million during the fourth quarter of 2010. Information relating to this restructuring is as follows (in millions):

	Employee	Other
	Terminations	Exit Costs	Total
Accruals(a)	$68	$13	$81
Cash paid(b)	(48)	(12)	(60)

Remaining liability as of December 31, 2009	20	1	21
Accruals(c)	30	14	44
Cash paid(d)	(31)	(8)	(39)

Remaining liability as of September 30, 2010(e)	$19	$7	$26

(a)	Of the total amount accrued in 2009, $14 million and $64 million was accrued during the three and nine months ended September 30, 2009, respectively.

(b)	Of the total amount paid in 2009, $15 million and $45 million was paid during the three and nine months ended September 30, 2009, respectively.

(c)	Of the total amount accrued in 2010, $13 million was accrued during the three months ended September 30, 2010.

(d)	Of the total amount paid in 2010, $11 million was paid during the three months ended September 30, 2010.

(e)
Of the remaining liability as of September 30, 2010, $23 million is classified as a current liability, with the remaining amount classified as a noncurrent liability in the consolidated balance sheet. Amounts are expected to be paid through 2014.

       Between January 1, 2005 and December 31, 2008, the Company underwent a restructuring plan to simplify its organizational structure and enhance its customer focus, and incurred costs of $80 million related to this restructuring. Through September 30, 2010, the Company made payments of $80 million related to this restructuring, of which $2 million and $6 million were made during the nine months ended September 30, 2010 and 2009, respectively. As of September 30, 2010, all amounts accrued under this restructuring plan have been paid.
11.  COMMITMENTS AND CONTINGENCIES
Contractual Obligations
       The Company has obligations to make future payments for goods and services under certain contractual arrangements. These contractual obligations secure the future rights to various assets and services to be used in the normal course of operations. For example, the Company is contractually committed to make certain minimum lease payments for the use of the Company’s property under operating lease agreements. In accordance with applicable accounting rules, the future rights and obligations pertaining to firm commitments, such as operating lease obligations and certain purchase obligations under contracts, are not reflected as assets or liabilities in the consolidated balance sheet.
       As of September 30, 2010, the minimum rental commitments under long-term operating leases during the next five years are $30 million in 2010, $113 million in 2011, $102 million in 2012, $94 million in 2013 and $83 million in 2014.

TIME WARNER CABLE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
       The following table summarizes the Company’s aggregate contractual obligations, as of September 30, 2010, under certain programming, Digital Phone connectivity, high-speed data connectivity and other agreements and the estimated timing and effect that such obligations are expected to have on the Company’s liquidity and cash flows in future periods (in millions):

2010(a)	$1,087
2011-2012	8,502
2013-2014	7,276
Thereafter	9,949

Total	$26,814

(a)	2010 amount represents the Company’s contractual obligations for the three months ended December 31, 2010.
       Programming purchases represent contracts that the Company has with cable television networks and broadcast stations to provide programming services to its subscribers. The amounts included above represent estimates of the future programming costs for these contract requirements and commitments based on subscriber numbers and tier placement as of September 30, 2010 applied to the per-subscriber rates contained in these contracts. Actual amounts due under such contracts may differ from the amounts above based on the actual subscriber numbers and tier placements.
       Digital Phone connectivity obligations relate to transport, switching and interconnection services, primarily provided by Sprint Corporation (“Sprint”), that allow for the origination and termination of local and long-distance telephony traffic. These expenses also include related technical support services. Beginning in the fourth quarter of 2010, the Company is gradually replacing Sprint as the provider of these services. There is generally no obligation to purchase these services if the Company is not providing Digital Phone service. The amounts included above are generally based on the number of Digital Phone subscribers as of September 30, 2010 and the per-subscriber contractual rates contained in the contracts that were in effect as of September 30, 2010 and also reflect the gradual replacement of Sprint between the fourth quarter 2010 and the first quarter of 2014.
       High-speed data connectivity obligations are based on the contractual terms for bandwidth circuits that were in use as of September 30, 2010.
Legal Proceedings
       TWC is the defendant in In re: Set-Top Cable Television Box Antitrust Litigation, ten purported class actions filed in federal district courts throughout the United States. These actions are subject to a Multidistrict Litigation Order transferring the cases for pre-trial purposes to the U.S. District Court for the Southern District of New York. On May 10, 2010, the plaintiffs filed a second amended consolidated class action complaint (the “Second Amended Complaint”), alleging that TWC violated Section 1 of the Sherman Antitrust Act, various state antitrust laws and state unfair/deceptive trade practices statutes by tying the sales of premium cable television services to the leasing of set-top converters boxes. The plaintiffs are seeking, among other things, unspecified treble monetary damages and an injunction to cease such alleged practices. On September 30, 2010, the Company filed a motion to dismiss the Second Amended Complaint. The Company intends to defend against this lawsuit vigorously.

TIME WARNER CABLE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
       On November 14, 2008, the plaintiffs in Mark Swinegar, et al. v. Time Warner Cable Inc., filed a second amended complaint in the Los Angeles County Superior Court, as a purported class action, alleging that TWC provided to and charged plaintiffs for equipment that they had not affirmatively requested in violation of the proscription in the Cable Consumer Protection and Competition Act of 1992 (the “Cable Act”) against “negative option billing” and that such violation was an unlawful act or practice under California’s Unfair Competition Law (the “UCL”). Plaintiffs are seeking restitution under the UCL and attorneys’ fees. On February 23, 2009, the court denied TWC’s motion to dismiss the second amended complaint, and on July 29, 2010, the court denied the Company’s motion for summary judgment. A class certification hearing is scheduled for February 14, 2011. On October 7, 2010, the Company filed a petition for a declaratory ruling with the Federal Communications Commission (the “FCC”) requesting that the FCC determine whether the Company’s general ordering process complies with the Cable Act’s “negative option billing” restriction. On October 20, 2010, the FCC requested public comment on this matter. The Company intends to defend against this lawsuit vigorously.
       On September 20, 2007, Brantley, et al. v. NBC Universal, Inc., et al. was filed in the U.S. District Court for the Central District of California against the Company. The complaint, which also named as defendants several other cable and satellite providers (collectively, the “distributor defendants”) as well as programming content providers (collectively, the “programmer defendants”), alleged violations of Sections 1 and 2 of the Sherman Antitrust Act. Among other things, the complaint alleged coordination between and among the programmer defendants to sell and/or license programming on a “bundled” basis to the distributor defendants, who in turn purportedly offer that programming to subscribers in packaged tiers, rather than on a per channel (or “à la carte”) basis. Plaintiffs, who seek to represent a purported nationwide class of cable and satellite subscribers, are seeking, among other things, unspecified treble monetary damages and an injunction to compel the offering of channels to subscribers on an “à la carte” basis. On December 3, 2007, plaintiffs filed an amended complaint in this action (the “First Amended Complaint”) that, among other things, dropped the Section 2 claims and all allegations of horizontal coordination. On December 21, 2007, the distributor defendants, including TWC, and the programmer defendants filed motions to dismiss the First Amended Complaint. On March 10, 2008, the court granted these motions, dismissing the First Amended Complaint with leave to amend. On March 20, 2008, plaintiffs filed a second amended complaint (the “Second Amended Complaint”) that modified certain aspects of the First Amended Complaint in an attempt to address the deficiencies noted by the court in its prior dismissal order. On April 22, 2008, the distributor defendants, including the Company, and the programmer defendants filed motions to dismiss the Second Amended Complaint, which motions were denied by the court on June 25, 2008. On July 14, 2008, the distributor defendants and the programmer defendants filed motions requesting the court to certify its June 25, 2008 order for interlocutory appeal to the U.S. Court of Appeals for the Ninth Circuit, which motions were denied by the district court on August 4, 2008. On May 4, 2009, by stipulation of the parties, plaintiffs filed a third amended complaint (the “Third Amended Complaint”) and on June 12, 2009, the distributor defendants and the programmer defendants filed a motion to dismiss the Third Amended Complaint, which the district court granted with prejudice on October 15, 2009, terminating the action. On April 19, 2010, plaintiffs appealed this decision to the U.S. Court of Appeals for the Ninth Circuit. The Company intends to defend against this lawsuit vigorously.
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
       On April 26, 2005, Acacia Media Technologies (“AMT”) filed suit against TWC in the U.S. District Court for the Southern District of New York alleging that TWC infringes several patents held by AMT. AMT has publicly taken the position that delivery of broadcast video (except live programming such as sporting events), pay-per-view, VOD and ad insertion services over cable systems infringe its patents. AMT has brought similar actions regarding the same patents against numerous other entities, and all of the previously pending litigations have been made the subject of an MDL Order consolidating the actions for pretrial activity in the U.S. District Court for the Northern District of California. On October 25, 2005, the TWC action was consolidated into the MDL proceedings. The plaintiff is seeking unspecified monetary damages as well as injunctive relief. On September 25, 2009, the district court ruled on the Company’s summary judgment motions finding all AMT patents invalid and, on February 2, 2010, AMT appealed this decision. On October 5, 2010, the U.S. Court of Appeals for the Federal Circuit affirmed the district court’s decision. The time to appeal this decision has not yet expired. If the decision is appealed, the Company will defend against this lawsuit vigorously.
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
12.  ADDITIONAL FINANCIAL INFORMATION
Other Cash Flow Information
       Additional financial information with respect to cash (payments) and receipts for the nine months ended September 30, 2010 and 2009 is as follows (in millions):

	Nine Months Ended
	September 30,
	2010	2009
Cash paid for interest	$(1,149)	$(916)
Interest income received(a)	81	7

Cash paid for interest, net	$(1,068)	$(909)

Cash paid for income taxes	$(450)	$(79)
Cash refunds of income taxes	90	52

Cash paid for income taxes, net	$(360)	$(27)

(a)	Interest income received includes amounts received under interest rate swap contracts.
Related Party Transactions
       Income (expense) resulting from transactions with related parties for the three and nine months ended September 30, 2010 and 2009 is as follows (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Revenues(a)	$5	$4	$12	$13
Costs of revenues(a)(b)	(62)	(57)	(200)	(356)
Selling, general and administrative(a)	—	—	—	(3)

(a)	Amounts for the nine months ended September 30, 2009 include transactions with Time Warner and its affiliates through March 12, 2009, the date of the Separation.

(b)	Costs of revenues primarily include programming services provided by equity-method investees (e.g., iNDemand LLC).

TIME WARNER CABLE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
Interest Expense, Net
       Interest expense, net, for the three and nine months ended September 30, 2010 and 2009 consists of (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Interest income	$1	$1	$1	$5
Interest expense	(347)	(349)	(1,035)	(979)

Interest expense, net	$(346)	$(348)	$(1,034)	$(974)

Other Current Assets
       Other current assets as of September 30, 2010 and December 31, 2009 consists of (in millions):

	September 30,	December 31,
	2010	2009
Prepaid income taxes	$247	$103
Other prepaid expenses	147	96
Other current assets	15	53

Total other current assets	$409	$252

Other Current Liabilities
       Other current liabilities as of September 30, 2010 and December 31, 2009 consists of (in millions):

	September 30,	December 31,
	2010	2009
Accrued interest	$436	$469
Accrued compensation and benefits	329	327
Accrued franchise fees	155	166
Accrued insurance	154	142
Accrued sales and other taxes	95	116
Accrued marketing support	33	53
Other accrued expenses	302	299

Total other current liabilities	$1,504	$1,572

13.  CONDENSED CONSOLIDATING FINANCIAL STATEMENTS
       TWE and TW NY (the “Guarantor Subsidiaries”) are subsidiaries of Time Warner Cable Inc. (the “Parent Company”). The Guarantor Subsidiaries have fully and unconditionally, jointly and severally, directly or indirectly, guaranteed the debt issued by the Parent Company in its 2007 registered exchange offer and its 2008 and 2009 public offerings. The Parent Company owns all of the voting interests, directly or indirectly, of both TWE and TW NY.
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

TIME WARNER CABLE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
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

TIME WARNER CABLE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
Consolidating Balance Sheet
September 30, 2010

			Non-
	Parent	Guarantor	Guarantor		TWC
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
			(in millions)
ASSETS
Current assets:
Cash and equivalents	$1,113	$15	$—	$—	$1,128
Receivables, net	30	183	460	—	673
Receivables from affiliated parties	17	11	43	(71)	—
Deferred income tax assets	133	82	68	(150)	133
Other current assets	258	60	91	—	409

Total current assets	1,551	351	662	(221)	2,343
Investments in and amounts due from consolidated subsidiaries	41,387	22,349	11,270	(75,006)	—
Investments	18	6	881	—	905
Property, plant and equipment, net	16	3,705	9,945	—	13,666
Intangible assets subject to amortization, net	—	10	129	—	139
Intangible assets not subject to amortization	—	6,216	17,876	—	24,092
Goodwill	4	3	2,083	—	2,090
Other assets	405	20	26	—	451

Total assets	$43,381	$32,660	$42,872	$(75,227)	$43,686

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$—	$150	$192	$—	$342
Deferred revenue and subscriber-related liabilities	—	62	101	—	163
Payables to affiliated parties	11	43	17	(71)	—
Accrued programming expense	—	742	45	—	787
Other current liabilities	473	500	531	—	1,504

Total current liabilities	484	1,497	886	(71)	2,796
Long-term debt	18,605	2,709	—	—	21,314
Mandatorily redeemable preferred equity	—	1,928	300	(1,928)	300
Deferred income tax liabilities, net	9,380	4,727	4,631	(9,356)	9,382
Long-term payables to affiliated parties	5,356	615	8,703	(14,674)	—
Other liabilities	131	110	220	—	461
TWC shareholders’ equity:
Due to (from) TWC and subsidiaries	—	7	(571)	564	—
Other TWC shareholders’ equity	9,425	17,166	28,703	(45,869)	9,425

Total TWC shareholders’ equity	9,425	17,173	28,132	(45,305)	9,425
Noncontrolling interests	—	3,901	—	(3,893)	8

Total equity	9,425	21,074	28,132	(49,198)	9,433

Total liabilities and equity	$43,381	$32,660	$42,872	$(75,227)	$43,686

TIME WARNER CABLE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
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

TIME WARNER CABLE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
Consolidating Statement of Operations
Three Months Ended September 30, 2010

			Non-
	Parent	Guarantor	Guarantor		TWC
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
			(in millions)
Revenues	$—	$745	$3,989	$—	$4,734

Costs of revenues	—	428	1,811	—	2,239
Selling, general and administrative	—	41	740	—	781
Depreciation	—	187	558	—	745
Amortization	—	—	29	—	29
Intercompany royalties	—	(91)	91	—	—
Restructuring costs	—	7	6	—	13

Total costs and expenses	—	572	3,235	—	3,807

Operating Income	—	173	754	—	927
Equity in pretax income of consolidated subsidiaries	620	459	47	(1,126)	—
Interest expense, net	(68)	(125)	(153)	—	(346)
Other income (expense), net	1	2	(28)	—	(25)

Income before income taxes	553	509	620	(1,126)	556
Income tax provision	(193)	(191)	(160)	351	(193)

Net income	360	318	460	(775)	363
Less: Net income attributable TWC noncontrolling interests	—	(23)	—	20	(3)

Net income attributable to TWC shareholders	$360	$295	$460	$(755)	$360

Consolidating Statement of Operations Three Months Ended September 30, 2009

			Non-
	Parent	Guarantor	Guarantor		TWC
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
			(in millions)
Revenues	$—	$976	$3,573	$(51)	$4,498

Costs of revenues	—	512	1,702	(51)	2,163
Selling, general and administrative	—	96	620	—	716
Depreciation	1	187	525	—	713
Amortization	—	1	63	—	64
Restructuring costs	—	4	10	—	14

Total costs and expenses	1	800	2,920	(51)	3,670

Operating Income (Loss)	(1)	176	653	—	828
Equity in pretax income of consolidated subsidiaries	735	487	62	(1,284)	—
Interest income (expense), net	(273)	(110)	35	—	(348)
Other expense, net	—	(4)	(15)	—	(19)

Income before income taxes	461	549	735	(1,284)	461
Income tax provision	(193)	(218)	(214)	432	(193)

Net income	268	331	521	(852)	268
Less: Net income attributable to noncontrolling interests	—	(28)	—	28	—

Net income attributable to TWC shareholders	$268	$303	$521	$(824)	$268

TIME WARNER CABLE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
Consolidating Statement of Operations
Nine Months Ended September 30, 2010

			Non-
	Parent	Guarantor	Guarantor		TWC
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
			(in millions)
Revenues	$—	$2,245	$11,822	$—	$14,067

Costs of revenues	—	1,255	5,402	—	6,657
Selling, general and administrative	—	129	2,149	—	2,278
Depreciation	—	568	1,669	—	2,237
Amortization	—	—	156	—	156
Intercompany royalties	—	(262)	262	—	—
Restructuring costs	—	26	18	—	44

Total costs and expenses	—	1,716	9,656	—	11,372

Operating Income	—	529	2,166	—	2,695
Equity in pretax income of consolidated subsidiaries	1,853	1,266	162	(3,281)	—
Interest expense, net	(256)	(366)	(412)	—	(1,034)
Other income (expense), net	1	4	(63)	—	(58)

Income before income taxes	1,598	1,433	1,853	(3,281)	1,603
Income tax provision	(682)	(580)	(530)	1,109	(683)

Net income	916	853	1,323	(2,172)	920
Less: Net income attributable to TWC noncontrolling interests	—	(75)	—	71	(4)

Net income attributable to TWC shareholders	$916	$778	$1,323	$(2,101)	$916

Consolidating Statement of Operations
Nine Months Ended September 30, 2009

			Non-
	Parent	Guarantor	Guarantor		TWC
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
			(in millions)
Revenues	$—	$2,889	$10,599	$(152)	$13,336

Costs of revenues	—	1,575	5,000	(152)	6,423
Selling, general and administrative	—	290	1,847	—	2,137
Depreciation	1	550	1,554	—	2,105
Amortization	—	1	182	—	183
Restructuring costs	—	27	37	—	64
Gain on sale of cable systems	—	—	(2)	—	(2)

Total costs and expenses	1	2,443	8,618	(152)	10,910

Operating Income (Loss)	(1)	446	1,981	—	2,426
Equity in pretax income of consolidated subsidiaries	2,127	1,453	69	(3,649)	—
Interest income (expense), net	(757)	(327)	110	—	(974)
Other expense, net	(35)	(15)	(33)	—	(83)

Income before income taxes	1,334	1,557	2,127	(3,649)	1,369
Income tax provision	(586)	(624)	(615)	1,225	(600)

Net income	748	933	1,512	(2,424)	769
Less: Net income attributable to noncontrolling interests	—	(48)	—	27	(21)

Net income attributable to TWC shareholders	$748	$885	$1,512	$(2,397)	$748

TIME WARNER CABLE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
Consolidating Statement of Cash Flows
Nine Months Ended September 30, 2010

			Non-
	Parent	Guarantor	Guarantor		TWC
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
			(in millions)
Cash provided (used) by operating activities	$(570)	$434	$3,471	$439	$3,774

INVESTING ACTIVITIES
Acquisitions and investments, net of cash acquired and distributions received	35	(722)	(82)	824	55
Capital expenditures	—	(390)	(1,758)	—	(2,148)
Other investing activities	—	1	6	—	7

Cash provided (used) by investing activities	35	(1,111)	(1,834)	824	(2,086)

FINANCING ACTIVITIES
Borrowings (repayments), net	(545)	108	—	(824)	(1,261)
Repayments	—	(8)	—	—	(8)
Proceeds from exercise of stock options	86	—	—	—	86
Dividends paid	(432)	—	—	—	(432)
Net change in investments in and amounts due to and from consolidated subsidiaries	1,498	580	(1,640)	(438)	—
Other financing activities	(7)	12	3	(1)	7

Cash provided (used) by financing activities	600	692	(1,637)	(1,263)	(1,608)

Increase in cash and equivalents	65	15	—	—	80
Cash and equivalents at beginning of period	1,048	—	—	—	1,048

Cash and equivalents at end of period	$1,113	$15	$—	$—	$1,128

TIME WARNER CABLE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
Consolidating Statement of Cash Flows
Nine Months Ended September 30, 2009

			Non-
	Parent	Guarantor	Guarantor		TWC
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
			(in millions)
Cash provided by operating activities	$278	$462	2,654	$411	$3,805

INVESTING ACTIVITIES
Acquisitions and investments, net of cash acquired and distributions received	55	(4,569)	83	4,437	6
Capital expenditures	(11)	(652)	(1,624)	—	(2,287)
Other investing activities	—	5	4	—	9

Cash provided (used) by investing activities	44	(5,216)	(1,537)	4,437	(2,272)

FINANCING ACTIVITIES
Borrowings (repayments), net	1,673	(131)	—	673	2,215
Borrowings	10,071	—	—	—	10,071
Repayments	(7,877)	—	—	—	(7,877)
Debt issuance costs	(26)	—	—	—	(26)
Proceeds from exercise of stock options	2	—	—	—	2
Net change in investments in and amounts due to and from consolidated subsidiaries	1,802	(315)	(1,117)	(370)	—
Payment of special cash dividend	(10,856)	—	—	—	(10,856)
Other financing activities	—	(4)	—	(1)	(5)

Cash used by financing activities	(5,211)	(450)	(1,117)	302	(6,476)

Decrease in cash and equivalents	(4,889)	(5,204)	—	5,150	(4,943)
Cash and equivalents at beginning of period	5,395	5,204	—	(5,150)	5,449

Cash and equivalents at end of period	$506	$—	$—	$—	$506

Part II. Other Information

Item 1. Legal Proceedings.
       TWC is the defendant in In re: Set-Top Cable Television Box Antitrust Litigation, ten purported class actions filed in federal district courts throughout the United States. These actions are subject to a Multidistrict Litigation Order transferring the cases for pre-trial purposes to the U.S. District Court for the Southern District of New York. On May 10, 2010, the plaintiffs filed a second amended consolidated class action complaint (the “Second Amended Complaint”), alleging that TWC violated Section 1 of the Sherman Antitrust Act, various state antitrust laws and state unfair/deceptive trade practices statutes by tying the sales of premium cable television services to the leasing of set-top converters boxes. The plaintiffs are seeking, among other things, unspecified treble monetary damages and an injunction to cease such alleged practices. On September 30, 2010, the Company filed a motion to dismiss the Second Amended Complaint. The Company intends to defend against this lawsuit vigorously.
       On November 14, 2008, the plaintiffs in Mark Swinegar, et al. v. Time Warner Cable Inc., filed a second amended complaint in the Los Angeles County Superior Court, as a purported class action, alleging that TWC provided to and charged plaintiffs for equipment that they had not affirmatively requested in violation of the proscription in the Cable Consumer Protection and Competition Act of 1992 (the “Cable Act”) against “negative option billing” and that such violation was an unlawful act or practice under California’s Unfair Competition Law (the “UCL”). Plaintiffs are seeking restitution under the UCL and attorneys’ fees. On February 23, 2009, the court denied TWC’s motion to dismiss the second amended complaint, and on July 29, 2010, the court denied the Company’s motion for summary judgment. A class certification hearing is scheduled for February 14, 2011. On October 7, 2010, the Company filed a petition for a declaratory ruling with the Federal Communications Commission (the “FCC”) requesting that the FCC determine whether the Company’s general ordering process complies with the Cable Act’s “negative option billing” restriction. On October 20, 2010, the FCC requested public comment on this matter. The Company intends to defend against this lawsuit vigorously.
       Reference is made to the lawsuit filed by Acacia Media Technologies described on page 24 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 (the “2009 Form 10-K”). On October 5, 2010, the U.S. Court of Appeals for the Federal Circuit affirmed the district court’s decision. The time to appeal this decision has not yet expired. The Company intends to defend against this lawsuit vigorously.

Item 1A. Risk Factors.
       There have been no material changes in the Company’s risk factors from those disclosed in Part I, Item 1A of the 2009 Form 10-K.

Item 5. Other Information.
       On November 3, 2010, the Company entered into a $4.0 billion senior unsecured revolving credit facility, among the Company, as borrower, the lenders party thereto, Bank of America, N.A., as Administrative Agent, BNP Paribas, Citibank, N.A., Deutsche Bank Securities Inc. and Wells Fargo Bank, National Association, as Co-Syndication Agents, and Barclays Bank PLC, JPMorgan Chase Bank, N.A., Mizuho Corporate Bank, LTD., The Bank of Tokyo-Mitsubishi UFJ, LTD. and The Royal Bank of Scotland plc, as Co-Documentation Agents, with a maturity date of November 2013 (the “$4.0 billion Revolving Credit Facility”). The Company’s obligations under the $4.0 billion Revolving Credit Facility are guaranteed by its subsidiaries, Time Warner Entertainment Company, L.P. and TW NY Cable Holding Inc. The $4.0 billion Revolving Credit Facility contains conditions, covenants, representations and warranties and events of default (with customary grace periods, as applicable) substantially similar to the conditions, covenants, representations and warranties and events of default in the Company’s $5.875 billion senior unsecured five-year revolving credit facility (the “$5.875 billion Revolving Credit Facility”). For more information about the terms of the $4.0 billion Revolving Credit Facility, see “Management’s Discussion and Analysis of Results of Operations and Financial Condition—Recent Developments—$4.0 Billion Revolving Credit Facility.”
       In connection with the Company’s entry into the $4.0 billion Revolving Credit Facility, the $5.875 billion Revolving Credit Facility was terminated.

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
Date: November 4, 2010

EXHIBIT INDEX
Pursuant to Item 601 of Regulation S-K

Exhibit
Number	Description

4	$4.0 Billion Three-Year Revolving Credit Agreement, dated as of November 3, 2010, among Time Warner Cable Inc., as Borrower, the Lenders from time to time party thereto, Bank of America, N.A., as Administrative Agent, BNP Paribas, Citibank, N.A., Deutsche Bank Securities Inc. and Wells Fargo Bank, National Association, as Co-Syndication Agents, and Barclays Bank PLC, JPMorgan Chase Bank, N.A., Mizuho Corporate Bank, LTD., The Bank of Tokyo-Mitsubishi UFJ, LTD. and The Royal Bank of Scotland plc, as Co-Documentation Agents, with associated Guarantees.

12	Computation of Ratio of Earnings to Fixed Charges and Ratio of Earnings to Combined Fixed Charges and Preferred Dividend Requirements.

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010.

32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010.†

101	The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010, filed with the SEC on November 4, 2010, formatted in eXtensible Business Reporting Language:
(i) Consolidated Balance Sheet as of September 30, 2010 and December 31, 2009, (ii) Consolidated Statement of Operations for the three and nine months ended September 30, 2010 and 2009, (iii) Consolidated Statement of Cash Flows for the nine months ended September 30, 2010 and 2009, (iv) Consolidated Statement of Equity for the nine months ended September 30, 2010 and 2009 and (v) Notes to Consolidated Financial Statements. †

†	This exhibit will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 (15 U.S.C. 78r), or otherwise subject to the liability of that section. Such exhibit will not be deemed to be incorporated by reference into any filing under the Securities Act or Securities Exchange Act, except to the extent that the Company specifically incorporates it by reference.