Form 10-K
period 2010-12-31
TIME WARNER CABLE INC.
filed 2011-02-18
CIK 1377013

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

As of the close of business on February 15, 2011, there were 343,385,153 shares of the registrant’s Common Stock outstanding. The aggregate market value of the registrant’s voting and non-voting common equity securities held by non-affiliates of the registrant (based upon the closing price of such shares on the New York Stock Exchange on June 30, 2010) was approximately $18.5 billion.

DOCUMENTS INCORPORATED BY REFERENCE

Description of document	Part of the Form 10-K

Portions of the definitive Proxy Statement to be used in connection with the registrant’s 2011 Annual Meeting of Stockholders	Part III (Item 10 through Item 14) (Portions of Items 10 and 12 are not incorporated by reference and are provided herein)

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
EX-10.33
EX-10.43
EX-10.51
EX-10.55
EX-10.58
EX-12
EX-21
EX-23
EX-31.1
EX-31.2
EX-32
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PART I

Item 1.	Business.

Overview

Time Warner Cable Inc. (together with its subsidiaries, “TWC” or the “Company”) is the second-largest cable operator in the U.S., with technologically advanced, well-clustered systems located mainly in five geographic areas – New York State (including New York City), the Carolinas, Ohio, Southern California (including Los Angeles) and Texas. As of December 31, 2010, TWC served approximately 14.5 million residential and commercial customers who subscribed to one or more of its three primary subscription services – video, high-speed data and voice – totaling approximately 26.7 million primary service units (“PSUs”). TWC markets its services separately and in “bundled” packages of multiple services and features. As of December 31, 2010, 59.0% of TWC’s residential and commercial customers subscribed to two or more of its primary services, including 25.4% of its customers who subscribed to all three primary services. TWC also sells advertising to a variety of national, regional and local advertising customers.

Recent Developments

Dividend and Stock Repurchase Program

In March 2010, the Company began paying a quarterly cash dividend of $0.40 per share of TWC common stock to TWC stockholders, which totaled $576 million during 2010. On January 26, 2011, TWC’s Board of Directors declared an increased quarterly cash dividend of $0.48 per share of TWC common stock. Additionally, on October 29, 2010, TWC’s Board of Directors authorized a $4.0 billion common stock repurchase program (the “Stock Repurchase Program”). Purchases under the Stock Repurchase Program may be made from time to time on the open market and in privately negotiated transactions. The size and timing of the Company’s purchases under the Stock Repurchase Program are based on a number of factors, including price and business and market conditions. Through December 31, 2010, the Company repurchased 8.0 million shares of TWC common stock for $515 million, including 0.6 million shares repurchased for $43 million that settled in January 2011.

2010 Bond Offering and $4.0 Billion Revolving Credit Facility

On November 15, 2010, the Company issued $1.9 billion in aggregate principal amount of senior unsecured notes and debentures under a shelf registration statement on Form S-3 in a public offering (the “2010 Bond Offering”). The Company’s obligations under the debt securities issued in the 2010 Bond Offering are guaranteed by Time Warner Entertainment Company, L.P. (“TWE”) and TW NY Cable Holding Inc. (“TW NY”). The Company used a portion of the net proceeds from the 2010 Bond Offering for general corporate purposes, including the repurchase of its common stock under the Stock Repurchase Program.

On November 3, 2010, the Company entered into a credit agreement for a $4.0 billion senior unsecured three-year revolving credit facility maturing in November 2013 (the “$4.0 billion Revolving Credit Facility”). In connection with the entry into this facility, the Company’s $5.875 billion senior unsecured five-year revolving credit facility, scheduled to mature in February 2011, was terminated, and the Company’s unsecured commercial paper program was reduced from $6.0 billion to $4.0 billion. The Company’s obligations under the $4.0 billion Revolving Credit Facility are guaranteed by TWE and TW NY.

For more information about the 2010 Bond Offering and the $4.0 billion Revolving Credit Facility, see “Management’s Discussion and Analysis of Results of Operations and Financial Condition—Overview—Recent Developments—2010 Bond Offering and $4.0 Billion Revolving Credit Facility” and Note 9 to the accompanying consolidated financial statements.

NaviSite Acquisition

On February 1, 2011, TWC entered into an agreement to acquire NaviSite, Inc. (“NaviSite”) for $5.50 per share of NaviSite common stock in cash, or a total equity value of approximately $230 million. As of February 1, 2011, NaviSite had approximately $50 million of debt and approximately $35 million of preferred equity. NaviSite provides enterprise-class hosting, managed application, messaging and cloud services. Its common stock is listed on the NASDAQ Capital

Market. The transaction, which is subject to NaviSite stockholder approval, certain regulatory approvals and customary closing conditions, is expected to close in the second quarter of 2011. On February 8, 2011, a lawsuit was filed on behalf of a purported class of NaviSite stockholders against NaviSite, certain of its officers and directors and TWC alleging breaches of fiduciary duty and that the consideration to be paid in connection with the transaction is inadequate. The lawsuit seeks to enjoin the transaction and monetary damages. The Company intends to defend against this lawsuit vigorously.

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

Available Information and Website

Although TWC and its predecessors have been in the cable business for over 40 years in various legal forms, Time Warner Cable Inc. was incorporated as a Delaware corporation on March 21, 2003. TWC’s annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to such reports filed with or furnished to the Securities and Exchange Commission (“SEC”) pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are available free of charge on the Company’s website at www.timewarnercable.com as soon as reasonably practicable after such reports are electronically filed with the SEC (www.sec.gov).

Services

TWC offers video, high-speed data and voice services over its broadband cable systems to residential and commercial customers.

Residential Services

Video Services

TWC offers a broad range of residential video services, including advanced services such as On-Demand, high-definition (“HD”) and digital video recorder (“DVR”) services. As of December 31, 2010, TWC had approximately 12.3 million residential video subscribers.

Programming tiers.  TWC generally offers three main levels or “tiers” of video programming and music services–Basic Service Tier (“BST”), Expanded Basic Service Tier (or Cable Programming Service Tier) (“CPST”) and Digital Basic Service Tier (“DBT”). BST includes broadcast television signals, satellite-delivered broadcast networks and superstations, local origination channels, a few other networks and public access, educational and government channels. CPST enables BST subscribers to add to their service national, regional and local cable entertainment, news and other networks, such as CNN, USA and ESPN. In certain areas, BST and CPST also include proprietary local programming devoted to the communities TWC serves, including 24-hour local news channels and sports channels in a number of cities. DBT enables subscribers who receive digital video signals (“digital video subscribers”) to receive additional cable networks. Generally, CPST and DBT subscribers can purchase genre-based programming tiers, such as Time Warner Cable Movie Pass and Time Warner Cable Sports Pass, and subscribers to any tier of video service can purchase premium services, such as HBO and Showtime.

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

On-Demand services.  On-Demand services are generally available to digital video subscribers. Available On-Demand services include a wide selection of featured movies and special events, including select movies and special events in 3-D, for which separate per-use fees are charged, and free access to selected movies, programming from broadcast and cable networks, music videos, local programming and other content. In addition, premium service (e.g., HBO) subscribers generally have access to the premium service’s On-Demand content without additional fees.

DVR service.  Set-top boxes equipped with DVRs enable customers, among other things, to pause and/or rewind “live” television programs and record programs on the hard drive built into the set-top box. Subscribers pay an additional monthly fee for TWC’s DVR service. As of December 31, 2010, 51.7%, or approximately 4.6 million, of TWC’s residential and commercial digital video subscribers also subscribed to its DVR service. During 2010, TWC launched remote DVR management, which provides customers with the ability to program their DVRs via a website, and a multi-room DVR service, which allows a program recorded on a DVR to be watched on any other connected television in a customer’s home, in the majority of its service areas.

Enhanced TV services.  TWC is expanding the use of Video-On-Demand (“VOD”) technology to introduce additional enhancements to the video experience. Start Over®, TWC’s Emmy®-award winning technology, allows digital video subscribers using a TWC-provided set-top box to restart select “in progress” programs directly from the relevant channel, without the ability to fast-forward through commercials, and Look Back® extends the window for viewing a program to 72 hours after it has aired. Start Over and Look Back are available in the majority of TWC’s service areas.

TV Everywhere capability.  During 2010, TWC began offering ESPN and ESPN3 online to customers who subscribe to a video tier that includes ESPN, and in January 2011, it added ESPN2, ESPNU and ESPN Buzzer Beater for customers who subscribe to a video tier that includes those networks. During 2010, TWC also launched Speed2, a new broadband-only channel, for its Sports Pass video subscribers and offered live coverage to authenticated customers from the 2010 Winter Olympics. TWC plans to offer additional content via its TV Everywhere capability during 2011.

High-speed Data Services

TWC’s high-speed data services provide customers with a fast, always-on connection to the Internet. Subscribers pay a fixed monthly fee based on the level of service received. As of December 31, 2010, TWC served approximately 9.5 million residential high-speed data subscribers.

Road Runner® Broadband.  TWC offers multiple tiers of Road Runner Broadband service to meet the different needs of its subscribers. Utilizing DOCSIS 3.0 technology, TWC offers Wideband, Extreme and Turbo Plus to subscribers in a number of its service areas. Wideband, TWC’s highest speed tier, offers subscribers speeds of up to 50 Mbps downstream and up to 5 Mbps upstream. TWC also offers Turbo, Standard, Basic and Lite tiers in all of its service areas. Turbo offers subscribers speeds of up to 15 Mbps downstream and up to 2 Mbps upstream. In the majority of its service areas, TWC provides Turbo and Standard subscribers with PowerBoost at no additional charge, which allows users to initiate brief download speed bursts when TWC’s network capacity permits.

TWC’s Road Runner Broadband service provides communication tools and personalized services, including e-mail, PC security, parental controls and online radio, without any additional charge. The Roadrunner.com portal provides access to content and media from local, national and international providers and topic-specific channels, including entertainment, dating, games, news, sports, travel, music, movie listings, shopping, ticketing and coupon sites.

In addition to Road Runner Broadband, most of TWC’s cable systems provide their high-speed data subscribers with the ability to subscribe to the services of certain other on-line providers, including Earthlink.

Mobile Internet.  In the fourth quarter of 2009, TWC began offering a wireless mobile broadband Internet access service in several cities and, as of December 31, 2010, the Company had 13,000 wireless mobile broadband subscribers. This service provides customers with mobile broadband Internet access inside or outside their homes on their laptops via a

TWC-provided data card or any WiFi-enabled device with IntelliGo, a mobile hotspot device that TWC began offering its mobile broadband subscribers during 2010, which provides wireless connectivity to up to five devices simultaneously. TWC offers wireless mobile broadband services delivered over Clearwire Corporation’s (“Clearwire”) fourth-generation (“4G”) WiMax network and Sprint Nextel Corporation’s (“Sprint”) third-generation (“3G”) CDMA network, with speeds of up to 6 Mbps on Clearwire’s 4G WiMax network and up to 1.5 Mbps on Sprint’s 3G CDMA network. TWC is also an equity investor in Clearwire, see “—Operating Partnerships, Joint Ventures and Significant Investments” below.

Voice Services

TWC’s residential Digital Phone service, Digital Home Phone, offers customers unlimited local, in-state and U.S., Canada and Puerto Rico calling and a number of calling features, including call waiting, caller ID and Enhanced 911 (“E911”) services, for a fixed monthly fee. TWC also offers additional calling plans with a variety of options that are designed to meet customers’ particular needs, including a local-only calling plan, an unlimited in-state calling plan and an international calling plan. As of December 31, 2010, TWC served approximately 4.4 million residential Digital Home Phone subscribers. During 2010, TWC launched a residential web portal, VoiceZonetm, in the majority of its service areas, which allows Digital Home Phone subscribers who subscribe to voicemail service to use a web portal to customize their Digital Home Phone features, access caller ID and listen to their voicemail on their computer at no additional charge.

Commercial Services

TWC offers video, high-speed data, voice, networking and transport services to commercial customers marketed under the Time Warner Cable Business Class® brand.

Video Services

TWC offers small- and medium-sized businesses a full range of video programming tiers and music services. Packages are designed with a wide variety of options to meet the specific demands of a business environment, with access to entertainment and news programming covering world events, local news, weather and financial markets. Video services are provided to commercial subscribers at contractually established fees based on the tier of service. As of December 31, 2010, TWC served 165,000 commercial video subscribers.

High-speed Data, Networking and Transport Services

TWC offers commercial customers a variety of high-speed data, networking and transport services.

High-speed data service.  TWC provides high-speed Internet access service to small businesses with speeds of up to 15 Mbps downstream and up to 2 Mbps upstream and, in several of its service areas, up to 50 Mbps downstream and up to 5 Mbps upstream with Wideband (“Shared Internet Access”). TWC also provides dedicated Internet access to small- and medium-sized businesses through a fiber connection to the Internet (“Dedicated Internet Access”). The downstream and upstream speeds for Dedicated Internet Access service are generally up to 10 Gbps. Customers may add to their Shared Internet Access or Dedicated Internet Access certain additional services, including managed storage, web hosting and personal and managed data security. In addition, TWC began offering its wireless mobile broadband Internet service, Time Warner Cable Business Class Mobile, to commercial customers in certain of its service areas during 2010.

High-speed data services are provided to commercial subscribers at contractually established fees based on the services received. As of December 31, 2010, TWC had 334,000 commercial high-speed data subscribers.

Commercial networking and transport services.  TWC offers Metro Ethernet service that connects two or more locations for commercial customers with geographically dispersed locations with speeds up to 10 Gbps. TWC’s Metro Ethernet service can also extend the reach of the customer’s local area network or “LAN” within and between metropolitan areas.

In addition, TWC offers cell tower backhaul services to wireless telephone providers, Internet service providers and competitive carriers on a wholesale basis.

Acquisition of NaviSite.  On February 1, 2011, TWC entered into an agreement to acquire NaviSite, which provides enterprise-class hosting, managed application, messaging and cloud services. The transaction, which is subject to NaviSite stockholder approval, certain regulatory approvals and customer closing conditions, is expected to close in the second quarter of 2011.

Voice Services

TWC offers its commercial Digital Phone service, Business Class Phone, to a broad range of businesses. Business Class Phone is a multi-line voice service developed for small businesses, which provides various calling plans, along with other key business features, such as call restrictions, non-verified account codes and three-way call transfer. TWC also offers Business Class PRI, which is designed for medium-sized businesses and supports up to twenty-three simultaneous voice calls on each two-way trunk line.

Business Class Phone is provided to subscribers at contractually established fees based on the services received. As of December 31, 2010, TWC had 111,000 commercial Digital Phone subscribers.

Advertising

TWC earns revenues by selling advertising to national, regional and local customers. As part of the agreements under which it acquires video programming, TWC typically receives an allocation of scheduled advertising time in such programming, generally two or three minutes per hour, into which its systems can insert commercials, subject, in some instances, to certain subject matter limitations. In addition, TWC sells advertising in its owned and operated news channels and its Roadrunner.com portal to local and regional advertisers.

In many locations, TWC has formed advertising “interconnects” or entered into representation agreements with contiguous cable system operators under which TWC sells advertising on behalf of those operators in exchange for a percentage of the advertising revenue. This enables TWC to deliver commercials across wider geographic areas, replicating the reach of the local broadcast stations as much as possible. During 2010, TWC also entered into agreements with Verizon Communications Inc. (“Verizon”) under which TWC sells advertising on behalf of Verizon FiOS TV in New York, New York, Dallas, Texas and Los Angeles, California in exchange for a percentage of the advertising revenue. In addition, TWC, together with Comcast Corporation (“Comcast”) and Cox Communications, Inc., owns National Cable Communications LLC (“National Cable Communications”), the largest cable television advertising firm in the United States, which represents a number of cable operators in selling advertising time to national and regional advertisers. Through its partial ownership of National Cable Communications, TWC is a party to an agreement to sell DirecTV Group Inc. (“DirecTV”) inventory of advertising time on regional sports networks (“RSNs”). TWC also sells the video advertising inventory of certain RSNs in New York City and Ohio.

Advanced Advertising

TWC is exploring various means to deliver advanced advertising offerings and measurement data to advertisers. During 2010, TWC deployed EBIF technology to approximately 5 million set-top boxes in its service areas. EBIF capabilities enable video subscribers to use their remote control to request from a VOD channel that coupons, samples and/or brochures be sent to their home, which allows TWC to provide advertisers with feedback about the impact of their advertising and the value of interactive features. TWC also currently provides anonymized VOD and enhanced TV viewing data to its programming partners for a fee.

In 2008, TWC and certain other cable operators formed Canoe Ventures LLC (“Canoe”), a joint venture focused on developing a common technology platform among cable operators for the delivery of advanced advertising products and services to programmers and advertisers. One component of Canoe’s strategy is to enable TWC and the cable industry as a whole to support national programmers and advertisers with a one-stop advanced advertising bureau. During 2010, Canoe successfully launched its first interactive television advertisement product across multiple cable operators’ service areas in partnership with three cable networks. Canoe and its cable operator owners, including the Company, also made significant progress during 2010 developing and advancing standards for audience measurement.

Marketing and Sales

TWC uses the brand name Time Warner Cable and has recently updated its graphic brand identity, the “eye and ear” symbol. The brand identity and brand messaging are delivered via broadcast, TWC’s website, its cable systems, print, radio and other outlets including outdoor advertising, direct mail, e-mail, on-line advertising, local grassroots efforts and non-traditional media.

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

Increasingly, TWC uses proprietary segmentation techniques to target products and services to specific groups of existing and potential customers. For example, in November 2010, TWC launched SignatureHometm, the Company’s first product and service bundle targeting the Company’s higher-end demographic with a video, high-speed data and voice bundle that includes certain enhanced features. Also, during the fourth quarter of 2010, TWC began trials of TV Essentials, a video-only product targeting budget-conscious consumers. TWC plans to continue to tailor services by customer segment and market these services with a mix of targeted media and direct marketing efforts.

Customer Care

TWC continues to upgrade its customer care processes and infrastructure. The introduction of SignatureServicetm as part of TWC’s SignatureHome offering is a departure from its traditional “one size fits all” customer service. At the same time, TWC is upgrading its call center platforms to allow customer calls to be routed more efficiently and utilizing online approaches, such as eCare and MyService at www.timewarnercable.com, to give customers another alternative for engaging with the Company. The Company also continues to focus on improving reliability and the technical quality of its plant to avoid repeat trouble calls, which should lower customers’ need to contact the Company.

Technology

Cable Systems

TWC’s cable systems employ a hybrid fiber coaxial cable, or “HFC,” network. TWC transmits signals on these systems via laser-fed fiber optic cable from origination points known as “headends” and “hubs” to a group of distribution “nodes,” and uses coaxial cable to deliver these signals from the individual nodes to the homes they serve. TWC pioneered this architecture and received an Emmy award in 1994 for its HFC development efforts. HFC architecture allows the delivery of two-way video and broadband transmissions, which is essential to providing advanced video, high-speed data, voice, networking and transport services. As of December 31, 2010, virtually all of the homes passed by TWC’s cable systems were served by two-way capable plant that had been upgraded to provide at least 750MHz of capacity.

TWC believes that its network architecture is sufficiently flexible and extensible to support its current requirements. However, in order for TWC to continue to introduce innovative new services to its customers, as well as meet its competitive needs, TWC anticipates that it will need to continually use the bandwidth available to its systems more efficiently. To accommodate increasing demands for greater capacity in its network, TWC has deployed a technology known as switched digital video (“SDV”) in all of its service areas. SDV technology expands network capacity by transmitting only those digital and HD video channels that are being watched within a given grouping of households at any given moment. Since it is generally the case that not all such channels are being watched at all times within a given group of households, SDV technology frees up capacity that can then be made available for other uses, including additional HD channels, expanded VOD offerings, faster high-speed data connections, reliable Digital Phone quality and interactive services. TWC received an Emmy award in 2008 for its efforts in SDV technology development. In addition to its use of SDV technology, TWC expects that over the next several years it will continue to reclaim analog spectrum.

Set-top Boxes and IP-connected Devices

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

Generally, TWC’s video subscribers must have either a TWC-provided digital set-top box or a “digital cable-ready” television or similar device equipped with a conditional-access security card (“CableCARDtm”) in order to receive digital video programming. However, a unidirectional device (i.e., downstream-only), such as a CableCARD-equipped “digital cable-ready” television, cannot transmit upstream signals necessary to receive TWC’s two-way video services, such as VOD, channels delivered via SDV technology and TWC’s interactive program guide. In order to receive TWC’s two-way video services, customers generally must have a TWC-provided digital set-top box. In 2009, TWC began distributing tuning adaptors to subscribers in service areas where TWC has deployed SDV technology at no additional charge, which enable certain compatible unidirectional devices, such as the CableCARD-equipped Moxi® and Tivo Inc. HD DVRs, to access and view channels delivered via SDV technology.

During 2011, TWC plans to begin delivering video offerings, including both live linear and On-Demand programming, directly to subscriber broadband-connected consumer electronic devices, including “Smart TVs,” game consoles and tablet personal computers, without the need for a set-top box or a CableCARD.

Suppliers

TWC contracts with certain third parties for goods and services related to the delivery of its video, high-speed data and voice services.

Video programming.  TWC carries local broadcast stations pursuant to the compulsory copyright provisions of the Copyright Act as well as under either the Federal Communications Commission (the “FCC”) “must carry” rules or a written retransmission consent agreement with the relevant station owner. TWC has multi-year retransmission consent agreements in place with most of the retransmission consent stations that it carries. For more information, see “—Regulatory Matters” below. Cable networks, including premium services, are carried pursuant to affiliation agreements. TWC generally pays a monthly per subscriber fee for cable services and broadcast stations that elect retransmission consent. Such fees typically cover the network or station’s linear feed as well as its free On-Demand content. Payments to the providers of some premium services may be based on a percentage of TWC’s gross receipts from subscriptions to the services. Generally, TWC obtains rights to carry VOD movies and events and to sell and/or rent online video programming via the Road Runner Video Store through iN Demand L.L.C., a company in which TWC holds a minority interest. In some instances, TWC contracts directly with film studios for VOD carriage rights for movies. Such VOD content is generally provided to TWC under revenue-sharing arrangements.

Set-top boxes, program guides and network equipment.  TWC purchases set-top boxes and CableCARDs from a limited number of suppliers, including Cisco Systems Inc. (“Cisco Systems”), Motorola Inc. and Samsung Electronics Co., Ltd., and rents these devices to subscribers at monthly rates. See “—Technology—Cable Systems—Set-top Boxes and IP-connected Devices” above and “—Regulatory Matters” below. TWC purchases routers, switches and other network equipment from a variety of providers, the most significant of which is Cisco Systems. See “Risk Factors—Risks Related to Dependence on Third Parties—TWC may not be able to obtain necessary hardware, software and operational support.” In addition to its Open Cable Digital Navigator (“ODN”) and Mystro Digital Navigator (“MDN”) program guides, TWC provides certain of its subscribers with set-top box program guides from Cisco Systems and Rovi Corporation.

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

Voice services.  Under multi-year agreements between TWC and Sprint, Sprint assists TWC in providing voice service by routing voice traffic to and from destinations outside of TWC’s network via the public switched telephone network, delivering E911, operator and directory assistance services and assisting in order processing, local number portability and long-distance traffic carriage. In the fourth quarter of 2010, TWC began replacing Sprint as the provider of these services, a process that is expected to continue through the first quarter of 2014.

Competition

TWC faces intense competition for customers from a variety of alternative communications, information and entertainment delivery sources. TWC competes with incumbent local telephone companies, including AT&T Inc. (“AT&T”) and Verizon, across each of its primary services. Some of these telephone companies offer a broad range of services with features and functions comparable to those provided by TWC and in bundles similar to those offered by TWC, sometimes including wireless services. Each of TWC’s services also faces competition from other companies that provide services on a stand-alone basis. TWC’s video service faces competition from direct broadcast satellite (“DBS”) services, and increasingly from companies that deliver content to consumers over the Internet. TWC’s high-speed data service faces competition from wireless data providers, and competition in voice service is increasing as more homes in the United States are replacing their wireline telephone service with wireless service or “over-the-top” phone service. Additionally, technological advances and product innovations have increased and will likely continue to increase the number of alternatives available to TWC’s customers and potential customers, further intensifying competition. See “Risk Factors—Risks Related to Competition.”

Principal Competitors

Incumbent local telephone companies.  TWC’s video, high-speed data and Digital Phone services face competition from the video, digital subscriber line (“DSL”), wireless broadband and wireline and wireless phone offerings of AT&T and Verizon. In a significant number of TWC’s operating areas, AT&T and Verizon have upgraded their networks to carry two-way video, high-speed data and IP-based telephony services, each of which is similar to the corresponding service offered by TWC. Moreover, AT&T and Verizon aggressively market and sell bundles of video, high-speed data and voice services plus, in some cases, wireless services, and they market cross-platform features with their wireless services, such as remote DVR control from a wireless handsets. In addition, both AT&T and Verizon have begun offering services that allow subscribers to view television programming and rent movies on mobile devices. TWC also faces competition in some areas from the DSL, wireless broadband and phone offerings of smaller incumbent local telephone companies, such as Frontier Communications Corporation (“Frontier Communications”) and Cincinnati Bell, Inc. (“Cincinnati Bell”).

Direct broadcast satellite.  TWC’s video service faces competition from DBS services, such as DISH Network Corporation (“Dish Network”) and DirecTV. Dish Network and DirecTV offer satellite-delivered pre-packaged programming services that can be received by relatively small and inexpensive receiving dishes. These providers offer aggressive promotional pricing, exclusive programming (e.g., NFL Sunday Tickettm) and video services that are comparable in many respects to TWC’s digital video service, including its DVR service and some of its interactive programming features.

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

Video competition.  TWC’s video service faces competition from a number of different sources, including companies that deliver movies, television shows and other video programming over broadband Internet connections, such as Hulu.com, Apple Inc.’s iTunes, Netflix Inc.’s “Watch Instantly” and YouTube. Increasingly, content owners are utilizing Internet-based delivery of content directly to consumers, some without charging a fee for access to the content. Furthermore, due to consumer electronics innovations, consumers are able to watch such Internet-delivered content on television sets and mobile devices. TWC also competes with online order services with mail delivery and video stores.

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

Commercial competition.  TWC competes with incumbent local telephone companies, especially AT&T and Verizon, across its commercial high-speed data, networking and voice services. In addition, TWC’s commercial video service faces competition from DBS providers that compete with TWC primarily in the hospitality and restaurant industry, and its commercial high-speed data, networking, transport and voice services face competition from national and smaller regional competitive local exchange carriers, or “CLECs,” and from a variety of smaller incumbent local telephone companies, such as Frontier Communications and Cincinnati Bell.

Franchise process.  Under the Cable Television Consumer Protection and Competition Act of 1992, franchising authorities are prohibited from unreasonably refusing to award additional franchises. In December 2006, the FCC adopted an order intended to make it easier for competitors to obtain franchises, by defining when the actions of county- and municipal-level franchising authorities will be deemed to be unreasonable as part of the franchising process. Furthermore, legislation supported by regional telephone companies has been enacted in a number of states to allow these companies to enter the video distribution business under state-wide franchises and without obtaining local franchise approval. Legislation of this kind has been enacted in some of the Company’s largest operating areas. See “—Regulatory Matters—Video Services—Franchising” and “Risk Factors—Risks Related to Government Regulation.”

Employees

As of December 31, 2010, TWC had approximately 47,500 employees, including approximately 940 part-time employees. Approximately 4.3% of TWC’s employees are represented by labor unions. TWC considers its relations with its employees to be good.

Regulatory Matters

TWC’s business is subject, in part, to regulation by the FCC and by most local and state governments where TWC has cable systems. In addition, TWC’s business is operated subject to compliance with the terms of the Memorandum Opinion and Order issued by the FCC in July 2006 in connection with the regulatory clearance of the transactions related to TWC’s 2006 acquisition of cable systems from Adelphia Communications Corporation (“Adelphia”) and Comcast (the “Adelphia/Comcast Transactions Order”), which is in effect until July 2012. Various legislative and regulatory proposals under consideration from time to time by the United States Congress (“Congress”) and various federal agencies have in the past materially affected TWC and may do so in the future.

The Communications Act of 1934, as amended (the “Communications Act”), and the regulations and policies of the FCC affect significant aspects of TWC’s cable system operations, including video subscriber rates; carriage of broadcast television signals and cable programming, as well as the way TWC sells its program packages to subscribers; the use of cable systems by franchising authorities and other third parties; cable system ownership; the offering of voice, high-speed data and transport services; and its use of utility poles and conduits.

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

In March 2010, a coalition of fourteen public interest groups and multi-channel video programming distributors (“MVPDs”), including TWC, petitioned the FCC for reform of the retransmission consent rules. The petition stated that outdated retransmission consent rules allow broadcasters to threaten signal blackouts to force MVPDs to pay significant increases in retransmission consent fees to the detriment of MVPDs and consumers. Shortly thereafter, in March 2010, the FCC issued a Public Notice seeking comment on the petition. The FCC is expected to initiate a rulemaking proceeding on retransmission consent in March 2011. TWC is unable to predict what rules, if any, the FCC might adopt in connection with retransmission consent.

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

Pole attachment regulation.  The Communications Act requires that investor-owned utilities provide cable systems and telecommunications carriers with non-discriminatory access to any pole, conduit or right-of-way controlled by those utilities. The Communications Act permits the FCC to regulate the rates, terms and conditions imposed by these utilities for cable systems’ use of utility poles and conduit space. States are permitted to preempt FCC jurisdiction over pole attachments through certifying that they regulate the terms of attachments themselves. Many states in which TWC operates have done so. The FCC or a certifying state could increase pole attachment rates paid by cable operators. In addition, the FCC has adopted a higher pole attachment rate applicable to pole attachments made by any company that provides telecommunications services. The applicability of and method for calculating pole attachment rates for cable operators that provide Voice Over Internet Protocol (“VoIP”) services remains unclear. In November 2007, the FCC issued a Notice of Proposed Rulemaking that proposes to establish a new unified pole attachment rate that would apply to attachments made by cable operators and telecommunications companies that are used to provide high-speed Internet services. The proposed rate could be higher than the current rate paid by cable service providers. In May 2010, in furtherance of the recommendations made in the National Broadband Plan, the FCC issued a Further Notice of Proposed Rulemaking to refresh the record regarding the appropriate high-speed Internet service pole attachment rates and to seek comment on bringing the telecommunications rate and the cable rate closer to parity and as low as possible. It is unclear whether or how a ruling would apply to VoIP services; however, in August 2009, a coalition of electric utility companies petitioned the FCC to declare that the pole attachment rate for attachments used by cable companies to provide VoIP services should be assessed at the rate paid by telecommunications providers. TWC opposed this petition. If the FCC issues an Order or grants the electric utility companies’ peititions, TWC’s pole attachment payments could increase materially. Finally, some of the poles TWC uses are exempt from federal regulation because they are owned by utility cooperatives and municipal entities. These entities may not renew TWC’s existing agreements when they expire, and they may require TWC to pay substantially increased fees. A number of these entities are currently seeking to impose substantial rate increases. Any increase in TWC’s pole attachment rates or inability to secure continued pole attachment agreements with these cooperatives or municipal utilities on commercially reasonable terms could cause TWC’s business, financial results or financial condition to suffer. For further discussion of pole attachment rates, see the discussion in “Risk Factors—Risks Related to Government Regulation—TWC may encounter substantially increased pole attachment costs.”

Set-top box regulation.  Certain regulatory requirements are also applicable to set-top boxes and other equipment that can be used to receive digital video services. Currently, many cable subscribers rent from their cable operator a set-top box that performs both signal-reception functions and conditional-access security functions. The rental rates cable operators charge for this equipment are subject to rate regulation to the same extent as basic cable service. Under these regulations, cable operators are allowed to set equipment rates for set-top boxes, conditional-access security cards or CableCARDs and remote controls on the basis of actual capital costs, plus an annual after-tax rate of return of 11.25%, on the capital cost (net of depreciation). In 1996, Congress enacted a statute requiring the FCC to pass rules fostering the availability of set-top boxes. An implementing regulation, which became effective on July 1, 2007, requires cable operators to cease placing into service new set-top boxes that have integrated security functions. DBS operators are not subject to this requirement.

In December 2002, cable operators and consumer-electronics companies entered into a standard-setting agreement relating to reception equipment that uses a CableCARD provided by the cable operator to receive one-way cable services. To implement the agreement, the FCC adopted regulations that (i) establish a voluntary labeling system for such one-way devices; (ii) require most cable systems to support these devices; and (iii) adopt various content-encoding rules, including a ban on the use of “selectable output controls” to direct program content only through authorized outputs. In June 2007, the FCC initiated a Notice of Proposed Rulemaking that may lead to regulations covering equipment sold at retail that is designed to receive two-way products and services, which, if adopted, could increase TWC’s cost in supporting such equipment. This Notice of Proposed Rulemaking remains pending. In June 2008, cable operators and consumer-electronics companies entered into a Memorandum of Understanding that establishes a national platform for retail devices to receive interactive (or two-way) cable services. In May 2010, the FCC’s Media Bureau granted a limited waiver of the prohibition on using selectable output controls to encourage Motion Picture Association of America member companies, independent filmmakers and their MVPD partners to offer films for home viewing during early release windows.

In November 2009, in its National Broadband Plan proceeding, the FCC identified a set-top box “innovation gap” that it stated could hinder the convergence of video, TV and IP-based technology. In December 2009, the FCC launched two proceedings, seeking comment on improvements for CableCARDs and longer term measures to encourage innovation in the market for navigation devices, such as requiring MVPDs and consumer electronics manufacturers to develop a universal “all-video” adapter. In October 2010, the FCC adopted an Order to address CableCARD issues. The new rules included requirements that cable operators provide reasonable access to switched digital programming for retail one-way devices through a technology of the operator’s choice, provide credits to customers who use their own retail set-top boxes rather than renting and allow self-installation of CableCARDs. The Order also granted relief to cable operators by eliminating the requirement for certain connectors on HD set-top boxes in favor of alternative outputs and allowing operators to deploy low-end HD set-top boxes that do not include CableCARDs. The universal “all-video” adapter proceeding remains pending. If the FCC requires MVPDs to develop an “all-video” adapter, it may impede innovation in this area.

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

Copyright regulation.  TWC’s cable systems provide subscribers with, among other things, content from local and distant television broadcast stations. TWC generally does not obtain a license to use the copyrighted performances contained in these stations’ programming directly from program owners. Instead, in exchange for filing reports with the U.S. Copyright Office and contributing a percentage of revenue to a federal copyright royalty pool, cable operators obtain rights to retransmit copyrighted material contained in broadcast signals pursuant to a statutory license. The elimination or substantial modification of this statutory copyright license has been the subject of ongoing legislative and administrative review, and, if eliminated, modified or interpreted by the U.S. Copyright Office differently, could adversely affect TWC’s ability to obtain suitable programming and could substantially increase TWC’s programming costs.

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

Program access and Adelphia/Comcast Transactions Order.  The Communications Act and the FCC’s “program carriage” rules restrict cable operators and MVPDs from unreasonably restraining the ability of an unaffiliated programming vendor to compete fairly by discriminating against the programming vendor on the basis of its non-affiliation in the selection, terms or conditions for carriage. The Adelphia/Comcast Transactions Order imposes certain additional program carriage conditions on TWC, which will expire in July 2012, related to RSNs. In particular, the Adelphia/Comcast Transactions Order provides that (i) neither TWC nor its affiliates may offer an affiliated RSN on an exclusive basis to any MVPD; (ii) TWC may not unduly or improperly influence the decision of any affiliated RSN to sell programming to an unaffiliated MVPD or the prices, terms and conditions of sale of programming by an affiliated RSN to an unaffiliated MVPD; (iii) if an MVPD and an affiliated RSN cannot reach an agreement on the terms and conditions of carriage, the MVPD may elect commercial arbitration to resolve the dispute; (iv) if an unaffiliated RSN is denied carriage by TWC, it may elect commercial arbitration to resolve the dispute in accordance with the FCC’s program carriage rules; and (v) with respect to leased access, if an unaffiliated programmer is unable to reach an agreement with TWC, that programmer may elect commercial arbitration to resolve the dispute, with the arbitrator being required to resolve the dispute using the FCC’s existing rate formula relating to pricing terms. The FCC has suspended this “baseball style” arbitration procedure as it relates to TWC’s carriage of unaffiliated RSNs, although it allowed the arbitration of a claim brought by the Mid-Atlantic Sports Network (“MASN”) because the claim was brought prior to the suspension. In that case, in December 2010, the FCC reversed the earlier decision of the FCC’s Media Bureau and found that TWC had legitimate reasons for its carriage decisions regarding MASN and had not discriminated against the network on the basis of affiliation. Herring Broadcasting, Inc., which does business as WealthTV, also filed a program carriage complaint against TWC and other cable operators alleging discrimination against WealthTV’s programming in favor of an allegedly similarly situated video programming vendor in violation of the FCC’s rules. In October 2009, after convening an evidentiary hearing on the merits of the claim, an FCC Administrative Law Judge issued a recommended decision in favor of TWC and the other cable operators in the proceeding, which WealthTV appealed to the full FCC. This proceeding remains pending.

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

High-speed Internet Access Services

TWC provides high-speed data services over its existing cable facilities. In 2002, the FCC released an order in which it determined that cable-provided high-speed Internet access service is an interstate “information service” rather than a “cable service” or a “telecommunications service,” as those terms are defined in the Communications Act. That determination was sustained by the U.S. Supreme Court. The “information service” classification means that the service is not subject to regulation as a cable service or as a telecommunications service under federal, state or local law. Nonetheless, TWC’s high-speed Internet access service is subject to a number of regulatory requirements, including the Communications Assistance for Law Enforcement Act (“CALEA”), which requires that high-speed data providers implement certain network capabilities to assist law enforcement agencies in conducting surveillance of criminal suspects.

“Net neutrality” legislative proposals and regulations.  Over the past several years, disparate groups have adopted the term “net neutrality” in connection with their efforts to persuade Congress and regulators to adopt rules that could limit the ability of broadband providers to effectively manage or operate their broadband networks. In previous Congressional sessions, legislation was introduced proposing “net neutrality” requirements, which would have limited to a greater or lesser extent the ability of high-speed Internet access service providers to adopt pricing models and network management policies. Similar legislation was introduced in the most recent session, as well as legislation to prevent the FCC from adopting any net neutrality rules.

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

In October 2009, the FCC initiated a Notice of Proposed Rulemaking to adopt so-called “net neutrality” or “open Internet” rules applicable to all providers of broadband Internet access services, whether wireline or wireless. The rules as proposed would not have applied to providers of applications, content or other services. Subsequently, in response to the April 2010 decision of the U.S. Court of Appeals for the District of Columbia Circuit overturning the FCC’s August 2008 ruling pursuant to Title I of the Act finding Comcast had violated the FCC’s Net Neutrality Policy Statement, the FCC adopted a Notice of Inquiry (“NOI”) to explore classifying the transmission component of facilities-based wireline broadband Internet access service as a Title II common carrier. The NOI only touched on how non-facilities based and wireless broadband Internet service providers should be regulated and did not address the regulatory framework applicable to application or content providers, on-line service providers or Internet backbone providers. In September 2010, the FCC issued a public notice seeking comments on the relationship between its October 2009 proposed net neutrality regulations and “managed” or “specialized” services that are provided over the same last-mile facilities as broadband Internet access service. On December 21, 2010, the FCC adopted an Open Internet Order pursuant to its Title I authority imposing net neutrality obligations on broadband Internet access providers, including TWC. While the Order specifically indicates that the FCC pursued the exercise of Title I jurisdiction in lieu of a Title II reclassification approach, the NOI addressing a Title II reclassification nevertheless remains pending.

The new Open Internet rules are based on three basic principles: transparency, no blocking, and no unreasonable discrimination, and are applicable to fixed and wireless broadband Internet access providers to different extents. Under the new rules, fixed and wireless broadband Internet access providers are required to make their practices transparent to both consumers and providers of Internet content, services, applications, and devices on both their website and at the point-of-sale. In addition, subject to “reasonable network management”, fixed broadband Internet access providers are prohibited from blocking lawful content, applications, services, and non-harmful devices, and from engaging in unreasonable discrimination in transmitting lawful traffic. The new rules specifically do not apply to “managed” or “specialized” services that share the same network infrastructure as broadband Internet access services, although the Order indicates that the FCC intends to observe market developments in this area and may take further regulatory action if it believes it is warranted. These rules do not become effective until 60 days after the Federal Register notice announcing the Office of Management and Budget’s decision regarding the information collection requirements associated with the new rules. Although these steps have not yet occurred, two parties have already filed challenges to the Order in the U.S. Court of Appeals for the District of Columbia Circuit.

For further discussion of “net neutrality” and its impact on TWC, see the discussion in “Risk Factors—Risks Related to Government Regulation—‘Net neutrality’ legislation or regulation could limit TWC’s ability to operate its high-speed data business profitably and to manage its broadband facilities efficiently.”

National Broadband Plan.  As part of the American Recovery and Reinvestment Act of 2009, Congress directed the FCC to develop a National Broadband Plan, which was delivered to Congress on March 16, 2010. The plan focuses primarily on universal broadband deployment, increased broadband utilization and adoption, and the integration of broadband into several key “national purposes,” such as healthcare, education, energy and E-government, and the plan includes over 200 recommendations to ensure that every American has affordable access to, and an understanding of, broadband capability. The recommendations focus on four areas: broadband competition policy to maximize innovation, investment and consumer benefits; fixed and mobile broadband infrastructure to facilitate more deployment and upgrades; Universal Service Fund (“USF”) reform to support high-cost deployment, affordability, adoption and utilization of broadband services; and increasing reliance on broadband for achieving America’s national priorities to incorporate broadband into all sectors of the economy through federal, state, local and tribal governments.

On April 6, 2010, the FCC released its 2010 Broadband Action Agenda setting out the purpose and timing of more than 60 rulemakings and other notice-and-comment proceedings to implement the recommendations of the National Broadband Plan intended to accelerate the deployment and adoption of robust, affordable broadband for all Americans; to help 100 million U.S. homes get affordable access to actual download speeds of at least 100 megabits over the next decade; to promote innovation, investment, competition and consumer interests throughout the broadband ecosystem; and to advance the use of broadband for key national priorities, including public safety, health care and education. The FCC has commenced numerous proceedings in accordance with the Broadband Action Agenda, and TWC is actively participating in many of these proceedings, including those addressing USF reform, consumer disclosure and transparency, network reliability and survivability and pole attachments. TWC is unable to predict the impact of such proceedings on TWC’s business.

Voice Services

TWC currently offers residential and commercial voice services using VoIP technology. Traditional providers of circuit-switched telephone services generally are subject to significant regulation. It is unclear whether and to what extent regulators will subject interconnected VoIP services such as TWC’s residential and commercial voice services to all the same regulations that apply to the traditional voice services provided by incumbent telephone companies. In February 2004, the FCC opened a broad-based rulemaking proceeding to consider these and other issues. That rulemaking remains pending. The FCC has, however, extended a number of traditional telephone carrier regulations to interconnected VoIP providers, including requiring interconnected VoIP providers: to provide E911 capabilities as a standard feature to their subscribers; to comply with the requirements of CALEA to assist law enforcement investigations in providing, after a lawful request, call content and call identification information; to contribute to the federal universal service fund; to pay regulatory fees; to comply with subscriber privacy rules; to provide access to their services to persons with disabilities; and to comply with service discontinuance requirements and local number portability (“LNP”) rules when subscribers change telephone providers.

Certain other issues related to interconnected VoIP services remain unclear. In particular, in November 2004, the FCC determined that regardless of their regulatory classification, certain interconnected VoIP services qualify as interstate services with respect to economic regulation. The FCC preempted state public utility commission regulations that address such issues as entry certification and tariffing requirements, as applied to nomadic and other interconnected VoIP services having similar characteristics. On March 21, 2007, the U.S. Court of Appeals for the Eighth Circuit affirmed the FCC’s November 2004 order with respect to these VoIP services. Despite this ruling, certain states have sought to impose state regulation on interconnected VoIP providers such as TWC. For instance, in 2008, the Wisconsin public utility commission ruled that TWC’s Digital Phone service is subject to traditional, circuit-switched telephone regulation, and in October 2010, the Maine Public Utilities Commission ruled that TWC’s voice services should be regulated in Maine as a telephone service and that TWC must obtain CLEC and Interexchange Carrier (long-distance) authorizations for its voice operations. Other state commissions have opened investigations into whether and to what extent interconnected VoIP services should be regulated in their respective states.

The FCC and various states are also considering how interconnected VoIP services should interconnect with incumbent phone company networks. Because the FCC has yet to classify interconnected VoIP service, the precise scope of interconnection rules as applied to interconnected VoIP service is not clear. As a result, some small incumbent telephone companies may resist interconnecting directly with TWC. Some rural telephone companies claim protection under the rural exemption provisions of Section 251 of the Communications Act and refuse to interconnect with CLECs for purposes of exchanging TWC’s VoIP traffic unless the rural exemption is lifted by the state commission. In July 2010, TWC filed a Petition for Preemption with the FCC that requests a determination that interconnection with incumbent phone company networks for the purpose of establishing reciprocal compensation arrangements pursuant to sections 251 (a) and (b) of the Act is not subject to the rural exemption under Section 251 of the Communications Act. That Petition remains pending. Finally, the FCC is considering comprehensive intercarrier compensation reform, including the appropriate compensation regime applicable to interconnected VoIP traffic over the public switched telephone network. It is unclear whether and when the FCC or Congress will adopt further rules relating to VoIP interconnection and how such rules would affect TWC’s interconnected VoIP service.

Commercial Networking and Transport Services

Entities providing point-to-point and other transport services generally have been subjected to various kinds of regulation. In particular, in connection with intrastate transport services, state regulatory authorities require such providers to obtain and maintain certificates of public convenience and necessity and to file tariffs setting forth the service’s rates, terms, and conditions and to have just, reasonable, and non-discriminatory rates, terms and conditions. Interstate transport services are governed by similar federal regulations. In addition, providers generally may not transfer assets or ownership without receiving approval from or providing notice to state and federal authorities. Finally, providers of point-to-point and similar transport services are required to contribute to various state and federal regulatory funds, including state universal funds and the Federal Universal Service Fund.

Other Federal Regulatory Requirements

The Communications Act also includes numerous other provisions, applicable to some extent, to one or more of TWC’s services. These provisions apply to customer service, subscriber privacy, marketing practices, equal employment opportunity, technical standards and equipment compatibility, antenna structure notification, marking, lighting, emergency alert system requirements, disability access, and the collection of annual regulatory fees, which are calculated based on the number of subscribers served, the types of FCC licenses held and certain interstate revenue thresholds. The FCC also actively regulates other aspects of TWC’s video services, including the mandatory blackout of syndicated, network and sports programming; customer service standards; political advertising; indecent or obscene programming; Emergency Alert System requirements for analog and digital services; closed captioning requirements for the hearing impaired; commercial restrictions on children’s programming; recordkeeping and public file access requirements; and technical rules relating to operation of the cable network.

Operating Partnerships, Joint Ventures and Significant Investments

Time Warner Entertainment Company, L.P.

TWE is a Delaware limited partnership that was formed in 1992 and is wholly owned by TWC. As of December 31, 2010, TWE held cable systems with 3.2 million video subscribers. As of December 31, 2010, TWE had $2.6 billion in principal amount of outstanding debt securities with maturities ranging from 2012 to 2033 and fixed interest rates ranging from 8.375% to 10.15%. TWC is a guarantor of TWE’s $2.6 billion in principal amount of outstanding debt securities. TWE is also a guarantor under TWC’s $4.0 billion Revolving Credit Facility, its $4.0 billion commercial paper program and its $20.4 billion in principal amount of outstanding debt securities. See “Management’s Discussion and Analysis of Results of Operations and Financial Condition—Financial Condition and Liquidity—Outstanding Debt and Mandatorily Redeemable Preferred Equity and Available Financial Capacity.”

TWE-A/N Partnership Agreement

The following description summarizes certain provisions of the partnership agreement relating to the Time Warner Entertainment—Advance/Newhouse Partnership (“TWE-A/N”). Such description does not purport to be complete and is subject to, and is qualified in its entirety by reference to, the provisions of the TWE-A/N partnership agreement.

Partners of TWE-A/N.  The general partnership interests in TWE-A/N are held by Time Warner NY Cable LLC (“TW NY Cable”) and TWE (the “TW Partners”) and Advance/Newhouse Partnership (“A/N”), a partnership owned by wholly owned subsidiaries of Advance Publications Inc. and Newhouse Broadcasting Corporation. The TW Partners also hold preferred partnership interests. TWE acquired its interest in TWE-A/N as the result of a merger of its wholly owned subsidiary, TWE-A/N Holdco, L.P. (which previously held the interest), into TWE on December 31, 2008.

2002 restructuring of TWE-A/N.  The TWE-A/N cable television joint venture was formed by TWE and A/N in December 1995. A restructuring of the partnership was completed during 2002. As a result of this restructuring, cable systems and their related assets and liabilities serving approximately 2.1 million video subscribers as of December 31, 2002 (which amount is not included in TWE-A/N’s 4.6 million consolidated video subscribers, as of December 31, 2010) located primarily in Florida (the “A/N Systems”), were transferred to a wholly owned subsidiary of TWE-A/N (the “A/N Subsidiary”). As part of the restructuring, effective August 1, 2002, A/N’s interest in TWE-A/N was converted into an interest that tracks the economic performance of the A/N Systems, while the TW Partners retain the economic interests and associated liabilities in the remaining TWE-A/N cable systems. TWE-A/N’s financial results, other than the results of the A/N Systems, are consolidated with TWC’s.

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

Restructuring rights of the partners.  TWE and A/N each has the right to cause TWE-A/N to be restructured at any time upon 12 months notice. Upon a restructuring, TWE-A/N is required to distribute the A/N Subsidiary with all of the A/N Systems to A/N in complete redemption of A/N’s interests in TWE-A/N, and A/N is required to assume all liabilities of the A/N Subsidiary and the A/N Systems. To date, neither TWE nor A/N has delivered notice of the intent to cause a restructuring of TWE-A/N.

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

Clearwire Communications

TWC holds a 4.7% equity interest in Clearwire Communications LLC (“Clearwire Communications”), the operating subsidiary of Clearwire, a publicly traded company that was formed by the combination of the respective wireless broadband businesses of Sprint and Clearwire Communications. During 2010, Clearwire deployed its 4G wireless network in several cities, providing mobile broadband services to wholesale and retail customers. Clearwire’s Class A Common Stock is listed for trading on the NASDAQ Global Select Market.

In connection with TWC’s initial investment in Clearwire Communications, TWC entered into wholesale agreements with Clearwire and Sprint that allow TWC to offer wireless services utilizing Clearwire’s 4G WiMax network and Sprint’s 3G CDMA network. See “—Services—Residential Services—High-speed Data Services” above. At the same time, affiliates of TWC and the other Clearwire investors, including Intel Corporation (“Intel”), Google Inc., Comcast and Bright House Networks, LLC, entered into an operating agreement, an equity holders’ agreement and a registration rights agreement (the “Registration Rights Agreement”) with Clearwire, and, other than Intel, a strategic investor agreement governing certain rights and obligations of the parties with respect to the governance of Clearwire, including director nominations, transfer and purchase restrictions on Clearwire’s common stock, rights of first refusal, pre-emptive rights and tag-along rights. Under the Registration Rights Agreement, TWC is entitled to two demand registration rights (other than demands to file a registration statement on Form S-3) as long as the securities to be registered have an aggregate price to the public of not less than $50 million. On December 21, 2009, Clearwire filed a shelf registration statement providing for the registration and sale of all Clearwire securities held by TWC as of such date.

In its Quarterly Report on Form 10-Q for the quarter ended September 30, 2010, Clearwire disclosed that it may not be able to continue to operate as a going concern. Subsequently, in December 2010, Clearwire raised $1.404 billion in a private placement of debt securities. There can be no assurance that Clearwire will be able to obtain sufficient financing in the future to continue its business, and it is possible that the Company may record an impairment charge on its investment in Clearwire Communications in the future. See “Risk Factors—Risk Related to Competition—TWC’s competitive position and business and financial results could suffer if consumers replace TWC’s traditional high-speed data or voice services with wireless data or voice services or if TWC does not develop compelling wireless offerings.”

SpectrumCo

TWC is a participant in a joint venture with certain other cable companies (“SpectrumCo”) that holds advanced wireless spectrum (“AWS”) licenses that cover 20 MHz over 80% of the continental United States and Hawaii.

Item 1A.	Risk Factors.

Risks Related to Competition

TWC faces a wide range of competition, which could negatively affect its business and financial results.

TWC’s industry is, and will continue to be, highly competitive. Some of TWC’s principal competitors, incumbent local telephone companies, in particular, offer services that provide features and functions comparable to the video, high-speed data and/or voice services that TWC offers, and they offer them in bundles similar to TWC’s. In a significant number of TWC’s operating areas, AT&T and Verizon have upgraded their networks to carry two-way video, high-speed data with substantial bandwidth and IP-based telephony services, which they market and sell in bundles, in some cases, along with their wireless services.

In addition, each of TWC’s services faces competition from other companies that provide services on a stand-alone basis. TWC’s video service faces competition from DBS providers that try to distinguish their services from TWC’s by offering aggressive promotional pricing, exclusive programming, and/or assertions of superior service or offerings. Increasingly, TWC’s video service also faces competition from companies that deliver content to consumers over the Internet and on mobile devices, some without charging a fee for access to the content. This trend could negatively impact customer demand for TWC’s video service, especially premium and On-Demand services, and could encourage content owners to seek higher license fees from TWC in order to subsidize their free distribution of content. TWC also faces competition in high-speed data service from wireless data providers, and in voice service from wireline, wireless and “over-the-top” phone providers, especially as an increasing number of homes in the United States replace their wireline telephone service with wireless or “over-the-top” service.

Any inability to compete effectively or an increase in competition could have an adverse effect on TWC’s financial results and return on capital expenditures due to possible increases in the cost of gaining and retaining subscribers and lower per subscriber revenue, could slow or cause a decline in TWC’s growth rates, and reduce TWC’s revenues. As TWC expands and introduces new and enhanced services, TWC may be subject to competition from other providers of those services. TWC cannot predict the extent to which this competition will affect its future business and financial results or return on capital expenditures.

Future advances in technology, as well as changes in the marketplace, in the economy and in the regulatory and legislative environments, may result in changes to the competitive landscape. For additional information, see “—Risks Related to Government Regulation,” “Business—Competition” and “—Regulatory Matters.”

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

TWC’s competitive position and business and financial results could suffer if consumers replace TWC’s traditional high-speed data or voice services with wireless data or voice services or if TWC does not develop compelling wireless offerings.

TWC believes that broadband cable networks currently provide the most efficient means to deliver its services, but consumers are increasingly interested in accessing information, entertainment and communication services outside the home as well. TWC faces competition in its high-speed data service from a number of wireless data providers. If a significant number of consumers chose to replace the Company’s high-speed data service with wireless broadband, TWC’s business and financial results could suffer.

In order to provide its customers with high-speed data services both inside and outside the home, during the fourth quarter of 2009, TWC launched a wireless mobile broadband Internet access service in several cities utilizing Clearwire’s mobile broadband network with service pursuant to a wholesale agreement with Clearwire. As of December 31, 2010, TWC had 13,000 wireless mobile broadband subscribers. Clearwire’s network is currently available in a limited number of cities and there can be no assurance that Clearwire will successfully finance, construct and deploy a nationwide mobile broadband network. In its Quarterly Report on Form 10-Q for the quarter ended September 30, 2010, Clearwire disclosed that it may not be able to continue to operate as a going concern. Subsequently, in December 2010, Clearwire raised $1.404 billion in a private placement of debt securities. There can be no assurance that Clearwire will be able to obtain sufficient financing in the future to continue its business, and it is possible that the Company may record an impairment charge on its investment in Clearwire Communications in the future.

TWC does not offer wireless voice products although some of its wireline competitors and their affiliates do offer such products. If a significant number of consumers chose to replace the Company’s voice service with wireless service, TWC’s business and financial results could suffer. TWC may determine that it needs to offer a wireless voice product to remain competitive. If TWC incurs significant costs in developing or marketing wireless mobile voice and/or broadband offerings, and the resulting offerings are not competitive with the offerings of TWC’s competitors or appealing to TWC’s customers, TWC’s growth, business and financial results may be adversely affected.

Risks Related to TWC’s Operations

A prolonged economic downturn, especially a continued downturn in the housing market, may negatively impact TWC’s ability to attract new subscribers and generate increased subscription revenues.

The United States economy has experienced a protracted slowdown, and the future economic environment may continue to be challenging. A continuation or further weakening of these economic conditions could lead to further reductions in consumer demand for the Company’s services, especially premium services and DVRs, and a continued increase in the number of homes that replace their wireline telephone service with wireless service and their video service with Internet-delivered and/or over-air content, which would negatively impact TWC’s ability to attract customers, increase rates and maintain or increase subscription revenues. In addition, providing video services is an established and highly penetrated business. TWC’s ability to achieve incremental growth in video subscribers is dependent to a large extent on growth in occupied housing in TWC’s service areas, which is influenced by both national and local economic conditions. If the number of occupied homes in TWC’s operating areas continues to decline and/or the number of home foreclosures significantly increases, it may negatively impact TWC’s ability to gain new video subscribers.

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

Regulation may limit TWC’s ability to make required investments or adopt business models that are needed to continue to provide robust high-speed data service.

The rising popularity of bandwidth-intensive Internet-based services increases the demand for and usage of TWC’s high-speed data service. Examples of such services include the delivery of video via streaming technology and by download, peer-to-peer file sharing services and gaming services. TWC will need flexibility to develop pricing and business models that will allow it to respond to such changing consumer uses and demands and, if necessary, to invest more capital than currently expected to increase the bandwidth capacity of its systems. TWC’s ability to do these things could be restricted by legislative or regulatory efforts to impose so-called “net neutrality” requirements on cable operators. See “—Risks Related to Government Regulation—‘Net neutrality’ legislation or regulation could limit TWC’s ability to operate its high-speed data business profitably and to manage its broadband facilities efficiently.”

TWC relies on network and information systems and other technology, and a disruption or failure of such networks, systems or technology as a result of computer viruses, “cyber attacks,” misappropriation of data or other malfeasance, as well as outages, natural disasters, accidental releases of information or similar events, may disrupt TWC’s business.

Because network and information systems and other technologies are critical to TWC’s operating activities, network or information system shutdowns caused by events such as computer hacking, dissemination of computer viruses, worms and other destructive or disruptive software, “cyber attacks” and other malicious activity, as well as power outages, natural disasters, terrorist attacks and similar events, pose increasing risks. Such an event could have an adverse impact on TWC and its customers, including degradation of service, service disruption, excessive call volume to call centers and damage to TWC’s plant, equipment and data. Such an event also could result in large expenditures necessary to repair or replace such networks or information systems or to protect them from similar events in the future. Significant incidents could result in a disruption of TWC’s operations, customer dissatisfaction, or a loss of customers or revenues.

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

TWC relies on patent, copyright, trademark and trade secret laws and licenses and other agreements with its employees, customers, suppliers and other parties, to establish and maintain its intellectual property rights in technology and the products and services used in TWC’s operations. However, any of TWC’s intellectual property rights could be challenged or invalidated, or such intellectual property rights may not be sufficient to permit TWC to take advantage of current industry trends or otherwise to provide competitive advantages, which could result in costly redesign efforts, discontinuance of certain product or service offerings or other competitive harm. Claims of intellectual property infringement could require TWC to enter into royalty or licensing agreements on unfavorable terms, incur substantial monetary liability or be enjoined preliminarily or permanently from further use of the intellectual property in question, which could require TWC to change its business practices or offerings and limit its ability to compete effectively. Even claims without merit can be time-consuming and costly to defend and may divert management’s attention and resources away from TWC’s businesses. Also, because of the rapid pace of technological change, TWC relies on technologies developed or licensed by third parties, and TWC may not be able to obtain or continue to obtain licenses from these third parties on reasonable terms, if at all.

TWC is party to agreements with Time Warner and an affiliate of Time Warner governing the use of “Time Warner Cable” and “Road Runner” that may be terminated if TWC fails to perform its obligations under those agreements or if TWC undergoes a specified change of control.

TWC licenses “Time Warner Cable” and “Road Runner” from Time Warner Inc. (“Time Warner”) and an affiliate of Time Warner, respectively. These license agreements may be terminated by Time Warner or its affiliate if TWC commits a significant breach of its obligations under such agreements, undergoes a specified change of control, or materially fails to maintain the quality standards established for the use of these trademarks and the products and services related to these trademarks.

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

TWC’s 2010 annual impairment analysis, which was performed as of July 1, 2010, did not result in any goodwill or cable franchise rights impairment charges. However, it is possible that impairment charges may be recorded in the future to reflect potential declines in fair value. See “Management’s Discussion and Analysis of Results of Operations and Financial Condition—Critical Accounting Policies and Estimates—Asset Impairments—Indefinite-lived Intangible Assets and Goodwill” and “—Long-lived Assets.”

TWC has incurred substantial debt, which may limit its flexibility and prevent it from taking advantage of business opportunities.

As of December 31, 2010, TWC had $20.374 billion of net debt and mandatorily redeemable preferred equity. This level of indebtedness may limit TWC’s ability to respond to market conditions, provide for capital investment needs or take advantage of business opportunities.

Risks Related to Dependence on Third Parties

Increases in programming and retransmission costs or the inability to obtain popular programming could adversely affect TWC’s operations, business or financial results.

Video programming costs represent a major component of TWC’s expenses and are expected to continue to do so primarily due to the increasing cost of obtaining desirable programming, particularly broadcast and sports programming. TWC’s video programming costs as a percentage of video revenues have increased over recent years and will continue to increase over the next coming years as cable programming and broadcast station retransmission consent cost increases outpace growth in video revenues. Furthermore, providers of desirable content may be unwilling to enter into distribution arrangements with TWC on acceptable terms and owners of non-broadcast video programming content may enter into exclusive distribution arrangements with TWC’s competitors. A failure to carry programming that is attractive to TWC’s subscribers could adversely impact subscription and advertising revenues.

TWC may not be able to obtain necessary hardware, software and operational support.

TWC depends on third party suppliers and licensors to supply some of the hardware, software and operational support necessary to provide some of TWC’s services. Some of these vendors represent TWC’s sole source of supply or have, either through contract or as a result of intellectual property rights, a position of some exclusivity. If demand exceeds these vendors’ capacity, they experience operating or financial difficulties, they significantly increase the amount TWC pays for necessary products or services, or they cease production of any necessary product due to lack of demand, TWC’s ability to provide some services may be materially adversely affected. Any of these events could materially and adversely affect TWC’s ability to retain and attract subscribers, and have a material negative impact on TWC’s operations, business, financial results and financial condition.

TWC has multi-year agreements with Sprint under which it provides certain functions and services necessary to TWC in providing Digital Phone service to customers by routing voice traffic to and from destinations outside of TWC’s network via the public switched telephone network, delivering E911, operator and directory assistance service and assisting in order processing, local number portability and long-distance traffic carriage. In the fourth quarter of 2010, TWC began replacing Sprint as the provider of these services. However, the migration will not be complete until the first quarter of 2014, during which time TWC’s reliance on Sprint for these services may render TWC vulnerable to service disruptions and other operational difficulties, which could have an adverse effect on TWC’s business and financial results.

Risks Related to Government Regulation

TWC’s business is subject to extensive governmental regulation, which could adversely affect its business.

TWC’s video and voice services are subject to extensive regulation at the federal, state and local levels. In addition, the federal government has extended some regulation to high-speed data services. TWC is also subject to regulation of its video services relating to rates, equipment, technologies, programming, levels and types of services, taxes and other charges. Modification to existing regulations or the imposition of new regulations could have an adverse impact on TWC’s services. TWC expects that legislative enactments, court actions, and regulatory proceedings will continue to clarify and, in some cases, change the rights of cable companies and other entities providing video, high-speed data and voice services under the Communications Act and other laws, possibly in ways that TWC has not foreseen. The results of these legislative, judicial and administrative actions may materially affect TWC’s business operations.

Changes in broadcast carriage regulations could impose significant additional costs on TWC.

Although TWC would likely choose to carry the majority of primary feeds of full power stations voluntarily, so-called “must carry” rules require TWC to carry some local broadcast television signals on some of its cable systems that it might not otherwise carry. If the FCC seeks to revise or expand the “must carry” rules, such as to require carriage of multicast streams, TWC would be forced to carry video programming that it would not otherwise carry and potentially drop other, more popular programming in order to free capacity for the required programming, which could make TWC less competitive. Moreover, if the FCC adopts rules that are not competitively neutral, cable operators could be placed at a disadvantage versus other multi-channel video providers.

Under the program carriage rules, TWC could be compelled to carry programming services that it would not otherwise carry.

The Communications Act and the FCC’s “program carriage” rules restrict cable operators and MVPDs from unreasonably restraining the ability of an unaffiliated programming vendor to compete fairly by discriminating against the programming vendor on the basis of its non-affiliation in the selection, terms or conditions for carriage. The FCC’s Adelphia/Comcast Transactions Order imposes certain additional obligations related to these rules. Under a successful program carriage complaint, TWC might be compelled to carry programming services it would not otherwise carry and/or to do so on economic and other terms that it would not accept absent such compulsion. TWC is currently the defendant in a program carriage complaint. See “Business—Regulatory Matters—Video Services—Program access and Adelphia/Comcast Transactions Order.” Compelled government carriage could reduce TWC’s ability to carry other, more desirable programming and non-video services, decrease its ability to manage its bandwidth efficiently and increase TWC’s costs, adversely affecting TWC’s competitive position.

“Net neutrality” legislation or regulation could limit TWC’s ability to operate its high-speed data business profitably and to manage its broadband facilities efficiently.

On December 21, 2010, the FCC adopted an Open Internet Order imposing net neutrality obligations on broadband Internet access providers. The new Open Internet rules, based on principles of transparency, no blocking and no unreasonable discrimination, are applicable to fixed and wireless broadband Internet access providers to different extents. Under the new rules, fixed and wireless broadband Internet access providers, including TWC, are required to make their practices transparent to both consumers and providers of Internet content, services, applications and devices on both the website and at the point-of-sale. In addition, subject to “reasonable network management,” fixed broadband Internet access providers, including TWC, are prohibited from blocking lawful content, applications, services and non-harmful devices, and from engaging in unreasonable discrimination in transmitting lawful traffic.

In order to continue to provide quality high-speed data service at attractive prices, TWC needs the continued flexibility to develop and refine business models that respond to changing consumer uses and demands, to manage bandwidth usage efficiently and to continue to invest in its systems. It is unclear how the FCC’s net neutrality regulations will be implemented once they become effective and how “reasonable network management” will be determined. The new regulations could adversely impact TWC’s ability to operate its high-speed data network profitably and to undertake the upgrades that may be needed to continue to provide high quality high-speed data services and could negatively impact its ability to compete effectively. For a description of the recently-adopted obligations, see “Business—Regulatory Matters—High-speed Internet Access Services—‘Net neutrality’ legislative proposals and regulations.”

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

Under federal law, TWC has the right to attach cables carrying video and other services to telephone and similar poles of investor-owned utilities at regulated rates. However, because these cables may carry services other than video services, such as high-speed data services or new forms of voice services, some utility pole owners have sought to impose additional fees for pole attachment. In November 2007, the FCC issued a Notice of Proposed Rulemaking that proposes to establish a single pole attachment rate for all utility pole owners carrying broadband Internet access services that would be higher than the rate charged for video and cable modem service. In August 2009, a coalition of electric utility companies petitioned the FCC to declare that the pole attachment rate for cable companies’ digital telephone service should be assessed at the higher rate paid by telecommunications providers rather than the rate paid by cable providers, and in May 2010, the FCC issued a Further Notice of Proposed Rulemaking seeking to refresh the record regarding a unified broadband Internet rate and to seek comment on bringing the telecommunications rate and the cable rate closer to parity.

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

The acquisition by TW NY Cable and Comcast of assets comprising in aggregate substantially all of the cable assets of Adelphia (the “Adelphia Acquisition”) was designed to be a fully taxable asset sale, the redemption by TWC of Comcast’s interests in TWC (the “TWC Redemption”) was designed to qualify as a tax-free split-off under section 355 of the Internal Revenue Code of 1986, as amended (the “Tax Code”), the redemption by TWE of Comcast’s interests in TWE (the “TWE Redemption” and collectively with the TWC Redemption, the “Redemptions”) was designed as a redemption of Comcast’s partnership interest in TWE, and the exchange between TW NY Cable and Comcast immediately after the Adelphia Acquisition (the “Exchange”) was designed as an exchange of designated cable systems. There can be no assurance, however, that the Internal Revenue Service (the “IRS”) or state or local tax authorities (collectively with the IRS, the “Tax Authorities”) will not challenge one or more of such characterizations or TWC’s related valuations. Such a successful challenge by the Tax Authorities could materially adversely affect TWC’s tax profile (including TWC’s ability to recognize the intended tax benefits from the Adelphia/Comcast transactions), significantly increase TWC’s future cash tax payments and significantly reduce TWC’s future earnings and cash flow. The tax consequences of the Adelphia Acquisition, the Redemptions and the Exchange are complex and, in many cases, subject to significant uncertainties, including, but not limited to, uncertainties regarding the application of federal, state and local income tax laws to various transactions and events contemplated therein and regarding matters relating to valuation.

If the Separation Transactions (as defined below), including the Distribution (as defined below), do not qualify as tax-free, either as a result of actions taken or not taken by TWC or as a result of the failure of certain representations by TWC to be true, TWC has agreed to indemnify Time Warner for its taxes resulting from such disqualification, which would be significant.

As part of TWC’s separation from Time Warner in March 2009 (the “Separation”), Time Warner received a private letter ruling from the IRS and Time Warner and TWC received opinions of tax counsel confirming that the transactions undertaken in connection with the Separation, including the transfer by a subsidiary of Time Warner of its 12.43% non-voting common stock interest in TW NY to TWC in exchange for 80 million newly issued shares of TWC’s Class A common stock, TWC’s payment of a special cash dividend to holders TWC’s outstanding Class A and Class B common stock, the conversion of each share of TWC’s outstanding Class A and Class B common stock into one share of TWC common stock, and the pro-rata dividend of all shares of TWC common stock held by Time Warner to holders of record of Time Warner’s common stock (the “Distribution” and, together with all of the transactions, the “Separation Transactions”), should generally qualify as tax-free to Time Warner and its stockholders for U.S. federal income tax purposes. The ruling and opinions rely on certain facts, assumptions, representations and undertakings from Time Warner and TWC regarding the past and future conduct of the companies’ businesses and other matters. If any of these facts, assumptions, representations or undertakings are incorrect or not otherwise satisfied, Time Warner and its stockholders may not be able to rely on the ruling or the opinions and could be subject to significant tax liabilities. Notwithstanding the private letter ruling and opinions, the IRS could determine on audit that the Separation Transactions should be treated as taxable transactions if it determines that any of these facts, assumptions, representations or undertakings are not correct or have been violated, or for other reasons, including as a result of significant changes in the stock ownership of Time Warner or TWC after the Distribution.

Under the tax sharing agreement among Time Warner and TWC, TWC generally would be required to indemnify Time Warner against its taxes resulting from the failure of any of the Separation Transactions to qualify as tax-free as a result of (i) certain actions or failures to act by TWC or (ii) the failure of certain representations made by TWC to be true. In addition, even if TWC bears no contractual responsibility for taxes related to a failure of the Separation Transactions to qualify for their intended tax treatment, Treasury regulation section 1.1502-6 imposes on TWC several liability for all Time Warner federal income tax obligations relating to the period during which TWC was a member of the Time Warner federal consolidated tax group, including the date of the Separation Transactions. Similar provisions may apply under foreign, state or local law. Absent TWC causing the Separation Transactions to not qualify as tax-free, Time Warner has indemnified TWC against such several liability arising from a failure of the Separation Transactions to qualify for their intended tax treatment.

Tax legislation and administrative initiatives or challenges to the Company’s tax positions could adversely affect the Company’s results of operations and financial condition.

TWC operates cable systems in locations throughout the United States and, as a result, it is subject to the tax laws and regulations of the U.S. federal, state and local governments. From time to time, various legislative and/or administrative initiatives may be proposed that could adversely affect the Company’s tax positions. There can be no assurance that the Company’s effective tax rate or tax payments will not be adversely affected by these initiatives. As a result of state and local budget shortfalls due primarily to the economic environment as well as other considerations, certain states and localities have imposed or are considering imposing new or additional taxes or fees on TWC’s services or changing the methodologies or base on which certain fees and taxes are computed. Such potential changes include additional taxes or fees on TWC’s services that could impact its customers, combined reporting and other changes to general business taxes, central/unit-level assessment of property taxes and other matters that could increase TWC’s income, franchise, sales, use and/or property tax liabilities. In addition, U.S. federal, state and local tax laws and regulations are extremely complex and subject to varying interpretations. There can be no assurance that TWC ’s tax positions will not be challenged by relevant tax authorities or that TWC would be successful in any such challenge.

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

As of December 31, 2010, TWC leased and owned real property housing national operations centers and regional data centers used in its high-speed data services business in Herndon, Virginia; Raleigh, North Carolina; Syracuse, New York; Austin, Texas; Kansas City, Missouri; Orange County, California; New York, New York; Coudersport, Pennsylvania; and Columbus, Ohio, and TWC also leased and owned locations for its corporate offices in New York, New York and Charlotte, North Carolina as well as numerous business offices, warehouses and properties housing regional operations throughout the United States. TWC’s signal reception sites, primarily antenna towers and headends, and microwave facilities are located on owned and leased parcels of land, and TWC owns or leases space on the towers on which certain of its equipment is located. TWC owns most of its service vehicles.

TWC believes that its properties, both owned and leased, taken as a whole, are in good operating condition and are suitable and adequate for its business operations.

Item 3.	Legal Proceedings.

Legal Proceedings

The Company is the defendant in In re: Set-Top Cable Television Box Antitrust Litigation, ten purported class actions filed in federal district courts throughout the United States. These actions are subject to a Multidistrict Litigation Order transferring the cases for pre-trial purposes to the U.S. District Court for the Southern District of New York. On May 10, 2010, the plaintiffs filed a second amended consolidated class action complaint (the “Second Amended Complaint”), alleging that the Company violated Section 1 of the Sherman Antitrust Act, various state antitrust laws and state unfair/deceptive trade practices statutes by tying the sales of premium cable television services to the leasing of set-top converters boxes. The plaintiffs are seeking, among other things, unspecified treble monetary damages and an injunction to cease such alleged practices. On September 30, 2010, the Company filed a motion to dismiss the Second Amended Complaint. The Company intends to defend against this lawsuit vigorously.

On November 14, 2008, the plaintiffs in Mark Swinegar, et al. v. Time Warner Cable Inc., filed a second amended complaint in the Los Angeles County Superior Court, as a purported class action, alleging that the Company provided to and charged plaintiffs for equipment that they had not affirmatively requested in violation of the proscription in the Cable Consumer Protection and Competition Act of 1992 (the “Cable Act”) against “negative option billing” and that such violation was an unlawful act or practice under California’s Unfair Competition Law (the “UCL”). Plaintiffs are seeking restitution under the UCL and attorneys’ fees. On February 23, 2009, the court denied TWC’s motion to dismiss the second amended complaint, and on July 29, 2010, the court denied the Company’s motion for summary judgment. On October 7, 2010, the Company filed a petition for a declaratory ruling with the FCC requesting that the FCC determine whether the Company’s general ordering process complies with the Cable Act’s “negative option billing” restriction. On October 20, 2010, the FCC requested public comment on this matter. The Company intends to defend against this lawsuit vigorously.

On September 20, 2007, Brantley, et al. v. NBC Universal, Inc., et al. was filed in the U.S. District Court for the Central District of California against the Company. The complaint, which also named as defendants several other cable and satellite providers (collectively, the “distributor defendants”) as well as programming content providers (collectively, the “programmer defendants”), alleged violations of Sections 1 and 2 of the Sherman Antitrust Act. Among other things, the complaint alleged coordination between and among the programmer defendants to sell and/or license programming on a “bundled” basis to the distributor defendants, who in turn purportedly offer that programming to subscribers in packaged tiers, rather than on a per channel (or “à la carte”) basis. Plaintiffs, who seek to represent a purported nationwide class of cable and satellite subscribers, are seeking, among other things, unspecified treble monetary damages and an injunction to compel the offering of channels to subscribers on an “à la carte” basis. On December 3, 2007, plaintiffs filed an amended complaint in this action that, among other things, dropped the Section 2 claims and all allegations of horizontal coordination. On October 15, 2009, the district court granted with prejudice a motion by the distributor defendants and the programmer defendants to dismiss the plaintiffs’ third amended complaint, terminating the action. On April 19, 2010, plaintiffs appealed this decision to the U.S. Court of Appeals for the Ninth Circuit. The Company intends to defend against this lawsuit vigorously.

The Company is also a defendant in two other purported class actions. On September 17, 2009, the plaintiffs in Jessica Fink and Brett Noia, et al. v. Time Warner Cable Inc., filed an amended complaint in a purported class action in U.S. District Court for the Southern District of New York alleging that the Company uses a throttling technique which intentionally delays and/or blocks a user’s Road Runner service. Plaintiffs are seeking unspecified monetary damages, injunctive relief and attorneys’ fees. On September 25, 2009, TWC moved for summary judgment in this action, which is pending. On January 27, 2011, the plaintiffs in Calzada, et al. v. Time Warner Cable LLC, filed a purported class action in the Los Angeles County Superior Court alleging that the Company recorded phone calls with plaintiffs without notice in violation of provisions of the California Penal Code and the California Unfair Business Practices Act. The plaintiffs are seeking, among other things, unspecified treble monetary damages, injunctive relief, restitution and attorneys’ fees. The Company intends to defend against each of these lawsuits vigorously.

On January 17, 2011, the Company entered into a settlement agreement with Mecklenburg County settling Mecklenburg County’s suit against TWE-A/N alleging that TWE-A/N’s predecessor failed to construct an institutional network in 1981 and that TWE-A/N assumed that obligation. This suit had been removed to the U.S. District Court for the Western District of North Carolina in July 2005. The terms of the settlement are not material to the Company.

Certain Patent Litigation

On September 1, 2006, Ronald A. Katz Technology Licensing, L.P. (“Katz”) filed a complaint in the U.S. District Court for the District of Delaware alleging that TWC and several other cable operators, among other defendants, infringe 18 patents purportedly relating to the Company’s customer call center operations and/or voicemail services. The plaintiff is seeking unspecified monetary damages as well as injunctive relief. On March 20, 2007, this case, together with other lawsuits filed by Katz, was made subject to a Multidistrict Litigation (“MDL”) Order transferring the case for pretrial proceedings to the U.S. District Court for the Central District of California. In April 2008, TWC and other defendants filed “common” motions for summary judgment, which argued, among other things, that a number of claims in the patents at issue are invalid under Sections 112 and 103 of the Patent Act. On June 19 and August 4, 2008, the court issued orders granting, in part, and denying, in part, those motions. Defendants filed additional individual motions for summary judgment in August 2008, which argued, among other things, that defendants’ respective products do not infringe the surviving claims in plaintiff’s patents. On August 13, 2009, the district court found one additional patent invalid, but denied defendants’ motions for summary judgment on three remaining patents, and on October 27, 2009, the district court denied the defendants’ requests for reconsideration of the decision. Based on motions for summary judgment brought by other defendants, the district court found, in decisions on January 29, 2010 and December 3, 2010, two of the three remaining patents invalid with respect to those defendants. The Company intends to defend against this lawsuit vigorously.

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

From time to time, the Company receives notices from third parties claiming that it infringes their intellectual property rights. Claims of intellectual property infringement could require TWC to enter into royalty or licensing agreements on unfavorable terms, incur substantial monetary liability or be enjoined preliminarily or permanently from further use of the intellectual property in question. In addition, certain agreements entered may require the Company to indemnify the other party for certain third-party intellectual property infringement claims, which could increase the Company’s damages and its costs of defending against such claims. Even if the claims are without merit, defending against the claims can be time consuming and costly. As part of the restructuring of TWE in 2003, Time Warner agreed to indemnify the Company from and against any and all liabilities relating to, arising out of or resulting from specified litigation matters brought against the TWE non-cable businesses. Although Time Warner has agreed to indemnify the Company against such liabilities, TWE remains a named party in certain litigation matters.

The costs and other effects of future litigation, governmental investigations, legal and administrative cases and proceedings (whether civil or criminal), settlements, judgments and investigations, claims and changes in pending matters (including those matters described above), and developments or assertions by or against the Company relating to intellectual property rights and intellectual property licenses, could have a material adverse effect on the Company’s business, financial condition and operating results.

EXECUTIVE OFFICERS OF THE COMPANY

Pursuant to General Instruction G(3) to Form 10-K, the information regarding the Company’s executive officers required by Item 401(b) of Regulation S-K is hereby included in Part I of this report.

The following table sets forth the name of each executive officer of the Company, the office held by such officer and the age of such officer as of February 18, 2011.

Name	Age	Office

Glenn A. Britt	61	Chairman and Chief Executive Officer
Ellen M. East	49	Executive Vice President and Chief Communications Officer
Michael L. LaJoie	56	Executive Vice President and Chief Technology Officer
Marc Lawrence-Apfelbaum	55	Executive Vice President, General Counsel and Secretary
Gail G. MacKinnon	48	Executive Vice President and Chief Government Affairs Officer
Robert D. Marcus	45	President and Chief Operating Officer and Acting Chief Financial Officer
Tomas G. Mathews	50	Executive Vice President, Human Resources
Carl U.J. Rossetti	62	Executive Vice President and President, Time Warner Cable Ventures
Peter C. Stern	39	Executive Vice President and Chief Strategy Officer
Melinda C. Witmer	49	Executive Vice President and Chief Programming Officer

Set forth below are the principal positions held during at least the last five years by each of the executive officers named above:

Mr. Britt	Glenn A. Britt has served as the Chief Executive Officer of the Company and its predecessors since August 2001. He also has served as the Company’s Chairman since March 2009 and previously from August 2001 to March 2006. Prior to assuming the Chief Executive Officer position, Mr. Britt held various senior positions with Time Warner Cable Ventures, a unit of TWE, certain of the Company’s predecessor entities, and Time Warner and its predecessor Time Inc.

Ms. East	Ellen East has served as the Company’s Executive Vice President and Chief Communications Officer since October 2007. Prior to that, she served as Vice President of Communications and Public Affairs at Cox Communications Inc., a provider of video, internet and telephone services, from January 2000 having served in various other positions there from 1993. In that capacity, she oversaw internal, external and shareholder communications and community relations and provided strategic advice on public and media relations, industry affairs and regulatory issues.

Mr. LaJoie	Michael L. LaJoie has served as the Company’s Executive Vice President and Chief Technology Officer since January 2004. Prior to that, he served as Executive Vice President of Advanced Technology from March 2003 and in the same capacity for the TWC division of TWE from August 2002. Mr. LaJoie served as Vice President of Corporate Development of the Time Warner Cable division of TWE from 1998.

Mr. Lawrence-Apfelbaum	Marc Lawrence-Apfelbaum has served as the Company’s Executive Vice President, General Counsel and Secretary since January 2003. Prior to that, he served as Senior Vice President, General Counsel and Secretary of the Time Warner Cable division of TWE from 1996 and in other positions in the law department prior to that.

Ms. MacKinnon	Gail MacKinnon has served as the Company’s Executive Vice President and Chief Government Affairs Officer since August 2008. Prior to that, she served as Senior Vice President of Global Public Policy for Time Warner

from January 2007. Prior to joining Time Warner, Ms. MacKinnon served as Senior Vice President for Government Relations at the National Cable and Telecommunications Association, where she managed the cable industry’s outreach to members of Congress and the Executive Branch from January 2006. Prior to that, she served as Vice President of Government Relations at Viacom Inc. (“Viacom”), an entertainment company, from May 2000 following Viacom’s merger with CBS Corporation, a radio and television broadcasting company, where she served as Vice President, Federal Relations from 1997. Prior to that, beginning in 1994, Ms. MacKinnon worked at Turner Broadcasting System, Inc., a cable programming company, as Director of Government Relations.

Mr. Marcus	Robert D. Marcus has served as the Company’s President and Chief Operating Officer since December 14, 2010 and continues to serve as the acting Chief Financial Officer. Mr. Marcus served as the Company’s Senior Executive Vice President and Chief Financial Officer from January 1, 2008 and as the Company’s Senior Executive Vice President from August 2005. Mr. Marcus joined the Company from Time Warner where he had served as Senior Vice President, Mergers and Acquisitions from 2002. Mr. Marcus joined Time Warner in 1998 as Vice President of Mergers and Acquisitions.

Mr. Mathews	Tomas Mathews has served as the Company’s Executive Vice President, Human Resources since November 2007. Prior to that, Mr. Mathews served as the Company’s Senior Vice President, Human Resources from January 2002. Prior to joining the Company, Mr. Mathews served as the Vice President of International Human Resources at America Online, Inc. (now known as AOL Inc.) from 1999.

Mr. Rossetti	Carl U.J. Rossetti has served as the Company’s Executive Vice President and President of Time Warner Cable Ventures since April 2009. Prior to that, Mr. Rossetti served as the Company’s Executive Vice President, Corporate Development from August 2002. Previously, Mr. Rossetti served as an Executive Vice President of the Time Warner Cable division of TWE from 1998 and in various other positions since 1976.

Mr. Stern	Peter C. Stern has served as the Company’s Executive Vice President and Chief Strategy Officer since March 2008. Prior to that, he served as the Company’s Executive Vice President of Product Management from 2005, after serving as Senior Vice President of Strategic Planning from 2004. Mr. Stern joined the Company from Time Warner where he had served as Vice President of Strategic Initiatives from 2001.

Ms. Witmer	Melinda Witmer has served as the Company’s Executive Vice President and Chief Programming Officer since January 2007. Prior to that, Ms. Witmer served as the Company’s Senior Vice President of Programming from June 2005 and its Vice President and Chief Programming Counsel for programming from 2001. Prior to joining the Company, Ms. Witmer was Vice President and Senior Counsel at Home Box Office, Inc. from 1994.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The principal market for the Company’s common stock, par value $0.01 per share (the “TWC Common Stock”), is the New York Stock Exchange. For quarterly price information for the TWC Common Stock for the two years ended December 31, 2010, see “Quarterly Financial Information” at page 128 herein, which information is incorporated herein by reference. The quarterly price information reflects (i) the special cash dividend that was paid by the Company, (ii) the reclassification of each outstanding share of the Company’s Class A common stock and Class B common stock into one share of TWC Common Stock and (iii) the Company’s 1-for-3 reverse stock split, each effective on March 12, 2009. There were approximately 32,000 holders of record of TWC Common Stock as of February 15, 2011.

The Company paid a cash dividend of $0.40 per share of TWC Common Stock in each quarter of 2010, which totaled $576 million during 2010. On January 26, 2011, the Company’s Board of Directors declared an increased quarterly cash dividend of $0.48 per share of TWC Common Stock, payable in cash on March 15, 2011 to stockholders of record on February 28, 2011. TWC currently expects to pay comparable cash dividends in the future; however, changes in TWC’s dividend program will depend on the Company’s earnings, capital requirements, financial condition and other factors considered relevant by the Company’s Board of Directors.

Issuer Purchases of Equity Securities

The following table provides information about the Company’s purchases of equity securities registered by the Company pursuant to Section 12 of the Securities Exchange Act of 1934, as amended, during the quarter ended December 31, 2010.

			Total Number of	Approximate Dollar
			Shares Purchased as	Value of Shares that
	Total Number	Average	Part of Publicly	May Yet Be
	of Shares	Price Paid	Announced Plans or	Purchased Under the
	Purchased	Per Share(a)	Programs(b)	Plans or Programs(c)

October 1, 2010 - October 31, 2010	—	$—	—	$—
November 1, 2010 - November 30, 2010	3,219,700	$62.15	3,219,700	$3,799,879,804
December 1, 2010 - December 31, 2010	4,805,785	$65.42	4,805,785	$3,485,485,972

Total	8,025,485	$64.11	8,025,485

(a)	The calculation of the average price paid per share does not give effect to any fees, commissions and other costs associated with the repurchase of such shares.
(b)	On October 29, 2010, the Company’s Board of Directors authorized a stock repurchase program that allows TWC to repurchase, from time to time, up to $4.0 billion of TWC Common Stock. As of December 31, 2010, the Company had approximately $3.5 billion remaining under its stock repurchase program. Purchases under the stock repurchase program may be made, from time to time, on the open market and in privately negotiated transactions. The size and timing of these purchases will be based on a number of factors, including price and business and market conditions.
(c)	This amount does not reflect the fees, commissions and other costs associated with the stock repurchase program.

Item 6.	Selected Financial Data.

The selected financial information of TWC for the five years ended December 31, 2010 is set forth at pages 126 through 127 herein and is incorporated herein by reference.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The information set forth under the caption “Management’s Discussion and Analysis of Results of Operations and Financial Condition” at pages 37 through 67 herein is incorporated herein by reference.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

The information set forth under the caption “Market Risk Management” at pages 62 through 63 herein is incorporated herein by reference.

Item 8.	Financial Statements and Supplementary Data.

The consolidated financial statements of TWC and the report of independent registered public accounting firm thereon set forth at pages 68 through 122 and 124 herein are incorporated herein by reference.

Quarterly Financial Information set forth at page 128 herein is incorporated herein by reference.

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

Management’s Report on Internal Control Over Financial Reporting

Management’s report on internal control over financial reporting and the report of the independent registered public accounting firm thereon set forth at pages 123 and 125 is incorporated herein by reference.

Changes in Internal Control Over Financial Reporting

There have not been any changes in TWC’s internal control over financial reporting during the quarter ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

Item 9B.	Other Information.

Not applicable.

PART III

Items 10, 11, 12, 13 and 14.	Directors, Executive Officers and Corporate Governance; Executive Compensation; Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters; Certain Relationships and Related Transactions and Director Independence; Principal Accountant Fees and Services.

Information called for by Items 10, 11, 12, 13 and 14 of Part III is incorporated by reference from the Company’s definitive Proxy Statement to be filed in connection with its 2011 Annual Meeting of Stockholders pursuant to Regulation 14A, except that (i) the information regarding the Company’s executive officers called for by Item 401(b) of Regulation S-K has been included in Part I of this Annual Report and (ii) the information regarding certain Company equity compensation plans called for by Item 201(d) of Regulation S-K is set forth below.

The Company has adopted a Code of Ethics for its Senior Executive and Senior Financial Officers. A copy of the Code is publicly available on the Company’s website at www.timewarnercable.com/investors. Amendments to the Code or any grant of a waiver from a provision of the Code requiring disclosure under applicable SEC rules will also be disclosed on the Company’s website.

Equity Compensation Plan Information

The following table summarizes information as of December 31, 2010, about the Company’s outstanding equity compensation awards and shares of common stock reserved for future issuance under the Company’s equity compensation plans.

Number of Securities
Remaining Available
for Future Issuance
	Number of Securities		Under Equity
	to be Issued Upon	Weighted-average	Compensation Plans
	Exercise of	Exercise Price of	(excluding securities
	Outstanding Options,	Outstanding Options,	reflected in
	Warrants and Rights(b)	Warrants and Rights(b)	column (i))(c)
	(i)	(ii)	(iii)

Equity compensation plans approved by security holders(a)	16,798,014	$36.03	17,691,764
Equity compensation plans not approved by security holders	—	—	—

Total	16,798,014	$36.03	17,691,764

(a)	Equity compensation plans approved by security holders covers the Time Warner Cable Inc. 2006 Stock Incentive Plan (the “2006 Stock Plan”), which was originally approved by the Company’s stockholders in May 2007 and is currently the Company’s only compensation plan pursuant to which the Company’s equity is awarded.
(b)	Column (i) includes 5,313,175 shares of TWC Common Stock underlying outstanding restricted stock units. Because there is no exercise price associated with restricted stock units, such equity awards are not included in the weighted-average exercise price calculation in column (ii).
(c)	A total of 51,299,660 shares of TWC Common Stock have been authorized for issuance pursuant to the terms of the 2006 Stock Plan. Any shares of TWC Common Stock issued in connection with stock options or stock appreciation rights are counted against the 2006 Stock Plan available share reserve as one share for every share issued. Any shares of TWC Common Stock issued in connection with “Full Value Awards” (restricted stock or restricted stock units) are counted against the available share reserve under the 2006 Stock Plan as (i) one share for every share issued multiplied by (ii) a ratio. The ratio (the “Ratio”) is the quotient resulting from dividing (a) the grant date fair value of such Full Value Award, as determined for financial reporting purposes, by (b) the grant date fair value of a stock option granted under the 2006 Stock Plan. As a result, based on the Ratio determined on December 31, 2010, of the shares of TWC Common Stock available for future issuance under the 2006 Stock Plan listed in column (iii), as of December 31, 2010, a maximum of 4,820,958.80 shares may be issued in connection with Full Value Awards.

Stock options granted under the 2006 Plan have exercise prices equal to the fair market value of TWC Common Stock at the date of grant. Generally, the stock options vest ratably over a four-year vesting period and expire ten years from the date of grant. Certain stock option awards provide for accelerated vesting upon the grantee’s termination of employment after reaching a specified age and years of service. In connection with the Company’s payment of the special cash dividend on March 12, 2009 and its 1-for-3 reverse stock split, adjustments were made to the number of underlying shares and exercise prices of outstanding TWC stock options to maintain the fair value of those awards.

PART IV

Item 15.	Exhibits and Financial Statements Schedules.

(a)(1)-(2) Financial Statements and Schedules:

(i) The list of consolidated financial statements and schedules set forth in the accompanying Index to Consolidated Financial Statements and Other Financial Information at page 36 herein is incorporated herein by reference. Such consolidated financial statements and schedules are filed as part of this Annual Report.

(ii) All other financial statement schedules are omitted because the required information is not applicable, or because the information required is included in the consolidated financial statements and notes thereto.

(3) Exhibits:

The exhibits listed on the accompanying Exhibit Index are filed or incorporated by reference as part of this Annual Report and such Exhibit Index is incorporated herein by reference. Exhibits 10.25 through 10.43 and 10.46 through 10.60 listed on the accompanying Exhibit Index identify management contracts or compensatory plans or arrangements required to be filed as exhibits to this Annual Report, and such listing is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TIME WARNER CABLE INC.

By:	/s/ Glenn A. Britt
Name:     Glenn A. Britt

Title:	Chairman and Chief Executive Officer

Dated: February 18, 2011

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Glenn A. Britt Glenn A. Britt	Chairman and Chief Executive Officer (principal executive officer)	February 18, 2011

/s/ Robert D. Marcus Robert D. Marcus	President and Chief Operating Officer; Acting Chief Financial Officer (principal financial officer)	February 18, 2011

/s/ William F. Osbourn, Jr. William F. Osbourn, Jr.	Senior Vice President and Controller (principal accounting officer)	February 18, 2011

/s/ Carole Black Carole Black	Director	February 18, 2011

/s/ Thomas H. Castro Thomas H. Castro	Director	February 18, 2011

/s/ David C. Chang David C. Chang	Director	February 18, 2011

/s/ James E. Copeland, Jr. James E. Copeland, Jr.	Director	February 18, 2011

/s/ Peter R. Haje Peter R. Haje	Director	February 18, 2011

/s/ Donna A. James Donna A. James	Director	February 18, 2011

/s/ Don Logan Don Logan	Director	February 18, 2011

/s/ N.J. Nicholas, Jr. N.J. Nicholas, Jr.	Director	February 18, 2011

/s/ Wayne H. Pace Wayne H. Pace	Director	February 18, 2011

/s/ Edward D. Shirley Edward D. Shirley	Director	February 18, 2011

/s/ John E. Sununu John E. Sununu	Director	February 18, 2011

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
MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS
OF OPERATIONS AND FINANCIAL CONDITION

INTRODUCTION

Management’s discussion and analysis of results of operations and financial condition (“MD&A”) is a supplement to the accompanying consolidated financial statements and provides additional information on Time Warner Cable Inc.’s (together with its subsidiaries, “TWC” or the “Company”) business, current developments, financial condition, cash flows and results of operations. MD&A is organized as follows:

•	Overview. This section provides a general description of TWC’s business, as well as recent developments the Company believes are important in understanding the results of operations and financial condition or in understanding anticipated future trends.

•	Financial statement presentation. This section provides a summary of how the Company’s operations are presented in the accompanying consolidated financial statements.

•	Results of operations. This section provides an analysis of the Company’s results of operations for the three years ended December 31, 2010.

•	Financial condition and liquidity. This section provides an analysis of the Company’s cash flows for the three years ended December 31, 2010, as well as a discussion of the Company’s outstanding debt and commitments that existed as of December 31, 2010. Also included is a discussion of the amount of financial capacity available to fund the Company’s future commitments, as well as a discussion of other financing arrangements.

•	Market risk management. This section discusses how the Company monitors and manages exposure to potential gains and losses arising from changes in market rates and prices, such as interest rates.

•	Critical accounting policies and estimates. This section discusses accounting policies and estimates that require the use of assumptions that were uncertain at the time the estimate was made and that could have a material effect on the Company’s consolidated results of operations or financial condition if there were changes in the estimate or if a different estimate was made. The Company’s significant accounting policies, including those considered to be critical accounting policies and estimates, are summarized in Note 3 to the accompanying consolidated financial statements.

•	Caution concerning forward-looking statements. This section provides a description of the use of forward-looking information appearing in this report, including in MD&A and the consolidated financial statements. Such information is based on management’s current expectations about future events, which are susceptible to uncertainty and changes in circumstances. Refer to Item 1A, “Risk Factors,” in Part I of this report for a discussion of the risk factors applicable to the Company.

OVERVIEW

TWC is the second-largest cable operator in the U.S., with technologically advanced, well-clustered systems located mainly in five geographic areas – New York State (including New York City), the Carolinas, Ohio, Southern California (including Los Angeles) and Texas. As of December 31, 2010, TWC served approximately 14.5 million residential and commercial customers who subscribed to one or more of its three primary subscription services – video, high-speed data and voice – totaling approximately 26.7 million primary service units.

TWC offers video, high-speed data and voice services over its broadband cable systems to residential and commercial customers. TWC markets its services separately and in “bundled” packages of multiple services and features. As of December 31, 2010, 59.0% of TWC’s residential and commercial customers subscribed to two or more of its primary services, including 25.4% of its customers who subscribed to all three primary services. During 2010, TWC generated approximately $18.0 billion of subscription revenues. TWC also sells advertising to a variety of national, regional and local advertising customers, resulting in advertising revenues of $881 million during 2010.

TIME WARNER CABLE INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS
OF OPERATIONS AND FINANCIAL CONDITION—(Continued)

Video generates the largest share of TWC’s revenues and, as of December 31, 2010, TWC had approximately 12.3 million residential video subscribers and 165,000 commercial video subscribers. Of the Company’s video subscribers, as of December 31, 2010, 72.1% received digital video signals. As of December 31, 2010, TWC had approximately 9.5 million residential high-speed data subscribers and 334,000 commercial high-speed data subscribers. TWC’s commercial high-speed data services include high-speed data, networking and transport services. As of December 31, 2010, TWC had approximately 4.4 million residential Digital Phone subscribers and 111,000 commercial Digital Phone subscribers.

TWC believes it will continue to increase video, high-speed data and Digital Phone revenues for the foreseeable future through the offering of incremental video services (e.g., digital video recorder (“DVR”) service and additional programming tiers), video equipment rentals, price increases and growth in high-speed data and Digital Phone subscribers. However, future growth rates will depend on subscriber and penetration levels, regulation, pricing and the rate of wireless substitution of wireline high-speed data and Digital Phone services, as well as the state of the economy and competition.

TWC’s business is affected by the economic environment and, in particular, trends in new home formation, housing vacancy rates, unemployment rates and consumer spending levels. The Company believes that the challenging economic environment since 2008 has negatively affected its financial and subscriber growth.

TWC faces intense competition for customers from a variety of alternative communications, information and entertainment delivery sources. TWC competes with incumbent local telephone companies, including AT&T Inc. and Verizon Communications Inc., across each of its primary services. Some of these telephone companies offer a broad range of services with features and functions comparable to those provided by TWC and in bundles similar to those offered by TWC, sometimes including wireless service. Each of TWC’s services also faces competition from other companies that provide services on a stand-alone basis. TWC’s video service faces competition from direct broadcast satellite services, and increasingly from companies that deliver content to consumers over the Internet. TWC’s high-speed data service faces competition from wireless data providers, and competition in voice service is increasing as more homes in the U.S. are replacing their wireline telephone service with wireless service or “over-the-top” phone service. Additionally, technological advances and product innovations have increased and will likely continue to increase the number of alternatives available to TWC’s customers and potential customers, further intensifying competition. The Company believes the more competitive environment has negatively affected the growth of primary service units and average monthly subscription revenues per primary service unit.

In 2010, video programming costs and employee costs represented 35.1% and 32.2%, respectively, of the Company’s total operating expenses. Video programming costs are expected to continue to increase, reflecting rate increases on existing programming services, costs associated with retransmission consent agreements, growth in video subscribers taking tiers of service with more channels and the expansion of service offerings (e.g., new network channels). TWC expects that its video programming costs as a percentage of video revenues will continue to increase as the rate of growth in programming costs outpace the rate of growth in video revenues. Additionally, the more competitive environment discussed above may increase TWC’s cost to obtain certain video programming. Employee costs are also expected to continue to increase as a result of many factors, including higher employee medical and compensation expenses and the Company’s investment in its commercial services and other areas of growth.

TWC continues to introduce innovative new services to its customers. In the fourth quarter of 2009, TWC began offering a wireless mobile broadband Internet access service in several cities, and, as of December 31, 2010, the Company had 13,000 wireless mobile broadband subscribers. During 2011, the Company expects to invest in other new services, such as an advanced home security service. The Company incurred start up losses of approximately $50 million during 2010 related to wireless mobile broadband Internet access service and expects to incur start up losses of approximately $75 million during 2011 in connection with the continued deployment of wireless mobile broadband Internet access service and its investments in advanced home security service and other new services.

TIME WARNER CABLE INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS
OF OPERATIONS AND FINANCIAL CONDITION—(Continued)

Consistent with the Company’s overall balance sheet management strategy, in March 2010, TWC began paying a quarterly cash dividend of $0.40 per share of TWC common stock to TWC stockholders, which totaled $576 million during 2010. On January 26, 2011, TWC’s Board of Directors declared an increased quarterly cash dividend of $0.48 per share of TWC common stock. In addition to paying the quarterly dividend, on October 29, 2010, TWC’s Board of Directors authorized a $4.0 billion common stock repurchase program (the “Stock Repurchase Program”). Purchases under the Stock Repurchase Program may be made from time to time on the open market and in privately negotiated transactions. The size and timing of the Company’s purchases under the Stock Repurchase Program are based on a number of factors, including price and business and market conditions. From the program’s inception through December 31, 2010, the Company repurchased 8.0 million shares of TWC common stock for $515 million, including 0.6 million shares repurchased for $43 million that settled in January 2011. From the program’s inception through February 15, 2011, the Company repurchased 13.9 million shares of TWC common stock for $916 million.

Recent Developments

NaviSite Acquisition

On February 1, 2011, TWC entered into an agreement to acquire NaviSite, Inc. (“NaviSite”) for $5.50 per share of NaviSite common stock in cash, or a total equity value of approximately $230 million. As of February 1, 2011, NaviSite had approximately $50 million of debt and approximately $35 million of preferred equity. NaviSite, which provides enterprise-class hosting, managed application, messaging and cloud services, had revenues of $126 million for its fiscal year ended July 31, 2010. NaviSite common stock is listed on the NASDAQ Capital Market. The transaction, which is subject to NaviSite stockholder approval, certain regulatory approvals and customary closing conditions, is expected to close in the second quarter of 2011. On February 8, 2011, a lawsuit was filed on behalf of a purported class of NaviSite stockholders against NaviSite, certain of its officers and directors and TWC alleging breaches of fiduciary duty and that the consideration to be paid in connection with the transaction is inadequate. The lawsuit seeks to enjoin the transaction and monetary damages. The Company intends to defend against this lawsuit vigorously.

2010 Bond Offering and $4.0 Billion Revolving Credit Facility

On November 15, 2010, the Company issued $1.9 billion in aggregate principal amount of senior unsecured notes and debentures under a shelf registration statement on Form S-3 in a public offering (the “2010 Bond Offering”). The 2010 Bond Offering consisted of $700 million principal amount of 4.125% notes due 2021 and $1.2 billion principal amount of 5.875% debentures due 2040. TWC’s obligations under the debt securities issued in the 2010 Bond Offering are guaranteed by its subsidiaries, Time Warner Entertainment Company, L.P. (“TWE”) and TW NY Cable Holding Inc. (“TW NY”). The Company used a portion of the net proceeds from the 2010 Bond Offering for general corporate purposes, including the repurchase of its common stock under the Stock Repurchase Program. See Note 9 to the accompanying consolidated financial statements for further details regarding the notes and debentures issued in the 2010 Bond Offering.

On November 3, 2010, the Company entered into a credit agreement for a $4.0 billion senior unsecured three-year revolving credit facility maturing in November 2013 (the “$4.0 billion Revolving Credit Facility”), and the Company’s $5.875 billion senior unsecured five-year revolving credit facility (the “$5.875 billion Revolving Credit Facility”), scheduled to mature in February 2011, was terminated. The Company’s obligations under the $4.0 billion Revolving Credit Facility are guaranteed by TWE and TW NY. Borrowings under the $4.0 billion Revolving Credit Facility bear interest at a rate based on the credit rating of TWC, which rate was LIBOR plus 1.25% per annum at December 31, 2010. In addition, TWC is required to pay a facility fee on the aggregate commitments under the $4.0 billion Revolving Credit Facility at a rate determined by the credit rating of TWC, which rate was 0.25% per annum at December 31, 2010. TWC may also incur an additional usage fee of 0.25% per annum on the outstanding loans and other extensions of credit under the $4.0 billion Revolving Credit Facility if and when such amounts exceed 25% of the aggregate commitments thereunder. The $4.0 billion Revolving Credit Facility provides same-day funding capability, and a portion of the aggregate commitments, not to exceed $500 million at any time, may be used for the issuance of letters of credit.

TIME WARNER CABLE INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS
OF OPERATIONS AND FINANCIAL CONDITION—(Continued)

The $4.0 billion Revolving Credit Facility contains conditions, covenants, representations and warranties and events of default (with customary grace periods, as applicable) substantially similar to the conditions, covenants, representations and warranties and events of default that were contained in the Company’s $5.875 billion Revolving Credit Facility, including a maximum leverage ratio covenant of 5.0 times TWC’s consolidated EBITDA. The terms and related financial metrics associated with the leverage ratio are defined in the agreement. The $4.0 billion Revolving Credit Facility does not contain any: credit ratings-based defaults or covenants; ongoing covenants or representations specifically relating to a material adverse change in TWC’s financial condition or results of operations; or borrowing restrictions due to material adverse changes in the Company’s business or market disruption. Borrowings under the $4.0 billion Revolving Credit Facility may be used for general corporate purposes, and unused credit is available to support borrowings under the Company’s unsecured commercial paper program, which was reduced from $6.0 billion to $4.0 billion in connection with the entry into the $4.0 billion Revolving Credit Facility.

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

High-speed data revenues primarily include residential and commercial subscriber fees for the Company’s high-speed data and wireless mobile broadband services, along with related high-speed data home networking fees and installation charges. High-speed data revenues also include fees paid to TWC by (a) the Advance/Newhouse Partnership for the ability to distribute TWC’s Road Runner® high-speed data service (“Road Runner”) and TWC’s management of certain functions for the Advance/Newhouse Partnership, including, among others, programming and engineering, and (b) other distributors of TWC’s Road Runner high-speed data service, which together totaled $131 million, $127 million and $139 million in 2010, 2009 and 2008, respectively. In addition, high-speed data revenues include fees received from third-party internet service providers (e.g., Earthlink) whose on-line services are provided to some of TWC’s customers. Commercial high-speed data revenues include amounts generated by the sale of commercial networking and transport services. These services include point-to-point transport services offered to wireless telephone providers (i.e., cell tower backhaul), Internet service providers and competitive carriers on a wholesale basis, as well as Metro Ethernet service.

Voice revenues include subscriber fees from residential and commercial Digital Phone subscribers, along with related installation charges.

Advertising revenues include the fees charged to local, regional and national advertising customers for advertising placed on the Company’s video and high-speed data services, as well as revenues from advertising inventory sold on behalf of other video service providers. Nearly all Advertising revenues are derived from advertising placed on video services.

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

TIME WARNER CABLE INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS
OF OPERATIONS AND FINANCIAL CONDITION—(Continued)

Basis of Presentation

Separation from Time Warner

On March 12, 2009, TWC completed its separation (the “Separation”) from Time Warner Inc. (“Time Warner”), which, prior to the Separation, owned approximately 84% of the common stock of TWC (representing a 90.6% voting interest) and a 12.43% non-voting common stock interest in TW NY. As a result of the Separation, Time Warner no longer has an ownership interest in TWC or TW NY. Refer to Note 5 for additional information regarding the Separation.

Reclassifications

Certain reclassifications have been made to the prior years’ financial information to conform to the current year presentation.

Recent Accounting Standards

See Note 2 to the accompanying consolidated financial statements for accounting standards adopted in 2010 and recently issued accounting standards not yet adopted.

RESULTS OF OPERATIONS

2010 vs. 2009

The following discussion provides an analysis of the Company’s results of operations and should be read in conjunction with the accompanying consolidated financial statements and notes thereto.

Revenues. Revenues by major category were as follows (in millions):

	Year Ended December 31,
	2010	2009	% Change

Subscription:
Video	$10,995	$10,760	2.2%
High-speed data	4,960	4,520	9.7%
Voice	2,032	1,886	7.7%

Total Subscription	17,987	17,166	4.8%
Advertising	881	702	25.5%

Total	$18,868	$17,868	5.6%

TIME WARNER CABLE INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS
OF OPERATIONS AND FINANCIAL CONDITION—(Continued)

Selected subscriber-related statistics were as follows (in thousands):

	December 31,
	2010	2009	% Change

Residential video(a)(b)	12,257	12,699	(3.5%)
Commercial video(b)	165	160	3.1%
Residential high-speed data(c)(d)	9,469	8,994	5.3%
Commercial high-speed data(a)(c)(d)	334	295	13.2%
Residential Digital Phone(d)(e)	4,385	4,153	5.6%
Commercial Digital Phone(a)(d)(e)	111	67	65.7%
Primary service units(a)(f)	26,721	26,368	1.3%
Customer relationships(a)(g)	14,496	14,572	(0.5%)
Double play(a)(h)	4,866	4,900	(0.7%)
Triple play(a)(i)	3,680	3,448	6.7%

(a)	During the second and fourth quarters of 2010, the Company recorded adjustments that, in total, (a) increased certain subscriber numbers, as follows: residential video subscribers, 12,000; primary service units, 9,000; customer relationships, 60,000; and triple play subscribers, 5,000; and (b) decreased certain subscriber numbers, as follows: commercial high-speed data subscribers, 1,000; commercial Digital Phone subscribers, 2,000; and double play subscribers, 63,000. These net adjustments are reflected in the Company’s subscriber numbers as of December 31, 2010; however, they are not reflected in net additions (declines) for the year ended December 31, 2010.
(b)	Video subscriber numbers reflect billable subscribers who receive at least the BST video programming tier. The determination of whether a video subscriber is categorized as residential or commercial is based on the type of subscriber receiving the service.
(c)	High-speed data subscriber numbers reflect billable subscribers who receive TWC’s Road Runner high-speed data service or any of the other high-speed data services offered by TWC.
(d)	The determination of whether a high-speed data or Digital Phone subscriber is categorized as commercial or residential is generally based upon the type of service provided to that subscriber. For example, if TWC provides a commercial service, the subscriber is classified as commercial.
(e)	Digital Phone subscriber numbers reflect billable subscribers who receive an IP-based telephony service.
(f)	Primary service unit numbers represent the total of all video, high-speed data and voice subscribers.
(g)	Customer relationships represent the number of subscribers who receive at least one of the Company’s primary services. For example, a subscriber who purchases only high-speed data service and no video service will count as one customer relationship, and a subscriber who purchases both video and high-speed data services will also count as only one customer relationship.
(h)	Double play subscriber numbers reflect customers who subscribe to two of the Company’s primary services.
(i)	Triple play subscriber numbers reflect customers who subscribe to all three of the Company’s primary services.

Total Subscription revenues increased 4.8% as a result of increases in residential and commercial video, high-speed data and voice revenues. Residential and commercial subscription revenues were as follows (in millions):

	Residential			Commercial
	Year Ended December 31,			Year Ended December 31,
	2010	2009	% Change	2010	2009	% Change

Subscription:
Video	$10,727	$10,508	2.1%	$268	$252	6.3%
High-speed data	4,247	3,927	8.1%	713	593	20.2%
Voice	1,905	1,816	4.9%	127	70	81.4%

Total Subscription	$16,879	$16,251	3.9%	$1,108	$915	21.1%

TIME WARNER CABLE INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS
OF OPERATIONS AND FINANCIAL CONDITION—(Continued)

The increase in video revenues was primarily due to increases in average revenues per subscriber (due to price increases, improved subscriber mix and increased DVR service revenues), partially offset by a decrease in residential video subscribers. The major components of video revenues were as follows (in millions):

	Year Ended December 31,
	2010	2009	% Change

Programming tiers(a)	$7,227	$7,188	0.5%
Premium channels	865	875	(1.1%)
Transactional video-on-demand	366	367	(0.3%)
Video equipment rental and installation charges	1,308	1,195	9.5%
DVR service	582	510	14.1%
Franchise and other fees(b)	493	476	3.6%
Other	154	149	3.4%

Total	$10,995	$10,760	2.2%

(a)	Programming tier revenues include subscriber fees for the BST, CPST and DBT video programming tiers, as well as genre-based programming tiers, such as movie, sports and Spanish-language tiers.
(b)	Franchise and other fees include fees collected on behalf of franchising authorities and the FCC.

High-speed data revenues increased primarily due to growth in residential and commercial high-speed data subscribers and, to a lesser extent, increases in average revenues per subscriber (due to both price increases and improved subscriber mix) and other commercial service revenues (e.g., cell tower backhaul and Metro Ethernet revenues).

The increase in voice revenues was due to growth in residential and commercial Digital Phone subscribers, partially offset by a decrease in average revenues per subscriber.

Average monthly subscription revenues (which includes residential and commercial video, high-speed data and voice revenues) per unit were as follows:

	Year Ended December 31,
	2010	2009	% Change

Average monthly subscription revenues per:
Customer relationship(a)	$103.22	$97.83	5.5%
Primary service unit(a)	56.29	54.85	2.6%

(a)	As discussed above, during the second and fourth quarters of 2010, the Company recorded adjustments that impacted the average customer relationship and primary service unit subscriber numbers used to calculate average monthly subscription revenues per customer relationship and primary service unit for the year ended December 31, 2010.

Advertising revenues increased primarily due to higher revenues from regional, local and, to a lesser extent, national businesses. Advertising revenues also increased as a result of growth in political advertising revenues, which totaled $74 million and $20 million in 2010 and 2009, respectively. The Company expects that advertising revenues will increase in 2011 compared to 2010 as a result of higher revenues from regional, local and national businesses and growth in revenues from advertising inventory sold on behalf of other video service providers, partially offset by a significant decrease in political advertising revenues.

TIME WARNER CABLE INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS
OF OPERATIONS AND FINANCIAL CONDITION—(Continued)

Costs of revenues.  The major components of costs of revenues were as follows (in millions, except per subscriber data):

	Year Ended December 31,
	2010	2009	% Change

Video programming	$4,213	$3,998	5.4%
Employee(a)	2,600	2,594	0.2%
High-speed data	136	132	3.0%
Voice	669	633	5.7%
Video franchise and other fees(b)	493	476	3.6%
Other direct operating costs(a)	830	722	15.0%

Total	$8,941	$8,555	4.5%

Costs of revenues as a percentage of revenues	47.4%	47.9%

Average monthly video programming costs per video subscriber	$27.70	$25.60	8.2%

(a)	Employee and other direct operating costs include costs directly associated with the delivery of the Company’s video, high-speed data and voice services to subscribers and the maintenance of the Company’s delivery systems.
(b)	Video franchise and other fees include fees collected on behalf of franchising authorities and the FCC.

Costs of revenues increased 4.5% primarily related to increases in video programming, voice and other direct operating costs.

The increase in video programming costs was primarily due to contractual rate increases and incremental costs associated with retransmission of certain local broadcast stations, partially offset by a decline in video subscribers. Additionally, video programming costs in 2010 and 2009 were reduced by approximately $25 million and $5 million, respectively, due to changes in cost estimates for programming services carried without a contract, reversals of previously accrued programming audit reserves and certain contract settlements. The Company expects the rate of growth in total video programming costs in 2011 to be comparable to that of 2010.

Employee costs increased slightly primarily as a result of higher costs associated with commercial service-related employees, partially offset by a decline in residential service-related employee costs, primarily resulting from decreased activity, and a decrease in pension expense.

Voice costs consist of the direct costs associated with the delivery of voice services, including network connectivity costs. Voice costs for 2010 increased primarily due to growth in Digital Phone subscribers. In the fourth quarter of 2010, the Company began replacing Sprint Nextel Corporation (“Sprint”) as the provider of Digital Phone transport, switching and interconnection services, a process that is expected to continue through the first quarter of 2014. As a result, the Company expects average voice costs per voice subscriber to decrease in 2011 compared to 2010.

Other direct operating costs increased as a result of increases in a number of categories, including costs associated with advertising inventory sold on behalf of other video service providers, wireless mobile broadband service costs, computer software and maintenance costs and fuel expense.

Also, during the fourth quarter of 2010, the Company reclassified as other direct operating costs approximately $20 million that was previously recorded as depreciation expense. Approximately $15 million of this amount relates to prior quarters in 2010. The Company has not made the comparable reclassification to prior year amounts and management does not believe this reclassification is material to the current year or prior year results.

TIME WARNER CABLE INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS
OF OPERATIONS AND FINANCIAL CONDITION—(Continued)

Selling, general and administrative expenses. The components of selling, general and administrative expenses were as follows (in millions):

	Year Ended December 31,
	2010	2009	% Change

Employee	$1,262	$1,153	9.5%
Marketing	629	563	11.7%
Bad debt(a)	114	143	(20.3%)
Separation-related “make-up” equity award costs(b)	5	9	(44.4%)
Other	1,047	962	8.8%

Total	$3,057	$2,830	8.0%

(a)	Bad debt expense includes amounts charged to expense associated with the Company’s allowance for doubtful accounts and collection expenses, net of late fees billed to subscribers. Late fees billed to subscribers were $140 million and $118 million in 2010 and 2009, respectively.
(b)	As a result of the Separation, pursuant to their terms, Time Warner equity awards held by TWC employees were forfeited and/or experienced a reduction in value as of the date of the Separation. Amounts represent the costs associated with TWC stock options and restricted stock units granted to TWC employees during the second quarter of 2009 to offset these forfeitures and/or reduced values (“Separation-related ‘make-up’ equity award costs”).

Selling, general and administrative expenses increased primarily as a result of increases in employee costs (primarily due to higher headcount and compensation, as well as $12 million of executive severance costs in the fourth quarter of 2010), marketing expense and consulting and professional fees, partially offset by a decrease in bad debt expense primarily due to improvements in collection efforts during 2010. Bad debt expense for the fourth quarter of 2010 increased compared to 2009 as the fourth quarter of 2009 included a benefit from the reduction in the allowance for doubtful accounts to reflect the quality of residential receivables as of the end of 2009, which benefited both the fourth quarter and full year 2009. Additionally, casualty insurance expense in 2009 included a benefit of approximately $11 million due to changes in estimates of previously established casualty insurance accruals.

Restructuring costs. The results for 2010 and 2009 include restructuring costs of $52 million and $81 million, respectively, primarily related to headcount reductions of approximately 900 and 1,300 in 2010 and 2009, respectively, and other exit costs, including the termination of a facility lease that occurred during the second quarter of 2010. The Company expects to incur additional restructuring costs during 2011.

Reconciliation of OIBDA to Operating Income. The following table reconciles OIBDA to Operating Income. In addition, the table provides the components from Operating Income to net income attributable to TWC shareholders for purposes of the discussions that follow (in millions):

	Year Ended December 31,
	2010	2009	% Change

OIBDA	$6,818	$6,402	6.5%
Depreciation	(2,961)	(2,836)	4.4%
Amortization	(168)	(249)	(32.5%)

Operating Income	3,689	3,317	11.2%
Interest expense, net	(1,394)	(1,319)	5.7%
Other expense, net	(99)	(86)	15.1%

Income before income taxes	2,196	1,912	14.9%
Income tax provision	(883)	(820)	7.7%

Net income	1,313	1,092	20.2%
Less: Net income attributable to noncontrolling interests	(5)	(22)	(77.3%)

Net income attributable to TWC shareholders	$1,308	$1,070	22.2%

TIME WARNER CABLE INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS
OF OPERATIONS AND FINANCIAL CONDITION—(Continued)

OIBDA. OIBDA increased principally as a result of revenue growth, partially offset by higher costs of revenues and selling, general and administrative expenses, as discussed above.

Depreciation. The increase in depreciation expense was primarily associated with continued investments in customer premise equipment, scalable infrastructure and line extensions occurring during or subsequent to 2009. As discussed above, depreciation expense in 2010 benefited from a fourth-quarter 2010 reclassification of approximately $20 million.

Amortization. The decrease in amortization expense in 2010 was primarily due to approximately $880 million of customer relationships acquired in the July 31, 2006 transactions with Adelphia Communications Corporation and Comcast Corporation (the “Adelphia/Comcast Transactions”) that were fully amortized as of July 31, 2010. Amortization expense in 2009 included a benefit of approximately $13 million recorded to reduce excess amortization recorded in prior years.

As of December 31, 2010, approximately $70 million of customer relationships that the Company acquired as a result of the 2007 dissolution of Texas and Kansas City Cable Partners, L.P. (“TKCCP”) were fully amortized. Based on the remaining carrying value of intangible assets subject to amortization as of December 31, 2010, amortization expense is expected to be approximately $24 million in 2011.

Operating Income. Operating Income increased primarily due to the increase in OIBDA and the decrease in amortization expense, partially offset by the increase in depreciation expense, as discussed above.

Interest expense, net. Interest expense, net, increased primarily due to higher average debt outstanding during 2010 as compared to 2009. Interest expense, net, for 2009 included $13 million of debt issuance costs primarily related to upfront loan fees on a 364-day senior unsecured term loan facility entered into in 2008 in connection with the Separation (the “2008 Bridge Facility”), which were recognized as expense when the facility was repaid and terminated following the Company’s public debt issuance in March 2009.

Other expense, net. Other expense, net, detail is shown in the table below (in millions):

	Year Ended December 31,
	2010	2009

Direct transaction costs related to the Separation(a)	$—	$(28)
Loss from equity investments, net(b)	(110)	(49)
Investment in The Reserve Fund’s Primary Fund	1	(5)
Other investment gains(c)	—	15
Gain (loss) on equity award reimbursement obligation to Time Warner(d)	5	(21)
Other	5	2

Other expense, net	$(99)	$(86)

(a)	Amount primarily consists of legal and professional fees.
(b)	The increase in loss from equity investments, net, in 2010 was primarily due to an increase in losses incurred by Clearwire Communications LLC.
(c)	2009 amount includes a $12 million gain due to a post-closing adjustment associated with the 2007 dissolution of TKCCP.
(d)	See Note 11 to the accompanying consolidated financial statements for a discussion of the Company’s accounting for its equity award reimbursement obligation to Time Warner.

Income tax provision.  In 2010 and 2009, the Company recorded income tax provisions of $883 million and $820 million, respectively. The effective tax rates were 40.2% and 42.9% for 2010 and 2009, respectively.

The income tax provision and the effective tax rate for 2009 were impacted by the passage of the California state budget during the first quarter of 2009 that, in part, changed the methodology of income tax apportionment in California. This tax law change resulted in an increase in state deferred tax liabilities and a corresponding noncash tax provision of $38 million, which was recorded in the first quarter of 2009. On October 19, 2010, legislation was enacted in California that reversed the changes in methodology of California income tax apportionment included in the 2009 California state

TIME WARNER CABLE INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS
OF OPERATIONS AND FINANCIAL CONDITION—(Continued)

budget, which resulted in a decrease in the Company’s state deferred tax liabilities and a corresponding noncash tax benefit of $40 million, which was recorded in the fourth quarter of 2010.

The income tax provision and the effective tax rates for 2010 also benefited from an adjustment of $29 million to the Company’s valuation allowance for deferred tax assets associated with an equity-method investment.

The income tax provision and the effective tax rate for 2010 were also impacted by a net noncash charge of $68 million related to the reversal of previously recognized deferred income tax benefits primarily as a result of the expiration, on March 12, 2010, of vested Time Warner stock options held by TWC employees. As a result of the Separation on March 12, 2009, TWC employees who held stock options under Time Warner equity plans were treated as if their employment with Time Warner had been terminated without cause at the time of the Separation. In most cases, this treatment resulted in shortened exercise periods, generally one year from the date of Separation, for vested Time Warner stock options held by TWC employees.

Vested Time Warner stock options held primarily by certain retirement-eligible TWC employees (pursuant to the terms of the award agreements) have exercise periods of up to five years from the date of the Separation. As such, the Company estimates that it may incur additional noncash income tax expense of up to approximately $90 million through March 2014 upon the exercise or expiration of these stock options. Up to approximately $50 million of such expense is expected to be incurred in the first quarter of 2011 and may be partially reduced during 2011 as TWC equity awards vest and are exercised. These estimates and the timing of such charges are dependent on a number of variables related to TWC and Time Warner equity awards, including the respective stock prices and the timing of the exercise or expiration of stock options and restricted stock units.

Absent the impacts of the California tax law changes, valuation allowance adjustment and the reversal of previously recognized deferred income tax benefits primarily resulting from the expiration of vested Time Warner stock options, the effective tax rates would have been 40.3% and 40.9% for 2010 and 2009, respectively.

Net income attributable to noncontrolling interests. Net income attributable to noncontrolling interests decreased principally due to changes in the ownership structure of the Company that occurred during the first quarter of 2009 in connection with the Separation.

Net income attributable to TWC shareholders and net income per common share attributable to TWC common shareholders. Net income attributable to TWC shareholders and net income per common share attributable to TWC common shareholders were as follows for 2010 and 2009 (in millions, except per share data):

	Year Ended December 31,
	2010	2009	% Change

Net income attributable to TWC shareholders	$1,308	$1,070	22.2%

Net income per common share attributable to TWC common shareholders:
Basic	$3.67	$3.07	19.5%

Diluted	$3.64	$3.05	19.3%

Net income attributable to TWC shareholders and net income per common share attributable to TWC common shareholders increased primarily due to an increase in Operating Income, which was partially offset by increases in income tax provision and interest expense, net, each as discussed above.

TIME WARNER CABLE INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS
OF OPERATIONS AND FINANCIAL CONDITION—(Continued)

2009 vs. 2008

The following discussion provides an analysis of the Company’s results of operations and should be read in conjunction with the accompanying consolidated financial statements and notes thereto.

Revenues. Revenues by major category were as follows (in millions):

	Year Ended December 31,
	2009	2008	% Change

Subscription:
Video	$10,760	$10,524	2.2%
High-speed data	4,520	4,159	8.7%
Voice	1,886	1,619	16.5%

Total Subscription	17,166	16,302	5.3%
Advertising	702	898	(21.8%)

Total	$17,868	$17,200	3.9%

Selected subscriber-related statistics were as follows (in thousands):

	December 31,
	2009	2008	% Change

Video(a)	12,859	13,069	(1.6%)
Residential high-speed data(b)(c)	8,994	8,444	6.5%
Commercial high-speed data(b)(c)(d)	295	283	4.2%
Residential Digital Phone(c)(e)	4,153	3,747	10.8%
Commercial Digital Phone(c)(e)	67	30	123.3%
Primary service units(f)	26,368	25,573	3.1%
Customer relationships(g)	14,572	14,582	(0.1%)
Double play(h)	4,900	4,794	2.2%
Triple play(i)	3,448	3,099	11.3%

(a)	Video subscriber numbers reflect billable subscribers who receive at least the BST video programming tier.
(b)	High-speed data subscriber numbers reflect billable subscribers who receive TWC’s Road Runner high-speed data service or any of the other high-speed data services offered by TWC.
(c)	The determination of whether a high-speed data or Digital Phone subscriber is categorized as commercial or residential is generally based upon the type of service provided to that subscriber. For example, if TWC provides a commercial service, the subscriber is classified as commercial.
(d)	During 2009, the Company recorded an adjustment that reduced commercial high-speed data subscribers by 3,000 subscribers, which is reflected in the Company’s subscriber numbers as of December 31, 2009.
(e)	Digital Phone subscriber numbers reflect billable subscribers who receive an IP-based telephony service.
(f)	Primary service unit numbers represent the total of all video, high-speed data and voice subscribers.
(g)	Customer relationships represent the number of subscribers who receive at least one of the Company’s primary services. For example, a subscriber who purchases only high-speed data service and no video service will count as one customer relationship, and a subscriber who purchases both video and high-speed data services will also count as only one customer relationship.
(h)	Double play subscriber numbers reflect customers who subscribe to two of the Company’s primary services.
(i)	Triple play subscriber numbers reflect customers who subscribe to all three of the Company’s primary services.

TIME WARNER CABLE INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS
OF OPERATIONS AND FINANCIAL CONDITION—(Continued)

Total Subscription revenues increased 5.3% as a result of increases in residential and commercial video, high-speed data and voice revenues. Residential and commercial subscription revenues were as follows (in millions):

	Residential			Commercial
	Year Ended December 31,			Year Ended December 31,
	2009	2008	% Change	2009	2008	% Change

Subscription:
Video	$10,508	$10,285	2.2%	$252	$239	5.4%
High-speed data	3,927	3,633	8.1%	593	526	12.7%
Voice	1,816	1,591	14.1%	70	28	150.0%

Total Subscription	$16,251	$15,509	4.8%	$915	$793	15.4%

The increase in video revenues was primarily due to an increase in revenues from digital video recorder service, video price increases and the continued growth of video subscribers, which were partially offset by a decrease in video subscribers (resulting, in part, from the December 2008 sale of certain non-core cable systems serving 78,000 video subscribers) and a decline in premium channel subscribers and transactional video-on-demand revenues. Additional information regarding the major components of video revenues was as follows (in millions):

	Year Ended December 31,
	2009	2008	% Change

Programming tiers(a)	$7,188	$7,095	1.3%
Premium channels	875	913	(4.2%)
Transactional video-on-demand	367	399	(8.0%)
Video equipment rental and installation charges	1,195	1,112	7.5%
DVR service	510	403	26.6%
Franchise and other fees(b)	476	459	3.7%
Other	149	143	4.2%

Total	$10,760	$10,524	2.2%

(a)	Programming tier revenues include subscriber fees for the BST, CPST and DBT video programming tiers, as well as genre-based programming tiers, such as movie, sports and Spanish-language tiers.
(b)	Franchise and other fees include fees collected on behalf of franchising authorities and the FCC.

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

Advertising revenues decreased due to a decline in revenues from national, regional and local businesses and political advertising revenues.

TIME WARNER CABLE INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS
OF OPERATIONS AND FINANCIAL CONDITION—(Continued)

Costs of revenues. The major components of costs of revenues were as follows (in millions, except per subscriber data):

	Year Ended December 31,
	2009	2008	% Change

Video programming	$3,998	$3,753	6.5%
Employee(a)	2,594	2,511	3.3%
High-speed data	132	146	(9.6%)
Voice	633	552	14.7%
Video franchise and other fees(b)	476	459	3.7%
Other direct operating costs(a)	722	724	(0.3%)

Total	$8,555	$8,145	5.0%

Costs of revenues as a percentage of revenues	47.9%	47.4%

Average monthly video programming costs per video subscriber	$25.60	$23.60	8.5%

(a)	Employee and other direct operating costs include costs directly associated with the delivery of the Company’s video, high-speed data and voice services to subscribers and the maintenance of the Company’s delivery systems.
(b)	Video franchise and other fees include fees collected on behalf of franchising authorities and the FCC.

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

Selling, general and administrative expenses. The components of selling, general and administrative expenses were as follows (in millions):

	Year Ended December 31,
	2009	2008	% Change

Employee	$1,153	$1,146	0.6%
Marketing	563	569	(1.1%)
Bad debt(a)	143	181	(21.0%)
Separation-related “make-up” equity award costs(b)	9	—	NM
Other	962	958	0.4%

Total	$2,830	$2,854	(0.8%)

NM—Not meaningful.

(a)	Bad debt expense includes amounts charged to expense associated with the Company’s allowance for doubtful accounts and collection expenses, net of late fees billed to subscribers. Late fees billed to subscribers were $118 million and $106 million in 2009 and 2008, respectively.
(b)	As a result of the Separation, pursuant to their terms, Time Warner equity awards held by TWC employees were forfeited and/or experienced a reduction in value as of the date of the Separation. Amount represents the costs associated with TWC stock options and restricted stock units granted to TWC employees during the second quarter of 2009 to offset these forfeitures and/or reduced values.

Selling, general and administrative expenses decreased slightly primarily as a result of lower bad debt expense primarily due to improvement in collection efforts and a reduction in the allowance for doubtful accounts to reflect the quality of residential receivables as of the end of 2009. The decrease in bad debt expense benefited both the fourth quarter

TIME WARNER CABLE INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS
OF OPERATIONS AND FINANCIAL CONDITION—(Continued)

and full year 2009. Casualty insurance expense in 2009 and 2008 included benefits of approximately $11 million and $16 million, respectively, due to changes in estimates of previously established casualty insurance accruals. Employee costs in 2009 remained essentially flat as an increase in pension expense was primarily offset by a decrease in employee headcount.

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

Reconciliation of OIBDA to Operating Income (Loss). The following table reconciles OIBDA to Operating Income (Loss). In addition, the table provides the components from Operating Income (Loss) to net income (loss) attributable to TWC shareholders for purposes of the discussions that follow (in millions):

	Year Ended December 31,
	2009	2008	% Change

OIBDA	$6,402	$(8,694)	NM
Depreciation	(2,836)	(2,826)	0.4%
Amortization	(249)	(262)	(5.0%)

Operating Income (Loss)	3,317	(11,782)	NM
Interest expense, net	(1,319)	(923)	42.9%
Other expense, net	(86)	(367)	(76.6%)

Income (loss) before income taxes	1,912	(13,072)	NM
Income tax benefit (provision)	(820)	5,109	NM

Net income (loss)	1,092	(7,963)	NM
Less: Net (income) loss attributable to noncontrolling interests	(22)	619	NM

Net income (loss) attributable to TWC shareholders	$1,070	$(7,344)	NM

NM—Not meaningful.

OIBDA. As discussed above, in 2008, OIBDA was impacted by the impairment of cable franchise rights and the loss on sale of cable systems. Excluding these items, OIBDA increased principally as a result of revenue growth, partially offset by higher costs of revenues and restructuring costs, each as discussed above. Additionally, OIBDA in 2008 was negatively impacted by $14 million of costs resulting from the impact of Hurricane Ike on certain of the Company’s cable systems in southeast Texas and Ohio.

Depreciation expense. The slight increase in depreciation expense was primarily associated with continued purchases of customer premise equipment, scalable infrastructure and line extensions occurring during or subsequent to 2008, partially offset primarily by certain property, plant and equipment acquired in the Adelphia/Comcast Transactions that was fully depreciated as of July 31, 2008.

Amortization expense. Amortization expense in 2009 benefited from an approximate $13 million adjustment to reduce excess amortization recorded in prior years.

Operating Income (Loss). As discussed above, in 2008, Operating Loss was impacted by the impairment of cable franchise rights and the loss on sale of cable systems. Excluding these items, Operating Income increased primarily due to the increase in OIBDA, as discussed above.

TIME WARNER CABLE INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS
OF OPERATIONS AND FINANCIAL CONDITION—(Continued)

Interest expense, net. Interest expense, net, increased primarily due to higher average debt outstanding during 2009. Additionally, interest expense, net, for 2009 included $13 million of debt issuance costs primarily related to upfront loan fees on the 2008 Bridge Facility, which were recognized as expense when the facility was repaid and terminated following the Company’s public debt issuance in March 2009. Interest expense, net, for 2008 included $45 million of debt issuance costs primarily related to the portion of the upfront loan fees for the 2008 Bridge Facility that was recognized as expense due to the reduction of commitments under such facility as a result of the Company’s public debt issuances in June 2008 and November 2008 (the “2008 Bond Offerings”).

Other expense, net. Other expense, net, detail is shown in the table below (in millions):

	Year Ended December 31,
	2009	2008

Direct transaction costs related to the Separation(a)	$(28)	$(17)
Income (loss) from equity investments, net(b)	(49)	16
Investment in The Reserve Fund’s Primary Fund	(5)	—
Other investment gains (losses)(c)	15	(366)
Loss on equity award reimbursement obligation to Time Warner(d)	(21)	—
Other	2	—

Other expense, net	$(86)	$(367)

(a)	Amounts primarily consist of legal and professional fees.
(b)	The change in income (loss) from equity investments, net, for 2009 was primarily due to the impact of losses incurred during 2009 by Clearwire Communications LLC.
(c)	2008 amount consists of a $367 million impairment charge on the Company’s investment in Clearwire Communications LLC (an investment accounted for under the equity method of accounting) and an $8 million impairment charge on an investment, partially offset by a $9 million gain recorded on the sale of a cost-method investment. In 2009, the Company recovered a portion of the investment on which it recorded the $8 million impairment charge in 2008, resulting in a $3 million gain. Additionally, 2009 amount includes a $12 million gain due to a post-closing adjustment associated with the 2007 dissolution of TKCCP.
(d)	See Note 11 to the accompanying consolidated financial statements for a discussion of the Company’s accounting for its equity award reimbursement obligation to Time Warner.

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

Net (income) loss attributable to noncontrolling interests. Net loss attributable to noncontrolling interests in 2008 included the impacts of the impairment of cable franchise rights and the loss on sale of cable systems, as discussed above. Excluding these items, net income attributable to noncontrolling interests decreased principally due to the changes in the ownership structure of the Company that occurred during the first quarter of 2009 in connection with the Separation.

TIME WARNER CABLE INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS
OF OPERATIONS AND FINANCIAL CONDITION—(Continued)

Net income (loss) attributable to TWC shareholders and net income (loss) per common share attributable to TWC common shareholders. Net income (loss) attributable to TWC shareholders and net income (loss) per common share attributable to TWC common shareholders were as follows for 2009 and 2008 (in millions, except per share data):

	Year Ended December 31,
	2009	2008	% Change

Net income (loss) attributable to TWC shareholders	$1,070	$(7,344)	NM

Net income (loss) per common share attributable to TWC common shareholders:
Basic	$3.07	$(22.55)	NM

Diluted	$3.05	$(22.55)	NM

NM—Not meaningful.

As discussed above, in 2008, net loss attributable to TWC shareholders and net loss per common share attributable to TWC common shareholders were impacted by the impairment of cable franchise rights and the loss on sale of cable systems. Excluding these items, net income attributable to TWC shareholders and net income per common share attributable to TWC common shareholders increased primarily due to an increase in Operating Income and decreases in other expense, net, and net income attributable to noncontrolling interests, partially offset by increases in interest expense, net, and income tax provision, each as discussed above.

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

The Company generally invests its cash and equivalents in a combination of money market, government and treasury funds, as well as other similar instruments, in accordance with the Company’s investment policy of diversifying its investments and limiting the amount of its investments in a single entity or fund. As of December 31, 2010, nearly all of the Company’s cash and equivalents was invested in money market funds and certificates of deposit (“CD”), with no more than 15% invested in any one fund or CD.

TWC’s unused committed financial capacity was $6.891 billion as of December 31, 2010, reflecting $3.047 billion of cash and equivalents and $3.844 billion of available borrowing capacity under the Company’s $4.0 billion Revolving Credit Facility.

Current Financial Condition

As of December 31, 2010, the Company had $23.121 billion of debt, $3.047 billion of cash and equivalents (net debt of $20.074 billion, defined as total debt less cash and equivalents), $300 million of mandatorily redeemable non-voting Series A Preferred Equity Membership Units (the “TW NY Cable Preferred Membership Units”) issued by a subsidiary of TWC, Time Warner NY Cable LLC (“TW NY Cable”), and $9.210 billion of total TWC shareholders’ equity. As of December 31, 2009, the Company had $22.331 billion of debt, $1.048 billion of cash and equivalents (net debt of $21.283 billion), $300 million of TW NY Cable Preferred Membership Units and $8.685 billion of total TWC shareholders’ equity.

TIME WARNER CABLE INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS
OF OPERATIONS AND FINANCIAL CONDITION—(Continued)

The following table shows the significant items contributing to the change in net debt from December 31, 2009 to December 31, 2010 (in millions):

Balance as of December 31, 2009	$21,283
Cash provided by operating activities	(5,218)
Capital expenditures	2,930
Dividends paid	576
Increase in the fair value of debt subject to interest rate swap contracts(a)	188
Repurchases of common stock	472
Proceeds from exercise of stock options	(113)
All other, net	(44)

Balance as of December 31, 2010	$20,074

(a)	The increase in the fair value of debt subject to interest rate swap contracts is equal to the increase in the fair value of the underlying swaps, which are separately recorded as assets in the accompanying consolidated balance sheet. See Note 11 to the accompanying consolidated financial statements for a discussion of the Company’s accounting for its interest rate swap contracts.

In 2008, TWC filed a shelf registration statement on Form S-3 with the Securities and Exchange Commission (the “SEC”) that allows TWC to offer and sell from time to time senior and subordinated debt securities and debt warrants.

On October 29, 2010, TWC’s Board of Directors authorized the Stock Repurchase Program. From the program’s inception through February 15, 2011, the Company repurchased 13.9 million shares of TWC common stock for $916 million.

On January 26, 2011, TWC’s Board of Directors declared a quarterly cash dividend of $0.48 per share of TWC common stock, payable in cash on March 15, 2011 to stockholders of record at the close of business on February 28, 2011.

As discussed above, on February 1, 2011, TWC entered into an agreement to acquire NaviSite for $5.50 per share of NaviSite common stock in cash, or a total equity value of approximately $230 million. As of February 1, 2011, NaviSite had approximately $50 million of debt and approximately $35 million of preferred equity. The transaction, which is subject to NaviSite stockholder approval, certain regulatory approvals and customary closing conditions, is expected to close in the second quarter of 2011.

Cash Flows

Cash and equivalents increased $1.999 billion and $5.217 billion in 2010 and 2008, respectively, and decreased $4.401 billion in 2009. Components of these changes are discussed below in more detail.

TIME WARNER CABLE INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS
OF OPERATIONS AND FINANCIAL CONDITION—(Continued)

Operating Activities

Details of cash provided by operating activities are as follows (in millions):

	Year Ended December 31,
	2010	2009	2008

OIBDA	$6,818	$6,402	$(8,694)
Noncash impairment of cable franchise rights	—	—	14,822
Noncash loss on sale of cable systems	—	—	58
Noncash equity-based compensation	109	97	78
Net interest payments(a)	(1,359)	(1,221)	(707)
Pension plan contributions	(104)	(170)	(402)
Net income tax payments(b)	(388)	(37)	(36)
Net restructuring accruals (payments)	(1)	14	(7)
All other, net, including working capital changes	143	94	188

Cash provided by operating activities	$5,218	$5,179	$5,300

(a)	Amounts include interest income received (including amounts received under interest rate swap contracts) of $99 million, $13 million and $38 million in 2010, 2009 and 2008, respectively.
(b)	Amounts include income tax refunds received of $93 million, $53 million and $4 million in 2010, 2009 and 2008, respectively.

Cash provided by operating activities increased from $5.179 billion in 2009 to $5.218 billion in 2010. This increase was primarily related to an increase in OIBDA (as previously discussed) and decreases in pension plan contributions and working capital requirements, largely offset by increases in net income tax and interest payments.

The Company contributed $104 million to its qualified and nonqualified noncontributory defined benefit pension plans during 2010 and may make discretionary cash contributions to its pension plans during 2011. As of December 31, 2010, the Company’s qualified defined benefit pension plans were fully funded. See Note 15 to the accompanying consolidated financial statements for additional discussion of the Company’s pension plans.

Net income taxes paid during 2009 benefited from the impact of the accelerated depreciation deductions provided by the American Recovery and Reinvestment Act of 2009, partially offset by the reversal of a portion of similar benefits received in 2008 from the Economic Stimulus Act of 2008. These Acts provided for a first year bonus depreciation deduction of 50% of the cost of the Company’s qualified capital expenditures for the year.

Net income taxes paid during 2010 were impacted by the absence of bonus depreciation during the first nine months of 2010 (prior to the retroactive application of the Small Business Jobs Act, discussed below) and the reversal of a portion of the bonus depreciation benefits received in 2008 and 2009. On September 27, 2010, the Small Business Jobs Act was enacted, which provided for a bonus depreciation deduction of 50% of the cost of the Company’s qualified capital expenditures retroactive to the beginning of 2010. Additionally, on December 17, 2010, the Tax Relief, Unemployment Insurance Reauthorization and Job Creation Act of 2010 was enacted, which provides for a bonus depreciation deduction of 100% of the cost of the Company’s qualified capital expenditures from September 8, 2010 through December 31, 2011. As a result of these Acts, no U.S. federal income tax payments were made during the fourth quarter of 2010 and the Company had prepaid income taxes of $287 million as of December 31, 2010, of which $270 million was refunded to the Company in January 2011. Due to this refund and the benefit of 100% bonus depreciation through December 31, 2011, the Company does not expect the net income taxes paid in 2011 to be significant.

Net interest payments increased primarily as a result of the timing of interest payments related to the public debt issuances in March, June and December 2009 (the “2009 Bond Offerings”). The Company expects that its net interest payments will increase in 2011 primarily as a result of interest payments related to the public debt issuance in December 2009 and the 2010 Bond Offering.

Cash provided by operating activities decreased from $5.300 billion in 2008 to $5.179 billion in 2009. This decrease was primarily related to an increase in net interest payments and the change in working capital requirements, partially

TIME WARNER CABLE INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS
OF OPERATIONS AND FINANCIAL CONDITION—(Continued)

offset by an increase in OIBDA excluding the noncash items noted in the table above and a decrease in pension plan contributions.

Investing Activities

Details of cash used by investing activities are as follows (in millions):

	Year Ended December 31,
	2010	2009	2008

Acquisitions and investments, net of cash acquired and distributions received:
Clearwire Communications LLC(a)	$(4)	$(97)	$(536)
The Reserve Fund’s Primary Fund(b)	35	64	(103)
Sterling Entertainment Enterprises, LLC(c)	65	3	3
Canoe Ventures LLC(d)	(21)	(8)	(13)
SpectrumCo(a)	(2)	(29)	(3)
All other	(25)	(21)	(33)
Capital expenditures	(2,930)	(3,231)	(3,522)
Proceeds from sale of cable systems	—	—	51
Other investing activities	10	12	16

Cash used by investing activities	$(2,872)	$(3,307)	$(4,140)

(a)	Refer to Note 7 to the accompanying consolidated financial statements for details on the Company’s investments in Clearwire Communications LLC and SpectrumCo.
(b)	2008 amount reflects the classification of the Company’s investment in The Reserve Fund’s Primary Fund as other current assets on the Company’s consolidated balance sheet as a result of the then current status of the Company’s investment. 2010 and 2009 amounts reflect the receipt of the Company’s pro rata share of partial distributions made by The Reserve Fund’s Primary Fund.
(c)	Amount represents distributions received from Sterling Entertainment Enterprises, LLC (d/b/a SportsNet New York), an equity-method investee.
(d)	Amount represents investments in Canoe Ventures LLC, an equity-method investee. Canoe Ventures LLC is a joint venture formed by TWC and certain other cable operators and is focused on developing a common technology platform among cable operators for the delivery of advanced advertising products and services to be offered to programmers and advertisers.

Cash used by investing activities decreased from $3.307 billion in 2009 to $2.872 billion in 2010. This decrease was principally due to a decline in capital expenditures and the change in acquisitions and investments, net. The Company expects that capital expenditures will be less than $3.0 billion in 2011.

Cash used by investing activities decreased from $4.140 billion in 2008 to $3.307 billion in 2009. This decrease was principally due to the change in acquisitions and investments, net, and a decrease in capital expenditures.

TIME WARNER CABLE INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS
OF OPERATIONS AND FINANCIAL CONDITION—(Continued)

TWC’s capital expenditures included the following major categories (in millions):

	Year Ended December 31,
	2010	2009	2008

Customer premise equipment(a)	$1,136	$1,251	$1,628
Scalable infrastructure(b)	713	787	600
Line extensions(c)	351	335	350
Upgrades/rebuilds(d)	150	174	315
Support capital(e)	580	684	629

Total capital expenditures	$2,930	$3,231	$3,522

(a)	Amounts represent costs incurred in the purchase and installation of equipment that resides at a customer’s home or business for the purpose of receiving/sending video, high-speed data and/or voice signals. Such equipment includes digital (including high-definition) set-top boxes, remote controls, high-speed data modems (including wireless), telephone modems and the costs of installing such new equipment. Customer premise equipment also includes materials and labor costs incurred to install the “drop” cable that connects a customer’s dwelling or business to the closest point of the main distribution network.
(b)	Amounts represent costs incurred in the purchase and installation of equipment that controls signal reception, processing and transmission throughout TWC’s distribution network, as well as controls and communicates with the equipment residing at a customer’s home or business. Also included in scalable infrastructure is certain equipment necessary for content aggregation and distribution (video-on-demand equipment) and equipment necessary to provide certain video, high-speed data and Digital Phone service features (voicemail, e-mail, etc.).
(c)	Amounts represent costs incurred to extend TWC’s distribution network into a geographic area previously not served. These costs typically include network design, the purchase and installation of fiber optic and coaxial cable and certain electronic equipment.
(d)	Amounts primarily represent costs incurred to upgrade or replace certain existing components or an entire geographic area of TWC’s distribution network. These costs typically include network design, the purchase and installation of fiber optic and coaxial cable and certain electronic equipment.
(e)	Amounts represent all other capital purchases required to run day-to-day operations. These costs typically include vehicles, land and buildings, computer hardware/software, office equipment, furniture and fixtures, tools and test equipment. Amounts include capitalized software costs of $203 million, $202 million and $201 million in 2010, 2009 and 2008, respectively.

TWC incurs expenditures associated with the construction of its cable systems. Costs associated with the construction of transmission and distribution facilities are capitalized. TWC generally capitalizes expenditures for tangible fixed assets having a useful life of greater than one year. Capitalized costs include direct material, labor and overhead, as well as interest. Sales and marketing costs, as well as the costs of repairing or maintaining existing fixed assets, are expensed as incurred. With respect to customer premise equipment, which includes set-top boxes and high-speed data and telephone modems, TWC capitalizes installation costs only upon the initial deployment of these assets. All costs incurred in subsequent disconnects and reconnects of previously installed customer premise equipment are expensed as incurred. Depreciation on these assets is provided using the straight-line method over their estimated useful lives. For set-top boxes and modems, the useful life is 3 to 5 years, and, for distribution plant, the useful life is up to 16 years.

TIME WARNER CABLE INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS
OF OPERATIONS AND FINANCIAL CONDITION—(Continued)

Financing Activities

Details of cash provided (used) by financing activities are as follows (in millions):

	Year Ended December 31,
	2010	2009	2008

Borrowings (repayments), net(a)	$(1,261)	$1,261	$(206)
Borrowings	1,872	12,037	7,182
Repayments	(8)	(8,677)	(2,817)
Debt issuance costs	(25)	(34)	(97)
Proceeds from exercise of stock options	113	4	—
Dividends paid	(576)	—	—
Repurchases of common stock	(472)	—	—
Payment of special cash dividend	—	(10,856)	—
Other financing activities	10	(8)	(5)

Cash provided (used) by financing activities	$(347)	$(6,273)	$4,057

(a)	Borrowings (repayments), net, reflects borrowings under the Company’s commercial paper program with original maturities of three months or less, net of repayments of such borrowings.

Cash used by financing activities was $347 million in 2010 compared to $6.273 billion in 2009. Cash used by financing activities in 2010 primarily included net repayments under the Company’s commercial paper program, the payment of quarterly cash dividends and repurchases of TWC common stock, partially offset by the net proceeds of the 2010 Bond Offering and the net proceeds from the exercise of stock options. Cash used by financing activities in 2009 primarily included the payment of the special cash dividend in connection with the Separation, partially offset by the net proceeds of the 2009 Bond Offerings (after repayment of other debt).

Cash used by financing activities was $6.273 billion in 2009 compared to cash provided by financing activities of $4.057 billion in 2008. Cash used by financing activities in 2009 primarily included the payment of the special cash dividend in connection with the Separation, partially offset by the net proceeds of the 2009 Bond Offerings (after repayment of other debt). Cash provided by financing activities in 2008 primarily included the net proceeds from the 2008 Bond Offerings, partially offset by repayments under the $5.875 billion Revolving Credit Facility and commercial paper program, the repayment of TWE’s 7.25% debentures due September 1, 2008 (aggregate principal amount of $600 million) and debt issuance costs relating to the 2008 Bond Offerings and the 2008 Bridge Facility.

Free Cash Flow

Reconciliation of cash provided by operating activities to Free Cash Flow. The following table reconciles cash provided by operating activities to Free Cash Flow (in millions):

	Year Ended December 31,
	2010	2009	2008

Cash provided by operating activities	$5,218	$5,179	$5,300
Add: Excess tax benefit from exercise of stock options	19	—	—
Less:
Capital expenditures	(2,930)	(3,231)	(3,522)
Cash paid for other intangible assets	(21)	(25)	(34)
Other	(2)	(6)	(5)

Free Cash Flow	$2,284	$1,917	$1,739

Free Cash Flow increased from $1.917 billion in 2009 to $2.284 billion in 2010, primarily as a result of a decrease in capital expenditures and an increase in cash provided by operating activities, as discussed above.

TIME WARNER CABLE INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS
OF OPERATIONS AND FINANCIAL CONDITION—(Continued)

Free Cash Flow increased from $1.739 billion in 2008 to $1.917 billion in 2009, primarily as a result of a decrease in capital expenditures, partially offset by a decrease in cash provided by operating activities, as discussed above.

Outstanding Debt and Mandatorily Redeemable Preferred Equity and Available Financial Capacity

Debt and mandatorily redeemable preferred equity as of December 31, 2010 and 2009 were as follows:

			Outstanding Balance as of
		Interest	December 31,
	Maturity	Rate	2010	2009
			(in millions)

TWC notes and debentures	2012-2040	6.059%(a)	$20,418	$18,357
TWE notes and debentures(b)	2012-2033	7.530%(a)	2,700	2,702
Revolving credit facility(c)	2013		—	—
Commercial paper program(d)	2013		—	1,261
Capital leases and other			3	11

Total debt			23,121	22,331
TW NY Cable Preferred Membership Units	2013	8.210%	300	300

Total debt and mandatorily redeemable preferred equity			$23,421	$22,631

(a)	Rate represents a weighted-average effective interest rate as of December 31, 2010 and includes the effects of interest rate swap contracts.
(b)	Outstanding balance of TWE notes and debentures as of December 31, 2010 and 2009 includes an unamortized fair value adjustment of $91 million and $102 million, respectively, which includes the fair value adjustment recognized as a result of the 2001 merger of America Online, Inc. (now known as AOL Inc.) and Time Warner Inc. (now known as Historic TW Inc.). TWE is a consolidated subsidiary of the Company.
(c)	TWC’s unused committed financial capacity was $6.891 billion as of December 31, 2010, reflecting $3.047 billion of cash and equivalents and $3.844 billion of available borrowing capacity under the $4.0 billion Revolving Credit Facility (which reflects a reduction of $156 million for outstanding letters of credit backed by the $4.0 billion Revolving Credit Facility).
(d)	Outstanding balance as of December 31, 2009 excludes an unamortized discount on commercial paper of $1 million (none as of December 31, 2010).

See “Overview—Recent Developments—2010 Bond Offering and $4.0 Billion Revolving Credit Facility” and Notes 9 and 10 to the accompanying consolidated financial statements for further details regarding the Company’s outstanding debt and mandatorily redeemable preferred equity and other financing arrangements, including certain information about maturities, covenants and rating triggers related to such debt and financing arrangements. At December 31, 2010, TWC was in compliance with the leverage ratio covenant of the $4.0 billion Revolving Credit Facility, with a ratio of consolidated total debt as of December 31, 2010 to consolidated EBITDA for 2010 of approximately 2.9 times. In accordance with the $4.0 billion Revolving Credit Facility agreement, consolidated total debt as of December 31, 2010 was calculated as (a) total debt per the accompanying consolidated balance sheet less the TWE unamortized fair value adjustment (discussed above) and the fair value of debt subject to interest rate swap contracts, less (b) total cash per the accompanying consolidated balance sheet in excess of $25 million. In accordance with the $4.0 billion Revolving Credit Facility agreement, consolidated EBITDA for 2010 was calculated as OIBDA plus equity-based compensation expense.

Contractual and Other Obligations

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

TIME WARNER CABLE INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS
OF OPERATIONS AND FINANCIAL CONDITION—(Continued)

The following table summarizes the Company’s aggregate contractual obligations as of December 31, 2010, and the estimated timing and effect that such obligations are expected to have on the Company’s liquidity and cash flows in future periods (in millions):

	2011	2012-2013	2014-2015	Thereafter	Total

Programming purchases(a)	$3,802	$7,608	$5,919	$6,941	$24,270
Outstanding debt obligations and TW NY Cable Preferred Membership Units(b)	—	3,902	2,250	17,151	23,303
Interest and dividends(c)	1,580	3,017	2,449	12,946	19,992
Facility leases(d)	117	206	172	348	843
Digital Phone connectivity(e)	321	343	1	—	665
Data processing services	68	77	15	—	160
High-speed data connectivity(f)	34	17	6	21	78
Other	114	173	70	65	422

Total	$6,036	$15,343	$10,882	$37,472	$69,733

(a)	Programming purchases represent contracts that the Company has with cable television networks and broadcast stations to provide programming services to its subscribers. The amounts included above represent estimates of the future programming costs for these contract requirements and commitments based on subscriber numbers and tier placement as of December 31, 2010 applied to the per-subscriber rates contained in these contracts. Actual amounts due under such contracts may differ from the amounts above based on the actual subscriber numbers and tier placements.
(b)	Outstanding debt obligations and TW NY Cable Preferred Membership Units represent principal amounts due on outstanding debt obligations and the TW NY Cable Preferred Membership Units as of December 31, 2010. Amounts do not include any fair value adjustments, bond premiums, discounts, interest rate derivatives, interest payments or dividends.
(c)	Amounts are based on the outstanding debt or TW NY Cable Preferred Membership Units balances, respective interest or dividend rates (interest rates on variable-rate debt were held constant through maturity at the December 31, 2010 rates) and maturity schedule of the respective instruments as of December 31, 2010. Interest ultimately paid on these obligations may differ based on changes in interest rates for variable-rate debt, as well as any potential future refinancings entered into by the Company. See Notes 9 and 10 to the accompanying consolidated financial statements for further details.
(d)	The Company has facility lease obligations under various operating leases including minimum lease obligations for real estate and operating equipment.
(e)	Digital Phone connectivity obligations relate to transport, switching and interconnection services, primarily provided by Sprint, that allow for the origination and termination of local and long-distance telephony traffic. These expenses also include related technical support services. In the fourth quarter of 2010, the Company began replacing Sprint as the provider of these services. There is generally no obligation to purchase these services if the Company is not providing Digital Phone service. The amounts included above are estimated based on the number of Digital Phone subscribers as of December 31, 2010 and the per-subscriber contractual rates contained in the contracts that were in effect as of December 31, 2010 and also reflect the replacement of Sprint between the fourth quarter 2010 and the first quarter of 2014.
(f)	High-speed data connectivity obligations are based on the contractual terms for bandwidth circuits that were in use as of December 31, 2010.

The Company’s total rent expense amounted to $212 million, $212 million and $190 million in 2010, 2009 and 2008, respectively. Included within these amounts are pole attachment rental fees of $71 million, $72 million and $62 million in 2010, 2009 and 2008, respectively.

Minimum pension funding requirements have not been presented as such amounts have not been determined beyond 2010. The Company did not have a required minimum pension contribution obligation for its qualified defined benefit pension plans in 2010; however, the Company made cash contributions of $104 million to its qualified and nonqualified defined benefit pension plans during 2010 and may make discretionary cash contributions to these plans in 2011.

Contingent Commitments

TWC has cable franchise agreements containing provisions requiring the construction of cable plant and the provision of services to customers within the franchise areas. In connection with these obligations under existing franchise agreements, TWC obtains surety bonds or letters of credit guaranteeing performance to municipalities and public utilities and payment of insurance premiums. Such surety bonds and letters of credit as of December 31, 2010 and 2009 totaled $322 million and $313 million, respectively. Payments under these arrangements are required only in the

TIME WARNER CABLE INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS
OF OPERATIONS AND FINANCIAL CONDITION—(Continued)

event of nonperformance. TWC does not expect that these contingent commitments will result in any amounts being paid in the foreseeable future.

MARKET RISK MANAGEMENT

Market risk is the potential gain/loss arising from changes in market rates and prices, such as interest rates.

Interest Rate Risk

Fixed-rate Debt and TW NY Cable Preferred Membership Units

As of December 31, 2010, TWC had fixed-rate debt and TW NY Cable Preferred Membership Units with an outstanding balance of $23.242 billion (excluding the estimated fair value of the interest rate derivative transactions discussed below) and an estimated fair value of $26.236 billion. Based on TWC’s fixed-rate debt obligations outstanding at December 31, 2010, a 25 basis point increase or decrease in the level of interest rates would, respectively, decrease or increase the fair value of the fixed-rate debt by approximately $471 million. Such potential increases or decreases are based on certain simplifying assumptions, including a constant level of fixed-rate debt and an immediate, across-the-board increase or decrease in the level of interest rates with no other subsequent changes for the remainder of the period.

Variable-rate Debt

As of December 31, 2010, TWC had no outstanding variable-rate debt.

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

The following table summarizes the terms of the Company’s existing fixed to variable interest rate swaps as of December 31, 2010:

Maturities	2012-2017
Notional amount (in millions)	$6,250
Average pay rate (variable based on LIBOR plus variable margins)	4.33%
Average receive rate (fixed)	6.47%
Estimated fair value of asset, net (in millions)	$176

The notional amounts of interest rate instruments, as presented in the above table, are used to measure interest to be paid or received and do not represent the amount of exposure to credit loss. Interest rate swaps represent an integral part of the Company’s interest rate risk management program and resulted in a decrease in interest expense, net, of $117 million in 2010.

Equity Risk

TWC is also exposed to market risk as it relates to changes in the market value of its investments. TWC invests in equity instruments of companies for operational and strategic business purposes. These investments are subject to significant fluctuations in fair market value. As of December 31, 2010, TWC had $866 million of investments, which included $692 million related to SpectrumCo and $94 million related to Clearwire Communications LLC. See “Critical

TIME WARNER CABLE INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS
OF OPERATIONS AND FINANCIAL CONDITION—(Continued)

Accounting Policies and Estimates—Asset Impairments—Investments” for additional information about Clearwire Communications LLC.

Prior to 2007, some of TWC’s employees were granted options to purchase shares of Time Warner common stock in connection with their past employment with subsidiaries and affiliates of Time Warner, including TWC. Upon the exercise of Time Warner stock options held by TWC employees, TWC is obligated to reimburse Time Warner for the excess of the market price of Time Warner common stock on the day of exercise over the option exercise price (the “intrinsic” value of the award). Prior to the Separation, TWC recorded an equity award reimbursement obligation for the intrinsic value of vested and outstanding Time Warner stock options held by TWC employees. This liability was adjusted each reporting period to reflect changes in the market price of Time Warner common stock and the number of Time Warner stock options held by TWC employees with an offsetting adjustment to TWC shareholders’ equity. Beginning on March 12, 2009, the date of the Separation, TWC began accounting for the equity award reimbursement obligation as a derivative financial instrument because, as of such date, Time Warner was no longer a controlling shareholder of the Company. The Company records the equity award reimbursement obligation at fair value in the consolidated balance sheet, which is estimated using the Black-Scholes model, and, on March 12, 2009, TWC established a liability of $16 million for the fair value of the equity award reimbursement obligation in other liabilities with an offsetting adjustment to TWC shareholders’ equity. The change in the equity award reimbursement obligation fluctuates primarily with the fair value and expected volatility of Time Warner common stock and changes in fair value are recorded in earnings in the period of change. For the year ended December 31, 2010, TWC recognized a gain of $5 million in other expense, net, in the accompanying consolidated statement of operations for the change in the fair value of the equity award reimbursement obligation after the Separation.

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

Asset Impairments

Indefinite-lived Intangible Assets and Goodwill

During the first quarter of 2010, the Company changed its annual impairment testing date to July 1 to coincide more closely with the Company’s annual preparation of long range projections (“LRPs”), which are a significant component used in the impairment analysis. Prior to the Separation, the Company’s LRPs were prepared during the fourth quarter of each year, consistent with Time Warner’s other business units. After the Separation, the Company began preparing its LRPs in the middle of each year. Accordingly, the Company believes the change in the annual impairment testing date to be preferable in its circumstances. This change was applied on a prospective basis. The Company does not believe this change would have delayed, accelerated or avoided an impairment charge had the change been applied in prior periods.

Intangible assets not subject to amortization (i.e., cable franchise rights) are tested for impairment annually or upon the occurrence of a triggering event. The impairment test for intangible assets not subject to amortization involves a comparison of the estimated fair value of the intangible asset with its carrying value. If the carrying value of the intangible

TIME WARNER CABLE INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS
OF OPERATIONS AND FINANCIAL CONDITION—(Continued)

asset exceeds its fair value, an impairment charge is recognized in an amount equal to that excess. The estimates of fair value of intangible assets not subject to amortization are determined using a discounted cash flow (“DCF”) analysis. The DCF methodology used to value cable franchise rights entails identifying the projected discrete cash flows related to such cable franchise rights and discounting them back to the valuation date. Significant judgments inherent in this analysis include the selection of appropriate discount rates, estimating the amount and timing of future cash flows attributable to cable franchise rights and identification of appropriate terminal growth rate assumptions. The discount rates used in the DCF analyses are intended to reflect the risk inherent in the projected future cash flows generated by the respective intangible assets.

Goodwill is tested for impairment annually or upon the occurrence of a triggering event. Goodwill impairment is determined using a two-step process. The first step involves a comparison of the estimated fair value of each of the Company’s six geographic reporting units to its carrying amount, including goodwill. In performing the first step, the Company determines the fair value of a reporting unit using a DCF analysis that is corroborated by a market-based approach. Determining fair value requires the exercise of significant judgment, including judgment about appropriate discount rates, perpetual growth rates and the amount and timing of expected future cash flows. The cash flows employed in the DCF analyses are based on the Company’s most recent budget and LRPs and, for years beyond the LRPs, the Company’s estimates, which are based on assumed growth rates. The discount rates used in the DCF analyses are intended to reflect the risks inherent in the future cash flows of the respective reporting units. If the estimated fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is not impaired and the second step of the impairment test is not necessary. If the carrying amount of a reporting unit exceeds its estimated fair value, then the second step of the goodwill impairment test must be performed. The second step of the goodwill impairment test compares the implied fair value of the reporting unit’s goodwill with its goodwill carrying amount to measure the amount of impairment, if any. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination. In other words, the estimated fair value of the reporting unit is allocated to all of the assets and liabilities of that unit (including any unrecognized intangible assets) as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the purchase price paid. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment charge is recognized in an amount equal to that excess.

As discussed further in Note 8 to the accompanying consolidated financial statements, the Company determined that cable franchise rights and goodwill were not impaired during its annual impairment analysis performed as of July 1, 2010. To illustrate the extent that the fair value of the cable franchise rights exceeded their carrying value as of July 1, 2010, had the fair values of each of the cable franchise rights been lower by 20%, the Company still would not have recorded an impairment charge. Similarly, a decline in the fair values of the reporting units by up to 30% would not have resulted in any goodwill impairment charges.

Investments

TWC’s investments are primarily accounted for using the equity method of accounting. A subjective aspect of accounting for investments involves determining whether an other-than-temporary decline in value of the investment has been sustained. If it has been determined that an investment has sustained an other-than-temporary decline in its value, the investment is written down to its fair value by a charge to earnings. This evaluation is dependent on the specific facts and circumstances. TWC evaluates available information (e.g., budgets, business plans, financial statements, etc.) in addition to quoted market prices, if any, in determining whether an other-than-temporary decline in value exists. Factors indicative of an other-than-temporary decline include recurring operating losses, credit defaults and subsequent rounds of financing at an amount below the cost basis of the Company’s investment. This list is not all-inclusive and the Company weighs all known quantitative and qualitative factors in determining if an other-than-temporary decline in the value of an investment has occurred. In 2010, there were no significant investment impairment charges.

TWC holds a 4.7% equity interest in Clearwire Communications LLC, the operating subsidiary of Clearwire Corporation (“Clearwire”). In its Quarterly Report on Form 10-Q for the quarter ended September 30, 2010, Clearwire

TIME WARNER CABLE INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS
OF OPERATIONS AND FINANCIAL CONDITION—(Continued)

disclosed that it may not be able to continue to operate as a going concern. Subsequently, in December 2010, Clearwire raised $1.404 billion in a private placement of debt securities. There can be no assurance that Clearwire will be able to obtain sufficient financing in the future to continue its business, and it is possible that the Company may record an impairment charge on its investment in Clearwire Communications LLC in the future.

Long-lived Assets

Long-lived assets (e.g., property, plant and equipment and intangible assets subject to amortization) do not require that an annual impairment test be performed; instead, long-lived assets are tested for impairment upon the occurrence of a triggering event. Triggering events include the more likely than not disposal of a portion of such assets or the occurrence of an adverse change in the market involving the business employing the related assets. Once a triggering event has occurred, the impairment test is based on whether the intent is to hold the asset for continued use or to hold the asset for sale. If the intent is to hold the asset for continued use, the impairment test first requires a comparison of estimated undiscounted future cash flows generated by the asset group against the carrying value of the asset group. If the carrying value of the asset group exceeds the estimated undiscounted future cash flows, the asset would be deemed to be impaired. The impairment charge would then be measured as the difference between the estimated fair value of the asset and its carrying value. Fair value is generally determined by discounting the future cash flows associated with that asset. If the intent is to hold the asset for sale and certain other criteria are met (e.g., the asset can be disposed of currently, appropriate levels of authority have approved the sale, and there is an active program to locate a buyer), the impairment test involves comparing the asset’s carrying value to its estimated fair value. To the extent the carrying value is greater than the asset’s estimated fair value, an impairment charge is recognized for the difference. Significant judgments in this area involve determining whether a triggering event has occurred, determining the future cash flows for the assets involved and selecting the appropriate discount rate to be applied in determining estimated fair value. In 2010, there were no significant long-lived asset impairment charges.

Income Taxes

From time to time, the Company engages in transactions in which the tax consequences may be subject to uncertainty. Examples of such transactions include business acquisitions and dispositions, including dispositions designed to be tax free, issues related to consideration paid or received, and certain financing transactions. Significant judgment is required in assessing and estimating the tax consequences of these transactions. The Company prepares and files tax returns based on interpretation of tax laws and regulations. In the normal course of business, the Company’s tax returns are subject to examination by various taxing authorities. Such examinations may result in future tax and interest assessments by these taxing authorities. In determining the Company’s tax provision for financial reporting purposes, the Company establishes a reserve for uncertain income tax positions unless such positions are determined to be more likely than not of being sustained upon examination, based on their technical merits. That is, for financial reporting purposes, the Company only recognizes tax benefits taken on the tax return that it believes are more likely than not of being sustained. There is considerable judgment involved in determining whether positions taken on the tax return are more likely than not of being sustained.

The Company adjusts its tax reserve estimates periodically because of ongoing examinations by, and settlements with, the various taxing authorities, as well as changes in tax laws, regulations and interpretations. The consolidated tax provision of any given year includes adjustments to prior year income tax accruals that are considered appropriate and any related estimated interest. The Company’s policy is to recognize, when applicable, interest and penalties on uncertain income tax positions as part of income tax expense. Refer to Note 17 to the accompanying consolidated financial statements for further details.

Legal Contingencies

The Company is subject to legal, regulatory and other proceedings and claims that arise in the ordinary course of business. The Company records an estimated liability for those proceedings and claims arising in the ordinary course of

TIME WARNER CABLE INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS
OF OPERATIONS AND FINANCIAL CONDITION—(Continued)

business when the loss from such proceedings and claims becomes probable and reasonably estimable. The Company reviews outstanding claims with internal and external counsel to assess the probability and the estimates of loss. The Company reassesses the risk of loss as new information becomes available and adjusts liabilities as appropriate. The actual cost of resolving a claim may be substantially different from the amount of the liability recorded. Differences between the estimated and actual amounts determined upon ultimate resolution, individually or in the aggregate, are not expected to have a material adverse effect on the Company’s consolidated financial position but could possibly be material to the Company’s consolidated results of operations or cash flow for any one period.

Pension Plans

TWC sponsors qualified noncontributory defined benefit pension plans covering a majority of its employees. TWC also provides a nonqualified noncontributory defined benefit pension plan for certain employees. Pension benefits are based on formulas that reflect the employees’ years of service and compensation during their employment period. The Company recognized pension expense associated with these plans of $117 million, $162 million and $91 million in 2010, 2009 and 2008, respectively. The Company expects pension expense to be approximately $120 million in 2011. The pension expense recognized by the Company is determined using certain assumptions, including the expected long-term rate of return on plan assets, the interest factor implied by the discount rate and the expected rate of compensation increases. TWC uses a December 31 measurement date for its pension plans. See Notes 3 and 15 to the accompanying consolidated financial statements for additional discussion. The determination of these assumptions is discussed in more detail below.

The Company used a discount rate of 6.16% to compute 2010 pension expense, which was determined by the matching of plan liability cash flows to a pension yield curve constructed of a large population of high-quality corporate bonds. A decrease in the discount rate of 25 basis points, from 6.16% to 5.91% while holding all other assumptions constant, would have resulted in an increase in the Company’s pension expense of approximately $15 million in 2010.

The Company’s expected long-term rate of return on plan assets used to compute 2010 pension expense was 8.00%. In developing the expected long-term rate of return on assets, the Company considered the pension portfolio’s composition, past average rate of earnings, discussions with portfolio managers and the Company’s asset allocation targets. A decrease in the expected long-term rate of return of 25 basis points, from 8.00% to 7.75%, while holding all other assumptions constant, would have resulted in an increase in the Company’s pension expense of approximately $3 million in 2010.

The Company used an estimated rate of future compensation increases of 4.25% to compute 2010 pension expense. An increase in the rate of 25 basis points, from 4.25% to 4.50%, while holding all other assumptions constant, would have resulted in an increase in the Company’s pension expense of approximately $4 million in 2010.

Programming Agreements

The Company exercises significant judgment in estimating programming expense associated with certain video programming contracts. The Company’s policy is to record video programming costs based on the Company’s contractual agreements with its programming vendors, which are generally multi-year agreements that provide for the Company to make payments to the programming vendors at agreed upon market rates based on the number of subscribers to which the Company provides the programming service. If a programming contract expires prior to the parties’ entry into a new agreement and the Company continues to distribute the service, management estimates the programming costs during the period there is no contract in place. In doing so, management considers the previous contractual rates, inflation and the status of the negotiations in determining its estimates. When the programming contract terms are finalized, an adjustment to programming expense is recorded, if necessary, to reflect the terms of the new contract. Management also makes estimates in the recognition of programming expense related to other items, such as the accounting for free periods and credits from service interruptions, as well as the allocation of consideration exchanged between the parties in multiple-element transactions. Additionally, judgments are also required by management when the Company purchases multiple services from the same programming vendor. In these scenarios, the total consideration provided to the programming vendor is allocated to the various services received based upon their respective fair values. Because multiple services from the same

TIME WARNER CABLE INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS
OF OPERATIONS AND FINANCIAL CONDITION—(Continued)

programming vendor may be received over different contractual periods and may have different contractual rates, the allocation of consideration to the individual services will have an impact on the timing of the Company’s expense recognition.

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

The Company operates in a highly competitive, consumer and technology driven and rapidly changing business that is affected by government regulation and economic, strategic, political and social conditions. Various factors could adversely affect the operations, business or financial results of TWC in the future and cause TWC’s actual results to differ materially from those contained in the forward-looking statements, including those factors discussed in detail in Item 1A, “Risk Factors,” in Part I of this report, as well as:

•	increased competition from video, high-speed data and voice providers, particularly direct broadcast satellite operators, incumbent local telephone companies, companies that deliver programming over broadband Internet connections, and wireless broadband and phone providers;
•	the Company’s ability to deal effectively with the current challenging economic environment or further deterioration in the economy, which may negatively impact customers’ demand for the Company’s services and also result in a reduction in the Company’s advertising revenues;
•	the Company’s continued ability to exploit new and existing technologies that appeal to residential and commercial customers;
•	changes in the regulatory and tax environments in which the Company operates, including, among others, regulation of broadband Internet services, “net neutrality” legislation or regulation and federal, state and local taxation;
•	increased difficulty negotiating programming and retransmission agreements on favorable terms, resulting in increased costs to the Company and/or the loss of popular programming; and
•	changes in the Company’s plans, initiatives and strategies.

Any forward-looking statements made by the Company in this document speak only as of the date on which they are made. The Company is under no obligation to, and expressly disclaims any obligation to, update or alter its forward looking statements whether as a result of changes in circumstances, new information, subsequent events or otherwise.

TIME WARNER CABLE INC.
CONSOLIDATED BALANCE SHEET

	December 31,
	2010	2009
	(in millions)

ASSETS
Current assets:
Cash and equivalents	$3,047	$1,048
Receivables, less allowances of $74 million as of December 31, 2010 and 2009	718	663
Deferred income tax assets	150	139
Other current assets	425	252

Total current assets	4,340	2,102
Investments	866	975
Property, plant and equipment, net	13,873	13,919
Intangible assets subject to amortization, net	132	274
Intangible assets not subject to amortization	24,091	24,092
Goodwill	2,091	2,111
Other assets	429	221

Total assets	$45,822	$43,694

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$529	$478
Deferred revenue and subscriber-related liabilities	163	170
Accrued programming expense	765	738
Other current liabilities	1,629	1,572

Total current liabilities	3,086	2,958
Long-term debt	23,121	22,331
Mandatorily redeemable preferred equity issued by a subsidiary	300	300
Deferred income tax liabilities, net	9,637	8,957
Other liabilities	461	459
Commitments and contingencies (Note 19)
TWC shareholders’ equity:
Common stock, $0.01 par value, 348.3 million and 352.5 million shares issued and outstanding as of December 31, 2010 and 2009, respectively	3	4
Additional paid-in capital	9,444	9,813
Retained earnings (accumulated deficit)	54	(813)
Accumulated other comprehensive loss, net	(291)	(319)

Total TWC shareholders’ equity	9,210	8,685
Noncontrolling interests	7	4

Total equity	9,217	8,689

Total liabilities and equity	$45,822	$43,694

See accompanying notes.

TIME WARNER CABLE INC.
CONSOLIDATED STATEMENT OF OPERATIONS

	Year Ended December 31,
	2010	2009	2008
	(in millions, except per share data)

Revenues:
Subscription:
Video	$10,995	$10,760	$10,524
High-speed data	4,960	4,520	4,159
Voice	2,032	1,886	1,619

Total Subscription	17,987	17,166	16,302
Advertising	881	702	898

Total revenues	18,868	17,868	17,200
Costs and expenses:
Costs of revenues(a)	8,941	8,555	8,145
Selling, general and administrative(a)	3,057	2,830	2,854
Depreciation	2,961	2,836	2,826
Amortization	168	249	262
Restructuring costs	52	81	15
Impairment of cable franchise rights	—	—	14,822
Loss on sale of cable systems	—	—	58

Total costs and expenses	15,179	14,551	28,982

Operating Income (Loss)	3,689	3,317	(11,782)
Interest expense, net	(1,394)	(1,319)	(923)
Other expense, net	(99)	(86)	(367)

Income (loss) before income taxes	2,196	1,912	(13,072)
Income tax benefit (provision)	(883)	(820)	5,109

Net income (loss)	1,313	1,092	(7,963)
Less: Net (income) loss attributable to noncontrolling interests	(5)	(22)	619

Net income (loss) attributable to TWC shareholders	$1,308	$1,070	$(7,344)

Net income (loss) per common share attributable to TWC common shareholders:
Basic	$3.67	$3.07	$(22.55)

Diluted	$3.64	$3.05	$(22.55)

Average common shares outstanding:
Basic	354.2	349.0	325.7

Diluted	359.5	350.9	325.7

Cash dividends declared per share	$1.60	$—	$—

Special cash dividend declared and paid per share	$—	$30.81	$—

(a)	Costs of revenues and selling, general and administrative expenses exclude depreciation.

See accompanying notes.

TIME WARNER CABLE INC.
CONSOLIDATED STATEMENT OF CASH FLOWS

	Year Ended December 31,
	2010	2009	2008
	(in millions)

OPERATING ACTIVITIES
Net income (loss)	$1,313	$1,092	$(7,963)
Adjustments for noncash and nonoperating items:
Depreciation	2,961	2,836	2,826
Amortization	168	249	262
Impairment of cable franchise rights	—	—	14,822
Pretax (gain) loss on asset sales	—	(12)	49
Loss from equity investments, net of cash distributions	132	64	378
Deferred income taxes	687	676	(4,960)
Equity-based compensation	109	97	78
Changes in operating assets and liabilities, net of acquisitions and dispositions:
Receivables	(50)	2	20
Accounts payable and other liabilities	(177)	161	48
Other changes	75	14	(260)

Cash provided by operating activities	5,218	5,179	5,300

INVESTING ACTIVITIES
Acquisitions and investments, net of cash acquired and distributions received	48	(88)	(685)
Capital expenditures	(2,930)	(3,231)	(3,522)
Other investing activities	10	12	67

Cash used by investing activities	(2,872)	(3,307)	(4,140)

FINANCING ACTIVITIES
Borrowings (repayments), net(a)	(1,261)	1,261	(206)
Borrowings(b)	1,872	12,037	7,182
Repayments(b)	(8)	(8,677)	(2,817)
Debt issuance costs	(25)	(34)	(97)
Proceeds from exercise of stock options	113	4	—
Dividends paid	(576)	—	—
Repurchases of common stock	(472)	—	—
Payment of special cash dividend	—	(10,856)	—
Other financing activities	10	(8)	(5)

Cash provided (used) by financing activities	(347)	(6,273)	4,057

Increase (decrease) in cash and equivalents	1,999	(4,401)	5,217
Cash and equivalents at beginning of period	1,048	5,449	232

Cash and equivalents at end of period	$3,047	$1,048	$5,449

(a)	Borrowings (repayments), net, reflects borrowings under the Company’s commercial paper program with original maturities of three months or less, net of repayments of such borrowings.
(b)	Amounts represent borrowings and repayments related to debt instruments with original maturities greater than three months.

See accompanying notes.

TIME WARNER CABLE INC.
CONSOLIDATED STATEMENT OF EQUITY

			Retained	Accumulated
		Additional	Earnings	Other
	Common	Paid-in	(Accumulated	Comprehensive	Noncontrolling	Total
	Stock	Capital	Deficit)	Income (Loss)	Interests	Equity
	(in millions)

Balance as of December 31, 2007	$3	$19,418	$5,459	$(174)	$1,724	$26,430
Net loss	—	—	(7,344)	—	(619)	(7,963)
Other comprehensive loss	—	—	—	(293)	—	(293)

Comprehensive loss	—	—	(7,344)	(293)	(619)	(8,256)
Equity-based compensation	—	73	—	—	5	78
Impact of adopting new
accounting pronouncements(a)	—	—	(1)	—	—	(1)
Other changes(b)	—	23	—	—	—	23

Balance as of December 31, 2008	3	19,514	(1,886)	(467)	1,110	18,274
Net income	—	—	1,070	—	22	1,092
Other comprehensive income	—	—	—	148	—	148

Comprehensive income	—	—	1,070	148	22	1,240
Equity-based compensation	—	95	—	—	2	97
Redemption of Historic TW’s interest in TW NY	1	1,127	—	—	(1,128)	—
Special cash dividend ($30.81 per
common share)	—	(10,856)	—	—	—	(10,856)
Retained distribution related to unvested restricted stock units	—	(46)	—	—	—	(46)
Other changes(b)	—	(21)	3	—	(2)	(20)

Balance as of December 31, 2009	4	9,813	(813)	(319)	4	8,689
Net income	—	—	1,308	—	5	1,313
Other comprehensive income	—	—	—	28	—	28

Comprehensive income	—	—	1,308	28	5	1,341
Equity-based compensation	—	109	—	—	—	109
Repurchase and retirement of common stock	(1)	(217)	(297)	—	—	(515)
Shares issued upon the exercise of TWC stock options	—	122	—	—	—	122
Cash dividends declared ($1.60 per common share)	—	(432)	(144)	—	—	(576)
Other changes(c)	—	49	—	—	(2)	47

Balance as of December 31, 2010	$3	$9,444	$54	$(291)	$7	$9,217

(a)	Amount reflects the impact of adopting authoritative guidance issued by the Financial Accounting Standards Board relating to the accounting for collateral assignment split-dollar life insurance arrangements.
(b)	Amounts primarily represent allocations related to Time Warner Inc. equity-based compensation activity prior to TWC’s separation from Time Warner Inc.
(c)	Amount primarily represents the true-up of TWC’s deferred tax assets associated with vested Time Warner Inc. stock options.

See accompanying notes.

TIME WARNER CABLE INC.
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

	Year Ended December 31,
	2010	2009	2008
	(in millions)

Net income (loss)	$1,313	$1,092	$(7,963)
Change in pension benefit obligation, net of income tax (benefit) provision of $25 million in 2010, $95 million in 2009 and $(192) million in 2008	24	146	(290)
Change in gains (losses) on derivative financial instruments, net of income tax (benefit) provision of $2 million in 2010, $2 million in 2009 and $(2) million in 2008	4	2	(3)

Comprehensive income (loss)	1,341	1,240	(8,256)
Less: Net (income) loss attributable to noncontrolling interests	(5)	(22)	619

Comprehensive income (loss) attributable to TWC shareholders	$1,336	$1,218	$(7,637)

See accompanying notes.

TIME WARNER CABLE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

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

Basis of Presentation

Separation from Time Warner

As discussed more fully in Note 5, on March 12, 2009, TWC completed its separation from Time Warner Inc. (“Time Warner”), which, prior to the Separation (as defined in Note 5), owned approximately 84% of the common stock of TWC (representing a 90.6% voting interest) and a 12.43% non-voting common stock interest in TW NY Cable Holding Inc. (“TW NY”), a subsidiary of TWC. As a result of the Separation, Time Warner no longer has an ownership interest in TWC or TW NY.

Basis of Consolidation

The consolidated financial statements include all of the assets, liabilities, revenues, expenses and cash flows of TWC and all entities in which TWC has a controlling voting interest. In accordance with authoritative guidance issued by the Financial Accounting Standards Board (“FASB”) related to the consolidation of variable interest entities, the consolidated financial statements include the results of the Time Warner Entertainment-Advance/Newhouse Partnership (“TWE-A/N”) only for the TWE-A/N cable systems that are controlled by TWC and for which TWC holds an economic interest. Intercompany accounts and transactions between consolidated companies have been eliminated in consolidation.

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

Reclassifications

Certain reclassifications have been made to the prior years’ financial information to conform to the current year presentation.

TIME WARNER CABLE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2.	RECENT ACCOUNTING STANDARDS

Accounting Standards Adopted in 2010

Consolidation of Variable Interest Entities

In June 2009, the Financial Accounting Standards Board (“FASB”) issued authoritative guidance that requires an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity. This analysis identifies the primary beneficiary of a variable interest entity as the enterprise that has both of the following characteristics, among others: (a) the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and (b) the obligation to absorb losses of the entity, or the right to receive benefits from the entity, that could potentially be significant to the variable interest entity. Under this guidance, ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity are required. This guidance became effective for TWC on January 1, 2010 and did not have an impact on the Company’s consolidated financial statements.

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

TIME WARNER CABLE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Business Combinations and Disclosures

In December 2010, the FASB issued authoritative guidance that updates existing disclosure requirements related to supplementary pro forma information for business combinations. Under the updated guidance, a public entity that presents comparative financial statements should disclose revenue and earnings of the combined entity as though the business combination that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The guidance also expands the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. This guidance will be effective for TWC on January 1, 2011 and will be applied prospectively to business combinations that have an acquisition date on or after January 1, 2011.

Impairment Testing for Goodwill and Other Intangible Assets

In December 2010, the FASB issued authoritative guidance that provides additional guidance on when to perform the second step of the goodwill impairment test for reporting units with zero or negative carrying amounts. Under this guidance, an entity is required to perform the second step of the goodwill impairment test for reporting units with zero or negative carrying amounts if qualitative factors indicate that it is more likely than not that a goodwill impairment exists. The qualitative factors are consistent with the existing guidance, which requires that goodwill of a reporting unit be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. This guidance will be effective for TWC on January 1, 2011 and is not expected to have a material impact on the Company’s consolidated financial statements.

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

Changes in the Company’s allowance for doubtful accounts from January 1 through December 31 are presented below (in millions):

	2010	2009	2008

Balance at beginning of year	$74	$90	$87
Provision for bad debts(a)	237	244	262
Write-offs, net of recoveries	(237)	(260)	(259)

Balance at end of year	$74	$74	$90

(a)	Provision for bad debts primarily includes amounts charged to expense associated with the Company’s allowance for doubtful accounts and excludes collection expenses and the benefit from late fees billed to subscribers.

Investments

Investments in companies in which TWC has significant influence, but less than a controlling interest, are accounted for using the equity method. Under the equity method of accounting, only TWC’s investment in and amounts due to and from the equity investee are included in the consolidated balance sheet; only TWC’s share of the investee’s earnings

TIME WARNER CABLE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(losses) is included in the consolidated statement of operations; and only the dividends, cash distributions, loans or other cash received from the investee, additional cash investments, loan repayments or other cash paid to the investee are included in the consolidated statement of cash flows. TWC’s investments are primarily accounted for using the equity method of accounting.

Additionally, the carrying value of investments accounted for using the equity method of accounting is adjusted downward to reflect any other-than-temporary declines in value. A subjective aspect of accounting for investments involves determining whether an other-than-temporary decline in value of the investment has been sustained. If it has been determined that an investment has sustained an other-than-temporary decline in its value, the investment is written down to its fair value by a charge to earnings. This evaluation is dependent on the specific facts and circumstances. TWC evaluates available information (e.g., budgets, business plans, financial statements, etc.) in addition to quoted market prices, if any, in determining whether an other-than-temporary decline in value exists. Factors indicative of an other-than-temporary decline include recurring operating losses, credit defaults and subsequent rounds of financing at an amount below the cost basis of the Company’s investment. This list is not all-inclusive and the Company weighs all known quantitative and qualitative factors in determining if an other-than-temporary decline in the value of an investment has occurred. Refer to Note 7 for further details related to the Company’s investments.

Long-lived Assets

TWC’s long-lived assets consist primarily of property, plant and equipment and finite-lived intangible assets (e.g., cable franchise renewals and access rights). Property, plant and equipment are stated at cost and depreciation on these assets is provided using the straight-line method over their estimated useful lives. Acquired customer relationships are capitalized and amortized over their estimated useful life and costs to negotiate and renew cable franchise rights are capitalized and amortized over the term of the new franchise agreement.

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

TIME WARNER CABLE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2010 and 2009, the Company’s property, plant and equipment and related accumulated depreciation included the following (in millions):

			Estimated
	December 31,		Useful
	2010	2009	Lives
			(in years)
	(in millions)

Land, buildings and improvements(a)	$1,462	$1,384	10-20
Distribution systems(b)	17,515	16,060	3-25
Converters and modems	5,506	5,389	3-5
Capitalized software costs(c)	1,338	1,140	3-5
Vehicles and other equipment	1,977	1,851	3-10
Construction in progress	419	457

Property, plant and equipment, gross	28,217	26,281
Accumulated depreciation	(14,344)	(12,362)

Property, plant and equipment, net	$13,873	$13,919

(a)	Land, buildings and improvements includes $152 million and $151 million related to land as of December 31, 2010 and 2009, respectively, which is not depreciated.
(b)	The weighted-average useful lives for distribution systems are approximately 12 years.
(c)	Capitalized software costs reflect certain costs incurred for the development of internal use software, including costs associated with coding, software configuration, upgrades and enhancements. These costs, net of accumulated depreciation, totaled $581 million and $514 million as of December 31, 2010 and 2009, respectively. Depreciation of capitalized software costs was $185 million in 2010, $174 million in 2009 and $157 million in 2008.

Long-lived assets do not require that an annual impairment test be performed; instead, long-lived assets are tested for impairment upon the occurrence of a triggering event. Triggering events include the more likely than not disposal of a portion of such assets or the occurrence of an adverse change in the market involving the business employing the related assets. Once a triggering event has occurred, the impairment test is based on whether the intent is to hold the asset for continued use or to hold the asset for sale. If the intent is to hold the asset for continued use, the impairment test first requires a comparison of estimated undiscounted future cash flows generated by the asset group against the carrying value of the asset group. If the carrying value of the asset group exceeds the estimated undiscounted future cash flows, the asset would be deemed to be impaired. The impairment charge would then be measured as the difference between the estimated fair value of the asset and its carrying value. Fair value is generally determined by discounting the future cash flows associated with that asset. If the intent is to hold the asset for sale and certain other criteria are met (e.g., the asset can be disposed of currently, appropriate levels of authority have approved the sale, and there is an active program to locate a buyer), the impairment test involves comparing the asset’s carrying value to its estimated fair value. To the extent the carrying value is greater than the asset’s estimated fair value, an impairment charge is recognized for the difference. Significant judgments in this area involve determining whether a triggering event has occurred, determining the future cash flows for the assets involved and selecting the appropriate discount rate to be applied in determining estimated fair value.

Indefinite-lived Intangible Assets and Goodwill

TWC’s indefinite-lived intangible assets consist of cable franchise rights that are acquired in an acquisition of a business. Goodwill is recorded for the excess of the acquisition cost of an acquired entity over the estimated fair value of the identifiable net assets acquired. In accordance with GAAP, TWC does not amortize cable franchise rights or goodwill. Rather, such assets are tested for impairment annually or upon the occurrence of a triggering event.

During the first quarter of 2010, the Company changed its annual impairment testing date to July 1 to coincide more closely with the Company’s annual preparation of long range projections (“LRPs”), which are a significant component used in the impairment analysis. Prior to the Separation (as defined in Note 5), the Company’s LRPs were prepared during the fourth quarter of each year, consistent with Time Warner’s other business units. After the Separation, the Company began preparing its LRPs in the middle of each year. Accordingly, the Company believes the change in the annual

TIME WARNER CABLE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

impairment testing date to be preferable in its circumstances. This change was applied on a prospective basis. The Company does not believe this change would have delayed, accelerated or avoided an impairment charge had the change been applied in prior periods.

The impairment test for intangible assets not subject to amortization involves a comparison of the estimated fair value of the intangible asset with its carrying value. If the carrying value of the intangible asset exceeds its fair value, an impairment charge is recognized in an amount equal to that excess. The estimates of fair value of intangible assets not subject to amortization are determined using a discounted cash flow (“DCF”) analysis. The DCF methodology used to value cable franchise rights entails identifying the projected discrete cash flows related to such cable franchise rights and discounting them back to the valuation date. Significant judgments inherent in this analysis include the selection of appropriate discount rates, estimating the amount and timing of future cash flows attributable to cable franchise rights and identification of appropriate terminal growth rate assumptions. The discount rates used in the DCF analyses are intended to reflect the risk inherent in the projected future cash flows generated by the respective intangible assets. Refer to Note 8 for further details regarding the Company’s indefinite-lived intangible assets and related impairment testing.

Goodwill impairment is determined using a two-step process. The first step involves a comparison of the estimated fair value of each of the Company’s six geographic reporting units to its carrying amount, including goodwill. In performing the first step, the Company determines the fair value of a reporting unit using a DCF analysis that is corroborated by a market-based approach. Determining fair value requires the exercise of significant judgment, including judgment about appropriate discount rates, perpetual growth rates and the amount and timing of expected future cash flows. The cash flows employed in the DCF analyses are based on the Company’s most recent budget and LRPs and, for years beyond the LRPs, the Company’s estimates, which are based on assumed growth rates. The discount rates used in the DCF analyses are intended to reflect the risks inherent in the future cash flows of the respective reporting units. If the estimated fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is not impaired and the second step of the impairment test is not necessary. If the carrying amount of a reporting unit exceeds its estimated fair value, then the second step of the goodwill impairment test must be performed. The second step of the goodwill impairment test compares the implied fair value of the reporting unit’s goodwill with its goodwill carrying amount to measure the amount of impairment, if any. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination. In other words, the estimated fair value of the reporting unit is allocated to all of the assets and liabilities of that unit (including any unrecognized intangible assets) as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the purchase price paid. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment charge is recognized in an amount equal to that excess. Refer to Note 8 for further details regarding the Company’s goodwill and related impairment testing.

Revenues and Costs

Revenues are principally derived from video, high-speed data and voice services and advertising. Subscriber fees are recorded as revenues in the period during which the service is provided. Subscription revenues received from subscribers who purchase bundled services at a discounted rate are allocated to each product in a pro-rata manner based on the individual product’s determined fair value. Installation revenues obtained from subscriber service connections are recognized as a component of Subscription revenues when the connections are completed, as installation revenues recognized are less than the related direct selling costs. Advertising revenues are recognized in the period during which the advertisements are exhibited.

Video programming, high-speed data and voice costs are recorded as the services are provided. Video programming costs are recorded based on the Company’s contractual agreements with its programming vendors. These contracts are generally multi-year agreements that provide for the Company to make payments to the programming vendors at agreed upon market rates based on the number of subscribers to which the Company provides the programming service. If a programming contract expires prior to the parties’ entry into a new agreement and the Company continues to distribute the service, management estimates the programming costs during the period there is no contract in place. In doing so, management considers the previous contractual rates, inflation and the status of the negotiations in determining its

TIME WARNER CABLE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

estimates. When the programming contract terms are finalized, an adjustment to programming expense is recorded, if necessary, to reflect the terms of the new contract. Management also makes estimates in the recognition of programming expense related to other items, such as the accounting for free periods and credits from service interruptions, as well as the allocation of consideration exchanged between the parties in multiple-element transactions. Additionally, judgments are also required by management when the Company purchases multiple services from the same programming vendor. In these scenarios, the total consideration provided to the programming vendor is allocated to the various services received based upon their respective fair values. Because multiple services from the same programming vendor may be received over different contractual periods and may have different contractual rates, the allocation of consideration to the individual services will have an impact on the timing of the Company’s expense recognition.

Launch fees received by the Company from programming vendors are recognized as a reduction of expense on a straight-line basis over the life of the related programming arrangement. Amounts received from programming vendors representing the reimbursement of marketing costs are recognized as a reduction of marketing expenses as the marketing services are provided.

Advertising costs are expensed upon the first exhibition of related advertisements. Marketing expense (including advertising), net of certain reimbursements from programmers, was $629 million in 2010, $563 million in 2009 and $569 million in 2008.

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

In determining the fair value of the respective elements, TWC refers to quoted market prices (where available), historical transactions or comparable cash transactions. The most frequent transactions of this type that the Company encounters involve funds received from its vendors. The Company records cash consideration received from a vendor as a reduction in the price of the vendor’s product unless (i) the consideration is for the reimbursement of a specific, incremental, identifiable cost incurred, in which case the Company would record the cash consideration received as a reduction in such cost or (ii) the Company is providing an identifiable benefit in exchange for the consideration, in which case the Company recognizes revenue for this element.

TIME WARNER CABLE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

With respect to vendor advertising arrangements being negotiated simultaneously with the same cable network, TWC assesses whether each piece of the arrangements is at fair value. The factors that are considered in determining the individual fair value of the programming vary from arrangement to arrangement and include:

•	existence of a “most-favored-nation” clause or comparable assurances as to fair market value with respect to programming;

•	comparison to fees under a prior contract; and

•	comparison to fees paid for similar networks

In determining the fair value of the advertising arrangement, the Company considers advertising rates paid by other advertisers on the Company’s systems with similar terms.

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

For example, TWC is assessed franchise fees by franchising authorities, which are passed on to the customer. The accounting issue presented by these arrangements is whether TWC should report revenues based on the gross amount billed to the ultimate customer or on the net amount received from the customer after payments to franchising authorities. The Company has determined that these amounts should be reported on a gross basis. TWC’s policy is that, in instances where the fees are being assessed directly to the Company, amounts paid to the governmental authorities and amounts received from the customers are recorded on a gross basis. That is, amounts paid to the governmental authorities are recorded as costs of revenues and amounts received from the customer are recorded as Subscription revenues. The amount of such fees recorded on a gross basis related to video and voice services was $585 million in 2010, $544 million in 2009 and $524 million in 2008.

Derivative Financial Instruments

The Company recognizes all derivative financial instruments in the consolidated balance sheet as either assets or liabilities at fair value. Derivative financial instruments are specifically designated, if certain conditions are met, as (a) a

TIME WARNER CABLE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment (a “fair value hedge”) or (b) a hedge of the exposure to variable cash flows of a forecasted transaction or a hedge of the foreign currency exposure of a forecasted transaction denominated in a foreign currency (a “cash flow hedge”). For a derivative financial instrument designated as a fair value hedge, the gain or loss on the derivative financial instrument is recognized in earnings in the period of change together with the offsetting loss or gain on the hedged item attributable to the risk being hedged. As a result, the consolidated statement of operations includes the impact of changes in the fair value of both the derivative financial instrument and the hedged item, which reflects in earnings the extent to which the hedge is ineffective in achieving offsetting changes in fair value. For a derivative financial instrument designated as a cash flow hedge, the effective portion of the gain or loss on the derivative financial instrument is initially reported in equity as a component of accumulated other comprehensive income (loss), net, and subsequently reclassified into earnings when the hedged item (e.g., a forecasted transaction denominated in a foreign currency) affects earnings. The ineffective portion of the gain or loss is reported in earnings immediately. For a derivative financial instrument not designated as a hedging instrument, the gain or loss is recognized in earnings in the period of change. The Company uses derivative financial instruments primarily to manage the risks associated with fluctuations in interest rates and foreign currency exchange rates and does not hold or issue derivative financial instruments for speculative or trading purposes.

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

Accounting for Pension Plans

TWC sponsors qualified noncontributory defined benefit pension plans covering a majority of its employees. TWC also provides a nonqualified noncontributory defined benefit pension plan for certain employees. Pension benefits are based on formulas that reflect the employees’ years of service and compensation during their employment period. The pension expense recognized by the Company is determined using certain assumptions, including the expected long-term rate of return on plan assets, the interest factor implied by the discount rate and the expected rate of compensation increases.

Income Taxes

Prior to the Separation, TWC was not a separate taxable entity for U.S. federal and various state income tax purposes and its results were included in the consolidated U.S. federal and certain state income tax returns of Time Warner. The

TIME WARNER CABLE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

income tax benefits and provisions, related tax payments, and current and deferred tax balances have been prepared as if TWC operated as a stand-alone taxpayer for all periods presented including periods through the date of the Separation. Under the tax sharing arrangement between TWC and Time Warner, TWC is obligated to make tax sharing payments to Time Warner in amounts equal to the taxes it would have paid if it were a separate taxpayer and Time Warner is obligated to make payments to TWC for TWC tax attributes used by Time Warner, but only as and when TWC as a standalone taxpayer would have been able to use such attributes itself. The Company received net cash tax refunds from Time Warner of $87 million in 2010 and $44 million in 2009 and made net cash tax payments to Time Warner of $9 million in 2008.

Income taxes are provided using the asset and liability method. Under this method, income taxes (i.e., deferred tax assets, deferred tax liabilities, taxes currently payable/refunds receivable and tax expense) are recorded based on amounts refundable or payable in the current year and include the results of any difference between GAAP and tax reporting. Deferred income taxes reflect the tax effect of net operating losses, capital losses, general business credit carryforwards and the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial statement and income tax purposes, based upon enacted tax laws and rates. Valuation allowances are established when management determines that it is more likely than not that some portion or the entire deferred tax asset will not be realized. The financial effect of changes in tax laws or rates is accounted for in the period of enactment.

From time to time, the Company engages in transactions in which the tax consequences may be subject to uncertainty. Examples of such transactions include business acquisitions and dispositions, including dispositions designed to be tax free, issues related to consideration paid or received, and certain financing transactions. Significant judgment is required in assessing and estimating the tax consequences of these transactions. The Company prepares and files tax returns based on interpretation of tax laws and regulations. In the normal course of business, the Company’s tax returns are subject to examination by various taxing authorities. Such examinations may result in future tax and interest assessments by these taxing authorities. In determining the Company’s tax provision for financial reporting purposes, the Company establishes a reserve for uncertain income tax positions unless such positions are determined to be more likely than not of being sustained upon examination, based on their technical merits. That is, for financial reporting purposes, the Company only recognizes tax benefits taken on the tax return that it believes are more likely than not of being sustained. There is considerable judgment involved in determining whether positions taken on the tax return are more likely than not of being sustained.

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

TIME WARNER CABLE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Legal Contingencies

The Company is subject to legal, regulatory and other proceedings and claims that arise in the ordinary course of business. The Company records an estimated liability for those proceedings and claims arising in the ordinary course of business when the loss from such proceedings and claims becomes probable and reasonably estimable. The Company reviews outstanding claims with internal and external counsel to assess the probability and the estimates of loss. The Company reassesses the risk of loss as new information becomes available and adjusts liabilities as appropriate. The actual cost of resolving a claim may be substantially different from the amount of the liability recorded. Differences between the estimated and actual amounts determined upon ultimate resolution, individually or in the aggregate, are not expected to have a material adverse effect on the Company’s consolidated financial position but could possibly be material to the Company’s consolidated results of operations or cash flow for any one period.

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

4.	EARNINGS PER SHARE

Basic net income (loss) attributable to TWC common shareholders is determined using the two-class method and is computed by dividing net income (loss) attributable to TWC common shareholders by the weighted average of common shares outstanding during the period. The two-class method is an earnings allocation formula that determines income (loss) per share for each class of common stock and participating security according to dividends declared and participation rights in undistributed earnings. Diluted net income (loss) attributable to TWC common shareholders reflects the more dilutive earnings per share amount calculated using the treasury stock method or the two-class method.

Set forth below is a reconciliation of net income (loss) attributable to TWC common shareholders per basic and diluted common share (in millions, except per share data):

	Year Ended December 31,
	2010	2009	2008

Net income (loss) attributable to TWC shareholders	$1,308	$1,070	$(7,344)
Less: Net income allocated to participating securities(a)	(9)	—	—

Net income (loss) attributable to TWC common shareholders	$1,299	$1,070	$(7,344)

Average common shares outstanding:
Basic	354.2	349.0	325.7
Dilutive effect of non-participating equity awards	2.3	0.6	—

Diluted (two-class method)	356.5	349.6	325.7
Dilutive effect of participating equity awards(a)	3.0	1.3	—

Diluted (treasury stock method)	359.5	350.9	325.7

Net income (loss) per common share attributable to TWC common shareholders:
Basic	$3.67	$3.07	$(22.55)

Diluted	$3.64	$3.05	$(22.55)

(a)	The Company’s restricted stock units granted to employees and non-employee directors are considered participating securities with respect to regular quarterly cash dividends.

TIME WARNER CABLE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Diluted net loss per common share attributable to TWC common shareholders for 2008 excludes 0.2 million common shares issuable under the Company’s stock compensation plans because they did not have a dilutive effect due to the Company’s loss from continuing operations.

5.	SEPARATION FROM TIME WARNER, RECAPITALIZATION AND TWC REVERSE STOCK SPLIT

On March 12, 2009, TWC’s separation from Time Warner was completed pursuant to a Separation Agreement dated as of May 20, 2008 (the “Separation Agreement”) between TWC and its subsidiaries, Time Warner Entertainment Company, L.P. (“TWE”) and TW NY, and Time Warner and its subsidiaries, Warner Communications Inc. (“WCI”), Historic TW Inc. (“Historic TW”) and American Television and Communications Corporation (“ATC”). In accordance with the Separation Agreement, on February 25, 2009, Historic TW transferred its 12.43% non-voting common stock interest in TW NY to TWC in exchange for 26.7 million newly issued shares (after giving effect to the TWC Reverse Stock Split discussed below) of TWC’s Class A common stock (the “TW NY Exchange”). On March 12, 2009, TWC paid a special cash dividend of $30.81 per share (after giving effect to the TWC Reverse Stock Split), aggregating $10.856 billion, to holders of record on March 11, 2009 of TWC’s outstanding Class A common stock and Class B common stock (the “Special Dividend”). Following the payment of the Special Dividend, each outstanding share of TWC Class A common stock and TWC Class B common stock was automatically converted (the “Recapitalization”) into one share of common stock, par value $0.01 per share (the “TWC Common Stock”). TWC’s separation from Time Warner (the “Separation”) was effected as a pro rata dividend of all shares of TWC Common Stock held by Time Warner to holders of record of Time Warner’s common stock (the “Spin-Off Dividend” or the “Distribution”). The TW NY Exchange, the Special Dividend, the Recapitalization, the Separation and the Distribution collectively are referred to as the “Separation Transactions.”

In connection with the Separation Transactions, on March 12, 2009, the Company implemented a reverse stock split at a 1-for-3 ratio (the “TWC Reverse Stock Split”), effective immediately after the Recapitalization. The shares of TWC Common Stock distributed in the Spin-Off Dividend reflected both the Recapitalization and the TWC Reverse Stock Split.

6.	NAVISITE ACQUISITION

On February 1, 2011, TWC entered into an agreement to acquire NaviSite, Inc. (“NaviSite”) for $5.50 per share of NaviSite common stock in cash, or a total equity value of approximately $230 million. As of February 1, 2011, NaviSite had approximately $50 million of debt and approximately $35 million of preferred equity. NaviSite provides enterprise-class hosting, managed application, messaging and cloud services. NaviSite common stock is listed on the NASDAQ Capital Market. The transaction, which is subject to NaviSite stockholder approval, certain regulatory approvals and customary closing conditions, is expected to close in the second quarter of 2011. On February 8, 2011, a lawsuit was filed on behalf of a purported class of NaviSite stockholders against NaviSite, certain of its officers and directors and TWC alleging breaches of fiduciary duty and that the consideration to be paid in connection with the transaction is inadequate. The lawsuit seeks to enjoin the transaction and monetary damages. The Company intends to defend against this lawsuit vigorously.

TIME WARNER CABLE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

7.	INVESTMENTS

The components of the Company’s investments as of December 31, 2010 and 2009 and related ownership percentages as of December 31, 2010 are presented in the table below (in millions):

		Investment Balance as of
	Ownership	December 31,
	Percentage	2010	2009

Equity-method investments:
SpectrumCo	31.2%	$692	$691
Clearwire Communications	4.7%	94	207
Other		59	53

Total equity-method investments		845	951
Other investments		21	24

Total investments		$866	$975

For the years ended December 31, 2010 and 2009, the Company recognized losses from equity-method investments of $110 million and $49 million, respectively, and, for the year ended December 31, 2008, recognized income from equity-method investments of $16 million, which is included in other expense, net, in the consolidated statement of operations.

SpectrumCo

TWC is a participant in a joint venture with certain other cable companies (“SpectrumCo”) that holds advanced wireless spectrum (“AWS”) licenses. TWC made net cash investments in SpectrumCo of $2 million in 2010, $29 million in 2009 and $3 million in 2008.

Clearwire Communications

TWC holds an equity interest in Clearwire Communications LLC (“Clearwire Communications”), the operating subsidiary of Clearwire Corporation (“Clearwire”), a publicly traded company that was formed by the combination of the respective wireless broadband businesses of Sprint Nextel Corporation (“Sprint”) and Clearwire Communications. Clearwire is focused on deploying a nationwide fourth-generation (“4G”) wireless network to provide mobile broadband services to wholesale and retail customers. In connection with TWC’s initial investment in Clearwire Communications, TWC entered into wholesale agreements with Clearwire and Sprint that allow TWC to offer wireless services utilizing Clearwire’s 4G WiMax network and Sprint’s third-generation code division multiple access (“CDMA”) network. TWC made net cash investments in Clearwire Communications of $4 million in 2010, $97 million in 2009 and $536 million in 2008.

During 2008, the Company recorded a noncash pretax impairment charge of $367 million on its investment in Clearwire Communications as a result of a significant decline in the estimated fair value of the investment, which is included in other expense, net, in the consolidated statement of operations. The primary input in estimating the fair value of TWC’s investment in Clearwire Communications was the quoted market value of Clearwire’s publicly traded shares of Class A common stock at December 31, 2008, which declined significantly from May 2008, the date TWC agreed to make its initial investment.

As of December 31, 2010, the Company’s equity interest in the underlying net assets of Clearwire Communications exceeded the carrying value of the Company’s investment by approximately $200 million. Such difference relates to intangible assets not subject to amortization and, therefore, is not being amortized.

In its Quarterly Report on Form 10-Q for the quarter ended September 30, 2010, Clearwire disclosed that it may not be able to continue to operate as a going concern. Subsequently, in December 2010, Clearwire raised $1.404 billion in a private placement of debt securities. There can be no assurance that Clearwire will be able to obtain sufficient financing in

TIME WARNER CABLE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

the future to continue its business, and it is possible that the Company may record an impairment charge on its investment in Clearwire Communications in the future.

8.	INTANGIBLE ASSETS AND GOODWILL

As of December 31, 2010 and 2009, the Company’s intangible assets and related accumulated amortization consisted of the following (in millions):

	December 31, 2010			December 31, 2009
		Accumulated			Accumulated
	Gross	Amortization	Net	Gross	Amortization	Net

Intangible assets subject to amortization:
Customer relationships(a)	$6	$(5)	$1	$952	$(803)	$149
Cable franchise renewals and access rights	220	(94)	126	202	(83)	119
Other	42	(37)	5	42	(36)	6

Total(a)	$268	$(136)	$132	$1,196	$(922)	$274

Intangible assets not subject to amortization:
Cable franchise rights	$25,013	$(922)	$24,091	$25,014	$(922)	$24,092

(a)	The decrease in the gross and accumulated amortization balances for intangible assets subject to amortization was primarily due to customer relationships acquired in the July 31, 2006 transactions with Adelphia Communications Corporation and Comcast Corporation and the 2007 dissolution of Texas and Kansas City Cable Partners, L.P. that became fully amortized during 2010 and were subsequently written off.

The Company recorded amortization expense of $168 million in 2010, $249 million in 2009 and $262 million in 2008. Based on the remaining carrying value of intangible assets subject to amortization as of December 31, 2010, amortization expense is expected to be $24 million in 2011, $22 million in 2012, $18 million in 2013, $15 million in 2014 and $12 million in 2015. These amounts may vary as acquisitions and dispositions occur in the future.

Changes in the carrying value of the Company’s goodwill from January 1 through December 31 are presented below (in millions):

	December 31,
	2010	2009

Balance at beginning of year	$2,111	$2,101
Adjustments and other changes	(20)	10

Balance at end of year(a)	$2,091	$2,111

(a)	There are no accumulated goodwill impairment charges as of December 31, 2010 and 2009.

Annual Impairment Analysis

Indefinite-lived intangible assets, primarily the Company’s cable franchise rights, and goodwill are tested for impairment annually or upon the occurrence of a triggering event. The impairment test for intangible assets not subject to amortization involves a comparison of the estimated fair value of the intangible asset with its carrying value. The Company determines the fair value of the intangible asset using a DCF analysis, which utilizes significant unobservable inputs (Level 3) within the fair value hierarchy. The impairment test for goodwill involves a comparison of the estimated fair value of each of the Company’s six geographic reporting units to its carrying amount, including goodwill. The Company determines the fair value of a reporting unit using a DCF analysis that is corroborated by a market-based approach, which utilizes significant unobservable inputs (Level 3) within the fair value hierarchy. Determining fair value requires the exercise of significant judgment, including judgment about appropriate discount rates, perpetual growth rates and the amount and timing of future cash flows.

The Company determined that cable franchise rights and goodwill were not impaired during its annual impairment analyses as of July 1, 2010 and December 31, 2009 respectively. The Company’s 2008 impairment analysis, which was

TIME WARNER CABLE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

performed as of December 31, 2008, did not result in any goodwill impairments, but did result in a noncash pretax impairment charge on cable franchise rights of $14.822 billion.

The carrying value of cable franchise rights and goodwill by unit of accounting as of December 31, 2010 and 2009 was as follows (in millions):

	Carrying Value as of
	December 31, 2010		December 31, 2009
	Cable		Cable
	Franchise		Franchise
	Rights	Goodwill	Rights	Goodwill

Midwest	$5,934	$562	$5,028	$505
Northeast	5,645	466	5,645	466
Carolinas	3,969	231	3,908	224
West	3,498	484	3,350	489
New York City	3,345	204	3,345	204
Texas	1,700	144	1,700	143
National(a)	—	—	722	80
Kansas City(a)	—	—	394	—

Total	$24,091	$2,091	$24,092	$2,111

(a)	In connection with certain operational reorganizations during 2010, the Company combined its Kansas City and Midwest reporting units. In addition, the Company dissolved its National reporting unit and allocated the systems contained therein to its West, Midwest and Carolinas reporting units. The Company tested the cable franchise rights and goodwill held by the aforementioned units of accounting for impairment immediately prior to the reorganizations and determined that no impairments existed.

The 2008 cable franchise rights impairment charge by unit of accounting was as follows (in millions):

West	$3,558
New York City	2,156
Texas	3,270
Midwest	2,835
Carolinas	1,659
Northeast	962
National	382
Kansas City	—

Total	$14,822

As a result of the cable franchise rights impairment charge taken in 2008, the carrying values of the Company’s impaired cable franchise rights (which represented the cable franchise rights in all of the Company’s eight units of accounting except for Kansas City) were adjusted to their estimated fair values as of December 31, 2008.

TIME WARNER CABLE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

9.	DEBT

TWC’s debt as of December 31, 2010 and 2009 was as follows:

		Outstanding Balance as of
		December 31,
	Maturity	2010	2009
		(in millions)

Revolving credit facility	2013	$—	$—
Commercial paper program(a)	2013	—	1,261
Senior notes and debentures(b)	2012-2040	23,118	21,059
Capital leases and other		3	11

Total		$23,121	$22,331

(a)	Outstanding balance amount as of December 31, 2009 excludes an unamortized discount on commercial paper of $1 million.
(b)	The weighted-average effective interest rate for senior notes and debentures as of December 31, 2010 is 6.231% and includes the effects of interest rate swap contracts.

Revolving Credit Facility and Commercial Paper Program

On November 3, 2010, the Company entered into a credit agreement for a $4.0 billion senior unsecured three-year revolving credit facility maturing in November 2013 (the “$4.0 billion Revolving Credit Facility”), and the Company’s $5.875 billion senior unsecured five-year revolving credit facility (the “$5.875 billion Revolving Credit Facility”), scheduled to mature in February 2011, was terminated.

The Company’s obligations under the $4.0 billion Revolving Credit Facility are guaranteed by its subsidiaries, TWE and TW NY. Borrowings under the $4.0 billion Revolving Credit Facility bear interest at a rate based on the credit rating of TWC, which rate was LIBOR plus 1.25% per annum at December 31, 2010. In addition, TWC is required to pay a facility fee on the aggregate commitments under the $4.0 billion Revolving Credit Facility at a rate determined by the credit rating of TWC, which rate was 0.25% per annum at December 31, 2010. TWC may also incur an additional usage fee of 0.25% per annum on the outstanding loans and other extensions of credit under the $4.0 billion Revolving Credit Facility if and when such amounts exceed 25% of the aggregate commitments thereunder. The $4.0 billion Revolving Credit Facility provides same-day funding capability, and a portion of the aggregate commitments, not to exceed $500 million at any time, may be used for the issuance of letters of credit.

The $4.0 billion Revolving Credit Facility contains conditions, covenants, representations and warranties and events of default (with customary grace periods, as applicable) substantially similar to the conditions, covenants, representations and warranties and events of default that were contained in the Company’s $5.875 billion Revolving Credit Facility, including a maximum leverage ratio covenant of 5.0 times TWC’s consolidated EBITDA. The terms and related financial metrics associated with the leverage ratio are defined in the agreement. At December 31, 2010, TWC was in compliance with the leverage ratio covenant, calculated in accordance with the agreement, with a ratio of approximately 2.9 times. The $4.0 billion Revolving Credit Facility does not contain any: credit ratings-based defaults or covenants; ongoing covenants or representations specifically relating to a material adverse change in TWC’s financial condition or results of operations; or borrowing restrictions due to material adverse changes in the Company’s business or market disruption. Borrowings under the $4.0 billion Revolving Credit Facility may be used for general corporate purposes, and unused credit is available to support borrowings under the CP Program (as defined below).

In connection with the entry into the $4.0 billion Revolving Credit Facility, the Company’s unsecured commercial paper program (the “CP Program”) was reduced from $6.0 billion to $4.0 billion. The CP Program is also guaranteed by TW NY and TWE. Commercial paper issued under the CP Program is supported by unused committed capacity under the $4.0 billion Revolving Credit Facility and ranks pari passu with other unsecured senior indebtedness of TWC, TWE and TW NY.

TIME WARNER CABLE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2010, TWC’s unused committed financial capacity was $6.891 billion, reflecting $3.047 billion of cash and equivalents and $3.844 billion of available borrowing capacity under the $4.0 billion Revolving Credit Facility (which reflects a reduction of $156 million for outstanding letters of credit backed by the $4.0 billion Revolving Credit Facility).

Senior Notes and Debentures

TWC Notes and Debentures

Notes and debentures issued by TWC as of December 31, 2010 and 2009 were as follows:

	Date of
			Semi-annual			Outstanding Balance as of
			Interest	Principal	Interest	December 31,
	Issuance	Maturity	Payments	Amount	Rate	2010(a)	2009(a)
				(in millions)		(in millions)

5-year notes	Apr 2007	July 2012	Jan/July	$1,500	5.400%	$1,529	$1,502
5-year notes	June 2008	July 2013	Jan/July	1,500	6.200%	1,550	1,500
5-year notes	Nov 2008	Feb 2014	Feb/Aug	750	8.250%	771	738
5-year notes	Mar 2009	Apr 2014	Apr/Oct	1,000	7.500%	1,042	1,001
5-year notes	Dec 2009	Feb 2015	Feb/Aug	500	3.500%	512	485
10-year notes	Apr 2007	May 2017	May/Nov	2,000	5.850%	2,000	1,997
10-year notes	June 2008	July 2018	Jan/July	2,000	6.750%	1,999	1,999
10-year notes	Nov 2008	Feb 2019	Feb/Aug	1,250	8.750%	1,235	1,233
10-year notes	Mar 2009	Apr 2019	Apr/Oct	2,000	8.250%	1,989	1,988
10-year notes	Dec 2009	Feb 2020	Feb/Aug	1,500	5.000%	1,472	1,469
10-year notes	Nov 2010	Feb 2021	Feb/Aug	700	4.125%	696	—
30-year debentures	Apr 2007	May 2037	May/Nov	1,500	6.550%	1,492	1,491
30-year debentures	June 2008	July 2038	Jan/July	1,500	7.300%	1,496	1,496
30-year debentures	June 2009	June 2039	June/Dec	1,500	6.750%	1,459	1,458
30-year debentures	Nov 2010	Nov 2040	May/Nov	1,200	5.875%	1,176	—

Total				$20,400		$20,418	$18,357

(a)	Outstanding balance amounts as of December 31, 2010 and 2009 exclude an unamortized discount of $149 million and $131 million, respectively, and include the estimated fair value of interest rate swap assets (liabilities), net, of $167 million and $(12) million, respectively.

TWC has a shelf registration statement on file with the Securities and Exchange Commission (“SEC”) that allows TWC to offer and sell from time to time senior and subordinated debt securities and debt warrants. During 2007 through 2010, TWC issued notes and debentures (the “TWC Debt Securities”) publicly in a number of offerings. TWC’s obligations under the TWC Debt Securities are guaranteed by TWE and TW NY (the “TWC Debt Guarantors”).

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

The TWC Debt Securities may be redeemed in whole or in part at any time at the Company’s option at a redemption price equal to the greater of (i) all of the principal amount of the TWC Debt Securities being redeemed and (ii) the sum of the present values of the remaining scheduled payments on such TWC Debt Securities discounted to the redemption date on a semi-annual basis at a government treasury rate plus a designated number of basis points for each of the securities as

TIME WARNER CABLE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

further described in the TWC Indenture and the applicable TWC Debt Security, plus, in each case, accrued but unpaid interest to the redemption date.

TWE Notes and Debentures

Notes and debentures issued by TWE as of December 31, 2010 and 2009 were as follows:

	Date of
			Semi-annual			Outstanding Balance as of
			Interest	Principal	Interest	December 31,
	Issuance	Maturity	Payments	Amount	Rate	2010(a)	2009(a)
				(in millions)		(in millions)

20-year notes	Apr 1992	May 2012	May/Nov	$250	10.150%	$258	$259
20-year notes	Oct 1992	Oct 2012	Apr/Oct	350	8.875%	362	359
30-year debentures	Mar 1993	Mar 2023	Mar/Sept	1,000	8.375%	1,033	1,035
40-year debentures	July 1993	July 2033	Jan/July	1,000	8.375%	1,047	1,049

Total				$2,600		$2,700	$2,702

(a)	Outstanding balance amounts as of December 31, 2010 and 2009, include an unamortized fair value adjustment of $91 million and $102 million, respectively, which includes the fair value adjustment recognized as a result of the 2001 merger of America Online, Inc. (now known as AOL Inc.) and Time Warner Inc. (now known as Historic TW) and, as of December 31, 2010, the outstanding balance amount includes the estimated fair value of interest rate swap assets, net, of $9 million. The fair value adjustment is amortized over the term of the related debt instrument as a reduction to interest expense.

During 1992 and 1993, TWE issued notes and debentures (the “TWE Debt Securities”) publicly in a number of offerings. TWE’s obligations under the TWE Debt Securities are guaranteed by TWC and TW NY (the “TWE Debt Guarantors”). TWE has no obligation to file reports with the SEC under the Exchange Act.

The TWE Debt Securities were issued pursuant to an indenture, dated as of April 30, 1992, as it has been and may be amended from time to time (the “TWE Indenture”) by and among TWE, the TWE Debt Guarantors and The Bank of New York Mellon, as trustee. The TWE Indenture contains customary covenants relating to restrictions on the ability of TWE or any material subsidiary to create liens and on the ability of TWE and the TWE Debt Guarantors to consolidate, merge or convey or transfer substantially all of their assets. The TWE Indenture also contains customary events of default. The TWE Debt Securities are unsecured senior obligations of TWE and rank equally with its other unsecured and unsubordinated obligations. Interest on each series of TWE Debt Securities is payable semi-annually in arrears. The guarantees of the TWE Debt Securities are unsecured senior obligations of the TWE Debt Guarantors and rank equally in right of payment with all other unsecured and unsubordinated obligations of the TWE Debt Guarantors. The TWE Debt Securities are not redeemable before maturity.

Debt Issuance Costs

For the years ended December 31, 2010 and 2009, the Company capitalized debt issuance costs of $25 million and $34 million, respectively, in connection with the Company’s 2010 and 2009 public debt issuances. For the year ended December 31, 2008, the Company capitalized debt issuance costs of $97 million in connection with the 364-day senior unsecured term loan facility entered into in 2008 in connection with the Separation (the “2008 Bridge Facility”) and the Company’s 2008 public debt issuances. These capitalized costs are amortized over the term of the related debt instrument and are included as a component of interest expense, net, in the consolidated statement of operations.

For the years ended December 31, 2009 and 2008, the Company recognized as expense Separation-related debt issuance costs of $13 million and $45 million, respectively, which are included as a component of interest expense, net, in the consolidated statement of operations. The Separation-related debt issuance costs recognized as expense in 2009 primarily related to upfront loan fees for the 2008 Bridge Facility, which were recognized as expense when the facility was repaid and terminated following the Company’s public debt issuance in March 2009. The Separation-related debt issuance costs recognized as expense in 2008 primarily related to the portion of the upfront loan fees for the 2008 Bridge Facility

TIME WARNER CABLE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

that was recognized as expense due to the reduction of commitments under such facility as a result of the Company’s public debt issuances in June 2008 and November 2008.

Maturities

Annual maturities of debt total $0 in 2011, $2.101 billion in 2012, $1.501 billion in 2013, $1.750 billion in 2014, $500 million in 2015 and $17.151 billion thereafter.

Interest Rate Risk

The Company is exposed to the market risk of adverse changes in interest rates. To manage the volatility relating to these exposures, the Company’s policy is to maintain a mix of fixed-rate and variable-rate debt by entering into various interest rate derivative transactions as described in Note 11. Using interest rate swaps, the Company agrees to exchange, at specified intervals, the difference between fixed and variable interest amounts calculated by reference to an agreed-upon notional principal amount.

The following table summarizes the terms of the Company’s existing fixed to variable interest rate swaps as of December 31, 2010 and 2009:

	2010	2009

Maturities	2012-2017	2012-2015
Notional amount (in millions)	$6,250	$5,250
Average pay rate (variable based on LIBOR plus variable margins)	4.33%	4.03%
Average receive rate (fixed)	6.47%	6.24%
Estimated fair value of asset (liability), net (in millions)	$176	$(12)

The notional amounts of interest rate instruments, as presented in the above table, are used to measure interest to be paid or received and do not represent the amount of exposure to credit loss. Interest rate swaps represent an integral part of the Company’s interest rate risk management program and resulted in a decrease in interest expense, net, of $117 million in 2010 and $30 million in 2009.

10.	MANDATORILY REDEEMABLE PREFERRED EQUITY MEMBERSHIP UNITS

In connection with the financing of the acquisition of substantially all of the cable assets of Adelphia Communications Corporation in 2006, TW NY Cable LLC (“TW NY Cable”), a subsidiary of TWC, issued $300 million of its Series A Preferred Membership Units (the “TW NY Cable Preferred Membership Units”) to a limited number of third parties. The TW NY Cable Preferred Membership Units pay cash dividends at an annual rate equal to 8.210% of the sum of the liquidation preference thereof and any accrued but unpaid dividends thereon, on a quarterly basis. The TW NY Cable Preferred Membership Units are subject to mandatory redemption by TW NY Cable on August 1, 2013 and are not redeemable by TW NY Cable at any time prior to that date. The redemption price of the TW NY Cable Preferred Membership Units is equal to the respective holders’ liquidation preference plus any accrued and unpaid dividends through the redemption date. Except under limited circumstances, holders of TW NY Cable Preferred Membership Units have no voting rights.

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

TIME WARNER CABLE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

11.	DERIVATIVE FINANCIAL INSTRUMENTS

The fair values of the assets and liabilities associated with the Company’s derivative financial instruments recorded in the consolidated balance sheet as of December 31, 2010 and 2009 were as follows (in millions):

	Balance Sheet	December 31,
	Location	2010	2009

Assets:
Derivatives designated as hedging instruments:
Interest rate swap contracts	Other assets	$176	$25
Foreign currency forward contracts	Other current assets	1	1

Total assets		$177	$26

Liabilities:
Derivatives designated as hedging instruments:
Interest rate swap contracts	Other liabilities	$—	$37
Foreign currency forward contracts	Other current liabilities	—	1
Derivatives not designated as hedging instruments:
Equity award reimbursement obligation	Other current liabilities	20	35

Total liabilities		$20	$73

Interest Rate Swap Contracts

Interest rate swap contracts are used to change the nature of outstanding debt (e.g., convert fixed-rate debt into variable-rate debt or convert variable-rate debt into fixed-rate debt). As of December 31, 2010, the Company had interest rate swap contracts outstanding that effectively convert $6.250 billion of fixed-rate debt instruments, with maturities extending through May 2017, to variable-rate debt. Such contracts are designated as fair value hedges. Under its interest rate swap contracts, the Company is entitled to receive semi-annual fixed rates of interest ranging from 3.500% to 10.150% and is required to make semi-annual interest payments at variable rates based on LIBOR plus margins ranging from 0.755% to 8.442%. During the years ended December 31, 2010 and 2009, the Company recognized no gain or loss related to its interest rate swap contracts because the changes in the fair values of such instruments were completely offset by the changes in the fair values of the hedged fixed-rate debt.

Foreign Currency Forward Contracts

Foreign currency forward contracts are used to mitigate the risk to the Company from changes in foreign currency exchange rates. As of December 31, 2010, the Company had outstanding foreign currency forward contracts to buy Philipine pesos for $11 million. Such contracts, which extend through May 2011, are designated as cash flow hedges and specifically relate to forecasted payments denominated in the Philippine peso made to vendors who provide customer care support services. For the years ended December 31, 2010 and 2009, the effects of foreign currency forward contracts on earnings were immaterial. The Company expects insignificant net gains (losses) to be reclassified out of accumulated other comprehensive loss, net, and into earnings within the next 12 months.

TIME WARNER CABLE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Equity Award Reimbursement Obligation

Upon the exercise of Time Warner stock options held by TWC employees, TWC is obligated to reimburse Time Warner for the excess of the market price of Time Warner common stock on the day of exercise over the option exercise price (the “intrinsic” value of the award). Prior to the Separation, TWC recorded an equity award reimbursement obligation for the intrinsic value of vested and outstanding Time Warner stock options held by TWC employees. This liability was adjusted each reporting period to reflect changes in the market price of Time Warner common stock and the number of Time Warner stock options held by TWC employees with an offsetting adjustment to TWC shareholders’ equity. Beginning on March 12, 2009, the date of the Separation, TWC began accounting for the equity award reimbursement obligation as a derivative financial instrument because, as of such date, Time Warner was no longer a controlling shareholder of the Company. The Company records the equity award reimbursement obligation at fair value in the consolidated balance sheet, which is estimated using the Black-Scholes model, and, on March 12, 2009, TWC established a liability for the fair value of the equity award reimbursement obligation in other liabilities with an offsetting adjustment to TWC shareholders’ equity. The change in the equity award reimbursement obligation fluctuates primarily with the fair value and expected volatility of Time Warner common stock and changes in fair value are recorded in earnings in the period of change. Refer to Note 12 for the changes in the fair value of the equity award reimbursement obligation which are recognized in net income.

12.	FAIR VALUE MEASUREMENTS

Derivative Financial Instruments

The fair values of derivative financial instruments classified as assets and liabilities as of December 31, 2010 and 2009 were as follows (in millions):

	December 31, 2010			December 31, 2009
		Fair Value Measurements			Fair Value Measurements
	Fair Value	Level 2	Level 3	Fair Value	Level 2	Level 3

Assets:
Interest rate swap contracts	$176	$176	$—	$25	$25	$—
Foreign currency forward contracts	1	1	—	1	1	—

Total	$177	$177	$—	$26	$26	$—

Liabilities:
Interest rate swap contracts	$—	$—	$—	$37	$37	$—
Foreign currency forward contracts	—	—	—	1	1	—
Equity award reimbursement obligation	20	—	20	35	—	35

Total	$20	$—	$20	$73	$38	$35

The fair value of interest rate swap contracts, classified as Level 2, utilized a discounted cash flow analysis based on the terms of the contract and the interest rate curve. The fair value of foreign currency forward contracts, classified as Level 2, utilized an income approach model based on forward rates less the contract rate multiplied by the notional amount. The fair value of the equity award reimbursement obligation, classified as Level 3, utilized a market approach model using the fair value and expected volatility of Time Warner common stock.

TIME WARNER CABLE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Changes in the fair value of the equity award reimbursement obligation, valued using significant unobservable inputs (Level 3), from January 1 through December 31 are presented below (in millions):

	2010	2009

Balance at beginning of year	$35	$—
Establishment of equity award reimbursement obligation	—	16
(Gains) losses recognized in net income	(5)	21
Payments to Time Warner for awards exercised	(10)	(2)

Balance at end of year	$20	$35

Other Financial Instruments

The Company’s other financial instruments, excluding debt subject to interest rate swap contracts, are not required to be carried at fair value. Based on the level of interest rates prevailing at December 31, 2010 and 2009, the fair value of TWC’s fixed-rate debt and mandatorily redeemable preferred equity exceeded the carrying value by approximately $2.818 billion and $2.280 billion as of December 31, 2010 and 2009, respectively. Unrealized gains or losses on debt do not result in the realization or expenditure of cash and are not recognized for financial reporting purposes unless the debt is retired prior to its maturity. The carrying value for the majority of the Company’s other financial instruments approximates fair value due to the short-term nature of such instruments. For the remainder of the Company’s other financial instruments, differences between the carrying value and fair value are not significant as of December 31, 2010. The fair value of financial instruments is generally determined by reference to the market value of the instrument as quoted on a national securities exchange or in an over-the-counter market. In cases where a quoted market value is not available, fair value is based on an estimate using present value or other valuation techniques.

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

13.	TWC SHAREHOLDERS’ EQUITY

Shares Authorized and Outstanding

As of December 31, 2010, TWC is authorized to issue up to approximately 8.333 billion shares of TWC Common Stock, par value $0.01 per share, of which 348.3 million and 352.5 million shares were issued and outstanding as of December 31, 2010 and 2009, respectively. TWC is also authorized to issue up to approximately 333 million shares of preferred stock, par value $0.01 per share. As of December 31, 2010 and 2009, no preferred shares have been issued, nor does the Company have current plans to issue preferred shares.

Common Stock Repurchase Program

On October 29, 2010, TWC’s Board of Directors authorized a $4.0 billion common stock repurchase program (the “Stock Repurchase Program”). Purchases under the Stock Repurchase Program may be made from time to time on the open market and in privately negotiated transactions. The size and timing of the Company’s purchases under the Stock Repurchase Program are based on a number of factors, including price and business and market conditions. From the program’s inception through December 31, 2010, the Company repurchased 8.0 million shares of TWC Common Stock for $515 million, including 0.6 million shares repurchased for $43 million that settled in January 2011. As of December 31, 2010, the Company had $3.485 billion remaining under the Stock Repurchase Program.

TIME WARNER CABLE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Changes in Common Stock

Changes in the Company’s common stock by share class from January 1 through December 31 are presented below (in millions):

	TWC	TWC
	Class A	Class B	TWC
	Common	Common	Common
	Stock	Stock	Stock

Balance as of December 31, 2007 and 2008	300.7	25.0	—
Shares issued in the TW NY Exchange(a)	26.7	—	—
Shares converted in the Recapitalization(a)	(327.4)	(25.0)	352.4
Equity-based compensation plans	—	—	0.1

Balance as of December 31, 2009	—	—	352.5

Equity-based compensation plans			3.8
Repurchase and retirement of common stock			(8.0)

Balance as of December 31, 2010			348.3

(a)	Refer to Note 5 for further details regarding the TW NY Exchange and the Recapitalization.

Common Stock Dividends

The Company’s Board of Directors declared quarterly cash dividends per share of TWC Common Stock in 2010 as follows (in millions, except per share data):

	Per Share	Amount

January	$0.40	$144
April	0.40	144
July	0.40	144
November	0.40	144

Total	$1.60	$576

On January 26, 2011, TWC’s Board of Directors declared a quarterly cash dividend of $0.48 per share of TWC Common Stock, payable in cash on March 15, 2011 to stockholders of record at the close of business on February 28, 2011.

Accumulated Other Comprehensive Loss, Net

The following summary sets forth the components of other comprehensive loss, net of tax, accumulated in TWC shareholders’ equity (in millions):

	December 31,
	2010	2009

Unrealized losses on pension benefit obligations	$(293)	$(317)
Deferred gains (losses) on cash flow hedges	2	(2)

Accumulated other comprehensive loss, net	$(291)	$(319)

14.	EQUITY-BASED COMPENSATION

TWC Equity Plan

The Company has granted options to purchase shares of TWC Common Stock and restricted stock units (“RSUs”) to its employees and non-employee directors under the Time Warner Cable Inc. 2006 Stock Incentive Plan (the “2006 Plan”). As of December 31, 2010, the 2006 Plan provides for the issuance of up to 51.3 million shares of TWC Common

TIME WARNER CABLE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Stock of which 17.7 million shares are available for grant. Upon the exercise of a TWC stock option or the vesting of a TWC RSU, shares of TWC Common Stock may be issued from authorized but unissued shares or from treasury stock, if any.

Stock options granted under the 2006 Plan have exercise prices equal to the fair market value of TWC Common Stock at the date of grant. Generally, TWC stock options vest ratably over a four-year vesting period and expire ten years from the date of grant. TWC stock option awards provide for accelerated vesting upon the grantee’s termination of employment after reaching a specified age and years of service. In connection with the payment of the Special Dividend and the TWC Reverse Stock Split, adjustments were made to the number of shares covered by and exercise prices of outstanding TWC stock options to maintain the fair value of those awards. These adjustments were made pursuant to existing antidilution provisions in the 2006 Plan and related award agreements and, therefore, did not result in the recognition of incremental compensation expense. Refer to “Separation-related Equity Awards” below for further details.

RSUs granted under the 2006 Plan generally vest equally on each of the third and fourth anniversary of the grant date. TWC RSUs provide for accelerated vesting upon the grantee’s termination of employment after reaching a specified age and years of service. Shares of TWC Common Stock will generally be issued at the end of the vesting period of a TWC RSU. TWC RSUs awarded to non-employee directors are not subject to vesting or forfeiture restrictions and the shares underlying the TWC RSUs will generally be issued in connection with a director’s termination of service as a director. Pursuant to the directors’ compensation program, certain directors with more than three years of service on the Board of Directors have elected an in-service vesting period for their RSU awards. Holders of TWC RSUs are generally entitled to receive cash dividend equivalents or retained distributions related to regular cash dividends or other distributions, respectively, paid by TWC. Retained distributions are subject to the vesting requirements of the underlying TWC RSUs. Refer to “Separation-related Equity Awards” below for further details.

Separation-related Equity Awards

In connection with the Special Dividend, holders of TWC RSUs could elect to receive the retained distribution on their TWC RSUs related to the Special Dividend (the “Special Dividend retained distribution”) in the form of cash (payable, without interest, upon vesting of the underlying RSUs) or in the form of additional TWC RSUs (with the same vesting dates as the underlying RSUs). In connection with these elections and in conjunction with the payment of the Special Dividend, during the first quarter of 2009, the Company (a) granted 1,305,000 TWC RSUs and (b) established a liability of $46 million in other liabilities and TWC shareholders’ equity in the consolidated balance sheet for the Special Dividend retained distribution to be paid in cash, taking into account estimated forfeitures. In addition, in connection with the TWC Reverse Stock Split, pursuant to the 2006 Plan and related award agreements, adjustments were made to reduce the number of outstanding TWC RSUs. Neither the payment of the Special Dividend retained distribution (in cash or additional TWC RSUs) nor the adjustment to reflect the TWC Reverse Stock Split results in the recognition of incremental compensation expense. During the years ended December 31, 2010 and 2009, the Company made cash payments of $6 million and $1 million, respectively, against the Special Dividend retained distribution liability, which are included in other financing activities in the consolidated statement of cash flows. Of the remaining $39 million liability, $12 million is classified as a current liability in other current liabilities in the consolidated balance sheet.

As discussed below, as a result of the Separation, pursuant to their terms, Time Warner equity awards held by TWC employees were forfeited and/or experienced a reduction in value. During the second quarter of 2009, TWC granted TWC stock options and TWC RSUs to its employees to offset these forfeitures and/or reduced values (the “Separation-related ‘make-up’ equity awards”). The vesting and expiration dates of such awards were based on the terms of the related Time Warner award and were expensed over a period of approximately one year beginning in the second quarter of 2009. During the years ended December 31, 2010 and 2009, TWC recognized compensation expense for Separation-related “make-up” equity awards of $5 million and $9 million, respectively.

Other information pertaining to TWC stock options and TWC RSUs is discussed below.

TIME WARNER CABLE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

TWC Stock Options

The table below presents the assumptions used to value TWC stock options at their grant date for the years ended December 31, 2010, 2009 and 2008 and reflects the weighted average of all awards granted within each year:

	Year Ended December 31,
	2010	2009	2008

Expected volatility	31.4%	34.3%	30.0%
Expected term to exercise from grant date (in years)	6.73	6.04	6.51
Risk-free rate	3.1%	2.6%	3.2%
Expected dividend yield	3.5%	0.0%	0.0%

The following table summarizes information about TWC stock options that were outstanding as of December 31, 2010:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Options	Price	Life	Value
	(in thousands)		(in years)	(in millions)

Outstanding as of December 31, 2009	11,520	$32.45
Granted	3,803	45.18
Exercised	(3,553)	34.38
Forfeited or expired	(285)	34.24

Outstanding as of December 31, 2010	11,485	36.03	7.92	$345

Exercisable as of December 31, 2010	1,984	38.27	6.23	55

Expected to vest as of December 31, 2010	9,213	35.50	8.26	281

The number and weighted-average grant date fair value of TWC stock options granted during the year was 3,803,000 at $10.95 per option in 2010, 6,345,000 at $9.69 per option in 2009 and 3,804,000 at $13.22 per option in 2008. Of the total TWC stock options granted in 2009, 5,140,000 were granted at a weighted-average grant date fair value of $9.46 per option and 1,205,000 were granted as Separation-related “make-up” equity awards at a weighted-average grant date fair value of $10.64 per option.

The total intrinsic value of TWC stock options exercised during the year ended December 31, 2010 and 2009 was $69 million and $1 million, respectively. Cash received from TWC stock options exercised during the year ended December 31, 2010 and 2009 was $122 million and $4 million, respectively, and tax benefits realized from these exercises of TWC stock options was $28 million and $1 million, respectively. No TWC stock options were exercised during the year ended December 31, 2008. Total unrecognized compensation cost related to unvested TWC stock options as of December 31, 2010, without taking into account expected forfeitures, is $53 million and is expected to be recognized over a weighted-average period of 2.41 years.

During February 2011, TWC granted options to purchase approximately 2.2 million shares of TWC Common Stock under the 2006 Plan.

TIME WARNER CABLE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

TWC Restricted Stock Units

The following table summarizes information about unvested TWC RSUs for the year ended December 31, 2010:

		Weighted-
		Average
	Number of	Grant Date
	Units	Fair Value
	(in thousands)

Unvested as of December 31, 2009	4,009	$58.55
Granted	1,941	45.19
Vested	(481)	79.95
Forfeited	(156)	55.09

Unvested as of December 31, 2010	5,313	51.82

The number and weighted-average grant date fair value of TWC RSUs granted during the year was 1,941,000 at $45.19 per RSU in 2010, 2,645,000 at $38.80 per RSU in 2009 and 993,000 at $82.35 per RSU in 2008. Of the total TWC RSUs granted in 2009, 1,285,000 were granted at a weighted-average grant date fair value of $53.01 per RSU, 1,305,000 were granted as Special Dividend retained distributions at a weighted-average grant date fair value of $24.99 per RSU and 55,000 were granted as Separation-related “make-up” equity awards at a weighted-average grant date fair value of $33.80 per RSU.

As of December 31, 2010, the intrinsic value of unvested TWC RSUs was $351 million. Total unrecognized compensation cost related to unvested TWC RSUs as of December 31, 2010, without taking into account expected forfeitures, is $107 million and is expected to be recognized over a weighted-average period of 2.49 years. The fair value of TWC RSUs that vested during the year was $49 million in 2010, $6 million in 2009 and $4 million in 2008.

During February 2011, TWC granted approximately 1.4 million RSUs under the 2006 Plan.

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

Under the terms of Time Warner’s equity plans and related award agreements, as a result of the Separation, TWC employees who held Time Warner Equity Awards were treated as if their employment with Time Warner had been terminated without cause at the time of the Separation. This treatment resulted in the forfeiture of unvested stock options and shortened exercise periods for vested stock options and pro rata vesting of the next installment of (and forfeiture of the remainder of) the RSUs for those TWC employees who did not satisfy retirement-treatment eligibility provisions in the Time Warner equity plans and related award agreements. During the second quarter of 2009, TWC granted the Separation-related “make-up” equity awards or cash payment awards to TWC employees to offset the forfeiture and

TIME WARNER CABLE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

reduction in value of Time Warner Equity Awards held by TWC employees as a result of the Separation. Refer to “Separation-related Equity Awards” above for further details.

Equity-based Compensation Expense

Equity-based compensation expense and the related tax benefit recognized for the years ended December 31, 2010, 2009 and 2008 was as follows (in millions):

	Year Ended December 31,
	2010	2009	2008

Equity-based compensation expense recognized:
Stock options	$45	$45	$36
Restricted stock units	64	52	42

Total equity-based compensation expense(a)	$109	$97	$78

Tax benefit recognized(a)	$43	$38	$31

(a)	Equity-based compensation expense and the related tax benefit recognized in 2008 include $10 million and $4 million, respectively, for Time Warner Equity Awards. No additional compensation expense will be recognized under Time Warner equity plans after March 12, 2009, the date of TWC’s separation from Time Warner. However, TWC will continue to reimburse Time Warner for the intrinsic value of Time Warner stock options held by TWC employees upon exercise until all such awards have been exercised or have expired. Refer to “Equity Award Reimbursement Obligation” in Note 11 for further details.

15.	EMPLOYEE BENEFIT PLANS

Pension Plans

TWC sponsors qualified noncontributory defined benefit pension plans covering a majority of its employees (the “qualified pension plans”). TWC also provides a nonqualified noncontributory defined benefit pension plan for certain employees (the “nonqualified pension plan” and, together with the qualified pension plans, the “pension plans”). Pension benefits are based on formulas that reflect the employees’ years of service and compensation during their employment period. TWC uses a December 31 measurement date for its pension plans.

Changes in the Company’s projected benefit obligation, fair value of plan assets and funded status from January 1 through December 31 are presented below (in millions):

	2010	2009

Projected benefit obligation at beginning of year	$1,552	$1,318
Service cost	115	100
Interest cost	100	88
Actuarial loss	62	83
Benefits paid	(26)	(28)
Settlements	—	(9)

Projected benefit obligation at end of year	$1,803	$1,552

Accumulated benefit obligation at end of year	$1,477	$1,228

Fair value of plan assets at beginning of year	$1,595	$1,113
Actual return on plan assets	209	349
Employer contributions	104	170
Benefits paid	(26)	(28)
Settlements	—	(9)

Fair value of plan assets at end of year	$1,882	$1,595

Funded status	$79	$43

TIME WARNER CABLE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for the qualified pension plans and nonqualified pension plan as of December 31, 2010 and 2009 were as follows (in millions):

	Qualified Pension Plans		Nonqualified Pension Plan
	December 31,		December 31,
	2010	2009	2010	2009

Projected benefit obligation	$1,769	$1,520	$34	$32
Accumulated benefit obligation	1,444	1,196	33	32
Fair value of plan assets	1,882	1,595	—	—

Amounts recognized in the consolidated balance sheet as of December 31, 2010 and 2009 consisted of (in millions):

	December 31,
	2010	2009

Noncurrent asset	$113	$75
Current liability	(4)	(3)
Noncurrent liability	(30)	(29)

Total amounts recognized in assets and liabilities	$79	$43

Accumulated other comprehensive loss:
Net actuarial loss	$479	$528
Prior service cost	1	1

Total amounts recognized in TWC shareholders’ equity	$480	$529

The components of net periodic benefit costs for the years ended December 31, 2010, 2009 and 2008 were as follows (in millions):

	Year Ended December 31,
	2010	2009	2008

Service cost	$115	$100	$96
Interest cost	100	88	79
Expected return on plan assets	(127)	(93)	(102)
Amounts amortized	29	66	18
Settlement loss	—	1	—

Net periodic benefit costs	$117	$162	$91

The estimated amounts that will be amortized from accumulated other comprehensive loss, net, into net periodic benefit costs in 2011 include an actuarial loss of $24 million.

In addition, certain employees of TWC participate in multi-employer pension plans, not included in the net periodic benefit costs above, for which the expense was $36 million in 2010, $33 million in 2009 and $31 million in 2008.

Weighted-average assumptions used to determine benefit obligations as of December 31, 2010, 2009 and 2008 were as follows:

	2010	2009	2008

Discount rate	5.90%	6.16%	6.17%
Rate of compensation increase	4.25%	4.25%	4.00%

In 2010, the discount rate used to determine benefit obligations was determined by the matching of plan liability cash flows to a portfolio of bonds individually selected from a large population of high-quality corporate bonds. In 2009 and 2008, the discount rate used to determine benefit obligations was determined by the matching of plan liability cash flows to a pension yield curve constructed of a large population of high-quality corporate bonds.

TIME WARNER CABLE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Weighted-average assumptions used to determine net periodic benefit cost for the years ended December 31, 2010, 2009 and 2008 were as follows:

	2010	2009	2008

Discount rate	6.16%	6.17%	6.00%
Expected long-term return on plan assets	8.00%	8.00%	8.00%
Rate of compensation increase	4.25%	4.00%	4.50%

In 2010, 2009 and 2008, the discount rate was determined by the matching of plan liability cash flows to a pension yield curve constructed of a large population of high-quality corporate bonds. In developing the expected long-term rate of return on assets, the Company considered the pension portfolio’s composition, past average rate of earnings, discussions with portfolio managers and the Company’s asset allocation targets.

Pension Assets

Effective October 31, 2008, the assets of the qualified pension plans held in a master trust with the plan assets of other Time Warner defined benefit pension plans (the “Time Warner Master Trust”) were transferred to a new master trust established to hold the assets of the qualified pension plans (the “TWC Master Trust”). In March 2009, the TWC Master Trust received 142,000 shares of TWC Common Stock in connection with the Distribution. During December 2009, the TWC Common Stock and Time Warner common stock held in the TWC Master Trust were sold. As of December 31, 2010 and 2009, there were no shares of TWC Common Stock or Time Warner common stock held directly in the TWC Master Trust.

The investment policy for the qualified pension plans is to maximize the long-term rate of return on plan assets within a prudent level of risk and diversification while maintaining adequate funding levels. The investment portfolio is a mix of equity and fixed-income securities with the objective of preserving asset values, diversifying risk and achieving a target investment return. The pension plans’ Investment Committee periodically monitors investment performance, investment allocation policies and the performance of individual investment managers and makes adjustments and changes when necessary. On a periodic basis, the Investment Committee conducts a broad strategic review of its portfolio construction and investment allocation policies. Neither the Company nor the Investment Committee manages any assets internally or directly utilizes derivative instruments or hedging; however, the investment mandate of some investment managers allows the use of derivatives as components of their standard portfolio management strategies.

Pension assets are managed in a balanced portfolio comprised of two major components: an equity portion and a fixed-income portion. The expected role of the equity investments is to maximize the long-term growth of pension assets, while the role of fixed-income investments is to provide for more stable periodic returns and potentially provide some protection against a prolonged decline in the market value of equity investments. The objective within equity investments is to achieve asset diversity in order to increase return and reduce volatility.

The actual investment allocation of the qualified pension plans by asset category as of December 31, 2010 and 2009 is as follows:

		Actual Allocation as of
	Target	December 31,
	Allocation	2010	2009

Equity securities	65.0%	67.7%	64.2%
Fixed-income securities	35.0%	30.8%	34.0%
Other investments	0.0%	1.5%	1.8%

TIME WARNER CABLE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following tables set forth the investment assets of the qualified pension plans, which exclude accrued investment income and accrued liabilities, by level within the fair value hierarchy as of December 31, 2010 and 2009 (in millions):

	December 31, 2010
		Fair Value Measurements
	Fair Value	Level 1	Level 2	Level 3

Common stocks:
Domestic(a)	$702	$702	$—	$—
International(a)	209	209	—	—
Commingled equity funds(b)	355	—	355	—
Other equity securities(c)	7	7	—	—
Corporate debt securities(d)	146	—	146	—
Collective trust funds(e)	107	—	107	—
Commingled bond funds(b)	133	—	133	—
U.S. Treasury debt securities(a)	144	144	—	—
Corporate asset-backed debt securities(f)	7	—	7	—
U.S. government asset-backed debt securities(g)	18	—	18	—
Other fixed-income securities(h)	23	—	23	—
Other investments(i)	28	—	—	28

Total investments assets	1,879	$1,062	$789	$28

Accrued investment income	5
Accrued liabilities	(2)

Fair value of plan assets	$1,882

	December 31, 2009
		Fair Value Measurements
	Fair Value	Level 1	Level 2	Level 3

Common stocks:
Domestic(a)	$689	$689	$—	$—
International(a)	232	232	—	—
Commingled equity funds(b)	100	—	100	—
Other equity securities(c)	2	2	—	—
Corporate debt securities(d)	158	—	158	—
Collective trust funds(e)	143	—	143	—
Commingled bond funds(b)	89	—	89	—
U.S. Treasury debt securities(a)	87	87	—	—
Corporate asset-backed debt securities(f)	40	—	40	—
U.S. government asset-backed debt securities(g)	19	—	19	—
Other fixed-income securities(h)	4	—	4	—
Other investments(i)	29	—	—	29

Total investments assets	1,592	$1,010	$553	$29

Accrued investment income	5
Accrued liabilities	(2)

Fair value of plan assets	$1,595

(a)	Common stocks and U.S. Treasury debt securities are valued at the closing price reported on the active market on which the individual securities are traded.
(b)	Commingled equity funds and commingled bond funds are valued using the net asset value provided by the administrator of the fund. The net asset value is based on the value of the underlying assets owned by the fund, less liabilities, and then divided by the number of units outstanding.

TIME WARNER CABLE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(c)	Other equity securities consist of real estate investment trusts and preferred stocks, which are valued at the closing price reported on the active market on which the individual securities are traded.
(d)	Corporate debt securities are valued based on observable prices from the new issue market, benchmark quotes, secondary trading and dealer quotes. An option adjusted spread model is incorporated to adjust spreads of issues that have early redemption features and final spreads are added to the U.S. Treasury curve.
(e)	Collective trust funds primarily consist of short-term investment strategies comprised of instruments issued or fully guaranteed by the U.S. government and/or its agencies and are valued using the net asset value provided by the administrator of the fund. The net asset value is based on the value of the underlying assets owned by the fund, less liabilities, and then divided by the number of units outstanding.
(f)	Corporate asset-backed debt securities primarily consist of pass-through mortgage-backed securities issued by U.S. and foreign corporations valued using available trade information, dealer quotes, market color (including indices and market research reports), spreads, bids and offers.
(g)	U.S. government asset-backed debt securities consist of pass-through mortgage-backed securities issued by the Federal Home Loan Mortgage Corporation and the Federal National Mortgage Association valued using available trade information, dealer quotes, market color (including indices and market research reports), spreads, bids and offers.
(h)	Other fixed-income securities consist of foreign government debt securities and U.S. government agency debt securities, which are valued based on observable prices from the new issue market, benchmark quotes, secondary trading and dealer quotes. An option adjusted spread model is incorporated to adjust spreads of issues that have early redemption features and final spreads are added to the U.S. Treasury curve.
(i)	Other investments primarily consist of private equity investments, such as those in limited partnerships that invest in operating companies that are not publicly traded on a stock exchange, and hedge funds. Private equity investments are valued using inputs such as trading multiples of comparable public securities, merger and acquisition activity and pricing data from the most recent equity financing taking into consideration illiquidity. Hedge funds are valued using the net asset value provided by the administrator of the fund, which is based on the value of the underlying assets owned by the fund, less liabilities, and then divided by the number of units outstanding.

Changes in the fair value of investment assets valued using significant unobservable inputs (Level 3) from January 1 through December 31 are presented below (in millions):

	2010	2009

Balance at beginning of year	$29	$25
Purchases and sales:
Purchases	3	6
Sales	(5)	(4)

Purchases (sales), net	(2)	2
Actual return on plan assets still held at end of year	1	2

Balance at end of year	$28	$29

Expected Cash Flows

After considering the funded status of the qualified pension plans, movements in the discount rate, investment performance and related tax consequences, the Company may choose to make contributions to the qualified pension plans in any given year. As of December 31, 2010, there were no minimum required contributions for the Company’s qualified pension plans. For the Company’s nonqualified pension plan, contributions will continue to be made to the extent benefits are paid. The Company contributed $104 million to the pension plans during 2010, and may make discretionary cash contributions to the qualified pension plans in 2011.

Benefit payments for the pension plans are expected to be $26 million in 2011, $31 million in 2012, $35 million in 2013, $41 million in 2014, $48 million in 2015 and $389 million in 2016 to 2020.

Defined Contribution Plan

TWC employees also participate in a defined contribution plan, the TWC Savings Plan, for which the expense for employer matching contributions totaled $64 million in 2010, $61 million in 2009 and $63 million in 2008. The Company’s contributions to the TWC Savings Plan are primarily based on a percentage of the employees’ elected contributions and are subject to plan provisions.

TIME WARNER CABLE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

16.	RESTRUCTURING COSTS

Beginning in the first quarter of 2009, the Company began a restructuring to improve operating efficiency, primarily related to headcount reductions of approximately 900 and 1,300 in 2010 and 2009, respectively, and other exit costs, including the termination of a facility lease that occurred during the second quarter of 2010. Through December 31, 2010, the Company incurred costs of $133 million and made payments of $111 million related to this restructuring. The Company expects to incur additional restructuring costs during 2011. Information relating to this restructuring is as follows (in millions):

	Employee	Other
	Terminations	Exit Costs	Total

Accruals	$68	$13	$81
Cash paid	(48)	(12)	(60)

Remaining liability as of December 31, 2009	20	1	21
Accruals	33	19	52
Cash paid	(39)	(12)	(51)

Remaining liability as of December 31, 2010(a)	$14	$8	$22

(a)	Of the remaining liability as of December 31, 2010, $19 million is classified as a current liability, with the remaining amount classified as a noncurrent liability in the consolidated balance sheet. Amounts are expected to be paid through 2014.

Between January 1, 2005 and December 31, 2008, the Company underwent a restructuring plan to simplify its organizational structure and enhance its customer focus, and incurred costs of $80 million related to this restructuring, of which $15 million was incurred during 2008, and through December 31, 2010, the Company made payments of $80 million related to this restructuring. As of December 31, 2010, all amounts accrued under this restructuring plan have been paid.

17.	INCOME TAXES

Prior to the Separation, TWC was not a separate taxable entity for U.S. federal and various state income tax purposes and its results were included in the consolidated U.S. federal and certain consolidated or combined state income tax returns of Time Warner. For taxable periods after the Separation, TWC files separate U.S. federal and consolidated or combined state income tax returns. The following income tax information has been prepared assuming TWC was a stand-alone taxpayer for all periods presented.

The current and deferred income tax (benefit) provision for the years ended December 31, 2010, 2009 and 2008 is as follows (in millions):

	Year Ended December 31,
	2010	2009	2008

Federal:
Current	$127	$83	$(188)
Deferred	654	543	(3,967)
State:
Current	69	61	39
Deferred	33	133	(993)

Total	$883	$820	$(5,109)

TIME WARNER CABLE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The differences between income tax (benefit) provision expected at the U.S. federal statutory income tax rate of 35% and income tax (benefit) provision provided for the years ended December 31, 2010, 2009 and 2008 are as follows (in millions):

	Year Ended December 31,
	2010	2009	2008

Tax (benefit) provision on income at U.S. federal statutory rate	$769	$669	$(4,575)
State and local taxes (tax benefits), net of federal tax effects	66	126	(620)
Equity-based compensation	61	1	—
Other	(13)	24	86

Total	$883	$820	$(5,109)

The income tax provision and the effective tax rate for the year ended December 31, 2010 were impacted by a net noncash charge of $68 million ($61 million and $7 million for federal and state taxes, respectively) related to the reversal of previously recognized deferred income tax benefits primarily as a result of the expiration, on March 12, 2010, of vested Time Warner stock options held by TWC employees. As a result of the Separation on March 12, 2009, TWC employees who held stock options under Time Warner equity plans were treated as if their employment with Time Warner had been terminated without cause at the time of the Separation. In most cases, this treatment resulted in shortened exercise periods, generally one year from the date of Separation, for vested Time Warner stock options held by TWC employees. Vested Time Warner stock options held primarily by certain retirement-eligible TWC employees (pursuant to the terms of the award agreements) have exercise periods of up to five years from the date of the Separation. As such, the Company estimates that it may incur additional noncash income tax expense of up to approximately $90 million through March 2014 upon the exercise or expiration of these stock options. Up to approximately $50 million of such expense is expected to be incurred in the first quarter of 2011 and may be partially reduced during 2011 as TWC equity awards vest and are exercised. These estimates and the timing of such charges are dependent on a number of variables related to TWC and Time Warner equity awards, including the respective stock prices and the timing of the exercise or expiration of stock options and RSUs.

TIME WARNER CABLE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Significant components of TWC’s deferred income tax liabilities, net, as of December 31, 2010 and 2009 are as follows (in millions):

	December 31,
	2010	2009

Equity-based compensation	$175	$181
Investments	147	130
Other(a)	369	351
Valuation allowances(b)	(57)	(88)

Deferred income tax assets	634	574

Cable franchise rights and customer relationships(c)	(6,481)	(6,136)
Property, plant and equipment	(3,587)	(3,239)
Other	(53)	(17)

Deferred income tax liabilities	(10,121)	(9,392)

Deferred income tax liabilities, net(d)	$(9,487)	$(8,818)

(a)	Other deferred income tax assets includes net operating loss carryforwards of $15 million as of December 31, 2010 and 2009 and tax credit carryforwards of $20 million and $29 million as of December 31, 2010 and 2009, respectively. These net operating loss and tax credit carryforwards expire in varying amounts through 2030.
(b)	The Company has recorded a valuation allowance for deferred income tax assets associated with equity-method investments, as well as certain state net operating loss and credit carryforwards. The valuation allowance is based upon the Company’s assessment that it is more likely than not that a portion of the deferred income tax asset will not be realized. The change in the valuation allowance during 2010 included a decrease of $29 million primarily related to equity-method investments.
(c)	Cable franchise rights and customer relationships is comprised of deferred income tax assets (approximately $800 million) where the tax basis exceeds the book basis primarily as a result of the impairment recorded in 2008 that are expected to be realized as the Company receives tax deductions from the amortization, for tax purposes, of the intangible assets offset by deferred income tax liabilities (approximately $7.3 billion) that are associated with intangible assets for which the book basis is greater than the tax basis.
(d)	Deferred income tax liabilities, net, includes current deferred income tax assets of $150 million and $139 million as of December 31, 2010 and 2009, respectively.

Changes in the Company’s deferred income tax liabilities, net, from January 1 through December 31 are presented below (in millions):

	2010	2009

Balance at beginning of year	$(8,818)	$(8,037)
Deferred income tax provision	(687)	(676)
Recorded directly to TWC shareholders’ equity as a component of:
Additional paid-in capital:
Equity-based compensation	45	(6)
Retained earnings (accumulated deficit):
Change in sabbatical leave benefit obligation	—	(2)
Accumulated other comprehensive loss, net:
Change in pension benefit obligation	(25)	(95)
Change in gains on derivative financial instruments	(2)	(2)

Balance at end of year	$(9,487)	$(8,818)

TIME WARNER CABLE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Uncertain Income Tax Positions

The Company recognizes income tax benefits for those income tax positions determined more likely than not to be sustained upon examination, based on the technical merits of the positions. The reserve for uncertain income tax positions is included in other liabilities in the consolidated balance sheet. Changes in the Company’s reserve for uncertain income tax positions, excluding the related accrual for interest and penalties, from January 1 through December 31 are presented below (in millions):

	2010	2009	2008

Balance at beginning of year	$56	$22	$18
Additions for prior year tax positions	2	32	3
Additions for current year tax positions	6	3	5
Reductions for prior year tax positions	—	—	(2)
Lapses in statute of limitations	(13)	(1)	(2)

Balance at end of year	$51	$56	$22

If the Company were to recognize the benefits of these uncertain income tax positions, $29 million, $28 million and $19 million, net of the federal and state benefit for income taxes, would have impacted income tax (benefit) provision in the consolidated statement of operations and the effective tax rate for the years ended December 31, 2010, 2009 and 2008, respectively.

The impact of temporary differences and tax attributes are considered when calculating accruals for interest and penalties associated with the reserve for uncertain income tax positions. The amount accrued for interest and penalties as of December 31, 2010 and 2009 was $15 million and $17 million, respectively. The Company recognizes interest and penalties accrued on uncertain income tax positions as part of the income tax (benefit) provision. The income tax (benefit) provision for the years ended December 31, 2010, 2009 and 2008 includes interest and penalties of $2 million, $13 million and $2 million, respectively.

The Company does not currently anticipate that its existing reserves related to uncertain income tax positions as of December 31, 2010 will significantly increase or decrease during the twelve-month period ending December 31, 2011; however, various events could cause the Company’s current expectations to change in the future.

In August 2009, the Internal Revenue Service (“IRS”) examination of the Company’s income tax returns for the period 2002 to 2004 was settled, with the exception of an immaterial item subject to an ongoing examination. The resolution of these items did not have a material impact on the Company’s consolidated financial position or results of operations. The IRS is currently examining the Company’s 2005 to 2007 income tax returns. The Company does not anticipate that this examination will have a material impact on the Company’s consolidated financial position or results of operations. In addition, the Company is also subject to ongoing examinations of the Company’s tax returns by state and local tax authorities for various periods. Activity related to these state and local examinations did not have a material impact on the Company’s consolidated financial position or results of operations in 2010, nor does the Company anticipate a material impact in the future.

TIME WARNER CABLE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

18.	RELATED PARTY TRANSACTIONS

In the normal course of conducting its business, the Company has various transactions with equity-method investments, Time Warner and affiliates and subsidiaries of Time Warner. Effective March 12, 2009, upon completion of the Separation, Time Warner and its affiliates are no longer related parties. A summary of these transactions for the years ended December 31, 2010, 2009 and 2008 is as follows (in millions):

	Year Ended December 31,
	2010	2009	2008

Revenues	$17	$16	$29

Costs of revenues:
Programming services provided by equity-method investees	$(238)	(231)	(176)
Programming services provided by subsidiaries of Time Warner and affiliates	—	(168)	(857)
Other costs charged by equity-method investees	(19)	(16)	(20)
Other costs charged by subsidiaries of Time Warner and affiliates	—	—	(1)

Total	$(257)	$(415)	$(1,054)

Selling, general and administrative expenses	$—	$(3)	$(22)

19.	COMMITMENTS AND CONTINGENCIES

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

TWC has cable franchise agreements containing provisions requiring the construction of cable plant and the provision of services to customers within the franchise areas. In connection with these obligations under existing franchise agreements, TWC obtains surety bonds or letters of credit guaranteeing performance to municipalities and public utilities and payment of insurance premiums. Such surety bonds and letters of credit as of December 31, 2010 and 2009 totaled $322 million and $313 million, respectively. Payments under these arrangements are required only in the event of nonperformance. TWC does not expect that these contingent commitments will result in any amounts being paid in the foreseeable future.

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

The Company’s total rent expense, which primarily includes facility rental expense and pole attachment rental fees, amounted to $212 million in 2010, $212 million in 2009 and $190 million in 2008. The Company has lease obligations under various operating leases including minimum lease obligations for real estate and operating equipment.

The minimum rental commitments under long-term operating leases during the next five years are $117 million in 2011, $107 million in 2012, $99 million in 2013, $90 million in 2014, $82 million in 2015 and $348 million thereafter.

TIME WARNER CABLE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes the Company’s aggregate contractual obligations as of December 31, 2010 under certain programming, Digital Phone and high-speed data connectivity and other agreements and the estimated timing and effect that such obligations are expected to have on the Company’s liquidity and cash flows in future periods (in millions):

2011	$4,339
2012 – 2013	8,218
2014 – 2015	6,011
Thereafter	7,027

Total	$25,595

Programming purchases represent contracts that the Company has with cable television networks and broadcast stations to provide programming services to its subscribers. The amounts included above represent estimates of the future programming costs for these contract requirements and commitments based on subscriber numbers and tier placement as of December 31, 2010 applied to the per-subscriber rates contained in these contracts. Actual amounts due under such contracts may differ from the amounts above based on the actual subscriber numbers and tier placements.

Digital Phone connectivity obligations relate to transport, switching and interconnection services, primarily provided by Sprint, that allow for the origination and termination of local and long-distance telephony traffic. These expenses also include related technical support services. In the fourth quarter of 2010, the Company began replacing Sprint as the provider of these services. There is generally no obligation to purchase these services if the Company is not providing Digital Phone service. The amounts included above are estimated based on the number of Digital Phone subscribers as of December 31, 2010 and the per-subscriber contractual rates contained in the contracts that were in effect as of December 31, 2010 and also reflect the replacement of Sprint between the fourth quarter 2010 and the first quarter of 2014.

High-speed data connectivity obligations are based on the contractual terms for bandwidth circuits that were in use as of December 31, 2010.

Minimum pension funding requirements have not been presented as such amounts have not been determined beyond 2010. The Company did not have a required minimum pension contribution obligation for its qualified pension plans in 2010; however, the Company made cash contributions of $104 million to the pension plans during 2010 and may make discretionary cash contributions to these plans in 2011.

Legal Proceedings

The Company is the defendant in In re: Set-Top Cable Television Box Antitrust Litigation, ten purported class actions filed in federal district courts throughout the United States. These actions are subject to a Multidistrict Litigation Order transferring the cases for pre-trial purposes to the U.S. District Court for the Southern District of New York. On May 10, 2010, the plaintiffs filed a second amended consolidated class action complaint (the “Second Amended Complaint”), alleging that the Company violated Section 1 of the Sherman Antitrust Act, various state antitrust laws and state unfair/deceptive trade practices statutes by tying the sales of premium cable television services to the leasing of set-top converters boxes. The plaintiffs are seeking, among other things, unspecified treble monetary damages and an injunction to cease such alleged practices. On September 30, 2010, the Company filed a motion to dismiss the Second Amended Complaint. The Company intends to defend against this lawsuit vigorously.

On November 14, 2008, the plaintiffs in Mark Swinegar, et al. v. Time Warner Cable Inc., filed a second amended complaint in the Los Angeles County Superior Court, as a purported class action, alleging that the Company provided to and charged plaintiffs for equipment that they had not affirmatively requested in violation of the proscription in the Cable Consumer Protection and Competition Act of 1992 (the “Cable Act”) against “negative option billing” and that such violation was an unlawful act or practice under California’s Unfair Competition Law (the “UCL”). Plaintiffs are seeking restitution under the UCL and attorneys’ fees. On February 23, 2009, the court denied TWC’s motion to dismiss the second amended complaint, and on July 29, 2010, the court denied the Company’s motion for summary judgment. On October 7, 2010, the Company filed a petition for a declaratory ruling with the Federal Communications Commission (the

TIME WARNER CABLE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

“FCC”) requesting that the FCC determine whether the Company’s general ordering process complies with the Cable Act’s “negative option billing” restriction. On October 20, 2010, the FCC requested public comment on this matter. The Company intends to defend against this lawsuit vigorously.

On September 20, 2007, Brantley, et al. v. NBC Universal, Inc., et al. was filed in the U.S. District Court for the Central District of California against the Company. The complaint, which also named as defendants several other cable and satellite providers (collectively, the “distributor defendants”) as well as programming content providers (collectively, the “programmer defendants”), alleged violations of Sections 1 and 2 of the Sherman Antitrust Act. Among other things, the complaint alleged coordination between and among the programmer defendants to sell and/or license programming on a “bundled” basis to the distributor defendants, who in turn purportedly offer that programming to subscribers in packaged tiers, rather than on a per channel (or “à la carte”) basis. Plaintiffs, who seek to represent a purported nationwide class of cable and satellite subscribers, are seeking, among other things, unspecified treble monetary damages and an injunction to compel the offering of channels to subscribers on an “à la carte” basis. On December 3, 2007, plaintiffs filed an amended complaint in this action that, among other things, dropped the Section 2 claims and all allegations of horizontal coordination. On October 15, 2009, the district court granted with prejudice a motion by the distributor defendants and the programmer defendants to dismiss the plaintiffs’ third amended complaint, terminating the action. On April 19, 2010, plaintiffs appealed this decision to the U.S. Court of Appeals for the Ninth Circuit. The Company intends to defend against this lawsuit vigorously.

The Company is also a defendant in two other purported class actions. On September 17, 2009, the plaintiffs in Jessica Fink and Brett Noia, et al. v. Time Warner Cable Inc., filed an amended complaint in a purported class action in U.S. District Court for the Southern District of New York alleging that the Company uses a throttling technique which intentionally delays and/or blocks a user’s Road Runner service. Plaintiffs are seeking unspecified monetary damages, injunctive relief and attorneys’ fees. On September 25, 2009, TWC moved for summary judgment in this action, which is pending. On January 27, 2011, the plaintiffs in Calzada, et al. v. Time Warner Cable LLC, filed a purported class action in the Los Angeles County Superior Court alleging that the Company recorded phone calls with plaintiffs without notice in violation of provisions of the California Penal Code and the California Unfair Business Practices Act. The plaintiffs are seeking, among other things, unspecified treble monetary damages, injunctive relief, restitution and attorneys’ fees. The Company intends to defend against each of these lawsuits vigorously.

Certain Patent Litigation

On September 1, 2006, Ronald A. Katz Technology Licensing, L.P. (“Katz”) filed a complaint in the U.S. District Court for the District of Delaware alleging that TWC and several other cable operators, among other defendants, infringe 18 patents purportedly relating to the Company’s customer call center operations and/or voicemail services. The plaintiff is seeking unspecified monetary damages as well as injunctive relief. On March 20, 2007, this case, together with other lawsuits filed by Katz, was made subject to a Multidistrict Litigation (“MDL”) Order transferring the case for pretrial proceedings to the U.S. District Court for the Central District of California. In April 2008, TWC and other defendants filed “common” motions for summary judgment, which argued, among other things, that a number of claims in the patents at issue are invalid under Sections 112 and 103 of the Patent Act. On June 19 and August 4, 2008, the court issued orders granting, in part, and denying, in part, those motions. Defendants filed additional individual motions for summary judgment in August 2008, which argued, among other things, that defendants’ respective products do not infringe the surviving claims in plaintiff’s patents. On August 13, 2009, the district court found one additional patent invalid, but denied defendants’ motions for summary judgment on three remaining patents, and on October 27, 2009, the district court denied the defendants’ requests for reconsideration of the decision. Based on motions for summary judgment brought by other defendants, the district court found, in decisions on January 29, 2010 and December 3, 2010, two of the three remaining patents invalid with respect to those defendants. The Company intends to defend against this lawsuit vigorously.

On June 1, 2006, Rembrandt Technologies, LP (“Rembrandt”) filed a complaint in the U.S. District Court for the Eastern District of Texas alleging that the Company and a number of other cable operators infringed several patents purportedly related to a variety of technologies, including high-speed data and IP-based telephony services. In addition,

TIME WARNER CABLE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

As part of the restructuring of TWE in 2003, Time Warner agreed to indemnify the Company from and against any and all liabilities relating to, arising out of or resulting from specified litigation matters brought against the TWE non-cable businesses. Although Time Warner has agreed to indemnify the Company against such liabilities, TWE remains a named party in certain litigation matters.

The costs and other effects of future litigation, governmental investigations, legal and administrative cases and proceedings (whether civil or criminal), settlements, judgments and investigations, claims and changes in pending matters (including those matters described above), and developments or assertions by or against the Company relating to intellectual property rights and intellectual property licenses, could have a material adverse effect on the Company’s business, financial condition and operating results.

20.	ADDITIONAL FINANCIAL INFORMATION

Other Cash Flow Information

Additional financial information with respect to cash (payments) and receipts for the years ended December 31, 2010, 2009 and 2008 is as follows (in millions):

	Year Ended December 31,
	2010	2009	2008

Cash paid for interest	$(1,458)	$(1,234)	$(745)
Interest income received(a)	99	13	38

Cash paid for interest, net	$(1,359)	$(1,221)	$(707)

Cash paid for income taxes	$(481)	$(90)	$(40)
Cash refunds of income taxes	93	53	4

Cash paid for income taxes, net	$(388)	$(37)	$(36)

(a)	Interest income received includes amounts received under interest rate swap contracts.

The consolidated statement of cash flows for the year ended December 31, 2010 does not reflect $43 million of common stock repurchases that were included in other current liabilities as of December 31, 2010 for which payment was made in January 2011.

TIME WARNER CABLE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Noncash financing activities for the year ended December 31, 2009 included the TW NY Exchange, in which Historic TW transferred its 12.43% non-voting common stock interest in TW NY to TWC in exchange for 26.7 million newly issued shares (after giving effect to the TWC Reverse Stock Split) of TWC’s Class A common stock.

Interest Expense, Net

Interest expense, net, for the years ended December 31, 2010, 2009 and 2008 consisted of (in millions):

	Year Ended December 31,
	2010	2009	2008

Interest income	$3	$5	$38
Interest expense	(1,397)	(1,324)	(961)

Interest expense, net	$(1,394)	$(1,319)	$(923)

Other Expense, Net

Other expense, net, for the years ended December 31, 2010, 2009 and 2008 consisted of (in millions):

	Year Ended December 31,
	2010	2009	2008

Direct transaction costs related to the Separation	$—	$(28)	$(17)
Income (loss) from equity investments, net	(110)	(49)	16
Impairment of investment in Clearwire Communications	—	—	(367)
Gain (loss) on equity award reimbursement obligation to Time Warner	5	(21)	—
Other	6	12	1

Other expense, net	$(99)	$(86)	$(367)

Other Current Assets

Other current assets as of December 31, 2010 and 2009 consisted of (in millions):

	December 31,
	2010	2009

Prepaid income taxes	$287	$103
Other prepaid expenses	116	96
Other current assets	22	53

Total other current assets	$425	$252

TIME WARNER CABLE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Other Current Liabilities

Other current liabilities as of December 31, 2010 and 2009 consisted of (in millions):

	December 31,
	2010	2009

Accrued interest	$507	$469
Accrued compensation and benefits	357	327
Accrued franchise fees	166	166
Accrued insurance	152	142
Accrued sales and other taxes	92	116
Accrued rent	50	41
Accrued share repurchases	43	—
Accrued marketing support	27	53
Other accrued expenses	235	258

Total other current liabilities	$1,629	$1,572

21.	CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

TWE and TW NY (the “Guarantor Subsidiaries”) are subsidiaries of Time Warner Cable Inc. (the “Parent Company”). The Guarantor Subsidiaries have fully and unconditionally, jointly and severally, directly or indirectly, guaranteed the debt issued by the Parent Company in its 2007 registered exchange offer and its 2008, 2009 and 2010 public offerings. The Parent Company owns all of the voting interests, directly or indirectly, of both TWE and TW NY.

The SEC’s rules require that condensed consolidating financial information be provided for subsidiaries that have guaranteed debt of a registrant issued in a public offering, where each such guarantee is full and unconditional and where the voting interests of the subsidiaries are wholly owned by the registrant. Set forth below are condensed consolidating financial statements presenting the financial position, results of operations, and cash flows of (i) the Parent Company, (ii) the Guarantor Subsidiaries on a combined basis (as such guarantees are joint and several), (iii) the direct and indirect non-guarantor subsidiaries of the Parent Company (the “Non-Guarantor Subsidiaries”) on a combined basis and (iv) the eliminations necessary to arrive at the information for Time Warner Cable Inc. on a consolidated basis.

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

TIME WARNER CABLE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

TIME WARNER CABLE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Consolidating Balance Sheet
December 31, 2010

			Non-
	Parent	Guarantor	Guarantor		TWC
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(in millions)

ASSETS
Current assets:
Cash and equivalents	$2,980	$67	$—	$—	$3,047
Receivables, net	44	179	495	—	718
Receivables from affiliated parties	31	25	43	(99)	—
Deferred income tax assets	150	93	78	(171)	150
Other current assets	303	47	75	—	425

Total current assets	3,508	411	691	(270)	4,340
Investments in and amounts due from consolidated subsidiaries	41,628	23,033	11,613	(76,274)	—
Investments	18	6	842	—	866
Property, plant and equipment, net	51	3,800	10,022	—	13,873
Intangible assets subject to amortization, net	—	10	122	—	132
Intangible assets not subject to amortization	—	6,216	17,875	—	24,091
Goodwill	4	3	2,084	—	2,091
Other assets	381	20	28	—	429

Total assets	$45,590	$33,499	$43,277	$(76,544)	$45,822

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$—	$222	$307	$—	$529
Deferred revenue and subscriber-related liabilities	—	65	98	—	163
Payables to affiliated parties	25	43	31	(99)	—
Accrued programming expense	—	727	38	—	765
Other current liabilities	555	512	562	—	1,629

Total current liabilities	580	1,569	1,036	(99)	3,086
Long-term debt	20,418	2,703	—	—	23,121
Mandatorily redeemable preferred equity	—	1,928	300	(1,928)	300
Deferred income tax liabilities, net	9,634	4,944	4,840	(9,781)	9,637
Long-term payables to affiliated parties	5,630	691	8,704	(15,025)	—
Other liabilities	118	119	224	—	461
TWC shareholders’ equity:
Due to (from) TWC and subsidiaries	—	7	(1,568)	1,561	—
Other TWC shareholders’ equity	9,210	17,517	29,741	(47,258)	9,210

Total TWC shareholders’ equity	9,210	17,524	28,173	(45,697)	9,210
Noncontrolling interests	—	4,021	—	(4,014)	7

Total equity	9,210	21,545	28,173	(49,711)	9,217

Total liabilities and equity	$45,590	$33,499	$43,277	$(76,544)	$45,822

TIME WARNER CABLE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

TIME WARNER CABLE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Consolidating Statement of Operations
Year Ended December 31, 2010

			Non-
	Parent	Guarantor	Guarantor		TWC
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
			(in millions)

Revenues	$—	$3,001	$15,867	$—	$18,868

Costs of revenues	—	1,691	7,250	—	8,941
Selling, general and administrative	—	190	2,867	—	3,057
Depreciation	—	753	2,208	—	2,961
Amortization	—	—	168	—	168
Intercompany royalties	—	(346)	346	—	—
Restructuring costs	—	30	22	—	52

Total costs and expenses	—	2,318	12,861	—	15,179

Operating Income	—	683	3,006	—	3,689
Equity in pretax income of consolidated subsidiaries	2,532	1,778	202	(4,512)	—
Interest expense, net	(343)	(478)	(573)	—	(1,394)
Other income (expense), net	—	4	(103)	—	(99)

Income before income taxes	2,189	1,987	2,532	(4,512)	2,196
Income tax provision	(881)	(778)	(716)	1,492	(883)

Net income	1,308	1,209	1,816	(3,020)	1,313
Less: Net income attributable to noncontrolling interests	—	(93)	—	88	(5)

Net income attributable to TWC shareholders	$1,308	$1,116	$1,816	$(2,932)	$1,308

TIME WARNER CABLE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Consolidating Statement of Operations
Year Ended December 31, 2009

			Non-
	Parent	Guarantor	Guarantor		TWC
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(in millions)

Revenues	$—	$3,860	$14,212	$(204)	$17,868

Costs of revenues	—	2,091	6,668	(204)	8,555
Selling, general and administrative	—	418	2,412	—	2,830
Depreciation	1	742	2,093	—	2,836
Amortization	—	1	248	—	249
Restructuring costs	—	34	47	—	81

Total costs and expenses	1	3,286	11,468	(204)	14,551

Operating Income (Loss)	(1)	574	2,744	—	3,317
Equity in pretax income of consolidated subsidiaries	2,729	1,892	53	(4,674)	—
Interest expense, net	(822)	(476)	(21)	—	(1,319)
Other expense, net	(31)	(8)	(47)	—	(86)

Income before income taxes	1,875	1,982	2,729	(4,674)	1,912
Income tax provision	(805)	(789)	(774)	1,548	(820)

Net income	1,070	1,193	1,955	(3,126)	1,092
Less: Net income attributable to noncontrolling interests	—	(42)	—	20	(22)

Net income attributable to TWC shareholders	$1,070	$1,151	$1,955	$(3,106)	$1,070

TIME WARNER CABLE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Consolidating Statement of Operations
Year Ended December 31, 2008

			Non-
	Parent	Guarantor	Guarantor		TWC
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(in millions)

Revenues	$—	$3,324	$14,050	$(174)	$17,200

Costs of revenues	—	1,783	6,536	(174)	8,145
Selling, general and administrative	—	425	2,429	—	2,854
Depreciation	—	664	2,162	—	2,826
Amortization	—	1	261	—	262
Restructuring costs	—	4	11	—	15
Impairment of cable franchise rights	—	2,729	12,093	—	14,822
Loss on sale of cable systems	—	11	47	—	58

Total costs and expenses	—	5,617	23,539	(174)	28,982

Operating Loss	—	(2,293)	(9,489)	—	(11,782)
Equity in pretax loss of consolidated subsidiaries	(11,531)	(6,723)	(1,726)	19,980	—
Interest income (expense), net	(504)	(466)	47	—	(923)
Other income (expense), net	(15)	11	(363)	—	(367)

Loss before income taxes	(12,050)	(9,471)	(11,531)	19,980	(13,072)
Income tax benefit	4,706	3,255	3,310	(6,162)	5,109

Net loss	(7,344)	(6,216)	(8,221)	13,818	(7,963)
Less: Net loss attributable to noncontrolling interests	—	1,227	—	(608)	619

Net loss attributable to TWC shareholders	$(7,344)	$(4,989)	$(8,221)	$13,210	$(7,344)

TIME WARNER CABLE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Consolidating Statement of Cash Flows
Year Ended December 31, 2010

			Non-
	Parent	Guarantor	Guarantor		TWC
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
			(in millions)

Cash provided (used) by operating activities	$(480)	$892	$4,794	$12	$5,218
INVESTING ACTIVITIES
Acquisitions and investments, net of cash acquired and distributions received	35	(992)	(164)	1,169	48
Capital expenditures	(35)	(617)	(2,278)	—	(2,930)
Other investing activities	—	1	9	—	10

Cash used by investing activities	—	(1,608)	(2,433)	1,169	(2,872)

FINANCING ACTIVITIES
Borrowings (repayments), net	(271)	179	—	(1,169)	(1,261)
Borrowings	1,872	—	—	—	1,872
Repayments	—	(8)	—	—	(8)
Debt issuance costs	(25)	—	—	—	(25)
Proceeds from exercise of stock options	113	—	—	—	113
Dividends paid	(576)	—	—	—	(576)
Repurchases of common stock	(472)	—	—	—	(472)
Net change in investments in and amounts due to and from consolidated subsidiaries	1,778	597	(2,365)	(10)	—
Other financing activities	(7)	15	4	(2)	10

Cash provided (used) by financing activities	2,412	783	(2,361)	(1,181)	(347)

Increase in cash and equivalents	1,932	67	—	—	1,999
Cash and equivalents at beginning of period	1,048	—	—	—	1,048

Cash and equivalents at end of period	$2,980	$67	$—	$—	$3,047

TIME WARNER CABLE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Consolidating Statement of Cash Flows
Year Ended December 31, 2009

			Non-
	Parent	Guarantor	Guarantor		TWC
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(in millions)

Cash provided by operating activities	$238	$625	$3,923	$393	$5,179
INVESTING ACTIVITIES
Acquisitions and investments, net of cash acquired and distributions received	64	(4,527)	(94)	4,469	(88)
Capital expenditures	(11)	(1,016)	(2,204)	—	(3,231)
Other investing activities	—	6	6	—	12

Cash provided (used) by investing activities	53	(5,537)	(2,292)	4,469	(3,307)

FINANCING ACTIVITIES
Borrowings (repayments), net	642	(62)	—	681	1,261
Borrowings	12,037	—	—	—	12,037
Repayments	(8,677)	—	—	—	(8,677)
Debt issuance costs	(34)	—	—	—	(34)
Proceeds from exercise of stock options	4	—	—	—	4
Net change in investments in and amounts due to and from consolidated subsidiaries	2,246	(226)	(1,631)	(389)	—
Payment of special cash dividend	(10,856)	—	—	—	(10,856)
Other financing activities	—	(4)	—	(4)	(8)

Cash used by financing activities	(4,638)	(292)	(1,631)	288	(6,273)

Decrease in cash and equivalents	(4,347)	(5,204)	—	5,150	(4,401)
Cash and equivalents at beginning of period	5,395	5,204	—	(5,150)	5,449

Cash and equivalents at end of period	$1,048	$—	$—	$—	$1,048

TIME WARNER CABLE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Consolidating Statement of Cash Flows
Year Ended December 31, 2008

			Non-
	Parent	Guarantor	Guarantor		TWC
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(in millions)

Cash provided (used) by operating activities	$(927)	$1,207	$5,223	$(203)	$5,300
INVESTING ACTIVITIES
Acquisitions and investments, net of cash acquired and distributions received	(659)	(3)	(579)	556	(685)
Capital expenditures	—	(926)	(2,596)	—	(3,522)
Other investing activities	—	16	51	—	67

Cash used by investing activities	(659)	(913)	(3,124)	556	(4,140)

FINANCING ACTIVITIES
Borrowings (repayments), net	1,533	—	—	(1,739)	(206)
Borrowings	7,182	—	—	—	7,182
Repayments	(2,217)	(600)	—	—	(2,817)
Debt issuance costs	(97)	—	—	—	(97)
Net change in investments in and amounts due to and from consolidated subsidiaries	395	2,055	(2,097)	(353)	—
Other financing activities	—	(3)	(2)	—	(5)

Cash provided (used) by financing activities	6,796	1,452	(2,099)	(2,092)	4,057

Increase in cash and equivalents	5,210	1,746	—	(1,739)	5,217
Cash and equivalents at beginning of period	185	3,458	—	(3,411)	232

Cash and equivalents at end of period	$5,395	$5,204	$—	$(5,150)	$5,449

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

Management conducted an evaluation of the effectiveness of the Company’s system of internal control over financial reporting as of December 31, 2010 based on the framework set forth in “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its evaluation, management concluded that, as of December 31, 2010, the Company’s internal control over financial reporting is effective based on the specified criteria.

The Company’s internal control over financial reporting as of December 31, 2010 has been audited by the Company’s independent auditor, Ernst & Young LLP, a registered public accounting firm, as stated in their report at page 125 herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and
Shareholders of Time Warner Cable Inc.

We have audited the accompanying consolidated balance sheet of Time Warner Cable Inc. (the “Company”) as of December 31, 2010 and 2009, and the related consolidated statements of operations, cash flows, equity and comprehensive income for each of the three years in the period ended December 31, 2010. The financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Time Warner Cable Inc. at December 31, 2010 and 2009, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Time Warner Cable Inc.’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 18, 2011 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

New York, New York
February 18, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and
Shareholders of Time Warner Cable Inc.

We have audited Time Warner Cable Inc.’s (the “Company”) internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). The Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Time Warner Cable Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Time Warner Cable Inc. as of December 31, 2010 and 2009, and the related consolidated statements of operations, cash flows, equity and comprehensive income for each of the three years in the period ended December 31, 2010 of Time Warner Cable Inc. and our report dated February 18, 2011 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

New York, New York
February 18, 2011

TIME WARNER CABLE INC.
SELECTED FINANCIAL INFORMATION

The selected financial information set forth below as of December 31, 2010 and 2009 and for the years ended December 31, 2010, 2009 and 2008 has been derived from and should be read in conjunction with the audited consolidated financial statements and other financial information presented elsewhere herein. The selected financial information set forth below as of December 31, 2008, 2007 and 2006 and for the years ended December 31, 2007 and 2006 has been derived from audited consolidated financial statements not included herein. Capitalized terms are as defined and described in the consolidated financial statements or elsewhere herein.

	Year Ended December 31,
	2010	2009	2008	2007	2006
	(in millions, except per share data)

Selected Operating Statement Information:(a)
Revenues:
Video	$10,995	$10,760	$10,524	$10,165	$7,632
High-speed data	4,960	4,520	4,159	3,730	2,756
Voice	2,032	1,886	1,619	1,193	715
Advertising	881	702	898	867	664

Total revenues	18,868	17,868	17,200	15,955	11,767
Total costs and expenses(b)	15,179	14,551	28,982	13,189	9,588

Operating Income (Loss)(b)	3,689	3,317	(11,782)	2,766	2,179
Interest expense, net	(1,394)	(1,319)	(923)	(894)	(646)
Other income (expense), net(c)	(99)	(86)	(367)	156	131

Income (loss) from continuing operations before income taxes	2,196	1,912	(13,072)	2,028	1,664
Income tax benefit (provision)	(883)	(820)	5,109	(806)	(645)

Income (loss) from continuing operations	1,313	1,092	(7,963)	1,222	1,019
Discontinued operations, net of tax	—	—	—	—	1,042
Cumulative effect of accounting change, net of tax(d)	—	—	—	—	2

Net income (loss)	1,313	1,092	(7,963)	1,222	2,063
Less: Net (income) loss attributable to noncontrolling interests	(5)	(22)	619	(99)	(87)

Net income (loss) attributable to TWC shareholders	$1,308	$1,070	$(7,344)	$1,123	$1,976

Basic income (loss) from continuing operations per common share attributable to TWC common shareholders	$3.67	$3.07	$(22.55)	$3.45	$2.84
Discontinued operations	—	—	—	—	3.14
Cumulative effect of accounting change	—	—	—	—	0.01

Basic net income (loss) per common share attributable to
TWC common shareholders	$3.67	$3.07	$(22.55)	$3.45	$5.99

Diluted income (loss) from continuing operations per common share attributable to TWC common shareholders	$3.64	$3.05	$(22.55)	$3.45	$2.84
Discontinued operations	—	—	—	—	3.14
Cumulative effect of accounting change	—	—	—	—	0.01

Diluted net income (loss) per common share attributable to
TWC common shareholders	$3.64	$3.05	$(22.55)	$3.45	$5.99

Average common shares outstanding:
Basic	354.2	349.0	325.7	325.6	330.1

Diluted	359.5	350.9	325.7	325.7	330.1

Cash dividends declared per share	$1.60	$—	$—	$—	$—

Special cash dividend declared and paid per share	$—	$30.81	$—	$—	$—

TIME WARNER CABLE INC.
SELECTED FINANCIAL INFORMATION—(Continued)

	Year Ended December 31,
	2010	2009	2008	2007	2006
	(in millions)

Selected Balance Sheet Information:(a)
Cash and equivalents	$3,047	$1,048	$5,449	$232	$51
Total assets	45,822	43,694	47,889	56,600	55,821
Total debt(e)	23,121	22,331	17,728	13,577	14,432

(a)	On July 31, 2006, a subsidiary of TWC, TW NY, and Comcast Corporation (together with its subsidiaries, “Comcast”) completed the acquisition of substantially all of the cable assets of Adelphia Communications Corporation (“Adelphia”) and related transactions. In addition, effective January 1, 2007, TWC began consolidating the results of certain cable systems located in Kansas City, south and west Texas and New Mexico (the “Kansas City Pool”) upon the distribution of the assets of Texas and Kansas City Cable Partners, L.P. (“TKCCP”) to TWC and Comcast. Prior to January 1, 2007, TWC’s interest in TKCCP was reported as an equity-method investment.
(b)	Total costs and expenses and Operating Income (Loss) include restructuring costs of $52 million in 2010, $81 million in 2009 and $15 million in 2008 and merger-related and restructuring costs of $23 million in 2007 and $56 million in 2006. Total costs and expenses and Operating Income (Loss) in 2008 includes a $14.822 billion impairment charge on cable franchise rights and a $58 million loss on the sale of cable systems.
(c)	Other income (expense), net, includes income (losses) from equity-method investments of $(110) million in 2010, $(49) million in 2009, $16 million in 2008, $11 million in 2007 and $129 million in 2006 and gains (losses) related to the change in the fair value of the Time Warner equity award reimbursement obligation of $5 million in 2010 and $(21) million in 2009. Other income (expense), net, in 2009 includes $28 million of direct transaction costs (e.g., legal and professional fees) related to the Separation and a $12 million gain due to a post-closing adjustment related to the 2007 dissolution of TKCCP. Other income (expense), net, in 2008 includes $17 million of direct transaction costs related to the Separation and a $367 million impairment charge on the Company’s investment in Clearwire Communications LLC, an equity-method investment. Other income (expense), net, in 2007 includes a gain of $146 million as a result of the distribution of the assets of TKCCP.
(d)	Cumulative effect of accounting change, net of tax, includes a benefit in 2006 related to the cumulative effect of a change in accounting principle recognized in connection with the adoption of authoritative guidance issued by the Financial Accounting Standards Board regarding accounting for share-based payments.
(e)	Amounts include $1 million and $4 million of debt due within one year as of December 31, 2008 and 2006, respectively, which primarily relates to capital lease obligations.

TIME WARNER CABLE INC.
QUARTERLY FINANCIAL INFORMATION
(Unaudited)

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
	(in millions, except per share data)

2010
Revenues:
Subscription	$4,426	$4,518	$4,511	$4,532
Advertising	173	216	223	269

Total revenues	4,599	4,734	4,734	4,801
Operating Income	850	918	927	994
Net income	215	342	363	393
Net income attributable to TWC shareholders	214	342	360	392
Net income per common share attributable to TWC common shareholders:
Basic(a)	0.60	0.96	1.00	1.10
Diluted(a)	0.60	0.95	1.00	1.09
Common stock—high	53.45	57.37	59.07	66.11
Common stock—low	41.33	48.93	50.96	54.66
Cash dividends declared per share	0.40	0.40	0.40	0.40

2009
Revenues:
Subscription	$4,219	$4,300	$4,316	$4,331
Advertising	145	174	182	201

Total revenues	4,364	4,474	4,498	4,532
Operating Income	716	882	828	891
Net income	184	317	268	323
Net income attributable to TWC shareholders	164	316	268	322
Net income per common share attributable to TWC common shareholders:
Basic(a)	0.48	0.90	0.76	0.91
Diluted(a)	0.48	0.89	0.76	0.91
Common stock—high(b)(c)	68.22	36.25	44.01	44.09
Common stock—low(b)	20.19	24.00	28.66	38.24
Special cash dividend declared and paid per share	30.81	—	—	—

(a)	Per common share amounts for the quarters and full years have each been calculated separately. Accordingly, quarterly amounts may not sum to the annual amounts because of differences in the weighted-average common shares outstanding during each period.
(b)	Common stock high and low prices reflect the 1-for-3 reverse stock split implemented on March 12, 2009.
(c)	Common stock high price for the quarter ended March 31, 2009 reflects the high price prior to the payment of the special cash dividend of $30.81 per share.

EXHIBIT INDEX

Pursuant to Item 601 of Regulation S-K

Exhibit
Number	Description

3.1	Second Amended and Restated Certificate of Incorporation of Time Warner Cable Inc. (“TWC” or the “Company”), as filed with the Secretary of State of the State of Delaware on March 12, 2009 (incorporated herein by reference to Exhibit 3.1 to Amendment No. 1 to TWC’s Registration Statement on Form 8-A filed with the Securities and Exchange Commission (the “SEC”) on March 12, 2009 (the “TWC March 2009 Form 8-A”)).
3.2	Amendment to Second Amended and Restated Certificate of Incorporation of the Company, as filed with the Secretary of State of the State of Delaware on March 12, 2009 (incorporated herein by reference to Exhibit 3.2 to the TWC March 2009 Form 8-A).
3.3	By-laws of the Company, effective as of March 12, 2009 (incorporated herein by reference to Exhibit 3.3 to the TWC March 2009 Form 8-A).
4.1	Indenture, dated as of April 30, 1992, as amended by the First Supplemental Indenture, dated as of June 30, 1992, among Time Warner Entertainment Company, L.P. (“TWE”), Time Warner Companies, Inc. (“TWCI”), certain of TWCI’s subsidiaries that are parties thereto and The Bank of New York, as Trustee (incorporated herein by reference to Exhibits 10(g) and 10(h) to TWCI’s Current Report on Form 8-K dated June 26, 1992 and filed with the SEC on July 15, 1992 (File No. 1-8637)).
4.2	Second Supplemental Indenture, dated as of December 9, 1992, among TWE, TWCI, certain of TWCI’s subsidiaries that are parties thereto and The Bank of New York, as Trustee (incorporated herein by reference to Exhibit 4.2 to Amendment No. 1 to TWE’s Registration Statement on Form S-4 dated and filed with the SEC on October 25, 1993 (Registration No. 33-67688) (the “TWE October 25, 1993 Registration Statement”)).
4.3	Third Supplemental Indenture, dated as of October 12, 1993, among TWE, TWCI, certain of TWCI’s subsidiaries that are parties thereto and The Bank of New York, as Trustee (incorporated herein by reference to Exhibit 4.3 to the TWE October 25, 1993 Registration Statement).
4.4	Fourth Supplemental Indenture, dated as of March 29, 1994, among TWE, TWCI, certain of TWCI’s subsidiaries that are parties thereto and The Bank of New York, as Trustee (incorporated herein by reference to Exhibit 4.4 to TWE’s Annual Report on Form 10-K for the year ended December 31, 1993 and filed with the SEC on March 30, 1994 (File No. 1-12878)).
4.5	Fifth Supplemental Indenture, dated as of December 28, 1994, among TWE, TWCI, certain of TWCI’s subsidiaries that are parties thereto and The Bank of New York, as Trustee (incorporated herein by reference to Exhibit 4.5 to TWE’s Annual Report on Form 10-K for the year ended December 31, 1994 and filed with the SEC on March 30, 1995 (File No. 1-12878)).
4.6	Sixth Supplemental Indenture, dated as of September 29, 1997, among TWE, TWCI, certain of TWCI’s subsidiaries that are parties thereto and The Bank of New York, as Trustee (incorporated herein by reference to Exhibit 4.7 to Historic TW Inc.’s (“Historic TW”) Annual Report on Form 10-K for the year ended December 31, 1997 and filed with the SEC on March 25, 1998 (File No. 1-12259) (the “Time Warner 1997 Form 10-K”)).
4.7	Seventh Supplemental Indenture dated as of December 29, 1997, among TWE, TWCI, certain of TWCI’s subsidiaries that are parties thereto and The Bank of New York, as Trustee (incorporated herein by reference to Exhibit 4.8 to the Time Warner 1997 Form 10-K).
4.8	Eighth Supplemental Indenture dated as of December 9, 2003, among Historic TW, TWE, Warner Communications Inc. (“WCI”), American Television and Communications Corporation (“ATC”), the Company and The Bank of New York, as Trustee (incorporated herein by reference to Exhibit 4.10 to Time Warner Inc.’s (“Time Warner”) Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 1-15062)).
4.9	Ninth Supplemental Indenture dated as of November 1, 2004, among Historic TW, TWE, Time Warner NY Cable Inc., WCI, ATC, the Company and The Bank of New York, as Trustee (incorporated herein by reference to Exhibit 4.1 to Time Warner’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 (File No. 1-15062)).
4.10	Tenth Supplemental Indenture dated as of October 18, 2006, among Historic TW, TWE, TW NY Cable Holding Inc. (“TW NY”), Time Warner NY Cable LLC (“TW NY Cable”), the Company, WCI, ATC and The Bank of New York, as Trustee (incorporated herein by reference to Exhibit 4.1 to Time Warner’s Current Report on Form 8-K dated and filed October 18, 2006 (File No. 1-15062)).

i

Exhibit
Number	Description

4.11	Eleventh Supplemental Indenture dated as of November 2, 2006, among TWE, TW NY, the Company and The Bank of New York, as Trustee (incorporated herein by reference to Exhibit 99.1 to Time Warner’s Current Report on Form 8-K dated and filed November 2, 2006 (File No. 1-15062)).
4.12	$4.0 Billion Three-Year Revolving Credit Agreement, dated as of November 3, 2010, among the Company, as Borrower, the Lenders from time to time party thereto, Bank of America, N.A., as Administrative Agent, BNP Paribas, Citibank, N.A., Deutsche Bank Securities Inc. and Wells Fargo Bank, National Association, as Co-Syndication Agents, and Barclays Bank PLC, JPMorgan Chase Bank, N.A., Mizuho Corporate Bank, LTD., The Bank of Tokyo-Mitsubishi UFJ, LTD. and The Royal Bank of Scotland plc, as Co-Documentation Agents, with associated Guarantees (incorporated herein by reference to Exhibit 4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010).
4.13	$6.0 Billion Amended and Restated Five-Year Revolving Credit Agreement, dated as of December 9, 2003 and amended and restated as of February 15, 2006, among the Company, as Borrower, the Lenders from time to time party thereto, Bank of America, N.A., as Administrative Agent, Citibank, N.A. and Deutsche Bank AG, New York Branch, as Co-Syndication Agents, and BNP Paribas and Wachovia Bank, National Association, as Co-Documentation Agents, with associated Guarantees (the “Amended and Restated Revolving Credit Agreement”) (incorporated herein by reference to Exhibit 10.51 to Time Warner’s Annual Report on Form 10-K for the year ended December 31, 2005 (File No. 1-15062) (the “Time Warner 2005 Form 10-K”)) (terminated on November 3, 2010).
4.14	First Amendment Agreement, dated as of March 3, 2009, to the Amended and Restated Revolving Credit Agreement, among the Company, as Borrower, Lehman Brothers Bank, FSB, as Exiting Lender, the Lenders from time to time party thereto, and Bank of America, N.A., as Administrative Agent (incorporated herein by reference to Exhibit 4.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009 (the “TWC March 31, 2009 Form 10-Q”)).
4.15	$4.0 Billion Five-Year Term Loan Credit Agreement, dated as of February 21, 2006, among the Company, as Borrower, the Lenders from time to time party thereto, The Bank of Tokyo-Mitsubishi UFJ Ltd., New York Branch, as Administrative Agent, The Royal Bank of Scotland plc and Sumitomo Mitsui Banking Corporation, as Co-Syndication Agents, and Calyon New York Branch, HSBC Bank USA, N.A. and Mizuho Corporate Bank, Ltd., as Co-Documentation Agents, with associated Guarantees (incorporated herein by reference to Exhibit 10.52 to the Time Warner 2005 Form 10-K) (terminated on December 21, 2009).
4.16	Amended and Restated Limited Liability Company Agreement of TW NY Cable, dated as of July 28, 2006 (incorporated herein by reference to Exhibit 4.14 to the Company’s Current Report on Form 8-K dated and filed with the SEC on February 13, 2007 (the “TWC February 13, 2007 Form 8-K”)).
4.17	Indenture, dated as of April 9, 2007, among the Company, TW NY, TWE and The Bank of New York, as trustee (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated April 4, 2007 and filed with the SEC on April 9, 2007 (the “TWC April 4, 2007 Form 8-K”)).
4.18	First Supplemental Indenture, dated as of April 9, 2007 (the “First Supplemental Indenture”), among the Company, TW NY, TWE and The Bank of New York, as trustee (incorporated herein by reference to Exhibit 4.2 to the TWC April 4, 2007 Form 8-K).
4.19	Form of 5.40% Exchange Notes due 2012 (included as Exhibit A to the First Supplemental Indenture incorporated herein by reference to Exhibit 4.2 to the TWC April 4, 2007 Form 8-K).
4.20	Form of 5.85% Exchange Notes due 2017 (included as Exhibit B to the First Supplemental Indenture incorporated herein by reference to Exhibit 4.2 to the TWC April 4, 2007 Form 8-K).
4.21	Form of 6.55% Exchange Debentures due 2037 (included as Exhibit C to the First Supplemental Indenture incorporated herein by reference to Exhibit 4.2 to the TWC April 4, 2007 Form 8-K).
4.22	Form of 6.20% Notes due 2013 (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated June 16, 2008 and filed with the SEC on June 19, 2008 (the “TWC June 16, 2008 Form 8-K”)).
4.23	Form of 6.75% Notes due 2018 (incorporated herein by reference to Exhibit 4.2 to the TWC June 16, 2008 Form 8-K).
4.24	Form of 7.30% Debentures due 2038 (incorporated herein by reference to Exhibit 4.3 to the TWC June 16, 2008 Form 8-K).
4.25	Form of 8.25% Notes due 2014 (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated November 13, 2008 and filed with the SEC on November 18, 2008 (the “TWC November 13, 2008 Form 8-K”)).

Exhibit
Number	Description

4.26	Form of 8.75% Notes due 2019 (incorporated herein by reference to Exhibit 4.2 to the TWC November 13, 2008 Form 8-K).
4.27	Form of 7.50% Notes due 2014 (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated March 23, 2009 and filed with the SEC on March 26, 2009 (the “TWC March 23, 2009 Form 8-K”)).
4.28	Form of 8.25% Notes due 2019 (incorporated herein by reference to Exhibit 4.2 to the TWC March 23, 2009 Form 8-K).
4.29	Form of 6.75% Debentures due 2039 (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated June 24, 2009 and filed with the SEC on June 29, 2009 (the “TWC June 24, 2009 Form 8-K”)).
4.30	Form of 3.5% Notes due 2015 (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated December 8, 2009 and filed with the SEC on December 11, 2009 (the “TWC December 8, 2009 Form 8-K”)).
4.31	Form of 5.0% Notes due 2020 (incorporated herein by reference to Exhibit 4.2 to the TWC December 8, 2009 Form 8-K).
4.32	Form of 4.125% Notes due 2021 (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated November 9, 2010 and filed with the SEC on November 15, 2010 (the “TWC November 15, 2010 Form 8-K”)).
4.33	Form of 5.875% Debentures due 2040 (incorporated herein by reference to Exhibit 4.2 to the TWC November 15, 2010 Form 8-K).
10.1	Amended and Restated Agreement of Limited Partnership of TWE, dated as of March 31, 2003, by and among the Company, TWE Holdings I Trust (“Comcast Trust I”), ATC, Comcast Corporation and Time Warner (the “TWE Limited Partnership Agreement”) (incorporated herein by reference to Exhibit 3.3 to Time Warner’s Current Report on Form 8-K dated March 28, 2003 and filed with the SEC on April 14, 2003 (File No. 1-15062) (the “Time Warner March 28, 2003 Form 8-K”)).
10.2	First Amendment, dated as of December 31, 2009, to the TWE Limited Partnership Agreement, between Time Warner Cable LLC, TW NY Cable, and TWE GP Holdings LLC (incorporated herein by reference to Exhibit 10.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 (the “TWC 2009 Form 10-K”)).
10.3	Contribution Agreement, dated as of September 9, 1994, among TWE, Advance Publications, Inc. (“Advance Publications”), Newhouse Broadcasting Corporation (“Newhouse”), Advance/Newhouse Partnership and Time Warner Entertainment-Advance/Newhouse Partnership (“TWE-A/N”) (incorporated herein by reference to Exhibit 10(a) to TWE’s Current Report on Form 8-K dated September 9, 1994 and filed with the SEC on September 21, 1994 (File No. 1-12878)).
10.4	Amended and Restated Transaction Agreement, dated as of October 27, 1997, among Advance Publications, Newhouse, Advance/Newhouse Partnership, TWE, TW Holding Co. and TWE-A/N (incorporated herein by reference to Exhibit 99(c) to Historic TW’s Current Report on Form 8-K dated October 27, 1997 and filed with the SEC on November 5, 1997 (File No. 1-12259)).
10.5	Transaction Agreement No. 2, dated as of June 23, 1998, among Advance Publications, Newhouse, Advance/Newhouse Partnership, TWE, Paragon Communications (“Paragon”) and TWE-A/N (incorporated herein by reference to Exhibit 10.38 to Historic TW’s Annual Report on Form 10-K for the year ended December 31, 1998 and filed with the SEC on March 26, 1999 (File No. 1-12259) (the “Time Warner 1998 Form 10-K”)).
10.6	Transaction Agreement No. 3, dated as of September 15, 1998, among Advance Publications, Newhouse, Advance/Newhouse Partnership, TWE, Paragon and TWE-A/N (incorporated herein by reference to Exhibit 10.39 to the Time Warner 1998 Form 10-K).
10.7	Amended and Restated Transaction Agreement No. 4, dated as of February 1, 2001, among Advance Publications, Newhouse, Advance/Newhouse Partnership, TWE, Paragon and TWE-A/N (incorporated herein by reference to Exhibit 10.53 to Time Warner’s Transition Report on Form 10-K for the year ended December 31, 2000 and filed with the SEC on March 27, 2001 (File No. 1-15062)).
10.8	Master Transaction Agreement, dated as of August 1, 2002, by and among TWE-A/N, TWE, Paragon and Advance/Newhouse Partnership (incorporated herein by reference to Exhibit 10.1 to Time Warner’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 and filed with the SEC on August 14, 2002 (File No. 1-15062)).

Exhibit
Number	Description

10.9	Third Amended and Restated Partnership Agreement of TWE-A/N, dated as of December 31, 2002, among TWE, Paragon and Advance/Newhouse Partnership (incorporated herein by reference to Exhibit 99.1 to TWE’s Current Report on Form 8-K dated December 31, 2002 and filed with the SEC on January 14, 2003 (File No. 1-12878) (the “TWE December 31, 2002 Form 8-K”)).
10.10	Consent and Agreement, dated as of December 31, 2002, among TWE-A/N, TWE, Paragon, Advance/Newhouse Partnership, TWEAN Subsidiary LLC and JP Morgan Chase Bank (incorporated herein by reference to Exhibit 99.2 to the TWE December 31, 2002 Form 8-K).
10.11	Pledge Agreement, dated December 31, 2002, among TWE-A/N, Advance/Newhouse Partnership, TWEAN Subsidiary LLC and JP Morgan Chase Bank (incorporated herein by reference to Exhibit 99.3 to the TWE December 31, 2002 Form 8-K).
10.12	Agreement and Declaration of Trust, dated as of December 18, 2003, by and between Kansas City Cable Partners and Wilmington Trust Company (incorporated herein by reference to Exhibit 10.6 to the TWC February 13, 2007 Form 8-K).
10.13	Separation Agreement, dated May 20, 2008, among Time Warner, the Company, TWE, TW NY, WCI, Historic TW and ATC (incorporated herein by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K dated May 20, 2008 and filed with the SEC on May 27, 2008 (the “TWC May 20, 2008 Form 8-K”)).
10.14	Reimbursement Agreement, dated as of March 31, 2003, by and among Time Warner, WCI, ATC, TWE and the Company (the “Reimbursement Agreement”) (incorporated herein by reference to Exhibit 10.7 to the Time Warner March 28, 2003 Form 8-K).
10.15	Amendment No. 1, dated May 20, 2008, to the Reimbursement Agreement, by and among the Company and Time Warner (incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008 (the “TWC June 30, 2008 Form 10-Q”)).
10.16	Second Amended and Restated Tax Matters Agreement, dated May 20, 2008, between the Company and Time Warner (incorporated herein by reference to Exhibit 99.2 to the TWC May 20, 2008 Form 8-K).
10.17	Intellectual Property Agreement, dated as of August 20, 2002, by and among TWE and WCI (incorporated herein by reference to Exhibit 10.16 to Time Warner’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002 (File No. 1-15062) (the “Time Warner September 30, 2002 Form 10-Q”)).
10.18	Amendment to the Intellectual Property Agreement, dated as of March 31, 2003, by and between TWE and WCI (incorporated herein by reference to Exhibit 10.2 to the Time Warner March 28, 2003 Form 8-K).
10.19	Intellectual Property Agreement, dated as of August 20, 2002, by and between the Company and WCI (incorporated herein by reference to Exhibit 10.18 to the Time Warner September 30, 2002 Form 10-Q).
10.20	Amendment to the Intellectual Property Agreement, dated as of March 31, 2003, by and between the Company and WCI (incorporated herein by reference to Exhibit 10.4 to the Time Warner March 28, 2003 Form 8-K).
10.21	Underwriting Agreement, dated March 23, 2009, among the Company, TW NY, TWE and Banc of America Securities LLC, Citigroup Global Markets Inc., Deutsche Bank Securities Inc., UBS Securities LLC and Wachovia Capital Markets, LLC, on behalf of themselves and as representatives of the underwriters named therein (incorporated herein by reference to Exhibit 1.1 to the TWC March 23, 2009 Form 8-K).
10.22	Underwriting Agreement, dated June 24, 2009, among the Company, TW NY, TWE and Banc of America Securities LLC, BNP Paribas Securities Corp., Citigroup Global Markets Inc., J.P. Morgan Securities Inc. and Mitsubishi UFJ Securities (USA), Inc., on behalf of themselves and as representatives of the underwriters named therein (incorporated herein by reference to Exhibit 1.1 to the TWC June 24, 2009 Form 8-K).
10.23	Underwriting Agreement, dated December 8, 2009, among the Company, TW NY, TWE and Barclays Capital Inc., Deutsche Bank Securities Inc. and Goldman, Sachs & Co., on behalf of themselves and as representatives of the underwriters named therein (incorporated herein by reference to Exhibit 1.1 to the TWC December 8, 2009 Form 8-K).
10.24	Underwriting Agreement, dated November 9, 2010, among the Company, the Guarantors and BNP Paribas Securities Corp., Citigroup Global Markets Inc., Morgan Stanley & Co. Incorporated and RBS Securities Inc., on behalf of themselves and as representatives of the underwriters listed therein (incorporated herein by reference to Exhibit 1.1 to the TWC November 15, 2010 Form 8-K).
10.25	Employment Agreement, effective as of August 3, 2009, between the Company and Glenn A. Britt (incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009 (the “TWC September 30, 2009 Form 10-Q”)).
10.26	Employment Agreement, effective as of January 1, 2010, between the Company and Landel C. Hobbs (incorporated herein by reference to Exhibit 10.32 to the TWC 2009 Form 10-K).

Exhibit
Number	Description

10.27	Employment Agreement, effective as of January 1, 2010, between the Company and Robert D. Marcus (incorporated herein by reference to Exhibit 10.33 to the TWC 2009 Form 10-K).
10.28	Amended and Restated Employment and Termination Agreement, dated as of June 1, 2000, by and between TWE and Carl U.J. Rossetti (as extended by Letter Agreements dated November 21, 2000, November 30, 2001, November 22, 2002, November 24, 2003, November 17, 2004, November 10, 2005, November 27, 2006 and December 4, 2007) (incorporated herein by reference to Exhibit 10.1 to the TWC June 30, 2008 Form 10-Q).
10.29	First Amendment, effective as of January 1, 2008, to Employment Agreement between TWE and Carl U.J. Rossetti (incorporated herein by reference to Exhibit 10.2 to the TWC June 30, 2008 Form 10-Q).
10.30	Letter Agreement, dated November 14, 2008, between TWE and Carl U.J. Rossetti (incorporated herein by reference to Exhibit 10.40 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 (the “TWC 2008 Form 10-K”)).
10.31	Letter Agreement, dated December 9, 2009, between TWE and Carl U.J. Rossetti (incorporated herein by reference to Exhibit 10.37 to the TWC 2009 Form 10-K).
10.32	Second Amendment, effective as of January 1, 2010, to Employment Agreement between TWE and Carl U.J. Rossetti (incorporated herein by reference to Exhibit 10.38 to the TWC 2009 Form 10-K).
10.33*	Letter Agreement, dated December 14, 2010, between TWE and Carl Rossetti.
10.34	Employment Agreement, dated as of June 1, 2000, by and between TWE and Michael LaJoie (incorporated herein by reference to Exhibit 10.41 to the TWC February 13, 2007 Form 8-K).
10.35	First Amendment, dated December 22, 2005, to Employment Agreement between TWE and Michael LaJoie (incorporated herein by reference to Exhibit 10.33 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 (the “TWC 2007 Form 10-K”)).
10.36	Second Amendment, effective as of January 1, 2008, to Employment Agreement between TWE and Michael LaJoie (incorporated herein by reference to Exhibit 10.4 to the TWC March 31, 2009 Form 10-Q).
10.37	Extension to Employment Agreement, dated December 12, 2008, between TWE and Michael LaJoie (incorporated herein by reference to Exhibit 10.5 to the TWC March 31, 2009 Form 10-Q).
10.38	Third Amendment, effective as of January 1, 2010, to Employment Agreement between TWE and Michael LaJoie (incorporated herein by reference to Exhibit 10.43 to the TWC 2009 Form 10-K).
10.39	Amended and Restated Employment and Termination Agreement, dated as of June 1, 2000, between TWE and Marc Lawrence-Apfelbaum (as renewed through 2012) (incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 (the “TWC March 31, 2010 Form 10-Q”)).
10.40	First Amendment, effective as of January 1, 2008, to Employment Agreement between TWE and Marc Lawrence-Apfelbaum (incorporated herein by reference to Exhibit 10.2 to the TWC March 31, 2010 Form 10-Q).
10.41	Letter Agreement, dated December 10, 2009, between TWE and Marc Lawrence-Apfelbaum (incorporated herein by reference to Exhibit 10.3 to the TWC March 31, 2010 Form 10-Q).
10.42	Second Amendment, effective as of January 1, 2010, to Employment Agreement between TWE and Marc Lawrence-Apfelbaum (incorporated herein by reference to Exhibit 10.4 to the TWC March 31, 2010 Form 10-Q).
10.43*	Letter Agreement, dated December 2, 2010, between TWE and Marc Lawrence-Apfelbaum.
10.44	Memorandum Opinion and Order issued by the Federal Communications Commission, dated July 13, 2006 (the “Adelphia/Comcast Order”) (incorporated herein by reference to Exhibit 10.42 to the TWC February 13, 2007 Form 8-K).
10.45	Erratum to the Adelphia/Comcast Order, dated July 27, 2006 (incorporated herein by reference to Exhibit 10.43 to the TWC February 13, 2007 Form 8-K).
10.46	Time Warner Cable Inc. 2006 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.45 to the TWC February 13, 2007 Form 8-K).
10.47	Time Warner Cable Inc. 2006 Stock Incentive Plan, as amended, effective March 12, 2009 (incorporated herein by reference to Exhibit 10.1 to the TWC March 31, 2009 Form 10-Q).
10.48	Time Warner Cable Inc. 2007 Annual Bonus Plan (incorporated herein by reference to Exhibit 10.45 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006 (the “TWC 2006 Form 10-K”)).

v

Exhibit
Number	Description

10.49	Form of Non-Qualified Stock Option Agreement, used through 2009 (incorporated herein by reference to Exhibit 10.46 to the TWC 2006 Form 10-K).
10.50	Form of Non-Qualified Stock Option Agreement, used commencing in 2010 (incorporated herein by reference to Exhibit 10.50 to the TWC 2009 Form 10-K).
10.51*	Form of Performance-Based Non-Qualified Stock Option Agreement, used commencing in 2011.
10.52	Form of Restricted Stock Units Agreement, as amended through December 14, 2007, used through 2009 (incorporated herein by reference to Exhibit 10.40 to the TWC 2007 Form 10-K).
10.53	Form of Restricted Stock Units Agreement, used commencing in 2010 (incorporated herein by reference to Exhibit 10.52 to the TWC 2009 Form 10-K).
10.54	Addendum to Restricted Stock Units Agreement (applicable to certain officers), used commencing in 2010 (incorporated herein by reference to Exhibit 10.53 to the TWC 2009 Form 10-K).
10.55*	Form of Performance-Based Restricted Stock Units Agreement and Addendum thereto (applicable to certain officers), used commencing in 2011.
10.56	Form of Restricted Stock Units Agreement for Non-Employee Directors, as amended through December 14, 2007, used through 2009 (incorporated by reference to Exhibit 10.41 of the TWC 2007 Form 10-K).
10.57	Form of Restricted Stock Units Agreement for Non-Employee Directors, used commencing in 2010 (incorporated herein by reference to Exhibit 10.55 of the TWC 2009 Form 10-K).
10.58*	Forms of Notice of Grant of Restricted Stock Units for Non-Employee Directors, used commencing in 2011.
10.59	Form of Deferred Stock Units Agreement for Non-Employee Directors (incorporated herein by reference to Exhibit 10.48 of the TWC 2008 Form 10-K).
10.60	Description of Director Compensation (incorporated herein by reference to the section titled “Director Compensation” in the Company’s Proxy Statement dated April 12, 2010).
10.61	Master Distribution, Dissolution and Cooperation Agreement, dated as of January 1, 2007, by and among Texas and Kansas City Cable Partners, L.P., TWE-A/N, Comcast TCP Holdings, Inc., TWE-A/N Texas and Kansas City Cable Partners General Partner LLC, TCI Texas Cable Holdings LLC, TCI Texas Cable, LLC, Comcast TCP Holdings, Inc., Comcast TCP Holdings, LLC, KCCP Trust, Time Warner Cable Information Services (Kansas), LLC, Time Warner Cable Information Services (Missouri), LLC, Time Warner Information Services (Texas), L.P., Time Warner Cable/Comcast Kansas City Advertising, LLC, TCP/Comcast Las Cruces Cable Advertising, LP, TCP Security Company LLC, TCP-Charter Cable Advertising, LP, TCP/Conroe-Huntsville Cable Advertising, LP, TKCCP/Cebridge Texas Cable Advertising, LP, TWEAN-TCP Holdings LLC, and Houston TKCCP Holdings, LLC (incorporated herein by reference to Exhibit 10.46 to the TWC February 13, 2007 8-K).
10.62	Letter Agreement, dated April 18, 2007, by and among Comcast Cable Communications Holdings, Inc., MOC Holdco I, LLC, TWE Holdings I Trust, Comcast of Louisiana/Mississippi/Texas, LLC, TWC, TWE, Comcast, Time Warner and TW NY, relating to certain TWE administrative matters in connection with the redemption of Comcast’s interest in TWE (incorporated herein by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007).
12*	Computation of Ratio of Earnings to Fixed Charges and Ratio of Earnings to Combined Fixed Charges and Preferred Dividend Requirements.
21*	Subsidiaries of the Company.
23*	Consent of Ernst & Young LLP.
31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010.
31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010.
32†	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

Exhibit
Number	Description

101†	The following financial information from the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, filed with the SEC on February 18, 2011, formatted in eXtensible Business Reporting Language:

(i) Consolidated Balance Sheet as of December 31, 2010 and December 31, 2009, (ii) Consolidated Statement of Operations for the years ended December 31, 2010, 2009 and 2008, (iii) Consolidated Statement of Cash Flows for the years ended December 31, 2010, 2009 and 2008, (iv) Consolidated Statement of Equity for the years ended December 31, 2010, 2009 and 2008, (v) Consolidated Statement of Comprehensive Income for the years ended December 31, 2010, 2009 and 2008 and (vi) Notes to Consolidated Financial Statements.

*	Filed herewith.

†	This exhibit will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 (15 U.S.C. 78r), or otherwise subject to the liability of that section. Such exhibit will not be deemed to be incorporated by reference into any filing under the Securities Act or Securities Exchange Act, except to the extent that the Company specifically incorporates it by reference.