Form 10-Q
period 2011-03-31
TIME WARNER CABLE INC.
filed 2011-04-28
CIK 1377013

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________
Form 10-Q
_______________
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011 or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________________________to _________________________
Commission File Number: 001-33335
_______________
TIME WARNER CABLE INC.
(Exact name of registrant as specified in its charter)

Delaware	84-1496755
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)
60 Columbus Circle
New York, New York 10023
(Address of principal executive offices) (Zip Code)
(212) 364-8200
(Registrant’s telephone number, including area code)
_______________
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

Large accelerated filer ☑	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
       Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐    No ☑

Shares Outstanding
Description of Class	as of April 26, 2011
Common Stock – $.01 par value	336,401,682

TIME WARNER CABLE INC.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
AND OTHER FINANCIAL INFORMATION

Page

PART I. FINANCIAL INFORMATION
Management’s Discussion and Analysis of Results of Operations and Financial Condition	1
Item 4. Controls and Procedures	16
Consolidated Balance Sheet as of March 31, 2011 and December 31, 2010	17
Consolidated Statement of Operations for the Three Months Ended March 31, 2011 and 2010	18
Consolidated Statement of Cash Flows for the Three Months Ended March 31, 2011 and 2010	19
Consolidated Statement of Equity for the Three Months Ended March 31, 2011 and 2010	20
Notes to Consolidated Financial Statements	21

PART II. OTHER INFORMATION
Item 1. Legal Proceedings	39
Item 1A. Risk Factors	39
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	40
Item 6. Exhibits	40
EX-12
EX-31.1
EX-31.2
EX-32
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

TIME WARNER CABLE INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS
OF OPERATIONS AND FINANCIAL CONDITION
INTRODUCTION
       Management’s discussion and analysis of results of operations and financial condition (“MD&A”) is a supplement to the accompanying consolidated financial statements and provides additional information on Time Warner Cable Inc.’s (together with its subsidiaries, “TWC” or the “Company”) business, recent developments, financial condition, cash flows and results of operations. MD&A is organized as follows:
•
Overview. This section provides a general description of TWC’s business, as well as recent developments the Company believes are important in understanding the results of operations and financial condition or in understanding anticipated future trends.

•	Financial statement presentation. This section provides a summary of how the Company’s operations are presented in the accompanying consolidated financial statements.

•	Results of operations. This section provides an analysis of the Company’s results of operations for the three months ended March 31, 2011.

•	Financial condition and liquidity. This section provides an analysis of the Company’s financial condition as of March 31, 2011 and cash flows for the three months ended March 31, 2011.

•
Caution concerning forward-looking statements. This section provides a description of the use of forward-looking information appearing in this report, including in MD&A and the consolidated financial statements. Such information is based on management’s current expectations about future events, which are susceptible to uncertainty and changes in circumstances. Refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 (the “2010 Form 10-K”) for a discussion of the risk factors applicable to the Company.

OVERVIEW
       TWC is the second-largest cable operator in the U.S., with technologically advanced, well-clustered systems located mainly in five geographic areas – New York State (including New York City), the Carolinas, Ohio, Southern California (including Los Angeles) and Texas. As of March 31, 2011, TWC served approximately 14.5 million residential and commercial customers who subscribed to one or more of its three primary subscription services – video, high-speed data and voice – totaling approximately 26.9 million primary service units.
       TWC offers video, high-speed data and voice services over its broadband cable systems to residential and commercial customers. TWC markets its services separately and in “bundled” packages of multiple services and features. As of March 31, 2011, 59.5% of TWC’s residential and commercial customers subscribed to two or more of its primary services, including 25.9% of its customers who subscribed to all three primary services. During the three months ended March 31, 2011, TWC generated approximately $4.6 billion of subscription revenues. TWC also sells advertising to a variety of national, regional and local advertising customers, resulting in advertising revenues of $197 million during the three months ended March 31, 2011.
       Video generates the largest share of TWC’s revenues and, as of March 31, 2011, TWC had approximately 12.2 million residential video subscribers and 166,000 commercial video subscribers. Of the Company’s video subscribers, as of March 31, 2011, 73.1% received digital video signals. As of March 31, 2011, TWC had approximately 9.6 million residential high-speed data subscribers and 346,000 commercial high-speed data subscribers. TWC’s commercial high-speed data services include high-speed data, networking and transport services. As of March 31, 2011, TWC had approximately 4.5 million residential Digital Phone subscribers and 123,000 commercial Digital Phone subscribers.
       TWC believes it will continue to increase subscription revenues for the foreseeable future through the offering of incremental video services (e.g., digital video recorder (“DVR”) service and additional programming tiers), video equipment rentals, price increases and growth in high-speed data and Digital Phone subscribers. However, future growth rates will depend on subscriber and penetration levels, regulation and pricing, as well as the state of the economy and competition.

TIME WARNER CABLE INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS
OF OPERATIONS AND FINANCIAL CONDITION—(Continued)
        TWC’s business is affected by the economic environment and, in particular, trends in new home formation, housing vacancy rates, unemployment rates and consumer spending levels. The Company believes that the challenging economic environment over the last few years has negatively affected its financial and subscriber growth.
        TWC faces intense competition for customers from a variety of alternative communications, information and entertainment delivery sources. TWC competes with incumbent local telephone companies, including AT&T Inc. and Verizon Communications Inc., across each of its primary services. Some of these telephone companies offer a broad range of services with features and functions comparable to those provided by TWC and in bundles similar to those offered by TWC, sometimes including wireless service. Each of TWC’s services also faces competition from other companies that provide services on a stand-alone basis. TWC’s video service faces competition from direct broadcast satellite services, and increasingly from companies that deliver content to consumers over the Internet. TWC’s high-speed data service faces competition from wireless data providers, and competition in voice service is increasing as more homes in the U.S. are replacing their wireline telephone service with wireless service or “over-the-top” phone service. Additionally, technological advances and product innovations have increased and will likely continue to increase the number of alternatives available to TWC’s customers and potential customers, further intensifying competition. The Company believes the more competitive environment has negatively affected its financial and subscriber growth.
        For the three months ended March 31, 2011, video programming costs and employee costs represented 34.9% and 32.8%, respectively, of the Company’s total operating expenses. Video programming costs are expected to continue to increase, reflecting rate increases on existing programming services, incremental costs associated with retransmission consent agreements, growth in video subscribers taking tiers of service with more channels and the expansion of service offerings (e.g., new network channels). TWC expects that its video programming costs as a percentage of video revenues will continue to increase as the rate of growth in programming costs outpaces the rate of growth in video revenues. Additionally, the more competitive environment discussed above may increase TWC’s cost to obtain certain video programming. Employee costs are also expected to continue to increase as a result of many factors, including higher compensation expenses and the Company’s investment in its commercial services and other areas of growth.
Recent Developments
NaviSite Acquisition
        On April 21, 2011, TWC acquired NaviSite, Inc. (“NaviSite”) for $5.50 per share of NaviSite common stock, or a total equity value of $231 million, in cash (including amounts paid for outstanding NaviSite equity awards). At closing, TWC also repaid NaviSite’s debt and acquired all of its preferred equity for a total of $80 million in cash. NaviSite, which provides enterprise-class hosting, managed application, messaging and cloud services, had revenues of $126 million for its fiscal year ended July 31, 2010.
FINANCIAL STATEMENT PRESENTATION
Revenues
        The Company’s revenues consist of subscription and advertising revenues. Subscription revenues consist of revenues from residential and commercial video, high-speed data and voice services.
        Video revenues include residential and commercial subscriber fees for the Company’s three main levels or “tiers” of video programming service—Basic Service Tier (“BST”), Expanded Basic Service Tier (or Cable Programming Service Tier) (“CPST”) and Digital Basic Service Tier (“DBT”), as well as fees for genre-based programming tiers, such as movie, sports and Spanish-language tiers. Video revenues also include related equipment rental charges, installation charges and fees collected on behalf of local franchising authorities and the Federal Communications Commission (the “FCC”). Additionally, video revenues include revenues from premium channels, transactional video-on-demand (e.g., events and movies) and DVR service. Several ancillary items are also included within video revenues, such as commissions earned on the sale of merchandise by home shopping networks and revenues from home monitoring and security services.

TIME WARNER CABLE INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS
OF OPERATIONS AND FINANCIAL CONDITION—(Continued)
        High-speed data revenues primarily include residential and commercial subscriber fees for the Company’s high-speed data and mobile high-speed data services, along with related home networking fees and installation charges. High-speed data revenues also include fees paid to TWC by (a) the Advance/Newhouse Partnership for the ability to distribute TWC’s Road Runner® high-speed data service (“Road Runner”) and TWC’s management of certain functions for the Advance/Newhouse Partnership, including, among others, programming and engineering, and (b) other distributors of TWC’s Road Runner high-speed data service. In addition, high-speed data revenues include fees received from third-party internet service providers (e.g., Earthlink) whose on-line services are provided to some of TWC’s customers. Commercial high-speed data revenues also include amounts generated by the sale of commercial networking and transport services. These services include point-to-point transport services offered to wireless telephone providers (i.e., cell tower backhaul), Internet service providers and competitive carriers on a wholesale basis, as well as Metro Ethernet service.
        Voice revenues include subscriber fees from residential and commercial Digital Phone subscribers, along with related installation charges.
        Advertising revenues include the fees charged to local, regional and national advertising customers for advertising placed on the Company’s video and high-speed data services, as well as revenues from advertising inventory sold on behalf of other video distributors. Nearly all Advertising revenues are derived from advertising placed on video services.
Costs and Expenses
        Costs of revenues include the following costs directly associated with the delivery of services to subscribers or the maintenance of the Company’s delivery systems: video programming costs; high-speed data connectivity costs; voice network costs; mobile high-speed data service costs; other service-related expenses, including non-administrative labor; franchise fees; and other related costs.
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
•	OIBDA (Operating Income before Depreciation and Amortization) means Operating Income before depreciation of tangible assets and amortization of intangible assets.

•
Free Cash Flow means cash provided by operating activities (as defined under GAAP) excluding the impact, if any, of cash provided or used by discontinued operations, plus any excess tax benefit from equity-based compensation, less (i) capital expenditures, (ii) cash paid for other intangible assets, (iii) partnership distributions to third parties and (iv) principal payments on capital leases.

        Management uses OIBDA, among other measures, in evaluating the performance of the Company’s business because it eliminates the effects of (1) considerable amounts of noncash depreciation and amortization and (2) items not within the control of the Company’s operations managers (such as net income attributable to noncontrolling interests, income tax provision, other income (expense), net, and interest expense, net). Management believes that Free Cash Flow is an important indicator of the Company’s liquidity after the payment of cash taxes, interest and other cash items, including its ability to reduce net debt, pay dividends, repurchase common stock and make strategic investments. Performance measures derived from OIBDA are also used in the Company’s annual incentive compensation programs. In addition, both of these measures are commonly used by analysts, investors and others in evaluating the Company’s performance and liquidity.

TIME WARNER CABLE INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS
OF OPERATIONS AND FINANCIAL CONDITION—(Continued)
        These measures have inherent limitations. For example, OIBDA does not reflect capital expenditures or the periodic costs of certain capitalized assets used in generating revenues. To compensate for such limitations, management evaluates performance through, among other measures, Free Cash Flow, which reflects capital expenditure decisions, and net income attributable to TWC shareholders, which reflects the periodic costs of capitalized assets. OIBDA also fails to reflect the significant costs borne by the Company for income taxes and debt servicing costs, the share of OIBDA attributable to noncontrolling interests, the results of the Company’s equity investments and other non-operational income or expense. Management compensates for these limitations by using other analytics such as a review of net income attributable to TWC shareholders. Free Cash Flow, a liquidity measure, does not reflect payments made in connection with investments and acquisitions, which reduce liquidity. To compensate for this limitation, management evaluates such investments and acquisitions through other measures such as return on investment analyses.
        These measures should be considered in addition to, not as substitutes for, the Company’s Operating Income, net income attributable to TWC shareholders and various cash flow measures (e.g., cash provided by operating activities), as well as other measures of financial performance and liquidity reported in accordance with GAAP, and may not be comparable to similarly titled measures used by other companies.
Basis of Presentation
Reclassifications
        Certain reclassifications have been made to the prior year financial information to conform to the current year presentation, including certain sales-related customer care costs of $16 million for the three months ended March 31, 2010, which have been reclassified from costs of revenues to selling, general and administrative expenses. This reclassification had no impact on the Company’s Operating Income or net income attributable to TWC shareholders for the three months ended March 31, 2010.
Recent Accounting Standards
        See Note 2 to the accompanying consolidated financial statements for accounting standards adopted in 2011.
RESULTS OF OPERATIONS
Three Months Ended March 31, 2011 Compared to Three Months Ended March 31, 2010
        The following discussion provides an analysis of the Company’s results of operations and should be read in conjunction with the accompanying consolidated statement of operations, as well as the consolidated financial statements and notes thereto and MD&A included in the 2010 Form 10-K.
        Revenues. Revenues by major category were as follows (in millions):

	Three Months Ended March 31,
	2011	2010	% Change
Subscription:
Video	$2,767	$2,740	1.0%
High-speed data	1,328	1,193	11.3%
Voice	535	493	8.5%

Total Subscription	4,630	4,426	4.6%
Advertising	197	173	13.9%

Total	$4,827	$4,599	5.0%

TIME WARNER CABLE INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS
OF OPERATIONS AND FINANCIAL CONDITION—(Continued)
        Total Subscription revenues increased 4.6% as a result of increases in residential and commercial video, high-speed data and voice revenues. Residential and commercial subscription revenues were as follows (in millions):

	Residential			Commercial
	Three Months Ended March 31,			Three Months Ended March 31,
	2011	2010	% Change	2011	2010	% Change
Subscription:
Video	$2,698	$2,676	0.8%	$69	$64	7.8%
High-speed data	1,126	1,029	9.4%	202	164	23.2%
Voice	493	467	5.6%	42	26	61.5%

Total Subscription	$4,317	$4,172	3.5%	$313	$254	23.2%

        The increase in video revenues was primarily due to increases in average revenues per subscriber (due to price increases, improved subscriber mix and increased DVR service revenues), partially offset by a decrease in residential video subscribers. The major components of video revenues were as follows (in millions):

	Three Months Ended March 31,
	2011	2010	% Change
Programming tiers(a)	$1,810	$1,811	(0.1%)
Premium channels	210	217	(3.2%)
Transactional video-on-demand	86	90	(4.4%)
Video equipment rental and installation charges	344	318	8.2%
DVR service	154	142	8.5%
Franchise and other fees(b)	125	122	2.5%
Other	38	40	(5.0%)

Total	$2,767	$2,740	1.0%

(a)	Programming tier revenues include subscriber fees for the BST, CPST and DBT video programming tiers, as well as genre-based programming tiers, such as movie, sports and Spanish-language tiers.
(b)	Franchise and other fees include fees collected on behalf of franchising authorities and the FCC.
        High-speed data revenues increased primarily due to growth in residential and commercial high-speed data subscribers and increases in average revenues per subscriber (due to both price increases and improved subscriber mix) and cell tower backhaul and Metro Ethernet revenues.
        The increase in voice revenues was due to growth in residential and commercial Digital Phone subscribers, as well as an increase in average revenues per subscriber.

TIME WARNER CABLE INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS
OF OPERATIONS AND FINANCIAL CONDITION—(Continued)
        Selected subscriber-related statistics were as follows (in thousands):

	March 31,
	2011	2010	% Change
Residential:
Video(a)	12,191	12,656	(3.7%)
High-speed data(b)(c)	9,646	9,206	4.8%
Digital Phone(c)(d)	4,457	4,239	5.1%

Commercial:
Video(a)	166	161	3.1%
High-speed data(b)(c)	346	304	13.8%
Digital Phone(c)(d)	123	78	57.7%

Primary service units(e)	26,929	26,644	1.1%
Customer relationships(f)	14,522	14,618	(0.7%)
Double play(g)	4,883	4,982	(2.0%)
Triple play(h)	3,763	3,521	6.9%

(a)
Video subscriber numbers reflect billable subscribers who receive at least the BST video programming tier. The determination of whether a video subscriber is categorized as residential or commercial is based on the type of subscriber receiving the service.

(b)
High-speed data subscriber numbers reflect billable subscribers who receive TWC’s Road Runner high-speed data service or any of the other high-speed data services offered by TWC. High-speed data subscriber numbers as of March 31, 2011 exclude 19,000 mobile high-speed data subscribers.

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

(g)	Double play subscriber numbers reflect customers who subscribe to two of the Company’s primary services.
(h)	Triple play subscriber numbers reflect customers who subscribe to all three of the Company’s primary services.
        Average monthly subscription revenues (which includes residential and commercial video, high-speed data and voice revenues) per unit were as follows:

	Three Months Ended March 31,
	2011	2010	% Change
Average monthly subscription revenues per:
Customer relationship	$106.52	$101.21	5.2%
Primary service unit	57.61	55.73	3.4%
        Advertising revenues increased primarily due to higher revenues from regional, local and, to a lesser extent, national businesses and growth in lower margin revenues from advertising inventory sold on behalf of other video distributors (“advertising rep agreements”). The Company expects that advertising revenues will increase in 2011 compared to 2010 as a result of increases in revenues from regional, local and national businesses and growth in revenues from advertising rep agreements, partially offset by a significant decrease in political advertising revenues.

TIME WARNER CABLE INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS
OF OPERATIONS AND FINANCIAL CONDITION—(Continued)
        Costs of revenues. The major components of costs of revenues were as follows (in millions, except per subscriber data):

	Three Months Ended March 31,
	2011	2010	% Change
Video programming	$1,081	$1,054	2.6%
Employee(a)	645	626	3.0%
High-speed data	36	34	5.9%
Voice	167	162	3.1%
Video franchise and other fees(b)	125	122	2.5%
Other direct operating costs(a)	218	181	20.4%

Total	$2,272	$2,179	4.3%

Costs of revenues as a percentage of revenues	47.1%	47.4%

Average monthly video programming costs per video subscriber	$29.14	$27.39	6.4%

(a)
Employee and other direct operating costs include costs directly associated with the delivery of the Company’s video, high-speed data and voice services to subscribers and the maintenance of the Company’s delivery systems.

(b)	Video franchise and other fees include fees collected on behalf of franchising authorities and the FCC.
        Costs of revenues increased 4.3%, primarily related to increases in video programming and employee costs.
        The increase in video programming costs was primarily due to contractual rate increases and incremental costs associated with retransmission of certain local broadcast stations, partially offset by a decline in video subscribers. Additionally, video programming costs for the three months ended March 31, 2011 included a benefit of approximately $18 million due to changes in cost estimates for programming services previously carried without a contract. The Company expects the rate of growth in total video programming costs in 2011 to be comparable to that of 2010.
        Employee costs increased primarily as a result of higher headcount and compensation.
        Voice costs consist of the direct costs associated with the delivery of voice services, including network connectivity costs. Voice costs increased slightly primarily due to growth in Digital Phone subscribers, partially offset by a decrease in delivery costs per subscriber as a result of the ongoing replacement of Sprint Nextel Corporation (“Sprint”) as the provider of Digital Phone transport, switching and interconnection services. This process began in the fourth quarter of 2010 and is expected to continue through the first quarter of 2014. As a result, the Company expects average voice costs per voice subscriber to decrease in 2011 compared to 2010.
        Other direct operating costs increased as a result of increases in a number of categories, including costs associated with advertising rep agreements and mobile high-speed data service costs.

TIME WARNER CABLE INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS
OF OPERATIONS AND FINANCIAL CONDITION—(Continued)
        Selling, general and administrative expenses. The components of selling, general and administrative expenses were as follows (in millions):

	Three Months Ended March 31,
	2011	2010	% Change
Employee	$371	$333	11.4%
Marketing	159	151	5.3%
Bad debt(a)	23	17	35.3%
Separation-related “make-up” equity award costs(b)	—	2	(100.0%)
Other	271	248	9.3%

Total	$824	$751	9.7%

(a)
Bad debt expense includes amounts charged to expense associated with the Company’s allowance for doubtful accounts and collection expenses, net of late fees billed to subscribers. Late fees billed to subscribers were $35 million and $33 million for the three months ended March 31, 2011 and 2010, respectively.

(b)
As a result of the Company’s separation (the “Separation”) from Time Warner Inc. (“Time Warner”) on March 12, 2009, pursuant to their terms, Time Warner equity awards held by TWC employees were forfeited and/or experienced a reduction in value as of the date of the Separation. Amounts represent the costs associated with TWC stock options and restricted stock units (“RSUs”) granted to TWC employees during the second quarter of 2009 to offset these forfeitures and/or reduced values (“Separation-related ‘make-up’ equity award costs”).

        Selling, general and administrative expenses increased primarily as a result of increases in employee costs (primarily due to higher headcount and compensation) and consulting and professional fees.
        Restructuring costs. The results for the three months ended March 31, 2011 and 2010 include restructuring costs of $6 million and $11 million, respectively, primarily related to headcount reductions of approximately 135 and 170, respectively, and other exit costs. The Company expects to incur additional restructuring costs during 2011.
        Reconciliation of OIBDA to Operating Income. The following table reconciles OIBDA to Operating Income. In addition, the table provides the components from Operating Income to net income attributable to TWC shareholders for purposes of the discussions that follow (in millions):

	Three Months Ended March 31,
	2011	2010	% Change
OIBDA	$1,725	$1,658	4.0%
Depreciation	(744)	(743)	0.1%
Amortization	(6)	(65)	(90.8%)

Operating Income	975	850	14.7%
Interest expense, net	(363)	(347)	4.6%
Other expense, net	(30)	(15)	100.0%

Income before income taxes	582	488	19.3%
Income tax provision	(256)	(273)	(6.2%)

Net income	326	215	51.6%
Less: Net income attributable to noncontrolling interests	(1)	(1)	—

Net income attributable to TWC shareholders	$325	$214	51.9%

        OIBDA. OIBDA increased principally as a result of revenue growth, partially offset by higher costs of revenues and selling, general and administrative expenses, as discussed above.
        The Company expects to incur start up losses of approximately $75 million during 2011 in connection with the continuing deployment of mobile high-speed data service and other new services, such as advanced home monitoring and security services, of which approximately $15 million were incurred during the first quarter of 2011. The results for the first quarter of 2010 included start up losses of approximately $5 million in connection with the deployment of mobile high-speed data service.

TIME WARNER CABLE INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS
OF OPERATIONS AND FINANCIAL CONDITION—(Continued)
        Amortization. The decrease in amortization expense was primarily due to (a) approximately $880 million of customer relationships acquired in the July 31, 2006 transactions with Adelphia Communications Corporation and Comcast Corporation that were fully amortized as of July 31, 2010 and (b) approximately $70 million of customer relationships that the Company acquired as a result of the 2007 dissolution of Texas and Kansas City Cable Partners, L.P. that were fully amortized as of December 31, 2010.
        Operating Income. Operating Income increased primarily due to the increase in OIBDA and the decrease in amortization expense, as discussed above.
        Interest expense, net. Interest expense, net, increased primarily due to higher average debt outstanding during the first quarter of 2011 as compared to 2010.
        Other expense, net. Other expense, net, detail is shown in the table below (in millions):

	Three Months Ended March 31,
	2011	2010
Loss from equity investments, net(a)	$(25)	$(20)
Gain (loss) on equity award reimbursement obligation to Time Warner(b)	(5)	4
Other	—	1

Other expense, net	$(30)	$(15)

(a)	Loss from equity investments, net, primarily consists of losses incurred by Clearwire Communications LLC.
(b)	See Note 4 to the accompanying consolidated financial statements for a discussion of the Company’s accounting for its equity award reimbursement obligation to Time Warner.
        Income tax provision. For the three months ended March 31, 2011 and 2010, the Company recorded income tax provisions of $256 million and $273 million, respectively. The effective tax rates were 44.0% and 55.9% for the three months ended March 31, 2011 and 2010, respectively. The income tax provisions and the effective tax rates for the three months ended March 31, 2011 and 2010 were impacted by certain noncash charges, described below, related to the reversal of deferred income tax assets associated with Time Warner stock option awards held by TWC employees.
        As a result of the Separation, on March 12, 2009, TWC employees who held stock option awards under Time Warner equity plans were treated as if their employment with Time Warner had been terminated without cause. In most cases, this treatment resulted in shortened exercise periods for vested awards, generally one year from the date of Separation. Deferred income tax assets were previously established based on these awards’ fair values as a corresponding benefit to the Company’s income tax provision was recognized over the awards’ service periods. Since the fair value of the awards not exercised prior to expiration, on March 12, 2010, was $0 (because the awards expired “out of the money”), the Company received no tax deduction in connection with these awards and, since TWC did not have a pool of excess tax benefits (an “APIC pool”), the previously-recognized deferred income tax assets were written off through a $72 million charge to income tax expense during the first quarter of 2010.
        Some TWC employees hold vested Time Warner stock options that, pursuant to the terms of the relevant award agreements, expire over a five-year period from the date of the Separation. During the first quarter of 2011, the Company recorded a net charge of $20 million, which was comprised of a noncash charge of $48 million related to the write-off of deferred income tax assets associated with these Time Warner awards, partially offset by a benefit of $28 million for excess tax benefits realized upon the exercise of TWC stock options or vesting of TWC RSUs.
        The Company estimates that it may incur additional noncash charges totaling up to $10 million during the remainder of 2011 upon the expiration of additional Time Warner stock options. These additional charges, along with the net charge of $20 million recorded in the first quarter of 2011, may be reduced during the remainder of 2011 if the Company recognizes excess tax benefits from TWC equity awards. These estimates and the timing of such charges are dependent on a number of variables related to TWC and Time Warner equity awards, including the respective stock prices and the timing of the exercise or expiration of stock options and RSUs.
        Absent the impacts of the above items, the effective tax rates would have been 40.5% and 41.2% for the three months ended March 31, 2011 and 2010, respectively.

TIME WARNER CABLE INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS
OF OPERATIONS AND FINANCIAL CONDITION—(Continued)
        Net income attributable to TWC shareholders and net income per common share attributable to TWC common shareholders. Net income attributable to TWC shareholders and net income per common share attributable to TWC common shareholders were as follows for the three months ended March 31, 2011 and 2010 (in millions, except per share data):

	Three Months Ended March 31,
	2011	2010	% Change
Net income attributable to TWC shareholders	$325	$214	51.9%

Net income per common share attributable to TWC common shareholders:
Basic	$0.94	$0.60	56.7%

Diluted	$0.93	$0.60	55.0%

        Net income attributable to TWC shareholders and net income per common share attributable to TWC common shareholders increased primarily due to an increase in Operating Income and a decrease in income tax provision, which was partially offset by increases in interest expense, net, and other expense, net, each as discussed above.
FINANCIAL CONDITION AND LIQUIDITY
        Management believes that cash generated by or available to TWC should be sufficient to fund its capital and liquidity needs for the next twelve months and for the foreseeable future thereafter, including quarterly dividend payments and common stock repurchases. TWC’s sources of cash include cash and equivalents on hand, cash provided by operating activities, borrowing capacity under its committed credit facility and commercial paper program, as well as access to capital markets.
        The Company generally invests its cash and equivalents in a combination of money market, government and treasury funds, as well as other similar instruments, in accordance with the Company’s investment policy of diversifying its investments and limiting the amount of its investments in a single entity or fund. As of March 31, 2011, nearly all of the Company’s cash and equivalents was invested in money market funds and certificates of deposit (“CD”), with no more than 15% invested in any one fund or CD.
        TWC’s unused committed financial capacity was $6.877 billion as of March 31, 2011, reflecting $3.033 billion of cash and equivalents and $3.844 billion of available borrowing capacity under the Company’s $4.0 billion senior unsecured three-year revolving credit facility (the “Revolving Credit Facility”).
Current Financial Condition
        As of March 31, 2011, the Company had $23.077 billion of debt, $3.033 billion of cash and equivalents (net debt of $20.044 billion, defined as total debt less cash and equivalents), $300 million of mandatorily redeemable non-voting Series A Preferred Equity Membership Units (the “TW NY Cable Preferred Membership Units”) issued by a subsidiary of TWC, Time Warner NY Cable LLC (“TW NY Cable”), and $8.632 billion of total TWC shareholders’ equity. As of December 31, 2010, the Company had $23.121 billion of debt, $3.047 billion of cash and equivalents (net debt of $20.074 billion), $300 million of TW NY Cable Preferred Membership Units and $9.210 billion of total TWC shareholders’ equity.
        The following table shows the significant items contributing to the change in net debt from December 31, 2010 to March 31, 2011 (in millions):

Balance as of December 31, 2010	$20,074
Cash provided by operating activities	(1,570)
Capital expenditures	663
Dividend paid	167
Repurchases of common stock	831
All other, net	(121)

Balance as of March 31, 2011	$20,044

TIME WARNER CABLE INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS
OF OPERATIONS AND FINANCIAL CONDITION—(Continued)
        TWC has a shelf registration statement on Form S-3 on file with the Securities and Exchange Commission (the “SEC”) that allows TWC to offer and sell from time to time senior and subordinated debt securities and debt warrants.
        From the inception of the Company’s $4.0 billion common stock repurchase program (the “Stock Repurchase Program”) through April 26, 2011, the Company repurchased 22.9 million shares of TWC common stock for $1.554 billion. As of April 26, 2011, the Company had $2.446 billion remaining under the Stock Repurchase Program.
        As discussed above, on April 21, 2011, TWC acquired NaviSite for $5.50 per share of NaviSite common stock, or a total equity value of $231 million, in cash (including amounts paid for outstanding NaviSite equity awards). At closing, TWC also repaid NaviSite’s debt and acquired all of its preferred equity for a total of $80 million in cash.
Cash Flows
        Cash and equivalents decreased $14 million and $687 million for the three months ended March 31, 2011 and 2010, respectively. Components of these changes are discussed below in more detail.
Operating Activities
        Details of cash provided by operating activities are as follows (in millions):

	Three Months Ended March 31,
	2011	2010
OIBDA	$1,725	$1,658
Noncash equity-based compensation	41	36
Net interest payments(a)	(399)	(368)
Net income tax refunds (payments)(b)	258	(4)
Net restructuring payments	(6)	(4)
All other, net, including working capital changes	(49)	68

Cash provided by operating activities	$1,570	$1,386

(a)	Amounts include interest income received (including amounts received under interest rate swaps) of $43 million and $20 million for the three months ended March 31, 2011 and 2010, respectively.
(b)	Amounts include income tax refunds received of $271 million and $2 million for the three months ended March 31, 2011 and 2010, respectively.
        Cash provided by operating activities increased from $1.386 billion for the three months ended March 31, 2010 to $1.570 billion for the three months ended March 31, 2011. This increase was primarily related to increases in net income tax refunds and OIBDA, partially offset by a change in working capital requirements and an increase in net interest payments.
        On September 27, 2010, the Small Business Jobs Act was enacted, which provided for a bonus depreciation deduction of 50% of the cost of the Company’s qualified capital expenditures retroactive to the beginning of 2010. Additionally, on December 17, 2010, the Tax Relief, Unemployment Insurance Reauthorization and Job Creation Act of 2010 was enacted, which provides for a bonus depreciation deduction of 100% of the cost of the Company’s qualified capital expenditures from September 8, 2010 through December 31, 2011. As a result of these Acts, the Company received an income tax refund of $270 million in the first quarter of 2011. Due to this refund and the benefit of 100% bonus depreciation through December 31, 2011, the Company does not expect to pay significant net income taxes in 2011.
        Net interest payments increased primarily as a result of interest payments related to the public debt issuances in December 2009 and November 2010. The Company expects that its net interest payments will increase in 2011 as compared to 2010 primarily as a result of interest payments related to these public debt issuances.
        The Company may make discretionary cash contributions to its pension plans during 2011.

TIME WARNER CABLE INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS
OF OPERATIONS AND FINANCIAL CONDITION—(Continued)
Investing Activities
        Details of cash used by investing activities are as follows (in millions):

	Three Months Ended March 31,
	2011	2010
Acquisitions and investments, net of cash acquired and distributions received:
The Reserve Fund’s Primary Fund(a)	$—	$33
All other	(8)	(16)
Capital expenditures	(663)	(736)
Other investing activities	16	2

Cash used by investing activities	$(655)	$(717)

(a)	Amount reflects the receipt of the Company’s pro rata share of partial distributions made by The Reserve Fund’s Primary Fund.
        Cash used by investing activities decreased from $717 million for the three months ended March 31, 2010 to $655 million for the three months ended March 31, 2011. This decrease was principally due to a decline in capital expenditures. The Company expects that capital expenditures will be less than $3.0 billion in 2011.
        TWC’s capital expenditures included the following major categories (in millions):

	Three Months Ended March 31,
	2011	2010
Customer premise equipment(a)	$254	$315
Scalable infrastructure(b)	175	191
Line extensions(c)	66	81
Upgrades/rebuilds(d)	16	32
Support capital(e)	152	117

Total capital expenditures	$663	$736

(a)
Amounts represent costs incurred in the purchase and installation of equipment that resides at a customer’s home or business for the purpose of receiving/sending video, high-speed data and/or voice signals. Such equipment includes set-top boxes, remote controls, high-speed data modems (including wireless), telephone modems and the costs of installing such new equipment. Customer premise equipment also includes materials and labor costs incurred to install the “drop” cable that connects a customer’s dwelling or business to the closest point of the main distribution network.

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

(e)
Amounts represent all other capital purchases required to run day-to-day operations. These costs typically include vehicles, land and buildings, computer hardware/software, office equipment, furniture and fixtures, tools and test equipment. Amounts include capitalized software costs of $78 million and $35 million for the three months ended March 31, 2011 and 2010, respectively.

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

TIME WARNER CABLE INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS
OF OPERATIONS AND FINANCIAL CONDITION—(Continued)
Financing Activities
        Details of cash used by financing activities are as follows (in millions):

	Three Months Ended March 31,
	2011	2010
Borrowings (repayments), net(a)	$—	$(1,256)
Proceeds from exercise of stock options	66	39
Excess tax benefit from equity-based compensation	29	5
Dividends paid	(167)	(144)
Repurchases of common stock(b)	(831)	—
Other financing activities	(26)	—

Cash used by financing activities	$(929)	$(1,356)

(a)	Borrowings (repayments), net, reflects borrowings under the Company’s commercial paper program with original maturities of three months or less, net of repayments of such borrowings.
(b)
2011 amount includes 0.6 million shares of TWC common stock repurchased during the fourth quarter of 2010 for $43 million that settled in January 2011 and excludes 0.6 million shares of TWC common stock repurchased during the first quarter of 2011 for $42 million that settled in April 2011.

        Cash used by financing activities decreased from $1.356 billion for the three months ended March 31, 2010 to $929 million for the three months ended March 31, 2011. Cash used by financing activities for the three months ended March 31, 2011 primarily consisted of repurchases of TWC common stock and the payment of a quarterly cash dividend. Cash used by financing activities for the three months ended March 31, 2010 primarily included net repayments under the Company’s commercial paper program and the payment of a quarterly cash dividend.
Free Cash Flow
        Reconciliation of cash provided by operating activities to Free Cash Flow. The following table reconciles cash provided by operating activities to Free Cash Flow (in millions):

	Three Months Ended March 31,
	2011	2010
Cash provided by operating activities	$1,570	$1,386
Add: Excess tax benefit from equity-based compensation	29	5
Less:
Capital expenditures	(663)	(736)
Cash paid for other intangible assets	(8)	(3)
Other	(1)	—

Free Cash Flow	$927	$652

        Free Cash Flow increased from $652 million for the three months ended March 31, 2010 to $927 million for the three months ended March 31, 2011, primarily as a result of an increase in cash provided by operating activities and a decrease in capital expenditures, as discussed above.

TIME WARNER CABLE INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS
OF OPERATIONS AND FINANCIAL CONDITION—(Continued)
Outstanding Debt and Mandatorily Redeemable Preferred Equity and Available Financial Capacity
        Debt and mandatorily redeemable preferred equity as of March 31, 2011 and December 31, 2010 were as follows:

			Outstanding Balance as of
			March 31,	December 31,
	Maturity	Interest Rate	2011	2010
			(in millions)
TWC notes and debentures	2012-2040	5.860%(a)	$20,379	$20,418
TWE notes and debentures(b)	2012-2033	7.538%(a)	2,695	2,700
Revolving credit facility(c)	2013		—	—
Commercial paper program	2013		—	—
Capital leases and other			3	3

Total debt			23,077	23,121
TW NY Cable Preferred Membership Units	2013	8.210%	300	300

Total debt and mandatorily redeemable preferred equity			$23,377	$23,421

(a)	Rate represents a weighted-average effective interest rate as of March 31, 2011 and includes the effects of interest rate swaps.
(b)
Outstanding balance of Time Warner Entertainment Company, L.P. (“TWE”) notes and debentures as of March 31, 2011 and December 31, 2010 includes an unamortized fair value adjustment of $87 million and $91 million, respectively, which includes the fair value adjustment recognized as a result of the 2001 merger of America Online, Inc. (now known as AOL Inc.) and Time Warner Inc. (now known as Historic TW Inc.). TWE is a consolidated subsidiary of the Company.

(c)
TWC’s unused committed financial capacity was $6.877 billion as of March 31, 2011, reflecting $3.033 billion of cash and equivalents and $3.844 billion of available borrowing capacity under the Revolving Credit Facility (which reflects a reduction of $156 million for outstanding letters of credit backed by the Revolving Credit Facility).

        See the 2010 Form 10-K for further details regarding the Company’s outstanding debt and mandatorily redeemable preferred equity and other financing arrangements, including certain information about maturities, covenants and rating triggers related to such debt and financing arrangements. As of March 31, 2011, TWC was in compliance with the leverage ratio covenant of the Revolving Credit Facility, with a ratio of consolidated total debt as of March 31, 2011 to consolidated EBITDA for the twelve months ended March 31, 2011 of approximately 2.8 times. In accordance with the Revolving Credit Facility agreement, consolidated total debt as of March 31, 2011 was calculated as (a) total debt per the accompanying consolidated balance sheet less the TWE unamortized fair value adjustment (discussed above) and the fair value of debt subject to interest rate swaps, less (b) total cash per the accompanying consolidated balance sheet in excess of $25 million. In accordance with the Revolving Credit Facility agreement, consolidated EBITDA for the twelve months ended March 31, 2011 was calculated as OIBDA plus equity-based compensation expense.
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

TIME WARNER CABLE INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS
OF OPERATIONS AND FINANCIAL CONDITION—(Continued)
       The Company operates in a highly competitive, consumer and technology driven and rapidly changing business that is affected by government regulation and economic, strategic, political and social conditions. Various factors could adversely affect the operations, business or financial results of TWC in the future and cause TWC’s actual results to differ materially from those contained in the forward-looking statements, including those factors discussed in detail in Item 1A, “Risk Factors,” in the 2010 Form 10-K, and in TWC’s other filings made from time to time with the SEC after the date of this report. In addition, important factors that could cause the Company’s actual results to differ materially from those in its forward-looking statements include:
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
       Any forward-looking statements made by the Company in this document speak only as of the date on which they are made. The Company is under no obligation to, and expressly disclaims any obligation to, update or alter its forward-looking statements whether as a result of changes in circumstances, new information, subsequent events or otherwise.

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
Changes in Internal Control Over Financial Reporting
        There have not been any changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

TIME WARNER CABLE INC.
CONSOLIDATED BALANCE SHEET
(Unaudited)

	March 31,	December 31,
	2011	2010
	(in millions)
ASSETS
Current assets:
Cash and equivalents	$3,033	$3,047
Receivables, less allowances of $70 million and $74 million as of March 31, 2011 and December 31, 2010, respectively	632	718
Deferred income tax assets	176	150
Other current assets	201	425

Total current assets	4,042	4,340
Investments	836	866
Property, plant and equipment, net	13,562	13,873
Intangible assets subject to amortization, net	133	132
Intangible assets not subject to amortization	24,091	24,091
Goodwill	2,091	2,091
Other assets	384	429

Total assets	$45,139	$45,822

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$290	$529
Deferred revenue and subscriber-related liabilities	182	163
Accrued programming expense	812	765
Other current liabilities	1,481	1,629

Total current liabilities	2,765	3,086
Long-term debt	23,077	23,121
Mandatorily redeemable preferred equity issued by a subsidiary	300	300
Deferred income tax liabilities, net	9,892	9,637
Other liabilities	466	461
Commitments and contingencies (Note 10)
TWC shareholders’ equity:
Common stock, $0.01 par value, 338.7 million and 348.3 million shares issued and outstanding as of March 31, 2011 and December 31, 2010, respectively	3	3
Additional paid-in capital	9,051	9,444
Retained earnings (accumulated deficit)	(135)	54
Accumulated other comprehensive loss, net	(287)	(291)

Total TWC shareholders’ equity	8,632	9,210
Noncontrolling interests	7	7

Total equity	8,639	9,217

Total liabilities and equity	$45,139	$45,822

See accompanying notes.

TIME WARNER CABLE INC.
CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,
	2011	2010
	(in millions, except
	per share data)
Revenues:
Subscription:
Video	$2,767	$2,740
High-speed data	1,328	1,193
Voice	535	493

Total Subscription	4,630	4,426
Advertising	197	173

Total revenues	4,827	4,599
Costs and expenses:
Costs of revenues(a)	2,272	2,179
Selling, general and administrative(a)	824	751
Depreciation	744	743
Amortization	6	65
Restructuring costs	6	11

Total costs and expenses	3,852	3,749

Operating Income	975	850
Interest expense, net	(363)	(347)
Other expense, net	(30)	(15)

Income before income taxes	582	488
Income tax provision	(256)	(273)

Net income	326	215
Less: Net income attributable to noncontrolling interests	(1)	(1)

Net income attributable to TWC shareholders	$325	$214

Net income per common share attributable to TWC common shareholders:
Basic	$0.94	$0.60

Diluted	$0.93	$0.60

Average common shares outstanding:
Basic	343.5	352.9

Diluted	349.8	357.0

Cash dividends declared per share of common stock	$0.48	$0.40

(a)	Costs of revenues and selling, general and administrative expenses exclude depreciation.
See accompanying notes.

TIME WARNER CABLE INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2011	2010
	(in millions)
OPERATING ACTIVITIES
Net income	$326	$215
Adjustments for noncash and nonoperating items:
Depreciation	744	743
Amortization	6	65
Loss from equity investments, net of cash distributions	31	26
Deferred income taxes	201	137
Equity-based compensation expense	41	36
Excess tax benefit from equity-based compensation	(29)	(5)
Changes in operating assets and liabilities, net of acquisitions and dispositions:
Receivables	95	113
Accounts payable and other liabilities	(86)	55
Other changes	241	1

Cash provided by operating activities	1,570	1,386

INVESTING ACTIVITIES
Acquisitions and investments, net of cash acquired and distributions received	(8)	17
Capital expenditures	(663)	(736)
Other investing activities	16	2

Cash used by investing activities	(655)	(717)

FINANCING ACTIVITIES
Borrowings (repayments), net(a)	—	(1,256)
Proceeds from exercise of stock options	66	39
Excess tax benefit from equity-based compensation	29	5
Dividends paid	(167)	(144)
Repurchases of common stock	(831)	—
Other financing activities	(26)	—

Cash used by financing activities	(929)	(1,356)

Decrease in cash and equivalents	(14)	(687)
Cash and equivalents at beginning of period	3,047	1,048

Cash and equivalents at end of period	$3,033	$361

(a)	Borrowings (repayments), net, reflects borrowings under the Company’s commercial paper program with original maturities of three months or less, net of repayments of such borrowings.
See accompanying notes.

TIME WARNER CABLE INC.
CONSOLIDATED STATEMENT OF EQUITY
(Unaudited)

	TWC	Non-
	Shareholders’	controlling	Total
	Equity	Interests	Equity
	(in millions)
Balance as of December 31, 2009	$8,685	$4	$8,689
Net income	214	1	215
Change in pension benefit obligation, net of $3 million tax effect	5	—	5

Comprehensive income	219	1	220
Equity-based compensation expense	36	—	36
Shares issued upon exercise of stock options	39	—	39
Cash dividend declared ($0.40 per common share)	(144)	—	(144)
Other changes(a)	58	—	58

Balance as of March 31, 2010	$8,893	$5	$8,898

Balance as of December 31, 2010	$9,210	$7	$9,217
Net income	325	1	326
Change in pension benefit obligation, net of $2 million tax effect	4	—	4

Comprehensive income	329	1	330
Equity-based compensation expense	41	—	41
Shares issued upon exercise of stock options	66	—	66
Repurchase and retirement of common stock	(830)	—	(830)
Cash dividend declared ($0.48 per common share)	(167)	—	(167)
Other changes	(17)	(1)	(18)

Balance as of March 31, 2011	$8,632	$7	$8,639

(a)	Amount primarily represents the true-up of TWC’s deferred income tax asset associated with vested Time Warner Inc. stock options.
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
Recent Developments
NaviSite Acquisition
        On April 21, 2011, TWC acquired NaviSite, Inc. (“NaviSite”) for $5.50 per share of NaviSite common stock, or a total equity value of $231 million, in cash (including amounts paid for outstanding NaviSite equity awards). At closing, TWC also repaid NaviSite’s debt and acquired all of its preferred equity for a total of $80 million in cash. NaviSite provides enterprise-class hosting, managed application, messaging and cloud services.
Basis of Presentation
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
Reclassifications
        Certain reclassifications have been made to the prior year financial information to conform to the current year presentation, including certain sales-related customer care costs of $16 million for the three months ended March 31, 2010, which have been reclassified from costs of revenues to selling, general and administrative expenses. This reclassification had no impact on the Company’s Operating Income or net income attributable to TWC shareholders for the three months ended March 31, 2010.

TIME WARNER CABLE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
Interim Financial Statements
        The consolidated financial statements are unaudited; however, in the opinion of management, they contain all the adjustments (consisting of those of a normal recurring nature) considered necessary to present fairly the financial position, results of operations and cash flows for the periods presented in conformity with GAAP applicable to interim periods. The consolidated financial statements should be read in conjunction with the audited consolidated financial statements of TWC included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.
2.	RECENT ACCOUNTING STANDARDS
Accounting Standards Adopted in 2011
Accounting for Revenue Arrangements with Multiple Deliverables
        In September 2009, the FASB issued authoritative guidance that provides for a new methodology for establishing the fair value for a deliverable in a multiple-element arrangement. When vendor specific objective or third-party evidence for deliverables in a multiple-element arrangement cannot be determined, an enterprise is required to develop a best estimate of the selling price of separate deliverables and to allocate the arrangement consideration using the relative selling price method. This guidance became effective for TWC on January 1, 2011 and did not have a material impact on the Company’s consolidated financial statements.
Accounting for Revenue Arrangements with Software Elements
        In September 2009, the FASB issued authoritative guidance that provides for a new methodology for recognizing revenue for tangible products that are bundled with software products. Under the new guidance, tangible products that are bundled with software components that are essential to the functionality of the tangible product will no longer be accounted for under the software revenue recognition accounting guidance. Rather, such products will be accounted for under the new authoritative guidance surrounding multiple-element arrangements described above. This guidance became effective for TWC on January 1, 2011 and did not have a material impact on the Company’s consolidated financial statements.
Business Combinations and Disclosures
        In December 2010, the FASB issued authoritative guidance that updates existing disclosure requirements related to supplementary pro forma information for business combinations. Under the updated guidance, a public entity that presents comparative financial statements should disclose revenue and earnings of the combined entity as though the business combination that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The guidance also expands the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. This guidance became effective for TWC on January 1, 2011 and will be applied prospectively to business combinations that have an acquisition date on or after January 1, 2011.
Impairment Testing for Goodwill and Other Intangible Assets
        In December 2010, the FASB issued authoritative guidance that provides additional guidance on when to perform the second step of the goodwill impairment test for reporting units with zero or negative carrying amounts. Under this guidance, an entity is required to perform the second step of the goodwill impairment test for reporting units with zero or negative carrying amounts if qualitative factors indicate that it is more likely than not that a goodwill impairment exists. The qualitative factors are consistent with the existing guidance, which requires that goodwill of a reporting unit be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. This guidance became effective for TWC on January 1, 2011 and did not have an impact on the Company’s consolidated financial statements.

TIME WARNER CABLE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
3.    EARNINGS PER SHARE
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
        Set forth below is a reconciliation of net income attributable to TWC common shareholders per basic and diluted common share (in millions, except per share data):

	Three Months Ended March 31,
	2011	2010
Net income attributable to TWC shareholders	$325	$214
Less: Net income allocated to participating securities(a)	(3)	(2)

Net income attributable to TWC common shareholders	$322	$212

Average basic common shares outstanding	343.5	352.9
Dilutive effect of non-participating equity awards	3.0	1.9
Dilutive effect of participating equity awards(a)	3.3	2.2

Average diluted common shares outstanding	349.8	357.0

Net income per common share attributable to TWC common shareholders:
Basic	$0.94	$0.60

Diluted	$0.93	$0.60

(a)	The Company’s restricted stock units granted to employees and non-employee directors are considered participating securities with respect to regular quarterly cash dividends.
        Diluted net income per common share attributable to TWC common shareholders for the three months ended March 31, 2011 and 2010 excludes 1.9 million and 1.8 million, respectively, of potential common shares related to equity-based compensation, because the inclusion of the potential common shares would have had an antidilutive effect.
4.	DERIVATIVE FINANCIAL INSTRUMENTS
        The fair values of the assets and liabilities associated with the Company’s derivative financial instruments recorded in the consolidated balance sheet as of March 31, 2011 and December 31, 2010 were as follows (in millions):

	Balance Sheet	March 31,	December 31,
	Location	2011	2010
Assets:
Derivatives designated as hedging instruments:
Interest rate swaps	Other assets	$143	$176
Foreign currency forwards	Other current assets	—	1

Total assets		$143	$177

Liabilities:
Derivatives designated as hedging instruments:
Interest rate swaps	Other liabilities	$11	$—
Derivatives not designated as hedging instruments:
Equity award reimbursement obligation	Other current liabilities	23	20

Total liabilities		$34	$20

TIME WARNER CABLE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
Interest Rate Swaps
        Interest rate swaps are used to convert fixed-rate debt into variable-rate debt. As of March 31, 2011, the Company had interest rate swaps outstanding that effectively convert $7.850 billion of fixed-rate debt instruments, with maturities extending through May 2017, to variable-rate debt. These swap contracts are designated as fair value hedges. Under its interest rate swaps, the Company is entitled to receive semi-annual interest payments at fixed rates ranging from 3.500% to 10.150% and is required to make semi-annual interest payments at variable rates based on LIBOR plus margins ranging from 0.755% to 8.442%. During the three months ended March 31, 2011 and 2010, the Company recognized no gain or loss related to its interest rate swaps because the changes in the fair values of such instruments were completely offset by the changes in the fair values of the hedged fixed-rate debt.
Foreign Currency Forwards
        Foreign currency forwards are used to mitigate the risk to the Company from changes in foreign currency exchange rates. As of March 31, 2011, the Company had outstanding foreign currency forwards to buy Philippine pesos for $4 million. Such contracts, which extend through May 2011, are designated as cash flow hedges and specifically relate to forecasted payments denominated in the Philippine peso made to vendors who provide customer care support services. For the three months ended March 31, 2011 and 2010, the effects of foreign currency forwards on earnings were immaterial. The Company expects insignificant net gains (losses) to be reclassified out of accumulated other comprehensive loss, net, and into earnings within the next 12 months.
Equity Award Reimbursement Obligation
        Upon the exercise of Time Warner Inc. (“Time Warner”) stock options held by TWC employees, TWC is obligated to reimburse Time Warner for the excess of the market price of Time Warner common stock on the day of exercise over the option exercise price (the “intrinsic” value of the award). The Company records the equity award reimbursement obligation at fair value in the consolidated balance sheet, which is estimated using the Black-Scholes model. The change in the equity award reimbursement obligation fluctuates primarily with the fair value and expected volatility of Time Warner common stock and changes in fair value are recorded in other expense, net in the period of change. Refer to Note 5 for the changes in the fair value of the equity award reimbursement obligation.
5.	FAIR VALUE MEASUREMENTS
Derivative Financial Instruments
        The fair values of derivative financial instruments classified as assets and liabilities as of March 31, 2011 and December 31, 2010 were as follows (in millions):

	March 31, 2011			December 31, 2010
		Fair Value Measurements			Fair Value Measurements
	Fair Value	Level 2	Level 3	Fair Value	Level 2	Level 3
Assets:
Interest rate swaps	$143	$143	$—	$176	$176	$—
Foreign currency forwards	—	—	—	1	1	—

Total	$143	$143	$—	$177	$177	$—

Liabilities:
Interest rate swaps	$11	$11	$—	$—	$—	$—
Equity award reimbursement obligation	23	—	23	20	—	20

Total	$34	$11	$23	$20	$—	$20

TIME WARNER CABLE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
        The fair value of interest rate swaps, classified as Level 2, utilized a discounted cash flow analysis based on the terms of the contract and the interest rate curve. The fair value of foreign currency forwards, classified as Level 2, utilized an income approach model based on forward rates less the contract rate multiplied by the notional amount. The fair value of the equity award reimbursement obligation, classified as Level 3, utilized a Black-Scholes model using the fair value and expected volatility of Time Warner common stock.
        Changes in the fair value of the equity award reimbursement obligation, valued using significant unobservable inputs (Level 3), are presented below (in millions):

Balance as of December 31, 2009	$35
Gains recognized in other expense, net(a)	(5)
Payments to Time Warner for awards exercised	(10)

Balance as of December 31, 2010	20
Losses recognized in other expense, net	5
Payments to Time Warner for awards exercised	(2)

Balance as of March 31, 2011	$23

(a)	Of the total gains recognized in 2010, $4 million was recognized during the three months ended March 31, 2010.
Other Financial Instruments
        The Company’s other financial instruments, excluding debt subject to interest rate swaps, are not required to be carried at fair value. Based on the level of interest rates prevailing at March 31, 2011 and December 31, 2010, the fair value of TWC’s fixed-rate debt and mandatorily redeemable preferred equity exceeded the carrying value by approximately $2.464 billion and $2.818 billion as of March 31, 2011 and December 31, 2010, respectively. Unrealized gains or losses on debt do not result in the realization or expenditure of cash and are not recognized for financial reporting purposes unless the debt is retired prior to its maturity. The carrying value for the majority of the Company’s other financial instruments approximates fair value due to the short-term nature of such instruments. For the remainder of the Company’s other financial instruments, differences between the carrying value and fair value are not significant as of March 31, 2011. The fair value of financial instruments is generally determined by reference to the market value of the instrument as quoted on a national securities exchange or in an over-the-counter market. In cases where a quoted market value is not available, fair value is based on an estimate using present value or other valuation techniques.
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
6.	TWC SHAREHOLDERS’ EQUITY
Common Stock Repurchase Program
        On October 29, 2010, TWC’s Board of Directors authorized a $4.0 billion common stock repurchase program (the “Stock Repurchase Program”). Purchases under the Stock Repurchase Program may be made from time to time on the open market and in privately negotiated transactions. The size and timing of the Company’s purchases under the Stock Repurchase Program are based on a number of factors, including price and business and market conditions. From January 1, 2011 through March 31, 2011, the Company repurchased 12.0 million shares of TWC common stock for $830 million, including 0.6 million shares repurchased for $42 million that settled in April 2011. As of March 31, 2011, the Company had $2.656 billion remaining under the Stock Repurchase Program.

TIME WARNER CABLE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
7.	EQUITY-BASED COMPENSATION
        The Company currently has one active equity plan (the “2006 Plan”) under which TWC is authorized to grant restricted stock units (“RSUs”) and options to purchase shares of TWC common stock to its employees and non-employee directors. As of March 31, 2011, the 2006 Plan provides for issuance of up to 51.3 million shares of TWC common stock of which 10.7 million shares are available for grant.
        Equity-based compensation expense recognized for the three months ended March 31, 2011 and 2010 is as follows (in millions):

	Three Months Ended March 31,
	2011	2010
Restricted stock units	$26	$19
Stock options	15	17

Total equity-based compensation expense	$41	$36

Restricted Stock Units
        For the three months ended March 31, 2011, TWC granted 1.353 million RSUs at a weighted-average grant date fair value of $72.04 per RSU, including 158,000 RSUs subject to performance-based vesting conditions (“PBUs”) at a weighted-average grant date fair value of $72.05 per PBU. For the three months ended March 31, 2010, TWC granted 1.935 million RSUs at a weighted-average grant date fair value of $45.15 per RSU. Total unrecognized compensation cost related to unvested RSUs as of March 31, 2011, without taking into account expected forfeitures, is $178 million, which the Company expects to recognize over a weighted-average period of 3.12 years.
        RSUs, including PBUs, granted under the 2006 Plan generally vest equally on each of the third and fourth anniversary of the grant date, subject to continued employment and, in the case of PBUs, subject to the satisfaction and certification of the applicable performance conditions. RSUs provide for accelerated vesting upon the grantee’s termination of employment after reaching a specified age and years of service and, in the case of PBUs, subject to the satisfaction and certification of the applicable performance conditions. PBUs are subject to forfeiture if the applicable performance condition is not satisfied. Shares of TWC common stock will generally be issued at the end of the vesting period of an RSU. RSUs awarded to non-employee directors are not subject to vesting or forfeiture restrictions and the shares underlying the RSUs will generally be issued in connection with a director’s termination of service as a director. Holders of RSUs are generally entitled to receive cash dividend equivalents or retained distributions related to regular cash dividends or distributions, respectively, paid by TWC. In the case of PBUs, the receipt of the dividend equivalents is subject to the satisfaction and certification of the applicable performance conditions. Retained distributions are subject to the vesting requirements of the underlying RSUs.
Stock Options
        For the three months ended March 31, 2011, TWC granted 2.194 million stock options at a weighted-average grant date fair value of $18.93 per option, including 262,000 stock options subject to performance-based vesting conditions (“PBOs”) at a weighted-average grant date fair value of $19.04 per PBO. For the three months ended March 31, 2010, TWC granted 3.795 million stock options at a weighted-average grant date fair value of $10.94 per option. Total unrecognized compensation cost related to unvested stock options as of March 31, 2011, without taking into account expected forfeitures, is $78 million, which the Company expects to recognize over a weighted-average period of 2.90 years.
        Stock options, including PBOs, granted under the 2006 Plan have exercise prices equal to the fair market value of TWC common stock at the date of grant. Generally, stock options vest ratably over a four-year vesting period and expire ten years from the date of grant, subject to continued employment and, in the case of PBOs, subject to the satisfaction and certification of the applicable performance condition. Certain stock option awards provide for accelerated vesting upon the grantee’s termination of employment after reaching a specified age and years of service and, in the case of PBOs, subject to the satisfaction and certification of the applicable performance conditions. PBOs are subject to forfeiture if the applicable performance condition is not satisfied.

TIME WARNER CABLE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
        The table below presents the assumptions used to value stock options at their grant date for the three months ended March 31, 2011 and 2010 and reflects the weighted average of all awards granted within each period:

	Three Months Ended March 31,
	2011	2010
Expected volatility	31.21%	31.39%
Expected term to exercise from grant date (in years)	6.40	6.73
Risk-free rate	2.81%	3.06%
Expected dividend yield	2.66%	3.54%
8.	PENSION COSTS
        TWC sponsors qualified noncontributory defined benefit pension plans covering a majority of its employees (the “qualified pension plans”). TWC also provides a nonqualified noncontributory defined benefit pension plan for certain employees (the “nonqualified pension plan” and, together with the qualified pension plans, the “pension plans”). Pension benefits are based on formulas that reflect the employees’ years of service and compensation during their employment period. TWC uses a December 31 measurement date for the pension plans. A summary of the components of net periodic benefit costs for the three months ended March 31, 2011 and 2010 is as follows (in millions):

	Three Months Ended March 31,
	2011	2010
Service cost	$32	$31
Interest cost	28	26
Expected return on plan assets	(37)	(32)
Amounts amortized	6	8

Net periodic benefit costs	$29	$33

        After considering the funded status of the pension plans, movements in the discount rate, investment performance and related tax consequences, the Company may choose to make contributions to the pension plans. As of March 31, 2011, there were no minimum required contributions for the qualified pension plans. The Company did not make any contributions to the qualified pension plans during the three months ended March 31, 2011 but may make discretionary cash contributions to the pension plans during 2011.

TIME WARNER CABLE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
9.	RESTRUCTURING COSTS
        Beginning in the first quarter of 2009, the Company began a restructuring to improve operating efficiency, primarily related to headcount reductions and other exit costs. Through March 31, 2011, the Company incurred costs of $139 million and made payments of $123 million related to this restructuring. Through December 31, 2010, the Company eliminated approximately 2,200 positions and eliminated approximately 135 additional positions during the first quarter of 2011. The Company expects to incur additional restructuring costs during 2011. Information relating to this restructuring is as follows (in millions):

	Employee	Other
	Terminations	Exit Costs	Total
Remaining liability as of December 31, 2009	$20	$1	$21
Costs incurred(a)	33	19	52
Cash paid(b)	(39)	(12)	(51)

Remaining liability as of December 31, 2010	14	8	22
Costs incurred	3	3	6
Cash paid	(8)	(4)	(12)

Remaining liability as of March 31, 2011(c)	$9	$7	$16

(a)	Of the total costs incurred in 2010, $11 million was incurred during the three months ended March 31, 2010.

(b)	Of the total cash paid in 2010, $14 million was paid during the three months ended March 31, 2010.

(c)	Of the remaining liability as of March 31, 2011, $14 million is classified as a current liability, with the remaining amount classified as a noncurrent liability in the consolidated balance sheet. Amounts are expected to be paid through 2014.
10.	COMMITMENTS AND CONTINGENCIES
Legal Proceedings
        On April 7, 2011, the Company filed a complaint in the U.S. District Court for the Southern District of New York against Viacom International Inc. and several of its subsidiaries (“Viacom”). The complaint asked the court to render a declaratory judgment that certain programming agreements between the Company and Viacom allow the Company to provide video programming services to its customers over its cable systems through devices of the customers’ choosing, including through the Company’s iPad® application and Smart TVs. The complaint further asks the court to declare that by providing video programming services to its customers in this fashion, the Company is not infringing Viacom copyrights. The same day, Viacom filed its own complaint against the Company in the same court, alleging copyright and trademark infringement and breach of contract, and asking for a declaratory judgment that the programming agreements between the Company and Viacom do not allow the Company to distribute Viacom programming “via broadband.” The Company intends to prosecute its lawsuit, and defend against Viacom’s, vigorously. The Company is unable to predict the outcome of Viacom’s lawsuit or reasonably estimate a range of possible loss.
        The Company is the defendant in In re: Set-Top Cable Television Box Antitrust Litigation, ten purported class actions filed in federal district courts throughout the United States. These actions are subject to a Multidistrict Litigation (“MDL”) Order transferring the cases for pre-trial purposes to the U.S. District Court for the Southern District of New York. On July 26, 2010, the plaintiffs filed a third amended consolidated class action complaint (the “Third Amended Complaint”), alleging that the Company violated Section 1 of the Sherman Antitrust Act, various state antitrust laws and state unfair/deceptive trade practices statutes by tying the sales of premium cable television services to the leasing of set-top converters boxes. The plaintiffs are seeking, among other things, unspecified treble monetary damages and an injunction to cease such alleged practices. On September 30, 2010, the Company filed a motion to dismiss the Third Amended Complaint, which the court granted on April 8, 2011. Plaintiffs have until May 13, 2011 to seek the court’s permission to file a new amended complaint. If the plaintiffs file a new amended complaint, the Company will defend against this lawsuit vigorously.

TIME WARNER CABLE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
        On November 14, 2008, the plaintiffs in Mark Swinegar, et al. v. Time Warner Cable Inc., filed a second amended complaint in the Los Angeles County Superior Court, as a purported class action, alleging that the Company provided to and charged plaintiffs for equipment that they had not affirmatively requested in violation of the proscription in the Cable Consumer Protection and Competition Act of 1992 (the “Cable Act”) against “negative option billing” and that such violation was an unlawful act or practice under California’s Unfair Competition Law (the “UCL”). Plaintiffs are seeking restitution under the UCL and attorneys’ fees. On February 23, 2009, the court denied TWC’s motion to dismiss the second amended complaint, and on July 29, 2010, the court denied the Company’s motion for summary judgment. On October 7, 2010, the Company filed a petition for a declaratory ruling with the Federal Communications Commission (the “FCC”) requesting that the FCC determine whether the Company’s general ordering process complies with the Cable Act’s “negative option billing” restriction. On March 1, 2011, the FCC issued a Declaratory Ruling that informed consent is adequate to satisfy the requirements under the Cable Act. On March 29, 2011, the Los Angeles County Superior Court vacated its prior summary judgment ruling, and the court will again consider TWC’s motion for summary judgment. The Company intends to defend against this lawsuit vigorously, but is unable to predict the outcome of this lawsuit or reasonably estimate a range of possible loss.
        On September 20, 2007, Brantley, et al. v. NBC Universal, Inc., et al. was filed in the U.S. District Court for the Central District of California against the Company. The complaint, which also named as defendants several other cable and satellite providers (collectively, the “distributor defendants”) as well as programming content providers (collectively, the “programmer defendants”), alleged violations of Sections 1 and 2 of the Sherman Antitrust Act. Among other things, the complaint alleged coordination between and among the programmer defendants to sell and/or license programming on a “bundled” basis to the distributor defendants, who in turn purportedly offer that programming to subscribers in packaged tiers, rather than on a per channel (or “à la carte”) basis. Plaintiffs, who seek to represent a purported nationwide class of cable and satellite subscribers, are seeking, among other things, unspecified treble monetary damages and an injunction to compel the offering of channels to subscribers on an “à la carte” basis. On December 3, 2007, plaintiffs filed an amended complaint in this action that, among other things, dropped the Section 2 claims and all allegations of horizontal coordination. On October 15, 2009, the district court granted with prejudice a motion by the distributor defendants and the programmer defendants to dismiss the plaintiffs’ third amended complaint, terminating the action. On April 19, 2010, plaintiffs appealed this decision to the U.S. Court of Appeals for the Ninth Circuit. The Company intends to defend against this lawsuit vigorously, but is unable to predict the outcome of this lawsuit or reasonably estimate a range of possible loss.
        The Company is also a defendant in two other purported class actions. On September 17, 2009, the plaintiffs in Jessica Fink and Brett Noia, et al. v. Time Warner Cable Inc., filed an amended complaint in a purported class action in U.S. District Court for the Southern District of New York alleging that the Company uses a throttling technique which intentionally delays and/or blocks a user’s high-speed data service. Plaintiffs are seeking unspecified monetary damages, injunctive relief and attorneys’ fees. On September 25, 2009, TWC moved for summary judgment in this action, which is pending. On January 27, 2011, the plaintiffs in Calzada, et al. v. Time Warner Cable LLC, filed a purported class action in the Los Angeles County Superior Court alleging that the Company recorded phone calls with plaintiffs without notice in violation of provisions of the California Penal Code and the California Unfair Business Practices Act. The plaintiffs are seeking, among other things, unspecified treble monetary damages, injunctive relief, restitution and attorneys’ fees. On April 2, 2011, the plaintiff filed an amended complaint in this action that, among other things, omitted the unfair business practices claim and removed two of the three named plaintiffs. In each lawsuit, the Company intends to defend against the lawsuit vigorously, but is unable to predict the outcome or reasonably estimate a range of possible loss.

TIME WARNER CABLE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
Certain Patent Litigation
        On September 1, 2006, Ronald A. Katz Technology Licensing, L.P. (“Katz”) filed a complaint in the U.S. District Court for the District of Delaware alleging that TWC and several other cable operators, among other defendants, infringe 18 patents purportedly relating to the Company’s customer call center operations and/or voicemail services. The plaintiff is seeking unspecified monetary damages as well as injunctive relief. On March 20, 2007, this case, together with other lawsuits filed by Katz, was made subject to a MDL Order transferring the case for pretrial proceedings to the U.S. District Court for the Central District of California. In April 2008, TWC and other defendants filed “common” motions for summary judgment, which argued, among other things, that a number of claims in the patents at issue are invalid under Sections 112 and 103 of the Patent Act. On June 19 and August 4, 2008, the court issued orders granting, in part, and denying, in part, those motions. Defendants filed additional individual motions for summary judgment in August 2008, which argued, among other things, that defendants’ respective products do not infringe the surviving claims in plaintiff’s patents. On August 13, 2009, the district court found one additional patent invalid, but denied defendants’ motions for summary judgment on three remaining patents, and on October 27, 2009, the district court denied the defendants’ requests for reconsideration of the decision. Based on motions for summary judgment brought by other defendants, the district court found, in decisions on January 29, 2010 and December 3, 2010, two of the three remaining patents invalid with respect to those defendants. The Company intends to defend against this lawsuit vigorously, but is unable to predict the outcome of this lawsuit or reasonably estimate a range of possible loss.
        On June 1, 2006, Rembrandt Technologies, LP (“Rembrandt”) filed a complaint in the U.S. District Court for the Eastern District of Texas alleging that the Company and a number of other cable operators infringed several patents purportedly related to a variety of technologies, including high-speed data and IP-based telephony services. In addition, on September 13, 2006, Rembrandt filed a complaint in the U.S. District Court for the Eastern District of Texas alleging that the Company infringed several patents purportedly related to “high-speed cable modem internet products and services.” On June 18, 2007, these cases, along with other lawsuits filed by Rembrandt, were made subject to an MDL Order transferring the case for pretrial proceedings to the U.S. District Court for the District of Delaware. In November 2008, the district court issued its claims construction orders. In response to these orders, the plaintiff has indicated it will dismiss its claims relating to the alleged infringement of eight patents purportedly relating to high-speed data and IP-based telephony services. Summary judgment motions are pending relating to Rembrandt’s one remaining claim. The Company intends to defend against the remaining claim vigorously, but is unable to predict the outcome of this lawsuit or reasonably estimate a range of possible loss.
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
        As part of the restructuring of Time Warner Entertainment Company, L.P. (“TWE”) in 2003, Time Warner agreed to indemnify the Company from and against any and all liabilities relating to, arising out of or resulting from specified litigation matters brought against the TWE non-cable businesses. Although Time Warner has agreed to indemnify the Company against such liabilities, TWE remains a named party in certain litigation matters.
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

TIME WARNER CABLE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
11.    ADDITIONAL FINANCIAL INFORMATION
Other Current Assets
        Other current assets as of March 31, 2011 and December 31, 2010 consisted of (in millions):

	March 31,	December 31,
	2011	2010
Prepaid income taxes	$12	$287
Other prepaid expenses	167	116
Other current assets	22	22

Total other current assets	$201	$425

Other Current Liabilities
        Other current liabilities as of March 31, 2011 and December 31, 2010 consisted of (in millions):

	March 31,	December 31,
	2011	2010
Accrued interest	$466	$507
Accrued compensation and benefits	263	357
Accrued insurance	155	152
Accrued franchise fees	145	166
Accrued sales and other taxes	68	92
Accrued rent	54	50
Accrued share repurchases	42	43
Accrued marketing support	30	27
Other accrued expenses	258	235

Total other current liabilities	$1,481	$1,629

Interest Expense, Net
        Interest expense, net, for the three months ended March 31, 2011 and 2010 consisted of (in millions):

	Three Months Ended March 31,
	2011	2010
Interest income	$2	$—
Interest expense	(365)	(347)

Interest expense, net	$(363)	$(347)

TIME WARNER CABLE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
Other Expense, Net
        Other expense, net, for the three months ended March 31, 2011 and 2010 consisted of (in millions):

	Three Months Ended March 31,
	2011	2010
Loss from equity investments, net	$(25)	$(20)
Gain (loss) on equity award reimbursement obligation to Time Warner	(5)	4
Other	—	1

Other expense, net	$(30)	$(15)

Related Party Transactions
        Income (expense) resulting from transactions with related parties for the three months ended March 31, 2011 and 2010 is as follows (in millions):

	Three Months Ended March 31,
	2011	2010
Revenues	$3	$3
Costs of revenues	(64)	(60)
Supplemental Cash Flow Information
        Additional financial information with respect to cash (payments) and receipts for the three months ended March 31, 2011 and 2010 is as follows (in millions):

	Three Months Ended March 31,
	2011	2010
Cash paid for interest	$(442)	$(388)
Interest income received(a)	43	20

Cash paid for interest, net	$(399)	$(368)

Cash paid for income taxes	$(13)	$(6)
Cash refunds of income taxes	271	2

Cash (paid for) refunds of income taxes, net	$258	$(4)

(a)	Interest income received includes amounts received under interest rate swaps.
        The consolidated statement of cash flows for the three months ended March 31, 2011 does not reflect $42 million of common stock repurchases that were included in other current liabilities as of March 31, 2011 for which payment was made in April 2011.

TIME WARNER CABLE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
12.    CONDENSED CONSOLIDATING FINANCIAL STATEMENTS
        TWE and TW NY Cable Holding Inc. (“TW NY” and, together with TWE, the “Guarantor Subsidiaries”) are subsidiaries of Time Warner Cable Inc. (the “Parent Company”). The Guarantor Subsidiaries have fully and unconditionally, jointly and severally, directly or indirectly, guaranteed the debt issued by the Parent Company in its 2007 registered exchange offer and its 2008, 2009, and 2010 public offerings. The Parent Company owns all of the voting interests, directly or indirectly, of both TWE and TW NY.
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
Basis of Presentation
        In presenting the condensed consolidating financial statements, the equity method of accounting has been applied to (i) the Parent Company’s interests in the Guarantor Subsidiaries and the Non-Guarantor Subsidiaries, (ii) the Guarantor Subsidiaries’ interests in the Non-Guarantor Subsidiaries and (iii) the Non-Guarantor Subsidiaries interests in the Guarantor Subsidiaries, where applicable, even though all such subsidiaries meet the requirements to be consolidated under GAAP. All intercompany balances and transactions between the Parent Company, the Guarantor Subsidiaries and the Non-Guarantor Subsidiaries have been eliminated, as shown in the column “Eliminations.”
        The accounting bases in all subsidiaries, including goodwill and identified intangible assets, have been allocated to the applicable subsidiaries. Certain administrative costs incurred by the Parent Company, the Guarantor Subsidiaries or the Non-Guarantor Subsidiaries are allocated to the various entities based on each subsidiary’s contribution to revenues. Interest expense incurred by the Parent Company is allocated to certain subsidiaries based on each subsidiary’s contribution to revenues. In the condensed consolidating financial statements, income tax provision has been presented based on each subsidiary’s legal entity basis. Deferred taxes of the Parent Company, the Guarantor Subsidiaries and the Non-Guarantor Subsidiaries have been presented based upon the temporary differences between the carrying amounts of the respective assets and liabilities of the applicable entities.

TIME WARNER CABLE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
        The Company’s condensed consolidating financial information is as follows (in millions):
Consolidating Balance Sheet as of March 31, 2011

			Non-
	Parent	Guarantor	Guarantor		TWC
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and equivalents	$2,907	$126	$—	$—	$3,033
Receivables, net	39	95	498	—	632
Receivables from affiliated parties	38	31	44	(113)	—
Deferred income tax assets	175	110	96	(205)	176
Other current assets	29	63	109	—	201

Total current assets	3,188	425	747	(318)	4,042
Investments in and amounts due from consolidated subsidiaries	42,015	23,671	12,004	(77,690)	—
Investments	18	—	818	—	836
Property, plant and equipment, net	35	3,706	9,821	—	13,562
Intangible assets subject to amortization, net	—	10	123	—	133
Intangible assets not subject to amortization	—	6,216	17,875	—	24,091
Goodwill	4	3	2,084	—	2,091
Other assets	326	19	39	—	384

Total assets	$45,586	$34,050	$43,511	$(78,008)	$45,139

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$—	$130	$160	$—	$290
Deferred revenue and subscriber-related liabilities	—	67	115	—	182
Payables to affiliated parties	31	44	38	(113)	—
Accrued programming expense	—	784	28	—	812
Other current liabilities	553	406	522	—	1,481

Total current liabilities	584	1,431	863	(113)	2,765
Long-term debt	20,379	2,698	—	—	23,077
Mandatorily redeemable preferred equity	—	1,928	300	(1,928)	300
Deferred income tax liabilities, net	9,889	5,123	5,012	(10,132)	9,892
Long-term payables to affiliated parties	5,988	759	8,704	(15,451)	—
Other liabilities	114	120	232	—	466
TWC shareholders’ equity:
Due to (from) TWC and subsidiaries	—	7	(1,816)	1,809	—
Other TWC shareholders’ equity	8,632	17,817	30,209	(48,026)	8,632

Total TWC shareholders’ equity	8,632	17,824	28,393	(46,217)	8,632
Noncontrolling interests	—	4,167	7	(4,167)	7

Total equity	8,632	21,991	28,400	(50,384)	8,639

Total liabilities and equity	$45,586	$34,050	$43,511	$(78,008)	$45,139

TIME WARNER CABLE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
Consolidating Balance Sheet as of December 31, 2010

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

TIME WARNER CABLE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
Consolidating Statement of Operations for the Three Months Ended March 31, 2011

			Non-
	Parent	Guarantor	Guarantor		TWC
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenues	$—	$717	$4,110	$—	$4,827

Costs of revenues	—	384	1,888	—	2,272
Selling, general and administrative	—	61	763	—	824
Depreciation	—	193	551	—	744
Amortization	—	—	6	—	6
Intercompany royalties	—	(80)	80	—	—
Restructuring costs	—	3	3	—	6

Total costs and expenses	—	561	3,291	—	3,852

Operating Income	—	156	819	—	975
Equity in pretax income of consolidated subsidiaries	658	475	37	(1,170)	—
Interest expense, net	(77)	(116)	(170)	—	(363)
Other expense, net	(1)	(2)	(27)	—	(30)

Income before income taxes	580	513	659	(1,170)	582
Income tax provision	(255)	(211)	(198)	408	(256)

Net income	325	302	461	(762)	326
Less: Net income attributable to noncontrolling interests	—	(13)	(1)	13	(1)

Net income attributable to TWC shareholders	$325	$289	$460	$(749)	$325

Consolidating Statement of Operations for the Three Months Ended March 31, 2010

			Non-
	Parent	Guarantor	Guarantor		TWC
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenues	$—	$741	$3,858	$—	$4,599

Costs of revenues	—	417	1,762	—	2,179
Selling, general and administrative	—	37	714	—	751
Depreciation	—	188	555	—	743
Amortization	—	—	65	—	65
Intercompany royalties	—	(86)	86	—	—
Restructuring costs	—	5	6	—	11

Total costs and expenses	—	561	3,188	—	3,749

Operating Income	—	180	670	—	850
Equity in pretax income of consolidated subsidiaries	553	359	53	(965)	—
Interest expense, net	(67)	(126)	(154)	—	(347)
Other income (expense), net	—	1	(16)	—	(15)

Income before income taxes	486	414	553	(965)	488
Income tax provision	(272)	(197)	(191)	387	(273)

Net income	214	217	362	(578)	215
Less: Net income attributable to noncontrolling interests	—	(25)	—	24	(1)

Net income attributable to TWC shareholders	$214	$192	$362	$(554)	$214

TIME WARNER CABLE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
Consolidating Statement of Cash Flows for the Three Months Ended March 31, 2011

			Non-
	Parent	Guarantor	Guarantor		TWC
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash provided by operating activities	$229	$206	$1,141	$(6)	$1,570

INVESTING ACTIVITIES
Acquisitions and investments, net of cash acquired and distributions received	—	(302)	(132)	426	(8)
Capital expenditures	(1)	(176)	(486)	—	(663)
Other investing activities	14	—	2	—	16

Cash provided (used) by investing activities	13	(478)	(616)	426	(655)

FINANCING ACTIVITIES
Borrowings (repayments), net	358	68	—	(426)	—
Proceeds from exercise of stock options	66	—	—	—	66
Excess tax benefit from equity-based compensation	13	—	16	—	29
Dividends paid	(167)	—	—	—	(167)
Repurchases of common stock	(831)	—	—	—	(831)
Net change in investments in and amounts due from consolidated subsidiaries	254	276	(536)	6	—
Other financing activities	(8)	(13)	(5)	—	(26)

Cash provided (used) by financing activities	(315)	331	(525)	(420)	(929)

Increase (decrease) in cash and equivalents	(73)	59	—	—	(14)
Cash and equivalents at beginning of period	2,980	67	—	—	3,047

Cash and equivalents at end of period	$2,907	$126	$—	$—	$3,033

TIME WARNER CABLE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
Consolidating Statement of Cash Flows for the Three Months Ended March 31, 2010

			Non-
	Parent	Guarantor	Guarantor		TWC
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash provided (used) by operating activities	$(41)	$16	$1,182	$229	$1,386

INVESTING ACTIVITIES
Acquisitions and investments, net of cash acquired and distributions received	35	(129)	21	90	17
Capital expenditures	—	(45)	(691)	—	(736)
Other investing activities	—	—	2	—	2

Cash provided (used) by investing activities	35	(174)	(668)	90	(717)

FINANCING ACTIVITIES
Borrowings (repayments), net	(1,130)	(36)	—	(90)	(1,256)
Proceeds from exercise of stock options	39	—	—	—	39
Excess tax benefit from equity-based compensation	—	4	1	—	5
Dividends paid	(144)	—	—	—	(144)
Net change in investments in and amounts due from consolidated subsidiaries	506	238	(515)	(229)	—

Cash provided (used) by financing activities	(729)	206	(514)	(319)	(1,356)

Increase (decrease) in cash and equivalents	(735)	48	—	—	(687)
Cash and equivalents at beginning of period	1,048	—	—	—	1,048

Cash and equivalents at end of period	$313	$48	$—	$—	$361

Part II. Other Information
Item 1. Legal Proceedings.
        On April 7, 2011, the Company filed a complaint in the U.S. District Court for the Southern District of New York against Viacom International Inc. and several of its subsidiaries (“Viacom”). The complaint asked the court to render a declaratory judgment that certain programming agreements between the Company and Viacom allow the Company to provide video programming services to its customers over its cable systems through devices of the customers’ choosing, including through the Company’s iPad® application and Smart TVs. The complaint further asks the court to declare that by providing video programming services to its customers in this fashion, the Company is not infringing Viacom copyrights. The same day, Viacom filed its own complaint against the Company in the same court, alleging copyright and trademark infringement and breach of contract, and asking for a declaratory judgment that the programming agreements between the Company and Viacom do not allow the Company to distribute Viacom programming “via broadband.” The Company intends to prosecute its lawsuit, and defend against Viacom’s, vigorously. The Company is unable to predict the outcome of Viacom’s lawsuit or reasonably estimate a range of possible loss.
        Reference is made to the lawsuit filed by Mark Swinegar, et al. described on page 28 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 (the “2010 Form 10-K”). On March 1, 2011, the FCC issued a Declaratory Ruling that informed consent is adequate to satisfy the requirements under the Cable Consumer Protection and Competition Act of 1992. On March 29, 2011, the Los Angeles County Superior Court vacated its prior summary judgment ruling, and the court will again consider TWC’s motion for summary judgment. The Company intends to defend against this lawsuit vigorously, but is unable to predict the outcome of this lawsuit or reasonably estimate a range of possible loss.
        Reference is made to the lawsuit filed by Calzada, et al. described on pages 28-29 of the 2010 Form 10-K. On April 2, 2011, the plaintiff filed an amended complaint with the Los Angeles County Superior Court that, among other things, omitted the unfair business practices claim and removed two of the three named plaintiffs. The Company intends to defend against this lawsuit vigorously, but is unable to predict the outcome of this lawsuit or reasonably estimate a range of possible loss.
        Reference is made to the In re: Set-Top Cable Television Box Antitrust Litigation described on page 28 of the 2010 Form 10-K. On April 8, 2011, the U.S. District Court for the Southern District of New York dismissed the Third Amended Complaint. Plaintiffs have until May 13, 2011 to seek the Court’s permission to file a new amended complaint. If the plaintiffs file a new amended complaint, the Company will defend against this lawsuit vigorously.
Item 1A. Risk Factors.
        There have been no material changes in the Company’s risk factors from those disclosed in Part I, Item 1A of the 2010 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Issuer Purchases of Equity Securities
        The following table provides information about the Company’s purchases of equity securities registered by the Company pursuant to Section 12 of the Securities Exchange Act of 1934, as amended, during the quarter ended March 31, 2011.

				Approximate
			Total Number	Dollar Value
			of Shares	of Shares that
			Purchased as	May Yet Be
			Part of Publicly	Purchased
	Total Number	Average	Announced	Under the
	of Shares	Price Paid	Plans or	Plans or
	Purchased	Per Share(a)	Programs(b)	Programs(c)
January 1, 2011 - January 31, 2011	3,948,817	$66.80	3,948,817	$3,221,686,855
February 1, 2011 - February 28, 2011	3,519,844	70.36	3,519,844	2,974,037,960
March 1, 2011 - March 31, 2011	4,553,647	69.83	4,553,647	2,656,069,482

Total	12,022,308	68.99	12,022,308

(a)	The calculation of the average price paid per share does not give effect to any fees, commissions and other costs associated with the repurchase of such shares.

(b)
On October 29, 2010, the Company’s Board of Directors authorized a stock repurchase program that allows TWC to repurchase, from time to time, up to $4.0 billion of TWC common stock. As of March 31, 2011, the Company had $2.656 billion remaining under its stock repurchase program. Purchases under the stock repurchase program may be made, from time to time, on the open market and in privately negotiated transactions. The size and timing of these purchases will be based on a number of factors, including price and business and market conditions.

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

TIME WARNER CABLE INC.

	By:		/s/ Robert D. Marcus

		Name:	Robert D. Marcus
		Title:	President and Chief Operating Officer;
Acting Chief Financial Officer

Date: April 28, 2011

EXHIBIT INDEX
Pursuant to Item 601 of Regulation S-K

Exhibit
Number	Description

12	Computation of Ratio of Earnings to Fixed Charges and Ratio of Earnings to Combined Fixed Charges and Preferred Dividend Requirements.

31.1
Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011.

31.2
Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011.

32
Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011.†

101
The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011, filed with the SEC on April 28, 2011, formatted in eXtensible Business Reporting Language:

(i) Consolidated Balance Sheet as of March 31, 2011 and December 31, 2010, (ii) Consolidated Statement of Operations for the three months ended March 31, 2011 and 2010, (iii) Consolidated Statement of Cash Flows for the three months ended March 31, 2011 and 2010, (iv) Consolidated Statement of Equity for the three months ended March 31, 2011 and 2010 and (v) Notes to Consolidated Financial Statements.†

†
This exhibit will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 (15 U.S.C. 78r), or otherwise subject to the liability of that section. Such exhibit will not be deemed to be incorporated by reference into any filing under the Securities Act or Securities Exchange Act, except to the extent that the Company specifically incorporates it by reference.