Form 10-Q
period 2011-06-30
TIME WARNER CABLE INC.
filed 2011-07-28
CIK 1377013

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011 or

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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐      No ☑

Shares Outstanding
Description of Class	as of July 26, 2011
Common Stock – $0.01 par value	325,183,164

TIME WARNER CABLE INC.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
AND OTHER FINANCIAL INFORMATION

Page
PART I. FINANCIAL INFORMATION
Management’s Discussion and Analysis of Results of Operations and Financial Condition	1
Item 4. Controls and Procedures	19
Consolidated Balance Sheet as of June 30, 2011 and December 31, 2010	20
Consolidated Statement of Operations for the Three and Six Months Ended June 30, 2011 and 2010	21
Consolidated Statement of Cash Flows for the Six Months Ended June 30, 2011 and 2010	22
Consolidated Statement of Equity for the Six Months Ended June 30, 2011 and 2010	23
Notes to Consolidated Financial Statements	24

PART II. OTHER INFORMATION
Item 1. Legal Proceedings	46
Item 1A. Risk Factors	46
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	47
Item 5. Other Information	47
Item 6. Exhibits	49
EX-10.2
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
MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS
OF OPERATIONS AND FINANCIAL CONDITION
INTRODUCTION
     Management’s discussion and analysis of results of operations and financial condition (“MD&A”) is a supplement to the accompanying consolidated financial statements and provides additional information on Time Warner Cable Inc.’s (together with its subsidiaries, “TWC” or the “Company”) business, recent developments, financial condition, cash flows and results of operations. MD&A is organized as follows:
•	Overview. This section provides a general description of TWC’s business, as well as recent developments the Company believes are important in understanding the results of operations and financial condition or in understanding anticipated future trends.

•	Financial statement presentation. This section provides a summary of how the Company’s operations are presented in the accompanying consolidated financial statements.

•	Results of operations. This section provides an analysis of the Company’s results of operations for the three and six months ended June 30, 2011.

•	Financial condition and liquidity. This section provides an analysis of the Company’s financial condition as of June 30, 2011 and cash flows for the six months ended June 30, 2011.

•	Caution concerning forward-looking statements. This section provides a description of the use of forward-looking information appearing in this report, including in MD&A and the consolidated financial statements. Such information is based on management’s current expectations about future events, which are susceptible to uncertainty and changes in circumstances. Refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 (the “2010 Form 10-K”) for a discussion of the risk factors applicable to the Company.
OVERVIEW
     TWC is among the largest providers of video, high-speed data and voice services, with technologically advanced, well-clustered cable systems located mainly in five geographic areas — New York State (including New York City), the Carolinas, Ohio, Southern California (including Los Angeles) and Texas. As of June 30, 2011, TWC served approximately 14.5 million residential and business services customers who subscribed to one or more of its three primary services, totaling approximately 26.9 million primary service units.
     TWC offers its residential and business services customers video, high-speed data and voice services over its broadband cable systems. TWC’s business services also include networking and transport services and, through its wholly-owned subsidiary, NaviSite, Inc. (“NaviSite”) (discussed further in “—Recent Developments”), enterprise-class hosting, managed application, messaging and cloud services. During the six months ended June 30, 2011, TWC generated revenues of approximately $8.6 billion and $673 million from the provision of residential and business services, respectively. TWC also sells advertising to a variety of national, regional and local advertising customers, resulting in advertising revenues of $422 million during the six months ended June 30, 2011. TWC also generated revenues from other sources of $117 million during the six months ended June 30, 2011.
     As of June 30, 2011, TWC had approximately 12.1 million residential services video subscribers, 9.7 million residential services high-speed data subscribers and 4.5 million residential services voice subscribers, as well as approximately 168,000 business services video subscribers, 359,000 business services high-speed data subscribers and 136,000 business services voice subscribers. Of the Company’s total video subscribers, as of June 30, 2011, 73.9% received digital video signals. TWC markets its services separately and in “bundled” packages of multiple services and features. As of June 30, 2011, 60.0% of TWC’s customers subscribed to two or more of its primary services, including 26.3% of its customers who subscribed to all three primary services.
     TWC believes it will continue to increase residential services revenues for the foreseeable future through growth in residential services high-speed data and voice subscribers, price increases, the offering of incremental video services (e.g., digital video recorder (“DVR”) service and additional programming tiers) and an increase in video equipment rentals, partially offset by a decline in residential services video subscribers. Additionally, TWC believes it will continue to increase

TIME WARNER CABLE INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS
OF OPERATIONS AND FINANCIAL CONDITION—(Continued)
its revenues from business services customers for the foreseeable future through growth in business services subscribers, price increases, an increase in wholesale transport revenues and the offering of incremental services to business services customers, including the managed services offered by NaviSite. However, future growth rates for both residential and business services revenues will depend on the Company’s ability to retain and attract subscribers and increase pricing, which can be impacted by competition, the state of the economy and regulation.
     TWC’s operations have been affected by the challenging economic environment. The Company believes that trends in new home formation, housing vacancy rates, unemployment rates and consumer spending levels have negatively affected its residential services financial and subscriber growth.
     TWC faces intense competition for residential services customers from a variety of alternative communications, information and entertainment delivery sources. TWC competes with incumbent local telephone companies, including AT&T Inc. and Verizon Communications Inc., across each of its primary residential services. Some of these telephone companies offer a broad range of services with features and functions comparable to those provided by TWC and in bundles similar to those offered by TWC, sometimes including wireless service. Each of TWC’s residential services also faces competition from other companies that provide services on a stand-alone basis. TWC’s residential video service faces competition from direct broadcast satellite services, and increasingly from companies that deliver content to consumers over the Internet. TWC’s residential high-speed data service faces competition from wireless internet providers, and competition in residential voice service is increasing as more homes in the U.S. are replacing their wireline telephone service with wireless service, “over-the-top” phone service or other alternatives.
     TWC also competes with incumbent local exchange carriers, or “ILECs,” and competitive local exchange carriers, or “CLECs,” across each of its business high-speed data, networking and voice services. TWC’s business video service faces competition from direct broadcast satellite providers. TWC’s cell tower backhaul service also faces competition from ILECs and CLECs, as well as other carriers, such as metro and regional fiber providers. Technological advances and product innovations have increased and will likely continue to increase the number of alternatives available to TWC’s residential and business services customers and potential customers, further intensifying competition. The Company believes the more competitive environment has negatively affected its financial and subscriber growth.
     TWC faces intense competition in its advertising business across many different platforms and from a wide range of local and national competitors. Competition has increased and will likely continue to increase as new formats for advertising seek to attract the same advertisers. Depending on the advertiser in question, TWC competes for advertising revenues against, among others, local broadcast stations, national cable and broadcast networks, radio, newspapers, magazines and outdoor advertisers, as well as Internet companies, both those that operate nationally and those seeking to expand into local media.
     For the six months ended June 30, 2011, video programming and employee costs represented 35.1% and 32.5%, respectively, of the Company’s total operating expenses. Video programming costs are expected to continue to increase, reflecting rate increases on existing programming services, increased costs associated with retransmission consent agreements, growth in video subscribers taking tiers of service with more channels and the expansion of service offerings (e.g., new network channels). TWC expects that its video programming costs as a percentage of video revenues will continue to increase as the rate of growth in programming costs outpaces the rate of growth in video revenues. Additionally, the more competitive environment discussed above may increase TWC’s cost to obtain certain video programming. Employee costs are also expected to continue to increase as a result of many factors, including higher compensation expenses and headcount, reflecting the Company’s investment in its business services and other areas of growth.
Recent Developments
Cable System Acquisition
     In June 2011, TWC entered into an agreement with NewWave Communications to acquire certain cable systems in Kentucky and western Tennessee serving roughly 130,000 primary service units for approximately $260 million in cash. The transaction, which is subject to certain regulatory approvals and customary closing conditions, is expected to close in the fourth quarter of 2011.

TIME WARNER CABLE INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS
OF OPERATIONS AND FINANCIAL CONDITION—(Continued)
2011 Bond Offering
     On May 26, 2011, TWC issued £625 million (approximately $1.0 billion) in aggregate principal amount of 5.750% senior unsecured notes due 2031 in a public offering under a shelf registration statement on Form S-3 (the “2011 Bond Offering”). TWC’s obligations under the notes issued in the 2011 Bond Offering are guaranteed by its subsidiaries, Time Warner Entertainment Company, L.P. (“TWE”) and TW NY Cable Holding Inc. The Company expects to use the net proceeds from the 2011 Bond Offering for general corporate purposes. As described further in Note 6, the Company has entered into cross-currency swap arrangements to convert its fixed-rate British pound sterling denominated debt, including annual interest payments and the payment of principal at maturity, to fixed-rate U.S. dollar denominated debt. Additionally, see Note 5 to the accompanying consolidated financial statements for further details regarding the notes issued in the 2011 Bond Offering.
NaviSite Acquisition
     On April 21, 2011, TWC completed its acquisition of NaviSite for $263 million, net of cash acquired. At closing, TWC also repaid $44 million of NaviSite’s debt. NaviSite’s financial results have been included in the Company’s consolidated financial statements from the acquisition date. See Note 4 to the accompanying consolidated financial statements for additional information on the NaviSite acquisition.
Common Stock Repurchase Program
     On October 29, 2010, TWC’s Board of Directors authorized a $4.0 billion common stock repurchase program (the “Stock Repurchase Program”). Purchases under the Stock Repurchase Program may be made from time to time on the open market and in privately negotiated transactions. The size and timing of the Company’s purchases under the Stock Repurchase Program are based on a number of factors, including price and business and market conditions. From the inception of the Stock Repurchase Program through July 26, 2011, the Company repurchased 34.8 million shares of TWC common stock for $2.462 billion. As of July 26, 2011, the Company had $1.538 billion remaining under the Stock Repurchase Program.
FINANCIAL STATEMENT PRESENTATION
Revenues
     During the second quarter of 2011, the Company revised its presentation of revenues to provide additional detail about the Company’s sources of revenues, which had no impact on total revenues for any period presented. The Company’s revenues consist of residential services, business services, advertising and other revenues.
     Residential services. Residential services revenues consist of revenues from the following residential services:
     Video. Video revenues include residential services subscriber fees for the Company’s three main levels or “tiers” of video programming service—Basic Service Tier (“BST”), Expanded Basic Service Tier (or Cable Programming Service Tier) (“CPST”) and Digital Basic Service Tier (“DBT”), as well as fees for genre-based programming tiers, such as movie, sports and Spanish-language tiers. Video revenues also include related equipment rental charges, installation charges and fees collected on behalf of local franchising authorities and the Federal Communications Commission (the “FCC”). Additionally, video revenues include revenues from premium channels, transactional video-on-demand (e.g., events and movies) and DVR service.
     High-speed data. High-speed data revenues primarily include residential services subscriber fees for the Company’s high-speed data and mobile high-speed data services, along with related home networking fees and installation charges. The Company offers multiple tiers of high-speed data services providing various service speeds to meet the different needs of its subscribers, including Turbo, Standard, Basic and Lite tiers in all of its service areas and Wideband, Extreme and Turbo Plus in a number of its service areas. In addition, high-speed data revenues include fees received from third-party internet service providers (e.g., Earthlink) whose on-line services are provided to some of TWC’s customers.

TIME WARNER CABLE INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS
OF OPERATIONS AND FINANCIAL CONDITION—(Continued)
     Voice. Voice revenues include subscriber fees from residential services voice subscribers, along with related installation charges, as well as fees collected on behalf of governmental authorities.
     Other. Other revenues include revenues from home monitoring and security services and other residential services subscriber-related fees.
     Business services. Business services revenues consist of revenues from the following business services:
     Video. Video revenues include the same categories described above under residential services video revenues for fees received from business services video subscribers.
     High-speed data. High-speed data revenues primarily include business services subscriber fees for the Company’s high-speed data service, along with related business services networking fees and installation charges. High-speed data revenues also include amounts generated by the sale of commercial networking and point-to-point transport services, such as Metro Ethernet services.
     Voice. Voice revenues include subscriber fees from business services voice subscribers, along with related installation charges, as well as fees collected on behalf of governmental authorities.
     Wholesale transport. Wholesale transport revenues primarily include amounts generated by the sale of point-to-point transport services offered to wireless telephone providers (i.e., cell tower backhaul) and competitive carriers.
     Other. Other revenues primarily include revenues from enterprise-class hosting, managed application, messaging and cloud services provided by NaviSite, revenues from business monitoring and security services and other business services subscriber-related revenues.
     Advertising. Advertising revenues include the fees charged to local, regional and national advertising customers for advertising placed on the Company’s video and high-speed data services, as well as revenues from advertising inventory sold on behalf of other video distributors. Currently, most advertising revenues are derived from advertising placed on video services, but the Company expects a growing percentage of advertising revenues will be derived from digital products in the future.
     Other. Other revenues primarily include (a) fees paid to TWC by (i) the Advance/Newhouse Partnership for the ability to distribute TWC’s Road Runner® high-speed data service (“Road Runner”) and TWC’s management of certain functions for the Advance/Newhouse Partnership, including, among others, programming and engineering, and (ii) other distributors of Road Runner, and (b) commissions earned on the sale of merchandise by home shopping networks.
Costs and Expenses
     Costs of revenues include the following costs directly associated with the delivery of services to subscribers or the maintenance of the Company’s delivery systems: video programming costs; high-speed data connectivity costs (including mobile high-speed data service costs); voice network costs; other service-related expenses, including non-administrative labor; franchise fees; and other related costs.
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
•	OIBDA (Operating Income before Depreciation and Amortization) means Operating Income before depreciation of tangible assets and amortization of intangible assets.

•	Free Cash Flow means cash provided by operating activities (as defined under GAAP) excluding the impact, if any, of cash provided or used by discontinued operations, plus any excess tax benefit from equity-based compensation, less (i) capital expenditures, (ii) cash paid for other intangible assets (excluding those associated with business combinations), (iii) partnership distributions to third parties and (iv) principal payments on capital leases.
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
     These non-GAAP measures should be considered in addition to, not as substitutes for, the Company’s Operating Income, net income attributable to TWC shareholders and various cash flow measures (e.g., cash provided by operating activities), as well as other measures of financial performance and liquidity reported in accordance with GAAP, and may not be comparable to similarly titled measures used by other companies.
Basis of Presentation
Reclassifications
     Certain reclassifications have been made to the prior year financial information to conform to the current year presentation, primarily including, as previously noted, the revised presentation of the Company’s revenues during the second quarter of 2011. This reclassification had no impact on the Company’s total revenues for the three and six months ended June 30, 2010. Additionally, the Company reclassified certain sales-related customer care costs from costs of revenues to selling, general and administrative expenses. This reclassification had no impact on the Company’s Operating Income or net income attributable to TWC shareholders for the three and six months ended June 30, 2010.
Recent Accounting Standards
     See Note 2 to the accompanying consolidated financial statements for accounting standards adopted in 2011 and recently issued accounting standards not yet adopted.

TIME WARNER CABLE INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS
OF OPERATIONS AND FINANCIAL CONDITION—(Continued)
RESULTS OF OPERATIONS
Three and Six Months Ended June 30, 2011 Compared to Three and Six Months Ended June 30, 2010
     The following discussion provides an analysis of the Company’s results of operations and should be read in conjunction with the accompanying consolidated statement of operations, as well as the consolidated financial statements and notes thereto and MD&A included in the 2010 Form 10-K.
     Revenues. Revenues by major category were as follows (in millions):

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2011	2010	%Change	2011	2010	%Change
Residential services	$4,300	$4,195	2.5%	$8,559	$8,309	3.0%
Business services	361	268	34.7%	673	522	28.9%
Advertising	225	216	4.2%	422	389	8.5%
Other	58	55	5.5%	117	113	3.5%

Total	$4,944	$4,734	4.4%	$9,771	$9,333	4.7%

     Selected subscriber-related statistics were as follows (in thousands):

	June 30,
	2011	2010	%Change
Residential services:
Video(a)(b)	12,067	12,543	(3.8%	)
High-speed data(b)(c)(d)	9,703	9,291	4.4%
Voice(d)(e)	4,489	4,302	4.3%

Primary service units(b)(f)	26,259	26,136	0.5%

Business services:
Video(a)	168	163	3.1%
High-speed data(c)(d)	359	315	14.0%
Voice(d)(e)	136	90	51.1%

Primary service units(f)	663	568	16.7%

Total primary service units(b)(f)	26,922	26,704	0.8%

Customer relationships(b)(g)	14,454	14,498	(0.3%	)
Double play(b)(h)	4,865	4,889	(0.5%	)
Triple play(i)	3,801	3,658	3.9%

(a)	Video subscriber numbers reflect billable subscribers who receive at least the BST video programming tier. The determination of whether a video subscriber is categorized as residential or business services is based on the type of subscriber receiving the service.
(b)	During the second quarter of 2011, the Company acquired cable systems, resulting in an increase of 6,000 residential services video subscribers, 3,000 residential services high-speed data subscribers, 9,000 residential services and total primary service units, 6,000 customer relationships and 3,000 double play subscribers. The acquired subscribers are reflected in the Company’s subscriber numbers as of June 30, 2011.
(c)	High-speed data subscriber numbers reflect billable subscribers who receive any of the high-speed data services offered by TWC. High-speed data subscriber numbers as of June 30, 2011 exclude 23,000 mobile high-speed data subscribers.
(d)	The determination of whether a high-speed data or voice subscriber is categorized as residential or business services is generally based upon the type of service provided to that subscriber. For example, if TWC provides a business service, the subscriber is classified as business services.
(e)	Voice subscriber numbers reflect billable subscribers who receive an IP-based telephony service.
(f)	Primary service unit numbers represent the sum of video, high-speed data and voice subscribers.
(g)	Customer relationships represent the number of subscribers who receive at least one of the Company’s primary services. For example, a subscriber who purchases only high-speed data service and no video service will count as one customer relationship, and a subscriber who purchases both video and high-speed data services will also count as only one customer relationship.
(h)	Double play subscriber numbers reflect customers who subscribe to two of the Company’s primary services.
(i)	Triple play subscriber numbers reflect customers who subscribe to all three of the Company’s primary services.

TIME WARNER CABLE INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS
OF OPERATIONS AND FINANCIAL CONDITION—(Continued)
     Residential services revenues. The major components of residential services revenues were as follows (in millions):

	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2011	2010	%Change		2011	2010	%Change
Residential services:
Video	$2,676	$2,678	(0.1%	)	$5,337	$5,316	0.4%
High-speed data	1,115	1,028	8.5%		2,209	2,026	9.0%
Voice	497	476	4.4%		990	943	5.0%
Other	12	13	(7.7%	)	23	24	(4.2%	)

Total residential services	$4,300	$4,195	2.5%		$8,559	$8,309	3.0%

     Average monthly revenues per unit were as follows:

	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2011	2010	%Change		2011	2010	%Change
Residential services:
Video(a)	$73.46	$70.77	3.8%		$73.08	$70.12	4.2%
High-speed data(b)	38.26	36.98	3.5%		38.20	36.81	3.8%
Voice(c)	37.02	37.09	(0.2%	)	37.12	37.14	(0.1%	)
Primary service units(d)	54.49	53.46	1.9%		54.39	53.19	2.3%

(a)	Average monthly residential services video revenues per unit represents residential services video revenues divided by the corresponding average residential services video subscribers for the period.
(b)	Average monthly residential services high-speed data revenues per unit represents residential services high-speed data revenues divided by the corresponding average residential services high-speed data subscribers for the period.
(c)	Average monthly residential services voice revenues per unit represents residential services voice revenues divided by the corresponding average residential services voice subscribers for the period.
(d)	Average monthly residential services revenues per residential services primary service unit represents residential services revenues divided by the corresponding average residential services primary service units for the period.
     For the three months ended June 30, 2011, residential services video revenues were essentially flat compared to the second quarter of 2010 primarily as a decrease in video subscribers was offset by increases in average revenues per subscriber. For the six months ended June 30, 2011, residential services video revenues increased compared to 2010 primarily due to increases in average revenues per subscriber, partially offset by a decrease in video subscribers. For both periods, the increase in average revenues per subscriber was primarily due to price increases, a greater percentage of subscribers receiving higher-priced tiers of service and increased revenues from equipment rental and installation charges and DVR service, partially offset by decreases in transactional video-on-demand and premium channel revenues. The major components of residential services video revenues were as follows (in millions):

	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2011	2010	%Change		2011	2010	%Change
Programming tiers(a)	$1,757	$1,768	(0.6%	)	$3,510	$3,525	(0.4%	)
Premium channels	203	212	(4.2%	)	408	425	(4.0%	)
Transactional video-on-demand	90	104	(13.5%	)	176	194	(9.3%	)
Video equipment rental and installation charges	343	326	5.2%		684	643	6.4%
DVR service	160	146	9.6%		314	288	9.0%
Franchise and other fees(b)	123	122	0.8%		245	241	1.7%

Total	$2,676	$2,678	(0.1%	)	$5,337	$5,316	0.4%

(a)	Programming tier revenues include subscriber fees for the BST, CPST and DBT video programming tiers, as well as genre-based programming tiers, such as movie, sports and Spanish-language tiers.
(b)	Franchise and other fees include fees collected on behalf of franchising authorities and the FCC.

TIME WARNER CABLE INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS
OF OPERATIONS AND FINANCIAL CONDITION—(Continued)
     Residential services high-speed data revenues increased primarily due to growth in high-speed data subscribers and increases in average revenues per subscriber (due to both price increases and a greater percentage of subscribers receiving higher-priced tiers of service).
     The increase in residential services voice revenues was due to growth in voice subscribers.
     Business services revenues. The major components of business services revenues were as follows (in millions):

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2011	2010	%Change	2011	2010	%Change
Business services:
Video	$70	$66	6.1%	$139	$130	6.9%
High-speed data	177	150	18.0%	344	296	16.2%
Voice	46	29	58.6%	88	55	60.0%
Wholesale transport	39	20	95.0%	71	36	97.2%
Other	29	3	NM	31	5	NM

Total business services	$361	$268	34.7%	$673	$522	28.9%

NM—Not meaningful.
     Business services revenues for the three and six months ended June 30, 2011 increased primarily due to growth in voice and high-speed data subscribers, increased cell tower backhaul revenues and the acquisition of NaviSite in the second quarter of 2011. NaviSite’s revenues (which are included in other business services revenues) from the date of acquisition (April 21, 2011) through June 30, 2011 were $26 million.
     Advertising revenues. Advertising revenues for the three and six months ended June 30, 2011 increased primarily due to growth in lower margin revenues from advertising inventory sold on behalf of other video distributors (“advertising rep agreements”), partially offset by a decline in political advertising revenues. For the six months ended June 30, 2011, advertising revenue growth was also impacted by higher revenues from regional and local and, to a lesser extent, national businesses. The Company expects that advertising revenues will increase in 2011 compared to 2010, despite a significant decrease in political advertising revenues in the second half of 2011.
     Costs of revenues. The major components of costs of revenues were as follows (in millions, except per subscriber data):

	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2011	2010	%Change		2011	2010	%Change
Video programming	$1,102	$1,059	4.1%		$2,183	$2,113	3.3%
Employee(a)	647	630	2.7%		1,292	1,256	2.9%
High-speed data	42	36	16.7%		84	72	16.7%
Voice	151	167	(9.6%	)	318	329	(3.3%	)
Video franchise and other fees(b)	127	125	1.6%		252	247	2.0%
Other direct operating costs(a)	228	188	21.3%		440	367	19.9%

Total	$2,297	$2,205	4.2%		$4,569	$4,384	4.2%

Costs of revenues as a percentage of revenues	46.5%	46.6%			46.8%	47.0%

Average monthly video programming costs per video subscriber	$29.83	$27.63	8.0%		$29.49	$27.52	7.2%

(a)	Employee and other direct operating costs include costs directly associated with the delivery of the Company’s video, high-speed data, voice and other services to subscribers and the maintenance of the Company’s delivery systems.
(b)	Video franchise and other fees include fees collected on behalf of franchising authorities and the FCC.

TIME WARNER CABLE INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS
OF OPERATIONS AND FINANCIAL CONDITION—(Continued)
     Costs of revenues increased 4.2% for both the three and six months ended June 30, 2011 primarily related to increases in video programming, employee, high-speed data and other costs, partially offset by a decrease in voice costs.
     The increase in video programming costs was primarily due to contractual rate increases and increased costs associated with retransmission of certain local broadcast stations, partially offset by a decline in video subscribers. Additionally, video programming costs for the six months ended June 30, 2011 included a benefit of approximately $18 million due to changes in cost estimates for programming services previously carried without a contract. The Company expects the rate of growth in video programming costs per video subscriber in 2011 to be comparable to that of 2010.
     Employee costs increased primarily as a result of higher headcount and compensation.
     High-speed data costs consist of the direct costs associated with the delivery of high-speed data and mobile high-speed data services, including network connectivity costs. High-speed data costs increased primarily due to an increase in mobile high-speed data subscribers as a result of the continued deployment of this service.
     Voice costs consist of the direct costs associated with the delivery of voice services, including network connectivity costs. Voice costs declined primarily due to a decrease in delivery costs per subscriber as a result of the ongoing replacement of a third-party service provider of voice transport, switching and interconnection services, partially offset by growth in voice subscribers. This replacement process began in the fourth quarter of 2010 and is expected to continue through the first quarter of 2014. As a result, the Company expects average voice costs per voice subscriber to continue to decrease in the second half of 2011.
     Other direct operating costs increased as a result of increases in a number of categories, including costs associated with advertising rep agreements and fuel expense.
     Selling, general and administrative expenses. The components of selling, general and administrative expenses were as follows (in millions):

	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2011	2010	% Change		2011	2010	% Change
Employee	$356	$324	9.9%		$727	$657	10.7%
Marketing	160	156	2.6%		319	307	3.9%
Bad debt(a)	34	40	(15.0%	)	57	57	—
Separation-related “make-up” equity award costs(b)	—	2	(100.0%	)	—	4	(100.0%	)
Other	273	258	5.8%		544	506	7.5%

Total	$823	$780	5.5%		$1,647	$1,531	7.6%

(a)	Bad debt expense includes amounts charged to expense associated with the Company’s allowance for doubtful accounts and collection expenses, net of late fees billed to subscribers. Late fees billed to subscribers were $34 million and $69 million for the three and six months ended June 30, 2011, respectively, and $34 million and $67 million for the three and six months ended June 30, 2010, respectively.
(b)	As a result of the Company’s separation (the “Separation”) from Time Warner Inc. (“Time Warner”) on March 12, 2009, pursuant to their terms, Time Warner equity awards held by TWC employees were forfeited and/or experienced a reduction in value as of the date of the Separation. Amounts represent the costs associated with TWC stock options and restricted stock units (“RSUs”) granted to TWC employees during the second quarter of 2009 to offset these forfeitures and/or reduced values (“Separation-related ‘make-up’ equity award costs”).
     Selling, general and administrative expenses increased primarily as a result of increases in employee costs (primarily due to higher headcount and compensation) and consulting and professional fees.
     Merger-related and restructuring costs. During the second quarter of 2011, the Company incurred $4 million of merger-related costs in connection with the acquisition of NaviSite. Additionally, the Company incurred restructuring costs of $5 million and $11 million for the three and six months ended June 30, 2011, respectively, compared to $20 million and $31 million for the three and six months ended June 30, 2010, respectively. These restructuring costs were primarily related to headcount reductions of approximately 160 and 350 during the six months ended June 30, 2011 and 2010, respectively, and

TIME WARNER CABLE INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS
OF OPERATIONS AND FINANCIAL CONDITION—(Continued)
other exit costs, including the termination of a facility lease during the second quarter of 2010. The Company expects to incur additional restructuring costs during the second half of 2011.
     Reconciliation of OIBDA to Operating Income. The following table reconciles OIBDA to Operating Income. In addition, the table provides the components from Operating Income to net income attributable to TWC shareholders for purposes of the discussions that follow (in millions):

	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2011	2010	% Change		2011	2010	% Change
OIBDA	$1,815	$1,729	5.0%		$3,540	$3,387	4.5%
Depreciation	(744)	(749)	(0.7%	)	(1,488)	(1,492)	(0.3%	)
Amortization	(8)	(62)	(87.1%	)	(14)	(127)	(89.0%	)

Operating Income	1,063	918	15.8%		2,038	1,768	15.3%
Interest expense, net	(366)	(341)	7.3%		(729)	(688)	6.0%
Other expense, net	(32)	(18)	77.8%		(62)	(33)	87.9%

Income before income taxes	665	559	19.0%		1,247	1,047	19.1%
Income tax provision	(244)	(217)	12.4%		(500)	(490)	2.0%

Net income	421	342	23.1%		747	557	34.1%
Less: Net income attributable to noncontrolling interests	(1)	—	NM		(2)	(1)	100.0%

Net income attributable to TWC shareholders	$420	$342	22.8%		$745	$556	34.0%

NM	—	Not meaningful.
     OIBDA. OIBDA increased principally as a result of revenue growth, partially offset by higher costs of revenues and selling, general and administrative expenses, as discussed above. Included within OIBDA for the three and six months ended June 30, 2011 are NaviSite revenues of $26 million and operating expenses of $19 million.
     The Company expects to incur start up losses of approximately $75 million during 2011 in connection with the continuing deployment of mobile high-speed data service and other new services, such as advanced home monitoring and security services, of which approximately $15 million and $30 million were incurred during the three and six months ended June 30, 2011, respectively. The results for the three and six months ended June 30, 2010 included start up losses of approximately $10 million and $15 million, respectively, in connection with the deployment of mobile high-speed data service.
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
     Interest expense, net. Interest expense, net, increased primarily due to higher average debt outstanding during the three and six months ended June 30, 2011 as compared to 2010 as a result of the public debt issuances in November 2010 and the 2011 Bond Offering, partially offset by benefits received from interest rate swaps.

TIME WARNER CABLE INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS
OF OPERATIONS AND FINANCIAL CONDITION—(Continued)
     Other expense, net. Other expense, net, detail is shown in the table below (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Loss from equity investments, net(a)	$(32)	$(21)	$(57)	$(41)
Gain (loss) on equity award reimbursement obligation to Time Warner(b)	—	3	(5)	7
Other	—	—	—	1

Other expense, net	$(32)	$(18)	$(62)	$(33)

(a)	Loss from equity investments, net, primarily consists of losses incurred by Clearwire Communications LLC.
(b)	See Note 6 to the accompanying consolidated financial statements for a discussion of the Company’s accounting for its equity award reimbursement obligation to Time Warner.
     Income tax provision. For the three months ended June 30, 2011 and 2010, the Company recorded income tax provisions of $244 million and $217 million, respectively. For the six months ended June 30, 2011 and 2010, the Company recorded income tax provisions of $500 million and $490 million, respectively. The effective tax rates were 36.7% and 38.8% for the three months ended June 30, 2011 and 2010, respectively, and 40.1% and 46.8% for the six months ended June 30, 2011 and 2010, respectively. The income tax provisions and the effective tax rates for the three and six months ended June 30, 2011 included a benefit of $15 million (including $9 million related to 2010) from the domestic production activities deduction under Section 199 of the Internal Revenue Code of 1986, as amended. Additionally, the income tax provisions and the effective tax rates for the three and six months ended June 30, 2011 and 2010 were impacted by the reversal of deferred income tax assets associated with Time Warner stock option awards held by TWC employees, net of excess tax benefits realized upon the exercise of TWC stock options or vesting of TWC RSUs, as follows (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Time Warner stock option activity	$(1)	$(4)	$(49)	$(76)
TWC equity award activity	9	6	37	6

Net income tax benefit (expense)	$8	$2	$(12)	$(70)

     As a result of the Separation, on March 12, 2009, TWC employees who held stock option awards under Time Warner equity plans were treated as if their employment with Time Warner had been terminated without cause. In most cases, this treatment resulted in shortened exercise periods for vested awards, generally one year from the date of the Separation; however, certain awards expire over a five-year period from the date of the Separation. Deferred income tax assets were established based on the Time Warner awards’ fair values, and a corresponding benefit to the Company’s income tax provision was recognized over the awards’ service periods. For unexercised awards that expired “out of the money,” the fair value was $0 and the Company received no tax deduction in connection with these awards. As a result, the previously-recognized deferred income tax assets were written off through noncash charges to income tax expense during the periods in which the awards expired. As noted above, the charges were reduced by excess tax benefits realized upon the exercise of TWC stock options or vesting of TWC RSUs in the same year in which the charge was taken.
     Absent the impacts of the above items, the effective tax rates would have been 40.2% and 39.2% for the three months ended June 30, 2011 and 2010, respectively, and 40.3% and 40.1% for the six months ended June 30, 2011 and 2010, respectively.

TIME WARNER CABLE INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS
OF OPERATIONS AND FINANCIAL CONDITION—(Continued)
     Net income attributable to TWC shareholders and net income per common share attributable to TWC common shareholders. Net income attributable to TWC shareholders and net income per common share attributable to TWC common shareholders were as follows for the three and six months ended June 30, 2011 and 2010 (in millions, except per share data):

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2011	2010	% Change	2011	2010	% Change
Net income attributable to TWC shareholders	$420	$342	22.8%	$745	$556	34.0%

Net income per common share attributable to TWC common shareholders:
Basic	$1.25	$0.96	30.2%	$2.18	$1.56	39.7%

Diluted	$1.24	$0.95	30.5%	$2.16	$1.55	39.4%

     Net income attributable to TWC shareholders and net income per common share attributable to TWC common shareholders for the three and six months ended June 30, 2011 increased primarily due to an increase in Operating Income, which was partially offset by increases in interest expense, net, and other expense, net, and, for the three months ended June 30, 2011, an increase in income tax expense, net, each as discussed above. Net income per common share attributable to TWC common shareholders for the three and six months ended June 30, 2011 also benefited from lower average common shares outstanding as a result of share repurchases under the Stock Repurchase Program.
FINANCIAL CONDITION AND LIQUIDITY
     Management believes that cash generated by or available to TWC should be sufficient to fund its capital and liquidity needs for the next twelve months and for the foreseeable future thereafter, including quarterly dividend payments, common stock repurchases and maturities of long-term debt. TWC’s sources of cash include cash and equivalents on hand, cash provided by operating activities, borrowing capacity under its committed credit facility and commercial paper program, as well as access to capital markets.
     The Company generally invests its cash and equivalents in a combination of money market, government and treasury funds, as well as other similar instruments, in accordance with the Company’s investment policy of diversifying its investments and limiting the amount of its investments in a single entity or fund. As of June 30, 2011, nearly all of the Company’s cash and equivalents was invested in money market funds and income earning bank deposits, including certificates of deposit, with no more than 15% invested in any one fund or deposit.
     TWC’s unused committed financial capacity was $7.366 billion as of June 30, 2011, reflecting $3.510 billion of cash and equivalents and $3.856 billion of available borrowing capacity under the Company’s $4.0 billion senior unsecured three-year revolving credit facility (the “Revolving Credit Facility”).
Current Financial Condition
     As of June 30, 2011, the Company had $24.183 billion of debt, $3.510 billion of cash and equivalents (net debt of $20.673 billion, defined as total debt less cash and equivalents), $300 million of mandatorily redeemable non-voting Series A Preferred Equity Membership Units (the “TW NY Cable Preferred Membership Units”) issued by a subsidiary of TWC, Time Warner NY Cable LLC (“TW NY Cable”), and $8.041 billion of total TWC shareholders’ equity. As of December 31, 2010, the Company had $23.121 billion of debt, $3.047 billion of cash and equivalents (net debt of $20.074 billion), $300 million of TW NY Cable Preferred Membership Units and $9.210 billion of total TWC shareholders’ equity.

TIME WARNER CABLE INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS
OF OPERATIONS AND FINANCIAL CONDITION—(Continued)
     The following table shows the significant items contributing to the change in net debt from December 31, 2010 to June 30, 2011 (in millions):

Balance as of December 31, 2010	$20,074
Cash provided by operating activities	(3,080)
Capital expenditures	1,363
Proceeds from exercise of stock options	(98)
Dividends paid	330
Repurchases of common stock	1,691
NaviSite acquisition, net(a)	323
All other, net	70

Balance as of June 30, 2011	$20,673

(a)	In addition to the NaviSite purchase price, amount includes the repayment of NaviSite’s debt and capital leases assumed.
     On April 28, 2011, TWC filed a shelf registration statement on Form S-3 with the Securities and Exchange Commission (the “SEC”) that allows TWC to offer and sell from time to time a variety of securities.
     On July 21, 2011, the Company’s Board of Directors declared a quarterly cash dividend of $0.48 per share of TWC common stock, payable in cash on September 15, 2011 to stockholders of record at the close of business on August 31, 2011.
     From the inception of the Stock Repurchase Program through July 26, 2011, the Company repurchased 34.8 million shares of TWC common stock for $2.462 billion. As of July 26, 2011, the Company had $1.538 billion remaining under the Stock Repurchase Program.
     As previously discussed, in June 2011, TWC entered into an agreement with NewWave Communications to acquire certain cable systems in Kentucky and western Tennessee for approximately $260 million in cash. The transaction, which is subject to certain regulatory approvals and customary closing conditions, is expected to close in the fourth quarter of 2011. See Note 4 to the accompanying consolidated financial statements for additional information on this acquisition.
Cash Flows
     Cash and equivalents increased $463 million for the six months ended June 30, 2011 and decreased $234 million for the six months ended June 30, 2010. Components of these changes are discussed below in more detail.
Operating Activities
     Details of cash provided by operating activities are as follows (in millions):

	Six Months Ended
	June 30,
	2011	2010
OIBDA	$3,540	$3,387
Noncash equity-based compensation	65	61
Net interest payments(a)	(720)	(669)
Net income tax refunds (payments)(b)	221	(194)
Net merger-related and restructuring accruals (payments)	(11)	2
All other, net, including working capital changes	(15)	105

Cash provided by operating activities	$3,080	$2,692

(a)	Amounts include interest income received (including amounts received under interest rate swaps) of $73 million and $34 million for the six months ended June 30, 2011 and 2010, respectively.
(b)	Amounts include income tax refunds received of $271 million and $90 million for the six months ended June 30, 2011 and 2010, respectively.

TIME WARNER CABLE INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS
OF OPERATIONS AND FINANCIAL CONDITION—(Continued)
     Cash provided by operating activities increased from $2.692 billion for the six months ended June 30, 2010 to $3.080 billion for the six months ended June 30, 2011. This increase was primarily related to increases in net income tax refunds and OIBDA, partially offset by a change in working capital requirements and an increase in net interest payments.
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
     Net interest payments increased primarily as a result of interest payments related to the public debt issuances in December 2009 and November 2010. The Company expects that its net interest payments will increase in 2011 compared to 2010 primarily as a result of interest payments related to these public debt issuances, partially offset by an increase in amounts received under interest rate swaps.
     The Company may make discretionary cash contributions to its pension plans during the second half of 2011.
Investing Activities
     Details of cash used by investing activities are as follows (in millions):

	Six Months Ended
	June 30,
	2011	2010
Acquisitions and investments, net of cash acquired and distributions received:
NaviSite	$(263)	$—
The Reserve Fund’s Primary Fund(a)	—	33
All other	(40)	(24)
Capital expenditures	(1,363)	(1,472)
Other investing activities	18	6

Cash used by investing activities	$(1,648)	$(1,457)

(a)	Amount reflects the receipt of the Company’s pro rata share of partial distributions made by The Reserve Fund’s Primary Fund.
     Cash used by investing activities increased from $1.457 billion for the six months ended June 30, 2010 to $1.648 billion for the six months ended June 30, 2011. This increase was principally due to the acquisition of NaviSite in the second quarter of 2011, partially offset by a decline in capital expenditures. The Company expects that capital expenditures will be less than $3.0 billion in 2011.

TIME WARNER CABLE INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS
OF OPERATIONS AND FINANCIAL CONDITION—(Continued)
     TWC’s capital expenditures included the following major categories (in millions):

	Six Months Ended
	June 30,
	2011	2010
Customer premise equipment(a)	$533	$606
Scalable infrastructure(b)	376	372
Line extensions(c)	141	179
Upgrades/rebuilds(d)	42	74
Support capital(e)	271	241

Total capital expenditures	$1,363	$1,472

(a)	Amounts represent costs incurred in the purchase and installation of equipment that resides at a customer’s home or business for the purpose of receiving/sending video, high-speed data and/or voice signals. Such equipment includes set-top boxes, remote controls, high-speed data modems (including wireless), telephone modems and the costs of installing such new equipment. Customer premise equipment also includes materials and labor costs incurred to install the “drop” cable that connects a customer’s dwelling or business to the closest point of the main distribution network.
(b)	Amounts represent costs incurred in the purchase and installation of equipment that controls signal reception, processing and transmission throughout TWC’s distribution network, as well as controls and communicates with the equipment residing at a customer’s home or business. Also included in scalable infrastructure is certain equipment necessary for content aggregation and distribution (video-on-demand equipment) and equipment necessary to provide certain video, high-speed data and voice service features (voicemail, e-mail, etc.).
(c)	Amounts represent costs incurred to extend TWC’s distribution network into a geographic area previously not served. These costs typically include network design, the purchase and installation of fiber optic and coaxial cable and certain electronic equipment.
(d)	Amounts primarily represent costs incurred to upgrade or replace certain existing components or an entire geographic area of TWC’s distribution network. These costs typically include network design, the purchase and installation of fiber optic and coaxial cable and certain electronic equipment.
(e)	Amounts represent all other capital purchases required to run day-to-day operations. These costs typically include vehicles, land and buildings, computer hardware/software, office equipment, furniture and fixtures, tools and test equipment. Amounts include capitalized software costs of $137 million and $85 million for the six months ended June 30, 2011 and 2010, respectively.
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

TIME WARNER CABLE INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS
OF OPERATIONS AND FINANCIAL CONDITION—(Continued)
Financing Activities
     Details of cash used by financing activities are as follows (in millions):

	Six Months Ended
	June 30,
	2011	2010
Borrowings (repayments), net(a)	$—	$(1,261)
Borrowings	1,009	—
Repayments(b)	(44)	—
Debt issuance costs	(8)	—
Proceeds from exercise of stock options	98	74
Excess tax benefit from equity-based compensation	41	13
Dividends paid	(330)	(288)
Repurchases of common stock(c)	(1,691)	—
Other financing activities	(44)	(7)

Cash used by financing activities	$(969)	$(1,469)

(a)	Borrowings (repayments), net, reflects borrowings under the Company’s commercial paper program with original maturities of three months or less, net of repayments of such borrowings.
(b)	Repayments represents the repayment of NaviSite’s debt at the closing of the NaviSite acquisition.
(c)	2011 amount includes 0.6 million shares of TWC common stock repurchased during the fourth quarter of 2010 for $43 million that settled in January 2011 and excludes 0.6 million shares of TWC common stock repurchased during the second quarter of 2011 for $45 million that settled in July 2011.
     Cash used by financing activities decreased from $1.469 billion for the six months ended June 30, 2010 to $969 million for the six months ended June 30, 2011. Cash used by financing activities for the six months ended June 30, 2011 primarily consisted of repurchases of TWC common stock and the payment of quarterly cash dividends, partially offset by the net proceeds from the 2011 Bond Offering. Cash used by financing activities for the six months ended June 30, 2010 primarily included net repayments under the Company’s commercial paper program and the payment of quarterly cash dividends.
Free Cash Flow
     Reconciliation of cash provided by operating activities to Free Cash Flow. The following table reconciles cash provided by operating activities to Free Cash Flow (in millions):

	Six Months Ended
	June 30,
	2011	2010
Cash provided by operating activities	$3,080	$2,692
Add: Excess tax benefit from equity-based compensation	41	13
Less:
Capital expenditures	(1,363)	(1,472)
Cash paid for other intangible assets	(14)	(9)
Other	(2)	(1)

Free Cash Flow	$1,742	$1,223

     Free Cash Flow increased from $1.223 billion for the six months ended June 30, 2010 to $1.742 billion for the six months ended June 30, 2011, primarily as a result of an increase in cash provided by operating activities and a decrease in capital expenditures, as discussed above.

TIME WARNER CABLE INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS
OF OPERATIONS AND FINANCIAL CONDITION—(Continued)
Outstanding Debt and Mandatorily Redeemable Preferred Equity and Available Financial Capacity
     Debt and mandatorily redeemable preferred equity as of June 30, 2011 and December 31, 2010 were as follows:

			Outstanding Balance as of
			June 30,	December 31,
	Maturity	Interest Rate	2011	2010
			(in millions)
TWC notes and debentures(a)	2012-2040	5.853%(b)	$21,473	$20,418
TWE notes and debentures(c)	2012-2033	7.534%(b)	2,692	2,700
Revolving credit facility(d)	2013		—	—
Commercial paper program	2013		—	—
Capital leases			18	3

Total debt(e)			24,183	23,121
TW NY Cable Preferred Membership Units	2013	8.210%	300	300

Total debt and mandatorily redeemable preferred equity			$24,483	$23,421

(a)	Outstanding balance of TWC notes and debentures as of June 30, 2011 includes £623 million of 5.750% notes due 2031 valued at $999 million using the exchange rate at that date.
(b)	Rate represents a weighted-average effective interest rate as of June 30, 2011 and includes the effects of interest rate swaps and cross-currency swaps.
(c)	Outstanding balance of TWE notes and debentures as of June 30, 2011 and December 31, 2010 includes an unamortized fair value adjustment of $84 million and $91 million, respectively, primarily consisting of the fair value adjustment recognized as a result of the 2001 merger of America Online, Inc. (now known as AOL Inc.) and Time Warner Inc. (now known as Historic TW Inc.).
(d)	TWC’s unused committed financial capacity was $7.366 billion as of June 30, 2011, reflecting $3.510 billion of cash and equivalents and $3.856 billion of available borrowing capacity under the Revolving Credit Facility (which reflects a reduction of $144 million for outstanding letters of credit backed by the Revolving Credit Facility).
(e)	Outstanding balance of total debt includes $261 million of current maturities of long-term debt as of June 30, 2011 (none as of December 31, 2010).
     See “Overview—Recent Developments—2011 Bond Offering,” Note 5 to the accompanying consolidated financial statements and the 2010 Form 10-K for further details regarding the Company’s outstanding debt and mandatorily redeemable preferred equity and other financing arrangements, including certain information about maturities, covenants and rating triggers related to such debt and financing arrangements. As of June 30, 2011, TWC was in compliance with the leverage ratio covenant of the Revolving Credit Facility, with a ratio of consolidated total debt as of June 30, 2011 to consolidated EBITDA for the twelve months ended June 30, 2011 of approximately 2.9 times. In accordance with the Revolving Credit Facility agreement, consolidated total debt as of June 30, 2011 was calculated as (a) total debt per the accompanying consolidated balance sheet less the TWE unamortized fair value adjustment (discussed above) and the fair value of debt subject to interest rate swaps, less (b) total cash per the accompanying consolidated balance sheet in excess of $25 million. In accordance with the Revolving Credit Facility agreement, consolidated EBITDA for the twelve months ended June 30, 2011 was calculated as OIBDA plus equity-based compensation expense.
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
•	increased competition from video, high-speed data and voice providers, particularly direct broadcast satellite operators, incumbent local telephone companies, companies that deliver programming over broadband Internet connections, and wireless broadband and phone providers;

•	the Company’s ability to deal effectively with the current challenging economic environment or further deterioration in the economy, which may negatively impact customers’ demand for the Company’s services and also result in a reduction in the Company’s advertising revenues;

•	the Company’s continued ability to exploit new and existing technologies that appeal to residential and business services customers;

•	changes in the regulatory and tax environments in which the Company operates, including, among others, regulation of broadband Internet services, “net neutrality” legislation or regulation and federal, state and local taxation;

•	increased difficulty negotiating programming and retransmission agreements on favorable terms, resulting in increased costs to the Company and/or the loss of popular programming; and

•	changes in the Company’s plans, initiatives and strategies.
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
Changes in Internal Control Over Financial Reporting
     There have not been any changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

TIME WARNER CABLE INC.
CONSOLIDATED BALANCE SHEET
(Unaudited)

	June 30,	December 31,
	2011	2010
	(in millions)
ASSETS
Current assets:
Cash and equivalents	$3,510	$3,047
Receivables, less allowances of $86 million and $74 million as of June 30, 2011 and December 31, 2010, respectively	704	718
Deferred income tax assets	147	150
Other current assets	170	425

Total current assets	4,531	4,340
Investments	809	866
Property, plant and equipment, net	13,583	13,873
Intangible assets subject to amortization, net	188	132
Intangible assets not subject to amortization	24,100	24,091
Goodwill	2,233	2,091
Other assets	460	429

Total assets	$45,904	$45,822

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$300	$529
Deferred revenue and subscriber-related liabilities	177	163
Accrued programming expense	827	765
Current maturities of long-term debt	261	—
Other current liabilities	1,576	1,629

Total current liabilities	3,141	3,086
Long-term debt	23,922	23,121
Mandatorily redeemable preferred equity issued by a subsidiary	300	300
Deferred income tax liabilities, net	9,981	9,637
Other liabilities	511	461
Commitments and contingencies (Note 12)
TWC shareholders’ equity:
Common stock, $0.01 par value, 328.3 million and 348.3 million shares issued and outstanding as of June 30, 2011 and December 31, 2010, respectively	3	3
Additional paid-in capital	8,628	9,444
Retained earnings (accumulated deficit)	(273)	54
Accumulated other comprehensive loss, net	(317)	(291)

Total TWC shareholders’ equity	8,041	9,210
Noncontrolling interests	8	7

Total equity	8,049	9,217

Total liabilities and equity	$45,904	$45,822

See accompanying notes.

TIME WARNER CABLE INC.
CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
	(in millions, except per share data)
Revenues	$4,944	$4,734	$9,771	$9,333
Costs and expenses:
Costs of revenues(a)	2,297	2,205	4,569	4,384
Selling, general and administrative(a)	823	780	1,647	1,531
Depreciation	744	749	1,488	1,492
Amortization	8	62	14	127
Merger-related and restructuring costs	9	20	15	31

Total costs and expenses	3,881	3,816	7,733	7,565

Operating Income	1,063	918	2,038	1,768
Interest expense, net	(366)	(341)	(729)	(688)
Other expense, net	(32)	(18)	(62)	(33)

Income before income taxes	665	559	1,247	1,047
Income tax provision	(244)	(217)	(500)	(490)

Net income	421	342	747	557
Less: Net income attributable to noncontrolling interests	(1)	—	(2)	(1)

Net income attributable to TWC shareholders	$420	$342	$745	$556

Net income per common share attributable to TWC common shareholders:
Basic	$1.25	$0.96	$2.18	$1.56

Diluted	$1.24	$0.95	$2.16	$1.55

Average common shares outstanding:
Basic	334.0	354.8	338.7	353.9

Diluted	339.6	360.1	344.6	358.5

Cash dividends declared per share of common stock	$0.48	$0.40	$0.96	$0.80

(a)	Costs of revenues and selling, general and administrative expenses exclude depreciation.
See accompanying notes.

TIME WARNER CABLE INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	Six Months Ended
	June 30,
	2011	2010
	(in millions)
OPERATING ACTIVITIES
Net income	$747	$557
Adjustments for noncash and nonoperating items:
Depreciation	1,488	1,492
Amortization	14	127
Loss from equity investments, net of cash distributions	65	48
Deferred income taxes	391	193
Equity-based compensation expense	65	61
Excess tax benefit from equity-based compensation	(41)	(13)
Changes in operating assets and liabilities, net of acquisitions and dispositions:
Receivables	39	2
Accounts payable and other liabilities	30	109
Other changes	282	116

Cash provided by operating activities	3,080	2,692

INVESTING ACTIVITIES
Acquisitions and investments, net of cash acquired and distributions received	(303)	9
Capital expenditures	(1,363)	(1,472)
Other investing activities	18	6

Cash used by investing activities	(1,648)	(1,457)

FINANCING ACTIVITIES
Borrowings (repayments), net(a)	—	(1,261)
Borrowings(b)	1,009	—
Repayments(b)	(44)	—
Debt issuance costs	(8)	—
Proceeds from exercise of stock options	98	74
Excess tax benefit from equity-based compensation	41	13
Dividends paid	(330)	(288)
Repurchases of common stock	(1,691)	—
Other financing activities	(44)	(7)

Cash used by financing activities	(969)	(1,469)

Increase (decrease) in cash and equivalents	463	(234)
Cash and equivalents at beginning of period	3,047	1,048

Cash and equivalents at end of period	$3,510	$814

(a)	Borrowings (repayments), net, reflects borrowings under the Company’s commercial paper program with original maturities of three months or less, net of repayments of such borrowings.
(b)	Amounts represent borrowings and repayments related to debt instruments with original maturities greater than three months.
See accompanying notes.

TIME WARNER CABLE INC.
CONSOLIDATED STATEMENT OF EQUITY
(Unaudited)

	TWC	Non-
	Shareholders’	controlling	Total
	Equity	Interests	Equity
	(in millions)
Balance as of December 31, 2009	$8,685	$4	$8,689
Net income	556	1	557
Change in pension benefit obligation, net of $17 million tax effect	26	—	26

Comprehensive income	582	1	583
Equity-based compensation expense	61	—	61
Shares issued upon exercise of stock options	83	—	83
Cash dividends declared ($0.80 per common share)	(288)	—	(288)
Other changes(a)	49	(1)	48

Balance as of June 30, 2010	$9,172	$4	$9,176

Balance as of December 31, 2010	$9,210	$7	$9,217
Net income	745	2	747
Change in losses on derivative financial instruments, net of $(15) million tax effect	(24)	—	(24)
Change in pension benefit obligation, net of $(1) million tax effect	(2)	—	(2)

Comprehensive income	719	2	721
Equity-based compensation expense	65	—	65
Shares issued upon exercise of stock options	98	—	98
Repurchase and retirement of common stock	(1,693)	—	(1,693)
Cash dividends declared ($0.96 per common share)	(330)	—	(330)
Other changes	(28)	(1)	(29)

Balance as of June 30, 2011	$8,041	$8	$8,049

(a)	Amount primarily represents the true-up of TWC’s deferred income tax asset associated with vested Time Warner Inc. stock options.
See accompanying notes.

TIME WARNER CABLE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION
Description of Business
     Time Warner Cable Inc. (together with its subsidiaries, “TWC” or the “Company”) is among the largest providers of video, high-speed data and voice services, with technologically advanced, well-clustered cable systems located mainly in five geographic areas — New York State (including New York City), the Carolinas, Ohio, Southern California (including Los Angeles) and Texas. TWC’s business services also include networking and transport services and, through its wholly-owned subsidiary, NaviSite, Inc. (“NaviSite”), enterprise-class hosting, managed application, messaging and cloud services (discussed further in Note 4). TWC also sells advertising to a variety of national, regional and local advertising customers.
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
Reclassifications
     Certain reclassifications have been made to the prior year financial information to conform to the current year presentation, primarily including, as previously noted, the revised presentation of the Company’s revenues during the second quarter of 2011. This reclassification had no impact on the Company’s total revenues for the three and six months ended June 30, 2010. Additionally, the Company reclassified certain sales-related customer care costs from costs of revenues to selling, general and administrative expenses. This reclassification had no impact on the Company’s Operating Income or net income attributable to TWC shareholders for the three and six months ended June 30, 2010.
Interim Financial Statements
     The consolidated financial statements are unaudited; however, in the opinion of management, they contain all the adjustments (consisting of those of a normal recurring nature) considered necessary to present fairly the financial position, results of operations and cash flows for the periods presented in conformity with GAAP. The consolidated financial statements should be read in conjunction with the audited consolidated financial statements of TWC included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

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
Accounting for Revenue Arrangements with Software Elements
     In September 2009, the FASB issued authoritative guidance that provides for a new methodology for recognizing revenue for tangible products that are bundled with software products. Under the new guidance, tangible products that are bundled with software components that are essential to the functionality of the tangible product will no longer be accounted for under the software revenue recognition accounting guidance. Rather, such products will be accounted for under the new authoritative guidance covering multiple-element arrangements described above. This guidance became effective for TWC on January 1, 2011 and did not have a material impact on the Company’s consolidated financial statements.
Business Combinations and Disclosures
     In December 2010, the FASB issued authoritative guidance that updates existing disclosure requirements related to supplementary pro forma information for business combinations. Under the updated guidance, a public entity that presents comparative financial statements should disclose revenue and earnings of the combined entity as though the business combination that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The guidance also expands the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. This guidance became effective for TWC on January 1, 2011 and will be applied prospectively to material business combinations that have an acquisition date on or after January 1, 2011.
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
Accounting Standards Not Yet Adopted
Fair Value Measurements and Related Disclosures
     In May 2011, the FASB issued authoritative guidance that provides a uniform framework for fair value measurements and related disclosures between GAAP and International Financial Reporting Standards. Additional disclosure requirements under this guidance include: (1) for Level 3 fair value measurements, quantitative information about unobservable inputs used, a description of the valuation processes used by the entity, and a qualitative discussion about the sensitivity of the measurements to changes in the unobservable inputs; (2) for an entity’s use of a nonfinancial asset that is different from the asset’s highest and best use, the reason for the difference; (3) for financial instruments not measured at fair value but for

TIME WARNER CABLE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
which disclosure of fair value is required, the fair value hierarchy level in which the fair value measurements were determined; and (4) the disclosure of all transfers between Level 1 and Level 2 of the fair value hierarchy. This guidance will be effective for TWC on January 1, 2012 and is not expected to have a material impact on the Company’s consolidated financial statements.
Presentation of Comprehensive Income
     In June 2011, the FASB issued authoritative guidance that eliminates the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity, among other updates to the presentation of comprehensive income. Under this guidance, an entity has the option to present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In addition, an entity is required to present on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statement(s) where the components of net income and the components of other comprehensive income are presented. This guidance will be effective for TWC on January 1, 2012 and will impact the presentation of the Company’s consolidated financial statements.
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
     Set forth below is a reconciliation of net income attributable to TWC common shareholders per basic and diluted common share (in millions, except per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Net income attributable to TWC shareholders	$420	$342	$745	$556
Less: Net income allocated to participating securities(a)	(2)	(2)	(5)	(4)

Net income attributable to TWC common shareholders	$418	$340	$740	$552

Average basic common shares outstanding	334.0	354.8	338.7	353.9
Dilutive effect of non-participating equity awards	2.8	2.4	2.9	2.1
Dilutive effect of participating equity awards(a)	2.8	2.9	3.0	2.5

Average diluted common shares outstanding	339.6	360.1	344.6	358.5

Net income per common share attributable to TWC common shareholders:
Basic	$1.25	$0.96	$2.18	$1.56

Diluted	$1.24	$0.95	$2.16	$1.55

(a)	The Company’s restricted stock units granted to employees and non-employee directors are considered participating securities with respect to regular quarterly cash dividends.
     Diluted net income per common share attributable to TWC common shareholders for the six months ended June 30, 2011 excludes 1.9 million common shares that may be issued under the Company’s equity-based compensation plans because they do not have a dilutive effect. For the three months ended June 30, 2011 and the three and six months ended June 30, 2010, antidilutive common shares related to equity-based compensation plans were insignificant.

TIME WARNER CABLE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
4. BUSINESS ACQUISITIONS
NaviSite Acquisition
     On April 21, 2011, TWC completed its acquisition of NaviSite for $263 million, net of cash acquired. At closing, TWC also repaid $44 million of NaviSite’s debt. NaviSite’s financial results have been included in the Company’s consolidated financial statements from the acquisition date and did not significantly impact the Company’s consolidated financial results for the three and six months ended June 30, 2011.
     As part of the purchase price allocation, TWC recorded goodwill of $142 million and allocated $63 million to property, plant and equipment (e.g., computer hardware) with depreciation periods ranging from two to four years and allocated $56 million to intangible assets subject to amortization (e.g., customer relationships, trademarks and developed technology) with amortization periods ranging from four to seven years. The purchase price allocation is preliminary subject to completion of a third-party valuation report and primarily used a discounted cash flow approach with respect to identified intangible assets and a combination of the cost and market approaches with respect to property, plant and equipment. The discounted cash flow approach was based upon management’s estimates of future cash flows and a discount rate consistent with the inherent risk of each of the acquired assets.
Cable System Acquisition
     In June 2011, TWC entered into an agreement with NewWave Communications to acquire certain cable systems in Kentucky and western Tennessee serving roughly 130,000 primary service units for approximately $260 million in cash. The transaction, which is subject to certain regulatory approvals and customary closing conditions, is expected to close in the fourth quarter of 2011.
5. DEBT
     TWC’s debt as of June 30, 2011 and December 31, 2010 was as follows (in millions):

		Outstanding Balance as of
		June 30,	December 31,
	Maturity	2011	2010
Revolving credit facility	2013	$—	$—
Commercial paper program	2013	—	—
Senior notes and debentures(a)(b)(c)	2012-2040	24,165	23,118
Capital leases		18	3

Total debt		24,183	23,121
Less: Current maturities		(261)	—

Total long-term debt		$23,922	$23,121

(a)	Outstanding balance amounts as of June 30, 2011 and December 31, 2010 include an unamortized fair value adjustment of $84 million and $91 million, respectively, primarily consisting of the fair value adjustment recognized as a result of the 2001 merger of America Online, Inc. (now known as AOL Inc.) and Time Warner Inc. (now known as Historic TW Inc.) and exclude an unamortized discount of $145 million and $149 million, respectively. In addition, outstanding balance amounts include fair value adjustments for the portion of senior notes and debentures being hedged using interest rate swaps as discussed in Note 6 below.
(b)	Outstanding balance amount as of June 30, 2011 includes £623 million of 5.750% notes due 2031 valued at $999 million using the exchange rate at that date.
(c)	The weighted-average effective interest rate for senior notes and debentures as of June 30, 2011 is 6.041% and includes the effects of interest rate swaps and cross-currency swaps.
2011 Bond Offering
     On May 26, 2011, TWC issued £625 million in aggregate principal amount of 5.750% senior unsecured notes due 2031 (the “2031 Notes”) in a public offering under a shelf registration statement on Form S-3 (the “2011 Bond Offering”). The

TIME WARNER CABLE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
2031 Notes are guaranteed by Time Warner Entertainment Company, L.P. (“TWE”) and TW NY Cable Holding Inc. (“TW NY”) (the “Guarantors”). The Company expects to use the net proceeds for general corporate purposes.
     The 2031 Notes were issued pursuant to an Indenture, dated as of April 9, 2007, as it may be amended from time to time (the “Indenture”), by and among the Company, the Guarantors and The Bank of New York Mellon, as trustee. The Indenture contains customary covenants relating to restrictions on the ability of the Company or any material subsidiary to create liens and on the ability of the Company and the Guarantors to consolidate, merge or convey or transfer substantially all of their assets. The Indenture also contains customary events of default.
     The 2031 Notes mature on June 2, 2031 and interest is payable annually in arrears on June 2 of each year, beginning on June 2, 2012. The 2031 Notes are unsecured senior obligations of the Company and rank equally with its other unsecured and unsubordinated obligations. The guarantees of the 2031 Notes are unsecured senior obligations of the Guarantors and rank equally in right of payment with all other unsecured and unsubordinated obligations of the Guarantors.
     The 2031 Notes may be redeemed in whole or in part at any time at the Company’s option at a redemption price equal to the greater of (i) 100% of the principal amount being redeemed and (ii) the sum of the present values of the remaining scheduled payments discounted to the redemption date on an annual basis at a comparable government bond rate plus a designated number of basis points as further described in the Indenture and the 2031 Notes, plus, in each case, accrued but unpaid interest to, but not including, the redemption date.
     The Company may offer to redeem all, but not less than all, of the 2031 Notes in the event of certain changes in the tax laws of the United States (or any taxing authority in the United States). This redemption would be at a redemption price equal to 100% of the principal amount, together with accrued and unpaid interest on the 2031 Notes to, but not including, the redemption date.
     The Company will, subject to certain exceptions and limitations set forth in the 2031 Notes, pay additional amounts on the 2031 Notes as are necessary in order that the net payment by the Company or a paying agent of the principal of and interest on the 2031 Notes to a holder who is not a United States person, after withholding or deduction for any present or future tax, assessment or other governmental charge imposed by the United States or a taxing authority in the United States will not be less than the amount provided in the 2031 Notes to be then due and payable.
6. DERIVATIVE FINANCIAL INSTRUMENTS
     The fair values of the assets and liabilities associated with the Company’s derivative financial instruments recorded in the consolidated balance sheet as of June 30, 2011 and December 31, 2010 were as follows (in millions):

	Balance Sheet	June 30,	December 31,
	Location	2011	2010
Assets:
Derivatives designated as hedging instruments:
Interest rate swaps	Other current assets	$2	$—
Interest rate swaps	Other assets	221	176
Foreign currency forwards	Other current assets	—	1

Total assets		$223	$177

Liabilities:
Derivatives designated as hedging instruments:
Cross-currency swaps	Other liabilities	$48	$—

Derivatives not designated as hedging instruments:
Equity award reimbursement obligation	Other current liabilities	22	20

Total liabilities		$70	$20

TIME WARNER CABLE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
Fair Value Hedges
     The Company uses interest rate swaps to manage interest rate risk by effectively converting fixed-rate debt into variable-rate debt. Under such contracts, the Company is entitled to receive semi-annual interest payments at fixed rates and is required to make semi-annual interest payments at variable rates, without exchange of the underlying principal amount. Such contracts are designated as fair value hedges. As of June 30, 2011, the Company had entered into interest rate swaps on $7.850 billion principal amount of senior debt securities with maturities extending through May 2017. The Company recognizes no gain or loss related to its interest rate swaps because the changes in the fair values of such instruments are completely offset by the changes in the fair values of the hedged fixed-rate debt.
Cash Flow Hedges
     The Company uses cross-currency swaps to manage foreign exchange risk related to foreign currency denominated debt by effectively converting foreign currency denominated debt, including annual interest payments and the payment of principal at maturity, to U.S. dollar denominated debt. Such contracts are designated as cash flow hedges. As of June 30, 2011, the Company had entered into cross-currency swaps to effectively convert the entire balance of its fixed-rate British pound sterling denominated debt to fixed-rate U.S. dollar denominated debt. The cross-currency swaps have maturities extending through June 2031. As of June 30, 2011, the fair value of the cross-currency swaps was $48 million, which is recorded in other liabilities, with an offset to accumulated other comprehensive loss, net. During the three and six months ended June 30, 2011, the Company reclassified $10 million from accumulated other comprehensive loss, net, into other expense, net, to offset the $10 million re-measurement gain on the British pound sterling denominated debt. Additionally, the Company has used foreign exchange forward contracts to manage foreign exchange risk related to forecasted payments denominated in the Philippine peso made to vendors who provided customer care support services. Such contracts were designated as cash flow hedges. As of June 30, 2011, the Company had no outstanding foreign currency forwards related to forecasted payments denominated in the Philippine peso. Any ineffectiveness related to the Company’s cash flow hedges has been and is expected to be immaterial.
Equity Award Reimbursement Obligation
     Upon the exercise of Time Warner Inc. (“Time Warner”) stock options held by TWC employees, TWC is obligated to reimburse Time Warner for the excess of the market price of Time Warner common stock on the day of exercise over the option exercise price (the “intrinsic” value of the award). The Company records the equity award reimbursement obligation at fair value in the consolidated balance sheet, which is estimated using the Black-Scholes model. The change in the equity award reimbursement obligation fluctuates primarily with the fair value and expected volatility of Time Warner common stock and changes in fair value are recorded in other expense, net in the period of change. As of June 30, 2011, the weighted-average remaining contractual term of outstanding Time Warner stock options held by TWC employees was 1.60 years. Refer to Note 7 for the changes in the fair value of the equity award reimbursement obligation.

TIME WARNER CABLE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
7. FAIR VALUE MEASUREMENTS
Derivative Financial Instruments
     The fair values of derivative financial instruments classified as assets and liabilities as of June 30, 2011 and December 31, 2010 were as follows (in millions):

	June 30, 2011			December 31, 2010
		Fair Value Measurements			Fair Value Measurements
	Fair Value	Level 2	Level 3	Fair Value	Level 2	Level 3
Assets:
Interest rate swaps	$223	$223	$—	$176	$176	$—
Foreign currency forwards	—	—	—	1	1	—

	$223	$223	$—	$177	$177	$—

Liabilities:
Cross-currency swaps	$48	$48	$—	$—	$—	$—
Equity award reimbursement obligation	22	—	22	20	—	20

	$70	$48	$22	$20	$—	$20

     The fair value of interest rate swaps, classified as Level 2, utilized a discounted cash flow analysis based on the terms of the contract and an interest rate curve. The fair value of foreign currency forwards, classified as Level 2, utilized an income approach model based on forward exchange rates less the contract rate multiplied by the notional amount. The fair value of cross currency forwards, classified as Level 2, utilized a discounted cash flow analysis based on forward interest and exchange rates. The fair value of the equity award reimbursement obligation, classified as Level 3, utilized a Black-Scholes model using the fair value and expected volatility of Time Warner common stock.
     Changes in the fair value of the equity award reimbursement obligation, valued using significant unobservable inputs (Level 3), are presented below (in millions):

Balance as of December 31, 2009	$35
Gains recognized in other expense, net	(5)
Payments to Time Warner for awards exercised	(10)

Balance as of December 31, 2010	20
Losses recognized in other expense, net	5
Payments to Time Warner for awards exercised	(3)

Balance as of June 30, 2011	$22

Other Financial Instruments
     The Company’s other financial instruments, excluding debt subject to interest rate swaps, are not required to be carried at fair value. Based on the level of interest rates prevailing at June 30, 2011 and December 31, 2010, the fair value of TWC’s fixed-rate debt and mandatorily redeemable preferred equity exceeded the carrying value by approximately $2.805 billion and $2.818 billion as of June 30, 2011 and December 31, 2010, respectively. Unrealized gains or losses on debt do not result in the realization or expenditure of cash and are not recognized for financial reporting purposes unless the debt is retired prior to its maturity. The carrying value for the majority of the Company’s other financial instruments approximates fair value due to the short-term nature of such instruments. For the remainder of the Company’s other financial instruments, differences between the carrying value and fair value are not significant as of June 30, 2011. The fair value of financial instruments is generally determined by reference to the market value of the instrument as quoted on a national securities exchange or in an

TIME WARNER CABLE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
over-the-counter market. In cases where a quoted market value is not available, fair value is based on an estimate using present value or other valuation techniques.
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
8. TWC SHAREHOLDERS’ EQUITY
Common Stock Repurchase Program
     On October 29, 2010, TWC’s Board of Directors authorized a $4.0 billion common stock repurchase program (the “Stock Repurchase Program”). Purchases under the Stock Repurchase Program may be made from time to time on the open market and in privately negotiated transactions. The size and timing of the Company’s purchases under the Stock Repurchase Program are based on a number of factors, including price and business and market conditions. From January 1, 2011 through June 30, 2011, the Company repurchased 23.5 million shares of TWC common stock for $1.693 billion, including 0.6 million shares repurchased for $45 million that settled in July 2011. As of June 30, 2011, the Company had $1.793 billion remaining under the Stock Repurchase Program.
9. EQUITY-BASED COMPENSATION
     The Company currently has one active equity plan (the “2011 Plan”) under which TWC is authorized to grant restricted stock units (“RSUs”) and options to purchase shares of TWC common stock to its employees and non-employee directors. The 2011 Plan was approved at TWC’s annual meeting of stockholders in May 2011. Pursuant to the terms of the 2011 Plan, upon stockholder approval of the 2011 Plan, no further awards may be made under the Company’s 2006 Stock Incentive Plan. As of June 30, 2011, the 2011 Plan provides for issuance of up to 20.0 million shares of TWC common stock all of which were available for grant.
     Equity-based compensation expense recognized for the three and six months ended June 30, 2011 and 2010 is as follows (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Restricted stock units	$16	$15	$42	$34
Stock options	8	10	23	27

Total equity-based compensation expense	$24	$25	$65	$61

Restricted Stock Units
     For the six months ended June 30, 2011, TWC granted 1.356 million RSUs at a weighted-average grant date fair value of $72.05 per RSU, including 158,000 RSUs subject to performance-based vesting conditions (“PBUs”) at a weighted-average grant date fair value of $72.05 per PBU. For the six months ended June 30, 2010, TWC granted 1.936 million RSUs at a weighted-average grant date fair value of $45.15 per RSU. No PBUs were granted during 2010. Total unrecognized compensation cost related to unvested RSUs as of June 30, 2011, without taking into account expected forfeitures, is $156 million, which the Company expects to recognize over a weighted-average period of 2.87 years.
     RSUs, including PBUs, generally vest equally on each of the third and fourth anniversary of the grant date, subject to continued employment and, in the case of PBUs, subject to the satisfaction and certification of the applicable performance conditions. RSUs provide for accelerated vesting upon the grantee’s termination of employment after reaching a specified

TIME WARNER CABLE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
age and years of service and, in the case of PBUs, subject to the satisfaction and certification of the applicable performance conditions. PBUs are subject to forfeiture if the applicable performance condition is not satisfied. Shares of TWC common stock will generally be issued at the end of the vesting period of an RSU. RSUs awarded to non-employee directors are not subject to vesting or forfeiture restrictions and the shares underlying the RSUs will generally be issued in connection with a director’s termination of service as a director. Holders of RSUs are generally entitled to receive cash dividend equivalents or retained distributions related to regular cash dividends or distributions, respectively, paid by TWC. In the case of PBUs, the receipt of the dividend equivalents is subject to the satisfaction and certification of the applicable performance conditions. Retained distributions are subject to the vesting requirements of the underlying RSUs.
Stock Options
     For the six months ended June 30, 2011, TWC granted 2.197 million stock options at a weighted-average grant date fair value of $18.95 per option, including 262,000 stock options subject to performance-based vesting conditions (“PBOs”) at a weighted-average grant date fair value of $19.08 per PBO. For the six months ended June 30, 2010, TWC granted 3.796 million stock options at a weighted-average grant date fair value of $10.94 per option. No PBOs were granted during 2010. Total unrecognized compensation cost related to unvested stock options as of June 30, 2011, without taking into account expected forfeitures, is $67 million, which the Company expects to recognize over a weighted-average period of 2.71 years.
     Stock options, including PBOs, have exercise prices equal to the fair market value of TWC common stock at the date of grant. Generally, the stock options vest ratably over a four-year vesting period and expire ten years from the date of grant, subject to continued employment and, in the case of PBOs, subject to the satisfaction and certification of the applicable performance condition. Certain stock option awards provide for accelerated vesting upon the grantee’s termination of employment after reaching a specified age and years of service and, in the case of PBOs, subject to the satisfaction and certification of the applicable performance conditions. PBOs are subject to forfeiture if the applicable performance condition is not satisfied.
     The table below presents the assumptions used to value stock options at their grant date for the six months ended June 30, 2011 and 2010 and reflects the weighted average of all awards granted within each period:

	Six Months Ended
	June 30,
	2011	2010
Expected volatility	31.21%	31.39%
Expected term to exercise from grant date (in years)	6.41	6.73
Risk-free rate	2.82%	3.06%
Expected dividend yield	2.66%	3.54%

TIME WARNER CABLE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
10. PENSION COSTS
     TWC sponsors qualified noncontributory defined benefit pension plans covering a majority of its employees (the “qualified pension plans”). TWC also provides a nonqualified noncontributory defined benefit pension plan for certain employees (the “nonqualified pension plan” and, together with the qualified pension plans, the “pension plans”). Pension benefits are based on formulas that reflect the employees’ years of service and compensation during their employment period. TWC uses a December 31 measurement date for the pension plans. A summary of the components of net periodic benefit costs for the three and six months ended June 30, 2011 and 2010 is as follows (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Service cost	$34	$27	$66	$58
Interest cost	29	24	57	50
Expected return on plan assets	(37)	(31)	(74)	(63)
Amounts amortized	7	6	13	14

Net periodic benefit costs	$33	$26	$62	$59

     After considering the funded status of the pension plans, movements in the discount rate, investment performance and related tax consequences, the Company may choose to make contributions to the pension plans. As of June 30, 2011, there were no minimum required contributions for the qualified pension plans. The Company did not make any contributions to the qualified pension plans during the three and six months ended June 30, 2011 but may make discretionary cash contributions to the pension plans during the second half of 2011.
11. MERGER-RELATED AND RESTRUCTURING COSTS
Merger-related Costs
     For the three and six months ended June 30, 2011, the Company incurred merger-related costs of $4 million in connection with the acquisition of NaviSite, all of which was paid during the second quarter.
Restructuring Costs
     Beginning in the first quarter of 2009, the Company began a restructuring to improve operating efficiency, primarily related to headcount reductions and other exit costs, including the termination of a facility lease during the second quarter of 2010. Through June 30, 2011, the Company incurred costs of $144 million and made payments of $133 million related to this restructuring. Through December 31, 2010, the Company eliminated approximately 2,200 positions and eliminated approximately 160 additional positions during the first half of 2011. The Company expects to incur additional restructuring costs during the second half of 2011.

TIME WARNER CABLE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
     Information relating to this restructuring is as follows (in millions):

	Employee	Other
	Terminations	Exit Costs	Total
Remaining liability as of December 31, 2009	$20	$1	$21
Costs incurred(a)	33	19	52
Cash paid(b)	(39)	(12)	(51)

Remaining liability as of December 31, 2010	14	8	22
Costs incurred(c)	5	6	11
Cash paid(d)	(12)	(10)	(22)

Remaining liability as of June 30, 2011(e)	$7	$4	$11

(a)	Of the total costs incurred in 2010, $20 million and $31 million was incurred during the three and six months ended June 30, 2010, respectively.
(b)	Of the total cash paid in 2010, $14 million and $28 million was paid during the three and six months ended June 30, 2010, respectively.
(c)	Of the total costs incurred in 2011, $5 million was incurred during the three months ended June 30, 2011.
(d)	Of the total cash paid in 2011, $10 million was paid during the three months ended June 30, 2011.
(e)	Of the remaining liability as of June 30, 2011, $9 million is classified as a current liability, with the remaining amount classified as a noncurrent liability in the consolidated balance sheet. Amounts are expected to be paid through January 2014.
12. COMMITMENTS AND CONTINGENCIES
Legal Proceedings
     On April 7, 2011, the Company filed a complaint in the U.S. District Court for the Southern District of New York against Viacom International Inc. and several of its subsidiaries (“Viacom”). The complaint asked the court to render a declaratory judgment that certain programming agreements between the Company and Viacom allow the Company to provide video programming services to its customers over its cable systems through devices of the customers’ choosing, including through the Company’s iPad App and Smart TVs. The complaint further asks the court to declare that by providing video programming services to its customers in this fashion, the Company is not infringing Viacom copyrights. The same day, Viacom filed its own complaint against the Company in the same court, alleging copyright and trademark infringement and breach of contract, and asking for a declaratory judgment that the programming agreements between the Company and Viacom do not allow the Company to distribute Viacom programming “via broadband.” The parties entered into a “standstill” agreement, effective June 17, 2011, pursuant to which no further activity will take place in the case while the parties explore possible settlement of this and other issues between the companies. Absent a settlement of these claims, the Company intends to prosecute its lawsuit, and defend against Viacom’s, vigorously. The Company is unable to predict the outcome of Viacom’s lawsuit or reasonably estimate a range of possible loss.
     The Company is the defendant in In re: Set-Top Cable Television Box Antitrust Litigation, ten purported class actions filed in federal district courts throughout the United States. These actions are subject to a Multidistrict Litigation (“MDL”) Order transferring the cases for pre-trial purposes to the U.S. District Court for the Southern District of New York. On July 26, 2010, the plaintiffs filed a third amended consolidated class action complaint (the “Third Amended Complaint”), alleging that the Company violated Section 1 of the Sherman Antitrust Act, various state antitrust laws and state unfair/deceptive trade practices statutes by tying the sales of premium cable television services to the leasing of set-top converters boxes. The plaintiffs are seeking, among other things, unspecified treble monetary damages and an injunction to cease such alleged practices. On September 30, 2010, the Company filed a motion to dismiss the Third Amended Complaint, which the court granted on April 8, 2011. On June 17, 2011, plaintiffs appealed this decision to the U.S. Court of Appeals for the Second Circuit. The Company intends to defend against this lawsuit vigorously, but is unable to predict the outcome of this lawsuit or reasonably estimate a range of possible loss.
     On November 14, 2008, the plaintiffs in Mark Swinegar, et al. v. Time Warner Cable Inc., filed a second amended complaint in the Los Angeles County Superior Court, as a purported class action, alleging that the Company provided to and charged plaintiffs for equipment that they had not affirmatively requested in violation of the proscription in the Cable Consumer Protection and Competition Act of 1992 (the “Cable Act”) against “negative option billing” and that such violation was an unlawful act or practice under California’s Unfair Competition Law (the “UCL”). Plaintiffs are seeking restitution under the UCL and attorneys’ fees. On February 23, 2009, the court denied the Company’s motion to dismiss the second

TIME WARNER CABLE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
amended complaint, and on July 29, 2010, the court denied the Company’s motion for summary judgment. On October 7, 2010, the Company filed a petition for a declaratory ruling with the Federal Communications Commission (the “FCC”) requesting that the FCC determine whether the Company’s general ordering process complies with the Cable Act’s “negative option billing” restriction. On March 1, 2011, the FCC issued a Declaratory Ruling that informed consent is adequate to satisfy the requirements under the Cable Act. On March 29, 2011, the Los Angeles County Superior Court vacated its prior summary judgment ruling and, on May 12, 2011, the court granted the Company’s motion for summary judgment. On June 13, 2011, plaintiffs filed a motion for reconsideration of the decision. The Company intends to defend against this lawsuit vigorously, but is unable to predict the outcome of this lawsuit or reasonably estimate a range of possible loss.
     On September 20, 2007, Brantley, et al. v. NBC Universal, Inc., et al. was filed in the U.S. District Court for the Central District of California against the Company. The complaint, which also named as defendants several other cable and satellite providers (collectively, the “distributor defendants”) as well as programming content providers (collectively, the “programmer defendants”), alleged violations of Sections 1 and 2 of the Sherman Antitrust Act. Among other things, the complaint alleged coordination between and among the programmer defendants to sell and/or license programming on a “bundled” basis to the distributor defendants, who in turn purportedly offer that programming to subscribers in packaged tiers, rather than on a per channel (or “à la carte”) basis. Plaintiffs, who seek to represent a purported nationwide class of cable and satellite subscribers, are seeking, among other things, unspecified treble monetary damages and an injunction to compel the offering of channels to subscribers on an “à la carte” basis. On December 3, 2007, plaintiffs filed an amended complaint in this action that, among other things, dropped the Section 2 claims and all allegations of horizontal coordination. On October 15, 2009, the district court granted with prejudice a motion by the distributor defendants and the programmer defendants to dismiss the plaintiffs’ third amended complaint, terminating the action. On April 19, 2010, plaintiffs appealed this decision to the U.S. Court of Appeals for the Ninth Circuit and, on June 3, 2011, the court reaffirmed the district court’s decision. On July 7, 2011, plaintiffs filed a petition for en banc review. The Company intends to defend against this lawsuit vigorously, but is unable to predict the outcome of this lawsuit or reasonably estimate a range of possible loss.
     The Company is also a defendant in two other purported class actions. On September 17, 2009, the plaintiffs in Jessica Fink and Brett Noia, et al. v. Time Warner Cable Inc., filed an amended complaint in a purported class action in U.S. District Court for the Southern District of New York alleging that the Company uses a throttling technique which intentionally delays and/or blocks a user’s high-speed data service. Plaintiffs are seeking unspecified monetary damages, injunctive relief and attorneys’ fees. On September 25, 2009, TWC moved for summary judgment in this action, which is pending. On January 27, 2011, the plaintiffs in Calzada, et al. v. Time Warner Cable LLC, filed a purported class action in the Los Angeles County Superior Court alleging that the Company recorded phone calls with plaintiffs without notice in violation of provisions of the California Penal Code and the California Unfair Business Practices Act. The plaintiffs are seeking, among other things, unspecified treble monetary damages, injunctive relief, restitution and attorneys’ fees. On April 2, 2011, the plaintiff filed an amended complaint in this action that, among other things, omitted the unfair business practices claim and removed two of the three named plaintiffs. In each lawsuit, the Company intends to defend against the lawsuits vigorously, but is unable to predict the outcome of the lawsuit or reasonably estimate a range of possible loss.
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

TIME WARNER CABLE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
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
13. ADDITIONAL FINANCIAL INFORMATION
Other Current Assets
     Other current assets as of June 30, 2011 and December 31, 2010 consisted of (in millions):

	June 30,	December 31,
	2011	2010
Prepaid income taxes	$—	$287
Other prepaid expenses	144	115
Other current assets	26	23

Total other current assets	$170	$425

TIME WARNER CABLE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
Other Current Liabilities
     Other current liabilities as of June 30, 2011 and December 31, 2010 consisted of (in millions):

	June 30,	December 31,
	2011	2010
Accrued interest	$520	$507
Accrued compensation and benefits	291	357
Accrued insurance	158	152
Accrued franchise fees	150	166
Accrued sales and other taxes	68	92
Accrued rent	48	50
Accrued share repurchases	45	43
Other accrued expenses	296	262

Total other current liabilities	$1,576	$1,629

Revenues
     Revenues for the three and six months ended June 30, 2011 and 2010 consisted of (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Residential services	$4,300	$4,195	$8,559	$8,309
Business services	361	268	673	522
Advertising	225	216	422	389
Other	58	55	117	113

Total revenues	$4,944	$4,734	$9,771	$9,333

Interest Expense, Net
     Interest expense, net, for the three and six months ended June 30, 2011 and 2010 consisted of (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Interest income	$1	$—	$3	$—
Interest expense	(367)	(341)	(732)	(688)

Interest expense, net	$(366)	$(341)	$(729)	$(688)

TIME WARNER CABLE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
Other Expense, Net
     Other expense, net, for the three and six months ended June 30, 2011 and 2010 consisted of (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Loss from equity investments, net	$(32)	$(21)	$(57)	$(41)
Gain (loss) on equity award reimbursement obligation to Time Warner	—	3	(5)	7
Other	—	—	—	1

Other expense, net	$(32)	$(18)	$(62)	$(33)

Related Party Transactions
     Income (expense) resulting from transactions with related parties for the three and six months ended June 30, 2011 and 2010 is as follows (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Revenues	$6	$4	$9	$7
Costs of revenues	(64)	(78)	(128)	(138)
Supplemental Cash Flow Information
     Additional financial information with respect to cash (payments) and receipts for the six months ended June 30, 2011 and 2010 is as follows (in millions):

	Six Months Ended
	June 30,
	2011	2010
Cash paid for interest	$(793)	$(703)
Interest income received(a)	73	34

Cash paid for interest, net	$(720)	$(669)

Cash paid for income taxes	$(50)	$(284)
Cash refunds of income taxes	271	90

Cash (paid for) refunds of income taxes, net	$221	$(194)

(a)	Interest income received includes amounts received under interest rate swaps.
     The consolidated statement of cash flows for the six months ended June 30, 2011 does not reflect $45 million of common stock repurchases that were included in other current liabilities as of June 30, 2011 for which payment was made in July 2011.
14. CONDENSED CONSOLIDATING FINANCIAL STATEMENTS
     TWE and TW NY (the “Guarantor Subsidiaries”) are subsidiaries of Time Warner Cable Inc. (the “Parent Company”). The Guarantor Subsidiaries have fully and unconditionally, jointly and severally, directly or indirectly, guaranteed the debt issued by the Parent Company in its 2007 registered exchange offer and its subsequent public offerings. The Parent Company owns all of the voting interests, directly or indirectly, of both TWE and TW NY.

TIME WARNER CABLE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
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

TIME WARNER CABLE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
     The Company’s condensed consolidating financial information is as follows (in millions):
Consolidating Balance Sheet as of June 30, 2011

			Non-
	Parent	Guarantor	Guarantor		TWC
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and equivalents	$2,739	$371	$400	$—	$3,510
Receivables, net	55	103	546	—	704
Receivables from affiliated parties	38	28	43	(109)	—
Deferred income tax assets	147	106	113	(219)	147
Other current assets	16	68	86	—	170

Total current assets	2,995	676	1,188	(328)	4,531
Investments in and amounts due from consolidated subsidiaries	43,124	24,292	12,506	(79,922)	—
Investments	22	—	787	—	809
Property, plant and equipment, net	35	3,678	9,870	—	13,583
Intangible assets subject to amortization, net	—	10	178	—	188
Intangible assets not subject to amortization	—	6,216	17,884	—	24,100
Goodwill	4	3	2,226	—	2,233
Other assets	368	16	76	—	460

Total assets	$46,548	$34,891	$44,715	$(80,250)	$45,904

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$—	$120	$180	$—	$300
Deferred revenue and subscriber-related liabilities	—	65	112	—	177
Payables to affiliated parties	26	44	39	(109)	—
Accrued programming expense	—	790	37	—	827
Current maturities of long-term debt	—	256	5	—	261
Other current liabilities	567	458	551	—	1,576

Total current liabilities	593	1,733	924	(109)	3,141
Long-term debt	21,473	2,439	10	—	23,922
Mandatorily redeemable preferred equity	—	1,928	300	(1,928)	300
Deferred income tax liabilities, net	9,978	5,279	5,133	(10,409)	9,981
Long-term payables to affiliated parties	6,315	834	8,702	(15,851)	—
Other liabilities	148	123	240	—	511
TWC shareholders’ equity:
Due to (from) TWC and subsidiaries	—	7	(1,636)	1,629	—
Other TWC shareholders’ equity	8,041	18,189	31,034	(49,223)	8,041

Total TWC shareholders’ equity	8,041	18,196	29,398	(47,594)	8,041
Noncontrolling interests	—	4,359	8	(4,359)	8

Total equity	8,041	22,555	29,406	(51,953)	8,049

Total liabilities and equity	$46,548	$34,891	$44,715	$(80,250)	$45,904

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

TIME WARNER CABLE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
Consolidating Statement of Operations for the Three Months Ended June 30, 2011

			Non-
	Parent	Guarantor	Guarantor		TWC
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenues	$—	$724	$4,220	$—	$4,944

Costs of revenues	—	400	1,897	—	2,297
Selling, general and administrative	—	63	760	—	823
Depreciation	—	189	555	—	744
Amortization	—	1	7	—	8
Intercompany royalties	—	(82)	82	—	—
Merger-related and restructuring costs	4	2	3	—	9

Total costs and expenses	4	573	3,304	—	3,881

Operating Income (Loss)	(4)	151	916	—	1,063
Equity in pretax income of consolidated subsidiaries	754	569	23	(1,346)	—
Interest expense, net	(86)	(129)	(151)	—	(366)
Other income (expense), net	1	—	(33)	—	(32)

Income before income taxes	665	591	755	(1,346)	665
Income tax provision	(245)	(224)	(211)	436	(244)

Net income	420	367	544	(910)	421
Less: Net income attributable to noncontrolling interests	—	(6)	(1)	6	(1)

Net income attributable to TWC shareholders	$420	$361	$543	$(904)	$420

Consolidating Statement of Operations for the Three Months Ended June 30, 2010

			Non-
	Parent	Guarantor	Guarantor		TWC
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenues	$—	$759	$3,975	$—	$4,734

Costs of revenues	—	410	1,795	—	2,205
Selling, general and administrative	—	51	729	—	780
Depreciation	—	193	556	—	749
Amortization	—	—	62	—	62
Intercompany royalties	—	(85)	85	—	—
Merger-related and restructuring costs	—	14	6	—	20

Total costs and expenses	—	583	3,233	—	3,816

Operating Income	—	176	742	—	918
Equity in pretax income of consolidated subsidiaries	680	448	62	(1,190)	—
Interest expense, net	(121)	(115)	(105)	—	(341)
Other income (expense), net	—	1	(19)	—	(18)

Income before income taxes	559	510	680	(1,190)	559
Income tax provision	(217)	(192)	(179)	371	(217)

Net income	342	318	501	(819)	342
Less: Net income attributable to noncontrolling interests	—	(27)	—	27	—

Net income attributable to TWC shareholders	$342	$291	$501	$(792)	$342

TIME WARNER CABLE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
Consolidating Statement of Operations for the Six Months Ended June 30, 2011

			Non-
	Parent	Guarantor	Guarantor		TWC
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenues	$—	$1,441	$8,330	$—	$9,771

Costs of revenues	—	784	3,785	—	4,569
Selling, general and administrative	—	124	1,523	—	1,647
Depreciation	—	382	1,106	—	1,488
Amortization	—	1	13	—	14
Intercompany royalties	—	(162)	162	—	—
Merger-related and restructuring costs	4	5	6	—	15

Total costs and expenses	4	1,134	6,595	—	7,733

Operating Income (Loss)	(4)	307	1,735	—	2,038
Equity in pretax income of consolidated subsidiaries	1,412	1,044	60	(2,516)	—
Interest expense, net	(163)	(245)	(321)	—	(729)
Other expense, net	—	(2)	(60)	—	(62)

Income before income taxes	1,245	1,104	1,414	(2,516)	1,247
Income tax provision	(500)	(435)	(409)	844	(500)

Net income	745	669	1,005	(1,672)	747
Less: Net income attributable to noncontrolling interests	—	(19)	(2)	19	(2)

Net income attributable to TWC shareholders	$745	$650	$1,003	$(1,653)	$745

Consolidating Statement of Operations for the Six Months Ended June 30, 2010

			Non-
	Parent	Guarantor	Guarantor		TWC
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenues	$—	$1,500	$7,833	$—	$9,333

Costs of revenues	—	827	3,557	—	4,384
Selling, general and administrative	—	88	1,443	—	1,531
Depreciation	—	381	1,111	—	1,492
Amortization	—	—	127	—	127
Intercompany royalties	—	(171)	171	—	—
Merger-related and restructuring costs	—	19	12	—	31

Total costs and expenses	—	1,144	6,421	—	7,565

Operating Income	—	356	1,412	—	1,768
Equity in pretax income of consolidated subsidiaries	1,233	807	115	(2,155)	—
Interest expense, net	(188)	(241)	(259)	—	(688)
Other income (expense), net	—	2	(35)	—	(33)

Income before income taxes	1,045	924	1,233	(2,155)	1,047
Income tax provision	(489)	(389)	(370)	758	(490)

Net income	556	535	863	(1,397)	557
Less: Net income attributable to noncontrolling interests	—	(52)	—	51	(1)

Net income attributable to TWC shareholders	$556	$483	$863	$(1,346)	$556

TIME WARNER CABLE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
Consolidating Statement of Cash Flows for the Six Months Ended June 30, 2011

			Non-
	Parent	Guarantor	Guarantor		TWC
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash provided by operating activities	$179	$476	$2,440	$(15)	$3,080

INVESTING ACTIVITIES
Acquisitions and investments, net of cash acquired and distributions received	(270)	(629)	(232)	828	(303)
Capital expenditures	(1)	(350)	(1,012)	—	(1,363)
Other investing activities	14	1	3	—	18

Cash used by investing activities	(257)	(978)	(1,241)	828	(1,648)

FINANCING ACTIVITIES
Borrowings (repayments), net	685	143	—	(828)	—
Borrowings	1,009	—	—	—	1,009
Repayments	—	—	(44)	—	(44)
Debt issuance costs	(8)	—	—	—	(8)
Proceeds from exercise of stock options	98	—	—	—	98
Excess tax benefit from equity-based compensation	17	—	24	—	41
Dividends paid	(330)	—	—	—	(330)
Repurchases of common stock	(1,691)	—	—	—	(1,691)
Net change in investments in and amounts due from consolidated subsidiaries	71	687	(773)	15	—
Other financing activities	(14)	(24)	(6)	—	(44)

Cash provided (used) by financing activities	(163)	806	(799)	(813)	(969)

Increase (decrease) in cash and equivalents	(241)	304	400	—	463
Cash and equivalents at beginning of period	2,980	67	—	—	3,047

Cash and equivalents at end of period	$2,739	$371	$400	$—	$3,510

TIME WARNER CABLE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
Consolidating Statement of Cash Flows for the Six Months Ended June 30, 2010

			Non-
	Parent	Guarantor	Guarantor		TWC
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash provided (used) by operating activities	$(294)	$169	$2,385	$432	$2,692

INVESTING ACTIVITIES
Acquisitions and investments, net of cash acquired and distributions received	35	(402)	(76)	452	9
Capital expenditures	—	(242)	(1,230)	—	(1,472)
Other investing activities	—	1	5	—	6

Cash provided (used) by investing activities	35	(643)	(1,301)	452	(1,457)

FINANCING ACTIVITIES
Borrowings (repayments), net	(863)	54	—	(452)	(1,261)
Proceeds from exercise of stock options	74	—	—	—	74
Excess tax benefit from equity-based compensation	—	10	3	—	13
Dividends paid	(288)	—	—	—	(288)
Net change in investments in and amounts due from consolidated subsidiaries	1,044	474	(1,087)	(431)	—
Other financing activities	(6)	—	—	(1)	(7)

Cash provided (used) by financing activities	(39)	538	(1,084)	(884)	(1,469)

Increase (decrease) in cash and equivalents	(298)	64	—	—	(234)
Cash and equivalents at beginning of period	1,048	—	—	—	1,048

Cash and equivalents at end of period	$750	$64	$—	$—	$814

Part II. Other Information
Item 1. Legal Proceedings.
     Reference is made to the lawsuit filed by Time Warner Cable Inc. (together with its subsidiaries, “TWC” or the “Company”) against Viacom International Inc. and several of its subsidiaries (“Viacom”) and the lawsuit by Viacom against the Company described on page 39 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011 (the “March 31, 2011 Form 10-Q”). The parties entered into a “standstill” agreement, effective June 17, 2011, pursuant to which no further activity will take place in the case while the parties explore possible settlement of this and other issues between the companies. Absent a settlement of these claims, the Company intends to prosecute its lawsuit, and defend against Viacom’s, vigorously. The Company is unable to predict the outcome of Viacom’s lawsuit or reasonably estimate a range of possible loss.
     Reference is made to the In re: Set-Top Cable Television Box Antitrust Litigation described on page 28 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 (the “2010 Form 10-K”) and page 39 of the March 31, 2011 Form 10-Q. On June 17, 2011, plaintiffs appealed the district court’s dismissal of plaintiffs’ third amended consolidated class action complaint to the U.S. Court of Appeals for the Second Circuit. The Company intends to defend against this lawsuit vigorously, but is unable to predict the outcome of this lawsuit or reasonably estimate a range of possible loss.
     Reference is made to the lawsuit filed by Mark Swinegar, et al. described on page 28 of the 2010 Form 10-K and page 39 of the March 31, 2011 Form 10-Q. On May 12, 2011, the Los Angeles County Superior Court granted the Company’s motion for summary judgment and, on June 13, 2011, plaintiffs filed a motion for reconsideration of the decision. The Company intends to defend against this lawsuit vigorously, but is unable to predict the outcome of this lawsuit or reasonably estimate a range of possible loss.
     Reference is made to the lawsuit filed by Brantley, et al. described on page 28 of the 2010 Form 10-K. On June 3, 2011, the U.S. Court of Appeals for the Ninth Circuit reaffirmed the U.S. District Court for the Central District of California’s decision to dismiss plaintiffs’ third amended complaint and, on July 7, 2011, plaintiffs filed a petition for en banc review. The Company intends to defend against this lawsuit vigorously, but is unable to predict the outcome of this lawsuit or reasonably estimate a range of possible loss.
Item 1A. Risk Factors.
     There have been no material changes in the Company’s risk factors from those disclosed in Part I, Item 1A of the 2010 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Issuer Purchases of Equity Securities
     The following table provides information about the Company’s purchases of equity securities registered by the Company pursuant to Section 12 of the Securities Exchange Act of 1934, as amended, during the quarter ended June 30, 2011.

				Approximate
			Total Number	Dollar Value
			of Shares	of Shares that
			Purchased as	May Yet Be
			Part of Publicly	Purchased
	Total Number	Average	Announced	Under the
	of Shares	Price Paid	Plans or	Plans or
	Purchased	Per Share(a)	Programs(b)	Programs(c)
April 1, 2011 - April 30, 2011	3,333,605	$73.15	3,333,605	$2,412,208,337
May 1, 2011 - May 31, 2011	3,754,864	77.15	3,754,864	2,122,509,302
June 1, 2011 - June 30, 2011	4,370,341	75.49	4,370,341	1,792,612,387

Total	11,458,810	75.35	11,458,810

(a)	The calculation of the average price paid per share does not give effect to any fees, commissions and other costs associated with the repurchase of such shares.
(b)	On October 29, 2010, the Company’s Board of Directors authorized a stock repurchase program that allows TWC to repurchase, from time to time, up to $4.0 billion of TWC common stock. As of June 30, 2011, the Company had $1.793 billion remaining under its stock repurchase program. Purchases under the stock repurchase program may be made, from time to time, on the open market and in privately negotiated transactions. The size and timing of these purchases will be based on a number of factors, including price and business and market conditions.
(c)	This amount does not reflect the fees, commissions and other costs associated with the stock repurchase program.
Item 5. Other Information.
Compensatory Arrangements of Certain Officers.
Glenn A. Britt—Amendment to Employment Agreement
     On July 27, 2011, the Company entered into an amendment, effective as of July 27, 2011 (the “Britt Amendment”), to the Company’s employment agreement with Glenn A. Britt effective as of August 3, 2009 (the “Britt Employment Agreement”). The Britt Amendment provides that Mr. Britt (a) will serve as the Company’s Chairman and Chief Executive Officer through December 31, 2013, subject to earlier termination pursuant to its terms, representing a one-year extension of the term of the Britt Employment Agreement, and (b) will receive, commencing in 2012, annual long-term incentive compensation with a target value of $8,500,000. If Mr. Britt voluntarily leaves the Company after December 31, 2012, if the Company’s Board of Directors approves, he will be paid (a) any annual cash bonus for a prior year that has not yet been determined and paid and (b) a pro rata portion of his annual cash bonus for any period worked in the year of such termination (in each case, generally based on actual performance results and determined in the same manner as bonus payments in the event of a termination without cause) in addition to any other entitlements under the Britt Employment Agreement.
     In addition, the Britt Amendment modifies the forfeiture provision of the Britt Employment Agreement such that if it is determined by the Board or a committee thereof that any bonus, incentive or equity grant, payment or settlement made on Mr. Britt’s behalf was based in whole or part on any financial performance criteria that were materially incorrect and resulted in the restatement of the Company’s financial statements within three years of the relevant period covered therein, the Board or a designated committee thereof may require that Mr. Britt repay the amount of the bonus, incentive or equity compensation that would not have been paid had the financial performance criteria been correctly applied, on an after-tax basis and net of any additional amounts that would have been due to Mr. Britt based on the correct application of such financial performance criteria.
     Except as described herein, the material terms of the Britt Employment Agreement, as amended by the Britt Amendment, are described in the Company’s Current Report on Form 8-K dated July 31, 2009 (filed with the Securities and Exchange

Commission (“SEC”) on August 6, 2009) and the Company’s definitive Proxy Statement dated April 6, 2011 (filed with the SEC on April 6, 2011).
Irene M. Esteves—Employment Agreement
     On July 27, 2011, the Company entered into an employment agreement with Irene M. Esteves, effective as of July 15, 2011 (the “Esteves Agreement”), pursuant to which Ms. Esteves will serve as the Company’s Executive Vice President and Chief Financial Officer through July 14, 2014, unless earlier terminated pursuant to its terms (the “Term Date”). The Esteves Agreement provides for: (a) a minimum annual base salary of $800,000 (“Base Salary”); (b) an annual discretionary cash bonus (a “bonus”) with a target amount of $1,200,000 (the “Target Bonus”) (determined pursuant to the Company’s bonus plans); and (c) annual long-term incentive compensation eligibility with a target value of $3,000,000.
     Termination for Cause. If Ms. Esteves’s employment by the Company is terminated for cause, as defined in the Esteves Agreement, or as a result of her voluntary resignation prior to the Term Date, the Company will have no further obligation other than (a) to pay her Base Salary through the effective date of termination (the “termination date”); (b) in certain limited cases, to pay any bonus for any year that has been determined but not yet paid as of such termination date; and (c) with respect to any rights she may have pursuant to any indemnification, insurance, deferred compensation or other benefit and incentive plans or arrangements of the Company.
     Termination without Cause or Resignation for Good Reason. If Ms. Esteves’s employment is terminated by the Company without cause or if she terminates her employment due to the Company’s material breach of its obligations under the Esteves Agreement, subject to her execution and delivery of a release of claims, she will be entitled to:
(a)	Base Salary and a pro-rata portion of any bonus through the termination date, subject to the Company’s actual achievement of the performance criteria established for the year of termination, expressed as a percentage of her Target Bonus;
(b)	Any accrued, but unpaid bonus for the year prior to the year of termination that has been determined but not paid as of the termination date;
(c)	Base Salary and annual cash Target Bonus paid for 24 months starting on the termination date (the “Severance Period”) at the compensation rates in effect immediately prior to the notice of termination; provided, however that this period shall be 36 months if such termination occurs in connection with a change in control event (as described in the Esteves Agreement) (the “CIC Severance Period”); and
(d)	Continued participation during the Severance Period or the CIC Severance Period, as applicable, in the Company’s health and welfare benefit plans or comparable arrangements (subject to certain limitations if Ms. Esteves subsequently secures employment following her termination date).
In addition, all long-term incentive compensation awards granted by the Company to Ms. Esteves during the term of the Esteves Agreement will vest in full on the termination date and any vested stock options will be exercisable for the time periods set forth in the respective stock option award agreements (subject to the satisfaction of any performance criteria).
     Disability. In the event that Ms. Esteves becomes disabled (as defined in the Esteves Agreement) during the term of the Esteves Agreement, the Company will continue to pay her full compensation through the last day of the sixth consecutive month of disability or the date on which any shorter periods of disability will have equaled a total of six months in any twelve-month period (such last day or date, the “Disability Date”). If she has not resumed her usual duties on or prior to the Disability Date, the Company will terminate her employment effective as of the Disability Date and pay her a pro-rata bonus based on the Company’s actual achievement of the performance criteria established for the year in which the Disability Date occurs. Thereafter, the Company will pay her disability benefits for 24 months after the Disability Date (the “Disability Period”) in an annual amount equal to 75% of her Base Salary and Target Bonus in effect on the Disability Date, as well as provide for continued participation in the Company’s benefit plans and programs in accordance with plan terms and applicable law. The disability payments will be reduced by the amount of any disability payments received from any insurance benefits maintained by the Company or provided by Social Security.
     Death. In the event of Ms. Esteves’s death during the term of the Esteves Agreement, her estate (or a designated beneficiary) will be entitled to receive Base Salary to the last day of the month in which her death occurs and Target Bonus (at the time bonuses are normally paid) for the year in which her death occurs based on the Company’s actual performance results for the relevant year, but prorated according to the number of whole or partial months that she was employed by the Company in such calendar year.
     Expiration of Term. If on the Term Date, Ms. Esteves’s employment has not previously terminated and she is not disabled (as defined in the Esteves Agreement), the Esteves Agreement will expire and her employment will continue on an at-will basis. If her employment is terminated without cause while she is serving as an at-will employee, subject to the execution and delivery of a release of claims, (a) her long-term incentive compensation awards outstanding on the Term Date will be given the same treatment described above under “Termination Without Cause or Resignation for Good Reason” and (b) she will be entitled to benefits under any executive level severance program that will provide a minimum severance benefit equal to her Base Salary and Target Bonus in effect at the time of the termination for six months from the termination date.
     Excise Taxes/No Gross-Up. Under the terms of the Esteves Agreement, Ms. Esteves remains responsible for the payment of any excise taxes that may arise under Section 280G and related provisions of the Internal Revenue Code of 1986, as amended (“Section 280G”), in the event that any payments to her under the Esteves Agreement or any other arrangement with the Company in connection with a “change in control” of the Company (as provided for under Section 280G) would constitute “parachute payments” within the meaning of Section 280G (the “Parachute Payments”), and the Company has no “gross-up” obligations. The Esteves Agreement provides, however, that Parachute Payments will either be paid in full or reduced to such lesser amounts that result in no portion of the Parachute Payments being subject to excise taxes under Section 280G, whichever would, after taking into account applicable taxes, result in Ms. Esteves’s receipt, on an after-tax basis, of the greatest amount of benefits under the Esteves Agreement.
     Restrictive Covenants. The Esteves Agreement also includes confidentiality terms, as well as non-solicitation, non-compete, and non-disparagement covenants. The non-compete terms generally prohibit Ms. Esteves from rendering services to, or investing in, a “Competitive Entity” (as defined in the Esteves Agreement) for 24 months after her termination of employment during the term of the Esteves Agreement (six months after a termination of her at-will employment).
     “Claw-Back” Provisions. Severance and other benefit payments under the Esteves Agreement cease if Ms. Esteves accepts other employment with a Competitive Entity or breaches her other restrictive covenant obligations. In addition, the Company may recover, “claw back” or cause the forfeiture of certain compensation paid or awarded to, or realized by, Ms. Esteves if the Company is required to file an adverse restatement of its financial statements and it is determined by the Board or a committee thereof that (a) Ms. Esteves was involved, had knowledge of or, by virtue of her position and duties, should have known that the financial statements at issue were false or misleading when filed and (b) such false or misleading financial statements resulted in compensation that otherwise would not have been earned, vested, paid or realized. The Board or a designated committee thereof may request that Ms. Esteves repay the amount of the bonus, incentive or equity compensation subject to performance-based criteria that would not have been paid, vested or recognized during the “forfeiture period,” as defined below, had the Company not relied on such financial statements. The “forfeiture period” means the three-year period following the last day of the fiscal year of the financial statements that the Company restated; provided that such forfeiture period shall not apply if such restatement is filed by the Company more than three years after the last day of the fiscal year of the restated financial statements.
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

TIME WARNER CABLE INC.
By:	/s/ Robert D. Marcus
	Name:	Robert D. Marcus
	Title:	President and Chief Operating Officer (Principal Financial Officer)

Date: July 28, 2011

EXHIBIT INDEX
Pursuant to Item 601 of Regulation S-K

Exhibit
Number	Description
1.1
Underwriting Agreement, dated May 19, 2011, among Time Warner Cable Inc., Time Warner Entertainment Company, L.P. (“TWE”) and TW NY Cable Holding Inc. (“TW NY” and together with TWE, the “Guarantors”) and Barclays Bank PLC, Deutsche Bank AG, London Branch, The Royal Bank of Scotland plc and UBS Limited (incorporated herein by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K dated May 19, 2011 and filed with the Securities and Exchange Commission (the “SEC”) on May 25, 2011 (the “May 25, 2011 Form 8-K”)).*

3.1	By-laws of Time Warner Cable Inc., as amended through May 19, 2011 (incorporated herein by reference to Exhibit 3.1 to the May 25, 2011 Form 8-K).*

4.1	Form of 5 3/4% Notes due 2031 (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated May 26, 2011 and filed with the SEC on May 26, 2011).*

10.1
Time Warner Cable Inc. 2011 Stock Incentive Plan (incorporated by reference to Annex A to Time Warner Cable Inc.’s definitive Proxy Statement dated April 6, 2011 and filed with the SEC on April 6, 2011).*

10.2	Employment Agreement, dated May 31, 2011 and effective as of December 14, 2010, between Time Warner Cable Inc. and Robert D. Marcus.

12	Computation of Ratio of Earnings to Fixed Charges and Ratio of Earnings to Combined Fixed Charges and Preferred Dividend Requirements.

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011.

32
Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011.†

101
The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, filed with the SEC on July 28, 2011, formatted in eXtensible Business Reporting Language:

(i) Consolidated Balance Sheet as of June 30, 2011 and December 31, 2010, (ii) Consolidated Statement of Operations for the three and six months ended June 30, 2011 and 2010, (iii) Consolidated Statement of Cash Flows for the six months ended June 30, 2011 and 2010, (iv) Consolidated Statement of Equity for the six months ended June 30, 2011 and 2010 and (v) Notes to Consolidated Financial Statements. †

*	Incorporated by reference.
†	This exhibit will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 (15 U.S.C. 78r), or otherwise subject to the liability of that section. Such exhibit will not be deemed to be incorporated by reference into any filing under the Securities Act or Securities Exchange Act, except to the extent that the Company specifically incorporates it by reference.