Form 10-Q
period 2011-09-30
TIME WARNER CABLE INC.
filed 2011-10-27
CIK 1377013

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011 or

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

Large accelerated filer ☑	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☑

Description of Class	Shares Outstanding as of October 25, 2011
Common Stock – $0.01 par value	319,111,613

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

•	Financial statement presentation. This section provides a summary of how the Company’s operations are presented in the accompanying consolidated financial statements.

•	Results of operations. This section provides an analysis of the Company’s results of operations for the three and nine months ended September 30, 2011.

•	Financial condition and liquidity. This section provides an analysis of the Company’s financial condition as of September 30, 2011 and cash flows for the nine months ended September 30, 2011.

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

OVERVIEW

TWC is among the largest providers of video, high-speed data and voice services in the U.S., with technologically advanced, well-clustered cable systems located mainly in five geographic areas – New York State (including New York City), the Carolinas, Ohio, Southern California (including Los Angeles) and Texas. As of September 30, 2011, TWC served approximately 14.4 million residential and business services customers who subscribed to one or more of its three primary services, totaling approximately 26.9 million primary service units.

TWC offers its residential and business services customers video, high-speed data and voice services over its broadband cable systems. TWC’s business services also include networking and transport services and, through its wholly owned subsidiary, NaviSite, Inc. (“NaviSite”) (discussed further in “—Recent Developments”), managed and outsourced information technology (“IT”) solutions and cloud services. During the nine months ended September 30, 2011, TWC generated total revenues of approximately $14.7 billion. Of this total, approximately $12.8 billion and $1.1 billion were from the provision of residential and business services, respectively. TWC also sells advertising to a variety of national, regional and local advertising customers, resulting in advertising revenues of $638 million during the nine months ended September 30, 2011. Additionally, TWC generated $175 million of revenues from other sources during the nine months ended September 30, 2011.

As of September 30, 2011, TWC had approximately 11.9 million residential video subscribers, 9.8 million residential high-speed data subscribers and 4.5 million residential voice subscribers, as well as approximately 170,000 business video subscribers, 375,000 business high-speed data subscribers and 149,000 business voice subscribers. TWC markets its services separately and in “bundled” packages of multiple services and features. As of September 30, 2011, 60.0% of TWC’s customers subscribed to two or more of its primary services, including 26.2% of its customers who subscribed to all three primary services.

TIME WARNER CABLE INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS

OF OPERATIONS AND FINANCIAL CONDITION—(Continued)

TWC believes it will continue to increase residential services revenues for the foreseeable future through growth in residential high-speed data and voice subscribers, an increasing percentage of residential high-speed data subscribers purchasing higher-priced tiers of service, price increases, the offering of incremental video services (e.g., digital video recorder (“DVR”) service and additional programming tiers) and an increase in video equipment rentals, partially offset by a decline in residential video subscribers. Additionally, TWC believes it will continue to increase its business services revenues for the foreseeable future through growth in business services subscribers, an increasing percentage of business services subscribers purchasing higher-priced tiers of service, price increases, an increase in wholesale transport revenues and the offering of incremental services to business services customers, including the services offered by NaviSite. However, future growth rates for both residential and business services revenues will depend on the Company’s ability to retain and attract subscribers and increase pricing, which can be impacted by competition, the state of the economy and regulation.

TWC’s operations have been affected by the challenging economic environment. The Company believes that trends in new home formation, housing vacancy rates, unemployment rates and consumer spending levels have negatively affected its residential services subscriber, revenue and profit growth.

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

TWC also competes with incumbent local exchange carriers, or “ILECs,” and competitive local exchange carriers, or “CLECs,” across each of its business high-speed data, networking and voice services. TWC’s business video service faces competition from direct broadcast satellite providers. TWC’s cell tower backhaul service also faces competition from ILECs and CLECs, as well as other carriers, such as metro and regional fiber providers. Technological advances and product innovations have increased and will likely continue to increase the number of alternatives available to TWC’s current and potential residential and business services customers, further intensifying competition. The Company believes the more competitive environment has negatively affected its residential and business services subscriber, revenue and profit growth.

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

For the nine months ended September 30, 2011, video programming and employee costs represented 34.9% and 32.8%, respectively, of the Company’s total operating expenses. Video programming costs are expected to continue to increase, reflecting rate increases on existing programming services, growth in video subscribers taking tiers of service with more channels and the expansion of service offerings (e.g., new network channels), partially offset by a decline in total video subscribers. TWC expects that its video programming costs as a percentage of video revenues will continue to increase as the rate of growth in programming costs outpaces the rate of growth in video revenues. Additionally, the more competitive environment discussed above may increase TWC’s cost to obtain certain video programming. Employee costs are also expected to continue to increase as a result of many factors, including higher compensation expenses and headcount, reflecting the Company’s investment in business services and other areas of growth.

TIME WARNER CABLE INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS

OF OPERATIONS AND FINANCIAL CONDITION—(Continued)

Recent Developments

Cable System Acquisitions

On August 15, 2011, TWC entered into an agreement (the “Merger Agreement”) with Insight Communications Company, Inc. (“Insight”) and a representative of its stockholders to acquire Insight and its subsidiaries, which operate cable systems in Kentucky, Indiana and Ohio that served approximately 1.5 million primary service units as of the date of the Merger Agreement. Insight reported revenues of approximately $1.1 billion for the year ended December 31, 2010. Pursuant to the Merger Agreement, a subsidiary of TWC will merge with and into Insight, with Insight surviving as a direct wholly owned subsidiary of the Company. TWC agreed to pay $3.0 billion in cash for Insight, as reduced by Insight’s indebtedness for borrowed money and similar obligations (including amounts outstanding under Insight’s credit agreement and senior notes due 2018, which totaled approximately $1.8 billion as of the date of the Merger Agreement) and subject to customary adjustments, including a reduction to the extent the number of Insight’s video subscribers at the closing is less than an agreed upon threshold, as well as a working capital adjustment. The transaction, which is expected to close in the first half of 2012, is subject to various customary closing conditions, including (i) receipt of Federal Communications Commission approvals and the consent of certain state and local franchising authorities to the change in ownership of the cable systems operated by Insight and (ii) the number of video subscribers served by Insight’s cable systems as of a specified date prior to the closing exceeding an agreed upon threshold. During the third quarter of 2011, the Federal Trade Commission’s review of the proposed merger concluded with the early termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976. There can be no assurances that the conditions to closing the transaction will be satisfied or waived, that the transaction will be completed or that the anticipated cost savings and other financial and operating benefits of the transaction will be fully realized or realized within the anticipated time frame. See Note 4 to the accompanying consolidated financial statements for additional information on the Insight acquisition.

On June 13, 2011, TWC entered into an agreement with NewWave Communications (“NewWave”) to acquire certain cable systems in Kentucky and western Tennessee serving roughly 130,000 primary service units for approximately $260 million in cash. The transaction, which is subject to certain regulatory approvals and customary closing conditions, is expected to close in the fourth quarter of 2011.

2011 Bond Offerings

On May 26, 2011, TWC issued £625 million (approximately $1.0 billion) in aggregate principal amount of 5.75% senior unsecured notes due 2031 in a public offering under a shelf registration statement on Form S-3 (the “May 2011 Bond Offering”). As described further in Note 7, the Company has entered into cross-currency swap arrangements to convert its fixed-rate British pound sterling denominated debt, including annual interest payments and the payment of principal at maturity, to fixed-rate U.S. dollar denominated debt.

On September 12, 2011, TWC issued $2.250 billion in aggregate principal amount of senior unsecured notes and debentures in a public offering under a shelf registration statement on Form S-3 (the “September 2011 Bond Offering” and, collectively with the May 2011 Bond Offering, the “2011 Bond Offerings”). The September 2011 Bond Offering consisted of $1.0 billion principal amount of 4.0% notes due 2021 and $1.250 billion principal amount of 5.5% debentures due 2041.

TWC’s obligations under the debt securities issued in the 2011 Bond Offerings are guaranteed by its subsidiaries, Time Warner Entertainment Company, L.P. (“TWE”) and TW NY Cable Holding Inc. The Company expects to use the net proceeds from the 2011 Bond Offerings for general corporate purposes, which may include the repayment of debt. See Note 6 to the accompanying consolidated financial statements for further details regarding the debt securities issued in the 2011 Bond Offerings.

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

TIME WARNER CABLE INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS

OF OPERATIONS AND FINANCIAL CONDITION—(Continued)

Common Stock Repurchase Program

On October 29, 2010, TWC’s Board of Directors authorized a $4.0 billion common stock repurchase program (the “Stock Repurchase Program”). Purchases under the Stock Repurchase Program may be made from time to time on the open market and in privately negotiated transactions. The size and timing of the Company’s purchases under the Stock Repurchase Program are based on a number of factors, including price, as well as business and market conditions. From the inception of the Stock Repurchase Program through October 25, 2011, the Company repurchased 41.0 million shares of TWC common stock for $2.882 billion. As of October 25, 2011, the Company had $1.118 billion remaining under the Stock Repurchase Program.

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

Residential services. Residential services revenues consist of revenues from the following residential services:

Video.  Video revenues include residential subscriber fees for the Company’s three main levels or “tiers” of video programming service—Basic Service Tier (“BST”), Expanded Basic Service Tier (or Cable Programming Service Tier) (“CPST”) and Digital Basic Service Tier (“DBT”), as well as fees for genre-based programming tiers, such as movie, sports and Spanish-language tiers. Video revenues also include related equipment rental charges, installation charges and fees collected on behalf of local franchising authorities and the Federal Communications Commission (the “FCC”). Additionally, video revenues include revenues from premium channels, transactional video-on-demand (e.g., events and movies) and DVR service.

High-speed data.  High-speed data revenues primarily include residential subscriber fees for the Company’s high-speed data services and installation charges. The Company offers multiple tiers of high-speed data services providing various service speeds and other attributes to meet the different needs of its subscribers. In addition, high-speed data revenues include fees received from third-party internet service providers (e.g., Earthlink) whose on-line services are provided to some of TWC’s customers.

Voice.  Voice revenues include subscriber fees from residential voice subscribers, along with related installation charges, as well as fees collected on behalf of governmental authorities.

Other.  Other revenues include revenues from home monitoring and security services and other residential subscriber-related fees.

Business services.  Business services revenues consist of revenues from the following business services:

Video.  Video revenues include the same categories described above under residential video revenues for fees received from business video subscribers.

High-speed data.  High-speed data revenues primarily include business subscriber fees for the Company’s high-speed data service and installation charges. High-speed data revenues also include amounts generated by the sale of commercial networking and point-to-point transport services, such as Metro Ethernet services.

Voice.  Voice revenues include subscriber fees from business voice subscribers, along with related installation charges, as well as fees collected on behalf of governmental authorities.

Wholesale transport.  Wholesale transport revenues primarily include amounts generated by the sale of point-to-point transport services offered to wireless telephone providers (i.e., cell tower backhaul) and competitive carriers.

TIME WARNER CABLE INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS

OF OPERATIONS AND FINANCIAL CONDITION—(Continued)

Other.    Other revenues primarily include revenues from managed and outsourced IT solutions and cloud services provided by NaviSite, revenues from business monitoring and security services and other business subscriber-related fees.

Advertising.    Advertising revenues include the fees charged to local, regional and national advertising customers for advertising placed on the Company’s video and high-speed data services, as well as revenues from advertising inventory sold on behalf of other video distributors. Currently, most advertising revenues are derived from advertising placed on video services, but the Company expects a growing percentage of advertising revenues will be derived from non-video sources in the future.

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

Costs of revenues and selling, general and administrative expenses exclude depreciation expense, which is presented separately in the accompanying consolidated statement of operations.

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

Management uses OIBDA, among other measures, in evaluating the performance of the Company’s business because it eliminates the effects of (1) considerable amounts of noncash depreciation and amortization and (2) items not within the control of the Company’s operations managers (such as net income attributable to noncontrolling interests, income tax provision, other income (expense), net, and interest expense, net). Management believes that Free Cash Flow is an important indicator of the Company’s ability to generate cash, reduce net debt, pay dividends, repurchase common stock and make strategic investments, after the payment of cash taxes, interest and other cash items. Performance measures derived from OIBDA are also used in the Company’s annual incentive compensation programs. In addition, both of these measures are commonly used by analysts, investors and others in evaluating the Company’s performance and liquidity.

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

Basis of Presentation

Reclassifications

Certain reclassifications have been made to the prior year financial information to conform to the current year presentation, primarily including, as previously noted, the revised presentation of the Company’s revenues during the second quarter of 2011. This reclassification had no impact on the Company’s total revenues for the three and nine months ended September 30, 2010. Additionally, the Company reclassified certain sales-related customer care costs from costs of revenues to selling, general and administrative expenses. This reclassification had no impact on the Company’s Operating Income or net income attributable to TWC shareholders for the three and nine months ended September 30, 2010.

Recent Accounting Standards

See Note 2 to the accompanying consolidated financial statements for accounting standards adopted in 2011 and recently issued accounting standards not yet adopted.

RESULTS OF OPERATIONS

Three and Nine Months Ended September 30, 2011 Compared to Three and Nine Months Ended September 30, 2010

The following discussion provides an analysis of the Company’s results of operations and should be read in conjunction with the accompanying consolidated statement of operations, as well as the consolidated financial statements and notes thereto and MD&A included in the 2010 Form 10-K.

Revenues. Revenues by major category were as follows (in millions):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2011	2010	% Change	2011	2010	% Change
Residential services	$4,250	$4,167	2.0%	$12,809	$12,476	2.7%
Business services	387	287	34.8%	1,060	809	31.0%
Advertising	216	223	(3.1%)	638	612	4.2%
Other	58	57	1.8%	175	170	2.9%

Total	$4,911	$4,734	3.7%	$14,682	$14,067	4.4%

TIME WARNER CABLE INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS

OF OPERATIONS AND FINANCIAL CONDITION—(Continued)

Selected subscriber-related statistics were as follows (in thousands):

	September 30,
	2011	2010	% Change
Residential services:
Video(a)(b)	11,939	12,386	(3.6%)
High-speed data(b)(c)(d)	9,792	9,386	4.3%
Voice(d)(e)	4,481	4,324	3.6%

Primary service units(b)(f)	26,212	26,096	0.4%
Business services:
Video(a)	170	165	3.0%
High-speed data(c)(d)	375	324	15.7%
Voice(d)(e)	149	102	46.1%

Primary service units(f)	694	591	17.4%

Total primary service units(b)(f)	26,906	26,687	0.8%

Customer relationships(b)(g)	14,446	14,438	0.1%
Double play(b)(h)	4,881	4,904	(0.5%)
Triple play(i)	3,789	3,672	3.2%

(a)

Video subscriber numbers reflect billable subscribers who purchase at least the BST video programming tier. The determination of whether a video subscriber is categorized as residential or business is based on the type of subscriber purchasing the service.

(b)

During the second quarter of 2011, the Company acquired cable systems, resulting in an increase of 6,000 residential video subscribers, 3,000 residential high-speed data subscribers, 9,000 residential and total primary service units, 6,000 customer relationships and 3,000 double play subscribers. The acquired subscribers are reflected in the Company’s subscriber numbers as of September 30, 2011.

(c)

High-speed data subscriber numbers reflect billable subscribers who purchase any of the high-speed data services offered by TWC. High-speed data subscriber numbers do not include 27,000 and 10,000 mobile high-speed data subscribers as of September 30, 2011 and 2010, respectively.

(d)

The determination of whether a high-speed data or voice subscriber is categorized as residential or business is generally based upon the type of service provided to that subscriber. For example, if TWC provides a business service, the subscriber is classified as business.

(e)	Voice subscriber numbers reflect billable subscribers who purchase an IP-based telephony service.
(f)	Primary service unit numbers represent the sum of video, high-speed data and voice subscribers.
(g)

Customer relationships represent the number of subscribers who purchase at least one of the Company’s primary services. For example, a subscriber who purchases only high-speed data service and no video service will count as one customer relationship, and a subscriber who purchases both video and high-speed data services will also count as only one customer relationship.

(h)	Double play subscriber numbers reflect customers who subscribe to two of the Company’s primary services.
(i)	Triple play subscriber numbers reflect customers who subscribe to all three of the Company’s primary services.

Residential services revenues. The major components of residential services revenues were as follows (in millions):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2011	2010	% Change	2011	2010	% Change
Residential services:
Video	$2,624	$2,638	(0.5%)	$7,961	$7,954	0.1%
High-speed data	1,119	1,038	7.8%	3,328	3,064	8.6%
Voice	494	479	3.1%	1,484	1,422	4.4%
Other	13	12	8.3%	36	36	—

Total residential services	$4,250	$4,167	2.0%	$12,809	$12,476	2.7%

TIME WARNER CABLE INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS

OF OPERATIONS AND FINANCIAL CONDITION—(Continued)

Average monthly revenues per unit were as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2011	2010	% Change	2011	2010	% Change
Residential services:
Video(a)	$72.99	$70.64	3.3%	$73.07	$70.31	3.9%
High-speed data(b)	38.22	37.06	3.1%	38.21	36.90	3.6%
Voice(c)	36.72	37.05	(0.9%)	37.00	37.12	(0.3%)
Primary service units(d)	54.08	53.25	1.6%	54.30	53.22	2.0%

(a)	Average monthly residential video revenues per unit represents residential video revenues divided by the corresponding average residential video subscribers for the period.
(b)

Average monthly residential high-speed data revenues per unit represents residential high-speed data revenues divided by the corresponding average residential high-speed data subscribers for the period.

(c)	Average monthly residential voice revenues per unit represents residential voice revenues divided by the corresponding average residential voice subscribers for the period.
(d)

Average monthly residential revenues per residential primary service unit represents residential services revenues divided by the corresponding average residential primary service units for the period.

For the three months ended September 30, 2011, residential video revenues declined slightly primarily as a decrease in video subscribers was partially offset by increases in average revenues per subscriber. For the nine months ended September 30, 2011, residential video revenues increased slightly primarily due to growth in average revenues per subscriber, partially offset by a decrease in video subscribers. For both periods, the increase in average revenues per subscriber was primarily due to price increases, a greater percentage of subscribers purchasing higher-priced tiers of service and increased revenues from equipment rental and installation charges and DVR service, partially offset by decreases in transactional video-on-demand and premium channel revenues. The major components of residential video revenues were as follows (in millions):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2011	2010	% Change	2011	2010	% Change
Programming tiers(a)	$1,721	$1,746	(1.4%)	$5,231	$5,271	(0.8%)
Premium channels	200	212	(5.7%)	608	637	(4.6%)
Transactional video-on-demand	80	87	(8.0%)	256	281	(8.9%)
Video equipment rental and installation charges	341	327	4.3%	1,025	970	5.7%
DVR service	161	146	10.3%	475	434	9.4%
Franchise and other fees(b)	121	120	0.8%	366	361	1.4%

Total	$2,624	$2,638	(0.5%)	$7,961	$7,954	0.1%

(a)	Programming tier revenues include subscriber fees for the BST, CPST and DBT video programming tiers, as well as genre-based programming tiers, such as movie, sports and Spanish-language tiers.
(b)	Franchise and other fees include fees collected on behalf of franchising authorities and the FCC.

Residential high-speed data revenues increased primarily due to growth in high-speed data subscribers and increases in average revenues per subscriber (due to both price increases and a greater percentage of subscribers purchasing higher-priced tiers of service).

The increase in residential voice revenues was primarily due to growth in voice subscribers, partially offset by a slight decrease in average revenues per subscriber.

TIME WARNER CABLE INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS

OF OPERATIONS AND FINANCIAL CONDITION—(Continued)

Business services revenues. The major components of business services revenues were as follows (in millions):

	Dhange	Dhange	Dhange	Dhange	Dhange	Dhange
	Three Months Ended September 30,			Nine Months Ended September 30,
	2011	2010	% Change	2011	2010	% Change
Business services:
Video	$73	$67	9.0%	$212	$197	7.6%
High-speed data	187	159	17.6%	531	455	16.7%
Voice	52	34	52.9%	140	89	57.3%
Wholesale transport	39	25	56.0%	110	61	80.3%
Other(a)	36	2	NM	67	7	NM

Total business services	$387	$287	34.8%	$1,060	$809	31.0%

NM—Not meaningful.

(a)	2011 amounts primarily consist of revenues from NaviSite.

Business services revenues for the three and nine months ended September 30, 2011 increased primarily due to growth in high-speed data and voice subscribers, increased cell tower backhaul revenues and the acquisition of NaviSite in the second quarter of 2011. NaviSite’s revenues for the three months ended September 30, 2011 were $34 million and, from the date of acquisition (April 21, 2011) through September 30, 2011, were $60 million.

Advertising revenues. Advertising revenues for the three months ended September 30, 2011 decreased primarily due to a decline in political advertising revenues and weakness in the overall advertising market in TWC’s operating areas, partially offset by growth in lower margin revenues from advertising inventory sold on behalf of other video distributors (“advertising rep agreements”). For the nine months ended September 30, 2011, advertising revenues increased primarily due to growth in revenues from advertising rep agreements, partially offset by a decline in political advertising revenues. The Company expects that advertising revenues will decrease in the fourth quarter of 2011 compared to 2010 primarily due to a significant year-over-year decline in political advertising revenues, which totaled $42 million in the fourth quarter of 2010. As a result of this decline and the weakness in the overall advertising market in the third quarter of 2011, the Company now expects that advertising revenues for the year ended December 31, 2011 will be slightly lower than in 2010.

Costs of revenues. The major components of costs of revenues were as follows (in millions, except per subscriber data):

	Dhange	Dhange	Dhange	Dhange	Dhange	Dhange
	Three Months Ended September 30,			Nine Months Ended September 30,
	2011	2010	% Change	2011	2010	% Change
Video programming	$1,081	$1,044	3.5%	$3,264	$3,157	3.4%
Employee(a)	672	648	3.7%	1,964	1,904	3.2%
High-speed data	42	42	—	126	114	10.5%
Voice	136	168	(19.0%)	454	497	(8.7%)
Video franchise and other fees(b)	123	123	—	375	370	1.4%
Other direct operating costs(a)	232	196	18.4%	672	563	19.4%

Total	$2,286	$2,221	2.9%	$6,855	$6,605	3.8%

Costs of revenues as a percentage of revenues	46.5%	46.9%		46.7%	47.0%

Average monthly video programming costs per video subscriber	$29.65	$27.60	7.4%	$29.54	$27.55	7.2%

(a)

Employee and other direct operating costs include costs directly associated with the delivery of the Company’s video, high-speed data, voice and other services to subscribers and the maintenance of the Company’s delivery systems.

(b)	Video franchise and other fees include fees collected on behalf of franchising authorities and the FCC.

Costs of revenues increased 2.9% and 3.8% for the three and nine months ended September 30, 2011, respectively, primarily related to increases in video programming, employee and other direct operating costs, partially offset by a decrease in voice costs.

TIME WARNER CABLE INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS

OF OPERATIONS AND FINANCIAL CONDITION—(Continued)

The increase in video programming costs was primarily due to contractual rate increases and increased costs associated with retransmission of certain local broadcast stations, partially offset by a decline in video subscribers. From time to time, video programming costs are impacted by changes in cost estimates for programming services carried without a contract, reversals of previously accrued programming audit reserves and certain contract settlements. Such items reduced video programming costs for the three and nine months ended September 30, 2011 by approximately $10 million and $25 million, respectively, and reduced video programming costs for the three and nine months ended September 30, 2010 by approximately $15 million and $25 million, respectively. The Company expects the rate of growth in video programming costs per video subscriber in 2011 to be comparable to that of 2010.

Employee costs increased primarily as a result of higher headcount and compensation.

Voice costs consist of the direct costs associated with the delivery of voice services, including network connectivity costs. Voice costs declined primarily due to a decrease in delivery costs per subscriber as a result of the ongoing replacement of a third-party service provider of voice transport, switching and interconnection services, partially offset by growth in voice subscribers. This replacement process began in the fourth quarter of 2010 and is expected to continue through the first quarter of 2014. As a result, the Company expects average voice costs per voice subscriber will be lower in the fourth quarter of 2011 than in the fourth quarter of 2010.

Other direct operating costs increased as a result of increases in a number of categories, including costs associated with advertising rep agreements and fuel expense.

Selling, general and administrative expenses. The components of selling, general and administrative expenses were as follows (in millions):

	Dhange	Dhange	Dhange	Dhange	Dhange	Dhange
	Three Months Ended September 30,			Nine Months Ended September 30,
	2011	2010	% Change	2011	2010	% Change
Employee	$370	$331	11.8%	$1,097	$988	11.0%
Marketing	163	156	4.5%	482	463	4.1%
Bad debt(a)	41	37	10.8%	98	94	4.3%
Separation-related “make-up” equity award costs(b)	—	1	(100.0%)	—	5	(100.0%)
Other	269	274	(1.8%)	813	780	4.2%

Total	$843	$799	5.5%	$2,490	$2,330	6.9%

(a)

Bad debt expense includes amounts charged to expense associated with the Company’s allowance for doubtful accounts and collection expenses, net of late fees billed to subscribers. Late fees billed to subscribers were $35 million and $104 million for the three and nine months ended September 30, 2011, respectively, and $35 million and $102 million for the three and nine months ended September 30, 2010, respectively.

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

For the three and nine months ended September 30, 2011, selling, general and administrative expenses increased primarily as a result of increases in employee costs (primarily due to higher headcount and compensation), as well as higher consulting and professional fees for the nine months ended September 30, 2011.

Merger-related and restructuring costs. During the three and nine months ended September 30, 2011, the Company incurred merger-related costs of $4 million and $8 million, respectively, in connection with the pending NewWave and Insight acquisitions and, for the nine months ended September 30, 2011, the NaviSite acquisition. The Company expects to incur additional merger-related costs during the fourth quarter of 2011.

TIME WARNER CABLE INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS

OF OPERATIONS AND FINANCIAL CONDITION—(Continued)

The Company incurred restructuring costs of $17 million and $28 million for the three and nine months ended September 30, 2011, respectively, compared to $13 million and $44 million for the three and nine months ended September 30, 2010, respectively. These restructuring costs were primarily related to headcount reductions of approximately 210 and 700 during the nine months ended September 30, 2011 and 2010, respectively, and other exit costs, including the termination of a facility lease during the second quarter of 2010. The Company expects to incur additional restructuring costs of approximately $25 million during the fourth quarter of 2011 to improve operating efficiency, primarily related to headcount reductions.

Reconciliation of OIBDA to Operating Income. The following table reconciles OIBDA to Operating Income. In addition, the table provides the components from Operating Income to net income attributable to TWC shareholders for purposes of the discussions that follow (in millions):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2011	2010	% Change	2011	2010	% Change
OIBDA	$1,761	$1,701	3.5%	$5,301	$5,088	4.2%
Depreciation	(750)	(745)	0.7%	(2,238)	(2,237)	—
Amortization	(9)	(29)	(69.0%)	(23)	(156)	(85.3%)

Operating Income	1,002	927	8.1%	3,040	2,695	12.8%
Interest expense, net	(383)	(346)	10.7%	(1,112)	(1,034)	7.5%
Other expense, net	(22)	(25)	(12.0%)	(84)	(58)	44.8%

Income before income taxes	597	556	7.4%	1,844	1,603	15.0%
Income tax provision	(241)	(193)	24.9%	(741)	(683)	8.5%

Net income	356	363	(1.9%)	1,103	920	19.9%
Less: Net income attributable to noncontrolling interests	—	(3)	(100.0%)	(2)	(4)	(50.0%)

Net income attributable to TWC shareholders	$356	$360	(1.1%)	$1,101	$916	20.2%

OIBDA. OIBDA increased principally as a result of revenue growth, partially offset by higher costs of revenues and selling, general and administrative expenses, as discussed above. Included within OIBDA for the three and nine months ended September 30, 2011 are NaviSite revenues of $34 million and $60 million, respectively, and operating expenses of $27 million and $46 million, respectively.

The Company expects to incur start up losses of approximately $75 million during 2011 related to the Company’s mobile high-speed data service and other new services, such as advanced home monitoring and security services, of which approximately $20 million and $50 million were incurred during the three and nine months ended September 30, 2011, respectively. The results for the three and nine months ended September 30, 2010 included start up losses of approximately $15 million and $30 million, respectively, related to mobile high-speed data service.

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

Interest expense, net. Interest expense, net, increased primarily due to higher average debt outstanding during the three and nine months ended September 30, 2011 as compared to 2010 as a result of the public debt issuances in November 2010 and the 2011 Bond Offerings, partially offset by benefits received from interest rate swaps.

TIME WARNER CABLE INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS

OF OPERATIONS AND FINANCIAL CONDITION—(Continued)

Other expense, net. Other expense, net, detail is shown in the table below (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Loss from equity investments, net(a)	$(30)	$(27)	$(87)	$(68)
Gain (loss) on equity award reimbursement obligation to Time Warner(b)	8	(2)	3	5
Other	—	4	—	5

Other expense, net	$(22)	$(25)	$(84)	$(58)

(a)

Loss from equity investments, net, primarily consists of losses incurred by Clearwire Communications LLC (“Clearwire Communications”). During the third quarter of 2011, the balance of the Company’s investment in Clearwire Communications included in the accompanying consolidated balance sheet was reduced to $0.

(b)	See Note 7 to the accompanying consolidated financial statements for a discussion of the Company’s accounting for its equity award reimbursement obligation to Time Warner.

Income tax provision. For the three months ended September 30, 2011 and 2010, the Company recorded income tax provisions of $241 million and $193 million, respectively. For the nine months ended September 30, 2011 and 2010, the Company recorded income tax provisions of $741 million and $683 million, respectively. The effective tax rates were 40.4% and 34.7% for the three months ended September 30, 2011 and 2010, respectively, and 40.2% and 42.6% for the nine months ended September 30, 2011 and 2010, respectively.

The income tax provisions and the effective tax rates for the three and nine months ended September 30, 2011 included benefits of $2 million and $17 million (which includes $9 million recorded during the second quarter of 2011 that related to 2010), respectively, from the domestic production activities deduction under Section 199 of the Internal Revenue Code of 1986, as amended. The income tax provisions and the effective tax rates for the three and nine months ended September 30, 2010 benefited from adjustments of $23 million and $29 million, respectively, to the Company’s valuation allowance for deferred tax assets associated with an equity-method investment.

Additionally, the income tax provisions and the effective tax rates for the three and nine months ended September 30, 2011 and 2010 were impacted by the reversal of deferred income tax assets associated with Time Warner stock option awards held by TWC employees, net of excess tax benefits realized upon the exercise of TWC stock options or vesting of TWC RSUs, as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Time Warner stock option activity	$(7)	$—	$(56)	$(76)
TWC equity award activity	5	2	42	8

Net income tax benefit (expense)	$(2)	$2	$(14)	$(68)

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

Absent the impacts of the above items, the effective tax rates would have been 40.4% and 39.2% for the three months ended September 30, 2011 and 2010, respectively, and 40.3% and 40.2% for the nine months ended September 30, 2011 and 2010, respectively.

TIME WARNER CABLE INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS

OF OPERATIONS AND FINANCIAL CONDITION—(Continued)

Net income attributable to TWC shareholders and net income per common share attributable to TWC common shareholders. Net income attributable to TWC shareholders and net income per common share attributable to TWC common shareholders were as follows for the three and nine months ended September 30, 2011 and 2010 (in millions, except per share data):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2011	2010	% Change	2011	2010	% Change
Net income attributable to TWC shareholders	$356	$360	(1.1%)	$1,101	$916	20.2%

Net income per common share attributable to TWC common shareholders:
Basic	$1.09	$1.00	9.0%	$3.28	$2.56	28.1%

Diluted	$1.08	$1.00	8.0%	$3.24	$2.55	27.1%

Net income attributable to TWC shareholders for the three months ended September 30, 2011 decreased slightly primarily due to increases in income tax expense, net, and interest expense, net, partially offset by an increase in Operating Income, each as discussed above. Net income attributable to TWC shareholders for the nine months ended September 30, 2011 increased primarily due to an increase in Operating Income, which was partially offset by increases in interest expense, net, income tax expense, net, and other expense, net, each as discussed above. Net income per common share attributable to TWC common shareholders for the three and nine months ended September 30, 2011 benefited from lower average common shares outstanding as a result of share repurchases under the Stock Repurchase Program.

FINANCIAL CONDITION AND LIQUIDITY

Management believes that cash generated by or available to TWC should be sufficient to fund its capital and liquidity needs for the next twelve months and for the foreseeable future thereafter, including the pending NewWave and Insight acquisitions, quarterly dividend payments, common stock repurchases and maturities of long-term debt. TWC’s sources of cash include cash and equivalents on hand, cash provided by operating activities, borrowing capacity under its committed credit facility and commercial paper program, as well as access to capital markets.

The Company generally invests its cash and equivalents in a combination of money market, government and treasury funds, as well as other similar instruments, in accordance with the Company’s investment policy of diversifying its investments and limiting the amount of its investments in a single entity or fund. As of September 30, 2011, nearly all of the Company’s cash and equivalents was invested in money market funds and income earning bank deposits, including certificates of deposit, with no more than 10% invested in any one fund or deposit.

TWC’s unused committed financial capacity was $9.429 billion as of September 30, 2011, reflecting $5.573 billion of cash and equivalents and $3.856 billion of available borrowing capacity under the Company’s $4.0 billion senior unsecured three-year revolving credit facility (the “Revolving Credit Facility”).

Current Financial Condition

As of September 30, 2011, the Company had $26.473 billion of debt, $5.573 billion of cash and equivalents (net debt of $20.900 billion, defined as total debt less cash and equivalents), $300 million of mandatorily redeemable non-voting Series A Preferred Equity Membership Units (the “TW NY Cable Preferred Membership Units”) issued by a subsidiary of TWC, Time Warner NY Cable LLC (“TW NY Cable”), and $7.647 billion of total TWC shareholders’ equity. As of December 31, 2010, the Company had $23.121 billion of debt, $3.047 billion of cash and equivalents (net debt of $20.074 billion), $300 million of TW NY Cable Preferred Membership Units and $9.210 billion of total TWC shareholders’ equity.

TIME WARNER CABLE INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS

OF OPERATIONS AND FINANCIAL CONDITION—(Continued)

The following table shows the significant items contributing to the change in net debt from December 31, 2010 to September 30, 2011 (in millions):

Balance as of December 31, 2010	$20,074
Cash provided by operating activities	(4,344)
Capital expenditures	1,995
Repurchases of common stock	2,291
Dividends paid	488
NaviSite acquisition, net(a)	323
Increase in the fair value of debt subject to interest rate swaps(b)	147
Proceeds from exercise of stock options	(109)
All other, net	35

Balance as of September 30, 2011	$20,900

(a)	In addition to the NaviSite purchase price, amount includes the repayment of NaviSite’s debt and capital leases assumed.
(b)

The increase in the fair value of debt subject to interest rate swaps is equal to the increase in the fair value of the underlying swaps, which are separately recorded as assets in the accompanying consolidated balance sheet. See Note 7 to the accompanying consolidated financial statements for a discussion of the Company’s accounting for its interest rate swaps.

On April 28, 2011, TWC filed a shelf registration statement on Form S-3 with the Securities and Exchange Commission (the “SEC”) that allows TWC to offer and sell from time to time a variety of securities.

On October 20, 2011, the Company’s Board of Directors declared a quarterly cash dividend of $0.48 per share of TWC common stock, payable in cash on December 15, 2011 to stockholders of record at the close of business on November 30, 2011.

From the inception of the Stock Repurchase Program through October 25, 2011, the Company repurchased 41.0 million shares of TWC common stock for $2.882 billion. As of October 25, 2011, the Company had $1.118 billion remaining under the Stock Repurchase Program.

As previously discussed, on August 15, 2011, TWC entered into the Merger Agreement to acquire Insight and its subsidiaries. TWC agreed to pay $3.0 billion in cash for Insight, as reduced by Insight’s indebtedness for borrowed money and similar obligations and subject to customary adjustments. Additionally, in June 2011, TWC entered into an agreement with NewWave to acquire certain cable systems in Kentucky and western Tennessee for approximately $260 million in cash. The transactions, which are subject to certain regulatory approvals and customary closing conditions, are expected to close in the first half of 2012 and the fourth quarter of 2011, respectively. See Note 4 to the accompanying consolidated financial statements for additional information on these acquisitions.

Cash Flows

Cash and equivalents increased $2.526 billion and $80 million for the nine months ended September 30, 2011 and 2010, respectively. Components of these changes are discussed below in more detail.

TIME WARNER CABLE INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS

OF OPERATIONS AND FINANCIAL CONDITION—(Continued)

Operating Activities

Details of cash provided by operating activities are as follows (in millions):

	Nine Months Ended September 30,
	2011	2010
OIBDA	$5,301	$5,088
Noncash equity-based compensation	88	82
Net interest payments(a)	(1,128)	(1,068)
Pension plan contributions	(79)	(52)
Net income tax refunds (payments)(b)	167	(360)
Net merger-related and restructuring accruals (payments)	(5)	3
All other, net, including working capital changes	—	81

Cash provided by operating activities	$4,344	$3,774

(a)	Amounts include interest income received (including amounts received under interest rate swaps) of $118 million and $81 million for the nine months ended September 30, 2011 and 2010, respectively.
(b)	Amounts include income tax refunds received of $271 million and $90 million for the nine months ended September 30, 2011 and 2010, respectively.

Cash provided by operating activities increased from $3.774 billion for the nine months ended September 30, 2010 to $4.344 billion for the nine months ended September 30, 2011. This increase was primarily related to changes in income tax refunds and payments (discussed below) and an increase in OIBDA, partially offset by a change in working capital requirements and an increase in net interest payments.

On September 27, 2010, the Small Business Jobs Act was enacted, which provided for a bonus depreciation deduction of 50% of the cost of the Company’s qualified capital expenditures retroactive to the beginning of 2010. Additionally, on December 17, 2010, the Tax Relief, Unemployment Insurance Reauthorization and Job Creation Act of 2010 was enacted, which provides for a bonus depreciation deduction of 100% of the cost of the Company’s qualified capital expenditures from September 8, 2010 through December 31, 2011. As a result of these Acts, the Company received an income tax refund of $270 million in the first quarter of 2011. Due to this refund and the benefit of 100% bonus depreciation through December 31, 2011, the Company expects net income tax refunds for the year ended December 31, 2011 to be approximately $50 million.

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

The Company contributed $79 million to its qualified and nonqualified noncontributory defined benefit pension plans during the nine months ended September 30, 2011 and may make additional discretionary cash contributions to its pension plans during the fourth quarter of 2011.

TIME WARNER CABLE INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS

OF OPERATIONS AND FINANCIAL CONDITION—(Continued)

Investing Activities

Details of cash used by investing activities are as follows (in millions):

	Nine Months Ended September 30,
	2011	2010
Acquisitions and investments, net of cash acquired and distributions received:
NaviSite acquisition	$(263)	$—
Sterling Entertainment Enterprises, LLC(a)	—	60
The Reserve Fund’s Primary Fund(b)	—	35
All other	(70)	(40)
Capital expenditures	(1,995)	(2,148)
Other investing activities	21	7

Cash used by investing activities	$(2,307)	$(2,086)

(a)	2010 amount represents distributions received from Sterling Entertainment Enterprises, LLC (d/b/a SportsNet New York), an equity-method investee.
(b)	2010 amount reflects the receipt of the Company’s pro rata share of partial distributions made by The Reserve Fund’s Primary Fund.

Cash used by investing activities increased from $2.086 billion for the nine months ended September 30, 2010 to $2.307 billion for the nine months ended September 30, 2011. This increase was principally due to the acquisition of NaviSite in the second quarter of 2011, partially offset by a decline in capital expenditures. The Company expects that capital expenditures will be less than $3.0 billion in 2011.

TWC’s capital expenditures included the following major categories (in millions):

	Nine Months Ended September 30,
	2011	2010
Customer premise equipment(a)	$779	$883
Scalable infrastructure(b)	503	513
Line extensions(c)	223	262
Upgrades/rebuilds(d)	73	117
Support capital(e)	417	373

Total capital expenditures	$1,995	$2,148

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

(e)

Amounts represent all other capital purchases required to run day-to-day operations. These costs typically include vehicles, land and buildings, computer hardware/software, office equipment, furniture and fixtures, tools and test equipment. Amounts include capitalized software costs of $213 million and $131 million for the nine months ended September 30, 2011 and 2010, respectively.

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

Financing Activities

Details of cash provided (used) by financing activities are as follows (in millions):

	Nine Months Ended September 30,
	2011	2010
Borrowings (repayments), net(a)	$—	$(1,261)
Borrowings	3,227	—
Repayments(b)	(44)	(8)
Debt issuance costs	(24)	—
Proceeds from exercise of stock options	109	86
Excess tax benefit from equity-based compensation	46	15
Dividends paid	(488)	(432)
Repurchases of common stock(c)	(2,291)	—
Other financing activities	(46)	(8)

Cash provided (used) by financing activities	$489	$(1,608)

(a)	Borrowings (repayments), net, reflects borrowings under the Company’s commercial paper program with original maturities of three months or less, net of repayments of such borrowings.
(b)	2011 amount represents the repayment of NaviSite’s debt at the closing of the NaviSite acquisition.
(c)

2011 amount includes 0.6 million shares of TWC common stock repurchased during the fourth quarter of 2010 for $43 million that settled in January 2011 and excludes 0.3 million shares of TWC common stock repurchased during the third quarter of 2011 for $17 million that settled in October 2011.

Cash provided by financing activities was $489 million for the nine months ended September 30, 2011 while cash used by financing activities was $1.608 billion for the nine months ended September 30, 2010. Cash provided by financing activities for the nine months ended September 30, 2011 primarily consisted of the net proceeds from the 2011 Bond Offerings, partially offset by repurchases of TWC common stock and the payment of quarterly cash dividends. Cash used by financing activities for the nine months ended September 30, 2010 primarily included net repayments under the Company’s commercial paper program and the payment of quarterly cash dividends.

TIME WARNER CABLE INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS

OF OPERATIONS AND FINANCIAL CONDITION—(Continued)

Free Cash Flow

Reconciliation of cash provided by operating activities to Free Cash Flow. The following table reconciles cash provided by operating activities to Free Cash Flow (in millions):

	Nine Months Ended September 30,
	2011	2010
Cash provided by operating activities	$4,344	$3,774
Add: Excess tax benefit from equity-based compensation	46	15
Less:
Capital expenditures	(1,995)	(2,148)
Cash paid for other intangible assets	(36)	(21)
Other	(4)	(1)

Free Cash Flow	$2,355	$1,619

Free Cash Flow increased from $1.619 billion for the nine months ended September 30, 2010 to $2.355 billion for the nine months ended September 30, 2011, primarily as a result of an increase in cash provided by operating activities and a decrease in capital expenditures, as discussed above.

Outstanding Debt and Mandatorily Redeemable Preferred Equity and Available Financial Capacity

Debt and mandatorily redeemable preferred equity as of September 30, 2011 and December 31, 2010 were as follows:

			Outstanding Balance as of
	Maturity	Interest Rate	September 30, 2011	December 31, 2010
			(in millions)
TWC notes and debentures(a)	2012-2041	5.813%(b)	$23,769	$20,418
TWE notes and debentures(c)	2012-2033	7.571%(b)	2,687	2,700
Revolving credit facility(d)	2013		—	—
Commercial paper program	2013		—	—
Capital leases	2013-2017		17	3

Total debt(e)			26,473	23,121
TW NY Cable Preferred Membership Units	2013	8.210%	300	300

Total debt and mandatorily redeemable preferred equity			$26,773	$23,421

(a)	Outstanding balance of TWC notes and debentures as of September 30, 2011 includes £623 million of 5.75% notes due 2031 valued at $971 million using the exchange rate at that date.
(b)	Rate represents a weighted-average effective interest rate as of September 30, 2011 and includes the effects of interest rate swaps and, for the TWC notes and debentures, cross-currency swaps.
(c)

Outstanding balance of TWE notes and debentures as of September 30, 2011 and December 31, 2010 includes an unamortized fair value adjustment of $81 million and $91 million, respectively, primarily consisting of the fair value adjustment recognized as a result of the 2001 merger of America Online, Inc. (now known as AOL Inc.) and Time Warner Inc. (now known as Historic TW Inc.).

(d)

TWC’s unused committed financial capacity was $9.429 billion as of September 30, 2011, reflecting $5.573 billion of cash and equivalents and $3.856 billion of available borrowing capacity under the Revolving Credit Facility (which reflects a reduction of $144 million for outstanding letters of credit backed by the Revolving Credit Facility).

(e)	Outstanding balance of total debt includes $1.774 billion of current maturities of long-term debt as of September 30, 2011 (none as of December 31, 2010).

TIME WARNER CABLE INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS

OF OPERATIONS AND FINANCIAL CONDITION—(Continued)

See “Overview—Recent Developments—2011 Bond Offerings,” Note 6 to the accompanying consolidated financial statements and the 2010 Form 10-K for further details regarding the Company’s outstanding debt and mandatorily redeemable preferred equity and other financing arrangements, including certain information about maturities, covenants and rating triggers related to such debt and financing arrangements. As of September 30, 2011, TWC was in compliance with the leverage ratio covenant of the Revolving Credit Facility, with a ratio of consolidated total debt as of September 30, 2011 to consolidated EBITDA for the twelve months ended September 30, 2011 of approximately 2.9 times. In accordance with the Revolving Credit Facility agreement, consolidated total debt as of September 30, 2011 was calculated as (a) total debt per the accompanying consolidated balance sheet less the TWE unamortized fair value adjustment (discussed above) and the fair value of debt subject to interest rate swaps, less (b) total cash per the accompanying consolidated balance sheet in excess of $25 million. In accordance with the Revolving Credit Facility agreement, consolidated EBITDA for the twelve months ended September 30, 2011 was calculated as OIBDA plus equity-based compensation expense. This leverage ratio is calculated without adjustments for pending acquisitions, such as the Insight acquisition.

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

Changes in Internal Control Over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

TIME WARNER CABLE INC.

CONSOLIDATED BALANCE SHEET

(Unaudited)

	September 30, 2011	December 31, 2010
	(in millions)
ASSETS
Current assets:
Cash and equivalents	$5,573	$3,047
Receivables, less allowances of $81 million and $74 million as of September 30, 2011 and December 31, 2010, respectively	708	718
Deferred income tax assets	201	150
Other current assets	205	425

Total current assets	6,687	4,340
Investments	781	866
Property, plant and equipment, net	13,506	13,873
Intangible assets subject to amortization, net	201	132
Intangible assets not subject to amortization	24,100	24,091
Goodwill	2,233	2,091
Other assets	605	429

Total assets	$48,113	$45,822

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$331	$529
Deferred revenue and subscriber-related liabilities	168	163
Accrued programming expense	825	765
Current maturities of long-term debt	1,774	—
Other current liabilities	1,547	1,629

Total current liabilities	4,645	3,086
Long-term debt	24,699	23,121
Mandatorily redeemable preferred equity issued by a subsidiary	300	300
Deferred income tax liabilities, net	10,186	9,637
Other liabilities	629	461
Commitments and contingencies (Note 13)
TWC shareholders’ equity:
Common stock, $0.01 par value, 320.6 million and 348.3 million shares issued and outstanding as of September 30, 2011 and December 31, 2010, respectively	3	3
Additional paid-in capital	8,293	9,444
Retained earnings (accumulated deficit)	(279)	54
Accumulated other comprehensive loss, net	(370)	(291)

Total TWC shareholders’ equity	7,647	9,210
Noncontrolling interests	7	7

Total equity	7,654	9,217

Total liabilities and equity	$48,113	$45,822

See accompanying notes.

TIME WARNER CABLE INC.

CONSOLIDATED STATEMENT OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(in millions, except per share data)
Revenues	$4,911	$4,734	$14,682	$14,067
Costs and expenses:
Costs of revenues(a)	2,286	2,221	6,855	6,605
Selling, general and administrative(a)	843	799	2,490	2,330
Depreciation	750	745	2,238	2,237
Amortization	9	29	23	156
Merger-related and restructuring costs	21	13	36	44

Total costs and expenses	3,909	3,807	11,642	11,372

Operating Income	1,002	927	3,040	2,695
Interest expense, net	(383)	(346)	(1,112)	(1,034)
Other expense, net	(22)	(25)	(84)	(58)

Income before income taxes	597	556	1,844	1,603
Income tax provision	(241)	(193)	(741)	(683)

Net income	356	363	1,103	920
Less: Net income attributable to noncontrolling interests	—	(3)	(2)	(4)

Net income attributable to TWC shareholders	$356	$360	$1,101	$916

Net income per common share attributable to TWC common shareholders:
Basic	$1.09	$1.00	$3.28	$2.56

Diluted	$1.08	$1.00	$3.24	$2.55

Average common shares outstanding:
Basic	323.8	355.5	333.7	354.4

Diluted	329.1	361.0	339.4	359.4

Cash dividends declared per share of common stock	$0.48	$0.40	$1.44	$1.20

(a)	Costs of revenues and selling, general and administrative expenses exclude depreciation.

See accompanying notes.

TIME WARNER CABLE INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2011	2010
	(in millions)
OPERATING ACTIVITIES
Net income	$1,103	$920
Adjustments for noncash and nonoperating items:
Depreciation	2,238	2,237
Amortization	23	156
Loss from equity investments, net of cash distributions	98	83
Deferred income taxes	575	461
Equity-based compensation expense	88	82
Excess tax benefit from equity-based compensation	(46)	(15)
Changes in operating assets and liabilities, net of acquisitions and dispositions:
Receivables	34	(14)
Accounts payable and other liabilities	8	(226)
Other changes	223	90

Cash provided by operating activities	4,344	3,774

INVESTING ACTIVITIES
Acquisitions and investments, net of cash acquired and distributions received	(333)	55
Capital expenditures	(1,995)	(2,148)
Other investing activities	21	7

Cash used by investing activities	(2,307)	(2,086)

FINANCING ACTIVITIES
Borrowings (repayments), net(a)	—	(1,261)
Borrowings(b)	3,227	—
Repayments(b)	(44)	(8)
Debt issuance costs	(24)	—
Proceeds from exercise of stock options	109	86
Excess tax benefit from equity-based compensation	46	15
Dividends paid	(488)	(432)
Repurchases of common stock	(2,291)	—
Other financing activities	(46)	(8)

Cash provided (used) by financing activities	489	(1,608)

Increase in cash and equivalents	2,526	80
Cash and equivalents at beginning of period	3,047	1,048

Cash and equivalents at end of period	$5,573	$1,128

(a)	Borrowings (repayments), net, reflects borrowings under the Company’s commercial paper program with original maturities of three months or less, net of repayments of such borrowings.
(b)	Amounts represent borrowings and repayments related to debt instruments with original maturities greater than three months.

See accompanying notes.

TIME WARNER CABLE INC.

CONSOLIDATED STATEMENT OF EQUITY

(Unaudited)

	shareholders'	shareholders'	shareholders'
	TWC Shareholders’ Equity	Non- controlling Interests	Total Equity
	(in millions)
Balance as of December 31, 2009	$8,685	$4	$8,689
Net income	916	4	920
Change in pension benefit obligation, net of $20 million tax effect	30	—	30

Comprehensive income	946	4	950
Equity-based compensation expense	82	—	82
Shares issued upon exercise of stock options	95	—	95
Cash dividends declared ($1.20 per common share)	(432)	—	(432)
Other changes(a)	49	—	49

Balance as of September 30, 2010	$9,425	$8	$9,433

Balance as of December 31, 2010	$9,210	$7	$9,217
Net income	1,101	2	1,103
Change in losses on derivative financial instruments, net of $(53) million tax effect	(81)	—	(81)
Change in pension benefit obligation, net of $1 million tax effect	2	—	2

Comprehensive income	1,022	2	1,024
Equity-based compensation expense	88	—	88
Shares issued upon exercise of stock options	109	—	109
Repurchase and retirement of common stock	(2,265)	—	(2,265)
Cash dividends declared ($1.44 per common share)	(488)	—	(488)
Other changes	(29)	(2)	(31)

Balance as of September 30, 2011	$7,647	$7	$7,654

(a)	Amount primarily represents the true-up of TWC’s deferred income tax asset associated with vested Time Warner Inc. stock options.

See accompanying notes.

TIME WARNER CABLE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Description of Business

Time Warner Cable Inc. (together with its subsidiaries, “TWC” or the “Company”) is among the largest providers of video, high-speed data and voice services in the U.S., with technologically advanced, well-clustered cable systems located mainly in five geographic areas – New York State (including New York City), the Carolinas, Ohio, Southern California (including Los Angeles) and Texas. TWC’s business services also include networking and transport services and, through its wholly owned subsidiary, NaviSite, Inc. (“NaviSite”), managed and outsourced information technology solutions and cloud services (discussed further in Note 4). TWC also sells advertising to a variety of national, regional and local advertising customers.

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

Reclassifications

Certain reclassifications have been made to the prior year financial information to conform to the current year presentation, primarily including the revised presentation of the Company’s revenues during the second quarter of 2011. This reclassification had no impact on the Company’s total revenues for the three and nine months ended September 30, 2010. Additionally, the Company reclassified certain sales-related customer care costs from costs of revenues to selling, general and administrative expenses. This reclassification had no impact on the Company’s Operating Income or net income attributable to TWC shareholders for the three and nine months ended September 30, 2010.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Accounting Standards Not Yet Adopted

Fair Value Measurements and Related Disclosures

In May 2011, the FASB issued authoritative guidance that provides a uniform framework for fair value measurements and related disclosures between GAAP and International Financial Reporting Standards. Additional disclosure requirements under this guidance include: (1) for Level 3 fair value measurements, quantitative information about unobservable inputs used, a description of the valuation processes used by the entity, and a qualitative discussion about the sensitivity of the measurements to changes in the unobservable inputs; (2) for an entity’s use of a nonfinancial asset that is different from the asset’s highest and best use, the reason for the difference; (3) for financial instruments not measured at fair value but for which disclosure of fair value is required, the fair value hierarchy level in which the fair value measurements were determined; and (4) the disclosure of all transfers between Level 1 and Level 2 of the fair value hierarchy. This guidance will be effective for TWC on January 1, 2012 and is not expected to have a material impact on the Company’s consolidated financial statements.

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

Testing Goodwill for Impairment

In September 2011, the FASB issued authoritative guidance that allows an entity to use a qualitative approach to test goodwill for impairment. Under this guidance, an entity has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. In addition, an entity has the option to bypass the qualitative assessment for any reporting unit in any period and proceed directly to performing the first step of the two-step goodwill impairment test. This guidance will be effective for TWC’s goodwill impairment tests performed after December 31, 2011 and is not expected to have a material impact on the Company’s consolidated financial statements.

Disclosures about an Employer’s Participation in a Multiemployer Plan

In September 2011, the FASB issued authoritative guidance that requires employers that participate in multiemployer pension plans to provide additional quantitative and qualitative disclosures about such employer’s participation. Additional disclosure requirements under this guidance include: (a) the significant multiemployer plans in which an employer participates, (b) the level of an employer’s participation in the significant multiemployer plans, (c) the financial health of the significant multiemployer plans and (d) the nature of the employer commitments to the plans. This guidance will be effective for TWC’s Annual Report on Form 10-K for the year ended December 31, 2011 and is not expected to have a material impact on the Company’s consolidated financial statements.

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

Set forth below is a reconciliation of net income attributable to TWC common shareholders per basic and diluted common share (in millions, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Net income attributable to TWC shareholders	$356	$360	$1,101	$916
Less: Net income allocated to participating securities(a)	(2)	(3)	(7)	(7)

Net income attributable to TWC common shareholders	$354	$357	$1,094	$909

Average basic common shares outstanding	323.8	355.5	333.7	354.4
Dilutive effect of non-participating equity awards	2.4	2.3	2.7	2.2
Dilutive effect of participating equity awards(a)	2.9	3.2	3.0	2.8

Average diluted common shares outstanding	329.1	361.0	339.4	359.4

Net income per common share attributable to TWC common shareholders:
Basic	$1.09	$1.00	$3.28	$2.56

Diluted	$1.08	$1.00	$3.24	$2.55

(a)	The Company’s restricted stock units granted to employees and non-employee directors are considered participating securities with respect to regular quarterly cash dividends.

Diluted net income per common share attributable to TWC common shareholders for the three and nine months ended September 30, 2011 excludes 1.9 million common shares that may be issued under the Company’s equity-based compensation plans because they do not have a dilutive effect. For the three and nine months ended September 30, 2010, antidilutive common shares related to equity-based compensation plans were insignificant.

4.	BUSINESS ACQUISITIONS

NaviSite Acquisition

On April 21, 2011, TWC completed its acquisition of NaviSite for $263 million, net of cash acquired. At closing, TWC also repaid $44 million of NaviSite’s debt. NaviSite’s financial results have been included in the Company’s consolidated financial statements from the acquisition date and did not significantly impact the Company’s consolidated financial results for the three and nine months ended September 30, 2011.

As part of the purchase price allocation, TWC recorded goodwill of $141 million and allocated $63 million to property, plant and equipment (e.g., computer hardware) and $56 million to intangible assets subject to amortization (e.g., customer relationships, trademarks and developed technology) with a weighted-average amortization period of 6.71 years. The purchase price allocation, which primarily used a discounted cash flow approach with respect to identified intangible assets and a combination of the cost and market approaches with respect to property, plant and equipment, is being finalized, but the Company does not expect any material changes to the allocation. The discounted cash flow approach was based upon management’s estimates of future cash flows and a discount rate consistent with the inherent risk of each of the acquired assets.

TIME WARNER CABLE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Cable System Acquisitions

On June 13, 2011, TWC entered into an agreement with NewWave Communications (“NewWave”) to acquire certain cable systems in Kentucky and western Tennessee serving roughly 130,000 primary service units (“PSUs”) for approximately $260 million in cash. The transaction, which is subject to certain regulatory approvals and customary closing conditions, is expected to close in the fourth quarter of 2011.

On August 15, 2011, TWC entered into an agreement (the “Merger Agreement”) with Insight Communications Company, Inc. (“Insight”) and a representative of its stockholders to acquire Insight and its subsidiaries, which operate cable systems in Kentucky, Indiana and Ohio that served approximately 1.5 million PSUs as of the date of the Merger Agreement. Pursuant to the Merger Agreement, a subsidiary of TWC will merge with and into Insight, with Insight surviving as a direct wholly owned subsidiary of the Company. TWC agreed to pay $3.0 billion in cash for Insight, as reduced by Insight’s indebtedness for borrowed money and similar obligations (including amounts outstanding under Insight’s credit agreement and senior notes due 2018, which totaled approximately $1.8 billion as of the date of the Merger Agreement) and subject to customary adjustments, including a reduction to the extent the number of Insight’s video subscribers at the closing is less than an agreed upon threshold, as well as a working capital adjustment. The transaction, which is expected to close in the first half of 2012, is subject to various customary closing conditions, including (i) receipt of Federal Communications Commission approvals and the consent of certain state and local franchising authorities to the change in ownership of the cable systems operated by Insight and (ii) the number of video subscribers served by Insight’s cable systems as of a specified date prior to the closing exceeding an agreed upon threshold. During the third quarter of 2011, the Federal Trade Commission’s review of the proposed merger concluded with the early termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976. There can be no assurances that the conditions to closing the transaction will be satisfied or waived, that the transaction will be completed or that the anticipated cost savings and other financial and operating benefits of the transaction will be fully realized or realized within the anticipated time frame.

The Merger Agreement is included as Exhibit 2 to this report and contains customary representations and warranties that TWC and Insight made to each other regarding, among other things, corporate organization, capitalization, authority, financial statements, legal proceedings, compliance with law and approvals. These representations and warranties were made solely for the benefit of the other party to the Merger Agreement. In addition, such representations and warranties (a) have been qualified by confidential disclosures made to the other party in connection with the Merger Agreement, (b) are subject to various materiality standards contained in the Merger Agreement, which may differ from what may be viewed as material by investors, (c) were made only as of the date of the Merger Agreement or such other date as is specified in the Merger Agreement, and (d) may have been included in the Merger Agreement for the purpose of allocating risk between TWC and Insight rather than establishing matters as facts. Accordingly, the Merger Agreement is included with this filing only to provide investors with information regarding the terms of the Merger Agreement, and not to provide investors with any other factual information regarding TWC, Insight or their respective businesses.

TIME WARNER CABLE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

5.	ANNUAL IMPAIRMENT TEST FOR INDEFINITE-LIVED INTANGIBLE ASSETS AND GOODWILL

As of September 30, 2011 and December 31, 2010, the carrying value of the Company’s indefinite-lived intangible assets and goodwill was as follows (in millions):

	Carrying Value as of
	September 30, 2011		December 31, 2010
	Cable Franchise Rights	Goodwill	Cable Franchise Rights	Goodwill
Midwest	$5,943	$562	$5,934	$562
Northeast	5,645	466	5,645	466
Carolinas	3,969	231	3,969	231
West	3,498	484	3,498	484
New York City	3,345	204	3,345	204
Texas	1,700	145	1,700	144
NaviSite	—	141	—	—

Total	$24,100	$2,233	$24,091	$2,091

Impairment Analysis Overview

The impairment test for intangible assets not subject to amortization (e.g., cable franchise rights) involves a comparison of the estimated fair value of the intangible asset with its carrying value. If the carrying value of the intangible asset exceeds its fair value, an impairment charge is recognized in an amount equal to that excess.

The impairment test for goodwill is conducted using a two-step process. The first step involves a comparison of the estimated fair value of each of the Company’s reporting units to its carrying amount, including goodwill. If the estimated fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is not impaired and the second step of the impairment test is not necessary. If the carrying amount of a reporting unit exceeds its estimated fair value, then the second step of the goodwill impairment test must be performed. The second step of the goodwill impairment test compares the implied fair value of the reporting unit’s goodwill with its goodwill carrying amount to measure the amount of impairment, if any. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination. In other words, the estimated fair value of the reporting unit is allocated to all of the assets and liabilities of that unit (including any unrecognized intangible assets) as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the purchase price paid. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment charge is recognized in an amount equal to that excess.

Annual Impairment Analysis Results

The Company concluded that its cable franchise rights and goodwill were not impaired as of the July 1, 2011 annual testing date. The estimates of fair value for the cable franchise rights were determined using a discounted cash flow (“DCF”) analysis. The DCF methodology entailed identifying the projected discrete cash flows related to the cable franchise rights and discounting them back to the valuation date. Significant judgments inherent in this analysis included the selection of appropriate discount rates, estimating the amount and timing of future cash flows attributable to cable franchise rights and identification of appropriate terminal growth rate assumptions. The discount rates used in the DCF analyses were intended to reflect the risk inherent in the projected future cash flows generated by the respective intangible assets.

TIME WARNER CABLE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

In performing the first step of the goodwill impairment test, the Company elected to carry forward the values ascribed to its reporting units during its previous annual impairment test. The election to carry forward values was based upon management’s determination, after reviewing events that have occurred and circumstances that have changed since the last test, that the likelihood that the carrying amount of its reporting units exceeded their fair value was remote. Additionally, under the previous test, the value of the Company’s reporting units significantly exceeded their carrying value. In making its determination, management considered changes in all of the significant variables impacting the fair value of its reporting units including, forecasted cash flows under its most recent long-range projections, changes in discount rates and changes in terminal growth rate assumptions.

6.	DEBT

TWC’s debt as of September 30, 2011 and December 31, 2010 was as follows (in millions):

		Outstanding Balance as of
	Maturity	September 30, 2011	December 31, 2010
Senior notes and debentures(a)(b)(c)	2012-2041	$26,456	$23,118
Revolving credit facility	2013	—	—
Commercial paper program	2013	—	—
Capital leases	2013-2017	17	3

Total debt		26,473	23,121
Less: Current maturities		(1,774)	—

Total long-term debt		$24,699	$23,121

(a)

Outstanding balance amounts as of September 30, 2011 and December 31, 2010 include an unamortized fair value adjustment of $81 million and $91 million, respectively, primarily consisting of the fair value adjustment recognized as a result of the 2001 merger of America Online, Inc. (now known as AOL Inc.) and Time Warner Inc. (now known as Historic TW Inc.) and exclude an unamortized discount of $174 million and $149 million, respectively. In addition, outstanding balance amounts include fair value adjustments for the portion of senior notes and debentures being hedged using interest rate swaps as discussed in Note 7 below.

(b)	Outstanding balance amount as of September 30, 2011 includes £623 million of 5.75% notes due 2031 valued at $971 million using the exchange rate at that date.
(c)	The weighted-average effective interest rate for senior notes and debentures as of September 30, 2011 is 5.993% and includes the effects of interest rate swaps and cross-currency swaps.

2011 Bond Offerings

On May 26, 2011, TWC issued £625 million in aggregate principal amount of 5.75% senior unsecured notes due 2031 (the “Sterling Notes”) and, on September 12, 2011, TWC issued $1.0 billion in aggregate principal amount of 4.0% senior unsecured notes due 2021 (the “2021 Notes”) and $1.250 billion in aggregate principal amount of 5.5% senior unsecured debentures due 2041 (the “2041 Debentures” and, together with the Sterling Notes and the 2021 Notes, the “2011 Debt Securities”), each in a public offering under a shelf registration statement on Form S-3. The 2011 Debt Securities are guaranteed by Time Warner Entertainment Company, L.P. (“TWE”) and TW NY Cable Holding Inc. (“TW NY”) (the “Guarantors”).

The 2011 Debt Securities were issued pursuant to an Indenture, dated as of April 9, 2007, as it may be amended from time to time (the “Indenture”), by and among the Company, the Guarantors and The Bank of New York Mellon, as trustee. The Indenture contains customary covenants relating to restrictions on the ability of the Company or any material subsidiary to create liens and on the ability of the Company and the Guarantors to consolidate, merge or convey or transfer substantially all of their assets. The Indenture also contains customary events of default.

TIME WARNER CABLE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The Sterling Notes mature on June 2, 2031 and interest is payable annually in arrears on June 2 of each year, beginning on June 2, 2012. The 2021 Notes and 2041 Debentures mature on September 1, 2021 and 2041, respectively, and interest is payable semi-annually in arrears on March 1 and September 1 of each year, beginning on March 1, 2012. The 2011 Debt Securities are unsecured senior obligations of the Company and rank equally with its other unsecured and unsubordinated obligations. The guarantees of the 2011 Debt Securities are unsecured senior obligations of the Guarantors and rank equally in right of payment with all other unsecured and unsubordinated obligations of the Guarantors.

The 2011 Debt Securities may be redeemed in whole or in part at any time at the Company’s option at a redemption price equal to the greater of (i) 100% of the applicable principal amount being redeemed and (ii) the sum of the present values of the remaining scheduled payments on the applicable 2011 Debt Securities discounted to the redemption date on an annual basis with respect to the Sterling Notes and on a semi-annual basis with respect to the 2021 Notes and the 2041 Debentures at a comparable government bond rate plus a designated number of basis points as further described in the Indenture and the applicable 2011 Debt Securities, plus, in each case, accrued but unpaid interest to, but not including, the redemption date.

The Company may offer to redeem all, but not less than all, of the Sterling Notes in the event of certain changes in the tax laws of the United States (or any taxing authority in the United States). This redemption would be at a redemption price equal to 100% of the principal amount, together with accrued and unpaid interest on the Sterling Notes to, but not including, the redemption date.

7.	DERIVATIVE FINANCIAL INSTRUMENTS

The fair values of the assets and liabilities associated with the Company’s derivative financial instruments recorded in the consolidated balance sheet as of September 30, 2011 and December 31, 2010 were as follows (in millions):

	Balance Sheet Location	September 30, 2011	December 31, 2010
Assets:
Derivatives designated as hedging instruments:
Interest rate swaps	Other current assets	$17	$—
Interest rate swaps	Other assets	306	176
Foreign currency forwards	Other current assets	—	1

Total assets		$323	$177

Liabilities:
Derivatives designated as hedging instruments:
Cross-currency swaps	Other liabilities	$168	$—
Derivatives not designated as hedging instruments:
Equity award reimbursement obligation	Other current liabilities	14	20

Total liabilities		$182	$20

Fair Value Hedges

The Company uses interest rate swaps to manage interest rate risk by effectively converting fixed-rate debt into variable-rate debt. Under such contracts, the Company is entitled to receive semi-annual interest payments at fixed rates and is required to make semi-annual interest payments at variable rates, without exchange of the underlying principal amount. Such contracts are designated as fair value hedges. As of September 30, 2011, the Company had entered into interest rate swaps on $7.850 billion principal amount of senior debt securities with maturities extending through May 2017. The Company recognizes no gain or loss related to its interest rate swaps because the changes in the fair values of such instruments are completely offset by the changes in the fair values of the hedged fixed-rate debt.

TIME WARNER CABLE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Cash Flow Hedges

The Company uses cross-currency swaps to manage foreign exchange risk related to foreign currency denominated debt by effectively converting foreign currency denominated debt, including annual interest payments and the payment of principal at maturity, to U.S. dollar denominated debt. Such contracts are designated as cash flow hedges. As of September 30, 2011, the Company had entered into cross-currency swaps to effectively convert the entire balance of its fixed-rate British pound sterling denominated debt to fixed-rate U.S. dollar denominated debt. The cross-currency swaps have maturities extending through June 2031. As of September 30, 2011, the fair value of the cross-currency swaps was $168 million, which is recorded in other liabilities, with an offset to accumulated other comprehensive loss, net. During the nine months ended September 30, 2011, the Company reclassified $37 million from accumulated other comprehensive loss, net, into other expense, net, to offset the $37 million re-measurement gain on the British pound sterling denominated debt. Additionally, the Company has used foreign exchange forward contracts to manage foreign exchange risk related to forecasted payments denominated in the Philippine peso made to vendors who provided customer care support services. Such contracts were designated as cash flow hedges. As of September 30, 2011, the Company had no outstanding foreign currency forwards related to forecasted payments denominated in the Philippine peso. Any ineffectiveness related to the Company’s cash flow hedges has been and is expected to be immaterial.

Equity Award Reimbursement Obligation

Upon the exercise of Time Warner Inc. (“Time Warner”) stock options held by TWC employees, TWC is obligated to reimburse Time Warner for the excess of the market price of Time Warner common stock on the day of exercise over the option exercise price (the “intrinsic” value of the award). The Company records the equity award reimbursement obligation at fair value in the consolidated balance sheet, which is estimated using the Black-Scholes model. The change in the equity award reimbursement obligation fluctuates primarily with the fair value and expected volatility of Time Warner common stock and changes in fair value are recorded in other expense, net in the period of change. As of September 30, 2011, the weighted-average remaining contractual term of outstanding Time Warner stock options held by TWC employees was 1.48 years. Refer to Note 8 for the changes in the fair value of the equity award reimbursement obligation.

8.	FAIR VALUE MEASUREMENTS

Derivative Financial Instruments

The fair values of derivative financial instruments classified as assets and liabilities as of September 30, 2011 and December 31, 2010 were as follows (in millions):

	September 30, 2011			December 31, 2010
	Fair Value Measurements			Fair Value Measurements

	Fair Value	Level 2	Level 3	Fair Value	Level 2	Level 3
Assets:
Interest rate swaps	$323	$323	$—	$176	$176	$—
Foreign currency forwards	—	—	—	1	1	—

Total	$323	$323	$—	$177	$177	$—

Liabilities:
Cross-currency swaps	$168	$168	$—	$—	$—	$—
Equity award reimbursement obligation	14	—	14	20	—	20

Total	$182	$168	$14	$20	$—	$20

TIME WARNER CABLE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The fair value of interest rate swaps, classified as Level 2, utilized a DCF analysis based on the terms of the contract and an interest rate curve. The fair value of foreign currency forwards, classified as Level 2, utilized a DCF analysis based on forward exchange rates less the contract rate multiplied by the notional amount. The fair value of cross currency forwards, classified as Level 2, utilized a DCF analysis based on forward interest and exchange rates. The fair value of the equity award reimbursement obligation, classified as Level 3, utilized a Black-Scholes model using the fair value and expected volatility of Time Warner common stock.

Changes in the fair value of the equity award reimbursement obligation, valued using significant unobservable inputs (Level 3), are presented below (in millions):

Balance as of December 31, 2009	$35
Gains recognized in other expense, net	(5)
Payments to Time Warner for awards exercised	(10)

Balance as of December 31, 2010	20
Gains recognized in other expense, net	(3)
Payments to Time Warner for awards exercised	(3)

Balance as of September 30, 2011	$14

Other Financial Instruments

The Company’s other financial instruments, excluding debt subject to interest rate swaps, are not required to be carried at fair value. Based on the level of interest rates prevailing at September 30, 2011 and December 31, 2010, the fair value of TWC’s fixed-rate debt and mandatorily redeemable preferred equity exceeded the carrying value by approximately $3.030 billion and $2.818 billion as of September 30, 2011 and December 31, 2010, respectively. Unrealized gains or losses on debt do not result in the realization or expenditure of cash and are not recognized for financial reporting purposes unless the debt is retired prior to its maturity. The carrying value for the majority of the Company’s other financial instruments approximates fair value due to the short-term nature of such instruments. The fair value of financial instruments is generally determined by reference to the market value of the instrument as quoted on a national securities exchange or in an over-the-counter market. In cases where a quoted market value is not available, fair value is based on an estimate using present value or other valuation techniques.

9.	TWC SHAREHOLDERS’ EQUITY

Common Stock Repurchase Program

On October 29, 2010, TWC’s Board of Directors authorized a $4.0 billion common stock repurchase program (the “Stock Repurchase Program”). Purchases under the Stock Repurchase Program may be made from time to time on the open market and in privately negotiated transactions. The size and timing of the Company’s purchases under the Stock Repurchase Program are based on a number of factors, including price, as well as business and market conditions. From January 1, 2011 through September 30, 2011, the Company repurchased 31.5 million shares of TWC common stock for $2.265 billion, including 0.3 million shares repurchased for $17 million that settled in October 2011. As of September 30, 2011, the Company had $1.220 billion remaining under the Stock Repurchase Program.

10.	EQUITY-BASED COMPENSATION

The Company currently has one active equity plan (the “2011 Plan”) under which TWC is authorized to grant restricted stock units (“RSUs”) and options to purchase shares of TWC common stock to its employees and non-employee directors. The 2011 Plan was approved at TWC’s annual meeting of stockholders in May 2011. Pursuant to the terms of the 2011 Plan, upon stockholder approval of the 2011 Plan, no further awards may be made under the Company’s 2006 Stock Incentive Plan. As of September 30, 2011, the 2011 Plan provides for issuance of up to 20.0 million shares of TWC common stock, of which 19.9 million shares were available for grant.

TIME WARNER CABLE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Equity-based compensation expense recognized for the three and nine months ended September 30, 2011 and 2010 is as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Restricted stock units	$16	$14	$58	$48
Stock options	7	7	30	34

Total equity-based compensation expense	$23	$21	$88	$82

Restricted Stock Units

For the nine months ended September 30, 2011, TWC granted 1.461 million RSUs at a weighted-average grant date fair value of $72.18 per RSU, including 158,000 RSUs subject to performance-based vesting conditions (“PBUs”) at a weighted-average grant date fair value of $72.05 per PBU. For the nine months ended September 30, 2010, TWC granted 1.941 million RSUs at a weighted-average grant date fair value of $45.18 per RSU. No PBUs were granted during 2010. Total unrecognized compensation cost related to unvested RSUs as of September 30, 2011, without taking into account expected forfeitures, is $144 million, which the Company expects to recognize over a weighted-average period of 2.70 years.

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

Stock Options

For the nine months ended September 30, 2011, TWC granted 2.236 million stock options at a weighted-average grant date fair value of $18.95 per option, including 262,000 stock options subject to performance-based vesting conditions (“PBOs”) at a weighted-average grant date fair value of $19.08 per PBO. For the nine months ended September 30, 2010, TWC granted 3.802 million stock options at a weighted-average grant date fair value of $10.95 per option. No PBOs were granted during 2010. Total unrecognized compensation cost related to unvested stock options as of September 30, 2011, without taking into account expected forfeitures, is $59 million, which the Company expects to recognize over a weighted-average period of 2.55 years.

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

TIME WARNER CABLE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The table below presents the assumptions used to value stock options at their grant date for the nine months ended September 30, 2011 and 2010 and reflects the weighted average of all awards granted within each period:

	Nine Months Ended September 30,
	2011	2010
Expected volatility	31.19%	31.39%
Expected term to exercise from grant date (in years)	6.42	6.73
Risk-free rate	2.81%	3.06%
Expected dividend yield	2.66%	3.54%

11.	PENSION COSTS

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

A summary of the components of net periodic benefit costs for the three and nine months ended September 30, 2011 and 2010 is as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Service cost	$33	$29	$99	$87
Interest cost	29	25	86	75
Expected return on plan assets	(38)	(32)	(112)	(95)
Amounts amortized	7	7	20	21

Net periodic benefit costs	$31	$29	$93	$88

After considering the funded status of the pension plans, movements in the discount rate, investment performance and related tax consequences, the Company may choose to make contributions to the pension plans. During the nine months ended September 30, 2011 and 2010, the Company made contributions of $79 million and $52 million, respectively, to the pension plans. As of September 30, 2011, there were no minimum required contributions for the qualified pension plans, but the Company may make additional discretionary cash contributions during the fourth quarter of 2011.

12.	MERGER-RELATED AND RESTRUCTURING COSTS

Merger-related Costs

For the three and nine months ended September 30, 2011, the Company incurred merger-related costs of $4 million and $8 million, respectively, in connection with the pending NewWave and Insight acquisitions and, for the nine months ended September 30, 2011, the NaviSite acquisition, all of which was paid during the three and nine months ended September 30, 2011, respectively.

Restructuring Costs

Beginning in the first quarter of 2009, the Company began a restructuring to improve operating efficiency, primarily related to headcount reductions and other exit costs, including the termination of a facility lease during the second quarter of 2010. Through September 30, 2011, the Company incurred costs of $161 million and made payments of $144 million related to this restructuring. Through December 31, 2010, the Company eliminated approximately 2,200 positions and eliminated approximately 210 additional positions during the nine months ended September 30, 2011. The Company expects to incur additional restructuring costs of approximately $25 million during the fourth quarter of 2011.

TIME WARNER CABLE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Information relating to this restructuring is as follows (in millions):

	TERMINATION	TERMINATION	TERMINATION
	Employee Terminations	Other Exit Costs	Total
Remaining liability as of December 31, 2009	$20	$1	$21
Costs incurred(a)	33	19	52
Cash paid(b)	(39)	(12)	(51)

Remaining liability as of December 31, 2010	14	8	22
Costs incurred(c)	17	11	28
Cash paid(d)	(18)	(15)	(33)

Remaining liability as of September 30, 2011(e)	$13	$4	$17

(a)	Of the total costs incurred in 2010, $13 million and $44 million was incurred during the three and nine months ended September 30, 2010, respectively.
(b)	Of the total cash paid in 2010, $11 million and $39 million was paid during the three and nine months ended September 30, 2010, respectively.
(c)	Of the total costs incurred in 2011, $17 million was incurred during the three months ended September 30, 2011.
(d)	Of the total cash paid in 2011, $11 million was paid during the three months ended September 30, 2011.
(e)

Of the remaining liability as of September 30, 2011, $15 million is classified as a current liability, with the remaining amount classified as a noncurrent liability in the consolidated balance sheet. Amounts are expected to be paid through March 2014.

13.	COMMITMENTS AND CONTINGENCIES

Legal Proceedings

On April 7, 2011, the Company filed a complaint in the U.S. District Court for the Southern District of New York against Viacom International Inc. and several of its subsidiaries (“Viacom”). The complaint asked the court to render a declaratory judgment that certain programming agreements between the Company and Viacom allow the Company to provide video programming services to its customers over its cable systems through devices of the customers’ choosing, including through the Company’s iPad App and Smart TVs. The complaint further asks the court to declare that by providing video programming services to its customers in this fashion, the Company is not infringing Viacom copyrights. The same day, Viacom filed its own complaint against the Company in the same court, alleging copyright and trademark infringement and breach of contract, and asking for a declaratory judgment that the programming agreements between the Company and Viacom do not allow the Company to distribute Viacom programming “via broadband.” The parties entered into a “standstill” agreement, effective June 17, 2011, pursuant to which no further activity would take place in the cases while the parties explored possible settlement of this and other issues between the companies. On October 3, 2011, the Company terminated the “standstill” agreement and filed an answer to Viacom’s complaint as well as a counterclaim alleging that Viacom is in breach of its agreement with the Company concerning Viacom’s CMT (formerly Country Music Television) service. The Company intends to prosecute its lawsuit, and defend against Viacom’s, vigorously, but is unable to predict the outcome of Viacom’s lawsuit or reasonably estimate a range of possible loss.

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

TIME WARNER CABLE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

On November 14, 2008, the plaintiffs in Mark Swinegar, et al. v. Time Warner Cable Inc., filed a second amended complaint in the Los Angeles County Superior Court, as a purported class action, alleging that the Company provided to and charged plaintiffs for equipment that they had not affirmatively requested in violation of the proscription in the Cable Consumer Protection and Competition Act of 1992 (the “Cable Act”) against “negative option billing” and that such violation was an unlawful act or practice under California’s Unfair Competition Law (the “UCL”). Plaintiffs are seeking restitution under the UCL and attorneys’ fees. On February 23, 2009, the court denied the Company’s motion to dismiss the second amended complaint and, on July 29, 2010, the court denied the Company’s motion for summary judgment. On October 7, 2010, the Company filed a petition for a declaratory ruling with the Federal Communications Commission (the “FCC”) requesting that the FCC determine whether the Company’s general ordering process complies with the Cable Act’s “negative option billing” restriction. On March 1, 2011, the FCC issued a Declaratory Ruling that informed consent is adequate to satisfy the requirements under the Cable Act. On March 29, 2011, the Los Angeles County Superior Court vacated its prior summary judgment ruling and, on May 12, 2011, the court granted the Company’s motion for summary judgment. On June 13, 2011, plaintiffs filed a motion for reconsideration of the decision, which the court denied on July 28, 2011. On September 26, 2011, plaintiffs filed a notice of appeal to the California Court of Appeal for the Second District. The Company intends to defend against this lawsuit vigorously, but is unable to predict the outcome of this lawsuit or reasonably estimate a range of possible loss.

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

The Company is also a defendant in two other purported class actions. On September 17, 2009, the plaintiffs in Jessica Fink and Brett Noia, et al. v. Time Warner Cable Inc., filed an amended complaint in a purported class action in U.S. District Court for the Southern District of New York alleging that the Company uses a throttling technique which intentionally delays and/or blocks a user’s high-speed data service. Plaintiffs are seeking unspecified monetary damages, injunctive relief and attorneys’ fees. On September 25, 2009, TWC moved for summary judgment in this action. On September 6, 2011, the district court partially granted the Company’s motion for summary judgment, but denied the Company’s summary judgment motion on two claims under the Computer Fraud and Abuse Act of 1986 and one common law fraud claim. On September 30, 2011, plaintiffs filed an amended complaint. On January 27, 2011, the plaintiffs in Calzada, et al. v. Time Warner Cable LLC, filed a purported class action in the Los Angeles County Superior Court alleging that the Company recorded phone calls with plaintiffs without notice in violation of provisions of the California Penal Code and the California Unfair Business Practices Act. The plaintiffs are seeking, among other things, unspecified treble monetary damages, injunctive relief, restitution and attorneys’ fees. On April 4, 2011, the plaintiff filed an amended complaint in this action that, among other things, omitted the unfair business practices claim and removed two of the three named plaintiffs. In each lawsuit, the Company intends to defend against the lawsuits vigorously, but is unable to predict the outcome of the lawsuit or reasonably estimate a range of possible loss.

TIME WARNER CABLE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Certain Patent Litigation

On September 1, 2006, Ronald A. Katz Technology Licensing, L.P. (“Katz”) filed a complaint in the U.S. District Court for the District of Delaware alleging that the Company and several other cable operators, among other defendants, infringe 18 patents purportedly relating to the Company’s customer call center operations and/or voicemail services. The plaintiff is seeking unspecified monetary damages as well as injunctive relief. On March 20, 2007, this case, together with other lawsuits filed by Katz, was made subject to a MDL Order transferring the case for pretrial proceedings to the U.S. District Court for the Central District of California. In April 2008, TWC and other defendants filed “common” motions for summary judgment, which argued, among other things, that a number of claims in the patents at issue are invalid under Sections 112 and 103 of the Patent Act. On June 19, 2008 and August 4, 2008, the court issued orders granting, in part, and denying, in part, those motions. Defendants filed additional individual motions for summary judgment in August 2008, which argued, among other things, that defendants’ respective products do not infringe the surviving claims in plaintiff’s patents. On August 13, 2009, the district court found one additional patent invalid, but denied defendants’ motions for summary judgment on three remaining patents and, on October 27, 2009, the district court denied the defendants’ requests for reconsideration of the decision. Based on motions for summary judgment brought by other defendants, the district court found, in decisions on January 29, 2010 and December 3, 2010, two of the three remaining patents invalid with respect to those defendants. The Company intends to defend against this lawsuit vigorously, but is unable to predict the outcome of this lawsuit or reasonably estimate a range of possible loss.

On June 1, 2006, Rembrandt Technologies, LP (“Rembrandt”) filed a complaint in the U.S. District Court for the Eastern District of Texas alleging that the Company and a number of other cable operators infringed several patents purportedly related to a variety of technologies, including high-speed data and IP-based telephony services. In addition, on September 13, 2006, Rembrandt filed a complaint in the U.S. District Court for the Eastern District of Texas alleging that the Company infringed several patents purportedly related to “high-speed cable modem internet products and services.” On June 18, 2007, these cases, along with other lawsuits filed by Rembrandt, were made subject to an MDL Order transferring the case for pretrial proceedings to the U.S. District Court for the District of Delaware. In November 2008, the district court issued its claims construction orders. In response to these orders, the plaintiff dismissed its claims relating to the alleged infringement of eight patents purportedly relating to high-speed data and IP-based telephony services. On September 7, 2011, the district court grant summary judgment on Rembrandt’s one remaining claim and, on September 28, 2011, Rembrandt appealed the decision to the U.S. Court of Appeals for the Federal Circuit. The Company intends to defend against the lawsuit vigorously, but is unable to predict the outcome of this lawsuit or reasonably estimate a range of possible loss.

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

TIME WARNER CABLE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

14.	ADDITIONAL FINANCIAL INFORMATION

Other Current Assets

Other current assets as of September 30, 2011 and December 31, 2010 consisted of (in millions):

	September 30, 2011	December 31, 2010
Prepaid income taxes	$—	$287
Other prepaid expenses	164	115
Other current assets	41	23

Total other current assets	$205	$425

Other Current Liabilities

Other current liabilities as of September 30, 2011 and December 31, 2010 consisted of (in millions):

	September 30, 2011	December 31, 2010
Accrued interest	$492	$507
Accrued compensation and benefits	321	357
Accrued insurance	160	152
Accrued franchise fees	149	166
Accrued sales and other taxes	80	92
Accrued rent	43	50
Accrued share repurchases	17	43
Other accrued expenses	285	262

Total other current liabilities	$1,547	$1,629

Revenues

Revenues for the three and nine months ended September 30, 2011 and 2010 consisted of (in millions):

	September 00,.	September 00,.	September 00,.	September 00,.
	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Residential services	$4,250	$4,167	$12,809	$12,476
Business services	387	287	1,060	809
Advertising	216	223	638	612
Other	58	57	175	170

Total revenues	$4,911	$4,734	$14,682	$14,067

TIME WARNER CABLE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Interest Expense, Net

Interest expense, net, for the three and nine months ended September 30, 2011 and 2010 consisted of (in millions):

	September 30,	September 30,	September 30,	September 30,
	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Interest income	$1	$1	$4	$1
Interest expense	(384)	(347)	(1,116)	(1,035)

Interest expense, net	$(383)	$(346)	$(1,112)	$(1,034)

Other Expense, Net

Other expense, net, for the three and nine months ended September 30, 2011 and 2010 consisted of (in millions):

	$XXXXXXK,	$XXXXXXK,	$XXXXXXK,	$XXXXXXK,
	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Loss from equity investments, net	$(30)	$(27)	$(87)	$(68)
Gain (loss) on equity award reimbursement obligation to Time Warner	8	(2)	3	5
Other	—	4	—	5

Other expense, net	$(22)	$(25)	$(84)	$(58)

Related Party Transactions

Income (expense) resulting from transactions with related parties for the three and nine months ended September 30, 2011 and 2010 is as follows (in millions):

	September 30,	September 30,	September 30,	September 30,
	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Revenues	$4	$5	$13	$12
Costs of revenues	(59)	(62)	(187)	(200)

Supplemental Cash Flow Information

Additional financial information with respect to cash (payments) and receipts for the nine months ended September 30, 2011 and 2010 is as follows (in millions):

	September 30,	September 30,
	Nine Months Ended September 30,
	2011	2010
Cash paid for interest	$(1,246)	$(1,149)
Interest income received(a)	118	81

Cash paid for interest, net	$(1,128)	$(1,068)

Cash paid for income taxes	$(104)	$(450)
Cash refunds of income taxes	271	90

Cash (paid for) refunds of income taxes, net	$167	$(360)

(a)	Interest income received includes amounts received under interest rate swaps.

TIME WARNER CABLE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The consolidated statement of cash flows for the nine months ended September 30, 2011 does not reflect $17 million of common stock repurchases that were included in other current liabilities as of September 30, 2011 for which payment was made in October 2011.

15.	CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

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

TIME WARNER CABLE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The Company’s condensed consolidating financial information is as follows (in millions):

	Subsidiaries	Subsidiaries	Subsidiaries	Subsidiaries	Subsidiaries
Consolidating Balance Sheet as of September 30, 2011
	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	TWC Consolidated
ASSETS
Current assets:
Cash and equivalents	$4,797	$368	$408	$—	$5,573
Receivables, net	53	108	547	—	708
Receivables from affiliated parties	38	31	44	(113)	—
Deferred income tax assets	201	122	132	(254)	201
Other current assets	32	63	110	—	205

Total current assets	5,121	692	1,241	(367)	6,687
Investments in and amounts due from consolidated subsidiaries	43,536	25,009	12,983	(81,528)	—
Investments	21	—	760	—	781
Property, plant and equipment, net	35	3,651	9,820	—	13,506
Intangible assets subject to amortization, net	—	26	175	—	201
Intangible assets not subject to amortization	—	6,216	17,884	—	24,100
Goodwill	4	3	2,226	—	2,233
Other assets	517	17	71	—	605

Total assets	$49,234	$35,614	$45,160	$(81,895)	$48,113

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$—	$127	$204	$—	$331
Deferred revenue and subscriber-related liabilities	—	62	106	—	168
Payables to affiliated parties	29	44	40	(113)	—
Accrued programming expense	—	795	30	—	825
Current maturities of long-term debt	1,516	254	4	—	1,774
Other current liabilities	546	444	557	—	1,547

Total current liabilities	2,091	1,726	941	(113)	4,645
Long-term debt	22,254	2,436	9	—	24,699
Mandatorily redeemable preferred equity	—	1,928	300	(1,928)	300
Deferred income tax liabilities, net	10,183	5,431	5,276	(10,704)	10,186
Long-term payables to affiliated parties	6,793	919	8,702	(16,414)	—
Other liabilities	266	124	239	—	629
TWC shareholders’ equity:
Due to (from) TWC and subsidiaries	—	7	(1,843)	1,836	—
Other TWC shareholders’ equity	7,647	18,509	31,529	(50,038)	7,647

Total TWC shareholders’ equity	7,647	18,516	29,686	(48,202)	7,647
Noncontrolling interests	—	4,534	7	(4,534)	7

Total equity	7,647	23,050	29,693	(52,736)	7,654

Total liabilities and equity	$49,234	$35,614	$45,160	$(81,895)	$48,113

TIME WARNER CABLE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

	Consolidated	Consolidated	Consolidated	Consolidated	Consolidated
Consolidating Balance Sheet as of December 31, 2010

			Non-
	Parent	Guarantor	Guarantor		TWC
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and equivalents	$2,980	$67	$—	$—	$3,047
Receivables, net	44	179	495	—	718
Receivables from affiliated parties	31	25	43	(99)	—
Deferred income tax assets	150	93	78	(171)	150
Other current assets	303	47	75	—	425

Total current assets	3,508	411	691	(270)	4,340
Investments in and amounts due from consolidated subsidiaries	41,628	23,033	11,613	(76,274)	—
Investments	18	6	842	—	866
Property, plant and equipment, net	51	3,800	10,022	—	13,873
Intangible assets subject to amortization, net	—	10	122	—	132
Intangible assets not subject to amortization	—	6,216	17,875	—	24,091
Goodwill	4	3	2,084	—	2,091
Other assets	381	20	28	—	429

Total assets	$45,590	$33,499	$43,277	$(76,544)	$45,822

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$—	$222	$307	$—	$529
Deferred revenue and subscriber-related liabilities	—	65	98	—	163
Payables to affiliated parties	25	43	31	(99)	—
Accrued programming expense	—	727	38	—	765
Other current liabilities	555	512	562	—	1,629

Total current liabilities	580	1,569	1,036	(99)	3,086
Long-term debt	20,418	2,703	—	—	23,121
Mandatorily redeemable preferred equity	—	1,928	300	(1,928)	300
Deferred income tax liabilities, net	9,634	4,944	4,840	(9,781)	9,637
Long-term payables to affiliated parties	5,630	691	8,704	(15,025)	—
Other liabilities	118	119	224	—	461
TWC shareholders’ equity:
Due to (from) TWC and subsidiaries	—	7	(1,568)	1,561	—
Other TWC shareholders’ equity	9,210	17,517	29,741	(47,258)	9,210

Total TWC shareholders’ equity	9,210	17,524	28,173	(45,697)	9,210
Noncontrolling interests	—	4,021	—	(4,014)	7

Total equity	9,210	21,545	28,173	(49,711)	9,217

Total liabilities and equity	$45,590	$33,499	$43,277	$(76,544)	$45,822

TIME WARNER CABLE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

	Consolidated	Consolidated	Consolidated	Consolidated	Consolidated
Consolidating Statement of Operations for the Three Months Ended September 30, 2011

			Non-
	Parent	Guarantor	Guarantor		TWC
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenues	$—	$708	$4,223	$(20)	$4,911

Costs of revenues	—	398	1,908	(20)	2,286
Selling, general and administrative	—	39	804	—	843
Depreciation	—	191	559	—	750
Amortization	—	—	9	—	9
Intercompany royalties	—	(84)	84	—	—
Merger-related and restructuring costs	3	9	9	—	21

Total costs and expenses	3	553	3,373	(20)	3,909

Operating Income (Loss)	(3)	155	850	—	1,002
Equity in pretax income of consolidated subsidiaries	679	504	32	(1,215)	—
Interest expense, net	(78)	(126)	(179)	—	(383)
Other income (expense), net	(2)	3	(23)	—	(22)

Income before income taxes	596	536	680	(1,215)	597
Income tax provision	(240)	(216)	(207)	422	(241)

Net income	356	320	473	(793)	356
Less: Net income attributable to noncontrolling interests	—	(11)	—	11	—

Net income attributable to TWC shareholders	$356	$309	$473	$(782)	$356

	Consolidated	Consolidated	Consolidated	Consolidated	Consolidated
Consolidating Statement of Operations for the Three Months Ended September 30, 2010

			Non-
	Parent	Guarantor	Guarantor		TWC
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenues	$—	$745	$3,989	$—	$4,734

Costs of revenues	—	428	1,793	—	2,221
Selling, general and administrative	—	41	758	—	799
Depreciation	—	187	558	—	745
Amortization	—	—	29	—	29
Intercompany royalties	—	(91)	91	—	—
Merger-related and restructuring costs	—	7	6	—	13

Total costs and expenses	—	572	3,235	—	3,807

Operating Income	—	173	754	—	927
Equity in pretax income of consolidated subsidiaries	620	459	47	(1,126)	—
Interest expense, net	(68)	(125)	(153)	—	(346)
Other income (expense), net	1	2	(28)	—	(25)

Income before income taxes	553	509	620	(1,126)	556
Income tax provision	(193)	(191)	(160)	351	(193)

Net income	360	318	460	(775)	363
Less: Net income attributable to noncontrolling interests	—	(23)	—	20	(3)

Net income attributable to TWC shareholders	$360	$295	$460	$(755)	$360

TIME WARNER CABLE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

	Consolidated	Consolidated	Consolidated	Consolidated	Consolidated
Consolidating Statement of Operations for the Nine Months Ended September 30, 2011

			Non-
	Parent	Guarantor	Guarantor		TWC
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenues	$—	$2,149	$12,592	$(59)	$14,682

Costs of revenues	—	1,182	5,732	(59)	6,855
Selling, general and administrative	—	163	2,327	—	2,490
Depreciation	—	573	1,665	—	2,238
Amortization	—	1	22	—	23
Intercompany royalties	—	(246)	246	—	—
Merger-related and restructuring costs	7	14	15	—	36

Total costs and expenses	7	1,687	10,007	(59)	11,642

Operating Income (Loss)	(7)	462	2,585	—	3,040
Equity in pretax income of consolidated subsidiaries	2,091	1,548	92	(3,731)	—
Interest expense, net	(241)	(371)	(500)	—	(1,112)
Other income (expense), net	(2)	1	(83)	—	(84)

Income before income taxes	1,841	1,640	2,094	(3,731)	1,844
Income tax provision	(740)	(651)	(616)	1,266	(741)

Net income	1,101	989	1,478	(2,465)	1,103
Less: Net income attributable to noncontrolling interests	—	(30)	(2)	30	(2)

Net income attributable to TWC shareholders	$1,101	$959	$1,476	$(2,435)	$1,101

	Consolidated	Consolidated	Consolidated	Consolidated	Consolidated
Consolidating Statement of Operations for the Nine Months Ended September 30, 2010

			Non-
	Parent	Guarantor	Guarantor		TWC
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenues	$—	$2,245	$11,822	$—	$14,067

Costs of revenues	—	1,255	5,350	—	6,605
Selling, general and administrative	—	129	2,201	—	2,330
Depreciation	—	568	1,669	—	2,237
Amortization	—	—	156	—	156
Intercompany royalties	—	(262)	262	—	—
Merger-related and restructuring costs	—	26	18	—	44

Total costs and expenses	—	1,716	9,656	—	11,372

Operating Income	—	529	2,166	—	2,695
Equity in pretax income of consolidated subsidiaries	1,853	1,266	162	(3,281)	—
Interest expense, net	(256)	(366)	(412)	—	(1,034)
Other income (expense), net	1	4	(63)	—	(58)

Income before income taxes	1,598	1,433	1,853	(3,281)	1,603
Income tax provision	(682)	(580)	(530)	1,109	(683)

Net income	916	853	1,323	(2,172)	920
Less: Net income attributable to noncontrolling interests	—	(75)	—	71	(4)

Net income attributable to TWC shareholders	$916	$778	$1,323	$(2,101)	$916

TIME WARNER CABLE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

	Consolidated	Consolidated	Consolidated	Consolidated	Consolidated
Consolidating Statement of Cash Flows for the Nine Months Ended September 30, 2011

	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	TWC Consolidated

Cash provided by operating activities	$94	$683	$3,576	$(9)	$4,344

INVESTING ACTIVITIES
Acquisitions and investments, net of cash acquired and distributions received	(270)	(1,124)	(330)	1,391	(333)
Capital expenditures	(1)	(507)	(1,487)	—	(1,995)
Other investing activities	14	2	5	—	21

Cash used by investing activities	(257)	(1,629)	(1,812)	1,391	(2,307)

FINANCING ACTIVITIES
Borrowings (repayments), net	1,163	228	—	(1,391)	—
Borrowings	3,227	—	—	—	3,227
Repayments	—	—	(44)	—	(44)
Debt issuance costs	(24)	—	—	—	(24)
Proceeds from exercise of stock options	109	—	—	—	109
Excess tax benefit from equity-based compensation	19	—	27	—	46
Dividends paid	(488)	—	—	—	(488)
Repurchases of common stock	(2,291)	—	—	—	(2,291)
Net change in investments in and amounts due from consolidated subsidiaries	278	1,043	(1,330)	9	—
Other financing activities	(13)	(24)	(9)	—	(46)

Cash provided (used) by financing activities	1,980	1,247	(1,356)	(1,382)	489

Increase in cash and equivalents	1,817	301	408	—	2,526
Cash and equivalents at beginning of period	2,980	67	—	—	3,047

Cash and equivalents at end of period	$4,797	$368	$408	$—	$5,573

TIME WARNER CABLE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

	Consolidated	Consolidated	Consolidated	Consolidated	Consolidated
Consolidating Statement of Cash Flows for the Nine Months Ended September 30, 2010

	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	TWC Consolidated

Cash provided (used) by operating activities	$(570)	$434	$3,471	$439	$3,774

INVESTING ACTIVITIES
Acquisitions and investments, net of cash acquired and distributions received	35	(722)	(82)	824	55
Capital expenditures	—	(390)	(1,758)	—	(2,148)
Other investing activities	—	1	6	—	7

Cash provided (used) by investing activities	35	(1,111)	(1,834)	824	(2,086)

FINANCING ACTIVITIES
Borrowings (repayments), net	(545)	108	—	(824)	(1,261)
Repayments	—	(8)	—	—	(8)
Proceeds from exercise of stock options	86	—	—	—	86
Excess tax benefit from equity-based compensation	—	12	3	—	15
Dividends paid	(432)	—	—	—	(432)
Net change in investments in and amounts due from consolidated subsidiaries	1,498	580	(1,640)	(438)	—
Other financing activities	(7)	—	—	(1)	(8)

Cash provided (used) by financing activities	600	692	(1,637)	(1,263)	(1,608)

Increase in cash and equivalents	65	15	—	—	80
Cash and equivalents at beginning of period	1,048	—	—	—	1,048

Cash and equivalents at end of period	$1,113	$15	$—	$—	$1,128

Part II. Other Information

Item 1. Legal Proceedings.

Reference is made to the lawsuit filed by Time Warner Cable Inc. (together with its subsidiaries, the “Company”) against Viacom International Inc. and several of its subsidiaries (“Viacom”) and the lawsuit by Viacom against the Company described on page 39 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011 (the “March 31, 2011 Form 10-Q”) and page 46 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 (the “June 30, 2011 Form 10-Q”). On October 3, 2011, the Company terminated the “standstill” agreement with Viacom and filed an answer to Viacom’s complaint as well as a counterclaim alleging that Viacom is in breach of its agreement with the Company concerning Viacom’s CMT (formerly Country Music Television) service. The Company intends to prosecute its lawsuit, and defend against Viacom’s, vigorously, but is unable to predict the outcome of Viacom’s lawsuit or reasonably estimate a range of possible loss.

Reference is made to the lawsuit filed by Mark Swinegar, et al. described on page 28 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 (the “2010 Form 10-K”), page 39 of the March 31, 2011 Form 10-Q and page 46 of the June 30, 2011 Form 10-Q. On July 28, 2011, the Los Angeles County Superior Court denied the plaintiffs’ motion for reconsideration of the court’s summary judgment ruling and, on September 26, 2011, plaintiffs filed a notice of appeal to the California Court of Appeal for the Second District. The Company intends to defend against this lawsuit vigorously, but is unable to predict the outcome of this lawsuit or reasonably estimate a range of possible loss.

Reference is made to the lawsuit filed by Jessica Fink and Brett Noia, et al. described on page 28 of the 2010 Form 10-K. On September 6, 2011, the U.S. District Court for the Southern District of New York partially granted the Company’s motion for summary judgment, but denied the Company’s summary judgment motion on two claims under the Computer Fraud and Abuse Act of 1986 and one common law fraud claim. On September 30, 2011, plaintiffs filed an amended complaint. The Company intends to defend against this lawsuit vigorously, but is unable to predict the outcome of this lawsuit or reasonably estimate a range of possible loss.

Reference is made to the lawsuit filed by Rembrandt Technologies, LP described on page 29 of the 2010 Form 10-K. On September 7, 2011, the U.S. District Court for the District of Delaware granted summary judgment on Rembrandt’s one remaining claim and, on September 28, 2011, Rembrandt appealed the decision to the U.S. Court of Appeals for the Federal Circuit. The Company intends to defend against this lawsuit vigorously, but is unable to predict the outcome of this lawsuit or reasonably estimate a range of possible loss.

Item 1A. Risk Factors.

There  have  been  no  material  changes  in  the  Company’s  risk  factors  from  those  disclosed  in  Part  I,  Item 1A  of  the 2010  Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

The following table provides information about the Company’s purchases of equity securities registered by the Company pursuant to Section 12 of the Securities Exchange Act of 1934, as amended, during the quarter ended September 30, 2011.

	Total Number of Shares Purchased	Average Price Paid Per Share(a)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(b)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(c)
July 1, 2011 - July 31, 2011	3,854,700	$77.76	3,854,700	$1,492,859,460
August 1, 2011 - August 31, 2011	2,210,022	66.45	2,210,022	1,345,993,274
September 1, 2011 - September 30, 2011	1,959,790	64.19	1,959,790	1,220,194,700

Total	8,024,512	71.33	8,024,512

(a)	The calculation of the average price paid per share does not give effect to any fees, commissions and other costs associated with the repurchase of such shares.
(b)

On October 29, 2010, the Company’s Board of Directors authorized a stock repurchase program that allows TWC to repurchase, from time to time, up to $4.0 billion of TWC common stock. As of September 30, 2011, the Company had $1.220 billion remaining under its stock repurchase program. Purchases under the stock repurchase program may be made, from time to time, on the open market and in privately negotiated transactions. The size and timing of these purchases will be based on a number of factors, including price, as well as business and market conditions.

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

TIME WARNER CABLE INC.

By:	/s/ Irene M. Esteves
	Name:	Irene M. Esteves
	Title:	Executive Vice President and
Chief Financial Officer

Date: October 27, 2011

EXHIBIT INDEX

Pursuant to Item 601 of Regulation S-K

Exhibit Number	Description

1

Underwriting Agreement, dated September 7, 2011, among Time Warner Cable Inc., Time Warner Entertainment Company, L.P. (“TWE”) and TW NY Cable Holding Inc. (“TW NY” and together with TWE, the “Guarantors”) and Goldman, Sachs & Co., J.P. Morgan Securities LLC and Merrill Lynch, Pierce, Fenner & Smith Incorporated, on behalf of themselves and as representatives of the underwriters listed in Schedule II thereto (incorporated herein by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K dated September 7, 2011 and filed with the Securities and Exchange Commission (the “SEC”) on September 12, 2011 (the “September 12, 2011 Form 8-K”)).*

2	Agreement and Plan of Merger, dated as of August 15, 2011, by and among Time Warner Cable Inc., Derby Merger Sub Inc., Insight Communications Company, Inc. and Carlyle CIM Agent, L.L.C.**

4.1	Form of 4% Note due 2021 (incorporated herein by reference to Exhibit 4.1 to the September 12, 2011 Form 8-K).*

4.2	Form of 5 1/2% Debenture due 2041 (incorporated herein by reference to Exhibit 4.2 to the September 12, 2011 Form 8-K).*

10.1	First Amendment, dated and effective as of July 27, 2011, to Employment Agreement between Time Warner Cable Inc. and Glenn A. Britt.

10.2	Employment Agreement, dated July 27, 2011 and effective as of July 15, 2011, between Time Warner Cable Inc. and Irene M. Esteves.

12	Computation of Ratio of Earnings to Fixed Charges and Ratio of Earnings to Combined Fixed Charges and Preferred Dividend Requirements.

31.1

Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011.

31.2

Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011.

32

Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011.†

101

The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, filed with the SEC on October 27, 2011, formatted in eXtensible Business Reporting Language:

(i) Consolidated Balance Sheet as of September 30, 2011 and December 31, 2010, (ii) Consolidated Statement of Operations for the three and nine months ended September 30, 2011 and 2010, (iii) Consolidated Statement of Cash Flows for the nine months ended September 30, 2011 and 2010, (iv) Consolidated Statement of Equity for the nine months ended September 30, 2011 and 2010 and (v) Notes to Consolidated Financial Statements.†

*	Incorporated by reference.
**	Schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company agrees to furnish supplementally to the SEC a copy of any omitted schedule or exhibit upon request.
†

This exhibit will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 (15 U.S.C. 78r), or otherwise subject to the liability of that section. Such exhibit will not be deemed to be incorporated by reference into any filing under the Securities Act or Securities Exchange Act, except to the extent that the Company specifically incorporates it by reference.