Form 10-K
period 2011-12-31
TIME WARNER CABLE INC.
filed 2012-02-17
CIK 1377013

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

Commission file number 001-33335

TIME WARNER CABLE INC.

(Exact name of registrant as specified in its charter)

Delaware	84-1496755
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

60 Columbus Circle

New York, New York 10023

(Address of principal executive offices) (Zip Code)

(212) 364-8200

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $0.01 5.750% Notes due 2031	New York Stock Exchange New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☑    No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☑    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☑

As of the close of business on February 15, 2012, there were 314,086,417 shares of the registrant’s Common Stock outstanding. The aggregate market value of the registrant’s voting and non-voting common equity securities held by non-affiliates of the registrant (based upon the closing price of such shares on the New York Stock Exchange on June 30, 2011) was approximately $25.6 billion.

DOCUMENTS INCORPORATED BY REFERENCE

Description of document	Part of the Form 10-K

Portions of the definitive Proxy Statement to be used in connection with the registrant’s 2012 Annual Meeting of Stockholders	Part III (Item 10 through Item 14) (Portions of Items 10 and 12 are not incorporated by reference and are provided herein)

PART I	1
Item 1. Business.	1
Item 1A. Risk Factors.	20
Item 1B. Unresolved Staff Comments.	26
Item 2. Properties.	26
Item 3. Legal Proceedings.	27
Item 4. Mine Safety Disclosures	29
PART II	32
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.	32
Item 6. Selected Financial Data.	32
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.	32
Item 7A. Quantitative and Qualitative Disclosures About Market Risk.	32
Item 8. Financial Statements and Supplementary Data.	33
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.	33
Item 9A. Controls and Procedures.	33
Item 9B. Other Information.	33
PART III	34
Items 10,11,12,13 and 14. Directors, Executive Officers and Corporate Governance; Executive Compensation; Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters; Certain Relationships and Related Transactions, and Director Independence; Principal Accounting Fees and Services.	34
PART IV	35
Item 15. Exhibits, Financial Statement Schedules.	35

PART I

Item 1. Business.

Overview

Time Warner Cable Inc. (together with its subsidiaries, “TWC”® or the “Company”) is among the largest providers of video, high-speed data and voice services in the U.S., with technologically advanced, well-clustered cable systems located mainly in five geographic areas – New York State (including New York City), the Carolinas, Ohio, Southern California (including Los Angeles) and Texas. As of December 31, 2011, TWC served approximately 14.5 million customers who subscribed to one or more of its three primary services, totaling approximately 27.1 million primary service units.

TWC offers its residential and business services customers video, high-speed data and voice services over its broadband cable systems. TWC’s business services also include networking and transport services (including cell tower backhaul services) and, through its wholly owned subsidiary, NaviSite, Inc. (“NaviSite”), managed and outsourced information technology (“IT”) solutions and cloud services. TWC also sells advertising to a variety of national, regional and local customers.

TWC markets its services separately and in “bundled” packages of multiple services and features. As of December 31, 2011, 60.4% of TWC’s customers subscribed to two or more of its primary services, including 26.5% of its customers who subscribed to all three primary services.

Recent Developments

Wireless-related Agreements

On December 2, 2011, SpectrumCo, LLC (“SpectrumCo”), a joint venture between TWC, Comcast Corporation (“Comcast”) and Bright House Networks, LLC (“Bright House”) that holds advanced wireless spectrum (“AWS”) licenses that cover 20MHz over 80% of the continental U.S. and Hawaii, entered into an agreement pursuant to which SpectrumCo will sell its AWS licenses to Cellco Partnership (doing business as Verizon Wireless), a joint venture between Verizon Communications Inc. (“Verizon”) and Vodafone Group Plc, for $3.6 billion in cash. Upon closing, TWC, which owns 31.2% of SpectrumCo, will be entitled to receive approximately $1.1 billion. This transaction, which is subject to certain regulatory approvals and customary closing conditions, is expected to close during 2012. On February 9, 2012, Comcast and Verizon Wireless received a Request for Additional Information and Documentary Materials from the U.S. Department of Justice in connection with their required notification filed under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the “Hart-Scott-Rodino Act”).

Separately, on December 2, 2011, TWC, Comcast, Bright House and Verizon Wireless also entered into agency agreements that will allow the cable companies to sell Verizon Wireless-branded wireless service, and Verizon Wireless to sell each cable company’s services. After a four-year period, subject to certain conditions, the cable companies will have the option to offer wireless service under their own brands utilizing Verizon Wireless’ network. In addition, the parties entered into an agreement that provides for the creation of an innovation technology joint venture to better integrate wireless and cable services. On January 13, 2012, TWC received a civil investigative demand from the U.S. Department of Justice requesting additional information about these agreements. See “Management’s Discussion and Analysis of Results of Operations and Financial Condition—Overview—Recent Developments—Wireless-related Agreements” and Note 7 to the accompanying consolidated financial statements for additional information.

Acquisitions

On August 15, 2011, TWC entered into an agreement (the “Merger Agreement”) with Insight Communications Company, Inc. (“Insight”) and a representative of its stockholders to acquire Insight and its subsidiaries, which operate cable systems in Kentucky, Indiana and Ohio that then served subscribers representing approximately 1.5 million primary service units. Insight reported revenues of approximately $1.1 billion for the year ended December 31, 2010. Pursuant to the Merger Agreement, a subsidiary of TWC will merge with and into Insight, with Insight surviving as a direct wholly owned subsidiary of the Company. TWC agreed to pay $3.0 billion in cash for Insight, as reduced by Insight’s indebtedness for borrowed money and similar obligations (including amounts outstanding under Insight’s credit agreement and senior notes due 2018, which totaled approximately $1.8 billion as of the date of the Merger Agreement). The purchase price is subject to customary adjustments, including a reduction to the extent the number of Insight’s video subscribers at the closing is less than an agreed upon threshold, as well as a working capital adjustment. The Company has obtained all necessary regulatory approvals and expects the transaction to close by the end of the first quarter of 2012; however, there can be no assurances that the transaction will close or, if it does, that the Company will realize the potential financial and operating benefits of the transaction. See “Management’s Discussion and Analysis of Results of Operations and Financial Condition—Overview—Recent Developments—Acquisitions” and Note 6 to the accompanying consolidated financial statements for additional information.

On November 1, 2011, TWC completed its acquisition of certain NewWave Communications (“NewWave”) cable systems in Kentucky and western Tennessee for $259 million in cash. The financial results for the NewWave cable systems, which served subscribers representing 138,000 primary service units as of the acquisition date, have been included in the Company’s consolidated financial statements from the acquisition date. See “Management’s Discussion and Analysis of Results of Operations and Financial Condition—Overview—Recent Developments—Acquisitions” and Note 6 to the accompanying consolidated financial statements for additional information.

Additionally, during 2011, TWC completed two acquisitions of cable systems in Texas and Ohio serving subscribers representing a total of 26,000 primary service units for $38 million in cash.

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

Services

TWC offers its residential and business services customers video, high-speed data and voice services over its broadband cable systems. TWC’s business services also include networking and transport services and, through its wholly owned subsidiary, NaviSite, managed and outsourced IT solutions and cloud services. TWC also sells advertising to a variety of national, regional and local customers.

Residential Services

Video Services

TWC offers a broad range of residential video services designed to give customers access to any content that it offers, any time they want it, and, increasingly, anywhere they are and on any device they choose. As of December 31, 2011, TWC served approximately 11.9 million residential video subscribers.

Any content.  TWC offers various tiers and packages of residential video programming and music services ranging from a basic service tier with approximately 15 channels to a full set of digital packages with over 400 channels. TWC tailors its residential video programming tiers and packages to appeal to specific groups of existing and potential customers. It offers specialty tiers of genre-based programming, such as the Family Choice Tier, Time Warner Cable Movie Pass and Time Warner Cable Sports Pass, as well as packages such as El Paquetazo®, with English and Spanish-language channels designed to appeal to Hispanics, and Time Warner Cable TV Essentials, which targets budget-conscious customers. TWC’s residential video subscribers may also purchase premium channels, such as HBO®, Showtime®, Starz® and Cinemax®.

TWC offers residential video subscribers, on average, approximately 140 high definition (“HD”) channels, including the major broadcast networks, leading national cable networks, premium channels and regional sports networks, as well as a large selection of Video On Demand (“VOD”) programming in HD. During 2011, TWC also began to offer select programming in a three-dimensional or “3D” format.

TWC’s video subscribers pay a monthly fee based on the video programming tier or package they receive. Subscribers to specialized tiers and premium channels are charged an additional monthly fee, with discounts generally available for the purchase of packages of more than one such service. HD simulcasts are generally provided at no additional charge, and additional charges generally apply only for packages of HD channels that do not have standard-definition counterparts. The rates TWC can charge for its basic service tier and certain video equipment, including set-top boxes, in areas not subject to “effective competition” are subject to regulation under federal law. As of December 31, 2011, the Federal Communications Commission (the “FCC”) has determined that approximately 75% of the communities TWC serves are subject to “effective competition.” See “—Regulatory Matters” below.

Any time.  TWC provides a broad range of advanced services, such as VOD, digital video recorder (“DVR”) and Start Over® and Look Back® services that provide residential video subscribers with the ability to control when they watch their favorite programming.

TWC’s VOD service provides residential video subscribers with free access to a wide selection of movies, programming from broadcast and cable networks, music videos, local programming and other content. TWC’s VOD service also offers a wide selection of featured movies and special events on a pay-per-view basis. In addition, premium channel (e.g., HBO) subscribers generally have access to the premium channel’s VOD content without additional fees.

TWC offers equipment with DVR functionality that enables residential video subscribers to pause and/or rewind “live” television programs and record programs for future viewing. Subscribers pay an additional monthly fee for TWC’s DVR service. As of December 31, 2011, 51.8%, or approximately 4.7 million, of TWC’s residential and business services digital video subscribers subscribed to its DVR service. TWC also offers Whole House DVR, a multi-room DVR service, which allows a program recorded on a DVR to be watched on any connected television in a customer’s home. In addition, TWC offers remote DVR management, which provides customers with the ability to view television listings and program their DVRs via a computer or alternative device, such as a smartphone or tablet.

TWC also offers Start Over, which enables digital video subscribers using a TWC-provided set-top box to restart select “in progress” programs directly from the relevant channel and Look Back, which extends the window for viewing a program to 72 hours after it has aired. Start Over and Look Back are available in nearly all of TWC’s service areas.

Any device. During 2011, TWC launched the TWC TVTM application or “app” for the iPad® and, during the first quarter of 2012, it launched a similar app for the iPhone®. Both apps enable video subscribers to watch live cable channels on their iPad or iPhone on their premises and to use their device as a remote control with the ability to search program listings by title, impose parental controls and change television channels on compatible TWC set-top boxes. These apps also enable video subscribers to manage their DVR remotely. During 2011, TWC also launched the TWC TV app for AndroidTM smartphones and tablets, which provides customers with similar remote control and DVR management functions as the iPad and iPhone apps, and the Company expects to make live programming available for on-premise viewing on its Android app in 2012. In addition, during 2012, TWC expects to make live programming available on a variety of new devices in the home via TWC TV apps or web portal, including personal computers, games consoles and certain models of Internet-ready televisions, and to make VOD content available on all of these devices.

Anywhere.  TWC also enables video subscribers to watch certain content wherever they are connected to the Internet. TWC offers online access to ESPN®, ESPN2®, ESPN3®, ESPNU® and ESPN Buzzer Beater® to customers who subscribe to a video tier that includes ESPN, and it offers TWC Sports Pass video subscribers authenticated online access to the Big Ten Network® and Speed2®. During the first quarter of 2012, TWC also began offering access to HBO GO® and Max GO® to customers who subscribe to those video services, without any additional fees. During 2012, TWC expects to make additional programming available to its video subscribers wherever they are connected to the Internet.

High-speed Data Services

TWC’s high-speed data services provide residential services customers with a fast, always-on connection to the Internet. Residential high-speed data subscribers generally pay a fixed monthly fee based on the level of service received. As of December 31, 2011, TWC served approximately 10.0 million residential high-speed data subscribers.

TWC offers multiple tiers of high-speed data service providing various service speeds and other attributes tailored to meet the different needs of its subscribers. Utilizing DOCSIS 3.0 technology, TWC offers Wideband and Extreme to subscribers in the majority of its service areas. Wideband, TWC’s highest speed tier, offers subscribers speeds of up to 50 megabits per second or “Mbps” downstream and up to 5 Mbps upstream. TWC also offers Turbo, Standard, Basic and Lite tiers in all of its service areas. Turbo offers subscribers speeds of up to 20 Mbps downstream and up to 2 Mbps upstream. In the majority of its service areas, TWC provides Turbo and Standard subscribers with PowerBoost at no additional charge, which allows users to initiate brief download speed bursts when TWC’s network capacity permits.

TWC’s residential high-speed data service provides communication tools and personalized services, including email, PC security, parental controls and online radio, without any additional charge. The Roadrunner.com portal provides access to content and media from local, national and international providers and topic-specific channels, including entertainment, dating, games, news, sports, travel, music, movie listings, shopping, ticketing and coupon sites.

In addition to TWC’s high-speed data service, most of TWC’s cable systems offer the Earthlink high-speed data service.

To enhance its traditional high-speed data service offerings, TWC began deploying WiFi access points in high-traffic locations across Los Angeles during 2011. The WiFi network is available to TWC high-speed data subscribers for no additional charge and to non-TWC high-speed data subscribers for a fee. In the New York metropolitan area, each of TWC, Cablevision Systems Corporation (“Cablevision”) and Comcast has deployed WiFi access points to some degree and each offers free access to the other’s high-speed data subscribers. TWC expects to deploy additional WiFi access points in Los Angeles and the New York metropolitan area as well as in other cities during 2012.

TWC also expects to begin offering wireless mobile broadband services provided by Verizon Wireless during the first half of 2012. See “—Recent Developments” above for additional information.

Voice Services

TWC’s residential voice service, Digital Home Phone, offers residential services customers unlimited local and long distance calling throughout the U.S., Canada and Puerto Rico, together with a variety of calling features, including call waiting, call forwarding, caller ID and distinctive ring, for a fixed monthly fee. TWC also offers a number of plan options that are designed to meet customers’ particular needs, including local-only, unlimited in-state and international calling plans. As of December 31, 2011, TWC served approximately 4.5 million residential voice subscribers. TWC also provides a free web portal, VoiceZoneTM, which allows voice subscribers to customize their service features, set up caller ID on PC and block unwanted calls. Customers taking TWC’s voicemail service may also use VoiceZone to listen to, download and email their messages at no additional charge.

Business Services

TWC offers high-speed data, networking and transport, voice and video services to businesses marketed under the Time Warner Cable Business Class® brand. With its acquisition of NaviSite on April 21, 2011, TWC also offers a range of managed and outsourced IT solutions and cloud services.

High-speed Data, Networking and Transport Services

TWC offers business services customers a variety of high-speed data, networking and transport services.

High-speed data service.  TWC provides shared high-speed Internet access service to small businesses with speeds of up to 15 Mbps downstream and up to 2 Mbps upstream and, in several of its service areas, up to 50 Mbps downstream and up to 5 Mbps upstream with Wideband (“Shared Internet Access”). TWC also provides even faster speeds through its “dedicated” high-speed Internet access to various-sized businesses through a fiber connection to the Internet (“Dedicated Internet Access”). The downstream and upstream speeds for Dedicated Internet Access are generally up to 10 Gigabits per second or Gbps. Customers may add to their Shared Internet Access or Dedicated Internet Access certain additional services, including managed storage, a domain name search service, a static Internet Protocol or IP address, web hosting and personal and managed data security. Local account personnel are available to assist customers in designing high-speed data services to meet their specific business needs.

High-speed data services are provided to business services customers at prices based on the services received. As of December 31, 2011, TWC served 390,000 business high-speed data subscribers.

Commercial networking and transport services.  TWC offers Metro Ethernet service that enables business services customers to connect their geographically dispersed locations with speeds up to 10 Gbps. TWC’s Metro Ethernet service can also extend the reach of the customer’s local area network or LAN within and between metropolitan areas.

In addition, TWC offers cell tower backhaul services to wireless telephone providers, and transport to Internet service providers and competitive carriers on a wholesale basis.

Voice Services

TWC offers its voice services, Business Class Phone and Business Class PRI, to a broad range of businesses. Business Class Phone is a multi-line voice service, which provides various calling plans, along with other key business features, such as call restrictions and three-way call transfer. TWC also offers Business Class PRI, which is designed for medium and enterprise-sized businesses and supports up to twenty-three simultaneous voice calls on each two-way trunk line. TWC provides voice services to business services subscribers at prices based on the services received. As of December 31, 2011, TWC served 163,000 business voice subscribers.

Video Services

TWC offers businesses a full range of video programming tiers and music services. Packages are designed with a wide variety of options to meet the specific demands of the particular environment with access to entertainment and news programming covering world events, local news, weather and financial markets. TWC provides video services to business services subscribers at prices based on the tier or package of service received. As of December 31, 2011, TWC served 172,000 business video subscribers.

Web Hosting and Application Management Services

TWC, through its subsidiary, NaviSite, provides a range of managed hosting, cloud, application and messaging services and other related IT and professional services to businesses across a variety of industries. NaviSite provides services globally, with data centers and offices in the U.S., the United Kingdom and India.

Advertising

TWC earns revenues by selling advertising to national, regional and local customers. Under its video programming agreements, TWC typically receives an allocation of scheduled advertising time, generally two or three minutes per hour, into which its systems can insert commercials, subject, in some instances, to certain subject matter limitations. TWC sells this inventory to advertisers, retaining a portion of it to promote its own products and services. TWC also sells online and video advertising on its owned and operated local news, sports and lifestyle channels and its Roadrunner.com portal to local and regional advertisers. In addition, TWC continues to explore various means to deliver advanced advertising offerings and measurement data to video and high-speed data advertisers.

In many locations, TWC has formed advertising “interconnects” or entered into representation agreements with contiguous cable system operators under which TWC sells advertising on behalf of those operators in exchange for a percentage of the advertising revenue. This enables TWC to deliver commercials across wider geographic areas, replicating the reach of the local broadcast stations as much as possible. TWC also sells advertising on behalf of Verizon FiOS and AT&T Inc. (“AT&T”) U-verse in a number of cities and online display advertising on behalf of several third parties in exchange for a percentage of the advertising revenue. In addition, TWC, together with Comcast and Cox Communications, Inc., owns National Cable Communications LLC (“National Cable Communications”), which, on behalf of a number of cable operators, sells advertising time to national and regional advertisers. Through National Cable Communications, TWC is a party to an agreement to sell DIRECTV Group Inc. (“DIRECTV”) advertising inventory on regional sports networks (“RSNs”) and, beginning in 2012, on approximately 25 DIRECTV channels in six cities. TWC also sells the video advertising inventory of certain RSNs in New York City and Ohio, and, beginning in the fall of 2012, it plans to sell the video advertising inventory of two new RSNs that it expects to launch in Los Angeles.

Regional Sports and News Networks

In February 2011, TWC entered into an agreement with the Los Angeles Lakers® for rights to distribute all locally available pre-season, regular season and post-season Los Angeles Lakers games, beginning with the 2012-2013 season and continuing through the 2032-2033 season with the right to extend for an additional five seasons. In the fall of 2012, TWC expects to launch two HD RSNs, one in English and one in Spanish, to carry the Los Angeles Lakers basketball games and the Los Angeles Galaxy® Major League Soccer games as well as other regional sports programming. TWC also manages 18 local news channels, including NY1 News, a 24-hour news channel focused on the New York metropolitan area, nine local sports channels and seven local lifestyle channels, and it owns 26.8% of Sterling Entertainment Enterprises, LLC (doing business as SportsNet New York), a New York City-based regional sports network that carries New York Mets® baseball games as well as other regional sports programming.

Marketing and Sales

TWC uses the brand name Time Warner Cable and its graphic brand identity, the “eye and ear” symbol, to market its services. The brand identity and brand messaging are delivered via broadcast, TWC’s website, its cable systems, print, radio and other outlets, including outdoor advertising, direct mail, email, on-line advertising, local grassroots efforts and non-traditional media.

TWC also employs a wide range of direct channels to reach its customers, including outbound telemarketing, email marketing, door-to-door sales, online at www.timewarnercable.com and through third-party web partners, and in TWC and third-party retail stores. Beyond these channels, TWC uses social media applications, such as Facebook®, to build awareness of its brand, products and services. In addition, TWC uses customer care channels and inbound call centers to sell additional services to existing customers, as well as new services to potential customers.

Increasingly, TWC uses proprietary segmentation techniques to target products and services to specific groups of existing and potential customers. TWC launched SignatureHomeTM, a product and service bundle targeting its higher-end demographic with a video, high-speed data and voice bundle that includes certain enhanced features, in November 2010. During 2011, TWC actively marketed SignatureHome alongside new promotional packages of products and services. TWC also expanded its launch of Time Warner Cable TV Essentials, a package targeting budget-conscious customers, during 2011 and introduced new bundles with TV Essentials and its lower speed high-speed data tiers. TWC uses product innovations, like its TWC TV apps, to differentiate TWC from its competitors and creative marketing campaigns to appeal to groups of customers. TWC plans to continue to tailor services by customer segment and market these services with a mix of targeted media and direct marketing efforts.

Customer Care

TWC continues to upgrade its customer care processes and infrastructure as it consolidates and regionalizes many of its service operations. The introduction of SignatureServiceTM as part of TWC’s SignatureHome offering is a departure from its traditional “one size fits all” customer service, and the Company is continually improving its installation and service processes and the related options available to customers, such as shortened service windows and guaranteed on-time appointments. TWC also enables existing customers to self install many of the Company’s services without the need for a service appointment. To provide customers with more service and response options, TWC is upgrading its call center platforms to allow customer calls to be routed more efficiently, and investing in its interactive voice response system and a broad set of self-help tools through online channels, such as interactive chat and MyServices at www.timewarnercable.com. The Company also continues to focus on improving reliability and the technical quality of its plant to avoid repeat trouble calls.

Technology

Cable Systems

TWC’s cable systems employ a hybrid fiber coaxial cable, or “HFC,” network. TWC transmits signals on these systems via laser-fed fiber optic cable from origination points known as “headends” and “hubs” to a group of distribution “nodes,” and uses coaxial cable to deliver these signals from the individual nodes to the homes and businesses they serve. TWC pioneered this architecture and received an Emmy® award in 1994 for its HFC development efforts. HFC architecture allows the delivery of two-way video and broadband transmissions, which is essential to providing advanced video, high-speed data, voice, networking and transport services. As of December 31, 2011, nearly all of the homes and businesses passed by TWC’s cable systems were served by two-way capable plant infrastructure that had been upgraded to provide at least 750MHz of capacity.

Historically, TWC has utilized local headends in each of its systems to receive, transcode and transmit video signals. TWC is gradually moving these functions for national signals from local headends to two national headends, which will allow TWC to improve network efficiency and reliability and better deliver multi-format video to the growing array of IP-connected devices.

TWC believes that its network architecture is sufficiently flexible and extensible to support its current requirements. However, TWC anticipates that it will need to continually use the bandwidth available to its systems more efficiently. To accommodate increasing demands for greater capacity in its network, TWC has deployed, in all of its service areas, a technology known as switched digital video (“SDV”). SDV technology expands network capacity by transmitting on a given node certain digital and HD video channels only when they are being watched by one or more customers served by that node. Since it is generally the case that not all such channels are being watched at all times within any given group of customers, SDV technology frees up capacity that can then be made available for other uses, including additional HD channels, expanded VOD offerings, faster high-speed data connections, reliable Digital Phone quality and interactive services. TWC received an Emmy award in 2008 for its efforts in SDV technology development. In addition to its use of SDV technology, TWC expects that over the next several years it will continue to reclaim spectrum currently dedicated to the delivery of analog video signals, thereby freeing additional capacity for other services.

Set-top Boxes and IP-connected Devices

Each of TWC’s cable systems uses one of two “conditional access” systems to secure signals from unauthorized receipt. The intellectual property rights to these conditional access systems are controlled by set-top box manufacturers. In part as a result of the proprietary nature of these conditional access systems, TWC currently purchases set-top boxes from a limited number of suppliers. For more information, see “Risk Factors—Risks Related to Dependence on Third Parties—TWC may not be able to obtain necessary hardware, software and operational support.”

Generally, to receive digital video programming, TWC’s video subscribers must have either a TWC-provided digital set-top box or a “digital cable-ready” television or similar device equipped with a conditional-access security card (“CableCARDTM”). In order to utilize TWC’s two-way video services (which include VOD and channels delivered via SDV), customers generally must have a TWC-provided digital set-top box since a CableCARD cannot transmit “upstream signals” necessary to utilize these services. In 2009, TWC began distributing free tuning adaptors to allow subscribers using certain unidirectional devices to access and view channels delivered via SDV technology.

TWC has launched TWC TV apps for the iPad and iPhone, which allow TWC residential video subscribers to watch live cable channels on these devices on their premises, without the need for a set-top box or a CableCARD. In 2012, the Company expects to make live programming available on a variety of new devices in the home, such as Android smartphones and tablets, personal computers, game consoles and certain models of Internet-ready televisions. TWC also offers certain video programming services to its subscribers anywhere they have access to the Internet. These services include ESPN, the Big Ten Network, HBO GO and Max GO and TWC expects to continue to add new Internet-accessible content during 2012.

Suppliers

TWC contracts with certain third parties for goods and services related to the delivery of its video, high-speed data and voice services.

Video programming.  TWC carries local broadcast stations pursuant to the compulsory copyright provisions of the Copyright Act of 1976, as amended, as well as under either the FCC “must carry” rules or a written retransmission consent agreement with the relevant station owner. TWC has multi-year retransmission consent agreements in place with most of the retransmission consent stations that it carries. For more information, see “—Regulatory Matters” below. Cable networks, including premium channels and related VOD content, are carried pursuant to affiliation agreements. TWC generally pays a monthly per subscriber fee for these cable services and for broadcast stations that elect retransmission consent. Payments to the providers of some premium channels may be based on a percentage of TWC’s gross receipts from subscriptions to the services. Generally, TWC obtains rights to carry VOD movies and events and to sell and/or rent online video programming via the Road Runner Video Store through iN Demand L.L.C., a company in which TWC holds a minority interest. In some instances, TWC contracts directly with film studios for VOD carriage rights for movies. Such VOD content is generally provided to TWC under revenue-sharing arrangements.

Set-top boxes, program guides and network equipment.  TWC purchases set-top boxes and CableCARDs from a limited number of suppliers, including Cisco Systems, Inc. (“Cisco Systems”), Motorola Solutions, Inc. and Samsung Electronics Co., Ltd. and rents these devices to subscribers at monthly rates. See “—Set-top Boxes and IP-connected Devices” above and “—Regulatory Matters” below. TWC purchases routers, switches and other network equipment from a variety of providers, the most significant of which is Cisco Systems. See “Risk Factors—Risks Related to Dependence on Third Parties—TWC may not be able to obtain necessary hardware, software and operational support.” In addition to its Open Cable Digital Navigator (“ODN”) and Mystro Digital Navigator (“MDN”) program guides, TWC provides certain of its subscribers with set-top box program guides from Rovi Corporation.

High-speed data and voice connectivity.  TWC delivers its high-speed data and voice services through its HFC network. TWC uses circuits that are either owned by TWC or leased from third parties to connect to the Internet, the public switched telephone network and to interconnect to its network. TWC pays fees for leased circuits based on the amount of capacity available to it and pays for Internet connectivity based on the amount of IP-based traffic received from and sent over the other carrier’s network. TWC also has entered into a number of “settlement-free peering” arrangements with third-party networks that allow TWC to exchange traffic with those networks without a fee.

Voice services.  Under multi-year agreements between TWC and Sprint Nextel Corporation (“Sprint”), Sprint assists TWC in providing voice service by routing voice traffic to and from destinations outside of TWC’s network via the public switched telephone network, delivering E911, operator and directory assistance services and assisting in order processing, local number portability and long-distance traffic carriage. In the fourth quarter of 2010, TWC began replacing Sprint as the provider of these services and, as of December 31, 2011, TWC had replaced Sprint with respect to nearly half of TWC’s voice lines. The Company expects to replace the majority of the remaining voice lines in 2013, with the process completed during the first quarter of 2014.

Competition

Residential Services

TWC faces intense competition for residential services customers from a variety of alternative communications, information and entertainment delivery sources. TWC competes with incumbent local telephone companies, including AT&T and Verizon, across each of its primary residential services. Some of these telephone companies offer a broad range of services with features and functions comparable to those provided by TWC and in bundles similar to those offered by TWC, sometimes including wireless service. Each of TWC’s residential services also faces competition from other companies that provide services on a stand-alone basis. TWC’s residential video service faces competition from direct broadcast satellite (“DBS”) services, including DIRECTV and DISH Network Corporation (“DISH Network”), and increasingly from companies that deliver content to consumers over the Internet. TWC’s residential high-speed data and voice services face competition from wireless Internet and voice providers. TWC’s residential voice service also faces competition from “over-the-top” phone services and other alternatives. Additionally, technological advances and product innovations have increased and will likely continue to increase the number of alternatives available to TWC’s current and potential residential customers, further intensifying competition. See “Risk Factors—Risks Related to Competition.”

Principal Competitors

Incumbent local telephone companies.  TWC’s residential video, high-speed data and voice services face competition from the video, digital subscriber line (“DSL”), wireless broadband and wireline and wireless phone offerings of AT&T and Verizon. TWC estimates that AT&T and Verizon have upgraded their networks in approximately 25% and 12%, respectively, of TWC’s operating areas to carry two-way video, high-speed data and IP-based telephony services, each of which is similar to the corresponding residential service offered by TWC. Moreover, AT&T and Verizon aggressively market and sell bundles of video, high-speed data and voice services plus, in some cases, wireless services, and they market cross-platform features with their wireless services. In addition, both AT&T and Verizon have begun offering services that allow subscribers to view television programming and rent movies on mobile devices. TWC also faces competition in some areas from the DSL, wireless broadband and phone offerings of smaller incumbent local telephone companies, such as Frontier Communications Corporation, Cincinnati Bell, Inc. and CenturyLink, Inc.

Direct broadcast satellite.  TWC’s residential video service faces competition from DBS services, such as DISH Network and DIRECTV. DISH Network and DIRECTV offer satellite-delivered pre-packaged programming services that can be received by relatively small and inexpensive receiving dishes. These providers offer aggressive promotional pricing, exclusive programming (e.g., NFL Sunday Ticket) and video services that are comparable in many respects to TWC’s residential digital video service, including its DVR service and some of its interactive programming features.

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

Other Competition and Competitive Factors

Aside from competing with the video, high-speed data and voice services offered by incumbent local telephone companies, DBS providers and cable overbuilders, each of TWC’s residential services also faces competition from other companies that provide services on a stand-alone basis.

Video competition.  TWC’s residential video service faces competition from a number of different sources, including companies that deliver movies, television shows and other video programming over broadband Internet connections, such as Hulu.com, Apple Inc.’s iTunes, Netflix Inc.’s “Watch Instantly” and YouTube. Increasingly, content owners are utilizing Internet-based delivery of content directly to consumers, some without charging a fee for access to the content. Furthermore, due to consumer electronics innovations, consumers are able to watch such Internet-delivered content on television sets and mobile devices. TWC also competes with online order services with mail delivery and video stores.

“Online” competition.  TWC’s residential high-speed data service faces competition from a variety of companies that offer other forms of online services, including low cost dial-up services over telephone lines and wireless broadband services over a variety of types of networks.

Digital Phone competition. TWC’s residential voice service competes with wireline, wireless and “over-the-top” phone providers. An increasing number of homes in the U.S. are replacing their traditional wireline telephone service with wireless phone service, a trend commonly referred to as “wireless substitution.” Wireless phone providers are encouraging this trend with aggressive marketing and the launch of wireless products targeted for home use. TWC also competes with “over-the-top” providers, such as Vonage, Skype, magicJack and Google Voice, and companies that sell phone cards at a cost per minute for both national and international service. In addition, TWC’s residential voice service competes with other forms of communication, such as text messaging on cellular phones, instant messaging, social networking services and email. The increase in wireless substitution, the number of different technologies capable of carrying voice services and the number of alternative communication options available to customers has intensified the competitive environment in which TWC operates its residential voice service.

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

Business Services

TWC competes across each of its business high-speed data, networking and voice services with incumbent local exchange carriers, or “ILECs,” and competitive local exchange carriers, or “CLECs.” TWC’s cell tower backhaul service faces competition from ILECs and CLECs, as well as other carriers, such as metro and regional fiber providers. TWC’s business video service faces competition from direct broadcast satellite providers. Through its NaviSite subsidiary, TWC competes with cloud, hosting and related service providers and application-service providers.

Advertising

TWC faces intense competition in its advertising business across many different platforms and from a wide range of local and national competitors. Competition has increased and will likely continue to increase as new formats for advertising seek to attract the same advertisers. Depending on the advertiser in question, TWC competes for advertising revenues against, among others, local broadcast stations, national cable and broadcast networks, radio, newspapers, magazines and outdoor advertisers, as well as Internet companies.

Employees

As of December 31, 2011, TWC had approximately 48,500 employees, including approximately 1,200 part-time employees. Approximately 4.6% of TWC’s employees are represented by labor unions. TWC considers its relations with its employees to be good.

Regulatory Matters

TWC’s business is subject, in part, to regulation by the FCC and by most local and state governments where TWC has cable systems. In addition, TWC’s business is operated subject to compliance with the terms of the Memorandum Opinion and Order issued by the FCC in July 2006 in connection with the regulatory clearance of the transactions related to TWC’s 2006 acquisition of cable systems from Adelphia Communications Corporation (“Adelphia”) and Comcast (the “Adelphia/Comcast Transactions Order”), which is in effect until July 2012. Various legislative and regulatory proposals under consideration from time to time by the U.S. Congress (“Congress”) and various federal agencies have in the past materially affected TWC and may do so in the future.

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

The following is a summary of current significant federal, state and local laws and regulations affecting the growth and operation of TWC’s business, as well as a summary of the terms of the Adelphia/Comcast Transactions Order. The summary of the Adelphia/Comcast Transactions Order herein does not purport to be complete and is subject to, and is qualified in its entirety by reference to, the provisions of the Adelphia/Comcast Transactions Order.

Video Services

Subscriber rates.  The Communications Act and the FCC’s rules regulate rates for basic cable service and equipment in communities that are not subject to “effective competition,” as defined by federal law. Where there has been no finding by the FCC of effective competition, federal law authorizes franchising authorities to regulate the monthly rates charged by the operator for the minimum level of video programming service, referred to as basic service tier or BST, which generally includes broadcast television signals, satellite-delivered broadcast networks and superstations, local origination channels, a few specialty networks and public access, educational and government channels. This regulation also applies to the installation, sale and lease of equipment used by subscribers to receive basic service, such as set-top boxes and remote control units. As of December 31, 2011, the FCC has determined that approximately 75% of the communities TWC serves are subject to “effective competition.”

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

In September 2007, the FCC adopted rules that require cable operators that offer at least some analog service (i.e., that are not operating “all-digital” systems) to provide subscribers down-converted analog versions of must-carry broadcast stations’ digital signals. In addition, must-carry stations broadcasting in HD format must be carried in HD on cable systems with greater than 552 MHz capacity; standard-definition signals must be carried in analog format (although TWC often also carries such signals in digital format). These rules became effective after the broadcast television transition from analog to digital service for full power television stations on June 12, 2009, and are currently scheduled to terminate after three years, on June 12, 2012, subject to FCC review.

In March 2010, a coalition of fourteen public interest groups and multi-channel video programming distributors (“MVPDs”), including TWC, petitioned the FCC for reform of the retransmission consent rules. The petition stated that outdated retransmission consent rules allow broadcasters to threaten signal blackouts to force MVPDs to pay significant increases in retransmission consent fees to the detriment of MVPDs and consumers. Shortly thereafter, in March 2010, the FCC issued a Public Notice seeking comment on the petition. In March 2011, the FCC initiated a rulemaking proceeding on retransmission consent. TWC is unable to predict what rules, if any, the FCC might adopt in connection with retransmission consent.

The Communications Act also permits franchising authorities to negotiate with cable operators for channels for public, educational and governmental access programming. It also requires a cable system with 36 or more activated channels to designate a significant portion of its channel capacity for commercial leased access by third parties, which limits the amount of capacity TWC has available for other programming. The FCC regulates various aspects of such third-party commercial use of channel capacity on TWC’s cable systems, including the rates and some terms and conditions of the commercial use. These rules are the subject of an ongoing FCC proceeding, and recent revisions to such rules are stayed pursuant to an appeal in the U.S. Court of Appeals for the Sixth Circuit. The FCC also has an open proceeding to examine its substantive and procedural rules for program carriage. In August 2011, the FCC issued a program carriage order and further notice of proposed rulemaking. TWC and the National Cable and Telecommunications Association appealed the order to the U.S. Court of Appeals for the Second Circuit. The rulemaking proceeding remains pending, and TWC is unable to predict whether any such proceedings will lead to any material changes in existing regulations.

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

Pole attachment regulation.  The Communications Act requires that investor-owned utilities provide cable systems and telecommunications carriers with non-discriminatory access to any pole, conduit or right-of-way controlled by those utilities. The Communications Act permits the FCC to regulate the rates, terms and conditions imposed by these utilities for cable systems’ use of utility poles and conduit space. States are permitted to preempt FCC jurisdiction over pole attachments through certifying that they regulate the terms of attachments themselves. Many states in which TWC operates have done so. Rates for “cable” attachments and “telecommunications” attachments are calculated under different provisions of the Communications Act and rates for telecommunications services attachments have historically been higher than the rates for cable attachments. The FCC or a certifying state could increase pole attachment rates paid by cable operators for their different services. On April 7, 2011, in response to a Notice of Proposed Rulemaking initiated in November 2007 to specifically address pole attachment rates that would apply to attachments made by cable operators and telecommunications companies that were used to provide high-speed Internet access services, and in furtherance of the recommendations made in the National Broadband Plan, the FCC adopted an Order comprehensively revising its pole attachment rules. The new rules, which became effective on June 8, 2011, seek to improve the efficiency and reduce the costs of deploying telecommunications, cable and broadband networks, in order to accelerate broadband buildout. The rules also revise the formula for the telecommunications attachment rate, lowering it and bringing it as close as possible to the cable rate. The April 2011 Order is subject to Petitions for Reconsideration at the FCC and judicial appeal before the U.S. Court of Appeals for the District of Columbia Circuit. Action on these Petitions could cause TWC’s pole attachment payments to increase. The appropriate method for calculating pole attachment rates for cable operators that provide Voice over Internet Protocol (“VoIP”) services remains unclear. However, in August 2009, a coalition of electric utility companies petitioned the FCC to declare that the pole attachment rate for attachments used by cable companies to provide VoIP services should be assessed at the rate paid by telecommunications providers. TWC opposed this petition. If the FCC grants the electric utility companies’ petitions, TWC’s pole attachment payments could also increase. Finally, some of the poles TWC uses are exempt from federal regulation because they are owned by utility cooperatives and municipal entities. These entities may not renew TWC’s existing agreements when they expire, and they may require TWC to pay substantially increased fees. A number of these entities are currently seeking to impose substantial rate increases. Any increase in TWC’s pole attachment rates or inability to secure continued pole attachment agreements with these cooperatives or municipal utilities on commercially reasonable terms could cause TWC’s business, financial results or financial condition to suffer. For further discussion of pole attachment rates, see the discussion in “Risk Factors—Risks Related to Government Regulation—TWC may encounter substantially increased pole attachment costs.”

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

In November 2009, in its National Broadband Plan proceeding, the FCC identified a set-top box “innovation gap” that it stated could hinder the convergence of video, TV and IP-based technology. In December 2009, the FCC launched two proceedings, seeking comment on improvements for CableCARDs and longer term measures to encourage innovation in the market for navigation devices, such as requiring MVPDs and consumer electronics manufacturers to develop a universal “all-video” adapter. In October 2010, the FCC adopted an Order to address CableCARD issues. The new rules included requirements that cable operators provide reasonable access to switched digital programming for retail one-way devices through a technology of the operator’s choice, provide credits to customers who use their own retail set-top boxes rather than renting and allow self-installation of CableCARDs. The Order also granted relief to cable operators by eliminating the requirement for certain connectors on HD set-top boxes in favor of alternative outputs and allowing operators to deploy low-end HD set-top boxes that do not include CableCARDs. The universal “all-video” adapter notice of inquiry proceeding remains pending. If the FCC requires MVPDs to develop an “all-video” adapter, it may impede innovation in this area.

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

Program carriage and Adelphia/Comcast Transactions Order.  The Communications Act and the FCC’s “program carriage” rules restrict cable operators and MVPDs from unreasonably restraining the ability of an unaffiliated programming vendor to compete fairly by discriminating against the programming vendor on the basis of its non-affiliation in the selection, terms or conditions for carriage. The Adelphia/Comcast Transactions Order imposes certain additional program carriage conditions on TWC, which will expire in July 2012, related to RSNs. In particular, the Adelphia/Comcast Transactions Order provides that (i) neither TWC nor its affiliates may offer an affiliated RSN on an exclusive basis to any MVPD; (ii) TWC may not unduly or improperly influence the decision of any affiliated RSN to sell programming to an unaffiliated MVPD or the prices, terms and conditions of sale of programming by an affiliated RSN to an unaffiliated MVPD; (iii) if an MVPD and an affiliated RSN cannot reach an agreement on the terms and conditions of carriage, the MVPD may elect commercial arbitration to resolve the dispute; (iv) if an unaffiliated RSN is denied carriage by TWC, it may elect commercial arbitration to resolve the dispute in accordance with the FCC’s program carriage rules; and (v) with respect to leased access, if an unaffiliated programmer is unable to reach an agreement with TWC, that programmer may elect commercial arbitration to resolve the dispute, with the arbitrator being required to resolve the dispute using the FCC’s existing rate formula relating to pricing terms. The FCC has suspended this “baseball style” arbitration procedure as it relates to TWC’s carriage of unaffiliated RSNs, although it allowed the arbitration of a claim brought by the Mid-Atlantic Sports Network (“MASN”) because the claim was brought prior to the suspension. In that case, in December 2010, the FCC reversed the earlier decision of the FCC’s Media Bureau and found that TWC had legitimate reasons for its carriage decisions regarding MASN and had not discriminated against the network on the basis of affiliation. MASN appealed the FCC’s decision to the U.S. Court of Appeals for the Fourth Circuit, where the case is currently pending. Herring Broadcasting, Inc., which does business as WealthTV, also filed a program carriage complaint against TWC and other cable operators alleging discrimination against WealthTV’s programming in favor of an allegedly similarly situated video programming vendor in violation of the FCC’s rules. In October 2009, after convening an evidentiary hearing on the merits of the claim, an FCC Administrative Law Judge issued a recommended decision in favor of TWC and the other cable operators in the proceeding, which WealthTV appealed to the full FCC. This proceeding remains pending. In July 2011, the FCC issued a public notice, seeking comment on issues related to RSN access and carriage to prepare a report examining those issues six months prior to the expiration of the RSN conditions, as required by the Adelphia/Comcast Transactions Order. The FCC released its report on the RSN marketplace in January 2012, concluding that in the absence of additional FCC action, the RSN conditions applying to TWC will expire on July 13, 2012.

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

Franchise agreements usually have a term of ten to 15 years from the date of grant, although some renewals may be for shorter terms. Franchise agreements usually are terminable only if the cable operator fails to comply with material provisions. TWC has not had a franchise terminated due to breach. After a franchise agreement expires, a local franchising authority may seek to impose new and more onerous requirements, including requirements to upgrade facilities, to increase channel capacity and to provide various new services. Federal law, however, provides significant substantive and procedural protections for cable operators seeking renewal of their franchises. In addition, although TWC occasionally reaches the expiration date of a franchise agreement without having a written renewal or extension, TWC generally has the right to continue to operate, either by agreement with the local franchising authority or by law, while continuing to negotiate a renewal. In the past, substantially all of the material franchises relating to TWC’s systems have been renewed by the relevant local franchising authority, though sometimes only after significant time and effort.

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

At the state level, several states, including California, Kansas, Missouri, North Carolina, Ohio, South Carolina and Wisconsin, have enacted statutes intended to streamline entry by additional video competitors, some of which provide more favorable treatment to new entrants than to existing providers. Similar bills are pending or may be enacted in additional states. Despite TWC’s efforts and the protections of federal law, it is possible that some of TWC’s franchises may not be renewed, and TWC may be required to make significant additional investments in its cable systems in response to requirements imposed in the course of the franchise renewal process.

High-speed Internet Access Services

TWC provides high-speed Internet access services over its existing cable facilities. In 2002, the FCC released an order in which it determined that cable-provided high-speed Internet access service is an interstate “information service” rather than a “cable service” or a “telecommunications service,” as those terms are defined in the Communications Act. That determination was sustained by the U.S. Supreme Court. The “information service” classification means that the service is not subject to regulation as a cable service or as a telecommunications service under federal, state or local law. Nonetheless, TWC’s high-speed Internet access service is subject to a number of regulatory requirements, including the Communications Assistance for Law Enforcement Act (“CALEA”), which requires that high-speed data providers implement certain network capabilities to assist law enforcement agencies in conducting surveillance of criminal suspects.

“Net neutrality” legislative proposals and regulations.  Over the past several years, disparate groups have adopted the term “net neutrality” in connection with their efforts to persuade Congress and regulators to adopt rules that could limit the ability of broadband Internet access providers to effectively manage or operate their broadband networks. In previous Congressional sessions, legislation was introduced proposing “net neutrality” requirements, which would have limited to a greater or lesser extent the ability of high-speed Internet access service providers to adopt pricing models and network management policies.

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

In October 2009, the FCC initiated a Notice of Proposed Rulemaking to adopt so-called “net neutrality” or “open Internet” rules applicable to all providers of broadband Internet access services, whether wireline or wireless. The rules as proposed would not have applied to providers of applications, content or other services. Subsequently, in response to the April 2010 decision of the U.S. Court of Appeals for the District of Columbia Circuit overturning the FCC’s August 2008 ruling pursuant to Title I of the Act finding Comcast had violated the FCC’s Net Neutrality Policy Statement, the FCC adopted a Notice of Inquiry (“NOI”) to explore classifying the transmission component of facilities-based wireline broadband Internet access service as a Title II common carrier service. The NOI only touched on how non-facilities based and wireless broadband Internet service providers should be regulated and did not address the regulatory framework applicable to application or content providers, on-line service providers or Internet backbone providers. In September 2010, the FCC issued a public notice seeking comments on the relationship between its October 2009 proposed net neutrality regulations and “managed” or “specialized” services that are provided over the same last-mile facilities as broadband Internet access service. On December 21, 2010, the FCC adopted an Open Internet Order pursuant to its Title I authority imposing net neutrality obligations on broadband Internet access providers, including TWC. While the Order specifically indicates that the FCC pursued the exercise of Title I jurisdiction in lieu of a Title II reclassification approach, the NOI addressing a Title II reclassification nevertheless remains pending.

The new Open Internet rules, which became effective on November 20, 2011, are based on three basic principles: transparency, no blocking and no unreasonable discrimination, and are applicable to fixed and wireless broadband Internet access providers to different extents. Under the new rules, fixed and wireless broadband Internet access providers are required to make their practices transparent at the point-of-sale and publically available thereafter to both consumers and providers of Internet content, services, applications and devices via their website or some other method. In addition, subject to “reasonable network management,” fixed broadband Internet access providers are prohibited from blocking lawful content, applications, services and non-harmful devices, and from engaging in unreasonable discrimination in transmitting lawful traffic. The new rules specifically do not apply to “managed” or “specialized” services that share the same network infrastructure as broadband Internet access services, although the Order indicates that the FCC intends to observe market developments in this area and may take further regulatory action if it believes it is warranted. The rules are currently under appeal by multiple parties before the U.S. Court of Appeals for the District of Columbia Circuit, with proponents arguing the rules did not go far enough and opponents arguing the FCC had no jurisdiction to impose rules.

For further discussion of “net neutrality” and its impact on TWC, see the discussion in “Risk Factors—Risks Related to Government Regulation—‘Net neutrality’ legislation or regulation could limit TWC’s ability to operate its high-speed data business profitably and to manage its broadband facilities efficiently.”

National Broadband Plan.  As part of the American Recovery and Reinvestment Act of 2009, Congress directed the FCC to develop a National Broadband Plan, which was delivered to Congress on March 16, 2010. The plan focuses primarily on universal broadband deployment, increased broadband utilization and adoption, and the integration of broadband into several key “national purposes,” such as healthcare, education, energy and E-government, and includes over 200 recommendations to ensure that every American has affordable access to, and an understanding of, broadband capability.

On April 6, 2010, the FCC released its Broadband Action Agenda setting out the purpose and timing of more than 60 rulemakings and other notice-and-comment proceedings to implement the recommendations of the National Broadband Plan intended to accelerate the deployment and adoption of robust, affordable broadband for all Americans; to help 100 million U.S. homes get affordable access to actual download speeds of at least 100 megabits over the next decade; to promote innovation, investment, competition and consumer interests throughout the broadband ecosystem; and to advance the use of broadband for key national priorities, including public safety, health care and education. The FCC has commenced numerous proceedings in accordance with the Broadband Action Agenda, many of which, including those addressing Universal Service Fund (“USF”) reform, consumer disclosure and transparency, network reliability and survivability and pole attachments, TWC is an active participant. On November 18, 2011, the FCC released the first comprehensive Order reforming the high cost support mechanism known as the High Cost Fund (“HCF”) of the USF mechanism by refocusing the HCF to a new Connect America Fund which will fund the buildout and provision of broadband service as a new universal service in those areas of the country where broadband would not otherwise be deployed. TWC is unable to predict the impact of these proceedings on TWC’s business.

Voice Services

TWC currently offers residential and business voice services using VoIP technology. Traditional providers of circuit-switched telephone services generally are subject to significant regulation. It is unclear whether and to what extent regulators will subject interconnected VoIP services such as TWC’s residential and business voice services to all the same regulations that apply to the traditional voice services provided by incumbent telephone companies. In February 2004, the FCC opened a broad-based rulemaking proceeding to consider these and other issues. That rulemaking remains pending. The FCC has, however, extended a number of traditional telephone carrier regulations to interconnected VoIP providers, including requiring interconnected VoIP providers: to provide E911 capabilities as a standard feature to their subscribers; to comply with the requirements of CALEA to assist law enforcement investigations in providing, after a lawful request, call content and call identification information; to contribute to the USF; to pay regulatory fees; to comply with subscriber privacy rules; to provide access to their services to persons with disabilities; and to comply with service discontinuance requirements and local number portability (“LNP”) rules when subscribers change telephone providers.

Certain other issues related to interconnected VoIP services remain unclear. In particular, in November 2004, the FCC determined that regardless of their regulatory classification, certain interconnected VoIP services qualify as interstate services with respect to economic regulation. The FCC preempted state public utility commission regulations that address such issues as entry certification and tariffing requirements, as applied to nomadic and other interconnected VoIP services having similar characteristics. On March 21, 2007, the U.S. Court of Appeals for the Eighth Circuit affirmed the FCC’s November 2004 order with respect to these VoIP services. Despite this ruling, certain states have sought to impose state regulation on interconnected VoIP providers such as TWC. For instance, in 2008, the Wisconsin Public Utility Commission ruled that TWC’s Digital Phone service is subject to traditional, circuit-switched telephone regulation, and in October 2010, the Maine Public Utilities Commission ruled that TWC’s voice services should be regulated in Maine as a telephone service and that TWC must obtain CLEC and Interexchange Carrier (long-distance) authorizations for its voice operations. The Maine decision, however, was effectively reversed when the Maine legislature, in June 2011, enacted a state law that specifically provided that the Public Utilities Commission may not regulate VoIP without further authorization from the legislature. Other state commissions, such as Vermont, have similarly ruled that VoIP is a telephone service subject to state regulation or have opened investigations into whether and to what extent interconnected VoIP services should be regulated in their respective states.

The FCC and various states are also considering various issues associated with how interconnected VoIP services should interconnect with incumbent phone company networks. Because the FCC has yet to classify interconnected VoIP service, the precise scope of interconnection rules as applied to interconnected VoIP service remains unclear. As a result, some small incumbent telephone companies (“RLECs”) resist interconnecting directly with TWC under various legal theories. In July 2010, as a result of some rural telephone companies claiming protection under the rural exemption provisions of Section 251 of the Communications Act in refusing to interconnect with CLECs for purposes of exchanging

TWC’s VoIP traffic, TWC filed a Petition for Preemption with the FCC that requested a determination that interconnection with RLEC networks for the purpose of establishing reciprocal compensation arrangements pursuant to sections 251 (a) and (b) of the Communications Act is not subject to the rural exemption under Section 251 of the Communications Act. The FCC granted TWC’s Petition on May 26, 2011, clarifying that RLECs are required to negotiate interconnection agreements for the purpose of enabling TWC to provide its voice service in competition with RLECs. The Order also states that if RLECs refuse to negotiate, state public utility commissions have an obligation to arbitrate an interconnection agreement within the timeframes specified under the Communications Act.

Finally, on November 18, 2011, in its proceeding considering comprehensive intercarrier compensation reform, including the appropriate compensation regime applicable to interconnected VoIP traffic over the public switched telephone network, the FCC released an Order adopting rules providing greater clarity regarding the compensation rights and obligations of carriers that originate or terminate VoIP traffic, making clear that origination and termination charges may be imposed when an entity uses IP facilities to transmit traffic to or from a party’s premises and establishing default rates for such traffic. At the same time the FCC issued a Further Notice of Proposed Rulemaking seeking to adopt rules to govern IP-to-IP interconnection for voice services and indicating that carriers should negotiate such agreements in good faith during the pendency of such proceeding. It is unclear whether and when the FCC or Congress will adopt further rules relating to IP interconnection for voice services and how such rules would affect TWC’s interconnected VoIP service.

Commercial Networking and Transport Services

Entities providing point-to-point and other transport services generally have been subjected to various kinds of regulation. In particular, in connection with intrastate transport services, state regulatory authorities require such providers to obtain and maintain certificates of public convenience and necessity and to file tariffs setting forth the service’s rates, terms, and conditions and to have just, reasonable, and non-discriminatory rates, terms and conditions. Interstate transport services are governed by similar federal regulations. In addition, providers generally may not transfer assets or ownership without receiving approval from or providing notice to state and federal authorities. Finally, providers of point-to-point and similar transport services are required to contribute to various state and federal regulatory funds, including state universal funds and the USF.

Other Federal Regulatory Requirements

The Communications Act also includes numerous other provisions, applicable to some extent, to one or more of TWC’s services. These provisions apply to customer service, subscriber privacy, marketing practices, equal employment opportunity, technical standards and equipment compatibility, antenna structure notification, marking, lighting, emergency alert system requirements, disability access, loudness of commercial advertisements and the collection of annual regulatory fees, which are calculated based on the number of subscribers served, the types of FCC licenses held and certain interstate revenue thresholds. The FCC also actively regulates other aspects of TWC’s video services, including the mandatory blackout of syndicated, network and sports programming; customer service standards; political advertising; indecent or obscene programming; Emergency Alert System requirements for analog and digital services; closed captioning and video description requirements for the hearing impaired; commercial restrictions on children’s programming; recordkeeping and public file access requirements; and technical rules relating to operation of the cable network.

Operating Partnerships, Joint Ventures and Significant Investments

Time Warner Entertainment Company, L.P.

Time Warner Entertainment Company, L.P. (“TWE”) is a Delaware limited partnership that was formed in 1992 and is wholly owned by TWC. As of December 31, 2011, TWE held cable systems with 3.0 million video subscribers. As of December 31, 2011, TWE had $2.6 billion in principal amount of outstanding debt securities with maturities ranging from 2012 to 2033 and fixed interest rates ranging from 8.375% to 10.15%. TWC is a guarantor of TWE’s $2.6 billion in principal amount of outstanding debt securities. TWE is also a guarantor under TWC’s $4.0 billion senior unsecured three-year revolving credit facility, its $4.0 billion commercial paper program and its $23.6 billion in principal amount of outstanding debt securities. See “Management’s Discussion and Analysis of Results of Operations and Financial Condition—Financial Condition and Liquidity—Outstanding Debt and Mandatorily Redeemable Preferred Equity and Available Financial Capacity.”

TWE-A/N Partnership Agreement

Time Warner Entertainment-Advance/Newhouse Partnership (“TWE-A/N”) is a partnership that was formed in 1994 between TWE and Advance/Newhouse Partnership. The general partnership interests in TWE-A/N are held by Time Warner NY Cable LLC (“TW NY Cable”) and TWE (collectively, the “TW Partners”) and Advance/Newhouse Partnership (“A/N”), a partnership owned by wholly owned subsidiaries of Advance Publications Inc. and Newhouse Broadcasting Corporation. The TW Partners also hold preferred partnership interests. TWE acquired its interest in TWE-A/N as the result of a merger of its wholly owned subsidiary, TWE-A/N Holdco, L.P. (which previously held the interest), into TWE on December 31, 2008.

2002 restructuring of TWE-A/N.  The TWE-A/N cable television joint venture was formed by TWE and A/N in December 1995. A restructuring of the partnership was completed during 2002. As a result of this restructuring, cable systems and their related assets and liabilities serving approximately 2.1 million video subscribers as of December 31, 2002 (which amount is not included in TWE-A/N’s 4.4 million consolidated video subscribers as of December 31, 2011) located primarily in Florida (the “A/N Systems”), were transferred to a wholly owned subsidiary of TWE-A/N (the “A/N Subsidiary”). As part of the restructuring, effective August 1, 2002, A/N’s interest in TWE-A/N was converted into an interest that tracks the economic performance of the A/N Systems, while the TW Partners retain the economic interests and associated liabilities in the remaining TWE-A/N cable systems. TWE-A/N’s financial results, other than the results of the A/N Systems, are consolidated with TWC’s.

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

TWE’s special right of first offer.  Within a specified time period following the first, seventh, thirteenth and nineteenth anniversaries of the deaths of two specified members of the Newhouse family (whose deaths have not yet occurred), A/N has the right to deliver notice to TWE stating that it wishes to transfer some or all of the assets of the A/N Systems, thereby granting TWE the right of first offer to purchase the specified assets. Following delivery of this notice, an appraiser will determine the value of the assets proposed to be transferred. Once the value of the assets has been determined, A/N has the right to terminate its offer to sell the specified assets. If A/N does not terminate its offer, TWE will have the right to purchase the specified assets at a price equal to the value of the specified assets determined by the appraiser. If TWE does not exercise its right to purchase the specified assets, A/N has the right to sell the specified assets to an unrelated third party within 180 days on substantially the same terms as were available to TWE.

Wireless

On December 2, 2011, SpectrumCo entered into an agreement pursuant to which it will sell its AWS licenses that cover 20MHz over 80% of the continental U.S. and Hawaii to Verizon Wireless for $3.6 billion in cash. TWC, which owns 31.2% of SpectrumCo, will be entitled to receive approximately $1.1 billion in cash. This transaction, which is subject to certain regulatory approvals and customary closing conditions, is expected to close during 2012. On February 9, 2012, Comcast and Verizon Wireless received a Request for Additional Information and Documentary Materials from the U.S. Department of Justice in connection with their required notification filed under the Hart-Scott-Rodino Act.

Clearwire Communications

As of December 31, 2011, TWC held a 3.4% equity interest in Clearwire Communications LLC (“Clearwire Communications”), the operating subsidiary of Clearwire Corporation (“Clearwire”), a publicly traded company that was formed by the combination of the respective wireless broadband businesses of Sprint and Clearwire Communications. Clearwire’s Class A Common Stock is listed for trading on the NASDAQ Global Select Market. In connection with TWC’s initial investment in Clearwire Communications in 2008, affiliates of TWC and certain of the other Clearwire investors entered into an operating agreement, an equity holders’ agreement, a registration rights agreement (the “Registration Rights Agreement”) and a strategic investor agreement governing certain rights and obligations of the parties with respect to the governance of Clearwire. Under the Registration Rights Agreement, TWC is entitled to two demand registration rights (other than demands to file a registration statement on Form S-3) as long as the securities to be registered have an aggregate price to the public of not less than $50 million. On December 21, 2009, Clearwire filed a shelf registration statement providing for the registration and sale of all Clearwire securities held by TWC as of such date.

Item 1A. Risk Factors.

Risks Related to Competition

TWC faces a wide range of competition, which could negatively affect its business and financial results.

TWC’s industry is, and will continue to be, highly competitive. Some of TWC’s principal residential services competitors (incumbent local telephone companies, in particular) offer services that provide features and functions comparable to the residential video, high-speed data and/or voice services that TWC offers, and they offer them in bundles similar to TWC’s. In a number of TWC’s operating areas, AT&T and Verizon have upgraded their networks to carry two-way video, high-speed data with substantial bandwidth and IP-based telephony services, which they market and sell in bundles, in some cases, along with their wireless services.

In addition, each of TWC’s residential services faces competition from other companies that provide services on a stand-alone basis. TWC’s residential video service faces competition from DBS providers that try to distinguish their services from TWC’s by offering aggressive promotional pricing, exclusive programming, and/or assertions of superior service or offerings. Increasingly, TWC’s residential video service also faces competition from companies that deliver content to consumers over the Internet and on mobile devices, some without charging a fee for access to the content. This trend could negatively impact customer demand for TWC’s residential video service, especially premium channels and VOD services, and could encourage content owners to seek higher license fees from TWC in order to subsidize their free distribution of content. TWC’s residential high-speed data and voice services also face competition from wireless Internet and voice providers, and TWC’s residential voice service faces competition from “over-the-top” phone service and other communication alternatives, including texting, social networking and email.

TWC also competes across each of its business high-speed data, networking and voice services with ILECs and CLECs. TWC’s cell tower backhaul service faces competition from ILECs and CLECs, as well as other carriers, such as metro and regional fiber providers. TWC’s business video service faces competition from direct broadcast satellite providers. Through its NaviSite subsidiary, TWC competes with cloud, hosting and related service providers and application-service providers. In advertising, TWC competes for advertising revenues across many different platforms against a wide range of local and national competitors.

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

In addition to the various competitive factors discussed above, TWC’s business is subject to risks relating to increasing competition for the leisure and entertainment time of consumers. TWC’s business competes with all other sources of entertainment and information delivery. Technological advancements, such as new video formats and Internet streaming and downloading, many of which have been beneficial to TWC’s business, have nonetheless increased the number of entertainment and information delivery choices available to consumers and intensified the challenges posed by audience fragmentation. Increasingly, content owners are delivering their content directly to consumers over the Internet, often without charging any fee for access to the content. Furthermore, due to consumer electronics innovations, consumers are more readily able to watch such Internet-delivered content on television sets and mobile devices. The increasing number of choices available to audiences could negatively impact not only consumer demand for TWC’s products and services, but also advertisers’ willingness to purchase advertising from TWC. If TWC does not respond appropriately to the increasing leisure and entertainment choices available to consumers, TWC’s competitive position could deteriorate, and TWC’s financial results could suffer.

Risks Related to TWC’s Operations

A prolonged economic downturn, especially a continued downturn in the housing market, may negatively impact TWC’s ability to attract new subscribers and generate increased revenues.

The U.S. economy has experienced a protracted slowdown, and the future economic environment may continue to be challenging. A continuation or further weakening of these economic conditions could lead to further reductions in consumer demand for the Company’s services, especially premium services and DVRs, and a continued increase in the number of homes that replace their wireline telephone service with wireless service or “over-the-top” phone service and their video service with Internet-delivered and/or over-air content, which would negatively impact TWC’s ability to attract customers, increase rates and maintain or increase revenues. In addition, providing video services is an established and highly penetrated business. TWC’s ability to gain new video subscribers is dependent to a large extent on growth in occupied housing in TWC’s service areas, which is influenced by both national and local economic conditions. If the number of occupied homes in TWC’s operating areas continues to decline and/or the number of home foreclosures significantly increases, it may negatively impact TWC’s ability to gain new video subscribers.

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

Because network and information systems and other technologies are critical to TWC’s operating activities, network or information system, shutdowns caused by events such as computer hacking, dissemination of computer viruses, worms and other destructive or disruptive software, “cyber attacks” and other malicious activity pose increasing risks. TWC’s network and information systems are also vulnerable to damage or interruption from power outages, natural disasters, terrorist attacks and similar events. Any of these events could have an adverse impact on TWC and its customers, including degradation of service, service disruption, excessive call volume to call centers and damage to TWC’s plant, equipment, data and reputation.

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

Authoritative guidance issued by the Financial Accounting Standards Board (“FASB”) requires that goodwill, including the goodwill included in the carrying value of investments accounted for using the equity method of accounting, and other intangible assets deemed to have indefinite useful lives, such as cable franchise rights, cease to be amortized. The guidance requires that goodwill and certain intangible assets be tested annually for impairment or upon the occurrence of a triggering event. If the carrying value of goodwill or a certain intangible asset exceeds its estimated fair value, an impairment charge is recognized in an amount equal to that excess. Any such impairment is required to be recorded as a noncash operating loss.

TWC’s 2011 annual impairment analysis, which was performed as of July 1, 2011, did not result in any goodwill or cable franchise rights impairment charges. However, it is possible that impairment charges may be recorded in the future to reflect potential declines in fair value. See “Management’s Discussion and Analysis of Results of Operations and Financial Condition—Critical Accounting Policies and Estimates—Asset Impairments—Indefinite-lived Intangible Assets and Goodwill.”

TWC has incurred substantial debt, which may limit its flexibility and prevent it from taking advantage of business opportunities.

As of December 31, 2011, TWC had $21.565 billion of net debt and mandatorily redeemable preferred equity. This level of indebtedness may limit TWC’s ability to respond to market conditions, provide for capital investment needs or take advantage of business opportunities.

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

Risks Related to Government Regulation

TWC’s business is subject to extensive governmental regulation, which could adversely affect its operations.

TWC’s video and voice services are subject to extensive regulation at the federal, state and local levels. In addition, the federal government has extended regulation to high-speed data services. TWC is also subject to regulation of its video services relating to rates, equipment, technologies, programming, levels and types of services, taxes and other charges. Modification to existing regulations or the imposition of new regulations could have an adverse impact on TWC’s services. TWC expects that legislative enactments, court actions and regulatory proceedings will continue to clarify and, in some cases, change the rights of cable companies and other entities providing video, high-speed data and voice services under the Communications Act and other laws, possibly in ways that TWC has not foreseen. The results of these legislative, judicial and administrative actions may materially affect TWC’s business operations.

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

The Communications Act and the FCC’s “program carriage” rules restrict cable operators and MVPDs from unreasonably restraining the ability of an unaffiliated programming vendor to compete fairly by discriminating against the programming vendor on the basis of its non-affiliation in the selection, terms or conditions for carriage. The FCC’s Adelphia/Comcast Transactions Order imposes certain additional obligations related to these rules, and, in August 2011, the FCC issued a program carriage order and further notice of proposed rulemaking, which TWC and the National Cable and Telecommunications Association appealed to the U.S. Court of Appeals for the Second Circuit. Under a successful program carriage complaint, TWC might be compelled to carry programming services it would not otherwise carry and/or to do so on economic and other terms that it would not accept absent such compulsion. TWC is currently the defendant in a program carriage complaint. See “Business—Regulatory Matters—Video Services—Program carriage and Adelphia/Comcast Transactions Order.” Compelled government carriage could reduce TWC’s ability to carry other, more desirable programming and non-video services, decrease its ability to manage its bandwidth efficiently and increase TWC’s costs, adversely affecting TWC’s competitive position.

“Net neutrality” legislation or regulation could limit TWC’s ability to operate its high-speed data business profitably and to manage its broadband facilities efficiently.

On December 21, 2010, the FCC adopted an Open Internet Order imposing net neutrality obligations on broadband Internet access providers. The new Open Internet rules, which became effective on November 20, 2011, are based on principles of transparency, no blocking and no unreasonable discrimination and are applicable to fixed and wireless broadband Internet access providers to different extents. Under the new rules, fixed and wireless broadband Internet access providers, including TWC, are required to make their practices transparent to both consumers and providers of Internet content, services, applications and devices on both the website and at the point-of-sale. In addition, subject to “reasonable network management,” fixed broadband Internet access providers, including TWC, are prohibited from blocking lawful content, applications, services and non-harmful devices, and from engaging in unreasonable discrimination in transmitting lawful traffic.

In order to continue to provide quality high-speed data service at attractive prices, TWC needs the continued flexibility to develop and refine business models that respond to changing consumer uses and demands, to manage bandwidth usage efficiently and to continue to invest in its systems. It is unclear how the FCC’s net neutrality regulations will be implemented now that they have become effective, and how “reasonable network management” will be determined. The new regulations could adversely impact TWC’s ability to operate its high-speed data network profitably and to undertake the upgrades and put into operation management practices that may be needed to continue to provide high quality high-speed data services and could negatively impact its ability to compete effectively. For a description of the obligations that became effective late last year, see “Business—Regulatory Matters—High-speed Internet Access Services—‘Net neutrality’ legislative proposals and regulations.”

Rate regulation could materially adversely impact TWC’s operations, business, financial results or financial condition.

Under current FCC regulations, rates for basic service tier or BST video service and associated equipment are permitted to be regulated. In over 75% of the communities it serves, TWC is not subject to BST video rate regulation, either because the local franchising authority has not asked the FCC for permission to regulate rates or because the FCC has found that there is “effective competition.” Also, there is currently no rate regulation for TWC’s other services, including high-speed data and voice services. It is possible, however, that the FCC or Congress will adopt more extensive rate regulation for TWC’s video services or regulate the rates of other services, such as high-speed data and voice services, which could impede TWC’s ability to raise rates, or require rate reductions, and therefore could cause TWC’s business, financial results or financial condition to suffer.

TWC may encounter substantially increased pole attachment costs.

Under federal law, TWC has the right to attach cables carrying video and other services to telephone and similar poles of investor-owned utilities at regulated rates. However, because these cables may carry services other than video services, such as high-speed data services or new forms of voice services, some utility pole owners have sought to impose additional fees for pole attachment. On April 7, 2011, the FCC adopted an Order comprehensively revising its pole attachment rules. The new rules, which became effective June 8, 2011, seek to improve the efficiency and reduce the costs of deploying telecommunications, cable and broadband networks in order to accelerate broadband deployment. The rules revise the formula for calculating the telecommunications attachment rate to lower it and bring it as close as possible to the video rate. Many utilities seek to impose the telecommunications rate on TWC when it carries services other than video services over its attachments. The April 2011 Order is subject to Petitions for Reconsideration at the FCC and to judicial appeal before the U.S. Circuit Court of Appeals for the District of Columbia. Moreover, the appropriate method for calculating pole attachment rates for cable operators that provide VoIP services remains unclear, and an August 2009 petition from a coalition of electric utility companies asking the FCC to declare that the pole attachment rate for cable companies’ digital telephone service should be assessed at the telecommunications service rate is still pending.

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

TWC operates cable systems in locations throughout the U.S. and, as a result, it is subject to the tax laws and regulations of the U.S. federal, state and local governments. From time to time, various legislative and/or administrative initiatives may be proposed that could adversely affect the Company’s tax positions. There can be no assurance that the Company’s effective tax rate or tax payments will not be adversely affected by these initiatives. As a result of state and local budget shortfalls due primarily to the economic environment as well as other considerations, certain states and localities have imposed or are considering imposing new or additional taxes or fees on TWC’s services or changing the methodologies or base on which certain fees and taxes are computed. Such potential changes include additional taxes or fees on TWC’s services that could impact its customers, combined reporting and other changes to general business taxes, central/unit-level assessment of property taxes and other matters that could increase TWC’s income, franchise, sales, use and/or property tax liabilities. In addition, U.S. federal, state and local tax laws and regulations are extremely complex and subject to varying interpretations. There can be no assurance that TWC’s tax positions will not be challenged by relevant tax authorities or that TWC would be successful in any such challenge.

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

TWC’s high-speed data backbone consists of fiber owned by TWC or circuits leased from third-party vendors, and related equipment. TWC also operates regional and national data centers with equipment that is used to provide services, such as e-mail, news and web services to TWC’s high-speed data subscribers and to provide services to TWC’s voice customers. In addition, TWC maintains a network operations center with equipment necessary to monitor and manage the status of TWC’s high-speed data network.

As of December 31, 2011, TWC leased and owned real property housing national operations centers and regional data centers used in its high-speed data services business in Herndon, Virginia; Raleigh, North Carolina; Syracuse, New York; Austin, Texas; Kansas City, Missouri; Orange County, California; New York, New York; Coudersport, Pennsylvania; Denver, Colorado and Columbus, Ohio, and TWC also leased and owned locations for its corporate offices in New York, New York and Charlotte, North Carolina as well as numerous business offices, warehouses and properties housing regional operations throughout the U.S. TWC’s subsidiary, NaviSite, leases two locations for its corporate office in Andover, Massachusetts and leases offices and data centers in various cities in the U.S., an office and data centers in the United Kingdom and an office in India. TWC’s signal reception sites, primarily antenna towers and headends, and microwave facilities are located on owned and leased parcels of land, and TWC owns or leases space on the towers on which certain of its equipment is located. TWC owns most of its service vehicles.

TWC believes that its properties, both owned and leased, taken as a whole, are in good operating condition and are suitable and adequate for its business operations.

Item 3. Legal Proceedings.

Legal Proceedings

On April 7, 2011, the Company filed a complaint in the U.S. District Court for the Southern District of New York against Viacom International Inc. and several of its subsidiaries (“Viacom”). The complaint asked the court to render a declaratory judgment that certain programming agreements between the Company and Viacom allow the Company to provide video programming services to its customers over its cable systems through devices of the customers’ choosing, including through the Company’s iPad App and Smart TVs. The complaint further asks the court to declare that by providing video programming services to its customers in this fashion, the Company is not infringing Viacom copyrights. The same day, Viacom filed its own complaint against the Company in the same court, alleging copyright and trademark infringement and breach of contract, and asking for a declaratory judgment that the programming agreements between the Company and Viacom do not allow the Company to distribute Viacom programming “via broadband.” The parties entered into a “standstill” agreement, effective June 17, 2011, pursuant to which no further activity would take place in the cases while the parties explored possible settlement of this and other issues between the companies. On October 3, 2011, the Company terminated the “standstill” agreement and filed an answer to Viacom’s complaint as well as a counterclaim alleging that Viacom is in breach of its agreement with the Company concerning Viacom’s CMT (formerly Country Music Television) service. On November 2, 2011, Viacom filed a motion to dismiss the Company’s counterclaim. The Company intends to prosecute its lawsuit, and defend against Viacom’s complaint, vigorously, but is unable to predict the outcome of Viacom’s lawsuit or reasonably estimate a range of possible loss.

The Company is the defendant in In re: Set-Top Cable Television Box Antitrust Litigation, ten purported class actions filed in federal district courts throughout the U.S. These actions are subject to a Multidistrict Litigation (“MDL”) Order transferring the cases for pre-trial purposes to the U.S. District Court for the Southern District of New York. On July 26, 2010, the plaintiffs filed a third amended consolidated class action complaint (the “Third Amended Complaint”), alleging that the Company violated Section 1 of the Sherman Antitrust Act, various state antitrust laws and state unfair/deceptive trade practices statutes by tying the sales of premium cable television services to the leasing of set-top converters boxes. The plaintiffs are seeking, among other things, unspecified treble monetary damages and an injunction to cease such alleged practices. On September 30, 2010, the Company filed a motion to dismiss the Third Amended Complaint, which the court granted on April 8, 2011. On June 17, 2011, plaintiffs appealed this decision to the U.S. Court of Appeals for the Second Circuit. The Company intends to defend against this lawsuit vigorously, but is unable to predict the outcome of this lawsuit or reasonably estimate a range of possible loss.

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

On September 20, 2007, Brantley, et al. v. NBC Universal, Inc., et al. was filed in the U.S. District Court for the Central District of California against the Company. The complaint, which also named as defendants several other cable and satellite providers (collectively, the “distributor defendants”) as well as programming content providers (collectively, the “programmer defendants”), alleged violations of Sections 1 and 2 of the Sherman Antitrust Act. Among other things, the complaint alleged coordination between and among the programmer defendants to sell and/or license programming on a “bundled” basis to the distributor defendants, who in turn purportedly offer that programming to subscribers in packaged tiers, rather than on a per channel (or “à la carte”) basis. Plaintiffs, who seek to represent a purported nationwide class of cable and satellite subscribers, are seeking, among other things, unspecified treble monetary damages and an injunction to compel the offering of channels to subscribers on an “à la carte” basis. On December 3, 2007, plaintiffs filed an amended complaint in this action that, among other things, dropped the Section 2 claims and all allegations of horizontal coordination. On October 15, 2009, the district court granted with prejudice a motion by the distributor defendants and the programmer defendants to dismiss the plaintiffs’ third amended complaint, terminating the action. On April 19, 2010, plaintiffs appealed this decision to the U.S. Court of Appeals for the Ninth Circuit and, on June 3, 2011, the court reaffirmed the district court’s decision. On July 7, 2011, plaintiffs filed a petition for en banc rehearing and, on October 31, 2011, the U.S. Court of Appeals for the Ninth Circuit withdrew the June 3, 2011 decision and directed that the appellate panel be reconstituted to consider the plaintiffs’ appeal. The Company intends to defend against this lawsuit vigorously, but is unable to predict the outcome of this lawsuit or reasonably estimate a range of possible loss.

On August 7, 2009, the plaintiffs in Jessica Fink and Brett Noia, et al. v. Time Warner Cable Inc., filed an amended complaint in a purported class action in U.S. District Court for the Southern District of New York alleging that the Company uses a throttling technique which intentionally delays and/or blocks a user’s high-speed data service. Plaintiffs are seeking unspecified monetary damages, injunctive relief and attorneys’ fees. On September 6, 2011, the district court partially granted the Company’s motion for summary judgment and/or for partial judgment on the pleadings, but denied the motion as to two claims under the Computer Fraud and Abuse Act of 1986 (“CFAA”) and one common law fraud claim. On October 28, 2011, the district court granted the Company’s motion for reconsideration of the court’s denial of the Company’s motion as to the two CFAA claims, dismissing the CFAA claims with prejudice. On September 30, 2011, plaintiffs filed a second amended complaint and, on December 23, 2011, the district court granted with prejudice the Company’s motion to dismiss the plaintiffs’ second amended complaint, terminating the action. On January 23, 2012, the plaintiffs appealed this decision to the U.S. Court of Appeals for the Second Circuit. The Company intends to defend against this lawsuit vigorously, but is unable to predict the outcome of this lawsuit or reasonably estimate a range of possible loss.

On January 27, 2011, the plaintiffs in Calzada, et al. v. Time Warner Cable LLC, filed a purported class action in the Los Angeles County Superior Court alleging that the Company recorded phone calls with plaintiffs without notice in violation of provisions of the California Penal Code and the California Unfair Business Practices Act. The plaintiffs are seeking, among other things, unspecified treble monetary damages, injunctive relief, restitution and attorneys’ fees. On April 4, 2011, the plaintiff filed an amended complaint in this action that, among other things, omitted the unfair business practices claim and removed two of the three named plaintiffs. The parties reached a settlement to resolve this action on terms that are not material to the Company and submitted their agreement to the court on January 5, 2012. Absent the issuance of a final court approval of the settlement, the Company intends to defend against this lawsuit vigorously, but is unable to predict the outcome of this lawsuit or reasonably estimate a range of possible loss.

Certain Patent Litigation

On December 19, 2011, Sprint filed a complaint in the U.S. District Court for the District of Kansas alleging that the Company infringes 12 patents purportedly relating to VoIP services. Sprint is seeking unspecified monetary damages as well as injunctive relief. The Company intends to defend against this lawsuit vigorously, but is unable to predict the outcome of this lawsuit or reasonably estimate a range of possible loss.

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

On June 1, 2006, Rembrandt Technologies, LP (“Rembrandt”) filed a complaint in the U.S. District Court for the Eastern District of Texas alleging that the Company and a number of other cable operators infringed several patents purportedly related to a variety of technologies, including high-speed data and IP-based telephony services. In addition, on September 13, 2006, Rembrandt filed a complaint in the U.S. District Court for the Eastern District of Texas alleging that the Company infringed several patents purportedly related to “high-speed cable modem internet products and services.” On June 18, 2007, these cases, along with other lawsuits filed by Rembrandt, were made subject to an MDL Order transferring the case for pretrial proceedings to the U.S. District Court for the District of Delaware. In November 2008, the district court issued its claims construction orders. In response to these orders, the plaintiff dismissed its claims relating to the alleged infringement of eight patents purportedly relating to high-speed data and IP-based telephony services. On September 7, 2011, the district court granted summary judgment on Rembrandt’s one remaining claim and, on September 28, 2011, Rembrandt appealed the decision to the U.S. Court of Appeals for the Federal Circuit. The Company intends to defend against the lawsuit vigorously, but is unable to predict the outcome of this lawsuit or reasonably estimate a range of possible loss.

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

Item 4. Mine Safety Disclosures.

Not applicable.

EXECUTIVE OFFICERS OF THE COMPANY

Pursuant to General Instruction G(3) to Form 10-K, the information regarding the Company’s executive officers required by Item 401(b) of Regulation S-K is hereby included in Part I of this report.

The following table sets forth the name of each executive officer of the Company, the office held by such officer and the age of such officer as of February 17, 2012.

Glenn A. Britt	62	Chairman and Chief Executive Officer
Ellen M. East	50	Executive Vice President and Chief Communications Officer
Irene M. Esteves	53	Executive Vice President and Chief Financial Officer
Michael L. LaJoie	57	Executive Vice President and Chief Technology Officer
Marc Lawrence-Apfelbaum	56	Executive Vice President, General Counsel and Secretary
Gail G. MacKinnon	49	Executive Vice President and Chief Government Relations Officer
Robert D. Marcus	46	President and Chief Operating Officer
Tomas G. Mathews	51	Executive Vice President, Human Resources
Carl U.J. Rossetti	63	Executive Vice President and President, Time Warner Cable Ventures
Peter C. Stern	40	Executive Vice President and Chief Strategy Officer
Melinda C. Witmer	50	Executive Vice President and Chief Programming Officer

Set forth below are the principal positions held during at least the last five years by each of the executive officers named above:

Mr. Britt	Glenn A. Britt has served as the Chief Executive Officer of the Company and its predecessors since August 2001. He also has served as the Company’s Chairman since March 2009 and previously from August 2001 to March 2006. Prior to assuming the Chief Executive Officer position, Mr. Britt held various senior positions with Time Warner Cable Ventures, a unit of TWE, certain of the Company’s predecessor entities, and Time Warner Inc. and its predecessor Time Inc.

Ms. East	Ellen M. East has served as the Company’s Executive Vice President and Chief Communications Officer since October 2007. Prior to that, she served as Vice President of Communications and Public Affairs at Cox Communications Inc., a provider of video, Internet and telephone services, from January 2000 having served in various other positions there from 1993. In that capacity, she oversaw internal, external and shareholder communications and community relations and provided strategic advice on public and media relations, industry affairs and regulatory issues.

Ms. Esteves	Irene M. Esteves has served as the Company’s Executive Vice President and Chief Financial Officer since July 2011. Prior to joining the Company, she held executive positions in finance, strategy and other areas of corporate leadership: From May 2010, she served as Executive Vice President and Chief Financial Officer at XL Group plc, a global insurance and reinsurance company; from 2008 to 2010, she served as Senior Executive Vice President and Chief Financial Officer of Regions Financial Corporation, one of the largest commercial and retail banks in the U.S.; and prior to that, she served as the Senior Vice President and Chief Financial Officer of the Capital Management Group at Wachovia Corporation, a financial services company, from 2006. She has also held executive positions overseeing functions including domestic and global finance, human resources and corporate strategy with Putnam Investments, Miller Brewing Company and S.C. Johnson & Sons, Inc.

Mr. LaJoie	Michael L. LaJoie has served as the Company’s Executive Vice President and Chief Technology Officer since January 2004. Prior to that, he served as Executive Vice President of Advanced Technology from March 2003 and in the same capacity for the TWC division of TWE from August 2002. Mr. LaJoie served as Vice President of Corporate Development of the Time Warner Cable division of TWE from 1998.

Mr. Lawrence-Apfelbaum	Marc Lawrence-Apfelbaum has served as the Company’s Executive Vice President, General Counsel and Secretary since January 2003. Prior to that, he served as Senior Vice President, General Counsel and Secretary of the Time Warner Cable division of TWE from 1996 and in other positions in the law department prior to that.

Ms. MacKinnon	Gail G. MacKinnon has served as the Company’s Executive Vice President and Chief Government Relations Officer since August 2008. Prior to that, she served as Senior Vice President of Global Public Policy for Time Warner Inc. from January 2007. Prior to joining Time Warner Inc., Ms. MacKinnon served as Senior Vice President for Government Relations at the National Cable and Telecommunications Association, where she managed the cable industry’s outreach to members of Congress and the Executive Branch from January 2006. Prior to that, she served as Vice President of Government Relations at Viacom Inc. (“Viacom”), an entertainment company, from May 2000 following Viacom’s merger with CBS Corporation, a radio and television broadcasting company, where she served as Vice President, Federal Relations from 1997.

Mr. Marcus	Robert D. Marcus has served as the Company’s President and Chief Operating Officer since December 14, 2010. Mr. Marcus served as the Company’s Senior Executive Vice President and Chief Financial Officer from January 1, 2008 and as the Company’s Senior Executive Vice President from August 2005. Mr. Marcus joined the Company from Time Warner Inc. where he had served as Senior Vice President, Mergers and Acquisitions from 2002. Mr. Marcus joined Time Warner in 1998 as Vice President of Mergers and Acquisitions.

Mr. Mathews	Tomas G. Mathews has served as the Company’s Executive Vice President, Human Resources since November 2007. Prior to that, Mr. Mathews served as the Company’s Senior Vice President, Human Resources from January 2002. Prior to joining the Company, Mr. Mathews served as the Vice President of International Human Resources at America Online, Inc. (now known as AOL Inc.) from 1999.

Mr. Rossetti	Carl U.J. Rossetti has served as the Company’s Executive Vice President and President of Time Warner Cable Ventures since April 2009. Prior to that, Mr. Rossetti served as the Company’s Executive Vice President, Corporate Development from August 2002. Previously, Mr. Rossetti served as an Executive Vice President of the Time Warner Cable division of TWE from 1998 and in various other positions since 1976.

Mr. Stern	Peter C. Stern has served as the Company’s Executive Vice President and Chief Strategy Officer since March 2008. Prior to that, he served as the Company’s Executive Vice President of Product Management from 2005, after serving as Senior Vice President of Strategic Planning from 2004. Mr. Stern joined the Company from Time Warner Inc. where he had served as Vice President of Strategic Initiatives from 2001.

Ms. Witmer	Melinda C. Witmer has served as the Company’s Executive Vice President and Chief Programming Officer since January 2007. Prior to that, Ms. Witmer served as the Company’s Senior Vice President of Programming from June 2005 and its Vice President and Chief Programming Counsel for programming from 2001. Prior to joining the Company, Ms. Witmer was Vice President and Senior Counsel at Home Box Office, Inc. from 1994.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The principal market for the Company’s common stock, par value $0.01 per share (the “TWC Common Stock”), is the New York Stock Exchange. For quarterly price and dividend information for TWC Common Stock for the two years ended December 31, 2011, see “Quarterly Financial Information” at page 129 herein, which information is incorporated herein by reference. There were approximately 31,000 holders of record of TWC Common Stock as of February 15, 2012.

The Company paid a cash dividend of $0.40 per share of TWC Common Stock in each quarter of 2010, which totaled $576 million during 2010, and paid a cash dividend of $0.48 per share of TWC Common Stock in each quarter of 2011, which totaled $642 million during 2011. On January 25, 2012, the Company’s Board of Directors declared an increased quarterly cash dividend of $0.56 per share of TWC Common Stock, payable in cash on March 15, 2012 to stockholders of record on February 29, 2012. TWC currently expects to pay comparable cash dividends in the future; however, changes in TWC’s dividend program will depend on the Company’s earnings, capital requirements, financial condition and other factors considered relevant by the Company’s Board of Directors.

Issuer Purchases of Equity Securities

The following table provides information about the Company’s purchases of equity securities registered by the Company pursuant to Section 12 of the Exchange Act during the quarter ended December 31, 2011.

	Total Number of Shares Purchased	Average Price Paid Per Share(a)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(b)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(c)
October 1, 2011 - October 31, 2011	1,858,200	$67.77	1,858,200	$1,094,277,040
November 1, 2011 - November 30, 2011	1,875,180	60.78	1,875,180	980,304,769
December 1, 2011 - December 31, 2011	2,012,189	62.56	2,012,189	854,422,808

Total	5,745,569	63.66	5,745,569

(a)	The calculation of the average price paid per share does not give effect to any fees, commissions and other costs associated with the repurchase of such shares.
(b)

On October 29, 2010, the Company’s Board of Directors authorized a stock repurchase program that allows TWC to repurchase, from time to time, up to $4.0 billion of TWC Common Stock. On January 25, 2012, the Company’s Board of Directors increased the remaining authorization under its stock repurchase program ($758 million as of January 25, 2012) to an aggregate of up to $4.0 billion of TWC Common Stock effective January 26, 2012. Purchases under the stock repurchase program may be made, from time to time, on the open market and in privately negotiated transactions. The size and timing of these purchases will be based on a number of factors, including TWC’s Common Stock price and excess capital levels, as well as business and market conditions.

(c)	This amount does not reflect the fees, commissions and other costs associated with the stock repurchase program.

Item 6. Selected Financial Data.

The selected financial information of TWC as of and for the five years ended December 31, 2011 is set forth at pages 127 through 128 herein and is incorporated herein by reference.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The information set forth under the caption “Management’s Discussion and Analysis of Results of Operations and Financial Condition” at pages 38 through 68 herein is incorporated herein by reference.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

The information set forth under the caption “Market Risk Management” at pages 63 through 64 herein is incorporated herein by reference.

Item 8. Financial Statements and Supplementary Data.

The consolidated financial statements of TWC and the report of independent registered public accounting firm thereon set forth at pages 69 through 123 and 125 herein are incorporated herein by reference.

Quarterly Financial Information set forth at page 129 herein is incorporated herein by reference.

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

Management’s Report on Internal Control Over Financial Reporting

Management’s report on internal control over financial reporting and the report of the independent registered public accounting firm thereon set forth at pages 124 and 126 are incorporated herein by reference.

Changes in Internal Control Over Financial Reporting

There have not been any changes in TWC’s internal control over financial reporting during the quarter ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

Item 9B. Other Information.

Not applicable.

PART III

Items 10, 11, 12, 13 and 14.	Directors, Executive Officers and Corporate Governance; Executive Compensation; Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters; Certain Relationships and Related Transactions, and Director Independence; Principal Accounting Fees and Services.

Information called for by Items 10, 11, 12, 13 and 14 of Part III is incorporated by reference from the Company’s definitive Proxy Statement to be filed in connection with its 2012 Annual Meeting of Stockholders pursuant to Regulation 14A, except that (i) the information regarding the Company’s executive officers called for by Item 401(b) of Regulation S-K has been included in Part I of this Annual Report and (ii) the information regarding certain Company equity compensation plans called for by Item 201(d) of Regulation S-K is set forth below.

The Company has adopted a Code of Ethics for its Senior Executive and Senior Financial Officers. A copy of the Code is publicly available on the Company’s website at www.timewarnercable.com/investors. Amendments to the Code or any grant of a waiver from a provision of the Code requiring disclosure under applicable SEC rules will also be disclosed on the Company’s website.

Equity Compensation Plan Information

The following table summarizes information as of December 31, 2011, about the Company’s outstanding equity compensation awards and shares of TWC Common Stock reserved for future issuance under the Company’s equity compensation plans.

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights(b)	Weighted-average Exercise Price of Outstanding Options, Warrants and Rights(b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (i))(c)
	(i)	(ii)	(iii)
Equity compensation plans approved by security holders(a)	15,455,701	$43.79	19,836,353
Equity compensation plans not approved by security holders	—	—	—

Total	15,455,701	$ 43.79	19,836,353

(a)

Equity compensation plans approved by security holders covers the Time Warner Cable Inc. 2011 Stock Incentive Plan (the “2011 Plan”) and the Time Warner Cable Inc. 2006 Stock Incentive Plan, which were approved by the Company’s stockholders in May 2011 and May 2007, respectively. The 2011 Plan is currently the Company’s only compensation plan pursuant to which the Company’s equity is awarded.

(b)

Column (i) includes 5,314,760 shares of TWC Common Stock underlying outstanding restricted stock units. Because there is no exercise price associated with restricted stock units, such equity awards are not included in the weighted-average exercise price calculation in column (ii).

(c)

A total of 20,000,000 shares of TWC Common Stock have been authorized for issuance pursuant to the terms of the 2011 Plan. Any shares of TWC Common Stock issued in connection with stock options or stock appreciation rights are counted against the 2011 Plan available share reserve as one share for every share subject to an award. Any shares of TWC Common Stock subject to an award of restricted stock units or other “full-value” awards will be counted against the limit as one share for every one share subject to such award, up to a limit of 9,000,000 shares, above which such shares are deducted from the share authorization at a rate of 3.05 shares for each share subject to such a full value award.

Stock options granted under the 2011 Plan have exercise prices equal to the fair market value of TWC Common Stock at the date of grant. Generally, the stock options vest ratably over a four-year vesting period and expire ten years from the date of grant. Certain stock option awards provide for accelerated vesting upon the grantee’s termination of employment after reaching a specified age and years of service. In connection with the Company’s payment of the special cash dividend on March 12, 2009 and its 1-for-3 reverse stock split, adjustments were made to the number of underlying shares and exercise prices of outstanding TWC stock options to maintain the fair value of those awards.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)(1)-(2) Financial Statements and Schedules:

(i) The list of consolidated financial statements set forth in the accompanying Index to Consolidated Financial Statements and Other Financial Information at page 37 herein is incorporated herein by reference. Such consolidated financial statements are filed as part of this Annual Report.

(ii) All financial statement schedules are omitted because the required information is not applicable, or because the information required is included in the consolidated financial statements and notes thereto.

(3) Exhibits:

The exhibits listed on the accompanying Exhibit Index are filed or incorporated by reference as part of this Annual Report and such Exhibit Index is incorporated herein by reference. Exhibits 10.24 through 10.46 and 10.49 through 10.70 listed on the accompanying Exhibit Index identify management contracts or compensatory plans or arrangements required to be filed as exhibits to this Annual Report, and such listing is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TIME WARNER CABLE INC.

By:	/S/ GLENN A. BRITT
Name: Glenn A. Britt
Title: Chairman and Chief Executive Officer

Dated: February 17, 2012

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ GLENN A. BRITT	Chairman and Chief Executive Officer	February 17, 2012
Glenn A. Britt	(principal executive officer)

/s/ IRENE M. ESTEVES	Executive Vice President and Chief Financial Officer	February 17, 2012
Irene M. Esteves	(principal financial officer)

/s/ WILLIAM F. OSBOURN, JR.	Senior Vice President and Controller	February 17, 2012
William F. Osbourn, Jr.	(principal accounting officer)

/s/ CAROLE BLACK	Director	February 17, 2012
Carole Black

/s/ THOMAS H. CASTRO	Director	February 17, 2012
Thomas H. Castro

/s/ DAVID C. CHANG	Director	February 17, 2012
David C. Chang

/s/ JAMES E. COPELAND, JR.	Director	February 17, 2012
James E. Copeland, Jr.

/s/ PETER R. HAJE	Director	February 17, 2012
Peter R. Haje

/s/ DONNA A. JAMES	Director	February 17, 2012
Donna A. James

/s/ DON LOGAN	Director	February 17, 2012
Don Logan

/s/ N.J. NICHOLAS, JR.	Director	February 17, 2012
N.J. Nicholas, Jr.

/s/ WAYNE H. PACE	Director	February 17, 2012
Wayne H. Pace

/s/ EDWARD D. SHIRLEY	Director	February 17, 2012
Edward D. Shirley

/s/ JOHN E. SUNUNU	Director	February 17, 2012
John E. Sununu

TIME WARNER CABLE INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

AND OTHER FINANCIAL INFORMATION

TIME WARNER CABLE INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS

OF OPERATIONS AND FINANCIAL CONDITION

INTRODUCTION

Management’s discussion and analysis of results of operations and financial condition (“MD&A”) is a supplement to the accompanying consolidated financial statements and provides additional information on Time Warner Cable Inc.’s (together with its subsidiaries, “TWC”® or the “Company”) business, current developments, financial condition, cash flows and results of operations. MD&A is organized as follows:

•

Overview. This section provides a general description of TWC’s business, as well as recent developments the Company believes are important in understanding the results of operations and financial condition or in understanding anticipated future trends.

•	Financial statement presentation. This section provides a summary of how the Company’s operations are presented in the accompanying consolidated financial statements.

•	Results of operations. This section provides an analysis of the Company’s results of operations for the three years ended December 31, 2011.

•

Financial condition and liquidity. This section provides an analysis of the Company’s cash flows for the three years ended December 31, 2011, as well as a discussion of the Company’s outstanding debt and commitments that existed as of December 31, 2011. Also included is a discussion of the amount of financial capacity available to fund the Company’s future commitments, as well as a discussion of other financing arrangements.

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

OVERVIEW

TWC is among the largest providers of video, high-speed data and voice services in the U.S., with technologically advanced, well-clustered cable systems located mainly in five geographic areas – New York State (including New York City), the Carolinas, Ohio, Southern California (including Los Angeles) and Texas. As of December 31, 2011, TWC served approximately 14.5 million customers who subscribed to one or more of its three primary services, totaling approximately 27.1 million primary service units.

TWC offers its residential and business services customers video, high-speed data and voice services over its broadband cable systems. TWC’s business services also include networking and transport services (including cell tower backhaul services) and, through its wholly owned subsidiary, NaviSite, Inc. (“NaviSite”) (discussed further in “—Recent Developments”), managed and outsourced information technology (“IT”) solutions and cloud services. During the year ended December 31, 2011, TWC generated total revenues of approximately $19.7 billion. Of this total, approximately $17.1 billion and $1.5 billion were from the provision of residential and business services, respectively. TWC also sells advertising to a variety of national, regional and local customers, resulting in advertising revenues of $880 million during the year ended December 31, 2011. Additionally, TWC generated $233 million of revenues from other sources during the year ended December 31, 2011.

TIME WARNER CABLE INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS

OF OPERATIONS AND FINANCIAL CONDITION—(Continued)

As of December 31, 2011, TWC had approximately 11.9 million residential video subscribers, 10.0 million residential high-speed data subscribers and 4.5 million residential voice subscribers, as well as 172,000 business video subscribers, 390,000 business high-speed data subscribers and 163,000 business voice subscribers. TWC markets its services separately and in “bundled” packages of multiple services and features. As of December 31, 2011, 60.4% of TWC’s customers subscribed to two or more of its primary services, including 26.5% of its customers who subscribed to all three primary services.

TWC believes it will continue to increase revenues for the foreseeable future through organic growth in business services revenues and residential services revenues (primarily residential high-speed data service revenues), as well as through recently completed or announced acquisitions. Organic business services revenues are expected to increase due to growth in business services subscribers, an increasing percentage of business services subscribers purchasing higher-priced tiers of service, price increases, an increase in wholesale transport revenues and the offering of incremental services to business services customers, including the services offered by NaviSite. Organic residential high-speed data revenues are expected to increase due to growth in subscribers, an increasing percentage of subscribers purchasing higher-priced tiers of service and price increases. Future growth rates for revenues will depend on the Company’s ability to retain and attract subscribers and increase pricing, which can be impacted by competition, the state of the economy and regulation.

TWC’s operations have been affected by the challenging economic environment. The Company believes that trends in new home formation, housing vacancy rates, unemployment rates and consumer spending levels have negatively affected its residential services subscriber, revenue and profit growth.

TWC faces intense competition for residential services customers from a variety of alternative communications, information and entertainment delivery sources. TWC competes with incumbent local telephone companies across each of its primary residential services. Some of these telephone companies offer a broad range of services with features and functions comparable to those provided by TWC and in bundles similar to those offered by TWC, sometimes including wireless service. Each of TWC’s residential services also faces competition from other companies that provide services on a stand-alone basis. TWC’s residential video service faces competition from direct broadcast satellite services, and increasingly from companies that deliver content to consumers over the Internet. TWC’s residential high-speed data and voice services face competition from wireless Internet and voice providers. TWC’s residential voice service also faces competition from “over-the-top” phone services and other alternatives.

TWC also competes across each of its business high-speed data, networking and voice services with incumbent local exchange carriers, or “ILECs,” and competitive local exchange carriers, or “CLECs.” TWC’s cell tower backhaul service also faces competition from ILECs and CLECs, as well as other carriers, such as metro and regional fiber providers. TWC’s business video service faces competition from direct broadcast satellite providers. Through its NaviSite subsidiary, TWC competes with cloud, hosting and related service providers and application-services providers. Technological advances and product innovations have increased and will likely continue to increase the number of alternatives available to TWC’s current and potential residential and business services customers, further intensifying competition. The Company believes the more competitive environment has negatively affected its residential and business services subscriber, revenue and profit growth.

TWC faces intense competition in its advertising business across many different platforms and from a wide range of local and national competitors. Competition has increased and will likely continue to increase as new formats for advertising seek to attract the same advertisers. Depending on the advertiser in question, TWC competes for advertising revenues against, among others, local broadcast stations, national cable and broadcast networks, radio, newspapers, magazines and outdoor advertisers, as well as Internet companies.

For the year ended December 31, 2011, video programming and employee costs represented 34.9% and 32.9%, respectively, of the Company’s total operating expenses. Video programming costs are expected to continue to increase, reflecting rate increases on existing programming services, growth in video subscribers taking tiers of service with more channels and the expansion of service offerings (e.g., new network channels), partially offset by a decline in total video subscribers. TWC expects that its video programming costs as a percentage of video revenues will continue to increase. Additionally, the more competitive environment discussed above may increase TWC’s cost to obtain certain video programming. Employee costs, which increased 34.3% for business services employees and 3.5% for residential and other employees in 2011, are also expected to continue to increase as a result of many factors, including higher compensation expenses and headcount, reflecting the Company’s investment in business services and other areas of growth, as well as the impact of recent acquisitions.

TIME WARNER CABLE INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS

OF OPERATIONS AND FINANCIAL CONDITION—(Continued)

Consistent with the Company’s overall balance sheet management strategy, during 2011, TWC paid quarterly cash dividends to TWC stockholders totaling $642 million, or $1.92 per share of TWC common stock. On January 25, 2012, the Company’s Board of Directors declared an increased quarterly cash dividend of $0.56 per share of TWC common stock, payable in cash on March 15, 2012 to stockholders of record at the close of business on February 29, 2012. In addition to paying quarterly cash dividends, during 2011, TWC repurchased common stock under its $4.0 billion common stock repurchase program (the “Stock Repurchase Program”). On January 25, 2012, the Company’s Board of Directors increased the remaining authorization under the Stock Repurchase Program ($758 million as of January 25, 2012) to an aggregate of up to $4.0 billion of TWC common stock effective January 26, 2012. Purchases under the Stock Repurchase Program may be made from time to time on the open market and in privately negotiated transactions. The size and timing of the Company’s purchases under the Stock Repurchase Program are based on a number of factors, including TWC’s common stock price, as well as business and market conditions. From the inception of the Stock Repurchase Program through February 15, 2012, the Company repurchased 47.8 million shares of TWC common stock for $3.325 billion and, as of February 15, 2012, the Company had $3.917 billion remaining under the Stock Repurchase Program.

Recent Developments

Wireless-related Agreements

On December 2, 2011, SpectrumCo, LLC (“SpectrumCo”), a joint venture between TWC, Comcast Corporation (“Comcast”) and Bright House Networks, LLC (“Bright House”) that holds advanced wireless spectrum (“AWS”) licenses that cover 20MHz over 80% of the continental U.S. and Hawaii, entered into an agreement pursuant to which SpectrumCo will sell its AWS licenses to Cellco Partnership (doing business as Verizon Wireless), a joint venture between Verizon Communications Inc. and Vodafone Group Plc, for $3.6 billion in cash. Upon closing, TWC, which owns 31.2% of SpectrumCo, will be entitled to receive approximately $1.1 billion. This transaction, which is subject to certain regulatory approvals and customary closing conditions, is expected to close during 2012. On February 9, 2012, Comcast and Verizon Wireless received a Request for Additional Information and Documentary Materials from the U.S. Department of Justice in connection with their required notification filed under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended.

Separately, on December 2, 2011, TWC, Comcast, Bright House and Verizon Wireless also entered into agency agreements that will allow the cable companies to sell Verizon Wireless-branded wireless service, and Verizon Wireless to sell each cable company’s services. After a four-year period, subject to certain conditions, the cable companies will have the option to offer wireless service under their own brands utilizing Verizon Wireless’ network. In addition, the parties entered into an agreement that provides for the creation of an innovation technology joint venture to better integrate wireless and cable services. On January 13, 2012, TWC received a civil investigative demand from the U.S. Department of Justice requesting additional information about these agreements.

In early 2012, TWC ceased making its existing wireless service available to new wireless customers. As a result, during the fourth quarter of 2011, the Company impaired $60 million ($36 million on an after-tax basis) of assets related to the provision of wireless service that will no longer be utilized. Of the $60 million noncash impairment, $44 million related to fixed assets and wireless devices and $16 million related to the remaining value of wireless wholesale agreements with Sprint Nextel Corporation (“Sprint”) and Clearwire Corporation (“Clearwire”) that were recorded upon TWC’s initial investment in Clearwire Communications LLC (“Clearwire Communications”) in 2008.

Upon the closing of the SpectrumCo transaction, the Company expects to record a pretax gain of approximately $430 million (approximately $260 million on an after-tax basis), which will be included in other income (expense), net, in the Company’s consolidated statement of operations. Additionally, in the quarter in which the SpectrumCo transaction closes, the Company expects to record a noncash income tax benefit of approximately $45 million related to an adjustment to the Company’s valuation allowance for deferred income tax assets associated with its investment in Clearwire Communications.

Acquisitions

On April 21, 2011, TWC completed its acquisition of NaviSite for $263 million, net of cash acquired. At closing, TWC also repaid $44 million of NaviSite’s debt. NaviSite’s financial results have been included in the Company’s consolidated financial statements from the acquisition date. See Note 6 to the accompanying consolidated financial statements for additional information on the NaviSite acquisition.

TIME WARNER CABLE INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS

OF OPERATIONS AND FINANCIAL CONDITION—(Continued)

On August 15, 2011, TWC entered into an agreement (the “Merger Agreement”) with Insight Communications Company, Inc. (“Insight”) and a representative of its stockholders to acquire Insight and its subsidiaries, which operate cable systems in Kentucky, Indiana and Ohio that then served subscribers representing approximately 1.5 million primary service units. Insight reported revenues of approximately $1.1 billion for the year ended December 31, 2010. Pursuant to the Merger Agreement, a subsidiary of TWC will merge with and into Insight, with Insight surviving as a direct wholly owned subsidiary of the Company. TWC agreed to pay $3.0 billion in cash for Insight, as reduced by Insight’s indebtedness for borrowed money and similar obligations (including amounts outstanding under Insight’s credit agreement and senior notes due 2018, which totaled approximately $1.8 billion as of the date of the Merger Agreement). The purchase price is subject to customary adjustments, including a reduction to the extent the number of Insight’s video subscribers at the closing is less than an agreed upon threshold, as well as a working capital adjustment. The Company has obtained all necessary regulatory approvals and expects the transaction to close by the end of the first quarter of 2012; however, there can be no assurances that the transaction will close or, if it does, that the Company will realize the potential financial and operating benefits of the transaction. See Note 6 to the accompanying consolidated financial statements for additional information on the Insight acquisition.

On November 1, 2011, TWC completed its acquisition of certain NewWave Communications (“NewWave”) cable systems in Kentucky and western Tennessee for $259 million in cash. The financial results for the NewWave cable systems, which served subscribers representing 138,000 primary service units as of the acquisition date, have been included in the Company’s consolidated financial statements from the acquisition date. See Note 6 to the accompanying consolidated financial statements for additional information on the NewWave cable systems acquisition.

Additionally, during 2011, TWC completed two acquisitions of cable systems in Texas and Ohio serving subscribers representing a total of 26,000 primary service units for $38 million in cash.

2011 Bond Offerings

On May 26, 2011, TWC issued £625 million (approximately $1.0 billion) in aggregate principal amount of 5.75% senior unsecured notes due 2031 in a public offering under a shelf registration statement on Form S-3 (the “May 2011 Bond Offering”). As described further in Note 11 to the accompanying consolidated financial statements, the Company has entered into cross-currency swap arrangements to effectively convert its fixed-rate British pound sterling denominated debt, including annual interest payments and the payment of principal at maturity, to fixed-rate U.S. dollar denominated debt.

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

TWC’s obligations under the debt securities issued in the 2011 Bond Offerings are guaranteed by its subsidiaries, Time Warner Entertainment Company, L.P. (“TWE”) and TW NY Cable Holding Inc. See Note 9 to the accompanying consolidated financial statements for further details regarding the debt securities issued in the 2011 Bond Offerings.

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

Residential services. Residential services revenues consist of revenues from the following residential services:

Video. Video revenues include residential subscriber fees for the Company’s various tiers or packages of video programming services generally distinguished from one another by the number and type of programming networks they

TIME WARNER CABLE INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS

OF OPERATIONS AND FINANCIAL CONDITION—(Continued)

include. Video revenues also include related equipment rental charges, installation charges and fees collected on behalf of local franchising authorities and the Federal Communications Commission (the “FCC”). Additionally, video revenues include revenues from premium channels, transactional video-on-demand (e.g., events and movies) and digital video recorder (“DVR”) service.

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

Business services. Business services revenues consist of revenues from the following business services:

Video. Video revenues include the same fee categories received from business video subscribers as described above under residential video revenues.

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

Advertising. Advertising revenues include the fees charged to local, regional and national customers for advertising placed on the Company’s video and high-speed data services, as well as revenues from advertising inventory sold on behalf of other video distributors. Currently, most advertising revenues are derived from advertising placed on video services, but the Company expects a growing percentage of advertising revenues will be derived from non-video sources in the future.

Other. Other revenues primarily include (a) fees paid to TWC (totaling $135 million, $131 million and $127 million in 2011, 2010 and 2009, respectively) by (i) the Advance/Newhouse Partnership and Insight for the ability to distribute TWC’s Road Runner® high-speed data service and (ii) the Advance/Newhouse Partnership for TWC’s management of certain functions, including, among others, programming and engineering and (b) commissions earned on the sale of merchandise by home shopping networks.

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

Use of Operating Income before Depreciation and Amortization

In discussing its performance, the Company may use certain measures that are not calculated and presented in accordance with U.S. generally accepted accounting principles (“GAAP”). These measures include Operating Income before Depreciation and Amortization (“OIBDA”), which the Company defines as Operating Income before depreciation of tangible assets and amortization of intangible assets.

Management uses OIBDA, among other measures, in evaluating the performance of the Company’s business because it eliminates the effects of (1) considerable amounts of noncash depreciation and amortization and (2) items not within the control of the Company’s operations managers (such as net income attributable to noncontrolling interests, income tax provision, other income (expense), net, and interest expense, net). Performance measures derived from OIBDA are also used in the Company’s annual incentive compensation programs. In addition, this measure is commonly used by analysts, investors and others in evaluating the Company’s performance.

This measure has inherent limitations. For example, OIBDA does not reflect capital expenditures or the periodic costs of certain capitalized assets used in generating revenues. To compensate for such limitations, management evaluates performance through, among other measures, various cash flow measures, which reflect capital expenditure decisions, and net income attributable to TWC shareholders, which reflects the periodic costs of capitalized assets. OIBDA also fails to reflect the significant costs borne by the Company for income taxes and debt servicing costs, the share of OIBDA attributable to noncontrolling interests, the results of the Company’s equity investments and other non-operational income or expense. Management compensates for these limitations by using other analytics such as a review of net income attributable to TWC shareholders.

This non-GAAP measure should be considered in addition to, not as a substitute for, the Company’s Operating Income and net income attributable to TWC shareholders, as well as other measures of financial performance reported in accordance with GAAP, and may not be comparable to similarly titled measures used by other companies.

Basis of Presentation

Reclassifications

Certain reclassifications have been made to the prior years’ financial information to conform to the current year presentation, the most significant of which was, as previously noted, the revised presentation of the Company’s revenues during the second quarter of 2011. This reclassification had no impact on the Company’s total revenues for the years ended December 31, 2010 and 2009. Additionally, the Company reclassified certain sales-related customer care costs from costs of revenues to selling, general and administrative expenses. This reclassification had no impact on the Company’s Operating Income or net income attributable to TWC shareholders for the years ended December 31, 2010 and 2009.

Recent Accounting Standards

See Note 2 to the accompanying consolidated financial statements for accounting standards adopted in 2011 and recently issued accounting standards not yet adopted.

TIME WARNER CABLE INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS

OF OPERATIONS AND FINANCIAL CONDITION—(Continued)

RESULTS OF OPERATIONS

2011 vs. 2010

The following discussion provides an analysis of the Company’s results of operations and should be read in conjunction with the accompanying consolidated financial statements and notes thereto.

Revenues. Revenues by major category were as follows (in millions):

	Year Ended December 31,
	2011	2010	% Change
Residential services	$17,093	$16,651	2.7%
Business services	1,469	1,107	32.7%
Advertising	880	881	(0.1%)
Other	233	229	1.7%

Total	$19,675	$18,868	4.3%

Selected subscriber-related statistics were as follows (in thousands):

	December 31,
	2011	2010	% Change
Residential services:
Video(a)(b)	11,889	12,257	(3.0%)
High-speed data(b)(c)(d)	9,954	9,469	5.1%
Voice(b)(d)(e)	4,544	4,385	3.6%

Primary service units(b)(f)	26,387	26,111	1.1%
Business services:
Video(a)(b)	172	165	4.2%
High-speed data(b)(c)(d)	390	334	16.8%
Voice(b)(d)(e)	163	111	46.8%

Primary service units(b)(f)	725	610	18.9%

Total primary service units(b)(f)	27,112	26,721	1.5%

Customer relationships(b)(g)	14,511	14,496	0.1%
Double play(b)(h)	4,925	4,866	1.2%
Triple play(b)(i)	3,838	3,680	4.3%

(a)

Video subscriber numbers reflect billable subscribers who purchase at least the basic service video programming tier. The determination of whether a video subscriber is categorized as residential or business is based on the type of subscriber purchasing the service.

(b)

During 2011, the Company acquired cable systems from NewWave, as well as two other small cable systems, resulting, in total, in an increase of 85,000 residential video subscribers, 48,000 residential high-speed data subscribers, 26,000 residential voice subscribers, 159,000 residential primary service units, 2,000 business video subscribers, 2,000 business high-speed data subscribers, 1,000 business voice subscribers, 5,000 business primary service units, 164,000 total primary service units, 97,000 customer relationships, 25,000 double play subscribers and 21,000 triple play subscribers. The acquired subscribers are reflected in the Company’s subscriber numbers as of December 31, 2011.

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

TIME WARNER CABLE INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS

OF OPERATIONS AND FINANCIAL CONDITION—(Continued)

Residential services revenues. The major components of residential services revenues were as follows (in millions):

	Year Ended December 31,
	2011	2010	% Change
Residential services:
Video	$10,589	$10,577	0.1%
High-speed data	4,476	4,121	8.6%
Voice	1,979	1,905	3.9%
Other	49	48	2.1%

Total residential services	$17,093	$16,651	2.7%

Average monthly revenues per unit were as follows:

	Year Ended December 31,
	2011	2010	% Change
Residential services:
Video(a)	$73.18	$70.46	3.9%
High-speed data(b)	38.32	37.00	3.6%
Voice(c)	36.89	37.08	(0.5%)
Primary service units(d)	54.30	53.24	2.0%

(a)	Average monthly residential video revenues per unit represents residential video revenues divided by the corresponding average residential video subscribers for the period.
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

The modest increase in residential video revenues was due to increases in average revenues per subscriber, partially offset by a decrease in video subscribers. The increase in average revenues per subscriber was primarily due to price increases, a greater percentage of subscribers purchasing higher-priced tiers of service and increased revenues from equipment rentals and DVR service, partially offset by decreases in premium channel and transactional video-on-demand revenues. The major components of residential video revenues were as follows (in millions):

	Year Ended December 31,
	2011	2010	% Change
Programming tiers(a)	$6,944	$7,006	(0.9%)
Premium channels	808	848	(4.7%)
Transactional video-on-demand	339	365	(7.1%)
Video equipment rental and installation charges	1,372	1,297	5.8%
DVR service	638	581	9.8%
Franchise and other fees(b)	488	480	1.7%

Total	$10,589	$10,577	0.1%

(a)

Programming tier revenues include subscriber fees for the Company’s various tiers or packages of video programming services generally distinguished from one another by the number and type of programming networks they include.

(b)	Franchise and other fees include fees collected on behalf of franchising authorities and the FCC.

Residential high-speed data revenues increased due to growth in high-speed data subscribers and increases in average revenues per subscriber (due to both price increases and a greater percentage of subscribers purchasing higher-priced tiers of service).

TIME WARNER CABLE INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS

OF OPERATIONS AND FINANCIAL CONDITION—(Continued)

The increase in residential voice revenues was due to growth in voice subscribers, partially offset by a slight decrease in average revenues per subscriber.

Business services revenues. The major components of business services revenues were as follows (in millions):

	Year Ended December 31,
	2011	2010	% Change
Business services:
Video	$286	$266	7.5%
High-speed data	727	614	18.4%
Voice	197	127	55.1%
Wholesale transport	154	91	69.2%
Other(a)	105	9	NM

Total business services	$1,469	$1,107	32.7%

NM—Not meaningful.

(a)	2011 amounts primarily consist of revenues from NaviSite.

Business services revenues increased primarily due to growth in high-speed data and voice subscribers, a $56 million increase in cell tower backhaul revenues and the acquisition of NaviSite in the second quarter of 2011. NaviSite’s revenues from the date of acquisition (April 21, 2011) through December 31, 2011 were $94 million.

Advertising revenues. Advertising revenues were flat as $47 million of growth in lower margin revenues from advertising inventory sold on behalf of other video distributors (“advertising rep agreements”) and an $11 million increase in revenues primarily from regional and local businesses offset a $59 million decline in political advertising revenues. The Company expects advertising revenues in 2012 to benefit from growth in political advertising revenues (primarily in the second half of 2012), as well as growth in revenues from advertising rep agreements.

Costs of revenues. The major components of costs of revenues were as follows (in millions, except per subscriber data):

	Year Ended December 31,
	2011	2010	% Change
Video programming	$4,342	$4,213	3.1%
Employee(a)	2,621	2,532	3.5%
High-speed data	170	152	11.8%
Voice	595	669	(11.1%)
Video franchise and other fees(b)	500	493	1.4%
Other direct operating costs(a)	910	814	11.8%

Total	$9,138	$8,873	3.0%

Costs of revenues as a percentage of revenues	46.4%	47.0%

Average monthly video programming costs per video subscriber	$29.59	$27.70	6.8%

Average monthly voice costs per voice subscriber	$10.76	$12.75	(15.6%)

(a)

Employee and other direct operating costs include costs directly associated with the delivery of the Company’s video, high-speed data, voice and other services to subscribers and the maintenance of the Company’s delivery systems.

(b)	Video franchise and other fees include fees collected on behalf of franchising authorities and the FCC.

Costs of revenues increased 3.0% primarily related to increases in video programming, employee and other direct operating costs, partially offset by a decrease in voice costs.

The increase in video programming costs was primarily due to contractual rate increases and increased costs associated with retransmission of certain local broadcast stations, partially offset by a decline in video subscribers. From time to time,

TIME WARNER CABLE INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS

OF OPERATIONS AND FINANCIAL CONDITION—(Continued)

video programming costs are impacted by changes in cost estimates for programming services carried without a contract, reversals of previously accrued programming audit reserves and certain contract settlements. Such items reduced video programming costs in both 2011 and 2010 by approximately $25 million. The Company expects the rate of growth in video programming costs per video subscriber in 2012 to increase compared to that in 2011.

Employee costs increased primarily as a result of higher headcount (which increased by approximately 650 employees, including NaviSite employees) and higher compensation costs per employee.

Voice costs consist of the direct costs associated with the delivery of voice services, including network connectivity costs. Voice costs declined primarily due to a decrease in delivery costs per subscriber as a result of the ongoing replacement of Sprint as the provider of voice transport, switching and interconnection services, partially offset by growth in voice subscribers. This replacement process began in the fourth quarter of 2010 and, as of December 31, 2011, TWC had replaced Sprint with respect to nearly half of TWC’s voice lines. The Company expects to replace the majority of the remaining voice lines in 2013, with the process completed during the first quarter of 2014. The Company expects average voice costs per voice subscriber to decrease in 2012 compared to 2011.

Other direct operating costs increased as a result of increases in a number of categories, including costs associated with advertising rep agreements, fuel expense and NaviSite-related costs. Additionally, in the fourth quarter of 2010, the Company began classifying certain costs as other direct operating costs that were previously recorded as depreciation expense. As a result, $15 million of costs related to the nine months ended September 30, 2010 were reclassified in the fourth quarter of 2010. Management does not believe this reclassification is material to the current year or prior year fourth quarter results.

Selling, general and administrative expenses. The components of selling, general and administrative expenses were as follows (in millions):

	Year Ended December 31,
	2011	2010	% Change
Employee	$1,472	$1,330	10.7%
Marketing	635	629	1.0%
Bad debt(a)	118	114	3.5%
Separation-related “make-up” equity award costs(b)	—	5	(100.0%)
Other	1,086	1,047	3.7%

Total	$3,311	$3,125	6.0%

(a)

Bad debt expense includes amounts charged to expense associated with the Company’s allowance for doubtful accounts and collection expenses, net of late fees billed to subscribers. Late fees billed to subscribers were $140 million in both 2011 and 2010.

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

Selling, general and administrative expenses increased primarily as a result of increases in employee costs and higher consulting and professional fees. The increase in employee costs was primarily due to higher headcount (which increased by approximately 830 employees, including NaviSite employees) and higher compensation costs per employee. Employee costs in 2010 included $12 million of executive severance costs that were recorded in the fourth quarter.

Asset impairments. As discussed above in “Overview—Recent Developments—Wireless-related Agreements,” in early 2012, TWC ceased making its existing wireless service available to new wireless customers. As a result, during the fourth quarter of 2011, the Company impaired $60 million of assets related to the provision of wireless service that will no longer be utilized. Of the $60 million noncash impairment, $44 million related to fixed assets and wireless devices and $16 million related to the remaining value of wireless wholesale agreements with Sprint and Clearwire that were recorded upon TWC’s initial investment in Clearwire Communications in 2008.

TIME WARNER CABLE INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS

OF OPERATIONS AND FINANCIAL CONDITION—(Continued)

Merger-related and restructuring costs. During 2011, the Company incurred merger-related costs of $10 million in connection with the NaviSite and NewWave cable system acquisitions and the pending Insight acquisition. No such costs were incurred during 2010. The Company expects to incur additional merger-related costs during 2012 related to the Insight acquisition.

The Company incurred restructuring costs of $60 million and $52 million during 2011 and 2010, respectively. These restructuring costs were primarily related to employee terminations of approximately 775 and 900 in 2011 and 2010, respectively, and other exit costs, including the termination of a facility lease during the second quarter of 2010. The Company expects to incur restructuring costs during 2012 in connection with various initiatives intended to improve operating efficiency, primarily related to employee terminations.

Reconciliation of OIBDA to Operating Income. The following table reconciles OIBDA to Operating Income. In addition, the table provides the components from Operating Income to net income attributable to TWC shareholders for purposes of the discussions that follow (in millions):

	Year Ended December 31,
	2011	2010	% Change
OIBDA	$7,096	$6,818	4.1%
Depreciation	(2,994)	(2,961)	1.1%
Amortization	(33)	(168)	(80.4%)

Operating Income	4,069	3,689	10.3%
Interest expense, net	(1,518)	(1,394)	8.9%
Other expense, net	(89)	(99)	(10.1%)

Income before income taxes	2,462	2,196	12.1%
Income tax provision	(795)	(883)	(10.0%)

Net income	1,667	1,313	27.0%
Less: Net income attributable to noncontrolling interests	(2)	(5)	(60.0%)

Net income attributable to TWC shareholders	$1,665	$1,308	27.3%

OIBDA. OIBDA increased principally as a result of revenue growth, partially offset by higher costs of revenues and selling, general and administrative expenses and the wireless-related asset impairments recorded in the fourth quarter of 2011, as discussed above. Included within OIBDA for 2011 are NaviSite and NewWave cable system revenues of $94 million and $13 million, respectively, and operating expenses of $72 million and $8 million, respectively.

The results for 2011 included net expenses from new initiatives of approximately $70 million related to the Company’s mobile high-speed data service and other new services, such as advanced home monitoring and security services. The results for 2010 included net expenses of approximately $50 million related to mobile high-speed data service. The Company expects to incur net expenses of approximately $100 million to $150 million in 2012 related to new initiatives, including advanced home monitoring and security services, the deployment of WiFi access points and the expected fall 2012 launch of regional sports networks (“RSNs”). The RSNs will carry Los Angeles Lakers’ basketball games and other regional sports programming. Due to the timing of the RSN launches, a significant portion of the 2012 net expenses from new initiatives is expected to be incurred in the fourth quarter of 2012.

Depreciation. As discussed above, depreciation expense for the fourth quarter of 2010 benefited from a reclassification of approximately $15 million.

Amortization. The decrease in amortization expense was primarily due to (a) approximately $880 million of customer relationships acquired in the July 31, 2006 transactions with Adelphia Communications Corporation and Comcast (the “Adelphia/Comcast Transactions”) that were fully amortized as of July 31, 2010 and (b) approximately $70 million of customer relationships that the Company acquired as a result of the 2007 dissolution of Texas and Kansas City Cable Partners, L.P. (“TKCCP”) that were fully amortized as of December 31, 2010.

TIME WARNER CABLE INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS

OF OPERATIONS AND FINANCIAL CONDITION—(Continued)

Operating Income. Operating Income increased primarily due to the increase in OIBDA and the decrease in amortization expense, as discussed above.

Interest expense, net. Interest expense, net, increased primarily due to higher average debt outstanding during 2011 as compared to 2010 as a result of the public debt issuances in November 2010 and the 2011 Bond Offerings, partially offset by a $46 million increase in benefits received from interest rate swaps.

Other expense, net. Other expense, net, detail is shown in the table below (in millions):

	Year Ended December 31,
	2011	2010
Loss from equity investments, net(a)	$(88)	$(110)
Gain (loss) on equity award reimbursement obligation to Time Warner(b)	(5)	5
Other	4	6

Other expense, net	$(89)	$(99)

(a)

Loss from equity investments, net, primarily consists of losses incurred by Clearwire Communications. During the third quarter of 2011, the balance of the Company’s investment in Clearwire Communications included in the accompanying consolidated balance sheet was reduced to $0.

(b)	See Note 11 to the accompanying consolidated financial statements for a discussion of the Company’s accounting for its equity award reimbursement obligation to Time Warner.

Income tax provision. In 2011 and 2010, the Company recorded income tax provisions of $795 million and $883 million, respectively. The effective tax rates were 32.3% and 40.2% for 2011 and 2010, respectively.

During the fourth quarter of 2011, TWC completed its income tax returns for the 2010 taxable year, its first full-year income tax returns subsequent to the Separation from Time Warner, reflecting the income tax positions and state income tax apportionments of TWC as a standalone taxpayer. Based on these returns, the Company concluded that an approximate 65 basis point change in the estimate of the effective tax rate applied to calculate its net deferred income tax liability was required. As a result, TWC recorded a noncash income tax benefit of $178 million during the fourth quarter of 2011. The income tax provision and the effective tax rate for 2011 also included a benefit of $14 million (which includes $9 million that related to 2010) from the domestic production activities deduction under Section 199 of the Internal Revenue Code of 1986, as amended.

The income tax provision and the effective tax rate for 2010 benefited from an adjustment of $29 million to the Company’s valuation allowance for deferred income tax assets associated with its investment in Clearwire Communications. The income tax provision and the effective tax rate for 2010 were also impacted by legislation enacted in California in October 2010 that reversed the changes in methodology of California income tax apportionment included in the 2009 California state budget, which resulted in a decrease in the Company’s state deferred income tax liabilities and a corresponding noncash tax benefit of $40 million, which was recorded in the fourth quarter of 2010.

Additionally, the income tax provisions and the effective tax rates for 2011 and 2010 were impacted by the reversal of deferred income tax assets associated with Time Warner stock option awards held by TWC employees, net of excess tax benefits realized upon the exercise of TWC stock options or vesting of TWC RSUs, as follows (in millions):

	Year Ended December 31,
	2011	2010
Time Warner stock option activity	$(58)	$(80)
TWC equity award activity	44	12

Net income tax expense	$(14)	$(68)

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

Absent the impacts of the above items, the effective tax rates would have been 39.5% and 40.3% for 2011 and 2010, respectively.

Net income attributable to TWC shareholders and net income per common share attributable to TWC common shareholders. Net income attributable to TWC shareholders and net income per common share attributable to TWC common shareholders were as follows for 2011 and 2010 (in millions, except per share data):

	Year Ended December 31,
	2011	2010	% Change
Net income attributable to TWC shareholders	$1,665	$1,308	27.3%

Net income per common share attributable to TWC common shareholders:
Basic	$5.02	$3.67	36.8%

Diluted	$4.97	$3.64	36.5%

Net income attributable to TWC shareholders increased primarily due to an increase in Operating Income and a decrease in income tax provision, which was partially offset by an increase in interest expense, net. Net income per common share attributable to TWC common shareholders for 2011 benefited from lower average common shares outstanding as a result of share repurchases under the Stock Repurchase Program.

2010 vs. 2009

The following discussion provides an analysis of the Company’s results of operations and should be read in conjunction with the accompanying consolidated financial statements and notes thereto.

Revenues. Revenues by major category were as follows (in millions):

	Year Ended December 31,
	2010	2009	% Change
Residential services	$16,651	$16,028	3.9%
Business services	1,107	916	20.9%
Advertising	881	702	25.5%
Other	229	222	3.2%

Total	$18,868	$17,868	5.6%

TIME WARNER CABLE INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS

OF OPERATIONS AND FINANCIAL CONDITION—(Continued)

Selected subscriber-related statistics were as follows (in thousands):

	December 31,
	2010	2009	% Change
Residential services:
Video(a)	12,257	12,699	(3.5%)
High-speed data(b)(c)	9,469	8,994	5.3%
Voice(c)(d)	4,385	4,153	5.6%

Primary service units(e)	26,111	25,846	1.0%
Business services:
Video(a)	165	160	3.1%
High-speed data(b)(c)	334	295	13.2%
Voice(c)(d)	111	67	65.7%

Primary service units(e)	610	522	16.9%

Total primary service units(e)	26,721	26,368	1.3%

Customer relationships(f)	14,496	14,572	(0.5%)
Double play(g)	4,866	4,900	(0.7%)
Triple play(h)	3,680	3,448	6.7%

(a)

Video subscriber numbers reflect billable subscribers who purchase at least the basic service video programming tier. The determination of whether a video subscriber is categorized as residential or business is based on the type of subscriber purchasing the service.

(b)	High-speed data subscriber numbers reflect billable subscribers who purchase any of the high-speed data services offered by TWC.
(c)

The determination of whether a high-speed data or voice subscriber is categorized as residential or business is generally based upon the type of service provided to that subscriber. For example, if TWC provides a business service, the subscriber is classified as business.

(d)	Voice subscriber numbers reflect billable subscribers who purchase an IP-based telephony service.
(e)	Primary service unit numbers represent the sum of video, high-speed data and voice subscribers.
(f)

Customer relationships represent the number of subscribers who purchase at least one of the Company’s primary services. For example, a subscriber who purchases only high-speed data service and no video service will count as one customer relationship, and a subscriber who purchases both video and high-speed data services will also count as only one customer relationship.

(g)	Double play subscriber numbers reflect customers who subscribe to two of the Company’s primary services.
(h)	Triple play subscriber numbers reflect customers who subscribe to all three of the Company’s primary services.

Residential services revenues. The major components of residential services revenues were as follows (in millions):

	Year Ended December 31,
	2010	2009	% Change
Residential services:
Video	$10,577	$10,361	2.1%
High-speed data	4,121	3,805	8.3%
Voice	1,905	1,816	4.9%
Other	48	46	4.3%

Total residential services	$16,651	$16,028	3.9%

TIME WARNER CABLE INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS

OF OPERATIONS AND FINANCIAL CONDITION—(Continued)

Average monthly revenues per unit were as follows:

	Year Ended December 31,
	2010	2009	% Change
Residential services:
Video(a)	$70.46	NA	NA
High-speed data(b)	37.00	$36.24	2.1%
Voice(c)	37.08	37.98	(2.4%)
Primary service units(d)	53.24	52.21	2.0%

NA—Not available.

(a)	Average monthly residential video revenues per unit represents residential video revenues divided by the corresponding average residential video subscribers for the period.
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

The increase in residential video revenues was primarily due to increases in average revenues per subscriber (due to price increases, improved subscriber mix and increased DVR service revenues), partially offset by a decrease in video subscribers. The major components of residential video revenues were as follows (in millions):

	Year Ended December 31,
	2010	2009	% Change
Programming tiers(a)	$7,006	$6,977	0.4%
Premium channels	848	858	(1.2%)
Transactional video-on-demand	365	364	0.3%
Video equipment rental and installation charges	1,297	1,185	9.5%
DVR service	581	510	13.9%
Franchise and other fees(b)	480	467	2.8%

Total	$10,577	$10,361	2.1%

(a)

Programming tier revenues include subscriber fees for the Company’s various tiers or packages of video programming services generally distinguished from one another by the number and type of programming networks they include.

(b)	Franchise and other fees include fees collected on behalf of franchising authorities and the FCC.

Residential high-speed data revenues increased primarily due to growth in high-speed data subscribers and, to a lesser extent, increases in average revenues per subscriber (due to both price increases and improved subscriber mix).

The increase in residential voice revenues was due to growth in voice subscribers, partially offset by a decrease in average revenues per subscriber.

Business services revenues. The major components of business services revenues were as follows (in millions):

	Year Ended December 31,
	2010	2009	% Change
Business services:
Video	$266	$251	6.0%
High-speed data	614	550	11.6%
Voice	127	70	81.4%
Wholesale transport	91	36	152.8%
Other	9	9	—

Total business services	$1,107	$916	20.9%

TIME WARNER CABLE INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS

OF OPERATIONS AND FINANCIAL CONDITION—(Continued)

Business services revenues increased primarily due to growth in high-speed data and voice subscribers and increased cell tower backhaul and Metro Ethernet revenues.

Advertising revenues. Advertising revenues increased primarily due to higher revenues from regional, local and, to a lesser extent, national businesses. Advertising revenues also increased as a result of growth in political advertising revenues, which totaled $74 million and $20 million in 2010 and 2009, respectively.

Costs of revenues. The major components of costs of revenues were as follows (in millions, except per subscriber data):

	Year Ended December 31,
	2010	2009	% Change
Video programming	$4,213	$3,998	5.4%
Employee(a)	2,532	2,497	1.4%
High-speed data	152	132	15.2%
Voice	669	633	5.7%
Video franchise and other fees(b)	493	476	3.6%
Other direct operating costs(a)	814	719	13.2%

Total	$8,873	$8,455	4.9%

Costs of revenues as a percentage of revenues	47.0%	47.3%

Average monthly video programming costs per video subscriber	$27.70	$25.60	8.2%

(a)

Employee and other direct operating costs include costs directly associated with the delivery of the Company’s video, high-speed data, voice and other services to subscribers and the maintenance of the Company’s delivery systems.

(b)	Video franchise and other fees include fees collected on behalf of franchising authorities and the FCC.

Costs of revenues increased 4.9%, primarily related to increases in video programming, voice and other direct operating costs.

The increase in video programming costs was primarily due to contractual rate increases and incremental costs associated with retransmission of certain local broadcast stations, partially offset by a decline in video subscribers. From time to time, video programming costs are impacted by changes in cost estimates for programming services carried without a contract, reversals of previously accrued programming audit reserves and certain contract settlements. Such items reduced video programming costs in 2010 and 2009 by approximately $25 million and $5 million, respectively.

Employee costs increased primarily as a result of higher costs associated with business services-related employees, partially offset by a decline in residential services-related employee costs, primarily resulting from decreased activity, and a decrease in pension expense.

Voice costs consist of the direct costs associated with the delivery of voice services, including network connectivity costs. Voice costs for 2010 increased primarily due to growth in voice subscribers.

Other direct operating costs increased as a result of increases in a number of categories, including costs associated with advertising rep agreements, mobile high-speed data service costs, computer software and maintenance costs and fuel expense.

Also, during the fourth quarter of 2010, the Company reclassified as other direct operating costs approximately $20 million that was previously recorded as depreciation expense. Approximately $15 million of this amount relates to prior quarters in 2010. The Company has not made the comparable reclassification to the 2009 amounts and management does not believe this reclassification is material to the 2010 or 2009 results.

TIME WARNER CABLE INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS

OF OPERATIONS AND FINANCIAL CONDITION—(Continued)

Selling, general and administrative expenses. The components of selling, general and administrative expenses were as follows (in millions):

	Year Ended December 31,
	2010	2009	% Change
Employee	$1,330	$1,250	6.4%
Marketing	629	563	11.7%
Bad debt(a)	114	143	(20.3%)
Separation-related “make-up” equity award costs(b)	5	9	(44.4%)
Other	1,047	965	8.5%

Total	$3,125	$2,930	6.7%

(a)

Bad debt expense includes amounts charged to expense associated with the Company’s allowance for doubtful accounts and collection expenses, net of late fees billed to subscribers. Late fees billed to subscribers were $140 million and $118 million in 2010 and 2009, respectively.

(b)

As a result of the Separation from Time Warner on March 12, 2009, pursuant to their terms, Time Warner equity awards held by TWC employees were forfeited and/or experienced a reduction in value as of the date of the Separation. Amounts represent the costs associated with TWC stock options and RSUs granted to TWC employees during the second quarter of 2009 to offset these forfeitures and/or reduced values.

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

OIBDA. OIBDA increased principally as a result of revenue growth, partially offset by higher costs of revenues and selling, general and administrative expenses, as discussed above. The results for 2010 included net expenses of approximately $50 million related to mobile high-speed data service.

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

Amortization. The decrease in amortization expense was primarily due to approximately $880 million of customer relationships acquired in the Adelphia/Comcast Transactions that were fully amortized as of July 31, 2010. Amortization expense in 2009 included a benefit of approximately $13 million recorded to reduce excess amortization recorded in prior years.

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

Other expense, net. Other expense, net, detail is shown in the table below (in millions):

	Year Ended December 31,
	2010	2009
Direct transaction costs related to the Separation(a)	$—	$(28)
Loss from equity investments, net(b)	(110)	(49)
Gain (loss) on equity award reimbursement obligation to Time Warner(c)	5	(21)
Other	6	12

Other expense, net	$(99)	$(86)

(a)	Amount primarily consists of legal and professional fees.
(b)	The increase in loss from equity investments, net, was primarily due to an increase in losses incurred by Clearwire Communications.
(c)	See Note 11 to the accompanying consolidated financial statements for a discussion of the Company’s accounting for its equity award reimbursement obligation to Time Warner.

Income tax provision. In 2010 and 2009, the Company recorded income tax provisions of $883 million and $820 million, respectively. The effective tax rates were 40.2% and 42.9% for 2010 and 2009, respectively.

The income tax provision and the effective tax rate for 2009 were impacted by the passage of the California state budget during the first quarter of 2009 that, in part, changed the methodology of income tax apportionment in California. This tax law change resulted in an increase in state deferred tax liabilities and a corresponding noncash tax provision of $38 million, which was recorded in the first quarter of 2009. On October 19, 2010, legislation was enacted in California that reversed the changes in methodology of California income tax apportionment included in the 2009 California state budget, which resulted in a decrease in the Company’s state deferred tax liabilities and a corresponding noncash tax benefit of $40 million, which was recorded in the fourth quarter of 2010.

The income tax provision and the effective tax rates for 2010 also benefited from an adjustment of $29 million to the Company’s valuation allowance for deferred tax assets associated with its investment in Clearwire Communications.

Additionally, the income tax provision and the effective tax rate for 2010 were impacted by the reversal of deferred income tax assets associated with Time Warner stock option awards held by TWC employees, net of excess tax benefits realized upon the exercise of TWC stock options or vesting of TWC RSUs, as follows (in millions):

Time Warner stock option activity	$(80)
TWC equity award activity	12

Net income tax expense	$(68)

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

Absent the impacts of the above items, the effective tax rates would have been 40.3% and 40.9% for 2010 and 2009, respectively.

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

FINANCIAL CONDITION AND LIQUIDITY

Management believes that cash generated by or available to TWC should be sufficient to fund its capital and liquidity needs for the next twelve months and for the foreseeable future thereafter, including the pending Insight acquisition, quarterly dividend payments, common stock repurchases and maturities of long-term debt. TWC’s sources of cash include cash and equivalents on hand, cash provided by operating activities, borrowing capacity under its committed credit facility and commercial paper program and, subject to closing, the expected proceeds from the pending sale of SpectrumCo’s AWS licenses, as well as access to capital markets.

The Company generally invests its cash and equivalents in a combination of money market, government and treasury funds, as well as other similar instruments, in accordance with the Company’s investment policy of diversifying its investments and limiting the amount of its investments in a single entity or fund. As of December 31, 2011, nearly all of the Company’s cash and equivalents was invested in money market funds and income earning bank deposits, including certificates of deposit, with no more than 10% invested in any one fund or deposit.

TWC’s unused committed financial capacity was $9.033 billion as of December 31, 2011, reflecting $5.177 billion of cash and equivalents and $3.856 billion of available borrowing capacity under the Company’s $4.0 billion senior unsecured three-year revolving credit facility (the “Revolving Credit Facility”).

TIME WARNER CABLE INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS

OF OPERATIONS AND FINANCIAL CONDITION—(Continued)

Current Financial Condition

As of December 31, 2011, the Company had $26.442 billion of debt, $5.177 billion of cash and equivalents (net debt of $21.265 billion, defined as total debt less cash and equivalents), $300 million of mandatorily redeemable non-voting Series A Preferred Equity Membership Units (the “TW NY Cable Preferred Membership Units”) issued by a subsidiary of TWC, Time Warner NY Cable LLC (“TW NY Cable”), and $7.530 billion of total TWC shareholders’ equity. As of December 31, 2010, the Company had $23.121 billion of debt, $3.047 billion of cash and equivalents (net debt of $20.074 billion), $300 million of TW NY Cable Preferred Membership Units and $9.210 billion of total TWC shareholders’ equity.

The following table shows the significant items contributing to the change in net debt from December 31, 2010 to December 31, 2011 (in millions):

Balance as of December 31, 2010	$20,074
Cash provided by operating activities	(5,688)
Capital expenditures	2,937
Repurchases of common stock	2,657
Dividends paid	642
NaviSite acquisition, net(a)	323
NewWave cable systems acquisition	259
Decrease in the fair value of debt subject to interest rate swap contracts(b)	121
Proceeds from exercise of stock options	(114)
All other, net	54

Balance as of December 31, 2011	$21,265

(a)	In addition to the NaviSite purchase price, amount includes the repayment of NaviSite’s debt and capital leases assumed.
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

As previously discussed, on August 15, 2011, TWC entered into the Merger Agreement to acquire Insight and its subsidiaries. TWC agreed to pay $3.0 billion in cash for Insight, as reduced by Insight’s indebtedness for borrowed money and similar obligations and subject to customary adjustments. The Company has obtained all necessary regulatory approvals and expects the transaction to close by the end of the first quarter of 2012. See Note 6 to the accompanying consolidated financial statements for additional information on this acquisition.

As previously discussed, on December 2, 2011, SpectrumCo entered into an agreement pursuant to which it will sell its AWS licenses to Verizon Wireless for $3.6 billion. TWC, which owns 31.2% of SpectrumCo, will be entitled to receive approximately $1.1 billion (approximately $950 million on an after-tax basis). The transaction, which is subject to certain regulatory approvals and customary closing conditions, is expected to close during 2012.

On January 25, 2012, the Company’s Board of Directors declared a quarterly cash dividend of $0.56 per share of TWC common stock, payable in cash on March 15, 2012 to stockholders of record at the close of business on February 29, 2012.

From the inception of the Stock Repurchase Program through February 15, 2012, the Company repurchased 47.8 million shares of TWC common stock for $3.325 billion. As of February 15, 2012, the Company had $3.917 billion remaining under the Stock Repurchase Program.

Cash Flows

Cash and equivalents increased $2.130 billion and $1.999 billion in 2011 and 2010, respectively, and decreased $4.401 billion in 2009. Components of these changes are discussed below in more detail.

TIME WARNER CABLE INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS

OF OPERATIONS AND FINANCIAL CONDITION—(Continued)

Operating Activities

Details of cash provided by operating activities are as follows (in millions):

	Year Ended December 31,
	2011	2010	2009
OIBDA	$7,096	$6,818	$6,402
Noncash equity-based compensation	112	109	97
Net interest payments(a)	(1,434)	(1,359)	(1,221)
Pension plan contributions	(405)	(104)	(170)
Net income tax refunds (payments)(b)	162	(388)	(37)
Net merger-related and restructuring accruals (payments)	11	(1)	14
All other, net, including working capital changes	146	143	94

Cash provided by operating activities	$5,688	$5,218	$5,179

(a)	Amounts include interest income received (including amounts received under interest rate swap contracts) of $161 million, $99 million and $13 million in 2011, 2010 and 2009, respectively.
(b)	Amounts include income tax refunds received of $273 million, $93 million and $53 million in 2011, 2010 and 2009, respectively.

Cash provided by operating activities increased from $5.218 billion in 2010 to $5.688 billion in 2011. This increase was primarily related to changes in income tax refunds and payments (discussed below) and an increase in OIBDA, partially offset by increases in pension plan contributions and net interest payments.

On September 27, 2010, the Small Business Jobs Act was enacted, which provided for a bonus depreciation deduction of 50% of the cost of the Company’s qualified capital expenditures retroactive to the beginning of 2010. Additionally, on December 17, 2010, the Tax Relief, Unemployment Insurance Reauthorization and Job Creation Act of 2010 was enacted, which provides for a bonus depreciation deduction of 100% of the cost of the Company’s qualified capital expenditures from September 8, 2010 through December 31, 2011. As a result of these Acts, the Company received an income tax refund of $270 million in the first quarter of 2011, which, along with the benefit of 100% bonus depreciation through December 31, 2011 and increased pension plan contributions in the fourth quarter of 2011 (which are an income tax deduction), resulted in net income tax refunds of $162 million for the year ended December 31, 2011. The Company expects net income tax payments to increase significantly in 2012 as a result of the decline in the bonus depreciation deduction to 50% of the cost of the Company’s 2012 qualified capital expenditures and the continued reversal of bonus depreciation benefits recorded in prior years, as well as income tax payments on the pending SpectrumCo sale gain.

The Company contributed $405 million to its qualified and nonqualified noncontributory defined benefit pension plans (the “pension plans”) during 2011 and may make discretionary cash contributions to the pension plans in 2012. As of December 31, 2011, the pension plans were underfunded by $50 million. See Note 15 to the accompanying consolidated financial statements for additional discussion of the pension plans.

Net interest payments for 2011 increased primarily as a result of interest payments related to the public debt issuances in December 2009 and November 2010, partially offset by an increase in amounts received under interest rate swaps. The Company expects that its net interest payments will increase in 2012 compared to 2011 primarily as a result of interest payments related to the 2011 Bond Offerings.

Cash provided by operating activities increased from $5.179 billion in 2009 to $5.218 billion in 2010. This increase was primarily related to an increase in OIBDA and decreases in pension plan contributions and working capital requirements, largely offset by increases in net income tax and interest payments.

TIME WARNER CABLE INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS

OF OPERATIONS AND FINANCIAL CONDITION—(Continued)

Investing Activities

Details of cash used by investing activities are as follows (in millions):

	Year Ended December 31,
	2011	2010	2009
Acquisitions and investments, net of cash acquired and distributions received:
NaviSite acquisition	$(263)	$—	$—
NewWave cable systems acquisition	(259)	—	—
Other cable system acquisitions	(38)	—	—
Clearwire Communications(a)	—	(4)	(97)
The Reserve Fund’s Primary Fund(b)	—	35	64
Sterling Entertainment Enterprises, LLC(c)	3	65	3
Canoe Ventures LLC(d)	(17)	(21)	(8)
SpectrumCo(a)	(3)	(2)	(29)
All other	(53)	(25)	(21)
Capital expenditures	(2,937)	(2,930)	(3,231)
Other investing activities	37	10	12

Cash used by investing activities	$(3,530)	$(2,872)	$(3,307)

(a)	Refer to Note 7 to the accompanying consolidated financial statements for details on the Company’s investments in Clearwire Communications and SpectrumCo.
(b)	2010 and 2009 amounts reflect the receipt of the Company’s pro rata share of partial distributions made by The Reserve Fund’s Primary Fund.
(c)	Amount represents distributions received from Sterling Entertainment Enterprises, LLC (doing business as SportsNet New York), an equity-method investee.
(d)

Amount represents investments in Canoe Ventures LLC, an equity-method investee. Canoe Ventures LLC is a joint venture formed by TWC and certain other cable operators and is focused on developing a common technology platform among cable operators for the delivery of advanced advertising products and services to be offered to programmers and advertisers.

Cash used by investing activities increased from $2.872 billion in 2010 to $3.530 billion in 2011. This increase was principally due to the acquisitions of NaviSite and the NewWave cable systems.

Cash used by investing activities decreased from $3.307 billion in 2009 to $2.872 billion in 2010. This decrease was principally due to a decline in capital expenditures and the change in acquisitions and investments, net.

TIME WARNER CABLE INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS

OF OPERATIONS AND FINANCIAL CONDITION—(Continued)

TWC’s capital expenditures included the following major categories (in millions):

	Year Ended December 31,
	2011	2010	2009
Customer premise equipment(a)	$1,008	$1,136	$1,251
Scalable infrastructure(b)	774	713	787
Line extensions(c)	320	351	335
Upgrades/rebuilds(d)	106	150	174
Support capital(e)	729	580	684

Total capital expenditures	$2,937	$2,930	$3,231

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

(e)

Amounts represent all other capital purchases required to run day-to-day operations. These costs typically include vehicles, land and buildings, computer hardware/software, office equipment, furniture and fixtures, tools and test equipment. Amounts include capitalized software costs of $339 million, $203 million and $202 million in 2011, 2010 and 2009, respectively.

The Company expects that capital expenditures in 2012 will be similar to 2011 and 2010.

Financing Activities

Details of cash used by financing activities are as follows (in millions):

	Year Ended December 31,
	2011	2010	2009
Short-term borrowings (repayments), net(a)	$—	$(1,261)	$1,261
Borrowings	3,227	1,872	12,037
Repayments	(44)	(8)	(8,677)
Debt issuance costs	(25)	(25)	(34)
Proceeds from exercise of stock options	114	122	4
Taxes paid in lieu of shares issued for equity-based compensation	(29)	(9)	—
Excess tax benefit from equity-based compensation	48	19	—
Dividends paid	(642)	(576)	—
Repurchases of common stock	(2,657)	(472)	—
Payment of special cash dividend	—	—	(10,856)
Other financing activities	(20)	(9)	(8)

Cash used by financing activities	$(28)	$(347)	$(6,273)

(a)	Short-term borrowings (repayments), net, reflects borrowings under the Company’s commercial paper program with original maturities of three months or less, net of repayments of such borrowings.

Cash used by financing activities was $28 million in 2011 compared to $347 million in 2010. Cash used by financing activities in 2011 primarily consisted of repurchases of TWC common stock and the payment of quarterly cash dividends, partially offset by the net proceeds of the 2011 Bond Offerings and the net proceeds from the exercise of stock options. Cash

TIME WARNER CABLE INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS

OF OPERATIONS AND FINANCIAL CONDITION—(Continued)

used by financing activities in 2010 primarily included net repayments under the Company’s commercial paper program, the payment of quarterly cash dividends and repurchases of TWC common stock, partially offset by the net proceeds of the public debt issuance in November 2010 and the net proceeds from the exercise of stock options.

Cash used by financing activities was $347 million in 2010 compared to $6.273 billion in 2009. Cash used by financing activities in 2010 primarily included net repayments under the Company’s commercial paper program, the payment of quarterly cash dividends and repurchases of TWC common stock, partially offset by the net proceeds of the public debt issuance in November 2010 and the net proceeds from the exercise of stock options. Cash used by financing activities in 2009 primarily included the payment of the special cash dividend in connection with the Separation, partially offset by the net proceeds of the public debt issuances in March, June and December 2009 (after repayment of other debt).

Outstanding Debt and Mandatorily Redeemable Preferred Equity and Available Financial Capacity

Debt and mandatorily redeemable preferred equity as of December 31, 2011 and 2010 were as follows:

	Maturity	Interest Rate		Outstanding Balance as of December 31,
				2011	2010
				(in millions)
TWC notes and debentures(a)	2012-2041	5.859%	(b)	$23,744	$20,418
TWE notes and debentures(c)	2012-2033	7.625%	(b)	2,683	2,700
Revolving credit facility(d)	2013			—	—
Commercial paper program	2013			—	—
Capital leases	2013-2017			15	3

Total debt(e)				26,442	23,121
TW NY Cable Preferred Membership Units	2013	8.210%		300	300

Total debt and mandatorily redeemable preferred equity				$26,742	$23,421

(a)	Outstanding balance of TWC notes and debentures as of December 31, 2011 includes £623 million of 5.75% notes due 2031 valued at $968 million using the exchange rate at that date.
(b)	Rate represents a weighted-average effective interest rate as of December 31, 2011 and includes the effects of interest rate swaps and, for the TWC notes and debentures, cross-currency swaps.
(c)

Outstanding balance of TWE notes and debentures as of December 31, 2011 and 2010 includes an unamortized fair value adjustment of $79 million and $91 million, respectively, primarily consisting of the fair value adjustment recognized as a result of the 2001 merger of America Online, Inc. (now known as AOL Inc.) and Time Warner Inc. (now known as Historic TW Inc.).

(d)

TWC’s unused committed financial capacity was $9.033 billion as of December 31, 2011, reflecting $5.177 billion of cash and equivalents and $3.856 billion of available borrowing capacity under the Revolving Credit Facility (which reflects a reduction of $144 million for outstanding letters of credit backed by the Revolving Credit Facility).

(e)	Outstanding balance of total debt includes $2.122 billion of current maturities of long-term debt as of December 31, 2011 (none as of December 31, 2010).

See “Overview—Recent Developments—2011 Bond Offerings” and Notes 9 and 10 to the accompanying consolidated financial statements for further details regarding the Company’s outstanding debt and mandatorily redeemable preferred equity and other financing arrangements, including certain information about maturities, covenants and rating triggers related to such debt and financing arrangements. At December 31, 2011, TWC was in compliance with the leverage ratio covenant of the Revolving Credit Facility, with a ratio of consolidated total debt as of December 31, 2011 to consolidated EBITDA for 2011 of approximately 2.9 times. In accordance with the Revolving Credit Facility agreement, consolidated total debt as of December 31, 2011 was calculated as (a) total debt per the accompanying consolidated balance sheet less the TWE unamortized fair value adjustment (discussed above) and the fair value of debt subject to interest rate swaps, less (b) total cash per the accompanying consolidated balance sheet in excess of $25 million. In accordance with the Revolving Credit Facility agreement, consolidated EBITDA for 2011 was calculated as OIBDA plus asset impairments and equity-based compensation expense. The leverage ratio is calculated without adjustments for pending acquisitions, such as the Insight acquisition.

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

The following table summarizes the Company’s aggregate contractual obligations as of December 31, 2011, and the estimated timing and effect that such obligations are expected to have on the Company’s liquidity and cash flows in future periods (in millions):

	2012	2013-2014	2015-2016	Thereafter	Total
Programming and content purchases(a)	$3,986	$7,295	$5,397	$7,580	$24,258
Outstanding debt obligations and TW NY Cable Preferred Membership Units(b)	2,104	3,554	504	20,415	26,577
Interest and dividends(c)	1,743	3,048	2,705	14,605	22,101
Facility leases(d)	127	231	198	345	901
Voice connectivity(e)	309	213	—	—	522
Data processing services	59	38	—	—	97
High-speed data connectivity(f)	34	15	4	19	72
Other(g)	237	161	24	100	522

Total	$8,599	$14,555	$8,832	$43,064	$75,050

(a)

Programming purchases represent contracts that the Company has with cable television networks and broadcast stations to provide programming services to its subscribers. The amounts included above represent estimates of the future programming costs for these contract requirements and commitments based on subscriber numbers and tier placement as of December 31, 2011 applied to the per-subscriber rates contained in these contracts. Actual amounts due under such contracts may differ from the amounts above based on the actual subscriber numbers and tier placements. These amounts also include programming rights negotiated directly with content owners for distribution on TWC-owned channels or networks.

(b)

Outstanding debt obligations and TW NY Cable Preferred Membership Units represent principal amounts due on outstanding debt obligations and the TW NY Cable Preferred Membership Units as of December 31, 2011. Amounts do not include any fair value adjustments, bond premiums, discounts, interest rate derivatives, interest payments or dividends.

(c)

Amounts are based on the outstanding debt or TW NY Cable Preferred Membership Units balances, respective interest or dividend rates (interest rates on variable-rate debt were held constant through maturity at the December 31, 2011 rates) and maturity schedule of the respective instruments as of December 31, 2011. Interest ultimately paid on these obligations may differ based on changes in interest rates for variable-rate debt, as well as any potential future refinancings entered into by the Company. See Notes 9 and 10 to the accompanying consolidated financial statements for further details.

(d)	The Company has lease obligations under various operating leases including minimum lease obligations for real estate and operating equipment.
(e)

Voice connectivity obligations relate to transport, switching and interconnection services, primarily provided by Sprint, that allow for the origination and termination of local and long-distance telephony traffic. These expenses also include related technical support services. In the fourth quarter of 2010, the Company began replacing Sprint as the provider of these services. There is generally no obligation to purchase these services if the Company is not providing voice service. The amounts included above are estimated based on the number of voice subscribers as of December 31, 2011 and the per-subscriber contractual rates contained in the contracts that were in effect as of December 31, 2011 and also reflect the replacement of Sprint between the fourth quarter 2010 and the first quarter of 2014.

(f)	High-speed data connectivity obligations are based on the contractual terms for bandwidth circuits that were in use as of December 31, 2011.
(g)

Other contractual obligations does not include the Company’s reserve for uncertain tax positions and related accrued interest and penalties, which as of December 31, 2011 totaled $66 million, as the specific timing of any cash payments relating to this obligation cannot be projected with reasonable certainty.

The Company’s total rent expense amounted to $202 million, $212 million and $212 million in 2011, 2010 and 2009, respectively. Included within these amounts are pole attachment rental fees of $55 million, $71 million and $72 million in 2011, 2010 and 2009, respectively.

Minimum pension funding requirements have not been presented as such amounts have not been determined beyond 2011. The Company was not required to make any cash contributions to its qualified defined benefit pension plans in 2011; however, the Company made cash contributions of $405 million to the pension plans during 2011 and may make discretionary cash contributions to the pension plans in 2012.

TIME WARNER CABLE INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS

OF OPERATIONS AND FINANCIAL CONDITION—(Continued)

Contingent Commitments

TWC has cable franchise agreements containing provisions requiring the construction of cable plant and the provision of services to customers within the franchise areas. In connection with these obligations under existing franchise agreements, TWC obtains surety bonds or letters of credit guaranteeing performance to municipalities and public utilities and payment of insurance premiums. Such surety bonds and letters of credit as of December 31, 2011 and 2010 totaled $335 million and $322 million, respectively. Payments under these arrangements are required only in the event of nonperformance. TWC does not expect that these contingent commitments will result in any amounts being paid in the foreseeable future.

MARKET RISK MANAGEMENT

Market risk is the potential gain/loss arising from changes in market rates and prices, such as interest rates.

Interest Rate Risk

Fixed-rate Debt and TW NY Cable Preferred Membership Units

As of December 31, 2011, TWC had fixed-rate debt and TW NY Cable Preferred Membership Units with an outstanding balance of $26.430 billion (excluding the estimated fair value of the interest rate derivative transactions discussed below) and an estimated fair value of $30.445 billion. Based on TWC’s fixed-rate debt obligations outstanding at December 31, 2011, a 25 basis point increase or decrease in the level of interest rates would, respectively, decrease or increase the fair value of the fixed-rate debt by approximately $572 million. Such potential increases or decreases are based on certain simplifying assumptions, including a constant level of fixed-rate debt and an immediate, across-the-board increase or decrease in the level of interest rates with no other subsequent changes for the remainder of the period.

Variable-rate Debt

As of December 31, 2011, TWC had no outstanding variable-rate debt.

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

The following table summarizes the terms of the Company’s existing fixed to variable interest rate swaps as of December 31, 2011:

Maturities	2012-2017
Notional amount (in millions)	$7,850
Average pay rate (variable based on LIBOR plus variable margins)	4.34%
Average receive rate (fixed)	6.34%
Estimated fair value of asset, net (in millions)	$297

The notional amounts of interest rate instruments, as presented in the above table, are used to measure interest to be paid or received and do not represent the amount of exposure to credit loss. Interest rate swaps represent an integral part of the Company’s interest rate risk management program and resulted in a decrease in interest expense, net, of $163 million in 2011.

TIME WARNER CABLE INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS

OF OPERATIONS AND FINANCIAL CONDITION—(Continued)

Foreign Currency Exchange Risk

TWC is exposed to the market risks associated with fluctuations in the British pound sterling exchange rate as it relates to the £625 million in aggregate principal amount of 5.75% senior unsecured notes due 2031 issued in the May 2011 Bond Offering. As described further in Note 11 to the accompanying consolidated financial statements, the Company has entered into cross-currency swaps to effectively convert the entire balance of its fixed-rate British pound sterling denominated debt to fixed-rate U.S. dollar denominated debt, hedging the risk that the cash flows related to annual interest payments and the payment of principal at maturity may be adversely affected by fluctuations in currency exchange rates. The gains and losses on the cross-currency swaps offset changes in the fair value of the Company’s fixed-rate British pound sterling denominated debt resulting from changes in exchange rates.

Equity Risk

TWC is also exposed to market risk as it relates to changes in the market value of its investments. TWC invests in equity instruments of companies for operational and strategic business purposes. These investments are subject to significant fluctuations in fair market value. As of December 31, 2011, TWC had $774 million of investments, which included $693 million related to SpectrumCo. Refer to “Overview—Recent Developments—Wireless-related Agreements” for further details regarding SpectrumCo’s pending sale of its AWS licenses to Verizon Wireless.

Prior to 2007, some of TWC’s employees were granted options to purchase shares of Time Warner common stock in connection with their past employment with subsidiaries and affiliates of Time Warner, including TWC. Upon the exercise of Time Warner stock options held by TWC employees, TWC is obligated to reimburse Time Warner for the excess of the market price of Time Warner common stock on the day of exercise over the option exercise price (the “intrinsic” value of the award). The Company records the equity award reimbursement obligation at fair value in other current liabilities in the consolidated balance sheet, which is estimated using the Black-Scholes model. The change in the equity award reimbursement obligation fluctuates primarily with the fair value and expected volatility of Time Warner common stock and changes in fair value are recorded in other expense, net, in the period of change. For the year ended December 31, 2011, TWC recognized a loss of $5 million in other expense, net, in the accompanying consolidated statement of operations for the change in the fair value of the equity award reimbursement obligation after the Separation.

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

As discussed further in Note 8 to the accompanying consolidated financial statements, the Company determined that cable franchise rights and goodwill were not impaired during its annual impairment analysis as of July 1, 2011. The estimates of fair value for the cable franchise rights were determined using a discounted cash flow (“DCF”) analysis. The DCF methodology entailed identifying the projected discrete cash flows related to the cable franchise rights and discounting them back to the valuation date. Significant judgments inherent in this analysis included the selection of appropriate discount rates, estimating the amount and timing of future cash flows attributable to cable franchise rights and identification of appropriate terminal growth rate assumptions. The discount rates used in the DCF analyses were intended to reflect the risk inherent in the projected future cash flows generated by the respective intangible assets. To illustrate the extent that the fair value of the cable franchise rights exceeded their carrying value as of July 1, 2011, had the fair values of each of the cable franchise rights been lower by 20%, the Company still would not have recorded an impairment charge.

In performing the first step of the goodwill impairment test, the Company elected to carry forward the values ascribed to its reporting units during its previous annual impairment test. The election to carry forward values was based upon management’s determination, after reviewing events that have occurred and circumstances that have changed since the last test, that the likelihood that the carrying amount of its reporting units exceeded their fair value was remote. Additionally, under the previous test, the value of the Company’s reporting units significantly exceeded their carrying value. In making its determination, management considered changes in all of the significant variables impacting the fair value of its reporting units including, forecasted cash flows under its most recent long-range projections, changes in discount rates and changes in terminal growth rate assumptions. A decline in the fair values of the reporting units by up to 30% would not have resulted in any goodwill impairment charges as of July 1, 2011. As discussed in Note 6 to the accompanying consolidated financial statements, the Company acquired NaviSite on April 21, 2011 and recorded goodwill of $142 million. As such, the estimated fair value of NaviSite approximates its carrying value and a future decline in the estimated fair value would result in a goodwill impairment.

Investments

TWC’s investments are primarily accounted for using the equity method of accounting. A subjective aspect of accounting for investments involves determining whether an other-than-temporary decline in value of the investment has been sustained. If it has been determined that an investment has sustained an other-than-temporary decline in its value, the investment is written down to its fair value by a charge to earnings. This evaluation is dependent on the specific facts and circumstances. TWC evaluates available information (e.g., budgets, business plans, financial statements, etc.) in addition to quoted market prices, if any, in determining whether an other-than-temporary decline in value exists. Factors indicative of an other-than-temporary decline include recurring operating losses, credit defaults and subsequent rounds of financing at an amount below the cost basis of the Company’s investment. This list is not all-inclusive and the Company weighs all known quantitative and qualitative factors in determining if an other-than-temporary decline in the value of an investment has occurred. In 2011, there were no significant investment impairment charges. As discussed above in “Market Risk Management—Equity Risk,” TWC’s most significant equity-method investment as of December 31, 2011 is SpectrumCo. Refer to “Overview—Recent Developments—Wireless-related Agreements” for further details regarding SpectrumCo’s pending sale of its AWS licenses to Verizon Wireless.

Income Taxes

From time to time, the Company engages in transactions in which the tax consequences may be subject to uncertainty. Examples of such transactions include business acquisitions and dispositions, including dispositions designed to be tax free, issues related to consideration paid or received, investments and certain financing transactions. Significant judgment is required

TIME WARNER CABLE INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS

OF OPERATIONS AND FINANCIAL CONDITION—(Continued)

in assessing and estimating the tax consequences of these transactions. The Company prepares and files tax returns based on interpretation of tax laws and regulations. In the normal course of business, the Company’s tax returns are subject to examination by various taxing authorities. Such examinations may result in future tax, interest and penalty assessments by these taxing authorities. In determining the Company’s tax provision for financial reporting purposes, the Company establishes a reserve for uncertain income tax positions unless such positions are determined to be more likely than not of being sustained upon examination, based on their technical merits. That is, for financial reporting purposes, the Company only recognizes tax benefits taken on the tax return that it believes are more likely than not of being sustained. There is considerable judgment involved in determining whether positions taken on the tax return are more likely than not of being sustained.

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

Legal Contingencies

The Company is subject to legal, regulatory and other proceedings and claims that arise in the ordinary course of business. The Company records an estimated liability for those proceedings and claims arising in the ordinary course of business when the loss from such proceedings and claims becomes probable and reasonably estimable. The Company reviews outstanding claims with internal and external counsel to assess the probability and the estimates of loss, including the possible range of an estimated loss. The Company reassesses the risk of loss as new information becomes available and adjusts liabilities as appropriate. The actual cost of resolving a claim may be substantially different from the amount of the liability recorded. Differences between the estimated and actual amounts determined upon ultimate resolution, individually or in the aggregate, are not expected to have a material adverse effect on the Company’s consolidated financial position but could possibly be material to the Company’s consolidated results of operations or cash flow for any one period.

Pension Plans

TWC sponsors qualified noncontributory defined benefit pension plans covering a majority of its employees. TWC also provides a nonqualified noncontributory defined benefit pension plan for certain employees. Pension benefits are based on formulas that reflect the employees’ years of service and compensation during their employment period. The Company recognized pension expense associated with these plans of $123 million, $117 million and $162 million in 2011, 2010 and 2009, respectively. The pension expense recognized by the Company is determined using certain assumptions, including the expected long-term rate of return on plan assets, the interest factor implied by the discount rate and the expected rate of compensation increases. TWC uses a December 31 measurement date for its pension plans. See Notes 3 and 15 to the accompanying consolidated financial statements for additional discussion. The determination of these assumptions is discussed in more detail below.

The Company used a discount rate of 5.90% to compute 2011 pension expense, which was determined by the matching of plan liability cash flows to a portfolio of bonds individually selected from a large population of high-quality corporate bonds. A decrease in the discount rate of 25 basis points, from 5.90% to 5.65% while holding all other assumptions constant, would have resulted in an increase in the Company’s pension expense of approximately $17 million in 2011.

The Company’s expected long-term rate of return on plan assets used to compute 2011 pension expense was 8.00%. In developing the expected long-term rate of return on assets, the Company considered the pension portfolio’s composition, past average rate of earnings, discussions with portfolio managers and the Company’s asset allocation targets. A decrease in the expected long-term rate of return of 25 basis points, from 8.00% to 7.75%, while holding all other assumptions constant, would have resulted in an increase in the Company’s pension expense of approximately $4 million in 2011.

The Company used an estimated rate of future compensation increases of 4.25% to compute 2011 pension expense. An increase in the rate of 25 basis points, from 4.25% to 4.50%, while holding all other assumptions constant, would have resulted in an increase in the Company’s pension expense of approximately $7 million in 2011.

TIME WARNER CABLE INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS

OF OPERATIONS AND FINANCIAL CONDITION—(Continued)

The Company expects pension expense to be approximately $180 million in 2012 based on a discount rate of 5.21%, an expected long-term rate of return on plan assets of 7.75% and an estimated rate of future compensation increases of 4.25%.

Programming Agreements

The Company exercises significant judgment in estimating programming expense associated with certain video programming contracts. The Company’s policy is to record video programming costs based on the Company’s contractual agreements with its programming vendors, which are generally multi-year agreements that provide for the Company to make payments to the programming vendors at agreed upon rates based on the number of subscribers to which the Company provides the programming service. If a programming contract expires prior to the parties’ entry into a new agreement and the Company continues to distribute the service, management estimates the programming costs during the period there is no contract in place. In doing so, management considers the previous contractual rates, inflation and the status of the negotiations in determining its estimates. When the programming contract terms are finalized, an adjustment to programming expense is recorded, if necessary, to reflect the terms of the new contract. Management also makes estimates in the recognition of programming expense related to other items, such as the accounting for free periods and credits from service interruptions, as well as the allocation of consideration exchanged between the parties in multiple-element transactions. Additionally, judgments are also required by management when the Company purchases multiple services from the same programming vendor. In these scenarios, the total consideration provided to the programming vendor is allocated to the various services received based upon their respective fair values. Because multiple services from the same programming vendor may be received over different contractual periods and may have different contractual rates, the allocation of consideration to the individual services may have an impact on the timing of the Company’s expense recognition.

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

TWC generally capitalizes expenditures for tangible fixed assets having a useful life of greater than one year. Capitalized costs include direct material, labor and overhead, as well as interest. Sales and marketing costs, as well as the costs of repairing or maintaining existing fixed assets, are expensed as incurred. Depreciation on these assets is provided using the straight-line method over their estimated useful lives, which are discussed further in Note 3 to the accompanying consolidated financial statements. Significant judgment is involved in the determination of the useful lives of these assets and is based upon an analysis of several factors, such as the physical attributes of the asset, as well as an assessment of the asset’s exposure to future technological obsolescence.

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

The Company operates in a highly competitive, consumer and technology driven and rapidly changing business that is affected by government regulation and economic, strategic, political and social conditions. Various factors could adversely affect the operations, business or financial results of TWC in the future and cause TWC’s actual results to differ materially from those contained in the forward-looking statements, including those factors discussed in detail in Item 1A, “Risk Factors,” in Part I of this report, as well as:

•

increased competition from video, high-speed data, networking and voice providers, particularly direct broadcast satellite operators, incumbent local telephone companies, ILECs, CLECs, companies that deliver programming over broadband Internet connections, and wireless broadband and phone providers;

•

the Company’s ability to deal effectively with the current challenging economic environment or further deterioration in the economy, which may negatively impact customers’ demand for the Company’s services and also result in a reduction in the Company’s advertising revenues;

•	the Company’s continued ability to exploit new and existing technologies that appeal to residential and business services customers and advertisers;

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

TIME WARNER CABLE INC.

CONSOLIDATED BALANCE SHEET

	December 31,
	2011	2010
	(in millions)
ASSETS
Current assets:
Cash and equivalents	$5,177	$3,047
Receivables, less allowances of $62 million and $74 million as of December 31, 2011 and 2010, respectively	767	718
Deferred income tax assets	267	150
Other current assets	187	425

Total current assets	6,398	4,340
Investments	774	866
Property, plant and equipment, net	13,905	13,873
Intangible assets subject to amortization, net	228	132
Intangible assets not subject to amortization	24,272	24,091
Goodwill	2,247	2,091
Other assets	452	429

Total assets	$48,276	$45,822

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$545	$529
Deferred revenue and subscriber-related liabilities	169	163
Accrued programming expense	807	765
Current maturities of long-term debt	2,122	—
Other current liabilities	1,727	1,629

Total current liabilities	5,370	3,086
Long-term debt	24,320	23,121
Mandatorily redeemable preferred equity issued by a subsidiary	300	300
Deferred income tax liabilities, net	10,198	9,637
Other liabilities	551	461
Commitments and contingencies (Note 19)
TWC shareholders’ equity:
Common stock, $0.01 par value, 315.0 million and 348.3 million shares issued and outstanding as of December 31, 2011 and 2010, respectively	3	3
Additional paid-in capital	8,018	9,444
Retained earnings	68	54
Accumulated other comprehensive loss, net	(559)	(291)

Total TWC shareholders’ equity	7,530	9,210
Noncontrolling interests	7	7

Total equity	7,537	9,217

Total liabilities and equity	$48,276	$45,822

See accompanying notes.

TIME WARNER CABLE INC.

CONSOLIDATED STATEMENT OF OPERATIONS

	Year Ended December 31,
	2011	2010	2009
	(in millions, except per share data)
Revenues	$19,675	$18,868	$17,868
Costs and expenses:
Costs of revenues(a)	9,138	8,873	8,455
Selling, general and administrative(a)	3,311	3,125	2,930
Depreciation	2,994	2,961	2,836
Amortization	33	168	249
Merger-related and restructuring costs	70	52	81
Asset impairments	60	—	—

Total costs and expenses	15,606	15,179	14,551

Operating Income	4,069	3,689	3,317
Interest expense, net	(1,518)	(1,394)	(1,319)
Other expense, net	(89)	(99)	(86)

Income before income taxes	2,462	2,196	1,912
Income tax provision	(795)	(883)	(820)

Net income	1,667	1,313	1,092
Less: Net income attributable to noncontrolling interests	(2)	(5)	(22)

Net income attributable to TWC shareholders	$1,665	$1,308	$1,070

Net income per common share attributable to TWC common shareholders:
Basic	$5.02	$3.67	$3.07

Diluted	$4.97	$3.64	$3.05

Average common shares outstanding:
Basic	329.7	354.2	349.0

Diluted	335.3	359.5	350.9

Cash dividends declared per share	$1.92	$1.60	$—

Special cash dividend declared and paid per share	$—	$—	$30.81

(a)	Costs of revenues and selling, general and administrative expenses exclude depreciation.

See accompanying notes.

TIME WARNER CABLE INC.

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

	Year Ended December 31,
	2011	2010	2009
	(in millions)
Net income	$1,667	$1,313	$1,092
Change in unrealized losses on pension benefit obligation, net of income tax (benefit) provision of $(160) million in 2011, $25 million in 2010 and $95 million in 2009	(250)	24	146
Change in deferred gains (losses) on cash flow hedges, net of income tax (benefit) provision of $(12) million in 2011, $2 million in 2010 and $2 million in 2009	(18)	4	2

Other comprehensive income (loss)	(268)	28	148

Comprehensive income	1,399	1,341	1,240
Less: Comprehensive income attributable to noncontrolling interests	(2)	(5)	(22)

Comprehensive income attributable to TWC shareholders	$1,397	$1,336	$1,218

See accompanying notes.

TIME WARNER CABLE INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

	Year Ended December 31,
	2011	2010	2009
	(in millions)
OPERATING ACTIVITIES
Net income	$1,667	$1,313	$1,092
Adjustments for noncash and nonoperating items:
Depreciation	2,994	2,961	2,836
Amortization	33	168	249
Asset impairments	60	—	—
Pretax gain on sale of cable systems	—	—	(12)
Loss from equity investments, net of cash distributions	109	132	64
Deferred income taxes	638	687	676
Equity-based compensation	112	109	97
Excess tax benefit from equity-based compensation	(48)	(19)	—
Changes in operating assets and liabilities, net of acquisitions and dispositions:
Receivables	(25)	(50)	2
Accounts payable and other liabilities	202	(177)	161
Other changes	(54)	94	14

Cash provided by operating activities	5,688	5,218	5,179

INVESTING ACTIVITIES
Acquisitions and investments, net of cash acquired and distributions received	(630)	48	(88)
Capital expenditures	(2,937)	(2,930)	(3,231)
Other investing activities	37	10	12

Cash used by investing activities	(3,530)	(2,872)	(3,307)

FINANCING ACTIVITIES
Short-term borrowings (repayments), net(a)	—	(1,261)	1,261
Borrowings(b)	3,227	1,872	12,037
Repayments(b)	(44)	(8)	(8,677)
Debt issuance costs	(25)	(25)	(34)
Proceeds from exercise of stock options	114	122	4
Taxes paid in lieu of shares issued for equity-based compensation	(29)	(9)	—
Excess tax benefit from equity-based compensation	48	19	—
Dividends paid	(642)	(576)	—
Repurchases of common stock	(2,657)	(472)	—
Payment of special cash dividend	—	—	(10,856)
Other financing activities	(20)	(9)	(8)

Cash used by financing activities	(28)	(347)	(6,273)

Increase (decrease) in cash and equivalents	2,130	1,999	(4,401)
Cash and equivalents at beginning of year	3,047	1,048	5,449

Cash and equivalents at end of year	$5,177	$3,047	$1,048

(a)	Short-term borrowings (repayments), net, reflects borrowings under the Company’s commercial paper program with original maturities of three months or less, net of repayments of such borrowings.
(b)	Amounts represent borrowings and repayments related to debt instruments with original maturities greater than three months.

See accompanying notes.

TIME WARNER CABLE INC.

CONSOLIDATED STATEMENT OF EQUITY

	Common Stock	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss, Net	Non- controlling Interests	Total Equity
	(in millions)
Balance as of December 31, 2008	$3	$19,514	$(1,886)	$(467)	$1,110	$18,274
Net income	—	—	1,070	—	22	1,092
Other comprehensive income	—	—	—	148	—	148

Comprehensive income	—	—	1,070	148	22	1,240
Equity-based compensation expense	—	95	—	—	2	97
Redemption of Historic TW’s interest in TW NY	1	1,127	—	—	(1,128)	—
Special cash dividend ($30.81 per common share)	—	(10,856)	—	—	—	(10,856)
Retained distribution related to unvested restricted stock units	—	(46)	—	—	—	(46)
Other changes(a)	—	(21)	3	—	(2)	(20)

Balance as of December 31, 2009	4	9,813	(813)	(319)	4	8,689
Net income	—	—	1,308	—	5	1,313
Other comprehensive income	—	—	—	28	—	28

Comprehensive income	—	—	1,308	28	5	1,341
Equity-based compensation expense	—	109	—	—	—	109
Shares issued upon the exercise of TWC stock options	—	122	—	—	—	122
Taxes paid in lieu of shares issued for equity-based compensation	—	(9)	—	—	—	(9)
Cash dividends declared ($1.60 per common share)	—	(432)	(144)	—	—	(576)
Repurchase and retirement of common stock	(1)	(217)	(297)	—	—	(515)
Other changes(b)	—	58	—	—	(2)	56

Balance as of December 31, 2010	3	9,444	54	(291)	7	9,217
Net income	—	—	1,665	—	2	1,667
Other comprehensive loss	—	—	—	(268)	—	(268)

Comprehensive income (loss)	—	—	1,665	(268)	2	1,399
Equity-based compensation expense	—	113	—	—	—	113
Shares issued upon the exercise of TWC stock options	—	114	—	—	—	114
Taxes paid in lieu of shares issued for equity-based compensation	—	(29)	—	—	—	(29)
Cash dividends declared ($1.92 per common share)	—	(632)	(11)	—	—	(643)
Repurchase and retirement of common stock	—	(992)	(1,640)	—	—	(2,632)
Other changes	—	—	—	—	(2)	(2)

Balance as of December 31, 2011	$3	$8,018	$68	$(559)	$7	$7,537

(a)	Amounts primarily represent allocations related to Time Warner Inc. equity-based compensation activity prior to TWC’s separation from Time Warner Inc.
(b)	Amount primarily represents the true-up of TWC’s deferred income tax asset associated with vested Time Warner Inc. stock options.

See accompanying notes.

TIME WARNER CABLE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Description of Business

Time Warner Cable Inc. (together with its subsidiaries, “TWC”® or the “Company”) is among the largest providers of video, high-speed data and voice services in the U.S., with technologically advanced, well-clustered cable systems located mainly in five geographic areas – New York State (including New York City), the Carolinas, Ohio, Southern California (including Los Angeles) and Texas. TWC’s business services also include networking and transport services (including cell tower backhaul services) and, through its wholly owned subsidiary, NaviSite, Inc. (“NaviSite”) (discussed further in Note 6), managed and outsourced information technology solutions and cloud services. TWC also sells advertising to a variety of national, regional and local customers.

Basis of Presentation

Basis of Consolidation

The consolidated financial statements include all of the assets, liabilities, revenues, expenses and cash flows of TWC and all entities in which TWC has a controlling voting interest. In accordance with authoritative guidance issued by the Financial Accounting Standards Board (“FASB”) related to consolidation, the consolidated financial statements include the results of the Time Warner Entertainment-Advance/Newhouse Partnership (“TWE-A/N”) only for the TWE-A/N cable systems that are controlled by TWC and for which TWC holds an economic interest. Intercompany accounts and transactions between consolidated companies have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and footnotes thereto. Actual results could differ from those estimates.

Significant estimates inherent in the preparation of the consolidated financial statements include accounting for asset impairments, allowances for doubtful accounts, investments, depreciation and amortization, business combinations, derivative financial instruments, pension benefits, equity-based compensation, income taxes, contingencies and certain programming arrangements. Allocation methodologies used to prepare the consolidated financial statements are based on estimates and have been described in the notes, where appropriate.

Reclassifications

Certain reclassifications have been made to the prior years’ financial information to conform to the current year presentation, the most significant of which was the revised presentation of the Company’s revenues during the second quarter of 2011. This reclassification had no impact on the Company’s total revenues for the years ended December 31, 2010 and 2009. Additionally, the Company reclassified certain sales-related customer care costs from costs of revenues to selling, general and administrative expenses. This reclassification had no impact on the Company’s Operating Income or net income attributable to TWC shareholders for the years ended December 31, 2010 and 2009.

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

TIME WARNER CABLE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Presentation of Comprehensive Income

In June 2011, the FASB issued authoritative guidance that eliminates the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity, among other updates to the presentation of comprehensive income. Under this guidance, an entity has the option to present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In addition, an entity is required to present on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statement(s) where the components of net income and the components of other comprehensive income are presented. In December 2011, the FASB issued an update to this guidance deferring the effective date for the presentation of reclassification of items out of accumulated other comprehensive income to some future period. Except for the presentation of reclassification adjustments, this guidance must be applied by TWC beginning on January 1, 2012. However, TWC has elected to early adopt the guidance in its Annual Report on Form 10-K for the year ended December 31, 2011 (the “2011 Form 10-K”) and has revised the presentation of the Company’s consolidated financial statements.

Disclosures about an Employer’s Participation in a Multiemployer Plan

In September 2011, the FASB issued authoritative guidance that requires employers that participate in multiemployer pension plans to provide additional quantitative and qualitative disclosures about such employer’s participation. Additional disclosure requirements under this guidance include: (a) the significant multiemployer plans in which an employer

TIME WARNER CABLE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

participates, (b) the level of an employer’s participation in the significant multiemployer plans, (c) the financial health of the significant multiemployer plans and (d) the nature of the employer commitments to the plans. This guidance became effective for the 2011 Form 10-K and did not have a material impact on the Company’s consolidated financial statements.

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

Changes in the Company’s allowance for doubtful accounts from January 1 through December 31 are presented below (in millions):

	2011	2010	2009
Balance at beginning of year	$74	$74	$90
Provision for bad debts(a)	221	237	244
Write-offs, net of recoveries	(233)	(237)	(260)

Balance at end of year	$62	$74	$74

(a)

Provision for bad debts primarily includes amounts charged to expense associated with the Company’s allowance for doubtful accounts and excludes collection expenses and the benefit from late fees billed to subscribers.

TIME WARNER CABLE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Investments

Investments in companies in which TWC has significant influence, but less than a controlling interest, are accounted for using the equity method of accounting. Under the equity method of accounting, only TWC’s investment in and amounts due to and from the equity investee are included in the consolidated balance sheet; only TWC’s share of the investee’s earnings (losses) is included in the consolidated statement of operations; and only the dividends, cash distributions, loans or other cash received from the investee, additional cash investments, loan repayments or other cash paid to the investee are included in the consolidated statement of cash flows. TWC’s investments are primarily accounted for using the equity method of accounting.

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

TIME WARNER CABLE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2011 and 2010, the Company’s property, plant and equipment and related accumulated depreciation included the following:

	December 31,		Estimated Useful Lives
	2011	2010
	(in millions)		(in years)
Land, buildings and improvements(a)	$1,557	$1,457	10-20
Distribution systems(b)	19,470	17,996	3-25
Converters and modems	5,591	5,460	3-5
Capitalized software costs(c)	1,643	1,337	3-5
Vehicles and other equipment	2,191	1,980	3-10
Construction in progress	468	419

Property, plant and equipment, gross	30,920	28,649
Accumulated depreciation	(17,015)	(14,776)

Property, plant and equipment, net	$13,905	$13,873

(a)	Land, buildings and improvements includes $158 million and $152 million related to land as of December 31, 2011 and 2010, respectively, which is not depreciated.
(b)	The weighted-average useful life for distribution systems is approximately 12.44 years.
(c)

Capitalized software costs reflect certain costs incurred for the development of internal use software, including costs associated with coding, software configuration, upgrades and enhancements. These costs, net of accumulated depreciation, totaled $658 million and $581 million as of December 31, 2011 and 2010, respectively. Depreciation of capitalized software costs was $209 million in 2011, $185 million in 2010 and $174 million in 2009.

Long-lived assets do not require an annual impairment test; instead, long-lived assets are tested for impairment upon the occurrence of a triggering event. Triggering events include the more likely than not disposal of a portion of such assets or the occurrence of an adverse change in the market involving the business employing the related assets. Once a triggering event has occurred, the impairment test is based on whether the intent is to hold the asset for continued use or to hold the asset for sale. If the intent is to hold the asset for continued use, the impairment test first requires a comparison of estimated undiscounted future cash flows generated by the asset group against the carrying value of the asset group. If the carrying value of the asset group exceeds the estimated undiscounted future cash flows, the asset would be deemed to be impaired. The impairment charge would then be measured as the difference between the estimated fair value of the asset and its carrying value. Fair value is generally determined by discounting the future cash flows associated with that asset. If the intent is to hold the asset for sale and certain other criteria are met (e.g., the asset can be disposed of currently, appropriate levels of authority have approved the sale, and there is an active program to locate a buyer), the impairment test involves comparing the asset’s carrying value to its estimated fair value. To the extent the carrying value is greater than the asset’s estimated fair value, an impairment charge is recognized for the difference. Significant judgments in this area involve determining whether a triggering event has occurred, determining the future cash flows for the assets involved and selecting the appropriate discount rate to be applied in determining estimated fair value.

On December 2, 2011, TWC and Cellco Partnership (doing business as Verizon Wireless), a joint venture between Verizon Communications Inc. and Vodafone Group Plc, entered into agency agreements that will allow TWC to sell Verizon Wireless-branded wireless service, and Verizon Wireless to sell TWC services. In early 2012, TWC ceased making its existing wireless service available to new customers. As a result, during the fourth quarter of 2011, the Company impaired $60 million of assets related to the provision of wireless service that will no longer be utilized, of which a portion related to property, plant and equipment. Refer to Note 7 for further discussion of wireless-related agreements.

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

TIME WARNER CABLE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Revenues and Costs

Revenues are principally derived from residential services, business services, advertising and other services. Residential services revenues consist of video, high-speed data, voice and other revenues. Business services revenues consist of video, high-speed data, voice, wholesale transport and other revenues. Residential and business services subscriber fees are recorded as revenues in the period during which the service is provided. Residential and business services revenues received from subscribers who purchase bundled services at a discounted rate are allocated to each product in a pro-rata manner based on the individual product’s selling price (generally, the price at which the product is regularly sold on a standalone basis). Installation revenues obtained from subscriber service connections are recognized as a component of residential and business services revenues when the connections are completed, as installation revenues recognized are less than the related direct selling costs. Advertising revenues are recognized in the period during which the advertisements are exhibited. Other revenues primarily include (a) fees paid to TWC by (i) the Advance/Newhouse Partnership and Insight for the ability to distribute TWC’s high-speed data service and (ii) the Advance/Newhouse Partnership for TWC’s management of certain functions, including, among others, programming and engineering and (b) commissions earned on the sale of merchandise by home shopping networks. Fees paid to TWC for the ability to distribute TWC’s services are recognized as revenues in the period in which TWC’s services are distributed to a consumer. Fees received for managing certain functions for the Advance/Newhouse Partnership are recognized as revenues in the period during which the management functions are performed. Commissions earned on the sale of merchandise by home shopping networks are recognized as revenues in the period during which the merchandise is sold.

Video programming, high-speed data and voice costs are recorded as the services are provided. Video programming costs are recorded based on the Company’s contractual agreements with its programming vendors. These contracts are generally multi-year agreements that provide for the Company to make payments to the programming vendors at agreed upon rates based on the number of subscribers to which the Company provides the programming service. If a programming contract expires prior to the parties’ entry into a new agreement and the Company continues to distribute the service, management estimates the programming costs during the period there is no contract in place. In doing so, management considers the previous contractual rates, inflation and the status of the negotiations in determining its estimates. When the programming contract terms are finalized, an adjustment to programming expense is recorded, if necessary, to reflect the terms of the new contract. Management also makes estimates in the recognition of programming expense related to other items, such as the accounting for free periods and credits from service interruptions, as well as the allocation of consideration exchanged between the parties in multiple-element transactions. Additionally, judgments are also required by management when the Company purchases multiple services from the same programming vendor. In these scenarios, the total consideration provided to the programming vendor is allocated to the various services received based upon their respective fair values. Because multiple services from the same programming vendor may be received over different contractual periods and may have different contractual rates, the allocation of consideration to the individual services may have an impact on the timing of the Company’s expense recognition.

Launch fees received by the Company from programming vendors are recognized as a reduction of expense on a straight-line basis over the term of the related programming arrangement. Amounts received from programming vendors

TIME WARNER CABLE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

representing the reimbursement of marketing costs are recognized as a reduction of marketing expenses as the marketing services are provided.

Advertising costs are expensed upon the first exhibition of related advertisements. Marketing expense (including advertising), net of certain reimbursements from programmers, was $635 million in 2011, $629 million in 2010 and $563 million in 2009.

Multiple-element Transactions

Multiple-element transactions involve situations where judgment must be exercised in determining the fair value of the different elements in a bundled transaction. As the term is used here, multiple-element arrangements can involve:

•	Contemporaneous purchases and sales (e.g., the Company sells advertising services to a customer and at the same time purchases programming services); and/or

•	Sales of multiple products and/or services (e.g., the Company sells video, high-speed data and voice services to a customer).

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

With respect to vendor advertising arrangements being negotiated simultaneously with the same cable network, TWC assesses whether each piece of the arrangements is at fair value. The factors that are considered in determining the individual fair value of the programming vary from arrangement to arrangement and include:

•	existence of a “most-favored-nation” clause or comparable assurances as to fair market value with respect to programming;

•	comparison to fees under a prior contract; and

•	comparison to fees paid for similar networks.

In determining the fair value of the advertising arrangement, the Company considers advertising rates paid by other advertisers on the Company’s systems with similar terms.

TIME WARNER CABLE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Sales of Multiple Products or Services

If the Company enters into sales contracts for the sale of multiple products or services, then the Company evaluates standalone selling price for each deliverable in the transaction. For example, the Company sells video, high-speed data and voice services to subscribers in a bundled package at a rate lower than if the subscriber purchases each product on an individual basis. Revenues received from such subscribers are allocated to each product in a pro-rata manner based on the standalone selling price of each of the respective services on an individual basis. As another example, if a subscriber moves from a bundled package containing two services to a bundled package containing three services, the increase in the total revenues received is not attributed to the additional service. Rather, the total revenues received from such subscribers are allocated to each of the three products in a pro-rata manner based on the relative selling price of each of the respective services on an individual basis.

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

For example, TWC is assessed franchise fees by franchising authorities, which are passed on to the customer. The accounting issue presented by these arrangements is whether TWC should report revenues based on the gross amount billed to the ultimate customer or on the net amount received from the customer after payments to franchising authorities. The Company has determined that these amounts should be reported on a gross basis. TWC’s policy is that, in instances where the fees are being assessed directly to the Company, amounts paid to the governmental authorities and amounts received from the customers are recorded on a gross basis. That is, amounts paid to the governmental authorities are recorded as costs of revenues and amounts received from the customer are recorded as revenues. The amount of such fees recorded on a gross basis related to video and voice services was $610 million in 2011, $585 million in 2010 and $544 million in 2009.

Derivative Financial Instruments

The Company recognizes all derivative financial instruments in the consolidated balance sheet as either assets or liabilities at fair value. Derivative financial instruments are designated, if certain conditions are met, as (a) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment (a “fair value hedge”) or (b) a hedge of the exposure to variable cash flows of a forecasted transaction or a hedge of the foreign currency exposure of a forecasted transaction denominated in a foreign currency (a “cash flow hedge”). For a derivative financial instrument designated as a fair value hedge, the gain or loss on the derivative financial instrument is recognized in earnings in the period of change together with the offsetting loss or gain on the hedged item attributable to the risk being hedged. As a result, the consolidated statement of operations includes the impact of changes in the fair value of both the derivative financial instrument and the hedged item, which reflects in earnings the extent to which the hedge is ineffective in achieving offsetting changes in fair value. For a derivative financial instrument designated as a cash flow hedge, the effective portion of the gain or loss on the derivative financial instrument is initially reported in equity as a component of accumulated other comprehensive income (loss), net, and subsequently reclassified into earnings when the hedged item (e.g., a forecasted transaction denominated in a foreign currency) affects earnings. The ineffective portion of the gain or loss is reported in earnings immediately. For a derivative financial instrument not designated as a hedging instrument, the gain or loss is recognized in earnings in the period of change. The Company uses derivative financial instruments primarily to manage the risks associated with fluctuations in interest rates and foreign currency exchange rates and does not issue derivative financial instruments for speculative or trading purposes.

Fair Value Measurements

The fair value of an asset or liability is based on the assumptions that market participants would use in pricing the asset or liability. Valuation techniques consistent with the market approach, income approach and/or cost approach are used to measure fair value. The Company follows a three-tiered fair value hierarchy when determining the inputs to valuation

TIME WARNER CABLE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Income Taxes

Prior to the Separation (as defined in Note 5), TWC was not a separate taxable entity for U.S. federal and various state income tax purposes and its results were included in the consolidated U.S. federal and certain state income tax returns of Time Warner Inc. (“Time Warner”). The income tax benefits and provisions, related tax payments, and current and deferred tax balances have been prepared as if TWC operated as a stand-alone taxpayer for all periods presented including periods through the date of the Separation. Under the tax sharing arrangement between TWC and Time Warner, TWC is obligated to make tax sharing payments to Time Warner in amounts equal to the estimated taxes it would have paid if it were a separate taxpayer and Time Warner is obligated to make payments to TWC for TWC tax attributes used by Time Warner, but only as and when TWC as a standalone taxpayer would have been able to use such attributes itself. The Company received net cash tax refunds from Time Warner of $87 million in 2010 and $44 million in 2009.

Income taxes are provided using the asset and liability method. Under this method, income taxes (i.e., deferred tax assets, deferred tax liabilities, taxes currently payable/refunds receivable and tax expense) are recorded based on amounts refundable or payable in the current year and include the results of any difference between GAAP and tax reporting. Deferred income taxes reflect the tax effect of net operating losses, capital losses, general business credit carryforwards and the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial statement and income tax purposes, based upon enacted tax laws and expected tax rates that will be in effect when the temporary differences reverse. Valuation allowances are established when management determines that it is more likely than not that some portion or the entire deferred tax asset will not be realized. The financial effect of changes in tax laws or rates is accounted for in the period of enactment.

From time to time, the Company engages in transactions in which the tax consequences may be subject to uncertainty. Examples of such transactions include business acquisitions and dispositions, including dispositions designed to be tax free, issues related to consideration paid or received, investments and certain financing transactions. Significant judgment is required in assessing and estimating the tax consequences of these transactions. The Company prepares and files tax returns based on interpretation of tax laws and regulations. In the normal course of business, the Company’s tax returns are subject to examination by various taxing authorities. Such examinations may result in future tax, interest and penalty assessments by

TIME WARNER CABLE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

these taxing authorities. In determining the Company’s tax provision for financial reporting purposes, the Company establishes a reserve for uncertain income tax positions unless such positions are determined to be more likely than not of being sustained upon examination, based on their technical merits. That is, for financial reporting purposes, the Company only recognizes tax benefits taken on the tax return that it believes are more likely than not of being sustained. There is considerable judgment involved in determining whether positions taken on the tax return are more likely than not of being sustained.

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

Equity-based Compensation

The Company measures the cost of employee services received in exchange for an award of equity instruments based on the grant date fair value of the award. That cost is recognized in the consolidated statement of operations over the period during which an employee is required to provide service in exchange for the award. The Company’s policy is to recognize the cost of awards not subject to performance-based vesting conditions on a straight-line basis over the requisite service period and based upon the probable outcome of the performance criteria and requisite service period for each tranche of awards subject to performance-based vesting conditions. The Company uses the Black-Scholes model to estimate the grant date fair value of a stock option. Because the option-pricing model requires the use of subjective assumptions, changes in these assumptions can materially affect the fair value of stock options granted. The volatility assumption is calculated using a 75%-25% weighted average of implied volatility of TWC traded options and the historical stock price volatility of a comparable peer group of publicly traded companies. The expected term, which represents the period of time that options are expected to be outstanding, is estimated based on the historical exercise experience of TWC employees. The risk-free rate assumed in valuing the stock options is based on the U.S. Treasury yield curve in effect at the time of grant for the expected term of the option. The Company determines the expected dividend yield percentage by dividing the expected annual dividend by the market price of TWC common stock at the date of grant.

Legal Contingencies

The Company is subject to legal, regulatory and other proceedings and claims that arise in the ordinary course of business. The Company records an estimated liability for those proceedings and claims arising in the ordinary course of business when the loss from such proceedings and claims becomes probable and reasonably estimable. The Company reviews outstanding claims with internal and external counsel to assess the probability and the estimates of loss, including the possible range of an estimated loss. The Company reassesses the risk of loss as new information becomes available and adjusts liabilities as appropriate. The actual cost of resolving a claim may be substantially different from the amount of the liability recorded. Differences between the estimated and actual amounts determined upon ultimate resolution, individually or in the aggregate, are not expected to have a material adverse effect on the Company’s consolidated financial position but could possibly be material to the Company’s consolidated results of operations or cash flow for any one period.

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

TIME WARNER CABLE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Set forth below is a reconciliation of net income attributable to TWC common shareholders per basic and diluted common share (in millions, except per share data):

	Year Ended December 31,
	2011	2010	2009
Net income attributable to TWC shareholders	$1,665	$1,308	$1,070
Less: Net income allocated to participating securities(a)	(11)	(9)	—

Net income attributable to TWC common shareholders	$1,654	$1,299	$1,070

Average common shares outstanding:
Basic	329.7	354.2	349.0
Dilutive effect of nonparticipating equity awards	2.6	2.3	0.6
Dilutive effect of participating equity awards(a)	3.0	3.0	1.3

Diluted	335.3	359.5	350.9

Net income per common share attributable to TWC common shareholders:
Basic	$5.02	$3.67	$3.07

Diluted	$4.97	$3.64	$3.05

(a)	The Company’s restricted stock units granted to employees and non-employee directors are considered participating securities with respect to regular quarterly cash dividends.

Diluted net income per common share attributable to TWC common shareholders for the year ended December 31, 2011 and 2009 excludes 2.2 million and 6.8 million common shares, respectively, that may be issued under the Company’s equity-based compensation plans because they do not have a dilutive effect. For the year ended December 31, 2010 antidilutive common shares related to equity-based compensation plans were insignificant.

5.	SEPARATION FROM TIME WARNER, RECAPITALIZATION AND TWC REVERSE STOCK SPLIT

On March 12, 2009, TWC’s separation from Time Warner (the “Separation”) was completed pursuant to a Separation Agreement dated as of May 20, 2008 (the “Separation Agreement”) between TWC and its subsidiaries, Time Warner Entertainment Company, L.P. (“TWE”) and TW NY Cable Holding Inc. (“TW NY”), and Time Warner and its subsidiaries, Warner Communications Inc. (“WCI”), Historic TW Inc. (“Historic TW”) and American Television and Communications Corporation. In accordance with the Separation Agreement, on February 25, 2009, Historic TW transferred its 12.43% non-voting common stock interest in TW NY to TWC in exchange for 26.7 million newly issued shares (after giving effect to the TWC Reverse Stock Split discussed below) of TWC’s Class A common stock (the “TW NY Exchange”). On March 12, 2009, TWC paid a special cash dividend of $30.81 per share (after giving effect to the TWC Reverse Stock Split), aggregating $10.856 billion, to holders of record on March 11, 2009 of TWC’s outstanding Class A common stock and Class B common stock (the “Special Dividend”). Following the payment of the Special Dividend, each outstanding share of TWC Class A common stock and TWC Class B common stock was automatically converted (the “Recapitalization”) into one share of common stock, par value $0.01 per share. The Separation was effected as a pro rata dividend of all shares of TWC common stock held by Time Warner to holders of record of Time Warner’s common stock (the “Spin-Off Dividend”). The TW NY Exchange, the Special Dividend, the Recapitalization, the Separation and the Spin-Off Dividend collectively are referred to as the “Separation Transactions.”

In connection with the Separation Transactions, on March 12, 2009, the Company implemented a reverse stock split at a 1-for-3 ratio (the “TWC Reverse Stock Split”), effective immediately after the Recapitalization. The shares of TWC common stock distributed in the Spin-Off Dividend reflected both the Recapitalization and the TWC Reverse Stock Split.

TIME WARNER CABLE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

6.	BUSINESS ACQUISITIONS

NewWave Cable Systems Acquisition

On November 1, 2011, TWC completed its acquisition of certain NewWave Communications (“NewWave”) cable systems in Kentucky and western Tennessee for $259 million in cash. The financial results for the NewWave cable systems, which served subscribers representing 138,000 primary service units (“PSUs”) as of the acquisition date, have been included in the Company’s consolidated financial statements from the acquisition date and did not significantly impact the Company’s consolidated financial results for the year ended December 31, 2011.

As part of the purchase price allocation, TWC recorded goodwill of $10 million and allocated $79 million to property, plant and equipment (e.g., primarily distribution systems) and $157 million to intangible assets not subject to amortization (e.g., cable franchise rights). The purchase price allocation primarily used a discounted cash flow approach with respect to identified intangible assets and a combination of the cost and market approaches with respect to property, plant and equipment. The discounted cash flow approach was based upon management’s estimates of future cash flows and a discount rate consistent with the inherent risk of each of the acquired assets. The purchase price allocation is being finalized.

Insight Acquisition

On August 15, 2011, TWC entered into an agreement (the “Merger Agreement”) with Insight Communications Company, Inc. (“Insight”) and a representative of its stockholders to acquire Insight and its subsidiaries, which operate cable systems in Kentucky, Indiana and Ohio that then served subscribers representing approximately 1.5 million PSUs. Pursuant to the Merger Agreement, a subsidiary of TWC will merge with and into Insight, with Insight surviving as a direct wholly owned subsidiary of the Company. TWC agreed to pay $3.0 billion in cash for Insight, as reduced by Insight’s indebtedness for borrowed money and similar obligations (including amounts outstanding under Insight’s credit agreement and senior notes due 2018, which totaled approximately $1.8 billion as of the date of the Merger Agreement). The purchase price is subject to customary adjustments, including a reduction to the extent the number of Insight’s video subscribers at the closing is less than an agreed upon threshold, as well as a working capital adjustment. The Company has obtained all necessary regulatory approvals and expects the transaction to close by the end of the first quarter of 2012; however, there can be no assurances that the transaction will close or, if it does, that the Company will realize the potential financial and operating benefits of the transaction.

NaviSite Acquisition

On April 21, 2011, TWC completed its acquisition of NaviSite for $263 million, net of cash acquired. At closing, TWC also repaid $44 million of NaviSite’s debt. NaviSite’s financial results have been included in the Company’s consolidated financial statements from the acquisition date and did not significantly impact the Company’s consolidated financial results for the year ended December 31, 2011.

As part of the purchase price allocation, TWC recorded goodwill of $142 million and allocated $61 million to property, plant and equipment (e.g., computer hardware) and $56 million to intangible assets subject to amortization (e.g., customer relationships, trademarks and developed technology) with a weighted-average amortization period of 6.71 years. The purchase price allocation primarily used a discounted cash flow approach with respect to identified intangible assets and a combination of the cost and market approaches with respect to property, plant and equipment. The discounted cash flow approach was based upon management’s estimates of future cash flows and a discount rate consistent with the inherent risk of each of the acquired assets. The purchase price allocation is being finalized, including finalization of certain tax liabilities, but the Company does not expect any material changes to the allocation.

Other Acquisitions

Additionally, during 2011, TWC completed two acquisitions of cable systems in Texas and Ohio serving subscribers representing a total of 26,000 PSUs for $38 million in cash. The financial results for these acquisitions have been included in the Company’s consolidated financial statements from the respective acquisition date and did not significantly impact the Company’s consolidated financial results for the year ended December 31, 2011.

TIME WARNER CABLE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

7.	INVESTMENTS

The components of the Company’s investments as of December 31, 2011 and 2010 and related ownership percentages as of December 31, 2011 are presented in the table below (in millions):

	Ownership Percentage	Investment Balance as of December 31,
		2011	2010
Equity-method investments:
SpectrumCo	31.2%	$693	$692
Clearwire Communications	3.4%	—	94
Other(a)		58	59

Total equity-method investments		751	845
Other investments		23	21

Total investments		$774	$866

(a)

Other includes other equity-method investments, such as MLB Network, LLC (6.4% owned), iN Demand L.L.C. (29.3% owned) and National Cable Communications LLC (16.7% owned). In addition, the Company has an equity-method investment in Sterling Entertainment Enterprises, LLC (doing business as SportsNet New York, 26.8% owned). The Company has received distributions in excess of its investment in SportsNet New York and has reflected this amount ($101 million and $99 million as of December 31, 2011 and 2010, respectively) in other liabilities in the consolidated balance sheet.

For the years ended December 31, 2011, 2010 and 2009, the Company recognized losses from equity-method investments of $88 million, $110 million and $49 million, respectively, which is included in other expense, net, in the consolidated statement of operations.

SpectrumCo

TWC is a participant in a joint venture, SpectrumCo, LLC (“SpectrumCo”), with Comcast Corporation (“Comcast”) and Bright House Networks, LLC (“Bright House”) that holds advanced wireless spectrum (“AWS”) licenses. TWC made net cash investments in SpectrumCo of $3 million in 2011, $2 million in 2010 and $29 million in 2009. Refer to “Wireless-related Agreements” below for further details regarding SpectrumCo’s pending sale of its AWS licenses to Verizon Wireless.

Clearwire Communications

TWC holds an equity interest in Clearwire Communications LLC (“Clearwire Communications”), the operating subsidiary of Clearwire Corporation (“Clearwire”), a publicly traded company that was formed by the combination of the respective wireless broadband businesses of Sprint Nextel Corporation (“Sprint”) and Clearwire Communications. Clearwire is focused on deploying a nationwide fourth-generation (“4G”) wireless network to provide mobile broadband services to wholesale and retail customers. In connection with TWC’s initial investment in Clearwire Communications during 2008, TWC entered into wholesale agreements with Sprint and Clearwire that allow TWC to offer wireless services utilizing Sprint’s third-generation code division multiple access (“CDMA”) network and Clearwire’s 4G WiMax network. TWC made cash investments in Clearwire Communications of $4 million in 2010 and $97 million in 2009. TWC made no cash investments in Clearwire Communications in 2011.

As of December 31, 2011, the Company’s equity interest in the underlying net assets of Clearwire Communications exceeded the carrying value of the Company’s investment by approximately $129 million. Such difference relates to intangible assets not subject to amortization and, therefore, is not being amortized. During the third quarter of 2011, the balance of the Company’s investment in Clearwire Communications included in the consolidated balance sheet was reduced to $0 and equity-method accounting was suspended.

Wireless-related Agreements

On December 2, 2011, SpectrumCo entered into an agreement pursuant to which SpectrumCo will sell its AWS licenses to Verizon Wireless for $3.6 billion in cash. Upon closing, TWC will be entitled to receive approximately $1.1 billion. This transaction, which is subject to certain regulatory approvals and customary closing conditions, is expected to close during 2012.

TIME WARNER CABLE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On February 9, 2012, Comcast and Verizon Wireless received a Request for Additional Information and Documentary Materials from the U.S. Department of Justice in connection with their required notification filed under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended.

Separately, on December 2, 2011, TWC, Comcast, Bright House and Verizon Wireless also entered into agency agreements that will allow the cable companies to sell Verizon Wireless-branded wireless service, and Verizon Wireless to sell each cable company’s services. After a four-year period, subject to certain conditions, the cable companies will have the option to offer wireless service under their own brands utilizing Verizon Wireless’ network. In addition, the parties entered into an agreement that provides for the creation of an innovation technology joint venture to better integrate wireless and cable services. On January 13, 2012, TWC received a civil investigative demand from the U.S. Department of Justice requesting additional information about these agreements.

In early 2012, TWC ceased making its existing wireless service available to new wireless customers. As a result, during the fourth quarter of 2011, the Company impaired $60 million ($36 million on an after-tax basis) of assets related to the provision of wireless service that will no longer be utilized. Of the $60 million noncash impairment, $44 million related to fixed assets and wireless devices and $16 million related to the remaining value of the wireless wholesale agreements with Sprint and Clearwire discussed above.

Upon the closing of the SpectrumCo transaction, the Company expects to record a pretax gain of approximately $430 million (approximately $260 million on an after-tax basis), which will be included in other income (expense), net, in the Company’s consolidated statement of operations. Additionally, in the quarter in which the SpectrumCo transaction closes, the Company expects to record a noncash income tax benefit of approximately $45 million related to an adjustment to the Company’s valuation allowance for deferred income tax assets associated with its investment in Clearwire Communications.

8.	INTANGIBLE ASSETS AND GOODWILL

As of December 31, 2011 and 2010, the Company’s intangible assets and related accumulated amortization consisted of the following (in millions):

	December 31, 2011			December 31, 2010
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Intangible assets subject to amortization:
Customer relationships	$50	$(7)	$43	$6	$(5)	$1
Cable franchise renewals and access rights	252	(94)	158	220	(94)	126
Other	37	(10)	27	42	(37)	5

Total	$339	$(111)	$228	$268	$(136)	$132

Intangible assets not subject to amortization:
Cable franchise rights	$25,194	$(922)	$24,272	$25,013	$(922)	$24,091

The Company recorded amortization expense of $33 million in 2011, $168 million in 2010 and $249 million in 2009. Based on the remaining carrying value of intangible assets subject to amortization as of December 31, 2011, amortization expense is expected to be $40 million in 2012, $37 million in 2013, $34 million in 2014, $30 million in 2015 and $23 million in 2016. These amounts may vary as acquisitions and dispositions occur in the future, including the pending Insight acquisition.

TIME WARNER CABLE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Changes in the carrying value of the Company’s goodwill from January 1 through December 31 are presented below (in millions):

	2011	2010
Balance at beginning of year	$2,091	$2,111
Acquisition of NaviSite	142	—
Acquisition of NewWave cable systems	10	—
Other	4	(20)

Balance at end of year(a)	$2,247	$2,091

(a)	There were no accumulated goodwill impairment charges as of December 31, 2011 and 2010.

Annual Impairment Analysis

The carrying value of cable franchise rights and goodwill as of December 31, 2011 and 2010 was as follows (in millions):

	Carrying Value as of
	December 31, 2011		December 31, 2010
	Cable Franchise Rights	Goodwill	Cable Franchise Rights	Goodwill
Midwest	$6,100	$572	$5,934	$562
Northeast	5,645	466	5,645	466
Carolinas	3,969	231	3,969	231
West	3,498	484	3,498	484
New York City	3,345	204	3,345	204
Texas	1,715	148	1,700	144
NaviSite	—	142	—	—

Total	$24,272	$2,247	$24,091	$2,091

The Company determined that cable franchise rights and goodwill were not impaired during its annual impairment analyses as of July 1, 2011 and 2010 and December 31, 2009 respectively. As discussed in Note 6, the Company acquired NaviSite on April 21, 2011 and recorded goodwill of $142 million. As such, the estimated fair value of NaviSite approximates its carrying value and a future decline in the estimated fair value would result in a goodwill impairment.

The estimates of fair value for the cable franchise rights were determined using a discounted cash flow (“DCF”) analysis, which utilizes significant unobservable inputs (Level 3) within the fair value hierarchy. The DCF methodology entailed identifying the projected discrete cash flows related to the cable franchise rights and discounting them back to the valuation date. Significant judgments inherent in this analysis included the selection of appropriate discount rates, estimating the amount and timing of future cash flows attributable to cable franchise rights and identification of appropriate terminal growth rate assumptions. The discount rates used in the DCF analyses were intended to reflect the risk inherent in the projected future cash flows generated by the respective intangible assets.

The impairment test for goodwill is conducted using a two-step process. In performing the first step of the goodwill impairment test, the Company elected to carry forward the values ascribed to its reporting units during its previous annual impairment test. The Company determined the fair value of each reporting unit using a DCF analysis that is corroborated by a market-based approach, which utilizes significant unobservable inputs (Level 3) within the fair value hierarchy. The election to carry forward values was based upon management’s determination, after reviewing events that have occurred and circumstances that have changed since the last test, that the likelihood that the carrying amount of its reporting units exceeded their fair value was remote. Additionally, under the previous test, the value of the Company’s reporting units significantly exceeded their carrying value. In making its determination, management considered changes in all of the significant variables impacting the fair value of its reporting units including, forecasted cash flows under its most recent long-range projections, changes in discount rates and changes in terminal growth rate assumptions.

TIME WARNER CABLE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

9.	DEBT

TWC’s debt as of December 31, 2011 and 2010 was as follows (in millions):

		Outstanding Balance as of December 31,
	Maturity	2011	2010
Senior notes and debentures(a)	2012-2041	$26,427	$23,118
Revolving credit facility	2013	—	—
Commercial paper program	2013	—	—
Capital leases	2013-2017	15	3

Total debt		26,442	23,121
Less: Current maturities		(2,122)	—

Total long-term debt		$24,320	$23,121

(a)	The weighted-average effective interest rate for senior notes and debentures as of December 31, 2011 is 6.040% and includes the effects of interest rate swaps and cross-currency swaps.

Senior Notes and Debentures

TWC Notes and Debentures

Notes and debentures issued by TWC as of December 31, 2011 and 2010 were as follows:

	Date of					Outstanding Balance as of December 31,
			Interest Payment		Interest Rate
	Issuance	Maturity		Principal		2011	2010
				(in millions)		(in millions)
5-year notes	Apr 2007	July 2012	Jan/July	$1,500	5.400%	$1,510	$1,529
5-year notes	June 2008	July 2013	Jan/July	1,500	6.200%	1,540	1,550
5-year notes	Nov 2008	Feb 2014	Feb/Aug	750	8.250%	776	771
5-year notes	Mar 2009	Apr 2014	Apr/Oct	1,000	7.500%	1,046	1,042
5-year notes	Dec 2009	Feb 2015	Feb/Aug	500	3.500%	525	512
10-year notes	Apr 2007	May 2017	May/Nov	2,000	5.850%	2,138	2,000
10-year notes	June 2008	July 2018	Jan/July	2,000	6.750%	1,999	1,999
10-year notes	Nov 2008	Feb 2019	Feb/Aug	1,250	8.750%	1,237	1,235
10-year notes	Mar 2009	Apr 2019	Apr/Oct	2,000	8.250%	1,990	1,989
10-year notes	Dec 2009	Feb 2020	Feb/Aug	1,500	5.000%	1,475	1,472
10-year notes	Nov 2010	Feb 2021	Feb/Aug	700	4.125%	696	696
10-year notes	Sep 2011	Sep 2021	Mar/Sep	1,000	4.000%	991	—
20-year notes(a)	May 2011	June 2031	June	971	5.750%	968	—
30-year debentures	Apr 2007	May 2037	May/Nov	1,500	6.550%	1,492	1,492
30-year debentures	June 2008	July 2038	Jan/July	1,500	7.300%	1,496	1,496
30-year debentures	June 2009	June 2039	June/Dec	1,500	6.750%	1,460	1,459
30-year debentures	Nov 2010	Nov 2040	May/Nov	1,200	5.875%	1,177	1,176
30-year debentures	Sep 2011	Sep 2041	Mar/Sep	1,250	5.500%	1,228	—

Total(b)				$23,621		$23,744	$20,418

(a)	Outstanding balance amount of the 20-year notes maturing June 2031 (the “Sterling Notes”) as of December 31, 2011 includes £623 million valued at $968 million using the exchange rate at that date.
(b)

Outstanding balance amounts as of December 31, 2011 and 2010 include the estimated fair value of interest rate swap assets of $293 million and $167 million, respectively, and exclude an unamortized discount of $170 million and $149 million, respectively.

TWC has a shelf registration statement on Form S-3 on file with the Securities and Exchange Commission (“SEC”) that allows TWC to offer and sell from time to time a variety of securities. TWC has issued notes and debentures (the “TWC

TIME WARNER CABLE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Debt Securities”) publicly in a number of offerings. TWC’s obligations under the TWC Debt Securities are guaranteed by TWE and TW NY (the “TWC Debt Guarantors”).

The TWC Debt Securities were issued pursuant to an indenture, dated as of April 9, 2007, as it may be amended from time to time (the “TWC Indenture”), by and among the Company, the TWC Debt Guarantors and The Bank of New York Mellon, as trustee. The TWC Indenture contains customary covenants relating to restrictions on the ability of the Company or any material subsidiary to create liens and on the ability of the Company and the TWC Debt Guarantors to consolidate, merge or convey or transfer substantially all of their assets. The TWC Indenture also contains customary events of default. The TWC Debt Securities are unsecured senior obligations of the Company and rank equally with its other unsecured and unsubordinated obligations. Interest on each series of TWC Debt Securities is payable semi-annually (with the exception of the Sterling Notes, which is payable annually) in arrears. The guarantees of the TWC Debt Securities are unsecured senior obligations of the TWC Debt Guarantors and rank equally in right of payment with all other unsecured and unsubordinated obligations of the TWC Debt Guarantors.

The TWC Debt Securities may be redeemed in whole or in part at any time at the Company’s option at a redemption price equal to the greater of (i) all of the applicable principal amount being redeemed and (ii) the sum of the present values of the remaining scheduled payments on the applicable TWC Debt Securities discounted to the redemption date on a semi-annual basis (with the exception of the Sterling Notes, which are on an annual basis), at a comparable government bond rate plus a designated number of basis points as further described in the TWC Indenture and the applicable TWC Debt Security, plus, in each case, accrued but unpaid interest to, but not including, the redemption date.

The Company may offer to redeem all, but not less than all, of the Sterling Notes in the event of certain changes in the tax laws of the U.S. (or any taxing authority in the U.S.). This redemption would be at a redemption price equal to 100% of the principal amount, together with accrued and unpaid interest on the Sterling Notes to, but not including, the redemption date.

TWE Notes and Debentures

Notes and debentures issued by TWE as of December 31, 2011 and 2010 were as follows:

	Date of				Interest Rate	Outstanding Balance as of December 31,
			Interest Payment
	Issuance	Maturity		Principal		2011	2010
				(in millions)		(in millions)
20-year notes	Apr 1992	May 2012	May/Nov	$250	10.150%	$252	$258
20-year notes	Oct 1992	Oct 2012	Apr/Oct	350	8.875%	356	362
30-year debentures	Mar 1993	Mar 2023	Mar/Sept	1,000	8.375%	1,030	1,033
40-year debentures	July 1993	July 2033	Jan/July	1,000	8.375%	1,045	1,047

Total(a)				$2,600		$2,683	$2,700

(a)

Outstanding balance amounts as of December 31, 2011 and 2010, include the estimated fair value of interest rate swap assets of $4 million and $9 million, respectively, and an unamortized fair value adjustment of $79 million and $91 million, respectively, which includes the fair value adjustment recognized as a result of the 2001 merger of America Online, Inc. (now known as AOL Inc.) and Time Warner Inc. (now known as Historic TW). The fair value adjustment is amortized over the term of the related debt instrument as a reduction to interest expense.

During 1992 and 1993, TWE issued notes and debentures (the “TWE Debt Securities”) publicly in a number of offerings. TWE’s obligations under the TWE Debt Securities are guaranteed by TWC and TW NY (the “TWE Debt Guarantors”). TWE has no obligation to file reports with the SEC under the Securities Exchange Act of 1934, as amended.

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

TIME WARNER CABLE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

obligations. Interest on each series of TWE Debt Securities is payable semi-annually in arrears. The guarantees of the TWE Debt Securities are unsecured senior obligations of the TWE Debt Guarantors and rank equally in right of payment with all other unsecured and unsubordinated obligations of the TWE Debt Guarantors. The TWE Debt Securities are not redeemable before maturity.

Revolving Credit Facility and Commercial Paper Program

As of December 31, 2011, the Company has a $4.0 billion senior unsecured three-year revolving credit facility maturing in November 2013 (the “Revolving Credit Facility”). The Company’s obligations under the Revolving Credit Facility are guaranteed by its subsidiaries, TWE and TW NY. Borrowings under the Revolving Credit Facility bear interest at a rate based on the credit rating of TWC, which rate was LIBOR plus 1.25% per annum at December 31, 2011. In addition, TWC is required to pay a facility fee on the aggregate commitments under the Revolving Credit Facility at a rate determined by the credit rating of TWC, which rate was 0.25% per annum at December 31, 2011. TWC may also incur an additional usage fee of 0.25% per annum on the outstanding loans and other extensions of credit under the Revolving Credit Facility if and when such amounts exceed 25% of the aggregate commitments thereunder. The Revolving Credit Facility provides same-day funding capability, and a portion of the aggregate commitments, not to exceed $500 million at any time, may be used for the issuance of letters of credit.

The Revolving Credit Facility contains a maximum leverage ratio covenant of 5.0 times TWC’s consolidated EBITDA. The terms and related financial metrics associated with the leverage ratio are defined in the agreement. At December 31, 2011, TWC was in compliance with the leverage ratio covenant, calculated in accordance with the agreement, with a ratio of approximately 2.9 times. The Revolving Credit Facility does not contain any: credit ratings-based defaults or covenants; ongoing covenants or representations specifically relating to a material adverse change in TWC’s financial condition or results of operations; or borrowing restrictions due to material adverse changes in the Company’s business or market disruption. Borrowings under the Revolving Credit Facility may be used for general corporate purposes, and unused credit is available to support borrowings under the CP Program (as defined below).

In addition to the Revolving Credit Facility, the Company maintains a $4.0 billion unsecured commercial paper program (the “CP Program”) that is also guaranteed by TW NY and TWE. Commercial paper issued under the CP Program is supported by unused committed capacity under the Revolving Credit Facility and ranks equally with other unsecured senior indebtedness of TWC, TWE and TW NY.

As of December 31, 2011, TWC’s unused committed financial capacity was $9.033 billion, reflecting $5.177 billion of cash and equivalents and $3.856 billion of available borrowing capacity under the Revolving Credit Facility (which reflects a reduction of $144 million for outstanding letters of credit backed by the Revolving Credit Facility).

Debt Issuance Costs

For the years ended December 31, 2011, 2010 and 2009, the Company capitalized debt issuance costs of $25 million, $25 million and $34 million, respectively, in connection with the Company’s public debt issuances. These capitalized costs are amortized over the term of the related debt instrument and are included as a component of interest expense, net, in the consolidated statement of operations.

For the year ended December 31, 2009, the Company recognized $13 million of Separation-related debt issuance costs as expense, which are included as a component of interest expense, net, in the consolidated statement of operations. The Separation-related debt issuance costs recognized as expense in 2009 primarily related to upfront loan fees on a 364-day senior unsecured term loan facility entered into in 2008 in connection with the Separation, which were recognized as expense when the facility was repaid and terminated following the Company’s public debt issuance in March 2009.

Maturities

Annual maturities of debt total $2.104 billion in 2012, $1.502 billion in 2013, $1.752 billion in 2014, $502 million in 2015, $2 million in 2016 and $20.415 billion thereafter.

TIME WARNER CABLE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The fair values of the assets and liabilities associated with the Company’s derivative financial instruments recorded in the consolidated balance sheet as of December 31, 2011 and 2010 were as follows (in millions):

	Assets		Liabilities
	December 31,		December 31,
	2011	2010	2011	2010
Interest rate swaps(a)	$297	$176	$—	$—
Cross-currency swaps(b)	—	—	67	—
Equity award reimbursement obligation(b)	—	—	22	20
Other	—	1	—	—

Total	$297	$177	$89	$20

(a)

The fair value of the asset associated with interest rate swaps is recorded in other current assets and other assets in the consolidated balance sheet based on the maturity date of the hedged debt. Of the total asset recorded as of December 31, 2011, $14 million is recorded in other current assets in the consolidated balance sheet.

(b)

The fair value of the liabilities associated with cross-currency swaps and equity award reimbursement obligation is recorded in other liabilities and other current liabilities, respectively, in the consolidated balance sheet.

Fair Value Hedges

The Company uses interest rate swaps to manage interest rate risk by effectively converting fixed-rate debt into variable-rate debt. Under such contracts, the Company is entitled to receive semi-annual interest payments at fixed rates and

TIME WARNER CABLE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

is required to make semi-annual interest payments at variable rates, without exchange of the underlying principal amount. Such contracts are designated as fair value hedges. The Company recognizes no gain or loss related to its interest rate swaps because the changes in the fair values of such instruments are completely offset by the changes in the fair values of the hedged fixed-rate debt. The following table summarizes the terms of the Company’s existing fixed to variable interest rate swaps as of December 31, 2011 and 2010:

	2011	2010
Maturities	2012-2017	2012-2017
Notional amount (in millions)	$7,850	$6,250
Average pay rate (variable based on LIBOR plus variable margins)	4.34%	4.33%
Average receive rate (fixed)	6.34%	6.47%
Estimated fair value of asset, net (in millions)	$297	$176

The notional amounts of interest rate instruments, as presented in the above table, are used to measure interest to be paid or received and do not represent the amount of exposure to credit loss. Interest rate swaps represent an integral part of the Company’s interest rate risk management program and resulted in a decrease in interest expense, net, of $163 million in 2011, $117 million in 2010 and $30 million in 2009.

Cash Flow Hedges

The Company uses cross-currency swaps to manage foreign exchange risk related to foreign currency denominated debt by effectively converting foreign currency denominated debt, including annual interest payments and the payment of principal at maturity, to U.S. dollar denominated debt. Such contracts are designated as cash flow hedges. During the second quarter of 2011, the Company entered into cross-currency swaps to effectively convert the entire balance of its fixed-rate British pound sterling denominated debt, including annual interest payments and the payment of principal at maturity, to fixed-rate U.S. dollar denominated debt. The cross-currency swaps have maturities extending through June 2031. As of December 31, 2011, the fair value of cross-currency swaps was $67 million, which is recorded in other liabilities, with an offset to accumulated other comprehensive loss, net. During the year ended December 31, 2011, the Company reclassified $41 million from accumulated other comprehensive loss, net, into other expense, net, to offset the $41 million re-measurement gain on the British pound sterling denominated debt. Any ineffectiveness related to the Company’s cash flow hedges has been and is expected to be immaterial.

Equity Award Reimbursement Obligation

Upon the exercise of Time Warner stock options held by TWC employees, TWC is obligated to reimburse Time Warner for the excess of the market price of Time Warner common stock on the day of exercise over the option exercise price (the “intrinsic” value of the award). The Company records the equity award reimbursement obligation at fair value in other current liabilities in the consolidated balance sheet, which is estimated using the Black-Scholes model. The change in the equity award reimbursement obligation fluctuates primarily with the fair value and expected volatility of Time Warner common stock and changes in fair value are recorded in other expense, net, in the period of change. As of December 31, 2011, the weighted-average remaining contractual term of outstanding Time Warner stock options held by TWC employees was 1.30 years. Changes in the fair value of the equity award reimbursement obligation are discussed in Note 12 below.

TIME WARNER CABLE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

12.	FAIR VALUE MEASUREMENTS

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The fair values of derivative financial instruments classified as assets and liabilities as of December 31, 2011 and 2010 were as follows (in millions):

	December 31, 2011			December 31, 2010
		Fair Value Measurements			Fair Value Measurements
	Fair Value	Level 2	Level 3	Fair Value	Level 2	Level 3
Assets:
Interest rate swaps	$297	$297	$—	$176	$176	$—
Other derivative assets	—	—	—	1	1	—

Total	$297	$297	$—	$177	$177	$—

Liabilities:
Cross-currency swaps	$67	$67	$—	$—	$—	$—
Equity award reimbursement obligation	22	—	22	20	—	20

Total	$89	$67	$22	$20	$—	$20

The fair value of interest rate swaps, classified as Level 2, utilized a DCF analysis based on the terms of the contract and an interest rate curve, and incorporates the credit risk of the Company and each counterparty. The fair value of foreign currency forwards, classified as Level 2, utilized a DCF analysis based on forward exchange rates less the contract rate multiplied by the notional amount. The fair value of cross-currency swaps, classified as Level 2, utilized a DCF analysis based on forward interest and exchange rates, and incorporates the credit risk of the Company and each counterparty. The fair value of the equity award reimbursement obligation, classified as Level 3, utilized a Black-Scholes model using the fair value and expected volatility of Time Warner common stock.

Changes in the fair value of the equity award reimbursement obligation, valued using significant unobservable inputs (Level 3), from January 1 through December 31 are presented below (in millions):

	2011	2010	2009
Balance at beginning of year	$20	$35	$—
Establishment of equity award reimbursement obligation	—	—	16
(Gains) losses recognized in other expense, net	5	(5)	21
Payments to Time Warner for awards exercised	(3)	(10)	(2)

Balance at end of year	$22	$20	$35

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

The Company’s assets measured at fair value on a nonrecurring basis include equity-method investments, long-lived assets, indefinite-lived intangible assets and goodwill. The Company reviews the carrying amounts of such assets whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable or at least annually for indefinite-lived intangible assets and goodwill. Any resulting asset impairment would require that the instrument be recorded at its fair value. Refer to Note 8 for a discussion of the Company’s annual impairment analysis.

On December 2, 2011, TWC and Verizon Wireless entered into agency agreements that will allow TWC to sell Verizon Wireless-branded wireless service, and Verizon Wireless to sell TWC services. In early 2012, TWC ceased making its existing wireless service available to new customers. As a result, during the fourth quarter of 2011, the Company impaired $60 million of assets related to the provision of wireless service that will no longer be utilized. Refer to Note 7 for further discussion of wireless-related agreements.

TIME WARNER CABLE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fair Value of Other Financial Instruments

The Company’s other financial instruments not measured at fair value on a recurring basis include cash and equivalents, receivables, accounts payable, accrued liabilities, long-term debt not subject to fair value hedge accounting and mandatorily redeemable preferred equity and are reflected in the consolidated financial statements at cost. With the exception of long-term debt and mandatorily redeemable preferred equity, cost approximates fair value for these instruments due to their short-term nature. The carrying value and related estimated fair value of the Company’s long-term debt, excluding capital leases, and mandatorily redeemable preferred equity was $26.727 billion and $30.445 billion, respectively, as of December 31, 2011 and $23.418 billion and $26.236 billion, respectively, as of December 31, 2010. Estimated fair values for long-term debt and mandatorily redeemable preferred equity have generally been determined by reference to the market value of the instrument as quoted on a national securities exchange or in an over-the-counter market. In cases where a quoted market value is not available, fair value is based on an estimate using present value or other valuation techniques.

13.    TWC SHAREHOLDERS’ EQUITY

Shares Authorized and Outstanding

As of December 31, 2011, TWC is authorized to issue up to approximately 8.333 billion shares of TWC common stock, par value $0.01 per share, of which 315.0 million and 348.3 million shares were issued and outstanding as of December 31, 2011 and 2010, respectively. TWC is also authorized to issue up to approximately 1.0 billion shares of preferred stock, par value $0.01 per share. As of December 31, 2011 and 2010, no preferred shares have been issued, nor does the Company have current plans to issue preferred shares.

Common Stock Repurchase Program

On October 29, 2010, TWC’s Board of Directors authorized a $4.0 billion common stock repurchase program (the “Stock Repurchase Program”). Purchases under the Stock Repurchase Program may be made from time to time on the open market and in privately negotiated transactions. The size and timing of the Company’s purchases under the Stock Repurchase Program are based on a number of factors, including TWC’s common stock price as well as business and market conditions. From January 1, 2011 through December 31, 2011, the Company repurchased 37.3 million shares of TWC common stock for $2.632 billion, including 0.3 million shares repurchased for $18 million that settled in January 2012. As of December 31, 2011, the Company had $854 million remaining under the Stock Repurchase Program. On January 25, 2012, the Company’s Board of Directors increased the remaining authorization under the Stock Repurchase Program ($758 million as of January 25, 2012) to an aggregate of up to $4.0 billion of TWC common stock effective January 26, 2012.

Changes in Common Stock

Changes in the Company’s common stock by share class from January 1 through December 31 are presented below (in millions):

	TWC Class A Common Stock	TWC Class B Common Stock	TWC Common Stock
Balance as of December 31, 2008	300.7	25.0	—
Shares issued in the TW NY Exchange(a)	26.7	—	—
Shares converted in the Recapitalization(a)	(327.4)	(25.0)	352.4
Shares issued under equity-based compensation plans	—	—	0.1

Balance as of December 31, 2009	—	—	352.5

Shares issued under equity-based compensation plans			3.8
Repurchase and retirement of common stock			(8.0)

Balance as of December 31, 2010			348.3
Shares issued under equity-based compensation plans			4.0
Repurchase and retirement of common stock			(37.3)

Balance as of December 31, 2011			315.0

(a)	Refer to Note 5 for further details regarding the TW NY Exchange and the Recapitalization.

TIME WARNER CABLE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Common Stock Dividends

The Company’s Board of Directors declared quarterly cash dividends per share of TWC common stock in 2011 as follows (in millions, except per share data):

	2011			2010
	Month Declared	Per Share	Amount	Month Declared	Per Share	Amount
First Quarter	January	$0.48	$167	January	$0.40	$144
Second Quarter	May	0.48	163	April	0.40	144
Third Quarter	July	0.48	158	July	0.40	144
Fourth Quarter	October	0.48	155	November	0.40	144

Total		$1.92	$643		$1.60	$576

On January 25, 2012, TWC’s Board of Directors declared an increased quarterly cash dividend of $0.56 per share of TWC common stock, payable in cash on March 15, 2012 to stockholders of record at the close of business on February 29, 2012.

Accumulated Other Comprehensive Loss, Net

The following summary sets forth the changes in each component of other comprehensive loss, net, in TWC shareholders’ equity (in millions):

	Unrealized Losses on Pension Benefit Obligation	Deferred Gains (Losses) on Cash Flow Hedges	Accumulated Other Comprehensive Loss, Net
Balance as of December 31, 2008	$(463)	$(4)	$(467)
2009 other comprehensive income, net of tax	146	2	148

Balance as of December 31, 2009	(317)	(2)	(319)
2010 other comprehensive income, net of tax	24	4	28

Balance as of December 31, 2010	(293)	2	(291)
2011 other comprehensive loss, net of tax	(250)	(18)	(268)

Balance as of December 31, 2011	$(543)	$(16)	$(559)

14.	EQUITY-BASED COMPENSATION

The Company has one active equity plan (the “2011 Plan”) under which TWC is authorized to grant restricted stock units (“RSUs”) and options to purchase shares of TWC common stock to its employees and non-employee directors. Prior to stockholder approval of the 2011 Plan, the Company’s equity awards were made under the Company’s 2006 Stock Incentive Plan (the “2006 Plan” and, collectively, the “Equity Plans”). As of December 31, 2011, the 2011 Plan provides for the issuance of up to 20.0 million shares of TWC common stock, of which 19.8 million shares were available for grant.

TIME WARNER CABLE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Equity-based compensation expense and the related tax benefit recognized for the years ended December 31, 2011, 2010 and 2009 was as follows (in millions):

	Year Ended December 31,
	2011	2010	2009
Equity-based compensation expense recognized:
Restricted stock units(a)	$75	$64	$52
Stock options	38	45	45

Total equity-based compensation expense(a)	$113	$109	$97

Tax benefit recognized	$44	$43	$38

(a)	Amounts in 2011 include $1 million of equity-based compensation expense that is classified in merger-related and restructuring costs in the consolidated statement of operations.

RSUs, including RSUs subject to performance-based vesting conditions (“PBUs”), generally vest equally on each of the third and fourth anniversary of the grant date, subject to continued employment and, in the case of PBUs, subject to the satisfaction and certification of the applicable performance conditions. RSUs provide for accelerated vesting upon the grantee’s termination of employment after reaching a specified age and years of service and, in the case of PBUs, subject to the satisfaction and certification of the applicable performance conditions. PBUs are subject to forfeiture if the applicable performance condition is not satisfied. RSUs awarded to non-employee directors are not subject to vesting or forfeiture restrictions and the shares underlying the RSUs will generally be issued in connection with a director’s termination of service as a director. Pursuant to the directors’ compensation program, certain directors with more than 3 years of service on the Board of Directors have elected an in-service vesting period for their RSU awards. Holders of RSUs are generally entitled to receive cash dividend equivalents or retained distributions related to regular cash dividends or other distributions, respectively, paid by TWC. In the case of PBUs, the receipt of the dividend equivalents is subject to the satisfaction and certification of the applicable performance conditions. Retained distributions are subject to the vesting requirements of the underlying RSUs. Refer to “Separation-related Equity Awards” below for further details.

Stock options, including stock options subject to performance-based vesting conditions (“PBOs”), have exercise prices equal to the fair market value of TWC common stock at the date of grant. Generally, stock options vest ratably over a four-year vesting period and expire ten years from the date of grant, subject to continued employment and, in the case of PBOs, subject to the satisfaction and certification of the applicable performance condition. Certain stock option awards provide for accelerated vesting upon the grantee’s termination of employment after reaching a specified age and years of service and, in the case of PBOs, subject to the satisfaction and certification of the applicable performance conditions. PBOs are subject to forfeiture if the applicable performance condition is not satisfied. In connection with the payment of the Special Dividend and the TWC Reverse Stock Split, adjustments were made to the number of shares covered by and exercise prices of outstanding stock options to maintain the fair value of those awards. These adjustments were made pursuant to existing antidilution provisions in the 2006 Plan and related award agreements and, therefore, did not result in the recognition of incremental compensation expense. Refer to “Separation-related Equity Awards” below for further details.

Upon the exercise of a stock option or the vesting of a RSU, shares of TWC common stock may be issued from authorized but unissued shares or from treasury stock, if any.

Separation-related Equity Awards

In connection with the Special Dividend, holders of RSUs could elect to receive the retained distribution on their RSUs related to the Special Dividend (the “Special Dividend retained distribution”) in the form of cash (payable, without interest, upon vesting of the underlying RSUs) or in the form of additional RSUs (with the same vesting dates as the underlying RSUs). In connection with these elections and in conjunction with the payment of the Special Dividend, during the first quarter of 2009, the Company (a) granted 1.305 million RSUs and (b) established a liability of $46 million in other liabilities and TWC shareholders’ equity in the consolidated balance sheet for the Special Dividend retained distribution to be paid in cash, taking into account estimated forfeitures. In addition, in connection with the TWC Reverse Stock Split, pursuant to the 2006 Plan and related award agreements, adjustments were made to reduce the number of outstanding RSUs. Neither the payment of the Special Dividend retained distribution (in cash or additional RSUs) nor the adjustment to reflect the TWC Reverse Stock Split results in the recognition of incremental compensation expense. During the years ended December 31,

TIME WARNER CABLE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2011, 2010 and 2009, the Company made cash payments of $14 million, $6 million and $1 million, respectively, against the Special Dividend retained distribution liability, which are included in other financing activities in the consolidated statement of cash flows. Of the remaining $23 million Special Dividend retained distribution liability as of December 31, 2011, $13 million is classified in other current liabilities in the consolidated balance sheet.

Prior to March 2007, Time Warner granted options to purchase Time Warner common stock and shares of Time Warner common stock under its equity plans (collectively, the “Time Warner Equity Awards”) to employees of TWC, but has not done so since that date. In addition, employees of Time Warner who became employed by TWC prior to the Separation retained their Time Warner Equity Awards pursuant to their terms and TWC recorded equity-based compensation expense from the date of transfer through the end of the applicable vesting period.

Under the terms of Time Warner’s equity plans and related award agreements, as a result of the Separation, TWC employees who held Time Warner Equity Awards were treated as if their employment with Time Warner had been terminated without cause at the time of the Separation. This treatment resulted in the forfeiture of unvested stock options and shortened exercise periods for vested stock options and pro rata vesting of the next installment of (and forfeiture of the remainder of) the RSUs for those TWC employees who did not satisfy retirement-treatment eligibility provisions in the Time Warner equity plans and related award agreements. During the second quarter of 2009, TWC granted stock options and RSUs to its employees to offset these forfeitures and/or reduced values (the “Separation-related ‘make-up’ equity awards”). The vesting and expiration dates of such awards were based on the terms of the related Time Warner award and were expensed over a period of approximately one year beginning in the second quarter of 2009. During the years ended December 31, 2010 and 2009, TWC recognized compensation expense for Separation-related “make-up” equity awards of $5 million and $9 million, respectively. The number of outstanding Time Warner Equity Awards that remained outstanding after the Separation and the exercise prices of those Awards that were stock options were adjusted pursuant to their terms to retain their fair value in connection with the Spin-Off Dividend, the 1-for-3 reverse stock split implemented by Time Warner on March 27, 2009 and Time Warner’s distribution to its shareholders of all of the shares of AOL Inc. stock that it owned on December 9, 2009. These adjustments were made pursuant to existing antidilution provisions in Time Warner’s equity plans and, therefore, did not result in the recognition of incremental compensation expense for the Company.

Restricted Stock Units

The following table summarizes information about unvested RSUs for the year ended December 31, 2011:

	Number of Units	Weighted- Average Grant Date Value
	(in millions)
Unvested as of December 31, 2010	5.313	$51.82
Granted	1.477	72.09
Vested	(1.182)	67.85
Forfeited	(0.293)	54.63

Unvested as of December 31, 2011	5.315	53.74

For the year ended December 31, 2011, TWC granted 1.477 million RSUs at a weighted-average grant date fair value of $72.09 per RSU, including 158,000 PBUs at a weighted-average grant date fair value of $72.05 per PBU. For the year ended December 31, 2010, TWC granted 1.941 million RSUs at a weighted-average grant date fair value of $45.19 per RSU. For the year ended December 31, 2009, TWC granted 2.645 million RSUs at a weighted-average grant date fair value of $38.80 per RSU, including 1.285 million granted at a weighted-average grant date fair value of $53.01 per RSU, 1.305 million granted as Special Dividend retained distributions at a weighted-average grant date fair value of $24.99 per RSU and 55,000 granted as Separation-related “make-up” equity awards at a weighted-average grant date fair value of $33.80 per RSU. No PBUs were granted in 2010 or 2009.

As of December 31, 2011, the intrinsic value of unvested RSUs was $338 million. Total unrecognized compensation cost related to unvested RSUs as of December 31, 2011, without taking into account expected forfeitures, is $124 million and is expected to be recognized over a weighted-average period of 2.55 years. The fair value of RSUs that vested during the year was $103 million in 2011, $49 million in 2010 and $6 million in 2009.

TIME WARNER CABLE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

During February 2012, TWC granted approximately 1.4 million RSUs under the 2011 Plan, of which 194,000 were PBUs.

Stock Options

The table below presents the assumptions used to value stock options at their grant date for the years ended December 31, 2011, 2010 and 2009 and reflects the weighted average of all awards granted within each year:

	Year Ended December 31,
	2011	2010	2009
Expected volatility	31.19%	31.39%	34.31%
Expected term to exercise from grant date (in years)	6.42	6.73	6.04
Risk-free rate	2.80%	3.06%	2.57%
Expected dividend yield	2.66%	3.54%	0.00%

The following table summarizes information about stock options that were outstanding as of December 31, 2011:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
	(in millions)		(in years)	(in millions)
Outstanding as of December 31, 2010	11.485	$36.03
Granted	2.240	72.12
Exercised	(3.179)	35.86
Forfeited or expired	(0.405)	42.47

Outstanding as of December 31, 2011	10.141	43.79	7.43	$219

Exercisable as of December 31, 2011	2.432	38.43	6.02	61

Expected to vest as of December 31, 2011	7.513	45.25	7.86	155

For the year ended December 31, 2011, TWC granted 2.240 million stock options at a weighted-average grant date fair value of $18.95 per option, including 262,000 PBOs at a weighted-average grant date fair value of $19.08 per PBO. For the year ended December 31, 2010, TWC granted 3.803 million stock options at a weighted-average grant date fair value of $10.95 per option. For the year ended December 31, 2009, TWC granted 6.345 million stock options at a weighted-average grant date fair value of $9.69 per option, including 5.140 million stock options granted at a weighted-average grant date fair value of $9.46 per option and 1.205 million stock options granted as Separation-related “make-up” equity awards at a weighted-average grant date fair value of $10.64 per option. No PBOs were granted in 2010 or 2009.

The total intrinsic value of stock options exercised during the year ended December 31, 2011, 2010 and 2009 was $113 million, $69 million and $1 million, respectively. Cash received from stock options exercised during the year ended December 31, 2011, 2010 and 2009 was $114 million, $122 million and $4 million, respectively, and tax benefits realized from these exercises of stock options was $45 million, $28 million and $1 million, respectively. Total unrecognized compensation cost related to unvested stock options as of December 31, 2011, without taking into account expected forfeitures, is $49 million and is expected to be recognized over a weighted-average period of 2.40 years.

During February 2012, TWC granted options to purchase approximately 3.0 million shares of TWC common stock under the 2011 Plan, of which 372,000 were PBOs.

15.	EMPLOYEE BENEFIT PLANS

Pension Plans

TWC sponsors two qualified noncontributory defined benefit pension plans – Time Warner Cable Pension Plan (the “TWC Pension Plan”) and Time Warner Cable Union Pension Plan (the “Union Pension Plan” and, together with the TWC Pension Plan, the “qualified pension plans”) – that together provide pension benefits to a majority of the Company’s employees. TWC also provides a nonqualified noncontributory defined benefit pension plan for certain employees (the

TIME WARNER CABLE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

“nonqualified pension plan” and, together with the qualified pension plans, the “pension plans”). Pension benefits are based on formulas that reflect the employees’ years of service and compensation during their employment period. Effective January 1, 2011, with respect to employees hired on or after January 1, 2011, the TWC Pension Plan was amended to provide that an employee’s service period prior to the date the employee satisfies the plan’s one-year service requirement and commences participation in the plan is excluded from the employee’s benefit service period for the purpose of calculating pension benefits in the applicable period. TWC uses a December 31 measurement date for its pension plans.

Changes in the Company’s projected benefit obligation, fair value of plan assets and funded status from January 1 through December 31 are presented below (in millions):

	2011	2010
Projected benefit obligation at beginning of year	$1,803	$1,552
Service cost	132	115
Interest cost	114	100
Actuarial loss	322	62
Benefits paid	(29)	(26)

Projected benefit obligation at end of year	$2,342	$1,803

Accumulated benefit obligation at end of year	$1,900	$1,477

Fair value of plan assets at beginning of year	$1,882	$1,595
Actual return on plan assets	34	209
Employer contributions	405	104
Benefits paid	(29)	(26)

Fair value of plan assets at end of year	$2,292	$1,882

Funded status	$(50)	$79

The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for the qualified pension plans and nonqualified pension plan as of December 31, 2011 and 2010 were as follows (in millions):

	Qualified Pension Plans		Nonqualified Pension Plan
	December 31,		December 31,
	2011	2010	2011	2010
Projected benefit obligation	$2,305	$1,769	$37	$34
Accumulated benefit obligation	1,865	1,444	35	33
Fair value of plan assets	2,292	1,882	—	—

Amounts recognized in the consolidated balance sheet as of December 31, 2011 and 2010 consisted of (in millions):

	December 31,
	2011	2010
Noncurrent asset	$—	$113
Current liability	(4)	(4)
Noncurrent liability	(46)	(30)

Total amounts recognized in assets and liabilities	$(50)	$79

Accumulated other comprehensive loss:
Net actuarial loss	$890	$479
Prior service cost	1	1

Total amounts recognized in TWC shareholders’ equity	$891	$480

TIME WARNER CABLE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The components of net periodic benefit costs for the years ended December 31, 2011, 2010 and 2009 were as follows (in millions):

	Year Ended December 31,
	2011	2010	2009
Service cost	$132	$115	$100
Interest cost	114	100	88
Expected return on plan assets	(150)	(127)	(93)
Amounts amortized	27	29	66
Settlement loss	—	—	1

Net periodic benefit costs	$123	$117	$162

The estimated amounts that will be amortized from accumulated other comprehensive loss, net, into net periodic benefit costs in 2012 include an actuarial loss of $57 million.

Weighted-average assumptions used to determine benefit obligations as of December 31, 2011, 2010 and 2009 were as follows:

	2011	2010	2009
Discount rate	5.21%	5.90%	6.16%
Rate of compensation increase	4.25%	4.25%	4.25%

In 2011 and 2010, the discount rate used to determine benefit obligations was determined by the matching of plan liability cash flows to a portfolio of bonds individually selected from a large population of high-quality corporate bonds. In 2009, the discount rate was determined by the matching of plan liability cash flows to a pension yield curve constructed of a large population of high-quality corporate bonds.

Weighted-average assumptions used to determine net periodic benefit cost for the years ended December 31, 2011, 2010 and 2009 were as follows:

	2011	2010	2009
Expected long-term return on plan assets	8.00%	8.00%	8.00%
Discount rate	5.90%	6.16%	6.17%
Rate of compensation increase	4.25%	4.25%	4.00%

In 2011, the discount rate used to determine net periodic benefit costs was determined by the matching of plan liability cash flows to a portfolio of bonds individually selected from a large population of high-quality corporate bonds. In 2010 and 2009, the discount rate was determined by the matching of plan liability cash flows to a pension yield curve constructed of a large population of high-quality corporate bonds.

In developing the expected long-term rate of return on assets, the Company considered the pension portfolio’s composition, past average rate of earnings, discussions with portfolio managers and the Company’s asset allocation targets. The weighted-average expected long-term return on plan assets used to determine net periodic benefit cost for the year ended December 31, 2012 is expected to be 7.75%.

Pension Assets

The assets of the qualified pension plans are held in a master trust in which the qualified pension plans are the only participating plans (the “Master Trust”). The investment policy for the qualified pension plans is to maximize the long-term rate of return on plan assets within a prudent level of risk and diversification while maintaining adequate funding levels. The investment portfolio is a mix of equity and fixed-income securities with the objective of preserving asset values, diversifying risk and achieving a target investment return. The pension plans’ Investment Committee regularly monitors investment performance, investment allocation policies and the performance of individual investment managers of the Master Trust and

TIME WARNER CABLE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

makes adjustments and changes when necessary. On a periodic basis, the Investment Committee conducts a broad strategic review of its portfolio construction and investment allocation policies. Neither the Company nor the Investment Committee manages any assets internally or directly utilizes derivative instruments or hedging; however, the investment mandate of some investment managers allows the use of derivatives as components of their standard portfolio management strategies. Pension assets are managed in a balanced portfolio comprised of two major components: an equity portion and a fixed-income portion. The expected role of the equity investments is to maximize the long-term growth of pension assets, while the role of fixed-income investments is to provide for more stable periodic returns and potentially provide some protection against a prolonged decline in the market value of equity investments. The objective within equity investments is to achieve asset diversity in order to balance return and volatility.

The actual investment allocation of the qualified pension plans by asset category as of December 31, 2011 and 2010 is as follows:

	Target Allocation	Actual Allocation as of December 31,
		2011	2010
Equity securities	65.0%	51.8%	67.7%
Fixed-income securities	35.0%	46.8%	30.8%
Other investments	0.0%	1.4%	1.5%

The actual investment allocation as of December 31, 2011 differs from the target allocation primarily due to contributions made in late 2011 temporarily held in short-term fixed-income investments that will be invested consistent with the Company’s investment allocation targets during 2012.

The following tables set forth the investment assets of the qualified pension plans, which exclude accrued investment income and accrued liabilities, by level within the fair value hierarchy as of December 31, 2011 and 2010 (in millions):

	December 31, 2011
		Fair Value Measurements
	Fair Value	Level 1	Level 2	Level 3
Cash	$2	$2	$—	$—
Common stocks:
Domestic(a)	667	667	—	—
International(a)	342	342	—	—
Commingled equity funds(b)	174	—	174	—
Other equity securities(c)	5	5	—	—
Corporate debt securities(d)	225	—	225	—
Collective trust funds(e)	374	—	374	—
Commingled bond funds(b)	183	—	183	—
U.S. Treasury debt securities(a)	214	214	—	—
Corporate asset-backed debt securities(f)	9	—	9	—
U.S. government asset-backed debt securities(g)	29	—	29	—
Other fixed-income securities(h)	39	—	39	—
Other investments(i)	29	1	—	28

Total investments assets	2,292	$1,231	$1,033	$28

Accrued investment income	7
Accrued liabilities	(7)

Fair value of plan assets	$2,292

TIME WARNER CABLE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

(f)

Corporate asset-backed debt securities primarily consist of pass-through mortgage-backed securities issued by U.S. and foreign corporations valued using available trade information, dealer quotes, market indices and research reports, spreads, bids and offers.

(g)

U.S. government asset-backed debt securities consist of pass-through mortgage-backed securities issued by the Federal Home Loan Mortgage Corporation and the Federal National Mortgage Association valued using available trade information, dealer quotes, market indices and research reports, spreads, bids and offers.

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

TIME WARNER CABLE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Changes in the fair value of investment assets valued using significant unobservable inputs (Level 3) from January 1 through December 31 are presented below (in millions):

	2011	2010
Balance at beginning of year	$28	$29
Purchases and sales:
Purchases	4	3
Sales	(4)	(5)

Sales, net	—	(2)
Actual return on plan assets still held at end of year	—	1

Balance at end of year	$28	$28

Expected Cash Flows

After considering the funded status of the qualified pension plans, movements in the discount rate, investment performance and related tax consequences, the Company may choose to make contributions to the qualified pension plans in any given year. The Company was not required to make any cash contributions to the qualified pension plans in 2011. For the Company’s nonqualified pension plan, contributions will continue to be made to the extent benefits are paid. The Company contributed $405 million to the pension plans during 2011, of which $5 million was contributed to the nonqualified pension plan, and may make discretionary cash contributions to the pension plans in 2012. For the Company’s nonqualified plan, contributions will continue to be made to the extent benefits are paid.

Benefit payments for the pension plans are expected to be $31 million in 2012, $35 million in 2013, $41 million in 2014, $48 million in 2015, $56 million in 2016 and $457 million in 2017 to 2021.

Multiemployer Plans

TWC contributes to a number of multiemployer plans under the terms of collective-bargaining agreements that cover its union-represented employees. For the years ended December 31, 2011, 2010 and 2009, the Company contributed $41 million, $36 million and $33 million to multiemployer plans.

The risks of participating in multiemployer plans are different from single-employer plans in the following aspects: (a) assets contributed to a multiemployer plan by one employer may be used to provide benefits to employees of other participating employers, (b) if a participating employer stops contributing to the multiemployer plan, the unfunded obligations of the plan may be borne by the remaining participating employers and (c) if TWC chooses to stop participating in any of the multiemployer plans, the Company may be required to pay those plans an amount based on the underfunded status of the plan, referred to as a withdrawal liability.

The multiemployer pension plans to which the Company contributes each received a Pension Protection Act “green” zone status for plan years ending in 2010. The zone status is based on information the Company received from the plan and is certified by the plan’s actuary. Among other factors, plans in the green zone are at least 80 percent funded.

Defined Contribution Plan

TWC employees also participate in a defined contribution plan, the TWC Savings Plan, for which the expense for employer matching contributions totaled $70 million in 2011, $64 million in 2010 and $61 million in 2009. The Company’s contributions to the TWC Savings Plan are primarily based on a percentage of the employees’ elected contributions and are subject to plan provisions.

TIME WARNER CABLE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

16.	MERGER-RELATED AND RESTRUCTURING COSTS

Merger-related Costs

For the year ended December 31, 2011, the Company incurred merger-related costs of $10 million in connection with the NaviSite and NewWave cable system acquisitions and the pending Insight acquisition, all of which were paid as of December 31, 2011. The Company expects to incur additional merger-related costs during 2012 related to the Insight acquisition.

Restructuring Costs

Beginning in the first quarter of 2009, the Company began a restructuring to improve operating efficiency, primarily related to employee terminations and other exit costs, including the termination of a facility lease during the second quarter of 2010. Through December 31, 2011, the Company incurred costs of $193 million and made payments of $160 million related to this restructuring. Through December 31, 2010, the Company terminated approximately 2,200 employees and terminated approximately 775 additional employees during the year ended December 31, 2011. The Company expects to incur restructuring costs during 2012 in connection with various initiatives intended to improve operating efficiency, primarily related to employee terminations. Information relating to restructuring costs is as follows (in millions):

	Employee Termination Costs	Other Exit Costs	Total
Costs incurred	$68	$13	$81
Cash paid	(48)	(12)	(60)

Remaining liability as of December 31, 2009	20	1	21
Costs incurred	33	19	52
Cash paid	(39)	(12)	(51)

Remaining liability as of December 31, 2010	14	8	22
Costs incurred	44	16	60
Cash paid	(29)	(20)	(49)

Remaining liability as of December 31, 2011(a)	$29	$4	$33

(a)

Of the remaining liability as of December 31, 2011, $30 million is classified as a current liability, with the remaining amount classified as a noncurrent liability in the consolidated balance sheet. Amounts are expected to be paid through March 2014.

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

The current and deferred income tax (benefit) provision for the years ended December 31, 2011, 2010 and 2009 is as follows (in millions):

	Year Ended December 31,
	2011	2010	2009
Federal:
Current	$69	$127	$83
Deferred	843	654	543
State:
Current	88	69	61
Deferred	(205)	33	133

Total	$795	$883	$820

TIME WARNER CABLE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The differences between income tax (benefit) provision expected at the U.S. federal statutory income tax rate of 35% and income tax (benefit) provision provided for the years ended December 31, 2011, 2010 and 2009 are as follows (in millions):

	Year Ended December 31,
	2011	2010	2009
Tax provision on income at U.S. federal statutory rate	$862	$769	$669
State and local taxes (tax benefits), net of federal tax effects	(76)	66	126
Equity-based compensation	12	61	1
Other	(3)	(13)	24

Total	$795	$883	$820

During the fourth quarter of 2011, TWC completed its income tax returns for the 2010 taxable year, its first full-year income tax returns subsequent to the Separation from Time Warner, reflecting the income tax positions and state income tax apportionments of TWC as a standalone taxpayer. Based on these returns, the Company concluded that an approximate 65 basis point change in the estimate of the effective tax rate applied to calculate its net deferred income tax liability was required. As a result, TWC recorded a noncash income tax benefit of $178 million during the fourth quarter of 2011.

Additionally, the income tax provisions and the effective tax rates for the years ended December 31, 2011 and 2010 were impacted by net charges of $14 million ($12 million for federal taxes and $2 million for state taxes) and $68 million ($61 million for federal taxes and $7 million for state taxes), respectively, which related to the reversal of deferred income tax assets associated with Time Warner stock option awards held by TWC employees of $58 million and $80 million, respectively, net of excess tax benefits realized upon the exercise of TWC stock options or vesting of TWC RSUs of $44 million and $12 million, respectively. As a result of the Separation, on March 12, 2009, TWC employees who held stock option awards under Time Warner equity plans were treated as if their employment with Time Warner had been terminated without cause. In most cases, this treatment resulted in shortened exercise periods for vested awards, generally one year from the date of the Separation; however, certain awards expire over a five-year period from the date of the Separation. Deferred income tax assets were established based on the Time Warner awards’ fair values, and a corresponding benefit to the Company’s income tax provision was recognized over the awards’ service periods. For unexercised awards that expired “out of the money,” the fair value was $0 and the Company received no tax deduction in connection with these awards. As a result, the previously-recognized deferred income tax assets were written off through noncash charges to income tax expense during the periods in which the awards expired. As noted above, the charges were reduced by excess tax benefits realized upon the exercise of TWC stock options or vesting of TWC RSUs in the same year in which the charge was taken.

TIME WARNER CABLE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Significant components of TWC’s deferred income tax liabilities, net, as of December 31, 2011 and 2010 are as follows (in millions):

	December 31,
	2011	2010
Equity-based compensation	$114	$175
Investments	134	147
Other(a)	536	369
Valuation allowances(b)	(67)	(57)

Deferred income tax assets	717	634

Cable franchise rights and customer relationships, net(c)	(6,698)	(6,481)
Property, plant and equipment	(3,941)	(3,587)
Other	(9)	(53)

Deferred income tax liabilities	(10,648)	(10,121)

Deferred income tax liabilities, net(d)	$(9,931)	$(9,487)

(a)

Other deferred income tax assets includes net operating loss carryforwards of $67 million and $15 million as of December 31, 2011 and 2010, respectively, and tax credit carryforwards of $37 million and $20 million as of December 31, 2011 and 2010, respectively. These net operating loss and tax credit carryforwards expire in varying amounts through 2031.

(b)

The Company has recorded a valuation allowance for deferred income tax assets associated with its equity-method investment in Clearwire Communications, as well as certain state credit carryforwards. The valuation allowance is based upon the Company’s assessment that it is more likely than not that a portion of the deferred income tax asset will not be realized. As of December 31, 2011 and 2010, the gross deferred income tax asset related to the Company’s equity-method investment in Clearwire Communications was $97 million and $88 million, and the net deferred income tax asset was $51 million and $42 million, respectively. The net change in the valuation allowance of $10 million during 2011 relates to certain state tax credit carryforwards. As discussed further in Note 7, in the quarter in which the SpectrumCo transaction closes, the Company expects to record a noncash income tax benefit of approximately $45 million related to an adjustment to the Company’s valuation allowance for deferred income tax assets associated with its equity-method investment in Clearwire Communications.

(c)

Cable franchise rights and customer relationships is comprised of deferred income tax assets (approximately $500 million) where the tax basis exceeds the book basis primarily as a result of the impairment recorded in 2008 that are expected to be realized as the Company receives tax deductions from the amortization, for tax purposes, of the intangible assets offset by deferred income tax liabilities (approximately $7.2 billion) that are associated with intangible assets for which the book basis is greater than the tax basis.

(d)	Deferred income tax liabilities, net, includes current deferred income tax assets of $267 million and $150 million as of December 31, 2011 and 2010, respectively.

Changes in the Company’s deferred income tax liabilities, net, from January 1 through December 31 are presented below (in millions):

	2011	2010
Balance at beginning of year	$(9,487)	$(8,818)
Deferred income tax provision	(638)	(687)
Acquisition of NaviSite	65	—
Recorded directly to TWC shareholders’ equity as a component of:
Additional paid-in capital:
Equity-based compensation	(43)	45
Accumulated other comprehensive loss, net:
Change in unrealized losses on pension benefit obligation	160	(25)
Change in deferred gains (losses) on cash flow hedges	12	(2)

Balance at end of year	$(9,931)	$(9,487)

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

	2011	2010	2009
Balance at beginning of year	$51	$56	$22
Additions for prior year tax positions	3	2	32
Additions for current year tax positions	2	6	3
Reductions for prior year tax positions	(1)	—	—
Lapses in statute of limitations	(5)	(13)	(1)

Balance at end of year	$50	$51	$56

If the Company were to recognize the benefits of these uncertain income tax positions, $33 million, $29 million and $28 million, including interest and penalties and net of the federal and state benefit for income taxes, would have impacted income tax provision in the consolidated statement of operations and the effective tax rate for the years ended December 31, 2011, 2010 and 2009, respectively. These benefit amounts include interest and penalties of $11 million, $11 million and $12 million for the years ended December 31, 2011, 2010 and 2009, respectively, net of the federal and state benefit for income taxes.

The impact of temporary differences and tax attributes are considered when calculating accruals for interest and penalties associated with the reserve for uncertain income tax positions. The amount accrued for interest and penalties, before the federal and state benefit for income taxes, as of December 31, 2011 and 2010 was $16 million and $15 million, respectively. The Company recognizes interest and penalties accrued on uncertain income tax positions as part of the income tax provision. The income tax provision for the years ended December 31, 2011, 2010 and 2009 includes interest and penalties, before the federal and state benefit for income taxes, of $1 million, $2 million and $13 million, respectively.

The Company has determined that it is reasonably possible that its existing reserves related to uncertain income tax positions as of December 31, 2011 will decrease by up to approximately $14 million during the twelve-month period ending December 31, 2012 related to certain industry matters under discussion with the Internal Revenue Service (“IRS”). A favorable resolution of these matters could result in an income tax benefit, including interest and penalties and net of the federal and state benefit for income taxes, of up to approximately $5 million impacting the Company’s income tax provision and effective tax rate. The Company otherwise does not currently anticipate that its reserves related to uncertain income tax positions as of December 31, 2011 will significantly increase or decrease during the twelve-month period ended December 31, 2012; however, various events could cause the Company’s current expectations to change in the future.

In August 2009, the IRS examination of the Company’s income tax returns for the period 2002 to 2004 was settled, with the exception of an immaterial item subject to an ongoing examination. The resolution of these items did not have a material impact on the Company’s consolidated financial position or results of operations. The IRS is currently examining the Company’s 2005 to 2007 income tax returns. The Company does not anticipate that this examination will have a material impact on the Company’s consolidated financial position or results of operations. In addition, the Company is also subject to ongoing examinations of the Company’s tax returns by state and local tax authorities for various periods. Activity related to these state and local examinations did not have a material impact on the Company’s consolidated financial position or results of operations in 2011, nor does the Company anticipate a material impact in the future.

TIME WARNER CABLE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

18.	RELATED PARTY TRANSACTIONS

In the normal course of conducting its business, the Company has various transactions with equity-method investments, Time Warner and affiliates and subsidiaries of Time Warner. Effective March 12, 2009, upon completion of the Separation, Time Warner and its affiliates are no longer related parties. A summary of these transactions for the years ended December 31, 2011, 2010 and 2009 is as follows (in millions):

	Year Ended December 31,
	2011	2010	2009
Revenues	$17	$17	$16

Costs of revenues:
Programming services provided by equity-method investees	$(225)	$(238)	$(231)
Programming services provided by subsidiaries of Time Warner and affiliates	—	—	(168)
Other costs charged by equity-method investees	(25)	(19)	(16)

Total	$(250)	$(257)	$(415)

Selling, general and administrative expenses	$—	$—	$(3)

19.	COMMITMENTS AND CONTINGENCIES

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

TWC has cable franchise agreements containing provisions requiring the construction of cable plant and the provision of services to customers within the franchise areas. In connection with these obligations under existing franchise agreements, TWC obtains surety bonds or letters of credit guaranteeing performance to municipalities and public utilities and payment of insurance premiums. Such surety bonds and letters of credit as of December 31, 2011 and 2010 totaled $335 million and $322 million, respectively. Payments under these arrangements are required only in the event of nonperformance. TWC does not expect that these contingent commitments will result in any amounts being paid in the foreseeable future.

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

The Company’s total rent expense, which primarily includes facility rental expense and pole attachment rental fees, amounted to $202 million in 2011, $212 million in 2010 and $212 million in 2009. The Company has lease obligations under various operating leases including minimum lease obligations for real estate and operating equipment.

The minimum rental commitments under long-term operating leases during the next five years are $127 million in 2012, $119 million in 2013, $112 million in 2014, $103 million in 2015, $95 million in 2016 and $345 million thereafter.

TIME WARNER CABLE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes the Company’s aggregate contractual obligations as of December 31, 2011 under certain programming and content, voice and high-speed data connectivity and other agreements and the estimated timing and effect that such obligations are expected to have on the Company’s liquidity and cash flows in future periods (in millions):

2012	$4,625
2013 - 2014	7,722
2015 - 2016	5,425
Thereafter	7,699

Total	$25,471

Programming purchases represent contracts that the Company has with cable television networks and broadcast stations to provide programming services to its subscribers. The amounts included above represent estimates of the future programming costs for these contract requirements and commitments based on subscriber numbers and tier placement as of December 31, 2011 applied to the per-subscriber rates contained in these contracts. Actual amounts due under such contracts may differ from the amounts above based on the actual subscriber numbers and tier placements. These amounts also include programming rights negotiated directly with content owners for distribution on TWC-owned channels or networks.

Voice connectivity obligations relate to transport, switching and interconnection services, primarily provided by Sprint, that allow for the origination and termination of local and long-distance telephony traffic. These expenses also include related technical support services. In the fourth quarter of 2010, the Company began replacing Sprint as the provider of these services. There is generally no obligation to purchase these services if the Company is not providing voice service. The amounts included above are estimated based on the number of voice subscribers as of December 31, 2011 and the per-subscriber contractual rates contained in the contracts that were in effect as of December 31, 2011 and also reflect the replacement of Sprint between the fourth quarter 2010 and the first quarter of 2014.

High-speed data connectivity obligations are based on the contractual terms for bandwidth circuits that were in use as of December 31, 2011.

Minimum pension funding requirements have not been presented as such amounts have not been determined beyond 2011. The Company was not required to make any cash contributions to the qualified pension plans in 2011; however, the Company made cash contributions of $405 million to the pension plans during 2011 and may make discretionary cash contributions to the pension plans in 2012.

Legal Proceedings

On April 7, 2011, the Company filed a complaint in the U.S. District Court for the Southern District of New York against Viacom International Inc. and several of its subsidiaries (“Viacom”). The complaint asked the court to render a declaratory judgment that certain programming agreements between the Company and Viacom allow the Company to provide video programming services to its customers over its cable systems through devices of the customers’ choosing, including through the Company’s iPad App and Smart TVs. The complaint further asks the court to declare that by providing video programming services to its customers in this fashion, the Company is not infringing Viacom copyrights. The same day, Viacom filed its own complaint against the Company in the same court, alleging copyright and trademark infringement and breach of contract, and asking for a declaratory judgment that the programming agreements between the Company and Viacom do not allow the Company to distribute Viacom programming “via broadband.” The parties entered into a “standstill” agreement, effective June 17, 2011, pursuant to which no further activity would take place in the cases while the parties explored possible settlement of this and other issues between the companies. On October 3, 2011, the Company terminated the “standstill” agreement and filed an answer to Viacom’s complaint as well as a counterclaim alleging that Viacom is in breach of its agreement with the Company concerning Viacom’s CMT (formerly Country Music Television) service. On November 2, 2011, Viacom filed a motion to dismiss the Company’s counterclaim. The Company intends to prosecute its lawsuit, and defend against Viacom’s complaint, vigorously, but is unable to predict the outcome of Viacom’s lawsuit or reasonably estimate a range of possible loss.

The Company is the defendant in In re: Set-Top Cable Television Box Antitrust Litigation, ten purported class actions filed in federal district courts throughout the U.S. These actions are subject to a Multidistrict Litigation (“MDL”) Order transferring the cases for pre-trial purposes to the U.S. District Court for the Southern District of New York. On July 26,

TIME WARNER CABLE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2010, the plaintiffs filed a third amended consolidated class action complaint (the “Third Amended Complaint”), alleging that the Company violated Section 1 of the Sherman Antitrust Act, various state antitrust laws and state unfair/deceptive trade practices statutes by tying the sales of premium cable television services to the leasing of set-top converters boxes. The plaintiffs are seeking, among other things, unspecified treble monetary damages and an injunction to cease such alleged practices. On September 30, 2010, the Company filed a motion to dismiss the Third Amended Complaint, which the court granted on April 8, 2011. On June 17, 2011, plaintiffs appealed this decision to the U.S. Court of Appeals for the Second Circuit. The Company intends to defend against this lawsuit vigorously, but is unable to predict the outcome of this lawsuit or reasonably estimate a range of possible loss.

On November 14, 2008, the plaintiffs in Mark Swinegar, et al. v. Time Warner Cable Inc., filed a second amended complaint in the Los Angeles County Superior Court, as a purported class action, alleging that the Company provided to and charged plaintiffs for equipment that they had not affirmatively requested in violation of the proscription in the Cable Consumer Protection and Competition Act of 1992 (the “Cable Act”) against “negative option billing” and that such violation was an unlawful act or practice under California’s Unfair Competition Law (the “UCL”). Plaintiffs are seeking restitution under the UCL and attorneys’ fees. On February 23, 2009, the court denied the Company’s motion to dismiss the second amended complaint and, on July 29, 2010, the court denied the Company’s motion for summary judgment. On October 7, 2010, the Company filed a petition for a declaratory ruling with the Federal Communications Commission (“FCC”) requesting that the FCC determine whether the Company’s general ordering process complies with the Cable Act’s “negative option billing” restriction. On March 1, 2011, the FCC issued a Declaratory Ruling that informed consent is adequate to satisfy the requirements under the Cable Act. On March 29, 2011, the Los Angeles County Superior Court vacated its prior summary judgment ruling and, on May 12, 2011, the court granted the Company’s motion for summary judgment. On June 13, 2011, plaintiffs filed a motion for reconsideration of the decision, which the court denied on July 28, 2011. On September 26, 2011, plaintiffs filed a notice of appeal to the California Court of Appeal for the Second District. The Company intends to defend against this lawsuit vigorously, but is unable to predict the outcome of this lawsuit or reasonably estimate a range of possible loss.

On September 20, 2007, Brantley, et al. v. NBC Universal, Inc., et al. was filed in the U.S. District Court for the Central District of California against the Company. The complaint, which also named as defendants several other cable and satellite providers (collectively, the “distributor defendants”) as well as programming content providers (collectively, the “programmer defendants”), alleged violations of Sections 1 and 2 of the Sherman Antitrust Act. Among other things, the complaint alleged coordination between and among the programmer defendants to sell and/or license programming on a “bundled” basis to the distributor defendants, who in turn purportedly offer that programming to subscribers in packaged tiers, rather than on a per channel (or “à la carte”) basis. Plaintiffs, who seek to represent a purported nationwide class of cable and satellite subscribers, are seeking, among other things, unspecified treble monetary damages and an injunction to compel the offering of channels to subscribers on an “à la carte” basis. On December 3, 2007, plaintiffs filed an amended complaint in this action that, among other things, dropped the Section 2 claims and all allegations of horizontal coordination. On October 15, 2009, the district court granted with prejudice a motion by the distributor defendants and the programmer defendants to dismiss the plaintiffs’ third amended complaint, terminating the action. On April 19, 2010, plaintiffs appealed this decision to the U.S. Court of Appeals for the Ninth Circuit and, on June 3, 2011, the court reaffirmed the district court’s decision. On July 7, 2011, plaintiffs filed a petition for en banc rehearing and, on October 31, 2011, the U.S. Court of Appeals for the Ninth Circuit withdrew the June 3, 2011 decision and directed that the appellate panel be reconstituted to consider the plaintiffs’ appeal. The Company intends to defend against this lawsuit vigorously, but is unable to predict the outcome of this lawsuit or reasonably estimate a range of possible loss.

On August 7, 2009, the plaintiffs in Jessica Fink and Brett Noia, et al. v. Time Warner Cable Inc., filed an amended complaint in a purported class action in U.S. District Court for the Southern District of New York alleging that the Company uses a throttling technique which intentionally delays and/or blocks a user’s high-speed data service. Plaintiffs are seeking unspecified monetary damages, injunctive relief and attorneys’ fees. On September 6, 2011, the district court partially granted the Company’s motion for summary judgment and/or for partial judgment on the pleadings, but denied the motion as to two claims under the Computer Fraud and Abuse Act of 1986 (“CFAA”) and one common law fraud claim. On October 28, 2011, the district court granted the Company’s motion for reconsideration of the court’s denial of the Company’s motion as to the two CFAA claims, dismissing the CFAA claims with prejudice. On September 30, 2011, plaintiffs filed a second amended complaint and, on December 23, 2011, the district court granted with prejudice the Company’s motion to dismiss

TIME WARNER CABLE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

the plaintiffs’ second amended complaint, terminating the action. On January 23, 2012, the plaintiffs appealed this decision to the U.S. Court of Appeals for the Second Circuit. The Company intends to defend against this lawsuit vigorously, but is unable to predict the outcome of this lawsuit or reasonably estimate a range of possible loss.

On January 27, 2011, the plaintiffs in Calzada, et al. v. Time Warner Cable LLC, filed a purported class action in the Los Angeles County Superior Court alleging that the Company recorded phone calls with plaintiffs without notice in violation of provisions of the California Penal Code and the California Unfair Business Practices Act. The plaintiffs are seeking, among other things, unspecified treble monetary damages, injunctive relief, restitution and attorneys’ fees. On April 4, 2011, the plaintiff filed an amended complaint in this action that, among other things, omitted the unfair business practices claim and removed two of the three named plaintiffs. The parties reached a settlement to resolve this action on terms that are not material to the Company and submitted their agreement to the court on January 5, 2012. Absent the issuance of a final court approval of the settlement, the Company intends to defend against this lawsuit vigorously, but is unable to predict the outcome of this lawsuit or reasonably estimate a range of possible loss.

Certain Patent Litigation

On December 19, 2011, Sprint filed a complaint in the U.S. District Court for the District of Kansas alleging that the Company infringes 12 patents purportedly relating to Voice over Internet Protocol (“VoIP”) services. Sprint is seeking unspecified monetary damages as well as injunctive relief. The Company intends to defend against this lawsuit vigorously, but is unable to predict the outcome of this lawsuit or reasonably estimate a range of possible loss.

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

On June 1, 2006, Rembrandt Technologies, LP (“Rembrandt”) filed a complaint in the U.S. District Court for the Eastern District of Texas alleging that the Company and a number of other cable operators infringed several patents purportedly related to a variety of technologies, including high-speed data and IP-based telephony services. In addition, on September 13, 2006, Rembrandt filed a complaint in the U.S. District Court for the Eastern District of Texas alleging that the Company infringed several patents purportedly related to “high-speed cable modem internet products and services.” On June 18, 2007, these cases, along with other lawsuits filed by Rembrandt, were made subject to an MDL Order transferring the case for pretrial proceedings to the U.S. District Court for the District of Delaware. In November 2008, the district court issued its claims construction orders. In response to these orders, the plaintiff dismissed its claims relating to the alleged infringement of eight patents purportedly relating to high-speed data and IP-based telephony services. On September 7, 2011, the district court granted summary judgment on Rembrandt’s one remaining claim and, on September 28, 2011, Rembrandt appealed the decision to the U.S. Court of Appeals for the Federal Circuit. The Company intends to defend against the lawsuit vigorously, but is unable to predict the outcome of this lawsuit or reasonably estimate a range of possible loss.

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

TIME WARNER CABLE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

party for certain third-party intellectual property infringement claims, which could increase the Company’s damages and its costs of defending against such claims. Even if the claims are without merit, defending against the claims can be time consuming and costly.

As part of the TWE Restructuring, Time Warner agreed to indemnify the Company from and against any and all liabilities relating to, arising out of or resulting from specified litigation matters brought against the TWE non-cable businesses. Although Time Warner has agreed to indemnify the Company against such liabilities, TWE remains a named party in certain litigation matters.

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

20.	ADDITIONAL FINANCIAL INFORMATION

Other Current Assets

Other current assets as of December 31, 2011 and 2010 consisted of (in millions):

	December 31,
	2011	2010
Prepaid income taxes	$15	$287
Other prepaid expenses	139	115
Other current assets	33	23

Total other current assets	$187	$425

Other Current Liabilities

Other current liabilities as of December 31, 2011 and 2010 consisted of (in millions):

	December 31,
	2011	2010
Accrued interest	$585	$507
Accrued compensation and benefits	360	357
Accrued franchise fees	164	166
Accrued insurance	158	152
Accrued sales and other taxes	84	92
Accrued rent	38	50
Accrued share repurchases	18	43
Other accrued expenses	320	262

Total other current liabilities	$1,727	$1,629

Revenues

Revenues for the years ended December 31, 2011, 2010 and 2009 consisted of (in millions):

	Year Ended December 31,
	2011	2010	2009
Residential services	$17,093	$16,651	$16,028
Business services	1,469	1,107	916
Advertising	880	881	702
Other	233	229	222

Total revenues	$19,675	$18,868	$17,868

TIME WARNER CABLE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Interest Expense, Net

Interest expense, net, for the years ended December 31, 2011, 2010 and 2009 consisted of (in millions):

	Year Ended December 31,
	2011	2010	2009
Interest expense	$(1,524)	$(1,397)	$(1,324)
Interest income	6	3	5

Interest expense, net	$(1,518)	$(1,394)	$(1,319)

Other Expense, Net

Other expense, net, for the years ended December 31, 2011, 2010 and 2009 consisted of (in millions):

	Year Ended December 31,
	2011	2010	2009
Loss from equity investments, net	$(88)	$(110)	$(49)
Gain (loss) on equity award reimbursement obligation to Time Warner	(5)	5	(21)
Direct transaction costs related to the Separation	—	—	(28)
Other	4	6	12

Other expense, net	$(89)	$(99)	$(86)

Supplemental Cash Flow Information

Additional financial information with respect to cash (payments) and receipts for the years ended December 31, 2011, 2010 and 2009 is as follows (in millions):

	2011	2010	2009
Cash paid for interest	$(1,595)	$(1,458)	$(1,234)
Interest income received(a)	161	99	13

Cash paid for interest, net	$(1,434)	$(1,359)	$(1,221)

Cash paid for income taxes	$(111)	$(481)	$(90)
Cash refunds of income taxes	273	93	53

Cash (paid for) refunds of income taxes, net	$162	$(388)	$(37)

(a)	Interest income received includes amounts received under interest rate swap contracts.

The consolidated statement of cash flows for the year ended December 31, 2011 does not reflect $18 million of common stock repurchases that were included in other current liabilities as of December 31, 2011 for which payment was made in January 2012.

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

TIME WARNER CABLE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

TIME WARNER CABLE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company’s condensed consolidating financial information is as follows (in millions):

Consolidating Balance Sheet as of December 31, 2011

	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	TWC Consolidated
ASSETS
Current assets:
Cash and equivalents	$4,372	$398	$407	$—	$5,177
Receivables, net	51	97	619	—	767
Receivables from affiliated parties	39	34	45	(118)	—
Deferred income tax assets	267	145	163	(308)	267
Other current assets	42	50	95	—	187

Total current assets	4,771	724	1,329	(426)	6,398
Investments in and amounts due from consolidated subsidiaries	44,315	25,753	13,417	(83,485)	—
Investments	19	—	755	—	774
Property, plant and equipment, net	34	3,773	10,098	—	13,905
Intangible assets subject to amortization, net	—	31	197	—	228
Intangible assets not subject to amortization	—	6,216	18,056	—	24,272
Goodwill	4	3	2,240	—	2,247
Other assets	384	16	52	—	452

Total assets	$49,527	$36,516	$46,144	$(83,911)	$48,276

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$1	$214	$330	$—	$545
Deferred revenue and subscriber-related liabilities	—	65	104	—	169
Payables to affiliated parties	32	45	41	(118)	—
Accrued programming expense	—	783	24	—	807
Current maturities of long-term debt	1,510	608	4	—	2,122
Other current liabilities	603	518	606	—	1,727

Total current liabilities	2,146	2,233	1,109	(118)	5,370
Long-term debt	22,234	2,077	9	—	24,320
Mandatorily redeemable preferred equity	—	1,928	300	(1,928)	300
Deferred income tax liabilities, net	10,195	5,528	5,410	(10,935)	10,198
Long-term payables to affiliated parties	7,249	972	8,702	(16,923)	—
Other liabilities	173	132	246	—	551
TWC shareholders’ equity:
Due to (from) TWC and subsidiaries	—	7	(1,768)	1,761	—
Other TWC shareholders’ equity	7,530	18,934	32,129	(51,063)	7,530

Total TWC shareholders’ equity	7,530	18,941	30,361	(49,302)	7,530
Noncontrolling interests	—	4,705	7	(4,705)	7

Total equity	7,530	23,646	30,368	(54,007)	7,537

Total liabilities and equity	$49,527	$36,516	$46,144	$(83,911)	$48,276

TIME WARNER CABLE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Consolidating Balance Sheet as of December 31, 2010

	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	TWC Consolidated
ASSETS
Current assets:
Cash and equivalents	$2,980	$67	$—	$—	$3,047
Receivables, net	44	179	495	—	718
Receivables from affiliated parties	31	25	43	(99)	—
Deferred income tax assets	150	93	78	(171)	150
Other current assets	303	47	75	—	425

Total current assets	3,508	411	691	(270)	4,340
Investments in and amounts due from consolidated subsidiaries	41,628	23,033	11,613	(76,274)	—
Investments	18	6	842	—	866
Property, plant and equipment, net	51	3,800	10,022	—	13,873
Intangible assets subject to amortization, net	—	10	122	—	132
Intangible assets not subject to amortization	—	6,216	17,875	—	24,091
Goodwill	4	3	2,084	—	2,091
Other assets	381	20	28	—	429

Total assets	$45,590	$33,499	$43,277	$(76,544)	$45,822

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$—	$222	$307	$—	$529
Deferred revenue and subscriber-related liabilities	—	65	98	—	163
Payables to affiliated parties	25	43	31	(99)	—
Accrued programming expense	—	727	38	—	765
Other current liabilities	555	512	562	—	1,629

Total current liabilities	580	1,569	1,036	(99)	3,086
Long-term debt	20,418	2,703	—	—	23,121
Mandatorily redeemable preferred equity	—	1,928	300	(1,928)	300
Deferred income tax liabilities, net	9,634	4,944	4,840	(9,781)	9,637
Long-term payables to affiliated parties	5,630	691	8,704	(15,025)	—
Other liabilities	118	119	224	—	461
TWC shareholders’ equity:
Due to (from) TWC and subsidiaries	—	7	(1,568)	1,561	—
Other TWC shareholders’ equity	9,210	17,517	29,741	(47,258)	9,210

Total TWC shareholders’ equity	9,210	17,524	28,173	(45,697)	9,210
Noncontrolling interests	—	4,021	—	(4,014)	7

Total equity	9,210	21,545	28,173	(49,711)	9,217

Total liabilities and equity	$45,590	$33,499	$43,277	$(76,544)	$45,822

TIME WARNER CABLE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Consolidating Statement of Operations for the Year Ended of December 31, 2011

	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	TWC Consolidated
Revenues	$—	$2,862	$16,893	$(80)	$19,675
Costs and expenses:
Costs of revenues	—	1,575	7,643	(80)	9,138
Selling, general and administrative	—	211	3,100	—	3,311
Depreciation	—	766	2,228	—	2,994
Amortization	—	2	31	—	33
Intercompany royalties	—	(333)	333	—	—
Merger-related and restructuring costs	9	26	35	—	70
Asset impairments	—	—	60	—	60

Total costs and expenses	9	2,247	13,430	(80)	15,606

Operating Income (Loss)	(9)	615	3,463	—	4,069
Equity in pretax income of consolidated subsidiaries	2,789	2,073	114	(4,976)	—
Interest expense, net	(324)	(499)	(695)	—	(1,518)
Other income (expense), net	3	(2)	(90)	—	(89)

Income before income taxes	2,459	2,187	2,792	(4,976)	2,462
Income tax provision	(794)	(777)	(737)	1,513	(795)

Net income	1,665	1,410	2,055	(3,463)	1,667
Less: Net income attributable to noncontrolling interests	—	(36)	(2)	36	(2)

Net income attributable to TWC shareholders	$1,665	$1,374	$2,053	$(3,427)	$1,665

TIME WARNER CABLE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Consolidating Statement of Operations for the Year Ended of December 31, 2010

	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	TWC Consolidated
Revenues	$—	$3,001	$15,867	$—	$18,868
Costs and expenses:
Costs of revenues	—	1,691	7,182	—	8,873
Selling, general and administrative	—	190	2,935	—	3,125
Depreciation	—	753	2,208	—	2,961
Amortization	—	—	168	—	168
Intercompany royalties	—	(346)	346	—	—
Merger-related and restructuring costs	—	30	22	—	52

Total costs and expenses	—	2,318	12,861	—	15,179

Operating Income	—	683	3,006	—	3,689
Equity in pretax income of consolidated subsidiaries	2,532	1,778	202	(4,512)	—
Interest expense, net	(343)	(478)	(573)	—	(1,394)
Other income (expense), net	—	4	(103)	—	(99)

Income before income taxes	2,189	1,987	2,532	(4,512)	2,196
Income tax provision	(881)	(778)	(716)	1,492	(883)

Net income	1,308	1,209	1,816	(3,020)	1,313
Less: Net income attributable to noncontrolling interests	—	(93)	—	88	(5)

Net income attributable to TWC shareholders	$1,308	$1,116	$1,816	$(2,932)	$1,308

TIME WARNER CABLE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Consolidating Statement of Operations for the Year Ended of December 31, 2009

	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	TWC Consolidated
Revenues	$—	$3,860	$14,212	$(204)	$17,868
Costs and expenses:
Costs of revenues	—	2,091	6,568	(204)	8,455
Selling, general and administrative	—	418	2,512	—	2,930
Depreciation	1	742	2,093	—	2,836
Amortization	—	1	248	—	249
Merger-related and restructuring costs	—	34	47	—	81

Total costs and expenses	1	3,286	11,468	(204)	14,551

Operating Income (Loss)	(1)	574	2,744	—	3,317
Equity in pretax income of consolidated subsidiaries	2,729	1,892	53	(4,674)	—
Interest expense, net	(822)	(476)	(21)	—	(1,319)
Other expense, net	(31)	(8)	(47)	—	(86)

Income before income taxes	1,875	1,982	2,729	(4,674)	1,912
Income tax provision	(805)	(789)	(774)	1,548	(820)

Net income	1,070	1,193	1,955	(3,126)	1,092
Less: Net income attributable to noncontrolling interests	—	(42)	—	20	(22)

Net income attributable to TWC shareholders	$1,070	$1,151	$1,955	$(3,106)	$1,070

TIME WARNER CABLE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Consolidating Statement of Cash Flows for the Year Ended December 31, 2011

	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	TWC Consolidated
Cash provided (used) by operating activities	$(202)	$997	$4,907	$(14)	$5,688

INVESTING ACTIVITIES
Acquisitions and investments, net of cash acquired and distributions received	(270)	(1,576)	(684)	1,900	(630)
Capital expenditures	(1)	(743)	(2,193)	—	(2,937)
Other investing activities	19	6	12	—	37

Cash used by investing activities	(252)	(2,313)	(2,865)	1,900	(3,530)

FINANCING ACTIVITIES
Short-term borrowings (repayments), net	1,619	281	—	(1,900)	—
Borrowings	3,227	—	—	—	3,227
Repayments	—	—	(44)	—	(44)
Debt issuance costs	(25)	—	—	—	(25)
Proceeds from exercise of stock options	114	—	—	—	114
Taxes paid in lieu of shares issued for equity-based compensation	—	(25)	(4)	—	(29)
Excess tax benefit from equity-based compensation	20	—	28	—	48
Dividends paid	(642)	—	—	—	(642)
Repurchases of common stock	(2,657)	—	—	—	(2,657)
Net change in investments in and amounts due to and from consolidated subsidiaries	204	1,391	(1,609)	14	—
Other financing activities	(14)	—	(6)	—	(20)

Cash provided (used) by financing activities	1,846	1,647	(1,635)	(1,886)	(28)

Increase in cash and equivalents	1,392	331	407	—	2,130
Cash and equivalents at beginning of year	2,980	67	—	—	3,047

Cash and equivalents at end of year	$4,372	$398	$407	$—	$5,177

TIME WARNER CABLE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Consolidating Statement of Cash Flows for the Year Ended December 31, 2010

	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	TWC Consolidated
Cash provided (used) by operating activities	$(480)	$892	$4,794	$12	$5,218

INVESTING ACTIVITIES
Acquisitions and investments, net of cash acquired and distributions received	35	(992)	(164)	1,169	48
Capital expenditures	(35)	(617)	(2,278)	—	(2,930)
Other investing activities	—	1	9	—	10

Cash used by investing activities	—	(1,608)	(2,433)	1,169	(2,872)

FINANCING ACTIVITIES
Short-term borrowings (repayments), net	(271)	179	—	(1,169)	(1,261)
Borrowings	1,872	—	—	—	1,872
Repayments	—	(8)	—	—	(8)
Debt issuance costs	(25)	—	—	—	(25)
Proceeds from exercise of stock options	122	—	—	—	122
Taxes paid in lieu of shares issued for equity-based compensation	(9)	—	—	—	(9)
Excess tax benefit from equity-based compensation	—	15	4	—	19
Dividends paid	(576)	—	—	—	(576)
Repurchases of common stock	(472)	—	—	—	(472)
Net change in investments in and amounts due to and from consolidated subsidiaries	1,778	597	(2,365)	(10)	—
Other financing activities	(7)	—	—	(2)	(9)

Cash provided (used) by financing activities	2,412	783	(2,361)	(1,181)	(347)

Increase in cash and equivalents	1,932	67	—	—	1,999
Cash and equivalents at beginning of year	1,048	—	—	—	1,048

Cash and equivalents at end of year	$2,980	$67	$—	$—	$3,047

TIME WARNER CABLE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Consolidating Statement of Cash Flows for the Year Ended December 31, 2009

	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	TWC Consolidated
Cash provided by operating activities	$238	$625	$3,923	$393	$5,179

INVESTING ACTIVITIES
Acquisitions and investments, net of cash acquired and distributions received	64	(4,527)	(94)	4,469	(88)
Capital expenditures	(11)	(1,016)	(2,204)	—	(3,231)
Other investing activities	—	6	6	—	12

Cash provided (used) by investing activities	53	(5,537)	(2,292)	4,469	(3,307)

FINANCING ACTIVITIES
Short-term borrowings (repayments), net	642	(62)	—	681	1,261
Borrowings	12,037	—	—	—	12,037
Repayments	(8,677)	—	—	—	(8,677)
Debt issuance costs	(34)	—	—	—	(34)
Proceeds from exercise of stock options	4	—	—	—	4
Payment of special cash dividend	(10,856)	—	—	—	(10,856)
Net change in investments in and amounts due to and from consolidated subsidiaries	2,246	(226)	(1,631)	(389)	—
Other financing activities	—	(4)	—	(4)	(8)

Cash used by financing activities	(4,638)	(292)	(1,631)	288	(6,273)

Decrease in cash and equivalents	(4,347)	(5,204)	—	5,150	(4,401)
Cash and equivalents at beginning of year	5,395	5,204	—	(5,150)	5,449

Cash and equivalents at end of year	$1,048	$—	$—	$—	$1,048

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

Management conducted an evaluation of the effectiveness of the Company’s system of internal control over financial reporting as of December 31, 2011 based on the framework set forth in “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its evaluation, management concluded that, as of December 31, 2011, the Company’s internal control over financial reporting is effective based on the specified criteria.

The Company’s internal control over financial reporting as of December 31, 2011 has been audited by the Company’s independent auditor, Ernst & Young LLP, a registered public accounting firm, as stated in their report at page 126 herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and

Shareholders of Time Warner Cable Inc.

We have audited the accompanying consolidated balance sheets of Time Warner Cable Inc. (the “Company”) as of December 31, 2011 and 2010, and the related consolidated statements of operations, cash flows, equity and comprehensive income for each of the three years in the period ended December 31, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Time Warner Cable Inc. at December 31, 2011 and 2010, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Time Warner Cable Inc.’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 17, 2012 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

New York, New York

February 17, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and

Shareholders of Time Warner Cable Inc.

We have audited Time Warner Cable Inc.’s (the “Company”) internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). The Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Time Warner Cable Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Time Warner Cable Inc. as of December 31, 2011 and 2010, and the related consolidated statements of operations, cash flows, equity and comprehensive income for each of the three years in the period ended December 31, 2011 of Time Warner Cable Inc. and our report dated February 17, 2012 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

New York, New York

February 17, 2012

TIME WARNER CABLE INC.

SELECTED FINANCIAL INFORMATION

The selected financial information set forth below as of December 31, 2011 and 2010 and for the years ended December 31, 2011, 2010 and 2009 has been derived from and should be read in conjunction with the audited consolidated financial statements and other financial information presented elsewhere herein. The selected financial information set forth below as of December 31, 2009, 2008 and 2007 and for the years ended December 31, 2008 and 2007 has been derived from audited consolidated financial statements not included herein. Capitalized terms are as defined and described in the consolidated financial statements or elsewhere herein.

	Year Ended December 31,
	2011	2010	2009	2008	2007
	(in millions, except per share data)
Selected Operating Statement Information:
Revenues	$19,675	$18,868	$17,868	$17,200	$15,955
Costs and expenses(a)	15,606	15,179	14,551	28,982	13,189

Operating Income (Loss)(a)	4,069	3,689	3,317	(11,782)	2,766
Interest expense, net	(1,518)	(1,394)	(1,319)	(923)	(894)
Other income (expense), net(b)	(89)	(99)	(86)	(367)	156

Income (loss) before income taxes	2,462	2,196	1,912	(13,072)	2,028
Income tax benefit (provision)(c)	(795)	(883)	(820)	5,109	(806)

Net income (loss)	1,667	1,313	1,092	(7,963)	1,222
Less: Net (income) loss attributable to noncontrolling interests	(2)	(5)	(22)	619	(99)

Net income (loss) attributable to TWC shareholders	$1,665	$1,308	$1,070	$(7,344)	$1,123

Net income (loss) per common share attributable to TWC common shareholders:
Basic	$5.02	$3.67	$3.07	$(22.55)	$3.45

Diluted	$4.97	$3.64	$3.05	$(22.55)	$3.45

Average common shares outstanding:
Basic	329.7	354.2	349.0	325.7	325.6

Diluted	335.3	359.5	350.9	325.7	325.7

Cash dividends declared per share	$1.92	$1.60	$—	$—	$—

Special cash dividend declared and paid per share	$—	$—	$30.81	$—	$—

	December 31,
	2011	2010	2009	2008	2007
	(in millions)
Selected Balance Sheet Information:
Cash and equivalents	$5,177	$3,047	$1,048	$5,449	$232
Total assets	48,276	45,822	43,694	47,889	56,600
Total debt(d)	26,442	23,121	22,331	17,728	13,577

(a)

Total costs and expenses and Operating Income (Loss) include merger-related and restructuring costs of $70 million in 2011, $52 million in 2010, $81 million in 2009, $15 million in 2008 and $23 million in 2007. Total costs and expenses and Operating Income (Loss) in 2011 includes a $60 million impairment charge on wireless assets that will no longer be utilized. Total costs and expenses and Operating Income (Loss) in 2008 includes a $14.822 billion impairment charge on cable franchise rights and a $58 million loss on the sale of cable systems.

(b)

Other income (expense), net, includes income (losses) from equity-method investments of $(88) million in 2011, $(110) million in 2010, $(49) million in 2009, $16 million in 2008 and $11 million in 2007 and gains (losses) related to the change in the fair value of the Time Warner equity award reimbursement obligation of $(5) million in 2011, $5 million in 2010 and $(21) million in 2009. Other income (expense), net, in 2009 includes $28 million of direct transaction costs (e.g., legal and professional fees) related to the Separation and a $12 million gain due to a post-closing adjustment related to the 2007 dissolution of Texas and Kansas City Cable Partners, L.P. (“TKCCP”). Other income (expense), net, in 2008 includes $17 million of direct transaction costs related to the Separation and a $367 million impairment charge on the Company’s equity-method investment in Clearwire Communications. Other income (expense), net, in 2007 includes a gain of $146 million as a result of the distribution of the assets of TKCCP.

TIME WARNER CABLE INC.

SELECTED FINANCIAL INFORMATION—(Continued)

(c)

During the fourth quarter of 2011, TWC completed its income tax returns for the 2010 taxable year, its first full-year income tax returns subsequent to the Separation from Time Warner, reflecting the income tax positions and state income tax apportionments of TWC as a standalone taxpayer. Based on these returns, the Company concluded that an approximate 65 basis point change in the estimate of the effective tax rate applied to calculate its net deferred income tax liability was required. As a result, TWC recorded a noncash income tax benefit of $178 million during the fourth quarter of 2011.

(d)	Amounts include $2.122 billion and $1 million of debt due within one year as of December 31, 2011 and 2008, respectively.

TIME WARNER CABLE INC.

QUARTERLY FINANCIAL INFORMATION

(Unaudited)

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
	(in millions, except per share data)
2011
Revenues	$4,827	$4,944	$4,911	$4,993
Operating Income	975	1,063	1,002	1,029
Net income	326	421	356	564
Net income attributable to TWC shareholders	325	420	356	564
Net income per common share attributable to TWC common shareholders:
Basic(a)	0.94	1.25	1.09	1.76
Diluted(a)	0.93	1.24	1.08	1.75
Common stock—high	72.48	78.46	79.99	71.84
Common stock—low	64.91	71.75	60.85	57.41
Cash dividends declared per share	0.48	0.48	0.48	0.48

2010
Revenues	$4,599	$4,734	$4,734	$4,801
Operating Income	850	918	927	994
Net income	215	342	363	393
Net income attributable to TWC shareholders	214	342	360	392
Net income per common share attributable to TWC common shareholders:
Basic(a)	0.60	0.96	1.00	1.10
Diluted(a)	0.60	0.95	1.00	1.09
Common stock—high	53.45	57.37	59.07	66.11
Common stock—low	41.33	48.93	50.96	54.66
Cash dividends declared per share	0.40	0.40	0.40	0.40

(a)

Per common share amounts for the quarters and full years have each been calculated separately. Accordingly, quarterly amounts may not sum to the annual amounts because of differences in the weighted-average common shares outstanding during each period.

EXHIBIT INDEX

Pursuant to Item 601 of Regulation S-K

Exhibit Number	Description

2	Agreement and Plan of Merger, dated as of August 15, 2011, by and among Time Warner Cable Inc. (“TWC” or the “Company”), Derby Merger Sub Inc., Insight Communications Company, Inc. and Carlyle CIM Agent, L.L.C. (incorporated herein by reference to Exhibit 2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011 and filed with the Securities and Exchange Commission (the “SEC”) on October 27, 2011 (the “TWC September 30, 2011 Form 10-Q”)).
3.1	Second Amended and Restated Certificate of Incorporation of TWC, as filed with the Secretary of State of the State of Delaware on March 12, 2009 (incorporated herein by reference to Exhibit 3.1 to Amendment No. 1 to TWC’s Registration Statement on Form 8-A filed with the SEC on March 12, 2009 (the “TWC March 2009 Form 8-A”)).
3.2	Amendment to Second Amended and Restated Certificate of Incorporation of the Company, as filed with the Secretary of State of the State of Delaware on March 12, 2009 (incorporated herein by reference to Exhibit 3.2 to the TWC March 2009 Form 8-A).
3.3	By-laws of the Company, as amended through May 19, 2011 (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated May 19, 2011 and filed with the SEC on May 25, 2011 (the “TWC May 19, 2011 Form 8-K”)).
4.1	Indenture, dated as of April 30, 1992, as amended by the First Supplemental Indenture, dated as of June 30, 1992, among Time Warner Entertainment Company, L.P. (“TWE”), Time Warner Companies, Inc. (“TWCI”), certain of TWCI’s subsidiaries that are parties thereto and The Bank of New York, as Trustee (incorporated herein by reference to Exhibits 10(g) and 10(h) to TWCI’s Current Report on Form 8-K dated June 26, 1992 and filed with the SEC on July 15, 1992 (File No. 1-8637)).
4.2	Second Supplemental Indenture, dated as of December 9, 1992, among TWE, TWCI, certain of TWCI’s subsidiaries that are parties thereto and The Bank of New York, as Trustee (incorporated herein by reference to Exhibit 4.2 to Amendment No. 1 to TWE’s Registration Statement on Form S-4 dated and filed with the SEC on October 25, 1993 (Registration No. 33-67688) (the “TWE October 25, 1993 Registration Statement”)).
4.3	Third Supplemental Indenture, dated as of October 12, 1993, among TWE, TWCI, certain of TWCI’s subsidiaries that are parties thereto and The Bank of New York, as Trustee (incorporated herein by reference to Exhibit 4.3 to the TWE October 25, 1993 Registration Statement).
4.4	Fourth Supplemental Indenture, dated as of March 29, 1994, among TWE, TWCI, certain of TWCI’s subsidiaries that are parties thereto and The Bank of New York, as Trustee (incorporated herein by reference to Exhibit 4.4 to TWE’s Annual Report on Form 10-K for the year ended December 31, 1993 and filed with the SEC on March 30, 1994 (File No. 1-12878)).
4.5	Fifth Supplemental Indenture, dated as of December 28, 1994, among TWE, TWCI, certain of TWCI’s subsidiaries that are parties thereto and The Bank of New York, as Trustee (incorporated herein by reference to Exhibit 4.5 to TWE’s Annual Report on Form 10-K for the year ended December 31, 1994 and filed with the SEC on March 30, 1995 (File No. 1-12878)).
4.6	Sixth Supplemental Indenture, dated as of September 29, 1997, among TWE, TWCI, certain of TWCI’s subsidiaries that are parties thereto and The Bank of New York, as Trustee (incorporated herein by reference to Exhibit 4.7 to Historic TW Inc.’s (“Historic TW”) Annual Report on Form 10-K for the year ended December 31, 1997 and filed with the SEC on March 25, 1998 (File No. 1-12259) (the “Time Warner 1997 Form 10-K”)).
4.7	Seventh Supplemental Indenture, dated as of December 29, 1997, among TWE, TWCI, certain of TWCI’s subsidiaries that are parties thereto and The Bank of New York, as Trustee (incorporated herein by reference to Exhibit 4.8 to the Time Warner 1997 Form 10-K).
4.8	Eighth Supplemental Indenture, dated as of December 9, 2003, among Historic TW, TWE, Warner Communications Inc. (“WCI”), American Television and Communications Corporation (“ATC”), the Company and The Bank of New York, as Trustee (incorporated herein by reference to Exhibit 4.10 to Time Warner Inc.’s (“Time Warner”) Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 1-15062)).
4.9	Ninth Supplemental Indenture, dated as of November 1, 2004, among Historic TW, TWE, Time Warner NY Cable Inc., WCI, ATC, the Company and The Bank of New York, as Trustee (incorporated herein by reference to Exhibit 4.1 to Time Warner’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 (File No. 1-15062)).

Exhibit Number	Description
4.10	Tenth Supplemental Indenture, dated as of October 18, 2006, among Historic TW, TWE, TW NY Cable Holding Inc. (“TW NY”), Time Warner NY Cable LLC (“TW NY Cable”), the Company, WCI, ATC and The Bank of New York, as Trustee (incorporated herein by reference to Exhibit 4.1 to Time Warner’s Current Report on Form 8-K dated and filed with the SEC on October 18, 2006 (File No. 1-15062)).
4.11	Eleventh Supplemental Indenture, dated as of November 2, 2006, among TWE, TW NY, the Company and The Bank of New York, as Trustee (incorporated herein by reference to Exhibit 99.1 to Time Warner’s Current Report on Form 8-K dated and filed with the SEC on November 2, 2006 (File No. 1-15062)).
4.12	$4.0 Billion Three-Year Revolving Credit Agreement, dated as of November 3, 2010, among the Company, as Borrower, the Lenders from time to time party thereto, Bank of America, N.A., as Administrative Agent, BNP Paribas, Citibank, N.A., Deutsche Bank Securities Inc. and Wells Fargo Bank, National Association, as Co-Syndication Agents, and Barclays Bank PLC, JPMorgan Chase Bank, N.A., Mizuho Corporate Bank, LTD., The Bank of Tokyo-Mitsubishi UFJ, LTD. and The Royal Bank of Scotland plc, as Co-Documentation Agents, with associated Guarantees (incorporated herein by reference to Exhibit 4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010).
4.13	Amended and Restated Limited Liability Company Agreement of TW NY Cable, dated as of July 28, 2006 (incorporated herein by reference to Exhibit 4.14 to the Company’s Current Report on Form 8-K dated and filed with the SEC on February 13, 2007 (the “TWC February 13, 2007 Form 8-K”)).
4.14	Indenture, dated as of April 9, 2007, among the Company, TW NY, TWE and The Bank of New York, as trustee (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated April 4, 2007 and filed with the SEC on April 9, 2007 (the “TWC April 4, 2007 Form 8-K”)).
4.15	First Supplemental Indenture, dated as of April 9, 2007 (the “First Supplemental Indenture”), among the Company, TW NY, TWE and The Bank of New York, as trustee (incorporated herein by reference to Exhibit 4.2 to the TWC April 4, 2007 Form 8-K).
4.16	Form of 5.40% Exchange Notes due 2012 (included as Exhibit A to the First Supplemental Indenture incorporated herein by reference to Exhibit 4.2 to the TWC April 4, 2007 Form 8-K).
4.17	Form of 5.85% Exchange Notes due 2017 (included as Exhibit B to the First Supplemental Indenture incorporated herein by reference to Exhibit 4.2 to the TWC April 4, 2007 Form 8-K).
4.18	Form of 6.55% Exchange Debentures due 2037 (included as Exhibit C to the First Supplemental Indenture incorporated herein by reference to Exhibit 4.2 to the TWC April 4, 2007 Form 8-K).
4.19	Form of 6.20% Notes due 2013 (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated June 16, 2008 and filed with the SEC on June 19, 2008 (the “TWC June 16, 2008 Form 8-K”)).
4.20	Form of 6.75% Notes due 2018 (incorporated herein by reference to Exhibit 4.2 to the TWC June 16, 2008 Form 8-K).
4.21	Form of 7.30% Debentures due 2038 (incorporated herein by reference to Exhibit 4.3 to the TWC June 16, 2008 Form 8-K).
4.22	Form of 8.25% Notes due 2014 (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated November 13, 2008 and filed with the SEC on November 18, 2008 (the “TWC November 13, 2008 Form 8-K”)).
4.23	Form of 8.75% Notes due 2019 (incorporated herein by reference to Exhibit 4.2 to the TWC November 13, 2008 Form 8-K).
4.24	Form of 7.50% Notes due 2014 (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated March 23, 2009 and filed with the SEC on March 26, 2009 (the “TWC March 23, 2009 Form 8-K”)).
4.25	Form of 8.25% Notes due 2019 (incorporated herein by reference to Exhibit 4.2 to the TWC March 23, 2009 Form 8-K).
4.26	Form of 6.75% Debentures due 2039 (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated June 24, 2009 and filed with the SEC on June 29, 2009 (the “TWC June 24, 2009 Form 8-K”)).
4.27	Form of 3.5% Notes due 2015 (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated December 8, 2009 and filed with the SEC on December 11, 2009 (the “TWC December 8, 2009 Form 8-K”)).

Exhibit Number	Description
4.28	Form of 5.0% Notes due 2020 (incorporated herein by reference to Exhibit 4.2 to the TWC December 8, 2009 Form 8-K).
4.29	Form of 4.125% Notes due 2021 (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated November 9, 2010 and filed with the SEC on November 15, 2010 (the “TWC November 9, 2010 Form 8-K”)).
4.30	Form of 5.875% Debentures due 2040 (incorporated herein by reference to Exhibit 4.2 to the TWC November 9, 2010 Form 8-K).
4.31	Form of 5.75% Note due 2031 (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated and filed with the SEC on May 26, 2011).
4.32	Form of 4% Note due 2021 (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated September 7, 2011 and filed with the SEC on September 12, 2011 (the “TWC September 7, 2011 Form 8-K”)).
4.33	Form of 5.5% Debenture due 2041 (incorporated herein by reference to Exhibit 4.2 to the TWC September 7, 2011 Form 8-K).
10.1	Amended and Restated Agreement of Limited Partnership of TWE, dated as of March 31, 2003, by and among the Company, TWE Holdings I Trust (“Comcast Trust I”), ATC, Comcast Corporation and Time Warner (the “TWE Limited Partnership Agreement”) (incorporated herein by reference to Exhibit 3.3 to Time Warner’s Current Report on Form 8-K dated March 28, 2003 and filed with the SEC on April 14, 2003 (File No. 1-15062) (the “Time Warner March 28, 2003 Form 8-K”)).
10.2	First Amendment, dated as of December 31, 2009, to the TWE Limited Partnership Agreement, between Time Warner Cable LLC, TW NY Cable, and TWE GP Holdings LLC (incorporated herein by reference to Exhibit 10.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 (the “TWC 2009 Form 10-K”)).
10.3	Contribution Agreement, dated as of September 9, 1994, among TWE, Advance Publications, Inc. (“Advance Publications”), Newhouse Broadcasting Corporation (“Newhouse”), Advance/Newhouse Partnership and Time Warner Entertainment-Advance/Newhouse Partnership (“TWE-A/N”) (incorporated herein by reference to Exhibit 10(a) to TWE’s Current Report on Form 8-K dated September 9, 1994 and filed with the SEC on September 21, 1994 (File No. 1-12878)).
10.4	Amended and Restated Transaction Agreement, dated as of October 27, 1997, among Advance Publications, Newhouse, Advance/Newhouse Partnership, TWE, TW Holding Co. and TWE-A/N (incorporated herein by reference to Exhibit 99(c) to Historic TW’s Current Report on Form 8-K dated October 27, 1997 and filed with the SEC on November 5, 1997 (File No. 1-12259)).
10.5	Transaction Agreement No. 2, dated as of June 23, 1998, among Advance Publications, Newhouse, Advance/Newhouse Partnership, TWE, Paragon Communications (“Paragon”) and TWE-A/N (incorporated herein by reference to Exhibit 10.38 to Historic TW’s Annual Report on Form 10-K for the year ended December 31, 1998 and filed with the SEC on March 26, 1999 (File No. 1-12259) (the “Time Warner 1998 Form 10-K”)).
10.6	Transaction Agreement No. 3, dated as of September 15, 1998, among Advance Publications, Newhouse, Advance/Newhouse Partnership, TWE, Paragon and TWE-A/N (incorporated herein by reference to Exhibit 10.39 to the Time Warner 1998 Form 10-K).
10.7	Amended and Restated Transaction Agreement No. 4, dated as of February 1, 2001, among Advance Publications, Newhouse, Advance/Newhouse Partnership, TWE, Paragon and TWE-A/N (incorporated herein by reference to Exhibit 10.53 to Time Warner’s Transition Report on Form 10-K for the year ended December 31, 2000 and filed with the SEC on March 27, 2001 (File No. 1-15062)).
10.8	Master Transaction Agreement, dated as of August 1, 2002, by and among TWE-A/N, TWE, Paragon and Advance/Newhouse Partnership (incorporated herein by reference to Exhibit 10.1 to Time Warner’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 and filed with the SEC on August 14, 2002 (File No. 1-15062)).
10.9	Third Amended and Restated Partnership Agreement of TWE-A/N, dated as of December 31, 2002, among TWE, Paragon and Advance/Newhouse Partnership (incorporated herein by reference to Exhibit 99.1 to TWE’s Current Report on Form 8-K dated December 31, 2002 and filed with the SEC on January 14, 2003 (File No. 1-12878) (the “TWE December 31, 2002 Form 8-K”)).

Exhibit Number	Description
10.10	Consent and Agreement, dated as of December 31, 2002, among TWE-A/N, TWE, Paragon, Advance/Newhouse Partnership, TWEAN Subsidiary LLC and JP Morgan Chase Bank (incorporated herein by reference to Exhibit 99.2 to the TWE December 31, 2002 Form 8-K).
10.11	Pledge Agreement, dated December 31, 2002, among TWE-A/N, Advance/Newhouse Partnership, TWEAN Subsidiary LLC and JP Morgan Chase Bank (incorporated herein by reference to Exhibit 99.3 to the TWE December 31, 2002 Form 8-K).
10.12	Agreement and Declaration of Trust, dated as of December 18, 2003, by and between Kansas City Cable Partners and Wilmington Trust Company (incorporated herein by reference to Exhibit 10.6 to the TWC February 13, 2007 Form 8-K).
10.13	Separation Agreement, dated May 20, 2008, among Time Warner, the Company, TWE, TW NY, WCI, Historic TW and ATC (incorporated herein by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K dated May 20, 2008 and filed with the SEC on May 27, 2008 (the “TWC May 20, 2008 Form 8-K”)).
10.14	Reimbursement Agreement, dated as of March 31, 2003, by and among Time Warner, WCI, ATC, TWE and the Company (the “Reimbursement Agreement”) (incorporated herein by reference to Exhibit 10.7 to the Time Warner March 28, 2003 Form 8-K).
10.15	Amendment No. 1, dated May 20, 2008, to the Reimbursement Agreement, by and among the Company and Time Warner (incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008 (the “TWC June 30, 2008 Form 10-Q”)).
10.16	Second Amended and Restated Tax Matters Agreement, dated May 20, 2008, between the Company and Time Warner (incorporated herein by reference to Exhibit 99.2 to the TWC May 20, 2008 Form 8-K).
10.17	Intellectual Property Agreement, dated as of August 20, 2002, by and among TWE and WCI (incorporated herein by reference to Exhibit 10.16 to Time Warner’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002 (File No. 1-15062) (the “Time Warner September 30, 2002 Form 10-Q”)).
10.18	Amendment to the Intellectual Property Agreement, dated as of March 31, 2003, by and between TWE and WCI (incorporated herein by reference to Exhibit 10.2 to the Time Warner March 28, 2003 Form 8-K).
10.19	Intellectual Property Agreement, dated as of August 20, 2002, by and between the Company and WCI (incorporated herein by reference to Exhibit 10.18 to the Time Warner September 30, 2002 Form 10-Q).
10.20	Amendment to the Intellectual Property Agreement, dated as of March 31, 2003, by and between the Company and WCI (incorporated herein by reference to Exhibit 10.4 to the Time Warner March 28, 2003 Form 8-K).
10.21	Underwriting Agreement, dated November 9, 2010, among the Company, the Guarantors and BNP Paribas Securities Corp., Citigroup Global Markets Inc., Morgan Stanley & Co. Incorporated and RBS Securities Inc., on behalf of themselves and as representatives of the underwriters listed therein (incorporated herein by reference to Exhibit 1.1 to the TWC November 9, 2010 Form 8-K).
10.22	Underwriting Agreement, dated May 19, 2011, among the Company, the Guarantors and Barclays Bank PLC, Deutsche Bank AG, London Branch, The Royal Bank of Scotland plc and UBS Limited (incorporated herein by reference to Exhibit 1.1 to the TWC May 19, 2011 Form 8-K).
10.23	Underwriting Agreement, dated September 7, 2011, among the Company, the Guarantors and Goldman, Sachs & Co., J.P. Morgan Securities LLC and Merrill Lynch, Pierce, Fenner & Smith Incorporated, on behalf of themselves and as representatives of the underwriters listed in Schedule II thereto (incorporated herein by reference to Exhibit 1.1 to the TWC September 7, 2011 Form 8-K).
10.24	Employment Agreement, effective as of August 3, 2009, between the Company and Glenn A. Britt (incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009 (the “TWC September 30, 2009 Form 10-Q”)).
10.25	First Amendment, dated and effective as of July 27, 2011, to the Employment Agreement between the Company and Glenn A. Britt (incorporated herein by reference to Exhibit 10.1 to the TWC September 30, 2011 Form 10-Q).

Exhibit Number	Description

10.26	Employment Agreement, dated May 31, 2011 and effective as of December 14, 2010, between the Company and Robert D. Marcus (incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 and filed with the SEC on July 28, 2011).

10.27	Employment Agreement, dated July 27, 2011 and effective as of July 15, 2011, between the Company and Irene M. Esteves (incorporated herein by reference to Exhibit 10.2 to the TWC September 30, 2011 Form 10-Q).

10.28	Amended and Restated Employment and Termination Agreement, dated as of June 1, 2000, by and between TWE and Carl U.J. Rossetti (as extended by Letter Agreements dated November 21, 2000, November 30, 2001, November 22, 2002, November 24, 2003, November 17, 2004, November 10, 2005, November 27, 2006 and December 4, 2007) (incorporated herein by reference to Exhibit 10.1 to the TWC June 30, 2008 Form 10-Q).

10.29	First Amendment, effective as of January 1, 2008, to Employment Agreement between TWE and Carl U.J. Rossetti (incorporated herein by reference to Exhibit 10.2 to the TWC June 30, 2008 Form 10-Q).

10.30	Letter Agreement, dated November 14, 2008, between TWE and Carl U.J. Rossetti (incorporated herein by reference to Exhibit 10.40 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 (the “TWC 2008 Form 10-K”)).

10.31	Letter Agreement, dated December 9, 2009, between TWE and Carl U.J. Rossetti (incorporated herein by reference to Exhibit 10.37 to the TWC 2009 Form 10-K).

10.32	Second Amendment, effective as of January 1, 2010, to Employment Agreement between TWE and Carl U.J. Rossetti (incorporated herein by reference to Exhibit 10.38 to the TWC 2009 Form 10-K).

10.33	Letter Agreement, dated December 14, 2010, between TWE and Carl Rossetti (incorporated herein by reference to Exhibit 10.33 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 (the “TWC 2010 Form 10-K”)).

10.34*	Letter Agreement, dated December 1, 2011, between TWE and Carl Rossetti.

10.35	Employment Agreement, dated as of June 1, 2000, by and between TWE and Michael LaJoie (incorporated herein by reference to Exhibit 10.41 to the TWC February 13, 2007 Form 8-K).

10.36	First Amendment, dated December 22, 2005, to Employment Agreement between TWE and Michael LaJoie (incorporated herein by reference to Exhibit 10.33 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 (the “TWC 2007 Form 10-K”)).

10.37	Second Amendment, effective as of January 1, 2008, to Employment Agreement between TWE and Michael LaJoie (incorporated herein by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009 (the “TWC March 31, 2009 Form 10-Q”)).

10.38	Extension to Employment Agreement, dated December 12, 2008, between TWE and Michael LaJoie (incorporated herein by reference to Exhibit 10.5 to the TWC March 31, 2009 Form 10-Q).

10.39	Third Amendment, effective as of January 1, 2010, to Employment Agreement between TWE and Michael LaJoie (incorporated herein by reference to Exhibit 10.43 to the TWC 2009 Form 10-K).

10.40*	Extension to Employment Agreement, dated December 6, 2011, between TWE and Michael LaJoie.

10.41	Amended and Restated Employment and Termination Agreement, dated as of June 1, 2000, between TWE and Marc Lawrence-Apfelbaum (as renewed through 2012) (incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 (the “TWC March 31, 2010 Form 10-Q”)).

10.42	First Amendment, effective as of January 1, 2008, to Employment Agreement between TWE and Marc Lawrence-Apfelbaum (incorporated herein by reference to Exhibit 10.2 to the TWC March 31, 2010 Form 10-Q).

10.43	Letter Agreement, dated December 10, 2009, between TWE and Marc Lawrence-Apfelbaum (incorporated herein by reference to Exhibit 10.3 to the TWC March 31, 2010 Form 10-Q).

10.44	Second Amendment, effective as of January 1, 2010, to Employment Agreement between TWE and Marc Lawrence-Apfelbaum (incorporated herein by reference to Exhibit 10.4 to the TWC March 31, 2010 Form 10-Q).

10.45	Letter Agreement, dated December 2, 2010, between TWE and Marc Lawrence-Apfelbaum (incorporated herein by reference to Exhibit 10.43 to the TWC 2010 Form 10-K).

10.46*	Letter Agreement, dated December 2, 2011, between TWE and Marc Lawrence-Apfelbaum.

Exhibit Number	Description

10.47	Memorandum Opinion and Order issued by the Federal Communications Commission, dated July 13, 2006 (the “Adelphia/Comcast Order”) (incorporated herein by reference to Exhibit 10.42 to the TWC February 13, 2007 Form 8-K).

10.48	Erratum to the Adelphia/Comcast Order, dated July 27, 2006 (incorporated herein by reference to Exhibit 10.43 to the TWC February 13, 2007 Form 8-K).

10.49	Time Warner Cable Inc. 2006 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.45 to the TWC February 13, 2007 Form 8-K).

10.50	Time Warner Cable Inc. 2006 Stock Incentive Plan, as amended, effective March 12, 2009 (the “2006 Stock Incentive Plan”) (incorporated herein by reference to Exhibit 10.1 to the TWC March 31, 2009 Form 10-Q).

10.51	Time Warner Cable Inc. 2011 Stock Incentive Plan (the “2011 Stock Incentive Plan”) (incorporated herein by reference to Annex A to TWC’s definitive Proxy Statement dated April 6, 2011 and filed with the SEC on April 6, 2011).

10.52	Time Warner Cable Inc. 2007 Annual Bonus Plan (incorporated herein by reference to Exhibit 10.45 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006 (the “TWC 2006 Form 10-K”)).

10.53	Form of Non-Qualified Stock Option Agreement, used through 2009 (for awards of stock options under the 2006 Stock Incentive Plan) (incorporated herein by reference to Exhibit 10.46 to the TWC 2006 Form 10-K).

10.54	Form of Non-Qualified Stock Option Agreement, used commencing in 2010 through May 20, 2011 (for awards of stock options under the 2006 Stock Incentive Plan) (incorporated herein by reference to Exhibit 10.50 to the TWC 2009 Form 10-K).

10.55*	Form of Non-Qualified Stock Option Agreement, used commencing June 30, 2011 (for awards of stock options under the 2011 Stock Incentive Plan).

10.56	Form of Performance-Based Non-Qualified Stock Option Agreement, used in 2011 (for awards of performance-based stock options under the 2006 Stock Incentive Plan) (incorporated herein by reference to Exhibit 10.51 to the TWC 2010 Form 10-K).

10.57*	Form of Performance-Based Non-Qualified Stock Option Agreement, used commencing in 2012 (for awards of performance-based stock options under the 2011 Stock Incentive Plan).

10.58	Form of Restricted Stock Units Agreement, as amended through December 14, 2007, used through 2009 (for awards of restricted stock units under the 2006 Stock Incentive Plan) (incorporated herein by reference to Exhibit 10.40 to the TWC 2007 Form 10-K).

10.59	Form of Restricted Stock Units Agreement, used commencing in 2010 through May 20, 2011 (for awards of restricted stock units under the 2006 Stock Incentive Plan) (incorporated herein by reference to Exhibit 10.52 to the TWC 2009 Form 10-K).

10.60	Addendum to Restricted Stock Units Agreement (applicable to certain officers), used commencing in 2010 (incorporated herein by reference to Exhibit 10.53 to the TWC 2009 Form 10-K).

10.61*	Form of Restricted Stock Units Agreement, used commencing June 30, 2011 (for awards of restricted stock units under the 2011 Stock Incentive Plan).

10.62	Form of Performance-Based Restricted Stock Units Agreement and Addendum thereto, used in 2011 (for awards of performance-based restricted stock units under the 2006 Stock Incentive Plan) (incorporated herein by reference to Exhibit 10.55 to the TWC 2010 Form 10-K).

10.63*	Form of Performance-Based Restricted Stock Units Agreement and Addendum thereto, used commencing in 2012 (for awards of performance-based restricted stock units under the 2011 Stock Incentive Plan).

10.64	Form of Restricted Stock Units Agreement for Non-Employee Directors, as amended through December 14, 2007, used through 2009 (for awards of restricted stock units to Non-Employee Directors under the 2006 Stock Incentive Plan) (incorporated by reference to Exhibit 10.41 of the TWC 2007 Form 10-K).

10.65	Form of Restricted Stock Units Agreement for Non-Employee Directors, used in 2010 (for awards of restricted stock units to Non-Employee Directors under the 2006 Stock Incentive Plan) (incorporated herein by reference to Exhibit 10.55 of the TWC 2009 Form 10-K).

10.66	Form of Notices of Grant of Restricted Stock Units for Non-Employee Directors, used in 2011 (for awards of restricted stock units to Non-Employee Directors under the 2006 Stock Incentive Plan) (incorporated here by reference to Exhibit 10.58 to the TWC 2010 Form 10-K).

Exhibit Number	Description

10.67*	Form of Restricted Stock Units Agreement for Non-Employee Directors, used commencing in 2012 (for awards of restricted stock units to Non-Employee Directors under the 2011 Stock Incentive Plan).
10.68	Form of Deferred Stock Units Agreement for Non-Employee Directors used through May 20, 2011 (for awards of deferred stock units for Non-Employee Directors under the 2006 Stock Incentive Plan) (incorporated herein by reference to Exhibit 10.48 of the TWC 2008 Form 10-K).
10.69*	Form of Deferred Stock Units Agreement for Non-Employee Directors commencing in July 2011 (for awards of deferred stock units for Non-Employee Directors under the 2011 Stock Incentive Plan).
10.70	Description of Director Compensation (incorporated herein by reference to the section titled “Director Compensation” in the Company’s Proxy Statement dated April 6, 2011).
10.71	Master Distribution, Dissolution and Cooperation Agreement, dated as of January 1, 2007, by and among Texas and Kansas City Cable Partners, L.P., TWE-A/N, Comcast TCP Holdings, Inc., TWE-A/N Texas and Kansas City Cable Partners General Partner LLC, TCI Texas Cable Holdings LLC, TCI Texas Cable, LLC, Comcast TCP Holdings, Inc., Comcast TCP Holdings, LLC, KCCP Trust, Time Warner Cable Information Services (Kansas), LLC, Time Warner Cable Information Services (Missouri), LLC, Time Warner Information Services (Texas), L.P., Time Warner Cable/Comcast Kansas City Advertising, LLC, TCP/Comcast Las Cruces Cable Advertising, LP, TCP Security Company LLC, TCP-Charter Cable Advertising, LP, TCP/Conroe-Huntsville Cable Advertising, LP, TKCCP/Cebridge Texas Cable Advertising, LP, TWEAN-TCP Holdings LLC, and Houston TKCCP Holdings, LLC (incorporated herein by reference to Exhibit 10.46 to the TWC February 13, 2007 8-K).
10.72	Letter Agreement, dated April 18, 2007, by and among Comcast Cable Communications Holdings, Inc., MOC Holdco I, LLC, TWE Holdings I Trust, Comcast of Louisiana/Mississippi/Texas, LLC, TWC, TWE, Comcast, Time Warner and TW NY, relating to certain TWE administrative matters in connection with the redemption of Comcast’s interest in TWE (incorporated herein by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007).
12*	Computation of Ratio of Earnings to Fixed Charges and Ratio of Earnings to Combined Fixed Charges and Preferred Dividend Requirements.
21*	Subsidiaries of the Company.
23*	Consent of Ernst & Young LLP.
31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011.
31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011.
32†	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011.
101†	The following financial information from the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, filed with the SEC on February 17, 2012, formatted in eXtensible Business Reporting Language:
(i) Consolidated Balance Sheet as of December 31, 2011 and December 31, 2010, (ii) Consolidated Statement of Operations for the years ended December 31, 2011, 2010 and 2009, (iii) Consolidated Statement of Cash Flows for the years ended December 31, 2011, 2010 and 2009, (iv) Consolidated Statement of Equity for the years ended December 31, 2011, 2010 and 2009, (v) Consolidated Statement of Comprehensive Income for the years ended December 31, 2011, 2010 and 2009 and (vi) Notes to Consolidated Financial Statements.

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