Form 10-Q
period 2012-03-31
TIME WARNER CABLE INC.
filed 2012-04-26
CIK 1377013

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012 or

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

Large accelerated filer	☑	Accelerated filer	☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)		Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐    No ☑

Description of Class	Shares Outstanding as of April 24, 2012
Common Stock – $0.01 par value	312,494,366

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

•	Financial statement presentation. This section provides a summary of how the Company’s operations are presented in the accompanying consolidated financial statements.

•	Results of operations. This section provides an analysis of the Company’s results of operations for the three months ended March 31, 2012.

•	Financial condition and liquidity. This section provides an analysis of the Company’s financial condition as of March 31, 2012 and cash flows for the three months ended March 31, 2012.

•

Caution concerning forward-looking statements.  This section provides a description of the use of forward-looking information appearing in this report, including in MD&A and the consolidated financial statements. Such information is based on management’s current expectations about future events, which are susceptible to uncertainty and changes in circumstances. Refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 (the “2011 Form 10-K”) for a discussion of the risk factors applicable to the Company.

OVERVIEW

TWC is among the largest providers of video, high-speed data and voice services in the U.S., with technologically advanced, well-clustered cable systems located mainly in five geographic areas – New York State (including New York City), the Carolinas, Ohio and Kentucky, Southern California (including Los Angeles) and Texas. As discussed below in “Recent Developments,” on February 29, 2012, TWC completed its acquisition of Insight Communications Company, Inc. and its subsidiaries (“Insight”). As of March 31, 2012, TWC served approximately 15.4 million customers who subscribed to one or more of its three primary services, totaling approximately 28.9 million primary service units.

TWC offers its residential and business services customers video, high-speed data and voice services over its broadband cable systems. TWC’s business services also include networking and transport services (including cell tower backhaul services) and, through its wholly owned subsidiary, NaviSite, Inc. (“NaviSite”), managed and outsourced information technology (“IT”) solutions and cloud services. During the three months ended March 31, 2012, TWC generated total revenues of approximately $5.1 billion. Of this total, approximately $4.4 billion and $429 million were from the provision of residential and business services, respectively. TWC also sells advertising to a variety of national, regional and local customers, which resulted in advertising revenues of $211 million during the three months ended March 31, 2012. Additionally, TWC generated $61 million of revenues from other sources during the three months ended March 31, 2012.

As of March 31, 2012, TWC had approximately 12.5 million residential video subscribers, 10.7 million residential high-speed data subscribers and 4.9 million residential voice subscribers, as well as 185,000 business video subscribers, 420,000 business high-speed data subscribers and 184,000 business voice subscribers. TWC markets its services separately and in “bundled” packages of multiple services and features. As of March 31, 2012, 61.1% of TWC’s customers subscribed to two or more of its primary services, including 27.3% of its customers who subscribed to all three primary services.

TWC believes it will continue to increase revenues for the foreseeable future through organic growth in business services revenues and residential services revenues (primarily residential high-speed data service revenues), as well as the impact in 2012 of recent acquisitions. Organic business services revenues are expected to increase due to growth in subscribers, an increasing percentage of subscribers purchasing higher-priced tiers of service, price increases, an increase in wholesale transport revenues and the offering of incremental services to business services customers, including the services offered by NaviSite. Organic residential high-speed data revenues are expected to increase due to growth in subscribers, an increasing

TIME WARNER CABLE INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS

OF OPERATIONS AND FINANCIAL CONDITION—(Continued)

percentage of subscribers purchasing higher-priced tiers of service and price increases. Future growth rates for revenues will depend on the Company’s ability to attract and retain subscribers and increase pricing, which can be impacted by competitive factors, the state of the economy and regulation.

TWC’s operations have been affected by the challenging economic environment. The Company believes that factors such as new home formation, housing vacancy rates, unemployment rates and consumer spending levels have negatively affected its residential services subscriber, revenue and profit growth.

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

For the three months ended March 31, 2012, video programming and employee costs represented 34.7% and 34.3%, respectively, of the Company’s total operating expenses. Video programming costs are expected to continue to increase, reflecting rate increases on existing programming services (particularly sports-related programming), the impact in 2012 of recent acquisitions and the expansion of service offerings (e.g., new network channels), partially offset by an organic decline in total video subscribers. TWC expects that its video programming costs as a percentage of video revenues will continue to increase. Additionally, the more competitive environment discussed above may increase TWC’s cost to obtain certain video programming. Employee costs, which increased 42.7% for business services employees and 7.0% for residential and other employees during the three months ended March 31, 2012 from the prior year, are also expected to continue to increase as a result of many factors, including higher compensation expenses and headcount, reflecting the Company’s investment in business services and other areas of growth, as well as the impact in 2012 of recent acquisitions.

Recent Developments

Wireless-related Agreements

On December 2, 2011, SpectrumCo, LLC (“SpectrumCo”), a joint venture between TWC, Comcast Corporation (“Comcast”) and Bright House Networks, LLC (“Bright House”) that holds advanced wireless spectrum (“AWS”) licenses that cover 20MHz over 80% of the continental U.S. and Hawaii, entered into an agreement pursuant to which SpectrumCo will sell its AWS licenses to Cellco Partnership (doing business as Verizon Wireless), a joint venture between Verizon Communications Inc. and Vodafone Group Plc, for $3.6 billion in cash. Upon closing, TWC, which owns 31.2% of SpectrumCo, will be entitled to receive approximately $1.1 billion. This transaction, which is subject to certain regulatory approvals and customary closing conditions, is expected to close during 2012. On February 9, 2012, Comcast and Verizon Wireless received a Request for Additional Information and Documentary Materials from the U.S. Department of Justice in

TIME WARNER CABLE INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS

OF OPERATIONS AND FINANCIAL CONDITION—(Continued)

connection with their required notification filed under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and, on March 8, 2012, TWC, Comcast, Bright House and Verizon Wireless received a supplemental document and information request from the Federal Communications Commission (the “FCC”) in connection with the FCC’s review of the license transfer application.

On December 2, 2011, TWC, Comcast, Bright House and Verizon Wireless also entered into agency agreements that allow the cable companies to sell Verizon Wireless-branded wireless service, and Verizon Wireless to sell each cable company’s services. During the second quarter of 2012, the Company and Verizon Wireless began selling each other’s products and services under the agency agreements in several cities. After a four-year period, subject to certain conditions, the cable companies will have the option to offer wireless service under their own brands utilizing Verizon Wireless’ network. In addition, the parties entered into an agreement that provides for the creation of an innovation technology joint venture to better integrate wireless and cable services. On January 13, 2012, TWC received a civil investigative demand from the U.S. Department of Justice requesting additional information about these agreements and, on March 8, 2012, the FCC initiated an inquiry about the agency agreements.

Upon the closing of the SpectrumCo transaction, the Company expects to record a pretax gain of approximately $430 million (approximately $260 million on an after-tax basis), which will be included in other income (expense), net, in the Company’s consolidated statement of operations. Additionally, in the quarter in which the SpectrumCo transaction closes, the Company expects to record a noncash income tax benefit of approximately $45 million related to an adjustment to the Company’s valuation allowance for deferred income tax assets associated with its investment in Clearwire Communications LLC (“Clearwire Communications”).

Insight Acquisition

On February 29, 2012, TWC completed its acquisition of Insight for $1.335 billion in cash, net of cash acquired, and repaid $1.164 billion outstanding under Insight’s senior secured credit facility (including accrued interest), and terminated the facility. As a result, Insight is a direct wholly owned subsidiary of TWC that operates cable systems in Kentucky, Indiana and Ohio. Additionally, on March 30, 2012, a portion of Insight’s $495 million in aggregate principal amount of 9.375% senior notes due 2018 were redeemed for $193 million in cash (including premiums and accrued interest) and, on April 2, 2012, the remainder of the outstanding notes were redeemed for $386 million in cash (including premiums and accrued interest). The financial results for Insight, which served subscribers representing approximately 1.6 million primary service units as of the acquisition date, have been included in the Company’s consolidated financial statements from the acquisition date. See Note 4 to the accompanying consolidated financial statements for additional information on the Insight acquisition.

Common Stock Repurchase Program

On January 25, 2012, the Company’s Board of Directors increased the remaining authorization ($758 million as of January 25, 2012) under its existing $4.0 billion common stock repurchase program (the “Stock Repurchase Program”) to an aggregate of up to $4.0 billion of TWC common stock effective January 26, 2012. Purchases under the Stock Repurchase Program may be made from time to time on the open market and in privately negotiated transactions. The size and timing of the Company’s purchases under the Stock Repurchase Program are based on a number of factors, including TWC’s common stock price, as well as business and market conditions. From the inception of the Stock Repurchase Program in the fourth quarter of 2010 through April 24, 2012, the Company repurchased 51.1 million shares of TWC common stock for $3.582 billion and, as of April 24, 2012, the Company had $3.660 billion remaining under the Stock Repurchase Program.

FINANCIAL STATEMENT PRESENTATION

Revenues

The Company’s revenues consist of residential services, business services, advertising and other revenues.

Residential services.  Residential services revenues consist of revenues from the following residential services:

Video.    Video revenues include residential subscriber fees for the Company’s various tiers or packages of video programming services generally distinguished from one another by the number and type of programming networks they include. Video revenues also include related equipment rental charges, installation charges and fees collected on behalf of local franchising authorities and the FCC. Additionally, video revenues include revenues from premium channels, transactional video-on-demand (e.g., events and movies) and digital video recorder (“DVR”) service.

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

Advertising.  Advertising revenues include the fees charged to local, regional and national customers for advertising placed on the Company’s video and high-speed data services, as well as revenues from advertising inventory sold on behalf of other video distributors. Currently, most advertising revenues are derived from advertising placed on video services.

Other.  Other revenues primarily include (a) fees paid to TWC by the Advance/Newhouse Partnership for (i) the ability to distribute TWC’s Road Runner high-speed data service and (ii) TWC’s management of certain functions, including, among others, programming and engineering and (b) commissions earned on the sale of merchandise by home shopping networks.

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

Basis of Presentation

Reclassifications

Certain reclassifications have been made to the prior year financial information to conform to the current year presentation, the most significant of which was the revised presentation of the Company’s revenues during the second quarter of 2011 to provide additional detail about the Company’s sources of revenues. This reclassification had no impact on the Company’s total revenues for the three months ended March 31, 2011.

Recent Accounting Standards

See Note 2 to the accompanying consolidated financial statements for accounting standards adopted in 2012.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2012 Compared to Three Months Ended March 31, 2011

The following discussion provides an analysis of the Company’s results of operations and should be read in conjunction with the accompanying consolidated statement of operations, as well as the consolidated financial statements and notes thereto and MD&A included in the 2011 Form 10-K.

TIME WARNER CABLE INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS

OF OPERATIONS AND FINANCIAL CONDITION—(Continued)

Revenues.  Revenues by major category were as follows (in millions):

	Three Months Ended March 31,
	2012	2011	% Change
Residential services	$4,433	$4,259	4.1%
Business services	429	312	37.5%
Advertising	211	197	7.1%
Other	61	59	3.4%

Total	$5,134	$4,827	6.4%

Selected subscriber-related statistics were as follows (in thousands):

	March 31,
	2012(a)	2011	% Change(a)
Residential services:
Video(b)	12,468	12,191	2.3%
High-speed data(c)	10,716	9,646	11.1%
Voice(d)	4,945	4,457	10.9%

Primary service units(e)	28,129	26,294	7.0%
Business services:
Video(b)	185	166	11.4%
High-speed data(c)	420	346	21.4%
Voice(d)	184	123	49.6%

Primary service units(e)	789	635	24.3%

Total primary service units(e)	28,918	26,929	7.4%

Customer relationships(f)	15,354	14,522	5.7%
Double play(g)	5,184	4,883	6.2%
Triple play(h)	4,190	3,763	11.3%

(a)	The Company’s subscriber numbers as of March 31, 2012 reflect certain acquired subscribers and adjustments, as follows:
(i)

On February 29, 2012, the Company acquired Insight, resulting in an increase of 673,000 residential video subscribers, 548,000 residential high-speed data subscribers, 289,000 residential voice subscribers, 1,510,000 residential primary service units, 10,000 business video subscribers, 20,000 business high-speed data subscribers, 10,000 business voice subscribers, 40,000 business primary service units, 1,550,000 total primary service units, 777,000 customer relationships, 319,000 double play subscribers and 227,000 triple play subscribers. TWC uses a methodology for counting certain subscribers that differs from the methodology used by Insight. TWC has estimated the Insight subscribers under TWC counting methodologies; however, these estimates are subject to adjustments as TWC completes its integration of Insight.

(ii)

During the first quarter of 2012, the Company recorded adjustments that reduced business video subscribers by 1,000, business high-speed data subscribers by 3,000, business voice subscribers by 1,000, business primary service units by 5,000, total primary service units by 5,000, customer relationships by 4,000 and double play subscribers by 1,000.

(iii)

During the second and fourth quarters of 2011, the Company acquired cable systems from NewWave Communications (“NewWave”), as well as two other small cable systems, resulting, in total, in an increase of 85,000 residential video subscribers, 48,000 residential high-speed data subscribers, 26,000 residential voice subscribers, 159,000 residential primary service units, 2,000 business video subscribers, 2,000 business high-speed data subscribers, 1,000 business voice subscribers, 5,000 business primary service units, 164,000 total primary service units, 97,000 customer relationships, 25,000 double play subscribers and 21,000 triple play subscribers.

(b)

Video subscriber numbers reflect billable subscribers who purchase at least the basic service video programming tier. The determination of whether a video subscriber is categorized as residential or business is based on the type of subscriber purchasing the service.

(c)

High-speed data subscriber numbers reflect billable subscribers who purchase any of the high-speed data services offered by TWC. The determination of whether a high-speed data subscriber is categorized as residential or business is generally based upon the type of service provided to that subscriber. For example, if TWC provides a business service, the subscriber is classified as business.

(d)

Voice subscriber numbers reflect billable subscribers who purchase an IP-based telephony service, as well as a small number of subscribers acquired from Insight who receive traditional, circuit-switched telephone service. The determination of whether a voice subscriber is categorized as residential or business is generally based upon the type of service provided to that subscriber. For example, if TWC provides a business service, the subscriber is classified as business.

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

TIME WARNER CABLE INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS

OF OPERATIONS AND FINANCIAL CONDITION—(Continued)

Residential services revenues.  Residential services revenues for the three months ended March 31, 2012 include revenues from Insight since its acquisition on February 29, 2012 and the cable systems acquired from NewWave in the fourth quarter of 2011 of $84 million and $18 million, respectively. The major components of residential services revenues were as follows (in millions):

	Three Months Ended March 31,
	2012	2011	% Change
Residential services:
Video	$2,711	$2,661	1.9%
High-speed data	1,199	1,094	9.6%
Voice	508	493	3.0%
Other	15	11	36.4%

Total residential services	$4,433	$4,259	4.1%

For residential services, average monthly revenues per unit were as follows:

	Three Months Ended March 31,
	2012	2011	% Change
Video(a)	$75.01	$72.68	3.2%
High-speed data(b)	38.96	38.10	2.3%
Voice(c)	36.13	37.21	(2.9%)
Primary service units(d)	54.80	54.25	1.0%

(a)	Average monthly residential video revenues per unit represents residential video revenues divided by the corresponding average residential video subscribers for the period.
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

The increase in residential video revenues was primarily due to the acquisitions of Insight and the NewWave cable systems, which contributed revenues of $49 million and $11 million, respectively, and an increase in average revenues per subscriber, partially offset by an organic decrease in video subscribers. The increase in average revenues per subscriber was primarily due to price increases, a greater percentage of subscribers purchasing higher-priced tiers of service and increased revenues from equipment rentals and DVR service, partially offset by decreases in transactional video-on-demand and premium channel revenues. The major components of residential video revenues were as follows (in millions):

	Three Months Ended March 31,
	2012	2011	% Change
Programming tiers(a)	$1,779	$1,753	1.5%
Premium channels	200	205	(2.4%)
Transactional video-on-demand	73	86	(15.1%)
Video equipment rental and installation charges	363	341	6.5%
DVR service	169	154	9.7%
Franchise and other fees(b)	127	122	4.1%

Total	$2,711	$2,661	1.9%

(a)

Programming tier revenues include subscriber fees for the Company’s various tiers or packages of video programming services generally distinguished from one another by the number and type of programming networks they include.

(b)	Franchise and other fees include fees collected on behalf of franchising authorities and the FCC.

Residential high-speed data revenues increased due to organic growth in high-speed data subscribers and an increase in average revenues per subscriber (due to both price increases and a greater percentage of subscribers purchasing higher-priced tiers of service), as well as the acquisitions of Insight and the NewWave cable systems, which contributed revenues of $22 million and $4 million, respectively.

TIME WARNER CABLE INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS

OF OPERATIONS AND FINANCIAL CONDITION—(Continued)

The increase in residential voice revenues was due to the acquisitions of Insight and the NewWave cable systems, which contributed revenues of $13 million and $3 million, respectively, and organic growth in voice subscribers, partially offset by a decrease in average revenues per subscriber.

Business services revenues.  The major components of business services revenues were as follows (in millions):

	Three Months Ended March 31,
	2012	2011	% Change
Business services:
Video	$76	$69	10.1%
High-speed data	208	167	24.6%
Voice	63	42	50.0%
Wholesale transport	41	32	28.1%
Other(a)	41	2	NM

Total business services	$429	$312	37.5%

NM—Not meaningful.

(a)	2012 amounts primarily consist of revenues from NaviSite.

Business services revenues increased primarily due to growth in high-speed data and voice subscribers, the acquisition of NaviSite in the second quarter of 2011, an $8 million increase in cell tower backhaul revenues and a $6 million increase in Metro Ethernet revenues. NaviSite’s revenues for the three months ended March 31, 2012 were $36 million.

Advertising revenues.  Advertising revenues increased primarily due to growth in lower margin revenues from advertising inventory sold on behalf of other video distributors (“advertising rep agreements”) and as a result of the Insight acquisition. The Company expects advertising revenues in 2012 to benefit from growth in political advertising revenues (primarily in the second half of 2012), as well as growth in revenues from advertising rep agreements and the impact of the Insight acquisition.

Costs of revenues. The major components of costs of revenues were as follows (in millions, except per subscriber data):

	Three Months Ended March 31,
	2012	2011	% Change
Video programming	$1,131	$1,081	4.6%
Employee(a)	703	645	9.0%
High-speed data	46	42	9.5%
Voice	149	167	(10.8%)
Video franchise and other fees(b)	130	125	4.0%
Other direct operating costs(a)	245	212	15.6%

Total	$2,404	$2,272	5.8%

Costs of revenues as a percentage of revenues	46.8%	47.1%

Average monthly video programming costs per video subscriber	$30.85	$29.14	5.9%

Average monthly voice costs per voice subscriber	$10.21	$12.25	(16.7%)

(a)

Employee and other direct operating costs include costs directly associated with the delivery of the Company’s video, high-speed data, voice and other services to subscribers and the maintenance of the Company’s delivery systems.

(b)	Video franchise and other fees include fees collected on behalf of franchising authorities and the FCC.

Costs of revenues increased 5.8% primarily related to increases in video programming, employee and other direct operating costs, partially offset by a decrease in voice costs.

The increase in video programming costs was primarily due to contractual rate increases and the acquisition of Insight, partially offset by an organic decline in video subscribers. For the three months ended March 31, 2011, video programming costs were reduced by approximately $18 million due to changes in cost estimates for programming services carried without a contract. The Company expects the rate of growth in video programming costs per video subscriber in 2012 to increase compared to that in 2011.

TIME WARNER CABLE INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS

OF OPERATIONS AND FINANCIAL CONDITION—(Continued)

Employee costs increased primarily as a result of higher headcount (which increased by approximately 2,000 employees, including Insight, NaviSite and NewWave employees) and higher compensation costs per employee. Pension costs increased $10 million.

Voice costs consist of the direct costs associated with the delivery of voice services, including network connectivity costs. Voice costs declined primarily due to a decrease in delivery costs per subscriber as a result of the ongoing replacement of Sprint Nextel Corporation (“Sprint”) as the provider of voice transport, switching and interconnection services, partially offset by organic growth in voice subscribers. This replacement process began in the fourth quarter of 2010 and, as of March 31, 2012, TWC had replaced Sprint with respect to nearly half of TWC’s voice lines. The Company expects to replace the majority of the remaining voice lines in 2013, with the process completed during the first quarter of 2014. The Company expects average voice costs per voice subscriber to decrease in 2012 compared to 2011.

Other direct operating costs increased as a result of Insight- and NaviSite-related costs, as well as increases in a number of categories, including data processing and repairs and maintenance costs.

Selling, general and administrative expenses.  The components of selling, general and administrative expenses were as follows (in millions):

	Three Months Ended March 31,
	2012	2011	% Change
Employee	$416	$371	12.1%
Marketing	155	159	(2.5%)
Bad debt(a)	19	23	(17.4%)
Other	267	271	(1.5%)

Total	$857	$824	4.0%

(a)

Bad debt expense includes amounts charged to expense associated with the Company’s allowance for doubtful accounts and collection expenses, net of late fees billed to subscribers. Late fees billed to subscribers were $36 million and $35 million for the three months ended March 31, 2012 and 2011, respectively.

Selling, general and administrative expenses increased primarily as a result of an increase in employee costs, which was primarily due to higher headcount (which increased by approximately 1,500 employees, including Insight, NaviSite and NewWave employees) and higher compensation costs per employee. Equity-based compensation and pension costs increased $11 million and $5 million, respectively.

Merger-related and restructuring costs.  For the three months ended March 31, 2012, the Company incurred merger-related costs of $35 million primarily due to severance costs and legal and professional fees in connection with the Insight acquisition. No such costs were incurred for the three months ended March 31, 2011. The Company expects to incur additional merger-related costs of approximately $35 million during 2012 related to the Insight acquisition.

The Company incurred restructuring costs of $10 million and $6 million for the three months ended March 31, 2012 and 2011, respectively. These restructuring costs were primarily related to approximately 330 and 135 employee terminations for the three months ended March 31, 2012 and 2011, respectively, and other exit costs. The Company expects to incur additional restructuring costs during 2012 in connection with various initiatives intended to improve operating efficiency, primarily related to employee terminations.

TIME WARNER CABLE INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS

OF OPERATIONS AND FINANCIAL CONDITION—(Continued)

Reconciliation of OIBDA to Operating Income. The following table reconciles OIBDA to Operating Income. In addition, the table provides the components from Operating Income to net income attributable to TWC shareholders for purposes of the discussions that follow (in millions):

	Three Months Ended March 31,
	2012	2011	% Change
OIBDA	$1,828	$1,725	6.0%
Depreciation	(771)	(744)	3.6%
Amortization	(15)	(6)	150.0%

Operating Income	1,042	975	6.9%
Interest expense, net	(405)	(363)	11.6%
Other expense, net	(3)	(30)	(90.0%)

Income before income taxes	634	582	8.9%
Income tax provision	(251)	(256)	(2.0%)

Net income	383	326	17.5%
Less: Net income attributable to noncontrolling interests	(1)	(1)	—

Net income attributable to TWC shareholders	$382	$325	17.5%

OIBDA.  OIBDA increased principally as a result of revenue growth, partially offset by higher costs of revenues, selling, general and administrative expenses and merger-related and restructuring costs. Included within OIBDA for the three months ended March 31, 2012 are Insight, NaviSite and NewWave cable system revenues of $93 million, $36 million and $20 million, respectively, and operating expenses of $60 million, $32 million and $14 million, respectively.

The Company incurred net expenses of approximately $10 million during the three months ended March 31, 2012 related to new initiatives, including advanced home monitoring and security services, the deployment of WiFi access points and the expected fall 2012 launch of two regional sports networks (“RSNs”) that will carry Los Angeles Lakers’ basketball games and other regional sports programming. The Company expects 2012 net expenses from new initiatives to total approximately $100 million to $150 million, of which a significant portion is expected to be incurred in the fourth quarter of 2012 due to the timing of the RSN launches. The results for the three months ended March 31, 2011 included net expenses from new initiatives of approximately $15 million primarily related to the Company’s mobile high-speed data service and advanced home monitoring and security services.

Depreciation.  Depreciation increased primarily as a result of the property, plant and equipment acquired in connection with the Company’s recent acquisitions (primarily Insight).

Amortization.  Amortization increased primarily as a result of the customer relationship intangible assets acquired in connection with the Company’s recent acquisitions.

Operating Income.  Operating Income increased primarily due to the increase in OIBDA, partially offset by the increases in depreciation and amortization, as discussed above.

Interest expense, net.  Interest expense, net, increased primarily due to higher average debt outstanding during the three months ended March 31, 2012 compared to 2011 as a result of the public debt issuances in May and September 2011 (the “2011 Bond Offerings”).

TIME WARNER CABLE INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS

OF OPERATIONS AND FINANCIAL CONDITION—(Continued)

Other expense, net.  Other expense, net, detail is shown in the table below (in millions):

	Three Months Ended March 31,
	2012	2011
Income (loss) from equity-method investments, net(a)	$4	$(25)
Gain (loss) on equity award reimbursement obligation to Time Warner(b)	3	(5)
Other investment losses(c)	(10)	—

Other expense, net	$(3)	$(30)

(a)

Loss from equity investments, net, for 2011 primarily consists of losses incurred by Clearwire Communications. During the third quarter of 2011, the balance of the Company’s investment in Clearwire Communications included in the accompanying consolidated balance sheet was reduced to $0.

(b)	See Note 7 to the accompanying consolidated financial statements for a discussion of the Company’s accounting for its equity award reimbursement obligation to Time Warner Inc. (“Time Warner”).
(c)

Other investment losses for 2012 represents an impairment of the Company’s investment in Canoe Ventures LLC (“Canoe”), an equity-method investee engaged in the development of advanced advertising platforms. The impairment was recognized as a result of Canoe’s announcement during the first quarter of 2012 of a restructuring that will significantly curtail its operations.

Income tax provision.  For the three months ended March 31, 2012 and 2011, the Company recorded income tax provisions of $251 million and $256 million, respectively. The effective tax rates were 39.6% and 44.0% for the three months ended March 31, 2012 and 2011, respectively.

The income tax provisions and the effective tax rates for the three months ended March 31, 2012 and 2011 include the impact of the reversal of deferred income tax assets associated with Time Warner stock option awards held by TWC employees, net of excess tax benefits realized upon the exercise of TWC stock options or vesting of TWC RSUs, as follows (in millions):

	Three Months Ended March 31,
	2012	2011
Time Warner stock option activity	$14	$48
TWC equity award activity(a)	(14)	(28)

Net income tax expense	$—	$20

(a)

Amounts reflect the impact of TWC equity award activity on income tax provision. Additional TWC equity award activity in excess of Time Warner stock option award activity is recorded as additional paid-in capital on the accompanying consolidated balance sheet.

As a result of the Separation, on March 12, 2009, TWC employees who held stock option awards under Time Warner equity plans were treated as if their employment with Time Warner had been terminated without cause. In most cases, this treatment resulted in shortened exercise periods for vested awards, generally one year from the date of the Separation; however, certain awards expire over a five-year period from the date of the Separation. Deferred income tax assets were established based on the Time Warner awards’ fair values, and a corresponding benefit to the Company’s income tax provision was recognized over the awards’ service periods. For unexercised awards that expired “out of the money,” the fair value was $0 and the Company received no tax deduction in connection with these awards. Additionally, for awards that were exercised below their estimated fair value, the Company received a tax deduction that was less than amounts originally anticipated. As a result, the previously-recognized deferred income tax assets were written off through noncash charges to income tax expense during the periods in which the awards expired. As noted above, the charges were reduced by excess tax benefits realized upon the exercise of TWC stock options or vesting of TWC RSUs in the same year in which the charge was taken.

Absent the impacts of the above items, the effective tax rates would have been 39.6% and 40.5% for the three months ended March 31, 2012 and 2011, respectively.

TIME WARNER CABLE INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS

OF OPERATIONS AND FINANCIAL CONDITION—(Continued)

Net income attributable to TWC shareholders and net income per common share attributable to TWC common shareholders. Net income attributable to TWC shareholders and net income per common share attributable to TWC common shareholders were as follows for the three months ended March 31, 2012 and 2011 (in millions, except per share data):

	Three Months Ended March 31,
	2012	2011	% Change
Net income attributable to TWC shareholders	$382	$325	17.5%

Net income per common share attributable to TWC common shareholders:
Basic	$1.21	$0.94	28.7%

Diluted	$1.20	$0.93	29.0%

Net income attributable to TWC shareholders increased primarily due to an increase in Operating Income and a decrease in other expense, net, partially offset by an increase in interest expense, net. Net income per common share attributable to TWC common shareholders for the three months ended March 31, 2012 benefited from lower average common shares outstanding as a result of share repurchases under the Stock Repurchase Program.

FINANCIAL CONDITION AND LIQUIDITY

Management believes that cash generated by or available to TWC should be sufficient to fund its capital and liquidity needs for the next twelve months and for the foreseeable future thereafter, including quarterly dividend payments, common stock repurchases and maturities of long-term debt and the TW NY Cable Preferred Membership Units (defined below). TWC’s sources of cash include cash and equivalents on hand, cash provided by operating activities, borrowing capacity under its committed credit facility and commercial paper program and, subject to closing, the expected proceeds from the anticipated sale of SpectrumCo’s AWS licenses, as well as access to capital markets.

The Company generally invests its cash and equivalents in a combination of money market, government and treasury funds, as well as other similar instruments, in accordance with the Company’s investment policy of diversifying its investments and limiting the amount of its investments in a single entity or fund. As of March 31, 2012, nearly all of the Company’s cash and equivalents was invested in money market funds and income earning bank deposits, including certificates of deposit.

TWC’s unused committed financial capacity was $6.485 billion as of March 31, 2012, reflecting $2.629 billion of cash and equivalents and $3.856 billion of available borrowing capacity under the Company’s $4.0 billion senior unsecured three-year revolving credit facility (the “Revolving Credit Facility”). TWC expects to enter into a new $3.5 billion senior unsecured five-year revolving credit facility during the second quarter of 2012 to replace the Revolving Credit Facility. TWC also expects to reduce its unsecured commercial paper program.

Current Financial Condition

As of March 31, 2012, the Company had $26.839 billion of debt, $2.629 billion of cash and equivalents (net debt of $24.210 billion, defined as total debt less cash and equivalents), $300 million of mandatorily redeemable non-voting Series A Preferred Equity Membership Units (the “TW NY Cable Preferred Membership Units”) issued by a subsidiary of TWC, Time Warner NY Cable LLC (“TW NY Cable”), and $7.518 billion of total TWC shareholders’ equity. As of December 31, 2011, the Company had $26.442 billion of debt, $5.177 billion of cash and equivalents (net debt of $21.265 billion), $300 million of TW NY Cable Preferred Membership Units and $7.530 billion of total TWC shareholders’ equity.

TIME WARNER CABLE INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS

OF OPERATIONS AND FINANCIAL CONDITION—(Continued)

The following table shows the significant items contributing to the change in net debt from December 31, 2011 to March 31, 2012 (in millions):

Balance as of December 31, 2011	$21,265
Cash provided by operating activities	(1,383)
Capital expenditures	706
Insight acquisition(a)	3,069
Dividend paid	179
Repurchases of common stock	356
All other, net	18

Balance as of March 31, 2012	$24,210

(a)	In addition to the Insight purchase price, amount includes the repayment of Insight’s debt and debt assumed.

On April 28, 2011, TWC filed a shelf registration statement on Form S-3 with the Securities and Exchange Commission (the “SEC”) that allows TWC to offer and sell from time to time a variety of securities.

As previously discussed, TWC expects to enter into a new $3.5 billion senior unsecured five-year revolving credit facility during the second quarter of 2012 to replace the Revolving Credit Facility. TWC also expects to reduce its unsecured commercial paper program.

As previously discussed, the remaining portion of Insight’s senior notes due 2018 was redeemed on April 2, 2012 for $386 million in cash (including premiums and accrued interest).

As previously discussed, on December 2, 2011, SpectrumCo entered into an agreement pursuant to which it will sell its AWS licenses to Verizon Wireless for $3.6 billion in cash. Upon closing, TWC, which owns 31.2% of SpectrumCo, will be entitled to receive approximately $1.1 billion (approximately $950 million on an after-tax basis). The transaction, which is subject to certain regulatory approvals and customary closing conditions, is expected to close during 2012.

From the inception of the Stock Repurchase Program in the fourth quarter of 2010 through April 24, 2012, the Company repurchased 51.1 million shares of TWC common stock for $3.582 billion. As of April 24, 2012, the Company had $3.660 billion remaining under the Stock Repurchase Program.

Cash Flows

Cash and equivalents decreased $2.548 billion and $14 million for the three months ended March 31, 2012 and 2011, respectively. Components of these changes are discussed below in more detail.

Operating Activities

Details of cash provided by operating activities are as follows (in millions):

	Three Months Ended March 31,
	2012	2011
OIBDA	$1,828	$1,725
Noncash equity-based compensation	53	41
Net interest payments(a)	(465)	(399)
Net income tax refunds (payments)(b)	(19)	258
Net merger-related and restructuring accruals (payments)	4	(6)
All other, net, including working capital changes	(18)	(49)

Cash provided by operating activities	$1,383	$1,570

(a)	Amounts include interest income received (including amounts received under interest rate swap contracts) of $43 million for each of the three months ended March 31, 2012 and 2011.
(b)	Amounts include income tax refunds received of $1 million and $271 million for the three months ended March 31, 2012 and 2011, respectively.

TIME WARNER CABLE INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS

OF OPERATIONS AND FINANCIAL CONDITION—(Continued)

Cash provided by operating activities decreased from $1.570 billion for the three months ended March 31, 2011 to $1.383 billion for the three months ended March 31, 2012. This decrease was primarily related to a decrease in income tax refunds and an increase in net interest payments (discussed below), partially offset by an increase in OIBDA.

On September 27, 2010, the Small Business Jobs Act was enacted, which provided for a bonus depreciation deduction of 50% of the cost of the Company’s qualified capital expenditures retroactive to the beginning of 2010. Additionally, on December 17, 2010, the Tax Relief, Unemployment Insurance Reauthorization and Job Creation Act of 2010 was enacted, which provided for a bonus depreciation deduction of 100% of the cost of the Company’s qualified capital expenditures from September 8, 2010 through December 31, 2011, which was reduced to 50% for 2012. As a result of these Acts, the Company received an income tax refund of $270 million in the first quarter of 2011. Due to the decline in the bonus depreciation deduction and the continued reversal of bonus depreciation benefits recorded in prior years, as well as income tax payments on the anticipated SpectrumCo sale gain, the Company expects net income tax payments to increase significantly in 2012. The Company expects that this increase will be only slightly offset by the usage of Insight’s net operating loss carryforwards and other Insight-related items.

Net interest payments for the three months ended March 31, 2012 increased primarily as a result of interest payments related to the public debt issued in September 2011. The Company expects that its net interest payments will increase in 2012 compared to 2011 primarily as a result of interest payments related to the 2011 Bond Offerings.

The Company may make discretionary cash contributions to its pension plans in 2012.

Investing Activities

Details of cash used by investing activities are as follows (in millions):

	Three Months Ended March 31,
	2012	2011
Acquisitions and investments, net of cash acquired and distributions received:
Insight acquisition	$(1,335)	$—
Sterling Entertainment Enterprises, LLC(a)	(40)	1
All other	(20)	(9)
Capital expenditures	(706)	(663)
Other investing activities	8	16

Cash used by investing activities	$(2,093)	$(655)

(a)	Amount represents a loan made to Sterling Entertainment Enterprises, LLC (doing business as SportsNet New York), an equity-method investee.

Cash used by investing activities increased from $655 million for the three months ended March 31, 2011 to $2.093 billion for the three months ended March 31, 2012, principally due to the acquisition of Insight.

TIME WARNER CABLE INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS

OF OPERATIONS AND FINANCIAL CONDITION—(Continued)

TWC’s capital expenditures included the following major categories (in millions):

	Three Months Ended March 31,
	2012	2011
Customer premise equipment(a)	$251	$254
Scalable infrastructure(b)	168	175
Line extensions(c)	76	66
Upgrades/rebuilds(d)	21	16
Support capital(e)	190	152

Total capital expenditures	$706	$663

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

(e)

Amounts represent all other capital purchases required to run day-to-day operations. These costs typically include vehicles, land and buildings, computer hardware/software, office equipment, furniture and fixtures, tools and test equipment. Amounts include capitalized software costs of $84 million and $78 million for the three months ended March 31, 2012 and 2011, respectively.

Excluding Insight-related capital expenditures, which the Company expects will be approximately $150 million in 2012, the Company expects that capital expenditures in 2012 will be similar to 2011 and 2010.

Financing Activities

Details of cash used by financing activities are as follows (in millions):

	Three Months Ended March 31,
	2012	2011
Repayments of Insight long-term debt	$(1,350)	$—
Proceeds from exercise of stock options	79	66
Taxes paid in cash in lieu of shares issued for equity-based compensation	(39)	(17)
Excess tax benefit from equity-based compensation	52	29
Dividends paid	(179)	(167)
Repurchases of common stock	(356)	(831)
Other financing activities	(45)	(9)

Cash used by financing activities	$(1,838)	$(929)

Cash used by financing activities was $1.838 billion for the three months ended March 31, 2012 compared to $929 million for the three months ended March 31, 2011. Cash used by financing activities for the three months ended March 31, 2012 primarily consisted of the repayment of Insight’s senior credit facility and a portion of its senior notes, repurchases of TWC common stock and the payment of a quarterly cash dividend. Cash used by financing activities for the three months ended March 31, 2011 primarily consisted of repurchases of TWC common stock and the payment of a quarterly cash dividend.

TIME WARNER CABLE INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS

OF OPERATIONS AND FINANCIAL CONDITION—(Continued)

Outstanding Debt and Mandatorily Redeemable Preferred Equity and Available Financial Capacity

Debt and mandatorily redeemable preferred equity as of March 31, 2012 and December 31, 2011 were as follows:

	0000	0000	0000	0000
			Outstanding Balance as of
	Maturity	Interest Rate	March 31, 2012	December 31, 2011
			(in millions)
TWC notes and debentures(a)	2012-2041	5.757%(b)	$23,753	$23,744
TWE notes and debentures(c)	2012-2033	7.634%(b)	2,678	2,683
Revolving credit facility(d)	2013		—	—
Commercial paper program	2013		—	—
Insight notes(e)	2012		380	—
Capital leases	2013-2032		28	15

Total debt(f)			26,839	26,442
TW NY Cable Preferred Membership Units	2013	8.210%	300	300

Total debt and mandatorily redeemable preferred equity			$27,139	$26,742

(a)

Outstanding balance of TWC notes and debentures as of March 31, 2012 and December 31, 2011 includes £623 million of 5.75% notes due 2031 valued at $997 million and $968 million, respectively, using the exchange rates at each date.

(b)	Rate represents a weighted-average effective interest rate as of March 31, 2012 and includes the effects of interest rate swaps and, for the TWC notes and debentures, cross-currency swaps.
(c)

Outstanding balance of TWE notes and debentures as of March 31, 2012 and December 31, 2011 includes an unamortized fair value adjustment of $75 million and $79 million, respectively, primarily consisting of the fair value adjustment recognized as a result of the 2001 merger of America Online, Inc. (now known as AOL Inc.) and Time Warner Inc. (now known as Historic TW Inc.).

(d)

TWC’s unused committed financial capacity was $6.485 billion as of March 31, 2012, reflecting $2.629 billion of cash and equivalents and $3.856 billion of available borrowing capacity under the Revolving Credit Facility (which reflects a reduction of $144 million for outstanding letters of credit backed by the Revolving Credit Facility).

(e)	Outstanding balance of Insight notes as of March 31, 2012 consists of Insight’s 9.375% senior notes due 2018, which were fully redeemed on April 2, 2012.
(f)	Outstanding balance of total debt as of March 31, 2012 and December 31, 2011 includes current maturities of long-term debt of $2.495 billion and $2.122 billion, respectively.

See the 2011 Form 10-K for further details regarding the Company’s outstanding debt and mandatorily redeemable preferred equity and other financing arrangements, including certain information about maturities, covenants and rating triggers related to such debt and financing arrangements. At March 31, 2012, TWC was in compliance with the leverage ratio covenant of the Revolving Credit Facility, with a ratio of consolidated total debt as of March 31, 2012 to consolidated EBITDA for the twelve months ended March 31, 2012 of approximately 3.2 times. In accordance with the Revolving Credit Facility agreement, consolidated total debt as of March 31, 2012 was calculated as (a) total debt per the accompanying consolidated balance sheet less the TWE unamortized fair value adjustment (discussed above) and the fair value of debt subject to interest rate swaps, less (b) total cash per the accompanying consolidated balance sheet in excess of $25 million. In accordance with the Revolving Credit Facility agreement, consolidated EBITDA for the twelve months ended March 31, 2012 was calculated as OIBDA plus asset impairments and equity-based compensation expense.

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

The Company operates in a highly competitive, consumer and technology driven and rapidly changing business that is affected by government regulation and economic, strategic, political and social conditions. Various factors could adversely affect the operations, business or financial results of TWC in the future and cause TWC’s actual results to differ materially

TIME WARNER CABLE INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS

OF OPERATIONS AND FINANCIAL CONDITION—(Continued)

from those contained in the forward-looking statements, including those factors discussed in detail in Item 1A, “Risk Factors,” in the 2011 Form 10-K, and in TWC’s other filings made from time to time with the SEC after the date of this report. In addition, important factors that could cause the Company’s actual results to differ materially from those in its forward-looking statements include:

•

increased competition from video, high-speed data, networking and voice providers, particularly direct broadcast satellite operators, local telephone companies (ILECs and CLECs), companies that deliver programming over broadband Internet connections, and wireless broadband and phone providers;

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

Changes in Internal Control Over Financial Reporting

Except as described below, there have not been any changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting. On February 29, 2012, the Company completed its acquisition of Insight and is in the process of integrating the acquired cable systems into the Company’s overall internal control over financial reporting process. See Note 4 to the accompanying consolidated financial statements for additional information on the Insight acquisition. Additionally, during the quarter ended March 31, 2012, the Company implemented a financial consolidation and reporting application, which is designed to increase efficiency of the financial reporting process and enhance the Company’s systems of internal controls.

TIME WARNER CABLE INC.

CONSOLIDATED BALANCE SHEET

(Unaudited)

	March 31, 2012	December 31, 2011
	(in millions)
ASSETS
Current assets:
Cash and equivalents	$2,629	$5,177
Receivables, less allowances of $52 million and $62 million as of March 31, 2012 and December 31, 2011, respectively	647	767
Deferred income tax assets	398	267
Other current assets	214	187

Total current assets	3,888	6,398
Investments	770	774
Property, plant and equipment, net	14,542	13,905
Intangible assets subject to amortization, net	635	228
Intangible assets not subject to amortization	26,197	24,272
Goodwill	2,817	2,247
Other assets	447	452

Total assets	$49,296	$48,276

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$352	$545
Deferred revenue and subscriber-related liabilities	202	169
Accrued programming expense	870	807
Current maturities of long-term debt	2,495	2,122
Other current liabilities	1,665	1,727

Total current liabilities	5,584	5,370
Long-term debt	24,344	24,320
Mandatorily redeemable preferred equity issued by a subsidiary	300	300
Deferred income tax liabilities, net	11,022	10,198
Other liabilities	520	551
Commitments and contingencies (Note 13)
TWC shareholders’ equity:
Common stock, $0.01 par value, 313.4 million and 315.0 million shares issued and outstanding as of March 31, 2012 and December 31, 2011, respectively	3	3
Additional paid-in capital	7,966	8,018
Retained earnings	100	68
Accumulated other comprehensive loss, net	(551)	(559)

Total TWC shareholders’ equity	7,518	7,530
Noncontrolling interests	8	7

Total equity	7,526	7,537

Total liabilities and equity	$49,296	$48,276

See accompanying notes.

TIME WARNER CABLE INC.

CONSOLIDATED STATEMENT OF OPERATIONS

(Unaudited)

	000000000000	000000000000
	Three Months Ended March 31,
	2012	2011
	(in millions, except per share data)
Revenues	$5,134	$4,827
Costs and expenses:
Costs of revenues(a)	2,404	2,272
Selling, general and administrative(a)	857	824
Depreciation	771	744
Amortization	15	6
Merger-related and restructuring costs	45	6

Total costs and expenses	4,092	3,852

Operating Income	1,042	975
Interest expense, net	(405)	(363)
Other expense, net	(3)	(30)

Income before income taxes	634	582
Income tax provision	(251)	(256)

Net income	383	326
Less: Net income attributable to noncontrolling interests	(1)	(1)

Net income attributable to TWC shareholders	$382	$325

Net income per common share attributable to TWC common shareholders:
Basic	$1.21	$0.94

Diluted	$1.20	$0.93

Average common shares outstanding:
Basic	313.9	343.5

Diluted	319.0	349.8

Cash dividends declared per share of common stock	$0.56	$0.48

(a)	Costs of revenues and selling, general and administrative expenses exclude depreciation.

See accompanying notes.

TIME WARNER CABLE INC.

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

(Unaudited)

	000000000000	000000000000
	Three Months Ended March 31,
	2012	2011
	(in millions)
Net income	$383	$326
Change in unrealized losses on pension benefit obligation, net of income tax provision of $4 million and $2 million for the three months ended March 31, 2012 and 2011, respectively	10	4
Change in deferred losses on cash flow hedges, net of income tax benefit of $1 million for the three months ended March 31, 2012	(1)	—

Other comprehensive income	9	4

Comprehensive income	392	330
Less: Comprehensive income attributable to noncontrolling interests	(1)	(1)

Comprehensive income attributable to TWC shareholders	$391	$329

See accompanying notes.

TIME WARNER CABLE INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

	000000000000	000000000000
	Three Months Ended March 31,
	2012	2011
	(in millions)
OPERATING ACTIVITIES
Net income	$383	$326
Adjustments for noncash and nonoperating items:
Depreciation	771	744
Amortization	15	6
Loss from equity investments, net of cash distributions	5	31
Deferred income taxes	113	201
Equity-based compensation expense	53	41
Excess tax benefit from equity-based compensation	(52)	(29)
Changes in operating assets and liabilities, net of acquisitions and dispositions:
Receivables	156	95
Accounts payable and other liabilities	(45)	(86)
Other changes	(16)	241

Cash provided by operating activities	1,383	1,570

INVESTING ACTIVITIES
Acquisitions and investments, net of cash acquired and distributions received	(1,395)	(8)
Capital expenditures	(706)	(663)
Other investing activities	8	16

Cash used by investing activities	(2,093)	(655)

FINANCING ACTIVITIES
Long-term debt repayments	(1,350)	—
Proceeds from exercise of stock options	79	66
Taxes paid in cash in lieu of shares issued for equity-based compensation	(39)	(17)
Excess tax benefit from equity-based compensation	52	29
Dividends paid	(179)	(167)
Repurchases of common stock	(356)	(831)
Other financing activities	(45)	(9)

Cash used by financing activities	(1,838)	(929)

Decrease in cash and equivalents	(2,548)	(14)
Cash and equivalents at beginning of period	5,177	3,047

Cash and equivalents at end of period	$2,629	$3,033

See accompanying notes.

TIME WARNER CABLE INC.

CONSOLIDATED STATEMENT OF EQUITY

(Unaudited)

	000000000000	000000000000	000000000000
	TWC Shareholders’ Equity	Non- controlling Interests	Total Equity
	(in millions)
Balance as of December 31, 2010	$9,210	$7	$9,217
Net income	325	1	326
Other comprehensive income	4	—	4

Comprehensive income	329	1	330
Equity-based compensation expense	41	—	41
Shares issued upon exercise of stock options	66	—	66
Taxes paid in lieu of shares issued for equity-based compensation	(17)	—	(17)
Cash dividend declared ($0.48 per common share)	(167)	—	(167)
Repurchase and retirement of common stock	(830)	—	(830)
Other changes	—	(1)	(1)

Balance as of March 31, 2011	$8,632	$7	$8,639

Balance as of December 31, 2011	$7,530	$7	$7,537
Net income	382	1	383
Other comprehensive income	9	—	9

Comprehensive income	391	1	392
Equity-based compensation expense	53	—	53
Excess tax benefit realized from equity-based compensation	37	—	37
Shares issued upon exercise of stock options	79	—	79
Taxes paid in lieu of shares issued for equity-based compensation	(39)	—	(39)
Cash dividend declared ($0.56 per common share)	(179)	—	(179)
Repurchase and retirement of common stock	(354)	—	(354)

Balance as of March 31, 2012	$7,518	$8	$7,526

See accompanying notes.

TIME WARNER CABLE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Description of Business

Time Warner Cable Inc. (together with its subsidiaries, “TWC” or the “Company”) is among the largest providers of video, high-speed data and voice services in the U.S., with technologically advanced, well-clustered cable systems located mainly in five geographic areas – New York State (including New York City), the Carolinas, Ohio and Kentucky, Southern California (including Los Angeles) and Texas. TWC offers its residential and business services customers video, high-speed data and voice services over its broadband cable systems. TWC’s business services also include networking and transport services (including cell tower backhaul services) and, through its wholly owned subsidiary, NaviSite, Inc. (“NaviSite”), managed and outsourced information technology solutions and cloud services. TWC also sells advertising to a variety of national, regional and local customers.

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

Reclassifications

Certain reclassifications have been made to the prior year financial information to conform to the current year presentation, the most significant of which was the revised presentation of the Company’s revenues during the second quarter of 2011. This reclassification had no impact on the Company’s total revenues for the three months ended March 31, 2011.

Interim Financial Statements

The consolidated financial statements are unaudited; however, in the opinion of management, they contain all the adjustments (consisting of those of a normal recurring nature) considered necessary to present fairly the financial position, results of operations and cash flows for the periods presented in conformity with GAAP applicable to interim periods. The consolidated financial statements should be read in conjunction with the audited consolidated financial statements of TWC included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

TIME WARNER CABLE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

2.	RECENT ACCOUNTING STANDARDS

Accounting Standards Adopted in 2012

Fair Value Measurements and Related Disclosures

In May 2011, the FASB issued authoritative guidance that provides a uniform framework for fair value measurements and related disclosures between GAAP and International Financial Reporting Standards. Additional disclosure requirements under this guidance include: (1) for Level 3 fair value measurements, quantitative information about unobservable inputs used, a description of the valuation processes used by the entity, and a qualitative discussion about the sensitivity of the measurements to changes in the unobservable inputs; (2) for an entity’s use of a nonfinancial asset that is different from the asset’s highest and best use, the reason for the difference; (3) for financial instruments not measured at fair value but for which disclosure of fair value is required, the fair value hierarchy level in which the fair value measurements were determined; and (4) the disclosure of all transfers between Level 1 and Level 2 of the fair value hierarchy. This guidance became effective for TWC on January 1, 2012 and did not have a material impact on the Company’s consolidated financial statements.

Testing Goodwill for Impairment

In September 2011, the FASB issued authoritative guidance that allows an entity to use a qualitative approach to test goodwill for impairment. Under this guidance, an entity has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. In addition, an entity has the option to bypass the qualitative assessment for any reporting unit in any period and proceed directly to performing the first step of the two-step goodwill impairment test. This guidance will be effective for TWC’s goodwill impairment test performed as of July 1, 2012 and is not expected to have a material impact on the Company’s consolidated financial statements.

3.	EARNINGS PER SHARE

Basic net income per common share attributable to TWC common shareholders is determined using the two-class method and is computed by dividing net income attributable to TWC common shareholders by the weighted average of common shares outstanding during the period. The two-class method is an earnings allocation formula that determines income per share for each class of common stock and participating security according to dividends declared and participation rights in undistributed earnings. Diluted net income per common share attributable to TWC common shareholders reflects the more dilutive earnings per share amount calculated using the treasury stock method or the two-class method.

TIME WARNER CABLE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Set forth below is a reconciliation of net income attributable to TWC common shareholders per basic and diluted common share (in millions, except per share data):

	000000000000	000000000000
	Three Months Ended March 31,
	2012	2011
Net income attributable to TWC shareholders	$382	$325
Less: Net income allocated to participating securities(a)	(3)	(3)

Net income attributable to TWC common shareholders	$379	$322

Average basic common shares outstanding	313.9	343.5
Dilutive effect of nonparticipating equity awards	2.3	3.0
Dilutive effect of participating equity awards(a)	2.8	3.3

Average diluted common shares outstanding	319.0	349.8

Net income per common share attributable to TWC common shareholders:
Basic	$1.21	$0.94

Diluted	$1.20	$0.93

(a)	The Company’s restricted stock units granted to employees and non-employee directors are considered participating securities with respect to regular quarterly cash dividends.

Diluted net income per common share attributable to TWC common shareholders for the three months ended March 31, 2012 and 2011 excludes 2.7 million and 1.9 million common shares, respectively, that may be issued under the Company’s equity-based compensation plans because they do not have a dilutive effect.

4.	INSIGHT ACQUISITION

On February 29, 2012, TWC completed its acquisition of Insight Communications Company, Inc. and its subsidiaries (“Insight”) for $1.335 billion in cash, net of cash acquired, and repaid $1.164 billion outstanding under Insight’s senior secured credit facility (including accrued interest), and terminated the facility. As a result, Insight is a direct wholly owned subsidiary of TWC that operates cable systems in Kentucky, Indiana and Ohio. Additionally, on March 30, 2012, a portion of Insight’s $495 million in aggregate principal amount of senior notes due 2018 were redeemed for $193 million in cash (including premiums and accrued interest) and, on April 2, 2012, the remainder of the outstanding notes were redeemed for $386 million in cash (including premiums and accrued interest). The financial results for Insight, which served subscribers representing approximately 1.6 million primary service units as of the acquisition date, have been included in the Company’s consolidated financial statements from the acquisition date and did not significantly impact the Company’s consolidated financial results for the three months ended March 31, 2012.

The preliminary purchase price allocation is as follows (in millions):

000000000000
Property, plant and equipment (primarily distribution systems)	$845
Intangible assets subject to amortization (primarily customer relationships)(a)	406
Intangible assets not subject to amortization (cable franchise rights)	1,933
Goodwill	568
Other current and noncurrent assets	182
Long-term debt	(1,734)
Deferred income tax liabilities, net	(707)
Other current and noncurrent liabilities	(158)

Total purchase price	$1,335

(a)	The weighted-average amortization period for acquired customer relationships is approximately 6 years.

The allocation of the purchase price, which primarily used a discounted cash flow approach with respect to identified intangible assets and a combination of the cost and market approaches with respect to property, plant and equipment, is being finalized. The discounted cash flow approach was based upon management’s estimates of future cash flows and a discount rate consistent with the inherent risk of each of the acquired assets.

TIME WARNER CABLE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

5.	WIRELESS-RELATED AGREEMENTS

On December 2, 2011, SpectrumCo, LLC (“SpectrumCo”), a joint venture between TWC, Comcast Corporation (“Comcast”) and Bright House Networks, LLC (“Bright House”) that holds advanced wireless spectrum (“AWS”) licenses, entered into an agreement pursuant to which SpectrumCo will sell its AWS licenses to Cellco Partnership (doing business as Verizon Wireless), a joint venture between Verizon Communications Inc. and Vodafone Group Plc, for $3.6 billion in cash. Upon closing, TWC, which owns 31.2% of SpectrumCo, will be entitled to receive approximately $1.1 billion. This transaction, which is subject to certain regulatory approvals and customary closing conditions, is expected to close during 2012. On February 9, 2012, Comcast and Verizon Wireless received a Request for Additional Information and Documentary Materials from the U.S. Department of Justice in connection with their required notification filed under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and, on March 8, 2012, TWC, Comcast, Bright House and Verizon Wireless received a supplemental document and information request from the Federal Communications Commission (the “FCC”) in connection with the FCC’s review of the license transfer application.

On December 2, 2011, TWC, Comcast, Bright House and Verizon Wireless also entered into agency agreements that allow the cable companies to sell Verizon Wireless-branded wireless service, and Verizon Wireless to sell each cable company’s services. During the second quarter of 2012, the Company and Verizon Wireless began selling each other’s products and services under the agency agreements in several cities. After a four-year period, subject to certain conditions, the cable companies will have the option to offer wireless service under their own brands utilizing Verizon Wireless’ network. In addition, the parties entered into an agreement that provides for the creation of an innovation technology joint venture to better integrate wireless and cable services. On January 13, 2012, TWC received a civil investigative demand from the U.S. Department of Justice requesting additional information about these agreements and, on March 8, 2012, the FCC initiated an inquiry about the agency agreements.

Upon the closing of the SpectrumCo transaction, the Company expects to record a pretax gain of approximately $430 million (approximately $260 million on an after-tax basis), which will be included in other income (expense), net, in the Company’s consolidated statement of operations. Additionally, in the quarter in which the SpectrumCo transaction closes, the Company expects to record a noncash income tax benefit of approximately $45 million related to an adjustment to the Company’s valuation allowance for deferred income tax assets associated with its investment in Clearwire Communications LLC (“Clearwire Communications”).

6.	REVOLVING CREDIT FACILITY AND COMMERCIAL PAPER PROGRAM

As of March 31, 2012, the Company has a $4.0 billion senior unsecured three-year revolving credit facility maturing in November 2013 (the “Revolving Credit Facility”). TWC’s unused committed financial capacity was $6.485 billion as of March 31, 2012, reflecting $2.629 billion of cash and equivalents and $3.856 billion of available borrowing capacity under the Revolving Credit Facility. TWC expects to enter into a new $3.5 billion senior unsecured five-year revolving credit facility during the second quarter of 2012 to replace the Revolving Credit Facility. TWC also expects to reduce its unsecured commercial paper program.

TIME WARNER CABLE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

7.	DERIVATIVE FINANCIAL INSTRUMENTS

The fair values of the assets and liabilities associated with the Company’s derivative financial instruments recorded in the consolidated balance sheet as of March 31, 2012 and December 31, 2011 were as follows (in millions):

	000000000000	000000000000	000000000000	000000000000
	Assets		Liabilities
	March 31, 2012	December 31, 2011	March 31, 2012	December 31, 2011
Interest rate swaps(a)	$281	$297	$8	$—
Cross-currency swaps(b)	—	—	41	67
Equity award reimbursement obligation(b)	—	—	18	22

Total	$281	$297	$67	$89

(a)

The fair values of the assets/liabilities associated with interest rate swaps are classified as current or noncurrent in the consolidated balance sheet based on the maturity date of the interest rate swap contract. Of the total interest rate swaps asset recorded as of March 31, 2012 and December 31, 2011, $8 million and $14 million, respectively, is recorded in other current assets in the consolidated balance sheet. Of the total interest rate swaps liability recorded as of March 31, 2012, $8 million is recorded in other liabilities in the consolidated balance sheet.

(b)

The fair values of the liabilities associated with cross-currency swaps and the equity award reimbursement obligation are recorded in other liabilities and other current liabilities, respectively, in the consolidated balance sheet.

Fair Value Hedges

The Company uses interest rate swaps to manage interest rate risk by effectively converting fixed-rate debt into variable-rate debt. Under such contracts, the Company is entitled to receive semi-annual interest payments at fixed rates and is required to make semi-annual interest payments at variable rates, without exchange of the underlying principal amount. Such contracts are designated as fair value hedges. The Company recognizes no gain or loss related to its interest rate swaps because the changes in the fair values of such instruments are completely offset by the changes in the fair values of the hedged fixed-rate debt. The following table summarizes the terms of the Company’s existing fixed to variable interest rate swaps as of March 31, 2012 and December 31, 2011:

	000000000000	000000000000
	March 31, 2012	December 31, 2011
Maturities	2012-2018	2012-2017
Notional amount (in millions)	$9,050	$7,850
Average pay rate (variable based on LIBOR plus variable margins)	4.41%	4.34%
Average receive rate (fixed)	6.40%	6.34%
Estimated fair value interest rate swaps asset, net (in millions)	$273	$297

Cash Flow Hedges

The Company uses cross-currency swaps to manage foreign exchange risk related to foreign currency denominated debt by effectively converting foreign currency denominated debt, including annual interest payments and the payment of principal at maturity, to U.S. dollar denominated debt. Such contracts are designated as cash flow hedges. During the second quarter of 2011, the Company entered into cross-currency swaps to effectively convert its £625 million aggregate principal amount fixed-rate British pound sterling denominated debt, including annual interest payments and the payment of principal at maturity, to fixed-rate U.S. dollar denominated debt. The cross-currency swaps have maturities extending through June 2031. As of March 31, 2012 and December 31, 2011, the fair value of cross-currency swaps was $41 million and $67 million, respectively. During the three months ended March 31, 2012, the Company recognized deferred gains of $26 million in accumulated other comprehensive loss, net, related to the change in the fair value of cross-currency swaps and reclassified $28 million from accumulated other comprehensive loss, net, to other expense, net, to offset the $28 million re-measurement loss recognized on the British pound sterling denominated debt. Any ineffectiveness related to the Company’s cash flow hedges has been and is expected to be immaterial.

TIME WARNER CABLE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Equity Award Reimbursement Obligation

Upon the exercise of Time Warner Inc. (“Time Warner”) stock options held by TWC employees, TWC is obligated to reimburse Time Warner for the excess of the market price of Time Warner common stock on the day of exercise over the option exercise price (the “intrinsic” value of the award). The Company records the equity award reimbursement obligation at fair value in other current liabilities in the consolidated balance sheet, which is estimated using the Black-Scholes model. The change in the equity award reimbursement obligation fluctuates primarily with the fair value and expected volatility of Time Warner common stock and changes in fair value are recorded in other expense, net, in the period of change. As of March 31, 2012, the weighted-average remaining contractual term of outstanding Time Warner stock options held by TWC employees was 1.67 years. Changes in the fair value of the equity award reimbursement obligation are discussed in Note 8 below.

8.	FAIR VALUE MEASUREMENTS

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The fair values of derivative financial instruments classified as assets and liabilities as of March 31, 2012 and December 31, 2011 were as follows (in millions):

	000000000000	000000000000	000000000000	000000000000	000000000000	000000000000
	March 31, 2012			December 31, 2011
	Fair Value Measurements			Fair Value Measurements
	Fair Value	Level 2	Level 3	Fair Value	Level 2	Level 3
Assets:
Interest rate swaps	$281	$281	$—	$297	$297	$—

Total	$281	$281	$—	$297	$297	$—

Liabilities:
Interest rate swaps	$8	$8	$—	$—	$—	$—
Cross-currency swaps	41	41	—	67	67	—
Equity award reimbursement obligation	18	—	18	22	—	22

Total	$67	$49	$18	$89	$67	$22

The fair value of interest rate swaps, classified as Level 2, utilized a DCF analysis based on the terms of the contract and an interest rate curve, and incorporates the credit risk of the Company and each counterparty. The fair value of cross-currency swaps, classified as Level 2, utilized a DCF analysis based on forward interest and exchange rates, and incorporates the credit risk of the Company and each counterparty. The fair value of the equity award reimbursement obligation, classified as Level 3, utilized a Black-Scholes option pricing model to determine the estimated weighted-average fair value of Time Warner stock options outstanding, which was $5.42 per option as of March 31, 2012. The weighted-average assumptions used in the Black-Scholes model were as follows: expected volatility of Time Warner common stock of 26.17%, expected term of 1.39 years, risk-free rate of 0.22% and expected dividend yield of 2.80%.

Changes in the fair value of the equity award reimbursement obligation, valued using significant unobservable inputs (Level 3), are presented below (in millions):

000000000000
Balance as of December 31, 2010	$20
Loss recognized in other expense, net	5
Payments to Time Warner for awards exercised	(3)

Balance as of December 31, 2011	22
Gain recognized in other expense, net	(3)
Payments to Time Warner for awards exercised	(1)

Balance as of March 31, 2012	$18

TIME WARNER CABLE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

The Company’s assets measured at fair value on a nonrecurring basis include equity-method investments, long-lived assets, indefinite-lived intangible assets and goodwill. The Company reviews the carrying amounts of such assets whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable or at least annually as of July 1 for indefinite-lived intangible assets and goodwill. Any resulting asset impairment would require that the instrument be recorded at its fair value.

Fair Value of Other Financial Instruments

The Company’s other financial instruments not measured at fair value on a recurring basis include cash and equivalents, receivables, accounts payable, accrued liabilities, long-term debt not subject to fair value hedge accounting and mandatorily redeemable preferred equity and are reflected in the consolidated financial statements at cost. With the exception of long-term debt and mandatorily redeemable preferred equity, cost approximates fair value for these instruments due to their short-term nature. The carrying value and related estimated fair value of the Company’s long-term debt, excluding capital leases, and mandatorily redeemable preferred equity was $27.111 billion and $31.133 billion, respectively, as of March 31, 2012 and $26.727 billion and $30.445 billion, respectively, as of December 31, 2011. Estimated fair values for long-term debt and mandatorily redeemable preferred equity have generally been determined by reference to the market value of the instrument as quoted on a national securities exchange or in an over-the-counter market. In cases where a quoted market value is not available, fair value is based on an estimate using present value or other valuation techniques.

9.	TWC SHAREHOLDERS’ EQUITY

Common Stock Repurchase Program

On January 25, 2012, the Company’s Board of Directors increased the remaining authorization ($758 million as of January 25, 2012) under its existing $4.0 billion common stock repurchase program (the “Stock Repurchase Program”) to an aggregate of up to $4.0 billion of TWC common stock effective January 26, 2012. Purchases under the Stock Repurchase Program may be made from time to time on the open market and in privately negotiated transactions. The size and timing of the Company’s purchases under the Stock Repurchase Program are based on a number of factors, including TWC’s common stock price, as well as business and market conditions. From January 1, 2012 through March 31, 2012, the Company repurchased 4.8 million shares of TWC common stock for $354 million, including 0.2 million shares repurchased for $16 million that settled in April 2012. As of March 31, 2012, the Company had $3.743 billion remaining under the Stock Repurchase Program.

Changes in Common Stock

Changes in the Company’s common stock from January 1 through March 31 are presented below (in millions):

	000000000000	000000000000
	2012	2011
Balance at beginning of period	315.0	348.3
Shares issued under equity-based compensation plans	3.2	2.4
Repurchase and retirement of common stock	(4.8)	(12.0)

Balance at end of period	313.4	338.7

10.	EQUITY-BASED COMPENSATION

The Company has one active equity plan (the “2011 Plan”) under which TWC is authorized to grant restricted stock units (“RSUs”) and options to purchase shares of TWC common stock to its employees and non-employee directors. As of March 31, 2012, the 2011 Plan provides for the issuance of up to 20.0 million shares of TWC common stock, of which 15.4 million shares were available for grant.

TIME WARNER CABLE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Equity-based compensation expense recognized for the three months ended March 31, 2012 and 2011 was as follows (in millions):

	000000000000	000000000000
	Three Months Ended March 31,
	2012	2011
Restricted stock units	$32	$26
Stock options	21	15

Total equity-based compensation expense	$53	$41

Restricted Stock Units

For the three months ended March 31, 2012, TWC granted 1.430 million RSUs at a weighted-average grant date fair value of $77.02 per RSU, including 194,000 RSUs subject to performance-based vesting conditions (“PBUs”) at a weighted-average grant date fair value of $77.04 per PBU. For the three months ended March 31, 2011, TWC granted 1.353 million RSUs at a weighted-average grant date fair value of $72.04 per RSU, including 158,000 PBUs at a weighted-average grant date fair value of $72.05 per PBU. Total unrecognized compensation cost related to unvested RSUs as of March 31, 2012, without taking into account expected forfeitures, was $198 million, which the Company expects to recognize over a weighted-average period of 3.05 years.

RSUs, including PBUs, generally vest equally on each of the third and fourth anniversary of the grant date, subject to continued employment and, in the case of PBUs, subject to the satisfaction and certification of the applicable performance conditions. RSUs provide for accelerated vesting upon the grantee’s termination of employment after reaching a specified age and years of service and, in the case of PBUs, subject to the satisfaction and certification of the applicable performance conditions. PBUs are subject to forfeiture if the applicable performance condition is not satisfied. RSUs awarded to non-employee directors are not subject to vesting or forfeiture restrictions and the shares underlying the RSUs will generally be issued in connection with a director’s termination of service as a director. Pursuant to the directors’ compensation program, certain directors with more than three years of service on the Board of Directors have elected an in-service vesting period for a portion of their RSU awards. Holders of RSUs are generally entitled to receive cash dividend equivalents or retained distributions related to regular cash dividends or other distributions, respectively, paid by TWC. In the case of PBUs, the receipt of the dividend equivalents is subject to the satisfaction and certification of the applicable performance conditions. Retained distributions are subject to the vesting requirements of the underlying RSUs.

Stock Options

For the three months ended March 31, 2012, TWC granted 3.009 million stock options at a weighted-average grant date fair value of $16.85 per option, including 372,000 stock options subject to performance-based vesting conditions (“PBOs”) at a weighted-average grant date fair value of $16.85 per PBO. For the three months ended March 31, 2011, TWC granted 2.194 million stock options at a weighted-average grant date fair value of $18.95 per option, including 262,000 PBOs at a weighted-average grant date fair value of $19.08 per PBO. Total unrecognized compensation cost related to unvested stock options as of March 31, 2012, without taking into account expected forfeitures, is $78 million, which the Company expects to recognize over a weighted-average period of 2.98 years.

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

TIME WARNER CABLE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The table below presents the assumptions used to value stock options at their grant date for the three months ended March 31, 2012 and 2011 and reflects the weighted average of all awards granted within each period:

	000000000000	000000000000
	Three Months Ended March 31,
	2012	2011
Expected volatility	30.03%	31.21%
Expected term to exercise from grant date (in years)	6.43	6.40
Risk-free rate	1.35%	2.81%
Expected dividend yield	2.91%	2.66%

11.	PENSION COSTS

TWC sponsors two qualified noncontributory defined benefit pension plans – Time Warner Cable Pension Plan (the “TWC Pension Plan”) and Time Warner Cable Union Pension Plan (the “Union Pension Plan” and, together with the TWC Pension Plan, the “qualified pension plans”) – that together provide pension benefits to a majority of the Company’s employees. TWC also provides a nonqualified noncontributory defined benefit pension plan for certain employees (the “nonqualified pension plan” and, together with the qualified pension plans, the “pension plans”). Pension benefits are based on formulas that reflect the employees’ years of service and compensation during their employment period. TWC uses a December 31 measurement date for the pension plans. A summary of the components of net periodic benefit costs for the three months ended March 31, 2012 and 2011 is as follows (in millions):

	000000000000	000000000000
	Three Months Ended March 31,
	2012	2011
Service cost	$42	$32
Interest cost	33	28
Expected return on plan assets	(44)	(37)
Amounts amortized	14	6

Net periodic benefit costs	$45	$29

After considering the funded status of the qualified pension plans, movements in the discount rate, investment performance and related tax consequences, the Company may choose to make contributions to the qualified pension plans in any given year. The Company was not required to make any cash contributions to the qualified pension plans during the three months ended March 31, 2012, but may make discretionary cash contributions to the pension plans during 2012. For the Company’s nonqualified plan, contributions will continue to be made to the extent benefits are paid. Contributions to the nonqualified pension plan are expected to be $4 million in 2012, of which $1 million was contributed during the three months ended March 31, 2012.

TIME WARNER CABLE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

12.	MERGER-RELATED AND RESTRUCTURING COSTS

Merger-related Costs

For the three months ended March 31, 2012, the Company incurred merger-related costs of $35 million primarily due to severance costs and legal and professional fees in connection with the Insight acquisition. The Company expects to incur additional merger-related costs of approximately $35 million during 2012 related to the Insight acquisition. Information relating to merger-related costs incurred in connection with the Insight acquisition is as follows (in millions):

	000000000000	000000000000	000000000000
	Employee Termination Costs	Other Costs	Total
Costs incurred	$16	$19	$35
Cash paid	(1)	(17)	(18)

Remaining liability as of March 31, 2012(a)	$15	$2	$17

(a)

Of the remaining liability as of March 31, 2012, $13 million is classified as a current liability, with the remaining amount classified as a noncurrent liability in the consolidated balance sheet. Amounts are expected to be paid through January 2015.

Restructuring Costs

Beginning in the first quarter of 2009, the Company began a restructuring to improve operating efficiency, primarily related to employee terminations and other exit costs. Through March 31, 2012, the Company incurred costs of $203 million and made payments of $186 million related to this restructuring. Through December 31, 2011, the Company terminated approximately 2,975 employees and terminated approximately 330 additional employees during the three months ended March 31, 2012. The Company expects to incur additional restructuring costs during 2012 in connection with various initiatives intended to improve operating efficiency, primarily related to employee terminations. Information relating to restructuring costs is as follows (in millions):

	000000000000	000000000000	000000000000
	Employee Termination Costs	Other Exit Costs	Total
Remaining liability as of December 31, 2010	$14	$8	$22
Costs incurred(a)	44	16	60
Cash paid(b)	(29)	(20)	(49)

Remaining liability as of December 31, 2011	29	4	33
Costs incurred	8	2	10
Cash paid	(23)	(3)	(26)

Remaining liability as of March 31, 2012(c)	$14	$3	$17

(a)	Of the total costs incurred in 2011, $6 million was incurred during the three months ended March 31, 2011.
(b)	Of the total cash paid in 2011, $12 million was paid during the three months ended March 31, 2011.
(c)

Of the remaining liability as of March 31, 2012, $16 million is classified as a current liability, with the remaining amount classified as a noncurrent liability in the consolidated balance sheet. Amounts are expected to be paid through March 2014.

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

TIME WARNER CABLE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

The Company is the defendant in In re: Set-Top Cable Television Box Antitrust Litigation, ten purported class actions filed in federal district courts throughout the U.S. These actions are subject to a Multidistrict Litigation (“MDL”) Order transferring the cases for pretrial proceedings to the U.S. District Court for the Southern District of New York. On July 26, 2010, the plaintiffs filed a third amended consolidated class action complaint (the “Third Amended Complaint”), alleging that the Company violated Section 1 of the Sherman Antitrust Act, various state antitrust laws and state unfair/deceptive trade practices statutes by tying the sales of premium cable television services to the leasing of set-top converter boxes. The plaintiffs are seeking, among other things, unspecified treble monetary damages and an injunction to cease such alleged practices. On September 30, 2010, the Company filed a motion to dismiss the Third Amended Complaint, which the court granted on April 8, 2011. On June 17, 2011, the plaintiffs appealed this decision to the U.S. Court of Appeals for the Second Circuit. The Company intends to defend against this lawsuit vigorously, but is unable to predict the outcome of this lawsuit or reasonably estimate a range of possible loss.

On August 9, 2010, the plaintiffs in Michelle Downs and Laurie Jarrett, et al. v. Insight Communications Company, L.P. filed a second amended complaint in the U.S. District Court for the Western District of Kentucky, as a purported class action, alleging that Insight Communications Company, L.P. violated Section 1 of the Sherman Antitrust Act by tying the sales of premium cable television services to the leasing of set-top converter boxes, which is similar to the federal claim in In re: Set-Top Cable Television Box Antitrust Litigation. The plaintiffs are seeking, among other things, unspecified treble monetary damages and an injunction to cease such alleged practices. The Company intends to defend against this lawsuit vigorously, but is unable to predict the outcome of this lawsuit or reasonably estimate a range of possible loss.

On November 14, 2008, the plaintiffs in Mark Swinegar, et al. v. Time Warner Cable Inc., filed a second amended complaint in the Los Angeles County Superior Court, as a purported class action, alleging that the Company provided to and charged the plaintiffs for equipment that they had not affirmatively requested in violation of the proscription in the Cable Consumer Protection and Competition Act of 1992 (the “Cable Act”) against “negative option billing” and that such violation was an unlawful act or practice under California’s Unfair Competition Law (the “UCL”). The plaintiffs are seeking restitution under the UCL and attorneys’ fees. On February 23, 2009, the court denied the Company’s motion to dismiss the second amended complaint and, on July 29, 2010, the court denied the Company’s motion for summary judgment. On October 7, 2010, the Company filed a petition for a declaratory ruling with the Federal Communications Commission (“FCC”) requesting that the FCC determine whether the Company’s general ordering process complies with the Cable Act’s “negative option billing” restriction. On March 1, 2011, the FCC issued a declaratory ruling finding that informed consent is adequate to satisfy the requirements under the Cable Act. On March 29, 2011, the Los Angeles County Superior Court vacated its prior summary judgment ruling and, on May 12, 2011, the court granted the Company’s motion for summary judgment. On June 13, 2011, the plaintiffs filed a motion for reconsideration of the decision, which the court denied on July 28, 2011. On September 26, 2011, the plaintiffs filed a notice of appeal to the California Court of Appeals for the Second District. The Company intends to defend against this lawsuit vigorously, but is unable to predict the outcome of this lawsuit or reasonably estimate a range of possible loss.

On September 20, 2007, Brantley, et al. v. NBC Universal, Inc., et al. was filed in the U.S. District Court for the Central District of California against the Company. The complaint, which also named as defendants several other cable and satellite providers (collectively, the “distributor defendants”) as well as programming content providers (collectively, the “programmer defendants”), alleged violations of Sections 1 and 2 of the Sherman Antitrust Act. Among other things, the complaint alleged coordination between and among the programmer defendants to sell and/or license programming on a “bundled” basis to the distributor defendants, who in turn purportedly offer that programming to subscribers in packaged tiers, rather than on a per channel (or “à la carte”) basis. The plaintiffs, who seek to represent a purported nationwide class of cable and satellite subscribers, are seeking, among other things, unspecified treble monetary damages and an injunction to compel the offering of channels to subscribers on an “à la carte” basis. On December 3, 2007, the plaintiffs filed an amended

TIME WARNER CABLE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

complaint in this action that, among other things, dropped the Section 2 claims and all allegations of horizontal coordination. On October 15, 2009, the district court granted with prejudice a motion by the distributor defendants and the programmer defendants to dismiss the plaintiffs’ third amended complaint, terminating the action. On April 19, 2010, the plaintiffs appealed this decision to the U.S. Court of Appeals for the Ninth Circuit and, on June 3, 2011, the court reaffirmed the district court’s decision. On July 7, 2011, the plaintiffs filed a petition for en banc rehearing and, on October 31, 2011, the U.S. Court of Appeals for the Ninth Circuit withdrew the June 3, 2011 decision and directed that the appellate panel be reconstituted to consider the plaintiffs’ appeal. On March 30, 2012, a reconstituted panel affirmed the district court’s dismissal of the plaintiff’s third amended complaint and, on April 10, 2012, the plaintiffs filed another petition for en banc rehearing. The Company intends to defend against this lawsuit vigorously, but is unable to predict the outcome of this lawsuit or reasonably estimate a range of possible loss.

On August 7, 2009, the plaintiffs in Jessica Fink and Brett Noia, et al. v. Time Warner Cable Inc., filed an amended complaint in a purported class action in the U.S. District Court for the Southern District of New York alleging that the Company uses a throttling technique which intentionally delays and/or blocks a user’s high-speed data service. The plaintiffs are seeking unspecified monetary damages, injunctive relief and attorneys’ fees. On September 6, 2011, the district court partially granted the Company’s motion for summary judgment and/or for partial judgment on the pleadings, but denied the motion as to two claims under the Computer Fraud and Abuse Act of 1986 (“CFAA”) and one common law fraud claim. On October 28, 2011, the district court granted the Company’s motion for reconsideration and dismissed the CFAA claims with prejudice. On September 30, 2011, the plaintiffs filed a second amended complaint and, on December 23, 2011, the district court granted with prejudice the Company’s motion to dismiss the plaintiffs’ second amended complaint, terminating the action. On January 23, 2012, the plaintiffs appealed this decision to the U.S. Court of Appeals for the Second Circuit. The Company intends to defend against this lawsuit vigorously, but is unable to predict the outcome of this lawsuit or reasonably estimate a range of possible loss.

Certain Patent Litigation

On December 19, 2011, Sprint Communications L.P. filed a complaint in the U.S. District Court for the District of Kansas alleging that the Company infringes 12 patents purportedly relating to Voice over Internet Protocol (“VoIP”) services. The plaintiff is seeking unspecified monetary damages as well as injunctive relief. The Company intends to defend against this lawsuit vigorously, but is unable to predict the outcome of this lawsuit or reasonably estimate a range of possible loss.

On September 1, 2006, Ronald A. Katz Technology Licensing, L.P. (“Katz”) filed a complaint in the U.S. District Court for the District of Delaware alleging that the Company and several other cable operators, among other defendants, infringe 18 patents purportedly relating to the Company’s customer call center operations and/or voicemail services. The plaintiff is seeking unspecified monetary damages as well as injunctive relief. On March 20, 2007, this case, together with other lawsuits filed by Katz, was made subject to a MDL Order transferring the cases for pretrial proceedings to the U.S. District Court for the Central District of California. In April 2008, TWC and other defendants filed “common” motions for summary judgment, which argued, among other things, that a number of claims in the patents at issue are invalid under Sections 112 and 103 of the Patent Act. On June 19, 2008 and August 4, 2008, the court issued orders granting, in part, and denying, in part, those motions. The defendants filed additional individual motions for summary judgment in August 2008, which argued, among other things, that the defendants’ respective products do not infringe the surviving claims in the plaintiff’s patents. On August 13, 2009, the district court found one additional patent invalid, but denied the defendants’ motions for summary judgment on three remaining patents and, on October 27, 2009, the district court denied the defendants’ requests for reconsideration of the decision. Based on motions for summary judgment brought by other defendants, the district court found, in decisions on January 29, 2010 and December 3, 2010, two of the three remaining patents invalid with respect to those defendants. The Company intends to defend against this lawsuit vigorously, but is unable to predict the outcome of this lawsuit or reasonably estimate a range of possible loss.

On June 1, 2006, Rembrandt Technologies, LP (“Rembrandt”) filed a complaint in the U.S. District Court for the Eastern District of Texas alleging that the Company and a number of other cable operators infringed several patents purportedly relating to a variety of technologies, including high-speed data and IP-based telephony services. In addition, on September 13, 2006, Rembrandt filed a complaint in the U.S. District Court for the Eastern District of Texas alleging that the Company infringed several patents purportedly relating to “high-speed cable modem internet products and services.” The plaintiff is seeking unspecified monetary damages as well as injunctive relief. On June 18, 2007, these cases, along with other lawsuits filed by Rembrandt, were made subject to an MDL Order transferring the cases for pretrial proceedings to the U.S. District

TIME WARNER CABLE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Court for the District of Delaware. In November 2008, the district court issued its claims construction orders. In response to these orders, the plaintiff withdrew its claims relating to the alleged infringement of eight patents purportedly relating to high-speed data and IP-based telephony services. On September 7, 2011, the district court granted summary judgment on Rembrandt’s one remaining claim and, on September 28, 2011, Rembrandt appealed the decision to the U.S. Court of Appeals for the Federal Circuit. The Company intends to defend against this lawsuit vigorously, but is unable to predict the outcome of this lawsuit or reasonably estimate a range of possible loss.

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

Certain Environmental Matters

The California Attorney General and the Alameda County, California District Attorney are investigating whether certain of the Company’s waste disposal policies, procedures and practices are in violation of the California Business and Professions Code and the California Health and Safety Code. These entities have not specified the relief that may be sought. The Company is unable to predict the outcome of this investigation or reasonably estimate a range of possible loss.

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

14.	ADDITIONAL FINANCIAL INFORMATION

Other Current Liabilities

Other current liabilities as of March 31, 2012 and December 31, 2011 consisted of (in millions):

	March 31, 2012	December 31, 2011
Accrued interest	$535	$585
Accrued compensation and benefits	277	360
Accrued insurance	162	158
Accrued sales and other taxes	159	84
Accrued franchise fees	151	164
Accrued rent	42	38
Other accrued expenses	339	338

Total other current liabilities	$1,665	$1,727

TIME WARNER CABLE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Revenues

Revenues for the three months ended March 31, 2012 and 2011 consisted of (in millions):

	Three Months Ended March 31,
	2012	2011
Residential services	$4,433	$4,259
Business services	429	312
Advertising	211	197
Other	61	59

Total revenues	$5,134	$4,827

Interest Expense, Net

Interest expense, net, for the three months ended March 31, 2012 and 2011 consisted of (in millions):

	Three Months Ended March 31,
	2012	2011
Interest expense	$(407)	$(365)
Interest income	2	2

Interest expense, net	$(405)	$(363)

Other Expense, Net

Other expense, net, for the three months ended March 31, 2012 and 2011 consisted of (in millions):

	Three Months Ended March 31,
	2012	2011
Income (loss) from equity-method investments, net	$4	$(25)
Gain (loss) on equity award reimbursement obligation to Time Warner	3	(5)
Other investment losses(a)	(10)	—

Other expense, net	$(3)	$(30)

(a)

Other investment losses for 2012 represents an impairment of the Company’s investment in Canoe Ventures LLC (“Canoe”), an equity-method investee engaged in the development of advanced advertising platforms. The impairment was recognized as a result of Canoe’s announcement during the first quarter of 2012 of a restructuring that will significantly curtail its operations.

Related Party Transactions

Income (expense) resulting from transactions with related parties for the three months ended March 31, 2012 and 2011 is as follows (in millions):

	Three Months Ended March 31,
	2012	2011
Revenues	$2	$3
Costs of revenues	(61)	(64)

TIME WARNER CABLE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Supplemental Cash Flow Information

Additional financial information with respect to cash (payments) and receipts for the three months ended March 31, 2012 and 2011 is as follows (in millions):

	Three Months Ended March 31,
	2012	2011
Cash paid for interest	$(508)	$(442)
Interest income received(a)	43	43

Cash paid for interest, net	$(465)	$(399)

Cash paid for income taxes	$(20)	$(13)
Cash refunds of income taxes	1	271

Cash (paid for) refunds of income taxes, net	$(19)	$258

(a)	Interest income received includes amounts received under interest rate swaps.

The consolidated statement of cash flows for the three months ended March 31, 2012 and 2011 does not reflect $16 million and $42 million, respectively, of common stock repurchases that were included in other current liabilities as of March 31, 2012 and 2011, respectively, for which payment was made in April 2012 and 2011, respectively.

15.	CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

TWE and TW NY Cable Holding Inc. (“TW NY” and, together with TWE, the “Guarantor Subsidiaries”) are subsidiaries of Time Warner Cable Inc. (the “Parent Company”). The Guarantor Subsidiaries have fully and unconditionally, jointly and severally, directly or indirectly, guaranteed the debt issued by the Parent Company in its 2007 registered exchange offer and subsequent public offerings. The Parent Company owns all of the voting interests, directly or indirectly, of both TWE and TW NY.

The Securities and Exchange Commission’s rules require that condensed consolidating financial information be provided for subsidiaries that have guaranteed debt of a registrant issued in a public offering, where each such guarantee is full and unconditional and where the voting interests of the subsidiaries are wholly owned by the registrant. Set forth below are condensed consolidating financial statements presenting the financial position, results of operations (including comprehensive income) and cash flows of (i) the Parent Company, (ii) the Guarantor Subsidiaries on a combined basis (as such guarantees are joint and several), (iii) the direct and indirect non-guarantor subsidiaries of the Parent Company (the “Non-Guarantor Subsidiaries”) on a combined basis and (iv) the eliminations necessary to arrive at the information for Time Warner Cable Inc. on a consolidated basis.

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

TIME WARNER CABLE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The Company’s condensed consolidating financial information as of March 31, 2012 and December 31, 2011 and for the three months ended March 31, 2012 and 2011 is as follows (in millions):

Consolidating Balance Sheet as of March 31, 2012

			Non-
	Parent	Guarantor	Guarantor		TWC
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and equivalents	$1,550	$611	$468	$—	$2,629
Receivables, net	50	68	529	—	647
Receivables from affiliated parties	39	35	46	(120)	—
Deferred income tax assets	398	144	291	(435)	398
Other current assets	22	61	131	—	214

Total current assets	2,059	919	1,465	(555)	3,888
Investments in and amounts due from consolidated subsidiaries	47,809	26,035	13,644	(87,488)	—
Investments	23	—	747	—	770
Property, plant and equipment, net	34	3,705	10,803	—	14,542
Intangible assets subject to amortization, net	—	30	605	—	635
Intangible assets not subject to amortization	—	6,216	19,981	—	26,197
Goodwill	4	3	2,810	—	2,817
Other assets	382	19	46	—	447

Total assets	$50,311	$36,927	$50,101	$(88,043)	$49,296

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$—	$95	$257	$—	$352
Deferred revenue and subscriber-related liabilities	—	67	135	—	202
Payables to affiliated parties	33	46	41	(120)	—
Accrued programming expense	—	839	31	—	870
Current maturities of long-term debt	1,506	607	382	—	2,495
Other current liabilities	625	408	632	—	1,665

Total current liabilities	2,164	2,062	1,478	(120)	5,584
Long-term debt	22,248	2,089	7	—	24,344
Mandatorily redeemable preferred equity	—	1,928	300	(1,928)	300
Deferred income tax liabilities, net	11,020	5,629	6,194	(11,821)	11,022
Long-term payables to affiliated parties	7,172	1,056	8,702	(16,930)	—
Other liabilities	189	118	213	—	520
TWC shareholders’ equity:
Due to (from) TWC and subsidiaries	—	7	(800)	793	—
Other TWC shareholders’ equity	7,518	19,270	33,999	(53,269)	7,518

Total TWC shareholders’ equity	7,518	19,277	33,199	(52,476)	7,518
Noncontrolling interests	—	4,768	8	(4,768)	8

Total equity	7,518	24,045	33,207	(57,244)	7,526

Total liabilities and equity	$50,311	$36,927	$50,101	$(88,043)	$49,296

TIME WARNER CABLE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Consolidating Balance Sheet as of December 31, 2011

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

TIME WARNER CABLE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Consolidating Statement of Operations for the Three Months Ended March 31, 2012

	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	TWC Consolidated
Revenues	$—	$703	$4,451	$(20)	$5,134

Costs of revenues	—	399	2,025	(20)	2,404
Selling, general and administrative	—	69	788	—	857
Depreciation	—	192	579	—	771
Amortization	—	1	14	—	15
Intercompany royalties	—	(120)	120	—	—
Merger-related and restructuring costs	18	1	26	—	45

Total costs and expenses	18	542	3,552	(20)	4,092

Operating Income (Loss)	(18)	161	899	—	1,042
Equity in pretax income of consolidated subsidiaries	736	538	33	(1,307)	—
Interest expense, net	(85)	(129)	(191)	—	(405)
Other income (expense), net	—	1	(4)	—	(3)

Income before income taxes	633	571	737	(1,307)	634
Income tax provision	(251)	(229)	(227)	456	(251)

Net income	382	342	510	(851)	383
Less: Net income attributable to noncontrolling interests	—	(11)	(1)	11	(1)

Net income attributable to TWC shareholders	$382	$331	$509	$(840)	$382

Consolidating Statement of Comprehensive Income for the Three Months Ended March 31, 2012
	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	TWC Consolidated
Net income	$382	$342	$510	$(851)	$383
Change in unrealized losses on pension benefit obligation, net of tax	10	—	—	—	10
Change in deferred losses on cash flow hedges, net of tax	(1)	—	—	—	(1)

Other comprehensive income	9	—	—	—	9

Comprehensive income	391	342	510	(851)	392
Less: Comprehensive income attributable to noncontrolling interests	—	(11)	(1)	11	(1)

Comprehensive income attributable to TWC shareholders	$391	$331	$509	$(840)	$391

TIME WARNER CABLE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Consolidating Statement of Operations for the Three Months Ended March 31, 2011

	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	TWC Consolidated
Revenues	$—	$717	$4,110	$—	$4,827

Costs of revenues	—	384	1,888	—	2,272
Selling, general and administrative	—	61	763	—	824
Depreciation	—	193	551	—	744
Amortization	—	—	6	—	6
Intercompany royalties	—	(80)	80	—	—
Merger-related and restructuring costs	—	3	3	—	6

Total costs and expenses	—	561	3,291	—	3,852

Operating Income	—	156	819	—	975
Equity in pretax income of consolidated subsidiaries	658	475	37	(1,170)	—
Interest expense, net	(77)	(116)	(170)	—	(363)
Other expense, net	(1)	(2)	(27)	—	(30)

Income before income taxes	580	513	659	(1,170)	582
Income tax provision	(255)	(211)	(198)	408	(256)

Net income	325	302	461	(762)	326
Less: Net income attributable to noncontrolling interests	—	(13)	(1)	13	(1)

Net income attributable to TWC shareholders	$325	$289	$460	$(749)	$325

Consolidating Statement of Comprehensive Income for the Three Months Ended March 31, 2011
	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	TWC Consolidated
Net income	$325	$302	$461	$(762)	$326
Change in unrealized losses on pension benefit obligation, net of tax	4	—	—	—	4

Other comprehensive income	4	—	—	—	4

Comprehensive income	329	302	461	(762)	330
Less: Comprehensive income attributable to noncontrolling interests	—	(13)	(1)	13	(1)

Comprehensive income attributable to TWC shareholders	$329	$289	$460	$(749)	$329

TIME WARNER CABLE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Consolidating Statement of Cash Flows for the Three Months Ended March 31, 2012

	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	TWC Consolidated
Cash provided by operating activities	$1	$166	$1,220	$(4)	$1,383

INVESTING ACTIVITIES
Acquisitions and investments, net of cash acquired and distributions received	(1,350)	75	(127)	7	(1,395)
Capital expenditures	—	(200)	(506)	—	(706)
Other investing activities	—	1	7	—	8

Cash used by investing activities	(1,350)	(124)	(626)	7	(2,093)

FINANCING ACTIVITIES
Short-term borrowings (repayments), net	(77)	84	—	(7)	—
Long-term debt repayments	—	—	(1,350)	—	(1,350)
Proceeds from exercise of stock options	79	—	—	—	79
Taxes paid in cash in lieu of shares issued for equity-based compensation	—	(34)	(5)	—	(39)
Excess tax benefit from equity-based compensation	45	—	7	—	52
Dividends paid	(179)	—	—	—	(179)
Repurchases of common stock	(356)	—	—	—	(356)
Net change in investments in and amounts due from consolidated subsidiaries	(969)	121	844	4	—
Other financing activities	(16)	—	(29)	—	(45)

Cash provided (used) by financing activities	(1,473)	171	(533)	(3)	(1,838)

Increase (decrease) in cash and equivalents	(2,822)	213	61	—	(2,548)
Cash and equivalents at beginning of period	4,372	398	407	—	5,177

Cash and equivalents at end of period	$1,550	$611	$468	$—	$2,629

TIME WARNER CABLE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Consolidating Statement of Cash Flows for the Three Months Ended March 31, 2011

	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	TWC Consolidated
Cash provided by operating activities	$229	$206	$1,141	$(6)	$1,570

INVESTING ACTIVITIES
Acquisitions and investments, net of cash acquired and distributions received	—	(302)	(132)	426	(8)
Capital expenditures	(1)	(176)	(486)	—	(663)
Other investing activities	14	—	2	—	16

Cash provided (used) by investing activities	13	(478)	(616)	426	(655)

FINANCING ACTIVITIES
Short-term borrowings (repayments), net	358	68	—	(426)	—
Proceeds from exercise of stock options	66	—	—	—	66
Taxes paid in cash in lieu of shares issued for equity-based compensation	—	(13)	(4)	—	(17)
Excess tax benefit from equity-based compensation	13	—	16	—	29
Dividends paid	(167)	—	—	—	(167)
Repurchases of common stock	(831)	—	—	—	(831)
Net change in investments in and amounts due from consolidated subsidiaries	254	276	(536)	6	—
Other financing activities	(8)	—	(1)	—	(9)

Cash provided (used) by financing activities	(315)	331	(525)	(420)	(929)

Increase (decrease) in cash and equivalents	(73)	59	—	—	(14)
Cash and equivalents at beginning of period	2,980	67	—	—	3,047

Cash and equivalents at end of period	$2,907	$126	$—	$—	$3,033

Part II. Other Information

Item 1. Legal Proceedings.

Reference is made to the lawsuit filed by Brantley, et al. described on page 28 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 (the “2011 Form 10-K”). On March 30, 2012, a reconstituted appellate panel of the U.S. Court of Appeals for the Ninth Circuit affirmed the district court’s dismissal of the plaintiff’s third amended complaint and, on April 10, 2012, the plaintiffs filed another petition for en banc rehearing. The Company intends to defend against this lawsuit vigorously, but is unable to predict the outcome of this lawsuit or reasonably estimate a range of possible loss.

On August 9, 2010, the plaintiffs in Michelle Downs and Laurie Jarrett, et al. v. Insight Communications Company, L.P. filed a second amended complaint in the U.S. District Court for the Western District of Kentucky, as a purported class action, alleging that Insight Communications Company, L.P. violated Section 1 of the Sherman Antitrust Act by tying the sales of premium cable television services to the leasing of set-top converter boxes. The plaintiffs are seeking, among other things, unspecified treble monetary damages and an injunction to cease such alleged practices. The Company intends to defend against this lawsuit vigorously, but is unable to predict the outcome of this lawsuit or reasonably estimate a range of possible loss.

The California Attorney General and the Alameda County, California District Attorney are investigating whether certain of the Company’s waste disposal policies, procedures and practices are in violation of the California Business and Professions Code and the California Health and Safety Code. These entities have not specified the relief that may be sought. The Company is unable to predict the outcome of this investigation or reasonably estimate a range of possible loss.

Item 1A. Risk Factors.

There have been no material changes in the Company’s risk factors from those disclosed in Part I, Item 1A of the 2011 Form
 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

The following table provides information about the Company’s purchases of equity securities registered by the Company pursuant to Section 12 of the Securities Exchange Act of 1934, as amended, during the quarter ended March 31, 2012.

	Total Number of Shares Purchased	Average Price Paid Per Share(a)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(b)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(c)
January 1, 2012 - January 31, 2012	1,725,675	$67.21	1,725,675	$3,980,000,109
February 1, 2012 - February 29, 2012	1,524,144	76.48	1,524,144	3,863,427,590
March 1, 2012 - March 31, 2012	1,513,500	79.88	1,513,500	3,742,524,562

Total	4,763,319	74.20	4,763,319

(a)	The calculation of the average price paid per share does not give effect to any fees, commissions and other costs associated with the repurchase of such shares.
(b)

On October 29, 2010, the Company’s Board of Directors authorized a stock repurchase program that allows TWC to repurchase, from time to time, up to $4.0 billion of TWC common stock. On January 25, 2012, the Company’s Board of Directors increased the remaining authorization under its stock repurchase program ($758 million as of January 25, 2012) to an aggregate of up to $4.0 billion of TWC common stock effective January 26, 2012. Purchases under the stock repurchase program may be made from time to time on the open market and in privately negotiated transactions. The size and timing of these purchases will be based on a number of factors, including TWC’s common stock price, as well as business and market conditions.

(c)	This amount does not reflect the fees, commissions and other costs associated with the stock repurchase program.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Pursuant to the Company’s Corporate Governance Policy, Mr. Edward Shirley, a director of the Company, submitted an offer to resign from the Company’s Board of Directors in March 2012 as a result of a significant change in his employment. Mr. Shirley’s offer to resign was not accepted by the Company’s Board of Directors.

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
Chief Financial Officer

Date: April 26, 2012

EXHIBIT INDEX

Pursuant to Item 601 of Regulation S-K

Exhibit Number	Description

10	Employment Agreement, effective as of February 16, 2012, between Time Warner Cable Inc. and Marc Lawrence-Apfelbaum.

12	Computation of Ratio of Earnings to Fixed Charges and Ratio of Earnings to Combined Fixed Charges and Preferred Dividend Requirements.

31.1

Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012.

31.2

Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012.

32

Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012.†

101

The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, filed with the SEC on April 26, 2012, formatted in eXtensible Business Reporting Language:

(i) Consolidated Balance Sheet as of March 31, 2012 and December 31, 2011, (ii) Consolidated Statement of Operations for the three months ended March 31, 2012 and 2011, (iii) Consolidated Statement of Cash Flows for the three months ended March 31, 2012 and 2011, (iv) Consolidated Statement of Equity for the three months ended March 31, 2012 and 2011 and (v) Notes to Consolidated Financial Statements.†

†

This exhibit will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 (15 U.S.C. 78r), or otherwise subject to the liability of that section. Such exhibit will not be deemed to be incorporated by reference into any filing under the Securities Act or Securities Exchange Act, except to the extent that the Company specifically incorporates it by reference.