Form 10-Q
period 2012-06-30
TIME WARNER CABLE INC.
filed 2012-08-02
CIK 1377013

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012 or

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

Large accelerated filer ☑	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐   No ☑

Description of Class	Shares Outstanding as of July 31, 2012
Common Stock – $0.01 par value	306,365,442

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

•	Financial statement presentation. This section provides a summary of how the Company’s operations are presented in the accompanying consolidated financial statements.

•	Results of operations. This section provides an analysis of the Company’s results of operations for the three and six months ended June 30, 2012.

•	Financial condition and liquidity. This section provides an analysis of the Company’s financial condition as of June 30, 2012 and cash flows for the six months ended June 30, 2012.

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

OVERVIEW

TWC is among the largest providers of video, high-speed data and voice services in the U.S., with technologically advanced, well-clustered cable systems located mainly in five geographic areas – New York State (including New York City), the Carolinas, the Midwest (including Ohio, Kentucky and Wisconsin), Southern California (including Los Angeles) and Texas. As discussed below in “Recent Developments,” on February 29, 2012, TWC completed its acquisition of Insight Communications Company, Inc. and its subsidiaries (“Insight”). As of June 30, 2012, TWC served approximately 15.3 million customers (approximately 14.8 million residential services customers and 0.5 million business services customers) who subscribed to one or more of its three primary services, totaling approximately 28.9 million primary service units.

TWC offers its residential and business services customers video, high-speed data and voice services over its broadband cable systems. TWC’s business services also include networking and transport services (including cell tower backhaul services) and, through its wholly owned subsidiary, NaviSite, Inc. (“NaviSite”), managed and outsourced information technology (“IT”) solutions and cloud services. During the six months ended June 30, 2012, TWC generated total revenues of approximately $10.5 billion. Of this total, approximately $9.1 billion and $893 million were from the provision of residential and business services, respectively. TWC also sells advertising to a variety of national, regional and local customers, which resulted in advertising revenues of $476 million during the six months ended June 30, 2012. Additionally, TWC generated $119 million of revenues from other sources during the six months ended June 30, 2012.

As of June 30, 2012, TWC had approximately 12.3 million residential video subscribers, 10.8 million residential high-speed data subscribers and 5.0 million residential voice subscribers, as well as 185,000 business video subscribers, 433,000 business high-speed data subscribers and 198,000 business voice subscribers. TWC markets its services separately and in “bundled” packages of multiple services and features. As of June 30, 2012, 61.1% of TWC’s customers subscribed to two or more of its primary services, including 27.8% of its customers who subscribed to all three primary services.

TWC believes it will continue to increase revenues for the foreseeable future through organic growth in business services revenues and residential services revenues (primarily residential high-speed data service revenues). In 2012, revenues will also benefit from recent acquisitions. Organic business services revenues are expected to increase due to growth in subscribers; an increasing percentage of subscribers purchasing more services, as well as higher-priced tiers of service; price

TIME WARNER CABLE INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS

OF OPERATIONS AND FINANCIAL CONDITION—(Continued)

increases; an increase in wholesale transport revenues; and the offering of incremental services to business services customers, including the services offered by NaviSite. Organic residential high-speed data revenues are expected to increase due to growth in subscribers, an increasing percentage of subscribers purchasing higher-priced tiers of service and price increases. Future growth rates for revenues will depend on the Company’s ability to attract and retain subscribers and increase pricing, which can be impacted by competitive factors, the state of the economy and regulation.

TWC’s operations have been affected by the challenging economic environment. The Company believes that factors such as new household formation, housing vacancy rates, unemployment rates and consumer spending levels have negatively affected its residential services subscriber, revenue and profit growth.

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

TWC also competes across each of its business high-speed data, networking and voice services with incumbent local exchange carriers, or “ILECs,” competitive local exchange carriers, or “CLECs,” and interexchange carriers, or “IXCs.” TWC’s cell tower backhaul service also faces competition from ILECs and CLECs, as well as other carriers, such as metro and regional fiber providers. TWC’s business video service faces competition from direct broadcast satellite providers. Through its NaviSite subsidiary, TWC competes with cloud, hosting and related service providers and application-services providers. Technological advances and product innovations have increased and will likely continue to increase the number of alternatives available to TWC’s current and potential residential and business services customers, further intensifying competition. The Company believes the more competitive environment has negatively affected its residential and business services subscriber, revenue and profit growth.

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

For the six months ended June 30, 2012, video programming and employee costs represented 34.5% and 33.6%, respectively, of the Company’s total operating expenses. Video programming costs are expected to continue to increase, reflecting rate increases on existing programming services (particularly sports-related programming), the impact in 2012 of recent acquisitions and the expansion of service offerings (e.g., new network channels), partially offset by an organic decline in total video subscribers. TWC expects that its video programming costs as a percentage of video revenues will continue to increase, in part due to the more competitive environment discussed above. Employee costs, which increased 10.7% in total during the six months ended June 30, 2012 from the prior year, are also expected to continue to increase as a result of many factors, including higher compensation expenses and headcount, reflecting the Company’s investment in business services and other areas of growth, as well as the impact in 2012 of recent acquisitions.

Recent Developments

2012 Bond Offering

On June 27, 2012, TWC issued £650 million (approximately U.S. $1.0 billion) in aggregate principal amount of 5.250% senior unsecured notes due 2042 in a public offering under a shelf registration statement on Form S-3 (the “2012 Bond Offering”). TWC’s obligations under the notes issued in the 2012 Bond Offering are guaranteed by the Company’s subsidiaries, Time Warner Entertainment Company, L.P. (“TWE”) and TW NY Cable Holding Inc. (“TW NY”). The Company expects to use the net proceeds from the 2012 Bond Offering for general corporate purposes. As described further in Note 7 to the accompanying consolidated financial statements, the Company entered into cross-currency swaps to

TIME WARNER CABLE INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS

OF OPERATIONS AND FINANCIAL CONDITION—(Continued)

effectively convert its fixed-rate British pound sterling denominated debt, including annual interest payments and the payment of principal at maturity, to fixed-rate U.S. dollar denominated debt. Additionally, see Note 6 to the accompanying consolidated financial statements for further details regarding the notes issued in the 2012 Bond Offering.

Revolving Credit Facility and Commercial Paper Program

On April 27, 2012, the Company entered into a credit agreement for a $3.5 billion senior unsecured five-year revolving credit facility maturing in April 2017 (the “Revolving Credit Facility”). In connection with the entry into the Revolving Credit Facility, the Company’s $4.0 billion senior unsecured three-year revolving credit facility (the “Prior Credit Facility”), scheduled to mature in November 2013, was terminated. In addition, the Company’s unsecured commercial paper program (the “CP Program”) was reduced from $4.0 billion to $2.5 billion.

The Company’s obligations under the Revolving Credit Facility are guaranteed by TWE and TW NY. Borrowings under the Revolving Credit Facility bear interest at a rate based on the credit rating of TWC, which interest rate was initially LIBOR plus 1.10% per annum. In addition, TWC is required to pay a facility fee on the aggregate commitments under the Revolving Credit Facility at a rate determined by the credit rating of TWC, which rate was initially 0.15% per annum. The Revolving Credit Facility provides same-day funding capability, and a portion of the aggregate commitments, not to exceed $500 million at any time, may be used for the issuance of letters of credit.

The Revolving Credit Facility contains conditions, covenants, representations and warranties and events of default (with customary grace periods, as applicable) substantially similar to the conditions, covenants, representations and warranties and events of default in the Prior Credit Facility, including a maximum leverage ratio covenant of 5.0 times TWC’s consolidated EBITDA. The terms and related financial metrics associated with the leverage ratio are defined in the agreement. The Revolving Credit Facility does not contain any credit ratings-based defaults or covenants or any ongoing covenants or representations specifically relating to a material adverse change in TWC’s financial condition or results of operations. Borrowings under the Revolving Credit Facility may be used for general corporate purposes, and unused credit is available to support borrowings under the CP Program.

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

Wireless-related Agreements

On December 2, 2011, SpectrumCo, LLC (“SpectrumCo”), a joint venture between TWC, Comcast Corporation (“Comcast”) and Bright House Networks, LLC (“Bright House”) that holds advanced wireless spectrum (“AWS”) licenses that cover 20MHz over 80% of the continental U.S. and Hawaii, entered into an agreement pursuant to which SpectrumCo will sell its AWS licenses to Cellco Partnership (doing business as Verizon Wireless), a joint venture between Verizon Communications Inc. and Vodafone Group Plc, for $3.6 billion in cash. Upon closing, TWC, which owns 31.2% of SpectrumCo, will be entitled to receive approximately $1.1 billion. This transaction, which is subject to certain regulatory approvals and customary closing conditions, is expected to close during the second half of 2012. On February 9, 2012, Comcast and Verizon Wireless received a Request for Additional Information and Documentary Materials from the U.S. Department of Justice in connection with their required notification filed under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and, on March 8, 2012, TWC, Comcast, Bright House and Verizon Wireless received a supplemental document and information request from the Federal Communications Commission (the “FCC”) in connection with the FCC’s review of the license transfer application.

TIME WARNER CABLE INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS

OF OPERATIONS AND FINANCIAL CONDITION—(Continued)

On December 2, 2011, TWC, Comcast, Bright House and Verizon Wireless also entered into agency agreements that allow the cable companies to sell Verizon Wireless-branded wireless service, and Verizon Wireless to sell each cable company’s services. During the second quarter of 2012, the Company and Verizon Wireless began selling each other’s products and services under agency agreements in a number of cities. After a four-year period, subject to certain conditions, the cable companies will have the option to offer wireless service under their own brands utilizing Verizon Wireless’ network. In addition, the parties entered into an agreement that provides for the creation of an innovation technology joint venture to better integrate wireless and cable services. On January 13, 2012, TWC received a civil investigative demand from the U.S. Department of Justice requesting additional information about these agreements and, on March 8, 2012, the FCC initiated an inquiry about the agency agreements. On July 9, 2012, TWC received an additional civil investigative demand from the U.S. Department of Justice requesting additional information about the agency agreements.

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

Common Stock Repurchase Program

On January 25, 2012, the Company’s Board of Directors increased the remaining authorization ($758 million as of January 25, 2012) under its existing $4.0 billion common stock repurchase program (the “Stock Repurchase Program”) to an aggregate of up to $4.0 billion of TWC common stock effective January 26, 2012. Purchases under the Stock Repurchase Program may be made from time to time on the open market and in privately negotiated transactions. The size and timing of the Company’s purchases under the Stock Repurchase Program are based on a number of factors, including TWC’s common stock price, as well as business and market conditions. From the inception of the Stock Repurchase Program in the fourth quarter of 2010 through July 31, 2012, the Company repurchased 57.7 million shares of TWC common stock for $4.107 billion and, as of July 31, 2012, the Company had $3.135 billion remaining under the Stock Repurchase Program.

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

High-speed data.  High-speed data revenues primarily include residential subscriber fees for the Company’s high-speed data services and related equipment rental and installation charges. The Company offers multiple tiers of high-speed data services providing various service speeds and other attributes to meet the different needs of its subscribers. In addition, high-speed data revenues include fees received from third-party Internet service providers (e.g., Earthlink) whose on-line services are provided to some of TWC’s customers.

Voice.    Voice revenues include residential subscriber fees for the Company’s voice services, along with related installation charges, as well as fees collected on behalf of governmental authorities.

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

Voice.  Voice revenues include business subscriber fees for the Company’s voice services, along with related installation charges, as well as fees collected on behalf of governmental authorities.

Wholesale transport.   Wholesale transport revenues primarily include amounts generated by the sale of point-to-point transport services offered to wireless telephone providers (i.e., cell tower backhaul) and other carriers.

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

Other.  Other revenues primarily include (a) fees paid to TWC by the Advance/Newhouse Partnership for (i) the ability to distribute the Company’s high-speed data service and (ii) TWC’s management of certain functions, including, among others, programming and engineering, and (b) commissions earned on the sale of merchandise by home shopping networks.

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

RESULTS OF OPERATIONS

Three and Six Months Ended June 30, 2012 Compared to Three and Six Months Ended June 30, 2011

The following discussion provides an analysis of the Company’s results of operations and should be read in conjunction with the accompanying consolidated statement of operations, as well as the consolidated financial statements and notes thereto and MD&A included in the 2011 Form 10-K.

Revenues.  Revenues by major category were as follows (in millions):

	Three Months Ended June 30,		% Change(a)	Six Months Ended June 30,		% Change(a)
	2012(a)	2011		2012(a)	2011
Residential services	$4,617	$4,300	7.4%	$9,050	$8,559	5.7%
Business services(b)	464	361	28.5%	893	673	32.7%
Advertising	265	225	17.8%	476	422	12.8%
Other	58	58	—	119	117	1.7%

Total(b)	$5,404	$4,944	9.3%	$10,538	$9,771	7.8%

(a)

Revenues for the three and six months ended June 30, 2012 include revenues from Insight since its acquisition on February 29, 2012, the cable systems acquired from NewWave Communications (“NewWave”) in the fourth quarter of 2011 and NaviSite, which was acquired in the second quarter of 2011, as follows (in millions):

	Three Months Ended June 30, 2012			Six Months Ended June 30, 2012
	Insight	NewWave	NaviSite	Insight	NewWave	NaviSite
Residential services	$244	$18	$—	$328	$36	$—
Business services	16	1	38	21	3	74
Advertising	11	—	—	15	—	—
Other	2	—	—	2	—	—

Total	$273	$19	$38	$366	$39	$74

(b)	Business services and total revenues for the three and six months ended June 30, 2011 include NaviSite revenues of $26 million from the date of acquisition (April 21, 2011) through June 30, 2011.

TIME WARNER CABLE INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS

OF OPERATIONS AND FINANCIAL CONDITION—(Continued)

Selected subscriber-related statistics were as follows (in thousands):

	June 30,		%
	2012(a)	2011	Change(a)
Residential services:
Video(b)	12,299	12,067	1.9%
High-speed data(c)	10,775	9,703	11.0%
Voice(d)	4,990	4,489	11.2%

Primary service units(e)	28,064	26,259	6.9%
Business services:
Video(b)	185	168	10.1%
High-speed data(c)	433	359	20.6%
Voice(d)	198	136	45.6%

Primary service units(e)	816	663	23.1%

Total primary service units(e)	28,880	26,922	7.3%

Customer relationships(f)	15,293	14,454	5.8%
Double play(g)	5,099	4,865	4.8%
Triple play(h)	4,244	3,801	11.7%

(a)	The Company’s subscriber numbers as of June 30, 2012 reflect certain acquired subscribers and adjustments, as follows:
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

(ii)

During the fourth quarter of 2011, the Company acquired cable systems from NewWave, as well as another small cable system, resulting, in total, in an increase of 79,000 residential video subscribers, 45,000 residential high-speed data subscribers, 26,000 residential voice subscribers, 150,000 residential primary service units, 2,000 business video subscribers, 2,000 business high-speed data subscribers, 1,000 business voice subscribers, 5,000 business primary service units, 155,000 total primary service units, 91,000 customer relationships, 22,000 double play subscribers and 21,000 triple play subscribers.

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

TIME WARNER CABLE INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS

OF OPERATIONS AND FINANCIAL CONDITION—(Continued)

Residential services revenues.  The major components of residential services revenues were as follows (in millions):

	Three Months Ended June 30,		% Change(a)	Six Months Ended June 30,		% Change(a)
	2012(a)	2011		2012(a)	2011
Residential services:
Video	$2,797	$2,676	4.5%	$5,508	$5,337	3.2%
High-speed data	1,266	1,115	13.5%	2,465	2,209	11.6%
Voice	539	497	8.5%	1,047	990	5.8%
Other	15	12	25.0%	30	23	30.4%

Total residential services	$4,617	$4,300	7.4%	$9,050	$8,559	5.7%

(a)

Residential services revenues for the three and six months ended June 30, 2012 include revenues from Insight since its acquisition on February 29, 2012 and the cable systems acquired from NewWave in the fourth quarter of 2011, as follows (in millions):

	Three Months Ended June 30, 2012		Six Months Ended June 30, 2012
	Insight	NewWave	Insight	NewWave
Residential services:
Video	$138	$11	$187	$22
High-speed data	66	5	88	9
Voice	38	2	51	5
Other	2	—	2	—

Total residential services	$244	$18	$328	$36

For residential services, average monthly revenues per unit were as follows:

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
	2012	2011		2012	2011
Video(a)	$75.19	$73.46	2.4%	$75.10	$73.08	2.8%
High-speed data(b)	39.12	38.26	2.2%	39.05	38.20	2.2%
Voice(c)	36.06	37.02	(2.6%)	36.10	37.12	(2.7%)
Primary service units(d)	54.69	54.49	0.4%	54.75	54.39	0.7%

(a)	Average monthly residential video revenues per unit represents residential video revenues divided by the corresponding average residential video subscribers for the period.
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

TIME WARNER CABLE INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS

OF OPERATIONS AND FINANCIAL CONDITION—(Continued)

The major components of residential video revenues were as follows (in millions):

	Three Months Ended June 30,		%	Six Months Ended June 30,		%
	2012(a)	2011	Change(a)	2012(a)	2011	Change(a)
Programming tiers(b)	$1,837	$1,757	4.6%	$3,616	$3,510	3.0%
Premium channels	205	203	1.0%	405	408	(0.7%)
Transactional video-on-demand	87	90	(3.3%)	160	176	(9.1%)
Video equipment rental and installation charges	369	343	7.6%	732	684	7.0%
DVR service	173	160	8.1%	342	314	8.9%
Franchise and other fees(c)	126	123	2.4%	253	245	3.3%

Total	$2,797	$2,676	4.5%	$5,508	$5,337	3.2%

(a)

Residential video revenues for the three and six months ended June 30, 2012 include revenues from Insight since its acquisition on February 29, 2012 and the cable systems acquired from NewWave in the fourth quarter of 2011, as follows (in millions):

	Three Months Ended June 30, 2012		Six Months Ended June 30, 2012
	Insight	NewWave	Insight	NewWave
Programming tiers(b)	$103	$10	$139	$19
Premium channels	7	—	10	1
Transactional video-on-demand	5	—	7	—
Video equipment rental and installation charges	13	1	18	1
DVR service	8	—	10	1
Franchise and other fees(c)	2	—	3	—

Total	$138	$11	$187	$22

(b)

Programming tier revenues include subscriber fees for the Company’s various tiers or packages of video programming services generally distinguished from one another by the number and type of programming networks they include.

(c)	Franchise and other fees include fees collected on behalf of franchising authorities and the FCC.

The increase in residential video revenues was primarily due to the acquisitions of Insight and the NewWave cable systems and an increase in average revenues per subscriber, partially offset by an organic decrease in video subscribers. For both periods, the increase in such average revenues per subscriber was primarily due to price increases, a greater percentage of subscribers purchasing higher-priced tiers of service and increased revenues from equipment rentals and DVR service, partially offset by decreases in transactional video-on-demand and premium channel revenues.

Residential high-speed data revenues increased due to organic growth in high-speed data subscribers and an increase in average revenues per subscriber (due to both price increases and a greater percentage of subscribers purchasing higher-priced tiers of service), as well as acquisition-related growth (primarily Insight).

The increase in residential voice revenues was due to acquisition-related (primarily Insight) and organic growth in voice subscribers, partially offset by a decrease in average revenues per subscriber.

TIME WARNER CABLE INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS

OF OPERATIONS AND FINANCIAL CONDITION—(Continued)

Business services revenues.  The major components of business services revenues were as follows (in millions):

	Three Months Ended June 30,		%	Six Months Ended June 30,		%
	2012(a)	2011	Change(a)	2012(a)	2011	Change(a)
Business services:
Video	$81	$70	15.7%	$157	$139	12.9%
High-speed data	224	177	26.6%	432	344	25.6%
Voice	73	46	58.7%	136	88	54.5%
Wholesale transport	44	39	12.8%	85	71	19.7%
Other(b)	42	29	44.8%	83	31	167.7%

Total business services(b)	$464	$361	28.5%	$893	$673	32.7%

(a)

Business services revenues for the three and six months ended June 30, 2012 include revenues from Insight since its acquisition on February 29, 2012, the cable systems acquired from NewWave in the fourth quarter of 2011 and NaviSite, which was acquired in the second quarter of 2011, as follows (in millions):

	Three Months Ended June 30, 2012			Six Months Ended June 30, 2012
	Insight	NewWave	NaviSite	Insight	NewWave	NaviSite
Business services:
Video	$4	$—	$—	$5	$1	$—
High-speed data	8	—	—	11	1	—
Voice	3	1	—	4	1	—
Wholesale transport	1	—	—	1	—	—
Other	—	—	38	—	—	74

Total business services	$16	$1	$38	$21	$3	$74

(b)

Other and total business services revenues for the three and six months ended June 30, 2011 include NaviSite revenues of $26 million from the date of acquisition (April 21, 2011) through June 30, 2011.

Business services revenues for the three and six months ended June 30, 2012 increased primarily due to organic growth in high-speed data and voice subscribers, the acquisitions of Insight and NaviSite and an organic increase in Metro Ethernet revenues of $8 million and $14 million, respectively.

Advertising revenues. Advertising revenues increased primarily due to growth in political advertising revenues, as well as a result of the Insight acquisition and growth in lower margin revenues from advertising inventory sold on behalf of other video distributors (“ad rep agreements”). The Company expects advertising revenues in the second half of 2012 to continue to benefit from growth in political advertising revenues, as well as the impact of the Insight acquisition and growth in revenues from ad rep agreements.

TIME WARNER CABLE INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS

OF OPERATIONS AND FINANCIAL CONDITION—(Continued)

Costs of revenues.  The major components of costs of revenues were as follows (in millions, except per subscriber data):

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2012	2011	% Change	2012	2011	% Change
Video programming	$1,167	$1,102	5.9%	$2,298	$2,183	5.3%
Employee(a)	704	647	8.8%	1,407	1,292	8.9%
High-speed data	47	42	11.9%	93	84	10.7%
Voice	158	151	4.6%	307	318	(3.5%)
Video franchise and other fees(b)	131	127	3.1%	261	252	3.6%
Other direct operating costs(a)	267	228	17.1%	512	440	16.4%

Total	$2,474	$2,297	7.7%	$4,878	$4,569	6.8%

Costs of revenues as a percentage of revenues	45.8%	46.5%		46.3%	46.8%

Average monthly video programming costs per video subscriber	$30.92	$29.83	3.7%	$30.89	$29.49	4.7%

Average monthly voice costs per voice subscriber	$10.22	$10.96	(6.8%)	$10.22	$11.61	(12.0%)

(a)

Employee and other direct operating costs include costs directly associated with the delivery of the Company’s video, high-speed data, voice and other services to subscribers and the maintenance of the Company’s delivery systems.

(b)	Video franchise and other fees include fees collected on behalf of franchising authorities and the FCC.

Costs of revenues increased primarily due to increases in video programming, employee and other direct operating costs. Additionally, for the three months ended June 30, 2012, costs of revenue growth was impacted by higher voice costs, which decreased for the six months ended June 30, 2012.

The increase in video programming costs was primarily due to contractual rate increases and the acquisition of Insight, partially offset by an organic decline in video subscribers. For the three and six months ended June 30, 2012, video programming costs were reduced by approximately $15 million and, for the six months ended June 30, 2011, video programming costs were reduced by approximately $18 million due to changes in cost estimates for programming services carried without a contract, changes in programming audit reserves and certain contract settlements. The Company expects the rate of growth in video programming costs per video subscriber in 2012 to be similar to that in 2011.

Employee costs increased primarily as a result of acquisitions, increased business services headcount and higher compensation costs per employee. Pension costs increased $9 million and $19 million for the three and six months ended June 30, 2012, respectively.

Voice costs consist of the direct costs associated with the delivery of voice services, including network connectivity costs. For the three months ended June 30, 2012, voice costs increased primarily due to an increase in voice subscribers due to both organic growth and the Insight acquisition, partially offset by a decrease in delivery costs per subscriber as a result of the ongoing replacement of Sprint Nextel Corporation (“Sprint”) as the provider of voice transport, switching and interconnection services. For the six months ended June 30, 2012, voice costs declined primarily due to the decrease in delivery costs per subscriber as a result of the ongoing replacement of Sprint, partially offset by an increase in voice subscribers due to both organic growth and the Insight acquisition. The Sprint replacement process began in the fourth quarter of 2010 and, as of June 30, 2012, TWC had replaced Sprint with respect to nearly half of TWC’s voice lines. The Company expects to migrate the majority of the remaining voice lines in 2013 and to complete the process during the first quarter of 2014. The Company expects average voice costs per voice subscriber to decrease in 2012 compared to 2011.

Other direct operating costs increased as a result of Insight- and NaviSite-related costs, as well as increases in a number of categories, including facilities expense, costs associated with ad rep agreements, data processing expense and repairs and maintenance costs.

TIME WARNER CABLE INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS

OF OPERATIONS AND FINANCIAL CONDITION—(Continued)

Selling, general and administrative expenses.  The components of selling, general and administrative expenses were as follows (in millions):

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2012	2011	% Change	2012	2011	% Change
Employee	$412	$356	15.7%	$828	$727	13.9%
Marketing	152	160	(5.0%)	307	319	(3.8%)
Bad debt(a)	49	34	44.1%	68	57	19.3%
Other	306	273	12.1%	573	544	5.3%

Total	$919	$823	11.7%	$1,776	$1,647	7.8%

(a)

Bad debt expense includes amounts charged to expense associated with the Company’s allowance for doubtful accounts and collection expenses, net of late fees billed to subscribers. Late fees billed to subscribers were $37 million and $73 million for the three and six months ended June 30, 2012, respectively, and $34 million and $69 million for the three and six months ended June 30, 2011, respectively.

Selling, general and administrative expenses increased primarily as a result of increases in employee costs, bad debt expense and other Insight-related costs, partially offset by a decrease in marketing expense. The increase in employee costs was primarily as a result of acquisitions, increased business services headcount and higher compensation costs per employee. For the three and six months ended June 30, 2012, pension costs increased $6 million and $11 million, respectively, and, for the six months ended June 30, 2012, equity-based compensation costs increased $12 million. The increase in bad debt expense was primarily due to higher collection expense, as well as the Insight acquisition.

Merger-related and restructuring costs.  For the three and six months ended June 30, 2012, the Company incurred merger-related costs of $8 million and $43 million, respectively, primarily due to severance costs and legal, professional and other fees incurred in connection with the Insight acquisition. For both the three and six months ended June 30, 2011, the Company incurred merger-related costs of $4 million in connection with the NaviSite acquisition. The Company expects to incur additional merger-related costs of approximately $25 million during the remainder of 2012 related to the Insight acquisition.

The Company incurred restructuring costs of $13 million and $23 million for the three and six months ended June 30, 2012, respectively, compared to $5 million and $11 million for the three and six months ended June 30, 2011, respectively. These restructuring costs were primarily related to approximately 680 and 160 employee terminations for the six months ended June 30, 2012 and 2011, respectively, and other exit costs. The Company expects to incur additional restructuring costs during the remainder of 2012 in connection with various initiatives intended to improve operating efficiency, primarily related to employee terminations.

TIME WARNER CABLE INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS

OF OPERATIONS AND FINANCIAL CONDITION—(Continued)

Reconciliation of OIBDA to Operating Income. The following table reconciles OIBDA to Operating Income. In addition, the table provides the components from Operating Income to net income attributable to TWC shareholders for purposes of the discussions that follow (in millions):

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2012	2011	% Change	2012	2011	% Change
OIBDA	$1,990	$1,815	9.6%	$3,818	$3,540	7.9%
Depreciation	(817)	(744)	9.8%	(1,588)	(1,488)	6.7%
Amortization	(33)	(8)	312.5%	(48)	(14)	242.9%

Operating Income	1,140	1,063	7.2%	2,182	2,038	7.1%
Interest expense, net	(397)	(366)	8.5%	(802)	(729)	10.0%
Other expense, net	—	(32)	(100.0%)	(3)	(62)	(95.2%)

Income before income taxes	743	665	11.7%	1,377	1,247	10.4%
Income tax provision	(290)	(244)	18.9%	(541)	(500)	8.2%

Net income	453	421	7.6%	836	747	11.9%
Less: Net income attributable to noncontrolling interests	(1)	(1)	—	(2)	(2)	—

Net income attributable to TWC shareholders	$452	$420	7.6%	$834	$745	11.9%

OIBDA. OIBDA increased principally as a result of revenue growth, partially offset by higher costs of revenues, selling, general and administrative expenses and merger-related and restructuring costs.

The Company incurred net expenses of approximately $20 million and $30 million during the three and six months ended June 30, 2012, respectively, related to new initiatives, including advanced home monitoring and security services, the deployment of WiFi access points and the expected fall 2012 launch of two regional sports networks (“RSNs”) that will carry Los Angeles Lakers’ basketball games and other regional sports programming. The Company expects 2012 net expenses from new initiatives to total approximately $100 million to $150 million, of which a significant portion is expected to be incurred in the fourth quarter of 2012 due to the timing of the RSN launches. The results for the three and six months ended June 30, 2011 included net expenses from new initiatives of approximately $15 million and $30 million, respectively, primarily related to the Company’s mobile high-speed data service and advanced home monitoring and security services.

Depreciation.   Depreciation increased primarily as a result of the property, plant and equipment acquired in connection with the Company’s recent acquisitions (primarily Insight).

Amortization.  Amortization increased primarily as a result of the customer relationship intangible assets acquired in connection with the Company’s recent acquisitions (primarily Insight).

Operating Income. Operating Income increased primarily due to the increase in OIBDA, partially offset by the increases in depreciation and amortization, as discussed above.

Interest expense, net.  Interest expense, net, increased primarily due to higher average debt outstanding during the three and six months ended June 30, 2012 compared to 2011 as a result of the public debt issuances in May and September 2011 (the “2011 Bond Offerings”).

TIME WARNER CABLE INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS

OF OPERATIONS AND FINANCIAL CONDITION—(Continued)

Other expense, net. Other expense, net, detail is shown in the table below (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Income (loss) from equity-method investments, net(a)	$3	$(32)	$7	$(57)
Gain (loss) on equity award reimbursement obligation to Time Warner(b)	(1)	—	2	(5)
Other investment losses(c)	(2)	—	(12)	—

Other expense, net	$—	$(32)	$(3)	$(62)

(a)

Loss from equity-method investments, net, for 2011 primarily consists of losses incurred by Clearwire Communications. During the third quarter of 2011, the balance of the Company’s investment in Clearwire Communications included in the accompanying consolidated balance sheet was reduced to $0.

(b)	See Note 7 to the accompanying consolidated financial statements for a discussion of the Company’s accounting for its equity award reimbursement obligation to Time Warner Inc. (“Time Warner”).
(c)

Other investment losses for 2012 represents impairments of the Company’s investment in Canoe Ventures LLC (“Canoe”), an equity-method investee engaged in the development of advanced advertising platforms. The impairments were recognized as a result of Canoe’s announcement during the first quarter of 2012 of a restructuring that will significantly curtail its operations.

Income tax provision.    For the three months ended June 30, 2012 and 2011, the Company recorded income tax provisions of $290 million and $244 million, respectively. For the six months ended June 30, 2012 and 2011, the Company recorded income tax provisions of $541 million and $500 million, respectively. The effective tax rates were 39.0% and 36.7% for the three months ended June 30, 2012 and 2011, respectively, and 39.3% and 40.1% for the six months ended June 30, 2012 and 2011, respectively.

The income tax provisions and the effective tax rates for the three and six months ended June 30, 2011 include a benefit related to 2010 of $9 million from the domestic production activities deduction under Section 199 of the Internal Revenue Code of 1986, as amended. Additionally, the income tax provisions and the effective tax rates for the three and six months ended June 30, 2012 and 2011 include the impact of the reversal of deferred income tax assets associated with Time Warner stock option awards held by TWC employees, net of excess tax benefits realized upon the exercise of TWC stock options or vesting of TWC restricted stock units (“RSUs”), as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Time Warner stock option activity	$—	$(1)	$(14)	$(49)
TWC equity award activity(a)	—	9	14	37

Net income tax benefit (expense)	$—	$8	$—	$(12)

(a)

Amounts reflect the impact of TWC equity award activity on income tax provision. Additional TWC equity award activity in excess of Time Warner stock option award activity is recorded as additional paid-in capital on the accompanying consolidated balance sheet.

Refer to the 2011 Form 10-K for additional information on the income tax impacts of Time Warner stock option and TWC equity award activity. Absent the impacts of the above items, the effective tax rates would have been 39.0% and 39.2% for the three months ended June 30, 2012 and 2011, respectively, and 39.3% and 39.9% for the six months ended June 30, 2012 and 2011, respectively.

TIME WARNER CABLE INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS

OF OPERATIONS AND FINANCIAL CONDITION—(Continued)

Net income attributable to TWC shareholders and net income per common share attributable to TWC common shareholders.    Net income attributable to TWC shareholders and net income per common share attributable to TWC common shareholders were as follows for the three and six months ended June 30, 2012 and 2011 (in millions, except per share data):

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2012	2011	% Change	2012	2011	% Change
Net income attributable to TWC shareholders	$452	$420	7.6%	$834	$745	11.9%

Net income per common share attributable to TWC common shareholders:
Basic	$1.44	$1.25	15.2%	$2.65	$2.18	21.6%

Diluted	$1.43	$1.24	15.3%	$2.63	$2.16	21.8%

Net income attributable to TWC shareholders for the three and six months ended June 30, 2012 increased primarily due to an increase in Operating Income and a decrease in other expense, net, partially offset by increases in interest expense, net, and income tax provision. Net income per common share attributable to TWC common shareholders for the three and six months ended June 30, 2012 benefited from lower average common shares outstanding as a result of share repurchases under the Stock Repurchase Program.

FINANCIAL CONDITION AND LIQUIDITY

Management believes that cash generated by or available to TWC should be sufficient to fund its capital and liquidity needs for the next twelve months and for the foreseeable future thereafter, including quarterly dividend payments, common stock repurchases and maturities of long-term debt and the TW NY Cable Preferred Membership Units (defined below). TWC’s sources of cash include cash and equivalents on hand, cash provided by operating activities and borrowing capacity under its committed credit facility and commercial paper program, as well as access to capital markets. Additionally, subject to closing, TWC expects to receive the proceeds from the anticipated sale of SpectrumCo’s AWS licenses.

The Company generally invests its cash and equivalents in a combination of money market, government and treasury funds, as well as other similar instruments, in accordance with the Company’s investment policy of diversifying its investments and limiting the amount of its investments in a single entity or fund. As of June 30, 2012, nearly all of the Company’s cash and equivalents was invested in money market funds and income earning bank deposits, including certificates of deposit.

TWC’s unused committed financial capacity was $6.588 billion as of June 30, 2012, reflecting $3.226 billion of cash and equivalents and $3.362 billion of available borrowing capacity under the Revolving Credit Facility.

Current Financial Condition

As of June 30, 2012, the Company had $27.236 billion of debt, $3.226 billion of cash and equivalents (net debt of $24.010 billion, defined as total debt less cash and equivalents), $300 million of mandatorily redeemable non-voting Series A Preferred Equity Membership Units (the “TW NY Cable Preferred Membership Units”) issued by a subsidiary of TWC, Time Warner NY Cable LLC (“TW NY Cable”), and $7.357 billion of total TWC shareholders’ equity. As of December 31, 2011, the Company had $26.442 billion of debt, $5.177 billion of cash and equivalents (net debt of $21.265 billion), $300 million of TW NY Cable Preferred Membership Units and $7.530 billion of total TWC shareholders’ equity.

TIME WARNER CABLE INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS

OF OPERATIONS AND FINANCIAL CONDITION—(Continued)

The following table shows the significant items contributing to the change in net debt from December 31, 2011 to June 30, 2012 (in millions):

Balance as of December 31, 2011	$21,265
Cash provided by operating activities	(2,920)
Capital expenditures	1,418
Insight acquisition(a)	3,069
Dividends paid	356
Repurchases of common stock	787
All other, net	35

Balance as of June 30, 2012	$24,010

(a)	Amount includes the Insight purchase price and repayment of Insight’s debt.

On April 28, 2011, TWC filed a shelf registration statement on Form S-3 with the Securities and Exchange Commission (the “SEC”) that allows TWC to offer and sell from time to time a variety of securities.

As previously discussed, on December 2, 2011, SpectrumCo entered into an agreement pursuant to which it will sell its AWS licenses to Verizon Wireless for $3.6 billion in cash. Upon closing, TWC, which owns 31.2% of SpectrumCo, will be entitled to receive approximately $1.1 billion (approximately $950 million on an after-tax basis). The transaction, which is subject to certain regulatory approvals and customary closing conditions, is expected to close during the second half of 2012.

On July 2, 2012, TWC’s 5.400% senior notes due 2012 matured and all $1.5 billion in aggregate principal amount was repaid.

On July 26, 2012, the Company’s Board of Directors declared a quarterly cash dividend of $0.56 per share of TWC common stock, payable in cash on September 17, 2012 to stockholders of record at the close of business on August 31, 2012.

From the inception of the Stock Repurchase Program in the fourth quarter of 2010 through July 31, 2012, the Company repurchased 57.7 million shares of TWC common stock for $4.107 billion. As of July 31, 2012, the Company had $3.135 billion remaining under the Stock Repurchase Program.

Cash Flows

Cash and equivalents decreased $1.951 billion for the six months ended June 30, 2012 and increased $463 million for the six months ended June 30, 2011. Components of these changes are discussed below in more detail.

Operating Activities

Details of cash provided by operating activities are as follows (in millions):

	Six Months Ended June 30,
	2012	2011
OIBDA	$3,818	$3,540
Noncash equity-based compensation	78	65
Net interest payments(a)	(846)	(720)
Net income tax refunds (payments)(b)	(77)	221
Net merger-related and restructuring payments	—	(11)
All other, net, including working capital changes	(53)	(15)

Cash provided by operating activities	$2,920	$3,080

(a)	Amounts include interest income received (including amounts received under interest rate swap contracts) of $84 million and $73 million for the six months ended June 30, 2012 and 2011, respectively.
(b)	Amounts include income tax refunds received of $9 million and $271 million for the six months ended June 30, 2012 and 2011, respectively.

TIME WARNER CABLE INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS

OF OPERATIONS AND FINANCIAL CONDITION—(Continued)

Cash provided by operating activities decreased from $3.080 billion for the six months ended June 30, 2011 to $2.920 billion for the six months ended June 30, 2012. This decrease was primarily related to a decrease in income tax refunds and an increase in net interest payments (discussed below), partially offset by an increase in OIBDA.

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

Net interest payments for the six months ended June 30, 2012 increased primarily as a result of interest payments related to the 2011 Bond Offerings and, as a result, the Company expects that its net interest payments will increase in 2012 compared to 2011.

The Company may make discretionary cash contributions to its pension plans in the second half of 2012.

Investing Activities

Details of cash used by investing activities are as follows (in millions):

	Six Months Ended June 30,
	2012	2011
Acquisitions and investments, net of cash acquired and distributions received:
Insight acquisition	$(1,335)	$—
NaviSite acquisition	—	(263)
Sterling Entertainment Enterprises, LLC(a)	(40)	1
All other	(35)	(41)
Capital expenditures	(1,418)	(1,363)
Other investing activities	13	18

Cash used by investing activities	$(2,815)	$(1,648)

(a)	2012 amount represents a loan made to Sterling Entertainment Enterprises, LLC (doing business as SportsNet New York), an equity-method investee.

Cash used by investing activities increased from $1.648 billion for the six months ended June 30, 2011 to $2.815 billion for the six months ended June 30, 2012, principally due to increases in acquisitions and investments, net, and capital expenditures. Acquisitions and investments, net, in 2012 primarily included the Insight acquisition, while acquisitions and investments, net, in 2011 primarily included the NaviSite acquisition.

TIME WARNER CABLE INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS

OF OPERATIONS AND FINANCIAL CONDITION—(Continued)

TWC’s capital expenditures included the following major categories (in millions):

	Six Months Ended June 30,
	2012	2011
Customer premise equipment(a)	$526	$533
Scalable infrastructure(b)	350	376
Line extensions(c)	168	141
Upgrades/rebuilds(d)	42	42
Support capital(e)	332	271

Total capital expenditures	$1,418	$1,363

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

(e)

Amounts represent all other capital purchases required to run day-to-day operations. These costs typically include vehicles, land and buildings, computer hardware/software, office equipment, furniture and fixtures, tools and test equipment. Amounts include capitalized software costs of $142 million and $137 million for the six months ended June 30, 2012 and 2011, respectively.

Excluding Insight-related capital expenditures, which the Company expects will be approximately $150 million in 2012, the Company expects that capital expenditures in 2012 will be similar to 2011 and 2010.

Financing Activities

Details of cash used by financing activities are as follows (in millions):

	Six Months Ended June 30,
	2012	2011
Proceeds from issuance of long-term debt	$1,015	$1,009
Repayments of long-term debt	(250)	—
Repayments of long-term debt assumed in acquisitions	(1,730)	(44)
Debt issuance costs	(13)	(8)
Proceeds from exercise of stock options	93	98
Taxes paid in cash in lieu of shares issued for equity-based compensation	(41)	(28)
Excess tax benefit from equity-based compensation	60	41
Dividends paid	(356)	(330)
Repurchases of common stock	(787)	(1,691)
Other financing activities	(47)	(16)

Cash used by financing activities	$(2,056)	$(969)

Cash used by financing activities was $2.056 billion for the six months ended June 30, 2012 compared to $969 million for the six months ended June 30, 2011. Cash used by financing activities for the six months ended June 30, 2012 primarily consisted of the repayment of Insight’s senior credit facility and senior notes, repurchases of TWC common stock, the payment of quarterly cash dividends and the repayment of TWE’s 10.150% senior notes due May 2012, partially offset by the net proceeds of the 2012 Bond Offering. Cash used by financing activities for the six months ended June 30, 2011 primarily consisted of repurchases of TWC common stock and the payment of quarterly cash dividends, partially offset by the net proceeds from the public debt issuance in May 2011.

TIME WARNER CABLE INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS

OF OPERATIONS AND FINANCIAL CONDITION—(Continued)

Outstanding Debt and Mandatorily Redeemable Preferred Equity and Available Financial Capacity

Debt and mandatorily redeemable preferred equity as of June 30, 2012 and December 31, 2011 were as follows:

			Outstanding Balance as of
	Maturity	Interest Rate	June 30, 2012	December 31, 2011
			(in millions)
TWC notes and debentures(a)	2012-2042	5.733%(b)	$24,785	$23,744
TWE notes and debentures(c)	2012-2033	7.647%(b)	2,424	2,683
Revolving credit facility(d)	2017		—	—
Commercial paper program	2017		—	—
Capital leases	2012-2032		27	15

Total debt(e)			27,236	26,442
TW NY Cable Preferred Membership Units	2013	8.210%	300	300

Total debt and mandatorily redeemable preferred equity			$27,536	$26,742

(a)

Outstanding balance amounts of the TWC notes and debentures as of June 30, 2012 and December 31, 2011 include £1.266 billion and £623 million, respectively, of senior unsecured notes valued at $1.983 billion and $968 million, respectively, using the exchange rates at each date.

(b)	Rate represents a weighted-average effective interest rate as of June 30, 2012 and includes the effects of interest rate swaps and, for the TWC notes and debentures, cross-currency swaps.
(c)

Outstanding balance amounts of the TWE notes and debentures as of June 30, 2012 and December 31, 2011 include an unamortized fair value adjustment of $73 million and $79 million, respectively, primarily consisting of the fair value adjustment recognized as a result of the 2001 merger of America Online, Inc. (now known as AOL Inc.) and Time Warner Inc. (now known as Historic TW Inc.).

(d)

TWC’s unused committed financial capacity was $6.588 billion as of June 30, 2012, reflecting $3.226 billion of cash and equivalents and $3.362 billion of available borrowing capacity under the Revolving Credit Facility (which reflects a reduction of $138 million for outstanding letters of credit backed by the Revolving Credit Facility).

(e)	Outstanding balance amounts of total debt as of June 30, 2012 and December 31, 2011 include current maturities of long-term debt of $1.855 billion and $2.122 billion, respectively.

See “Overview—Recent Developments—2012 Bond Offering” and “—Revolving Credit Facility and Commercial Paper Program” and the 2011 Form 10-K for further details regarding the Company’s outstanding debt and mandatorily redeemable preferred equity and other financing arrangements, including certain information about maturities, covenants and rating triggers related to such debt and financing arrangements. At June 30, 2012, TWC was in compliance with the leverage ratio covenant of the Revolving Credit Facility, with a ratio of consolidated total debt as of June 30, 2012 to consolidated EBITDA for the twelve months ended June 30, 2012 of approximately 3.1 times. In accordance with the Revolving Credit Facility agreement, consolidated total debt as of June 30, 2012 was calculated as (a) total debt per the accompanying consolidated balance sheet less the TWE unamortized fair value adjustment (discussed above) and the fair value of debt subject to interest rate swaps, less (b) total cash per the accompanying consolidated balance sheet in excess of $25 million. In accordance with the Revolving Credit Facility agreement, consolidated EBITDA for the twelve months ended June 30, 2012 was calculated as OIBDA plus asset impairments and equity-based compensation expense.

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

The Company operates in a highly competitive, consumer and technology driven and rapidly changing business that is affected by government regulation and economic, strategic, political and social conditions. Various factors could adversely affect the operations, business or financial results of TWC in the future and cause TWC’s actual results to differ materially from those contained in the forward-looking statements, including those factors discussed in detail in Item 1A, “Risk Factors,” in the 2011 Form 10-K, and in TWC’s other filings made from time to time with the SEC after the date of this report. In addition, important factors that could cause the Company’s actual results to differ materially from those in its forward-looking statements include:

•

increased competition from video, high-speed data, networking and voice providers, particularly direct broadcast satellite operators, local telephone companies (ILECs and CLECs), interexchange carriers, companies that deliver programming over broadband Internet connections, and wireless broadband and phone providers;

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

Changes in Internal Control Over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

TIME WARNER CABLE INC.

CONSOLIDATED BALANCE SHEET

(Unaudited)

	June 30, 2012	December 31, 2011
	(in millions)
ASSETS
Current assets:
Cash and equivalents	$3,226	$5,177
Receivables, less allowances of $88 million and $62 million as of June 30, 2012 and December 31, 2011, respectively	791	767
Deferred income tax assets	379	267
Other current assets	190	187

Total current assets	4,586	6,398
Investments	771	774
Property, plant and equipment, net	14,526	13,905
Intangible assets subject to amortization, net	680	228
Intangible assets not subject to amortization	26,011	24,272
Goodwill	2,879	2,247
Other assets	484	452

Total assets	$49,937	$48,276

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$399	$545
Deferred revenue and subscriber-related liabilities	187	169
Accrued programming expense	884	807
Current maturities of long-term debt	1,855	2,122
Other current liabilities	1,828	1,727

Total current liabilities	5,153	5,370
Long-term debt	25,381	24,320
Mandatorily redeemable preferred equity issued by a subsidiary	300	300
Deferred income tax liabilities, net	11,084	10,198
Other liabilities	654	551
Commitments and contingencies (Note 13)
TWC shareholders’ equity:
Common stock, $0.01 par value, 308.2 million and 315.0 million shares issued and outstanding as of June 30, 2012 and December 31, 2011, respectively	3	3
Additional paid-in capital	7,869	8,018
Retained earnings	79	68
Accumulated other comprehensive loss, net	(594)	(559)

Total TWC shareholders’ equity	7,357	7,530
Noncontrolling interests	8	7

Total equity	7,365	7,537

Total liabilities and equity	$49,937	$48,276

See accompanying notes.

TIME WARNER CABLE INC.

CONSOLIDATED STATEMENT OF OPERATIONS

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
	(in millions, except per share data)
Revenues	$5,404	$4,944	$10,538	$9,771
Costs and expenses:
Costs of revenues(a)	2,474	2,297	4,878	4,569
Selling, general and administrative(a)	919	823	1,776	1,647
Depreciation	817	744	1,588	1,488
Amortization	33	8	48	14
Merger-related and restructuring costs	21	9	66	15

Total costs and expenses	4,264	3,881	8,356	7,733

Operating Income	1,140	1,063	2,182	2,038
Interest expense, net	(397)	(366)	(802)	(729)
Other expense, net	—	(32)	(3)	(62)

Income before income taxes	743	665	1,377	1,247
Income tax provision	(290)	(244)	(541)	(500)

Net income	453	421	836	747
Less: Net income attributable to noncontrolling interests	(1)	(1)	(2)	(2)

Net income attributable to TWC shareholders	$452	$420	$834	$745

Net income per common share attributable to TWC common shareholders:
Basic	$1.44	$1.25	$2.65	$2.18

Diluted	$1.43	$1.24	$2.63	$2.16

Average common shares outstanding:
Basic	311.1	334.0	312.5	338.7

Diluted	315.3	339.6	317.1	344.6

Cash dividends declared per share of common stock	$0.56	$0.48	$1.12	$0.96

(a)	Costs of revenues and selling, general and administrative expenses exclude depreciation.

See accompanying notes.

TIME WARNER CABLE INC.

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
	(in millions)
Net income	$453	$421	$836	$747
Change in unrealized losses on pension benefit obligation, net of tax	(7)	(6)	3	(2)
Change in deferred losses on cash flow hedges, net of tax	(36)	(24)	(37)	(24)

Other comprehensive loss	(43)	(30)	(34)	(26)

Comprehensive income	410	391	802	721
Less: Comprehensive income attributable to noncontrolling interests	(1)	(1)	(2)	(2)

Comprehensive income attributable to TWC shareholders	$409	$390	$800	$719

See accompanying notes.

TIME WARNER CABLE INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

	Six Months Ended
	June 30,
	2012	2011
	(in millions)
OPERATING ACTIVITIES
Net income	$836	$747
Adjustments for noncash and nonoperating items:
Depreciation	1,588	1,488
Amortization	48	14
(Income) loss from equity-method investments, net of cash distributions	3	65
Deferred income taxes	267	391
Equity-based compensation expense	78	65
Excess tax benefit from equity-based compensation	(60)	(41)
Changes in operating assets and liabilities, net of acquisitions and dispositions:
Receivables	14	39
Accounts payable and other liabilities	116	30
Other changes	30	282

Cash provided by operating activities	2,920	3,080

INVESTING ACTIVITIES
Acquisitions and investments, net of cash acquired and distributions received	(1,410)	(303)
Capital expenditures	(1,418)	(1,363)
Other investing activities	13	18

Cash used by investing activities	(2,815)	(1,648)

FINANCING ACTIVITIES
Proceeds from issuance of long-term debt	1,015	1,009
Repayments of long-term debt	(250)	—
Repayments of long-term debt assumed in acquisitions	(1,730)	(44)
Debt issuance costs	(13)	(8)
Proceeds from exercise of stock options	93	98
Taxes paid in cash in lieu of shares issued for equity-based compensation	(41)	(28)
Excess tax benefit from equity-based compensation	60	41
Dividends paid	(356)	(330)
Repurchases of common stock	(787)	(1,691)
Other financing activities	(47)	(16)

Cash used by financing activities	(2,056)	(969)

Increase (decrease) in cash and equivalents	(1,951)	463
Cash and equivalents at beginning of period	5,177	3,047

Cash and equivalents at end of period	$3,226	$3,510

See accompanying notes.

TIME WARNER CABLE INC.

CONSOLIDATED STATEMENT OF EQUITY

(Unaudited)

	TWC Shareholders’ Equity	Non- controlling Interests	Total Equity
	(in millions)
Balance as of December 31, 2010	$9,210	$7	$9,217
Net income	745	2	747
Change in unrealized losses on pension benefit obligation, net of income tax benefit of $1 million	(2)	—	(2)
Change in deferred losses on cash flow hedges, net of income tax benefit of $15 million	(24)	—	(24)

Comprehensive income	719	2	721
Equity-based compensation expense	65	—	65
Taxes paid in lieu of shares issued for equity-based compensation	(28)	—	(28)
Shares issued upon exercise of stock options	98	—	98
Repurchase and retirement of common stock	(1,693)	—	(1,693)
Cash dividends declared ($0.96 per common share)	(330)	—	(330)
Other changes	—	(1)	(1)

Balance as of June 30, 2011	$8,041	$8	$8,049

Balance as of December 31, 2011	$7,530	$7	$7,537
Net income	834	2	836
Change in unrealized losses on pension benefit obligation, net of income tax provision of $0 million	3	—	3
Change in deferred losses on cash flow hedges, net of income tax benefit of $24 million	(37)	—	(37)

Comprehensive income	800	2	802
Equity-based compensation expense	78	—	78
Excess tax benefit realized from equity-based compensation	45	—	45
Taxes paid in lieu of shares issued for equity-based compensation	(41)	—	(41)
Shares issued upon exercise of stock options	94	—	94
Repurchase and retirement of common stock	(793)	—	(793)
Cash dividends declared ($1.12 per common share)	(356)	—	(356)
Other changes	—	(1)	(1)

Balance as of June 30, 2012	$7,357	$8	$7,365

See accompanying notes.

TIME WARNER CABLE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Description of Business

Time Warner Cable Inc. (together with its subsidiaries, “TWC” or the “Company”) is among the largest providers of video, high-speed data and voice services in the U.S., with technologically advanced, well-clustered cable systems located mainly in five geographic areas – New York State (including New York City), the Carolinas, the Midwest (including Ohio, Kentucky and Wisconsin), Southern California (including Los Angeles) and Texas. TWC offers its residential and business services customers video, high-speed data and voice services over its broadband cable systems. TWC’s business services also include networking and transport services (including cell tower backhaul services) and, through its wholly owned subsidiary, NaviSite, Inc. (“NaviSite”), managed and outsourced information technology solutions and cloud services. TWC also sells advertising to a variety of national, regional and local customers.

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

Testing Indefinite-Lived Intangible Assets for Impairment

In July 2012, the FASB issued authoritative guidance that allows companies the option to perform a qualitative assessment to determine whether further impairment testing of indefinite-lived intangible assets is necessary. Under this guidance, an entity is required to perform a quantitative impairment test if qualitative factors indicate that it is more likely than not that indefinite-lived intangible assets are impaired. The qualitative factors are consistent with the guidance established for goodwill impairment testing and include identifying and assessing events and circumstances that would most significantly impact, individually or in the aggregate, the carrying value of the indefinite-lived intangible assets. TWC has elected to early adopt this guidance, which will be effective for TWC’s indefinite-lived intangible asset impairment tests performed as of July 1, 2012 and is not expected to have a material impact on the Company’s consolidated financial statements.

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

TIME WARNER CABLE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Set forth below is a reconciliation of net income attributable to TWC common shareholders per basic and diluted common share (in millions, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net income attributable to TWC shareholders	$452	$420	$834	$745
Less: Net income allocated to participating securities(a)	(3)	(2)	(6)	(5)

Net income attributable to TWC common shareholders	$449	$418	$828	$740

Average basic common shares outstanding	311.1	334.0	312.5	338.7
Dilutive effect of nonparticipating equity awards	1.9	2.8	2.1	2.9
Dilutive effect of participating equity awards(a)	2.3	2.8	2.5	3.0

Average diluted common shares outstanding	315.3	339.6	317.1	344.6

Net income per common share attributable to TWC common shareholders:
Basic	$1.44	$1.25	$2.65	$2.18

Diluted	$1.43	$1.24	$2.63	$2.16

(a)	The Company’s restricted stock units granted to employees and non-employee directors are considered participating securities with respect to regular quarterly cash dividends.

Diluted net income per common share attributable to TWC common shareholders for the six months ended June 30, 2012 and 2011 excludes 2.6 million and 1.9 million common shares, respectively, that may be issued under the Company’s equity-based compensation plans because they do not have a dilutive effect. For the three months ended June 30, 2012 and 2011, antidilutive common shares related to equity-based compensation plans were insignificant.

4.	INSIGHT ACQUISITION

On February 29, 2012, TWC completed its acquisition of Insight Communications Company, Inc. and its subsidiaries (“Insight”) for $1.335 billion in cash, net of cash acquired, and repaid $1.164 billion outstanding under Insight’s senior secured credit facility (including accrued interest), and terminated the facility. As a result, Insight is a direct wholly owned subsidiary of TWC that operates cable systems in Kentucky, Indiana and Ohio. Additionally, on March 30, 2012, a portion of Insight’s $495 million in aggregate principal amount of senior notes due 2018 were redeemed for $193 million in cash (including premiums and accrued interest) and, on April 2, 2012, the remainder of the outstanding notes were redeemed for $386 million in cash (including premiums and accrued interest). The financial results for Insight, which served subscribers representing approximately 1.6 million primary service units as of the acquisition date, have been included in the Company’s consolidated financial statements from the acquisition date and did not significantly impact the Company’s consolidated financial results for the three and six months ended June 30, 2012.

TIME WARNER CABLE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The preliminary purchase price allocation is as follows (in millions):

Property, plant and equipment (primarily distribution systems)	$858
Intangible assets subject to amortization (primarily customer relationships)(a)	477
Intangible assets not subject to amortization (cable franchise rights)	1,747
Goodwill	628
Other current and noncurrent assets	183
Long-term debt	(1,734)
Deferred income tax liabilities, net	(661)
Other current and noncurrent liabilities	(163)

Total purchase price	$1,335

(a)	The weighted-average amortization period for acquired customer relationships is approximately 6 years.

The allocation of the purchase price, which primarily used a discounted cash flow (“DCF”) approach with respect to identified intangible assets and a combination of the cost and market approaches with respect to property, plant and equipment, is being finalized. The DCF approach was based upon management’s estimates of future cash flows and a discount rate consistent with the inherent risk of each of the acquired assets.

5.	WIRELESS-RELATED AGREEMENTS

On December 2, 2011, SpectrumCo, LLC (“SpectrumCo”), a joint venture between TWC, Comcast Corporation (“Comcast”) and Bright House Networks, LLC (“Bright House”) that holds advanced wireless spectrum (“AWS”) licenses, entered into an agreement pursuant to which SpectrumCo will sell its AWS licenses to Cellco Partnership (doing business as Verizon Wireless), a joint venture between Verizon Communications Inc. and Vodafone Group Plc, for $3.6 billion in cash. Upon closing, TWC, which owns 31.2% of SpectrumCo, will be entitled to receive approximately $1.1 billion. This transaction, which is subject to certain regulatory approvals and customary closing conditions, is expected to close during the second half of 2012. On February 9, 2012, Comcast and Verizon Wireless received a Request for Additional Information and Documentary Materials from the U.S. Department of Justice in connection with their required notification filed under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and, on March 8, 2012, TWC, Comcast, Bright House and Verizon Wireless received a supplemental document and information request from the Federal Communications Commission (the “FCC”) in connection with the FCC’s review of the license transfer application.

On December 2, 2011, TWC, Comcast, Bright House and Verizon Wireless also entered into agency agreements that allow the cable companies to sell Verizon Wireless-branded wireless service, and Verizon Wireless to sell each cable company’s services. During the second quarter of 2012, the Company and Verizon Wireless began selling each other’s products and services under agency agreements in a number of cities. After a four-year period, subject to certain conditions, the cable companies will have the option to offer wireless service under their own brands utilizing Verizon Wireless’ network. In addition, the parties entered into an agreement that provides for the creation of an innovation technology joint venture to better integrate wireless and cable services. On January 13, 2012, TWC received a civil investigative demand from the U.S. Department of Justice requesting additional information about these agreements and, on March 8, 2012, the FCC initiated an inquiry about the agency agreements. On July 9, 2012, TWC received an additional civil investigative demand from the U.S. Department of Justice requesting additional information about the agency agreements.

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

TIME WARNER CABLE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

6.	DEBT

TWC’s debt as of June 30, 2012 and December 31, 2011 was as follows (in millions):

		Outstanding Balance as of
	Maturity	June 30, 2012	December 31, 2011
Senior notes and debentures(a)(b)(c)(d)	2012-2042	$27,209	$26,427
Revolving credit facility	2017	—	—
Commercial paper program	2017	—	—
Capital leases	2012-2032	27	15

Total debt		27,236	26,442
Less: Current maturities		(1,855)	(2,122)

Total long-term debt		$25,381	$24,320

(a)	On July 2, 2012, TWC’s 5.400% senior notes due 2012 matured and all $1.5 billion in aggregate principal amount was repaid.
(b)

Outstanding balance amounts as of June 30, 2012 and December 31, 2011 include £1.266 billion and £623 million, respectively, of senior unsecured notes valued at $1.983 billion and $968 million, respectively, using the exchange rates at each date.

(c)	The weighted-average effective interest rate for the senior notes and debentures as of June 30, 2012 is 5.905% and includes the effects of interest rate swaps and cross-currency swaps.
(d)

Outstanding balance amounts as of June 30, 2012 and December 31, 2011 include an unamortized fair value adjustment of $73 million and $79 million, respectively, primarily consisting of the fair value adjustment recognized as a result of the 2001 merger of America Online, Inc. (now known as AOL Inc.) and Time Warner Inc. (now known as Historic TW Inc.) and are reduced by an unamortized discount of $173 million and $170 million, respectively. In addition, outstanding balance amounts include fair value adjustments for the portion of senior notes and debentures being hedged using interest rate swaps as discussed in Note 7 below.

2012 Bond Offering

On June 27, 2012, TWC issued £650 million (approximately U.S. $1.0 billion) in aggregate principal amount of 5.250% senior unsecured notes due 2042 (the “Sterling Notes”) in a public offering under a shelf registration statement on Form S-3 (the “2012 Bond Offering”). The Sterling Notes are guaranteed by the Company’s subsidiaries, Time Warner Entertainment Company, L.P. (“TWE”) and TW NY Cable Holding Inc. (“TW NY”) (the “Guarantors”). The Company expects to use the net proceeds from the 2012 Bond Offering for general corporate purposes.

The Sterling Notes were issued pursuant to an Indenture, dated as of April 9, 2007, as it may be amended from time to time (the “Indenture”), by and among the Company, the Guarantors and The Bank of New York Mellon, as trustee. The Indenture contains customary covenants relating to restrictions on the ability of the Company or any material subsidiary to create liens and on the ability of the Company and the Guarantors to consolidate, merge or convey or transfer substantially all of their assets. The Indenture also contains customary events of default.

The Sterling Notes mature on July 15, 2042 and interest is payable annually in arrears on July 15 of each year, beginning on July 15, 2013. The Sterling Notes are unsecured senior obligations of the Company and rank equally with its other unsecured and unsubordinated obligations. The guarantees of the Sterling Notes are unsecured senior obligations of the Guarantors and rank equally in right of payment with all other unsecured and unsubordinated obligations of the Guarantors.

The Sterling Notes may be redeemed in whole or in part at any time at the Company’s option at a redemption price equal to the greater of (i) 100% of the principal amount being redeemed and (ii) the sum of the present values of the remaining scheduled payments discounted to the redemption date on an annual basis at a comparable government bond rate plus a designated number of basis points as further described in the Indenture and the Sterling Notes, plus, in each case, accrued but unpaid interest to, but not including, the redemption date.

The Company may offer to redeem all, but not less than all, of the Sterling Notes in the event of certain changes in the tax laws of the United States (or any taxing authority in the United States). This redemption would be at a redemption price equal to 100% of the principal amount, together with accrued and unpaid interest on the Sterling Notes to, but not including, the redemption date.

TIME WARNER CABLE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Revolving Credit Facility and Commercial Paper Program

On April 27, 2012, the Company entered into a credit agreement for a $3.5 billion senior unsecured five-year revolving credit facility maturing in April 2017 (the “Revolving Credit Facility”). In connection with the entry into the Revolving Credit Facility, the Company’s $4.0 billion senior unsecured three-year revolving credit facility (the “Prior Credit Facility”), scheduled to mature in November 2013, was terminated. In addition, the Company’s unsecured commercial paper program (the “CP Program”) was reduced from $4.0 billion to $2.5 billion.

The Company’s obligations under the Revolving Credit Facility are guaranteed by TWE and TW NY. Borrowings under the Revolving Credit Facility bear interest at a rate based on the credit rating of TWC, which interest rate was initially LIBOR plus 1.10% per annum. In addition, TWC is required to pay a facility fee on the aggregate commitments under the Revolving Credit Facility at a rate determined by the credit rating of TWC, which rate was initially 0.15% per annum. The Revolving Credit Facility provides same-day funding capability, and a portion of the aggregate commitments, not to exceed $500 million at any time, may be used for the issuance of letters of credit.

The Revolving Credit Facility contains conditions, covenants, representations and warranties and events of default (with customary grace periods, as applicable) substantially similar to the conditions, covenants, representations and warranties and events of default in the Prior Credit Facility, including a maximum leverage ratio covenant of 5.0 times TWC’s consolidated EBITDA. The terms and related financial metrics associated with the leverage ratio are defined in the agreement. The Revolving Credit Facility does not contain any credit ratings-based defaults or covenants or any ongoing covenants or representations specifically relating to a material adverse change in TWC’s financial condition or results of operations. Borrowings under the Revolving Credit Facility may be used for general corporate purposes, and unused credit is available to support borrowings under the CP Program.

As of June 30, 2012, the Company had no outstanding borrowings under the Revolving Credit Facility or CP Program. TWC’s unused committed financial capacity was $6.588 billion as of June 30, 2012, reflecting $3.226 billion of cash and equivalents and $3.362 billion of available borrowing capacity under the Revolving Credit Facility.

7.	DERIVATIVE FINANCIAL INSTRUMENTS

The fair values of the assets and liabilities associated with the Company’s derivative financial instruments recorded in the consolidated balance sheet as of June 30, 2012 and December 31, 2011 were as follows (in millions):

	Assets		Liabilities
	June 30, 2012	December 31, 2011	June 30, 2012	December 31, 2011
Interest rate swaps(a)	$312	$297	$—	$—
Cross-currency swaps(b)	—	—	128	67
Equity award reimbursement obligation(b)	—	—	17	22

Total	$312	$297	$145	$89

(a)

The fair values of the assets/liabilities associated with interest rate swaps are classified as current or noncurrent in the consolidated balance sheet based on the maturity date of the interest rate swap contract. Of the total interest rate swaps asset recorded as of June 30, 2012 and December 31, 2011, $1 million and $14 million, respectively, is recorded in other current assets in the consolidated balance sheet.

(b)

The fair values of the liabilities associated with cross-currency swaps and the equity award reimbursement obligation are recorded in other liabilities and other current liabilities, respectively, in the consolidated balance sheet.

Fair Value Hedges

The Company uses interest rate swaps to manage interest rate risk by effectively converting fixed-rate debt into variable-rate debt. Under such contracts, the Company is entitled to receive semi-annual interest payments at fixed rates and is required to make semi-annual interest payments at variable rates, without exchange of the underlying principal amount. Such contracts are designated as fair value hedges. The Company recognizes no gain or loss related to its interest rate swaps because the changes in the fair values of such instruments are completely offset by the changes in the fair values of the

TIME WARNER CABLE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

hedged fixed-rate debt. The following table summarizes the terms of the Company’s existing fixed to variable interest rate swaps as of June 30, 2012 and December 31, 2011:

	June 30, 2012	December 31, 2011
Maturities	2012-2018	2012-2017
Notional amount (in millions)	$8,900	$7,850
Average pay rate (variable based on LIBOR plus variable margins)	4.31%	4.34%
Average receive rate (fixed)	6.31%	6.34%
Estimated fair value interest rate swaps asset, net (in millions)	$312	$297

Cash Flow Hedges

The Company uses cross-currency swaps to manage foreign exchange risk related to foreign currency denominated debt by effectively converting foreign currency denominated debt, including annual interest payments and the payment of principal at maturity, to U.S. dollar denominated debt. Such contracts are designated as cash flow hedges. The Company has entered into cross-currency swaps to effectively convert its £1.275 billion aggregate principal amount of fixed-rate British pound sterling denominated debt, including annual interest payments and the payment of principal at maturity, to fixed-rate U.S. dollar denominated debt. The cross-currency swaps have maturities extending through July 2042. As of June 30, 2012 and December 31, 2011, the fair value of cross-currency swaps was $128 million and $67 million, respectively. During the six months ended June 30, 2012 and 2011, the Company recognized deferred losses of $60 million and $48 million, respectively, in accumulated other comprehensive loss, net, related to the change in the fair value of cross-currency swaps. During the six months ended June 30, 2012 and 2011, the Company reclassified $(1) million and $10 million, respectively, from accumulated other comprehensive loss, net, to other expense, net, to offset the re-measurement (gain) loss recognized on the British pound sterling denominated debt of $(1) million and $10 million, respectively. Any ineffectiveness related to the Company’s cash flow hedges has been and is expected to be immaterial.

Equity Award Reimbursement Obligation

Upon the exercise of Time Warner Inc. (“Time Warner”) stock options held by TWC employees, TWC is obligated to reimburse Time Warner for the excess of the market price of Time Warner common stock on the day of exercise over the option exercise price (the “intrinsic” value of the award). The Company records the equity award reimbursement obligation at fair value in other current liabilities in the consolidated balance sheet, which is estimated using the Black-Scholes model. The change in the equity award reimbursement obligation fluctuates primarily with the fair value and expected volatility of Time Warner common stock and changes in fair value are recorded in other expense, net, in the period of change. As of June 30, 2012, the weighted-average remaining contractual term of outstanding Time Warner stock options held by TWC employees was 1.47 years. Changes in the fair value of the equity award reimbursement obligation are discussed in Note 8 below.

TIME WARNER CABLE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

8.	FAIR VALUE MEASUREMENTS

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The fair values of derivative financial instruments classified as assets and liabilities as of June 30, 2012 and December 31, 2011 were as follows (in millions):

	June 30, 2012			December 31, 2011
		Fair Value Measurements			Fair Value Measurements
	Fair Value	Level 2	Level 3	Fair Value	Level 2	Level 3
Assets:
Interest rate swaps	$312	$312	$—	$297	$297	$—

Total	$312	$312	$—	$297	$297	$—

Liabilities:
Cross-currency swaps	$128	$128	$—	$67	$67	$—
Equity award reimbursement obligation	17	—	17	22	—	22

Total	$145	$128	$17	$89	$67	$22

The fair value of interest rate swaps, classified as Level 2, utilized a DCF analysis based on the terms of the contract and an interest rate curve, and incorporates the credit risk of the Company and each counterparty. The fair value of cross-currency swaps, classified as Level 2, utilized a DCF analysis based on forward interest and exchange rates, and incorporates the credit risk of the Company and each counterparty. The fair value of the equity award reimbursement obligation, classified as Level 3, utilized a Black-Scholes option pricing model to determine the estimated weighted-average fair value of Time Warner stock options outstanding, which was $5.99 per option as of June 30, 2012. The weighted-average assumptions used in the Black-Scholes model were as follows: expected volatility of Time Warner common stock of 28.09%, expected term of 1.23 years, risk-free rate of 0.23% and expected dividend yield of 2.75%.

Changes in the fair value of the equity award reimbursement obligation, valued using significant unobservable inputs (Level 3), are presented below (in millions):

Balance as of December 31, 2010	$20
Losses recognized in other expense, net	5
Payments to Time Warner for awards exercised	(3)

Balance as of December 31, 2011	22
Gains recognized in other expense, net	(2)
Payments to Time Warner for awards exercised	(3)

Balance as of June 30, 2012	$17

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

The Company’s assets measured at fair value on a nonrecurring basis include equity-method investments, long-lived assets, indefinite-lived intangible assets and goodwill. The Company reviews the carrying amounts of such assets whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable or at least annually as of July 1 for indefinite-lived intangible assets and goodwill. Any resulting asset impairment would require that the asset be recorded at its fair value.

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

The carrying value and related estimated fair value of the Company’s long-term debt, excluding capital leases, and mandatorily redeemable preferred equity was $27.509 billion and $31.940 billion, respectively, as of June 30, 2012 and $26.727 billion and $30.445 billion, respectively, as of December 31, 2011. Estimated fair values for long-term debt and mandatorily redeemable preferred equity have generally been determined by reference to the market value of the instrument as quoted on a national securities exchange or in an over-the-counter market. In cases where a quoted market value is not available, fair value is based on an estimate using present value or other valuation techniques.

9.	TWC SHAREHOLDERS’ EQUITY

Common Stock Repurchase Program

On January 25, 2012, the Company’s Board of Directors increased the remaining authorization ($758 million as of January 25, 2012) under its existing $4.0 billion common stock repurchase program (the “Stock Repurchase Program”) to an aggregate of up to $4.0 billion of TWC common stock effective January 26, 2012. Purchases under the Stock Repurchase Program may be made from time to time on the open market and in privately negotiated transactions. The size and timing of the Company’s purchases under the Stock Repurchase Program are based on a number of factors, including TWC’s common stock price, as well as business and market conditions. From January 1, 2012 through June 30, 2012, the Company repurchased 10.4 million shares of TWC common stock for $793 million, including 0.3 million shares repurchased for $24 million that settled in July 2012. As of June 30, 2012, the Company had $3.303 billion remaining under the Stock Repurchase Program.

Changes in Common Stock

Changes in the Company’s common stock from January 1 through June 30 are presented below (in millions):

	2012	2011
Balance at beginning of period	315.0	348.3
Shares issued under equity-based compensation plans	3.6	3.5
Repurchase and retirement of common stock	(10.4)	(23.5)

Balance at end of period	308.2	328.3

10.	EQUITY-BASED COMPENSATION

The Company has one active equity plan (the “2011 Plan”) under which TWC is authorized to grant restricted stock units (“RSUs”) and options to purchase shares of TWC common stock to its employees and non-employee directors. As of June 30, 2012, the 2011 Plan provides for the issuance of up to 20.0 million shares of TWC common stock, of which 15.5 million shares were available for grant.

TIME WARNER CABLE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Equity-based compensation expense recognized for the three and six months ended June 30, 2012 and 2011 was as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Restricted stock units	$17	$16	$49	$42
Stock options	8	8	29	23

Total equity-based compensation expense	$25	$24	$78	$65

Restricted Stock Units

For the six months ended June 30, 2012, TWC granted 1.434 million RSUs at a weighted-average grant date fair value of $77.03 per RSU, including 194,000 RSUs subject to performance-based vesting conditions (“PBUs”) at a weighted-average grant date fair value of $77.04 per PBU. For the six months ended June 30, 2011, TWC granted 1.356 million RSUs at a weighted-average grant date fair value of $72.05 per RSU, including 158,000 PBUs at a weighted-average grant date fair value of $72.05 per PBU. Total unrecognized compensation cost related to unvested RSUs as of June 30, 2012, without taking into account expected forfeitures, was $178 million, which the Company expects to recognize over a weighted-average period of 2.87 years.

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

Stock Options

For the six months ended June 30, 2012, TWC granted 3.017 million stock options at a weighted-average grant date fair value of $16.85 per option, including 372,000 stock options subject to performance-based vesting conditions (“PBOs”) at a weighted-average grant date fair value of $16.85 per PBO. For the six months ended June 30, 2011, TWC granted 2.197 million stock options at a weighted-average grant date fair value of $18.95 per option, including 262,000 PBOs at a weighted-average grant date fair value of $19.08 per PBO. Total unrecognized compensation cost related to unvested stock options as of June 30, 2012, without taking into account expected forfeitures, is $71 million, which the Company expects to recognize over a weighted-average period of 2.82 years.

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

TIME WARNER CABLE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The table below presents the assumptions used to value stock options at their grant date for the six months ended June 30, 2012 and 2011 and reflects the weighted average of all awards granted within each period:

	Six Months Ended June 30,
	2012	2011
Expected volatility	30.03%	31.21%
Expected term to exercise from grant date (in years)	6.43	6.41
Risk-free rate	1.35%	2.82%
Expected dividend yield	2.91%	2.66%

11.	PENSION COSTS

TWC sponsors two qualified noncontributory defined benefit pension plans – Time Warner Cable Pension Plan (the “TWC Pension Plan”) and Time Warner Cable Union Pension Plan (the “Union Pension Plan” and, together with the TWC Pension Plan, the “qualified pension plans”) – that together provide pension benefits to a majority of the Company’s employees. TWC also provides a nonqualified noncontributory defined benefit pension plan for certain employees (the “nonqualified pension plan” and, together with the qualified pension plans, the “pension plans”). Pension benefits are based on formulas that reflect the employees’ years of service and compensation during their employment period. TWC uses a December 31 measurement date for the pension plans. A summary of the components of net periodic benefit costs for the three and six months ended June 30, 2012 and 2011 is as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Service cost	$42	$34	$84	$66
Interest cost	32	29	65	57
Expected return on plan assets	(44)	(37)	(88)	(74)
Amounts amortized	16	7	30	13

Net periodic benefit costs	$46	$33	$91	$62

After considering the funded status of the qualified pension plans, movements in the discount rate, investment performance and related tax consequences, the Company may choose to make contributions to the qualified pension plans in any given year. The Company was not required to make any cash contributions to the qualified pension plans during the six months ended June 30, 2012, but may make discretionary cash contributions to the pension plans in the second half of 2012. For the Company’s nonqualified plan, contributions will continue to be made to the extent benefits are paid. Contributions to the nonqualified pension plan are expected to be $4 million in 2012, of which $2 million was contributed during the six months ended June 30, 2012.

12.	MERGER-RELATED AND RESTRUCTURING COSTS

Merger-related and restructuring costs for the three and six months ended June 30, 2012 and 2011 consisted of (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Merger-related costs	$8	$4	$43	$4
Restructuring costs	13	5	23	11

Total merger-related and restructuring costs	$21	$9	$66	$15

TIME WARNER CABLE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Merger-related Costs

For the six months ended June 30, 2012, the Company incurred merger-related costs of $43 million primarily due to severance costs and legal, professional and other fees incurred in connection with the Insight acquisition. During 2011, the Company incurred merger-related costs of $10 million in connection with the acquisitions of NaviSite, the NewWave Communications cable systems and Insight. The Company expects to incur additional merger-related costs of approximately $25 million during the remainder of 2012 related to the Insight acquisition. Information relating to merger-related costs incurred is as follows (in millions):

	Employee Termination Costs	Other Costs	Total
Costs incurred	$—	$10	$10
Cash paid(a)	—	(10)	(10)

Remaining liability as of December 31, 2011	—	—	—
Costs incurred	19	24	43
Cash paid	(8)	(19)	(27)

Remaining liability as of June 30, 2012(b)	$11	$5	$16

(a)	Of the total cash paid in 2011, $4 million was paid during the six months ended June 30, 2011.
(b)

Of the remaining liability as of June 30, 2012, $12 million is classified as a current liability, with the remaining amount classified as a noncurrent liability in the consolidated balance sheet. Amounts are expected to be paid through January 2015.

Restructuring Costs

Beginning in the first quarter of 2009, the Company began a restructuring to improve operating efficiency, primarily related to employee terminations and other exit costs. Through June 30, 2012, the Company incurred costs of $216 million and made payments of $199 million related to this restructuring. Through December 31, 2011, the Company terminated approximately 2,975 employees and terminated approximately 680 additional employees during the six months ended June 30, 2012. The Company expects to incur additional restructuring costs during the remainder of 2012 in connection with various initiatives intended to improve operating efficiency, primarily related to employee terminations. Information relating to restructuring costs is as follows (in millions):

	Employee Termination Costs	Other Exit Costs	Total
Remaining liability as of December 31, 2010	$14	$8	$22
Costs incurred	44	16	60
Cash paid(a)	(29)	(20)	(49)

Remaining liability as of December 31, 2011	29	4	33
Costs incurred	18	5	23
Cash paid	(34)	(5)	(39)

Remaining liability as of June 30, 2012(b)	$13	$4	$17

(a)	Of the total cash paid in 2011, $22 million was paid during the six months ended June 30, 2011.
(b)

Of the remaining liability as of June 30, 2012, $16 million is classified as a current liability, with the remaining amount classified as a noncurrent liability in the consolidated balance sheet. Amounts are expected to be paid through March 2014.

13.	COMMITMENTS AND CONTINGENCIES

Legal Proceedings

On April 7, 2011, the Company filed a complaint in the U.S. District Court for the Southern District of New York against Viacom International Inc. and several of its subsidiaries (“Viacom”). The complaint asked the court to render a

TIME WARNER CABLE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

declaratory judgment that certain programming agreements between the Company and Viacom allow the Company to provide video programming services to its customers over its cable systems through devices of the customers’ choosing, including through the Company’s iPad App and Smart TVs. The complaint further asked the court to declare that by providing video programming services to its customers in this fashion, the Company is not infringing Viacom copyrights. The same day, Viacom filed its own complaint against the Company in the same court, alleging copyright and trademark infringement and breach of contract, and asking for a declaratory judgment that the programming agreements between the Company and Viacom do not allow the Company to distribute Viacom programming “via broadband.” On October 3, 2011, the Company filed an answer to Viacom’s complaint as well as a counterclaim alleging that Viacom was in breach of its agreement with the Company concerning Viacom’s CMT (formerly Country Music Television) service. On November 2, 2011, Viacom filed a motion to dismiss the Company’s counterclaim. On May 17, 2012, the parties reached a settlement to resolve these actions on terms that are not material to the Company.

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

On August 9, 2010, the plaintiffs in Michelle Downs and Laurie Jarrett, et al. v. Insight Communications Company, L.P. filed a second amended complaint in the U.S. District Court for the Western District of Kentucky, as a purported class action, alleging that Insight Communications Company, L.P. violated Section 1 of the Sherman Antitrust Act by tying the sales of premium cable television services to the leasing of set-top converter boxes, which is similar to the federal claim against the Company in In re: Set-Top Cable Television Box Antitrust Litigation. The plaintiffs are seeking, among other things, unspecified treble monetary damages and an injunction to cease such alleged practices. The Company intends to defend against this lawsuit vigorously, but is unable to predict the outcome of this lawsuit or reasonably estimate a range of possible loss.

On November 14, 2008, the plaintiffs in Mark Swinegar, et al. v. Time Warner Cable Inc., filed a second amended complaint in the Los Angeles County Superior Court, as a purported class action, alleging that the Company provided to and charged the plaintiffs for equipment that they had not affirmatively requested in violation of the proscription in the Cable Consumer Protection and Competition Act of 1992 (the “Cable Act”) against “negative option billing” and that such violation was an unlawful act or practice under California’s Unfair Competition Law (the “UCL”). The plaintiffs were seeking restitution under the UCL and attorneys’ fees. On October 7, 2010, the Company filed a petition for a declaratory ruling with the FCC requesting that the FCC determine whether the Company’s general ordering process complies with the Cable Act’s “negative option billing” restriction. On March 1, 2011, the FCC issued a declaratory ruling finding that informed consent is adequate to satisfy the requirements under the Cable Act. On May 12, 2011, the Los Angeles County Superior Court granted the Company’s motion for summary judgment. On June 13, 2011, the plaintiffs filed a motion for reconsideration of the decision, which the court denied on July 28, 2011. On September 26, 2011, the plaintiffs filed a notice of appeal to the California Court of Appeals for the Second District. On May 1, 2012, the parties reached a settlement to resolve the action on terms that are not material to the Company.

On September 20, 2007, Brantley, et al. v. NBC Universal, Inc., et al. was filed in the U.S. District Court for the Central District of California against the Company. The complaint, which also named as defendants several other cable and satellite providers (collectively, the “distributor defendants”) as well as programming content providers (collectively, the “programmer defendants”), alleged violations of Sections 1 and 2 of the Sherman Antitrust Act. Among other things, the complaint alleged coordination between and among the programmer defendants to sell and/or license programming on a “bundled” basis to the distributor defendants, who in turn purportedly offer that programming to subscribers in packaged tiers, rather than on a per channel (or “à la carte”) basis. The plaintiffs, who seek to represent a purported nationwide class of

TIME WARNER CABLE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

cable and satellite subscribers, are seeking, among other things, unspecified treble monetary damages and an injunction to compel the offering of channels to subscribers on an “à la carte” basis. On October 15, 2009, the district court granted with prejudice a motion by the distributor defendants and the programmer defendants to dismiss the plaintiffs’ third amended complaint, terminating the action. On March 30, 2012, the U.S. Court of Appeals for the Ninth Circuit affirmed the district court’s dismissal of the plaintiffs’ lawsuit and, on April 10, 2012, the plaintiffs filed a petition for en banc rehearing. On May 4, 2012, the U.S. Court of Appeals for the Ninth Circuit denied the petition. The time to appeal this decision has not yet expired. The Company intends to defend against this lawsuit vigorously, but is unable to predict the outcome of this lawsuit or reasonably estimate a range of possible loss.

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

Certain Patent Litigation

The Company is a defendant in Motorola Mobility, Inc., et al. v. TiVo Inc. (the “Motorola Mobility Lawsuit”). On February 25, 2011, Motorola Mobility, Inc. (“Motorola Mobility”) and General Instrument Corporation, a subsidiary of Motorola Mobility, filed a complaint against TiVo Inc. (“TiVo”) in the U.S. District Court for the Eastern District of Texas, alleging infringement of three Motorola Mobility patents by TiVo digital video recorder (“DVR”) products and requesting a declaration that patents of TiVo are invalid and not infringed by certain Motorola Mobility DVR products. Motorola Mobility and General Instrument Corporation are seeking, among other things, damages and a permanent injunction. On March 26, 2012, TiVo filed amended counterclaims adding the Company as a defendant to the lawsuit and a new patent claim. On May 17, 2012, the Company filed a motion to dismiss TiVo’s claims against it for failure to state a claim and, on May 20, 2012, the Company filed a motion to sever and stay TiVo’s claims against it. On June 29, 2012, TiVo served the Company with infringement contentions alleging infringement by the Company based on its use of Motorola Mobility DVR products and Cisco Systems, Inc. (“Cisco”) DVR products. On July 18, 2012, the court severed TiVo’s claims against the Company relating to the Cisco DVR products from the Motorola Mobility Lawsuit, restricted TiVo’s remaining claims against the Company in this lawsuit solely to the Motorola Mobility DVR products and denied the Company’s request for a stay. The Company intends to defend against this lawsuit vigorously, but is unable to predict the outcome of this lawsuit or reasonably estimate a range of possible loss.

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

From time to time, the Company receives notices from third parties and, in some cases, is party to litigation alleging that certain of the Company’s services or technologies infringe the intellectual property rights of others. Claims of intellectual property infringement could require TWC to enter into royalty or licensing agreements on unfavorable terms, incur substantial monetary liability or be enjoined preliminarily or permanently from further use of the intellectual property in question. In addition, certain agreements entered into by the Company may require it to indemnify the other party for certain third-party intellectual property infringement claims, which could increase the Company’s damages and its costs of defending against such claims. Even if the claims are without merit, defending against the claims can be time consuming and costly.

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

Other Matters

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

TIME WARNER CABLE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

14.	ADDITIONAL FINANCIAL INFORMATION

Other Current Liabilities

Other current liabilities as of June 30, 2012 and December 31, 2011 consisted of (in millions):

	June 30, 2012	December 31, 2011
Accrued interest	$554	$585
Accrued compensation and benefits	306	360
Accrued sales and other taxes	244	106
Accrued insurance	165	158
Accrued franchise fees	150	164
Accrued rent	43	38
Other accrued expenses	366	316

Total other current liabilities	$1,828	$1,727

Revenues

Revenues for the three and six months ended June 30, 2012 and 2011 consisted of (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Residential services	$4,617	$4,300	$9,050	$8,559
Business services	464	361	893	673
Advertising	265	225	476	422
Other	58	58	119	117

Total revenues	$5,404	$4,944	$10,538	$9,771

Interest Expense, Net

Interest expense, net, for the three and six months ended June 30, 2012 and 2011 consisted of (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Interest expense	$(399)	$(367)	$(806)	$(732)
Interest income	2	1	4	3

Interest expense, net	$(397)	$(366)	$(802)	$(729)

TIME WARNER CABLE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Other Expense, Net

Other expense, net, for the three and six months ended June 30, 2012 and 2011 consisted of (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Income (loss) from equity-method investments, net(a)	$3	$(32)	$7	$(57)
Gain (loss) on equity award reimbursement obligation to Time Warner	(1)	—	2	(5)
Other investment losses(b)	(2)	—	(12)	—

Other expense, net	$—	$(32)	$(3)	$(62)

(a)

Loss from equity-method investments, net, for 2011 primarily consists of losses incurred by Clearwire Communications. During the third quarter of 2011, the balance of the Company’s investment in Clearwire Communications included in the consolidated balance sheet was reduced to $0.

(b)

Other investment losses for 2012 represents impairments of the Company’s investment in Canoe Ventures LLC (“Canoe”), an equity-method investee engaged in the development of advanced advertising platforms. The impairments were recognized as a result of Canoe’s announcement during the first quarter of 2012 of a restructuring that will significantly curtail its operations.

Related Party Transactions

Income (expense) resulting from transactions with related parties for the three and six months ended June 30, 2012 and 2011 is as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Revenues	$3	$6	$5	$9
Costs of revenues	(66)	(64)	(127)	(128)

Supplemental Cash Flow Information

Additional financial information with respect to cash (payments) and receipts for the six months ended June 30, 2012 and 2011 is as follows (in millions):

	Six Months Ended June 30,
	2012	2011
Cash paid for interest	$(930)	$(793)
Interest income received(a)	84	73

Cash paid for interest, net	$(846)	$(720)

Cash paid for income taxes	$(86)	$(50)
Cash refunds of income taxes	9	271

Cash (paid for) refunds of income taxes, net	$(77)	$221

(a)	Interest income received includes amounts received under interest rate swaps.

The consolidated statement of cash flows for the six months ended June 30, 2012 and 2011 does not reflect $24 million and $45 million, respectively, of common stock repurchases that were included in other current liabilities as of June 30, 2012 and 2011, respectively, for which payment was made in July 2012 and 2011, respectively.

TIME WARNER CABLE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

15.	CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

TWE and TW NY (collectively, the “Guarantor Subsidiaries”) are subsidiaries of Time Warner Cable Inc. (the “Parent Company”). The Guarantor Subsidiaries have fully and unconditionally, jointly and severally, directly or indirectly, guaranteed the debt issued by the Parent Company in its 2007 registered exchange offer and subsequent public offerings. The Parent Company owns all of the voting interests, directly or indirectly, of both TWE and TW NY.

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

TIME WARNER CABLE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The Company’s condensed consolidating financial information as of June 30, 2012 and December 31, 2011 and for the three and six months ended June 30, 2012 and 2011 is as follows (in millions):

Consolidating Balance Sheet as of June 30, 2012

	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	TWC Consolidated
ASSETS
Current assets:
Cash and equivalents	$2,190	$599	$437	$—	$3,226
Receivables, net	57	99	635	—	791
Receivables from affiliated parties	37	29	46	(112)	—
Deferred income tax assets	379	147	269	(416)	379
Other current assets	17	59	114	—	190

Total current assets	2,680	933	1,501	(528)	4,586
Investments in and amounts due from consolidated subsidiaries	48,717	26,645	14,233	(89,595)	—
Investments	23	—	748	—	771
Property, plant and equipment, net	33	3,702	10,791	—	14,526
Intangible assets subject to amortization, net	—	29	651	—	680
Intangible assets not subject to amortization	—	6,216	19,795	—	26,011
Goodwill	4	3	2,872	—	2,879
Other assets	422	17	45	—	484

Total assets	$51,879	$37,545	$50,636	$(90,123)	$49,937

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$—	$124	$275	$—	$399
Deferred revenue and subscriber-related liabilities	—	66	121	—	187
Payables to affiliated parties	29	46	37	(112)	—
Accrued programming expense	—	852	32	—	884
Current maturities of long-term debt	1,500	353	2	—	1,855
Other current liabilities	699	463	666	—	1,828

Total current liabilities	2,228	1,904	1,133	(112)	5,153
Long-term debt	23,285	2,089	7	—	25,381
Mandatorily redeemable preferred equity	—	1,928	300	(1,928)	300
Deferred income tax liabilities, net	11,082	5,719	6,256	(11,973)	11,084
Long-term payables to affiliated parties	7,596	1,145	8,702	(17,443)	—
Other liabilities	331	116	207	—	654
TWC shareholders’ equity:
Due to (from) TWC and subsidiaries	—	7	(578)	571	—
Other TWC shareholders’ equity	7,357	19,645	34,601	(54,246)	7,357

Total TWC shareholders’ equity	7,357	19,652	34,023	(53,675)	7,357
Noncontrolling interests	—	4,992	8	(4,992)	8

Total equity	7,357	24,644	34,031	(58,667)	7,365

Total liabilities and equity	$51,879	$37,545	$50,636	$(90,123)	$49,937

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

TIME WARNER CABLE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Consolidating Statement of Operations for the Three Months Ended June 30, 2012

	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	TWC Consolidated
Revenues	$—	$705	$4,725	$(26)	$5,404

Costs of revenues	—	409	2,091	(26)	2,474
Selling, general and administrative	—	68	851	—	919
Depreciation	—	194	623	—	817
Amortization	—	1	32	—	33
Intercompany royalties	—	(126)	126	—	—
Merger-related and restructuring costs	4	4	13	—	21

Total costs and expenses	4	550	3,736	(26)	4,264

Operating Income (Loss)	(4)	155	989	—	1,140
Equity in pretax income of consolidated subsidiaries	824	582	28	(1,434)	—
Interest expense, net	(79)	(126)	(192)	—	(397)

Income before income taxes	741	611	825	(1,434)	743
Income tax provision	(289)	(239)	(245)	483	(290)

Net income	452	372	580	(951)	453
Less: Net income attributable to noncontrolling interests	—	(9)	(1)	9	(1)

Net income attributable to TWC shareholders	$452	$363	$579	$(942)	$452

Consolidating Statement of Comprehensive Income for the Three Months Ended June 30, 2012

	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	TWC Consolidated
Net income	$452	$372	$580	$(951)	$453
Change in unrealized losses on pension benefit obligation, net of tax	(7)	—	—	—	(7)
Change in deferred losses on cash flow hedges, net of tax	(36)	—	—	—	(36)

Other comprehensive loss	(43)	—	—	—	(43)

Comprehensive income	409	372	580	(951)	410
Less: Comprehensive income attributable to noncontrolling interests	—	(9)	(1)	9	(1)

Comprehensive income attributable to TWC shareholders	$409	$363	$579	$(942)	$409

TIME WARNER CABLE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Consolidating Statement of Operations for the Three Months Ended June 30, 2011

	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	TWC Consolidated
Revenues	$—	$724	$4,242	$(22)	$4,944

Costs of revenues	—	400	1,919	(22)	2,297
Selling, general and administrative	—	63	760	—	823
Depreciation	—	189	555	—	744
Amortization	—	1	7	—	8
Intercompany royalties	—	(82)	82	—	—
Merger-related and restructuring costs	4	2	3	—	9

Total costs and expenses	4	573	3,326	(22)	3,881

Operating Income (Loss)	(4)	151	916	—	1,063
Equity in pretax income of consolidated subsidiaries	754	569	23	(1,346)	—
Interest expense, net	(86)	(129)	(151)	—	(366)
Other income (expense), net	1	—	(33)	—	(32)

Income before income taxes	665	591	755	(1,346)	665
Income tax provision	(245)	(224)	(211)	436	(244)

Net income	420	367	544	(910)	421
Less: Net income attributable to noncontrolling interests	—	(6)	(1)	6	(1)

Net income attributable to TWC shareholders	$420	$361	$543	$(904)	$420

Consolidating Statement of Comprehensive Income for the Three Months Ended June 30, 2011

	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	TWC Consolidated
Net income	$420	$367	$544	$(910)	$421
Change in unrealized losses on pension benefit obligation, net of tax	(6)	—	—	—	(6)
Change in deferred losses on cash flow hedges, net of tax	(24)	—	—	—	(24)

Other comprehensive loss	(30)	—	—	—	(30)

Comprehensive income	390	367	544	(910)	391
Less: Comprehensive income attributable to noncontrolling interests	—	(6)	(1)	6	(1)

Comprehensive income attributable to TWC shareholders	$390	$361	$543	$(904)	$390

TIME WARNER CABLE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Consolidating Statement of Operations for the Six Months Ended June 30, 2012

	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	TWC Consolidated
Revenues	$—	$1,408	$9,176	$(46)	$10,538

Costs of revenues	—	808	4,116	(46)	4,878
Selling, general and administrative	—	137	1,639	—	1,776
Depreciation	—	386	1,202	—	1,588
Amortization	—	2	46	—	48
Intercompany royalties	—	(246)	246	—	—
Merger-related and restructuring costs	22	5	39	—	66

Total costs and expenses	22	1,092	7,288	(46)	8,356

Operating Income (Loss)	(22)	316	1,888	—	2,182
Equity in pretax income of consolidated subsidiaries	1,560	1,120	61	(2,741)	—
Interest expense, net	(164)	(255)	(383)	—	(802)
Other income (expense), net	—	1	(4)	—	(3)

Income before income taxes	1,374	1,182	1,562	(2,741)	1,377
Income tax provision	(540)	(468)	(472)	939	(541)

Net income	834	714	1,090	(1,802)	836
Less: Net income attributable to noncontrolling interests	—	(20)	(2)	20	(2)

Net income attributable to TWC shareholders	$834	$694	$1,088	$(1,782)	$834

Consolidating Statement of Comprehensive Income for the Six Months Ended June 30, 2012

	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	TWC Consolidated
Net income	$834	$714	$1,090	$(1,802)	$836
Change in unrealized losses on pension benefit obligation, net of tax	3	—	—	—	3
Change in deferred losses on cash flow hedges, net of tax	(37)	—	—	—	(37)

Other comprehensive loss	(34)	—	—	—	(34)

Comprehensive income	800	714	1,090	(1,802)	802
Less: Comprehensive income attributable to noncontrolling interests	—	(20)	(2)	20	(2)

Comprehensive income attributable to TWC shareholders	$800	$694	$1,088	$(1,782)	$800

TIME WARNER CABLE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Consolidating Statement of Operations for the Six Months Ended June 30, 2011

	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	TWC Consolidated
Revenues	$—	$1,441	$8,369	$(39)	$9,771

Costs of revenues	—	784	3,824	(39)	4,569
Selling, general and administrative	—	124	1,523	—	1,647
Depreciation	—	382	1,106	—	1,488
Amortization	—	1	13	—	14
Intercompany royalties	—	(162)	162	—	—
Merger-related and restructuring costs	4	5	6	—	15

Total costs and expenses	4	1,134	6,634	(39)	7,733

Operating Income (Loss)	(4)	307	1,735	—	2,038
Equity in pretax income of consolidated subsidiaries	1,412	1,044	60	(2,516)	—
Interest expense, net	(163)	(245)	(321)	—	(729)
Other expense, net	—	(2)	(60)	—	(62)

Income before income taxes	1,245	1,104	1,414	(2,516)	1,247
Income tax provision	(500)	(435)	(409)	844	(500)

Net income	745	669	1,005	(1,672)	747
Less: Net income attributable to noncontrolling interests	—	(19)	(2)	19	(2)

Net income attributable to TWC shareholders	$745	$650	$1,003	$(1,653)	$745

Consolidating Statement of Comprehensive Income for the Six Months Ended June 30, 2011

	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	TWC Consolidated
Net income	$745	$669	$1,005	$(1,672)	$747
Change in unrealized losses on pension benefit obligation, net of tax	(2)	—	—	—	(2)
Change in deferred losses on cash flow hedges, net of tax	(24)	—	—	—	(24)

Other comprehensive loss	(26)	—	—	—	(26)

Comprehensive income	719	669	1,005	(1,672)	721
Less: Comprehensive income attributable to noncontrolling interests	—	(19)	(2)	19	(2)

Comprehensive income attributable to TWC shareholders	$719	$650	$1,003	$(1,653)	$719

TIME WARNER CABLE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Consolidating Statement of Cash Flows for the Six Months Ended June 30, 2012

	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	TWC Consolidated
Cash provided by operating activities	$26	$429	$2,465	$—	$2,920

INVESTING ACTIVITIES
Acquisitions and investments, net of cash acquired and distributions received	(1,351)	(347)	(231)	519	(1,410)
Capital expenditures	—	(363)	(1,055)	—	(1,418)
Other investing activities	—	5	8	—	13

Cash used by investing activities	(1,351)	(705)	(1,278)	519	(2,815)

FINANCING ACTIVITIES
Short-term borrowings (repayments), net	347	174	(2)	(519)	—
Proceeds from issuance of long-term debt	1,015	—	—	—	1,015
Repayments of long-term debt	—	(250)	—	—	(250)
Repayments of long-term debt assumed in acquisitions	—	—	(1,730)	—	(1,730)
Debt issuance costs	(13)	—	—	—	(13)
Proceeds from exercise of stock options	93	—	—	—	93
Taxes paid in cash in lieu of shares issued for equity-based compensation	—	(36)	(5)	—	(41)
Excess tax benefit from equity-based compensation	52	—	8	—	60
Dividends paid	(356)	—	—	—	(356)
Repurchases of common stock	(787)	—	—	—	(787)
Net change in investments in and amounts due from consolidated subsidiaries	(1,192)	589	603	—	—
Other financing activities	(16)	—	(31)	—	(47)

Cash provided (used) by financing activities	(857)	477	(1,157)	(519)	(2,056)

Increase (decrease) in cash and equivalents	(2,182)	201	30	—	(1,951)
Cash and equivalents at beginning of period	4,372	398	407	—	5,177

Cash and equivalents at end of period	$2,190	$599	$437	$—	$3,226

TIME WARNER CABLE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Consolidating Statement of Cash Flows for the Six Months Ended June 30, 2011

	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	TWC Consolidated
Cash provided by operating activities	$179	$476	$2,440	$(15)	$3,080

INVESTING ACTIVITIES
Acquisitions and investments, net of cash acquired and distributions received	(270)	(629)	(232)	828	(303)
Capital expenditures	(1)	(350)	(1,012)	—	(1,363)
Other investing activities	14	1	3	—	18

Cash used by investing activities	(257)	(978)	(1,241)	828	(1,648)

FINANCING ACTIVITIES
Short-term borrowings, net	685	143	—	(828)	—
Proceeds from issuance of long-term debt	1,009	—	—	—	1,009
Repayments of long-term debt assumed in acquisitions	—	—	(44)	—	(44)
Debt issuance costs	(8)	—	—	—	(8)
Proceeds from exercise of stock options	98	—	—	—	98
Taxes paid in cash in lieu of shares issued for equity-based compensation	—	(24)	(4)	—	(28)
Excess tax benefit from equity-based compensation	17	—	24	—	41
Dividends paid	(330)	—	—	—	(330)
Repurchases of common stock	(1,691)	—	—	—	(1,691)
Net change in investments in and amounts due from consolidated subsidiaries	71	687	(773)	15	—
Other financing activities	(14)	—	(2)	—	(16)

Cash provided (used) by financing activities	(163)	806	(799)	(813)	(969)

Increase (decrease) in cash and equivalents	(241)	304	400	—	463
Cash and equivalents at beginning of period	2,980	67	—	—	3,047

Cash and equivalents at end of period	$2,739	$371	$400	$—	$3,510

Part II. Other Information

Item 1. Legal Proceedings.

The information set forth under Note 13 to the accompanying consolidated financial statements included in this Quarterly Report on Form 10-Q is incorporated herein by reference.

Item 1A. Risk Factors.

There have been no material changes in the Company’s risk factors from those disclosed in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

The following table provides information about the Company’s purchases of equity securities registered by the Company pursuant to Section 12 of the Securities Exchange Act of 1934, as amended, during the quarter ended June 30, 2012.

	Total Number of Shares Purchased	Average Price Paid Per Share(a)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(b)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(c)
April 1, 2012 - April 30, 2012	1,275,323	$80.74	1,275,323	$3,639,557,346
May 1, 2012 - May 31, 2012	2,156,712	76.94	2,156,712	3,473,613,924
June 1, 2012 - June 30, 2012	2,204,284	77.47	2,204,284	3,302,857,013

Total	5,636,319	78.01	5,636,319

(a)	The calculation of the average price paid per share does not give effect to any fees, commissions and other costs associated with the repurchase of such shares.
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
Chief Financial Officer

Date: August 2, 2012

EXHIBIT INDEX

Pursuant to Item 601 of Regulation S-K

Exhibit Number	Description

1.1	Underwriting Agreement, dated June 20, 2012, among Time Warner Cable Inc. (the “Company”), Time Warner Entertainment Company, L.P. (“TWE”) and TW NY Cable Holding Inc. (“TW NY” and together with TWE, the “Guarantors”) and Barclays Bank PLC, Deutsche Bank AG, London Branch and The Royal Bank of Scotland plc, on behalf of themselves and as representatives of the underwriters listed in Schedule II thereto (incorporated herein by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K dated June 20, 2012 and filed with the Securities and Exchange Commission (the “SEC”) on June 25, 2012).*

3.1	By-laws of Time Warner Cable Inc., as amended through July 26, 2012 (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated July 25, 2012 and filed with the SEC on July 31, 2012).*

4.1	Form of 5 1/4% Note due 2042 (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated and filed with the SEC on June 27, 2012).*

4.2	$3.5 billion Five-Year Revolving Credit Agreement, dated as of April 27, 2012, among the Company, as Borrower, the Lenders from time to time party thereto, Citibank, N.A. as Administrative Agent, BNP Paribas, Deutsche Bank Securities Inc. and Wells Fargo Bank, National Association, as Co-Syndication Agents, and Barclays Bank PLC, JPMorgan Chase Bank, N.A., Mizuho Corporate Bank, LTD., RBC Capital Markets, Sumitomo Mitsui Banking Corporation, The Bank of Tokyo-Mitsubishi UFJ, LTD. and The Royal Bank of Scotland plc, as Co-Documentation Agents, with associated Guarantees (incorporated herein by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K dated April 27, 2012 and filed with the SEC on May 2, 2012).*

10.1	Time Warner Cable Inc. 2012 Annual Bonus Plan (incorporated by reference to Annex A to the Company’s definitive Proxy Statement dated April 3, 2012 and filed with the SEC on April 3, 2012).*

12	Computation of Ratio of Earnings to Fixed Charges and Ratio of Earnings to Combined Fixed Charges and Preferred Dividend Requirements.

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012.

32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012.†

101

The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, filed with the SEC on August 2, 2012, formatted in eXtensible Business Reporting Language:

(i) Consolidated Balance Sheet as of June 30, 2012 and December 31, 2011, (ii) Consolidated Statement of Operations for the three and six months ended June 30, 2012 and 2011, (iii) Consolidated Statement of Cash Flows for the six months ended June 30, 2012 and 2011, (iv) Consolidated Statement of Equity for the six months ended June 30, 2012 and 2011 and (v) Notes to Consolidated Financial Statements.

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