Form 10-Q
period 2012-09-30
TIME WARNER CABLE INC.
filed 2012-11-05
CIK 1377013

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012 or

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

Large accelerated filer ☑	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☑

Description of Class	Shares Outstanding as of October 31, 2012
Common Stock – $0.01 par value	301,773,738

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

•	Financial statement presentation. This section provides a summary of how the Company’s operations are presented in the accompanying consolidated financial statements.

•	Results of operations. This section provides an analysis of the Company’s results of operations for the three and nine months ended September 30, 2012.

•	Financial condition and liquidity. This section provides an analysis of the Company’s financial condition as of September 30, 2012 and cash flows for the nine months ended September 30, 2012.

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

OVERVIEW

TWC is among the largest providers of video, high-speed data and voice services in the U.S., with technologically advanced, well-clustered cable systems located mainly in five geographic areas – New York State (including New York City), the Carolinas, the Midwest (including Ohio, Kentucky and Wisconsin), Southern California (including Los Angeles) and Texas. As discussed below in “Recent Developments,” on February 29, 2012, TWC completed its acquisition of Insight Communications Company, Inc. and its subsidiaries (“Insight”). As of September 30, 2012, TWC served approximately 15.3 million customers (approximately 14.7 million residential services customers and 0.6 million business services customers) who subscribed to one or more of its three primary services, totaling approximately 28.9 million primary service units.

TWC offers its residential and business services customers video, high-speed data and voice services over its broadband cable systems. TWC’s business services also include networking and transport services (including cell tower backhaul services) and, through its wholly owned subsidiary, NaviSite, Inc. (“NaviSite”), managed and outsourced information technology (“IT”) solutions and cloud services. During the nine months ended September 30, 2012, TWC generated total revenues of approximately $15.9 billion. Of this total, approximately $13.6 billion and $1.4 billion were from the provision of residential and business services, respectively. TWC also sells advertising to a variety of national, regional and local customers, which resulted in advertising revenues of $740 million during the nine months ended September 30, 2012. Additionally, TWC generated $177 million of revenues from other sources during the nine months ended September 30, 2012.

As of September 30, 2012, TWC had approximately 12.2 million residential video subscribers, 10.9 million residential high-speed data subscribers and 5.0 million residential voice subscribers, as well as 185,000 business video subscribers, 446,000 business high-speed data subscribers and 212,000 business voice subscribers. TWC markets its services separately and in “bundled” packages of multiple services and features. As of September 30, 2012, 61.1% of TWC’s customers subscribed to two or more of its primary services, including 27.9% of its customers who subscribed to all three primary services.

TIME WARNER CABLE INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS

OF OPERATIONS AND FINANCIAL CONDITION—(Continued)

TWC believes it will continue to increase revenues for the foreseeable future through organic growth in business services revenues and residential services revenues (primarily residential high-speed data service revenues). During the remainder of 2012 and early 2013, revenue growth will also benefit from recent acquisitions. Organic business services revenues are expected to increase due to growth in customers, an increasing percentage of customers purchasing more services, as well as higher-priced tiers of service and price increases. Organic residential high-speed data revenues are expected to increase due to growth in subscribers, an increasing percentage of subscribers purchasing higher-priced tiers of service, price increases and equipment rental fees. Future growth rates for revenues will depend on the Company’s ability to attract, retain and upsell subscribers and increase pricing, which can be impacted by competitive factors, the state of the economy and regulation.

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

TWC also competes across each of its business high-speed data, networking and voice services with incumbent local exchange carriers, or “ILECs,” competitive local exchange carriers, or “CLECs,” and interexchange carriers, or “IXCs.” TWC’s cell tower backhaul service also faces competition from ILECs and CLECs, as well as other carriers, such as metro and regional fiber providers. TWC’s business video service faces competition from direct broadcast satellite providers. Through its NaviSite subsidiary, TWC competes with cloud, hosting and related service providers and application-services providers. Technological advances and product innovations have increased and will likely continue to increase the number of alternatives available to TWC’s current and potential residential and business services customers, further intensifying competition. The Company believes the competitive environment has negatively affected its residential and business services subscriber, revenue and profit growth.

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

For the nine months ended September 30, 2012, video programming and employee costs represented 34.4% and 33.6%, respectively, of the Company’s total operating expenses. Video programming costs are expected to continue to increase, reflecting rate increases on existing programming services (particularly sports-related programming), the impact in 2012 of recent acquisitions and the addition of new networks, partially offset by an organic decline in total video subscribers. TWC expects that its video programming costs as a percentage of video revenues will continue to increase, in part due to the more competitive environment discussed above. Employee costs are also expected to continue to increase as a result of many factors, including higher compensation expenses and headcount, reflecting the Company’s investment in business services and other areas of growth, as well as the impact in 2012 of acquisitions.

Recent Developments

Hurricane Sandy

In late October 2012, Hurricane Sandy caused damage and business interruption to the Company’s cable systems from the Carolinas to Maine and into Ohio, with the most significant impact in the New York metropolitan area. The Company is in the early stages of assessing the financial, operational and subscriber impacts of the storm and is, therefore, unable to estimate its full financial and operational impact. However, it is not expected to be significant to the Company’s overall fourth-quarter 2012 financial results.

TIME WARNER CABLE INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS

OF OPERATIONS AND FINANCIAL CONDITION—(Continued)

Wireless-related Transactions

SpectrumCo

On August 24, 2012, SpectrumCo, LLC (“SpectrumCo”), a joint venture between TWC, Comcast Corporation (“Comcast”) and Bright House Networks, LLC (“Bright House”), sold all of its advanced wireless spectrum licenses to Cellco Partnership (doing business as Verizon Wireless), a joint venture between Verizon Communications Inc. and Vodafone Group Plc, for $3.6 billion in cash. Upon closing, TWC, which owns 31.2% of SpectrumCo, received $1.112 billion and recorded a pretax gain of $430 million ($261 million on an after-tax basis), which is included in other income (expense), net, in the accompanying consolidated statement of operations for the three and nine months ended September 30, 2012. As of September 30, 2012, the balance of the Company’s investment in SpectrumCo was $8 million, representing TWC’s share of SpectrumCo’s remaining members’ equity (primarily consisting of cash and equivalents, net of accrued expenses).

During the second quarter of 2012, the Company and Verizon Wireless began selling each other’s products and services in a number of cities under agency agreements entered into by TWC, Comcast, Bright House and Verizon Wireless that allow the cable companies to sell Verizon Wireless-branded wireless service, and Verizon Wireless to sell each cable company’s services. Subject to certain conditions, the cable companies have the option to offer wireless service under their own brands utilizing Verizon Wireless’ network. In addition, the cable companies and Verizon Wireless have formed an innovation technology joint venture to better integrate wireless and cable services. These activities are subject to the requirements contained in the August 16, 2012 consent decree executed with the Department of Justice in connection with the SpectrumCo transaction. The consent decree is pending the approval of the United States District Court for the District of Columbia.

Clearwire

On September 13, 2012, the Company exchanged all of its beneficially owned shares of Class B common stock of Clearwire Corporation (“Clearwire”) together with all of its beneficially owned Class B common units of Clearwire Communications LLC (“Clearwire Communications”) for shares of Class A common stock of Clearwire. On September 27, 2012, the Company sold these shares of Class A common stock for $64 million in cash, which was received on October 3, 2012. The sale resulted in a pretax gain of $64 million, which is included in other income (expense), net, in the accompanying consolidated statement of operations for the three and nine months ended September 30, 2012. In addition, during the three and nine months ended September 30, 2012, the Company recorded an income tax benefit of $19 million primarily related to the sale. The income tax benefit included the reversal of a $46 million valuation allowance against a deferred income tax asset associated with the Company’s investment in Clearwire, which had been established due to the uncertainty of realizing the full benefit of such asset. The Company reversed the valuation allowance as a result of its ability to fully realize the capital losses from the sale of its Clearwire interests by offsetting capital gains related to SpectrumCo’s sale of its spectrum licenses.

2012 Bond Offerings

On June 27, 2012, TWC issued £650 million (approximately U.S. $1.0 billion) in aggregate principal amount of 5.250% senior unsecured notes due 2042 and, on August 10, 2012, TWC issued $1.25 billion in aggregate principal amount of 4.500% senior unsecured debentures due 2042, each in a public offering under a shelf registration statement on Form S-3 (the “2012 Bond Offerings”). At the time of issuance, TWC’s obligations under the debt securities issued in the 2012 Bond Offerings were guaranteed by the Company’s wholly owned subsidiaries, Time Warner Entertainment Company, L.P. (“TWE”) and TW NY Cable Holding Inc. (“TW NY”). In connection with an internal reorganization discussed further in Note 16 to the accompanying consolidated financial statements, as of September 30, 2012, TWC’s obligations under the debt securities issued in the 2012 Bond Offerings are guaranteed by TW NY, Time Warner Cable Enterprises LLC (“TWCE”) and Time Warner Cable Internet Holdings II LLC (“TWC Internet Holdings II”), each a wholly owned subsidiary of the Company. As described further in Note 8 to the accompanying consolidated financial statements, the Company entered into cross-currency swaps to effectively convert its fixed-rate British pound sterling denominated debt, including annual interest payments and the payment of principal at maturity, to fixed-rate U.S. dollar denominated debt. See Note 7 to the accompanying consolidated financial statements for further details regarding the 2012 Bond Offerings.

TIME WARNER CABLE INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS

OF OPERATIONS AND FINANCIAL CONDITION—(Continued)

Revolving Credit Facility and Commercial Paper Program

On April 27, 2012, the Company entered into a credit agreement for a $3.5 billion senior unsecured five-year revolving credit facility maturing in April 2017 (the “Revolving Credit Facility”). In connection with the entry into the Revolving Credit Facility, the Company’s $4.0 billion senior unsecured three-year revolving credit facility (the “Prior Credit Facility”), scheduled to mature in November 2013, was terminated. The Company’s unsecured commercial paper program (the “CP Program”) was also reduced from $4.0 billion to $2.5 billion.

The Company’s obligations under the Revolving Credit Facility were initially guaranteed by TWE and TW NY but, in connection with the internal reorganization discussed above, as of September 30, 2012, the obligations are guaranteed by TW NY, TWCE and TWC Internet Holdings II. Borrowings under the Revolving Credit Facility bear interest at a rate based on the credit rating of TWC, which interest rate was LIBOR plus 1.10% per annum as of September 30, 2012. In addition, TWC is required to pay a facility fee on the aggregate commitments under the Revolving Credit Facility at a rate determined by the credit rating of TWC, which rate was 0.15% per annum as of September 30, 2012. The Revolving Credit Facility provides same-day funding capability, and a portion of the aggregate commitments, not to exceed $500 million at any time, may be used for the issuance of letters of credit.

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

Insight Acquisition

On February 29, 2012, TWC completed its acquisition of Insight for $1.339 billion in cash, net of cash acquired and including a third-quarter 2012 post-closing purchase price adjustment of $4 million, and repaid $1.164 billion outstanding under Insight’s senior secured credit facility (including accrued interest), and terminated the facility. Additionally, during 2012, Insight’s $495 million in aggregate principal amount of 9.375% senior notes due 2018 were redeemed for $579 million in cash (including premiums and accrued interest). The financial results for Insight, which served subscribers in Kentucky, Indiana and Ohio representing approximately 1.6 million primary service units as of the acquisition date, have been included in the Company’s consolidated financial statements from the acquisition date. See Note 4 to the accompanying consolidated financial statements for additional information on the Insight acquisition.

Common Stock Repurchase Program

On January 25, 2012, the Company’s Board of Directors increased the remaining authorization ($758 million as of January 25, 2012) under its existing $4.0 billion common stock repurchase program (the “Stock Repurchase Program”) to an aggregate of up to $4.0 billion of TWC common stock effective January 26, 2012. Purchases under the Stock Repurchase Program may be made from time to time on the open market and in privately negotiated transactions. The size and timing of the Company’s purchases under the Stock Repurchase Program are based on a number of factors, including TWC’s common stock price, as well as business and market conditions. From the inception of the Stock Repurchase Program in the fourth quarter of 2010 through October 31, 2012, the Company repurchased 63.0 million shares of TWC common stock for $4.602 billion and, as of October 31, 2012, the Company had $2.640 billion remaining under the Stock Repurchase Program.

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

Advertising. Advertising revenues are generated through the sale of video and online advertising inventory to local, regional and national advertising customers. The Company derives most of its advertising revenues from the sale of advertising inventory on cable networks owned by third parties and acquired by the Company in connection with the Company’s agreements to carry such networks. The Company also generates advertising revenues from the sale of inventory on its own local news, sports and lifestyle channels (such as NY1 News), as well as from the sale of advertising inventory on behalf of other video distributors (including Verizon Communications Inc.’s FiOS and AT&T Inc.’s U-verse). Beginning in the fourth quarter of 2012, advertising revenues will also include revenues derived from advertising sold on the Company’s two regional sports networks launched on October 1, 2012 that carry Los Angeles Lakers’ basketball games and other sports programming (the “LA RSNs”).

TIME WARNER CABLE INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS

OF OPERATIONS AND FINANCIAL CONDITION—(Continued)

Other. Other revenues primarily include (i) fees paid to TWC by the Advance/Newhouse Partnership for (a) the ability to distribute the Company’s high-speed data service and (b) TWC’s management of certain functions, including, among others, programming and engineering, and (ii) commissions earned on the sale of merchandise by home shopping networks. Beginning in the fourth quarter of 2012, other revenues will also include LA RSN affiliate revenues.

Costs and Expenses

Costs of revenues include the following costs directly associated with the delivery of services to subscribers or the maintenance of the Company’s delivery systems: video programming costs; high-speed data connectivity costs; voice network costs; other service-related expenses, including non-administrative labor; franchise fees; and other related costs. Beginning in the fourth quarter of 2012, costs of revenues will also include costs directly associated with the LA RSNs, including content acquisition costs.

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

Management uses OIBDA, among other measures, in evaluating the performance of the Company’s business because it eliminates the effects of (i) considerable amounts of noncash depreciation and amortization and (ii) items not within the control of the Company’s operations managers (such as net income attributable to noncontrolling interests, income tax provision, other income (expense), net, and interest expense, net). Performance measures derived from OIBDA are also used in the Company’s annual incentive compensation programs. In addition, this measure is commonly used by analysts, investors and others in evaluating the Company’s performance.

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

RESULTS OF OPERATIONS

Three and Nine Months Ended September 30, 2012 Compared to Three and Nine Months Ended September 30, 2011

The following discussion provides an analysis of the Company’s results of operations and should be read in conjunction with the accompanying consolidated statement of operations, as well as the consolidated financial statements and notes thereto and MD&A included in the 2011 Form 10-K.

Revenues. Revenues by major category were as follows (in millions):

	Three Months Ended September 30,		% Change(a)	Nine Months Ended September 30,		% Change(a)
	2012(a)	2011		2012(a)	2011
Residential services	$4,548	$4,250	7.0%	$13,598	$12,809	6.2%
Business services(b)	493	387	27.4%	1,386	1,060	30.8%
Advertising	264	216	22.2%	740	638	16.0%
Other	58	58	—	177	175	1.1%

Total(b)	$5,363	$4,911	9.2%	$15,901	$14,682	8.3%

(a)

Revenues for the three and nine months ended September 30, 2012 include revenues from Insight since its acquisition on February 29, 2012, the cable systems acquired from NewWave Communications (“NewWave”) in the fourth quarter of 2011 and NaviSite, which was acquired in the second quarter of 2011, as follows (in millions):

	Three Months Ended September 30, 2012			Nine Months Ended September 30, 2012
	Insight	NewWave	NaviSite	Insight	NewWave	NaviSite
Residential services	$242	$18	$—	$570	$54	$—
Business services	17	2	41	38	5	115
Advertising	11	—	—	26	—	—
Other	—	—	—	2	—	—

Total	$270	$20	$41	$636	$59	$115

(b)

Business services and total revenues in 2011 include NaviSite revenues from the date of acquisition (April 21, 2011), which were $34 million and $60 million for the three and nine months ended September 30, 2011, respectively.

TIME WARNER CABLE INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS

OF OPERATIONS AND FINANCIAL CONDITION—(Continued)

Selected subscriber-related statistics were as follows (in thousands):

	September 30,		% Change(a)
	2012(a)	2011
Residential services:
Video(b)	12,159	11,939	1.8%
High-speed data(c)	10,860	9,792	10.9%
Voice(d)	4,990	4,481	11.4%

Primary service units(e)	28,009	26,212	6.9%
Business services:
Video(b)	185	170	8.8%
High-speed data(c)	446	375	18.9%
Voice(d)	212	149	42.3%

Primary service units(e)	843	694	21.5%

Total primary service units(e)	28,852	26,906	7.2%

Customer relationships(f)	15,264	14,446	5.7%
Double play(g)	5,070	4,881	3.9%
Triple play(h)	4,258	3,789	12.4%

(a)	The Company’s subscriber numbers as of September 30, 2012 reflect certain acquired subscribers and adjustments, as follows:
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

TIME WARNER CABLE INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS

OF OPERATIONS AND FINANCIAL CONDITION—(Continued)

Residential services revenues. The major components of residential services revenues were as follows (in millions):

	Three Months Ended September 30,		% Change(a)	Nine Months Ended September 30,		%
	2012(a)	2011		2012(a)	2011	Change(a)
Residential services:
Video	$2,722	$2,624	3.7%	$8,230	$7,961	3.4%
High-speed data	1,279	1,119	14.3%	3,744	3,328	12.5%
Voice	530	494	7.3%	1,577	1,484	6.3%
Other	17	13	30.8%	47	36	30.6%

Total residential services	$4,548	$4,250	7.0%	$13,598	$12,809	6.2%

(a)

Residential services revenues for the three and nine months ended September 30, 2012 include revenues from Insight since its acquisition on February 29, 2012 and the cable systems acquired from NewWave in the fourth quarter of 2011, as follows (in millions):

	Three Months Ended September 30, 2012		Nine Months Ended September 30, 2012
	Insight	NewWave	Insight	NewWave
Residential services:
Video	$138	$11	$325	$33
High-speed data	66	4	154	13
Voice	38	3	89	8
Other	—	—	2	—

Total residential services	$242	$18	$570	$54

For residential services, average monthly revenues per unit were as follows:

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
	2012	2011		2012	2011
Video(a)	$74.32	$72.99	1.8%	$74.84	$73.07	2.4%
High-speed data(b)	39.41	38.22	3.1%	39.17	38.21	2.5%
Voice(c)	35.45	36.72	(3.5%)	35.87	37.00	(3.1%)
Primary service units(d)	54.16	54.08	0.1%	54.55	54.30	0.5%

(a)	Average monthly residential video revenues per unit represents residential video revenues divided by the corresponding average residential video subscribers for the period.
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

TIME WARNER CABLE INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS

OF OPERATIONS AND FINANCIAL CONDITION—(Continued)

The major components of residential video revenues were as follows (in millions):

	Three Months Ended September 30,		% Change(a)	Nine Months Ended September 30,		% Change(a)
	2012(a)	2011		2012(a)	2011
Programming tiers(b)	$1,793	$1,721	4.2%	$5,409	$5,231	3.4%
Premium channels	203	200	1.5%	608	608	—
Transactional video-on-demand	65	80	(18.8%)	225	256	(12.1%)
Video equipment rental and installation charges	366	341	7.3%	1,098	1,025	7.1%
DVR service	168	161	4.3%	510	475	7.4%
Franchise and other fees(c)	127	121	5.0%	380	366	3.8%

Total	$2,722	$2,624	3.7%	$8,230	$7,961	3.4%

(a)

Residential video revenues for the three and nine months ended September 30, 2012 include revenues from Insight since its acquisition on February 29, 2012 and the cable systems acquired from NewWave in the fourth quarter of 2011, as follows (in millions):

	Three Months Ended September 30, 2012		Nine Months Ended September 30, 2012
	Insight	NewWave	Insight	NewWave
Programming tiers(b)	$101	$9	$240	$28
Premium channels	8	1	18	2
Transactional video-on-demand	4	—	11	—
Video equipment rental and installation charges	14	—	32	1
DVR service	7	1	17	2
Franchise and other fees(c)	4	—	7	—

Total	$138	$11	$325	$33

(b)

Programming tier revenues include subscriber fees for the Company’s various tiers or packages of video programming services generally distinguished from one another by the number and type of programming networks they include.

(c)	Franchise and other fees include fees collected on behalf of franchising authorities and the FCC.

The increase in residential video revenues for the three and nine months ended September 30, 2012 was primarily due to the acquisitions of Insight and the NewWave cable systems and an increase in average revenues per subscriber, partially offset by an organic decrease in video subscribers. For both periods, the increase in such average revenues per subscriber was primarily due to price increases, a greater percentage of subscribers purchasing higher-priced tiers of service and increased revenues from equipment rentals, partially offset by a decrease in transactional video-on-demand revenues. Additionally, for the nine months ended September 30, 2012, average revenues per subscriber increased as a result of higher DVR service revenues.

Residential high-speed data revenues increased due to organic growth in high-speed data subscribers and an increase in average revenues per subscriber (due to both price increases and a greater percentage of subscribers purchasing higher-priced tiers of service), as well as acquisition-related growth (primarily Insight).

The increase in residential voice revenues was due to acquisition-related (primarily Insight) and organic growth in voice subscribers, partially offset by a decrease in average revenues per subscriber (primarily due to promotional offers).

TIME WARNER CABLE INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS

OF OPERATIONS AND FINANCIAL CONDITION—(Continued)

Business services revenues. The major components of business services revenues were as follows (in millions):

	Three Months Ended September 30,		%	Nine Months Ended September 30,		%
	2012(a)	2011	Change(a)	2012(a)	2011	Change(a)
Business services:
Video	$83	$73	13.7%	$240	$212	13.2%
High-speed data	235	187	25.7%	667	531	25.6%
Voice	83	52	59.6%	219	140	56.4%
Wholesale transport	47	39	20.5%	132	110	20.0%
Other(b)	45	36	25.0%	128	67	91.0%

Total business services(b)	$493	$387	27.4%	$1,386	$1,060	30.8%

(a)

Business services revenues for the three and nine months ended September 30, 2012 include revenues from Insight since its acquisition on February 29, 2012, the cable systems acquired from NewWave in the fourth quarter of 2011 and NaviSite, which was acquired in the second quarter of 2011, as follows (in millions):

	Three Months Ended September 30, 2012			Nine Months Ended September 30, 2012
	Insight	NewWave	NaviSite	Insight	NewWave	NaviSite
Business services:
Video	$5	$1	$—	$10	$2	$—
High-speed data	9	1	—	20	2	—
Voice	3	—	—	7	1	—
Wholesale transport	—	—	—	1	—	—
Other	—	—	41	—	—	115

Total business services	$17	$2	$41	$38	$5	$115

(b)

Other and total business services revenues in 2011 include NaviSite revenues from the date of acquisition (April 21, 2011), which were $34 million and $60 million for the three and nine months ended September 30, 2011, respectively.

Business services revenues for the three and nine months ended September 30, 2012 increased primarily due to organic growth in high-speed data and voice subscribers, the acquisitions of Insight and NaviSite and an organic increase in Metro Ethernet revenues of $7 million and $21 million, respectively.

Advertising revenues. Advertising revenues increased primarily due to growth in political advertising revenues, as well as a result of the Insight acquisition and growth in lower margin revenues from advertising inventory sold on behalf of other video distributors (“ad rep agreements”). For the three and nine months ended September 30, 2012, political advertising revenues were $25 million and $54 million, respectively (including political advertising revenues from Insight and ad rep agreements) compared to $3 million and $10 million for the three and nine months ended September 30, 2011, respectively. The Company expects advertising revenues in the fourth quarter of 2012 to continue to increase compared to the fourth quarter of 2011 from growth in political advertising revenues, as well as the impact of the Insight acquisition and growth in revenues from ad rep agreements and advertising sold on the LA RSNs.

TIME WARNER CABLE INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS

OF OPERATIONS AND FINANCIAL CONDITION—(Continued)

Costs of revenues. The major components of costs of revenues were as follows (in millions, except per subscriber data):

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
	2012	2011		2012	2011
Video programming	$1,170	$1,081	8.2%	$3,468	$3,264	6.3%
Employee(a)	725	672	7.9%	2,132	1,964	8.6%
High-speed data	46	42	9.5%	139	126	10.3%
Voice	151	136	11.0%	458	454	0.9%
Video franchise and other fees(b)	129	123	4.9%	390	375	4.0%
Other direct operating costs(a)	278	232	19.8%	790	672	17.6%

Total	$2,499	$2,286	9.3%	$7,377	$6,855	7.6%

Costs of revenues as a percentage of revenues	46.6%	46.5%		46.4%	46.7%

Average monthly video programming costs per video subscriber	$31.45	$29.65	6.1%	$31.07	$29.54	5.2%

Average monthly voice costs per voice subscriber	$9.69	$9.79	(1.0%)	$10.04	$11.00	(8.7%)

(a)

Employee and other direct operating costs include costs directly associated with the delivery of the Company’s video, high-speed data, voice and other services to subscribers and the maintenance of the Company’s delivery systems.

(b)	Video franchise and other fees include fees collected on behalf of franchising authorities and the FCC.

Costs of revenues increased primarily due to increases in video programming, employee and other direct operating costs. Additionally, for the three months ended September 30, 2012, costs of revenue growth was impacted by higher voice costs.

The increase in video programming costs was primarily due to contractual rate increases and the acquisition of Insight, partially offset by organic declines in video subscribers and transactional video-on-demand costs. For the three and nine months ended September 30, 2012, video programming costs were reduced by approximately $5 million and $20 million, respectively, and, for the three and nine months ended September 30, 2011, video programming costs were reduced by approximately $10 million and $25 million, respectively, due to changes in cost estimates for programming services carried without a contract, changes in programming audit reserves and certain contract settlements. The Company expects the rate of growth in video programming costs per video subscriber in 2012 to be similar to that in 2011.

Employee costs increased primarily as a result of acquisitions and higher compensation costs per employee, partially offset by a decline in residential services headcount. Pension costs increased $8 million and $27 million for the three and nine months ended September 30, 2012, respectively.

Voice costs consist of the direct costs associated with the delivery of voice services, including network connectivity costs. For the three and nine months ended September 30, 2012, voice costs increased primarily due to an increase in voice subscribers due to both organic growth and the Insight acquisition, partially offset by a decrease in delivery costs per subscriber as a result of the ongoing replacement of Sprint Nextel Corporation (“Sprint”) as the provider of voice transport, switching and interconnection services. The Sprint replacement process began in the fourth quarter of 2010 and, as of September 30, 2012, TWC had replaced Sprint with respect to nearly half of TWC’s voice lines. The Company expects to migrate the majority of the remaining voice lines in the second half of 2013 and to complete the process during the first quarter of 2014. The Company expects average voice costs per voice subscriber to decrease in 2012 compared to 2011.

Other direct operating costs increased as a result of Insight-related costs, as well as increases in a number of categories, including facilities expense, information technology expense, costs associated with ad rep agreements and repairs and maintenance costs.

TIME WARNER CABLE INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS

OF OPERATIONS AND FINANCIAL CONDITION—(Continued)

Selling, general and administrative expenses. The components of selling, general and administrative expenses were as follows (in millions):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2012	2011	% Change	2012	2011	% Change
Employee	$421	$370	13.8%	$1,249	$1,097	13.9%
Marketing	165	163	1.2%	472	482	(2.1%)
Bad debt(a)	36	41	(12.2%)	104	98	6.1%
Other	296	269	10.0%	869	813	6.9%

Total	$918	$843	8.9%	$2,694	$2,490	8.2%

(a)

Bad debt expense includes amounts charged to expense associated with the Company’s allowance for doubtful accounts and collection expenses, net of late fees billed to subscribers. Late fees billed to subscribers were $39 million and $112 million for the three and nine months ended September 30, 2012, respectively, and $35 million and $104 million for the three and nine months ended September 30, 2011, respectively.

Selling, general and administrative expenses increased primarily as a result of increases in employee costs and other costs (primarily Insight-related costs). The increase in employee costs was primarily as a result of acquisitions, increased business services headcount and higher compensation costs per employee. For the three and nine months ended September 30, 2012, pension costs increased $7 million and $18 million, respectively, and, for the nine months ended September 30, 2012, equity-based compensation costs increased $14 million.

Merger-related and restructuring costs. For the three and nine months ended September 30, 2012, the Company incurred merger-related costs of $7 million and $50 million, respectively, primarily due to severance costs and legal, professional and other fees incurred in connection with the Insight acquisition. For the three and nine months ended September 30, 2011, the Company incurred merger-related costs of $4 million and $8 million, respectively, in connection with the acquisitions of the NewWave cable systems and Insight and, for the nine months ended September 30, 2011, NaviSite.

The Company incurred restructuring costs of $25 million and $48 million for the three and nine months ended September 30, 2012, respectively, compared to $17 million and $28 million for the three and nine months ended September 30, 2011, respectively. These restructuring costs were primarily related to approximately 860 and 210 employee terminations for the nine months ended September 30, 2012 and 2011, respectively, and other exit costs. The Company expects to incur additional restructuring costs during the fourth quarter of 2012 in connection with initiatives intended to improve operating efficiency, primarily related to employee terminations.

TIME WARNER CABLE INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS

OF OPERATIONS AND FINANCIAL CONDITION—(Continued)

Reconciliation of OIBDA to Operating Income. The following table reconciles OIBDA to Operating Income. In addition, the table provides the components from Operating Income to net income attributable to TWC shareholders for purposes of the discussions that follow (in millions):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2012	2011	% Change	2012	2011	% Change
OIBDA	$1,914	$1,761	8.7%	$5,732	$5,301	8.1%
Depreciation	(789)	(750)	5.2%	(2,377)	(2,238)	6.2%
Amortization	(31)	(9)	244.4%	(79)	(23)	243.5%

Operating Income	1,094	1,002	9.2%	3,276	3,040	7.8%
Interest expense, net	(402)	(383)	5.0%	(1,204)	(1,112)	8.3%
Other income (expense), net	496	(22)	NM	493	(84)	NM

Income before income taxes	1,188	597	99.0%	2,565	1,844	39.1%
Income tax provision	(379)	(241)	57.3%	(920)	(741)	24.2%

Net income	809	356	127.2%	1,645	1,103	49.1%
Less: Net income attributable to noncontrolling interests	(1)	—	NM	(3)	(2)	50.0%

Net income attributable to TWC shareholders	$808	$356	127.0%	$1,642	$1,101	49.1%

NM—Not meaningful.

OIBDA. OIBDA increased principally as a result of revenue growth, partially offset by higher costs of revenues, selling, general and administrative expenses and merger-related and restructuring costs.

The Company incurred net expenses of approximately $20 million and $50 million during the three and nine months ended September 30, 2012, respectively, related to new initiatives, including advanced home monitoring and security services, the deployment of WiFi access points and the LA RSNs, which launched on October 1, 2012. The Company expects 2012 net expenses from new initiatives to total approximately $100 million to $150 million, of which a significant portion is expected to be incurred in the fourth quarter of 2012 due to the timing of the LA RSN launches. The results for the three and nine months ended September 30, 2011 included net expenses from new initiatives of approximately $20 million and $50 million, respectively, primarily related to the Company’s mobile high-speed data service and advanced home monitoring and security services.

Depreciation. Depreciation increased primarily as a result of the property, plant and equipment acquired in connection with the Company’s recent acquisitions (primarily Insight), partially offset by certain assets acquired in the July 31, 2006 transactions with Adelphia Communications Corporation and Comcast that were fully depreciated as of July 31, 2012.

Amortization. Amortization increased primarily as a result of the customer relationship intangible assets acquired in connection with the Company’s recent acquisitions (primarily Insight).

Operating Income. Operating Income increased primarily due to the increase in OIBDA, partially offset by the increases in depreciation and amortization, as discussed above.

Interest expense, net. Interest expense, net, increased primarily due to higher average debt outstanding during the three and nine months ended September 30, 2012 compared to 2011 as a result of a public debt issuance in September 2011 and the 2012 Bond Offerings, partially offset by the maturity of TWE’s 10.150% senior notes due May 2012 ($250 million in aggregate principal amount) and TWC’s 5.400% senior notes due July 2012 ($1.5 billion in aggregate principal amount). For the nine months ended September 30, 2012, the higher average debt outstanding was also as a result of a public debt issuance in May 2011.

TIME WARNER CABLE INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS

OF OPERATIONS AND FINANCIAL CONDITION—(Continued)

Other income (expense), net. Other income (expense), net, detail is shown in the table below (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Income (loss) from equity-method investments, net(a)(b)	$438	$(30)	$445	$(87)
Gain on sale of investment in Clearwire(b)	64	—	64	—
Gain (loss) on equity award reimbursement obligation to Time Warner(c)	(7)	8	(5)	3
Other investment losses(d)	—	—	(12)	—
Other	1	—	1	—

Other income (expense), net	$496	$(22)	$493	$(84)

(a)

Income from equity-method investments, net, for the three and nine months ended September 30, 2012 primarily consists of a pretax gain of $430 million associated with SpectrumCo’s sale of its advanced wireless spectrum licenses to Verizon Wireless (discussed above in “Overview—Recent Developments—Wireless-related Transactions”).

(b)

Loss from equity-method investments, net, for the three and nine months ended September 30, 2011 primarily consists of losses incurred by Clearwire Communications. As of the end of the third quarter of 2011, the balance of the Company’s investment in Clearwire Communications was $0 and, as discussed above in “Overview—Recent Developments—Wireless-related Transactions,” on September 27, 2012, the Company sold all of its interest in Clearwire, resulting in the gain noted above.

(c)	See Note 8 to the accompanying consolidated financial statements for a discussion of the Company’s accounting for its equity award reimbursement obligation to Time Warner Inc. (“Time Warner”).
(d)

Other investment losses for 2012 represents impairments of the Company’s investment in Canoe Ventures LLC (“Canoe”), an equity-method investee engaged in the development of advanced advertising platforms. The impairments were recognized as a result of Canoe’s announcement during the first quarter of 2012 of a restructuring that significantly curtailed its operations.

Income tax provision. For the three months ended September 30, 2012 and 2011, the Company recorded income tax provisions of $379 million and $241 million, respectively. For the nine months ended September 30, 2012 and 2011, the Company recorded income tax provisions of $920 million and $741 million, respectively. The effective tax rates were 31.9% and 40.4% for the three months ended September 30, 2012 and 2011, respectively, and 35.9% and 40.2% for the nine months ended September 30, 2012 and 2011, respectively.

The income tax provisions and the effective tax rates for the three and nine months ended September 30, 2012 include (i) a benefit of $63 million related to a change in the tax rate applied to calculate the Company’s net deferred income tax liability as a result of an internal reorganization effective on September 30, 2012 (discussed further in Note 16 to the accompanying consolidated financial statements); (ii) a benefit of $46 million related to the reversal of a valuation allowance against a deferred income tax asset associated with the Company’s investment in Clearwire (discussed further in “Overview—Recent Developments—Wireless-related Transactions”); and (iii) a charge of $15 million related to the recording of a deferred income tax liability associated with a partnership basis difference. The income tax provision and the effective tax rate for the nine months ended September 30, 2011 include a benefit related to 2010 of $9 million from the domestic production activities deduction under Section 199 of the Internal Revenue Code of 1986, as amended.

Additionally, the income tax provisions and the effective tax rates for the three and nine months ended September 30, 2012 and 2011 include the impact of the reversal of deferred income tax assets associated with Time Warner stock option awards held by TWC employees, net of excess tax benefits realized upon the exercise of TWC stock options or vesting of TWC restricted stock units (“RSUs”), as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Time Warner stock option activity	$(2)	$(7)	$(16)	$(56)
TWC equity award activity(a)	2	5	16	42

Net income tax benefit (expense)	$—	$(2)	$—	$(14)

(a)

Amounts reflect the impact of TWC equity award activity on income tax provision. Additional TWC equity award activity in excess of Time Warner stock option award activity is recorded as additional paid-in capital on the accompanying consolidated balance sheet.

Refer to the 2011 Form 10-K for additional information on the income tax impacts of Time Warner stock option and TWC equity award activity. Absent the impacts of the above items, the effective tax rates would have been 39.8% and 40.0% for the three months ended September 30, 2012 and 2011, respectively, and 39.5% and 39.9% for the nine months ended September 30, 2012 and 2011, respectively.

TIME WARNER CABLE INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS

OF OPERATIONS AND FINANCIAL CONDITION—(Continued)

Net income attributable to TWC shareholders and net income per common share attributable to TWC common shareholders. Net income attributable to TWC shareholders and net income per common share attributable to TWC common shareholders were as follows for the three and nine months ended September 30, 2012 and 2011 (in millions, except per share data):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2012	2011	% Change	2012	2011	% Change
Net income attributable to TWC shareholders	$808	$356	127.0%	$1,642	$1,101	49.1%

Net income per common share attributable to TWC common shareholders:
Basic	$2.64	$1.09	142.2%	$5.27	$3.28	60.7%

Diluted	$2.60	$1.08	140.7%	$5.22	$3.24	61.1%

Net income attributable to TWC shareholders for the three and nine months ended September 30, 2012 increased primarily due to the change in other income (expense), net, and an increase in Operating Income, partially offset by increases in income tax provision and interest expense, net. Net income per common share attributable to TWC common shareholders for the three and nine months ended September 30, 2012 benefited from lower average common shares outstanding as a result of share repurchases under the Stock Repurchase Program.

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

The Company generally invests its cash and equivalents in a combination of money market, government and treasury funds, as well as other similar instruments, in accordance with the Company’s investment policy of diversifying its investments and limiting the amount of its investments in a single entity or fund. As of September 30, 2012, nearly all of the Company’s cash and equivalents was invested in money market funds and income earning bank deposits, including certificates of deposit.

TWC’s unused committed financial capacity was $7.288 billion as of September 30, 2012, reflecting $3.853 billion of cash and equivalents and $3.435 billion of available borrowing capacity under the Revolving Credit Facility.

Current Financial Condition

As of September 30, 2012, the Company had $27.063 billion of debt, $3.853 billion of cash and equivalents (net debt of $23.210 billion, defined as total debt less cash and equivalents), $300 million of mandatorily redeemable non-voting Series A Preferred Equity Membership Units (the “TW NY Cable Preferred Membership Units”) issued by a subsidiary of TWC, Time Warner NY Cable LLC (“TW NY Cable”), and $7.609 billion of total TWC shareholders’ equity. As of December 31, 2011, the Company had $26.442 billion of debt, $5.177 billion of cash and equivalents (net debt of $21.265 billion), $300 million of TW NY Cable Preferred Membership Units and $7.530 billion of total TWC shareholders’ equity.

TIME WARNER CABLE INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS

OF OPERATIONS AND FINANCIAL CONDITION—(Continued)

The following table shows the significant items contributing to the change in net debt from December 31, 2011 to September 30, 2012 (in millions):

Balance as of December 31, 2011	$21,265
Cash provided by operating activities	(4,115)
Capital expenditures	2,191
Insight acquisition(a)	3,073
Proceeds from SpectrumCo’s sale of spectrum licenses	(1,112)
Repurchases of common stock	1,287
Dividends paid	529
Proceeds from exercise of stock options	(124)
All other, net	216

Balance as of September 30, 2012	$23,210

(a)	Amount includes the Insight purchase price and repayment of Insight’s debt.

On April 28, 2011, TWC filed a shelf registration statement on Form S-3 with the Securities and Exchange Commission (the “SEC”) that allows TWC to offer and sell from time to time a variety of securities.

On October 1, 2012, TWCE’s 8.875% senior notes due 2012 matured and all $350 million in aggregate principal amount was repaid. Refer to “—Outstanding Debt and Mandatorily Redeemable Preferred Equity and Available Financial Capacity” for additional information on TWCE’s succession to, and assumption of, all of the rights and obligations of TWE as issuer of its debt securities.

On October 3, 2012, the Company received cash proceeds of $64 million from the September 27, 2012 sale of all of its interest in Clearwire.

On October 25, 2012, the Company’s Board of Directors declared a quarterly cash dividend of $0.56 per share of TWC common stock, payable in cash on December 17, 2012 to stockholders of record at the close of business on November 30, 2012.

From the inception of the Stock Repurchase Program in the fourth quarter of 2010 through October 31, 2012, the Company repurchased 63.0 million shares of TWC common stock for $4.602 billion. As of October 31, 2012, the Company had $2.640 billion remaining under the Stock Repurchase Program.

Cash Flows

Cash and equivalents decreased $1.324 billion for the nine months ended September 30, 2012 and increased $2.526 billion for the nine months ended September 30, 2011. Components of these changes are discussed below in more detail.

TIME WARNER CABLE INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS

OF OPERATIONS AND FINANCIAL CONDITION—(Continued)

Operating Activities

Details of cash provided by operating activities are as follows (in millions):

	Nine Months Ended September 30,
	2012	2011
OIBDA	$5,732	$5,301
Noncash equity-based compensation	104	88
Net interest payments(a)	(1,302)	(1,128)
Net income tax refunds (payments)(b)	(291)	167
Pension plan contributions	(152)	(79)
Net merger-related and restructuring accruals (payments)	6	(5)
All other, net, including working capital changes	18	—

Cash provided by operating activities	$4,115	$4,344

(a)

Amounts include interest income received (including amounts received under interest rate swap contracts) of $131 million and $118 million for the nine months ended September 30, 2012 and 2011, respectively.

(b)	Amounts include income tax refunds received of $9 million and $271 million for the nine months ended September 30, 2012 and 2011, respectively.

Cash provided by operating activities decreased from $4.344 billion for the nine months ended September 30, 2011 to $4.115 billion for the nine months ended September 30, 2012. This decrease was primarily related to a decrease in income tax refunds and increases in income tax payments, net interest payments and pension plan contributions (discussed below), partially offset by an increase in OIBDA.

On September 27, 2010, the Small Business Jobs Act was enacted, which provided for a bonus depreciation deduction of 50% of the cost of the Company’s qualified capital expenditures retroactive to the beginning of 2010. Additionally, on December 17, 2010, the Tax Relief, Unemployment Insurance Reauthorization and Job Creation Act of 2010 was enacted, which provided for a bonus depreciation deduction of 100% of the cost of the Company’s qualified capital expenditures from September 8, 2010 through December 31, 2011, which was reduced to 50% for 2012. As a result of these Acts, the Company received an income tax refund of $270 million in the first quarter of 2011. Due to the decline in the bonus depreciation deduction and the continued reversal of bonus depreciation benefits recorded in prior years, as well as the expected fourth-quarter 2012 income tax payments on the gain on the sale of SpectrumCo’s licenses, the Company expects net income tax payments to increase significantly in 2012. The Company expects that this increase will be partially offset by the usage of Insight’s net operating loss carryforwards, other Insight-related items, a taxable loss on the sale of the Clearwire investment and a tax deduction related to reserves from the formation of an insurance subsidiary in connection with the internal reorganization discussed in Note 16 to the accompanying consolidated financial statements.

Net interest payments for the nine months ended September 30, 2012 increased primarily as a result of interest payments related to public debt issuances in May and September 2011 (the “2011 Bond Offerings”) and, as a result, the Company expects that its net interest payments will increase in 2012 compared to 2011.

The Company contributed $152 million to its qualified and nonqualified noncontributory defined benefit pension plans (the “pension plans”) during the nine months ended September 30, 2012. As of September 30, 2012, the pension plans were underfunded by $500 million, primarily due to historically low interest rates. The Company expects to make additional discretionary cash contributions to the pension plans during the fourth quarter of 2012; however, the Company does not anticipate that the pension plans will be fully funded as of December 31, 2012. Such contributions will be dependent on a variety of factors, including current and expected interest rates, asset performance, the funded status of the pension plans and management’s judgment. See Note 12 to the accompanying consolidated financial statements for additional discussion of the pension plans.

TIME WARNER CABLE INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS

OF OPERATIONS AND FINANCIAL CONDITION—(Continued)

Investing Activities

Details of cash used by investing activities are as follows (in millions):

	Nine Months Ended September 30,
	2012	2011
Acquisitions and investments, net of cash acquired and distributions received:
Insight acquisition	$(1,339)	$—
NaviSite acquisition	—	(263)
Sterling Entertainment Enterprises, LLC(a)	(40)	—
All other	(47)	(70)
Proceeds from SpectrumCo’s sale of spectrum licenses	1,112	—
Capital expenditures	(2,191)	(1,995)
Other investing activities	23	21

Cash used by investing activities	$(2,482)	$(2,307)

(a)	2012 amount represents a loan made to Sterling Entertainment Enterprises, LLC (doing business as SportsNet New York), an equity-method investee.

Cash used by investing activities increased from $2.307 billion for the nine months ended September 30, 2011 to $2.482 billion for the nine months ended September 30, 2012, principally due to increases in acquisitions and investments, net, and capital expenditures, partially offset by the proceeds from the sale of SpectrumCo licenses. Acquisitions and investments, net, in 2012 primarily included the Insight acquisition, while acquisitions and investments, net, in 2011 primarily included the NaviSite acquisition.

Capital expenditures by major category were as follows (in millions):

	Nine Months Ended
	September 30,
	2012	2011
Customer premise equipment(a)	$832	$779
Scalable infrastructure(b)	537	503
Line extensions(c)	280	223
Upgrades/rebuilds(d)	69	73
Support capital(e)	473	417

Total capital expenditures	$2,191	$1,995

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

(e)

Amounts represent all other capital purchases required to run day-to-day operations. These costs typically include vehicles, land and buildings, computer hardware/software, office equipment, furniture and fixtures, tools and test equipment. Amounts include capitalized software costs of $205 million and $213 million for the nine months ended September 30, 2012 and 2011, respectively.

Excluding Insight-related capital expenditures, which the Company expects will be approximately $150 million in 2012, the Company expects that capital expenditures in 2012 will be similar to 2011 and 2010.

TIME WARNER CABLE INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS

OF OPERATIONS AND FINANCIAL CONDITION—(Continued)

Financing Activities

Details of cash provided (used) by financing activities are as follows (in millions):

	Nine Months Ended
	September 30,
	2012	2011
Proceeds from issuance of long-term debt	$2,258	$3,227
Repayments of long-term debt	(1,750)	—
Repayments of long-term debt assumed in acquisitions	(1,730)	(44)
Debt issuance costs	(25)	(24)
Proceeds from exercise of stock options	124	109
Taxes paid in cash in lieu of shares issued for equity-based compensation	(43)	(29)
Excess tax benefit from equity-based compensation	73	46
Dividends paid	(529)	(488)
Repurchases of common stock	(1,287)	(2,291)
Other financing activities	(48)	(17)

Cash provided (used) by financing activities	$(2,957)	$489

Cash used by financing activities was $2.957 billion for the nine months ended September 30, 2012 compared to cash provided by financing activities of $489 million for the nine months ended September 30, 2011. Cash used by financing activities for the nine months ended September 30, 2012 primarily consisted of the repayments of TWE’s 10.150% senior notes due May 2012 ($250 million in aggregate principal amount) and TWC’s 5.400% senior notes due July 2012 ($1.5 billion in aggregate principal amount), the repayment of Insight’s senior credit facility and senior notes, repurchases of TWC common stock and the payment of quarterly cash dividends, partially offset by the net proceeds of the 2012 Bond Offerings. Cash provided by financing activities for the nine months ended September 30, 2011 primarily consisted of the net proceeds from the 2011 Bond Offerings, partially offset by repurchases of TWC common stock and the payment of quarterly cash dividends.

TIME WARNER CABLE INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS

OF OPERATIONS AND FINANCIAL CONDITION—(Continued)

Outstanding Debt and Mandatorily Redeemable Preferred Equity and Available Financial Capacity

Debt and mandatorily redeemable preferred equity as of September 30, 2012 and December 31, 2011 were as follows:

			Outstanding Balance as of
	Maturity	Interest Rate	September 30, 2012	December 31, 2011
			(in millions)
TWC notes and debentures(a)	2013-2042	5.751%(b)	$24,616	$23,744
TWCE notes and debentures(c)	2012-2033	7.639%(b)	2,421	2,683
Revolving credit facility(d)	2017		—	—
Commercial paper program	2017		—	—
Capital leases	2012-2032		26	15

Total debt(e)			27,063	26,442
TW NY Cable Preferred Membership Units(e)	2013	8.210%	300	300

Total debt and mandatorily redeemable preferred equity			$27,363	$26,742

(a)

Outstanding balance amounts of the TWC notes and debentures as of September 30, 2012 and December 31, 2011 include £1.266 billion and £623 million, respectively, of senior unsecured notes valued at $2.047 billion and $968 million, respectively, using the exchange rates at each date.

(b)	Rate represents a weighted-average effective interest rate as of September 30, 2012 and includes the effects of interest rate swaps and, for the TWC notes and debentures, cross-currency swaps.
(c)

In connection with the internal reorganization discussed in Note 16 to the accompanying consolidated financial statements, TWCE succeeded to, and assumed, all of the rights and obligations of TWE as issuer of its debt securities. Outstanding balance amounts of the TWCE notes and debentures as of September 30, 2012 and December 31, 2011 include an unamortized fair value adjustment of $71 million and $79 million, respectively, primarily consisting of the fair value adjustment recognized as a result of the 2001 merger of America Online, Inc. (now known as AOL Inc.) and Time Warner Inc. (now known as Historic TW Inc.).

(d)

TWC’s unused committed financial capacity was $7.288 billion as of September 30, 2012, reflecting $3.853 billion of cash and equivalents and $3.435 billion of available borrowing capacity under the Revolving Credit Facility (which reflects a reduction of $65 million for outstanding letters of credit backed by the Revolving Credit Facility).

(e)

Outstanding balance amounts of total debt as of September 30, 2012 and December 31, 2011 include current maturities of $1.876 billion and $2.122 billion, respectively. Additionally, as of September 30, 2012, the TW NY Cable Preferred Membership Units, which mature on August 1, 2013, are classified as a current liability in the accompanying consolidated balance sheet.

See “Overview—Recent Developments—2012 Bond Offerings” and “—Revolving Credit Facility and Commercial Paper Program” and the 2011 Form 10-K for further details regarding the Company’s outstanding debt and mandatorily redeemable preferred equity and other financing arrangements, including certain information about maturities, covenants and rating triggers related to such debt and financing arrangements. At September 30, 2012, TWC was in compliance with the leverage ratio covenant of the Revolving Credit Facility, with a ratio of consolidated total debt as of September 30, 2012 to consolidated EBITDA for the twelve months ended September 30, 2012 of approximately 3.0 times. In accordance with the Revolving Credit Facility agreement, consolidated total debt as of September 30, 2012 was calculated as (a) total debt per the accompanying consolidated balance sheet less the TWCE unamortized fair value adjustment (discussed above) and the fair value of debt subject to interest rate swaps, less (b) total cash per the accompanying consolidated balance sheet in excess of $25 million. In accordance with the Revolving Credit Facility agreement, consolidated EBITDA for the twelve months ended September 30, 2012 was calculated as OIBDA plus asset impairments and equity-based compensation expense.

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

Changes in Internal Control Over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

TIME WARNER CABLE INC.

CONSOLIDATED BALANCE SHEET

(Unaudited)

	September 30,	December 31,
	2012	2011
	(in millions)
ASSETS
Current assets:
Cash and equivalents	$3,853	$5,177
Receivables, less allowances of $82 million and $62 million as of September 30, 2012 and December 31, 2011, respectively	899	767
Deferred income tax assets	372	267
Other current assets	238	187

Total current assets	5,362	6,398
Investments	88	774
Property, plant and equipment, net	14,510	13,905
Intangible assets subject to amortization, net	666	228
Intangible assets not subject to amortization	26,011	24,272
Goodwill	2,893	2,247
Other assets	555	452

Total assets	$50,085	$48,276

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$458	$545
Deferred revenue and subscriber-related liabilities	191	169
Accrued programming expense	875	807
Current maturities of long-term debt	1,876	2,122
Mandatorily redeemable preferred equity issued by a subsidiary	300	—
Other current liabilities	1,834	1,727

Total current liabilities	5,534	5,370
Long-term debt	25,187	24,320
Mandatorily redeemable preferred equity issued by a subsidiary	—	300
Deferred income tax liabilities, net	11,262	10,198
Other liabilities	485	551
Commitments and contingencies (Note 14)
TWC shareholders’ equity:
Common stock, $0.01 par value, 303.3 million and 315.0 million shares issued and outstanding as of September 30, 2012 and December 31, 2011, respectively	3	3
Additional paid-in capital	7,707	8,018
Retained earnings	440	68
Accumulated other comprehensive loss, net	(541)	(559)

Total TWC shareholders’ equity	7,609	7,530
Noncontrolling interests	8	7

Total equity	7,617	7,537

Total liabilities and equity	$50,085	$48,276

See accompanying notes.

TIME WARNER CABLE INC.

CONSOLIDATED STATEMENT OF OPERATIONS

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
	(in millions, except per share data)
Revenues	$5,363	$4,911	$15,901	$14,682
Costs and expenses:
Costs of revenues(a)	2,499	2,286	7,377	6,855
Selling, general and administrative(a)	918	843	2,694	2,490
Depreciation	789	750	2,377	2,238
Amortization	31	9	79	23
Merger-related and restructuring costs	32	21	98	36

Total costs and expenses	4,269	3,909	12,625	11,642

Operating Income	1,094	1,002	3,276	3,040
Interest expense, net	(402)	(383)	(1,204)	(1,112)
Other income (expense), net	496	(22)	493	(84)

Income before income taxes	1,188	597	2,565	1,844
Income tax provision	(379)	(241)	(920)	(741)

Net income	809	356	1,645	1,103
Less: Net income attributable to noncontrolling interests	(1)	—	(3)	(2)

Net income attributable to TWC shareholders	$808	$356	$1,642	$1,101

Net income per common share attributable to
TWC common shareholders:
Basic	$2.64	$1.09	$5.27	$3.28

Diluted	$2.60	$1.08	$5.22	$3.24

Average common shares outstanding:
Basic	305.7	323.8	310.2	333.7

Diluted	310.2	329.1	314.8	339.4

Cash dividends declared per share of common stock	$0.56	$0.48	$1.68	$1.44

(a)	Costs of revenues and selling, general and administrative expenses exclude depreciation.

See accompanying notes.

TIME WARNER CABLE INC.

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
	(in millions)
Net income	$809	$356	$1,645	$1,103
Change in unrealized losses on pension benefit obligation, net of tax	7	4	10	2
Change in deferred gains (losses) on cash flow hedges, net of tax	46	(57)	9	(81)

Other comprehensive income (loss)	53	(53)	19	(79)

Comprehensive income	862	303	1,664	1,024
Less: Comprehensive income attributable to noncontrolling interests	(1)	—	(3)	(2)

Comprehensive income attributable to TWC shareholders	$861	$303	$1,661	$1,022

See accompanying notes.

TIME WARNER CABLE INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

	Nine Months Ended
	September 30,
	2012	2011
	(in millions)
OPERATING ACTIVITIES
Net income	$1,645	$1,103
Adjustments for noncash and nonoperating items:
Depreciation	2,377	2,238
Amortization	79	23
Pretax gain on sale of investment in Clearwire	(64)	—
(Income) loss from equity-method investments, net of cash distributions	(433)	98
Deferred income taxes	409	575
Equity-based compensation expense	104	88
Excess tax benefit from equity-based compensation	(73)	(46)
Changes in operating assets and liabilities, net of acquisitions and dispositions:
Receivables	(31)	34
Accounts payable and other liabilities	105	8
Other changes	(3)	223

Cash provided by operating activities	4,115	4,344

INVESTING ACTIVITIES
Acquisitions and investments, net of cash acquired and distributions received	(1,426)	(333)
Proceeds from SpectrumCo’s sale of spectrum licenses	1,112	—
Capital expenditures	(2,191)	(1,995)
Other investing activities	23	21

Cash used by investing activities	(2,482)	(2,307)

FINANCING ACTIVITIES
Proceeds from issuance of long-term debt	2,258	3,227
Repayments of long-term debt	(1,750)	—
Repayments of long-term debt assumed in acquisitions	(1,730)	(44)
Debt issuance costs	(25)	(24)
Proceeds from exercise of stock options	124	109
Taxes paid in cash in lieu of shares issued for equity-based compensation	(43)	(29)
Excess tax benefit from equity-based compensation	73	46
Dividends paid	(529)	(488)
Repurchases of common stock	(1,287)	(2,291)
Other financing activities	(48)	(17)

Cash provided (used) by financing activities	(2,957)	489

Increase (decrease) in cash and equivalents	(1,324)	2,526
Cash and equivalents at beginning of period	5,177	3,047

Cash and equivalents at end of period	$3,853	$5,573

See accompanying notes.

TIME WARNER CABLE INC.

CONSOLIDATED STATEMENT OF EQUITY

(Unaudited)

	TWC	Non-
	Shareholders’	controlling	Total
	Equity	Interests	Equity
	(in millions)
Balance as of December 31, 2010	$9,210	$7	$9,217
Net income	1,101	2	1,103
Change in unrealized losses on pension benefit obligation, net of income tax provision of $1 million	2	—	2
Change in deferred gains (losses) on cash flow hedges, net of income tax benefit of $53 million	(81)	—	(81)

Comprehensive income	1,022	2	1,024
Equity-based compensation expense	88	—	88
Taxes paid in lieu of shares issued for equity-based compensation	(29)	—	(29)
Shares issued upon exercise of stock options	109	—	109
Repurchase and retirement of common stock	(2,265)	—	(2,265)
Cash dividends declared ($1.44 per common share)	(488)	—	(488)
Other changes	—	(2)	(2)

Balance as of September 30, 2011	$7,647	$7	$7,654

Balance as of December 31, 2011	$7,530	$7	$7,537
Net income	1,642	3	1,645
Change in unrealized losses on pension benefit obligation, net of income tax provision of $8 million	10	—	10
Change in deferred gains (losses) on cash flow hedges, net of income tax provision of $6 million	9	—	9

Comprehensive income	1,661	3	1,664
Equity-based compensation expense	104	—	104
Excess tax benefit realized from equity-based compensation	55	—	55
Taxes paid in lieu of shares issued for equity-based compensation	(43)	—	(43)
Shares issued upon exercise of stock options	124	—	124
Repurchase and retirement of common stock	(1,293)	—	(1,293)
Cash dividends declared ($1.68 per common share)	(529)	—	(529)
Other changes	—	(2)	(2)

Balance as of September 30, 2012	$7,609	$8	$7,617

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

Hurricane Sandy

In late October 2012, Hurricane Sandy caused damage and business interruption to the Company’s cable systems from the Carolinas to Maine and into Ohio, with the most significant impact in the New York metropolitan area. The Company is in the early stages of assessing the financial, operational and subscriber impacts of the storm and is, therefore, unable to estimate its full financial and operational impact. However, it is not expected to be significant to the Company’s overall fourth-quarter 2012 financial results.

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

Testing Goodwill for Impairment

In September 2011, the FASB issued authoritative guidance that allows an entity to use a qualitative approach to test goodwill for impairment. Under this guidance, an entity has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. In addition, an entity has the option to bypass the qualitative assessment for any reporting unit in any period and proceed directly to performing the first step of the two-step goodwill impairment test. This guidance became effective for TWC’s goodwill impairment test performed as of July 1, 2012 and did not have a material impact on the Company’s consolidated financial statements. Refer to Note 6 for further details regarding the results of the Company’s annual impairment test.

Testing Indefinite-Lived Intangible Assets for Impairment

In July 2012, the FASB issued authoritative guidance that allows companies the option to perform a qualitative assessment to determine whether further impairment testing of indefinite-lived intangible assets is necessary. Under this guidance, an entity is required to perform a quantitative impairment test if qualitative factors indicate that it is more likely than not that indefinite-lived intangible assets are impaired. The qualitative factors are similar to the guidance established for goodwill impairment testing and include identifying and assessing events and circumstances that would most significantly impact, individually or in the aggregate, the carrying value of the indefinite-lived intangible assets. TWC elected to early adopt this guidance, which became effective for TWC’s indefinite-lived intangible asset impairment tests performed as of July 1, 2012 and did not have a material impact on the Company’s consolidated financial statements. Refer to Note 6 for further details regarding the results of the Company’s annual impairment test.

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

TIME WARNER CABLE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Set forth below is a reconciliation of net income attributable to TWC common shareholders per basic and diluted common share (in millions, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net income attributable to TWC shareholders	$808	$356	$1,642	$1,101
Less: Net income allocated to participating securities(a)	(2)	(2)	(8)	(7)

Net income attributable to TWC common shareholders	$806	$354	$1,634	$1,094

Average basic common shares outstanding	305.7	323.8	310.2	333.7
Dilutive effect of nonparticipating equity awards	2.0	2.4	2.0	2.7
Dilutive effect of participating equity awards(a)	2.5	2.9	2.6	3.0

Average diluted common shares outstanding	310.2	329.1	314.8	339.4

Net income per common share attributable to
TWC common shareholders:
Basic	$2.64	$1.09	$5.27	$3.28

Diluted	$2.60	$1.08	$5.22	$3.24

(a)	The Company’s restricted stock units granted to employees and non-employee directors are considered participating securities with respect to regular quarterly cash dividends.

Diluted net income per common share attributable to TWC common shareholders for the three and nine months ended September 30, 2011 excludes 1.9 million common shares that may be issued under the Company’s equity-based compensation plans because they do not have a dilutive effect. For the three and nine months ended September 30, 2012, antidilutive common shares related to equity-based compensation plans were insignificant.

4.   INSIGHT ACQUISITION

On February 29, 2012, TWC completed its acquisition of Insight Communications Company, Inc. and its subsidiaries (“Insight”) for $1.339 billion in cash, net of cash acquired and including a third-quarter 2012 post-closing purchase price adjustment of $4 million, and repaid $1.164 billion outstanding under Insight’s senior secured credit facility (including accrued interest), and terminated the facility. Additionally, during 2012, Insight’s $495 million in aggregate principal amount of senior notes due 2018 were redeemed for $579 million in cash (including premiums and accrued interest). The financial results for Insight, which served subscribers in Kentucky, Indiana and Ohio representing approximately 1.6 million primary service units as of the acquisition date, have been included in the Company’s consolidated financial statements from the acquisition date and did not significantly impact the Company’s consolidated financial results for the three and nine months ended September 30, 2012.

The preliminary purchase price allocation is as follows (in millions):

Property, plant and equipment (primarily distribution systems)	$857
Intangible assets subject to amortization (primarily customer relationships)(a)	477
Intangible assets not subject to amortization (cable franchise rights)	1,747
Goodwill	642
Other current and noncurrent assets	181
Long-term debt	(1,734)
Deferred income tax liabilities, net	(668)
Other current and noncurrent liabilities	(163)

Total purchase price	$1,339

(a)	The amortization period for acquired customer relationships is approximately 6 years.

TIME WARNER CABLE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

5.   WIRELESS-RELATED TRANSACTIONS

SpectrumCo

On August 24, 2012, SpectrumCo, LLC (“SpectrumCo”), a joint venture between TWC, Comcast Corporation (“Comcast”) and Bright House Networks, LLC (“Bright House”), sold all of its advanced wireless spectrum licenses to Cellco Partnership (doing business as Verizon Wireless), a joint venture between Verizon Communications Inc. and Vodafone Group Plc, for $3.6 billion in cash. Upon closing, TWC, which owns 31.2% of SpectrumCo, received $1.112 billion and recorded a pretax gain of $430 million ($261 million on an after-tax basis), which is included in other income (expense), net, in the Company’s consolidated statement of operations for the three and nine months ended September 30, 2012. As of September 30, 2012, the balance of the Company’s investment in SpectrumCo was $8 million, representing TWC’s share of SpectrumCo’s remaining members’ equity (primarily consisting of cash and equivalents, net of accrued expenses).

During the second quarter of 2012, the Company and Verizon Wireless began selling each other’s products and services in a number of cities under agency agreements entered into by TWC, Comcast, Bright House and Verizon Wireless that allow the cable companies to sell Verizon Wireless-branded wireless service, and Verizon Wireless to sell each cable company’s services. Subject to certain conditions, the cable companies have the option to offer wireless service under their own brands utilizing Verizon Wireless’ network. In addition, the cable companies and Verizon Wireless have formed an innovation technology joint venture to better integrate wireless and cable services. These activities are subject to the requirements contained in the August 16, 2012 consent decree executed with the Department of Justice in connection with the SpectrumCo transaction. The consent decree is pending the approval of the United States District Court for the District of Columbia.

Clearwire

On September 13, 2012, the Company exchanged all of its beneficially owned shares of Class B common stock of Clearwire Corporation (“Clearwire”) together with all of its beneficially owned Class B common units of Clearwire Communications LLC (“Clearwire Communications”) for shares of Class A common stock of Clearwire. On September 27, 2012, the Company sold these shares of Class A common stock for $64 million in cash, which was received on October 3, 2012. The sale resulted in a pretax gain of $64 million, which is included in other income (expense), net, in the Company’s consolidated statement of operations for the three and nine months ended September 30, 2012. In addition, during the three and nine months ended September 30, 2012, the Company recorded an income tax benefit of $19 million primarily related to the sale. The income tax benefit included the reversal of a $46 million valuation allowance against a deferred income tax asset associated with the Company’s investment in Clearwire, which had been established due to the uncertainty of realizing the full benefit of such asset. The Company reversed the valuation allowance as a result of its ability to fully realize the capital losses from the sale of its Clearwire interests by offsetting capital gains related to SpectrumCo’s sale of its spectrum licenses.

6.   ANNUAL IMPAIRMENT ANALYSIS FOR GOODWILL AND INDEFINITE-LIVED INTANGIBLE ASSETS

The Company concluded that its cable franchise rights and goodwill were not impaired as of its July 1, 2012 annual testing date based upon an assessment of qualitative factors. In making that determination, management identified and analyzed qualitative factors, including factors that would most significantly impact a DCF valuation of the fair values of the cable franchise rights and the fair value of the Company’s reporting units. This process included a review of the Company’s most recent long-range projections, analysis of operating results versus the prior year, changes in market value, and changes in discount rates and terminal growth rate assumptions.

TIME WARNER CABLE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

7.   DEBT

TWC’s debt as of September 30, 2012 and December 31, 2011 was as follows (in millions):

		Outstanding Balance as of
		September 30,	December 31,
	Maturity	2012	2011
Senior notes and debentures(a)(b)(c)(d)	2012-2042	$27,037	$26,427
Revolving credit facility	2017	—	—
Commercial paper program	2017	—	—
Capital leases	2012-2032	26	15

Total debt		27,063	26,442
Less: Current maturities		(1,876)	(2,122)

Total long-term debt		$25,187	$24,320

(a)	On October 1, 2012, TWCE’s (as defined below) 8.875% senior notes due 2012 matured and all $350 million in aggregate principal amount was repaid.
(b)

Outstanding balance amounts as of September 30, 2012 and December 31, 2011 include £1.266 billion and £623 million, respectively, of senior unsecured notes valued at $2.047 billion and $968 million, respectively, using the exchange rates at each date.

(c)	The weighted-average effective interest rate for the senior notes and debentures as of September 30, 2012 is 5.922% and includes the effects of interest rate swaps and cross-currency swaps.
(d)

Outstanding balance amounts as of September 30, 2012 and December 31, 2011 include an unamortized fair value adjustment of $71 million and $79 million, respectively, primarily consisting of the fair value adjustment recognized as a result of the 2001 merger of America Online, Inc. (now known as AOL Inc.) and Time Warner Inc. (now known as Historic TW Inc.). In addition, outstanding balance amounts are reduced by an unamortized discount of $176 million and $170 million as of September 30, 2012 and December 31, 2011, respectively. Additionally, outstanding balance amounts include fair value adjustments for the portion of senior notes and debentures being hedged using interest rate swaps as discussed in Note 8 below.

2012 Bond Offerings

On June 27, 2012, TWC issued £650 million (approximately U.S. $1.0 billion) in aggregate principal amount of 5.250% senior unsecured notes due 2042 (the “Sterling Notes”) and, on August 10, 2012, TWC issued $1.25 billion in aggregate principal amount of 4.500% senior unsecured debentures due 2042 (the “2012 Debentures” and, together with the Sterling Notes, the “2012 Debt Securities”), each in a public offering under a shelf registration statement on Form S-3 (the “2012 Bond Offerings”). At the time of issuance, TWC’s obligations under the debt securities issued in the 2012 Bond Offerings were guaranteed by the Company’s wholly owned subsidiaries, Time Warner Entertainment Company, L.P. (“TWE”) and TW NY Cable Holding Inc. (“TW NY”). In connection with an internal reorganization discussed further in Note 16, as of September 30, 2012, TWC’s obligations under the debt securities issued in the 2012 Bond Offerings are guaranteed by TW NY, Time Warner Cable Enterprises LLC (“TWCE”) and Time Warner Cable Internet Holdings II LLC (“TWC Internet Holdings II” and, together with TW NY and TWCE, the “Guarantors”), each a wholly owned subsidiary of the Company.

The 2012 Debt Securities were issued pursuant to an Indenture, dated as of April 9, 2007, as it may be amended from time to time (the “Indenture”), by and among the Company, the Guarantors and The Bank of New York Mellon, as trustee. The Indenture contains customary covenants relating to restrictions on the ability of the Company or any material subsidiary to create liens and on the ability of the Company and the Guarantors to consolidate, merge or convey or transfer substantially all of their assets. The Indenture also contains customary events of default. In connection with the internal reorganization discussed further in Note 16, on, and effective as of, September 30, 2012, the Company, TW NY, TWCE, TWC Internet Holdings II and The Bank of New York Mellon, as Trustee, entered into the Second Supplemental Indenture to the Indenture, dated as of April 9, 2007, as amended, providing for (i) TWCE’s succession to, and assumption of, all of the rights and obligations of TWE as a guarantor under the Indenture and the securities issued thereunder, and (ii) the addition of TWC Internet Holdings II as a guarantor under the Indenture and the securities issued thereunder.

The Sterling Notes mature on July 15, 2042 and interest is payable annually in arrears on July 15 of each year, beginning on July 15, 2013. The 2012 Debentures mature on September 15, 2042 and interest is payable semi-annually in arrears on March 15 and September 15 of each year, beginning on March 15, 2013. The 2012 Debt Securities are unsecured senior obligations of the Company and rank equally with its other unsecured and unsubordinated obligations. The guarantees of the 2012 Debt Securities are unsecured senior obligations of the Guarantors and rank equally in right of payment with all other unsecured and unsubordinated obligations of the Guarantors.

TIME WARNER CABLE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The 2012 Debt Securities may be redeemed in whole or in part at any time at the Company’s option at a redemption price equal to the greater of (i) 100% of the principal amount being redeemed and (ii) the sum of the present values of the remaining scheduled payments on the applicable 2012 Debt Securities discounted to the redemption date on an annual basis with respect to the Sterling Notes and on a semi-annual basis with respect to the 2012 Debentures at a comparable government bond rate plus a designated number of basis points as further described in the Indenture and the applicable 2012 Debt Securities, plus, in each case, accrued but unpaid interest to, but not including, the redemption date.

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

Revolving Credit Facility and Commercial Paper Program

On April 27, 2012, the Company entered into a credit agreement for a $3.5 billion senior unsecured five-year revolving credit facility maturing in April 2017 (the “Revolving Credit Facility”). In connection with the entry into the Revolving Credit Facility, the Company’s $4.0 billion senior unsecured three-year revolving credit facility (the “Prior Credit Facility”), scheduled to mature in November 2013, was terminated. The Company’s unsecured commercial paper program (the “CP Program”) was also reduced from $4.0 billion to $2.5 billion.

The Company’s obligations under the Revolving Credit Facility were initially guaranteed by TWE and TW NY but, in connection with the internal reorganization discussed further in Note 16, as of September 30, 2012, the obligations are guaranteed by TW NY, TWCE and TWC Internet Holdings II. Borrowings under the Revolving Credit Facility bear interest at a rate based on the credit rating of TWC, which interest rate was LIBOR plus 1.10% per annum as of September 30, 2012. In addition, TWC is required to pay a facility fee on the aggregate commitments under the Revolving Credit Facility at a rate determined by the credit rating of TWC, which rate was 0.15% per annum as of September 30, 2012. The Revolving Credit Facility provides same-day funding capability, and a portion of the aggregate commitments, not to exceed $500 million at any time, may be used for the issuance of letters of credit.

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

As of September 30, 2012, the Company had no outstanding borrowings under the Revolving Credit Facility or CP Program. TWC’s unused committed financial capacity was $7.288 billion as of September 30, 2012, reflecting $3.853 billion of cash and equivalents and $3.435 billion of available borrowing capacity under the Revolving Credit Facility (which reflects a reduction of $65 million for outstanding letters of credit backed by the Revolving Credit Facility).

TIME WARNER CABLE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

8.   DERIVATIVE FINANCIAL INSTRUMENTS

The fair values of the assets and liabilities associated with the Company’s derivative financial instruments recorded in the consolidated balance sheet as of September 30, 2012 and December 31, 2011 were as follows (in millions):

	Assets		Liabilities
	September 30,	December 31,	September 30,	December 31,
	2012	2011	2012	2011
Interest rate swaps(a)	$331	$297	$—	$—
Cross-currency swaps(b)	46	—	33	67
Equity award reimbursement obligation(c)	—	—	23	22

Total	$377	$297	$56	$89

(a)

The fair values of the assets associated with interest rate swaps are classified as current or noncurrent in the consolidated balance sheet based on the maturity date of the interest rate swap contract. Of the total interest rate swaps asset recorded as of September 30, 2012 and December 31, 2011, $25 million and $14 million, respectively, is recorded in other current assets in the consolidated balance sheet.

(b)	The fair values of the assets/liabilities associated with cross-currency swaps are recorded in other assets and other liabilities, respectively, in the consolidated balance sheet.
(c)	The fair value of the equity award reimbursement obligation is recorded in other current liabilities in the consolidated balance sheet.

Fair Value Hedges

The Company uses interest rate swaps to manage interest rate risk by effectively converting fixed-rate debt into variable-rate debt. Under such contracts, the Company is entitled to receive semi-annual interest payments at fixed rates and is required to make semi-annual interest payments at variable rates, without exchange of the underlying principal amount. Such contracts are designated as fair value hedges. The Company recognizes no gain or loss related to its interest rate swaps because the changes in the fair values of such instruments are completely offset by the changes in the fair values of the hedged fixed-rate debt. The following table summarizes the terms of the Company’s existing fixed to variable interest rate swaps as of September 30, 2012 and December 31, 2011:

	September 30, 2012	December 31, 2011
Maturities	2012-2018	2012-2017
Notional amount (in millions)	$7,500	$7,850
Average pay rate (variable based on LIBOR plus variable margins)	4.37%	4.34%
Average receive rate (fixed)	6.51%	6.34%
Estimated fair value interest rate swaps net asset (in millions)	$331	$297

TIME WARNER CABLE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Cash Flow Hedges

The Company uses cross-currency swaps to manage foreign exchange risk related to foreign currency denominated debt by effectively converting foreign currency denominated debt, including annual interest payments and the payment of principal at maturity, to U.S. dollar denominated debt. Such contracts are designated as cash flow hedges. The Company has entered into cross-currency swaps to effectively convert its £1.275 billion aggregate principal amount of fixed-rate British pound sterling denominated debt, including annual interest payments and the payment of principal at maturity, to fixed-rate U.S. dollar denominated debt. The cross-currency swaps have maturities extending through July 2042. The following table summarizes the deferred gain (loss) activity related to cash flow hedges recognized in accumulated other comprehensive loss, net, during the three and nine months ended September 30, 2012 and 2011 (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Deferred gains (losses) recognized:
Cross-currency swaps	$140	$(120)	$80	$(168)
Interest rate locks	(1)	(3)	(1)	(3)

Total deferred gains (losses) recognized	139	(123)	79	(171)
Deferred (gains) losses reclassified to income:
Cross-currency swaps(a)	(63)	27	(64)	37

Total net deferred gains (losses) recognized	76	(96)	15	(134)
Income tax (provision) benefit	(30)	39	(6)	53

Total net deferred gains (losses) recognized, net of tax	$46	$(57)	$9	$(81)

(a)

Deferred gains (losses) are reclassified from accumulated other comprehensive loss, net, to other income (expense), net, which offset the re-measurement gains (losses) recognized in other income (expense), net, on the British pound sterling denominated debt.

Any ineffectiveness related to the Company’s cash flow hedges has been and is expected to be immaterial.

Equity Award Reimbursement Obligation

Upon the exercise of Time Warner Inc. (“Time Warner”) stock options held by TWC employees, TWC is obligated to reimburse Time Warner for the excess of the market price of Time Warner common stock on the day of exercise over the option exercise price (the “intrinsic” value of the award). The Company records the equity award reimbursement obligation at fair value in other current liabilities in the consolidated balance sheet, which is estimated using the Black-Scholes model. The change in the equity award reimbursement obligation fluctuates primarily with the fair value and expected volatility of Time Warner common stock and changes in fair value are recorded in other income (expense), net, in the period of change. As of September 30, 2012, the weighted-average remaining contractual term of outstanding Time Warner stock options held by TWC employees was 1.26 years. Changes in the fair value of the equity award reimbursement obligation are discussed in Note 9 below.

TIME WARNER CABLE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

9.   FAIR VALUE MEASUREMENTS

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The fair values of derivative financial instruments classified as assets and liabilities as of September 30, 2012 and December 31, 2011 were as follows (in millions):

	September 30, 2012			December 31, 2011
		Fair Value Measurements			Fair Value Measurements
	Fair Value	Level 2	Level 3	Fair Value	Level 2	Level 3
Assets:
Interest rate swaps	$331	$331	$—	$297	$297	$—
Cross-currency swaps	46	46	—	—	—	—

Total	$377	$377	$—	$297	$297	$—

Liabilities:
Cross-currency swaps	$33	$33	$—	$67	$67	$—
Equity award reimbursement obligation	23	—	23	22	—	22

Total	$56	$33	$23	$89	$67	$22

The fair value of interest rate swaps, classified as Level 2, utilized a DCF analysis based on the terms of the contract and expected forward interest rates, and incorporates the credit risk of the Company and each counterparty. The fair value of cross-currency swaps, classified as Level 2, utilized a DCF analysis based on expected forward interest and exchange rates, and incorporates the credit risk of the Company and each counterparty. The fair value of the equity award reimbursement obligation, classified as Level 3, utilized a Black-Scholes option pricing model to determine the estimated weighted-average fair value of Time Warner stock options outstanding, which was $10.67 per option as of September 30, 2012. The weighted-average assumptions used in the Black-Scholes model were as follows: expected volatility of Time Warner common stock of 24.61%, expected term of 0.98 years, risk-free rate of 0.17% and expected dividend yield of 2.29%.

Changes in the fair value of the equity award reimbursement obligation, valued using significant unobservable inputs (Level 3), are presented below (in millions):

Balance as of December 31, 2010	$20
Losses recognized in other income (expense), net	5
Payments to Time Warner for awards exercised	(3)

Balance as of December 31, 2011	22
Losses recognized in other income (expense), net	5
Payments to Time Warner for awards exercised	(4)

Balance as of September 30, 2012	$23

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

The Company’s assets measured at fair value on a nonrecurring basis include equity-method investments, long-lived assets, indefinite-lived intangible assets and goodwill. The Company reviews the carrying amounts of such assets whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable or at least annually as of July 1 for indefinite-lived intangible assets and goodwill. Any resulting asset impairment would require that the asset be recorded at its fair value. Refer to Note 6 for further details regarding the results of the Company’s annual impairment test.

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

The carrying value and related estimated fair value of the Company’s long-term debt, excluding capital leases, and mandatorily redeemable preferred equity was $27.337 billion and $32.638 billion, respectively, as of September 30, 2012 and $26.727 billion and $30.445 billion, respectively, as of December 31, 2011. Estimated fair values for long-term debt and mandatorily redeemable preferred equity have generally been determined by reference to the market value of the instrument as quoted on a national securities exchange or in an over-the-counter market. In cases where a quoted market value is not available, fair value is based on an estimate using present value or other valuation techniques.

10.  TWC SHAREHOLDERS’ EQUITY

Common Stock Repurchase Program

On January 25, 2012, the Company’s Board of Directors increased the remaining authorization ($758 million as of January 25, 2012) under its existing $4.0 billion common stock repurchase program (the “Stock Repurchase Program”) to an aggregate of up to $4.0 billion of TWC common stock effective January 26, 2012. Purchases under the Stock Repurchase Program may be made from time to time on the open market and in privately negotiated transactions. The size and timing of the Company’s purchases under the Stock Repurchase Program are based on a number of factors, including TWC’s common stock price, as well as business and market conditions. From January 1, 2012 through September 30, 2012, the Company repurchased 16.1 million shares of TWC common stock for $1.293 billion, including 0.3 million shares repurchased for $24 million that settled in October 2012. As of September 30, 2012, the Company had $2.803 billion remaining under the Stock Repurchase Program.

Changes in Common Stock

Changes in the Company’s common stock from January 1 through September 30 are presented below (in millions):

	2012	2011
Balance at beginning of period	315.0	348.3
Shares issued under equity-based compensation plans	4.4	3.8
Repurchase and retirement of common stock	(16.1)	(31.5)

Balance at end of period	303.3	320.6

11.  EQUITY-BASED COMPENSATION

The Company has one active equity plan (the “2011 Plan”) under which TWC is authorized to grant restricted stock units (“RSUs”) and options to purchase shares of TWC common stock to its employees and non-employee directors. As of September 30, 2012, the 2011 Plan provides for the issuance of up to 20.0 million shares of TWC common stock, of which 15.5 million shares were available for grant.

TIME WARNER CABLE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Equity-based compensation expense recognized for the three and nine months ended September 30, 2012 and 2011 was as follows (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Restricted stock units	$18	$16	$67	$58
Stock options	8	7	37	30

Total equity-based compensation expense	$26	$23	$104	$88

Restricted Stock Units

For the nine months ended September 30, 2012, TWC granted 1.441 million RSUs at a weighted-average grant date fair value of $77.07 per RSU, including 196,000 RSUs subject to performance-based vesting conditions (“PBUs”) at a weighted-average grant date fair value of $77.13 per PBU. For the nine months ended September 30, 2011, TWC granted 1.461 million RSUs at a weighted-average grant date fair value of $72.18 per RSU, including 158,000 PBUs at a weighted-average grant date fair value of $72.05 per PBU. Total unrecognized compensation cost related to unvested RSUs as of September 30, 2012, without taking into account expected forfeitures, was $157 million, which the Company expects to recognize over a weighted-average period of 2.69 years.

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

Stock Options

For the nine months ended September 30, 2012, TWC granted 3.017 million stock options at a weighted-average grant date fair value of $16.85 per option, including 372,000 stock options subject to performance-based vesting conditions (“PBOs”) at a weighted-average grant date fair value of $16.85 per PBO. For the nine months ended September 30, 2011, TWC granted 2.236 million stock options at a weighted-average grant date fair value of $18.95 per option, including 262,000 PBOs at a weighted-average grant date fair value of $19.08 per PBO. Total unrecognized compensation cost related to unvested stock options as of September 30, 2012, without taking into account expected forfeitures, is $61 million, which the Company expects to recognize over a weighted-average period of 2.65 years.

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

TIME WARNER CABLE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The table below presents the assumptions used to value stock options at their grant date for the nine months ended September 30, 2012 and 2011 and reflects the weighted average of all awards granted within each period:

	Nine Months Ended September 30,
	2012	2011
Expected volatility	30.03%	31.19%
Expected term to exercise from grant date (in years)	6.43	6.42
Risk-free rate	1.35%	2.81%
Expected dividend yield	2.91%	2.66%

12.  PENSION COSTS

TWC sponsors two qualified noncontributory defined benefit pension plans – Time Warner Cable Pension Plan (the “TWC Pension Plan”) and Time Warner Cable Union Pension Plan (the “Union Pension Plan” and, together with the TWC Pension Plan, the “qualified pension plans”) – that together provide pension benefits to a majority of the Company’s employees. TWC also provides a nonqualified noncontributory defined benefit pension plan for certain employees (the “nonqualified pension plan” and, together with the qualified pension plans, the “pension plans”). Pension benefits are based on formulas that reflect the employees’ years of service and compensation during their employment period. TWC uses a December 31 measurement date for the pension plans. A summary of the components of net periodic benefit costs for the three and nine months ended September 30, 2012 and 2011 is as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Service cost	$43	$33	$127	$99
Interest cost	33	29	98	86
Expected return on plan assets	(44)	(38)	(132)	(112)
Amounts amortized	14	7	44	20

Net periodic benefit costs	$46	$31	$137	$93

The Company contributed $152 million to the pension plans during the nine months ended September 30, 2012. As of September 30, 2012, the pension plans were underfunded by $500 million, primarily due to historically low interest rates. The Company expects to make additional discretionary cash contributions to the pension plans during the fourth quarter of 2012; however, the Company does not anticipate that the pension plans will be fully funded as of December 31, 2012. Such contributions will be dependent on a variety of factors, including current and expected interest rates, asset performance, the funded status of the pension plans and management’s judgment. For the Company’s nonqualified plan, contributions will continue to be made to the extent benefits are paid. Contributions to the nonqualified pension plan are expected to be $4 million in 2012, of which $2 million was contributed during the nine months ended September 30, 2012.

13.   MERGER-RELATED AND RESTRUCTURING COSTS

Merger-related and restructuring costs for the three and nine months ended September 30, 2012 and 2011 consisted of (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Merger-related costs	$7	$4	$50	$8
Restructuring costs	25	17	48	28

Total merger-related and restructuring costs	$32	$21	$98	$36

TIME WARNER CABLE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Merger-related Costs

For the nine months ended September 30, 2012, the Company incurred merger-related costs of $50 million primarily due to severance costs and legal, professional and other fees incurred in connection with the Insight acquisition. During 2011, the Company incurred merger-related costs of $10 million in connection with the acquisitions of NaviSite, the NewWave Communications cable systems and Insight. Information relating to merger-related costs incurred is as follows (in millions):

	Employee Termination Costs	Other Costs	Total
Costs incurred	$—	$10	$10
Cash paid(a)	—	(10)	(10)

Remaining liability as of December 31, 2011	—	—	—
Costs incurred	22	28	50
Cash paid	(14)	(23)	(37)

Remaining liability as of September 30, 2012(b)	$8	$5	$13

(a)	Of the total cash paid in 2011, $8 million was paid during the nine months ended September 30, 2011.
(b)

Of the remaining liability as of September 30, 2012, $10 million is classified as a current liability, with the remaining amount classified as a noncurrent liability in the consolidated balance sheet. Amounts are expected to be paid through January 2015.

Restructuring Costs

Beginning in the first quarter of 2009, the Company began a restructuring to improve operating efficiency, primarily related to employee terminations and other exit costs. Through September 30, 2012, the Company incurred costs of $241 million and made payments of $215 million related to this restructuring. Through December 31, 2011, the Company terminated approximately 2,975 employees and terminated approximately 860 additional employees during the nine months ended September 30, 2012. The Company expects to incur additional restructuring costs during the fourth quarter of 2012 in connection with initiatives intended to improve operating efficiency, primarily related to employee terminations. Information relating to restructuring costs is as follows (in millions):

	Employee Termination Costs	Other Exit Costs	Total
Remaining liability as of December 31, 2010	$14	$8	$22
Costs incurred	44	16	60
Cash paid(a)	(29)	(20)	(49)

Remaining liability as of December 31, 2011	29	4	33
Costs incurred	36	12	48
Cash paid	(44)	(11)	(55)

Remaining liability as of September 30, 2012(b)	$21	$5	$26

(a)	Of the total cash paid in 2011, $33 million was paid during the nine months ended September 30, 2011.
(b)

Of the remaining liability as of September 30, 2012, $25 million is classified as a current liability, with the remaining amount classified as a noncurrent liability in the consolidated balance sheet. Amounts are expected to be paid through March 2014.

14.  COMMITMENTS AND CONTINGENCIES

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

TIME WARNER CABLE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

On September 20, 2007, Brantley, et al. v. NBC Universal, Inc., et al. was filed in the U.S. District Court for the Central District of California against the Company. The complaint, which also named as defendants several other cable and satellite providers (collectively, the “distributor defendants”) as well as programming content providers (collectively, the “programmer defendants”), alleged violations of Sections 1 and 2 of the Sherman Antitrust Act. Among other things, the complaint alleged coordination between and among the programmer defendants to sell and/or license programming on a “bundled” basis to the distributor defendants, who in turn purportedly offer that programming to subscribers in packaged tiers, rather than on a per channel (or “à la carte”) basis. The plaintiffs, who seek to represent a purported nationwide class of cable and satellite subscribers, are seeking, among other things, unspecified treble monetary damages and an injunction to compel the offering of channels to subscribers on an “à la carte” basis. In an order dated October 15, 2009, the district court dismissed the plaintiffs’ third amended complaint with prejudice. On October 30, 2009, the plaintiffs filed a notice of appeal with the U.S. Court of Appeals for the Ninth Circuit. On March 30, 2012, the U.S. Court of Appeals for the Ninth Circuit affirmed the district court’s dismissal of the plaintiffs’ lawsuit and, on May 4, 2012, denied the plaintiffs’ petition for a rehearing en banc. On August 2, 2012, the plaintiffs filed a petition for review with the U.S. Supreme Court. The Company intends to defend against this lawsuit vigorously, but is unable to predict the outcome of this lawsuit or reasonably estimate a range of possible loss.

On August 7, 2009, the plaintiffs in Jessica Fink and Brett Noia, et al. v. Time Warner Cable Inc., filed an amended complaint in a purported class action in the U.S. District Court for the Southern District of New York alleging that the Company uses a throttling technique which intentionally delays and/or blocks a user’s high-speed data service. The plaintiffs are seeking unspecified monetary damages, injunctive relief and attorneys’ fees. On December 23, 2011, the district court granted with prejudice the Company’s motion to dismiss the plaintiffs’ second amended complaint. On January 23, 2012, the plaintiffs appealed this decision to the U.S. Court of Appeals for the Second Circuit. The Company intends to defend against this lawsuit vigorously, but is unable to predict the outcome of this lawsuit or reasonably estimate a range of possible loss.

Certain Patent Litigation

The Company is a defendant in Motorola Mobility, Inc., et al. v. TiVo Inc. (the “Motorola Mobility Lawsuit”). On February 25, 2011, Motorola Mobility, Inc. (“Motorola Mobility”) and General Instrument Corporation, a subsidiary of Motorola Mobility, filed a complaint against TiVo Inc. (“TiVo”) in the U.S. District Court for the Eastern District of Texas, alleging infringement of three Motorola Mobility patents by TiVo digital video recorder (“DVR”) products and requesting a declaration that patents of TiVo are invalid and not infringed by certain Motorola Mobility DVR products. Motorola Mobility and General Instrument Corporation are seeking, among other things, unspecified monetary damages and a permanent injunction. On March 26, 2012, TiVo filed amended counterclaims adding the Company as a defendant to the lawsuit and a new patent claim. TiVo is seeking, among other things, unspecified monetary damages and a permanent injunction. On May 17, 2012, the Company filed a motion to dismiss TiVo’s claims against it for failure to state a claim and, on May 20, 2012, the Company filed a motion to sever and stay TiVo’s claims against it. On June 29, 2012, TiVo served the Company with infringement contentions alleging infringement by the Company based on its use of Motorola Mobility DVR products and Cisco Systems, Inc. (“Cisco”) DVR products. On July 18, 2012, the court denied the Company’s request to

TIME WARNER CABLE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

sever and stay TiVo’s claims against the Company relating to the Motorola Mobility DVR products, and it severed TiVo’s claims against the Company relating to the Cisco DVR products from the Motorola Mobility Lawsuit and ordered that the Company be added as a party to TiVo Inc. v. Cisco Systems, Inc., discussed below. The Company intends to defend against the Motorola Mobility Lawsuit vigorously, but is unable to predict the outcome of this lawsuit or reasonably estimate a range of possible loss.

On June 4, 2012, TiVo filed a complaint against Cisco in the U.S. District Court for the Eastern District of Texas, alleging infringement of four TiVo patents by Cisco DVR products and seeking unspecified monetary damages and a permanent injunction (the “Cisco Lawsuit”). As stated above, on July 18, 2012, the court ordered that the Company be added as a party to the Cisco lawsuit. On August 15, 2012, TiVo served the Company with infringement contentions alleging infringement by the Company based on its use of Cisco DVR products. The Company intends to defend against the Cisco Lawsuit vigorously, but is unable to predict the outcome of this lawsuit or reasonably estimate a range of possible loss.

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

On June 1, 2006, Rembrandt Technologies, LP (“Rembrandt”) filed a complaint in the U.S. District Court for the Eastern District of Texas alleging that the Company and a number of other cable operators infringed several patents purportedly relating to a variety of technologies, including high-speed data and IP-based telephony services. In addition, on September 13, 2006, Rembrandt filed a complaint in the U.S. District Court for the Eastern District of Texas alleging that the Company infringed several patents purportedly relating to “high-speed cable modem internet products and services.” The plaintiff is seeking unspecified monetary damages as well as injunctive relief. On June 18, 2007, these cases, along with other lawsuits filed by Rembrandt, were made subject to an MDL Order transferring the cases for pretrial proceedings to the U.S. District Court for the District of Delaware. In November 2008, the district court issued its claims construction orders. In response to these orders, the plaintiff withdrew its claims relating to the alleged infringement of eight patents purportedly relating to high-speed data and IP-based telephony services. On September 7, 2011, the district court granted summary judgment on Rembrandt’s one remaining claim and, on September 28, 2011, Rembrandt appealed the decision to the U.S. Court of Appeals for the Federal Circuit. On September 13, 2012, the U.S. Court of Appeals for the Federal Circuit affirmed the district court’s summary judgment order. The time to appeal this decision has not yet expired. The Company intends to defend against this lawsuit vigorously, but is unable to predict the outcome of this lawsuit or reasonably estimate a range of possible loss.

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

Other Matters

As part of the restructuring of TWE in 2003, Time Warner agreed to indemnify the Company from and against any and all liabilities relating to, arising out of or resulting from specified litigation matters brought against the TWE non-cable businesses. Although Time Warner has agreed to indemnify the Company against such liabilities, TWE remains a named party in certain litigation matters. In connection with an internal reorganization discussed further in Note 16, on September 30, 2012, TWE merged with and into TWCE, with TWCE as the surviving entity.

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

15.  ADDITIONAL FINANCIAL INFORMATION

Other Current Liabilities

Other current liabilities as of September 30, 2012 and December 31, 2011 consisted of (in millions):

	September 30, 2012	December 31, 2011
Accrued interest	$490	$585
Accrued compensation and benefits	364	360
Accrued sales and other taxes	263	106
Accrued insurance	168	158
Accrued franchise fees	150	164
Accrued rent	47	38
Other accrued expenses	352	316

Total other current liabilities	$1,834	$1,727

TIME WARNER CABLE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Revenues

Revenues for the three and nine months ended September 30, 2012 and 2011 consisted of (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Residential services	$4,548	$4,250	$13,598	$12,809
Business services	493	387	1,386	1,060
Advertising	264	216	740	638
Other	58	58	177	175

Total revenues	$5,363	$4,911	$15,901	$14,682

Interest Expense, Net

Interest expense, net, for the three and nine months ended September 30, 2012 and 2011 consisted of (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Interest expense	$(404)	$(384)	$(1,210)	$(1,116)
Interest income	2	1	6	4

Interest expense, net	$(402)	$(383)	$(1,204)	$(1,112)

Other Income (Expense), Net

Other income (expense), net, for the three and nine months ended September 30, 2012 and 2011 consisted of (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Income (loss) from equity-method investments, net(a)(b)	$438	$(30)	$445	$(87)
Gain on sale of investment in Clearwire(b)	64	—	64	—
Gain (loss) on equity award reimbursement obligation to Time Warner	(7)	8	(5)	3
Other investment losses(c)	—	—	(12)	—
Other	1	—	1	—

Other income (expense), net	$496	$(22)	$493	$(84)

(a)

Income from equity-method investments, net, for the three and nine months ended September 30, 2012 primarily consists of a pretax gain of $430 million associated with SpectrumCo’s sale of its advanced wireless spectrum licenses to Verizon Wireless (refer to Note 5 for further details).

(b)

Loss from equity-method investments, net, for the three and nine months ended September 30, 2011 primarily consists of losses incurred by Clearwire Communications. As of the end of the third quarter of 2011, the balance of the Company’s investment in Clearwire Communications was $0 and, as discussed in Note 5, on September 27, 2012, the Company sold all of its interest in Clearwire, resulting in the gain noted above.

(c)

Other investment losses for 2012 represents impairments of the Company’s investment in Canoe Ventures LLC (“Canoe”), an equity-method investee engaged in the development of advanced advertising platforms. The impairments were recognized as a result of Canoe’s announcement during the first quarter of 2012 of a restructuring that significantly curtailed its operations.

TIME WARNER CABLE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Related Party Transactions

Income (expense) resulting from transactions with related parties for the three and nine months ended September 30, 2012 and 2011 is as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Revenues	$3	$4	$8	$13
Costs of revenues	(56)	(59)	(183)	(187)

Supplemental Cash Flow Information

Additional financial information with respect to cash (payments) and receipts for the nine months ended September 30, 2012 and 2011 is as follows (in millions):

	Nine Months Ended September 30,
	2012	2011
Cash paid for interest	$(1,433)	$(1,246)
Interest income received(a)	131	118

Cash paid for interest, net	$(1,302)	$(1,128)

Cash paid for income taxes	$(300)	$(104)
Cash refunds of income taxes	9	271

Cash (paid for) refunds of income taxes, net	$(291)	$167

(a)	Interest income received includes amounts received under interest rate swaps.

The consolidated statement of cash flows for the nine months ended September 30, 2012 and 2011 does not reflect $24 million and $17 million, respectively, of common stock repurchases that were included in other current liabilities as of September 30, 2012 and 2011, respectively, for which payment was made in October 2012 and 2011, respectively.

16.   CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

Overview

Set forth below are condensed consolidating financial statements presenting the financial position, results of operations (including comprehensive income) and cash flows of (i) Time Warner Cable Inc. (the “Parent Company”), (ii) TW NY Cable Holding Inc. (“TW NY”), Time Warner Cable Enterprises LLC (“TWCE”) and Time Warner Cable Internet Holdings II LLC (“TWC Internet Holdings II” and, together with TW NY and TWCE, the “Guarantor Subsidiaries”), on a combined basis, (iii) the direct and indirect non-guarantor subsidiaries of the Parent Company (the “Non-Guarantor Subsidiaries”) on a combined basis and (iv) the eliminations necessary to arrive at the information for Time Warner Cable Inc. on a consolidated basis. TW NY is a direct wholly owned subsidiary of the Parent Company. TWCE and TWC Internet Holdings II are indirect wholly owned subsidiaries of the Parent Company. The Guarantor Subsidiaries have fully and unconditionally, jointly and severally, directly, guaranteed the debt securities issued by the Parent Company in its 2007 registered exchange offer and subsequent public offerings. The Parent Company owns all of the voting and economic interests, directly or indirectly, of the Guarantor Subsidiaries.

There are no legal or regulatory restrictions on the Parent Company’s ability to obtain funds from any of its wholly owned subsidiaries through dividends, loans or advances.

TIME WARNER CABLE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

These condensed consolidating financial statements should be read in conjunction with the consolidated financial statements of Time Warner Cable Inc.

Basis of Presentation

On September 30, 2012, the Company completed an internal reorganization to simplify its organizational structure, which resulted in the Company recording an income tax benefit of $63 million related to a change in the tax rate applied to calculate the Company’s net deferred income tax liability. As part of this reorganization, on September 30, 2012, TWE, a wholly owned subsidiary of the Company, merged with and into TWCE, a Delaware limited liability company and an indirect wholly owned subsidiary of the Company, with TWCE as the surviving entity. In addition, on September 30, 2012, the Company, TW NY, TWCE, TWC Internet Holdings II, a Delaware limited liability company and an indirect wholly owned subsidiary of the Company, and The Bank of New York Mellon, as trustee, entered into supplemental indentures amending the TWC Indenture and the TWCE Indenture, providing for (i) TWCE’s succession to, and assumption of, all of the rights and obligations of TWE, as guarantor under the TWC Indenture and as issuer under the TWCE Indenture, and (ii) the addition of TWC Internet Holdings II as a guarantor under the TWC Indenture and TWCE Indenture and its assumption of all of the rights and obligations of a guarantor thereunder. As a result of this internal reorganization, the presentation of the 2011 condensed consolidating financial statements has been recast to reflect TW NY, TWCE and TWC Internet Holdings II as subsidiary guarantors of debt securities issued by the Parent Company.

In presenting the condensed consolidating financial statements, the equity method of accounting has been applied to (i) the Parent Company’s interests in the Guarantor Subsidiaries and the Non-Guarantor Subsidiaries, (ii) the Guarantor Subsidiaries’ interests in the Non-Guarantor Subsidiaries and (iii) the Non-Guarantor Subsidiaries interests in the Guarantor Subsidiaries, where applicable, even though all such subsidiaries meet the requirements to be consolidated under GAAP. All intercompany balances and transactions between the Parent Company, the Guarantor Subsidiaries and the Non-Guarantor Subsidiaries have been eliminated, as shown in the column “Eliminations.” All assets and liabilities have been allocated to the Parent Company, the Guarantor Subsidiaries and the Non-Guarantor Subsidiaries generally based on legal entity ownership. Certain administrative costs have been allocated to the Parent Company, the Guarantor Subsidiaries and the Non-Guarantor Subsidiaries based on revenues recorded at the respective entity. A portion of the interest expense incurred by the Parent Company has been allocated to the Guarantor Subsidiaries and the Non-Guarantor Subsidiaries based on revenues recorded at the respective entity. The income tax provision has been presented based on each subsidiary’s legal entity. Deferred income taxes have been presented based upon the temporary differences between the carrying amounts of the respective assets and liabilities of the applicable entities.

TIME WARNER CABLE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The Company’s condensed consolidating financial information as of September 30, 2012 and December 31, 2011 and for the three and nine months ended September 30, 2012 and 2011 is as follows (in millions):

Consolidating Balance Sheet as of September 30, 2012

	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	TWC Consolidated
ASSETS
Current assets:
Cash and equivalents	$2,795	$—	$1,058	$—	$3,853
Receivables, net	47	3	849	—	899
Receivables from affiliated parties	36	—	30	(66)	—
Deferred income tax assets	2	4	366	—	372
Other current assets	39	—	199	—	238

Total current assets	2,919	7	2,502	(66)	5,362
Investments in and amounts due from consolidated subsidiaries	40,036	31,730	5,975	(77,741)	—
Investments	19	59	10	—	88
Property, plant and equipment, net	33	—	14,477	—	14,510
Intangible assets subject to amortization, net	9	—	657	—	666
Intangible assets not subject to amortization	—	—	26,011	—	26,011
Goodwill	—	—	2,893	—	2,893
Other assets	499	—	56	—	555

Total assets	$43,515	$31,796	$52,581	$(77,807)	$50,085

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$1	$—	$457	$—	$458
Deferred revenue and subscriber-related liabilities	—	—	191	—	191
Payables to affiliated parties	30	—	36	(66)	—
Accrued programming expense	—	—	875	—	875
Current maturities of long-term debt	1,524	350	2	—	1,876
Mandatorily redeemable preferred equity	—	—	300	—	300
Other current liabilities	683	37	1,114	—	1,834

Total current liabilities	2,238	387	2,975	(66)	5,534
Long-term debt	23,092	2,071	24	—	25,187
Deferred income tax liabilities, net	9	277	10,976	—	11,262
Long-term payables to affiliated parties	7,612	—	8,702	(16,314)	—
Other liabilities	154	—	331	—	485
TWC shareholders’ equity:
Due to (from) TWC and subsidiaries	2,801	—	(2,801)	—	—
Other TWC shareholders’ equity	7,609	29,061	32,366	(61,427)	7,609

Total TWC shareholders’ equity	10,410	29,061	29,565	(61,427)	7,609
Noncontrolling interests	—	—	8	—	8

Total equity	10,410	29,061	29,573	(61,427)	7,617

Total liabilities and equity	$43,515	$31,796	$52,581	$(77,807)	$50,085

TIME WARNER CABLE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Consolidating Balance Sheet as of December 31, 2011

(recast)

	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	TWC Consolidated
ASSETS
Current assets:
Cash and equivalents	$4,372	$—	$805	$—	$5,177
Receivables, net	51	1	715	—	767
Receivables from affiliated parties	39	—	32	(71)	—
Deferred income tax assets	2	7	258	—	267
Other current assets	42	4	141	—	187

Total current assets	4,506	12	1,951	(71)	6,398
Investments in and amounts due from consolidated subsidiaries	36,089	29,133	5,844	(71,066)	—
Investments	19	744	11	—	774
Property, plant and equipment, net	34	—	13,871	—	13,905
Intangible assets subject to amortization, net	—	—	228	—	228
Intangible assets not subject to amortization	—	—	24,272	—	24,272
Goodwill	—	—	2,247	—	2,247
Other assets	445	—	68	(61)	452

Total assets	$41,093	$29,889	$48,492	$(71,198)	$48,276

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$1	$—	$544	$—	$545
Deferred revenue and subscriber-related liabilities	—	—	169	—	169
Payables to affiliated parties	32	—	39	(71)	—
Accrued programming expense	—	—	807	—	807
Current maturities of long-term debt	1,511	607	4	—	2,122
Other current liabilities	603	75	1,049	—	1,727

Total current liabilities	2,147	682	2,612	(71)	5,370
Long-term debt	22,234	2,075	11	—	24,320
Mandatorily redeemable preferred equity	—	—	300	—	300
Deferred income tax liabilities, net	—	281	9,978	(61)	10,198
Long-term payables to affiliated parties	7,249	—	8,702	(15,951)	—
Other liabilities	172	—	379	—	551
TWC shareholders’ equity:
Due to (from) TWC and subsidiaries	1,761	7	(1,768)	—	—
Other TWC shareholders’ equity	7,530	26,844	28,271	(55,115)	7,530

Total TWC shareholders’ equity	9,291	26,851	26,503	(55,115)	7,530
Noncontrolling interests	—	—	7	—	7

Total equity	9,291	26,851	26,510	(55,115)	7,537

Total liabilities and equity	$41,093	$29,889	$48,492	$(71,198)	$48,276

TIME WARNER CABLE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Consolidating Statement of Operations for the Three Months Ended September 30, 2012

	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	TWC Consolidated
Revenues	$—	$—	$5,363	$—	$5,363

Costs of revenues	—	—	2,499	—	2,499
Selling, general and administrative	—	—	918	—	918
Depreciation	—	—	789	—	789
Amortization	—	—	31	—	31
Merger-related and restructuring costs	2	—	30	—	32

Total costs and expenses	2	—	4,267	—	4,269

Operating Income (Loss)	(2)	—	1,096	—	1,094
Equity in pretax income of consolidated subsidiaries	1,255	803	232	(2,290)	—
Interest expense, net	(67)	(46)	(289)	—	(402)
Other income, net	1	432	63	—	496

Income before income taxes	1,187	1,189	1,102	(2,290)	1,188
Income tax provision	(379)	(431)	(307)	738	(379)

Net income	808	758	795	(1,552)	809
Less: Net income attributable to noncontrolling interests	—	—	(1)	—	(1)

Net income attributable to TWC shareholders	$808	$758	$794	$(1,552)	$808

Consolidating Statement of Comprehensive Income for the Three Months Ended September 30, 2012

	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	TWC Consolidated
Net income	$808	$758	$795	$(1,552)	$809
Change in unrealized losses on pension benefit obligation, net of tax	7	—	—	—	7
Change in deferred gains (losses) on cash flow hedges, net of tax	46	—	—	—	46

Other comprehensive income	53	—	—	—	53

Comprehensive income	861	758	795	(1,552)	862
Less: Comprehensive income attributable to noncontrolling interests	—	—	(1)	—	(1)

Comprehensive income attributable to TWC shareholders	$861	$758	$794	$(1,552)	$861

TIME WARNER CABLE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Consolidating Statement of Operations for the Three Months Ended September 30, 2011

(recast)

	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	TWC Consolidated
Revenues	$—	$—	$4,911	$—	$4,911

Costs of revenues	—	—	2,286	—	2,286
Selling, general and administrative	—	—	843	—	843
Depreciation	—	—	750	—	750
Amortization	—	—	9	—	9
Merger-related and restructuring costs	3	—	18	—	21

Total costs and expenses	3	—	3,906	—	3,909

Operating Income (Loss)	(3)	—	1,005	—	1,002
Equity in pretax income (loss) of consolidated subsidiaries	679	767	(33)	(1,413)	—
Interest expense, net	(79)	(51)	(253)	—	(383)
Other expense, net	—	(4)	(18)	—	(22)

Income before income taxes	597	712	701	(1,413)	597
Income tax provision	(241)	(288)	(259)	547	(241)

Net income	356	424	442	(866)	356
Less: Net income attributable to noncontrolling interests	—	—	—	—	—

Net income attributable to TWC shareholders	$356	$424	$442	$(866)	$356

Consolidating Statement of Comprehensive Income for the Three Months Ended September 30, 2011

(recast)

	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	TWC Consolidated
Net income	$356	$424	$442	$(866)	$356
Change in unrealized losses on pension benefit obligation, net of tax	4	—	—	—	4
Change in deferred losses on cash flow hedges, net of tax	(57)	—	—	—	(57)

Other comprehensive loss	(53)	—	—	—	(53)

Comprehensive income	303	424	442	(866)	303
Less: Comprehensive income attributable to noncontrolling interests	—	—	—	—	—

Comprehensive income attributable to TWC shareholders	$303	$424	$442	$(866)	$303

TIME WARNER CABLE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Consolidating Statement of Operations for the Nine Months Ended September 30, 2012

	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	TWC Consolidated
Revenues	$—	$—	$15,901	$—	$15,901

Costs of revenues	—	—	7,377	—	7,377
Selling, general and administrative	—	—	2,694	—	2,694
Depreciation	—	—	2,377	—	2,377
Amortization	—	—	79	—	79
Merger-related and restructuring costs	24	—	74	—	98

Total costs and expenses	24	—	12,601	—	12,625

Operating Income (Loss)	(24)	—	3,300	—	3,276
Equity in pretax income of consolidated subsidiaries	2,814	2,474	163	(5,451)	—
Interest expense, net	(230)	(145)	(829)	—	(1,204)
Other income, net	1	417	75	—	493

Income before income taxes	2,561	2,746	2,709	(5,451)	2,565
Income tax provision	(919)	(1,043)	(878)	1,920	(920)

Net income	1,642	1,703	1,831	(3,531)	1,645
Less: Net income attributable to noncontrolling interests	—	—	(3)	—	(3)

Net income attributable to TWC shareholders	$1,642	$1,703	$1,828	$(3,531)	$1,642

Consolidating Statement of Comprehensive Income for the Nine Months Ended September 30, 2012

	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	TWC Consolidated
Net income	$1,642	$1,703	$1,831	$(3,531)	$1,645
Change in unrealized losses on pension benefit obligation, net of tax	10	—	—	—	10
Change in deferred gains (losses) on cash flow hedges, net of tax	9	—	—	—	9

Other comprehensive income	19	—	—	—	19

Comprehensive income	1,661	1,703	1,831	(3,531)	1,664
Less: Comprehensive income attributable to noncontrolling interests	—	—	(3)	—	(3)

Comprehensive income attributable to TWC shareholders	$1,661	$1,703	$1,828	$(3,531)	$1,661

TIME WARNER CABLE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Consolidating Statement of Operations for the Nine Months Ended September 30, 2011

(recast)

	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	TWC Consolidated
Revenues	$—	$—	$14,682	$—	$14,682

Costs of revenues	—	—	6,855	—	6,855
Selling, general and administrative	—	—	2,490	—	2,490
Depreciation	—	—	2,238	—	2,238
Amortization	—	—	23	—	23
Merger-related and restructuring costs	7	—	29	—	36

Total costs and expenses	7	—	11,635	—	11,642

Operating Income (Loss)	(7)	—	3,047	—	3,040
Equity in pretax income (loss) of consolidated subsidiaries	2,090	2,347	(95)	(4,342)	—
Interest expense, net	(242)	(152)	(718)	—	(1,112)
Other expense, net	—	(7)	(77)	—	(84)

Income before income taxes	1,841	2,188	2,157	(4,342)	1,844
Income tax provision	(740)	(879)	(791)	1,669	(741)

Net income	1,101	1,309	1,366	(2,673)	1,103
Less: Net income attributable to noncontrolling interests	—	—	(2)	—	(2)

Net income attributable to TWC shareholders	$1,101	$1,309	$1,364	$(2,673)	$1,101

Consolidating Statement of Comprehensive Income for the Nine Months Ended September 30, 2011

(recast)

	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	TWC Consolidated
Net income	$1,101	$1,309	$1,366	$(2,673)	$1,103
Change in unrealized losses on pension benefit obligation, net of tax	2	—	—	—	2
Change in deferred losses on cash flow hedges, net of tax	(81)	—	—	—	(81)

Other comprehensive loss	(79)	—	—	—	(79)

Comprehensive income	1,022	1,309	1,366	(2,673)	1,024
Less: Comprehensive income attributable to noncontrolling interests	—	—	(2)	—	(2)

Comprehensive income attributable to TWC shareholders	$1,022	$1,309	$1,364	$(2,673)	$1,022

TIME WARNER CABLE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Consolidating Statement of Cash Flows for the Nine Months Ended September 30, 2012

	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	TWC Consolidated
Cash provided (used) by operating activities	$41	$(661)	$4,735	$—	$4,115

INVESTING ACTIVITIES
Acquisitions and investments, net of cash acquired and distributions received	(1,353)	(16)	(420)	363	(1,426)
Proceeds from SpectrumCo’s sale of spectrum licenses	—	1,112	—	—	1,112
Capital expenditures	—	—	(2,191)	—	(2,191)
Other investing activities	—	—	23	—	23

Cash provided (used) by investing activities	(1,353)	1,096	(2,588)	363	(2,482)

FINANCING ACTIVITIES
Short-term borrowings, net	363	—	—	(363)	—
Proceeds from issuance of long-term debt	2,258	—	—	—	2,258
Repayments of long-term debt	(1,500)	(250)	—	—	(1,750)
Repayments of long-term debt assumed in acquisitions	—	—	(1,730)	—	(1,730)
Debt issuance costs	(25)	—	—	—	(25)
Proceeds from exercise of stock options	124	—	—	—	124
Taxes paid in cash in lieu of shares issued for equity-based compensation	—	—	(43)	—	(43)
Excess tax benefit from equity-based compensation	55	—	18	—	73
Dividends paid	(529)	—	—	—	(529)
Repurchases of common stock	(1,287)	—	—	—	(1,287)
Net change in investments in and amounts due from consolidated subsidiaries	292	(185)	(107)	—	—
Other financing activities	(16)	—	(32)	—	(48)

Cash used by financing activities	(265)	(435)	(1,894)	(363)	(2,957)

Increase (decrease) in cash and equivalents	(1,577)	—	253	—	(1,324)
Cash and equivalents at beginning of period	4,372	—	805	—	5,177

Cash and equivalents at end of period	$2,795	$—	$1,058	$—	$3,853

TIME WARNER CABLE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Consolidating Statement of Cash Flows for the Nine Months Ended September 30, 2011

(recast)

	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	TWC Consolidated
Cash provided (used) by operating activities	$173	$(384)	$4,555	$—	$4,344

INVESTING ACTIVITIES
Acquisitions and investments, net of cash acquired and distributions received	(270)	(17)	(1,210)	1,164	(333)
Capital expenditures	(1)	—	(1,994)	—	(1,995)
Other investing activities	14	—	7	—	21

Cash used by investing activities	(257)	(17)	(3,197)	1,164	(2,307)

FINANCING ACTIVITIES
Short-term borrowings, net	1,164	—	—	(1,164)	—
Proceeds from issuance of long-term debt	3,227	—	—	—	3,227
Repayments of long-term debt assumed in acquisitions	—	—	(44)	—	(44)
Debt issuance costs	(24)	—	—	—	(24)
Proceeds from exercise of stock options	109	—	—	—	109
Taxes paid in cash in lieu of shares issued for equity-based compensation	—	—	(29)	—	(29)
Excess tax benefit from equity-based compensation	—	—	46	—	46
Dividends paid	(488)	—	—	—	(488)
Repurchases of common stock	(2,291)	—	—	—	(2,291)
Net change in investments in and amounts due from consolidated subsidiaries	256	401	(657)	—	—
Other financing activities	(13)	—	(4)	—	(17)

Cash provided (used) by financing activities	1,940	401	(688)	(1,164)	489

Increase in cash and equivalents	1,856	—	670	—	2,526
Cash and equivalents at beginning of period	2,941	—	106	—	3,047

Cash and equivalents at end of period	$4,797	$—	$776	$—	$5,573

Part II. Other Information

Item 1. Legal Proceedings.

The information set forth under Note 14 to the accompanying consolidated financial statements included in this Quarterly Report on Form 10-Q is incorporated herein by reference.

Item 1A. Risk Factors.

There have been no material changes in the Company’s risk factors from those disclosed in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

The following table provides information about the Company’s purchases of equity securities registered by the Company pursuant to Section 12 of the Securities Exchange Act of 1934, as amended, during the quarter ended September 30, 2012.

	Total Number of Shares Purchased	Average Price Paid Per Share(a)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(b)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(c)
July 1, 2012 - July 31, 2012	2,007,308	$83.55	2,007,308	$3,135,155,318
August 1, 2012 - August 31, 2012	2,027,256	89.18	2,027,256	2,954,361,287
September 1, 2012 - September 30, 2012	1,629,900	92.60	1,629,900	2,803,439,633

Total	5,664,464	88.17	5,664,464

(a)	The calculation of the average price paid per share does not give effect to any fees, commissions and other costs associated with the repurchase of such shares.
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
Chief Financial Officer

Date: November 5, 2012

EXHIBIT INDEX

Pursuant to Item 601 of Regulation S-K

Exhibit Number	Description

1.1

Underwriting Agreement, dated August 7, 2012, among Time Warner Cable Inc. (the “Company”), Time Warner Entertainment Company, L.P. (“TWE”) and TW NY Cable Holding Inc. (“TW NY” and together with TWE, the “Guarantors”) and BNP Paribas Securities Corp., Citigroup Global Markets Inc. and Morgan Stanley & Co. LLC, on behalf of themselves and as representatives of the underwriters listed in Schedule II thereto (incorporated herein by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K dated August 7, 2012 and filed with the Securities and Exchange Commission (the “SEC”) on August 10, 2012 (the “August 10, 2012 Form 8-K”)).*

4.1	Form of 4 1/2% Debenture due 2042 (incorporated herein by reference to Exhibit 4.1 to the August 10, 2012 Form 8-K).*

4.2

Second Supplemental Indenture, dated as of September 30, 2012, among the Company, TW NY, Time Warner Cable Enterprises LLC (“TWCE”), Time Warner Cable Internet Holdings II LLC (“TWC Internet Holdings II”) and The Bank of New York Mellon, as trustee, supplementing the Indenture dated April 9, 2007, as amended (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated September 30, 2012 and filed with the SEC on October 1, 2012 (the “October 1, 2012 Form 8-K”)).*

4.3

Twelfth Supplemental Indenture, dated as of September 30, 2012, among TWCE, the Company, TW NY, TWC Internet Holdings II and The Bank of New York Mellon, as trustee, supplementing the Indenture dated April 30, 1992, as amended (incorporated herein by reference to Exhibit 4.2 to the October 1, 2012 Form 8-K).*

4.4

Amendment and Joinder to Guarantee, dated as of September 30, 2012, by TWCE, TW NY and TWC Internet Holdings II, in favor of Citibank, N.A., as Administrative Agent for the lenders, parties to the $3.5 billion five-year credit agreement, dated as of April 27, 2012, by and among, the Company, the lenders party thereto, Citibank, N.A., as Administrative Agent, BNP Paribas, Deutsche Bank Securities Inc. and Wells Fargo Bank, National Association, as Co-Syndication Agents, and Barclays Bank PLC, JPMorgan Chase Bank, N.A., Mizuho Corporate Bank, LTD., RBC Capital Markets, Sumitomo Mitsui Banking Corporation, The Bank of Tokyo-Mitsubishi UFJ, LTD. and The Royal Bank of Scotland plc, as Co-Documentation Agents (incorporated herein by reference to Exhibit 4.3 to the October 1, 2012 Form 8-K).*

12	Computation of Ratio of Earnings to Fixed Charges and Ratio of Earnings to Combined Fixed Charges and Preferred Dividend Requirements.

31.1

Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012.

31.2

Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012.

32

Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012.†

Exhibit Number	Description

101

The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, filed with the SEC on November 5, 2012, formatted in eXtensible Business Reporting Language:

(i) Consolidated Balance Sheet as of September 30, 2012 and December 31, 2011, (ii) Consolidated Statement of Operations for the three and nine months ended September 30, 2012 and 2011, (iii) Consolidated Statement of Comprehensive Income for the three and nine months ended September 30, 2012 and 2011, (iv) Consolidated Statement of Cash Flows for the nine months ended September 30, 2012 and 2011, (v) Consolidated Statement of Equity for the nine months ended September 30, 2012 and 2011 and (vi) Notes to Consolidated Financial Statements.

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