Form 10-K
period 2012-12-31
TIME WARNER CABLE INC.
filed 2013-02-15
CIK 1377013

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

Commission file number 001-33335

TIME WARNER CABLE INC.

(Exact name of registrant as specified in its charter)

Delaware	84-1496755
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

60 Columbus Circle

New York, New York 10023

(Address of principal executive offices) (Zip Code)

(212) 364-8200

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $0.01	New York Stock Exchange
5.750% Notes due 2031	New York Stock Exchange
5.250% Notes due 2042	New York Stock Exchange

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐    No  ☑

As of the close of business on February 13, 2013, there were 295,513,813 shares of the registrant’s Common Stock outstanding. The aggregate market value of the registrant’s voting and non-voting common equity securities held by non-affiliates of the registrant (based upon the closing price of such shares on the New York Stock Exchange on June 29, 2012) was approximately $25.3 billion.

DOCUMENTS INCORPORATED BY REFERENCE

Description of document	Part of the Form 10-K
Portions of the definitive Proxy Statement to be used in connection with the registrant’s 2013 Annual Meeting of Stockholders	Part III (Item 10 through Item 14) (Portions of Items 10 and 12 are not incorporated by reference and are provided herein)

PART I	1
Item 1. Business.	1
Item 1A. Risk Factors.	17
Item 1B. Unresolved Staff Comments.	24
Item 2. Properties.	24
Item 3. Legal Proceedings.	24
Item 4. Mine Safety Disclosures	24
PART II	28
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.	28
Item 6. Selected Financial Data.	28
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.	28
Item 7A. Quantitative and Qualitative Disclosures About Market Risk.	28
Item 8. Financial Statements and Supplementary Data.	29
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.	29
Item 9A. Controls and Procedures.	29
Item 9B. Other Information.	29
PART III	30
Items 10, 11, 12, 13 and 14. Directors, Executive Officers and Corporate Governance; Executive Compensation; Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters; Certain Relationships and Related Transactions, and Director Independence; Principal Accountant Fees and Services.	30
PART IV	31
Item 15. Exhibits, Financial Statement Schedules.	31

PART I

Item 1. Business.

Overview

Time Warner Cable Inc. (together with its subsidiaries, “TWC” or the “Company”) is among the largest providers of video, high-speed data and voice services in the U.S., with technologically advanced, well-clustered cable systems located mainly in five geographic areas – New York State (including New York City), the Carolinas, the Midwest (including Ohio, Kentucky and Wisconsin), Southern California (including Los Angeles) and Texas. As of December 31, 2012, TWC served approximately 15.2 million customers (approximately 14.7 million residential services customers and 563,000 business services customers) who subscribed to one or more of its three primary services, totaling approximately 28.9 million primary service units.

TWC offers video, high-speed data and voice services to residential and business services customers over the Company’s broadband cable systems. TWC’s business services also include networking and transport services (including cell tower backhaul services) and managed and outsourced information technology (“IT”) solutions and cloud services. TWC also sells advertising to a variety of national, regional and local customers.

TWC markets its services separately and in “bundled” packages of multiple services and features. As of December 31, 2012, 61.2% of TWC’s customers subscribed to two or more of its primary services, including 28.2% of its customers who subscribed to all three primary services.

Recent Developments

Wireless-related Transactions

On August 24, 2012, SpectrumCo, LLC (“SpectrumCo”), a joint venture between TWC, Comcast Corporation (“Comcast”) and Bright House Networks, LLC (“Bright House”), sold all of its advanced wireless spectrum licenses to Cellco Partnership (doing business as Verizon Wireless), a joint venture between Verizon Communications Inc. (“Verizon”) and Vodafone Group Plc, for $3.6 billion in cash. Upon closing, TWC, which owns 31.2% of SpectrumCo, received $1.112 billion and recorded a pretax gain of $430 million ($261 million on an after-tax basis). For additional information, see “—Services—Residential Services—Verizon Wireless.”

In addition, on September 13, 2012, the Company exchanged all of its beneficially owned shares of Class B common stock of Clearwire Corporation (“Clearwire”) together with all of its beneficially owned Class B common units of Clearwire Communications LLC (“Clearwire Communications”) for shares of Class A common stock of Clearwire. On September 27, 2012, the Company sold these shares of Class A common stock for $64 million in cash. For additional information, see “Management’s Discussion and Analysis of Results of Operations and Financial Condition—Overview—Recent Developments—Wireless-related Transactions.”

Insight Acquisition

On February 29, 2012, TWC completed its acquisition of Insight Communications Company, Inc. (“Insight”) for $1.339 billion in cash, net of cash acquired and including a third-quarter 2012 post-closing purchase price adjustment of $4 million, and repaid $1.164 billion outstanding under Insight’s senior secured credit facility (including accrued interest), and terminated the facility. Additionally, during 2012, Insight’s $495 million in aggregate principal amount of 9.375% senior notes due 2018 were redeemed for $579 million in cash (including premiums and accrued interest). The financial results for Insight, which served subscribers in Kentucky, Indiana and Ohio representing approximately 1.6 million primary service units as of the acquisition date, have been included in the Company’s consolidated financial statements from the acquisition date. See Note 5 to the accompanying consolidated financial statements for additional information on the Insight acquisition.

Caution Concerning Forward-Looking Statements and Risk Factors

This Annual Report on Form 10-K includes certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are based on management’s current expectations and beliefs and are inherently subject to uncertainty and changes in circumstances. Actual results may vary materially from the expectations contained herein due to changes in economic, business, competitive, technological, strategic and/or regulatory factors and other factors affecting the operation of TWC’s business. For more detailed information about these factors, and risk factors with respect to the Company’s operations, see Item 1A, “Risk Factors,” below and “Caution Concerning Forward-Looking Statements” in “Management’s Discussion and Analysis of Results of Operations and Financial Condition” in the financial section of this report. TWC is under no obligation to, and expressly disclaims any obligation to, update or alter its forward-looking statements whether as a result of changes in circumstances, new information, subsequent events or otherwise.

Available Information and Website

Although TWC and its predecessors have been in the cable business for over 40 years in various legal forms, Time Warner Cable Inc. was incorporated as a Delaware corporation on March 21, 2003. TWC’s annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to such reports filed with or furnished to the Securities and Exchange Commission (“SEC”) pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are available free of charge on the Company’s website at www.twc.com as soon as reasonably practicable after such reports are electronically filed with or furnished to the SEC (www.sec.gov). The Company is providing the address to its website solely for the information of investors. The Company does not intend the address to be an active link or to incorporate the contents of the website into this report.

Services

TWC offers video, high-speed data and voice services to residential and business services customers over the Company’s broadband cable systems. TWC’s business services also include networking and transport services (including cell tower backhaul services) and managed and outsourced IT solutions and cloud services. TWC also sells advertising to a variety of national, regional and local customers.

Residential Services

TWC offers a broad range of residential products and services designed with the goal of giving customers access to any content they want, any time they want it, anywhere they are and on any device they choose. Customers have access to TWC’s extensive programming offerings, which, increasingly, they can watch wherever they are connected to the Internet, and, through TWC’s high-speed data service, including its growing network of WiFi hot spots, they have access to online content from a vast number of sources. TWC provides advanced services, such as Video on Demand (“VOD”) and digital video recorders (“DVR”) that allow customers to access content when they want it and, through the Company’s TWC TV apps, on a growing array of devices.

Video Services

Programming.  TWC offers various tiers and packages of residential video programming and music services ranging from a basic service tier with approximately 25 channels to a full set of digital packages with approximately 400 channels. TWC tailors its programming tiers and packages to appeal to specific groups of customers. It offers specialty tiers of genre-based programming, such as the Family Choice Tier, Movie Pass and Sports Pass, as well as packages such as Time Warner Cable TV Essentials, which targets budget-conscious customers. TWC also offers packages with extensive amounts of foreign-language programming, including El Paquetazo, with English and Spanish-language channels designed to appeal to Spanish-speaking subscribers. TWC’s residential video subscribers may also subscribe to premium network programming, such as HBO, Showtime, Starz and Cinemax and related offerings. TWC continually strives to offer its video services customers the programming they want, and, during 2012, TWC added key sports programming, including NFL Network and Red Zone, as well as the PAC-12 Networks.

TWC offers residential video subscribers, on average, approximately 165 high definition (“HD”) channels, including all the major broadcast networks and the leading national cable networks, premium networks and regional sports networks, as well as a large selection of VOD programming in HD. TWC also offers select programming in a three-dimensional or “3D” format to subscribers with 3D-capable televisions.

TWC’s residential video subscribers pay a monthly fee based on the video programming tier or package they receive. Subscribers to specialized tiers and premium networks are charged an additional monthly fee, with discounts generally available for the purchase of packages of more than one such service. HD simulcasts are generally provided at no additional charge, and additional charges generally apply only for packages of HD channels that do not have standard-definition counterparts. The rates TWC can charge for its basic service tier and certain video equipment, including set-top boxes, in areas not subject to “effective competition” are subject to regulation under federal law. As of December 31, 2012, the Federal Communications Commission (the “FCC”) has determined that approximately 70% of the communities TWC serves are subject to “effective competition.” See “—Regulatory Matters” below.

Time-shifting.  TWC provides a broad range of advanced services, such as VOD, DVRs and Start Over and Look Back services that provide residential video subscribers with the ability to control when they watch their favorite programming.

TWC’s VOD service provides residential video subscribers with free access to a wide selection of movies, programming from broadcast and cable networks, music videos, local programming and other content. TWC’s VOD service also offers a wide selection of featured movies and special events on a pay-per-view basis. In addition, premium network (e.g., HBO) subscribers generally have access to the premium network’s VOD content without additional fees.

TWC offers equipment with DVR functionality that enables residential video subscribers to pause and/or rewind “live” television programs and record programs for future viewing. Subscribers pay an additional monthly fee for TWC’s DVR service. As of December 31, 2012, 53.9%, or approximately 5.1 million, of TWC’s residential and business services digital video subscribers subscribed to its DVR service. TWC also offers Whole House DVR, a multi-room DVR service, which allows a program recorded on a DVR to be watched on any connected television in a customer’s home. In addition, customers may program their DVRs remotely via a smartphone, tablet or computer.

TWC also offers Start Over, which enables digital video subscribers using a TWC-provided set-top box to restart select “in progress” programs directly from the relevant channel and Look Back, which extends the window for viewing a program to 72 hours after it has aired. Start Over and Look Back are available in nearly all of TWC’s service areas.

New ways to watch.  TWC, through its TWC TV apps, enables in-home viewing of up to 300 channels of live programming on iPad, iPhone and Android devices and over 4,000 VOD programs and movies on iPad, iPhone and iPod Touch devices. Subscribers also may watch the same TWC TV programming on their home computer via twctv.com. In addition, subscribers are able to use their smartphone, tablet or computer as a remote control with the ability to access the interactive program guide and parental controls and change television channels on compatible TWC set-top boxes. During the first quarter of 2013, TWC expects to make TWC TV live programming available to residential video subscribers on certain Roku Inc. streaming devices in the U.S, without the need for a leased TWC set-top box.

TWC also enables video subscribers to watch certain content wherever they are connected to the Internet, whether in or outside their home. TWC offers customers online access to a growing number of prominent networks, such as ESPN, HBO, Comedy Central, MTV, Spike, Nickelodeon, NBA League Pass, Big Ten Network, PAC-12 Networks and Time Warner Cable SportsNet and Time Warner Cable Deportes, without any additional fees. During 2013, TWC expects to make additional programming available to its residential video subscribers wherever they are connected to the Internet.

As of December 31, 2012, TWC served approximately 12.0 million residential video subscribers.

High-speed Data Services

TWC’s high-speed data services provide residential services customers with a fast, always-on connection to the Internet. As of December 31, 2012, TWC served approximately 10.9 million residential high-speed data subscribers.

TWC offers multiple tiers of high-speed data service providing various service speeds, data usage levels and other attributes tailored to meet the different needs of its subscribers. TWC’s Standard tier provides downstream speeds up to 15 megabits per second (“Mbps”). For subscribers who want faster speeds, TWC offers Turbo, Extreme and Ultimate 50 tiers, with downstream speeds ranging from up to 20 Mbps to 50 Mbps. In a few cities, TWC is offering Ultimate 75 and Ultimate 100 tiers, with downstream speeds up to 75 Mbps and 100 Mbps, respectively. In addition, TWC offers Essentials Internet, which gives customers the option to select a high-speed data plan with a lower data allotment and price, based on their needs and budget. The Essentials option is available with TWC’s Lite, Basic and Standard high-speed data tiers.

TWC’s high-speed data service provides communication tools and personalized services, including email, personal computer (“PC”) security, parental controls and online radio, without any additional charge. The RR.com portal provides access to content and media from local, national and international providers and topic-specific channels, including entertainment, dating, games, news, sports, travel, music, movie listings, shopping, ticketing and coupon sites.

To enhance its traditional high-speed data service offerings, TWC has deployed WiFi access points, TWC WiFi Hotspots, in high-traffic locations across Los Angeles as well as in several locations in New York City, Charlotte and Kansas City. The TWC WiFi Hotspots are available to TWC’s Standard, Turbo, Extreme and Ultimate tier subscribers for no additional charge. TWC’s Basic, Lite and Essentials Internet subscribers, as well as non-TWC high-speed data subscribers, may access the TWC WiFi Hotspots for a fee. TWC expects to continue to deploy additional TWC WiFi Hotspots during 2013. In addition, during 2012, TWC entered into an agreement with Bright House, Cablevision Systems Corporation (“Cablevision”), Comcast and Cox Communications, Inc. (“Cox”) to offer each other’s high-speed data subscribers free access to their respective WiFi networks, with the shared network referred to as “CableWiFi.” Access to the shared CableWiFi network will continue to be rolled out during 2013.

Voice Services

TWC’s residential voice services offer customers unlimited local and long-distance calling throughout the U.S. and to Canada and Puerto Rico, together with a variety of calling features, including call waiting, call forwarding, distinctive ring and caller ID on the customer’s telephone, computer or television, generally for a fixed monthly fee. TWC also offers a number of plan options that are designed to meet customers’ particular needs, including local-only, unlimited in-state and international calling plans, such as the Global Penny Phone Plan, which enables customers to call over 40 countries for only a penny per minute, and the International OnePrice Plan. As of December 31, 2012, TWC served approximately 5.0 million residential voice subscribers. TWC also provides a free web portal, VoiceZone, which allows voice subscribers to customize their service features, set up caller ID on PC and block unwanted calls. Customers with TWC’s voicemail service may also use VoiceZone to listen to, download and email their messages at no additional charge.

During 2013, TWC intends to deploy a discounted voice service to qualifying low-income customers through participation in the Federal Universal Service Fund’s (“USF”) Lifeline program, which will provide government subsidized discounts to eligible customers.

IntelligentHome

During 2012, TWC launched IntelligentHome, a next-generation home automation and monitoring service, in several of its operating areas. TWC’s broadband cable system connects the customer’s in-home system to TWC’s technologically-advanced emergency response center with cellular backup support. In addition to providing traditional security and fire monitoring, the service allows customers to remotely arm or disarm their security system, monitor their home via indoor and outdoor cameras and remotely operate key home functions, including setting and controlling lights, thermostats and appliances. TWC plans to launch IntelligentHome in its remaining operating areas during 2013.

Verizon Wireless

During the second quarter of 2012, TWC and Verizon Wireless began selling each other’s products and services in a number of cities under agency agreements entered into by TWC, Comcast, Bright House and Verizon Wireless that allow the cable companies to sell Verizon Wireless-branded wireless service, and Verizon Wireless to sell each cable company’s services. Subject to certain conditions, the cable companies have the option to offer wireless service under their own brands utilizing Verizon Wireless’ network, although the Company currently has no plans to offer such service. In addition, the cable companies and Verizon Wireless have formed an innovation technology joint venture to better integrate wireless and wireline services. These activities are subject to the requirements contained in the August 16, 2012 consent decree executed with the Department of Justice in connection with the SpectrumCo transaction, which limits where Verizon Wireless can sell TWC’s services as well as TWC’s ability to enter into agreements with Verizon under certain circumstances. The consent decree is pending the approval of the United States District Court for the District of Columbia.

Business Services

TWC offers data, video and voice services, managed and outsourced IT solutions and cloud services to businesses. TWC provides these services to both retail and wholesale customers. Retail customers range from small businesses with a single location to medium-sized and enterprise businesses with multiple locations. Wholesale customers are primarily other service providers, such as telecommunications companies and network and managed services resellers.

Data Services

TWC offers business customers a variety of data services, including Internet access, network services and wholesale transport services.

Internet access.  TWC provides asymmetrical broadband Internet access to small businesses with downstream speeds up to 15 Mbps. In addition, TWC offers asymmetrical wideband Internet access with downstream speeds up to 50 Mbps in most service areas and, in 2013, will begin to offer even faster service tiers with downstream speeds up to 75 Mbps and 100 Mbps in a few cities. TWC also provides dedicated Internet access to businesses over its fiber network, offering symmetrical speeds up to 10 Gigabits per second (“Gbps”).

Network services.  TWC offers Ethernet-based network services that enable businesses to interconnect their geographically dispersed locations and local area networks (“LANs”) in a private network, with speeds up to 10 Gbps.

Wholesale transport services.  TWC offers wholesale transport services to wireless telephone providers for cell tower backhaul and to other service providers to connect customers that their own networks do not reach.

As of December 31, 2012, TWC served 460,000 business high-speed data services subscribers.

Video Services

TWC offers business customers a wide spectrum of video services, including a full range of video programming tiers and music services targeting businesses of different sizes and across key industries, such as hospitality, healthcare and education. As of December 31, 2012, TWC served 188,000 business video subscribers.

Voice Services

TWC offers business customers voice services that include both multi-line phone service and primary rate interface (“PRI”) trunk services.

Multi-line phone.  TWC’s multi-line business voice service, Business Class Phone, offers business customers a range of calling plan options along with key business features, such as call hunting, extensive call forwarding options, call restrictions and call transfer. TWC also provides a web-based customer portal, VoiceManager, which allows voice customers to customize and manage the associated service features.

PRI trunks.  TWC’s PRI trunk service, Business Class PRI, offers medium-sized and enterprise business customers a range of trunk packages with up to twenty-three simultaneous voice calls on each two-way trunk line and a set of voice usage plans. The VoiceManager customer portal is also provided to enable PRI customers to customize and manage the associated service features.

As of December 31, 2012, TWC served 224,000 business voice subscribers.

Managed and Outsourced IT Solutions and Cloud Services

TWC offers its data customers a number of managed and cloud services, including managed network security, static Internet Protocol (“IP”) addressing, domain name registration, online backup, hosted Microsoft Exchange and SharePoint and web hosting. TWC also provides a range of customized cloud, managed hosting, managed application and messaging solutions along with other related IT solutions and professional services for medium-sized and enterprise customers across a variety of industries.

Advertising

TWC earns revenue by selling video and online advertising inventory to local, regional and national customers. Under its video programming agreements, TWC typically receives an allocation of scheduled advertising time, generally two or three minutes per hour, into which its systems can insert commercials. TWC sells this inventory to advertisers, retaining a portion of it to promote its own products and services. TWC also sells the video and online advertising inventory of its owned and operated local news, sports and lifestyle channels, such as NY1 News, a 24-hour news channel focused on the New York metropolitan area, and its RR.com portal to local and regional advertisers. During the fourth quarter of 2012,

TWC also began selling advertising inventory on the Company’s two Los Angeles regional sports networks, Time Warner Cable SportsNet and Time Warner Cable Deportes, launched on October 1, 2012 that carry the Los Angeles Lakers’ basketball games and other sports programming (the “LA RSNs”). In addition, TWC continues to explore various means to deliver advanced advertising offerings and measurement data to video and high-speed data advertisers.

In many locations, TWC has formed advertising “interconnects” or entered into representation agreements with contiguous cable system operators under which TWC sells advertising on behalf of those operators. This enables TWC to deliver commercials across wider geographic areas, replicating the reach of the local broadcast stations as much as possible. TWC also sells advertising on behalf of Verizon FiOS and AT&T Inc. (“AT&T”) U-verse in a number of cities and online display advertising on behalf of several third parties. In addition, TWC, together with Comcast and Cox, owns National Cable Communications LLC (“National Cable Communications”), which, on behalf of a number of cable operators, sells advertising time to national and regional advertisers. Through National Cable Communications, TWC is a party to an agreement to sell certain DIRECTV Group Inc. (“DIRECTV”) advertising inventory.

Regional Sports and News Networks

On October 1, 2012, TWC launched the LA RSNs, one in English and one in Spanish, that carry the Los Angeles Lakers’ basketball games, the Los Angeles Galaxy Major League Soccer games and the Sparks women’s basketball games as well as other regional sports programming. TWC has a long-term agreement with the Los Angeles Lakers for rights to distribute all locally available pre-season, regular season and post-season Los Angeles Lakers’ games. As of December 31, 2012, the LA RSNs are distributed by the majority of major video distributors to approximately 8.6 million subscribers. TWC also manages 18 local news channels, including NY1 News, 13 local sports channels and seven local lifestyle channels, and it owns 26.8% of Sterling Entertainment Enterprises, LLC (doing business as SportsNet New York), a New York City-based regional sports network that carries New York Mets’ baseball games as well as other regional sports programming. In addition, in January 2013, TWC entered into a long-term affiliation agreement with American Media Productions, LLC (“American Media Productions”), which owns SportsNet LA, a regional sports network that will carry the Los Angeles Dodgers’ baseball games and other sports programming beginning with the 2014 baseball season. TWC also will act as the network’s exclusive advertising and affiliate sales agent and will have certain branding and programming rights with respect to the network. In addition, TWC will provide certain non-game production and technical services to American Media Productions. The arrangement with American Media Productions is subject to certain closing conditions.

Marketing and Sales

During 2012, TWC launched the “Enjoy Better” platform to market its services, which aims to remind current and potential customers that TWC makes enjoying the things they love better. The messaging is delivered via broadcast, TWC’s website, its cable systems, print, radio and other outlets, including outdoor advertising, direct mail, email, online advertising, local grassroots efforts and non-traditional media.

TWC also employs a wide range of direct channels to reach its customers, including outbound telemarketing, email marketing, door-to-door sales, online at www.twc.com and through third-party web partners, and in TWC and third-party retail stores, including Verizon Wireless retail stores. Beyond these channels, TWC uses social media applications, such as Facebook, to build awareness of its brand, products and services. In addition, TWC uses customer care channels and inbound call centers to sell additional services to existing customers, as well as new services to potential customers.

TWC targets products and services to specific groups of existing and potential customers. TWC offers SignatureHome, a product and service bundle targeting its higher-end demographic with a video, high-speed data and voice bundle that includes certain enhanced features. TWC also offers Time Warner Cable TV Essentials and Essentials Internet, video and high-speed data packages that appeal to budget-conscious customers. TWC uses product innovations, like its TWC TV apps, to differentiate TWC from its competitors and creative marketing campaigns to appeal to groups of customers. TWC plans to continue to tailor services by customer segment and market these services with a mix of targeted media and direct marketing efforts.

Customer Care

TWC is continually improving its installation and service processes, including shortened service windows and guaranteed on-time appointments. TWC, through its EZ Connects program, enables existing customers to self-install many of the Company’s services without the need for a service appointment. To provide customers with more service and response options, TWC has upgraded its call center platforms to allow customer calls to be routed more efficiently, and has invested in its interactive voice response system and a broad set of online self-help tools. The Company also continues to focus on improving reliability and the technical quality of its plant to avoid repeat trouble calls.

Technology

TWC’s cable systems employ a hybrid fiber coaxial cable, or “HFC,” network. TWC transmits signals on these systems via laser-fed fiber optic cable from origination points known as “headends” and “hubs” to a group of distribution “nodes.” TWC uses coaxial cable to deliver these signals from the individual nodes to the homes and businesses they serve. In many locations, TWC has extended fiber and coaxial cable from the individual nodes to its customer’s site to support business data, networking and wholesale transport services.

Historically, TWC has utilized local headends in each of its systems to receive, transcode and transmit video signals. TWC is transitioning from the use of local headends to two national centers. These national centers leverage TWC’s nationwide fiber backbone, which interconnects with TWC’s fiber-rich regional and metro rings, improving network efficiency and reliability throughout the Company’s systems. Also, during 2012, TWC launched its own content delivery network (“CDN”), which enables the Company to deliver managed IP video service to its customers without reliance on third parties.

TWC believes that its network architecture is sufficiently flexible and extensible to support its current requirements. However, TWC anticipates that it will need to continually use the bandwidth available to its systems more efficiently. To accommodate increasing demands for greater capacity in its network, TWC has deployed a technology known as switched digital video (“SDV”) in all of its service areas. SDV technology expands network capacity by transmitting on a given node certain digital and HD video channels only when they are being watched by one or more customers served by that node. Since it is generally the case that not all such channels are being watched at all times within any given group of customers, SDV technology frees up capacity that can then be made available for other uses, including additional HD channels, expanded VOD offerings, faster high-speed data connections, reliable voice quality and interactive services. TWC received an Emmy award in 2008 for its efforts in SDV technology development. In addition to its use of SDV technology, TWC expects that over the next several years it will continue to reclaim spectrum currently dedicated to the delivery of analog video signals, thereby freeing additional capacity for other uses.

Suppliers

TWC contracts with certain third parties for goods and services related to the delivery of its video, high-speed data and voice services.

Video programming.  TWC carries local broadcast stations pursuant to the compulsory copyright provisions of the Copyright Act of 1976, as amended, as well as under either the FCC “must carry” rules or a written retransmission consent agreement with the relevant station owner. TWC has multi-year retransmission consent agreements in place with most of the retransmission consent stations that it carries. For more information, see “—Regulatory Matters” below. Cable networks, including premium networks and related VOD content, are carried pursuant to affiliation agreements. TWC generally pays a monthly per subscriber fee for these cable services and for broadcast stations that elect retransmission consent. Payments to the providers of some premium networks may be based on a percentage of TWC’s gross receipts from subscriptions to the services. Generally, TWC obtains rights to carry VOD movies and events and to sell and/or rent online video programming via the RR Video Store through iN Demand L.L.C., a company in which TWC holds a minority interest. In some instances, TWC contracts directly with film studios for VOD carriage rights for movies. Such VOD content is generally provided to TWC under revenue-sharing arrangements.

Set-top boxes, program guides and network equipment.  TWC purchases set-top boxes and CableCARDs from a limited number of suppliers, including Cisco Systems, Inc. (“Cisco Systems”), Google Inc. (“Google”) (which acquired Motorola

Mobility Holdings, Inc. (“Motorola Mobility”) in May 2012 and has entered into an agreement to sell Motorola Mobility’s Home unit to ARRIS Group, Inc. (“ARRIS Group”)), and Samsung Electronics Co., Ltd. TWC rents these devices to subscribers at monthly rates. See “—Regulatory Matters” below. TWC purchases routers, switches and other network equipment from a variety of providers, the most significant of which are Cisco Systems and ARRIS Group. See “Risk Factors—Risks Related to Dependence on Third Parties—TWC may not be able to obtain necessary hardware, software and operational support.” In addition to the Open Cable Digital Navigator (“ODN”) and Mystro Digital Navigator (“MDN”) program guides developed by the Company, TWC provides certain of its subscribers with set-top box program guides from Rovi Corporation.

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

Voice services.  Under multi-year agreements between TWC and Sprint Nextel Corporation (“Sprint”), Sprint assists TWC in providing voice service by routing some of the Company’s voice traffic to and from destinations outside of TWC’s network via the public switched telephone network, delivering E911, operator and directory assistance services and assisting in order processing, local number portability and long-distance traffic carriage. In the fourth quarter of 2010, TWC began terminating these arrangements with Sprint and obtaining the required services from alternative providers at significantly lower costs. As of December 31, 2012, TWC had replaced Sprint with respect to nearly half of TWC’s voice lines. The Company expects to replace the majority of the remaining voice lines in the second half of 2013, with the process completed during the first quarter of 2014.

Competition

Residential Services

TWC faces intense competition for residential services customers from a variety of alternative communications, information and entertainment delivery sources. TWC competes with incumbent local telephone companies and other overbuilders across each of its primary residential services. Some of these competitors offer a broad range of services with features and functions comparable to those provided by TWC and in bundles similar to those offered by TWC, sometimes including wireless service.

Each of TWC’s residential services also faces competition from other companies that provide services on a stand-alone basis. TWC’s residential video service faces competition from direct broadcast satellite (“DBS”) services, including DIRECTV and DISH Network Corporation (“DISH Network”), and increasingly from companies that deliver content to consumers over the Internet and on mobile devices. TWC’s residential high-speed data and voice services face competition from wireless Internet and voice providers. TWC’s residential voice service also faces competition from “over-the-top” phone services and other alternatives, including texting, social networking, video conferencing and email. Additionally, technological advances and product innovations have increased and will likely continue to increase the number of alternatives available to TWC’s current and potential residential customers, further intensifying competition. See “Risk Factors—Risks Related to Competition.”

Principal Competitors

Incumbent local telephone companies.  TWC’s residential video, high-speed data and voice services face competition from the video, digital subscriber line (“DSL”), wireless broadband and wireline and wireless phone offerings of AT&T and Verizon. TWC estimates that AT&T and Verizon have upgraded their networks in approximately 26% and 12%, respectively, of TWC’s operating areas to carry two-way video, high-speed data and IP-based telephony services, each of which is similar to the corresponding residential service offered by TWC. Moreover, AT&T and Verizon aggressively market and sell bundles of video, high-speed data and voice services plus, in some cases, wireless services, and they market cross-platform features with their wireless services. In addition, both AT&T and Verizon have begun offering services that allow subscribers to view television programming and rent movies on mobile devices. TWC also faces competition in some areas from the DSL, wireless broadband and phone offerings of smaller incumbent local telephone companies, such as Frontier Communications Corporation, CenturyLink, Inc., Cincinnati Bell, Inc. and Windstream Corp.

Direct broadcast satellite.  TWC’s residential video service faces competition from DBS services, primarily DISH Network and DIRECTV. DISH Network and DIRECTV offer satellite-delivered pre-packaged programming services that can be received by relatively small and inexpensive receiving dishes. These providers offer aggressive promotional pricing, exclusive programming (e.g., NFL Sunday Ticket) and video services that are comparable in many respects to TWC’s residential video service, including its DVR service and some of its interactive programming features.

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

Cable overbuilders.  TWC operates its cable systems under non-exclusive franchises granted by state or local authorities. The existence of more than one cable system, including municipality-owned systems, operating in the same territory is referred to as an “overbuild.” In some of TWC’s operating areas, other operators have overbuilt TWC’s systems and offer video, high-speed data and/or voice services in competition with TWC. For example, in Kansas City, Kansas, TWC’s residential video and high-speed data services compete with Google’s recently launched video and broadband services, and Google may decide to launch similar video and broadband services in additional locations where TWC operates.

Other Competition and Competitive Factors

Aside from competing with the video, high-speed data and voice services offered by incumbent local telephone companies, DBS providers and cable overbuilders, each of TWC’s residential services also faces competition from other companies that provide services on a stand-alone basis.

Video competition.  TWC’s residential video service faces competition from a number of different sources, including companies that deliver movies, television shows and other video programming over broadband Internet connections, such as Hulu.com, Apple Inc.’s “iTunes,” Amazon.com, Inc.’s “Prime,” Netflix Inc.’s “Watch Instantly” and YouTube. Increasingly, content owners are utilizing Internet-based delivery of content directly to consumers, some without charging a fee for access to the content. Furthermore, due to consumer electronics innovations, consumers are able to watch such Internet-delivered content on television sets and mobile devices. TWC also competes with online order services with mail delivery and video stores.

Internet competition.  TWC’s residential high-speed data service faces competition from a variety of companies that offer other forms of online services, including wireless and satellite-based broadband services.

Voice competition.  TWC’s residential voice service competes with wireline, wireless and “over-the-top” phone providers. An increasing number of homes in the U.S. are replacing their traditional wireline telephone service with wireless phone service, a trend commonly referred to as “wireless substitution.” Wireless phone providers are encouraging this trend with aggressive marketing and the launch of wireless products targeted for home use. TWC also competes with “over-the-top” providers, such as Vonage, Skype, magicJack, Google Voice, and Ooma, Inc. and companies that sell phone cards at a cost per minute for both national and international service. In addition, TWC’s residential voice service competes with other forms of communication, such as text messaging on cellular phones, instant messaging, social networking services, video conferencing and email. The increase in wireless substitution, the number of different technologies capable of carrying voice services and the number of alternative communication options available to customers has intensified the competitive environment in which TWC operates its residential voice service.

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

Business Services

TWC competes across each of its business data and voice services with incumbent local exchange carriers (“ILECs”), including AT&T and Verizon, competitive local exchange carriers (“CLECs”) and interexchange carriers (“IXCs”). TWC’s cell tower backhaul service also faces competition from ILECs and CLECs, as well as other carriers, such as metro and regional fiber providers. TWC’s business video service faces competition from DBS providers. TWC also competes with cloud, hosting and related service providers and application-service providers.

Advertising

TWC faces intense competition in its advertising business across many different platforms and from a wide range of local and national competitors. Competition has increased and will likely continue to increase as new formats for advertising seek to attract the same advertisers. TWC competes for advertising revenue against, among others, local broadcast stations, national cable and broadcast networks, radio, newspapers, magazines and outdoor advertisers, as well as Internet companies.

Employees

As of December 31, 2012, TWC had approximately 51,000 employees, including approximately 750 part-time employees. Approximately 4.2% of TWC’s employees are represented by labor unions. TWC considers its relations with its employees to be good.

Regulatory Matters

TWC’s business is subject, in part, to regulation by the FCC, other federal agencies and most local and state governments where TWC has cable systems. Various legislative and regulatory proposals under consideration from time to time by the U.S. Congress (“Congress”) and various federal agencies have in the past materially affected TWC and may do so in the future.

The Communications Act of 1934, as amended (the “Communications Act”), and the regulations and policies of the FCC affect significant aspects of TWC’s operations, including video subscriber rates; carriage of broadcast television signals and cable programming, as well as the way TWC sells its program packages to subscribers; the use of cable systems by franchising authorities and other third parties; cable system ownership; the offering of data and voice services; and TWC’s use of utility poles and conduits.

The following is a summary of current significant federal, state and local laws and regulations affecting the growth and operation of TWC’s business.

Video Services

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

The FCC adopted rules, effective in June 2009, that required cable operators that offer at least some analog service (i.e., that are not operating “all-digital” systems) to provide subscribers down-converted analog versions of must-carry broadcast stations’ digital signals. In addition, must-carry stations broadcasting in HD format must be carried in HD on cable systems with greater than 552 MHz capacity; standard-definition signals must be carried in analog format (although TWC often also carries such signals in digital format). These rules were scheduled to terminate after three years and, in June 2012, the FCC released an order permitting the rules to expire on December 12, 2012. The National Association of Broadcasters appealed the FCC’s order to the U.S. Court of Appeals for the District of Columbia Circuit, which remains pending.

In March 2010, a coalition of fourteen public interest groups and multi-channel video programming distributors (“MVPDs”), including TWC, petitioned the FCC for reform of the retransmission consent rules. The petition stated that outdated retransmission consent rules allow broadcasters to threaten signal blackouts to force MVPDs to pay significant increases in retransmission consent fees to the detriment of MVPDs and consumers. Shortly thereafter, the FCC issued a Public Notice seeking comment on the petition and, in March 2011, the FCC initiated a rulemaking proceeding on retransmission consent. TWC is unable to predict what rules, if any, the FCC might adopt in connection with retransmission consent.

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

Subscriber rates.  The Communications Act and the FCC’s rules regulate rates for basic cable service and equipment in communities that are not subject to “effective competition,” as defined by federal law. Where there has been no finding by the FCC of effective competition, federal law authorizes franchising authorities to regulate the monthly rates charged by the operator for the minimum level of video programming service, referred to as basic service tier or BST, which generally includes broadcast television signals, satellite-delivered broadcast networks and superstations, local origination channels, a few specialty networks and public access, educational and government channels. This regulation also applies to the installation, sale and lease of equipment used by subscribers to receive basic service, such as set-top boxes and remote control units. As of December 31, 2012, the FCC has determined that approximately 70% of the communities TWC serves are subject to “effective competition.”

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

Pole attachment regulation.  The Communications Act requires that investor-owned utilities provide cable systems and telecommunications carriers with non-discriminatory access to any pole, conduit or right-of-way controlled by those utilities. The Communications Act permits the FCC to regulate the rates, terms and conditions imposed by these utilities for cable systems’ use of utility poles and conduit space. States are permitted to preempt FCC jurisdiction over pole attachments through certifying that they regulate the terms of attachments themselves. Many states in which TWC operates have done so. Rates for “cable” attachments and “telecommunications” attachments are calculated under different provisions of the Communications Act and rates for telecommunications attachments have historically been higher than the rates for cable attachments. In August 2009, a coalition of electric utility companies petitioned the FCC to declare that the pole attachment rate for cable companies’ Voice over Internal Protocol (“VoIP”) services should be assessed at the rate paid by telecommunications providers even if those services are not offered as telecommunications services. In June 2011, an FCC order that revised the formula for the telecommunications attachment rate, lowering it and bringing it as close as possible to the cable rate became effective. This Order is subject to Petitions for Reconsideration at the FCC and judicial appeal before the U.S. Court of Appeals for the District of Columbia Circuit. Finally, some of the poles TWC uses are exempt from federal or state regulation because they are owned by utility cooperatives and municipal entities. These entities may not renew TWC’s existing agreements when they expire, and they may require TWC to pay substantially increased fees. A number of these entities are currently seeking to impose substantial rate increases. For further discussion of pole attachment rates, see the discussion in “Risk Factors—Risks Related to Government Regulation—TWC may encounter substantially increased pole attachment costs.”

Set-top box regulation.  Certain regulatory requirements are applicable to set-top boxes and other equipment that can be used to receive digital video services. Currently, many cable subscribers rent from their cable operator a set-top box that performs both signal-reception functions and conditional-access security functions. The rental rates cable operators charge for this equipment are subject to rate regulation to the same extent as basic cable service. Under these regulations, cable operators are allowed to set equipment rates for set-top boxes, conditional-access security cards or CableCARDs and remote controls on the basis of actual capital costs, plus an annual after-tax rate of return of 11.25%, on the capital cost (net of depreciation). Regulations prohibit cable operators from placing into service new set-top boxes that have integrated security functions. DBS operators are not subject to this requirement.

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

In November 2009, in its National Broadband Plan proceeding, the FCC identified a set-top box “innovation gap” that it stated could hinder the convergence of video, TV and IP-based technology. In December 2009, the FCC launched two proceedings, seeking comment on improvements for CableCARDs and longer-term measures to encourage innovation in the market for navigation devices, such as requiring MVPDs and consumer electronics manufacturers to develop a universal “all-video” adapter. In October 2010, the FCC adopted an order to address CableCARD issues. The new rules included requirements that cable operators provide reasonable access to switched digital programming for retail one-way devices through a technology of the operator’s choice, provide credits to customers who use their own retail set-top boxes rather than renting and allow self-installation of CableCARDs. The order also granted relief to cable operators by eliminating the requirement for certain connectors on HD set-top boxes in favor of alternative outputs and allowing operators to deploy low-end HD set-top boxes that do not include CableCARDs. The deadline for implementation of the alternative outputs is June 2014. The universal “all-video” adapter notice of inquiry proceeding remains pending. If the FCC requires MVPDs to develop an “all-video” adapter, it may impede innovation in this area.

In 2012, TWC joined with 14 other MVPDs and device manufactures to launch a Set-Top Box Energy Conservation Agreement to continue to improve the energy efficiency of set-top boxes through 2017. Pursuant to the agreement, TWC has committed to having at least ninety percent of all new set-top boxes deployed starting in 2014 meet U.S. EPA ENERGY STAR 3.0 efficiency standards. The agreement provides detailed processes for verification of set-top box performance, annual public reporting on energy efficiency improvements and posting of power consumption information by each company for its customers.

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

Program carriage.  The Communications Act and the FCC’s “program carriage” rules restrict cable operators and MVPDs from unreasonably restraining the ability of an unaffiliated programming vendor to compete fairly by discriminating against the programming vendor on the basis of its non-affiliation in the selection, terms or conditions for carriage. In August 2011, the FCC issued an order, which, among other things, established rules regarding what a complaint must demonstrate to establish a prima facie case of a program carriage violation and established procedures for consideration by the FCC’s Media Bureau of a complainant’s request for a temporary standstill of the price, terms and other conditions of an existing programming contract pending the FCC’s resolution of a complaint proceeding. TWC and the National Cable and Telecommunications Association (“NCTA”) appealed the FCC’s order to the U.S. Court of Appeals for the Second Circuit, which remains pending. The August 2011 order also contained a notice of proposed rulemaking that sought comment on several procedural and substantive program carriage issues. The rulemaking proceeding remains pending before the FCC.

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

Franchise agreements typically require payment of franchise fees and contain regulatory provisions addressing, among other things, upgrades, service quality, cable service to schools and other public institutions, insurance and indemnity bonds. The terms and conditions of cable franchises vary from jurisdiction to jurisdiction. The Communications Act provides protections against many unreasonable terms. In particular, the Communications Act imposes a ceiling on franchise fees of five percent of revenue derived from cable service. TWC generally passes the franchise fee on to its subscribers, listing it as a separate item on the bill.

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

At the state level, several states have enacted statutes intended to streamline entry by additional video competitors, some of which provide more favorable treatment to new entrants than to existing providers. Similar bills are pending or may be enacted in additional states. Despite TWC’s efforts and the protections of federal law, it is possible that some of TWC’s franchises may not be renewed, and TWC may be required to make significant additional investments in its cable systems in response to requirements imposed in the course of the franchise renewal process.

High-speed Internet Access Services

TWC provides high-speed Internet access services over its existing cable facilities. In 2002, the FCC determined that cable-provided high-speed Internet access service is an interstate “information service” rather than a “cable service” or a “telecommunications service,” as those terms are defined in the Communications Act. That determination was sustained by the U.S. Supreme Court. The “information service” classification means that the service is not subject to regulation as either a cable service or a telecommunications service under federal, state or local law, and any FCC regulation must be done pursuant to Title I of the Communications Act. Nonetheless, TWC’s high-speed Internet access service is subject to a number of regulatory requirements, including the Communications Assistance for Law Enforcement Act (“CALEA”), which requires that high-speed data providers implement certain network capabilities to assist law enforcement agencies in conducting surveillance of criminal suspects.

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

Following its adoption of a Net Neutrality Policy Statement in 2005, the FCC opened two separate proceedings to consider potential Net Neutrality regulation. One proceeding proposed “Open Internet” rules building on the 2005 Policy Statement that would be applicable to all broadband Internet access providers. The second proceeding explored a Title II telecommunications service classification with respect to the transmission portion of broadband Internet access service. In December 2010, the FCC adopted an Open Internet Order pursuant to its authority under Title I of the Communications Act imposing net neutrality obligations on broadband Internet access providers, including TWC. While the Order specifically indicates that the FCC pursued the exercise of Title I jurisdiction in lieu of a Title II reclassification approach, the proceeding addressing a Title II reclassification nevertheless remains pending.

The Open Internet rules, which became effective in November 2011, are based on three basic principles: transparency, no blocking and no unreasonable discrimination, and are applicable to fixed and wireless broadband Internet access providers to different extents. Under the rules, fixed and wireless broadband Internet access providers are required to make their practices transparent at the point-of-sale and publically available thereafter to both consumers and providers of Internet content, services, applications and devices via their website or some other method. In addition, subject to “reasonable network management,” fixed broadband Internet access providers are prohibited from blocking lawful content, applications, services and non-harmful devices, and from engaging in unreasonable discrimination in transmitting lawful traffic. The new rules specifically do not apply to “managed” or “specialized” services that share the same network infrastructure as broadband Internet access services, although the Order indicates that the FCC intends to observe market developments in this area and may take further regulatory action if it believes it is warranted. The rules are currently under appeal by multiple parties before the U.S. Court of Appeals for the District of Columbia Circuit, with proponents arguing the rules did not go far enough and opponents arguing the FCC had no jurisdiction to impose rules.

For further discussion of “net neutrality” and its impact on TWC, see the discussion in “Risk Factors—Risks Related to Government Regulation—‘Net neutrality’ legislation or regulation could limit TWC’s ability to operate its business profitably and to manage its broadband facilities efficiently.”

Voice Services

TWC currently offers residential and business voice services using VoIP technology. The FCC has declined to classify VoIP services as regulated telecommunications services or Title I information services, but has afforded VoIP providers the flexibility to offer their services pursuant to either category. Traditional providers of circuit-switched telephone services and VoIP providers that offer their services as a telecommunications service generally are subject to significant regulation. In February 2004, the FCC opened a broad-based rulemaking proceeding to consider whether to subject interconnected VoIP services to all the same regulations that apply to traditional voice services provided by incumbent telephone companies.

While that rulemaking remains pending, the FCC has extended a number of traditional telephone carrier regulations to all interconnected VoIP providers, including requiring them to: provide E911 capabilities as a standard feature to their subscribers; comply with the requirements of CALEA to assist law enforcement investigations in providing, after a lawful request, call content and call identification information; contribute to the USF; pay regulatory fees; comply with subscriber privacy rules; provide access to their services to persons with disabilities; comply with service discontinuance requirements and local number portability (“LNP”) rules when subscribers change telephone providers, and report certain service outages. In addition, certain states have sought to impose state regulation on interconnected VoIP providers such as TWC.

TWC has begun to submit to state telephone regulation and to be classified as a telecommunications carrier in certain states in connection with its plan to provide discounted Lifeline telephone services to low-income customers. In order to participate in the Lifeline program and receive reimbursement from the federal and, if applicable, state USFs, voice providers must be designated as “Eligible Telecommunications Carriers.” Therefore, in the states in which TWC intends to deploy

Lifeline telephone services, TWC will be regulated as a telecommunications carrier and will be subject to Eligible Telecommunications Carrier requirements. This will place additional operational, regulatory and administrative burdens on TWC’s business and could expose TWC to additional regulatory risk in connection with its compliance with state and federal regulation.

In connection with TWC’s efforts to obtain the interconnection necessary to provide its voice services, some small incumbent telephone companies (“RLECs”) have resisted interconnecting directly with TWC under various legal theories. TWC has been involved in extensive litigation before various state utility commissions, the FCC and several federal courts and, as a result, it continues to be unable to deploy its voice service in a limited number of rural markets.

In November 2011, in its proceeding considering comprehensive intercarrier compensation reform, including the appropriate compensation regime applicable to interconnected VoIP traffic over the public switched telephone network (“PSTN”), the FCC released an Order adopting rules providing greater clarity regarding the compensation rights and obligations of carriers that originate or terminate VoIP traffic, making clear that origination and termination charges may be imposed when an entity uses IP facilities to transmit traffic to or from a party’s premises and establishing default rates for such traffic. At the same time, these rules reduced the amount of intercarrier compensation that providers such as TWC could collect from long distance carriers terminating calls to customers. In addition, the FCC issued a Further Notice of Proposed Rulemaking seeking to adopt rules to govern IP-to-IP interconnection for voice services and indicating that carriers should negotiate such agreements in good faith during the pendency of such proceeding. In November 2012, AT&T filed a petition with the FCC asking it to commence a proceeding to address the transition of the circuit-switched PSTN to an all IP network, including IP interconnection. The FCC is seeking comment on the petition as well as a related petition filed in November 2012 by representatives of RLECs seeking USF funding for IP interconnection. It is unclear whether and when the FCC or Congress will adopt further rules relating to IP interconnection or other regulation for IP voice services and how such rules would affect TWC’s interconnected VoIP service.

Commercial Networking and Transport Services

Entities providing point-to-point and other transport services generally are subject to various kinds of regulation. In particular, in connection with intrastate transport services, state regulatory authorities require such providers to obtain and maintain certificates of public convenience and necessity and to file tariffs setting forth the service’s rates, terms, and conditions and to have just, reasonable, and non-discriminatory rates, terms and conditions. Interstate transport services are governed by similar federal regulations. In addition, providers generally may not transfer assets or ownership without receiving approval from or providing notice to state and federal authorities. Finally, providers of point-to-point and similar transport services are required to contribute to various state and federal regulatory funds, including state universal funds and the USF.

Privacy and Security Regulation

Federal, state and local laws, regulations and ordinances impose requirements on how the Company handles personally identifiable and other information relating to consumers. Certain of these requirements are industry specific and regulate TWC because it is a cable operator, a telecommunications provider and the operator of websites and mobile applications. Other requirements apply generally to all companies that hold consumer data or market to consumers using email or the telephone, including state data breach notification statutes.

Other Federal Regulatory Requirements

Federal law also includes numerous other requirements applicable to some extent, to one or more of TWC’s services. These provisions apply to customer service, use of credit reports, subscriber privacy, marketing practices, equal employment opportunity, technical standards and equipment compatibility, antenna structure notification, marking, lighting, emergency alert system requirements, disability access, loudness of commercial advertisements and the collection of annual regulatory fees, which are calculated based on the number of subscribers served, the types of FCC licenses held and certain interstate revenue thresholds. The FCC also actively regulates other aspects of TWC’s video services, including the mandatory blackout of syndicated, network and sports programming; customer service standards; political advertising; indecent or obscene programming; Emergency Alert System requirements for analog and digital services; closed captioning and video description requirements for the hearing impaired; commercial restrictions on children’s programming; recordkeeping and public file access requirements; and technical rules relating to operation of the cable network.

Internal Reorganization

On September 30, 2012, the Company and certain of its subsidiaries completed an internal reorganization to simplify its organizational structure. As part of this reorganization, on September 30, 2012, Time Warner Entertainment Company, L.P. (“TWE”), a Delaware limited partnership and an indirect 100% owned subsidiary of the Company, merged with and into Time Warner Cable Enterprises LLC (“TWCE”), a Delaware limited liability company and an indirect 100% owned subsidiary of the Company, with TWCE as the surviving entity. TWE was originally formed by affiliates of Time Warner Inc. (“Time Warner”) in 1992 to hold its interests in cable systems, cable networks and filmed entertainment. Through a series of restructurings, the non-cable businesses, including the networks and filmed entertainment businesses and associated liabilities, were transferred to affiliates of Time Warner.

TWE-A/N Partnership

Time Warner Entertainment-Advance/Newhouse Partnership (“TWE-A/N”) is a partnership that was formed in 1995 between TWE and Advance/Newhouse Partnership (“A/N”), a partnership owned by 100% owned subsidiaries of Advance Publications and Newhouse Broadcasting Corporation. In connection with the Company’s September 30, 2012 internal reorganization, among other things, TWCE acquired TWE’s and Time Warner NY Cable LLC’s (“TW NY Cable”) general and preferred partnership interests in TWE-A/N. The general partnership interests in TWE-A/N are held by TWCE (the “TW Partner”) and A/N. The TW Partner also holds preferred partnership interests.

2002 restructuring of TWE-A/N.  TWE-A/N was restructured in 2002. As a result of this restructuring, cable systems and their related assets and liabilities serving approximately 2.1 million video subscribers as of December 31, 2002 located primarily in Florida (the “A/N Systems”), were transferred to a 100% owned subsidiary of TWE-A/N (the “A/N Subsidiary”). As part of the restructuring, effective August 1, 2002, A/N’s interest in TWE-A/N was converted into an interest that tracks the economic performance of the A/N Systems, while the TW Partner retains the economic interests and associated liabilities in the remaining TWE-A/N cable systems. TWE-A/N’s financial results, other than the results of the A/N Systems, are consolidated with TWC’s.

Management and operations of TWE-A/N.  Subject to certain limited exceptions, TWCE is the managing partner, with exclusive management rights of TWE-A/N, other than with respect to the A/N Systems. Also, subject to certain limited exceptions, A/N has authority for the supervision of the day-to-day operations of the A/N Subsidiary and the A/N Systems. In connection with the 2002 restructuring, TWE entered into a services agreement with A/N and the A/N Subsidiary under which TWE agreed to exercise various management functions, including oversight of programming and various engineering-related matters. TWE and A/N also agreed to periodically discuss cooperation with respect to new product development. Following the September 30, 2012 internal reorganization, TWCE performs these functions pursuant to the services agreement. TWC receives a fee for providing the A/N Subsidiary with high-speed data services and the management functions noted above.

Restrictions on transfer—TW Partner.  The TW Partner is generally permitted to directly or indirectly dispose of its entire partnership interest at any time to a 100% owned affiliate of TWCE. In addition, the TW Partner is also permitted to transfer its partnership interests through a pledge to secure a loan, or a liquidation of TWCE in which TWC, or its affiliates, receives a majority of the interests of TWE-A/N held by the TW Partner. TWCE is allowed to issue additional partnership interests in TWCE so long as TWC continues to own, directly or indirectly, either 35% or 43.75% of the residual equity capital of TWCE, depending on when the issuance occurs.

Restrictions on transfer—A/N Partner.  A/N is generally permitted to directly or indirectly transfer its entire partnership interest at any time to certain members of the Newhouse family or specified affiliates of A/N. A/N is also permitted to dispose of its partnership interest through a pledge to secure a loan and in connection with specified restructurings of A/N.

Restructuring rights of the partners.  TWCE and A/N each has the right to cause TWE-A/N to be restructured at any time upon 12 months’ notice. Upon a restructuring, TWE-A/N is required to distribute the A/N Subsidiary with all of the A/N Systems to A/N in complete redemption of A/N’s interests in TWE-A/N, and A/N is required to assume all liabilities of the A/N Subsidiary and the A/N Systems. To date, neither TWCE nor A/N has delivered notice of the intent to cause a restructuring of TWE-A/N.

TWCE’s regular right of first offer.  Subject to exceptions, A/N and its affiliates are obligated to grant TWCE a right of first offer prior to any sale of assets of the A/N Systems to a third party.

TWCE’s special right of first offer. Within a specified time period following the first, seventh, thirteenth and nineteenth anniversaries of the deaths of two specified members of the Newhouse family (whose deaths have not yet occurred), A/N has the right to deliver notice to TWCE stating that it wishes to transfer some or all of the assets of the A/N Systems, thereby granting TWCE the right of first offer to purchase the specified assets. Following delivery of this notice, an appraiser will determine the value of the assets proposed to be transferred. Once the value of the assets has been determined, A/N has the right to terminate its offer to sell the specified assets. If A/N does not terminate its offer, TWCE will have the right to purchase the specified assets at a price equal to the value of the specified assets determined by the appraiser. If TWCE does not exercise its right to purchase the specified assets, A/N has the right to sell the specified assets to an unrelated third party within 180 days on substantially the same terms as were available to TWCE.

Item 1A. Risk Factors.

Risks Related to Competition

TWC faces a wide range of competition, and its business and financial results could be adversely affected if it does not compete effectively.

TWC’s industry is, and will continue to be, highly competitive. Some of TWC’s principal residential services competitors (telephone companies, in particular) offer services that provide features and functions comparable to the residential video, high-speed data and/or voice services that TWC offers, and they offer them in bundles similar to TWC’s. In a number of TWC’s operating areas, AT&T and Verizon have upgraded their networks to carry two-way video, high-speed data with substantial bandwidth and IP-based telephony services, which they market and sell in bundles, in some cases, along with their wireless services. In addition, in some of TWC’s operating areas, other operators have overbuilt TWC’s systems and offer video, high-speed data and/or voice services in competition with TWC.

In addition, each of TWC’s residential services faces competition from other companies that provide services on a stand-alone basis. TWC’s residential video service faces competition from DBS providers that try to distinguish their services from TWC’s by offering aggressive promotional pricing, exclusive programming, and/or assertions of superior service or offerings. Increasingly, TWC’s residential video service also faces competition from companies that deliver content to consumers over the Internet and on mobile devices, some without charging a fee for access to the content. This trend could negatively impact customer demand for TWC’s residential video service. TWC’s residential high-speed data and voice services also face competition from wireless Internet and voice providers, and TWC’s residential voice service faces competition from “over-the-top” phone service and other communication alternatives, including texting, social networking, video conferencing and email.

TWC also competes across each of its business data and voice services with ILECs, CLECs and IXCs. TWC’s cell tower backhaul service faces competition from ILECs and CLECs, as well as other carriers, such as metro and regional fiber providers. TWC’s business video service faces competition from DBS providers. TWC also competes with cloud, hosting and related service providers and application-service providers.

In advertising, TWC faces intense competition for advertising revenue across many different platforms and from a wide range of local and national competitors. Competition has increased and will likely continue to increase as new formats for advertising seek to attract the same advertisers. TWC competes for advertising revenue against, among others, local broadcast stations, national cable and broadcast networks, radio, newspapers, magazines and outdoor advertisers, as well as Internet companies.

Any inability to compete effectively or an increase in competition could have an adverse effect on TWC’s financial results and return on capital expenditures due to possible increases in the cost of gaining and retaining subscribers and lower per subscriber revenue, could slow or cause a decline in TWC’s growth rates, and reduce TWC’s revenue. As TWC expands and introduces new and enhanced services, TWC may be subject to competition from other providers of those services. TWC cannot predict the extent to which this competition will affect its future business and financial results or return on capital expenditures.

Future advances in technology, as well as changes in the marketplace, in the economy and in the regulatory and legislative environments, may result in changes to the competitive landscape. For additional information, see “—Risks Related to Government Regulation,” “Business—Competition” and “—Regulatory Matters.”

TWC faces risks relating to competition for the leisure and entertainment time and discretionary spending of audiences, which has intensified in part due to advances in technology and changes in consumer expectations and behavior.

In addition to the various competitive factors discussed above, TWC’s business is subject to risks relating to increasing competition for the leisure and entertainment time and discretionary spending of consumers. TWC’s business competes with all other sources of entertainment and information delivery. Technological advancements, such as new video formats and Internet streaming and downloading on televisions, computers and mobile devices, many of which have been beneficial to TWC’s business, have nonetheless increased the number of entertainment and information delivery choices available to consumers and intensified the challenges posed by audience fragmentation. Furthermore, due to consumer electronics innovations, consumers are more readily able to watch Internet-delivered content on television sets and mobile devices. The increasing number of choices available to audiences, including low-cost or free choices, could negatively impact not only consumer demand for TWC’s products and services, but also advertisers’ willingness to purchase advertising from TWC. TWC’s failure to effectively anticipate or adapt to new technologies and changes in consumer expectations and behavior could significantly adversely affect TWC’s competitive position and its business and results of operations.

Risks Related to TWC’s Operations

A prolonged economic downturn, especially a continued downturn in the housing market, may negatively impact TWC’s ability to attract new subscribers and generate increased revenue.

The U.S. economy has experienced a protracted slowdown, and the future economic environment may continue to be challenging. A continuation or further weakening of these economic conditions could lead to further reductions in consumer demand for the Company’s services, especially premium and On-Demand services and DVRs, and a continued increase in the number of homes that replace their video service with Internet-delivered and/or over-air content, which would negatively impact TWC’s ability to attract customers, increase rates and maintain or increase revenue. In addition, providing video services is an established and highly penetrated business. TWC’s ability to gain new video subscribers is dependent to a large extent on growth in occupied housing in TWC’s service areas, which is influenced by both national and local economic conditions. In the absence of renewed growth in the number of occupied homes in TWC’s operating areas, TWC’s ability to gain new video subscribers may be negatively impacted.

TWC’s business is characterized by rapid technological change, and if TWC does not respond appropriately to technological changes and changes in consumer expectations and behavior, its competitive position may be harmed.

TWC operates in a highly competitive, consumer-driven and rapidly changing environment. Its success is, to a large extent, dependent on its ability to acquire, develop, adopt, upgrade and exploit new and existing technologies to address consumers’ changing demands and distinguish its services from those of its competitors. TWC may not be able to accurately predict technological trends or the success of new products and services. If TWC chooses technologies or equipment that are less effective, cost-efficient or attractive to its customers than those chosen by its competitors, or if TWC offers services that fail to appeal to consumers, are not available at competitive prices or that do not function as expected, TWC’s competitive position could deteriorate, and TWC’s business and financial results could suffer.

The ability of TWC’s competitors to introduce new technologies, products and services more quickly than TWC may adversely affect TWC’s competitive position. Furthermore, advances in technology, decreases in the cost of existing technologies or changes in competitors’ product and service offerings may require TWC in the future to make additional research and development expenditures or to offer at no additional charge or at a lower price certain products and services TWC currently offers to customers separately or at a premium. In addition, the uncertainty of the Company’s ability and the costs to obtain intellectual property rights from third parties could impact TWC’s ability to respond to technological advances in a timely and effective manner.

Regulation may limit TWC’s ability to make required investments or adopt business models that are needed to continue to provide robust high-speed data service.

The rising popularity of bandwidth-intensive Internet-based services has increased the demand for and usage of TWC’s high-speed data service. Examples of such services include the delivery of video via streaming technology and by download, peer-to-peer file sharing services and gaming services. As demand continues to grow, TWC will need flexibility to develop pricing and business models that will allow it to respond to such changing consumer uses and demands and, if necessary, to invest more capital than currently expected to increase the bandwidth capacity of its systems. TWC’s ability to do these things could be restricted by legislative or regulatory efforts to impose so-called “net neutrality” requirements on cable operators or by how existing net neutrality rules may be interpreted and enforced in the future. See “—Risks Related to Government Regulation—‘Net neutrality’ legislation or regulation could limit TWC’s ability to operate its business profitably and to manage its broadband facilities efficiently.”

TWC relies on network and information systems and other technology, and a disruption or failure of such networks, systems or technology as a result of computer viruses, “cyber attacks,” misappropriation of data or other malfeasance, as well as outages, natural disasters, terrorist attacks, accidental releases of information or similar events, may disrupt TWC’s business.

Because network and information systems and other technologies are critical to TWC’s operating activities, network or information system shutdowns or other service disruptions caused by events such as computer hacking, dissemination of computer viruses, worms and other destructive or disruptive software, “cyber attacks,” process breakdowns, denial of service attacks and other malicious activity pose increasing risks. Both unsuccessful and successful “cyber attacks” on companies have continued to increase in frequency, scope and potential harm in recent years and, because the techniques used in such attacks have become more sophisticated and change frequently, TWC may be unable to anticipate these techniques or implement adequate preventative measures. TWC’s network and information systems are also vulnerable to damage or interruption from power outages, natural disasters, terrorist attacks and similar events. Any of these events could have an adverse impact on TWC and its customers, including degradation of service, service disruption, excessive call volume to call centers and damage to TWC’s plant, equipment, data and reputation. Such an event also could result in large expenditures necessary to repair or replace such networks or information systems or to protect them from similar events in the future. Significant incidents could result in a disruption of TWC’s operations, customer dissatisfaction, or a loss of customers or revenue. While from time to time attempts are made to access TWC’s network, these attempts have not resulted in any material degradation or disruption to the Company’s network and information systems.

Furthermore, TWC’s operating activities could be subject to risks caused by misappropriation, misuse, leakage, falsification or accidental release or loss of information maintained in the information technology systems and networks of TWC and third-party vendors, including customer, personnel and vendor data. As a result of the increasing awareness concerning the importance of safeguarding personal information, the potential misuse of such information and legislation that has been adopted or is being considered regarding the protection, privacy and security of personal information, information-related risks are increasing, particularly for businesses like TWC’s that handle a large amount of personal customer data. TWC could be exposed to significant costs if such risks were to materialize, and such events could damage the reputation and credibility of TWC and its business and have a negative impact on its revenue. TWC also could be required to expend significant capital and other resources to remedy any such security breach.

TWC’s business may be adversely affected if TWC cannot continue to license or enforce the intellectual property rights on which its business depends.

TWC relies on patent, copyright, trademark and trade secret laws and licenses and other agreements with its employees, customers, suppliers and other parties to establish and maintain its intellectual property rights in technology and the products and services used in TWC’s operations. However, any of TWC’s intellectual property rights could be challenged or invalidated, or such intellectual property rights may not be sufficient to permit TWC to take advantage of current industry trends or otherwise to provide competitive advantages, which could result in costly redesign efforts, discontinuance of certain product or service offerings or other competitive harm. Claims of intellectual property infringement could require TWC to enter into royalty or licensing agreements on unfavorable terms, incur substantial monetary liability or be enjoined preliminarily or permanently from further use of the intellectual property in question, which could require TWC to change its business practices or offerings and limit its ability to compete effectively. Even claims without merit can be time-consuming and costly to defend and may divert management’s attention and resources away from TWC’s businesses. In recent years, the number of intellectual property infringement claims has been increasing in the communications and entertainment industries, and, with increasing frequency, TWC is party to litigation alleging that certain of its services or technologies infringe the intellectual property rights of others. Also, because of the rapid pace of technological change, TWC relies on technologies developed or licensed by third parties, and TWC may not be able to obtain or continue to obtain licenses from these third parties on reasonable terms, if at all.

The accounting treatment of goodwill and other identified intangibles could result in future asset impairments, which would be recorded as operating losses.

Authoritative guidance issued by the Financial Accounting Standards Board (“FASB”) requires that goodwill, including the goodwill included in the carrying value of investments accounted for using the equity method of accounting, and other intangible assets deemed to have indefinite useful lives, such as cable franchise rights, cease to be amortized. The guidance requires that goodwill and certain intangible assets be tested annually for impairment or upon the occurrence of a triggering event. Under the accounting rules, the Company may elect to perform a qualitative assessment to determine if an impairment is more likely than not to have occurred. If an impairment is more likely than not to have occurred, a quantitative assessment is required. If the quantitative assessment determines that the carrying value of goodwill or a certain intangible asset exceeds its estimated fair value, an impairment charge is recognized in an amount equal to that excess. Any such impairment is required to be recorded as a noncash operating loss.

TWC’s 2012 annual impairment analysis, which was a qualitative assessment performed as of July 1, 2012, did not result in any goodwill or cable franchise rights impairment charges. However, it is possible that impairment charges may be recorded in the future to reflect potential declines in fair value. See “Management’s Discussion and Analysis of Results of Operations and Financial Condition—Critical Accounting Policies and Estimates—Fair Value Estimates—Indefinite-lived Intangible Assets and Goodwill.”

TWC has incurred substantial debt, which may limit its flexibility and prevent it from taking advantage of business opportunities.

As of December 31, 2012, TWC had $23.535 billion of net debt and mandatorily redeemable preferred equity. This level of indebtedness may limit TWC’s ability to respond to market conditions, provide for capital investment needs or take advantage of business opportunities. In addition, TWC’s borrowing costs may be affected by debt ratings assigned by independent ratings agencies that are based, in significant part, on TWC’s leverage and its performance as measured by customary credit metrics. A decrease in these ratings would likely increase TWC’s cost of borrowing and make it more difficult for TWC to obtain financing.

Risks Related to Dependence on Third Parties

Increases in programming and retransmission costs or the inability to obtain popular programming could adversely affect TWC’s operations, business or financial results.

Video programming and retransmission costs represent a major component of TWC’s expenses and are expected to continue to do so primarily due to the increasing cost of obtaining desirable programming, particularly broadcast and sports programming. TWC’s video programming costs as a percentage of video revenue have increased over recent years and will continue to increase over the next coming years as cable programming and broadcast station retransmission consent cost increases outpace growth in video revenue. Furthermore, providers of desirable content may be unwilling to enter into distribution arrangements with TWC on acceptable terms and owners of non-broadcast video programming content may enter into exclusive distribution arrangements with TWC’s competitors. TWC’s failure to carry programming that is attractive to TWC’s subscribers could adversely impact revenue.

TWC may not be able to obtain necessary hardware, software and operational support.

TWC depends on third-party suppliers and licensors to supply some of the hardware, software and operational support necessary to provide some of TWC’s services. Some of these vendors represent TWC’s sole source of supply or have, either through contract or as a result of intellectual property rights, a position of some exclusivity. If demand exceeds these vendors’ capacity, they experience operating or financial difficulties, they significantly increase the amount TWC pays for necessary products or services, or they cease production of any necessary product due to lack of demand, profitability, being acquired by another company or otherwise, TWC’s ability to provide some services may be materially adversely affected. Any of these events could materially and adversely affect TWC’s ability to retain and attract subscribers and have a material negative impact on TWC’s operations, business, financial results and financial condition.

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

The Communications Act and the FCC’s “program carriage” rules restrict cable operators and MVPDs from unreasonably restraining the ability of an unaffiliated programming vendor to compete fairly by discriminating against the programming vendor on the basis of its non-affiliation in the selection, terms or conditions for carriage. In August 2011, the FCC issued a program carriage order and further notice of proposed rulemaking, which TWC and the NCTA appealed to the U.S. Court of Appeals for the Second Circuit. Under a successful program carriage complaint, TWC might be compelled to carry programming services it would not otherwise carry and/or to do so on economic and other terms that it would not accept absent such compulsion. See “Business—Regulatory Matters—Video Services—Program carriage.” Compelled government carriage could reduce TWC’s ability to carry other, more desirable programming and non-video services, decrease its ability to manage its bandwidth efficiently and increase TWC’s costs, adversely affecting TWC’s competitive position.

“Net neutrality” legislation or regulation could limit TWC’s ability to operate its business profitably and to manage its broadband facilities efficiently.

The FCC’s rules under its Open Internet Order imposing net neutrality obligations on broadband Internet access providers are based on principles of transparency, no blocking and no unreasonable discrimination and are applicable to fixed and wireless broadband Internet access providers to different extents. Under these new rules, fixed and wireless broadband Internet access providers, including TWC, are required to make their practices transparent to both consumers and providers of Internet content, services, applications and devices on both the website and at the point-of-sale. In addition, subject to “reasonable network management,” fixed broadband Internet access providers, including TWC, are prohibited from blocking lawful content, applications, services and non-harmful devices, and from engaging in unreasonable discrimination in transmitting lawful traffic.

In order to continue to provide quality high-speed data service at attractive prices and to offer new services, TWC needs the continued flexibility to develop and refine business models that respond to changing consumer uses and demands, to manage bandwidth usage efficiently and to continue to invest in its systems. It remains unclear how the FCC’s net neutrality regulations will be implemented and how “reasonable network management” will be determined. These regulations could adversely impact TWC’s ability to operate its high-speed data network profitably and to undertake the upgrades and put into operation management practices that may be needed to continue to provide high quality high-speed data services and new services and could negatively impact its ability to compete effectively. For a description of the obligations that became effective in 2011, see “Business—Regulatory Matters—High-speed Internet Access Services—‘Net neutrality’ legislative proposals and regulations.”

Rate regulation could materially adversely impact TWC’s operations, business, financial results or financial condition.

Under current FCC regulations, rates for BST video service and associated equipment are permitted to be regulated. In approximately 70% of the communities it serves, TWC is not subject to BST video rate regulation, either because the local franchising authority has not asked the FCC for permission to regulate rates or because the FCC has found that there is “effective competition.” Also, there is currently no rate regulation for TWC’s other services, including high-speed data and voice services. It is possible, however, that the FCC or Congress will adopt more extensive rate regulation for TWC’s video services or regulate the rates of other services, such as high-speed data and voice services, which could impede TWC’s ability to raise rates, or require rate reductions, and therefore could cause TWC’s business, financial results or financial condition to suffer.

TWC may encounter substantially increased pole attachment costs.

Under federal law, TWC has the right to attach cables carrying video and other services to telephone and similar poles of investor-owned utilities at regulated rates. However, because these cables may carry services other than video services, such as high-speed data services or new forms of voice services, some utility pole owners have sought to impose additional fees for pole attachment. Effective in June 2011, the FCC adopted an Order that revised the formula for calculating the telecommunications attachment rate to lower it and bring it as close as possible to the video rate. Many utilities seek to impose the telecommunications rate on TWC when it carries services other than video services over its attachments. This Order is subject to Petitions for Reconsideration at the FCC and to judicial appeal before the U.S. Circuit Court of Appeals for the District of Columbia. Moreover, the appropriate method for calculating pole attachment rates for cable operators that provide VoIP services remains unclear, and an August 2009 petition from a coalition of electric utility companies asking the FCC to declare that the pole attachment rate for cable companies’ digital telephone service should be assessed at the telecommunications service rate is still pending.

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

The IRS (as defined below) and state and local tax authorities may challenge the tax characterizations of the Adelphia Acquisition, the Redemptions and the Exchange (each as defined below), or TWC’s related valuations, and any successful challenge by the IRS or state or local tax authorities could materially adversely affect TWC’s tax profile, significantly increase TWC’s future cash tax payments and significantly reduce TWC’s future earnings and cash flow.

The 2006 acquisition by TW NY Cable and Comcast of assets comprising in aggregate substantially all of the cable assets of Adelphia Communications Corporation (the “Adelphia Acquisition”) was designed to be a fully taxable asset sale, the redemption by TWC of Comcast’s interests in TWC (the “TWC Redemption”) was designed to qualify as a tax-free split-off under section 355 of the Internal Revenue Code of 1986, as amended (the “Tax Code”), the redemption by TWE of Comcast’s interests in TWE (the “TWE Redemption” and collectively with the TWC Redemption, the “Redemptions”) was designed as a redemption of Comcast’s partnership interest in TWE, and the exchange between TW NY Cable and Comcast immediately after the Adelphia Acquisition (the “Exchange”) was designed as an exchange of designated cable systems. There can be no assurance, however, that the Internal Revenue Service (the “IRS”) or state or local tax authorities (collectively with the IRS, the “Tax Authorities”) will not challenge one or more of such characterizations or TWC’s related valuations. Such a successful challenge by the Tax Authorities could materially adversely affect TWC’s tax profile (including TWC’s ability to recognize the intended tax benefits from these transactions), significantly increase TWC’s future cash tax payments and significantly reduce TWC’s future earnings and cash flow. The tax consequences of the Adelphia Acquisition, the Redemptions and the Exchange are complex and, in many cases, subject to significant uncertainties, including, but not limited to, uncertainties regarding the application of federal, state and local income tax laws to various transactions and events contemplated therein and regarding matters relating to valuation.

If the Separation Transactions (as defined below), including the Distribution (as defined below), do not qualify as tax-free, either as a result of actions taken or not taken by TWC or as a result of the failure of certain representations by TWC to be true, TWC has agreed to indemnify Time Warner for its taxes resulting from such disqualification, which would be significant.

As part of TWC’s separation from Time Warner in March 2009 (the “Separation”), Time Warner received a private letter ruling from the IRS, and Time Warner and TWC received opinions of tax counsel confirming that the transactions undertaken in connection with the Separation, including the transfer by a subsidiary of Time Warner of its 12.43% non-voting common stock interest in TW NY Cable Holding Inc. to TWC in exchange for 80 million newly issued shares of TWC’s Class A common stock, TWC’s payment of a special cash dividend to holders TWC’s outstanding Class A and Class B common stock, the conversion of each share of TWC’s outstanding Class A and Class B common stock into one share of TWC common stock, and the pro-rata dividend of all shares of TWC common stock held by Time Warner to holders of record of Time Warner’s common stock (the “Distribution” and, together with all of the transactions, the “Separation Transactions”), should generally qualify as tax-free to Time Warner and its stockholders for U.S. federal income tax purposes. The ruling and opinions rely on certain facts, assumptions, representations and undertakings from Time Warner and TWC regarding the past and future conduct of the companies’ businesses and other matters. If any of these facts, assumptions, representations or undertakings are incorrect or not otherwise satisfied, Time Warner and its stockholders may not be able to rely on the ruling or the opinions and could be subject to significant tax liabilities. Notwithstanding the private letter ruling and opinions, the IRS could determine on audit that the Separation Transactions should be treated as taxable transactions if it determines that any of these facts, assumptions, representations or undertakings are not correct or have been violated, or for other reasons, including as a result of significant changes in the stock ownership of Time Warner or TWC after the Distribution.

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

TWC operates in locations throughout the U.S. and, as a result, it is subject to the tax laws and regulations of the U.S. federal, state and local governments. From time to time, various legislative and/or administrative initiatives may be proposed that could adversely affect the Company’s tax positions. There can be no assurance that the Company’s effective tax rate or tax payments will not be adversely affected by these initiatives. As a result of state and local budget shortfalls due primarily to the economic environment as well as other considerations, certain states and localities have imposed or are considering imposing new or additional taxes or fees on TWC’s services or changing the methodologies or base on which certain fees and taxes are computed. Such potential changes include additional taxes or fees on TWC’s services that could impact its customers, combined reporting and other changes to general business taxes, central/unit-level assessment of property taxes and other matters that could increase TWC’s income, franchise, sales, use and/or property tax liabilities. In addition, U.S. federal, state and local tax laws and regulations are extremely complex and subject to varying interpretations. There can be no assurance that TWC’s tax positions will not be challenged by relevant tax authorities or that TWC would be successful in any such challenge.

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

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

TWC’s principal physical assets consist of operating plant and equipment, including signal receiving, encoding and decoding devices, two national centers and distribution systems and equipment at or near subscribers’ homes for each of TWC’s cable systems. The signal receiving apparatus typically includes a tower, antenna, ancillary electronic equipment and earth stations for reception of satellite signals. TWC’s distribution system consists primarily of fiber optic and coaxial cables, lasers, routers, switches and related electronic equipment. TWC’s cable plant and related equipment generally are either attached to utility poles under pole rental agreements with local public utilities or the distribution cable is buried in underground ducts or trenches. Customer premise equipment consists principally of set-top boxes and cable modems. The physical components of cable systems require periodic maintenance.

TWC’s nationwide backbone consists of fiber owned by TWC or circuits leased from third-party vendors, and related equipment. TWC also operates data centers with equipment that is used to provide services, such as email, news and web services to TWC’s high-speed data subscribers and to provide services to TWC’s voice customers. In addition, TWC maintains a network operations center with equipment necessary to monitor and manage the status of TWC’s high-speed data network.

As of December 31, 2012, TWC leased and owned real property housing national operations centers and data centers used in its high-speed data services business in Herndon, Virginia; Charlotte, North Carolina; Raleigh, North Carolina; Syracuse, New York; Austin, Texas; Kansas City, Missouri; Orange County, California; New York, New York; Coudersport, Pennsylvania; Denver, Colorado and Columbus, Ohio, and TWC also leased and owned locations for its corporate offices in New York, New York and Charlotte, North Carolina as well as numerous business offices, warehouses and properties housing regional operations throughout the U.S. TWC’s subsidiary, NaviSite, Inc. leases two locations for its corporate office in Andover, Massachusetts and leases offices and data centers in various cities in the U.S., an office and data centers in the United Kingdom and an office in India. TWC’s signal reception sites, primarily antenna towers and headends, and microwave facilities are located on owned and leased parcels of land, and TWC owns or leases space on the towers on which certain of its equipment is located. TWC owns most of its service vehicles.

TWC believes that its properties, both owned and leased, taken as a whole, are in good operating condition and are suitable and adequate for its business operations.

Item 3. Legal Proceedings.

The legal proceedings information set forth under “Commitments and Contingencies” in Note 18 to the accompanying consolidated financial statements included in this Annual Report on Form 10-K is incorporated herein by reference.

Item 4. Mine Safety Disclosures.

Not applicable.

EXECUTIVE OFFICERS OF THE COMPANY

Pursuant to General Instruction G(3) to Form 10-K, the information regarding the Company’s executive officers required by Item 401(b) of Regulation S-K is hereby included in Part I of this report.

The following table sets forth the name of each executive officer of the Company, the office held by such officer and the age of such officer as of February 15, 2013.

Glenn A. Britt	63	Chairman and Chief Executive Officer
Ellen M. East	51	Executive Vice President and Chief Communications Officer
Irene M. Esteves	54	Executive Vice President and Chief Financial Officer
William R. Goetz, Jr.	58	Executive Vice President and Chief Operating Officer, Residential Services
Michael L. LaJoie	58	Executive Vice President and Chief Technology and Network Operations Officer
Marc Lawrence-Apfelbaum	57	Executive Vice President, General Counsel and Secretary
Gail G. MacKinnon	50	Executive Vice President and Chief Government Relations Officer
Robert D. Marcus	47	President and Chief Operating Officer
Peter C. Stern	41	Executive Vice President and Chief Strategy, People and Corporate Development Officer
Melinda C. Witmer	51	Executive Vice President and Chief Video and Content Officer

Set forth below are the principal positions held during at least the last five years by each of the executive officers named above:

Mr. Britt	Glenn A. Britt has served as the Chief Executive Officer of the Company and its predecessors since August 2001. He also has served as the Company’s Chairman since March 2009 and previously from August 2001 to March 2006. Prior to assuming the Chief Executive Officer position, Mr. Britt held various senior positions with Time Warner Cable Ventures, then the Company’s new business arm, certain of the Company’s predecessor entities, and Time Warner Inc. and its predecessor Time Inc.

Ms. East	Ellen M. East has served as the Company’s Executive Vice President and Chief Communications Officer since October 2007. Prior to that, she served as Vice President of Communications and Public Affairs at Cox Communications Inc., a provider of video, Internet and telephone services, from January 2000 having served in various other positions there from 1993.

Ms. Esteves	Irene M. Esteves has served as the Company’s Executive Vice President and Chief Financial Officer since July 2011. Prior to joining the Company, she held executive positions in finance, strategy and other areas of corporate leadership: From May 2010, she served as Executive Vice President and Chief Financial Officer at XL Group plc, a global insurance and reinsurance company; from 2008 to 2010, she served as Senior Executive Vice President and Chief Financial Officer of Regions Financial Corporation, one of the largest commercial and retail banks in the U.S.; and prior to that, she served as the Senior Vice President and Chief Financial Officer of the Capital Management Group at Wachovia Corporation, a financial services company, from 2006. She has also held executive positions overseeing functions including domestic and global finance, human resources and corporate strategy with Putnam Investments, Miller Brewing Company and S.C. Johnson & Sons, Inc.

Mr. Goetz	William R. Goetz, Jr. has served as the Company’s Executive Vice President and Chief Operating Officer, Residential Services since January 2013. Prior to that, he served as the Company’s Executive Vice President of Operations for the Company’s West Region from October 2009. Mr. Goetz joined the Company in 2002 as an executive vice president responsible for various cable systems. Prior to joining the Company, Mr. Goetz held several executive positions at Comcast Corporation.

Mr. LaJoie	Michael L. LaJoie has served as the Company’s Executive Vice President and Chief Technology and Network Operations Officer since January 2013 and as its Executive Vice President and Chief Technology Officer since January 2004. Prior to that, he served as Executive Vice President of Advanced Technology from March 2003 and in the same capacity for the Time Warner Cable division of Time Warner Inc., the Company’s former parent, from August 2002. Mr. LaJoie served as Vice President of Corporate Development of the Time Warner Cable division of Time Warner Inc. from 1998.

Mr. Lawrence-Apfelbaum	Marc Lawrence-Apfelbaum has served as the Company’s Executive Vice President, General Counsel and Secretary since January 2003. Prior to that, he served as Senior Vice President, General Counsel and Secretary of the Time Warner Cable division of Time Warner Inc. from 1996 and in other positions in the law department prior to that.

Ms. MacKinnon	Gail G. MacKinnon has served as the Company’s Executive Vice President and Chief Government Relations Officer since August 2008. Prior to that, she served as Senior Vice President of Global Public Policy for Time Warner Inc. from January 2007. Prior to joining Time Warner Inc., Ms. MacKinnon served as Senior Vice President for Government Relations at the National Cable and Telecommunications Association, where she managed the cable industry’s outreach to members of Congress and the Executive Branch from January 2006. Prior to that, she served as Vice President of Government Relations at Viacom Inc., an entertainment company, from May 2000 following Viacom Inc.’s merger with CBS Corporation, a radio and television broadcasting company, where she served as Vice President, Federal Relations from 1997.

Mr. Marcus	Robert D. Marcus has served as the Company’s President and Chief Operating Officer since December 14, 2010. Mr. Marcus served as the Company’s Senior Executive Vice President and Chief Financial Officer from January 1, 2008 and as the Company’s Senior Executive Vice President from August 2005. Mr. Marcus joined the Company from Time Warner Inc. where he had served as Senior Vice President, Mergers and Acquisitions from 2002. Mr. Marcus joined Time Warner Inc. in 1998 as Vice President of Mergers and Acquisitions.

Mr. Stern	Peter C. Stern has served as the Company’s Executive Vice President and Chief Strategy, People and Corporate Development Officer since October 2012. Prior to that, he served as the Company’s Executive Vice President and Chief Strategy Officer from March 2008, after serving as the Company’s Executive Vice President of Product Management from 2005 and the Company’s Senior Vice President of Strategic Planning from 2004. Mr. Stern joined the Company from Time Warner Inc. where he had served as Vice President of Strategic Initiatives from 2001.

Ms. Witmer	Melinda C. Witmer has served as the Company’s Executive Vice President and Chief Video and Content Officer since January 2012. Prior to that, Ms. Witmer served as the Company’s Executive Vice President and Chief Programming Officer from January 2007, after serving as the Company’s Senior Vice President of Programming from June 2005 and the Company’s Vice President and Chief Programming Counsel from 2001. Prior to joining the Company, Ms. Witmer was Vice President and Senior Counsel at Home Box Office, Inc. from 1994.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The principal market for the Company’s common stock, par value $0.01 per share (the “TWC Common Stock”), is the New York Stock Exchange. For quarterly price and dividend information for TWC Common Stock for the two years ended December 31, 2012, see “Quarterly Financial Information” at page 133 herein, which information is incorporated herein by reference. There were approximately 28,500 holders of record of TWC Common Stock as of February 13, 2013.

The Company paid a cash dividend of $0.48 per share of TWC Common Stock in each quarter of 2011, which totaled $642 million during 2011, and paid a cash dividend of $0.56 per share of TWC Common Stock in each quarter of 2012, which totaled $700 million during 2012. On January 30, 2013, the Company’s Board of Directors declared an increased quarterly cash dividend of $0.65 per share of TWC Common Stock, payable in cash on March 15, 2013 to stockholders of record on February 28, 2013. TWC currently expects to pay comparable cash dividends in the future; however, changes in TWC’s dividend program will depend on the Company’s earnings, capital requirements, financial condition and other factors considered relevant by the Company’s Board of Directors.

Issuer Purchases of Equity Securities

The following table provides information about the Company’s purchases of equity securities registered by the Company pursuant to Section 12 of the Exchange Act during the quarter ended December 31, 2012.

	Total Number of Shares Purchased	Average Price Paid Per Share(a)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(b)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(c)
October 1, 2012 - October 31, 2012	1,664,920	$98.45	1,664,920	$2,639,529,405
November 1, 2012 - November 30, 2012	2,021,704	92.97	2,021,704	2,451,563,997
December 1, 2012 - December 31, 2012	2,308,693	95.25	2,308,693	2,231,664,762

Total	5,995,317	95.37	5,995,317

(a)	The calculation of the average price paid per share does not give effect to any fees, commissions and other costs associated with the repurchase of such shares.
(b)

On October 29, 2010, the Company’s Board of Directors authorized a $4.0 billion common stock repurchase program (the “Stock Repurchase Program”) and, on January 25, 2012, the Company’s Board of Directors increased the remaining authorization under the Stock Repurchase Program ($758 million as of January 25, 2012) to an aggregate of up to $4.0 billion of TWC common stock effective January 26, 2012. Purchases under the Stock Repurchase Program may be made from time to time on the open market and in privately negotiated transactions. The size and timing of the Company’s purchases under the Stock Repurchase Program will be based on a number of factors, including business and market conditions, financial capacity and TWC’s common stock price.

(c)	This amount does not reflect the fees, commissions and other costs associated with the Stock Repurchase Program.

Item 6. Selected Financial Data.

The selected financial information of TWC as of and for the five years ended December 31, 2012 is set forth at pages 131 through 132 herein and is incorporated herein by reference.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The information set forth under the caption “Management’s Discussion and Analysis of Results of Operations and Financial Condition” at pages 34 through 69 herein is incorporated herein by reference.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

The information set forth under the caption “Market Risk Management” at pages 64 through 65 herein is incorporated herein by reference.

Item 8. Financial Statements and Supplementary Data.

The consolidated financial statements of TWC and the report of independent registered public accounting firm thereon set forth at pages 70 through 127 and 129 herein are incorporated herein by reference.

Quarterly Financial Information set forth at page 133 herein is incorporated herein by reference.

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

Management’s Report on Internal Control Over Financial Reporting

Management’s report on internal control over financial reporting and the report of the independent registered public accounting firm thereon set forth at pages 128 and 130 herein are incorporated herein by reference.

Changes in Internal Control Over Financial Reporting

There have not been any changes in TWC’s internal control over financial reporting during the quarter ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

Item 9B. Other Information.

Not applicable.

PART III

Items 10, 11, 12, 13 and 14.	Directors, Executive Officers and Corporate Governance; Executive Compensation; Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters; Certain Relationships and Related Transactions, and Director Independence; Principal Accountant Fees and Services.

Information called for by Items 10, 11, 12, 13 and 14 of Part III is incorporated by reference from the Company’s definitive Proxy Statement to be filed in connection with its 2013 Annual Meeting of Stockholders pursuant to Regulation 14A, except that (i) the information regarding the Company’s executive officers called for by Item 401(b) of Regulation S-K has been included in Part I of this Annual Report and (ii) the information regarding certain Company equity compensation plans called for by Item 201(d) of Regulation S-K is set forth below.

The Company has adopted a Code of Ethics for its Senior Executive and Senior Financial Officers. A copy of the Code is publicly available on the Company’s website at www.twc.com/investors. Amendments to the Code or any grant of a waiver from a provision of the Code requiring disclosure under applicable SEC rules will also be disclosed on the Company’s website.

Equity Compensation Plan Information

The following table summarizes information as of December 31, 2012 about the Company’s outstanding equity compensation awards and shares of TWC Common Stock reserved for future issuance under the Company’s equity compensation plans.

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights(b)	Weighted-average Exercise Price of Outstanding Options, Warrants and Rights(b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (i))(c)
	(i)	(ii)	(iii)
Equity compensation plans approved by security holders(a)	13,950,998	$57.40	15,541,211
Equity compensation plans not approved by security holders	—	—	—

Total	13,950,998	$57.40	15,541,211

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

(b)

Column (i) includes 5,039,983 shares of TWC Common Stock underlying outstanding restricted stock units. Because there is no exercise price associated with restricted stock units, such equity awards are not included in the weighted-average exercise price calculation in column (ii).

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

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)(1)-(2) Financial Statements and Schedules:

(i) The list of consolidated financial statements set forth in the accompanying Index to Consolidated Financial Statements and Other Financial Information at page 33 herein is incorporated herein by reference. Such consolidated financial statements are filed as part of this Annual Report.

(ii) All financial statement schedules are omitted because the required information is not applicable, or because the information required is included in the consolidated financial statements and notes thereto.

(3) Exhibits:

The exhibits listed on the accompanying Exhibit Index are filed or incorporated by reference as part of this Annual Report and such Exhibit Index is incorporated herein by reference. Exhibits 10.20 through 10.37 and 10.40 through 10.63 listed on the accompanying Exhibit Index identify management contracts or compensatory plans or arrangements required to be filed as exhibits to this Annual Report, and such listing is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TIME WARNER CABLE INC.

By:	/s/ GLENN A. BRITT
	Name:	Glenn A. Britt
	Title:	Chairman and Chief Executive Officer

Dated: February 15, 2013

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ GLENN A. BRITT Glenn A. Britt	Chairman and Chief Executive Officer (principal executive officer)	February 15, 2013

/S/ IRENE M. ESTEVES Irene M. Esteves	Executive Vice President and Chief Financial Officer (principal financial officer)	February 15, 2013

/S/ WILLIAM F. OSBOURN, JR. William F. Osbourn, Jr.	Senior Vice President and Controller (principal accounting officer)	February 15, 2013

/S/ CAROLE BLACK Carole Black	Director	February 15, 2013

/S/ THOMAS H. CASTRO Thomas H. Castro	Director	February 15, 2013

/S/ DAVID C. CHANG David C. Chang	Director	February 15, 2013

/S/ JAMES E. COPELAND, JR. James E. Copeland, Jr.	Director	February 15, 2013

/S/ PETER R. HAJE Peter R. Haje	Director	February 15, 2013

/S/ DONNA A. JAMES Donna A. James	Director	February 15, 2013

/S/ DON LOGAN Don Logan	Director	February 15, 2013

/S/ N.J. NICHOLAS, JR. N.J. Nicholas, Jr.	Director	February 15, 2013

/S/ WAYNE H. PACE Wayne H. Pace	Director	February 15, 2013

/S/ EDWARD D. SHIRLEY Edward D. Shirley	Director	February 15, 2013

/S/ JOHN E. SUNUNU John E. Sununu	Director	February 15, 2013

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

•	Financial statement presentation. This section provides a summary of how the Company’s operations are presented in the accompanying consolidated financial statements.

•	Results of operations. This section provides an analysis of the Company’s results of operations for the three years ended December 31, 2012.

•

Financial condition and liquidity.  This section provides an analysis of the Company’s cash flows for the three years ended December 31, 2012, as well as a discussion of the Company’s outstanding debt and commitments as of December 31, 2012. Also included is a discussion of the amount of financial capacity available to fund the Company’s future commitments, as well as a discussion of other financing arrangements.

•

Market risk management.  This section discusses how the Company monitors and manages exposure to potential gains and losses arising from changes in market rates and prices, such as interest and foreign currency exchange rates.

•

Critical accounting policies and estimates.  This section discusses accounting policies and estimates that require the use of assumptions that were uncertain at the time the estimate was made and that could have a material effect on the Company’s consolidated results of operations or financial condition if there were changes in the estimate or if a different estimate were made. The Company’s significant accounting policies, including those considered to be critical accounting policies and estimates, are summarized in Note 3 to the accompanying consolidated financial statements.

•

Caution concerning forward-looking statements.  This section provides a description of the use of forward-looking information appearing in this report, including in MD&A and the consolidated financial statements. Such information is based on management’s current expectations about future events, which are subject to uncertainty and changes in circumstances. Refer to Item 1A, “Risk Factors,” in Part I of this report for a discussion of the risk factors applicable to the Company.

OVERVIEW

TWC is among the largest providers of video, high-speed data and voice services in the U.S., with technologically advanced, well-clustered cable systems located mainly in five geographic areas – New York State (including New York City), the Carolinas, the Midwest (including Ohio, Kentucky and Wisconsin), Southern California (including Los Angeles) and Texas. As discussed below in “Recent Developments,” on February 29, 2012, TWC completed its acquisition of Insight Communications Company, Inc. and its subsidiaries (“Insight”). As of December 31, 2012, TWC served approximately 15.2 million customers (approximately 14.7 million residential services customers and 563,000 business services customers) who subscribed to one or more of its three primary services, totaling approximately 28.9 million primary service units.

TWC offers video, high-speed data and voice services to residential and business services customers over the Company’s broadband cable systems. TWC’s business services also include networking and transport services (including cell tower backhaul services) and managed and outsourced information technology (“IT”) solutions and cloud services. During 2012, TWC generated total revenue of approximately $21.4 billion. Of this total, approximately $18.2 billion and $1.9 billion

TIME WARNER CABLE INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS

OF OPERATIONS AND FINANCIAL CONDITION—(Continued)

were from the provision of residential and business services, respectively. TWC also sells advertising to a variety of national, regional and local customers, which resulted in advertising revenue of $1.1 billion during 2012. Additionally, TWC generated $257 million of revenue from other sources during 2012.

As of December 31, 2012, TWC had approximately 12.0 million residential video subscribers, 10.9 million residential high-speed data subscribers and 5.0 million residential voice subscribers, as well as 188,000 business video subscribers, 460,000 business high-speed data subscribers and 224,000 business voice subscribers. TWC markets its services separately and in “bundled” packages of multiple services and features. As of December 31, 2012, 61.2% of TWC’s customers subscribed to two or more of its primary services, including 28.2% of its customers who subscribed to all three primary services.

TWC believes it will continue to increase business services revenue for the foreseeable future through growth in customers, an increasing percentage of customers purchasing more services, as well as higher-priced tiers of service, and price increases. TWC also believes it will continue to increase residential services revenue for the foreseeable future, primarily through growth in residential high-speed data revenue, which is expected to increase due to growth in subscribers, an increasing percentage of subscribers purchasing higher-priced tiers of service and price increases (including equipment rental fees). Future revenue growth rates will depend on the Company’s ability to attract, retain and upsell customers and increase pricing, which can be impacted by competitive factors, the state of the economy and regulation.

TWC faces intense competition for residential services customers from a variety of alternative communications, information and entertainment delivery sources. TWC competes with incumbent local telephone companies and other overbuilders across each of its primary residential services. Some of these competitors offer a broad range of services with features and functions comparable to those provided by TWC and in bundles similar to those offered by TWC, sometimes including wireless service. Each of TWC’s residential services also faces competition from other companies that provide services on a stand-alone basis. TWC’s residential video service faces competition from direct broadcast satellite services, and increasingly from companies that deliver content to consumers over the Internet and on mobile devices. TWC’s residential high-speed data and voice services face competition from wireless Internet and voice providers. TWC’s residential voice service also faces competition from “over-the-top” phone services and other alternatives.

TWC also competes across each of its business high-speed data, networking and voice services with incumbent local exchange carriers (“ILECs”), competitive local exchange carriers (“CLECs”) and interexchange carriers (“IXCs”). TWC’s cell tower backhaul service also faces competition from ILECs and CLECs, as well as other carriers, such as metro and regional fiber providers. TWC’s business video service faces competition from direct broadcast satellite providers. TWC also competes with cloud, hosting and related service providers and application-service providers. Technological advances and product innovations have increased and will likely continue to increase the number of alternatives available to TWC’s current and potential residential and business services customers, further intensifying competition.

TWC faces intense competition in its advertising business across many different platforms and from a wide range of local and national competitors. Competition has increased and will likely continue to increase as new formats for advertising seek to attract the same advertisers. TWC competes for advertising revenue against, among others, local broadcast stations, national cable and broadcast networks, radio, newspapers, magazines and outdoor advertisers, as well as Internet companies.

For the year ended December 31, 2012, video programming and employee costs represented 34.1% and 33.4%, respectively, of the Company’s total operating expenses. Video programming costs are expected to continue to increase, reflecting rate increases on existing programming services (particularly sports-related programming) and the carriage of new networks, partially offset by a decline in total video subscribers and the removal of certain existing, low-performing networks. TWC expects that its video programming costs as a percentage of video revenue will continue to increase, in part due to the more competitive environment discussed above. Employee costs are also expected to continue to increase as a result of many factors, including higher compensation expenses and headcount, reflecting the Company’s investment in business services, regional sports networks and other areas of growth.

Consistent with the Company’s overall balance sheet management strategy, during 2012, TWC paid quarterly cash dividends to TWC stockholders totaling $700 million, or $2.24 per share of TWC common stock. On January 30, 2013, the

TIME WARNER CABLE INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS

OF OPERATIONS AND FINANCIAL CONDITION—(Continued)

Company’s Board of Directors declared an increased quarterly cash dividend of $0.65 per share of TWC common stock, payable in cash on March 15, 2013 to stockholders of record at the close of business on February 28, 2013. In addition to paying quarterly cash dividends, during 2012, TWC repurchased common stock under its common stock repurchase program (the “Stock Repurchase Program”). Purchases under the Stock Repurchase Program may be made from time to time on the open market and in privately negotiated transactions. The size and timing of the Company’s purchases under the Stock Repurchase Program are based on a number of factors, including business and market conditions, financial capacity and TWC’s common stock price. From the inception of the Stock Repurchase Program in the fourth quarter of 2010 through February 13, 2013, the Company repurchased 70.8 million shares of TWC common stock for $5.340 billion and, as of February 13, 2013, the Company had $1.902 billion remaining under the Stock Repurchase Program.

Recent Developments

Wireless-related Transactions

SpectrumCo

On August 24, 2012, SpectrumCo, LLC (“SpectrumCo”), a joint venture between TWC, Comcast Corporation (“Comcast”) and Bright House Networks, LLC (“Bright House”), sold all of its advanced wireless spectrum licenses to Cellco Partnership (doing business as Verizon Wireless), a joint venture between Verizon Communications Inc. (“Verizon”) and Vodafone Group Plc, for $3.6 billion in cash. Upon closing, TWC, which owns 31.2% of SpectrumCo, received $1.112 billion and recorded a pretax gain of $430 million ($261 million on an after-tax basis), which is included in other income (expense), net, in the accompanying consolidated statement of operations for the year ended December 31, 2012. As of December 31, 2012, the balance of the Company’s investment in SpectrumCo was $8 million, representing TWC’s share of SpectrumCo’s remaining members’ equity (primarily consisting of cash and equivalents, net of accrued expenses).

During the second quarter of 2012, the Company and Verizon Wireless began selling each other’s products and services in a number of cities under agency agreements entered into by TWC, Comcast, Bright House and Verizon Wireless that allow the cable companies to sell Verizon Wireless-branded wireless service, and Verizon Wireless to sell each cable company’s services. Subject to certain conditions, the cable companies have the option to offer wireless service under their own brands utilizing Verizon Wireless’ network, although the Company currently has no plans to offer such service. In addition, the cable companies and Verizon Wireless have formed an innovation technology joint venture to better integrate wireless and wireline services. These activities are subject to the requirements contained in the August 16, 2012 consent decree executed with the Department of Justice in connection with the SpectrumCo transaction, which limits where Verizon Wireless can sell TWC’s services as well as TWC’s ability to enter into agreements with Verizon under certain circumstances. The consent decree is pending the approval of the United States District Court for the District of Columbia.

Clearwire

On September 13, 2012, the Company exchanged all of its beneficially owned shares of Class B common stock of Clearwire Corporation (“Clearwire”) together with all of its beneficially owned Class B common units of Clearwire Communications LLC (“Clearwire Communications”) for shares of Class A common stock of Clearwire. On September 27, 2012, the Company sold these shares of Class A common stock for $64 million in cash. The sale resulted in a pretax gain of $64 million, which is included in other income (expense), net, in the accompanying consolidated statement of operations for the year ended December 31, 2012.

In addition, during the year ended December 31, 2012, the Company recorded an income tax benefit of $19 million primarily related to the sale of Clearwire’s Class A common stock. The income tax benefit included the reversal of a $46 million valuation allowance against a deferred income tax asset associated with the Company’s investment in Clearwire, which had been established due to the uncertainty of realizing the full benefit of such asset. The Company reversed the valuation allowance as a result of its ability to fully realize the capital losses from the sale of its Clearwire interests by offsetting capital gains related to SpectrumCo’s sale of its spectrum licenses.

TIME WARNER CABLE INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS

OF OPERATIONS AND FINANCIAL CONDITION—(Continued)

2012 Bond Offerings

On June 27, 2012, TWC issued £650 million (approximately U.S. $1.0 billion) in aggregate principal amount of 5.250% senior unsecured notes due 2042 and, on August 10, 2012, TWC issued $1.25 billion in aggregate principal amount of 4.500% senior unsecured debentures due 2042, each in a public offering under a shelf registration statement on Form S-3 (the “2012 Bond Offerings”). At the time of issuance, TWC’s obligations under the debt securities issued in the 2012 Bond Offerings were guaranteed by the Company’s 100% owned subsidiaries, Time Warner Entertainment Company, L.P. (“TWE”) and TW NY Cable Holding Inc. (“TW NY”). In connection with an internal reorganization discussed further in Note 20 to the accompanying consolidated financial statements, as of September 30, 2012, TWC’s obligations under the debt securities issued in the 2012 Bond Offerings are guaranteed by TW NY, Time Warner Cable Enterprises LLC (“TWCE”) and Time Warner Cable Internet Holdings II LLC (“TWC Internet Holdings II”), each a 100% owned subsidiary of the Company. As described further in Note 10 to the accompanying consolidated financial statements, the Company entered into cross-currency swaps to effectively convert its fixed-rate British pound sterling denominated debt, including annual interest payments and the payment of principal at maturity, to fixed-rate U.S. dollar denominated debt. See Note 8 to the accompanying consolidated financial statements for further details regarding the debt securities issued in the 2012 Bond Offerings.

Revolving Credit Facility and Commercial Paper Program

On April 27, 2012, the Company entered into a credit agreement for a $3.5 billion senior unsecured five-year revolving credit facility maturing in April 2017 (the “Revolving Credit Facility”). In connection with the entry into the Revolving Credit Facility, the Company’s $4.0 billion senior unsecured three-year revolving credit facility, scheduled to mature in November 2013, was terminated. The Company’s unsecured commercial paper program (the “Commercial Paper Program”) was also reduced from $4.0 billion to $2.5 billion.

The Company’s obligations under the Revolving Credit Facility were initially guaranteed by TWE and TW NY but, in connection with the internal reorganization discussed above, as of September 30, 2012, the obligations are guaranteed by TW NY, TWCE and TWC Internet Holdings II. Borrowings under the Revolving Credit Facility bear interest at a rate based on the credit rating of TWC, which interest rate was LIBOR plus 1.10% per annum as of December 31, 2012. In addition, TWC is required to pay a facility fee on the aggregate commitments under the Revolving Credit Facility at a rate determined by the credit rating of TWC, which rate was 0.15% per annum as of December 31, 2012. The Revolving Credit Facility provides same-day funding capability, and a portion of the aggregate commitments, not to exceed $500 million at any time, may be used for the issuance of letters of credit.

The Revolving Credit Facility contains a maximum leverage ratio covenant of 5.0 times TWC’s consolidated EBITDA. The terms and related financial metrics associated with the leverage ratio are defined in the agreement. The Revolving Credit Facility does not contain any credit ratings-based defaults or covenants or any ongoing covenants or representations specifically relating to a material adverse change in TWC’s financial condition or results of operations. Borrowings under the Revolving Credit Facility may be used for general corporate purposes, and unused credit is available to support borrowings under the Commercial Paper Program.

Insight Acquisition

On February 29, 2012, TWC completed its acquisition of Insight for $1.339 billion in cash, net of cash acquired and including a third-quarter 2012 post-closing purchase price adjustment of $4 million, and repaid $1.164 billion outstanding under Insight’s senior secured credit facility (including accrued interest), and terminated the facility. Additionally, during 2012, Insight’s $495 million in aggregate principal amount of 9.375% senior notes due 2018 were redeemed for $579 million in cash (including premiums and accrued interest). The financial results for Insight, which served subscribers in Kentucky, Indiana and Ohio representing approximately 1.6 million primary service units as of the acquisition date, have been included in the Company’s consolidated financial statements from the acquisition date. See Note 5 to the accompanying consolidated financial statements for additional information on the Insight acquisition.

TIME WARNER CABLE INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS

OF OPERATIONS AND FINANCIAL CONDITION—(Continued)

FINANCIAL STATEMENT PRESENTATION

Revenue

The Company’s revenue consists of residential services, business services, advertising and other revenue.

Residential services.  Residential services revenue consists of revenue from the following residential services:

Video.  Video revenue includes residential subscriber fees for the Company’s various tiers or packages of video programming services generally distinguished from one another by the number and type of programming networks they include. Video revenue also includes related equipment rental charges, installation charges and fees collected on behalf of local franchising authorities and the Federal Communications Commission (the “FCC”). Additionally, video revenue includes revenue from premium networks, transactional video-on-demand (e.g., events and movies) and digital video recorder (“DVR”) service.

High-speed data.  High-speed data revenue primarily includes residential subscriber fees for the Company’s high-speed data services and related equipment rental and installation charges. The Company offers multiple tiers of high-speed data services providing various service speeds, data usage levels and other attributes to meet the different needs of its subscribers. In addition, high-speed data revenue includes fees received from third-party Internet service providers (e.g., Earthlink) whose online services are provided to some of TWC’s customers.

Voice.  Voice revenue includes residential subscriber fees for the Company’s voice services, along with related installation charges, as well as fees collected on behalf of governmental authorities.

Other.  Other revenue includes revenue from home automation and monitoring services and other residential subscriber-related fees.

Business services. Business services revenue consists of revenue from the following business services:

Video.  Video revenue includes the same fee categories received from business video subscribers as described above under residential video revenue.

High-speed data.  High-speed data revenue primarily includes business subscriber fees for the Company’s high-speed data services and related installation charges. High-speed data revenue also includes amounts generated by the sale of commercial networking and point-to-point transport services, such as Metro Ethernet services.

Voice.  Voice revenue includes business subscriber fees for the Company’s voice services, along with related installation charges, as well as fees collected on behalf of governmental authorities.

Wholesale transport.  Wholesale transport revenue primarily includes amounts generated by the sale of point-to-point transport services offered to wireless telephone providers (i.e., cell tower backhaul) and other carriers.

Other.  Other revenue primarily includes revenue from managed and outsourced IT solutions and cloud services and other business subscriber-related fees.

Advertising.  Advertising revenue is generated through the sale of video and online advertising inventory to local, regional and national advertising customers. The Company derives most of its advertising revenue from the sale of advertising inventory on cable networks owned by third parties. The rights to such advertising inventory are acquired by the Company in connection with its agreements to carry such networks. The Company also generates advertising revenue from the sale of inventory on its own local news, sports and lifestyle channels (such as NY1 News), as well as from the sale of advertising inventory on behalf of other video distributors (including Verizon Communications Inc.’s FiOS and AT&T Inc.’s U-verse). Beginning in the fourth quarter of 2012, advertising revenue also includes revenue derived from advertising sold on the Company’s two Los Angeles regional sports networks launched on October 1, 2012 that carry Los Angeles Lakers’ basketball games and other sports programming (the “LA RSNs”).

TIME WARNER CABLE INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS

OF OPERATIONS AND FINANCIAL CONDITION—(Continued)

Other.  Other revenue primarily includes (i) fees paid to TWC (totaling $135 million, $135 million and $131 million in 2012, 2011 and 2010, respectively) primarily by the Advance/Newhouse Partnership for (a) the ability to distribute the Company’s high-speed data service and (b) TWC’s management of certain functions, including, among others, programming, as well as the provision of certain functions, including engineering, (ii) home shopping network-related revenue (including commissions earned on the sale of merchandise and carriage fees) and (iii) beginning in the fourth quarter of 2012, fees from LA RSN distributors (“LA RSN affiliate fees”).

Costs and Expenses

Cost of revenue includes the following costs directly associated with the delivery of services to subscribers or the maintenance of the Company’s delivery systems: video programming costs; high-speed data connectivity costs; voice network costs; other service-related expenses, including non-administrative labor; franchise fees; and other related costs. Beginning in the fourth quarter of 2012, cost of revenue also includes costs directly associated with the LA RSNs, including content acquisition costs.

Selling, general and administrative expenses include amounts not directly associated with the delivery of services to subscribers or the maintenance of the Company’s delivery systems, such as administrative labor costs, marketing expenses, bad debt expense, billing system charges, non-plant repair and maintenance costs and other administrative overhead costs.

Cost of revenue and selling, general and administrative expenses exclude depreciation expense, which is presented separately in the accompanying consolidated statement of operations.

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

This measure has inherent limitations. For example, OIBDA does not reflect capital expenditures or the periodic costs of certain capitalized assets used in generating revenue. To compensate for such limitations, management evaluates performance through, among other measures, various cash flow measures, which reflect capital expenditure decisions, and net income attributable to TWC shareholders, which reflects the periodic costs of capitalized assets. OIBDA also fails to reflect the significant costs borne by the Company for income taxes and debt servicing costs, the share of OIBDA attributable to noncontrolling interests, the results of the Company’s equity investments and other non-operational income or expense. Management compensates for these limitations by using other analytics such as a review of net income attributable to TWC shareholders.

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

2012 vs. 2011

The following discussion provides an analysis of the Company’s results of operations and should be read in conjunction with the accompanying consolidated financial statements and notes thereto.

Revenue.  Revenue by major category was as follows (in millions):

	Year Ended December 31,
	2012(a)	2011(a)	% Change(a)
Residential services	$18,175	$17,093	6.3%
Business services	1,901	1,469	29.4%
Advertising	1,053	880	19.7%
Other	257	233	10.3%

Total	$21,386	$19,675	8.7%

(a)

Revenue for 2012 and 2011 includes revenue from Insight since its acquisition on February 29, 2012, the cable systems acquired from NewWave Communications (“NewWave”) on November 1, 2011 and NaviSite, Inc. (“NaviSite”), which was acquired on April 21, 2011, as follows (in millions):

	Year Ended December 31,
	2012			2011
	Insight	NewWave	NaviSite	NewWave	NaviSite
Residential services	$812	$72	$—	$12	$—
Business services	55	6	159	1	94
Advertising	40	—	—	—	—
Other	4	1	—	—	—

Total	$911	$79	$159	$13	$94

TIME WARNER CABLE INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS

OF OPERATIONS AND FINANCIAL CONDITION—(Continued)

Selected subscriber-related statistics were as follows (in thousands):

	December 31,
	2012(a)	2011	% Change(a)
Residential services:
Customer relationships(b)	14,674	14,025	4.6%
Video(c)	12,030	11,889	1.2%
High-speed data(d)	10,935	9,954	9.9%
Voice(e)	5,024	4,544	10.6%

Primary service units(f)	27,989	26,387	6.1%
Business services:
Customer relationships(b)	563	486	15.8%
Video(c)	188	172	9.3%
High-speed data(d)	460	390	17.9%
Voice(e)	224	163	37.4%

Primary service units(f)	872	725	20.3%
Total:
Customer relationships(b)	15,237	14,511	5.0%
Primary service units(f)	28,861	27,112	6.5%
Double play(g)	5,036	4,925	2.3%
Triple play(h)	4,294	3,838	11.9%

(a)

On February 29, 2012, the Company acquired Insight, resulting in, as of the date of acquisition, an increase of 751,000 residential customer relationships, 673,000 residential video subscribers, 548,000 residential high-speed data subscribers, 289,000 residential voice subscribers, 1,510,000 residential primary service units, 26,000 business customer relationships, 10,000 business video subscribers, 20,000 business high-speed data subscribers, 10,000 business voice subscribers, 40,000 business primary service units, 777,000 total customer relationships, 1,550,000 total primary service units, 319,000 double play subscribers and 227,000 triple play subscribers.

(b)

Customer relationships represent the number of subscribers who purchase at least one of the Company’s primary services. For example, a subscriber who purchases only high-speed data service and no video service will count as one customer relationship, and a subscriber who purchases both video and high-speed data services will also count as only one customer relationship.

(c)

Video subscriber numbers reflect billable subscribers who purchase at least the basic service video programming tier. The determination of whether a video subscriber is categorized as residential or business is based on the type of subscriber purchasing the service.

(d)

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

TIME WARNER CABLE INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS

OF OPERATIONS AND FINANCIAL CONDITION—(Continued)

Residential services revenue.  The major components of residential services revenue were as follows (in millions):

	Year Ended December 31,
	2012(a)	2011(a)	% Change(a)
Residential services:
Video	$10,917	$10,589	3.1%
High-speed data	5,090	4,476	13.7%
Voice	2,104	1,979	6.3%
Other	64	49	30.6%

Total residential services	$18,175	$17,093	6.3%

(a)

Residential services revenue for 2012 and 2011 includes revenue from Insight since its acquisition on February 29, 2012 and the cable systems acquired from NewWave on November 1, 2011, as follows (in millions):

	Year Ended December 31,
	2012		2011
	Insight	NewWave	NewWave
Residential services:
Video	$462	$44	$7
High-speed data	220	17	3
Voice	127	11	2
Other	3	—	—

Total residential services	$812	$72	$12

For residential services, average monthly revenue per unit was as follows:

	Year Ended December 31,
	2012	2011	% Change
Video(a)	$74.64	$73.18	2.0%
High-speed data(b)	39.66	38.32	3.5%
Voice(c)	35.68	36.89	(3.3%	)
Primary service units(d)	54.53	54.30	0.4%
Customer relationships(e)	103.57	101.67	1.9%

(a)	Average monthly residential video revenue per unit represents residential video revenue divided by the corresponding average residential video subscribers for the period.
(b)	Average monthly residential high-speed data revenue per unit represents residential high-speed data revenue divided by the corresponding average residential high-speed data subscribers for the period.
(c)	Average monthly residential voice revenue per unit represents residential voice revenue divided by the corresponding average residential voice subscribers for the period.
(d)	Average monthly residential revenue per residential primary service unit represents residential services revenue divided by the corresponding average residential primary service units for the period.
(e)

Average monthly residential revenue per residential customer relationship represents residential services revenue divided by the corresponding average residential customer relationships for the period.

TIME WARNER CABLE INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS

OF OPERATIONS AND FINANCIAL CONDITION—(Continued)

The major components of residential video revenue were as follows (in millions):

	Year Ended December 31,
	2012(a)	2011(a)	% Change(a)
Programming tiers(b)	$7,170	$6,944	3.3%
Premium networks	808	808	—
Transactional video-on-demand	290	339	(14.5%	)
Video equipment rental and installation charges	1,469	1,372	7.1%
DVR service	675	638	5.8%
Franchise and other fees(c)	505	488	3.5%

Total	$10,917	$10,589	3.1%

(a)

Residential video revenue for 2012 and 2011 includes revenue from Insight since its acquisition on February 29, 2012 and the cable systems acquired from NewWave on November 1, 2011, as follows (in millions):

	Year Ended December 31,
	2012		2011
	Insight	NewWave	NewWave
Programming tiers(b)	$341	$38	$7
Premium networks	25	2	—
Transactional video-on-demand	15	—	—
Video equipment rental and installation charges	46	1	—
DVR service	24	2	—
Franchise and other fees(c)	11	1	—

Total	$462	$44	$7

(b)

Programming tier revenue includes subscriber fees for the Company’s various tiers or packages of video programming services generally distinguished from one another by the number and type of programming networks they include.

(c)	Franchise and other fees include fees collected on behalf of franchising authorities and the FCC.

The increase in residential video revenue was primarily due to acquisitions and an increase in average revenue per subscriber, partially offset by an organic decrease in video subscribers. The increase in such average revenue per subscriber was primarily due to price increases, a greater percentage of subscribers purchasing higher-priced tiers of service and increased revenue from equipment rentals, partially offset by decreases in transactional video-on-demand and premium network revenue.

Residential high-speed data revenue increased due to organic growth in high-speed data subscribers and an increase in average revenue per subscriber, as well as acquisition-related growth. The increase in average revenue per subscriber was primarily due to price increases (including equipment rental charges) and a greater percentage of subscribers purchasing higher-priced tiers of service.

The increase in residential voice revenue was due to acquisition-related and organic growth in voice subscribers, partially offset by a decrease in average revenue per subscriber.

The Company expects that residential services revenue will increase in 2013, primarily due to growth in residential high-speed data revenue, which is expected to increase as a result of continued growth in subscribers and average revenue per subscriber. The increase in residential high-speed data revenue is expected to be partially offset by a decline in residential video revenue, primarily as a result of a continued decline in residential video subscribers. Residential services revenue in 2013 will also benefit from an additional two months of revenue associated with Insight.

TIME WARNER CABLE INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS

OF OPERATIONS AND FINANCIAL CONDITION—(Continued)

Business services revenue.  The major components of business services revenue were as follows (in millions):

	Year Ended December 31,
	2012(a)	2011(a)	% Change(a)
Business services:
Video	$323	$286	12.9%
High-speed data	912	727	25.4%
Voice	306	197	55.3%
Wholesale transport	184	154	19.5%
Other	176	105	67.6%

Total business services	$1,901	$1,469	29.4%

(a)

Business services revenue for 2012 and 2011 include revenue from Insight since its acquisition on February 29, 2012, the cable systems acquired from NewWave on November 1, 2011 and NaviSite, which was acquired on April 21, 2011, as follows (in millions):

	Year Ended December 31,
	2012			2011
	Insight	NewWave	NaviSite	NewWave	NaviSite
Business services:
Video	$14	$2	$—	$1	$—
High-speed data	28	3	—	—	—
Voice	11	1	—	—	—
Wholesale transport	2	—	—	—	—
Other	—	—	159	—	94

Total business services	$55	$6	$159	$1	$94

Business services revenue increased primarily due to organic growth in high-speed data and voice subscribers, the acquisitions of Insight and NaviSite and an organic increase in Metro Ethernet revenue of $29 million.

Advertising revenue.  Advertising revenue increased primarily due to growth in political advertising revenue, as well as the Insight acquisition, growth in lower margin revenue from advertising inventory sold on behalf of other video distributors (“ad rep agreements”) and the advertising sold on the LA RSNs, which launched on October 1, 2012. For 2012, political advertising revenue was $114 million (including political advertising revenue from Insight and ad rep agreements) compared to $15 million for 2011. The Company expects advertising revenue in 2013 to be similar to 2012 as growth in the advertising sold on the LA RSNs and lower margin revenue from ad rep agreements will offset a significant decline in high margin political advertising revenue.

Other revenue.  Other revenue increased primarily due to LA RSN affiliate fees of $20 million during the fourth quarter of 2012. The Company expects other revenue to increase significantly in 2013 as a result of a full year of LA RSN affiliate fees.

TIME WARNER CABLE INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS

OF OPERATIONS AND FINANCIAL CONDITION—(Continued)

Cost of revenue. The major components of cost of revenue were as follows (in millions, except per subscriber data):

	Year Ended December 31,
	2012	2011	% Change
Video programming	$4,621	$4,342	6.4%
Employee(a)	2,865	2,621	9.3%
High-speed data	185	170	8.8%
Voice	614	595	3.2%
Video franchise and other fees(b)	519	500	3.8%
Other direct operating costs(a)	1,138	910	25.1%

Total	$9,942	$9,138	8.8%

Cost of revenue as a percentage of revenue	46.5%	46.4%

Average monthly video programming costs per video subscriber	$31.12	$29.59	5.2%

Average monthly voice costs per voice subscriber	$10.01	$10.76	(7.0%	)

(a)

Employee and other direct operating costs include costs directly associated with the delivery of the Company’s video, high-speed data, voice and other services to subscribers and the maintenance of the Company’s delivery systems.

(b)	Video franchise and other fees include fees collected on behalf of franchising authorities and the FCC.

Cost of revenue increased primarily related to growth in video programming, employee and other direct operating costs.

The increase in video programming costs was primarily due to contractual rate increases, carriage of new networks and the acquisition of Insight, partially offset by organic declines in video subscribers and transactional video-on-demand costs. For 2012 and 2011, video programming costs were reduced by approximately $40 million (of which approximately $20 million was recorded in the fourth quarter of 2012) and $25 million, respectively, due to changes in cost estimates for programming services carried during contract negotiations, changes in programming audit reserves and certain contract settlements. The Company expects the rate of growth in video programming costs per video subscriber in 2013 to increase compared to 2012.

Employee costs increased primarily as a result of acquisitions, higher compensation costs per employee and increased business services headcount, partially offset by a decline in residential services headcount. Pension costs increased $41 million in 2012, primarily due to the decline in interest rates to historically low levels.

Voice costs, which consist of the direct costs associated with the delivery of voice services, including network connectivity costs, increased primarily due to an increase in voice subscribers due to both organic growth and the Insight acquisition, partially offset by a decrease in delivery costs per subscriber as a result of the ongoing replacement of Sprint Nextel Corporation (“Sprint”) as the provider of voice transport, switching and interconnection services. The Sprint replacement process began in the fourth quarter of 2010 and, as of December 31, 2012, TWC had replaced Sprint with respect to nearly half of TWC’s voice lines. The Company expects to migrate the majority of the remaining voice lines in the second half of 2013 and to complete the process during the first quarter of 2014. The Company expects average voice costs per voice subscriber to decrease modestly in 2013 compared to 2012.

Other direct operating costs increased as a result of costs associated with Insight and the LA RSNs, as well as increases in a number of categories, including information technology expense, costs associated with ad rep agreements, repairs and maintenance costs and facilities expense.

TIME WARNER CABLE INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS

OF OPERATIONS AND FINANCIAL CONDITION—(Continued)

Selling, general and administrative expenses.  The components of selling, general and administrative expenses were as follows (in millions):

	Year Ended December 31,
	2012	2011	% Change
Employee	$1,666	$1,472	13.2%
Marketing	653	635	2.8%
Bad debt(a)	131	118	11.0%
Other	1,170	1,086	7.7%

Total	$3,620	$3,311	9.3%

(a)

Bad debt expense includes amounts charged to expense associated with the Company’s allowance for doubtful accounts and collection expenses, net of late fees billed to subscribers. Late fees billed to subscribers were $150 million and $140 million in 2012 and 2011, respectively.

Selling, general and administrative expenses increased primarily as a result of increases in employee costs and other costs. The increase in employee costs was primarily the result of acquisitions, increased business services headcount and higher compensation costs per employee. During 2012, pension costs increased $19 million, primarily due to the decline in interest rates to historically low levels. The increase in other costs was primarily due to Insight-related costs and increased facilities expense and legal costs, partially offset by lower consulting costs.

Merger-related and restructuring costs.  The Company incurred merger-related costs of $54 million during 2012, primarily due to severance costs and legal, professional and other fees incurred in connection with the Insight acquisition. During 2011, the Company incurred merger-related costs of $10 million in connection with the acquisitions of NaviSite, the NewWave cable systems and Insight.

The Company incurred restructuring costs of $61 million during 2012 compared to $60 million in 2011. These restructuring costs were primarily related to approximately 1,135 and 775 employee terminations in 2012 and 2011, respectively, and other exit costs. The Company expects to incur additional restructuring costs during 2013 in connection with initiatives intended to improve operating efficiency, primarily related to employee terminations.

Asset impairments.  In early 2012, TWC ceased making its existing wireless service available to new wireless customers. As a result, during the fourth quarter of 2011, the Company impaired $60 million of assets related to the provision of wireless service that would no longer be utilized. Of the $60 million noncash impairment, $44 million related to fixed assets and wireless devices and $16 million related to the remaining value of wireless wholesale agreements with Sprint and Clearwire that were recorded upon TWC’s initial investment in Clearwire Communications in 2008.

TIME WARNER CABLE INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS

OF OPERATIONS AND FINANCIAL CONDITION—(Continued)

Reconciliation of OIBDA to Operating Income.  The following table reconciles OIBDA to Operating Income. In addition, the table provides the components from Operating Income to net income attributable to TWC shareholders for purposes of the discussions that follow (in millions):

	Year Ended December 31,
	2012	2011	% Change
OIBDA	$7,709	$7,096	8.6%
Depreciation	(3,154)	(2,994)	5.3%
Amortization	(110)	(33)	233.3%

Operating Income	4,445	4,069	9.2%
Interest expense, net	(1,606)	(1,518)	5.8%
Other income (expense), net(a)	497	(89)	NM

Income before income taxes	3,336	2,462	35.5%
Income tax provision	(1,177)	(795)	48.1%

Net income	2,159	1,667	29.5%
Less: Net income attributable to noncontrolling interests(b)	(4)	(2)	100.0%

Net income attributable to TWC shareholders	$2,155	$1,665	29.4%

NM—Not meaningful.

(a)

Other income (expense), net, for 2012 includes a pretax gain of $430 million associated with SpectrumCo’s sale of its advanced wireless spectrum licenses to Verizon Wireless (discussed above in “Overview—Recent Developments—Wireless-related Transactions”).

(b)	During the fourth quarter of 2012, TWC acquired the remaining 45.81% noncontrolling interest in Erie Telecommunications, Inc. (“Erie”) for $32 million and, as a result, TWC owns 100% of Erie.

OIBDA.  OIBDA increased principally as a result of revenue growth and the wireless-related asset impairment recorded in the fourth quarter of 2011 (as discussed above), partially offset by higher cost of revenue, selling, general and administrative expenses and merger-related and restructuring costs. As discussed above, OIBDA growth benefited from the impact of acquisitions.

The Company incurred net expenses of approximately $110 million in 2012 related to new initiatives, including home automation and monitoring services, the deployment of WiFi access points and the LA RSNs, which launched on October 1, 2012. The results for 2011 included net expenses from new initiatives of approximately $70 million primarily related to the Company’s mobile high-speed data service and home automation and monitoring services.

In late October 2012, Superstorm Sandy caused damage and business interruption to the Company’s cable systems from the Carolinas to Maine and into Ohio, with the most significant impact in the New York metropolitan area. For the year ended December 31, 2012, the Company estimates that both OIBDA and Operating Income were negatively impacted by approximately $6 million (which is net of recognized benefits from insurance proceeds of approximately $9 million) as a result of service outages caused by the storm. Additionally, the Company estimates that capital expenditures to replace property, plant and equipment damaged by the storm totaled approximately $19 million during the fourth quarter of 2012. The Company expects to receive additional insurance proceeds during 2013.

Depreciation. Depreciation increased primarily as a result of the property, plant and equipment acquired in connection with the Company’s recent acquisitions (primarily Insight), partially offset by a decrease of $86 million associated with certain assets acquired in the July 31, 2006 transactions with Adelphia Communications Corporation and Comcast (the “Adelphia/Comcast Transactions”) that were fully depreciated as of July 31, 2012.

Amortization. Amortization increased primarily as a result of the customer relationship intangible assets acquired in connection with the Company’s recent acquisitions (primarily Insight).

Operating Income. Operating Income increased primarily due to the growth in OIBDA, partially offset by the increases in depreciation and amortization, as discussed above.

TIME WARNER CABLE INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS

OF OPERATIONS AND FINANCIAL CONDITION—(Continued)

Interest expense, net. Interest expense, net, increased as a result of higher average debt outstanding during 2012 compared to 2011, partially offset by a decrease in the average interest rate on such debt. The increase in average debt outstanding was primarily due to the public debt issuances in May and September 2011 (the “2011 Bond Offerings”) and the 2012 Bond Offerings, partially offset by the maturities of TWE’s 10.150% senior notes due May 2012 ($250 million in aggregate principal amount), TWC’s 5.400% senior notes due July 2012 ($1.5 billion in aggregate principal amount) and TWCE’s 8.875% senior notes due October 2012 ($350 million in aggregate principal amount).

Other income (expense), net. Other income (expense), net, detail is shown in the table below (in millions):

	Year Ended December 31,
	2012	2011
Income (loss) from equity-method investments, net(a)(b)	$454	$(88)
Gain on sale of investment in Clearwire(b)	64	—
Loss on equity award reimbursement obligation to Time Warner(c)	(9)	(5)
Other investment losses(d)	(12)	—
Other	—	4

Other income (expense), net	$497	$(89)

(a)

Income from equity-method investments, net, in 2012 primarily consists of a pretax gain of $430 million associated with SpectrumCo’s sale of its advanced wireless spectrum licenses to Verizon Wireless (discussed above in “Overview—Recent Developments—Wireless-related Transactions”).

(b)

Loss from equity-method investments, net, in 2011 primarily consists of losses incurred by Clearwire Communications. As of the end of the third quarter of 2011, the balance of the Company’s investment in Clearwire Communications was $0 and, as discussed above in “Overview—Recent Developments—Wireless-related Transactions,” on September 27, 2012, the Company sold all of its interest in Clearwire, resulting in the gain noted above.

(c)	See Note 10 to the accompanying consolidated financial statements for a discussion of the Company’s accounting for its equity award reimbursement obligation to Time Warner Inc. (“Time Warner”).
(d)

Other investment losses in 2012 represents an impairment of the Company’s investment in Canoe Ventures LLC (“Canoe”), an equity-method investee engaged in the development of advanced advertising platforms. The impairment was recognized as a result of Canoe’s announcement during the first quarter of 2012 of a restructuring that significantly curtailed its operations.

Income tax provision.  In 2012 and 2011, the Company recorded income tax provisions of $1.177 billion and $795 million, respectively. The effective tax rates were 35.3% and 32.3% for 2012 and 2011, respectively.

The income tax provisions and the effective tax rates for 2012 include (i) a benefit of $63 million related to a change in the tax rate applied to calculate the Company’s net deferred income tax liability as a result of an internal reorganization effective on September 30, 2012 (discussed further in Note 20 to the accompanying consolidated financial statements); (ii) a fourth-quarter benefit of $47 million primarily related to a California state tax law change; (iii) a benefit of $46 million related to the reversal of a valuation allowance against a deferred income tax asset associated with the Company’s investment in Clearwire (discussed further in “Overview—Recent Developments—Wireless-related Transactions”); and (iv) a charge of $15 million related to the recording of a deferred income tax liability associated with a partnership basis difference.

During the fourth quarter of 2011, TWC completed its income tax returns for the 2010 taxable year, its first full-year income tax returns subsequent to the Company’s separation from Time Warner on March 12, 2009 (the “Separation”), reflecting the income tax positions and state income tax apportionments of TWC as a standalone taxpayer. Based on these returns, the Company concluded that an approximate 65 basis point change in the estimate of the effective tax rate applied to calculate its net deferred income tax liability was required. As a result, TWC recorded a noncash income tax benefit of $178 million during the fourth quarter of 2011. The income tax provision and the effective tax rate for 2011 also included a benefit related to 2010 of $9 million from the domestic production activities deduction under Section 199 of the Internal Revenue Code of 1986, as amended.

TIME WARNER CABLE INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS

OF OPERATIONS AND FINANCIAL CONDITION—(Continued)

Additionally, the income tax provisions and the effective tax rates for 2012 and 2011 include the impact of the reversal of deferred income tax assets associated with Time Warner stock option awards held by TWC employees, net of excess tax benefits realized upon the exercise of TWC stock options or vesting of TWC restricted stock units (“RSUs”), as follows (in millions):

	Year Ended December 31,
	2012	2011
Time Warner stock option activity	$(16)	$(58)
TWC equity award activity(a)	16	44

Net income tax expense	$—	$(14)

(a)

Amounts reflect the impact of TWC equity award activity on income tax provision. Additional TWC equity award activity in excess of Time Warner stock option award activity is recorded as additional paid-in capital on the accompanying consolidated balance sheet.

Refer to “—2011 vs. 2010—Income tax provision” for additional information on the income tax impacts of Time Warner stock option and TWC equity award activity. Absent the impacts of the above items, the effective tax rates would have been 39.5% and 39.3% for 2012 and 2011, respectively.

Net income attributable to TWC shareholders and net income per common share attributable to TWC common shareholders.  Net income attributable to TWC shareholders and net income per common share attributable to TWC common shareholders were as follows for 2012 and 2011 (in millions, except per share data):

	Year Ended December 31,
	2012	2011	% Change
Net income attributable to TWC shareholders	$2,155	$1,665	29.4%

Net income per common share attributable to TWC common shareholders:
Basic	$6.97	$5.02	38.8%

Diluted	$6.90	$4.97	38.8%

Net income attributable to TWC shareholders increased primarily due to the change in other income (expense), net, and an increase in Operating Income, which was partially offset by increases in income tax provision and interest expense, net. Net income per common share attributable to TWC common shareholders for 2012 benefited from lower average common shares outstanding as a result of share repurchases under the Stock Repurchase Program.

2011 vs. 2010

The following discussion provides an analysis of the Company’s results of operations and should be read in conjunction with the accompanying consolidated financial statements and notes thereto.

Revenue. Revenue by major category was as follows (in millions):

	Year Ended December 31,
	2011	2010	% Change
Residential services	$17,093	$16,651	2.7%
Business services	1,469	1,107	32.7%
Advertising	880	881	(0.1%	)
Other	233	229	1.7%

Total	$19,675	$18,868	4.3%

TIME WARNER CABLE INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS

OF OPERATIONS AND FINANCIAL CONDITION—(Continued)

Selected subscriber-related statistics were as follows (in thousands):

	December 31,
	2011(a)	2010	% Change(a)
Residential services:
Video(b)	11,889	12,257	(3.0%)
High-speed data(c)	9,954	9,469	5.1%
Voice(d)	4,544	4,385	3.6%

Primary service units(e)	26,387	26,111	1.1%
Business services:
Video(b)	172	165	4.2%
High-speed data(c)	390	334	16.8%
Voice(d)	163	111	46.8%

Primary service units(e)	725	610	18.9%

Total primary service units(e)	27,112	26,721	1.5%

Customer relationships(f)	14,511	14,496	0.1%
Double play(g)	4,925	4,866	1.2%
Triple play(h)	3,838	3,680	4.3%

(a)

During 2011, the Company acquired cable systems from NewWave, as well as two other small cable systems, resulting, in total as of the dates of acquisition, in an increase of 85,000 residential video subscribers, 48,000 residential high-speed data subscribers, 26,000 residential voice subscribers, 159,000 residential primary service units, 2,000 business video subscribers, 2,000 business high-speed data subscribers, 1,000 business voice subscribers, 5,000 business primary service units, 164,000 total primary service units, 97,000 customer relationships, 25,000 double play subscribers and 21,000 triple play subscribers.

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

Residential services revenue.  The major components of residential services revenue were as follows (in millions):

	Year Ended December 31,
	2011	2010	% Change
Residential services:
Video	$10,589	$10,577	0.1%
High-speed data	4,476	4,121	8.6%
Voice	1,979	1,905	3.9%
Other	49	48	2.1%

Total residential services	$17,093	$16,651	2.7%

TIME WARNER CABLE INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS

OF OPERATIONS AND FINANCIAL CONDITION—(Continued)

For residential services, average monthly revenue per unit was as follows:

	Year Ended December 31,
	2011	2010	% Change
Video(a)	$73.18	$70.46	3.9%
High-speed data(b)	38.32	37.00	3.6%
Voice(c)	36.89	37.08	(0.5%)
Primary service units(d)	54.30	53.24	2.0%

(a)	Average monthly residential video revenue per unit represents residential video revenue divided by the corresponding average residential video subscribers for the period.
(b)	Average monthly residential high-speed data revenue per unit represents residential high-speed data revenue divided by the corresponding average residential high-speed data subscribers for the period.
(c)	Average monthly residential voice revenue per unit represents residential voice revenue divided by the corresponding average residential voice subscribers for the period.
(d)	Average monthly residential revenue per residential primary service unit represents residential services revenue divided by the corresponding average residential primary service units for the period.

The major components of residential video revenue were as follows (in millions):

	Year Ended December 31,
	2011	2010	% Change
Programming tiers(a)	$6,944	$7,006	(0.9%)
Premium networks	808	848	(4.7%)
Transactional video-on-demand	339	365	(7.1%)
Video equipment rental and installation charges	1,372	1,297	5.8%
DVR service	638	581	9.8%
Franchise and other fees(b)	488	480	1.7%

Total	$10,589	$10,577	0.1%

(a)

Programming tier revenue includes subscriber fees for the Company’s various tiers or packages of video programming services generally distinguished from one another by the number and type of programming networks they include.

(b)	Franchise and other fees include fees collected on behalf of franchising authorities and the FCC.

The modest increase in residential video revenue was due to an increase in average revenue per subscriber, partially offset by a decrease in video subscribers. The increase in average revenue per subscriber was primarily due to price increases, a greater percentage of subscribers purchasing higher-priced tiers of service and increased revenue from equipment rentals and DVR service, partially offset by decreases in premium network and transactional video-on-demand revenue.

Residential high-speed data revenue increased due to growth in high-speed data subscribers and an increase in average revenue per subscriber (due to both price increases and a greater percentage of subscribers purchasing higher-priced tiers of service).

The increase in residential voice revenue was due to growth in voice subscribers, partially offset by a slight decrease in average revenue per subscriber.

TIME WARNER CABLE INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS

OF OPERATIONS AND FINANCIAL CONDITION—(Continued)

Business services revenue.  The major components of business services revenue were as follows (in millions):

	Year Ended December 31,
	2011	2010	% Change
Business services:
Video	$286	$266	7.5%
High-speed data	727	614	18.4%
Voice	197	127	55.1%
Wholesale transport	154	91	69.2%
Other(a)	105	9	NM

Total business services	$1,469	$1,107	32.7%

NM—Not meaningful.

(a)	2011 amounts primarily consist of revenue from NaviSite.

Business services revenue increased primarily due to growth in high-speed data and voice subscribers, a $56 million increase in cell tower backhaul revenue and the acquisition of NaviSite in the second quarter of 2011. NaviSite’s revenue from the date of acquisition (April 21, 2011) through December 31, 2011 was $94 million.

Advertising revenue.  Advertising revenue was flat as $47 million of growth in lower margin revenue from ad rep agreements and an $11 million increase in revenue primarily from regional and local businesses offset a $59 million decline in political advertising revenue.

Cost of revenue.  The major components of cost of revenue were as follows (in millions, except per subscriber data):

	Year Ended December 31,
	2011	2010	% Change
Video programming	$4,342	$4,213	3.1%
Employee(a)	2,621	2,532	3.5%
High-speed data	170	152	11.8%
Voice	595	669	(11.1%)
Video franchise and other fees(b)	500	493	1.4%
Other direct operating costs(a)	910	814	11.8%

Total	$9,138	$8,873	3.0%

Cost of revenue as a percentage of revenue	46.4%	47.0%

Average monthly video programming costs per video subscriber	$29.59	$27.70	6.8%

Average monthly voice costs per voice subscriber	$10.76	$12.75	(15.6%)

(a)

Employee and other direct operating costs include costs directly associated with the delivery of the Company’s video, high-speed data, voice and other services to subscribers and the maintenance of the Company’s delivery systems.

(b)	Video franchise and other fees include fees collected on behalf of franchising authorities and the FCC.

Cost of revenue increased primarily related to growth in video programming, employee and other direct operating costs, partially offset by a decrease in voice costs.

The increase in video programming costs was primarily due to contractual rate increases and increased costs associated with retransmission of certain local broadcast stations, partially offset by a decline in video subscribers. From time to time, video programming costs are impacted by changes in cost estimates for programming services carried during contract negotiations, changes in programming audit reserves and certain contract settlements. Such items reduced video programming costs in both 2011 and 2010 by approximately $25 million.

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

Other direct operating costs increased as a result of increases in a number of categories, including costs associated with ad rep agreements, fuel expense and NaviSite-related costs. Additionally, in the fourth quarter of 2010, the Company began classifying certain costs as other direct operating costs that were previously recorded as depreciation expense. As a result, $15 million of costs related to the nine months ended September 30, 2010 were reclassified in the fourth quarter of 2010. Management does not believe this reclassification is material to the 2011 or 2010 fourth-quarter results.

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

Merger-related and restructuring costs.  During 2011, the Company incurred merger-related costs of $10 million in connection with the acquisitions of NaviSite, the NewWave cable systems and Insight. No such costs were incurred during 2010.

The Company incurred restructuring costs of $60 million and $52 million during 2011 and 2010, respectively. These restructuring costs were primarily related to approximately 775 and 900 employee terminations in 2011 and 2010, respectively, and other exit costs, including the termination of a facility lease during the second quarter of 2010.

Asset impairments.  In early 2012, TWC ceased making its existing wireless service available to new wireless customers. As a result, during the fourth quarter of 2011, the Company impaired $60 million of assets related to the provision of wireless service that would no longer be utilized. Of the $60 million noncash impairment, $44 million related to fixed assets and wireless devices and $16 million related to the remaining value of wireless wholesale agreements with Sprint and Clearwire that were recorded upon TWC’s initial investment in Clearwire Communications in 2008.

TIME WARNER CABLE INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS

OF OPERATIONS AND FINANCIAL CONDITION—(Continued)

Reconciliation of OIBDA to Operating Income.  The following table reconciles OIBDA to Operating Income. In addition, the table provides the components from Operating Income to net income attributable to TWC shareholders for purposes of the discussions that follow (in millions):

	Year Ended December 31,
	2011	2010	% Change
OIBDA	$7,096	$6,818	4.1%
Depreciation	(2,994)	(2,961)	1.1%
Amortization	(33)	(168)	(80.4%	)

Operating Income	4,069	3,689	10.3%
Interest expense, net	(1,518)	(1,394)	8.9%
Other income (expense), net	(89)	(99)	(10.1%	)

Income before income taxes	2,462	2,196	12.1%
Income tax provision	(795)	(883)	(10.0%	)

Net income	1,667	1,313	27.0%
Less: Net income attributable to noncontrolling interests	(2)	(5)	(60.0%	)

Net income attributable to TWC shareholders	$1,665	$1,308	27.3%

OIBDA.  OIBDA increased principally as a result of revenue growth, partially offset by higher cost of revenue and selling, general and administrative expenses and the wireless-related asset impairments recorded in the fourth quarter of 2011, as discussed above. Included within OIBDA for 2011 are NaviSite and NewWave cable system revenue of $94 million and $13 million, respectively, and operating expenses of $72 million and $8 million, respectively.

The results for 2011 included net expenses from new initiatives of approximately $70 million primarily related to the Company’s mobile high-speed data service and home automation and monitoring services. The results for 2010 included net expenses of approximately $50 million related to mobile high-speed data service.

Depreciation.  As discussed above, depreciation expense for the fourth quarter of 2010 benefited from a reclassification of approximately $15 million.

Amortization.  The decrease in amortization expense was primarily due to (a) approximately $880 million of customer relationships acquired in the Adelphia/Comcast Transactions that were fully amortized as of July 31, 2010 and (b) approximately $70 million of customer relationships that the Company acquired as a result of the 2007 dissolution of Texas and Kansas City Cable Partners, L.P. that were fully amortized as of December 31, 2010.

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

TIME WARNER CABLE INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS

OF OPERATIONS AND FINANCIAL CONDITION—(Continued)

Other expense, net.  Other expense, net, detail is shown in the table below (in millions):

	Year Ended December 31,
	2011	2010
Loss from equity-method investments, net(a)	$(88)	$(110)
Gain (loss) on equity award reimbursement obligation to Time Warner(b)	(5)	5
Other	4	6

Other expense, net	$(89)	$(99)

(a)

Loss from equity-method investments, net, primarily consists of losses incurred by Clearwire Communications. As of the end of the third quarter of 2011, the balance of the Company’s investment in Clearwire Communications was reduced to $0.

(b)	See Note 10 to the accompanying consolidated financial statements for a discussion of the Company’s accounting for its equity award reimbursement obligation to Time Warner.

Income tax provision.  In 2011 and 2010, the Company recorded income tax provisions of $795 million and $883 million, respectively. The effective tax rates were 32.3% and 40.2% for 2011 and 2010, respectively.

During the fourth quarter of 2011, TWC completed its income tax returns for the 2010 taxable year, its first full-year income tax returns subsequent to the Separation, reflecting the income tax positions and state income tax apportionments of TWC as a standalone taxpayer. Based on these returns, the Company concluded that an approximate 65 basis point change in the estimate of the effective tax rate applied to calculate its net deferred income tax liability was required. As a result, TWC recorded a noncash income tax benefit of $178 million during the fourth quarter of 2011. The income tax provision and the effective tax rate for 2011 also included a benefit of $14 million (which includes $9 million that related to 2010) from the domestic production activities deduction under Section 199 of the Internal Revenue Code of 1986, as amended.

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

As a result of the Separation, on March 12, 2009, TWC employees who held stock option awards under Time Warner equity plans were treated as if their employment with Time Warner had been terminated without cause. In most cases, this treatment resulted in shortened exercise periods for vested awards, generally one year from the date of the Separation; however, certain awards expire over a five-year period from the date of the Separation. Deferred income tax assets were established based on the Time Warner awards’ fair values, and a corresponding benefit to the Company’s income tax provision was recognized over the awards’ service periods. For unexercised awards that expired “out of the money,” the fair value was $0 and the Company received no tax deduction in connection with these awards. As a result, the previously-recognized deferred income tax assets were written off through noncash charges to income tax provision during the periods in which the awards expired. As noted above, the charges were reduced by excess tax benefits realized upon the exercise of TWC stock options or vesting of TWC RSUs in the same year in which the charge was taken.

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

FINANCIAL CONDITION AND LIQUIDITY

Management believes that cash generated by or available to TWC should be sufficient to fund its capital and liquidity needs for the next twelve months and for the foreseeable future thereafter, including quarterly dividend payments, common stock repurchases and maturities of long-term debt and the TW NY Cable Preferred Membership Units (defined below). TWC’s sources of cash include cash and equivalents on hand, short-term investments in U.S. Treasury securities, cash provided by operating activities and borrowing capacity under the Revolving Credit Facility and the Commercial Paper Program, as well as access to capital markets.

The Company generally invests its cash and equivalents in a combination of money market, government and treasury funds, as well as other similar instruments, in accordance with the Company’s investment policy of diversifying its investments and limiting the amount of its investments in a single entity or fund. As of December 31, 2012, nearly all of the Company’s cash and equivalents was invested in money market funds and income earning bank deposits, including certificates of deposit. Additionally, as of December 31, 2012, the Company held short-term investments in U.S. Treasury securities.

TWC’s unused committed financial capacity was $6.889 billion as of December 31, 2012, reflecting $3.304 billion of cash and equivalents, $150 million of short-term investments in U.S. Treasury securities and $3.435 billion of available borrowing capacity under the Revolving Credit Facility.

Current Financial Condition

As of December 31, 2012, the Company had $26.689 billion of debt, $3.304 billion of cash and equivalents, $150 million of short-term investments in U.S. Treasury securities (net debt of $23.235 billion, defined as total debt less cash and equivalents and short-term investments in U.S. Treasury securities), $300 million of mandatorily redeemable non-voting Series A Preferred Equity Membership Units (the “TW NY Cable Preferred Membership Units”) issued by a subsidiary of TWC, Time Warner NY Cable LLC (“TW NY Cable”), and $7.279 billion of total TWC shareholders’ equity. As of December 31, 2011, the Company had $26.442 billion of debt, $5.177 billion of cash and equivalents (net debt of $21.265 billion), $300 million of TW NY Cable Preferred Membership Units and $7.530 billion of total TWC shareholders’ equity.

TIME WARNER CABLE INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS

OF OPERATIONS AND FINANCIAL CONDITION—(Continued)

The following table shows the significant items contributing to the change in net debt from December 31, 2011 to December 31, 2012 (in millions):

Balance as of December 31, 2011	$21,265
Cash provided by operating activities	(5,525)
Capital expenditures	3,095
Insight acquisition, net(a)	3,073
Proceeds from SpectrumCo’s sale of spectrum licenses	(1,112)
Repurchases of common stock	1,850
Dividends paid	700
Proceeds from exercise of stock options	(140)
All other, net	29

Balance as of December 31, 2012	$23,235

(a)	Amount includes the Insight purchase price and repayment of Insight’s debt.

On April 28, 2011, TWC filed a shelf registration statement on Form S-3 with the Securities and Exchange Commission (the “SEC”) that allows TWC to offer and sell from time to time a variety of securities.

On January 30, 2013, the Company’s Board of Directors declared a quarterly cash dividend of $0.65 per share of TWC common stock, payable in cash on March 15, 2013 to stockholders of record at the close of business on February 28, 2013.

From the inception of the Stock Repurchase Program in the fourth quarter of 2010 through February 13, 2013, the Company repurchased 70.8 million shares of TWC common stock for $5.340 billion. As of February 13, 2013, the Company had $1.902 billion remaining under the Stock Repurchase Program.

Cash Flows

Cash and equivalents decreased $1.873 billion in 2012 and increased $2.130 billion and $1.999 billion in 2011 and 2010, respectively. Components of these changes are discussed below in more detail.

Operating Activities

Details of cash provided by operating activities are as follows (in millions):

	Year Ended December 31,
	2012	2011	2010
OIBDA	$7,709	$7,096	$6,818
Noncash equity-based compensation	130	112	109
Net interest payments(a)	(1,602)	(1,434)	(1,359)
Net income tax refunds (payments)(b)	(544)	162	(388)
Pension plan contributions	(289)	(405)	(104)
All other, net, including working capital changes	121	157	142

Cash provided by operating activities	$5,525	$5,688	$5,218

(a)	Amounts include interest income received (including amounts received under interest rate swap contracts) of $171 million, $161 million and $99 million in 2012, 2011 and 2010, respectively.
(b)	Amounts include income tax refunds received of $10 million, $273 million and $93 million in 2012, 2011 and 2010, respectively.

Cash provided by operating activities decreased from $5.688 billion in 2011 to $5.525 billion in 2012. This decrease was primarily related to an increase in income tax payments, a decrease in income tax refunds and an increase in net interest payments, partially offset by an increase in OIBDA and a decrease in pension plan contributions.

TIME WARNER CABLE INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS

OF OPERATIONS AND FINANCIAL CONDITION—(Continued)

On September 27, 2010, the Small Business Jobs Act was enacted, which provided for a bonus depreciation deduction of 50% of the cost of the Company’s qualified capital expenditures retroactive to the beginning of 2010. Additionally, on December 17, 2010, the Tax Relief, Unemployment Insurance Reauthorization and Job Creation Act of 2010 was enacted, which provided for a bonus depreciation deduction of 100% of the cost of the Company’s qualified capital expenditures from September 8, 2010 through December 31, 2011, which was reduced to 50% for 2012. As a result of these Acts, the Company received an income tax refund of $270 million in the first quarter of 2011. Due to the decline in the bonus depreciation deduction and the continued reversal of bonus depreciation benefits recorded in prior years, as well as the fourth-quarter 2012 income tax payments on the gain on the sale of SpectrumCo’s licenses, net income tax payments increased significantly in 2012. This increase was partially offset by the usage of Insight’s net operating loss carryforwards, other Insight-related items, a taxable loss on the sale of the Clearwire investment and a tax deduction related to reserves from the formation of an insurance subsidiary in connection with the internal reorganization discussed in Note 20 to the accompanying consolidated financial statements.

On January 2, 2013, the American Taxpayer Relief Act of 2012 was enacted, which provides for the extension of bonus depreciation deductions of 50% of the cost of the Company’s qualified capital expenditures for 2013. This extension largely offsets the Company’s expected increase in net income tax payments in 2013 from the reversal of bonus depreciation benefits recorded in prior years. As discussed above, net income tax payments in 2012 benefited from a number of deductions that will not recur in 2013 and, as a result, the Company expects that net income tax payments in 2013 will increase compared to 2012.

Net interest payments for 2012 increased primarily as a result of interest payments related to the 2011 Bond Offerings.

The Company contributed $285 million to its qualified defined benefit pension plans (the “qualified pension plans”) and $4 million to its nonqualified defined benefit pension plan (the “nonqualified pension plan” and, together with the qualified pension plans, the “pension plans”) during 2012. As of December 31, 2012, the pension plans were underfunded by $209 million, primarily due to the decline in interest rates to historically low levels. The Company may make discretionary cash contributions to the qualified pension plans in 2013. Such contributions will be dependent on a variety of factors, including current and expected interest rates, asset performance, the funded status of the qualified pension plans and management’s judgment. For the nonqualified pension plan, the Company will continue to make contributions in 2013 to the extent benefits are paid. See Note 14 to the accompanying consolidated financial statements for additional discussion of the pension plans.

Cash provided by operating activities increased from $5.218 billion in 2010 to $5.688 billion in 2011. This increase was primarily related to changes in income tax refunds and payments and an increase in OIBDA, partially offset by increases in pension plan contributions and net interest payments.

TIME WARNER CABLE INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS

OF OPERATIONS AND FINANCIAL CONDITION—(Continued)

Investing Activities

Details of cash used by investing activities are as follows (in millions):

	Year Ended December 31,
	2012	2011	2010
Capital expenditures	$(3,095)	$(2,937)	$(2,930)
Acquisitions and investments, net of cash acquired and distributions received:
Insight acquisition	(1,339)	—	—
NaviSite acquisition	—	(263)	—
NewWave cable systems acquisition	—	(259)	—
Other cable system acquisitions	—	(38)	—
Sterling Entertainment Enterprises, LLC(a)	88	3	65
Canoe(b)	(8)	(17)	(21)
All other	(49)	(56)	4
Proceeds from SpectrumCo’s sale of spectrum licenses	1,112	—	—
Proceeds from sale of investment in Clearwire	64	—	—
Short-term investments in U.S. Treasury securities	(150)	—	—
Other investing activities	32	37	10

Cash used by investing activities	$(3,345)	$(3,530)	$(2,872)

(a)

Amounts represent distributions received from Sterling Entertainment Enterprises, LLC (doing business as SportsNet New York), an equity-method investee. During the first quarter of 2012, the Company made a loan of $40 million to SportsNet New York, which was repaid during the fourth quarter of 2012.

(b)

Amounts represent investments in Canoe, an equity-method investee engaged in the development of advanced advertising platforms. During the first quarter of 2012, Canoe announced a restructuring that significantly curtailed its operations.

Cash used by investing activities decreased from $3.530 billion in 2011 to $3.345 billion in 2012, principally due to the proceeds from the sale of SpectrumCo licenses, partially offset by increases in acquisitions and investments, net and capital expenditures, as well as the 2012 short-term investments in U.S. Treasury securities. Acquisitions and investments, net, in 2012 primarily included the Insight acquisition, while acquisitions and investments, net, in 2011 primarily included the acquisitions of NaviSite and the NewWave cable systems. Capital expenditures in 2012 included approximately $100 million of Insight-related capital spending.

Cash used by investing activities increased from $2.872 billion in 2010 to $3.530 billion in 2011. This increase was principally due to the acquisitions of NaviSite and the NewWave cable systems.

TIME WARNER CABLE INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS

OF OPERATIONS AND FINANCIAL CONDITION—(Continued)

Capital expenditures by major category were as follows (in millions):

	Year Ended December 31,
	2012	2011	2010
Customer premise equipment(a)	$1,143	$1,008	$1,136
Scalable infrastructure(b)	748	774	713
Line extensions(c)	428	320	351
Upgrades/rebuilds(d)	101	106	150
Support capital(e)	675	729	580

Total capital expenditures	$3,095	$2,937	$2,930

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

(b)

Amounts represent costs incurred in the purchase and installation of equipment that controls signal reception, processing and transmission throughout TWC’s distribution network, as well as controls and communicates with the equipment residing at a customer’s home or business. Also included in scalable infrastructure is certain equipment necessary for content aggregation and distribution (video-on-demand equipment) and equipment necessary to provide certain video, high-speed data and voice service features (voicemail, email, etc.).

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

(e)

Amounts represent all other capital purchases required to run day-to-day operations. These costs typically include vehicles, land and buildings, computer hardware/software, office equipment, furniture and fixtures, tools and test equipment. Amounts include capitalized software costs of $296 million, $339 million and $203 million in 2012, 2011 and 2010, respectively.

The Company expects capital expenditures to be approximately $3.2 billion in 2013.

TIME WARNER CABLE INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS

OF OPERATIONS AND FINANCIAL CONDITION—(Continued)

Financing Activities

Details of cash used by financing activities are as follows (in millions):

	Year Ended December 31,
	2012	2011	2010
Short-term repayments, net(a)	$—	$—	$(1,261)
Proceeds from issuance of long-term debt	2,258	3,227	1,872
Repayments of long-term debt	(2,100)	—	(8)
Repayments of long-term debt assumed in acquisitions	(1,730)	(44)	—
Debt issuance costs	(26)	(25)	(25)
Proceeds from exercise of stock options	140	114	122
Taxes paid in cash in lieu of shares issued for equity-based compensation	(45)	(29)	(9)
Excess tax benefit from equity-based compensation	81	48	19
Dividends paid	(700)	(642)	(576)
Repurchases of common stock	(1,850)	(2,657)	(472)
Acquisition of noncontrolling interest(b)	(32)	—	—
Other financing activities	(49)	(20)	(9)

Cash used by financing activities	$(4,053)	$(28)	$(347)

(a)	Short-term repayments, net, reflects repayments under the Company’s commercial paper program with maturities of three months or less, net of borrowings.
(b)	During the fourth quarter of 2012, TWC acquired the remaining 45.81% noncontrolling interest in Erie for $32 million and, as a result, TWC owns 100% of Erie.

Cash used by financing activities was $4.053 billion in 2012 compared to $28 million in 2011. Cash used by financing activities in 2012 primarily consisted of the repayments of TWE’s 10.150% senior notes due May 2012 ($250 million in aggregate principal amount), TWC’s 5.400% senior notes due July 2012 ($1.5 billion in aggregate principal amount) and TWCE’s 8.875% senior notes due October 2012 ($350 million in aggregate principal amount), the repayment of Insight’s senior credit facility and senior notes, repurchases of TWC common stock and the payment of quarterly cash dividends, partially offset by the net proceeds of the 2012 Bond Offerings and the net proceeds from the exercise of stock options. Cash used by financing activities in 2011 primarily consisted of repurchases of TWC common stock and the payment of quarterly cash dividends, partially offset by the net proceeds of the 2011 Bond Offerings and the net proceeds from the exercise of stock options.

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

TIME WARNER CABLE INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS

OF OPERATIONS AND FINANCIAL CONDITION—(Continued)

Outstanding Debt and Mandatorily Redeemable Preferred Equity and Available Financial Capacity

Debt and mandatorily redeemable preferred equity as of December 31, 2012 and 2011 were as follows:

		Interest Rate		Outstanding Balance as of December 31,
	Maturity			2012	2011
				(in millions)
TWC notes and debentures(a)	2013-2042	5.718%	(b)	$24,594	$23,744
TWCE notes and debentures(c)	2023-2033	7.865%	(b)	2,070	2,683
Revolving credit facility(d)	2017			—	—
Commercial paper program	2017			—	—
Capital leases	2013-2032			25	15

Total debt(e)				26,689	26,442
Mandatorily redeemable preferred equity(e)	2013	8.210%		300	300

Total debt and mandatorily redeemable preferred equity				$26,989	$26,742

(a)

Outstanding balance amounts of the TWC notes and debentures as of December 31, 2012 and 2011 include £1.266 billion and £623 million, respectively, of senior unsecured notes valued at $2.058 billion and $968 million, respectively, using the exchange rates at each date.

(b)	Rate represents a weighted-average effective interest rate as of December 31, 2012 and, for the TWC notes and debentures, includes the effects of interest rate swaps and cross-currency swaps.
(c)

In connection with the internal reorganization discussed in Note 20 to the accompanying consolidated financial statements, TWCE succeeded to, and assumed, all of the rights and obligations of TWE as issuer of its debt securities. Outstanding balance amounts of the TWCE notes and debentures as of December 31, 2012 and 2011 include an unamortized fair value adjustment of $70 million and $79 million, respectively, primarily consisting of the fair value adjustment recognized as a result of the 2001 merger of America Online, Inc. (now known as AOL Inc.) and Time Warner Inc. (now known as Historic TW Inc.).

(d)

TWC’s unused committed financial capacity was $6.889 billion as of December 31, 2012, reflecting $3.304 billion of cash and equivalents, $150 million of short-term investments in U.S. Treasury securities and $3.435 billion of available borrowing capacity under the Revolving Credit Facility (which reflects a reduction of $65 million for outstanding letters of credit backed by the Revolving Credit Facility).

(e)

Outstanding balance amounts of total debt as of December 31, 2012 and 2011 include current maturities of $1.518 billion and $2.122 billion, respectively. Additionally, as of December 31, 2012, the TW NY Cable Preferred Membership Units, which mature on August 1, 2013, are classified as a current liability in the accompanying consolidated balance sheet.

See “Overview—Recent Developments—2012 Bond Offerings” and “—Revolving Credit Facility and Commercial Paper Program” and Notes 8 and 9 for further details regarding the Company’s outstanding debt and mandatorily redeemable preferred equity and other financing arrangements, including certain information about maturities, covenants and rating triggers related to such debt and financing arrangements. At December 31, 2012, TWC was in compliance with the leverage ratio covenant of the Revolving Credit Facility, with a ratio of consolidated total debt as of December 31, 2012 to consolidated EBITDA for 2012 of approximately 2.9 times. In accordance with the Revolving Credit Facility agreement, consolidated total debt as of December 31, 2012 was calculated as (a) total debt per the accompanying consolidated balance sheet less the TWCE unamortized fair value adjustment (discussed above) and the fair value of debt subject to interest rate swaps, less (b) total cash and short-term investments in U.S. Treasury securities per the accompanying consolidated balance sheet in excess of $25 million. In accordance with the Revolving Credit Facility agreement, consolidated EBITDA for 2012 was calculated as OIBDA plus equity-based compensation expense.

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

TIME WARNER CABLE INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS

OF OPERATIONS AND FINANCIAL CONDITION—(Continued)

The following table summarizes the Company’s aggregate contractual obligations outstanding as of December 31, 2012, and the estimated timing and effect that such obligations are expected to have on the Company’s liquidity and cash flows in future periods (in millions):

	2013	2014-2015	2016-2017	Thereafter	Total
Programming and content purchases(a)	$4,598	$7,344	$5,215	$6,415	$23,572
Outstanding debt and mandatorily redeemable preferred equity obligations(b)	1,802	2,254	2,006	20,701	26,763
Interest and dividends(c)	1,733	3,012	2,858	16,056	23,659
Operating leases(d)	138	246	191	299	874
Voice connectivity(e)	230	2	—	—	232
Data processing services	51	98	63	—	212
High-speed data connectivity(f)	49	37	8	39	133
Other(g)	171	139	17	56	383

Total	$8,772	$13,132	$10,358	$43,566	$75,828

(a)

Programming purchases represent contracts that the Company has with cable television networks and broadcast stations to provide programming services to its subscribers. The amounts included above represent estimates of the future programming costs for these contract requirements and commitments based on subscriber numbers and tier placement as of December 31, 2012 applied to the per-subscriber rates contained in these contracts. Actual amounts due under such contracts may differ from the amounts above based on the actual subscriber numbers and tier placements. These amounts also include programming rights negotiated directly with content owners for distribution on TWC-owned channels or networks.

(b)

Outstanding debt and mandatorily redeemable preferred equity obligations represent principal amounts due on outstanding debt obligations and the TW NY Cable Preferred Membership Units as of December 31, 2012. Amounts do not include any fair value adjustments, bond premiums, discounts, interest rate derivatives, interest payments or dividends.

(c)

Amounts are based on the outstanding debt and TW NY Cable Preferred Membership Units balances, respective interest or dividend rates (interest rates on variable-rate debt were held constant through maturity at the December 31, 2012 rates) and maturity schedule of the respective instruments as of December 31, 2012. Interest ultimately paid on these obligations may differ based on changes in interest rates for variable-rate debt, as well as any potential future refinancings entered into by the Company. See Notes 8 and 9 to the accompanying consolidated financial statements for further details.

(d)	The Company has lease obligations under various operating leases including minimum lease obligations for real estate and operating equipment.
(e)

Voice connectivity obligations relate to transport, switching and interconnection services, primarily provided by Sprint, that allow for the origination and termination of local and long-distance telephony traffic. These expenses also include related technical support services. As discussed in “Results of Operations—2012 vs. 2011—Cost of Revenue,” the Company is in an ongoing process of replacing Sprint as the provider of transport, switching and interconnection services. There is generally no obligation to purchase these services if the Company is not providing voice service. The amounts included above are estimated based on the number of voice subscribers as of December 31, 2012 and the per-subscriber contractual rates contained in the contracts that were in effect as of December 31, 2012 and also reflect the replacement of Sprint between the fourth quarter 2010 and the first quarter of 2014.

(f)	High-speed data connectivity obligations are based on the contractual terms for bandwidth circuits that were in use as of December 31, 2012.
(g)

Other contractual obligations does not include the Company’s reserve for uncertain tax positions and related accrued interest and penalties, which as of December 31, 2012 totaled $95 million, as the specific timing of any cash payments relating to this obligation cannot be projected with reasonable certainty.

The Company’s total rent expense was $237 million, $202 million and $212 million in 2012, 2011 and 2010, respectively. Included within these amounts are pole attachment rental fees of $77 million, $55 million and $71 million in 2012, 2011 and 2010, respectively.

Minimum pension funding requirements have not been presented in the table above as such amounts have not been determined beyond 2012. The Company was not required to make any cash contributions to its qualified pension plans in 2012; however, the Company made discretionary cash contributions of $285 million to the qualified pension plans in 2012 and may make discretionary cash contributions to these plans in 2013. For the nonqualified pension plan, the Company contributed $4 million during 2012 and will continue to make contributions in 2013 to the extent benefits are paid.

Contingent Commitments

TWC has cable franchise agreements containing provisions requiring the construction of cable plant and the provision of services to customers within the franchise areas. In connection with these obligations under existing franchise agreements, TWC obtains surety bonds or letters of credit guaranteeing performance to municipalities and public utilities and payment of

TIME WARNER CABLE INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS

OF OPERATIONS AND FINANCIAL CONDITION—(Continued)

insurance premiums. Such surety bonds and letters of credit as of December 31, 2012 and 2011 totaled $353 million and $335 million, respectively. Payments under these arrangements are required only in the event of nonperformance. TWC does not expect that these contingent commitments will result in any amounts being paid in the foreseeable future.

MARKET RISK MANAGEMENT

Market risk is the potential gain/loss arising from changes in market rates and prices, such as interest rates.

Interest Rate Risk

Fixed-rate Debt and TW NY Cable Preferred Membership Units

As of December 31, 2012, TWC had fixed-rate debt and TW NY Cable Preferred Membership Units with an outstanding balance of $26.670 billion and an estimated fair value of $32.069 billion. As discussed below, TWC has entered into interest rate swaps to effectively convert a portion of its fixed-rate debt to variable-rate debt. Based on TWC’s fixed-rate debt obligations outstanding at December 31, 2012, a 25 basis point increase or decrease in the level of interest rates would, respectively, decrease or increase the fair value of the fixed-rate debt by approximately $675 million (excluding the impact of such rate changes on the fair value of the interest rate swaps). Such potential increases or decreases are based on certain simplifying assumptions, including a constant level of fixed-rate debt and an immediate, across-the-board increase or decrease in the level of interest rates with no other subsequent changes for the remainder of the period.

Variable-rate Debt

As of December 31, 2012, TWC had no outstanding variable-rate debt. However, as discussed below, TWC has entered into interest rate swaps to effectively convert a portion of its fixed-rate debt to variable-rate debt.

Interest Rate Derivative Transactions

The Company is exposed to the market risk of changes in interest rates. To manage the volatility relating to these exposures, the Company’s policy is to maintain a mix of fixed-rate and variable-rate debt by entering into various interest rate derivative transactions as described below to help achieve that mix. Using interest rate swaps, the Company agrees to exchange, at specified intervals, the difference between fixed and variable interest amounts calculated by reference to an agreed-upon notional principal amount.

The following table summarizes the terms of the Company’s existing fixed to variable interest rate swaps as of December 31, 2012:

Maturities	2013-2018
Notional amount (in millions)	$7,750
Average pay rate (variable based on LIBOR plus variable margins)	4.35%
Average receive rate (fixed)	6.43%
Estimated fair value of interest rate swap assets, net (in millions)	$294

The notional amounts of interest rate instruments, as presented in the above table, are used to measure interest to be paid or received and do not represent the amount of exposure to credit loss. Interest rate swaps represent an integral part of the Company’s interest rate risk management program and resulted in a decrease in interest expense, net, of $160 million in 2012.

Foreign Currency Exchange Risk

TWC is exposed to the market risks associated with fluctuations in the British pound sterling exchange rate as it relates to its £1.275 billion aggregate principal amount of fixed-rate British pound sterling denominated debt outstanding. As described further in Note 10 to the accompanying consolidated financial statements, the Company has entered into cross-currency swaps to effectively convert the entire balance of its fixed-rate British pound sterling denominated debt, including

TIME WARNER CABLE INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS

OF OPERATIONS AND FINANCIAL CONDITION—(Continued)

annual interest payments and the payment of principal at maturity, to fixed-rate U.S. dollar denominated debt, hedging the risk that the cash flows related to annual interest payments and the payment of principal at maturity may be adversely affected by fluctuations in currency exchange rates. The gains and losses on the cross-currency swaps offset changes in the fair value of the Company’s fixed-rate British pound sterling denominated debt resulting from changes in exchange rates.

Equity Risk

Prior to 2007, some of TWC’s employees were granted options to purchase shares of Time Warner common stock in connection with their past employment with subsidiaries and affiliates of Time Warner, including TWC. Upon the exercise of Time Warner stock options held by TWC employees, TWC is obligated to reimburse Time Warner for the excess of the market price of Time Warner common stock on the day of exercise over the option exercise price (the “intrinsic” value of the award). The Company records the equity award reimbursement obligation at fair value in other current liabilities in the consolidated balance sheet, which is estimated using the Black-Scholes model. The change in the equity award reimbursement obligation fluctuates primarily with the fair value and expected volatility of Time Warner common stock and changes in fair value are recorded in other income (expense), net, in the period of change. For the year ended December 31, 2012, TWC recognized a loss of $9 million in other income (expense), net, in the accompanying consolidated statement of operations for the change in the fair value of the equity award reimbursement obligation.

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

Fair Value Estimates

Business Combinations

The Company must estimate the fair value of assets acquired and liabilities assumed whenever it acquires another business. This requires judgments regarding the identification of acquired assets and liabilities assumed, some of which may not have been previously recorded by the acquired business, as well as judgments regarding the valuation of all identified acquired assets and assumed liabilities. The Company determines the assets acquired and liabilities assumed by reviewing the operations, interviewing management and reviewing the financial, contractual and regulatory information of the acquired business. An example of judgment involved is the determination of whether a pre-acquisition contingency, whose fair value cannot be determined, should be recorded as an assumed liability because the risk of loss is both probable and reasonably estimable. A failure to identify such a liability or to inappropriately record a liability could result in an understatement or overstatement of both liabilities and goodwill. Once the acquired assets and assumed liabilities are identified, the Company estimates the fair values of the assets and liabilities using a variety of approaches that require significant judgments. For example, intangible assets are typically valued using a discounted cash flow (“DCF”) model which requires estimates of the future cash flows that are attributable to the intangible asset. A DCF analysis also requires significant judgments regarding the selection of discount rates that are intended to reflect the risks that are inherent in the projected cash flows, the determination of terminal growth rates, and judgments about the useful life and pattern of use of the underlying intangible asset. As another example, the valuation of acquired property, plant and equipment requires judgments about current market values, replacement costs, the physical and functional obsolescence of the asset and its remaining useful life. A failure to appropriately assign fair values to acquired assets and assumed liabilities could significantly impact the amount and timing of future depreciation and amortization expense, as well as significantly overstate or understate the Company’s assets or liabilities.

TIME WARNER CABLE INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS

OF OPERATIONS AND FINANCIAL CONDITION—(Continued)

Derivative Financial Instruments

The Company uses derivative financial instruments primarily to manage the risks associated with fluctuations in interest rates and foreign currency exchange rates and recognizes all derivative financial instruments in the consolidated balance sheet as either assets or liabilities at fair value. As discussed further in Note 10 to the accompanying consolidated financial statements, changes in the fair value of a derivative financial instrument designated as a fair value hedge (e.g., the Company’s interest rate swaps) are recognized in earnings in the period of change together with the offsetting loss or gain on the hedged item attributable to the risk being hedged. For a derivative financial instrument designated as a cash flow hedge (e.g., the Company’s cross-currency swaps), the effective portion of the gain or loss on the derivative financial instrument is initially reported in equity as a component of accumulated other comprehensive income (loss), net, and subsequently reclassified into earnings when the hedged item (e.g., a forecasted transaction denominated in a foreign currency) affects earnings. The ineffective portion of the gain or loss is reported in earnings immediately. For a derivative financial instrument not designated as a hedging instrument (e.g., the equity award reimbursement obligation to Time Warner), the gain or loss is recognized in earnings in the period of change.

The Company determines the fair value of its interest rate swaps using a DCF analysis based on the terms of the contract. This requires estimates of future interest rates and judgments about the future credit worthiness of the Company and each counterparty over the terms of the contracts. Similarly, the Company determines the fair value of its cross-currency swaps using a DCF analysis based on the terms of the contracts. This valuation requires estimates of future interest rates, forward exchange rates and judgments about the future credit worthiness of the Company and each counterparty over the terms of the contracts. The fair value of the Time Warner equity award reimbursement obligation is estimated using the Black-Scholes model.

Indefinite-lived Intangible Assets and Goodwill

At least annually, the Company performs separate tests to determine if its indefinite lived intangible assets (primarily cable franchise rights) and its goodwill are impaired. Under the accounting rules, the Company can elect to perform a qualitative assessment to determine if an impairment is more likely than not to have occurred. If an impairment is more likely than not to have occurred, then a quantitative assessment is required, which may or may not result in an impairment charge. The determination of whether an impairment is more likely than not to have occurred requires significant judgment regarding potential changes in valuation inputs and includes a review of the Company’s most recent long-range projections, analysis of operating results versus the prior year, changes in market values, changes in discount rates and changes in terminal growth rate assumptions. As discussed further in Note 7 to the accompanying consolidated financial statements, based on its qualitative assessment, the Company determined that it was not more likely than not that its cable franchise rights and goodwill were impaired as of July 1, 2012 and, therefore, the Company did not perform a quantitative assessment as part of its annual impairment testing.

Income Taxes

From time to time, the Company engages in transactions in which the tax consequences may be subject to uncertainty. Examples of such transactions include business acquisitions and dispositions, including dispositions designed to be tax free, issues related to consideration paid or received, investments and certain financing transactions. Significant judgment is required in assessing and estimating the tax consequences of these transactions. The Company prepares and files tax returns based on interpretation of tax laws and regulations. In the normal course of business, the Company’s tax returns are subject to examination by various taxing authorities. Such examinations may result in future tax, interest and penalty assessments by these taxing authorities. In determining the Company’s income tax provision for financial reporting purposes, the Company establishes a reserve for uncertain income tax positions unless such positions are determined to be more likely than not of being sustained upon examination, based on their technical merits. That is, for financial reporting purposes, the Company only recognizes tax benefits taken on the tax return that it believes are more likely than not of being sustained. There is considerable judgment involved in determining whether positions taken on the tax return are more likely than not of being sustained.

TIME WARNER CABLE INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS

OF OPERATIONS AND FINANCIAL CONDITION—(Continued)

The Company adjusts its tax reserve estimates periodically because of ongoing examinations by, and settlements with, the various taxing authorities, as well as changes in tax laws, regulations and interpretations. The consolidated income tax provision of any given year includes adjustments to prior year income tax accruals that are considered appropriate and any related estimated interest. The Company’s policy is to recognize, when applicable, interest and penalties on uncertain income tax positions as part of income tax provision. Refer to Note 16 to the accompanying consolidated financial statements for further details.

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

Pension Plans

TWC sponsors two qualified defined benefit pension plans covering a majority of its employees. TWC also provides a nonqualified defined benefit pension plan for certain employees. Pension benefits are based on formulas that reflect the employees’ years of service and compensation during their employment period. The Company recognized pension expense associated with these plans of $183 million, $123 million and $117 million in 2012, 2011 and 2010, respectively. The pension expense recognized by the Company is determined using certain assumptions, including the expected long-term rate of return on plan assets, the interest factor implied by the discount rate and the expected rate of compensation increases. TWC uses a December 31 measurement date for its pension plans. See Notes 3 and 14 to the accompanying consolidated financial statements for additional discussion. The determination of these assumptions is discussed in more detail below.

The Company used a discount rate of 5.21% to compute 2012 pension expense, which was determined by the matching of plan liability cash flows to a portfolio of bonds individually selected from a large population of high-quality corporate bonds. A decrease in the discount rate of 25 basis points, from 5.21% to 4.96% while holding all other assumptions constant, would have resulted in an increase in the Company’s pension expense of approximately $23 million in 2012.

The Company’s expected long-term rate of return on plan assets used to compute 2012 pension expense was 7.75%. In developing the expected long-term rate of return on assets, the Company considered the pension portfolio’s composition, past average rate of earnings, discussions with portfolio managers and the Company’s asset allocation targets. A decrease in the expected long-term rate of return of 25 basis points, from 7.75% to 7.50%, while holding all other assumptions constant, would have resulted in an increase in the Company’s pension expense of approximately $5 million in 2012.

The Company used an estimated rate of future compensation increases of 5.25% to compute 2012 pension expense. A decrease in the rate of 25 basis points, from 5.25% to 5.00%, while holding all other assumptions constant, would have resulted in a decrease in the Company’s pension expense of approximately $9 million in 2012.

The Company expects pension expense to be approximately $220 million in 2013 based on a discount rate of 4.31%, an expected long-term rate of return on plan assets of 7.50% and an estimated rate of future compensation increases of 4.75%.

Programming Agreements

The Company exercises significant judgment in estimating programming expense associated with certain video programming contracts. The Company’s policy is to record video programming costs based on the Company’s contractual agreements with its programming vendors, which are generally multi-year agreements that provide for the Company to make

TIME WARNER CABLE INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS

OF OPERATIONS AND FINANCIAL CONDITION—(Continued)

payments to the programming vendors at agreed upon rates based on the number of subscribers to which the Company provides the programming service. If a programming contract expires prior to the parties’ entry into a new agreement and the Company continues to distribute the service, management estimates the programming costs during contract negotiations. In doing so, management considers the previous contractual rates, inflation and the status of the negotiations in determining its estimates. When the programming contract terms are finalized, an adjustment to programming expense is recorded, if necessary, to reflect the terms of the new contract. Management also makes estimates in the recognition of programming expense related to other items, such as the accounting for free periods and credits from service interruptions, as well as the allocation of consideration exchanged between the parties in multiple-element transactions. Additionally, judgments are also required by management when the Company purchases multiple services from the same programming vendor. In these scenarios, the total consideration provided to the programming vendor is allocated to the various services received based upon their respective estimated fair values. Because multiple services from the same programming vendor may be received over different contractual periods and may have different contractual rates, the allocation of consideration to the individual services may have an impact on the timing of the Company’s expense recognition.

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

CAUTION CONCERNING FORWARD-LOOKING STATEMENTS

This document contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, particularly statements anticipating future growth in revenue, OIBDA, cash provided by operating activities and other financial measures. Words such as “anticipates,” “estimates,” “expects,” “projects,” “intends,” “plans,” “believes” and words and terms of similar substance used in connection with any discussion of future operating or financial performance identify forward-looking statements. These forward-looking statements are included throughout this report and are based on management’s current expectations and beliefs about future events. As with any projection or forecast, they are subject to uncertainty and changes in circumstances.

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

•

the Company’s ability to deal effectively with the current challenging economic environment or further deterioration in the economy, which may negatively impact customers’ demand for the Company’s services and also result in a reduction in the Company’s advertising revenue;

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

TIME WARNER CABLE INC.

CONSOLIDATED BALANCE SHEET

	December 31,
	2012	2011
	(in millions)
ASSETS
Current assets:
Cash and equivalents	$3,304	$5,177
Short-term investments in U.S. Treasury securities	150	—
Receivables, less allowances of $65 million and $62 million as of December 31, 2012 and 2011, respectively	883	767
Deferred income tax assets	317	267
Other current assets	223	187

Total current assets	4,877	6,398
Investments	87	774
Property, plant and equipment, net	14,742	13,905
Intangible assets subject to amortization, net	641	228
Intangible assets not subject to amortization	26,011	24,272
Goodwill	2,889	2,247
Other assets	562	452

Total assets	$49,809	$48,276

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$653	$545
Deferred revenue and subscriber-related liabilities	183	169
Accrued programming expense	872	807
Current maturities of long-term debt	1,518	2,122
Mandatorily redeemable preferred equity issued by a subsidiary	300	—
Other current liabilities	1,799	1,727

Total current liabilities	5,325	5,370
Long-term debt	25,171	24,320
Mandatorily redeemable preferred equity issued by a subsidiary	—	300
Deferred income tax liabilities, net	11,280	10,198
Other liabilities	750	551
Commitments and contingencies (Note 18)
TWC shareholders’ equity:
Common stock, $0.01 par value, 297.7 million and 315.0 million shares issued and outstanding as of December 31, 2012 and 2011, respectively	3	3
Additional paid-in capital	7,576	8,018
Retained earnings	363	68
Accumulated other comprehensive loss, net	(663)	(559)

Total TWC shareholders’ equity	7,279	7,530
Noncontrolling interests	4	7

Total equity	7,283	7,537

Total liabilities and equity	$49,809	$48,276

See accompanying notes.

TIME WARNER CABLE INC.

CONSOLIDATED STATEMENT OF OPERATIONS

	Year Ended December 31,
	2012	2011	2010
	(in millions, except per share data)
Revenue	$21,386	$19,675	$18,868
Costs and expenses:
Cost of revenue(a)	9,942	9,138	8,873
Selling, general and administrative(a)	3,620	3,311	3,125
Depreciation	3,154	2,994	2,961
Amortization	110	33	168
Merger-related and restructuring costs	115	70	52
Asset impairments	—	60	—

Total costs and expenses	16,941	15,606	15,179

Operating Income	4,445	4,069	3,689
Interest expense, net	(1,606)	(1,518)	(1,394)
Other income (expense), net	497	(89)	(99)

Income before income taxes	3,336	2,462	2,196
Income tax provision	(1,177)	(795)	(883)

Net income	2,159	1,667	1,313
Less: Net income attributable to noncontrolling interests	(4)	(2)	(5)

Net income attributable to TWC shareholders	$2,155	$1,665	$1,308

Net income per common share attributable to TWC common shareholders:
Basic	$6.97	$5.02	$3.67

Diluted	$6.90	$4.97	$3.64

Average common shares outstanding:
Basic	307.8	329.7	354.2

Diluted	312.4	335.3	359.5

Cash dividends declared per share	$2.24	$1.92	$1.60

(a)	Cost of revenue and selling, general and administrative expenses exclude depreciation.

See accompanying notes.

TIME WARNER CABLE INC.

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

	Year Ended December 31,
	2012	2011	2010
	(in millions)
Net income	$2,159	$1,667	$1,313
Change in accumulated unrealized losses on pension benefit obligation, net of income tax benefit (provision) of $100 million in 2012, $160 million in 2011 and $(25) million in 2010	(167)	(250)	24
Change in accumulated deferred gains (losses) on cash flow hedges, net of income tax benefit (provision) of $(40) million in 2012, $12 million in 2011 and $(2) million in 2010	63	(18)	4

Other comprehensive income (loss)	(104)	(268)	28

Comprehensive income	2,055	1,399	1,341
Less: Comprehensive income attributable to noncontrolling interests	(4)	(2)	(5)

Comprehensive income attributable to TWC shareholders	$2,051	$1,397	$1,336

See accompanying notes.

TIME WARNER CABLE INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

	Year Ended December 31,
	2012	2011	2010
	(in millions)
OPERATING ACTIVITIES
Net income	$2,159	$1,667	$1,313
Adjustments for noncash and nonoperating items:
Depreciation	3,154	2,994	2,961
Amortization	110	33	168
Asset impairments	—	60	—
(Income) loss from equity-method investments, net of cash distributions	(426)	109	132
Pretax gain on sale of investment in Clearwire	(64)	—	—
Deferred income taxes	562	638	687
Equity-based compensation	130	112	109
Excess tax benefit from equity-based compensation	(81)	(48)	(19)
Changes in operating assets and liabilities, net of acquisitions and dispositions:
Receivables	(63)	(25)	(50)
Accounts payable and other liabilities	(26)	202	(177)
Other changes	70	(54)	94

Cash provided by operating activities	5,525	5,688	5,218

INVESTING ACTIVITIES
Capital expenditures	(3,095)	(2,937)	(2,930)
Acquisitions and investments, net of cash acquired and distributions received	(1,308)	(630)	48
Proceeds from SpectrumCo’s sale of spectrum licenses	1,112	—	—
Proceeds from sale of investment in Clearwire	64	—	—
Short-term investments in U.S. Treasury securities	(150)	—	—
Other investing activities	32	37	10

Cash used by investing activities	(3,345)	(3,530)	(2,872)

FINANCING ACTIVITIES
Short-term repayments, net	—	—	(1,261)
Proceeds from issuance of long-term debt	2,258	3,227	1,872
Repayments of long-term debt	(2,100)	—	(8)
Repayments of long-term debt assumed in acquisitions	(1,730)	(44)	—
Debt issuance costs	(26)	(25)	(25)
Proceeds from exercise of stock options	140	114	122
Taxes paid in cash in lieu of shares issued for equity-based compensation	(45)	(29)	(9)
Excess tax benefit from equity-based compensation	81	48	19
Dividends paid	(700)	(642)	(576)
Repurchases of common stock	(1,850)	(2,657)	(472)
Acquisition of noncontrolling interest	(32)	—	—
Other financing activities	(49)	(20)	(9)

Cash used by financing activities	(4,053)	(28)	(347)

Increase (decrease) in cash and equivalents	(1,873)	2,130	1,999
Cash and equivalents at beginning of year	5,177	3,047	1,048

Cash and equivalents at end of year	$3,304	$5,177	$3,047

See accompanying notes.

TIME WARNER CABLE INC.

CONSOLIDATED STATEMENT OF EQUITY

	Common Stock	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss, Net	Non- controlling Interests	Total Equity
	(in millions)
Balance as of December 31, 2009	$4	$9,813	$(813)	$(319)	$4	$8,689
Net income	—	—	1,308	—	5	1,313
Other comprehensive income	—	—	—	28	—	28

Comprehensive income	—	—	1,308	28	5	1,341
Equity-based compensation expense	—	109	—	—	—	109
Shares issued upon the exercise of TWC stock options	—	122	—	—	—	122
Taxes paid in lieu of shares issued for equity-based compensation	—	(9)	—	—	—	(9)
Cash dividends declared ($1.60 per common share)	—	(432)	(144)	—	—	(576)
Repurchase and retirement of common stock	(1)	(217)	(297)	—	—	(515)
Other changes(a)	—	58	—	—	(2)	56

Balance as of December 31, 2010	3	9,444	54	(291)	7	9,217
Net income	—	—	1,665	—	2	1,667
Other comprehensive loss	—	—	—	(268)	—	(268)

Comprehensive income (loss)	—	—	1,665	(268)	2	1,399
Equity-based compensation expense	—	113	—	—	—	113
Shares issued upon the exercise of TWC stock options	—	114	—	—	—	114
Taxes paid in lieu of shares issued for equity-based compensation	—	(29)	—	—	—	(29)
Cash dividends declared ($1.92 per common share)	—	(632)	(11)	—	—	(643)
Repurchase and retirement of common stock	—	(992)	(1,640)	—	—	(2,632)
Other changes	—	—	—	—	(2)	(2)

Balance as of December 31, 2011	3	8,018	68	(559)	7	7,537
Net income	—	—	2,155	—	4	2,159
Other comprehensive loss	—	—	—	(104)	—	(104)

Comprehensive income (loss)	—	—	2,155	(104)	4	2,055
Equity-based compensation expense	—	130	—	—	—	130
Excess tax benefit realized from equity-based compensation	—	62	—	—	—	62
Shares issued upon the exercise of TWC stock options	—	140	—	—	—	140
Taxes paid in lieu of shares issued for equity-based compensation	—	(45)	—	—	—	(45)
Cash dividends declared ($2.24 per common share)	—	(143)	(557)	—	—	(700)
Repurchase and retirement of common stock	—	(562)	(1,303)	—	—	(1,865)
Acquisition of noncontrolling interest	—	(27)	—	—	(5)	(32)
Other changes	—	3	—	—	(2)	1

Balance as of December 31, 2012	$3	$7,576	$363	$(663)	$4	$7,283

(a)	Amount primarily represents the true-up of TWC’s deferred income tax asset associated with vested Time Warner Inc. stock options.

See accompanying notes.

TIME WARNER CABLE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Description of Business

Time Warner Cable Inc. (together with its subsidiaries, “TWC” or the “Company”) is among the largest providers of video, high-speed data and voice services in the U.S., with technologically advanced, well-clustered cable systems located mainly in five geographic areas – New York State (including New York City), the Carolinas, the Midwest (including Ohio, Kentucky and Wisconsin), Southern California (including Los Angeles) and Texas. TWC offers video, high-speed data and voice services to residential and business services customers over the Company’s broadband cable systems. TWC’s business services also include networking and transport services (including cell tower backhaul services) and managed and outsourced information technology (“IT”) solutions and cloud services. TWC also sells advertising to a variety of national, regional and local customers.

Basis of Presentation

Basis of Consolidation

The consolidated financial statements include all of the assets, liabilities, revenue, expenses and cash flows of TWC and all entities in which TWC has a controlling voting interest. In accordance with authoritative guidance issued by the Financial Accounting Standards Board (“FASB”) related to consolidation, the consolidated financial statements include the results of the Time Warner Entertainment-Advance/Newhouse Partnership (“TWE-A/N”) only for the TWE-A/N cable systems that are controlled by TWC and for which TWC holds an economic interest. Intercompany accounts and transactions between consolidated companies have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and footnotes thereto. Actual results could differ from those estimates. Significant estimates inherent in the preparation of the consolidated financial statements include accounting for allowances for doubtful accounts, investments, depreciation and amortization, business combinations, derivative financial instruments, pension benefits, equity-based compensation, income taxes, contingencies, certain programming arrangements and asset impairments. Allocation methodologies used to prepare the consolidated financial statements are based on estimates and have been described in the notes, where appropriate.

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

TIME WARNER CABLE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

became effective for TWC on January 1, 2012 and did not have a material impact on the Company’s consolidated financial statements.

Testing Goodwill for Impairment

In September 2011, the FASB issued authoritative guidance that allows an entity to use a qualitative approach to test goodwill for impairment. Under this guidance, an entity has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. In addition, an entity has the option to bypass the qualitative assessment for any reporting unit in any period and proceed directly to performing the first step of the two-step goodwill impairment test. This guidance became effective for TWC’s goodwill impairment test performed as of July 1, 2012 and did not have a material impact on the Company’s consolidated financial statements. Refer to Note 7 for further details regarding the results of the Company’s annual impairment testing.

Testing Indefinite-Lived Intangible Assets for Impairment

In July 2012, the FASB issued authoritative guidance that allows companies the option to perform a qualitative assessment to determine whether further impairment testing of indefinite-lived intangible assets is necessary. Under this guidance, an entity is required to perform a quantitative impairment test if qualitative factors indicate that it is more likely than not that indefinite-lived intangible assets are impaired. The qualitative factors are similar to the guidance established for goodwill impairment testing and include identifying and assessing events and circumstances that would most significantly impact, individually or in the aggregate, the carrying value of the indefinite-lived intangible assets. TWC elected to early adopt this guidance, which became effective for TWC’s indefinite-lived intangible asset impairment tests performed as of July 1, 2012 and did not have a material impact on the Company’s consolidated financial statements. Refer to Note 7 for further details regarding the results of the Company’s annual impairment testing.

Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income

In January 2013, the FASB issued authoritative guidance that requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under GAAP to be reclassified in their entirety to net income (e.g., net periodic pension benefit cost), an entity is required to cross-reference to other disclosures required under GAAP that provide additional detail about those amounts. TWC elected to early adopt this guidance during the fourth quarter of 2012, which did not have a material impact on the Company’s consolidated financial statements.

3.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash and Equivalents

Cash and equivalents include money market funds, overnight deposits and other investments that are readily convertible into cash and have original maturities of three months or less. Cash equivalents are carried at cost, which approximates fair value.

Short-term Investments in U.S. Treasury Securities

Short-term investments in U.S. Treasury securities have original maturities of six months. Such investments are classified as held-to-maturity and stated at amortized cost. As of December 31, 2012, held-to-maturity securities have amortized costs of $150 million, which approximates fair value.

TIME WARNER CABLE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Accounts Receivable

Accounts receivable are recorded at net realizable value. The Company maintains an allowance for doubtful accounts, which is determined after considering past collection experience, aging of accounts receivable, general economic factors and other considerations. Changes in the Company’s allowance for doubtful accounts from January 1 through December 31 are presented below (in millions):

	2012	2011	2010
Balance at beginning of year	$62	$74	$74
Provision for bad debts(a)	224	221	237
Write-offs, net of recoveries	(221)	(233)	(237)

Balance at end of year	$65	$62	$74

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

Additionally, the carrying value of investments accounted for using the equity method of accounting is adjusted downward to reflect any other-than-temporary declines in value. A subjective aspect of accounting for investments involves determining whether an other-than-temporary decline in value of the investment has been sustained. If it has been determined that an investment has sustained an other-than-temporary decline in its value, the investment is written down to its fair value by a charge to earnings. This evaluation is dependent on the specific facts and circumstances. TWC evaluates available information (e.g., budgets, business plans, financial statements, etc.) in addition to quoted market prices, if any, in determining whether an other-than-temporary decline in value exists. Factors indicative of an other-than-temporary decline include recurring operating losses, credit defaults and subsequent rounds of financing at an amount below the cost basis of the Company’s investment. This list is not all-inclusive and the Company weighs all known quantitative and qualitative factors in determining if an other-than-temporary decline in the value of an investment has occurred. Refer to Note 6 for further details.

Long-lived Assets

TWC’s long-lived assets consist primarily of property, plant and equipment and finite-lived intangible assets (e.g., cable franchise renewals and access rights). Property, plant and equipment are stated at cost and depreciation on these assets is provided using the straight-line method over their estimated useful lives. Acquired customer relationships are capitalized and amortized over their estimated useful lives and costs to negotiate and renew cable franchise rights are capitalized and amortized over the term of the new franchise agreement.

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

TIME WARNER CABLE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

labor and overhead, as well as interest. Sales and marketing costs, as well as the costs of repairing or maintaining existing fixed assets, are expensed as incurred.

As of December 31, 2012 and 2011, the Company’s property, plant and equipment and related accumulated depreciation included the following:

	December 31,		Estimated Useful Lives
	2012	2011
	(in millions)		(in years)
Land, buildings and improvements(a)	$1,778	$1,538	10-20
Distribution systems(b)	21,141	19,088	3-25
Converters and modems	5,806	5,591	3-5
Capitalized software costs(c)	1,895	1,607	3-5
Vehicles and other equipment	2,214	2,084	3-10
Construction in progress	438	468

Property, plant and equipment, gross	33,272	30,376
Accumulated depreciation	(18,530)	(16,471)

Property, plant and equipment, net	$14,742	$13,905

(a)	Land, buildings and improvements includes $170 million and $158 million related to land as of December 31, 2012 and 2011, respectively, which is not depreciated.
(b)	The weighted-average useful life for distribution systems is approximately 12.34 years.
(c)

Capitalized software costs reflect certain costs incurred for the development of internal use software, including costs associated with coding, software configuration, upgrades and enhancements. These costs, net of accumulated depreciation, totaled $738 million and $658 million as of December 31, 2012 and 2011, respectively. Depreciation of capitalized software costs was $237 million in 2012, $209 million in 2011 and $185 million in 2010.

Long-lived assets (e.g., property, plant and equipment and finite-lived intangible assets) do not require an annual impairment test; instead, long-lived assets are tested for impairment upon the occurrence of a triggering event. Triggering events include the more likely than not disposal of a portion of such assets or the occurrence of an adverse change in the market involving the business employing the related assets. Once a triggering event has occurred, the impairment test is based on whether the intent is to hold the asset for continued use or to hold the asset for sale. If the intent is to hold the asset for continued use, the impairment test first requires a comparison of estimated undiscounted future cash flows generated by the asset group against the carrying value of the asset group. If the carrying value of the asset group exceeds the estimated undiscounted future cash flows, the asset would be deemed to be impaired. The impairment charge would then be measured as the difference between the estimated fair value of the asset and its carrying value. Fair value is generally determined by discounting the future cash flows associated with that asset. If the intent is to hold the asset for sale and certain other criteria are met (e.g., the asset can be disposed of currently, appropriate levels of authority have approved the sale, and there is an active program to locate a buyer), the impairment test involves comparing the asset’s carrying value to its estimated fair value. To the extent the carrying value is greater than the asset’s estimated fair value, an impairment charge is recognized for the difference. Significant judgments in this area involve determining whether a triggering event has occurred, determining the future cash flows for the assets involved and selecting the appropriate discount rate to be applied in determining estimated fair value.

In early 2012, TWC ceased making its existing wireless service available to new wireless customers. As a result, during the fourth quarter of 2011, the Company impaired $60 million of assets related to the provision of wireless service that would no longer be utilized, of which a portion related to property, plant and equipment. Refer to Note 6 for further details.

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

At least annually, the Company performs separate tests to determine if its indefinite lived intangible assets (primarily cable franchise rights) and its goodwill are impaired. Under the accounting rules, the Company can elect to perform a

TIME WARNER CABLE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

qualitative assessment to determine if an impairment is more likely than not to have occurred. If an impairment is more likely than not to have occurred, then a quantitative assessment is required, which may or may not result in an impairment charge. The determination of whether an impairment is more likely than not to have occurred requires significant judgment regarding potential changes in valuation inputs and includes a review of the Company’s most recent long-range projections, analysis of operating results versus the prior year, changes in market values, changes in discount rates and changes in terminal growth rate assumptions. Refer to Note 7 for further details.

Business Combinations

The Company must estimate the fair value of assets acquired and liabilities assumed whenever it acquires another business. This requires judgments regarding the identification of acquired assets and liabilities assumed, some of which may not have been previously recorded by the acquired business, as well as judgments regarding the valuation of all identified acquired assets and assumed liabilities. The Company determines the assets acquired and liabilities assumed by reviewing the operations, interviewing management and reviewing the financial, contractual and regulatory information of the acquired business. An example of judgment involved is the determination of whether a pre-acquisition contingency, whose fair value cannot be determined, should be recorded as an assumed liability because the risk of loss is both probable and reasonably estimable. A failure to identify such a liability or to inappropriately record a liability could result in an understatement or overstatement of both liabilities and goodwill. Once the acquired assets and assumed liabilities are identified, the Company estimates the fair values of the assets and liabilities using a variety of approaches that require significant judgments. For example, intangible assets are typically valued using a discounted cash flow (“DCF”) model which requires estimates of the future cash flows that are attributable to the intangible asset. A DCF analysis also requires significant judgments regarding the selection of discount rates that are intended to reflect the risks that are inherent in the projected cash flows, the determination of terminal growth rates, and judgments about the useful life and pattern of use of the underlying intangible asset. As another example, the valuation of acquired property, plant and equipment requires judgments about current market values, replacement costs, the physical and functional obsolescence of the asset and its remaining useful life. A failure to appropriately assign fair values to acquired assets and assumed liabilities could significantly impact the amount and timing of future depreciation and amortization expense, as well as significantly overstate or understate the Company’s assets or liabilities. Refer to Note 5 for further details.

Derivative Financial Instruments

The Company recognizes all derivative financial instruments in the consolidated balance sheet as either assets or liabilities at fair value. Derivative financial instruments are designated, if certain conditions are met, as either (a) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment (a “fair value hedge”) or (b) a hedge of the exposure to variable cash flows of a forecasted transaction or a hedge of the foreign currency exposure of a forecasted transaction denominated in a foreign currency (a “cash flow hedge”). For a derivative financial instrument designated as a fair value hedge, the gain or loss on the derivative financial instrument is recognized in earnings in the period of change together with the offsetting loss or gain on the hedged item attributable to the risk being hedged. As a result, the consolidated statement of operations includes the impact of changes in the fair value of both the derivative financial instrument and the hedged item, which reflects in earnings the extent to which the hedge is ineffective in achieving offsetting changes in fair value. For a derivative financial instrument designated as a cash flow hedge, the effective portion of the gain or loss on the derivative financial instrument is initially reported in equity as a component of accumulated other comprehensive income (loss), net, and subsequently reclassified into earnings when the hedged item (e.g., a forecasted transaction denominated in a foreign currency) affects earnings. The ineffective portion of the gain or loss is reported in earnings immediately. For a derivative financial instrument not designated as a hedging instrument, the gain or loss is recognized in earnings in the period of change. The Company uses derivative financial instruments primarily to manage the risks associated with fluctuations in interest rates and foreign currency exchange rates and does not enter into derivative financial instruments for speculative or trading purposes.

The Company determines the fair value of its interest rate swaps using a DCF analysis based on the terms of the contract. This requires estimates of future interest rates and judgments about the future credit worthiness of the Company and each counterparty over the terms of the contracts. Similarly, the Company determines the fair value of its cross-currency swaps using a DCF analysis based on the terms of the contracts. This valuation requires estimates of future interest rates, forward exchange rates and judgments about the future credit worthiness of the Company and each counterparty over the

TIME WARNER CABLE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

terms of the contracts. The fair value of the Time Warner Inc. (“Time Warner”) equity award reimbursement obligation is estimated using the Black-Scholes model. Refer to Note 10 for further details.

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

Noncontrolling Interests

During the fourth quarter of 2012, TWC acquired the remaining 45.81% noncontrolling interest in Erie Telecommunications, Inc. (“Erie”) for $32 million and, as a result, TWC owns 100% of Erie. This acquisition was recorded as an equity transaction and is reflected as a financing activity in the consolidated statement of cash flows. As a result, the carrying balance of this noncontrolling interest of $5 million was eliminated, and the remaining $27 million, representing the difference between the purchase price and carrying balance, was recorded as a reduction to additional paid-in capital.

Revenue and Costs

Revenue is principally derived from residential services, business services, advertising and other services.

Residential services revenue consists of (i) video revenue, including residential subscriber fees for the Company’s various tiers or packages of video programming services, related equipment rental and installation charges, fees collected on behalf of governmental authorities, as well as revenue from premium networks, transactional video-on-demand and digital video recorder service; (ii) high-speed data revenue, including residential subscriber fees for the Company’s high-speed data services and related equipment rental and installation charges; (iii) voice revenue, including residential subscriber fees for the Company’s voice services and related installation charges and fees collected on behalf of governmental authorities and (iv) other revenue consisting primarily of revenue from home automation and monitoring services and other residential subscriber-related fees.

Business services revenue consists of (i) video revenue, including the same fee categories received from business video subscribers as described above under residential video revenue; (ii) high-speed data revenue, including business subscriber fees for the Company’s high-speed data services and related installation charges, as well as amounts generated by the sale of commercial networking and point-to-point transport services; (iii) voice revenue, including business subscriber fees for the Company’s voice services and related installation charges and fees collected on behalf of governmental authorities; (iv) wholesale transport revenue, including amounts generated by the sale of point-to-point transport services offered to wireless telephone providers (i.e., cell tower backhaul) and other carriers and (v) other revenue primarily consisting of revenue from managed and outsourced IT solutions and cloud services and other business subscriber-related fees.

TIME WARNER CABLE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Residential and business services subscriber fees are recorded as revenue in the period during which the service is provided. Residential and business services revenue received from subscribers who purchase bundled services at a discounted rate is allocated to each product in a pro-rata manner based on the individual product’s selling price (generally, the price at which the product is regularly sold on a standalone basis). Revenue recognition for bundled services is discussed further in “—Multiple-element Transactions—Sales of Multiple Products or Services” below. Installation revenue obtained from subscriber service connections is recognized as a component of residential and business services revenue when the connections are completed, as installation revenue recognized is less than the related direct selling costs.

Video programming, high-speed data connectivity and voice network costs are recorded as the services are provided. Video programming costs are recorded based on the Company’s contractual agreements with its programming vendors. These contracts are generally multi-year agreements that provide for the Company to make payments to the programming vendors at agreed upon rates based on the number of subscribers to which the Company provides the programming service. If a programming contract expires prior to the parties’ entry into a new agreement and the Company continues to distribute the service, management estimates the programming costs during contract negotiations. In doing so, management considers the previous contractual rates, inflation and the status of the negotiations in determining its estimates. When the programming contract terms are finalized, an adjustment to programming expense is recorded, if necessary, to reflect the terms of the new contract. Management also makes estimates in the recognition of programming expense related to other items, such as the accounting for free periods and credits from service interruptions, as well as the allocation of consideration exchanged between the parties in multiple-element transactions. Additionally, judgments are also required by management when the Company purchases multiple services from the same programming vendor. In these scenarios, the total consideration provided to the programming vendor is allocated to the various services received based upon their respective estimated fair values. Because multiple services from the same programming vendor may be received over different contractual periods and may have different contractual rates, the allocation of consideration to the individual services may have an impact on the timing of the Company’s expense recognition. Accounting for consideration exchanged between the parties in multiple-element transactions is discussed further in “—Multiple-element Transactions—Contemporaneous Purchases and Sales” below.

Launch fees received by the Company from programming vendors are recognized as a reduction of expense on a straight-line basis over the term of the related programming arrangement. Amounts received from programming vendors representing the reimbursement of marketing costs are recognized as a reduction of marketing expense as the marketing services are provided.

Advertising revenue is generated through the sale of video and online advertising inventory to local, regional and national advertising customers and is recognized in the period during which the advertisements are exhibited. Advertising costs are expensed upon the first exhibition of the related advertisements. Marketing expense (including advertising), net of certain reimbursements from programmers, was $653 million in 2012, $635 million in 2011 and $629 million in 2010.

Other revenue primarily includes (i) fees paid to TWC by the Advance/Newhouse Partnership for (a) the ability to distribute the Company’s high-speed data service and (b) TWC’s management of certain functions, including, among others, programming, as well as the provision of certain functions, including engineering; (ii) home shopping network-related revenue (including commissions earned on the sale of merchandise and carriage fees) and (iii) beginning in the fourth quarter of 2012, fees from distributors of the Company’s two Los Angeles regional sports networks.

Fees paid to TWC for the ability to distribute TWC’s services are recognized as revenue in the period in which TWC’s services are distributed to a consumer. Fees received for managing certain functions for the Advance/Newhouse Partnership are recognized as revenue in the period during which the management functions are performed. Home shopping network-related revenue is recognized as revenue in the period during which the merchandise is sold or the carriage fees are earned.

Multiple-element Transactions

Multiple-element transactions involve situations where judgment must be exercised in determining the fair value of the different elements in a bundled transaction. As the term is used here, multiple-element transactions can involve (i) contemporaneous purchases and sales (e.g., the Company sells advertising services to a customer and at the same time

TIME WARNER CABLE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

purchases programming services) and/or (ii) sales of multiple products and/or services (e.g., the Company sells video, high-speed data and voice services to a customer).

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

The Company’s accounting policy for each transaction negotiated contemporaneously is to record each element of the transaction based on the respective estimated fair values of the products or services purchased and the products or services sold. The judgments made in determining fair value in such transactions impact the amount of revenue, expenses and net income recognized over the respective terms of the transactions, as well as the respective periods in which they are recognized.

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

With respect to vendor advertising arrangements being negotiated simultaneously with the same cable network, TWC assesses whether each piece of the arrangement is at fair value. The factors that are considered in determining the individual fair value of the programming vary from arrangement to arrangement and include (i) the existence of a “most-favored-nation” clause or comparable assurances as to fair market value with respect to programming, (ii) a comparison to fees paid under a prior contract and (iii) a comparison to fees paid for similar networks. In determining the fair value of the advertising arrangement, the Company considers advertising rates paid by other advertisers on the Company’s systems with similar terms.

Sales of Multiple Products or Services

If the Company enters into sales contracts for the sale of multiple products or services, then the Company evaluates standalone selling price for each deliverable in the transaction. For example, the Company sells video, high-speed data and voice services to subscribers in a bundled package at a rate lower than if the subscriber purchases each product on an individual basis. Revenue received from such subscribers is allocated to each product in a pro-rata manner based on the standalone selling price of each of the respective services on an individual basis. As another example, if a subscriber moves from a bundled package containing two services to a bundled package containing three services, the increase in the total revenue received is not attributed to the additional service. Rather, the total revenue received from such subscribers are allocated to each of the three products in a pro-rata manner based on the relative selling price of each of the respective services on an individual basis.

Gross Versus Net Revenue Recognition

In the normal course of business, the Company acts as or uses an intermediary or agent in executing transactions with third parties. The accounting issue presented by these arrangements is whether the Company should report revenue based on the gross amount billed to the ultimate customer or on the net amount received from the customer after commissions and other payments to third parties. To the extent revenue is recorded on a gross basis, any commissions or other payments to third parties are recorded as expense so that the net amount (gross revenue less expense) is reflected in Operating Income. Accordingly, the impact on Operating Income is the same whether the Company records revenue on a gross or net basis.

TIME WARNER CABLE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For example, TWC is assessed franchise fees by franchising authorities, which are passed on to the customer. The accounting issue presented by these arrangements is whether TWC should report revenue based on the gross amount billed to the ultimate customer or on the net amount received from the customer after payments to franchising authorities. The Company has determined that these amounts should be reported on a gross basis. TWC’s policy is that, in instances where the fees are being assessed directly to the Company, amounts paid to the governmental authorities and amounts received from the customers are recorded on a gross basis. That is, amounts paid to the governmental authorities are recorded as cost of revenue and amounts received from the customer are recorded as revenue. The amount of such fees recorded on a gross basis related to video and voice services was $684 million in 2012, $610 million in 2011 and $585 million in 2010.

Accounting for Pension Plans

TWC sponsors two qualified defined benefit pension plans covering a majority of its employees. TWC also provides a nonqualified defined benefit pension plan for certain employees. Pension benefits are based on formulas that reflect the employees’ years of service and compensation during their employment period. The pension expense recognized by the Company is determined using certain assumptions, including the expected long-term rate of return on plan assets, the interest factor implied by the discount rate and the expected rate of compensation increases.

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

Prior to TWC’s separation from Time Warner on March 12, 2009 (the “Separation”), TWC was not a separate taxable entity for U.S. federal and various state income tax purposes and its results were included in the consolidated U.S. federal and certain state income tax returns of Time Warner. The income tax benefits and provisions, related tax payments, and current and deferred tax balances have been prepared as if TWC operated as a stand-alone taxpayer for all periods presented including periods through the date of the Separation. Under a tax sharing arrangement between TWC and Time Warner and with respect to periods prior to the Separation, TWC is obligated to make tax sharing payments to Time Warner in amounts equal to the estimated taxes it would have paid if it were a separate taxpayer and Time Warner is obligated to make payments to TWC for TWC tax attributes used by Time Warner, but only as and when TWC as a standalone taxpayer would have been able to use such attributes itself. The Company received net cash tax refunds from Time Warner of $6 million in 2012 and $87 million in 2010.

From time to time, the Company engages in transactions in which the tax consequences may be subject to uncertainty. Examples of such transactions include business acquisitions and dispositions, including dispositions designed to be tax free, issues related to consideration paid or received, investments and certain financing transactions. Significant judgment is required in assessing and estimating the tax consequences of these transactions. The Company prepares and files tax returns based on interpretation of tax laws and regulations. In the normal course of business, the Company’s tax returns are subject to examination by various taxing authorities. Such examinations may result in future tax, interest and penalty assessments by these taxing authorities. In determining the Company’s income tax provision for financial reporting purposes, the Company establishes a reserve for uncertain income tax positions unless such positions are determined to be more likely than not of being sustained upon examination, based on their technical merits. That is, for financial reporting purposes, the Company only recognizes tax benefits taken on the tax return that it believes are more likely than not of being sustained. There is considerable judgment involved in determining whether positions taken on the tax return are more likely than not of being sustained.

The Company adjusts its tax reserve estimates periodically because of ongoing examinations by, and settlements with, the various taxing authorities, as well as changes in tax laws, regulations and interpretations. The consolidated income tax

TIME WARNER CABLE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

provision of any given year includes adjustments to prior year income tax accruals that are considered appropriate and any related estimated interest. The Company’s policy is to recognize, when applicable, interest and penalties on uncertain income tax positions as part of income tax provision.

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

TIME WARNER CABLE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Set forth below is a reconciliation of net income attributable to TWC common shareholders per basic and diluted common share (in millions, except per share data):

	Year Ended December 31,
	2012	2011	2010
Net income attributable to TWC common shareholders	$2,144	$1,654	$1,299
Net income attributable to participating securities(a)	11	11	9

Net income attributable to TWC shareholders	$2,155	$1,665	$1,308

Average common shares outstanding:
Basic	307.8	329.7	354.2
Dilutive effect of nonparticipating equity awards	2.0	2.6	2.3
Dilutive effect of participating equity awards(a)	2.6	3.0	3.0

Diluted	312.4	335.3	359.5

Net income per common share attributable to TWC common shareholders:
Basic	$6.97	$5.02	$3.67

Diluted	$6.90	$4.97	$3.64

(a)	The Company’s restricted stock units granted to employees and non-employee directors are considered participating securities with respect to regular quarterly cash dividends.

Diluted net income per common share attributable to TWC common shareholders for the year ended December 31, 2011 excludes 2.2 million common shares that may be issued under the Company’s equity-based compensation plans because they do not have a dilutive effect. For the years ended December 31, 2012 and 2010, antidilutive common shares related to equity-based compensation plans were insignificant.

5.    BUSINESS ACQUISITIONS

Insight Acquisition

On February 29, 2012, TWC completed its acquisition of Insight Communications Company, Inc. and its subsidiaries (“Insight”) for $1.339 billion in cash, net of cash acquired and including a third-quarter 2012 post-closing purchase price adjustment of $4 million, and repaid $1.164 billion outstanding under Insight’s senior secured credit facility (including accrued interest), and terminated the facility. Additionally, during 2012, Insight’s $495 million in aggregate principal amount of senior notes due 2018 were redeemed for $579 million in cash (including premiums and accrued interest). The financial results for Insight, which served subscribers in Kentucky, Indiana and Ohio representing approximately 1.6 million primary service units (“PSUs”) as of the acquisition date, have been included in the Company’s consolidated financial statements from the acquisition date and did not significantly impact the Company’s consolidated financial results for the year ended December 31, 2012.

TIME WARNER CABLE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The preliminary purchase price allocation is as follows (in millions):

Property, plant and equipment (primarily distribution systems)	$857
Intangible assets subject to amortization (primarily customer relationships)(a)	477
Intangible assets not subject to amortization (cable franchise rights)	1,747
Goodwill	638
Other current and noncurrent assets	178
Long-term debt	(1,734)
Deferred income tax liabilities, net	(661)
Other current and noncurrent liabilities	(163)

Total purchase price	$1,339

(a)	The amortization period for acquired customer relationships is 6 years.

The allocation of the purchase price, which primarily used a DCF approach with respect to identified intangible assets and a combination of the cost and market approaches with respect to property, plant and equipment, is being finalized. The DCF approach was based upon management’s estimates of future cash flows and a discount rate consistent with the inherent risk of each of the acquired assets.

NewWave Cable Systems Acquisition

On November 1, 2011, TWC completed its acquisition of certain NewWave Communications (“NewWave”) cable systems in Kentucky and western Tennessee for $259 million in cash. The financial results for the NewWave cable systems, which served subscribers representing 138,000 PSUs as of the acquisition date, have been included in the Company’s consolidated financial statements from the acquisition date and did not significantly impact the Company’s consolidated financial results for the year ended December 31, 2011.

As part of the purchase price allocation, TWC recorded goodwill of $10 million and allocated $79 million to property, plant and equipment (e.g., primarily distribution systems) and $148 million to intangible assets not subject to amortization (e.g., cable franchise rights). The purchase price allocation primarily used a DCF approach with respect to identified intangible assets and a combination of the cost and market approaches with respect to property, plant and equipment. The DCF approach was based upon management’s estimates of future cash flows and a discount rate consistent with the inherent risk of each of the acquired assets.

NaviSite Acquisition

On April 21, 2011, TWC completed its acquisition of NaviSite, Inc. (“NaviSite”) for $263 million, net of cash acquired. At closing, TWC also repaid $44 million of NaviSite’s debt. NaviSite’s financial results have been included in the Company’s consolidated financial statements from the acquisition date and did not significantly impact the Company’s consolidated financial results for the year ended December 31, 2011.

As part of the purchase price allocation, TWC recorded goodwill of $144 million and allocated $61 million to property, plant and equipment (e.g., computer hardware) and $56 million to intangible assets subject to amortization (e.g., customer relationships, trademarks and developed technology) with a weighted-average amortization period of 6.71 years. The purchase price allocation primarily used a DCF approach with respect to identified intangible assets and a combination of the cost and market approaches with respect to property, plant and equipment. The DCF approach was based upon management’s estimates of future cash flows and a discount rate consistent with the inherent risk of each of the acquired assets.

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

TIME WARNER CABLE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

6.    INVESTMENTS

The components of the Company’s investments as of December 31, 2012 and 2011 and related ownership percentages as of December 31, 2012 are presented in the table below (in millions):

	Ownership Percentage	Investment Balance as of December 31,
		2012	2011
Equity-method investments:
SpectrumCo	31.2%	$8	$693
Other(a)		56	58

Total equity-method investments		64	751
Other investments		23	23

Total investments		$87	$774

(a)

Other includes other equity-method investments, such as MLB Network, LLC (6.4% owned), iN Demand L.L.C. (29.3% owned) and National Cable Communications LLC (16.7% owned). In addition, the Company has an equity-method investment in Sterling Entertainment Enterprises, LLC (doing business as SportsNet New York, 26.8% owned). The Company has received distributions in excess of its investment in SportsNet New York and has reflected this amount ($189 million and $101 million as of December 31, 2012 and 2011, respectively) in other liabilities in the consolidated balance sheet. In addition, during the first quarter of 2012, the Company made a loan of $40 million to SportsNet New York, which was repaid during the fourth quarter of 2012.

For the years ended December 31, 2012, 2011 and 2010, the Company recognized (income) losses from equity-method investments of $(454) million, $88 million and $110 million, respectively, which is included in other income (expense), net, in the consolidated statement of operations.

SpectrumCo

On August 24, 2012, SpectrumCo, LLC (“SpectrumCo”), a joint venture between TWC, Comcast Corporation (“Comcast”) and Bright House Networks, LLC (“Bright House”), sold all of its advanced wireless spectrum licenses to Cellco Partnership (doing business as Verizon Wireless), a joint venture between Verizon Communications Inc. (“Verizon”) and Vodafone Group Plc, for $3.6 billion in cash. Upon closing, TWC, which owns 31.2% of SpectrumCo, received $1.112 billion and recorded a pretax gain of $430 million ($261 million on an after-tax basis), which is included in other income (expense), net, in the consolidated statement of operations for the year ended December 31, 2012. As of December 31, 2012, the balance of the Company’s investment in SpectrumCo was $8 million, representing TWC’s share of SpectrumCo’s remaining members’ equity (primarily consisting of cash and equivalents, net of accrued expenses).

During the second quarter of 2012, the Company and Verizon Wireless began selling each other’s products and services in a number of cities under agency agreements entered into by TWC, Comcast, Bright House and Verizon Wireless that allow the cable companies to sell Verizon Wireless-branded wireless service, and Verizon Wireless to sell each cable company’s services. Subject to certain conditions, the cable companies have the option to offer wireless service under their own brands utilizing Verizon Wireless’ network, although the Company currently has no plans to offer such service. In addition, the cable companies and Verizon Wireless have formed an innovation technology joint venture to better integrate wireless and wireline services. These activities are subject to the requirements contained in the August 16, 2012 consent decree executed with the Department of Justice in connection with the SpectrumCo transaction, which limits where Verizon Wireless can sell TWC’s services as well as TWC’s ability to enter into agreements with Verizon under certain circumstances. The consent decree is pending the approval of the United States District Court for the District of Columbia.

Clearwire

As of the end of the third quarter of 2011, the balance of the Company’s investment in Clearwire Communications (as defined below) was zero due to historical equity losses and impairment charges.

TIME WARNER CABLE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On September 13, 2012, the Company exchanged all of its beneficially owned shares of Class B common stock of Clearwire Corporation (“Clearwire”) together with all of its beneficially owned Class B common units of Clearwire Communications LLC (“Clearwire Communications”) for shares of Class A common stock of Clearwire. On September 27, 2012, the Company sold these shares of Class A common stock for $64 million in cash. The sale resulted in a pretax gain of $64 million, which is included in other income (expense), net, in the consolidated statement of operations for the year ended December 31, 2012.

In addition, during the year ended December 31, 2012, the Company recorded an income tax benefit of $19 million primarily related to the sale of Clearwire’s Class A common stock. The income tax benefit included the reversal of a $46 million valuation allowance against a deferred income tax asset associated with the Company’s investment in Clearwire, which had been established due to the uncertainty of realizing the full benefit of such asset. The Company reversed the valuation allowance as a result of its ability to fully realize the capital losses from the sale of its Clearwire interests by offsetting capital gains related to SpectrumCo’s sale of its spectrum licenses.

In early 2012, TWC ceased making its existing wireless service available to new wireless customers. As a result, during the fourth quarter of 2011, the Company impaired $60 million of assets related to the provision of wireless service that would no longer be utilized. Of the $60 million noncash impairment, $44 million related to fixed assets and wireless devices and $16 million related to the remaining value of the wireless wholesale agreements with Sprint Nextel Corporation (“Sprint”) and Clearwire that were recorded upon TWC’s initial investment in Clearwire Communications in 2008.

7.    INTANGIBLE ASSETS AND GOODWILL

As of December 31, 2012 and 2011, the Company’s intangible assets and related accumulated amortization consisted of the following (in millions):

	December 31, 2012			December 31, 2011
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Intangible assets subject to amortization:
Customer relationships	$530	$(78)	$452	$50	$(7)	$43
Cable franchise renewals and access rights	269	(110)	159	252	(94)	158
Other	41	(11)	30	37	(10)	27

Total	$840	$(199)	$641	$339	$(111)	$228

Intangible assets not subject to amortization:
Cable franchise rights	$26,933	$(922)	$26,011	$25,194	$(922)	$24,272

The Company recorded amortization expense of $110 million in 2012, $33 million in 2011 and $168 million in 2010. Based on the remaining carrying value of intangible assets subject to amortization as of December 31, 2012, amortization expense is expected to be $124 million in 2013, $119 million in 2014, $115 million in 2015, $111 million in 2016 and $107 million in 2017. These amounts may vary as acquisitions and dispositions occur in the future.

TIME WARNER CABLE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Changes in the carrying value of the Company’s goodwill from January 1 through December 31 are presented below (in millions):

	2012	2011
Balance at beginning of year	$2,247	$2,091
Acquisition of Insight	638	—
Acquisition of NaviSite	2	142
Acquisition of NewWave cable systems	—	10
Other	2	4

Balance at end of year(a)	$2,889	$2,247

(a)	There were no accumulated goodwill impairment charges as of December 31, 2012 and 2011.

Annual Impairment Analysis

As of the Company’s July 1, 2012 annual testing date and based on its qualitative assessment, the Company determined that it was not more likely than not that its cable franchise rights and goodwill were impaired and, therefore, the Company did not perform a quantitative assessment as part of its annual impairment testing. In making that determination, management identified and analyzed qualitative factors, including factors that would most significantly impact a DCF valuation of the fair values of the cable franchise rights and the fair value of the Company’s reporting units. This process included a review of the Company’s most recent long-range projections, analysis of operating results versus the prior year, changes in market values, changes in discount rates and changes in terminal growth rate assumptions.

8.    DEBT

TWC’s debt as of December 31, 2012 and 2011 was as follows (in millions):

		Outstanding Balance as of December 31,
	Maturity	2012	2011
Senior notes and debentures(a)	2013-2042	$26,664	$26,427
Revolving credit facility	2017	—	—
Commercial paper program	2017	—	—
Capital leases	2013-2032	25	15

Total debt		26,689	26,442
Less: Current maturities		(1,518)	(2,122)

Total long-term debt		$25,171	$24,320

(a)	The weighted-average effective interest rate for the senior notes and debentures as of December 31, 2012 is 5.887% and includes the effects of interest rate swaps and cross-currency swaps.

TIME WARNER CABLE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Senior Notes and Debentures

TWC Notes and Debentures

Notes and debentures issued by TWC as of December 31, 2012 and 2011 were as follows (in millions):

	Date of				Outstanding Balance as of December 31,
			Interest Payment
	Issuance	Maturity		Principal	2012	2011
5.400% notes	Apr 2007	July 2012	Jan/July	$1,500	$—	$1,510
6.200% notes	June 2008	July 2013	Jan/July	1,500	1,516	1,540
8.250% notes	Nov 2008	Feb 2014	Feb/Aug	750	768	776
7.500% notes	Mar 2009	Apr 2014	Apr/Oct	1,000	1,031	1,046
3.500% notes	Dec 2009	Feb 2015	Feb/Aug	500	523	525
5.850% notes	Apr 2007	May 2017	May/Nov	2,000	2,167	2,138
6.750% notes	June 2008	July 2018	Jan/July	2,000	2,034	1,999
8.750% notes	Nov 2008	Feb 2019	Feb/Aug	1,250	1,238	1,237
8.250% notes	Mar 2009	Apr 2019	Apr/Oct	2,000	1,992	1,990
5.000% notes	Dec 2009	Feb 2020	Feb/Aug	1,500	1,478	1,475
4.125% notes	Nov 2010	Feb 2021	Feb/Aug	700	697	696
4.000% notes	Sep 2011	Sep 2021	Mar/Sep	1,000	992	991
5.750% notes(a)	May 2011	June 2031	June	1,016	1,012	968
6.550% debentures	Apr 2007	May 2037	May/Nov	1,500	1,492	1,492
7.300% debentures	June 2008	July 2038	Jan/July	1,500	1,496	1,496
6.750% debentures	June 2009	June 2039	June/Dec	1,500	1,462	1,460
5.875% debentures	Nov 2010	Nov 2040	May/Nov	1,200	1,178	1,177
5.500% debentures	Sep 2011	Sep 2041	Mar/Sep	1,250	1,229	1,228
5.250% notes(b)	June 2012	July 2042	July	1,057	1,046	—
4.500% debentures	Aug 2012	Sep 2042	Mar/Sep	1,250	1,243	—

Total(c)					$24,594	$23,744

(a)	Outstanding balance amounts as of December 31, 2012 and 2011 include £623 million valued at $1.012 billion and $968 million, respectively, using the exchange rate at each date.
(b)	Outstanding balance amount as of December 31, 2012 includes £643 million valued at $1.046 billion using the exchange rate at that date.
(c)

Outstanding balance amounts as of December 31, 2012 and 2011 include the estimated fair value of interest rate swap assets of $294 million and $293 million, respectively, and exclude an unamortized discount of $173 million and $170 million, respectively.

TWC has filed a shelf registration statement on Form S-3 with the Securities and Exchange Commission (“SEC”) that allows TWC to offer and sell from time to time a variety of securities. TWC has issued notes and debentures (the “TWC Notes and Debentures”) publicly in a number of offerings. Prior to September 30, 2012, TWC’s obligations under the TWC Notes and Debentures were guaranteed by the Company’s 100% owned subsidiaries, Time Warner Entertainment Company, L.P. (“TWE”) and TW NY Cable Holding Inc. (“TW NY”). In connection with an internal reorganization discussed further in Note 20, as of September 30, 2012, TWC’s obligations under the TWC Notes and Debentures are guaranteed by TW NY, Time Warner Cable Enterprises LLC (“TWCE”) and Time Warner Cable Internet Holdings II LLC (“TWC Internet Holdings II” and, together with TW NY and TWCE, the “TWC Debt Guarantors”), each a 100% owned subsidiary of the Company.

The TWC Notes and Debentures were issued pursuant to an indenture, dated as of April 9, 2007, as it has been and may be amended from time to time (the “TWC Indenture”), by and among the Company, the TWC Debt Guarantors and The Bank of New York Mellon, as trustee. The TWC Indenture contains customary covenants relating to restrictions on the ability of the Company or any material subsidiary to create liens and on the ability of the Company and the TWC Debt Guarantors to consolidate, merge or convey or transfer substantially all of their assets. The TWC Indenture also contains customary events of default. In connection with the internal reorganization discussed further in Note 20, on, and effective as of, September 30, 2012, the Company, TW NY, TWCE, TWC Internet Holdings II and The Bank of New York Mellon, as Trustee, entered into the Second Supplemental Indenture to the TWC Indenture, dated as of April 9, 2007, as amended,

TIME WARNER CABLE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

providing for (i) TWCE’s succession to, and assumption of, all of the rights and obligations of TWE as a guarantor under the TWC Indenture and the securities issued thereunder and (ii) the addition of TWC Internet Holdings II as a guarantor under the TWC Indenture and the securities issued thereunder.

The TWC Notes and Debentures are unsecured senior obligations of the Company and rank equally with its other unsecured and unsubordinated obligations. Interest on each series of TWC Notes and Debentures is payable semi-annually (with the exception of the British pound sterling denominated notes (the “Sterling Notes”), which is payable annually) in arrears. The guarantees of the TWC Notes and Debentures are unsecured senior obligations of the TWC Debt Guarantors and rank equally in right of payment with all other unsecured and unsubordinated obligations of the TWC Debt Guarantors.

The TWC Notes and Debentures may be redeemed in whole or in part at any time at the Company’s option at a redemption price equal to the greater of (i) all of the applicable principal amount being redeemed and (ii) the sum of the present values of the remaining scheduled payments on the applicable TWC Notes and Debentures discounted to the redemption date on a semi-annual basis (with the exception of the Sterling Notes, which are on an annual basis), at a comparable government bond rate plus a designated number of basis points as further described in the TWC Indenture and the applicable note or debenture, plus, in each case, accrued but unpaid interest to, but not including, the redemption date.

The Company may offer to redeem all, but not less than all, of the Sterling Notes in the event of certain changes in the tax laws of the U.S. (or any taxing authority in the U.S.). This redemption would be at a redemption price equal to 100% of the principal amount, together with accrued and unpaid interest on the Sterling Notes to, but not including, the redemption date.

TWCE Notes and Debentures

Notes and debentures issued by TWCE as of December 31, 2012 and 2011 were as follows (in millions):

	Date of				Outstanding Balance as of December 31,
	Issuance	Maturity	Interest Payment	Principal
					2012	2011
10.150% notes	Apr 1992	May 2012	May/Nov	$250	$—	$252
8.875% notes	Oct 1992	Oct 2012	Apr/Oct	350	—	356
8.375% debentures	Mar 1993	Mar 2023	Mar/Sept	1,000	1,027	1,030
8.375% debentures	July 1993	July 2033	Jan/July	1,000	1,043	1,045

Total(a)					$2,070	$2,683

(a)

Outstanding balance amounts as of December 31, 2012 and 2011, include an unamortized fair value adjustment of $70 million and $79 million, respectively, which includes the fair value adjustment recognized as a result of the 2001 merger of America Online, Inc. (now known as AOL Inc.) and Time Warner Inc. (now known as Historic TW). The fair value adjustment is amortized over the term of the related debt instrument as a reduction to interest expense. In addition, outstanding balance amount as of December 31, 2011, include the estimated fair value of interest rate swap assets of $4 million.

During 1992 and 1993, TWE issued notes and debentures publicly in a number of offerings. In connection with the internal reorganization discussed further in Note 20, TWE merged with and into TWCE, with TWCE as the surviving entity, on September 30, 2012. Accordingly, TWCE assumed all of the rights and obligations of TWE, including TWE’s previously issued notes and debentures (the “TWCE Notes and Debentures”). Prior to September 30, 2012, TWE’s obligations under the TWCE Notes and Debentures were guaranteed by TWC and TW NY. In connection with the internal reorganization, as of September 30, 2012, TWCE’s obligations under the TWCE Notes and Debentures are guaranteed by TWC, TW NY and TWC Internet Holdings II (collectively the “TWCE Debt Guarantors”). TWCE has no obligation to file separate reports with the SEC under the Securities Exchange Act of 1934, as amended.

The TWCE Notes and Debentures were issued pursuant to an indenture, dated as of April 30, 1992, as it has been and may be amended from time to time (the “TWCE Indenture”) by and among TWCE, the TWCE Debt Guarantors and The Bank of New York Mellon, as trustee. The TWCE Indenture contains customary covenants relating to restrictions on the ability of TWCE or any material subsidiary to create liens and on the ability of TWCE and the TWCE Debt Guarantors to consolidate, merge or convey or transfer substantially all of their assets. The TWCE Indenture also contains customary

TIME WARNER CABLE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

events of default. In connection with the internal reorganization discussed further in Note 20, on, and effective as of, September 30, 2012, the Company, TWCE, TW NY, TWC Internet Holdings II and The Bank of New York Mellon, as trustee, entered into the Twelfth Supplemental Indenture to the TWCE Indenture, dated as of April 30, 1992, as amended, providing for (i) TWCE’s succession to, and assumption of, all of the rights and obligations of TWE as issuer under the TWCE Indenture and the securities issued thereunder and (ii) the addition of TWC Internet Holdings II as a guarantor under the TWCE Indenture and the securities issued thereunder.

The TWCE Notes and Debentures are unsecured senior obligations of TWCE and rank equally with its other unsecured and unsubordinated obligations. Interest on each series of TWCE Notes and Debentures is payable semi-annually in arrears. The guarantees of the TWCE Notes and Debentures are unsecured senior obligations of the TWCE Debt Guarantors and rank equally in right of payment with all other unsecured and unsubordinated obligations of the TWCE Debt Guarantors. The TWCE Notes and Debentures are not redeemable before maturity.

Revolving Credit Facility and Commercial Paper Program

On April 27, 2012, the Company entered into a credit agreement for a $3.5 billion senior unsecured five-year revolving credit facility maturing in April 2017 (the “Revolving Credit Facility”). In connection with the entry into the Revolving Credit Facility, the Company’s $4.0 billion senior unsecured three-year revolving credit facility, scheduled to mature in November 2013, was terminated.

The Company’s obligations under the Revolving Credit Facility were initially guaranteed by TWE and TW NY but, in connection with the internal reorganization discussed further in Note 20, as of September 30, 2012, the obligations are guaranteed by TW NY, TWCE and TWC Internet Holdings II. Borrowings under the Revolving Credit Facility bear interest at a rate based on the credit rating of TWC, which interest rate was LIBOR plus 1.10% per annum as of December 31, 2012. In addition, TWC is required to pay a facility fee on the aggregate commitments under the Revolving Credit Facility at a rate determined by the credit rating of TWC, which rate was 0.15% per annum as of December 31, 2012. The Revolving Credit Facility provides same-day funding capability, and a portion of the aggregate commitments, not to exceed $500 million at any time, may be used for the issuance of letters of credit.

The Revolving Credit Facility contains a maximum leverage ratio covenant of 5.0 times TWC’s consolidated EBITDA. The terms and related financial metrics associated with the leverage ratio are defined in the agreement. At December 31, 2012, TWC was in compliance with the leverage ratio covenant, calculated in accordance with the agreement, with a ratio of approximately 2.9 times. The Revolving Credit Facility does not contain any credit ratings-based defaults or covenants or any ongoing covenants or representations specifically relating to a material adverse change in TWC’s financial condition or results of operations. Borrowings under the Revolving Credit Facility may be used for general corporate purposes, and unused credit is available to support borrowings under the Commercial Paper Program (as defined below).

In addition to the Revolving Credit Facility, the Company maintains a $2.5 billion unsecured commercial paper program (the “Commercial Paper Program”), which was reduced from $4.0 billion to $2.5 billion in connection with the entry into the Revolving Credit Facility. The Commercial Paper Program is also guaranteed by TW NY, TWCE and TWC Internet Holdings II. Commercial paper issued under the Commercial Paper Program is supported by unused committed capacity under the Revolving Credit Facility and ranks equally with other unsecured senior indebtedness of TWC, TWCE and TW NY.

As of December 31, 2012, the Company had no outstanding borrowings under the Revolving Credit Facility or Commercial Paper Program. TWC’s unused committed financial capacity was $6.889 billion as of December 31, 2012, reflecting $3.304 billion of cash and equivalents, $150 million of short-term investments in U.S. Treasury securities and $3.435 billion of available borrowing capacity under the Revolving Credit Facility (which reflects a reduction of $65 million for outstanding letters of credit backed by the Revolving Credit Facility).

Debt Issuance Costs

For the years ended December 31, 2012, 2011 and 2010, the Company capitalized debt issuance costs of $26 million, $25 million and $25 million, respectively, in connection with the Company’s public debt issuances. These capitalized costs

TIME WARNER CABLE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

are amortized over the term of the related debt instrument and are included as a component of interest expense, net, in the consolidated statement of operations.

Maturities

Annual maturities of debt total $1.502 billion in 2013, $1.752 billion in 2014, $502 million in 2015, $3 million in 2016, $2.003 billion in 2017 and $20.701 billion thereafter.

9.    MANDATORILY REDEEMABLE PREFERRED EQUITY

In connection with the financing of the acquisition of substantially all of the cable assets of Adelphia Communications Corporation in 2006, TW NY Cable LLC (“TW NY Cable”), a subsidiary of TWC, issued $300 million of its Series A Preferred Membership Units (the “TW NY Cable Preferred Membership Units”) to a limited number of third parties. The TW NY Cable Preferred Membership Units pay cash dividends at an annual rate equal to 8.210% of the sum of the liquidation preference thereof and any accrued but unpaid dividends thereon, on a quarterly basis. The TW NY Cable Preferred Membership Units are subject to mandatory redemption by TW NY Cable on August 1, 2013 and are not redeemable by TW NY Cable at any time prior to that date. The redemption price of the TW NY Cable Preferred Membership Units is equal to the respective holders’ liquidation preference plus any accrued and unpaid dividends through the redemption date. Except under limited circumstances, holders of TW NY Cable Preferred Membership Units have no voting rights. As of December 31, 2012, the TW NY Cable Preferred Membership Units are classified as a current liability in the consolidated balance sheet.

The terms of the TW NY Cable Preferred Membership Units require that holders owning a majority of the TW NY Cable Preferred Membership Units must approve any agreement for a material sale or transfer by TW NY Cable and its subsidiaries of assets at any time during which TW NY Cable and its subsidiaries maintain, collectively, cable systems serving fewer than 500,000 cable subscribers, or that would (after giving effect to such asset sale) cause TW NY Cable to maintain, directly or indirectly, fewer than 500,000 cable subscribers, unless the net proceeds of the asset sale are applied to fund the redemption of the TW NY Cable Preferred Membership Units and the sale occurs on or immediately prior to the redemption date. Additionally, for so long as the TW NY Cable Preferred Membership Units remain outstanding, TW NY Cable may not merge or consolidate with another company, or convert from a limited liability company to a corporation, partnership or other entity, unless (i) such merger or consolidation is permitted by the asset sale covenant described above, (ii) if TW NY Cable is not the surviving entity or is no longer a limited liability company, the then-current holders of the TW NY Cable Preferred Membership Units have the right to receive from the surviving entity securities with terms at least as favorable as the TW NY Cable Preferred Membership Units and (iii) if TW NY Cable is the surviving entity, the tax characterization of the TW NY Cable Preferred Membership Units would not be affected by the merger or consolidation. Any securities received from a surviving entity as a result of a merger or consolidation or the conversion into a corporation, partnership or other entity must rank senior to any other securities of the surviving entity with respect to dividends and distributions or rights upon a liquidation.

TIME WARNER CABLE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

10.    DERIVATIVE FINANCIAL INSTRUMENTS

The fair values of the assets and liabilities associated with the Company’s derivative financial instruments recorded in the consolidated balance sheet as of December 31, 2012 and 2011 were as follows (in millions):

	Assets		Liabilities
	December 31,		December 31,
	2012	2011	2012	2011
Interest rate swaps(a)	$295	$297	$1	$—
Cross-currency swaps(b)	112	—	—	67
Equity award reimbursement obligation(c)	—	—	19	22

Total	$407	$297	$20	$89

(a)

The fair values of the assets and liabilities associated with interest rate swaps are classified as current or noncurrent in the consolidated balance sheet based on the maturity date of the interest rate swap contract. Of the total interest rate swaps asset recorded as of December 31, 2012 and 2011, $16 million and $14 million, respectively, is recorded in other current assets in the consolidated balance sheet. The total interest rate swaps liability recorded as of December 31, 2012, is recorded in other liabilities in the consolidated balance sheet.

(b)	The fair values of the assets and liabilities associated with cross-currency swaps are recorded in other assets and other liabilities, respectively, in the consolidated balance sheet.
(c)	The fair value of the equity award reimbursement obligation is recorded in other current liabilities in the consolidated balance sheet.

Fair Value Hedges

The Company uses interest rate swaps to manage interest rate risk by effectively converting fixed-rate debt into variable-rate debt. Under such contracts, the Company is entitled to receive semi-annual interest payments at fixed rates and is required to make semi-annual interest payments at variable rates, without exchange of the underlying principal amount. Such contracts are designated as fair value hedges. The Company recognizes no gain or loss related to its interest rate swaps because the changes in the fair values of such instruments are completely offset by the changes in the fair values of the hedged fixed-rate debt. The following table summarizes the terms of the Company’s existing fixed to variable interest rate swaps as of December 31, 2012 and 2011:

	December 31,
	2012	2011
Maturities	2013-2018	2012-2017
Notional amount (in millions)	$7,750	$7,850
Average pay rate (variable based on LIBOR plus variable margins)	4.35%	4.34%
Average receive rate (fixed)	6.43%	6.34%
Estimated fair value of interest rate swap assets, net (in millions)	$294	$297

The notional amounts of interest rate instruments, as presented in the above table, are used to measure interest to be paid or received and do not represent the amount of exposure to credit loss.

TIME WARNER CABLE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Cash Flow Hedges

The Company uses cross-currency swaps to manage foreign exchange risk related to foreign currency denominated debt by effectively converting foreign currency denominated debt, including annual interest payments and the payment of principal at maturity, to U.S. dollar denominated debt. Such contracts are designated as cash flow hedges. The Company has entered into cross-currency swaps to effectively convert its £1.275 billion aggregate principal amount of fixed-rate British pound sterling denominated debt, including annual interest payments and the payment of principal at maturity, to fixed-rate U.S. dollar denominated debt. The cross-currency swaps have maturities extending through July 2042. The following table summarizes the deferred gain (loss) activity related to cash flow hedges recognized in accumulated other comprehensive loss, net, during the years ended December 31, 2012 and 2011 (in millions):

	Year Ended December 31,
	2012	2011	2010
Deferred gains (losses) recognized:
Cross-currency swaps	$179	$(67)	$—
Other cash flow hedges	—	(4)	8

Total deferred gains (losses) recognized	179	(71)	8
Deferred (gains) losses reclassified to income:
Cross-currency swaps(a)	(76)	41	—
Other cash flow hedges(b)	—	—	(2)

Total deferred (gains) losses reclassified	(76)	41	(2)
Total net deferred gains (losses) recognized	103	(30)	6
Income tax (provision) benefit	(40)	12	(2)

Total net deferred gains (losses) recognized, net of tax	$63	$(18)	$4

(a)

Deferred gains (losses) on cross-currency swaps were reclassified from accumulated other comprehensive loss, net, to other income (expense), net, which offsets the re-measurement gains (losses) recognized in other income (expense), net, on the British pound sterling denominated debt.

(b)	Deferred gains on other cash flow hedges (e.g., foreign currency forward contracts) were reclassified from accumulated other comprehensive loss, net, to cost of revenue.

Any ineffectiveness related to the Company’s cash flow hedges has been and is expected to be immaterial.

Equity Award Reimbursement Obligation

Prior to 2007, some of TWC’s employees were granted options to purchase shares of Time Warner common stock in connection with their past employment with subsidiaries and affiliates of Time Warner, including TWC. Upon the exercise of Time Warner stock options held by TWC employees, TWC is obligated to reimburse Time Warner for the excess of the market price of Time Warner common stock on the day of exercise over the option exercise price (the “intrinsic” value of the award). The Company records the equity award reimbursement obligation at fair value in other current liabilities in the consolidated balance sheet, which is estimated using the Black-Scholes model. The change in the equity award reimbursement obligation fluctuates primarily with the fair value and expected volatility of Time Warner common stock and changes in fair value are recorded in other income (expense), net, in the period of change. As of December 31, 2012, the weighted-average remaining contractual term of outstanding Time Warner stock options held by TWC employees was 1.04 years. Changes in the fair value of the equity award reimbursement obligation are discussed in Note 11 below.

TIME WARNER CABLE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

11.  FAIR VALUE MEASUREMENTS

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The fair values of derivative financial instruments classified as assets and liabilities as of December 31, 2012 and 2011 were as follows (in millions):

	December 31, 2012			December 31, 2011
		Fair Value Measurements			Fair Value Measurements
	Fair Value	Level 2	Level 3	Fair Value	Level 2	Level 3
Assets:
Interest rate swaps	$295	$295	$—	$297	$297	$—
Cross-currency swaps	112	112	—	—	—	—

Total	$407	$407	$—	$297	$297	$—

Liabilities:
Interest rate swaps	$1	$1	$—	$—	$—	$—
Cross-currency swaps	—	—	—	67	67	—
Equity award reimbursement obligation	19	—	19	22	—	22

Total	$20	$1	$19	$89	$67	$22

The fair value of interest rate swaps, classified as Level 2, utilized a DCF analysis based on the terms of the contract and expected forward interest rates, and incorporates the credit risk of the Company and each counterparty. The fair value of cross-currency swaps, classified as Level 2, utilized a DCF analysis based on expected forward interest and exchange rates, and incorporates the credit risk of the Company and each counterparty. The fair value of the equity award reimbursement obligation, classified as Level 3, utilized a Black-Scholes option pricing model to determine the estimated weighted-average fair value of Time Warner stock options outstanding, which was $11.53 per option as of December 31, 2012. The weighted-average assumptions used in the Black-Scholes model were as follows: expected volatility of Time Warner common stock of 22.17%, expected term of 0.82 years, risk-free rate of 0.16% and expected dividend yield of 2.22%.

Changes in the fair value of the equity award reimbursement obligation, valued using significant unobservable inputs (Level 3), from January 1 through December 31 are presented below (in millions):

	2012	2011	2010
Balance at beginning of year	$22	$20	$35
(Gains) losses recognized in other income (expense), net	9	5	(5)
Payments to Time Warner for awards exercised	(12)	(3)	(10)

Balance at end of year	$19	$22	$20

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

The Company’s assets measured at fair value on a nonrecurring basis include equity-method investments, long-lived assets, indefinite-lived intangible assets and goodwill. The Company reviews the carrying amounts of such assets whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable or at least annually as of July 1 for indefinite-lived intangible assets and goodwill. Any resulting asset impairment would require that the asset be recorded at its fair value. Refer to Note 7 for further details regarding the results of the Company’s annual impairment testing.

In early 2012, TWC ceased making its existing wireless service available to new customers. As a result, during the fourth quarter of 2011, the Company impaired $60 million of assets related to the provision of wireless service that will no longer be utilized. Refer to Note 6 for further details.

TIME WARNER CABLE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fair Value of Other Financial Instruments

The Company’s other financial instruments not measured at fair value on a recurring basis include (a) cash and equivalents, receivables, accounts payable, accrued liabilities and mandatorily redeemable preferred equity, which are reflected at cost in the consolidated financial statements, and (b) short-term investments in U.S. Treasury securities and long-term debt not subject to fair value hedge accounting, which are reflected at amortized cost in the consolidated financial statements. With the exception of long-term debt and mandatorily redeemable preferred equity, cost and amortized cost approximates fair value for these instruments due to their short-term nature. The carrying value and related estimated fair value of the Company’s long-term debt, excluding capital leases, and mandatorily redeemable preferred equity was $26.964 billion and $32.069 billion, respectively, as of December 31, 2012 and $26.727 billion and $30.445 billion, respectively, as of December 31, 2011. Estimated fair values for long-term debt and mandatorily redeemable preferred equity have generally been determined by reference to the market value of the instrument as quoted on a national securities exchange or in an over-the-counter market. In cases where a quoted market value is not available, fair value is based on an estimate using present value or other valuation techniques.

12.  TWC SHAREHOLDERS’ EQUITY

Shares Authorized and Outstanding

As of December 31, 2012, TWC is authorized to issue up to approximately 8.333 billion shares of TWC common stock, par value $0.01 per share, of which 297.7 million and 315.0 million shares were issued and outstanding as of December 31, 2012 and 2011, respectively. TWC is also authorized to issue up to approximately 1.0 billion shares of preferred stock, par value $0.01 per share. As of December 31, 2012 and 2011, no preferred shares have been issued, nor does the Company have current plans to issue preferred shares.

Changes in Common Stock

Changes in the Company’s common stock by share class from January 1 through December 31 are presented below (in millions):

	2012	2011	2010
Balance at beginning of period	315.0	348.3	352.5
Shares issued under equity-based compensation plans	4.8	4.0	3.8
Repurchase and retirement of common stock	(22.1)	(37.3)	(8.0)

Balance at end of period	297.7	315.0	348.3

Common Stock Repurchase Program

On October 29, 2010, TWC’s Board of Directors authorized a $4.0 billion common stock repurchase program (the “Stock Repurchase Program”). Purchases under the Stock Repurchase Program may be made from time to time on the open market and in privately negotiated transactions. The size and timing of the Company’s purchases under the Stock Repurchase Program are based on a number of factors, including business and market conditions, financial capacity and TWC’s common stock price. On January 25, 2012, the Company’s Board of Directors increased the remaining authorization under the Stock Repurchase Program ($758 million as of January 25, 2012) to an aggregate of up to $4.0 billion of TWC common stock effective January 26, 2012. From January 1, 2012 through December 31, 2012, the Company repurchased 22.1 million shares of TWC common stock for $1.865 billion, including 0.3 million shares repurchased for $33 million that settled in January 2013. As of December 31, 2012, the Company had $2.232 billion remaining under the Stock Repurchase Program.

TIME WARNER CABLE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Common Stock Dividends

The Company’s Board of Directors declared quarterly cash dividends per share of TWC common stock in 2012, 2011 and 2010 as follows (in millions, except per share data):

	2012		2011		2010
	Per Share	Amount	Per Share	Amount	Per Share	Amount
First Quarter	$0.56	$179	$0.48	$167	$0.40	$144
Second Quarter	0.56	177	0.48	163	0.40	144
Third Quarter	0.56	173	0.48	158	0.40	144
Fourth Quarter	0.56	171	0.48	155	0.40	144

Total	$2.24	$700	$1.92	$643	$1.60	$576

On January 30, 2013, TWC’s Board of Directors declared an increased quarterly cash dividend of $0.65 per share of TWC common stock, payable in cash on March 15, 2013 to stockholders of record at the close of business on February 28, 2013.

Accumulated Other Comprehensive Loss, Net

Changes in accumulated other comprehensive loss, net, included in TWC shareholders’ equity from January 1 through December 31 are presented below (in millions):

	Year Ended December 31,
	2012	2011	2010
Balance at beginning of year	$(559)	$(291)	$(319)
Other comprehensive loss before reclassifications, net of tax	(92)	(309)	17
Amounts reclassified from accumulated other comprehensive loss, net of tax	(12)	41	11

Other comprehensive income (loss), net of tax	(104)	(268)	28

Balance at end of year	$(663)	$(559)	$(291)

TIME WARNER CABLE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes the changes in the components of accumulated other comprehensive loss, net, (e.g., unrealized losses on pension benefit obligation and deferred gains (losses) on cash flow hedges) included in TWC shareholders’ equity from January 1 through December 31 (in millions):

	2012	2011	2010
Accumulated unrealized losses on pension benefit obligation:
Balance at beginning of year	$(543)	$(293)	$(317)
Other comprehensive income (loss) before reclassifications, net of tax	(201)	(266)	12
Amounts reclassified from accumulated other comprehensive loss, net of tax:
Amortization of actuarial loss(a)	59	27	29
Income tax benefit	(25)	(11)	(17)

Amortization of actuarial loss, net of tax	34	16	12

Other comprehensive income (loss), net of tax	(167)	(250)	24

Balance at end of year	$(710)	$(543)	$(293)

Accumulated deferred gains (losses) on cash flow hedges:
Balance at beginning of year	$(16)	$2	$(2)
Other comprehensive income (loss) before reclassifications, net of tax	109	(43)	5
Amounts reclassified from accumulated other comprehensive loss, net of tax:
Effective portion of (gain) loss on cash flow hedges(b)	(76)	41	(2)
Income tax provision (benefit)	30	(16)	1

Effective portion of (gain) loss on cash flow hedges, net of tax	(46)	25	(1)

Other comprehensive income (loss), net of tax	63	(18)	4

Balance at end of year	$47	$(16)	$2

(a)	Amounts are included in the computation of net periodic benefit costs as discussed further in Note 14.
(b)	Amounts in 2012 and 2011 are recorded in other income (expense), net, and amounts in 2010 are recorded in cost of revenue in the consolidated statement of operations as discussed further in Note 10.

13.  EQUITY-BASED COMPENSATION

The Company has one active equity plan (the “2011 Plan”) under which TWC is authorized to grant restricted stock units (“RSUs”) and options to purchase shares of TWC common stock to its employees and non-employee directors. Prior to stockholder approval of the 2011 Plan, the Company’s equity awards were made under the Company’s 2006 Stock Incentive Plan. As of December 31, 2012, the 2011 Plan provides for the issuance of up to 20.0 million shares of TWC common stock, of which 15.5 million shares were available for grant.

Equity-based compensation expense and the related tax benefit recognized for the years ended December 31, 2012, 2011 and 2010 was as follows (in millions):

	Year Ended December 31,
	2012	2011	2010
Equity-based compensation expense recognized:
Restricted stock units(a)	$85	$75	$64
Stock options	45	38	45

Total equity-based compensation expense(a)	$130	$113	$109

Tax benefit recognized	$51	$44	$43

(a)	Amounts in 2011 include $1 million of equity-based compensation expense that is classified in merger-related and restructuring costs in the consolidated statement of operations.

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

Special Dividend Retained Distribution

In connection with the Separation, on March 12, 2009, TWC paid a special cash dividend to holders of record on March 11, 2009 of TWC’s Class A common stock and Class B common stock (the “Special Dividend”). In connection with the Special Dividend, holders of RSUs could elect to receive the retained distribution on their RSUs related to the Special Dividend (the “Special Dividend Retained Distribution”) in the form of cash (payable, without interest, upon vesting of the underlying RSUs) or in the form of additional RSUs (with the same vesting dates as the underlying RSUs). In connection with these elections and in conjunction with the payment of the Special Dividend, during the first quarter of 2009, the Company established a liability of $46 million in other liabilities and TWC shareholders’ equity in the consolidated balance sheet for the Special Dividend Retained Distribution to be paid in cash, taking into account estimated forfeitures. During the years ended December 31, 2012, 2011 and 2010, the Company made cash payments of $16 million, $14 million and $6 million, respectively, against the Special Dividend Retained Distribution liability, which are included in other financing activities in the consolidated statement of cash flows. As of December 31, 2012, the remaining Special Dividend Retained Distribution liability was $6 million and is classified in other current liabilities in the consolidated balance sheet.

Restricted Stock Units

The following table summarizes information about unvested RSUs for the year ended December 31, 2012:

	Number of Units	Weighted- Average Grant Date Value
	(in millions)
Unvested as of December 31, 2011	5.315	$53.74
Granted	1.442	77.09
Vested	(1.465)	52.21
Forfeited	(0.252)	61.54

Unvested as of December 31, 2012	5.040	60.47

TIME WARNER CABLE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the year ended December 31, 2012, TWC granted 1.442 million RSUs at a weighted-average grant date fair value of $77.09 per RSU, including 196,000 PBUs at a weighted-average grant date fair value of $77.13 per PBU. For the year ended December 31, 2011, TWC granted 1.477 million RSUs at a weighted-average grant date fair value of $72.09 per RSU, including 158,000 PBUs at a weighted-average grant date fair value of $72.05 per PBU. For the year ended December 31, 2010, TWC granted 1.941 million RSUs at a weighted-average grant date fair value of $45.19 per RSU. No PBUs were granted in 2010.

As of December 31, 2012, the aggregate intrinsic value of unvested RSUs was $490 million. Total unrecognized compensation cost related to unvested RSUs as of December 31, 2012, without taking into account expected forfeitures, is $137 million and is expected to be recognized over a weighted-average period of 2.51 years. The fair value of RSUs that vested during the year was $95 million in 2012, $103 million in 2011 and $49 million in 2010.

During February 2013, TWC granted approximately 1.2 million RSUs under the 2011 Plan, of which 133,000 were PBUs.

Stock Options

The table below presents the assumptions used to value stock options at their grant date for the years ended December 31, 2012, 2011 and 2010 and reflects the weighted average of all awards granted within each year:

	Year Ended December 31,
	2012	2011	2010
Expected volatility	30.03%	31.19%	31.39%
Expected term to exercise from grant date (in years)	6.43	6.42	6.73
Risk-free rate	1.35%	2.80%	3.06%
Expected dividend yield	2.91%	2.66%	3.54%

The following table summarizes information about stock options that were outstanding as of December 31, 2012:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
	(in millions)		(in years)	(in millions)
Outstanding as of December 31, 2011	10.141	$43.79
Granted	3.017	77.05
Exercised	(3.936)	37.42
Forfeited or expired	(0.311)	57.02

Outstanding as of December 31, 2012	8.911	57.40	7.60	$355

Exercisable as of December 31, 2012	1.780	43.65	6.11	95

Expected to vest as of December 31, 2012	6.934	60.55	7.95	254

For the year ended December 31, 2012, TWC granted 3.017 million stock options at a weighted-average grant date fair value of $16.85 per option, including 372,000 PBOs at a weighted-average grant date fair value of $16.85 per PBO. For the year ended December 31, 2011, TWC granted 2.240 million stock options at a weighted-average grant date fair value of $18.95 per option, including 262,000 PBOs at a weighted-average grant date fair value of $19.08 per PBO. For the year ended December 31, 2010, TWC granted 3.803 million stock options at a weighted-average grant date fair value of $10.95 per option. No PBOs were granted in 2010.

The total intrinsic value of stock options exercised during the year ended December 31, 2012, 2011 and 2010 was $173 million, $113 million and $69 million, respectively. Cash received from stock options exercised during the year ended December 31, 2012, 2011 and 2010 was $140 million, $114 million and $122 million, respectively, and tax benefits realized

TIME WARNER CABLE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

from these exercises of stock options was $69 million, $45 million and $28 million, respectively. Total unrecognized compensation cost related to unvested stock options as of December 31, 2012, without taking into account expected forfeitures, is $53 million and is expected to be recognized over a weighted-average period of 2.50 years.

During February 2013, TWC granted options to purchase approximately 2.4 million shares of TWC common stock under the 2011 Plan, of which 283,000 were PBOs.

14.  EMPLOYEE BENEFIT PLANS

Pension Plans

TWC sponsors two qualified defined benefit pension plans – Time Warner Cable Pension Plan (the “TWC Pension Plan”) and Time Warner Cable Union Pension Plan (the “Union Pension Plan” and, together with the TWC Pension Plan, the “qualified pension plans”) – that together provide pension benefits to a majority of the Company’s employees. TWC also provides a nonqualified defined benefit pension plan for certain employees (the “nonqualified pension plan” and, together with the qualified pension plans, the “pension plans”). Pension benefits are based on formulas that reflect the employees’ years of service and compensation during their employment period. TWC uses a December 31 measurement date for its pension plans.

Changes in the Company’s projected benefit obligation, fair value of plan assets and funded status from January 1 through December 31 are presented below (in millions):

	2012	2011
Projected benefit obligation at beginning of year	$2,342	$1,803
Service cost	169	132
Interest cost	131	114
Actuarial loss	465	322
Benefits paid	(36)	(29)

Projected benefit obligation at end of year	$3,071	$2,342

Accumulated benefit obligation at end of year	$2,564	$1,900

Fair value of plan assets at beginning of year	$2,292	$1,882
Actual return on plan assets	317	34
Employer contributions	289	405
Benefits paid	(36)	(29)

Fair value of plan assets at end of year	$2,862	$2,292

Funded status	$(209)	$(50)

The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for the qualified pension plans and the nonqualified pension plan as of December 31, 2012 and 2011 were as follows (in millions):

	Qualified Pension Plans		Nonqualified Pension Plan
	December 31,		December 31,
	2012	2011	2012	2011
Projected benefit obligation	$3,025	$2,305	$46	$37
Accumulated benefit obligation	2,520	1,865	44	35
Fair value of plan assets	2,862	2,292	—	—

TIME WARNER CABLE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Pretax amounts recognized in the consolidated balance sheet as of December 31, 2012 and 2011 consisted of (in millions):

	December 31,
	2012	2011
Current liability	$(5)	$(4)
Noncurrent liability	(204)	(46)

Total amounts recognized in liabilities	$(209)	$(50)

Accumulated other comprehensive loss:
Net actuarial loss	$(1,155)	$(890)
Prior service cost	(1)	(1)

Total amounts recognized in TWC shareholders’ equity	$(1,156)	$(891)

The components of net periodic benefit costs for the years ended December 31, 2012, 2011 and 2010 were as follows (in millions):

	Year Ended December 31,
	2012	2011	2010
Service cost	$169	$132	$115
Interest cost	131	114	100
Expected return on plan assets	(176)	(150)	(127)
Amounts amortized	59	27	29

Net periodic benefit costs	$183	$123	$117

The estimated amounts that will be amortized from accumulated other comprehensive loss, net, into net periodic benefit costs in 2013 include an actuarial loss of $77 million.

Weighted-average assumptions used to determine benefit obligations as of December 31, 2012, 2011 and 2010 were as follows:

	2012	2011	2010
Discount rate	4.31%	5.21%	5.90%
Rate of compensation increase	4.75%	5.25%	5.25%

The discount rate used to determine benefit obligations was determined by the matching of plan liability cash flows to a portfolio of bonds individually selected from a large population of high-quality corporate bonds.

Weighted-average assumptions used to determine net periodic benefit cost for the years ended December 31, 2012, 2011 and 2010 were as follows:

	2012	2011	2010
Expected long-term return on plan assets	7.75%	8.00%	8.00%
Discount rate	5.21%	5.90%	6.16%
Rate of compensation increase	5.25%	5.25%	5.25%

In 2012 and 2011, the discount rate used to determine net periodic benefit costs was determined by the matching of plan liability cash flows to a portfolio of bonds individually selected from a large population of high-quality corporate bonds. In 2010, the discount rate was determined by the matching of plan liability cash flows to a pension yield curve constructed of a large population of high-quality corporate bonds.

TIME WARNER CABLE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In developing the expected long-term rate of return on assets, the Company considered the pension portfolio’s composition, past average rate of earnings, discussions with portfolio managers and the Company’s asset allocation targets. The weighted-average expected long-term return on plan assets used to determine net periodic benefit cost for the year ended December 31, 2013 is expected to be 7.50%.

Pension Assets

The assets of the qualified pension plans are held in a master trust in which the qualified pension plans are the only participating plans (the “Master Trust”). The investment policy for the qualified pension plans is to maximize the long-term rate of return on plan assets within a prudent level of risk and diversification while maintaining adequate funding levels. The investment portfolio is a mix of equity and fixed-income securities with the objective of preserving asset values, diversifying risk and achieving a target investment return. The pension plans’ Investment Committee regularly monitors investment performance, investment allocation policies and the performance of individual investment managers of the Master Trust and makes adjustments and changes when necessary. On a periodic basis, the Investment Committee conducts a broad strategic review of its portfolio construction and investment allocation policies. Neither the Company nor the Investment Committee manages any assets internally or directly utilizes derivative instruments or hedging; however, the investment mandate of some investment managers allows the use of derivatives as components of their standard portfolio management strategies. Pension assets are managed in a balanced portfolio comprised of two major components: an equity portion and a fixed-income portion. The expected role of the equity investments is to maximize the long-term growth of pension assets, while the role of fixed-income investments is to provide for more stable periodic returns and potentially provide some protection against a prolonged decline in the market value of equity investments. The objective within equity investments is to achieve asset diversity in order to balance return and volatility.

The actual investment allocation of the qualified pension plans by asset category as of December 31, 2012 and 2011 is as follows:

	Target Allocation	Actual Allocation as of December 31,
		2012	2011
Equity securities	65.0%	65.0%	51.8%
Fixed-income securities	35.0%	34.6%	46.8%
Other investments	0.0%	0.4%	1.4%

The actual investment allocation as of December 31, 2011 differs from the target allocation primarily due to contributions made in late 2011 temporarily held in short-term fixed-income investments that were invested consistent with the Company’s investment allocation targets during 2012.

TIME WARNER CABLE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following tables set forth the investment assets of the qualified pension plans, which exclude accrued investment income and accrued liabilities, by level within the fair value hierarchy as of December 31, 2012 and 2011 (in millions):

	December 31, 2012
		Fair Value Measurements
	Fair Value	Level 1	Level 2	Level 3
Common stocks:
Domestic(a)	$970	$970	$—	$—
International(a)	437	437	—	—
Mutual funds(a)	77	77	—	—
Commingled equity funds(b)	371	—	371	—
Other equity securities(c)	3	3	—	—
U.S. Treasury debt securities(a)	237	237	—	—
Corporate debt securities(d)	296	—	296	—
Commingled bond funds(b)	242	—	242	—
Collective trust funds(e)	102	—	102	—
U.S. government asset-backed debt securities(f)	27	—	27	—
Corporate asset-backed debt securities(g)	9	—	9	—
Other fixed-income securities(h)	76	—	76	—
Other investments(i)	12	(1)	—	13

Total investments assets	2,859	$1,723	$1,123	$13

Accrued investment income	7
Accrued liabilities	(4)

Fair value of plan assets	$2,862

TIME WARNER CABLE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	December 31, 2011
		Fair Value Measurements
	Fair Value	Level 1	Level 2	Level 3
Cash	$2	$2	$—	$—
Common stocks:
Domestic(a)	667	667	—	—
International(a)	289	289	—	—
Mutual funds(a)	53	53	—	—
Commingled equity funds(b)	174	—	174	—
Other equity securities(c)	5	5	—	—
U.S. Treasury debt securities(a)	214	214	—	—
Corporate debt securities(d)	225	—	225	—
Commingled bond funds(b)	183	—	183	—
Collective trust funds(e)	374	—	374	—
U.S. government asset-backed debt securities(f)	29	—	29	—
Corporate asset-backed debt securities(g)	9	—	9	—
Other fixed-income securities(h)	39	—	39	—
Other investments(i)	29	1	—	28

Total investments assets	2,292	$1,231	$1,033	$28

Accrued investment income	7
Accrued liabilities	(7)

Fair value of plan assets	$2,292

(a)	Common stocks, mutual funds and U.S. Treasury debt securities are valued at the closing price reported on the active market on which the individual securities are traded.
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

TIME WARNER CABLE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Changes in the fair value of investment assets valued using significant unobservable inputs (Level 3) from January 1 through December 31 are presented below (in millions):

	2012	2011
Balance at beginning of year	$28	$28
Purchases and sales:
Purchases	3	4
Sales	(20)	(4)

Sales, net	(17)	—
Actual return on plan assets sold during the year	2	—

Balance at end of year	$13	$28

Expected Cash Flows

The Company was not required to make any cash contributions to its qualified pension plans in 2012; however, the Company made cash contributions of $285 million to the qualified pension plans and the Company may make discretionary cash contributions to the qualified pension plans in 2013. Such contributions will be dependent on a variety of factors, including current and expected interest rates, asset performance, the funded status of the qualified pension plans and management’s judgment. For the nonqualified pension plan, the Company contributed $4 million during 2012 and will continue to make contributions in 2013 to the extent benefits are paid.

Benefit payments for the pension plans are expected to be $36 million in 2013, $43 million in 2014, $50 million in 2015, $59 million in 2016, $69 million in 2017 and $539 million in 2018 to 2022.

Multiemployer Plans

TWC contributes to a number of multiemployer plans under the terms of collective-bargaining agreements that cover its union-represented employees. For the years ended December 31, 2012, 2011 and 2010, the Company contributed $42 million, $41 million and $36 million to multiemployer plans.

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

The multiemployer pension plans to which the Company contributes each received a Pension Protection Act “green” zone status for plan years ending in 2011. The zone status is based on the most recent information the Company received from the plan and is certified by the plan’s actuary. Among other factors, plans in the green zone are at least 80% funded.

Defined Contribution Plan

TWC employees also participate in a defined contribution plan, the TWC Savings Plan, for which the expense for employer matching contributions totaled $77 million in 2012, $70 million in 2011 and $64 million in 2010. The Company’s contributions to the TWC Savings Plan are primarily based on a percentage of the employees’ elected contributions and are subject to plan provisions.

TIME WARNER CABLE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

15.    MERGER-RELATED AND RESTRUCTURING COSTS

Merger-related and restructuring costs for the years ended December 31, 2012, 2011 and 2010 consisted of (in millions):

	Year Ended December 31,
	2012	2011	2010
Merger-related costs	$54	$10	$—
Restructuring costs	61	60	52

Total merger-related and restructuring costs	$115	$70	$52

Merger-related Costs

For the year ended December 31, 2012, the Company incurred merger-related costs of $54 million primarily due to severance costs and legal, professional and other fees incurred in connection with the Insight acquisition. For the year ended December 31, 2011, the Company incurred merger-related costs of $10 million in connection with the acquisitions of NaviSite, the NewWave cable systems and Insight. Information relating to merger-related costs incurred is as follows (in millions):

	Employee Termination Costs	Other Costs	Total
Costs incurred	$—	$10	$10
Cash paid	—	(10)	(10)

Remaining liability as of December 31, 2011	—	—	—
Costs incurred	22	32	54
Cash paid	(15)	(25)	(40)

Remaining liability as of December 31, 2012(a)	$7	$7	$14

(a)

Of the remaining liability as of December 31, 2012, $12 million is classified as a current liability, with the remaining amount classified as a noncurrent liability in the consolidated balance sheet. Amounts are expected to be paid through January 2015.

TIME WARNER CABLE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Restructuring Costs

Beginning in the first quarter of 2009, the Company began a restructuring to improve operating efficiency, primarily related to employee terminations and other exit costs. Through December 31, 2012, the Company incurred costs of $254 million and made payments of $227 million related to this restructuring. Through December 31, 2011, the Company terminated approximately 2,975 employees and terminated approximately 1,135 additional employees during the year ended December 31, 2012. The Company expects to incur additional restructuring costs during 2013 in connection with initiatives intended to improve operating efficiency, primarily related to employee terminations. Information relating to restructuring costs is as follows (in millions):

	Employee Termination Costs	Other Exit Costs	Total
Remaining liability as of December 31, 2009	$20	$1	$21
Costs incurred	33	19	52
Cash paid	(39)	(12)	(51)

Remaining liability as of December 31, 2010	14	8	22
Costs incurred	44	16	60
Cash paid	(29)	(20)	(49)

Remaining liability as of December 31, 2011	29	4	33
Costs incurred	46	15	61
Cash paid	(51)	(16)	(67)

Remaining liability as of December 31, 2012(a)	$24	$3	$27

(a)

Of the remaining liability as of December 31, 2012, $26 million is classified as a current liability, with the remaining amount classified as a noncurrent liability in the consolidated balance sheet. Amounts are expected to be paid through March 2014.

16.    INCOME TAXES

The current and deferred income tax (benefit) provision for the years ended December 31, 2012, 2011 and 2010 is as follows (in millions):

	Year Ended December 31,
	2012	2011	2010
Federal:
Current	$495	$69	$127
Deferred	634	843	654
State:
Current	120	88	69
Deferred	(72)	(205)	33

Total	$1,177	$795	$883

TIME WARNER CABLE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The differences between income tax (benefit) provision expected at the U.S. federal statutory income tax rate of 35% and income tax (benefit) provision provided for the years ended December 31, 2012, 2011 and 2010 are as follows (in millions):

	Year Ended December 31,
	2012	2011	2010
Income tax provision at U.S. federal statutory rate	$1,168	$862	$769
State and local taxes (tax benefits), net of federal tax effects	31	(76)	66
Equity-based compensation	—	12	61
Other	(22)	(3)	(13)

Total	$1,177	$795	$883

The income tax provisions and the effective tax rates for the year ended December 31, 2012 include (i) a benefit of $63 million related to a change in the tax rate applied to calculate the Company’s net deferred income tax liability as a result of an internal reorganization effective on September 30, 2012 (refer to Note 20 for further details regarding the reorganization); (ii) a benefit of $47 million primarily related to a California state tax law change and (iii) a benefit of $46 million related to the reversal of a valuation allowance against a deferred income tax asset associated with the Company’s investment in Clearwire, which had been established due to the uncertainty of realizing the full benefit of such asset.

Additionally, the income tax provisions and the effective tax rates for the years ended December 31, 2011 and 2010 were impacted by net charges of $14 million ($12 million for federal taxes and $2 million for state taxes) and $68 million ($61 million for federal taxes and $7 million for state taxes), respectively, which related to the reversal of deferred income tax assets associated with Time Warner stock option awards held by TWC employees of $58 million and $80 million, respectively, net of excess tax benefits realized upon the exercise of TWC stock options or vesting of TWC RSUs of $44 million and $12 million, respectively. As a result of the Separation, on March 12, 2009, TWC employees who held stock option awards under Time Warner equity plans were treated as if their employment with Time Warner had been terminated without cause. In most cases, this treatment resulted in shortened exercise periods for vested awards, generally one year from the date of the Separation; however, certain awards expire over a five-year period from the date of the Separation. Deferred income tax assets were established based on the Time Warner awards’ fair values, and a corresponding benefit to the Company’s income tax provision was recognized over the awards’ service periods. For unexercised awards that expired “out of the money,” the fair value was $0 and the Company received no tax deduction in connection with these awards. As a result, the previously-recognized deferred income tax assets were written off through noncash charges to income tax provision during the periods in which the awards expired. As noted above, the charges were reduced by excess tax benefits realized upon the exercise of TWC stock options or vesting of TWC RSUs in the same year in which the charge was taken.

During the fourth quarter of 2011, TWC completed its income tax returns for the 2010 taxable year, its first full-year income tax returns subsequent to the Separation, reflecting the income tax positions and state income tax apportionments of TWC as a standalone taxpayer. Based on these returns, the Company concluded that an approximate 65 basis point change in the estimate of the effective tax rate applied to calculate its net deferred income tax liability was required. As a result, TWC recorded a noncash income tax benefit of $178 million during the fourth quarter of 2011.

TIME WARNER CABLE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Significant components of TWC’s deferred income tax liabilities, net, as of December 31, 2012 and 2011 are as follows (in millions):

	December 31,
	2012	2011
Cable franchise rights and customer relationships, net(a)	$(7,675)	$(6,698)
Property, plant and equipment	(4,081)	(3,941)
Other	(17)	(9)

Deferred income tax liabilities	(11,773)	(10,648)
Net operating loss carryforwards(b)	322	67
Tax credit carryforwards(b)	36	37
Other	470	680
Valuation allowances(c)	(18)	(67)

Deferred income tax assets	810	717

Deferred income tax liabilities, net(d)	$(10,963)	$(9,931)

(a)

Cable franchise rights and customer relationships, net, includes deferred income tax assets of approximately $170 million and $500 million as of December 31, 2012 and 2011, respectively, that relate to intangible assets for which the tax basis exceeds the book basis primarily as a result of the impairment recorded in 2008. These deferred income tax assets are expected to be realized as the Company amortizes the intangible assets for tax purposes.

(b)

Net operating loss and tax credit carryforwards expire in varying amounts through 2032. Aside from certain state tax credit carryforwards for which a valuation allowance has been established, the Company does not expect these carryforwards to expire unutilized.

(c)

The Company’s valuation allowance for deferred income tax assets recorded as of December 31, 2012, relates to certain state tax credit carryforwards and, as of December 31, 2011, relates to its equity-method investment in Clearwire Communications, as well as certain state tax credit carryforwards. The valuation allowance is based upon the Company’s assessment that it is more likely than not that a portion of the deferred income tax asset will not be realized. The net decrease in the valuation allowance of $49 million during 2012 primarily relates to the reversal of a $46 million valuation allowance against a deferred income tax asset associated with the Company’s equity-method investment in Clearwire Communications, which had been established due to the uncertainty of realizing the full benefit of such asset.

(d)	Deferred income tax liabilities, net, includes current deferred income tax assets of $317 million and $267 million as of December 31, 2012 and 2011, respectively.

Changes in the Company’s deferred income tax liabilities, net, from January 1 through December 31 are presented below (in millions):

	2012	2011	2010
Balance at beginning of year	$(9,931)	$(9,487)	$(8,818)
Deferred income tax provision	(562)	(638)	(687)
Business acquisitions(a)	(530)	65	—
Recorded directly to TWC shareholders’ equity as a component of:
Additional paid-in capital:
Equity-based compensation	—	(43)	45
Accumulated other comprehensive loss, net:
Change in accumulated unrealized losses on pension benefit obligation	100	160	(25)
Change in accumulated deferred gains (losses) on cash flow hedges	(40)	12	(2)

Balance at end of year	$(10,963)	$(9,931)	$(9,487)

(a)	Business acquisitions relates to the acquisition of Insight in 2012 and NaviSite in 2011.

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

	2012	2011	2010
Balance at beginning of year	$50	$51	$56
Additions for prior year tax positions	17	3	2
Additions for current year tax positions	21	8	13
Reductions for prior year tax positions	—	(1)	(2)
Lapses in statute of limitations	(3)	(5)	(11)
Settlements and reversals of timing differences	(12)	(6)	(7)

Balance at end of year	$73	$50	$51

If the Company were to recognize the benefits of these uncertain income tax positions, the income tax provision and effective tax rate would be impacted by $50 million, $33 million and $29 million, including interest and penalties and net of the federal and state benefit for income taxes, for the years ended December 31, 2012, 2011 and 2010, respectively. These benefit amounts include interest and penalties of $15 million, $11 million and $11 million for the years ended December 31, 2012, 2011 and 2010, respectively, net of the federal and state benefit for income taxes.

The impact of temporary differences and tax attributes are considered when calculating accruals for interest and penalties associated with the reserve for uncertain income tax positions. The amount accrued for interest and penalties, before the federal and state benefit for income taxes, as of December 31, 2012 and 2011 was $22 million and $16 million, respectively. The Company recognizes interest and penalties accrued on uncertain income tax positions as part of the income tax provision. The income tax provision for the years ended December 31, 2012, 2011 and 2010 includes interest and penalties, before the federal and state benefit for income taxes, of $6 million, $1 million and $2 million, respectively.

The Company has determined that it is reasonably possible that its existing reserve for uncertain income tax positions as of December 31, 2012 could decrease by up to approximately $32 million during the twelve-month period ending December 31, 2013 including (i) $13 million related to certain matters affecting the cable industry under discussion with the Internal Revenue Service (“IRS”) and (ii) $19 million related to various ongoing audits and settlement discussions with the IRS and various state and local jurisdictions.

If the Company were to recognize the benefits of these uncertain income tax positions upon a favorable resolution of these matters, the income tax provision and effective tax rate could be impacted by up to approximately $19 million, including interest and penalties and net of the federal and state benefit for income taxes. This benefit amount includes interest and penalties of approximately $9 million, net of the federal and state benefit for income taxes. The Company otherwise does not currently anticipate that its reserve for uncertain income tax positions as of December 31, 2012 will significantly increase or decrease during the twelve-month period ended December 31, 2013; however, various events could cause the Company’s current expectations to change in the future.

The IRS is currently examining the Company’s 2005 to 2007 income tax returns, which are periods prior to the Separation. In July 2012, the IRS started the examination of the Company’s 2009 and 2010 income tax returns for periods after the Separation. The Company does not anticipate that these examinations will have a material impact on the Company’s consolidated financial position or results of operations. In addition, the Company is also subject to ongoing examinations of the Company’s tax returns by state and local tax authorities for various periods. Activity related to these state and local examinations did not have a material impact on the Company’s consolidated financial position or results of operations in 2012, nor does the Company anticipate a material impact in the future.

TIME WARNER CABLE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

17.    RELATED PARTY TRANSACTIONS

A summary of TWC’s transactions with related parties (e.g., equity-method investees) for the years ended December 31, 2012, 2011 and 2010 is as follows (in millions):

	Year Ended December 31,
	2012	2011	2010
Revenue	$9	$17	$17

Cost of revenue:
Programming services	$(207)	$(225)	$(238)
Other costs	(24)	(25)	(19)

Total	$(231)	$(250)	$(257)

18.    COMMITMENTS AND CONTINGENCIES

In March 2003, the interests in cable networks and filmed entertainment held by TWE were transferred to Time Warner and all of Time Warner’s interests in cable systems were transferred to the Company (the “TWE Restructuring”). Prior to the TWE Restructuring, TWE had various contingent commitments, including guarantees, related to the TWE non-cable businesses. In connection with the TWE Restructuring, some of these commitments were not transferred with their applicable non-cable business and they remain contingent commitments of TWE. Time Warner and its subsidiary, Warner Communications Inc., have agreed, on a joint and several basis, to indemnify TWE from and against any and all of these contingent liabilities, but TWE remains a party to these commitments. In connection with an internal reorganization discussed further in Note 20, on September 30, 2012, TWE merged with and into TWCE, with TWCE as the surviving entity.

TWC has cable franchise agreements containing provisions requiring the construction of cable plant and the provision of services to customers within the franchise areas. In connection with these obligations under existing franchise agreements, TWC obtains surety bonds or letters of credit guaranteeing performance to municipalities and public utilities and payment of insurance premiums. Such surety bonds and letters of credit as of December 31, 2012 and 2011 totaled $353 million and $335 million, respectively. Payments under these arrangements are required only in the event of nonperformance. TWC does not expect that these contingent commitments will result in any amounts being paid in the foreseeable future.

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

The Company’s total rent expense, which primarily includes facility rental expense and pole attachment rental fees, was $237 million in 2012, $202 million in 2011 and $212 million in 2010. The Company has lease obligations under various operating leases including minimum lease obligations for real estate and operating equipment.

The minimum rental commitments under long-term operating leases during the next five years are $138 million in 2013, $130 million in 2014, $116 million in 2015, $108 million in 2016, $83 million in 2017 and $299 million thereafter.

TIME WARNER CABLE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes the Company’s aggregate contractual obligations outstanding as of December 31, 2012 under certain programming and content, voice and high-speed data connectivity and other agreements and the estimated timing and effect that such obligations are expected to have on the Company’s liquidity and cash flows in future periods (in millions):

2013	$5,099
2014 - 2015	7,620
2016 - 2017	5,303
Thereafter	6,510

Total	$24,532

Programming purchases represent contracts that the Company has with cable television networks and broadcast stations to provide programming services to its subscribers. The amounts included above represent estimates of the future programming costs for these contract requirements and commitments based on subscriber numbers and tier placement as of December 31, 2012 applied to the per-subscriber rates contained in these contracts. Actual amounts due under such contracts may differ from the amounts above based on the actual subscriber numbers and tier placements. These amounts also include programming rights negotiated directly with content owners for distribution on TWC-owned channels or networks.

Voice connectivity obligations relate to transport, switching and interconnection services, primarily provided by Sprint, that allow for the origination and termination of local and long-distance telephony traffic. These expenses also include related technical support services. The Company is in an ongoing process of replacing Sprint as the provider of transport, switching and interconnection services and, as of December 31, 2012, TWC had replaced Sprint with respect to nearly half of TWC’s voice lines. There is generally no obligation to purchase these services if the Company is not providing voice service. The amounts included above are estimated based on the number of voice subscribers as of December 31, 2012 and the per-subscriber contractual rates contained in the contracts that were in effect as of December 31, 2012 and also reflect the replacement of Sprint between the fourth quarter 2010 and the first quarter of 2014.

High-speed data connectivity obligations are based on the contractual terms for bandwidth circuits that were in use as of December 31, 2012.

Minimum pension funding requirements have not been presented in the table above as such amounts have not been determined beyond 2012. The Company was not required to make any cash contributions to its qualified pension plans in 2012; however, the Company made discretionary cash contributions of $285 million to the qualified pension plans in 2012 and the Company may make discretionary cash contributions to these plans in 2013. For the nonqualified pension plan, the Company contributed $4 million during 2012 and will continue to make contributions in 2013 to the extent benefits are paid.

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

TIME WARNER CABLE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

On September 20, 2007, Brantley, et al. v. NBC Universal, Inc., et al. was filed in the U.S. District Court for the Central District of California against the Company. The complaint, which also named as defendants several other cable and satellite providers (collectively, the “distributor defendants”) as well as programming content providers (collectively, the “programmer defendants”), alleged violations of federal antitrust laws. Among other things, the complaint alleged coordination between and among the programmer defendants to sell and/or license programming on a “bundled” basis to the distributor defendants, who in turn purportedly offer that programming to subscribers in packaged tiers, rather than on a per channel (or “à la carte”) basis. In an order dated October 15, 2009, the district court dismissed the plaintiffs’ third amended complaint with prejudice. On October 30, 2009, the plaintiffs filed a notice of appeal with the U.S. Court of Appeals for the Ninth Circuit. On March 30, 2012, the U.S. Court of Appeals for the Ninth Circuit affirmed the district court’s dismissal of the plaintiffs’ lawsuit. On August 2, 2012, the plaintiffs filed a petition for writ of certiorari to review with the U.S. Supreme Court and, on November 5, 2012, the U.S. Supreme Court denied the plaintiffs’ petition.

On August 7, 2009, the plaintiffs in Jessica Fink, et al. v. Time Warner Cable Inc., filed an amended complaint in a purported class action in the U.S. District Court for the Southern District of New York alleging that the Company uses a throttling technique which intentionally delays and/or blocks a user’s high-speed data service. The plaintiffs are seeking unspecified monetary damages, injunctive relief and attorneys’ fees. On December 23, 2011, the district court granted with prejudice the Company’s motion to dismiss the plaintiffs’ second amended complaint. On January 23, 2012, the plaintiffs appealed this decision to the U.S. Court of Appeals for the Second Circuit. The Company intends to defend against this lawsuit vigorously, but is unable to predict the outcome of this lawsuit or reasonably estimate a range of possible loss.

Certain Patent Litigation

The Company is a defendant in Motorola Mobility, Inc., et al. v. TiVo Inc. (the “Motorola Mobility Lawsuit”). On February 25, 2011, Motorola Mobility, Inc. (“Motorola Mobility”) and General Instrument Corporation, a subsidiary of Motorola Mobility, filed a complaint against TiVo Inc. (“TiVo”) in the U.S. District Court for the Eastern District of Texas, alleging infringement of three Motorola Mobility patents by TiVo digital video recorder (“DVR”) products and requesting a declaration that patents of TiVo are invalid and not infringed by certain Motorola Mobility DVR products. Motorola Mobility and General Instrument Corporation are seeking, among other things, unspecified monetary damages and a permanent injunction. On March 26, 2012, TiVo filed amended counterclaims adding the Company as a defendant to the lawsuit and a new patent claim. TiVo is seeking, among other things, unspecified monetary damages and a permanent injunction. On May 17, 2012, the Company filed a motion to dismiss TiVo’s claims against it for failure to state a claim and, on May 20, 2012, the Company filed a motion to sever and stay TiVo’s claims against it. On June 29, 2012, TiVo served the Company with infringement contentions alleging infringement by the Company based on its use of Motorola Mobility DVR products and Cisco Systems, Inc. (“Cisco”) DVR products. On July 18, 2012, the court denied the Company’s request to sever and stay TiVo’s claims against the Company relating to the Motorola Mobility DVR products, and it severed TiVo’s claims against the Company relating to the Cisco DVR products from the Motorola Mobility Lawsuit and ordered that the Company be added as a party to TiVo Inc. v. Cisco Systems, Inc., discussed below. The Company intends to defend against the Motorola Mobility Lawsuit vigorously, but is unable to predict the outcome of this lawsuit or reasonably estimate a range of possible loss.

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

Certain Environmental Matters

The California Attorney General and the Alameda County, California District Attorney are investigating whether certain of the Company’s waste disposal policies, procedures and practices are in violation of the California Business and Professions Code and the California Health and Safety Code. These entities are seeking injunctive relief, unspecified civil penalties and attorneys’ fees. The Company is unable to predict the outcome of this investigation or reasonably estimate a range of possible loss.

Other Matters

On June 18, 2012, the Federal Trade Commission (the “FTC”) served the Company with two civil investigative demands (“CIDs”) addressing the Company’s practices and policies relating to the use of credit bureaus. TWC has responded to portions of the CIDs as well as a few supplemental requests from the FTC. On February 12, 2013, TWC received a supplemental CID from the FTC, requesting additional information about how the Company informs customers who, based on a review of their credit scores, are required to pay a deposit or make an advance payment. The FTC has not specified the penalty, if any, it may seek. The Company is unable to predict the outcome of this investigation or reasonably estimate a range of possible loss.

As part of the TWE Restructuring, Time Warner agreed to indemnify the Company from and against any and all liabilities relating to, arising out of or resulting from specified litigation matters brought against the TWE non-cable businesses. Although Time Warner has agreed to indemnify the Company against such liabilities, TWE remains a named party in certain litigation matters. In connection with an internal reorganization discussed further in Note 20, on September 30, 2012, TWE merged with and into TWCE, with TWCE as the surviving entity.

TIME WARNER CABLE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

19.    ADDITIONAL FINANCIAL INFORMATION

Other Current Liabilities

Other current liabilities as of December 31, 2012 and 2011 consisted of (in millions):

	December 31,
	2012	2011
Accrued interest	$586	$585
Accrued compensation and benefits	384	360
Accrued insurance	169	158
Accrued franchise fees	168	164
Accrued sales and other taxes	99	106
Accrued rent	40	38
Other accrued expenses	353	316

Total other current liabilities	$1,799	$1,727

Revenue

Revenue for the years ended December 31, 2012, 2011 and 2010 consisted of (in millions):

	Year Ended December 31,
	2012	2011	2010
Residential services	$18,175	$17,093	$16,651
Business services	1,901	1,469	1,107
Advertising	1,053	880	881
Other	257	233	229

Total revenue	$21,386	$19,675	$18,868

Interest Expense, Net

Interest expense, net, for the years ended December 31, 2012, 2011 and 2010 consisted of (in millions):

	Year Ended December 31,
	2012	2011	2010
Interest expense	$(1,614)	$(1,524)	$(1,397)
Interest income	8	6	3

Interest expense, net	$(1,606)	$(1,518)	$(1,394)

TIME WARNER CABLE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Other Income (Expense), Net

Other income (expense), net, for the years ended December 31, 2012, 2011 and 2010 consisted of (in millions):

	Year Ended December 31,
	2012	2011	2010
Income (loss) from equity-method investments, net(a)(b)	$454	$(88)	$(110)
Gain on sale of investment in Clearwire(b)	64	—	—
Gain (loss) on equity award reimbursement obligation to Time Warner	(9)	(5)	5
Other investment losses(c)	(12)	—	—
Other	—	4	6

Other income (expense), net	$497	$(89)	$(99)

(a)

Income from equity-method investments, net, in 2012 primarily consists of a pretax gain of $430 million associated with SpectrumCo’s sale of its advanced wireless spectrum licenses to Verizon Wireless (refer to Note 6 for further details).

(b)

Loss from equity-method investments, net, in 2011 and 2010 primarily consists of losses incurred by Clearwire Communications. As of the end of the third quarter of 2011, the balance of the Company’s investment in Clearwire Communications was $0 and, as discussed in Note 6, on September 27, 2012, the Company sold all of its interest in Clearwire, resulting in the gain noted above.

(c)

Other investment losses in 2012 represents an impairment of the Company’s investment in Canoe Ventures LLC (“Canoe”), an equity-method investee engaged in the development of advanced advertising platforms. The impairment was recognized as a result of Canoe’s announcement during the first quarter of 2012 of a restructuring that significantly curtailed its operations.

Supplemental Cash Flow Information

Additional financial information with respect to cash (payments) and receipts for the years ended December 31, 2012, 2011 and 2010 is as follows (in millions):

	Year Ended December 31,
	2012	2011	2010
Cash paid for interest	$(1,773)	$(1,595)	$(1,458)
Interest income received(a)	171	161	99

Cash paid for interest, net	$(1,602)	$(1,434)	$(1,359)

Cash paid for income taxes	$(554)	$(111)	$(481)
Cash refunds of income taxes	10	273	93

Cash (paid for) refunds of income taxes, net	$(544)	$162	$(388)

(a)	Interest income received includes amounts received under interest rate swap contracts.

The consolidated statement of cash flows for the years ended December 31, 2012, 2011 and 2010 does not reflect $33 million, $18 million and $43 million, respectively, of common stock repurchases that were included in other current liabilities as of December 31, 2012, 2011 and 2010, respectively, for which payment was made in January 2013, 2012 and 2011, respectively.

20.    CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

Set forth below are condensed consolidating financial statements presenting the financial position, results of operations (including comprehensive income) and cash flows of (i) Time Warner Cable Inc. (the “Parent Company”), (ii) TW NY Cable Holding Inc. (“TW NY”), Time Warner Cable Enterprises LLC (“TWCE”) and Time Warner Cable Internet Holdings II LLC (“TWC Internet Holdings II” and, together with TW NY and TWCE, the “Guarantor Subsidiaries”), on a combined basis, (iii) the direct and indirect non-guarantor subsidiaries of the Parent Company (the “Non-Guarantor Subsidiaries”) on a combined basis and (iv) the eliminations necessary to arrive at the information for Time Warner Cable Inc. on a consolidated basis. TW NY is a direct 100% owned subsidiary of the Parent Company. TWCE and TWC Internet Holdings II are indirect

TIME WARNER CABLE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

100% owned subsidiaries of the Parent Company. The Guarantor Subsidiaries have fully and unconditionally, jointly and severally, directly, guaranteed the debt securities issued by the Parent Company in its 2007 registered exchange offer and subsequent public offerings. The Parent Company owns all of the voting and economic interests, directly or indirectly, of the Guarantor Subsidiaries.

There are no legal or regulatory restrictions on the Parent Company’s ability to obtain funds from any of its 100% owned subsidiaries through dividends, loans or advances.

These condensed consolidating financial statements should be read in conjunction with the consolidated financial statements of Time Warner Cable Inc.

Basis of Presentation

On September 30, 2012, the Company completed an internal reorganization to simplify its organizational structure. As part of this reorganization, on September 30, 2012, TWE, a 100% owned subsidiary of the Company, merged with and into TWCE, a Delaware limited liability company and an indirect 100% owned subsidiary of the Company, with TWCE as the surviving entity. In addition, on September 30, 2012, the Company, TW NY, TWCE, TWC Internet Holdings II, a Delaware limited liability company and an indirect 100% owned subsidiary of the Company, and The Bank of New York Mellon, as trustee, entered into supplemental indentures amending the TWC Indenture and the TWCE Indenture, providing for (i) TWCE’s succession to, and assumption of, all of the rights and obligations of TWE as guarantor under the TWC Indenture and as issuer under the TWCE Indenture and (ii) the addition of TWC Internet Holdings II as a guarantor under the TWC Indenture and TWCE Indenture and its assumption of all of the rights and obligations of a guarantor thereunder. As a result of this internal reorganization, the presentation of the 2011 and 2010 condensed consolidating financial statements has been recast to reflect TW NY, TWCE and TWC Internet Holdings II as subsidiary guarantors of debt securities issued by the Parent Company.

In presenting the condensed consolidating financial statements, the equity method of accounting has been applied to (i) the Parent Company’s interests in the Guarantor Subsidiaries and the Non-Guarantor Subsidiaries, (ii) the Guarantor Subsidiaries’ interests in the Non-Guarantor Subsidiaries and (iii) the Non-Guarantor Subsidiaries interests in the Guarantor Subsidiaries, where applicable, even though all such subsidiaries meet the requirements to be consolidated under GAAP. All intercompany balances and transactions between the Parent Company, the Guarantor Subsidiaries and the Non-Guarantor Subsidiaries have been eliminated, as shown in the column “Eliminations.” All assets and liabilities have been allocated to the Parent Company, the Guarantor Subsidiaries and the Non-Guarantor Subsidiaries generally based on legal entity ownership. Certain administrative costs have been allocated to the Parent Company, the Guarantor Subsidiaries and the Non-Guarantor Subsidiaries based on revenue recorded at the respective entity. A portion of the interest expense incurred by the Parent Company has been allocated to the Guarantor Subsidiaries and the Non-Guarantor Subsidiaries based on revenue recorded at the respective entity. The income tax provision has been presented based on each subsidiary’s legal entity. Deferred income taxes have been presented based upon the temporary differences between the carrying amounts of the respective assets and liabilities of the applicable entities.

TIME WARNER CABLE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company’s condensed consolidating financial information is as follows (in millions):

Consolidating Balance Sheet as of December 31, 2012

	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	TWC Consolidated
ASSETS
Current assets:
Cash and equivalents	$2,174	$—	$1,130	$—	$3,304
Short-term investments in U.S. Treasury securities	150	—	—	—	150
Receivables, net	49	—	834	—	883
Receivables from affiliated parties	35	—	29	(64)	—
Deferred income tax assets	5	4	308	—	317
Other current assets	54	—	169	—	223

Total current assets	2,467	4	2,470	(64)	4,877
Investments in and amounts due from consolidated subsidiaries	40,656	32,103	6,161	(78,920)	—
Investments	17	58	12	—	87
Property, plant and equipment, net	—	33	14,709	—	14,742
Intangible assets subject to amortization, net	—	10	631	—	641
Intangible assets not subject to amortization	—	—	26,011	—	26,011
Goodwill	—	—	2,889	—	2,889
Other assets	580	—	53	(71)	562

Total assets	$43,720	$32,208	$52,936	$(79,055)	$49,809

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$1	$—	$652	$—	$653
Deferred revenue and subscriber-related liabilities	—	—	183	—	183
Payables to affiliated parties	29	—	35	(64)	—
Accrued programming expense	—	—	872	—	872
Current maturities of long-term debt	1,516	—	2	—	1,518
Mandatorily redeemable preferred equity	—	—	300	—	300
Other current liabilities	631	61	1,107	—	1,799

Total current liabilities	2,177	61	3,151	(64)	5,325
Long-term debt	23,078	2,070	23	—	25,171
Deferred income tax liabilities, net	—	267	11,084	(71)	11,280
Long-term payables to affiliated parties	7,641	—	8,702	(16,343)	—
Other liabilities	275	3	472	—	750
TWC shareholders’ equity:
Due to (from) TWC and subsidiaries	3,270	120	(3,390)	—	—
Other TWC shareholders’ equity	7,279	29,687	32,890	(62,577)	7,279

Total TWC shareholders’ equity	10,549	29,807	29,500	(62,577)	7,279
Noncontrolling interests	—	—	4	—	4

Total equity	10,549	29,807	29,504	(62,577)	7,283

Total liabilities and equity	$43,720	$32,208	$52,936	$(79,055)	$49,809

TIME WARNER CABLE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Consolidating Balance Sheet as of December 31, 2011

(recast)

	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	TWC Consolidated
ASSETS
Current assets:
Cash and equivalents	$4,372	$—	$805	$—	$5,177
Receivables, net	51	1	715	—	767
Receivables from affiliated parties	39	—	32	(71)	—
Deferred income tax assets	2	7	258	—	267
Other current assets	42	4	141	—	187

Total current assets	4,506	12	1,951	(71)	6,398
Investments in and amounts due from consolidated subsidiaries	36,089	29,133	5,844	(71,066)	—
Investments	19	744	11	—	774
Property, plant and equipment, net	34	—	13,871	—	13,905
Intangible assets subject to amortization, net	—	—	228	—	228
Intangible assets not subject to amortization	—	—	24,272	—	24,272
Goodwill	—	—	2,247	—	2,247
Other assets	445	—	68	(61)	452

Total assets	$41,093	$29,889	$48,492	$(71,198)	$48,276

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$1	$—	$544	$—	$545
Deferred revenue and subscriber-related liabilities	—	—	169	—	169
Payables to affiliated parties	32	—	39	(71)	—
Accrued programming expense	—	—	807	—	807
Current maturities of long-term debt	1,511	607	4	—	2,122
Other current liabilities	603	75	1,049	—	1,727

Total current liabilities	2,147	682	2,612	(71)	5,370
Long-term debt	22,234	2,075	11	—	24,320
Mandatorily redeemable preferred equity	—	—	300	—	300
Deferred income tax liabilities, net	—	281	9,978	(61)	10,198
Long-term payables to affiliated parties	7,249	—	8,702	(15,951)	—
Other liabilities	172	—	379	—	551
TWC shareholders’ equity:
Due to (from) TWC and subsidiaries	1,761	7	(1,768)	—	—
Other TWC shareholders’ equity	7,530	26,844	28,271	(55,115)	7,530

Total TWC shareholders’ equity	9,291	26,851	26,503	(55,115)	7,530
Noncontrolling interests	—	—	7	—	7

Total equity	9,291	26,851	26,510	(55,115)	7,537

Total liabilities and equity	$41,093	$29,889	$48,492	$(71,198)	$48,276

TIME WARNER CABLE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Consolidating Statement of Operations for the Year Ended December 31, 2012

	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	TWC Consolidated
Revenue	$—	$—	$21,386	$—	$21,386
Costs and expenses:
Cost of revenue	—	—	9,942	—	9,942
Selling, general and administrative	—	—	3,620	—	3,620
Depreciation	—	—	3,154	—	3,154
Amortization	—	—	110	—	110
Merger-related and restructuring costs	24	—	91	—	115

Total costs and expenses	24	—	16,917	—	16,941

Operating Income (Loss)	(24)	—	4,469	—	4,445
Equity in pretax income of consolidated subsidiaries	3,663	3,320	162	(7,145)	—
Interest expense, net	(308)	(145)	(1,153)	—	(1,606)
Other income, net	—	416	81	—	497

Income before income taxes	3,331	3,591	3,559	(7,145)	3,336
Income tax provision	(1,176)	(1,330)	(1,134)	2,463	(1,177)

Net income	2,155	2,261	2,425	(4,682)	2,159
Less: Net income attributable to noncontrolling interests	—	—	(4)	—	(4)

Net income attributable to TWC shareholders	$2,155	$2,261	$2,421	$(4,682)	$2,155

Consolidating Statement of Comprehensive Income for the Year Ended December 31, 2012

	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	TWC Consolidated
Net income	$2,155	$2,261	$2,425	$(4,682)	$2,159
Change in accumulated unrealized losses on pension benefit obligation, net of tax	(167)	—	—	—	(167)
Change in accumulated deferred gains (losses) on cash flow hedges, net of tax	63	—	—	—	63

Other comprehensive loss	(104)	—	—	—	(104)

Comprehensive income	2,051	2,261	2,425	(4,682)	2,055
Less: Comprehensive income attributable to noncontrolling interests	—	—	(4)	—	(4)

Comprehensive income attributable to TWC shareholders	$2,051	$2,261	$2,421	$(4,682)	$2,051

TIME WARNER CABLE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Consolidating Statement of Operations for the Year Ended December 31, 2011

(recast)

	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	TWC Consolidated
Revenue	$—	$—	$19,675	$—	$19,675
Costs and expenses:
Cost of revenue	—	—	9,138	—	9,138
Selling, general and administrative	—	—	3,311	—	3,311
Depreciation	—	—	2,994	—	2,994
Amortization	—	—	33	—	33
Merger-related and restructuring costs	9	—	61	—	70
Asset impairments	—	—	60	—	60

Total costs and expenses	9	—	15,597	—	15,606

Operating Income (Loss)	(9)	—	4,078	—	4,069
Equity in pretax income (loss) of consolidated subsidiaries	2,789	3,112	(130)	(5,771)	—
Interest expense, net	(324)	(204)	(990)	—	(1,518)
Other income (expense), net	2	(13)	(78)	—	(89)

Income before income taxes	2,458	2,895	2,880	(5,771)	2,462
Income tax provision	(793)	(935)	(839)	1,772	(795)

Net income	1,665	1,960	2,041	(3,999)	1,667
Less: Net income attributable to noncontrolling interests	—	—	(2)	—	(2)

Net income attributable to TWC shareholders	$1,665	$1,960	$2,039	$(3,999)	$1,665

Consolidating Statement of Comprehensive Income for the Year Ended December 31, 2011

(recast)

	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	TWC Consolidated
Net income	$1,665	$1,960	$2,041	$(3,999)	$1,667
Change in accumulated unrealized losses on pension benefit obligation, net of tax	(250)	—	—	—	(250)
Change in accumulated deferred gains (losses) on cash flow hedges, net of tax	(18)	—	—	—	(18)

Other comprehensive loss	(268)	—	—	—	(268)

Comprehensive income	1,397	1,960	2,041	(3,999)	1,399
Less: Comprehensive income attributable to noncontrolling interests	—	—	(2)	—	(2)

Comprehensive income attributable to TWC shareholders	$1,397	$1,960	$2,039	$(3,999)	$1,397

TIME WARNER CABLE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Consolidating Statement of Operations for the Year Ended December 31, 2010

(recast)

	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	TWC Consolidated
Revenue	$—	$—	$18,868	$—	$18,868
Costs and expenses:
Cost of revenue	—	—	8,873	—	8,873
Selling, general and administrative	—	—	3,125	—	3,125
Depreciation	—	—	2,961	—	2,961
Amortization	—	—	168	—	168
Merger-related and restructuring costs	—	—	52	—	52

Total costs and expenses	—	—	15,179	—	15,179

Operating Income	—	—	3,689	—	3,689
Equity in pretax income (loss) of consolidated subsidiaries	2,533	2,869	(131)	(5,271)	—
Interest expense, net	(345)	(204)	(845)	—	(1,394)
Other income (expense), net	1	(15)	(85)	—	(99)

Income before income taxes	2,189	2,650	2,628	(5,271)	2,196
Income tax provision	(881)	(1,067)	(926)	1,991	(883)

Net income	1,308	1,583	1,702	(3,280)	1,313
Less: Net income attributable to noncontrolling interests	—	—	(5)	—	(5)

Net income attributable to TWC shareholders	$1,308	$1,583	$1,697	$(3,280)	$1,308

Consolidating Statement of Comprehensive Income for the Year Ended December 31, 2010

(recast)

	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	TWC Consolidated
Net income	$1,308	$1,583	$1,702	$(3,280)	$1,313
Change in accumulated unrealized losses on pension benefit obligation, net of tax	24	—	—	—	24
Change in accumulated deferred gains (losses) on cash flow hedges, net of tax	4	—	—	—	4

Other comprehensive income	28	—	—	—	28

Comprehensive income	1,336	1,583	1,702	(3,280)	1,341
Less: Comprehensive income attributable to noncontrolling interests	—	—	(5)	—	(5)

Comprehensive income attributable to TWC shareholders	$1,336	$1,583	$1,697	$(3,280)	$1,336

TIME WARNER CABLE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Consolidating Statement of Cash Flows for the Year Ended December 31, 2012

	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	TWC Consolidated
Cash provided (used) by operating activities	$(190)	$(762)	$6,477	$—	$5,525

INVESTING ACTIVITIES
Capital expenditures	—	—	(3,095)	—	(3,095)
Acquisitions and investments, net of cash acquired and distributions received	(1,386)	(17)	(330)	425	(1,308)
Proceeds from SpectrumCo’s sale of spectrum licenses	—	1,112	—	—	1,112
Proceeds from sale of investment in Clearwire	—	—	64	—	64
Short-term investments in U.S. Treasury securities	(150)	—	—	—	(150)
Other investing activities	—	—	32	—	32

Cash provided (used) by investing activities	(1,536)	1,095	(3,329)	425	(3,345)

FINANCING ACTIVITIES
Short-term borrowings, net	392	—	—	(392)	—
Proceeds from issuance of long-term debt	2,258	—	—	—	2,258
Repayments of long-term debt	(1,500)	(600)	—	—	(2,100)
Repayments of long-term debt assumed in acquisitions	—	—	(1,730)	—	(1,730)
Debt issuance costs	(26)	—	—	—	(26)
Proceeds from exercise of stock options	140	—	—	—	140
Taxes paid in cash in lieu of shares issued for equity-based compensation	—	—	(45)	—	(45)
Excess tax benefit from equity-based compensation	62	—	19	—	81
Dividends paid	(700)	—	—	—	(700)
Repurchases of common stock	(1,850)	—	—	—	(1,850)
Acquisition of noncontrolling interest	—	—	(32)	—	(32)
Net change in investments in and amounts due to and from consolidated subsidiaries	768	267	(1,002)	(33)	—
Other financing activities	(16)	—	(33)	—	(49)

Cash used by financing activities	(472)	(333)	(2,823)	(425)	(4,053)

Increase (decrease) in cash and equivalents	(2,198)	—	325	—	(1,873)
Cash and equivalents at beginning of year	4,372	—	805	—	5,177

Cash and equivalents at end of year	$2,174	$—	$1,130	$—	$3,304

TIME WARNER CABLE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Consolidating Statement of Cash Flows for the Year Ended December 31, 2011

(recast)

	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	TWC Consolidated
Cash provided (used) by operating activities	$(47)	$(352)	$6,087	$—	$5,688

INVESTING ACTIVITIES
Capital expenditures	(1)	—	(2,936)	—	(2,937)
Acquisitions and investments, net of cash acquired and distributions received	(270)	(20)	(1,959)	1,619	(630)
Other investing activities	19	—	18	—	37

Cash used by investing activities	(252)	(20)	(4,877)	1,619	(3,530)

FINANCING ACTIVITIES
Short-term borrowings, net	1,619	—	—	(1,619)	—
Proceeds from issuance of long-term debt	3,227	—	—	—	3,227
Repayments of long-term debt assumed in acquisitions	—	—	(44)	—	(44)
Debt issuance costs	(25)	—	—	—	(25)
Proceeds from exercise of stock options	114	—	—	—	114
Taxes paid in cash in lieu of shares issued for equity-based compensation	—	—	(29)	—	(29)
Excess tax benefit from equity-based compensation	—	—	48	—	48
Dividends paid	(642)	—	—	—	(642)
Repurchases of common stock	(2,657)	—	—	—	(2,657)
Net change in investments in and amounts due to and from consolidated subsidiaries	108	372	(480)	—	—
Other financing activities	(14)	—	(6)	—	(20)

Cash provided (used) by financing activities	1,730	372	(511)	(1,619)	(28)

Increase in cash and equivalents	1,431	—	699	—	2,130
Cash and equivalents at beginning of year	2,941	—	106	—	3,047

Cash and equivalents at end of year	$4,372	$—	$805	$—	$5,177

TIME WARNER CABLE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Consolidating Statement of Cash Flows for the Year Ended December 31, 2010

(recast)

	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	TWC Consolidated
Cash provided (used) by operating activities	$(354)	$(320)	$5,892	$—	$5,218

INVESTING ACTIVITIES
Capital expenditures	(35)	—	(2,895)	—	(2,930)
Acquisitions and investments, net of cash acquired and distributions received	35	(23)	(890)	926	48
Other investing activities	—	—	10	—	10

Cash used by investing activities	—	(23)	(3,775)	926	(2,872)

FINANCING ACTIVITIES
Short-term repayments, net	(335)	—	—	(926)	(1,261)
Proceeds from issuance of long-term debt	1,872	—	—	—	1,872
Repayments of long-term debt	—	(8)	—	—	(8)
Debt issuance costs	(25)	—	—	—	(25)
Proceeds from exercise of stock options	122	—	—	—	122
Taxes paid in cash in lieu of shares issued for equity-based compensation	(9)	—	—	—	(9)
Excess tax benefit from equity-based compensation	—	—	19	—	19
Dividends paid	(576)	—	—	—	(576)
Repurchases of common stock	(472)	—	—	—	(472)
Net change in investments in and amounts due to and from consolidated subsidiaries	1,692	351	(2,043)	—	—
Other financing activities	(7)	—	(2)	—	(9)

Cash provided (used) by financing activities	2,262	343	(2,026)	(926)	(347)

Increase in cash and equivalents	1,908	—	91	—	1,999
Cash and equivalents at beginning of year	1,033	—	15	—	1,048

Cash and equivalents at end of year	$2,941	$—	$106	$—	$3,047

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

Management conducted an evaluation of the effectiveness of the Company’s system of internal control over financial reporting as of December 31, 2012 based on the framework set forth in “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its evaluation, management concluded that, as of December 31, 2012, the Company’s internal control over financial reporting is effective based on the specified criteria.

The Company’s internal control over financial reporting as of December 31, 2012 has been audited by the Company’s independent auditor, Ernst & Young LLP, a registered public accounting firm, as stated in their report at page 130 herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and

Shareholders of Time Warner Cable Inc.

We have audited the accompanying consolidated balance sheet of Time Warner Cable Inc. (the “Company”) as of December 31, 2012 and 2011, and the related consolidated statement of operations, comprehensive income, cash flows and equity for each of the three years in the period ended December 31, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Time Warner Cable Inc. at December 31, 2012 and 2011, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Time Warner Cable Inc.’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 15, 2013 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

New York, New York

February 15, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and

Shareholders of Time Warner Cable Inc.

We have audited Time Warner Cable Inc.’s (the “Company”) internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). The Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Time Warner Cable Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Time Warner Cable Inc. as of December 31, 2012 and 2011, and the related consolidated statement of operations, comprehensive income, cash flows and equity for each of the three years in the period ended December 31, 2012 of Time Warner Cable Inc. and our report dated February 15, 2013 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

New York, New York

February 15, 2013

TIME WARNER CABLE INC.

SELECTED FINANCIAL INFORMATION

The selected financial information set forth below as of December 31, 2012 and 2011 and for the years ended December 31, 2012, 2011 and 2010 has been derived from and should be read in conjunction with the audited consolidated financial statements and other financial information presented elsewhere herein. The selected financial information set forth below as of December 31, 2010, 2009 and 2008 and for the years ended December 31, 2009 and 2008 has been derived from audited consolidated financial statements not included herein. Capitalized terms are as defined and described in the consolidated financial statements or elsewhere herein.

	Year Ended December 31,
	2012	2011	2010	2009	2008
	(in millions, except per share data)
Selected Operating Statement Information:
Revenue	$21,386	$19,675	$18,868	$17,868	$17,200
Costs and expenses(a)	16,941	15,606	15,179	14,551	28,982

Operating Income (Loss)(a)	4,445	4,069	3,689	3,317	(11,782)
Interest expense, net	(1,606)	(1,518)	(1,394)	(1,319)	(923)
Other income (expense), net(b)	497	(89)	(99)	(86)	(367)

Income (loss) before income taxes	3,336	2,462	2,196	1,912	(13,072)
Income tax benefit (provision)(c)	(1,177)	(795)	(883)	(820)	5,109

Net income (loss)	2,159	1,667	1,313	1,092	(7,963)
Less: Net (income) loss attributable to noncontrolling interests	(4)	(2)	(5)	(22)	619

Net income (loss) attributable to TWC shareholders	$2,155	$1,665	$1,308	$1,070	$(7,344)

Net income (loss) per common share attributable to TWC common shareholders:
Basic	$6.97	$5.02	$3.67	$3.07	$(22.55)

Diluted	$6.90	$4.97	$3.64	$3.05	$(22.55)

Average common shares outstanding:
Basic	307.8	329.7	354.2	349.0	325.7

Diluted	312.4	335.3	359.5	350.9	325.7

Cash dividends declared per share	$2.24	$1.92	$1.60	$—	$—

Special cash dividend declared and paid per share	$—	$—	$—	$30.81	$—

TIME WARNER CABLE INC.

SELECTED FINANCIAL INFORMATION—(Continued)

	December 31,
	2012	2011	2010	2009	2008
	(in millions)
Selected Balance Sheet Information:
Cash and equivalents	$3,304	$5,177	$3,047	$1,048	$5,449
Total assets	49,809	48,276	45,822	43,694	47,889
Total debt(d)	26,689	26,442	23,121	22,331	17,728
Mandatorily redeemable preferred equity(e)	300	300	300	300	300

(a)

Total costs and expenses and Operating Income (Loss) include merger-related and restructuring costs of $115 million in 2012, $70 million in 2011, $52 million in 2010, $81 million in 2009 and $15 million in 2008. Total costs and expenses and Operating Income (Loss) in 2011 includes a $60 million impairment charge on wireless assets that will no longer be utilized. Total costs and expenses and Operating Income (Loss) in 2008 includes a $14.822 billion impairment charge on cable franchise rights and a $58 million loss on the sale of cable systems.

(b)

Other income (expense), net, includes income (losses) from equity-method investments of $454 million in 2012, $(88) million in 2011, $(110) million in 2010, $(49) million in 2009 and $16 million in 2008. Income from equity-method investments in 2012 primarily consists of a pretax gain of $430 million associated with SpectrumCo’s sale of its advanced wireless spectrum licenses to Verizon Wireless. Other income (expense), net, in 2012 includes a $64 million gain on the sale of the Company’s investment in Clearwire. Other income (expense), net, in 2008 includes a $367 million impairment charge on the Company’s equity-method investment in Clearwire Communications.

(c)

On September 30, 2012, the Company completed an internal reorganization to simplify its organizational structure, which resulted in the Company recording an income tax benefit of $63 million during the third quarter of 2012 related to a change in the tax rate applied to calculate the Company’s net deferred income tax liability. During the fourth quarter of 2011, TWC completed its income tax returns for the 2010 taxable year, its first full-year income tax returns subsequent to the Separation, reflecting the income tax positions and state income tax apportionments of TWC as a standalone taxpayer. Based on these returns, the Company concluded that an approximate 65 basis point change in the estimate of the effective tax rate applied to calculate its net deferred income tax liability was required. As a result, TWC recorded a noncash income tax benefit of $178 million during the fourth quarter of 2011.

(d)	Amounts include $1.518 billion, $2.122 billion and $1 million of debt due within one year as of December 31, 2012, 2011 and 2008, respectively.
(e)	As of December 31, 2012, mandatorily redeemable preferred equity, which matures on August 1, 2013, is classified as a current liability in the accompanying consolidated balance sheet.

TIME WARNER CABLE INC.

QUARTERLY FINANCIAL INFORMATION

(Unaudited)

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
	(in millions, except per share data)
2012(a)
Revenue	$5,134	$5,404	$5,363	$5,485
Operating Income	1,042	1,140	1,094	1,169
Net income	383	453	809	514
Net income attributable to TWC shareholders	382	452	808	513
Net income per common share attributable to TWC common shareholders:
Basic(b)	1.21	1.44	2.64	1.70
Diluted(b)	1.20	1.43	2.60	1.68
Average common shares outstanding
Basic	313.9	311.1	305.7	300.7
Diluted	319.0	315.3	310.2	305.6
Common stock—high	81.50	82.15	95.79	100.31
Common stock—low	64.03	73.99	81.45	89.29
Cash dividends declared per share	0.56	0.56	0.56	0.56

2011(a)
Revenue	$4,827	$4,944	$4,911	$4,993
Operating Income	975	1,063	1,002	1,029
Net income	326	421	356	564
Net income attributable to TWC shareholders	325	420	356	564
Net income per common share attributable to TWC common shareholders:
Basic(b)	0.94	1.25	1.09	1.76
Diluted(b)	0.93	1.24	1.08	1.75
Average common shares outstanding
Basic	343.5	334.0	323.8	317.8
Diluted	349.8	339.6	329.1	323.1
Common stock—high	72.48	78.46	79.99	71.84
Common stock—low	64.91	71.75	60.85	57.41
Cash dividends declared per share	0.48	0.48	0.48	0.48

(a)	The following items impact the comparability of results from period to period:
2012: During the quarter ended September 30, 2012, the Company recognized (i) income from equity-method investments of $430 million associated with SpectrumCo’s sale of its advanced wireless spectrum licenses to Verizon Wireless, (ii) a pretax gain of $64 million on the sale of the Company’s investment in Clearwire and (iii) an income tax benefit of $63 million related to a change in the tax rate applied to calculate the Company’s net deferred income tax liability.
2011: During the quarter ended December 31, 2011, the Company recognized (i) an income tax benefit of $178 million related to a 65 basis point change in the estimate of the effective tax rate applied to calculate the Company’s net deferred income tax liability and (ii) a $60 million impairment charge on wireless assets that will no longer be utilized.
(b)

Per common share amounts for the quarters and full years have each been calculated separately. Accordingly, quarterly amounts may not sum to the annual amounts due to differences in the weighted-average common shares outstanding during each period.

EXHIBIT INDEX

Pursuant to Item 601 of Regulation S-K

Exhibit Number	Description

2	Agreement and Plan of Merger, dated as of August 15, 2011, by and among Time Warner Cable Inc. (“TWC” or the “Company”), Derby Merger Sub Inc., Insight Communications Company, Inc. and Carlyle CIM Agent, L.L.C. (incorporated herein by reference to Exhibit 2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011 and filed with the Securities and Exchange Commission (the “SEC”) on October 27, 2011 (the “TWC September 30, 2011 Form 10-Q”)).
3.1	Second Amended and Restated Certificate of Incorporation of TWC, as filed with the Secretary of State of the State of Delaware on March 12, 2009 (incorporated herein by reference to Exhibit 3.1 to Amendment No. 1 to TWC’s Registration Statement on Form 8-A filed with the SEC on March 12, 2009 (the “TWC March 2009 Form 8-A”)).
3.2	Amendment to Second Amended and Restated Certificate of Incorporation of the Company, as filed with the Secretary of State of the State of Delaware on March 12, 2009 (incorporated herein by reference to Exhibit 3.2 to the TWC March 2009 Form 8-A).
3.3	By-laws of the Company, as amended through July 26, 2012 (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated July 25, 2012 and filed with the SEC on July 31, 2012).
4.1	Indenture, dated as of April 30, 1992, as amended by the First Supplemental Indenture, dated as of June 30, 1992, among Time Warner Entertainment Company, L.P. (“TWE”), Time Warner Companies, Inc. (“TWCI”), certain of TWCI’s subsidiaries that are parties thereto and The Bank of New York, as Trustee (incorporated herein by reference to Exhibits 10(g) and 10(h) to TWCI’s Current Report on Form 8-K dated June 26, 1992 and filed with the SEC on July 15, 1992 (File No. 1-8637)).
4.2	Second Supplemental Indenture, dated as of December 9, 1992, among TWE, TWCI, certain of TWCI’s subsidiaries that are parties thereto and The Bank of New York, as Trustee (incorporated herein by reference to Exhibit 4.2 to Amendment No. 1 to TWE’s Registration Statement on Form S-4 dated and filed with the SEC on October 25, 1993 (Registration No. 33-67688) (the “TWE October 25, 1993 Registration Statement”)).
4.3	Third Supplemental Indenture, dated as of October 12, 1993, among TWE, TWCI, certain of TWCI’s subsidiaries that are parties thereto and The Bank of New York, as Trustee (incorporated herein by reference to Exhibit 4.3 to the TWE October 25, 1993 Registration Statement).
4.4	Fourth Supplemental Indenture, dated as of March 29, 1994, among TWE, TWCI, certain of TWCI’s subsidiaries that are parties thereto and The Bank of New York, as Trustee (incorporated herein by reference to Exhibit 4.4 to TWE’s Annual Report on Form 10-K for the year ended December 31, 1993 and filed with the SEC on March 30, 1994 (File No. 1-12878)).
4.5	Fifth Supplemental Indenture, dated as of December 28, 1994, among TWE, TWCI, certain of TWCI’s subsidiaries that are parties thereto and The Bank of New York, as Trustee (incorporated herein by reference to Exhibit 4.5 to TWE’s Annual Report on Form 10-K for the year ended December 31, 1994 and filed with the SEC on March 30, 1995 (File No. 1-12878)).
4.6	Sixth Supplemental Indenture, dated as of September 29, 1997, among TWE, TWCI, certain of TWCI’s subsidiaries that are parties thereto and The Bank of New York, as Trustee (incorporated herein by reference to Exhibit 4.7 to Historic TW Inc.’s (“Historic TW”) Annual Report on Form 10-K for the year ended December 31, 1997 and filed with the SEC on March 25, 1998 (File No. 1-12259) (the “Time Warner 1997 Form 10-K”)).
4.7	Seventh Supplemental Indenture, dated as of December 29, 1997, among TWE, TWCI, certain of TWCI’s subsidiaries that are parties thereto and The Bank of New York, as Trustee (incorporated herein by reference to Exhibit 4.8 to the Time Warner 1997 Form 10-K).
4.8	Eighth Supplemental Indenture, dated as of December 9, 2003, among Historic TW, TWE, Warner Communications Inc. (“WCI”), American Television and Communications Corporation (“ATC”), the Company and The Bank of New York, as Trustee (incorporated herein by reference to Exhibit 4.10 to Time Warner Inc.’s (“Time Warner”) Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 1-15062)).
4.9	Ninth Supplemental Indenture, dated as of November 1, 2004, among Historic TW, TWE, Time Warner NY Cable Inc., WCI, ATC, the Company and The Bank of New York, as Trustee (incorporated herein by reference to Exhibit 4.1 to Time Warner’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 (File No. 1-15062)).

Exhibit Number	Description

4.10	Tenth Supplemental Indenture, dated as of October 18, 2006, among Historic TW, TWE, TW NY Cable Holding Inc. (“TW NY”), Time Warner NY Cable LLC (“TW NY Cable”), the Company, WCI, ATC and The Bank of New York, as Trustee (incorporated herein by reference to Exhibit 4.1 to Time Warner’s Current Report on Form 8-K dated and filed October 18, 2006 (File No. 1-15062)).
4.11	Eleventh Supplemental Indenture, dated as of November 2, 2006, among TWE, TW NY, the Company and The Bank of New York, as Trustee (incorporated herein by reference to Exhibit 99.1 to Time Warner’s Current Report on Form 8-K dated and filed November 2, 2006 (File No. 1-15062)).
4.12	Twelfth Supplemental Indenture, dated as of September 30, 2012, among Time Warner Cable Enterprises LLC (“TWCE”), the Company, TW NY, Time Warner Cable Internet Holdings II LLC (“TWC Internet Holdings II”) and The Bank of New York Mellon, as trustee, supplementing the Indenture dated April 30, 1992, as amended (incorporated herein by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K dated September 30, 2012 and filed with the SEC on October 1, 2012 (the “TWC September 30, 2012 Form 8-K”)).
4.13	$3.5 billion Five-Year Revolving Credit Agreement, dated as of April 27, 2012, among the Company, as Borrower, the Lenders from time to time party thereto, Citibank, N.A. as Administrative Agent, BNP Paribas, Deutsche Bank Securities Inc. and Wells Fargo Bank, National Association, as Co-Syndication Agents, and Barclays Bank PLC, JPMorgan Chase Bank, N.A., Mizuho Corporate Bank, LTD., RBC Capital Markets, Sumitomo Mitsui Banking Corporation, The Bank of Tokyo-Mitsubishi UFJ, LTD. and The Royal Bank of Scotland plc, as Co-Documentation Agents, with associated Guarantees (incorporated herein by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K dated April 27, 2012 and filed with the SEC on May 2, 2012).
4.14	Amendment and Joinder to Guarantee, dated as of September 30, 2012, by TWCE, TW NY and TWC Internet Holdings II, in favor of Citibank, N.A., as Administrative Agent for the lenders, parties to the $3.5 billion five-year credit agreement, dated as of April 27, 2012, by and among, the Company, the lenders party thereto, Citibank, N.A., as Administrative Agent, BNP Paribas, Deutsche Bank Securities Inc. and Wells Fargo Bank, National Association, as Co-Syndication Agents, and Barclays Bank PLC, JPMorgan Chase Bank, N.A., Mizuho Corporate Bank, LTD., RBC Capital Markets, Sumitomo Mitsui Banking Corporation, The Bank of Tokyo-Mitsubishi UFJ, LTD. and The Royal Bank of Scotland plc, as Co-Documentation Agents (incorporated herein by reference to Exhibit 4.3 to the TWC September 30, 2012 Form 8-K).
4.15	Amended and Restated Limited Liability Company Agreement of TW NY Cable, dated as of July 28, 2006 (incorporated herein by reference to Exhibit 4.14 to the Company’s Current Report on Form 8-K dated and filed with the SEC on February 13, 2007 (the “TWC February 13, 2007 Form 8-K”)).
4.16	Indenture, dated as of April 9, 2007, among the Company, TW NY, TWE and The Bank of New York, as trustee (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated April 4, 2007 and filed with the SEC on April 9, 2007 (the “TWC April 4, 2007 Form 8-K”)).
4.17	First Supplemental Indenture, dated as of April 9, 2007, among the Company, TW NY, TWE and The Bank of New York, as trustee (incorporated herein by reference to Exhibit 4.2 to the TWC April 4, 2007 Form 8-K).
4.18	Second Supplemental Indenture, dated as of September 30, 2012, among the Company, TW NY, TWCE, TWC Internet Holdings II and The Bank of New York Mellon, as trustee, supplementing the Indenture dated April 9, 2007, as amended (incorporated herein by reference to Exhibit 4.1 to the TWC September 30, 2012 Form 8-K).
4.19	Form of 5.85% Exchange Notes due 2017 (included as Exhibit B to the First Supplemental Indenture incorporated herein by reference to Exhibit 4.2 to the TWC April 4, 2007 Form 8-K).
4.20	Form of 6.55% Exchange Debentures due 2037 (included as Exhibit C to the First Supplemental Indenture incorporated herein by reference to Exhibit 4.2 to the TWC April 4, 2007 Form 8-K).
4.21	Form of 6.20% Notes due 2013 (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated June 16, 2008 and filed with the SEC on June 19, 2008 (the “TWC June 16, 2008 Form 8-K”)).
4.22	Form of 6.75% Notes due 2018 (incorporated herein by reference to Exhibit 4.2 to the TWC June 16, 2008 Form 8-K).
4.23	Form of 7.30% Debentures due 2038 (incorporated herein by reference to Exhibit 4.3 to the TWC June 16, 2008 Form 8-K).
4.24	Form of 8.25% Notes due 2014 (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated November 13, 2008 and filed with the SEC on November 18, 2008 (the “TWC November 13, 2008 Form 8-K”)).

Exhibit Number	Description

4.25	Form of 8.75% Notes due 2019 (incorporated herein by reference to Exhibit 4.2 to the TWC November 13, 2008 Form 8-K).
4.26	Form of 7.50% Notes due 2014 (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated March 23, 2009 and filed with the SEC on March 26, 2009 (the “TWC March 23, 2009 Form 8-K”)).
4.27	Form of 8.25% Notes due 2019 (incorporated herein by reference to Exhibit 4.2 to the TWC March 23, 2009 Form 8-K).
4.28	Form of 6.75% Debentures due 2039 (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated June 24, 2009 and filed with the SEC on June 29, 2009 (the “TWC June 24, 2009 Form 8-K”)).
4.29	Form of 3.5% Notes due 2015 (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated December 8, 2009 and filed with the SEC on December 11, 2009 (the “TWC December 8, 2009 Form 8-K”)).
4.30	Form of 5.0% Notes due 2020 (incorporated herein by reference to Exhibit 4.2 to the TWC December 8, 2009 Form 8-K).
4.31	Form of 4.125% Notes due 2021 (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated November 9, 2010 and filed with the SEC on November 15, 2010 (the “TWC November 9, 2010 Form 8-K”)).
4.32	Form of 5.875% Debentures due 2040 (incorporated herein by reference to Exhibit 4.2 to the TWC November 9, 2010 Form 8-K).
4.33	Form of 5.75% Note due 2031 (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated and filed with the SEC on May 26, 2011).
4.34	Form of 4% Note due 2021 (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated September 7, 2011 and filed with the SEC on September 12, 2011 (the “TWC September 7, 2011 Form 8-K”)).
4.35	Form of 5.5% Debenture due 2041 (incorporated herein by reference to Exhibit 4.2 to the TWC September 7, 2011 Form 8-K).
4.36	Form of 4.5% Debenture due 2042 (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated August 7, 2012 and filed with the SEC on August 10, 2012 (the “TWC August 7, 2012 Form 8-K”)).
4.37	Form of 5.25% Note due 2042 (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated and filed with the SEC on June 27, 2012).
10.1	Amended and Restated Agreement of Limited Partnership of TWE, dated as of March 31, 2003, by and among the Company, TWE Holdings I Trust (“Comcast Trust I”), ATC, Comcast Corporation and Time Warner (the “TWE Limited Partnership Agreement”) (incorporated herein by reference to Exhibit 3.3 to Time Warner’s Current Report on Form 8-K dated March 28, 2003 and filed with the SEC on April 14, 2003 (File No. 1-15062) (the “Time Warner March 28, 2003 Form 8-K”)).
10.2	First Amendment, dated as of December 31, 2009, to the TWE Limited Partnership Agreement, between Time Warner Cable LLC, TW NY Cable, and TWE GP Holdings LLC (incorporated herein by reference to Exhibit 10.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 (the “TWC 2009 Form 10-K”)).
10.3	Contribution Agreement, dated as of September 9, 1994, among TWE, Advance Publications, Inc. (“Advance Publications”), Newhouse Broadcasting Corporation (“Newhouse”), Advance/Newhouse Partnership and Time Warner Entertainment-Advance/Newhouse Partnership (“TWE-A/N”) (incorporated herein by reference to Exhibit 10(a) to TWE’s Current Report on Form 8-K dated September 9, 1994 and filed with the SEC on September 21, 1994 (File No. 1-12878)).
10.4	Amended and Restated Transaction Agreement, dated as of October 27, 1997, among Advance Publications, Newhouse, Advance/Newhouse Partnership, TWE, TW Holding Co. and TWE-A/N (incorporated herein by reference to Exhibit 99(c) to Historic TW’s Current Report on Form 8-K dated October 27, 1997 and filed with the SEC on November 5, 1997 (File No. 1-12259)).
10.5	Transaction Agreement No. 2, dated as of June 23, 1998, among Advance Publications, Newhouse, Advance/Newhouse Partnership, TWE, Paragon Communications (“Paragon”) and TWE-A/N (incorporated herein by reference to Exhibit 10.38 to Historic TW’s Annual Report on Form 10-K for the year ended December 31, 1998 and filed with the SEC on March 26, 1999 (File No. 1-12259) (the “Time Warner 1998 Form 10-K”)).

Exhibit Number	Description

10.6	Transaction Agreement No. 3, dated as of September 15, 1998, among Advance Publications, Newhouse, Advance/Newhouse Partnership, TWE, Paragon and TWE-A/N (incorporated herein by reference to Exhibit 10.39 to the Time Warner 1998 Form 10-K).
10.7	Amended and Restated Transaction Agreement No. 4, dated as of February 1, 2001, among Advance Publications, Newhouse, Advance/Newhouse Partnership, TWE, Paragon and TWE-A/N (incorporated herein by reference to Exhibit 10.53 to Time Warner’s Transition Report on Form 10-K for the year ended December 31, 2000 and filed with the SEC on March 27, 2001 (File No. 1-15062)).
10.8	Master Transaction Agreement, dated as of August 1, 2002, by and among TWE-A/N, TWE, Paragon and Advance/Newhouse Partnership (incorporated herein by reference to Exhibit 10.1 to Time Warner’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 and filed with the SEC on August 14, 2002 (File No. 1-15062)).
10.9	Third Amended and Restated Partnership Agreement of TWE-A/N, dated as of December 31, 2002, among TWE, Paragon and Advance/Newhouse Partnership (incorporated herein by reference to Exhibit 99.1 to TWE’s Current Report on Form 8-K dated December 31, 2002 and filed with the SEC on January 14, 2003 (File No. 1-12878) (the “TWE December 31, 2002 Form 8-K”)).
10.10	Consent and Agreement, dated as of December 31, 2002, among TWE-A/N, TWE, Paragon, Advance/Newhouse Partnership, TWEAN Subsidiary LLC and JP Morgan Chase Bank (incorporated herein by reference to Exhibit 99.2 to the TWE December 31, 2002 Form 8-K).
10.11	Pledge Agreement, dated December 31, 2002, among TWE-A/N, Advance/Newhouse Partnership, TWEAN Subsidiary LLC and JP Morgan Chase Bank (incorporated herein by reference to Exhibit 99.3 to the TWE December 31, 2002 Form 8-K).
10.12	Separation Agreement, dated May 20, 2008, among Time Warner, the Company, TWE, TW NY, WCI, Historic TW and ATC (incorporated herein by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K dated May 20, 2008 and filed with the SEC on May 27, 2008 (the “TWC May 20, 2008 Form 8-K”)).
10.13	Reimbursement Agreement, dated as of March 31, 2003, by and among Time Warner, WCI, ATC, TWE and the Company (the “Reimbursement Agreement”) (incorporated herein by reference to Exhibit 10.7 to the Time Warner March 28, 2003 Form 8-K).
10.14	Amendment No. 1, dated May 20, 2008, to the Reimbursement Agreement, by and among the Company and Time Warner (incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008 (the “TWC June 30, 2008 Form 10-Q”)).
10.15	Second Amended and Restated Tax Matters Agreement, dated May 20, 2008, between the Company and Time Warner (incorporated herein by reference to Exhibit 99.2 to the TWC May 20, 2008 Form 8-K).
10.16	Underwriting Agreement, dated May 19, 2011, among the Company, the Guarantors and Barclays Bank PLC, Deutsche Bank AG, London Branch, The Royal Bank of Scotland plc and UBS Limited (incorporated herein by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K dated May 19, 2011 and filed with the SEC on May 25, 2011).
10.17	Underwriting Agreement, dated September 7, 2011, among the Company, the Guarantors and Goldman, Sachs & Co., J.P. Morgan Securities LLC and Merrill Lynch, Pierce, Fenner & Smith Incorporated, on behalf of themselves and as representatives of the underwriters listed in Schedule II thereto (incorporated herein by reference to Exhibit 1.1 to the TWC September 7, 2011 Form 8-K).
10.18	Underwriting Agreement, dated August 7, 2012, among the Company, the Guarantors and BNP Paribas Securities Corp., Citigroup Global Markets Inc. and Morgan Stanley & Co. LLC, on behalf of themselves and as representatives of the underwriters listed in Schedule II thereto (incorporated herein by reference to Exhibit 1.1 to the TWC August 7, 2012 Form 8-K).
10.19	Underwriting Agreement, dated June 20, 2012, among the Company, the Guarantors and Barclays Bank PLC, Deutsche Bank AG, London Branch and The Royal Bank of Scotland plc, on behalf of themselves and as representatives of the underwriters listed in Schedule II thereto (incorporated herein by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K dated June 20, 2012 and filed with the SEC on June 25, 2012).
10.20	Employment Agreement, effective as of August 3, 2009, between the Company and Glenn A. Britt (incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009 (the “TWC September 30, 2009 Form 10-Q”)).
10.21	First Amendment, dated and effective as of July 27, 2011, to the Employment Agreement between the Company and Glenn A. Britt (incorporated herein by reference to Exhibit 10.1 to the TWC September 30, 2011 Form 10-Q).

Exhibit Number	Description

10.22	Employment Agreement, dated May 31, 2011 and effective as of December 14, 2010, between the Company and Robert D. Marcus (incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 and filed with the SEC on July 28, 2011).
10.23	Employment Agreement, dated July 27, 2011 and effective as of July 15, 2011, between the Company and Irene M. Esteves (incorporated herein by reference to Exhibit 10.2 to the TWC September 30, 2011 Form 10-Q).
10.24	Amended and Restated Employment and Termination Agreement, dated as of June 1, 2000, by and between TWE and Carl U.J. Rossetti (as extended by Letter Agreements dated November 21, 2000, November 30, 2001, November 22, 2002, November 24, 2003, November 17, 2004, November 10, 2005, November 27, 2006 and December 4, 2007) (incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008 and filed with the SEC on April 30, 2008 (the “TWC March 31, 2008 Form 10-Q”)).
10.25	First Amendment, effective as of January 1, 2008, to Employment Agreement between TWE and Carl U.J. Rossetti (incorporated herein by reference to Exhibit 10.2 to the TWC March 31, 2008 Form 10-Q).
10.26	Letter Agreement, dated November 14, 2008, between TWE and Carl U.J. Rossetti (incorporated herein by reference to Exhibit 10.40 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 (the “TWC 2008 Form 10-K”)).
10.27	Letter Agreement, dated December 9, 2009, between TWE and Carl U.J. Rossetti (incorporated herein by reference to Exhibit 10.37 to the TWC 2009 Form 10-K).
10.28	Second Amendment, effective as of January 1, 2010, to Employment Agreement between TWE and Carl U.J. Rossetti (incorporated herein by reference to Exhibit 10.38 to the TWC 2009 Form 10-K).
10.29	Letter Agreement, dated December 14, 2010, between TWE and Carl Rossetti (incorporated herein by reference to Exhibit 10.33 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 (the “TWC 2010 Form 10-K”)).
10.30	Letter Agreement, dated December 1, 2011, between TWE and Carl Rossetti (incorporated herein by reference to Exhibit 10.34 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 (the “TWC 2012 Form 10-K”)).
10.31	Employment Agreement, dated as of June 1, 2000, by and between TWE and Michael LaJoie (incorporated herein by reference to Exhibit 10.41 to the TWC February 13, 2007 Form 8-K).
10.32	First Amendment, dated December 22, 2005, to Employment Agreement between TWE and Michael LaJoie (incorporated herein by reference to Exhibit 10.33 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 (the “TWC 2007 Form 10-K”)).
10.33	Second Amendment, effective as of January 1, 2008, to Employment Agreement between TWE and Michael LaJoie (incorporated herein by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009 (the “TWC March 31, 2009 Form 10-Q”)).
10.34	Extension to Employment Agreement, dated December 12, 2008, between TWE and Michael LaJoie (incorporated herein by reference to Exhibit 10.5 to the TWC March 31, 2009 Form 10-Q).
10.35	Third Amendment, effective as of January 1, 2010, to Employment Agreement between TWE and Michael LaJoie (incorporated herein by reference to Exhibit 10.43 to the TWC 2009 Form 10-K).
10.36	Extension to Employment Agreement, dated December 6, 2011, between TWE and Michael LaJoie (incorporated herein by reference to Exhibit 10.40 to the TWC 2012 Form 10-K).
10.37	Employment Agreement, effective as of February 16, 2012, between Time Warner Cable Inc. and Marc Lawrence-Apfelbaum (incorporated herein by reference to Exhibit 10 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 and filed with the SEC on April 26, 2012).
10.38	Memorandum Opinion and Order issued by the Federal Communications Commission, dated July 13, 2006 (the “Adelphia/Comcast Order”) (incorporated herein by reference to Exhibit 10.42 to the TWC February 13, 2007 Form 8-K).
10.39	Erratum to the Adelphia/Comcast Order, dated July 27, 2006 (incorporated herein by reference to Exhibit 10.43 to the TWC February 13, 2007 Form 8-K).
10.40	Time Warner Cable Inc. 2006 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.45 to the TWC February 13, 2007 Form 8-K).
10.41	Time Warner Cable Inc. 2006 Stock Incentive Plan, as amended, effective March 12, 2009 (incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009).

Exhibit Number	Description

10.42	Time Warner Cable Inc. 2011 Stock Incentive Plan (incorporated herein by reference to Annex A to TWC’s definitive Proxy Statement dated April 6, 2011 and filed with the SEC on April 6, 2011).
10.43	Time Warner Cable Inc. 2012 Annual Bonus Plan (incorporated by reference to Annex A to the Company’s definitive Proxy Statement dated April 3, 2012 and filed with the SEC on April 3, 2012).
10.44	Form of Non-Qualified Stock Option Agreement, used through 2009 (incorporated herein by reference to Exhibit 10.46 to the TWC 2006 Form 10-K).
10.45	Form of Non-Qualified Stock Option Agreement, used commencing in 2010 (incorporated herein by reference to Exhibit 10.50 to the TWC 2009 Form 10-K).
10.46	Form of Non-Qualified Stock-Option Agreement, used commencing June 30, 2011 (incorporated herein by reference to Exhibit 10.55 to the TWC 2012 Form 10-K).
10.47*	Form of Non-Qualified Stock-Option Agreement, used commencing in 2013.
10.48	Form of Performance-Based Non-Qualified Stock Option Agreement, used commencing in 2011 (incorporated herein by reference to Exhibit 10.51 to the TWC 2010 Form 10-K).
10.49	Form of Performance-Based Non-Qualified Stock Option Agreement, used commencing in 2012 (incorporated herein by reference to Exhibit 10.57 to the TWC 2012 Form 10-K).
10.50*	Form of Performance-Based Non-Qualified Stock Option Agreement, used commencing in 2013.
10.51	Form of Restricted Stock Units Agreement, as amended through December 14, 2007, used through 2009 (incorporated herein by reference to Exhibit 10.40 to the TWC 2007 Form 10-K).
10.52	Form of Restricted Stock Units Agreement, used commencing in 2010 (incorporated herein by reference to Exhibit 10.52 to the TWC 2009 Form 10-K).
10.53	Addendum to Restricted Stock Units Agreement (applicable to certain officers), used commencing in 2010 (incorporated herein by reference to Exhibit 10.53 to the TWC 2009 Form 10-K).
10.54*	Form of Restricted Stock Units Agreement, used commencing in 2013.
10.55	Form of Performance-Based Restricted Stock Units Agreement and Addendum thereto, used commencing in 2011 (incorporated herein by reference to Exhibit 10.55 to the TWC 2010 Form 10-K).
10.56	Form of Performance-Based Restricted Stock Units Agreement and Addendum thereto, used commencing in 2012 (incorporated herein by reference to Exhibit 10.62 to the TWC 2012 Form 10-K).
10.57*	Form of Performance-Based Restricted Stock Units Agreement, used commencing in 2013.
10.58	Form of Restricted Stock Units Agreement for Non-Employee Directors, as amended through December 14, 2007, used through 2009 (incorporated by reference to Exhibit 10.41 of the TWC 2007 Form 10-K).
10.59	Form of Restricted Stock Units Agreement for Non-Employee Directors, used commencing in 2010 (incorporated herein by reference to Exhibit 10.55 of the TWC 2009 Form 10-K).
10.60	Form of Notices of Grant of Restricted Stock Units for Non-Employee Directors, used commencing in 2011 (incorporated here by reference to Exhibit 10.58 to the TWC 2010 Form 10-K).
10.61	Form of Restricted Stock Units Agreements for Non-Employee Directors, used commencing in 2012 (incorporated herein by reference to Exhibit 10.66 to the TWC 2012 Form 10-K).
10.62	Form of Deferred Stock Units Agreement for Non-Employee Directors (incorporated herein by reference to Exhibit 10.48 of the TWC 2008 Form 10-K).
10.63	Description of Director Compensation (incorporated herein by reference to the section titled “Director Compensation” in the Company’s Proxy Statement dated April 3, 2012).
12*	Computation of Ratio of Earnings to Fixed Charges and Ratio of Earnings to Combined Fixed Charges and Preferred Dividend Requirements.
21*	Subsidiaries of the Company.
23*	Consent of Ernst & Young LLP.
31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012.
31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012.
32†	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

Exhibit Number	Description

101	The following financial information from the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, filed with the SEC on February 15, 2013, formatted in eXtensible Business Reporting Language:
(i) Consolidated Balance Sheet as of December 31, 2012 and December 31, 2011, (ii) Consolidated Statement of Operations for the years ended December 31, 2012, 2011 and 2010, (iii) Consolidated Statement of Cash Flows for the years ended December 31, 2012, 2011 and 2010, (iv) Consolidated Statement of Equity for the years ended December 31, 2012, 2011 and 2010, (v) Consolidated Statement of Comprehensive Income for the years ended December 31, 2012, 2011 and 2010 and (vi) Notes to Consolidated Financial Statements.

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