Form 10-Q
period 2013-03-31
TIME WARNER CABLE INC.
filed 2013-04-25
CIK 1377013

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013 or

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

Large accelerated filer ☑	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐    No ☑

Description of Class	Shares Outstanding as of April 23, 2013
Common Stock – $0.01 par value	290,963,329

TIME WARNER CABLE INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

AND OTHER FINANCIAL INFORMATION

TIME WARNER CABLE INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS

OF OPERATIONS AND FINANCIAL CONDITION

INTRODUCTION

Management’s discussion and analysis of results of operations and financial condition (“MD&A”) is a supplement to the accompanying consolidated financial statements and provides additional information on Time Warner Cable Inc.’s (together with its subsidiaries, “TWC” or the “Company”) business, any recent developments, financial condition, cash flows and results of operations. MD&A is organized as follows:

•

Overview.  This section provides a general description of TWC’s business, as well as any recent developments the Company believes are important in understanding the results of operations and financial condition or in understanding anticipated future trends.

•	Financial statement presentation. This section provides a summary of how the Company’s operations are presented in the accompanying consolidated financial statements.

•	Results of operations. This section provides an analysis of the Company’s results of operations for the three months ended March 31, 2013.

•	Financial condition and liquidity. This section provides an analysis of the Company’s financial condition as of March 31, 2013 and cash flows for the three months ended March 31, 2013.

•

Caution concerning forward-looking statements.  This section provides a description of the use of forward-looking information appearing in this report, including in MD&A and the consolidated financial statements. Such information is based on management’s current expectations about future events, which are subject to uncertainty and changes in circumstances. Refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 (the “2012 Form 10-K”) for a discussion of the risk factors applicable to the Company.

OVERVIEW

TWC is among the largest providers of video, high-speed data and voice services in the U.S., with technologically advanced, well-clustered cable systems located mainly in five geographic areas – New York State (including New York City), the Carolinas, the Midwest (including Ohio, Kentucky and Wisconsin), Southern California (including Los Angeles) and Texas. As of March 31, 2013, TWC served approximately 15.3 million customers (approximately 14.7 million residential services customers and 579,000 business services customers) who subscribed to one or more of its three primary services, totaling approximately 28.9 million primary service units.

TWC offers video, high-speed data and voice services to residential and business services customers over the Company’s broadband cable systems. TWC’s business services also include networking and transport services (including cell tower backhaul services) and enterprise-class, cloud-enabled hosting, managed applications and services. During the three months ended March 31, 2013, TWC generated total revenue of approximately $5.5 billion. Of this total, approximately $4.6 billion and $537 million were from the provision of residential and business services, respectively. TWC also sells advertising to a variety of national, regional and local customers, which resulted in advertising revenue of $228 million during the three months ended March 31, 2013. Additionally, TWC generated $99 million of revenue from other sources during the three months ended March 31, 2013.

As of March 31, 2013, TWC had approximately 11.9 million residential video subscribers, 11.1 million residential high-speed data subscribers and 5.0 million residential voice subscribers, as well as 189,000 business video subscribers, 472,000 business high-speed data subscribers and 237,000 business voice subscribers. TWC markets its services separately and in “bundled” packages of multiple services and features. As of March 31, 2013, 61.1% of TWC’s customers subscribed to two or more of its primary services, including 27.9% of its customers who subscribed to all three primary services.

TWC believes it will continue to increase business services revenue for the foreseeable future through growth in customers, an increasing percentage of customers purchasing more services, as well as higher-priced tiers of service, and price increases. TWC also believes it will continue to increase residential services revenue for the foreseeable future, primarily through growth in residential high-speed data revenue, which is expected to increase due to growth in subscribers, an increasing percentage of subscribers purchasing higher-priced tiers of service and increases in prices and equipment rental charges. Future revenue growth rates will depend on the Company’s ability to attract, retain and upsell customers and increase pricing, which can be impacted by competitive factors, the state of the economy and regulation.

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

TWC also competes across each of its business high-speed data, networking and voice services with local and long-distance service providers. TWC’s cell tower backhaul service also faces competition from local and long-distance service providers, as well as other carriers, such as metro and regional fiber providers. TWC’s business video service faces competition from direct broadcast satellite providers. TWC also competes with cloud, hosting and related service providers and application-service providers. Technological advances and product innovations have increased and will likely continue to increase the number of alternatives available to TWC’s current and potential residential and business services customers, further intensifying competition.

TWC faces intense competition in its advertising business across many different platforms and from a wide range of local and national competitors. Competition has increased and will likely continue to increase as new formats for advertising seek to attract the same advertisers. TWC competes for advertising revenue against, among others, local broadcast stations, national cable and broadcast networks, radio, newspapers, magazines and outdoor advertisers, as well as online advertising companies.

For the three months ended March 31, 2013, video programming and employee costs represented 33.9% and 34.7%, respectively, of the Company’s total operating expenses. Video programming costs are expected to continue to increase, reflecting rate increases on existing programming services (particularly sports-related programming) and the carriage of new networks, partially offset by a decline in total video subscribers and the removal of certain existing, low-performing networks. TWC expects that its video programming costs as a percentage of video revenue will continue to increase, in part due to the more competitive environment discussed above. Employee costs are also expected to continue to increase as a result of many factors, including higher compensation expenses and headcount, reflecting the Company’s investment in business services, regional sports networks and other areas of growth.

FINANCIAL STATEMENT PRESENTATION

Revenue

The Company’s revenue consists of residential services, business services, advertising and other revenue.

Residential services.  Residential services revenue consists of revenue from residential video, high-speed data, voice and other services, each discussed below. The Company sells residential video, high-speed data and voice services to subscribers separately and in bundled packages at a rate lower than if the subscriber purchases each product on an individual basis. Revenue received from such subscribers is allocated to each product in a pro-rata manner based on the standalone selling price of each of the respective services on an individual basis.

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

Other.  Other revenue includes revenue from security and home management services and other residential subscriber-related fees.

Business services.  Business services revenue consists of revenue from business video, high-speed data, voice, wholesale transport and other services, each discussed below. The Company sells business video, high-speed data and voice services to subscribers separately and in bundled packages and the revenue is allocated to each product as described above under residential services.

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

Other.  Other revenue primarily includes revenue from enterprise-class, cloud-enabled hosting, managed applications and services and other business subscriber-related fees.

Advertising.   Advertising revenue is generated through the sale of video and online advertising inventory to local, regional and national advertising customers. The Company derives most of its advertising revenue from the sale of advertising inventory on cable networks owned by third parties. The rights to such advertising inventory are acquired by the Company in connection with its agreements to carry such networks or through contractual agreements to sell advertising inventory on behalf of other video distributors (including, among others, Verizon Communications Inc.’s FiOS and AT&T Inc.’s U-verse). The Company also generates advertising revenue from the sale of inventory on its own local sports, news and lifestyle channels, including Time Warner Cable SportsNet and Time Warner Cable Deportes (collectively, the “LA RSNs,” discussed further below) and NY1 News, and related websites.

Other.  Other revenue primarily includes (i) fees paid to TWC by the Advance/Newhouse Partnership for (a) the ability to distribute the Company’s high-speed data service and (b) TWC’s management of certain functions, including, among others, programming, as well as the provision of certain functions, including engineering; (ii) beginning in the fourth quarter of 2012, fees from distributors of the LA RSNs, the Company’s two Los Angeles regional sports networks launched on October 1, 2012 that carry Los Angeles Lakers’ basketball games and other sports programming; and (iii) home shopping network-related revenue (including commissions earned on the sale of merchandise and carriage fees).

Costs and Expenses

Cost of revenue includes the following costs directly associated with the delivery of services to subscribers or the maintenance of the Company’s delivery systems: video programming costs; high-speed data connectivity costs; voice network costs; other service-related expenses, including non-administrative labor; franchise fees; and other related costs. Beginning in the fourth quarter of 2012, cost of revenue also includes costs directly associated with the LA RSNs, including content acquisition costs. Content acquisition costs for the Los Angeles Lakers’ basketball games are recorded as games are exhibited over the applicable season.

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

Management uses OIBDA, among other measures, in evaluating the performance of the Company’s business because it eliminates the effects of (i) considerable amounts of noncash depreciation and amortization and (ii) items not within the control of the Company’s operations managers (such as income tax provision, other income (expense), net, and interest expense, net). Performance measures derived from OIBDA are also used in the Company’s annual incentive compensation programs. In addition, this measure is commonly used by analysts, investors and others in evaluating the Company’s performance.

This measure has inherent limitations. For example, OIBDA does not reflect capital expenditures or the periodic costs of certain capitalized assets used in generating revenue. To compensate for such limitations, management evaluates performance through, among other measures, various cash flow measures, which reflect capital expenditure decisions, and net income attributable to TWC shareholders, which reflects the periodic costs of capitalized assets. OIBDA also fails to reflect the significant costs borne by the Company for income taxes and debt servicing costs, the results of the Company’s equity investments and other non-operational income or expense. Management compensates for these limitations by using other analytics such as a review of net income attributable to TWC shareholders.

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

RESULTS OF OPERATIONS

Three Months Ended March 31, 2013 Compared to Three Months Ended March 31, 2012

The following discussion provides an analysis of the Company’s results of operations and should be read in conjunction with the accompanying consolidated statement of operations, as well as the consolidated financial statements and notes thereto and MD&A included in the 2012 Form 10-K.

TIME WARNER CABLE INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS

OF OPERATIONS AND FINANCIAL CONDITION—(Continued)

Revenue.  Revenue by major category was as follows (in millions):

	Three Months Ended March 31,
	2013(a)	2012	% Change(a)
Residential services	$4,611	$4,433	4.0%
Business services	537	429	25.2%
Advertising	228	211	8.1%
Other	99	61	62.3%

Total	$5,475	$5,134	6.6%

(a)

On February 29, 2012, the Company completed its acquisition of Insight Communications Company, Inc. (together with its subsidiaries, “Insight”). As a result, compared to the first quarter of 2012, revenue for the three months ended March 31, 2013 includes two additional months of Insight revenue, as follows (in millions):

Residential services	$165
Business services	12
Advertising	6
Other	—

Total	$183

Selected subscriber-related statistics were as follows (in thousands):

	March 31,
	2013	2012	% Change
Residential services:
Customer relationships(a)	14,693	14,827	(0.9%)
Video(b)	11,911	12,468	(4.5%)
High-speed data(c)	11,066	10,716	3.3%
Voice(d)	4,989	4,945	0.9%

Business services:
Customer relationships(a)	579	527	9.9%
Video(b)	189	185	2.2%
High-speed data(c)	472	420	12.4%
Voice(d)	237	184	28.8%

Total:
Customer relationships(a)	15,272	15,354	(0.5%)
Double play(e)	5,074	5,184	(2.1%)
Triple play(f)	4,259	4,190	1.6%

(a)

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

(e)	Double play subscriber numbers reflect customers who subscribe to two of the Company’s primary services.
(f)	Triple play subscriber numbers reflect customers who subscribe to all three of the Company’s primary services.

TIME WARNER CABLE INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS

OF OPERATIONS AND FINANCIAL CONDITION—(Continued)

Residential services revenue.  The major components of residential services revenue were as follows (in millions):

	Three Months Ended March 31,
	2013(a)	2012	% Change(a)
Residential services:
Video	$2,671	$2,711	(1.5%)
High-speed data	1,406	1,199	17.3%
Voice	519	508	2.2%
Other	15	15	—

Total residential services	$4,611	$4,433	4.0%

(a)	Residential services revenue for the three months ended March 31, 2013 includes two additional months of Insight revenue, as follows (in millions):

Residential services:
Video	$93
High-speed data	47
Voice	24
Other	1

Total residential services	$165

For residential services, average monthly revenue per unit was as follows:

	Three Months Ended March 31,
	2013	2012	% Change
Customer relationship(a)	$104.84	$103.51	1.3%
Video(b)	74.50	75.01	(0.7%)
High-speed data(c)	42.60	38.96	9.3%
Voice(d)	34.56	36.13	(4.3%)

(a)

Average monthly residential revenue per residential customer relationship represents residential services revenue divided by the corresponding average residential customer relationships for the period.

(b)	Average monthly residential video revenue per unit represents residential video revenue divided by the corresponding average residential video subscribers for the period.
(c)	Average monthly residential high-speed data revenue per unit represents residential high-speed data revenue divided by the corresponding average residential high-speed data subscribers for the period.
(d)	Average monthly residential voice revenue per unit represents residential voice revenue divided by the corresponding average residential voice subscribers for the period.

TIME WARNER CABLE INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS

OF OPERATIONS AND FINANCIAL CONDITION—(Continued)

The major components of residential video revenue were as follows (in millions):

	Three Months Ended March 31,
	2013(a)	2012	% Change(a)
Programming tiers(b)	$1,740	$1,779	(2.2%)
Premium networks	195	200	(2.5%)
Transactional video-on-demand	66	73	(9.6%)
Video equipment rental and installation charges	373	363	2.8%
DVR service	172	169	1.8%
Franchise and other fees(c)	125	127	(1.6%)

Total	$2,671	$2,711	(1.5%)

(a)	Residential video revenue for the three months ended March 31, 2013 includes two additional months of Insight revenue, as follows (in millions):

Programming tiers(b)	$68
Premium networks	5
Transactional video-on-demand	3
Video equipment rental and installation charges	9
DVR service	5
Franchise and other fees(c)	3

Total	$93

(b)

Programming tier revenue includes subscriber fees for the Company’s various tiers or packages of video programming services generally distinguished from one another by the number and type of programming networks they include.

(c)	Franchise and other fees include fees collected on behalf of franchising authorities and the FCC.

The decrease in residential video revenue was primarily due to decreases in video subscribers and average revenue per subscriber, partially offset by two additional months of Insight revenue. The decrease in average revenue per subscriber was primarily due to decreases in premium network and transactional video-on-demand revenue, partially offset by price increases and a greater percentage of subscribers purchasing higher-priced tiers of service.

Residential high-speed data revenue increased due to growth in average revenue per subscriber and an increase in high-speed data subscribers, as well as two additional months of Insight revenue. The increase in average revenue per subscriber was primarily due to an increase in equipment rental charges and a greater percentage of subscribers purchasing higher-priced tiers of service.

The increase in residential voice revenue was due to two additional months of Insight revenue and growth in voice subscribers, partially offset by a decrease in average revenue per subscriber.

The Company expects that residential services revenue in 2013 (which includes two additional months of Insight revenue in the first quarter, as discussed above) will increase compared to 2012, primarily due to growth in residential high-speed data revenue, which is expected to increase as a result of continued growth in subscribers and average revenue per subscriber. The increase in residential high-speed data revenue is expected to be partially offset by a decline in residential video revenue, primarily as a result of a continued decline in residential video subscribers.

Business services revenue. The major components of business services revenue were as follows (in millions):

	Three Months Ended March 31,
	2013	2012	% Change
Business services:
Video	$84	$76	10.5%
High-speed data	256	208	23.1%
Voice	96	63	52.4%
Wholesale transport	55	41	34.1%
Other	46	41	12.2%

Total business services	$537	$429	25.2%

TIME WARNER CABLE INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS

OF OPERATIONS AND FINANCIAL CONDITION—(Continued)

Business services revenue increased primarily due to growth in high-speed data and voice subscribers, two additional months of Insight revenue and an increase in cell tower backhaul revenue of $9 million.

Advertising revenue.  Advertising revenue increased primarily due to growth in lower margin revenue from advertising inventory sold on behalf of other video distributors (“ad rep agreements”), as well as two additional months of Insight revenue. The Company expects advertising revenue in 2013 to be similar to 2012 as growth in lower margin revenue from ad rep agreements and revenue from advertising sold on networks carried by TWC will offset a significant decline in high margin political advertising revenue.

Other revenue. Other revenue increased primarily due to fees from distributors of the LA RSNs. The Company expects other revenue to increase significantly in 2013 as a result of a full year of LA RSN distributor fees.

Cost of revenue. The major components of cost of revenue were as follows (in millions, except per subscriber data):

	Three Months Ended March 31,
	2013	2012	% Change
Video programming	$1,208	$1,131	6.8%
Employee(a)	765	703	8.8%
High-speed data	46	46	—
Voice	156	149	4.7%
Video franchise and other fees(b)	129	130	(0.8%)
Other direct operating costs(a)	330	245	34.7%

Total	$2,634	$2,404	9.6%

Cost of revenue as a percentage of revenue	48.1%	46.8%

Average monthly video programming costs per video subscriber	$33.16	$30.85	7.5%

Average monthly voice costs per voice subscriber	$9.93	$10.21	(2.7%)

(a)

Employee and other direct operating costs include costs directly associated with the delivery of the Company’s video, high-speed data, voice and other services to subscribers and the maintenance of the Company’s delivery systems.

(b)	Video franchise and other fees include fees collected on behalf of franchising authorities and the FCC.

Cost of revenue increased primarily related to increases in video programming, employee and other direct operating costs.

The increase in video programming costs was primarily due to contractual rate increases, carriage of new networks and two additional months of Insight costs, partially offset by a decline in video subscribers. The Company expects the rate of growth in video programming costs per video subscriber in 2013 to increase compared to that in 2012.

Employee costs increased primarily as a result of two additional months of Insight costs, higher compensation costs per employee and increased business services headcount, partially offset by a decline in residential services headcount. Employee medical and pension costs increased $7 million and $5 million, respectively.

Voice costs consist of the direct costs associated with the delivery of voice services, including network connectivity costs. Voice costs increased primarily due to growth in voice subscribers and two additional months of Insight costs, partially offset by a decrease in delivery costs per subscriber as a result of the ongoing replacement of Sprint Nextel Corporation (“Sprint”) as the provider of voice transport, switching and interconnection services. The Sprint replacement process began in the fourth quarter of 2010 and, as of March 31, 2013, TWC had replaced Sprint with respect to nearly half of TWC’s voice lines. The Company expects to migrate the majority of the remaining voice lines during the second half of 2013 and the first quarter of 2014, when the process is expected to be completed. The Company expects average voice costs per voice subscriber to decrease modestly in 2013 compared to 2012 due to the timing of the migration process during 2013.

Other direct operating costs increased as a result of costs associated with the LA RSNs and ad rep agreements.

TIME WARNER CABLE INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS

OF OPERATIONS AND FINANCIAL CONDITION—(Continued)

Selling, general and administrative expenses.  The components of selling, general and administrative expenses were as follows (in millions):

	Three Months Ended March 31,
	2013	2012	% Change
Employee	$470	$416	13.0%
Marketing	146	155	(5.8%)
Other	313	286	9.4%

Total	$929	$857	8.4%

Selling, general and administrative expenses increased primarily as a result of an increase in employee costs and two additional months of Insight costs. The growth in employee costs was primarily the result of increased business and residential services headcount and higher compensation costs per employee. Employee medical and pension costs increased $6 million and $4 million, respectively.

Merger-related and restructuring costs. For the three months ended March 31, 2013 and 2012, the Company incurred merger-related costs of $2 million and $35 million, respectively, in connection with the Insight acquisition.

The Company incurred restructuring costs of $29 million and $10 million for the three months ended March 31, 2013 and 2012, respectively, primarily related to employee terminations and other exit costs. The Company expects to incur additional restructuring costs during 2013 primarily related to employee terminations in connection with initiatives intended to improve operating efficiency.

Reconciliation of OIBDA to Operating Income.  The following table reconciles OIBDA to Operating Income. In addition, the table provides the components from Operating Income to net income attributable to TWC shareholders for purposes of the discussions that follow (in millions):

	Three Months Ended March 31,
	2013	2012	% Change
OIBDA	$1,881	$1,828	2.9%
Depreciation	(789)	(771)	2.3%
Amortization	(32)	(15)	113.3%

Operating Income	1,060	1,042	1.7%
Interest expense, net	(398)	(405)	(1.7%)
Other expense, net	(1)	(3)	(66.7%)

Income before income taxes	661	634	4.3%
Income tax provision	(260)	(251)	3.6%

Net income	401	383	4.7%
Less: Net income attributable to noncontrolling interests	—	(1)	(100.0%)

Net income attributable to TWC shareholders	$401	$382	5.0%

OIBDA.  OIBDA increased principally as a result of revenue growth, partially offset by higher cost of revenue and selling, general and administrative expenses.

Depreciation.  Depreciation increased primarily as a result of two additional months of Insight costs associated with its property, plant and equipment, partially offset by a decrease of $52 million associated with certain assets acquired in the July 31, 2006 transactions with Adelphia Communications Corporation and Comcast Corporation that were fully depreciated as of July 31, 2012.

Amortization.  Amortization increased primarily as a result of two additional months of Insight costs associated with its customer relationship intangible assets.

Operating Income. Operating Income increased primarily due to the growth in OIBDA, partially offset by the increases in depreciation and amortization, as discussed above.

TIME WARNER CABLE INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS

OF OPERATIONS AND FINANCIAL CONDITION—(Continued)

Interest expense, net. Interest expense, net, decreased primarily due to a decrease in the average interest rate on the debt outstanding during the three months ended March 31, 2013 compared to 2012.

Other expense, net. Other expense, net, detail is shown in the table below (in millions):

	Three Months Ended March 31,
	2013	2012
Income from equity-method investments, net	$5	$4
Gain (loss) on equity award reimbursement obligation to Time Warner(a)	(5)	3
Other investment losses(b)	—	(10)
Other	(1)	—

Other expense, net	$(1)	$(3)

(a)	See Note 3 to the accompanying consolidated financial statements for a discussion of the Company’s accounting for its equity award reimbursement obligation to Time Warner Inc. (“Time Warner”).
(b)	Other investment losses in 2012 represents an impairment of the Company’s investment in Canoe Ventures LLC, an equity-method investee.

Income tax provision.  For the three months ended March 31, 2013 and 2012, the Company recorded income tax provisions of $260 million and $251 million, respectively. The effective tax rates were 39.3% and 39.6% for the three months ended March 31, 2013 and 2012, respectively.

Net income attributable to TWC shareholders and net income per common share attributable to TWC common shareholders.  Net income attributable to TWC shareholders and net income per common share attributable to TWC common shareholders were as follows (in millions, except per share data):

	Three Months Ended March 31,
	2013	2012	% Change
Net income attributable to TWC shareholders	$401	$382	5.0%

Net income per common share attributable to TWC common shareholders:
Basic	$1.35	$1.21	11.6%

Diluted	$1.34	$1.20	11.7%

Net income attributable to TWC shareholders increased primarily due to an increase in Operating Income and a decrease in interest expense, net, partially offset by an increase in the income tax provision. Net income per common share attributable to TWC common shareholders for the three months ended March 31, 2013 benefited from lower average common shares outstanding as a result of share repurchases under the Company’s common stock repurchase program (the “Stock Repurchase Program”).

FINANCIAL CONDITION AND LIQUIDITY

Management believes that cash generated by or available to TWC should be sufficient to fund its capital and liquidity needs for the next twelve months and for the foreseeable future thereafter, including quarterly dividend payments, common stock repurchases and maturities of long-term debt and the TW NY Cable Preferred Membership Units (defined below). TWC’s sources of cash include cash and equivalents on hand, short-term investments in U.S. Treasury securities, cash provided by operating activities and borrowing capacity under the Company’s $3.5 billion senior unsecured five-year revolving credit facility (the “Revolving Credit Facility”) and the Company’s $2.5 billion unsecured commercial paper program, as well as access to capital markets.

In accordance with the Company’s investment policy of diversifying its investments and limiting the amount of its investments in a single entity or fund, the Company may invest its cash and equivalents in a combination of money market and government funds and U.S. Treasury securities, as well as other similar instruments. As of March 31, 2013, nearly all of the Company’s cash and equivalents was invested in money market funds and income earning bank deposits, including certificates of deposit. Additionally, as of March 31, 2013, the Company held short-term investments in U.S. Treasury securities.

TIME WARNER CABLE INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS

OF OPERATIONS AND FINANCIAL CONDITION—(Continued)

TWC’s unused committed financial capacity was $6.703 billion as of March 31, 2013, reflecting $2.793 billion of cash and equivalents, $475 million of short-term investments in U.S. Treasury securities and $3.435 billion of available borrowing capacity under the Revolving Credit Facility.

Current Financial Condition

As of March 31, 2013, the Company had $26.521 billion of debt, $2.793 billion of cash and equivalents, $475 million of short-term investments in U.S. Treasury securities (net debt of $23.253 billion, defined as total debt less cash and equivalents and short-term investments in U.S. Treasury securities), $300 million of mandatorily redeemable non-voting Series A Preferred Equity Membership Units (the “TW NY Cable Preferred Membership Units”) issued by a subsidiary of TWC, Time Warner NY Cable LLC (“TW NY Cable”), and $6.938 billion of total TWC shareholders’ equity. As of December 31, 2012, the Company had $26.689 billion of debt, $3.304 billion of cash and equivalents, $150 million of short-term investments in U.S. Treasury securities (net debt of $23.235 billion), $300 million of TW NY Cable Preferred Membership Units and $7.279 billion of total TWC shareholders’ equity.

The following table shows the significant items contributing to the change in net debt from December 31, 2012 to March 31, 2013 (in millions):

Balance as of December 31, 2012	$23,235
Cash provided by operating activities	(1,394)
Capital expenditures	770
Repurchases of common stock	660
Dividend paid	195
Impact of the change in exchange rates on foreign currency denominated debt(a)	(135)
All other, net	(78)

Balance as of March 31, 2013	$23,253

(a)

As discussed further in Note 3 to the accompanying consolidated financial statements, the Company has entered into cross-currency swaps to effectively convert its £1.275 billion aggregate principal amount of fixed-rate British pound sterling denominated debt, including annual interest payments and the payment of principal at maturity, to fixed-rate U.S. dollar denominated debt.

On April 28, 2011, TWC filed a shelf registration statement on Form S-3 with the Securities and Exchange Commission (the “SEC”) that allows TWC to offer and sell from time to time a variety of securities.

From the inception of the Stock Repurchase Program in the fourth quarter of 2010 through April 23, 2013, the Company repurchased 76.4 million shares of TWC common stock for $5.857 billion, of which $847 million was repurchased during 2013. As of April 23, 2013, the Company had $1.385 billion remaining under the Stock Repurchase Program. The size and timing of the Company’s purchases under the Stock Repurchase Program are based on a number of factors, including business and market conditions, financial capacity and TWC’s common stock price. Absent any significant events, the Company expects to repurchase at least $2.5 billion of TWC common stock during 2013.

Cash Flows

Cash and equivalents decreased $511 million and $2.548 billion for the three months ended March 31, 2013 and 2012, respectively. Components of these changes are discussed below in more detail.

TIME WARNER CABLE INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS

OF OPERATIONS AND FINANCIAL CONDITION—(Continued)

Operating Activities

Details of cash provided by operating activities are as follows (in millions):

	Three Months Ended March 31,
	2013	2012
OIBDA	$1,881	$1,828
Noncash equity-based compensation expense	42	53
Net interest payments(a)	(457)	(465)
Net income tax payments(b)	(17)	(19)
All other, net, including working capital changes	(55)	(14)

Cash provided by operating activities	$1,394	$1,383

(a)

Amounts include interest income received (including amounts received under interest rate swap contracts) of $39 million and $43 million for the three months ended March 31, 2013 and 2012, respectively.

(b)	Amounts include income tax refunds received of $1 million for each of the three months ended March 31, 2013 and 2012.

Cash provided by operating activities increased slightly from $1.383 billion for the three months ended March 31, 2012 to $1.394 billion for the three months ended March 31, 2013. This increase was primarily related to an increase in OIBDA, partially offset by an increase in working capital requirements.

On January 2, 2013, the American Taxpayer Relief Act of 2012 was enacted, which provides for the extension of 2012 bonus depreciation deductions of 50% of the cost of the Company’s qualified capital expenditures for 2013. This extension largely offsets the Company’s expected increase in net income tax payments in 2013 from the reversal of bonus depreciation benefits recorded in prior years. As discussed in the 2012 Form 10-K, net income tax payments in 2012 benefited from a number of deductions that will not recur in 2013 and, as a result, the Company expects that net income tax payments in 2013 will increase compared to 2012.

Net interest payments for the three months ended March 31, 2013 decreased primarily as a result of the maturity of TWC’s 5.400% senior notes due July 2012 ($1.5 billion in aggregate principal amount), partially offset by interest payments related to the 4.500% senior unsecured debentures due 2042 ($1.25 billion in aggregate principal amount) issued in August 2012.

The Company was not required to make any cash contributions to its qualified defined benefit pension plans (the “qualified pension plans”) during the three months ended March 31, 2013, but may make discretionary cash contributions to the qualified pension plans during the remainder of 2013. Such contributions will be dependent on a variety of factors, including current and expected interest rates, asset performance, the funded status of the qualified pension plans and management’s judgment. As of March 31, 2013, the qualified pension plans were overfunded by $89 million. For its nonqualified defined benefit pension plan (the “nonqualified pension plan”), the Company contributed $1 million during the three months ended March 31, 2013 and will continue to make contributions during the remainder of 2013 to the extent benefits are paid. As of March 31, 2013, the projected benefit obligation for the nonqualified pension plan was $44 million.

TIME WARNER CABLE INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS

OF OPERATIONS AND FINANCIAL CONDITION—(Continued)

Investing Activities

Details of cash used by investing activities are as follows (in millions):

	Three Months Ended March 31,
	2013	2012
Capital expenditures	$(770)	$(706)
Business acquisitions, net of cash acquired:
Insight	—	(1,335)
All other	—	(1)
Purchases of investments:
Short-term investments in U.S. Treasury securities	(325)	—
Loan to Sterling Entertainment Enterprises, LLC(a)	—	(40)
All other	—	(10)
Return of capital from investees	7	—
Acquisition of intangible assets	(12)	(9)
Other investing activities	7	8

Cash used by investing activities	$(1,093)	$(2,093)

(a)

Amount represents a loan made to Sterling Entertainment Enterprises, LLC (doing business as SportsNet New York), an equity-method investee, in the first quarter of 2012 that was repaid during the fourth quarter of 2012.

Cash used by investing activities decreased from $2.093 billion for the three months ended March 31, 2012 to $1.093 billion for the three months ended March 31, 2013, principally due to the 2012 acquisition of Insight, partially offset by the 2013 short-term investments in U.S. Treasury securities and an increase in capital expenditures.

TWC’s capital expenditures by major category were as follows (in millions):

	Three Months Ended March 31,
	2013	2012
Customer premise equipment(a)	$279	$251
Scalable infrastructure(b)	165	168
Line extensions(c)	124	76
Upgrades/rebuilds(d)	26	21
Support capital(e)	176	190

Total capital expenditures	$770	$706

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

(e)

Amounts represent all other capital purchases required to run day-to-day operations. These costs typically include vehicles, land and buildings, computer hardware/software, office equipment, furniture and fixtures, tools and test equipment. Amounts include capitalized software costs of $92 million and $84 million for the three months ended March 31, 2013 and 2012, respectively.

The Company expects capital expenditures to be approximately $3.2 billion in 2013.

TIME WARNER CABLE INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS

OF OPERATIONS AND FINANCIAL CONDITION—(Continued)

Financing Activities

Details of cash used by financing activities are as follows (in millions):

	Three Months Ended March 31,
	2013	2012
Repayments of long-term debt assumed in acquisitions	$—	$(1,350)
Repurchases of common stock	(660)	(356)
Dividends paid	(195)	(179)
Proceeds from exercise of stock options	54	79
Excess tax benefit from equity-based compensation	49	52
Taxes paid in cash in lieu of shares issued for equity-based compensation	(51)	(39)
Other financing activities	(9)	(45)

Cash used by financing activities	$(812)	$(1,838)

Cash used by financing activities was $812 million for the three months ended March 31, 2013 compared to $1.838 billion for the three months ended March 31, 2012. Cash used by financing activities for the three months ended March 31, 2013 primarily consisted of repurchases of TWC common stock and the payment of a quarterly cash dividend. Cash used by financing activities for the three months ended March 31, 2012 primarily consisted of the repayment of Insight’s senior credit facility and a portion of its senior notes, repurchases of TWC common stock and the payment of a quarterly cash dividend.

Outstanding Debt and Mandatorily Redeemable Preferred Equity and Available Financial Capacity

Debt and mandatorily redeemable preferred equity as of March 31, 2013 and December 31, 2012 were as follows:

			Outstanding Balance as of
	Maturity	Interest Rate	March 31, 2013	December 31, 2012
			(in millions)
TWC notes and debentures(a)	2013-2042	5.735%(b)	$24,423	$24,594
TWCE debentures(c)	2023-2033	7.869%(b)	2,069	2,070
Revolving credit facility(d)	2017		—	—
Commercial paper program	2017		—	—
Capital leases	2016-2032		29	25

Total debt(e)			26,521	26,689
TW NY Cable Preferred Membership Units(e)	2013	8.210%	300	300

Total debt and mandatorily redeemable preferred equity			$26,821	$26,989

(a)

Outstanding balance amounts of the TWC notes and debentures as of March 31, 2013 and December 31, 2012 each include £1.266 billion of senior unsecured notes valued at $1.924 billion and $2.058 billion, respectively, using the exchange rates at each date.

(b)	Rate represents a weighted-average effective interest rate as of March 31, 2013 and, for the TWC notes and debentures, includes the effects of interest rate swaps and cross-currency swaps.
(c)

Outstanding balance amounts of the Time Warner Cable Enterprises LLC (“TWCE”) debentures as of March 31, 2013 and December 31, 2012 include an unamortized fair value adjustment of $69 million and $70 million, respectively, primarily consisting of the fair value adjustment recognized as a result of the 2001 merger of America Online, Inc. (now known as AOL Inc.) and Time Warner Inc. (now known as Historic TW Inc.).

(d)

As of March 31, 2013, the Company had $3.435 billion of available borrowing capacity under the Revolving Credit Facility (which reflects a reduction of $65 million for outstanding letters of credit backed by the Revolving Credit Facility).

(e)

Outstanding balance amounts of total debt as of March 31, 2013 and December 31, 2012 include current maturities of long-term debt of $2.273 billion and $1.518 billion, respectively. Additionally, as of March 31, 2013 and December 31, 2012, the TW NY Cable Preferred Membership Units, which mature on August 1, 2013, are classified as a current liability in the accompanying consolidated balance sheet.

See the 2012 Form 10-K for further details regarding the Company’s outstanding debt and mandatorily redeemable preferred equity and other financing arrangements, including certain information about maturities, covenants and rating triggers related to such debt and financing arrangements. As of March 31, 2013, TWC was in compliance with the leverage ratio covenant of the Revolving Credit Facility, with a ratio of consolidated total debt as of March 31, 2013 to consolidated EBITDA for the twelve months ended March 31, 2013 of approximately 2.9 times. In accordance with the Revolving Credit Facility agreement, consolidated total debt as of March 31, 2013 was calculated as (a) total debt per the accompanying consolidated balance sheet less the TWCE unamortized fair value adjustment (discussed above) and the fair value of debt

TIME WARNER CABLE INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS

OF OPERATIONS AND FINANCIAL CONDITION—(Continued)

subject to interest rate swaps, less (b) total cash and short-term investments in U.S. Treasury securities per the accompanying consolidated balance sheet in excess of $25 million. In accordance with the Revolving Credit Facility agreement, consolidated EBITDA for the twelve months ended March 31, 2013 was calculated as OIBDA plus equity-based compensation expense.

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

The Company operates in a highly competitive, consumer and technology driven and rapidly changing business that is affected by government regulation and economic, strategic, political and social conditions. Various factors could adversely affect the operations, business or financial results of TWC in the future and cause TWC’s actual results to differ materially from those contained in the forward-looking statements, including those factors discussed in detail in Item 1A, “Risk Factors,” in the 2012 Form 10-K, and in TWC’s other filings made from time to time with the SEC after the date of this report. In addition, important factors that could cause the Company’s actual results to differ materially from those in its forward-looking statements include:

•

increased competition from video, high-speed data, networking and voice providers, particularly direct broadcast satellite operators, local and long-distance service providers, companies that deliver programming over broadband Internet connections, and wireless broadband and phone providers;

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

Changes in Internal Control Over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

TIME WARNER CABLE INC.

CONSOLIDATED BALANCE SHEET

(Unaudited)

	March 31, 2013	December 31, 2012
	(in millions)
ASSETS
Current assets:
Cash and equivalents	$2,793	$3,304
Short-term investments in U.S. Treasury securities	475	150
Receivables, less allowances of $67 million and $65 million as of March 31, 2013 and December 31, 2012, respectively	762	883
Deferred income tax assets	322	317
Other current assets	252	223

Total current assets	4,604	4,877
Investments	77	87
Property, plant and equipment, net	14,653	14,742
Intangible assets subject to amortization, net	620	641
Intangible assets not subject to amortization	26,011	26,011
Goodwill	2,885	2,889
Other assets	449	562

Total assets	$49,299	$49,809

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$511	$653
Deferred revenue and subscriber-related liabilities	187	183
Accrued programming expense	899	872
Current maturities of long-term debt	2,273	1,518
Mandatorily redeemable preferred equity issued by a subsidiary	300	300
Other current liabilities	1,704	1,799

Total current liabilities	5,874	5,325
Long-term debt	24,248	25,171
Deferred income tax liabilities, net	11,407	11,280
Other liabilities	828	750
Commitments and contingencies (Note 9)
TWC shareholders’ equity:
Common stock, $0.01 par value, 292.8 million and 297.7 million shares issued and outstanding as of March 31, 2013 and December 31, 2012, respectively	3	3
Additional paid-in capital	7,485	7,576
Retained earnings	90	363
Accumulated other comprehensive loss, net	(640)	(663)

Total TWC shareholders’ equity	6,938	7,279
Noncontrolling interests	4	4

Total equity	6,942	7,283

Total liabilities and equity	$49,299	$49,809

See accompanying notes.

TIME WARNER CABLE INC.

CONSOLIDATED STATEMENT OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2013	2012
	(in millions, except per share data)
Revenue	$5,475	$5,134
Costs and expenses:
Cost of revenue(a)	2,634	2,404
Selling, general and administrative(a)	929	857
Depreciation	789	771
Amortization	32	15
Merger-related and restructuring costs	31	45

Total costs and expenses	4,415	4,092

Operating Income	1,060	1,042
Interest expense, net	(398)	(405)
Other expense, net	(1)	(3)

Income before income taxes	661	634
Income tax provision	(260)	(251)

Net income	401	383
Less: Net income attributable to noncontrolling interests	—	(1)

Net income attributable to TWC shareholders	$401	$382

Net income per common share attributable to TWC common shareholders:
Basic	$1.35	$1.21

Diluted	$1.34	$1.20

Average common shares outstanding:
Basic	295.1	313.9

Diluted	299.4	319.0

Cash dividends declared per share of common stock	$0.65	$0.56

(a)	Cost of revenue and selling, general and administrative expenses exclude depreciation.

See accompanying notes.

TIME WARNER CABLE INC.

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended March 31,
	2013	2012
	(in millions)
Net income	$401	$383
Change in accumulated unrealized losses on pension benefit obligation, net of tax	12	9
Change in accumulated deferred gains (losses) on cash flow hedges, net of tax	11	(1)

Other comprehensive income	23	8

Comprehensive income	424	391
Less: Comprehensive income attributable to noncontrolling interests	—	(1)

Comprehensive income attributable to TWC shareholders	$424	$390

See accompanying notes.

TIME WARNER CABLE INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2013	2012
	(in millions)
OPERATING ACTIVITIES
Net income	$401	$383
Adjustments for noncash and nonoperating items:
Depreciation	789	771
Amortization	32	15
Loss from equity-method investments, net of cash distributions	1	5
Deferred income taxes	113	113
Equity-based compensation expense	42	53
Excess tax benefit from equity-based compensation	(49)	(52)
Changes in operating assets and liabilities, net of acquisitions and dispositions:
Receivables	132	156
Accounts payable and other liabilities	(38)	(45)
Other changes	(29)	(16)

Cash provided by operating activities	1,394	1,383

INVESTING ACTIVITIES
Capital expenditures	(770)	(706)
Business acquisitions, net of cash acquired	—	(1,336)
Purchases of investments	(325)	(50)
Return of capital from investees	7	—
Acquisition of intangible assets	(12)	(9)
Other investing activities	7	8

Cash used by investing activities	(1,093)	(2,093)

FINANCING ACTIVITIES
Repayments of long-term debt assumed in acquisitions	—	(1,350)
Repurchases of common stock	(660)	(356)
Dividends paid	(195)	(179)
Proceeds from exercise of stock options	54	79
Excess tax benefit from equity-based compensation	49	52
Taxes paid in cash in lieu of shares issued for equity-based compensation	(51)	(39)
Other financing activities	(9)	(45)

Cash used by financing activities	(812)	(1,838)

Decrease in cash and equivalents	(511)	(2,548)
Cash and equivalents at beginning of period	3,304	5,177

Cash and equivalents at end of period	$2,793	$2,629

See accompanying notes.

TIME WARNER CABLE INC.

CONSOLIDATED STATEMENT OF EQUITY

(Unaudited)

	TWC Shareholders’ Equity	Non- controlling Interests	Total Equity
	(in millions)
Balance as of December 31, 2011	$7,530	$7	$7,537
Net income	382	1	383
Change in accumulated unrealized losses on pension benefit obligation, net of income tax provision of $4 million	9	—	9
Change in accumulated deferred gains (losses) on cash flow hedges, net of income tax benefit of $1 million	(1)	—	(1)

Other comprehensive income	8	—	8

Comprehensive income	390	1	391
Equity-based compensation expense	53	—	53
Repurchase and retirement of common stock	(354)	—	(354)
Cash dividend declared ($0.56 per common share)	(179)	—	(179)
Shares issued upon exercise of stock options	79	—	79
Taxes paid in lieu of shares issued for equity-based compensation	(39)	—	(39)
Excess tax benefit realized from equity-based compensation	37	—	37
Other changes	1	—	1

Balance as of March 31, 2012	$7,518	$8	$7,526

Balance as of December 31, 2012	$7,279	$4	$7,283
Net income	401	—	401
Change in accumulated unrealized losses on pension benefit obligation, net of income tax provision of $7 million	12	—	12
Change in accumulated deferred gains (losses) on cash flow hedges, net of income tax provision of $7 million	11	—	11

Other comprehensive income	23	—	23

Comprehensive income	424	—	424
Equity-based compensation expense	42	—	42
Repurchase and retirement of common stock	(660)	—	(660)
Cash dividend declared ($0.65 per common share)	(195)	—	(195)
Shares issued upon exercise of stock options	54	—	54
Taxes paid in lieu of shares issued for equity-based compensation	(51)	—	(51)
Excess tax benefit realized from equity-based compensation	48	—	48
Other changes	(3)	—	(3)

Balance as of March 31, 2013	$6,938	$4	$6,942

See accompanying notes.

TIME WARNER CABLE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Description of Business

Time Warner Cable Inc. (together with its subsidiaries, “TWC” or the “Company”) is among the largest providers of video, high-speed data and voice services in the U.S., with technologically advanced, well-clustered cable systems located mainly in five geographic areas – New York State (including New York City), the Carolinas, the Midwest (including Ohio, Kentucky and Wisconsin), Southern California (including Los Angeles) and Texas. TWC offers video, high-speed data and voice services to residential and business services customers over the Company’s broadband cable systems. TWC’s business services also include networking and transport services (including cell tower backhaul services) and enterprise-class, cloud-enabled hosting, managed applications and services. TWC also sells advertising to a variety of national, regional and local customers.

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

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and footnotes thereto. Actual results could differ from those estimates. Significant estimates inherent in the preparation of the consolidated financial statements include accounting for allowances for doubtful accounts, depreciation and amortization, business combinations, derivative financial instruments, pension benefits, equity-based compensation, income taxes, loss contingencies, certain programming arrangements and asset impairments. Allocation methodologies used to prepare the consolidated financial statements are based on estimates and have been described in the notes, where appropriate.

Reclassifications

Certain reclassifications have been made to the prior year financial information to conform to the current year presentation.

Interim Financial Statements

The consolidated financial statements are unaudited; however, in the opinion of management, they contain all the adjustments (consisting of those of a normal recurring nature) considered necessary to present fairly the financial position, results of operations and cash flows for the periods presented in conformity with GAAP applicable to interim periods. The consolidated financial statements should be read in conjunction with the audited consolidated financial statements of TWC included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

2.	EARNINGS PER SHARE

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

TIME WARNER CABLE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Set forth below is a reconciliation of net income attributable to TWC common shareholders per basic and diluted common share (in millions, except per share data):

	Three Months Ended March 31,
	2013	2012
Net income attributable to TWC common shareholders	$398	$379
Net income allocated to participating securities(a)	3	3

Net income attributable to TWC shareholders	$401	$382

Average basic common shares outstanding	295.1	313.9
Dilutive effect of nonparticipating equity awards	1.9	2.3
Dilutive effect of participating equity awards(a)	2.4	2.8

Average diluted common shares outstanding	299.4	319.0

Net income per common share attributable to TWC common shareholders:
Basic	$1.35	$1.21

Diluted	$1.34	$1.20

(a)	The Company’s restricted stock units granted to employees and non-employee directors are considered participating securities with respect to regular quarterly cash dividends.

Diluted net income per common share attributable to TWC common shareholders for the three months ended March 31, 2012 excludes 2.7 million common shares that may be issued under the Company’s equity-based compensation plan because they do not have a dilutive effect. For the three months ended March 31, 2013, there were no antidilutive common shares.

3.	DERIVATIVE FINANCIAL INSTRUMENTS

The fair values of assets and liabilities associated with the Company’s derivative financial instruments recorded in the consolidated balance sheet as of March 31, 2013 and December 31, 2012 were as follows (in millions):

	Assets		Liabilities
	March 31, 2013	December 31, 2012	March 31, 2013	December 31, 2012
Interest rate swaps(a)(b)	$257	$295	$3	$1
Cross-currency swaps(a)(c)	47	112	52	—
Equity award reimbursement obligation(d)	—	—	17	19

Total	$304	$407	$72	$20

(a)

The Company’s interest rate swap and cross-currency swap contracts with multiple counterparties are subject to contractual terms that provide for the net settlement of all such contracts with each counterparty through a single payment in the event of default on or termination of any one contract by either party. The fair values of the assets and liabilities associated with interest rate swaps and cross-currency swaps are presented on a gross basis in the consolidated balance sheet and are classified as current or noncurrent based on the maturity date of the respective contract.

(b)

Of the total interest rate swap assets recorded as of March 31, 2013 and December 31, 2012, $22 million and $16 million, respectively, is recorded in other current assets in the consolidated balance sheet. The total interest rate swap liabilities recorded as of March 31, 2013 and December 31, 2012, is recorded in other liabilities in the consolidated balance sheet.

(c)	The fair values of the assets and liabilities associated with cross-currency swaps are recorded in other assets and other liabilities, respectively, in the consolidated balance sheet.
(d)	The fair value of the equity award reimbursement obligation is recorded in other current liabilities in the consolidated balance sheet.

Fair Value Hedges

The Company uses interest rate swaps to manage interest rate risk by effectively converting fixed-rate debt into variable-rate debt. Under such contracts, the Company is entitled to receive semi-annual interest payments at fixed rates and is required to make semi-annual interest payments at variable rates, without exchange of the underlying principal amount. Such contracts are designated as fair value hedges. The Company recognizes no gain or loss related to its interest rate swaps because the changes in the fair values of such instruments are completely offset by the changes in the fair values of the

TIME WARNER CABLE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

hedged fixed-rate debt. The following table summarizes the terms of the Company’s existing fixed to variable interest rate swaps as of March 31, 2013 and December 31, 2012:

	March 31, 2013	December 31, 2012
Maturities	2013-2019	2013-2018
Notional amount (in millions)	$7,950	$7,750
Weighted-average pay rate (variable based on LIBOR plus variable margins)	4.42%	4.35%
Weighted-average receive rate (fixed)	6.49%	6.43%
Estimated fair value of interest rate swap assets, net (in millions)	$254	$294

The notional amounts of interest rate instruments, as presented in the above table, are used to measure interest to be paid or received and do not represent the amount of exposure to credit loss.

Cash Flow Hedges

The Company uses cross-currency swaps to manage foreign exchange risk related to foreign currency denominated debt by effectively converting foreign currency denominated debt, including annual interest payments and the payment of principal at maturity, to U.S. dollar denominated debt. Such contracts are designated as cash flow hedges. The Company has entered into cross-currency swaps to effectively convert its £1.275 billion aggregate principal amount of fixed-rate British pound sterling denominated debt, including annual interest payments and the payment of principal at maturity, to fixed-rate U.S. dollar denominated debt. The cross-currency swaps have maturities ranging from June 2031 to July 2042. As of March 31, 2013 and December 31, 2012, the estimated fair value of cross currency swap assets (liabilities), net, was $(5) million and $112 million, respectively. The following table summarizes the deferred gain (loss) activity related to cash flow hedges recognized in accumulated other comprehensive loss, net, during the three months ended March 31, 2013 and 2012 (in millions):

	Three Months Ended March 31,
	2013	2012
Deferred gains (losses) recognized:
Cross-currency swaps	$(117)	$26
Deferred (gains) losses reclassified to income:
Cross-currency swaps(a)	135	(28)

Total net deferred gains (losses) recognized	18	(2)
Income tax (provision) benefit	(7)	1

Total net deferred gains (losses) recognized, net of tax	$11	$(1)

(a)

Deferred gains (losses) on cross-currency swaps were reclassified from accumulated other comprehensive loss, net, to other expense, net, which offsets the re-measurement gains (losses) recognized in other expense, net, on the British pound sterling denominated debt.

Any ineffectiveness related to the Company’s cash flow hedges has been and is expected to be immaterial.

Equity Award Reimbursement Obligation

Prior to 2007, some of TWC’s employees were granted options to purchase shares of Time Warner Inc. (“Time Warner”) common stock in connection with their past employment with subsidiaries and affiliates of Time Warner, including TWC. Upon the exercise of Time Warner stock options held by TWC employees, TWC is obligated to reimburse Time Warner for the excess of the market price of Time Warner common stock on the day of exercise over the option exercise price (the “intrinsic” value of the award). The Company records the equity award reimbursement obligation at fair value in other current liabilities in the consolidated balance sheet, which is estimated using the Black-Scholes model. The change in the equity award reimbursement obligation fluctuates primarily with the fair value and expected volatility of Time Warner common stock and changes in fair value are recorded in other expense, net, in the period of change. As of March 31, 2013, the weighted-average remaining contractual term of outstanding Time Warner stock options held by TWC employees was 0.90 years. Changes in the fair value of the equity award reimbursement obligation are discussed in Note 4 below.

TIME WARNER CABLE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

4.	FAIR VALUE MEASUREMENTS

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The fair values of derivative financial instruments classified as assets and liabilities as of March 31, 2013 and December 31, 2012 were as follows (in millions):

	March 31, 2013			December 31, 2012
	Fair Value	Fair Value Measurements		Fair Value	Fair Value Measurements
		Level 2	Level 3		Level 2	Level 3
Assets:
Interest rate swaps	$257	$257	$—	$295	$295	$—
Cross-currency swaps	47	47	—	112	112	—

Total	$304	$304	$—	$407	$407	$—

Liabilities:
Interest rate swaps	$3	$3	$—	$1	$1	$—
Cross-currency swaps	52	52	—	—	—	—
Equity award reimbursement obligation	17	—	17	19	—	19

Total	$72	$55	$17	$20	$1	$19

The fair value of interest rate swaps, classified as Level 2, utilized a discounted cash flow (“DCF”) analysis based on the terms of the contract and expected forward interest rates, and incorporates the credit risk of the Company and each counterparty. The fair value of cross-currency swaps, classified as Level 2, utilized a DCF analysis based on expected forward interest and exchange rates, and incorporates the credit risk of the Company and each counterparty. The fair value of the equity award reimbursement obligation, classified as Level 3, utilized a Black-Scholes model to determine the estimated weighted-average fair value of Time Warner stock options outstanding, which was $20.41 per option as of March 31, 2013. The weighted-average assumptions used in the Black-Scholes model were as follows: expected volatility of Time Warner common stock of 21.75%, expected term of 0.70 years, risk-free rate of 0.12% and expected dividend yield of 2.00%.

Changes in the fair value of the equity award reimbursement obligation, valued using significant unobservable inputs (Level 3), from January 1 through March 31 are presented below (in millions):

	2013	2012
Balance at beginning of period	$19	$22
(Gain) loss recognized in other expense, net	5	(3)
Payments to Time Warner for awards exercised	(7)	(1)

Balance at end of period	$17	$18

Assets Measured at Fair Value on a Nonrecurring Basis

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

Fair Value of Other Financial Instruments

The Company’s other financial instruments not measured at fair value on a recurring basis include (a) cash and equivalents, receivables, accounts payable, accrued liabilities and mandatorily redeemable preferred equity, which are reflected at cost in the consolidated financial statements, and (b) short-term investments in U.S. Treasury securities and long-

TIME WARNER CABLE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

term debt not subject to fair value hedge accounting, which are reflected at amortized cost in the consolidated financial statements. With the exception of long-term debt, cost and amortized cost approximates fair value for these instruments due to their short-term nature. The carrying value and related estimated fair value of the Company’s long-term debt, excluding capital leases, was $26.492 billion and $30.554 billion, respectively, as of March 31, 2013 and $26.664 billion and $31.759 billion, respectively, as of December 31, 2012. Estimated fair values for long-term debt have generally been determined by reference to the market value of the instrument as quoted on a national securities exchange or in an over-the-counter market. In cases where a quoted market value is not available, fair value is based on an estimate using a DCF analysis value or other valuation techniques.

5.	TWC SHAREHOLDERS’ EQUITY

Changes in Common Stock

Changes in the Company’s common stock from January 1 through March 31 are presented below (in millions):

	2013	2012
Balance at beginning of period	297.7	315.0
Shares issued under equity-based compensation plan	2.2	3.2
Shares repurchased and retired	(7.1)	(4.8)

Balance at end of period	292.8	313.4

Common Stock Repurchase Program

As of March 31, 2013, the Company had $1.572 billion remaining under its $4.0 billion common stock repurchase program (the “Stock Repurchase Program”). Purchases under the Stock Repurchase Program may be made from time to time on the open market and in privately negotiated transactions. The size and timing of the Company’s purchases under the Stock Repurchase Program are based on a number of factors, including business and market conditions, financial capacity and TWC’s common stock price. For the three months ended March 31, 2013, the Company repurchased 7.1 million shares of TWC common stock for $660 million, including 0.3 million shares repurchased for $33 million that settled in April 2013.

Accumulated Other Comprehensive Loss, Net

Changes in accumulated other comprehensive loss, net, included in TWC shareholders’ equity from January 1 through March 31 are presented below (in millions):

	2013	2012
Balance at beginning of period	$(663)	$(559)
Other comprehensive income (loss) before reclassifications, net of tax	(70)	15
Amounts reclassified from accumulated other comprehensive loss, net of tax	93	(7)

Other comprehensive income, net of tax	23	8

Balance at end of period	$(640)	$(551)

TIME WARNER CABLE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The following table summarizes the changes in the components of accumulated other comprehensive loss, net, (e.g., unrealized losses on pension benefit obligation and deferred gains (losses) on cash flow hedges) included in TWC shareholders’ equity from January 1 through March 31 (in millions):

	2013	2012
Accumulated unrealized losses on pension benefit obligation:
Balance at beginning of period	$(708)	$(541)
Other comprehensive income (loss) before reclassifications, net of tax	—	—
Amounts reclassified from accumulated other comprehensive loss, net of tax:
Amortization of actuarial loss(a)	19	14
Income tax benefit	(7)	(5)

Amortization of actuarial loss, net of tax	12	9
Other comprehensive income, net of tax	12	9

Balance at end of period	$(696)	$(532)

Accumulated deferred gains (losses) on cash flow hedges:
Balance at beginning of period	$45	$(18)
Other comprehensive income (loss) before reclassifications, net of tax	(70)	15
Amounts reclassified from accumulated other comprehensive loss, net of tax:
Effective portion of (gain) loss on cash flow hedges(b)	135	(28)
Income tax provision (benefit)	(54)	12

Effective portion of (gain) loss on cash flow hedges, net of tax	81	(16)
Other comprehensive income (loss), net of tax	11	(1)

Balance at end of period	$56	$(19)

(a)	Amounts are included in the computation of net periodic benefit costs as discussed further in Note 7.
(b)	Amounts are recorded in other expense, net, in the consolidated statement of operations as discussed further in Note 3.

6.	EQUITY-BASED COMPENSATION

TWC is authorized, under the Company’s stock incentive plan (the “2011 Plan”), to grant restricted stock units (“RSUs”) and options to purchase shares of TWC common stock to its employees and non-employee directors. As of March 31, 2013, the 2011 Plan provides for the issuance of up to 20.0 million shares of TWC common stock, of which 12.0 million shares were available for grant.

Equity-based compensation expense recognized for the three months ended March 31, 2013 and 2012 was as follows (in millions):

	Three Months Ended March 31,
	2013	2012
Restricted stock units	$28	$32
Stock options	14	21

Total equity-based compensation expense	$42	$53

Restricted Stock Units

For the three months ended March 31, 2013, TWC granted 1.160 million RSUs at a weighted-average grant date fair value of $86.77 per RSU, including 133,000 RSUs subject to performance-based vesting conditions (“PBUs”) at a weighted-average grant date fair value of $86.76 per PBU. For the three months ended March 31, 2012, TWC granted 1.430 million RSUs at a weighted-average grant date fair value of $77.02 per RSU, including 194,000 PBUs at a weighted-average grant date fair value of $77.04 per PBU. Total unrecognized compensation cost related to unvested RSUs as of March 31, 2013, without taking into account expected forfeitures, was $206 million, which the Company expects to recognize over a weighted-average period of 2.96 years.

TIME WARNER CABLE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

Stock Options

For the three months ended March 31, 2013, TWC granted 2.387 million stock options at a weighted-average grant date fair value of $15.40 per option, including 283,000 stock options subject to performance-based vesting conditions (“PBOs”) at a weighted-average grant date fair value of $15.43 per PBO. For the three months ended March 31, 2012, TWC granted 3.009 million stock options at a weighted-average grant date fair value of $16.85 per option, including 372,000 PBOs at a weighted-average grant date fair value of $16.85 per PBO. Total unrecognized compensation cost related to unvested stock options as of March 31, 2013, without taking into account expected forfeitures, is $74 million, which the Company expects to recognize over a weighted-average period of 2.90 years.

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

The table below presents the assumptions used to value stock options at their grant date for the three months ended March 31, 2013 and 2012 and reflects the weighted average of all awards granted within each period:

	Three Months Ended March 31,
	2013	2012
Expected volatility	26.15%	30.03%
Expected term to exercise from grant date (in years)	5.95	6.43
Risk-free rate	1.17%	1.35%
Expected dividend yield	3.00%	2.91%

TIME WARNER CABLE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

7.	PENSION COSTS

TWC sponsors the Time Warner Cable Pension Plan (the “TWC Pension Plan”) and the Time Warner Cable Union Pension Plan (the “Union Pension Plan” and, together with the TWC Pension Plan, the “qualified pension plans”), both qualified defined benefit pension plans, that together provide pension benefits to a majority of the Company’s employees. TWC also provides a nonqualified defined benefit pension plan for certain employees (the “nonqualified pension plan” and, together with the qualified pension plans, the “pension plans”). Pension benefits are based on formulas that reflect the employees’ years of service and compensation during their employment period. TWC uses a December 31 measurement date for its pension plans. The components of net periodic benefit costs for the three months ended March 31, 2013 and 2012 is as follows (in millions):

	Three Months Ended March 31,
	2013	2012
Service cost	$53	$42
Interest cost	35	33
Expected return on plan assets	(53)	(44)
Amounts amortized	19	14

Net periodic benefit costs	$54	$45

The Company was not required to make any cash contributions to its qualified pension plans during the three months ended March 31, 2013, but may make discretionary cash contributions to the qualified pension plans during the remainder of 2013. Such contributions will be dependent on a variety of factors, including current and expected interest rates, asset performance, the funded status of the qualified pension plans and management’s judgment. For the nonqualified pension plan, the Company contributed $1 million during the three months ended March 31, 2013 and will continue to make contributions during the remainder of 2013 to the extent benefits are paid.

8.	MERGER-RELATED AND RESTRUCTURING COSTS

Merger-related and restructuring costs for the three months ended March 31, 2013 and 2012 consisted of (in millions):

	Three Months Ended March 31,
	2013	2012
Merger-related costs	$2	$35
Restructuring costs	29	10

Total merger-related and restructuring costs	$31	$45

Merger-related Costs

Through March 31, 2013, the Company incurred merger-related costs of $56 million primarily due to severance costs and legal, professional and other fees incurred in connection with the Insight acquisition and made cash payments of $46 million. Changes in the Company’s accruals for merger-related costs are presented below (in millions):

	Employee Termination Costs	Other Costs	Total
Costs incurred(a)	$22	$32	$54
Cash paid(b)	(15)	(25)	(40)

Remaining liability as of December 31, 2012	7	7	14
Costs incurred	—	2	2
Cash paid	(3)	(3)	(6)

Remaining liability as of March 31, 2013(c)	$4	$6	$10

(a)	Of the total costs incurred in 2012, $35 million was incurred during the three months ended March 31, 2012.
(b)	Of the total cash paid in 2012, $18 million was paid during the three months ended March 31, 2012.
(c)	The remaining $10 million liability as of March 31, 2013 is classified as a current liability in the consolidated balance sheet.

TIME WARNER CABLE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Restructuring Costs

Through March 31, 2013, the Company incurred restructuring costs to improve operating efficiency of $283 million and made cash payments of $250 million. The Company expects to incur additional restructuring costs during 2013 primarily related to employee terminations in connection with initiatives intended to improve operating efficiency. Changes in the Company’s restructuring reserves are presented below (in millions):

	Employee Termination Costs	Other Exit Costs	Total
Remaining liability as of December 31, 2011	$29	$4	$33
Costs incurred(a)	46	15	61
Cash paid(b)	(51)	(16)	(67)

Remaining liability as of December 31, 2012	24	3	27
Costs incurred	25	4	29
Cash paid	(19)	(4)	(23)

Remaining liability as of March 31, 2013(c)	$30	$3	$33

(a)	Of the total costs incurred in 2012, $10 million was incurred during the three months ended March 31, 2012.
(b)	Of the total cash paid in 2012, $26 million was paid during the three months ended March 31, 2012.
(c)

Of the remaining liability as of March 31, 2013, $32 million is classified as a current liability, with the remaining amount classified as a noncurrent liability in the consolidated balance sheet. Amounts are expected to be paid through March 2016.

9.	COMMITMENTS AND CONTINGENCIES

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

On August 9, 2010, the plaintiffs in Michelle Downs and Laurie Jarrett, et al. v. Insight Communications Company, L.P. filed a second amended complaint in a purported class action in the U.S. District Court for the Western District of Kentucky alleging that Insight Communications Company, L.P. violated Section 1 of the Sherman Antitrust Act by tying the sales of premium cable television services to the leasing of set-top converter boxes, which is similar to the federal claim against the Company in In re: Set-Top Cable Television Box Antitrust Litigation, discussed above. The plaintiffs are seeking, among other things, unspecified treble monetary damages and an injunction to cease such alleged practices. The Company intends to defend against this lawsuit vigorously, but is unable to predict the outcome of this lawsuit or reasonably estimate a range of possible loss.

On August 7, 2009, the plaintiffs in Jessica Fink, et al. v. Time Warner Cable Inc. filed an amended complaint in a purported class action in the U.S. District Court for the Southern District of New York alleging that the Company uses a throttling technique which intentionally delays and/or blocks a user’s high-speed data service. The plaintiffs are seeking unspecified monetary damages, injunctive relief and attorneys’ fees. On December 23, 2011, the district court granted with prejudice the Company’s motion to dismiss the plaintiffs’ second amended complaint. On January 23, 2012, the plaintiffs appealed this decision to the U.S. Court of Appeals for the Second Circuit. The Company intends to defend against this lawsuit vigorously, but is unable to predict the outcome of this lawsuit or reasonably estimate a range of possible loss.

TIME WARNER CABLE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The Company is the defendant in three purported class action lawsuits alleging breach of contract and violation of various state consumer protection statutes in connection with the Company’s high-speed data modem fee. On November 30, 2012, the plaintiffs in Fred W. Elmore v. Time Warner Cable Inc. filed a complaint in a purported class action in the U.S. District Court for the District of South Carolina alleging that the Company breached its contract with customers and violated South Carolina state consumer protection statutes by charging a fee for the provision of a high-speed data modem. On February 4, 2013, the plaintiffs in Mark Cox v. Time Warner Cable Inc. filed an amended complaint in a purported class action in the U.S. District Court for the District of South Carolina alleging that the Company breached its contract with customers whose high-speed data service is provided as part of a promotional package by charging a fee for the provision of a high-speed data modem. On February 26, 2013, the plaintiffs in Lorraine Damato, et al. v. Time Warner Cable Inc. filed a complaint in a purported class action in the U.S. District Court for the Eastern District of New York alleging that the Company breached its contract with customers and violated New York, New Jersey and California state consumer protection statutes by charging a fee for the provision of a high-speed data modem. In each case, the plaintiffs are seeking, among other things, unspecified monetary damages and an injunction to prevent the Company from charging a fee for the provision of a high-speed data modem. The Company intends to defend against these lawsuits vigorously, but is unable to predict the outcome of the lawsuits or reasonably estimate a range of possible loss.

The Company is a defendant in Motorola Mobility, Inc., et al. v. TiVo Inc. (the “Motorola Mobility Lawsuit”). On February 25, 2011, Motorola Mobility, Inc. (“Motorola Mobility”) and General Instrument Corporation, a subsidiary of Motorola Mobility, filed a complaint against TiVo Inc. (“TiVo”) in the U.S. District Court for the Eastern District of Texas, alleging infringement of three Motorola Mobility patents by TiVo digital video recorder (“DVR”) products and requesting a declaration that patents of TiVo are invalid and not infringed by certain Motorola Mobility DVR products. Motorola Mobility and General Instrument Corporation are seeking, among other things, unspecified monetary damages and a permanent injunction. On March 26, 2012, TiVo filed amended counterclaims adding the Company as a defendant to the Motorola Mobility Lawsuit and a new patent claim. TiVo is seeking, among other things, unspecified monetary damages and a permanent injunction. On May 17, 2012, the Company filed a motion to dismiss TiVo’s claims against it for failure to state a claim and, on May 20, 2012, the Company filed a motion to sever and stay TiVo’s claims against it. On June 29, 2012, TiVo served the Company with infringement contentions alleging infringement by the Company based on its use of Motorola Mobility DVR products and Cisco Systems, Inc. (“Cisco”) DVR products. On July 18, 2012, the court denied the Company’s request to sever and stay TiVo’s claims against the Company relating to the Motorola Mobility DVR products, and it severed TiVo’s claims against the Company relating to the Cisco DVR products from the Motorola Mobility Lawsuit and ordered that the Company be added as a party to TiVo Inc. v. Cisco Systems, Inc., discussed below. The trial in the Motorola Mobility Lawsuit is currently scheduled to commence in June 2013. The Company intends to defend against the Motorola Mobility Lawsuit vigorously, but is unable to predict the outcome of this lawsuit or reasonably estimate a range of possible loss.

On June 4, 2012, TiVo filed a complaint against Cisco in the U.S. District Court for the Eastern District of Texas, alleging infringement of four TiVo patents by Cisco DVR products and seeking, among other things, unspecified monetary damages and a permanent injunction (the “Cisco Lawsuit”). As stated above, on July 18, 2012, the court ordered that the Company be added as a party to the Cisco Lawsuit. On August 15, 2012, TiVo served the Company with infringement contentions alleging infringement by the Company based on its use of Cisco DVR products. The Company intends to defend against the Cisco Lawsuit vigorously, but is unable to predict the outcome of this lawsuit or reasonably estimate a range of possible loss.

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

TIME WARNER CABLE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

Other Matters

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

On June 18, 2012, the Federal Trade Commission (the “FTC”) served the Company with two civil investigative demands (“CIDs”) addressing the Company’s practices and policies relating to the use of credit bureaus. TWC has responded to portions of the CIDs as well as a few supplemental requests from the FTC. On February 12, 2013, TWC received a supplemental CID from the FTC, requesting additional information about how the Company informs customers who, based on a review of their credit scores, are required to pay a deposit or make an advance payment. The FTC has not informed the Company whether it intends to seek relief. The Company is unable to predict the outcome of this investigation or reasonably estimate a range of possible loss.

In March 2003, the interests in cable networks and filmed entertainment held by Time Warner Entertainment Company, L.P. (“TWE”) were transferred to Time Warner and all of Time Warner’s interests in cable systems were transferred to the Company (the “TWE Restructuring”). As part of the TWE Restructuring, Time Warner agreed to indemnify the Company from and against any and all liabilities relating to, arising out of or resulting from specified litigation matters brought against the TWE non-cable businesses. Although Time Warner has agreed to indemnify the Company against such liabilities, TWE remains a named party in certain litigation matters. In connection with an internal reorganization discussed further in Note 11, on September 30, 2012, TWE merged with and into Time Warner Cable Enterprises LLC (“TWCE”), with TWCE as the surviving entity.

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

TIME WARNER CABLE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

10.	ADDITIONAL FINANCIAL INFORMATION

Other Current Liabilities

Other current liabilities as of March 31, 2013 and December 31, 2012 consisted of (in millions):

	March 31, 2013	December 31, 2012
Accrued interest	$524	$586
Accrued compensation and benefits	289	384
Accrued insurance	175	169
Accrued sales and other taxes	156	99
Accrued franchise fees	141	168
Other accrued expenses	419	393

Total other current liabilities	$1,704	$1,799

Revenue

Revenue for the three months ended March 31, 2013 and 2012 consisted of (in millions):

	Three Months Ended March 31,
	2013	2012
Residential services	$4,611	$4,433
Business services	537	429
Advertising	228	211
Other	99	61

Total revenue	$5,475	$5,134

Interest Expense, Net

Interest expense, net, for the three months ended March 31, 2013 and 2012 consisted of (in millions):

	Three Months Ended March 31,
	2013	2012
Interest expense	$(400)	$(407)
Interest income	2	2

Interest expense, net	$(398)	$(405)

Other Expense, Net

Other expense, net, for the three months ended March 31, 2013 and 2012 consisted of (in millions):

	Three Months Ended March 31,
	2013	2012
Income from equity-method investments, net	$5	$4
Gain (loss) on equity award reimbursement obligation to Time Warner	(5)	3
Other investment losses(a)	—	(10)
Other	(1)	—

Other expense, net	$(1)	$(3)

(a)

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

TIME WARNER CABLE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Related Party Transactions

A summary of TWC’s transactions with related parties (e.g., equity-method investees) for the three months ended March 31, 2013 and 2012 is as follows (in millions):

	Three Months Ended March 31,
	2013	2012
Revenue	$1	$2
Cost of revenue	(47)	(61)

Supplemental Cash Flow Information

Additional financial information with respect to cash (payments) and receipts for the three months ended March 31, 2013 and 2012 is as follows (in millions):

	Three Months Ended March 31,
	2013	2012
Cash paid for interest	$(496)	$(508)
Interest income received(a)	39	43

Cash paid for interest, net	$(457)	$(465)

Cash paid for income taxes	$(18)	$(20)
Cash refunds of income taxes	1	1

Cash paid for income taxes, net	$(17)	$(19)

(a)	Interest income received includes amounts received under interest rate swap contracts.

The consolidated statement of cash flows for the three months ended March 31, 2013 includes purchases of short-term investments in U.S. Treasury securities of $325 million (included in purchases of investments), which have original maturities of six months. As of March 31, 2013 and December 31, 2012, short-term investments in U.S. Treasury securities, classified as held-to-maturity, have amortized costs of $475 million and $150 million, respectively, which approximates fair value.

The consolidated statement of cash flows for the three months ended March 31, 2013 and 2012 does not reflect $33 million and $16 million, respectively, of common stock repurchases that were included in other current liabilities as of March 31, 2013 and 2012, respectively, for which payment was made in April 2013 and 2012, respectively.

11.	CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

Set forth below are condensed consolidating financial statements presenting the financial position, results of operations (including comprehensive income) and cash flows of (i) Time Warner Cable Inc. (the “Parent Company”), (ii) TW NY Cable Holding Inc. (“TW NY”), Time Warner Cable Enterprises LLC (“TWCE”) and Time Warner Cable Internet Holdings II LLC (“TWC Internet Holdings II” and, together with TW NY and TWCE, the “Guarantor Subsidiaries”), on a combined basis, (iii) the direct and indirect non-guarantor subsidiaries of the Parent Company (the “Non-Guarantor Subsidiaries”) on a combined basis and (iv) the eliminations necessary to arrive at the information for Time Warner Cable Inc. on a consolidated basis. TW NY is a direct 100% owned subsidiary of the Parent Company. TWCE and TWC Internet Holdings II are indirect 100% owned subsidiaries of the Parent Company. The Guarantor Subsidiaries have fully and unconditionally, jointly and severally, directly, guaranteed the debt securities issued by the Parent Company in its 2007 registered exchange offer and subsequent public offerings. The Parent Company owns all of the voting and economic interests, directly or indirectly, of the Guarantor Subsidiaries.

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

Basis of Presentation

On September 30, 2012, the Company completed an internal reorganization to simplify its organizational structure. As part of this reorganization, on September 30, 2012, TWE, a 100% owned subsidiary of the Company, merged with and into TWCE, a Delaware limited liability company and an indirect 100% owned subsidiary of the Company, with TWCE as the surviving entity. In addition, on September 30, 2012, the Company, TW NY, TWCE, TWC Internet Holdings II, a Delaware limited liability company and an indirect 100% owned subsidiary of the Company, and The Bank of New York Mellon, as trustee, entered into supplemental indentures amending the TWC Indenture and the TWCE Indenture, providing for (i) TWCE’s succession to, and assumption of, all of the rights and obligations of TWE as guarantor under the TWC Indenture and as issuer under the TWCE Indenture and (ii) the addition of TWC Internet Holdings II as a guarantor under the TWC Indenture and TWCE Indenture and its assumption of all of the rights and obligations of a guarantor thereunder. As a result of this internal reorganization, the presentation of the condensed consolidating results of operations (including comprehensive income) and cash flows for the three months ended March 31, 2012 has been recast to reflect TW NY, TWCE and TWC Internet Holdings II as subsidiary guarantors of debt securities issued by the Parent Company.

In presenting the condensed consolidating financial statements, the equity method of accounting has been applied to (i) the Parent Company’s interests in the Guarantor Subsidiaries and the Non-Guarantor Subsidiaries, (ii) the Guarantor Subsidiaries’ interests in the Non-Guarantor Subsidiaries and (iii) the Non-Guarantor Subsidiaries interests in the Guarantor Subsidiaries, where applicable, even though all such subsidiaries meet the requirements to be consolidated under GAAP. All intercompany balances and transactions between the Parent Company, the Guarantor Subsidiaries and the Non-Guarantor Subsidiaries have been eliminated, as shown in the column “Eliminations.” All assets and liabilities have been allocated to the Parent Company, the Guarantor Subsidiaries and the Non-Guarantor Subsidiaries generally based on legal entity ownership. Certain administrative costs have been allocated to the Parent Company, the Guarantor Subsidiaries and the Non-Guarantor Subsidiaries based on revenue recorded at the respective entity. A portion of the interest expense incurred by the Parent Company and the Guarantor Subsidiaries has been allocated to the Non-Guarantor Subsidiaries based on revenue recorded at the respective entity. The income tax provision has been presented based on each subsidiary’s legal entity. Deferred income taxes have been presented based upon the temporary differences between the carrying amounts of the respective assets and liabilities of the applicable entities.

TIME WARNER CABLE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The Company’s condensed consolidating financial information as of March 31, 2013 and December 31, 2012 and for the three months ended March 31, 2013 and 2012 is as follows (in millions):

Condensed Consolidating Balance Sheet as of March 31, 2013

	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	TWC Consolidated
ASSETS
Current assets:
Cash and equivalents	$2,455	$—	$338	$—	$2,793
Short-term investments in U.S. Treasury securities	475	—	—	—	475
Receivables, net	50	1	711	—	762
Receivables from affiliated parties	35	—	28	(63)	—
Deferred income tax assets	4	4	314	—	322
Other current assets	38	5	209	—	252

Total current assets	3,057	10	1,600	(63)	4,604
Investments in and amounts due from consolidated subsidiaries	41,097	32,659	6,070	(79,826)	—
Investments	16	48	13	—	77
Property, plant and equipment, net	—	32	14,621	—	14,653
Intangible assets subject to amortization, net	—	9	611	—	620
Intangible assets not subject to amortization	—	—	26,011	—	26,011
Goodwill	—	—	2,885	—	2,885
Other assets	455	—	52	(58)	449

Total assets	$44,625	$32,758	$51,863	$(79,947)	$49,299

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$—	$—	$511	$—	$511
Deferred revenue and subscriber-related liabilities	—	—	187	—	187
Payables to affiliated parties	28	—	35	(63)	—
Accrued programming expense	—	—	899	—	899
Current maturities of long-term debt	2,271	—	2	—	2,273
Mandatorily redeemable preferred equity	—	—	300	—	300
Other current liabilities	649	29	1,026	—	1,704

Total current liabilities	2,948	29	2,960	(63)	5,874
Long-term debt	22,152	2,069	27	—	24,248
Deferred income tax liabilities, net	—	266	11,199	(58)	11,407
Long-term payables to affiliated parties	7,641	—	8,702	(16,343)	—
Other liabilities	365	3	460	—	828
TWC shareholders’ equity:
Due to (from) TWC and subsidiaries	4,581	273	(4,854)	—	—
Other TWC shareholders’ equity	6,938	30,118	33,365	(63,483)	6,938

Total TWC shareholders’ equity	11,519	30,391	28,511	(63,483)	6,938
Noncontrolling interests	—	—	4	—	4

Total equity	11,519	30,391	28,515	(63,483)	6,942

Total liabilities and equity	$44,625	$32,758	$51,863	$(79,947)	$49,299

TIME WARNER CABLE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Condensed Consolidating Balance Sheet as of December 31, 2012

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

TIME WARNER CABLE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Condensed Consolidating Statement of Operations for the Three Months Ended March 31, 2013

	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	TWC Consolidated
Revenue	$—	$—	$5,475	$—	$5,475

Cost of revenue	—	—	2,634	—	2,634
Selling, general and administrative	—	—	929	—	929
Depreciation	—	—	789	—	789
Amortization	—	—	32	—	32
Merger-related and restructuring costs	—	—	31	—	31

Total costs and expenses	—	—	4,415	—	4,415

Operating Income	—	—	1,060	—	1,060
Equity in pretax income (loss) of consolidated subsidiaries	740	731	(2)	(1,469)	—
Interest expense, net	(80)	—	(318)	—	(398)
Other income (expense), net	1	(3)	1	—	(1)

Income before income taxes	661	728	741	(1,469)	661
Income tax provision	(260)	(286)	(259)	545	(260)

Net income	401	442	482	(924)	401
Less: Net income attributable to noncontrolling interests	—	—	—	—	—

Net income attributable to TWC shareholders	$401	$442	$482	$(924)	$401

Condensed Consolidating Statement of Comprehensive Income for the Three Months Ended March 31, 2013

	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	TWC Consolidated
Net income	$401	$442	$482	$(924)	$401
Change in accumulated unrealized losses on pension benefit obligation, net of tax	12	—	—	—	12
Change in accumulated deferred gains (losses) on cash flow hedges, net of tax	11	—	—	—	11

Other comprehensive income	23	—	—	—	23

Comprehensive income	424	442	482	(924)	424
Less: Comprehensive income attributable to noncontrolling interests	—	—	—	—	—

Comprehensive income attributable to TWC shareholders	$424	$442	$482	$(924)	$424

TIME WARNER CABLE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Condensed Consolidating Statement of Operations for the Three Months Ended March 31, 2012

(recast)

	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	TWC Consolidated
Revenue	$—	$—	$5,134	$—	$5,134

Cost of revenue	—	—	2,404	—	2,404
Selling, general and administrative	—	—	857	—	857
Depreciation	—	—	771	—	771
Amortization	—	—	15	—	15
Merger-related and restructuring costs	18	—	27	—	45

Total costs and expenses	18	—	4,074	—	4,092

Operating Income (Loss)	(18)	—	1,060	—	1,042
Equity in pretax income (loss) of consolidated subsidiaries	736	809	(38)	(1,507)	—
Interest expense, net	(85)	(51)	(269)	—	(405)
Other income (expense), net	—	(13)	10	—	(3)

Income before income taxes	633	745	763	(1,507)	634
Income tax provision	(251)	(295)	(272)	567	(251)

Net income	382	450	491	(940)	383
Less: Net income attributable to noncontrolling interests	—	—	(1)	—	(1)

Net income attributable to TWC shareholders	$382	$450	$490	$(940)	$382

Condensed Consolidating Statement of Comprehensive Income for the Three Months Ended March 31, 2012 (recast)

	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	TWC Consolidated
Net income	$382	$450	$491	$(940)	$383
Change in accumulated unrealized losses on pension benefit obligation, net of tax	9	—	—	—	9
Change in accumulated deferred gains (losses) on cash flow hedges, net of tax	(1)	—	—	—	(1)

Other comprehensive income	8	—	—	—	8

Comprehensive income	390	450	491	(940)	391
Less: Comprehensive income attributable to noncontrolling interests	—	—	(1)	—	(1)

Comprehensive income attributable to TWC shareholders	$390	$450	$490	$(940)	$390

TIME WARNER CABLE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Consolidating Statement of Cash Flows for the Three Months Ended March 31, 2013

	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	TWC Consolidated
Cash provided (used) by operating activities	$57	$(162)	$1,499	$—	$1,394

INVESTING ACTIVITIES
Capital expenditures	—	—	(770)	—	(770)
Purchases of investments	(325)	—	—	—	(325)
Return of capital from investees	—	7	—	—	7
Acquisition of intangible assets	—	—	(12)	—	(12)
Other investing activities	—	—	7	—	7

Cash provided (used) by investing activities	(325)	7	(775)	—	(1,093)

FINANCING ACTIVITIES
Repurchases of common stock	(660)	—	—	—	(660)
Dividends paid	(195)	—	—	—	(195)
Proceeds from exercise of stock options	54	—	—	—	54
Excess tax benefit from equity-based compensation	49	—	—	—	49
Taxes paid in cash in lieu of shares issued for equity-based compensation	—	—	(51)	—	(51)
Net change in investments in and amounts due from consolidated subsidiaries	1,310	155	(1,465)	—	—
Other financing activities	(9)	—	—	—	(9)

Cash provided (used) by financing activities	549	155	(1,516)	—	(812)

Increase (decrease) in cash and equivalents	281	—	(792)	—	(511)
Cash and equivalents at beginning of period	2,174	—	1,130	—	3,304

Cash and equivalents at end of period	$2,455	$—	$338	$—	$2,793

TIME WARNER CABLE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Consolidating Statement of Cash Flows for the Three Months Ended March 31, 2012

(recast)

	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	TWC Consolidated
Cash provided (used) by operating activities	$66	$(173)	$1,490	$—	$1,383

INVESTING ACTIVITIES
Capital expenditures	—	—	(706)	—	(706)
Business acquisitions, net of cash acquired	(1,346)	—	10	—	(1,336)
Purchases of investments	—	(9)	(41)	—	(50)
Acquisition of intangible assets	—	—	(9)	—	(9)
Investments in consolidated subsidiaries	—	—	77	(77)	—
Other investing activities	—	—	8	—	8

Cash used by investing activities	(1,346)	(9)	(661)	(77)	(2,093)

FINANCING ACTIVITIES
Short-term repayments, net	(77)	—	—	77	—
Repayments of long-term debt assumed in acquisitions	—	—	(1,350)	—	(1,350)
Repurchases of common stock	(356)	—	—	—	(356)
Dividends paid	(179)	—	—	—	(179)
Proceeds from exercise of stock options	79	—	—	—	79
Excess tax benefit from equity-based compensation	37	—	15	—	52
Taxes paid in cash in lieu of shares issued for equity-based compensation	—	—	(39)	—	(39)
Net change in investments in and amounts due from consolidated subsidiaries	(1,030)	182	848	—	—
Other financing activities	(16)	—	(29)	—	(45)

Cash provided (used) by financing activities	(1,542)	182	(555)	77	(1,838)

Increase (decrease) in cash and equivalents	(2,822)	—	274	—	(2,548)
Cash and equivalents at beginning of period	4,372	—	805	—	5,177

Cash and equivalents at end of period	$1,550	$—	$1,079	$—	$2,629

Part II. Other Information

Item 1. Legal Proceedings.

The information set forth under Note 9 to the accompanying consolidated financial statements included in this Quarterly Report on Form 10-Q is incorporated herein by reference.

Item 1A. Risk Factors.

There have been no material changes in the Company’s risk factors from those disclosed in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

The following table provides information about the Company’s purchases of equity securities registered by the Company pursuant to Section 12 of the Securities Exchange Act of 1934, as amended, during the quarter ended March 31, 2013.

	Total Number of Shares Purchased	Average Price Paid Per Share(a)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(b)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(c)
January 1, 2013 - January 31, 2013	2,343,383	$98.52	2,343,383	$2,000,783,320
February 1, 2013 - February 28, 2013	2,391,430	87.33	2,391,430	1,791,932,202
March 1, 2013 - March 31, 2013	2,383,700	92.27	2,383,700	1,571,976,935

Total	7,118,513	92.67	7,118,513

(a)	The calculation of the average price paid per share does not give effect to any fees, commissions and other costs associated with the repurchase of such shares.
(b)

On October 29, 2010, the Company’s Board of Directors authorized a $4.0 billion common stock repurchase program (the “Stock Repurchase Program”) and, on January 25, 2012, the Company’s Board of Directors increased the remaining authorization under the Stock Repurchase Program to an aggregate of up to $4.0 billion of TWC common stock effective January 26, 2012. Purchases under the Stock Repurchase Program may be made from time to time on the open market and in privately negotiated transactions. The size and timing of the Company’s purchases under the Stock Repurchase Program will be based on a number of factors, including business and market conditions, financial capacity and TWC’s common stock price.

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
Chief Financial Officer

Date: April 25, 2013

EXHIBIT INDEX

Pursuant to Item 601 of Regulation S-K

Exhibit Number	Description

12	Computation of Ratio of Earnings to Fixed Charges and Ratio of Earnings to Combined Fixed Charges and Preferred Dividend Requirements.

31.1

Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013.

31.2

Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013.

32

Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013.†

101

The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, filed with the SEC on April 25, 2013, formatted in eXtensible Business Reporting Language:

(i) Consolidated Balance Sheet as of March 31, 2013 and December 31, 2012, (ii) Consolidated Statement of Operations for the three months ended March 31, 2013 and 2012, (iii) Consolidated Statement of Comprehensive Income for the three months ended March 31, 2013 and 2012, (iv) Consolidated Statement of Cash Flows for the three months ended March 31, 2013 and 2012, (v) Consolidated Statement of Equity for the three months ended March 31, 2013 and 2012 and (vi) Notes to Consolidated Financial Statements.

†

This exhibit will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 (15 U.S.C. 78r), or otherwise subject to the liability of that section. Such exhibit will not be deemed to be incorporated by reference into any filing under the Securities Act or Securities Exchange Act, except to the extent that the Company specifically incorporates it by reference.