Form 10-Q
period 2013-06-30
TIME WARNER CABLE INC.
filed 2013-08-01
CIK 1377013

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended June 30, 2013 or

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

Large accelerated filer ☑	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☑

Description of Class	Shares Outstanding as of July 30, 2013
Common Stock – $0.01 par value	285,782,369

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

•	Financial statement presentation. This section provides a summary of how the Company’s operations are presented in the accompanying consolidated financial statements.

•	Results of operations. This section provides an analysis of the Company’s results of operations for the three and six months ended June 30, 2013.

•	Financial condition and liquidity. This section provides an analysis of the Company’s financial condition as of June 30, 2013 and cash flows for the six months ended June 30, 2013.

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

OVERVIEW

TWC is among the largest providers of video, high-speed data and voice services in the U.S., with technologically advanced, well-clustered cable systems located mainly in five geographic areas – New York State (including New York City), the Carolinas, the Midwest (including Ohio, Kentucky and Wisconsin), Southern California (including Los Angeles) and Texas. As of June 30, 2013, TWC served approximately 15.2 million customers (approximately 14.6 million residential services customers and 592,000 business services customers) who subscribed to one or more of its three primary services, totaling approximately 28.7 million primary service units.

TWC offers video, high-speed data and voice services to residential and business services customers over the Company’s broadband cable systems. TWC’s business services also include networking and transport services (including cell tower backhaul services) and enterprise-class, cloud-enabled hosting, managed applications and services. During the six months ended June 30, 2013, TWC generated total revenue of approximately $11.0 billion. Of this total, approximately $9.2 billion and $1.1 billion were from the provision of residential and business services, respectively. TWC also sells advertising to a variety of national, regional and local customers, which resulted in advertising revenue of $488 million during the six months ended June 30, 2013. Additionally, TWC generated $192 million of revenue from other sources during the six months ended June 30, 2013.

As of June 30, 2013, TWC had approximately 11.7 million residential video subscribers, 11.1 million residential high-speed data subscribers and 4.9 million residential voice subscribers, as well as 191,000 business video subscribers, 485,000 business high-speed data subscribers and 250,000 business voice subscribers. TWC markets its services separately and in “bundled” packages of multiple services and features. As of June 30, 2013, 61.0% of TWC’s customers subscribed to two or more of its primary services, including 27.6% of its customers who subscribed to all three primary services.

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

For the six months ended June 30, 2013, video programming and employee costs each represented 34.2% of the Company’s total operating expenses. Video programming costs are expected to continue to increase, reflecting rate increases on existing programming services (particularly sports-related programming) and the carriage of new networks, partially offset by a decline in total video subscribers. TWC expects that its video programming costs as a percentage of video revenue will continue to increase, in part due to the more competitive environment discussed above. Employee costs are also expected to continue to increase as a result of many factors, including higher compensation expenses per employee and headcount, reflecting the Company’s investment in business services, regional sports networks and other areas of growth.

Recent Developments

Common Stock Repurchase Program

On July 25, 2013, the Company’s Board of Directors increased the remaining authorization under its existing common stock repurchase program (the “Stock Repurchase Program”), which was $775 million as of July 24, 2013, to an aggregate of up to $4.0 billion of TWC common stock effective July 25, 2013. Purchases under the Stock Repurchase Program may be made from time to time on the open market and in privately negotiated transactions. The size and timing of the Company’s purchases under the Stock Repurchase Program are based on a number of factors, including business and market conditions, financial capacity and TWC’s common stock price. From the inception of the Stock Repurchase Program in the fourth quarter of 2010 through July 30, 2013, the Company repurchased 82.8 million shares of TWC common stock for $6.505 billion, of which $1.495 billion was repurchased during 2013. As of July 30, 2013, the Company had $3.962 billion remaining under the Stock Repurchase Program. Absent any significant events, the Company expects to repurchase at least $2.5 billion of TWC common stock during 2013.

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

Advertising.    Advertising revenue is generated through the sale of video and online advertising inventory to local, regional and national advertising customers. The Company derives most of its advertising revenue from the sale of advertising inventory on cable networks owned by third parties. The rights to such advertising inventory are acquired by the

TIME WARNER CABLE INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS

OF OPERATIONS AND FINANCIAL CONDITION—(Continued)

Company in connection with its agreements to carry such networks or through contractual agreements to sell advertising inventory on behalf of other video distributors (including, among others, Verizon Communications Inc.’s FiOS and AT&T Inc.’s U-verse). The Company also generates advertising revenue from the sale of inventory on its own local sports, news and lifestyle channels (e.g., Time Warner Cable SportsNet and Time Warner Cable Deportes (collectively, the “LA RSNs,” discussed further below) and NY1 News) and related websites.

Other.    Other revenue primarily includes (i) fees paid to TWC by the Advance/Newhouse Partnership for (a) the ability to distribute the Company’s high-speed data service and (b) TWC’s management of certain functions, including, among others, the acquisition of programming rights, as well as the provision of certain functions, including engineering; (ii) beginning in the fourth quarter of 2012, fees from distributors of the LA RSNs, the Company’s two Los Angeles regional sports networks launched on October 1, 2012 that carry Los Angeles Lakers’ basketball games and other sports programming; and (iii) home shopping network-related revenue (including commissions earned on the sale of merchandise and carriage fees).

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

RESULTS OF OPERATIONS

Three and Six Months Ended June 30, 2013 Compared to Three and Six Months Ended June 30, 2012

The following discussion provides an analysis of the Company’s results of operations and should be read in conjunction with the accompanying consolidated statement of operations, as well as the consolidated financial statements and notes thereto and MD&A included in the 2012 Form 10-K.

Revenue.    Revenue by major category was as follows (in millions):

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change(a)
	2013	2012		2013(a)	2012
Residential services	$4,632	$4,617	0.3%	$9,243	$9,050	2.1%
Business services	565	464	21.8%	1,102	893	23.4%
Advertising	260	265	(1.9%)	488	476	2.5%
Other	93	58	60.3%	192	119	61.3%

Total	$5,550	$5,404	2.7%	$11,025	$10,538	4.6%

(a)

On February 29, 2012, the Company completed its acquisition of Insight Communications Company, Inc. (together with its subsidiaries, “Insight”). As a result, revenue for the six months ended June 30, 2013 includes two additional months of Insight revenue, as follows (in millions):

Residential services	$165
Business services	12
Advertising	6
Other	—

Total	$183

TIME WARNER CABLE INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS

OF OPERATIONS AND FINANCIAL CONDITION—(Continued)

Selected subscriber-related statistics were as follows (in thousands):

	June 30,
	2013	2012	% Change
Residential services:
Customer relationships(a)	14,600	14,755	(1.1%)
Video(b)	11,720	12,299	(4.7%)
High-speed data(c)	11,074	10,775	2.8%
Voice(d)	4,933	4,990	(1.1%)

Business services:
Customer relationships(a)	592	538	10.0%
Video(b)	191	185	3.2%
High-speed data(c)	485	433	12.0%
Voice(d)	250	198	26.3%

Total:
Single play(e)	5,927	5,950	(0.4%)
Double play(f)	5,068	5,099	(0.6%)
Triple play(g)	4,197	4,244	(1.1%)

Customer relationships(a)	15,192	15,293	(0.7%)

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

(e)	Single play subscriber numbers reflect customers who subscribe to one of the Company’s primary services.
(f)	Double play subscriber numbers reflect customers who subscribe to two of the Company’s primary services.
(g)	Triple play subscriber numbers reflect customers who subscribe to all three of the Company’s primary services.

Residential services revenue.    The major components of residential services revenue were as follows (in millions):

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change(a)
	2013	2012		2013(a)	2012
Residential services:
Video	$2,674	$2,797	(4.4%)	$5,345	$5,508	(3.0%)
High-speed data	1,424	1,266	12.5%	2,830	2,465	14.8%
Voice	517	539	(4.1%)	1,036	1,047	(1.1%)
Other	17	15	13.3%	32	30	6.7%

Total residential services	$4,632	$4,617	0.3%	$9,243	$9,050	2.1%

(a)	Residential services revenue for the six months ended June 30, 2013 includes two additional months of Insight revenue, as follows (in millions):

Residential services:
Video	$93
High-speed data	47
Voice	24
Other	1

Total residential services	$165

TIME WARNER CABLE INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS

OF OPERATIONS AND FINANCIAL CONDITION—(Continued)

For residential services, average monthly revenue per unit was as follows:

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
	2013	2012		2013	2012
Customer relationship(a)	$105.21	$103.92	1.2%	$105.02	$103.72	1.3%
Video(b)	75.32	75.19	0.2%	74.91	75.10	(0.3%)
High-speed data(c)	42.78	39.12	9.4%	42.69	39.05	9.3%
Voice(d)	34.68	36.06	(3.8%)	34.62	36.10	(4.1%)

(a)

Average monthly residential revenue per residential customer relationship represents residential services revenue divided by the corresponding average residential customer relationships for the period.

(b)	Average monthly residential video revenue per unit represents residential video revenue divided by the corresponding average residential video subscribers for the period.
(c)	Average monthly residential high-speed data revenue per unit represents residential high-speed data revenue divided by the corresponding average residential high-speed data subscribers for the period.
(d)	Average monthly residential voice revenue per unit represents residential voice revenue divided by the corresponding average residential voice subscribers for the period.

The major components of residential video revenue were as follows (in millions):

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change(a)
	2013	2012		2013(a)	2012
Programming tiers(b)	$1,741	$1,837	(5.2%)	$3,481	$3,616	(3.7%)
Premium networks	199	205	(2.9%)	394	405	(2.7%)
Transactional video-on-demand	66	87	(24.1%)	132	160	(17.5%)
Video equipment rental and installation charges	367	369	(0.5%)	740	732	1.1%
DVR service	178	173	2.9%	350	342	2.3%
Franchise and other fees(c)	123	126	(2.4%)	248	253	(2.0%)

Total	$2,674	$2,797	(4.4%)	$5,345	$5,508	(3.0%)

(a)	Residential video revenue for the six months ended June 30, 2013 includes two additional months of Insight revenue, as follows (in millions):

Programming tiers(b)	$68
Premium networks	5
Transactional video-on-demand	3
Video equipment rental and installation charges	9
DVR service	5
Franchise and other fees(c)	3

Total	$93

(b)

Programming tier revenue includes subscriber fees for the Company’s various tiers or packages of video programming services generally distinguished from one another by the number and type of programming networks they include.

(c)	Franchise and other fees include fees collected on behalf of franchising authorities and the FCC.

The decrease in residential video revenue for the three and six months ended June 30, 2013 was primarily due to decreases in video subscribers, transactional video-on-demand revenue and, for the six months ended June 30, 2013, premium network revenue, partially offset by price increases and a greater percentage of subscribers purchasing higher-priced tiers of service. For the six months ended June 30, 2013, the decrease was also partially offset by two additional months of Insight revenue.

Residential high-speed data revenue for the three and six months ended June 30, 2013 increased due to growth in average revenue per subscriber and an increase in high-speed data subscribers. The increase in average revenue per subscriber was primarily due to an increase in equipment rental charges and a greater percentage of subscribers purchasing higher-priced tiers of service. Additionally, for the six months ended June 30, 2013, residential high-speed data revenue benefited from two additional months of Insight revenue.

TIME WARNER CABLE INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS

OF OPERATIONS AND FINANCIAL CONDITION—(Continued)

The decrease in residential voice revenue for the three and six months ended June 30, 2013 was due to a decline in average revenue per subscriber and lower voice subscribers. For the six months ended June 30, 2013, the decrease was partially offset by two additional months of Insight revenue.

The Company expects that residential services revenue in 2013 (which includes two additional months of Insight revenue, as discussed above) will increase compared to 2012, primarily due to growth in residential high-speed data revenue, which is expected to increase as a result of continued growth in subscribers and average revenue per subscriber. The increase in residential high-speed data revenue is expected to be partially offset by a decline in residential video revenue, primarily as a result of a continued decline in residential video subscribers.

Business services revenue.    The major components of business services revenue were as follows (in millions):

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
	2013	2012		2013	2012
Business services:
Video	$87	$81	7.4%	$171	$157	8.9%
High-speed data	268	224	19.6%	524	432	21.3%
Voice	102	73	39.7%	198	136	45.6%
Wholesale transport	61	44	38.6%	116	85	36.5%
Other	47	42	11.9%	93	83	12.0%

Total business services	$565	$464	21.8%	$1,102	$893	23.4%

Business services revenue for the three and six months ended June 30, 2013 increased primarily due to growth in high-speed data and voice subscribers and an increase in cell tower backhaul revenue of $11 million and $20 million, respectively. Business services revenue for the six months ended June 30, 2013 also benefited from two additional months of Insight revenue.

Advertising revenue.    Advertising revenue for the three months ended June 30, 2013 decreased primarily due to a decline in political advertising revenue, partially offset by growth in revenue from advertising inventory sold on behalf of other video distributors (“ad rep agreements”). Advertising revenue for the six months ended June 30, 2013 increased primarily due to growth in revenue from ad rep agreements, as well as the benefit from two additional months of Insight revenue, partially offset by a decline in political advertising revenue. The Company expects advertising revenue in the second half of 2013 to decrease compared to the second half of 2012 due to a significant decline in political advertising revenue, partially offset by growth in revenue from ad rep agreements. The margin on revenue from ad rep agreements is generally lower than the margin on revenue from political advertising and advertising sold on networks carried by TWC.

Other revenue.    Other revenue for the three and six months ended June 30, 2013 increased primarily due to fees from distributors of the LA RSNs. The Company expects other revenue to increase significantly in the second half of 2013 compared to the second half of 2012 as a result of an additional three months of LA RSN distributor fees.

TIME WARNER CABLE INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS

OF OPERATIONS AND FINANCIAL CONDITION—(Continued)

Cost of revenue.    The major components of cost of revenue were as follows (in millions, except per subscriber data):

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
	2013	2012		2013	2012
Video programming	$1,210	$1,167	3.7%	$2,418	$2,298	5.2%
Employee(a)	731	704	3.8%	1,496	1,407	6.3%
High-speed data	45	47	(4.3%)	91	93	(2.2%)
Voice	150	158	(5.1%)	306	307	(0.3%)
Video franchise and other fees(b)	127	131	(3.1%)	256	261	(1.9%)
Other direct operating costs(a)	303	267	13.5%	633	512	23.6%

Total	$2,566	$2,474	3.7%	$5,200	$4,878	6.6%

Cost of revenue as a percentage of revenue	46.2%	45.8%		47.2%	46.3%

Average monthly video programming costs per video subscriber	$33.54	$30.92	8.5%	$33.35	$30.89	8.0%

Average monthly voice costs per voice subscriber	$9.60	$10.22	(6.1%)	$9.76	$10.22	(4.5%)

(a)

Employee and other direct operating costs include costs directly associated with the delivery of the Company’s video, high-speed data, voice and other services to subscribers and the maintenance of the Company’s delivery systems.

(b)	Video franchise and other fees include fees collected on behalf of franchising authorities and the FCC.

Cost of revenue for the three and six months ended June 30, 2013 increased primarily related to increases in video programming, employee and other direct operating costs.

The increase in video programming costs for the three and six months ended June 30, 2013 was primarily due to contractual rate increases and carriage of new networks, partially offset by a decline in video subscribers and transactional video-on-demand. For the three and six months ended June 30, 2012, video programming costs were reduced by approximately $15 million due to changes in cost estimates for programming services carried during contract negotiations, changes in programming audit reserves and certain contract settlements. Additionally, video programming costs for the six months ended June 30, 2013 were impacted by two additional months of Insight costs. The Company expects the rate of growth in video programming costs per video subscriber in the second half of 2013 to increase compared to that in the first half of the year.

Employee costs for the three and six months ended June 30, 2013 increased primarily as a result of increased headcount and higher compensation costs per employee. For the three and six months ended June 30, 2013, employee medical costs increased $9 million and $16 million, respectively. Additionally, employee costs for the six months ended June 30, 2013 were impacted by two additional months of Insight costs.

Voice costs consist of the direct costs associated with the delivery of voice services, including network connectivity costs. Voice costs for the three and six months ended June 30, 2013 decreased primarily due to a decrease in delivery costs per subscriber as a result of the ongoing replacement of Sprint Corporation (“Sprint”) as the provider of voice transport, switching and interconnection services, as well as a decline in voice subscribers. For the six months ended June 30, 2013, the decrease in voice costs was partially offset by the impact of two additional months of Insight costs. As of June 30, 2013, TWC had replaced Sprint with respect to approximately half of TWC’s voice lines and the Company expects to migrate the remaining voice lines during the second half of 2013 and the first quarter of 2014, when the process is expected to be completed. As a result, the Company expects average voice costs per voice subscriber to continue to decrease in the second half of 2013 compared to the second half of 2012.

Other direct operating costs increased as a result of costs associated with the LA RSNs and ad rep agreements.

TIME WARNER CABLE INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS

OF OPERATIONS AND FINANCIAL CONDITION—(Continued)

Selling, general and administrative expenses.    The components of selling, general and administrative expenses were as follows (in millions):

	Three Months Ended June 30,			Six Months Ended June 30,
	2013	2012	% Change	2013	2012	% Change
Employee	$455	$412	10.4%	$925	$828	11.7%
Marketing	165	152	8.6%	311	307	1.3%
Bad debt(a)	42	49	(14.3%)	70	68	2.9%
Other	285	306	(6.9%)	570	573	(0.5%)

Total	$947	$919	3.0%	$1,876	$1,776	5.6%

(a)

Bad debt expense includes amounts charged to expense associated with the Company’s allowance for doubtful accounts and collection expenses, net of late fees billed to subscribers. Late fees billed to subscribers were $42 million and $82 million for the three and six months ended June 30, 2013, respectively, and $37 million and $73 million for the three and six months ended June 30, 2012, respectively.

Selling, general and administrative expenses for the three and six months ended June 30, 2013 increased primarily as a result of an increase in employee costs. The growth in employee costs was primarily the result of increased headcount, higher compensation costs per employee and $10 million of executive severance costs. For the three and six months ended June 30, 2013, employee medical costs increased $7 million and $13 million, respectively. Selling, general and administrative expenses for the three months ended June 30, 2013 were also impacted by higher marketing costs and lower other operating costs. Selling, general and administrative expenses for the six months ended June 30, 2013 were also impacted by two additional months of Insight costs.

Merger-related and restructuring costs.    In connection with the Insight acquisition, the Company incurred merger-related costs of $5 million and $7 million for the three and six months ended June 30, 2013, respectively, and $8 million and $43 million for the three and six months ended June 30, 2012, respectively.

The Company incurred restructuring costs of $22 million and $51 million for the three and six months ended June 30, 2013, respectively, compared to $13 million and $23 million for the three and six months ended June 30, 2012, respectively. These restructuring costs were primarily related to employee terminations and other exit costs. The Company expects to incur additional restructuring costs during the remainder of 2013 primarily related to employee terminations in connection with initiatives intended to improve operating efficiency.

Reconciliation of OIBDA to Operating Income.    The following table reconciles OIBDA to Operating Income. In addition, the table provides the components from Operating Income to net income attributable to TWC shareholders for purposes of the discussions that follow (in millions):

	Three Months Ended June 30,			Six Months Ended June 30,
	2013	2012	% Change	2013	2012	% Change
OIBDA	$2,010	$1,990	1.0%	$3,891	$3,818	1.9%
Depreciation	(792)	(817)	(3.1%)	(1,581)	(1,588)	(0.4%)
Amortization	(31)	(33)	(6.1%)	(63)	(48)	31.3%

Operating Income	1,187	1,140	4.1%	2,247	2,182	3.0%
Interest expense, net	(398)	(397)	0.3%	(796)	(802)	(0.7%)
Other income (expense), net	11	—	NM	10	(3)	NM

Income before income taxes	800	743	7.7%	1,461	1,377	6.1%
Income tax provision	(319)	(290)	10.0%	(579)	(541)	7.0%

Net income	481	453	6.2%	882	836	5.5%
Less: Net income attributable to noncontrolling interests	—	(1)	(100.0%)	—	(2)	(100.0%)

Net income attributable to TWC shareholders	$481	$452	6.4%	$882	$834	5.8%

NM—Not meaningful.

TIME WARNER CABLE INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS

OF OPERATIONS AND FINANCIAL CONDITION—(Continued)

OIBDA.    OIBDA increased principally as a result of revenue growth, partially offset by higher cost of revenue and selling, general and administrative expenses (which, as discussed above, included $10 million of executive severance costs for the three and six months ended June 30, 2013).

Depreciation.    Depreciation for the three and six months ended June 30, 2013 benefited from decreases of $51 million and $103 million, respectively, associated with certain assets acquired in the July 31, 2006 transactions with Adelphia Communications Corporation and Comcast Corporation that were fully depreciated as of July 31, 2012. These benefits were partially offset by the impact of an increase in shorter-lived distribution system and capitalized software assets as well as, for the six months ended June 30, 2013, the two additional months of Insight costs associated with its property, plant and equipment.

Amortization.    For the six months ended June 30, 2013, amortization increased primarily as a result of two additional months of Insight costs associated with its customer relationship intangible assets.

Operating Income.    For the three months ended June 30, 2013, Operating Income increased primarily due to the decrease in depreciation and increase in OIBDA, as discussed above. For the six months ended June 30, 2013, Operating Income increased primarily due to the increase in OIBDA, partially offset by the increase in amortization, as discussed above.

Other income (expense), net.    Other income (expense), net, detail is shown in the table below (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Income from equity-method investments, net	$9	$3	$14	$7
Gain (loss) on equity award reimbursement obligation to Time Warner(a)	—	(1)	(5)	2
Other investment losses(b)	—	(2)	—	(12)
Other	2	—	1	—

Other income (expense), net	$11	$—	$10	$(3)

(a)	See Note 3 to the accompanying consolidated financial statements for a discussion of the Company’s accounting for its equity award reimbursement obligation to Time Warner Inc. (“Time Warner”).
(b)	Other investment losses in 2012 represents an impairment of the Company’s investment in Canoe Ventures LLC, an equity-method investee.

Income tax provision.    For the three months ended June 30, 2013 and 2012, the Company recorded income tax provisions of $319 million and $290 million, respectively. For the six months ended June 30, 2013 and 2012, the Company recorded income tax provisions of $579 million and $541 million, respectively. The effective tax rates were 39.9% and 39.0% for the three months ended June 30, 2013 and 2012, respectively, and 39.6% and 39.3% for the six months ended June 30, 2013 and 2012, respectively.

On July 23, 2013, North Carolina enacted income tax reform legislation, which, along with other changes, phases in a reduction in North Carolina’s corporate income tax rate over several years. As a result of this legislation, the Company expects to record a decrease in state deferred income tax liabilities (with a corresponding noncash income tax benefit) of approximately $25 million to $35 million during the third quarter of 2013.

TIME WARNER CABLE INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS

OF OPERATIONS AND FINANCIAL CONDITION—(Continued)

Net income attributable to TWC shareholders and net income per common share attributable to TWC common shareholders.    Net income attributable to TWC shareholders and net income per common share attributable to TWC common shareholders were as follows (in millions, except per share data):

	Three Months Ended June 30,			Six Months Ended June 30,
	2013	2012	% Change	2013	2012	% Change
Net income attributable to TWC shareholders	$481	$452	6.4%	$882	$834	5.8%

Net income per common share attributable to TWC common shareholders:
Basic	$1.65	$1.44	14.6%	$3.00	$2.65	13.2%

Diluted	$1.64	$1.43	14.7%	$2.98	$2.63	13.3%

Net income attributable to TWC shareholders for the three and six months ended June 30, 2013 increased primarily due to an increase in Operating Income and the change in other income (expense), net, partially offset by an increase in the income tax provision. Net income per common share attributable to TWC common shareholders for the three and six months ended June 30, 2013 benefited from lower average common shares outstanding as a result of share repurchases under the Stock Repurchase Program.

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

In accordance with the Company’s investment policy of diversifying its investments and limiting the amount of its investments in a single entity or fund, the Company may invest its cash and equivalents in a combination of money market and government funds and U.S. Treasury securities, as well as other similar instruments. As of June 30, 2013, nearly all of the Company’s cash and equivalents was invested in money market funds and income earning bank deposits, including certificates of deposit. Additionally, as of June 30, 2013, the Company held short-term investments in U.S. Treasury securities.

TWC’s unused committed financial capacity was $6.633 billion as of June 30, 2013, reflecting $2.623 billion of cash and equivalents, $575 million of short-term investments in U.S. Treasury securities and $3.435 billion of available borrowing capacity under the Revolving Credit Facility.

Current Financial Condition

As of June 30, 2013, the Company had $26.392 billion of debt, $2.623 billion of cash and equivalents, $575 million of short-term investments in U.S. Treasury securities (net debt of $23.194 billion, defined as total debt less cash and equivalents and short-term investments in U.S. Treasury securities), $300 million of mandatorily redeemable non-voting Series A Preferred Equity Membership Units (the “TW NY Cable Preferred Membership Units”) issued by a subsidiary of TWC, Time Warner NY Cable LLC (“TW NY Cable”), and $6.708 billion of total TWC shareholders’ equity. As of December 31, 2012, the Company had $26.689 billion of debt, $3.304 billion of cash and equivalents, $150 million of short-term investments in U.S. Treasury securities (net debt of $23.235 billion), $300 million of TW NY Cable Preferred Membership Units and $7.279 billion of total TWC shareholders’ equity.

TIME WARNER CABLE INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS

OF OPERATIONS AND FINANCIAL CONDITION—(Continued)

The following table shows the significant items contributing to the change in net debt from December 31, 2012 to June 30, 2013 (in millions):

Balance as of December 31, 2012	$23,235
Cash provided by operating activities	(2,945)
Capital expenditures	1,597
Repurchases of common stock	1,304
Dividends paid	386
Decrease in the fair value of debt subject to interest rate swaps(a)	(173)
Impact of the change in exchange rates on foreign currency denominated debt(b)	(133)
All other, net	(77)

Balance as of June 30, 2013	$23,194

(a)

The decrease in the fair value of debt subject to interest rate swaps is equal to the net decrease in the fair value of the underlying swaps, which are separately recorded on a gross basis as assets and liabilities in the accompanying consolidated balance sheet. See Note 3 to the accompanying consolidated financial statements for a discussion of the Company’s accounting for its interest rate swaps.

(b)

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

On July 1, 2013, TWC’s 6.200% senior notes due 2013 matured and all $1.500 billion in aggregate principal amount was repaid.

On July 25, 2013, the Company’s Board of Directors declared a quarterly cash dividend of $0.65 per share of TWC common stock, payable in cash on September 16, 2013 to stockholders of record at the close of business on August 30, 2013.

From the inception of the Stock Repurchase Program in the fourth quarter of 2010 through July 30, 2013, the Company repurchased 82.8 million shares of TWC common stock for $6.505 billion and, as of July 30, 2013, the Company had $3.962 billion remaining under the Stock Repurchase Program.

On August 1, 2013, all of the TW NY Cable Preferred Membership Units are subject to mandatory redemption by TW NY Cable for an aggregate redemption price of $300 million.

Cash Flows

Cash and equivalents decreased $681 million and $1.951 billion for the six months ended June 30, 2013 and 2012, respectively. Components of these changes are discussed below in more detail.

Operating Activities

Details of cash provided by operating activities are as follows (in millions):

	Six Months Ended June 30,
	2013	2012
OIBDA	$3,891	$3,818
Noncash equity-based compensation	74	78
Net interest payments(a)	(802)	(846)
Net income tax payments(b)	(190)	(77)
All other, net, including working capital changes	(28)	(53)

Cash provided by operating activities	$2,945	$2,920

(a)	Amounts include interest income received (including amounts received under interest rate swap contracts) of $78 million and $84 million for the six months ended June 30, 2013 and 2012, respectively.
(b)	Amounts include income tax refunds received of $1 million and $9 million for the six months ended June 30, 2013 and 2012, respectively.

TIME WARNER CABLE INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS

OF OPERATIONS AND FINANCIAL CONDITION—(Continued)

Cash provided by operating activities increased from $2.920 billion for the six months ended June 30, 2012 to $2.945 billion for the six months ended June 30, 2013. This increase was primarily related to an increase in OIBDA and decreases in net interest payments and working capital requirements, partially offset by increases in net income tax payments.

On January 2, 2013, the American Taxpayer Relief Act of 2012 was enacted, which provides for the extension of 2012 bonus depreciation deductions of 50% of the cost of the Company’s qualified capital expenditures for 2013. This extension largely offsets the Company’s expected increase in net income tax payments in 2013 from the reversal of bonus depreciation benefits recorded in prior years. As discussed in the 2012 Form 10-K, net income tax payments in 2012 benefited from a number of deductions that will not recur in 2013 (including, for the six months ended June 30, 2012, certain Insight-related items) and, as a result, the Company expects that net income tax payments in 2013 will increase compared to 2012.

Net interest payments for the six months ended June 30, 2013 decreased primarily as a result of the maturities of TWC’s 5.400% senior notes due July 2012 ($1.5 billion in aggregate principal amount), Time Warner Cable Enterprises LLC’s (“TWCE”) 8.875% senior notes due October 2012 ($350 million in aggregate principal amount) and Time Warner Entertainment Company, L.P.’s (“TWE”), a subsidiary of the Company at the maturity date, 10.150% senior notes due May 2012 ($250 million in aggregate principal amount), partially offset by interest payments related to TWC’s 4.500% senior unsecured debentures due 2042 ($1.25 billion in aggregate principal amount) issued in August 2012.

The Company was not required to make any cash contributions to its qualified defined benefit pension plans (the “qualified pension plans”) during the six months ended June 30, 2013, but may make discretionary cash contributions to the qualified pension plans during the remainder of 2013. Such contributions will be dependent on a variety of factors, including current and expected interest rates, asset performance, the funded status of the qualified pension plans and management’s judgment. As of June 30, 2013, the qualified pension plans were estimated to be overfunded by $326 million.

Investing Activities

Details of cash used by investing activities are as follows (in millions):

	Six Months Ended June 30,
	2013	2012
Capital expenditures	$(1,597)	$(1,418)
Business acquisitions, net of cash acquired:
Insight	—	(1,335)
All other	—	(1)
Purchases of investments:
Short-term investments in U.S. Treasury securities	(575)	—
Loan to Sterling Entertainment Enterprises, LLC(a)	—	(40)
All other	(6)	(17)
Return of capital from investees	7	—
Proceeds from sale, maturity and collection of investments	151	—
Acquisition of intangible assets	(20)	(16)
Other investing activities	13	12

Cash used by investing activities	$(2,027)	$(2,815)

(a)

Amount represents a loan made to Sterling Entertainment Enterprises, LLC (doing business as SportsNet New York), an equity-method investee, in the first quarter of 2012 that was repaid during the fourth quarter of 2012.

Cash used by investing activities decreased from $2.815 billion for the six months ended June 30, 2012 to $2.027 billion for the six months ended June 30, 2013, principally due to the 2012 acquisition of Insight, partially offset by the 2013 short-term investments in U.S. Treasury securities (net of maturities) and an increase in capital expenditures.

TIME WARNER CABLE INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS

OF OPERATIONS AND FINANCIAL CONDITION—(Continued)

TWC’s capital expenditures by major category were as follows (in millions):

	Six Months Ended June 30,
	2013	2012
Customer premise equipment(a)	$572	$526
Scalable infrastructure(b)	421	350
Line extensions(c)	253	168
Upgrades/rebuilds(d)	53	42
Support capital(e)	298	332

Total capital expenditures	$1,597	$1,418

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

(e)

Amounts represent all other capital purchases required to run day-to-day operations. These costs typically include vehicles, land and buildings, computer hardware/software, office equipment, furniture and fixtures, tools and test equipment. Amounts include capitalized software costs of $164 million and $142 million for the six months ended June 30, 2013 and 2012, respectively.

The Company expects capital expenditures to be approximately $3.2 billion in 2013.

Financing Activities

Details of cash used by financing activities are as follows (in millions):

	Six Months Ended June 30,
	2013	2012
Proceeds from issuance of long-term debt	$—	$1,015
Repayments of long-term debt	—	(250)
Repayments of long-term debt assumed in acquisitions	—	(1,730)
Debt issuance costs	—	(13)
Repurchases of common stock	(1,304)	(787)
Dividends paid	(386)	(356)
Proceeds from exercise of stock options	88	93
Excess tax benefit from equity-based compensation	66	60
Taxes paid in cash in lieu of shares issued for equity-based compensation	(55)	(41)
Other financing activities	(8)	(47)

Cash used by financing activities	$(1,599)	$(2,056)

Cash used by financing activities was $1.599 billion for the six months ended June 30, 2013 compared to $2.056 billion for the six months ended June 30, 2012. Cash used by financing activities for the six months ended June 30, 2013 primarily consisted of repurchases of TWC common stock and the payment of quarterly cash dividends. Cash used by financing activities for the six months ended June 30, 2012 primarily consisted of the repayment of Insight’s senior credit facility and senior notes, repurchases of TWC common stock, the payment of quarterly cash dividends and the repayment of TWE’s 10.150% senior notes due May 2012, partially offset by the net proceeds of the public debt issuance in June 2012.

TIME WARNER CABLE INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS

OF OPERATIONS AND FINANCIAL CONDITION—(Continued)

Outstanding Debt and Mandatorily Redeemable Preferred Equity and Available Financial Capacity

Debt and mandatorily redeemable preferred equity as of June 30, 2013 and December 31, 2012 were as follows:

			Outstanding Balance as of
	Maturity	Interest Rate	June 30, 2013	December 31, 2012
			(in millions)
TWC notes and debentures(a)	2013-2042	5.693%(b)	$24,296	$24,594
TWCE debentures(c)	2023-2033	7.873%(b)	2,067	2,070
Revolving credit facility(d)	2017		—	—
Commercial paper program	2017		—	—
Capital leases	2016-2032		29	25

Total debt(e)			26,392	26,689
TW NY Cable Preferred Membership Units(e)	2013	8.210%	300	300

Total debt and mandatorily redeemable preferred equity			$26,692	$26,989

(a)

Outstanding balance amounts of the TWC notes and debentures as of June 30, 2013 and December 31, 2012 each include £1.266 billion of senior unsecured notes valued at $1.926 billion and $2.058 billion, respectively, using the exchange rates at each date.

(b)	Rate represents a weighted-average effective interest rate as of June 30, 2013 and, for the TWC notes and debentures, includes the effects of interest rate swaps and cross-currency swaps.
(c)

Outstanding balance amounts of the TWCE debentures as of June 30, 2013 and December 31, 2012 include an unamortized fair value adjustment of $67 million and $70 million, respectively, primarily consisting of the fair value adjustment recognized as a result of the 2001 merger of America Online, Inc. (now known as AOL Inc.) and Time Warner Inc. (now known as Historic TW Inc.).

(d)

As of June 30, 2013, the Company had $3.435 billion of available borrowing capacity under the Revolving Credit Facility (which reflects a reduction of $65 million for outstanding letters of credit backed by the Revolving Credit Facility).

(e)

Outstanding balance amounts of total debt as of June 30, 2013 and December 31, 2012 include current maturities of long-term debt of $3.281 billion and $1.518 billion, respectively. Additionally, as of June 30, 2013 and December 31, 2012, the TW NY Cable Preferred Membership Units, which mature on August 1, 2013, are classified as a current liability in the accompanying consolidated balance sheet.

See the 2012 Form 10-K for further details regarding the Company’s outstanding debt and mandatorily redeemable preferred equity and other financing arrangements, including certain information about maturities, covenants and rating triggers related to such debt and financing arrangements. As of June 30, 2013, TWC was in compliance with the leverage ratio covenant of the Revolving Credit Facility, with a ratio of consolidated total debt as of June 30, 2013 to consolidated EBITDA for the twelve months ended June 30, 2013 of approximately 2.9 times. In accordance with the Revolving Credit Facility agreement, consolidated total debt as of June 30, 2013 was calculated as (a) total debt per the accompanying consolidated balance sheet less the TWCE unamortized fair value adjustment (discussed above) and the fair value of debt subject to interest rate swaps, less (b) total cash and short-term investments in U.S. Treasury securities per the accompanying consolidated balance sheet in excess of $25 million. In accordance with the Revolving Credit Facility agreement, consolidated EBITDA for the twelve months ended June 30, 2013 was calculated as OIBDA plus equity-based compensation expense.

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

TIME WARNER CABLE INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS

OF OPERATIONS AND FINANCIAL CONDITION—(Continued)

The following table summarizes the Company’s aggregate contractual obligations outstanding as of June 30, 2013, and the estimated timing and effect that such obligations are expected to have on the Company’s liquidity and cash flows in future periods (in millions):

	2013(a)	2014-2015	2016-2017	Thereafter	Total
Programming and content purchases(b)	$2,318	$7,987	$5,822	$14,392	$30,519
Outstanding debt and mandatorily redeemable preferred equity obligations(c)	1,801	2,254	2,006	20,706	26,767
Interest and dividends(d)	858	3,012	2,858	16,057	22,785
Operating leases(e)	72	267	207	305	851
Voice connectivity(f)	83	2	—	—	85
Data processing services	33	125	88	—	246
High-speed data connectivity(g)	29	48	11	61	149
Other(h)	201	152	24	57	434

Total	$5,395	$13,847	$11,016	$51,578	$81,836

(a)	2013 amounts represent the Company’s contractual obligations for the six months ended December 31, 2013.
(b)

Programming and content purchases represent contracts that the Company has with cable television networks and broadcast stations to provide programming services to its subscribers. The amounts included above represent estimates of the future programming costs for these contract requirements and commitments based on subscriber numbers and tier placement as of June 30, 2013 applied to the per-subscriber rates contained in these contracts. Actual amounts due under such contracts may differ from the amounts above based on the actual subscriber numbers and tier placements. These amounts also include programming rights negotiated directly with content owners for distribution on TWC-owned channels or networks.

(c)

Outstanding debt and mandatorily redeemable preferred equity obligations represent principal amounts due on outstanding debt obligations and the TW NY Cable Preferred Membership Units as of June 30, 2013. Amounts do not include any fair value adjustments, bond premiums, discounts, interest rate derivatives, interest payments or dividends.

(d)

Amounts are based on the outstanding debt and TW NY Cable Preferred Membership Units balances, respective interest or dividend rates and maturity schedule of the respective instruments as of June 30, 2013. Interest ultimately paid on these obligations may differ based on any potential future refinancings entered into by the Company.

(e)	The Company has lease obligations under various operating leases including minimum lease obligations for real estate and operating equipment.
(f)

Voice connectivity obligations relate to transport, switching and interconnection services, primarily provided by Sprint, that allow for the origination and termination of local and long-distance telephony traffic. These expenses also include related technical support services. As discussed in “Results of Operations—Three and Six Months Ended June 30, 2013 Compared to Three and Six Months Ended June 30, 2012—Cost of Revenue,” the Company is in an ongoing process of replacing Sprint as the provider of transport, switching and interconnection services. There is generally no obligation to purchase these services if the Company is not providing voice service. The amounts included above are estimated based on the number of voice subscribers as of June 30, 2013 and the per-subscriber contractual rates contained in the contracts that were in effect as of June 30, 2013 and also reflect the replacement of Sprint, which is expected to be completed in the first quarter of 2014.

(g)	High-speed data connectivity obligations are based on the contractual terms for bandwidth circuits that were in use as of June 30, 2013.
(h)

Other contractual obligations does not include the Company’s reserve for uncertain tax positions and related accrued interest and penalties, which as of June 30, 2013 totaled $106 million, as the specific timing of any cash payments relating to this obligation cannot be projected with reasonable certainty.

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

Changes in Internal Control Over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

TIME WARNER CABLE INC.

CONSOLIDATED BALANCE SHEET

(Unaudited)

	June 30, 2013	December 31, 2012
	(in millions)
ASSETS
Current assets:
Cash and equivalents	$2,623	$3,304
Short-term investments in U.S. Treasury securities	575	150
Receivables, less allowances of $96 million and $65 million as of June 30, 2013 and December 31, 2012, respectively	858	883
Deferred income tax assets	317	317
Other current assets	237	223

Total current assets	4,610	4,877
Investments	84	87
Property, plant and equipment, net	14,690	14,742
Intangible assets subject to amortization, net	597	641
Intangible assets not subject to amortization	26,012	26,011
Goodwill	2,885	2,889
Other assets	350	562

Total assets	$49,228	$49,809

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$521	$647
Deferred revenue and subscriber-related liabilities	196	183
Accrued programming expense	887	872
Current maturities of long-term debt	3,281	1,518
Mandatorily redeemable preferred equity issued by a subsidiary	300	300
Other current liabilities	1,821	1,805

Total current liabilities	7,006	5,325
Long-term debt	23,111	25,171
Deferred income tax liabilities, net	11,538	11,280
Other liabilities	861	750
Commitments and contingencies (Note 9)
TWC shareholders’ equity:
Common stock, $0.01 par value, 287.2 million and 297.7 million shares issued and outstanding as of June 30, 2013 and December 31, 2012, respectively	3	3
Additional paid-in capital	7,266	7,576
Retained earnings	42	363
Accumulated other comprehensive loss, net	(603)	(663)

Total TWC shareholders’ equity	6,708	7,279
Noncontrolling interests	4	4

Total equity	6,712	7,283

Total liabilities and equity	$49,228	$49,809

See accompanying notes.

TIME WARNER CABLE INC.

CONSOLIDATED STATEMENT OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(in millions, except per share data)
Revenue	$5,550	$5,404	$11,025	$10,538
Costs and expenses:
Cost of revenue(a)	2,566	2,474	5,200	4,878
Selling, general and administrative(a)	947	919	1,876	1,776
Depreciation	792	817	1,581	1,588
Amortization	31	33	63	48
Merger-related and restructuring costs	27	21	58	66

Total costs and expenses	4,363	4,264	8,778	8,356

Operating Income	1,187	1,140	2,247	2,182
Interest expense, net	(398)	(397)	(796)	(802)
Other income (expense), net	11	—	10	(3)

Income before income taxes	800	743	1,461	1,377
Income tax provision	(319)	(290)	(579)	(541)

Net income	481	453	882	836
Less: Net income attributable to noncontrolling interests	—	(1)	—	(2)

Net income attributable to TWC shareholders	$481	$452	$882	$834

Net income per common share attributable to TWC common shareholders:
Basic	$1.65	$1.44	$3.00	$2.65

Diluted	$1.64	$1.43	$2.98	$2.63

Average common shares outstanding:
Basic	289.6	311.1	292.4	312.5

Diluted	293.3	315.3	296.3	317.1

Cash dividends declared per share of common stock	$0.65	$0.56	$1.30	$1.12

(a)	Cost of revenue and selling, general and administrative expenses exclude depreciation.

See accompanying notes.

TIME WARNER CABLE INC.

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(in millions)
Net income	$481	$453	$882	$836
Change in accumulated unrealized losses on pension benefit obligation, net of tax	34	(7)	46	2
Change in accumulated deferred gains (losses) on cash flow hedges, net of tax	3	(36)	14	(37)

Other comprehensive income (loss)	37	(43)	60	(35)

Comprehensive income	518	410	942	801
Less: Comprehensive income attributable to noncontrolling interests	—	(1)	—	(2)

Comprehensive income attributable to TWC shareholders	$518	$409	$942	$799

See accompanying notes.

TIME WARNER CABLE INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2013	2012
	(in millions)
OPERATING ACTIVITIES
Net income	$882	$836
Adjustments for noncash and nonoperating items:
Depreciation	1,581	1,588
Amortization	63	48
(Income) loss from equity-method investments, net of cash distributions	(9)	3
Deferred income taxes	224	267
Equity-based compensation expense	74	78
Excess tax benefit from equity-based compensation	(66)	(60)
Changes in operating assets and liabilities, net of acquisitions and dispositions:
Receivables	30	14
Accounts payable and other liabilities	138	116
Other changes	28	30

Cash provided by operating activities	2,945	2,920

INVESTING ACTIVITIES
Capital expenditures	(1,597)	(1,418)
Business acquisitions, net of cash acquired	—	(1,336)
Purchases of investments	(581)	(57)
Return of capital from investees	7	—
Proceeds from sale, maturity and collection of investments	151	—
Acquisition of intangible assets	(20)	(16)
Other investing activities	13	12

Cash used by investing activities	(2,027)	(2,815)

FINANCING ACTIVITIES
Proceeds from issuance of long-term debt	—	1,015
Repayments of long-term debt	—	(250)
Repayments of long-term debt assumed in acquisitions	—	(1,730)
Debt issuance costs	—	(13)
Repurchases of common stock	(1,304)	(787)
Dividends paid	(386)	(356)
Proceeds from exercise of stock options	88	93
Excess tax benefit from equity-based compensation	66	60
Taxes paid in cash in lieu of shares issued for equity-based compensation	(55)	(41)
Other financing activities	(8)	(47)

Cash used by financing activities	(1,599)	(2,056)

Decrease in cash and equivalents	(681)	(1,951)
Cash and equivalents at beginning of period	3,304	5,177

Cash and equivalents at end of period	$2,623	$3,226

See accompanying notes.

TIME WARNER CABLE INC.

CONSOLIDATED STATEMENT OF EQUITY

(Unaudited)

	TWC Shareholders’ Equity	Non- controlling Interests	Total Equity
	(in millions)
Balance as of December 31, 2011	$7,530	$7	$7,537
Net income	834	2	836
Change in accumulated unrealized losses on pension benefit obligation, net of income tax provision of $0 million	2	—	2
Change in accumulated deferred gains (losses) on cash flow hedges, net of income tax benefit of $24 million	(37)	—	(37)

Other comprehensive loss	(35)	—	(35)

Comprehensive income	799	2	801
Equity-based compensation expense	78	—	78
Repurchase and retirement of common stock	(793)	—	(793)
Cash dividends declared ($1.12 per common share)	(356)	—	(356)
Shares issued upon exercise of stock options	94	—	94
Taxes paid in lieu of shares issued for equity-based compensation	(41)	—	(41)
Excess tax benefit realized from equity-based compensation	45	—	45
Other changes	1	(1)	—

Balance as of June 30, 2012	$7,357	$8	$7,365

Balance as of December 31, 2012	$7,279	$4	$7,283
Net income	882	—	882
Change in accumulated unrealized losses on pension benefit obligation, net of income tax provision of $28 million	46	—	46
Change in accumulated deferred gains (losses) on cash flow hedges, net of income tax provision of $10 million	14	—	14

Other comprehensive income	60	—	60

Comprehensive income	942	—	942
Equity-based compensation expense	74	—	74
Repurchase and retirement of common stock	(1,298)	—	(1,298)
Cash dividends declared ($1.30 per common share)	(385)	—	(385)
Shares issued upon exercise of stock options	88	—	88
Taxes paid in lieu of shares issued for equity-based compensation	(55)	—	(55)
Excess tax benefit realized from equity-based compensation	66	—	66
Other changes	(3)	—	(3)

Balance as of June 30, 2013	$6,708	$4	$6,712

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

TIME WARNER CABLE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Set forth below is a reconciliation of net income attributable to TWC common shareholders per basic and diluted common share (in millions, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net income attributable to TWC common shareholders	$479	$449	$877	$828
Net income allocated to participating securities(a)	2	3	5	6

Net income attributable to TWC shareholders	$481	$452	$882	$834

Average basic common shares outstanding	289.6	311.1	292.4	312.5
Dilutive effect of nonparticipating equity awards	1.6	1.9	1.7	2.1
Dilutive effect of participating equity awards(a)	2.1	2.3	2.2	2.5

Average diluted common shares outstanding	293.3	315.3	296.3	317.1

Net income per common share attributable to TWC common shareholders:
Basic	$1.65	$1.44	$3.00	$2.65

Diluted	$1.64	$1.43	$2.98	$2.63

(a)	The Company’s restricted stock units granted to employees and non-employee directors are considered participating securities with respect to regular quarterly cash dividends.

Diluted net income per common share attributable to TWC common shareholders for the six months ended June 30, 2012 excludes 2.6 million common shares that may be issued under the Company’s equity-based compensation plan because they do not have a dilutive effect. For the three months ended June 30, 2013 and 2012 and for the six months ended June 30, 2013, antidilutive common shares related to the equity-based compensation plan were insignificant.

3.	DERIVATIVE FINANCIAL INSTRUMENTS

The fair values of assets and liabilities associated with the Company’s derivative financial instruments recorded in the consolidated balance sheet as of June 30, 2013 and December 31, 2012 were as follows (in millions):

	Assets		Liabilities
	June 30, 2013	December 31, 2012	June 30, 2013	December 31, 2012
Interest rate swaps(a)(b)	$166	$295	$45	$1
Cross-currency swaps(a)(c)	53	112	50	—
Equity award reimbursement obligation(d)	—	—	11	19

Total	$219	$407	$106	$20

(a)

The Company’s interest rate swap and cross-currency swap contracts with multiple counterparties are subject to contractual terms that provide for the net settlement of all such contracts with each counterparty through a single payment in the event of default on or termination of any one contract by either party. The fair values of assets and liabilities associated with interest rate swaps and cross-currency swaps are presented on a gross basis in the consolidated balance sheet and are classified as current or noncurrent based on the maturity date of the respective contract.

(b)

Of the total amount of interest rate swap assets recorded as of June 30, 2013 and December 31, 2012, $29 million and $16 million, respectively, is recorded in other current assets in the consolidated balance sheet. The total amount of interest rate swap liabilities recorded as of June 30, 2013 and December 31, 2012 is recorded in other liabilities in the consolidated balance sheet.

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

TIME WARNER CABLE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Fair Value Hedges

The Company uses interest rate swaps to manage interest rate risk by effectively converting fixed-rate debt into variable-rate debt. Under such contracts, the Company is entitled to receive semi-annual interest payments at fixed rates and is required to make semi-annual interest payments at variable rates, without exchange of the underlying principal amount. Such contracts are designated as fair value hedges. The Company recognizes no gain or loss related to its interest rate swaps because the changes in the fair values of such instruments are completely offset by the changes in the fair values of the hedged fixed-rate debt. The following table summarizes the terms of the Company’s existing fixed to variable interest rate swaps as of June 30, 2013 and December 31, 2012:

	June 30, 2013	December 31, 2012
Maturities	2013-2019	2013-2018
Notional amount (in millions)	$8,650	$7,750
Weighted-average pay rate (variable based on LIBOR plus variable margins)	4.61%	4.35%
Weighted-average receive rate (fixed)	6.63%	6.43%

The notional amounts of interest rate instruments, as presented in the above table, are used to measure interest to be paid or received and do not represent the amount of exposure to credit loss.

Cash Flow Hedges

The Company uses cross-currency swaps to manage foreign exchange risk related to foreign currency denominated debt by effectively converting foreign currency denominated debt, including annual interest payments and the payment of principal at maturity, to U.S. dollar denominated debt. Such contracts are designated as cash flow hedges. The Company has entered into cross-currency swaps to effectively convert its £1.275 billion aggregate principal amount of fixed-rate British pound sterling denominated debt, including annual interest payments and the payment of principal at maturity, to fixed-rate U.S. dollar denominated debt. The cross-currency swaps have maturities of June 2031 and July 2042. The following table summarizes the deferred gain (loss) activity related to cash flow hedges recognized in accumulated other comprehensive loss, net, during the three and six months ended June 30, 2013 and 2012 (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Deferred gains (losses) recognized:
Cross-currency swaps	$8	$(86)	$(109)	$(60)
Deferred (gains) losses reclassified to income:
Cross-currency swaps(a)	(2)	27	133	(1)

Total net deferred gains (losses) recognized	6	(59)	24	(61)
Income tax (provision) benefit	(3)	23	(10)	24

Total net deferred gains (losses) recognized, net of tax	$3	$(36)	$14	$(37)

(a)

Deferred gains (losses) on cross-currency swaps were reclassified from accumulated other comprehensive loss, net, to other income (expense), net, which offsets the re-measurement gains (losses) recognized in other income (expense), net, on the British pound sterling denominated debt.

Any ineffectiveness related to the Company’s cash flow hedges has been and is expected to be immaterial.

Equity Award Reimbursement Obligation

Prior to 2007, some of TWC’s employees were granted options to purchase shares of Time Warner Inc. (“Time Warner”) common stock in connection with their past employment with subsidiaries and affiliates of Time Warner, including TWC. Upon the exercise of Time Warner stock options held by TWC employees, TWC is obligated to reimburse Time Warner for the excess of the market price of Time Warner common stock on the day of exercise over the option exercise price (the “intrinsic” value of the award). The Company records the equity award reimbursement obligation at fair value in other current liabilities in the consolidated balance sheet, which is estimated using the Black-Scholes model. The change in

TIME WARNER CABLE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

the equity award reimbursement obligation fluctuates primarily with the fair value and expected volatility of Time Warner common stock and changes in fair value are recorded in other income (expense), net, in the period of change. As of June 30, 2013, the weighted-average remaining contractual term of outstanding Time Warner stock options held by TWC employees was 0.67 years. Changes in the fair value of the equity award reimbursement obligation are discussed in Note 4 below.

4.	FAIR VALUE MEASUREMENTS

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The fair values of derivative financial instruments classified as assets and liabilities as of June 30, 2013 and December 31, 2012 were as follows (in millions):

	June 30, 2013			December 31, 2012
	Fair Value	Fair Value Measurements		Fair Value	Fair Value Measurements
		Level 2	Level 3		Level 2	Level 3
Assets:
Interest rate swaps	$166	$166	$—	$295	$295	$—
Cross-currency swaps	53	53	—	112	112	—

Total	$219	$219	$—	$407	$407	$—

Liabilities:
Interest rate swaps	$45	$45	$—	$1	$1	$—
Cross-currency swaps	50	50	—	—	—	—
Equity award reimbursement obligation	11	—	11	19	—	19

Total	$106	$95	$11	$20	$1	$19

The fair value of interest rate swaps, classified as Level 2, utilized a discounted cash flow (“DCF”) analysis based on the terms of the contract and expected forward interest rates, and incorporates the credit risk of the Company and each counterparty. The fair value of cross-currency swaps, classified as Level 2, utilized a DCF analysis based on expected forward interest and exchange rates, and incorporates the credit risk of the Company and each counterparty. The fair value of the equity award reimbursement obligation, classified as Level 3, utilized a Black-Scholes model to determine the estimated weighted-average fair value of Time Warner stock options outstanding, which was $20.75 per option as of June 30, 2013. The weighted-average assumptions used in the Black-Scholes model were as follows: expected volatility of Time Warner common stock of 25.08%, expected term of 0.55 years, risk-free rate of 0.07% and expected dividend yield of 1.99%.

Changes in the fair value of the equity award reimbursement obligation, valued using significant unobservable inputs (Level 3), from January 1 through June 30 are presented below (in millions):

	2013	2012
Balance at beginning of period	$19	$22
(Gains) losses recognized in other income (expense), net	5	(2)
Payments to Time Warner for awards exercised	(13)	(3)

Balance at end of period	$11	$17

Assets Measured at Fair Value on a Nonrecurring Basis

The Company’s assets measured at fair value on a nonrecurring basis include equity-method investments, long-lived assets, indefinite-lived intangible assets and goodwill. The Company reviews the carrying amounts of such assets whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable or at least annually as of July 1 for indefinite-lived intangible assets and goodwill. Any resulting asset impairment would require that the asset be reduced to its fair value.

TIME WARNER CABLE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Fair Value of Other Financial Instruments

The Company’s other financial instruments not measured at fair value on a recurring basis include (a) cash and equivalents, receivables, accounts payable, accrued liabilities and mandatorily redeemable preferred equity, which are reflected at cost in the consolidated balance sheet, and (b) short-term investments in U.S. Treasury securities and long-term debt not subject to fair value hedge accounting, which are reflected at amortized cost in the consolidated balance sheet. With the exception of long-term debt, cost and amortized cost approximates fair value for these instruments due to their short-term nature. The carrying value and related estimated fair value of the Company’s long-term debt, excluding capital leases, was $26.363 billion and $28.219 billion, respectively, as of June 30, 2013 and $26.664 billion and $31.759 billion, respectively, as of December 31, 2012. Estimated fair values for long-term debt have generally been determined by reference to the market value of the instrument as quoted on a national securities exchange or in an over-the-counter market. In cases where a quoted market value is not available, fair value is based on an estimate using a DCF analysis value or other valuation techniques.

5.	TWC SHAREHOLDERS’ EQUITY

Changes in Common Stock

Changes in the Company’s common stock from January 1 through June 30 are presented below (in millions):

	2013	2012
Balance at beginning of period	297.7	315.0
Shares issued under equity-based compensation plan	3.2	3.6
Shares repurchased and retired	(13.7)	(10.4)

Balance at end of period	287.2	308.2

Common Stock Repurchase Program

As of June 30, 2013, the Company had $934 million remaining under its $4.0 billion common stock repurchase program (the “Stock Repurchase Program”). Purchases under the Stock Repurchase Program may be made from time to time on the open market and in privately negotiated transactions. The size and timing of the Company’s purchases under the Stock Repurchase Program are based on a number of factors, including business and market conditions, financial capacity and TWC’s common stock price. For the six months ended June 30, 2013, the Company repurchased 13.7 million shares of TWC common stock for $1.298 billion, including 0.2 million shares repurchased for $26 million that settled in July 2013. On July 25, 2013, the Company’s Board of Directors increased the remaining authorization under the Stock Repurchase Program, which was $775 million as of July 24, 2013, to an aggregate of up to $4.0 billion of TWC common stock effective July 25, 2013.

Accumulated Other Comprehensive Loss, Net

Changes in accumulated other comprehensive loss, net, included in TWC shareholders’ equity from January 1 through June 30 are presented below (in millions):

	2013	2012
Balance at beginning of period	$(663)	$(559)
Other comprehensive loss before reclassifications, net of tax	(42)	(54)
Amounts reclassified from accumulated other comprehensive loss, net of tax	102	19

Other comprehensive income (loss), net of tax	60	(35)

Balance at end of period	$(603)	$(594)

TIME WARNER CABLE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The following table summarizes the changes in the components of accumulated other comprehensive loss, net, (e.g., unrealized losses on pension benefit obligation and deferred gains (losses) on cash flow hedges) included in TWC shareholders’ equity from January 1 through June 30 (in millions):

	2013	2012
Accumulated unrealized losses on pension benefit obligation:
Balance at beginning of period	$(708)	$(541)
Other comprehensive income (loss) before reclassifications, net of tax	23	(18)
Amounts reclassified from accumulated other comprehensive loss, net of tax:
Amortization of actuarial loss(a)	37	30
Income tax benefit	(14)	(10)

Amortization of actuarial loss, net of tax	23	20
Other comprehensive income, net of tax	46	2

Balance at end of period	$(662)	$(539)

Accumulated deferred gains (losses) on cash flow hedges:
Balance at beginning of period	$45	$(18)
Other comprehensive loss before reclassifications, net of tax	(65)	(36)
Amounts reclassified from accumulated other comprehensive loss, net of tax:
Effective portion of (gain) loss on cash flow hedges(b)	133	(1)
Income tax provision (benefit)	(54)	—

Effective portion of (gain) loss on cash flow hedges, net of tax	79	(1)
Other comprehensive income (loss), net of tax	14	(37)

Balance at end of period	$59	$(55)

(a)	Amounts are included in the computation of net periodic benefit costs as discussed further in Note 7.
(b)	Amounts are recorded in other income (expense), net, in the consolidated statement of operations as discussed further in Note 3.

6.	EQUITY-BASED COMPENSATION

TWC is authorized, under the Company’s stock incentive plan (the “2011 Plan”), to grant restricted stock units (“RSUs”) and options to purchase shares of TWC common stock to its employees and non-employee directors. As of June 30, 2013, the 2011 Plan provides for the issuance of up to 20.0 million shares of TWC common stock, of which 12.1 million shares were available for grant.

Equity-based compensation expense recognized for the three and six months ended June 30, 2013 and 2012 was as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Restricted stock units	$22	$17	$50	$49
Stock options	10	8	24	29

Total equity-based compensation expense	$32	$25	$74	$78

Restricted Stock Units

For the six months ended June 30, 2013, TWC granted 1.186 million RSUs at a weighted-average grant date fair value of $86.95 per RSU, including 142,000 RSUs subject to performance-based vesting conditions (“PBUs”) at a weighted-average grant date fair value of $87.31 per PBU. For the six months ended June 30, 2012, TWC granted 1.434 million RSUs at a weighted-average grant date fair value of $77.03 per RSU, including 194,000 PBUs at a weighted-average grant date fair value of $77.04 per PBU. Total unrecognized compensation cost related to unvested RSUs as of June 30, 2013, without taking into account expected forfeitures, was $174 million, which the Company expects to recognize over a weighted-average period of 2.79 years.

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

Stock Options

For the six months ended June 30, 2013, TWC granted 2.493 million stock options at a weighted-average grant date fair value of $15.49 per option, including 302,000 stock options subject to performance-based vesting conditions (“PBOs”) at a weighted-average grant date fair value of $15.57 per PBO. For the six months ended June 30, 2012, TWC granted 3.017 million stock options at a weighted-average grant date fair value of $16.85 per option, including 372,000 PBOs at a weighted-average grant date fair value of $16.85 per PBO. Total unrecognized compensation cost related to unvested stock options as of June 30, 2013, without taking into account expected forfeitures, is $62 million, which the Company expects to recognize over a weighted-average period of 2.75 years.

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

The table below presents the assumptions used to value stock options at their grant date for the six months ended June 30, 2013 and 2012 and reflects the weighted average of all awards granted within each period:

	Six Months Ended June 30,
	2013	2012
Expected volatility	26.14%	30.03%
Expected term to exercise from grant date (in years)	5.94	6.43
Risk-free rate	1.18%	1.35%
Expected dividend yield	2.99%	2.91%

7.	PENSION COSTS

TWC sponsors the Time Warner Cable Pension Plan (the “TWC Pension Plan”) and the Time Warner Cable Union Pension Plan (the “Union Pension Plan” and, together with the TWC Pension Plan, the “qualified pension plans”), both qualified defined benefit pension plans, that together provide pension benefits to a majority of the Company’s employees. TWC also provides a nonqualified defined benefit pension plan for certain employees (the “nonqualified pension plan” and, together with the qualified pension plans, the “pension plans”). Pension benefits are based on formulas that reflect the employees’ years of service and compensation during their employment period. TWC uses a December 31 measurement date for its pension plans. The components of net periodic benefit costs for the three and six months ended June 30, 2013 and 2012 is as follows (in millions):

TIME WARNER CABLE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Service cost	$49	$42	$102	$84
Interest cost	34	32	69	65
Expected return on plan assets	(53)	(44)	(106)	(88)
Amounts amortized	18	16	37	30

Net periodic benefit costs	$48	$46	$102	$91

The Company was not required to make any cash contributions to its qualified pension plans during the six months ended June 30, 2013, but may make discretionary cash contributions to the qualified pension plans during the remainder of 2013. Such contributions will be dependent on a variety of factors, including current and expected interest rates, asset performance, the funded status of the qualified pension plans and management’s judgment. For the nonqualified pension plan, the Company contributed $3 million during the six months ended June 30, 2013 and will continue to make contributions during the remainder of 2013 to the extent benefits are paid.

8.	MERGER-RELATED AND RESTRUCTURING COSTS

Merger-related and restructuring costs for the three and six months ended June 30, 2013 and 2012 consisted of (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Merger-related costs	$5	$8	$7	$43
Restructuring costs	22	13	51	23

Total merger-related and restructuring costs	$27	$21	$58	$66

Merger-related Costs

Through June 30, 2013, the Company incurred merger-related costs of $61 million primarily due to severance costs and legal, professional and other fees incurred in connection with the Insight acquisition and made cash payments of $52 million. Changes in the Company’s accruals for merger-related costs are presented below (in millions):

	Employee Termination Costs	Other Costs	Total
Costs incurred	$22	$32	$54
Cash paid(a)	(15)	(25)	(40)

Remaining liability as of December 31, 2012	7	7	14
Costs incurred	—	7	7
Cash paid	(3)	(9)	(12)

Remaining liability as of June 30, 2013(b)	$4	$5	$9

(a)	Of the total cash paid in 2012, $27 million was paid during the six months ended June 30, 2012.
(b)	The remaining $9 million liability as of June 30, 2013 is classified as a current liability in the consolidated balance sheet.

TIME WARNER CABLE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Restructuring Costs

Through June 30, 2013, the Company incurred restructuring costs to improve operating efficiency of $305 million and made cash payments of $279 million. The Company expects to incur additional restructuring costs during the remainder of 2013 primarily related to employee terminations in connection with initiatives intended to improve operating efficiency. Changes in the Company’s restructuring reserves are presented below (in millions):

	Employee Termination Costs	Other Exit Costs	Total
Remaining liability as of December 31, 2011	$29	$4	$33
Costs incurred	46	15	61
Cash paid(a)	(51)	(16)	(67)

Remaining liability as of December 31, 2012	24	3	27
Costs incurred	42	9	51
Cash paid	(44)	(8)	(52)

Remaining liability as of June 30, 2013(b)	$22	$4	$26

(a)	Of the total cash paid in 2012, $39 million was paid during the six months ended June 30, 2012.
(b)

Of the remaining liability as of June 30, 2013, $24 million is classified as a current liability, with the remaining amount classified as a noncurrent liability in the consolidated balance sheet. Amounts are expected to be paid through March 2016.

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

As of June 30, 2013, the minimum rental commitments under long-term operating leases during the next five years are $72 million for the six months ended December 31, 2013, $140 million in 2014, $127 million in 2015, $118 million in 2016, $89 million in 2017 and $305 million thereafter.

The following table summarizes the Company’s aggregate contractual obligations outstanding as of June 30, 2013 under certain programming and content, voice and high-speed data connectivity and other agreements and the estimated timing and effect that such obligations are expected to have on the Company’s liquidity and cash flows in future periods (in millions):

2013(a)	$2,664
2014-2015	8,314
2016-2017	5,945
Thereafter	14,510

Total	$31,433

(a)	2013 amounts represent the Company’s contractual obligations for the six months ended December 31, 2013.

Programming and content purchases represent contracts that the Company has with cable television networks and broadcast stations to provide programming services to its subscribers. The amounts included above represent estimates of the future programming costs for these contract requirements and commitments based on subscriber numbers and tier placement as of June 30, 2013 applied to the per-subscriber rates contained in these contracts. Actual amounts due under such contracts may differ from the amounts above based on the actual subscriber numbers and tier placements. These amounts also include programming rights negotiated directly with content owners for distribution on TWC-owned channels or networks.

TIME WARNER CABLE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Voice connectivity obligations relate to transport, switching and interconnection services, primarily provided by Sprint Corporation (“Sprint”), that allow for the origination and termination of local and long-distance telephony traffic. These expenses also include related technical support services. The Company is in an ongoing process of replacing Sprint as the provider of transport, switching and interconnection services. There is generally no obligation to purchase these services if the Company is not providing voice service. The amounts included above are estimated based on the number of voice subscribers as of June 30, 2013 and the per-subscriber contractual rates contained in the contracts that were in effect as of June 30, 2013 and also reflect the replacement of Sprint, which is expected to be completed in the first quarter of 2014.

High-speed data connectivity obligations are based on the contractual terms for bandwidth circuits that were in use as of June 30, 2013.

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

On August 9, 2010, the plaintiffs in Michelle Downs and Laurie Jarrett, et al. v. Insight Communications Company, L.P. filed a second amended complaint in a purported class action in the U.S. District Court for the Western District of Kentucky alleging that Insight Communications Company, L.P. (“Insight”) violated Section 1 of the Sherman Antitrust Act by tying the sales of premium cable television services to the leasing of set-top converter boxes, which is similar to the federal claim against the Company in In re: Set-Top Cable Television Box Antitrust Litigation, discussed above. The plaintiffs are seeking, among other things, unspecified treble monetary damages and an injunction to cease such alleged practices. On July 19, 2013, the Company filed a motion for summary judgment, which argued that Insight did not coerce the plaintiffs to lease a set-top converter box, a necessary element of the plaintiffs’ claim. The Company intends to defend against this lawsuit vigorously, but is unable to predict the outcome of this lawsuit or reasonably estimate a range of possible loss.

On August 7, 2009, the plaintiffs in Jessica Fink, et al. v. Time Warner Cable Inc. filed an amended complaint in a purported class action in the U.S. District Court for the Southern District of New York alleging that the Company uses a throttling technique which intentionally delays and/or blocks a user’s high-speed data service. The plaintiffs are seeking unspecified monetary damages, injunctive relief and attorneys’ fees. On December 23, 2011, the district court granted with prejudice the Company’s motion to dismiss the plaintiffs’ second amended complaint, terminating the action. On May 6, 2013, the U.S. Court of Appeals for the Second Circuit affirmed the district court’s dismissal of the plantiffs’ complaint. The time to seek review of this decision by the U.S. Supreme Court has not yet expired. The Company intends to defend against this lawsuit vigorously, but is unable to predict the outcome of this lawsuit or reasonably estimate a range of possible loss.

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

TIME WARNER CABLE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

The Company was a defendant in Motorola Mobility, Inc., et al. v. TiVo Inc. (the “Motorola Mobility Lawsuit”) and TiVo Inc. v. Cisco Systems, Inc. (the “Cisco Lawsuit”). On February 25, 2011, Motorola Mobility, Inc. (“Motorola Mobility”) and General Instrument Corporation, a subsidiary of Motorola Mobility, filed a complaint against TiVo Inc. (“TiVo”) in the U.S. District Court for the Eastern District of Texas, alleging infringement of three Motorola Mobility patents by TiVo digital video recorder (“DVR”) products and requesting a declaration that patents of TiVo are invalid and not infringed by certain Motorola Mobility DVR products. On March 26, 2012, TiVo filed amended counterclaims adding the Company as a defendant to the Motorola Mobility Lawsuit and a new patent claim. On June 29, 2012, TiVo served the Company with infringement contentions alleging infringement by the Company based on its use of Motorola Mobility DVR products and Cisco Systems, Inc. (“Cisco”) DVR products. On July 18, 2012, the court denied the Company’s request to sever and stay TiVo’s claims against the Company relating to the Motorola Mobility DVR products, and it severed TiVo’s claims against the Company relating to the Cisco DVR products from the Motorola Mobility Lawsuit and ordered that the Company be added as a party to the Cisco Lawsuit, brought by TiVo in the U.S. District Court for the Eastern District of Texas. In both the Motorola Mobility Lawsuit and the Cisco Lawsuit, TiVo was seeking, among other things, unspecified monetary damages and a permanent injunction. On July 3, 2013, the parties to both the lawsuits executed a settlement agreement resolving the actions on terms that are not material to the Company.

On December 19, 2011, Sprint Communications Company L.P. filed a complaint in the U.S. District Court for the District of Kansas alleging that the Company infringes 12 patents purportedly relating to Voice over Internet Protocol (“VoIP”) services. The plaintiff is seeking unspecified monetary damages as well as injunctive relief. The Company intends to defend against this lawsuit vigorously, but is unable to predict the outcome of this lawsuit or reasonably estimate a range of possible loss.

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

On June 18, 2012, the Federal Trade Commission (the “FTC”) served the Company with two civil investigative demands (“CIDs”) addressing the Company’s practices and policies relating to the use of credit bureaus. TWC has responded to portions of the CIDs as well as a few supplemental requests from the FTC. On February 12, 2013, TWC received a supplemental CID from the FTC, requesting additional information about how the Company informs customers who, based on a review of their credit scores, are required to pay a deposit or make an advance payment. The Company expects to settle this investigation on terms that are not material to the Company.

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

10.	ADDITIONAL FINANCIAL INFORMATION

Other Current Liabilities

Other current liabilities as of June 30, 2013 and December 31, 2012 consisted of (in millions):

	June 30, 2013	December 31, 2012
Accrued interest	$576	$586
Accrued compensation and benefits	325	384
Accrued insurance	180	169
Accrued sales and other taxes	179	99
Accrued franchise fees	148	168
Other accrued expenses	413	399

Total other current liabilities	$1,821	$1,805

TIME WARNER CABLE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Revenue

Revenue for the three and six months ended June 30, 2013 and 2012 consisted of (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Residential services	$4,632	$4,617	$9,243	$9,050
Business services	565	464	1,102	893
Advertising	260	265	488	476
Other	93	58	192	119

Total revenue	$5,550	$5,404	$11,025	$10,538

Interest Expense, Net

Interest expense, net, for the three and six months ended June 30, 2013 and 2012 consisted of (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Interest expense	$(399)	$(399)	$(799)	$(806)
Interest income	1	2	3	4

Interest expense, net	$(398)	$(397)	$(796)	$(802)

Other Income (Expense), Net

Other income (expense), net, for the three and six months ended June 30, 2013 and 2012 consisted of (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Income from equity-method investments, net	$9	$3	$14	$7
Gain (loss) on equity award reimbursement obligation to Time Warner	—	(1)	(5)	2
Other investment losses(a)	—	(2)	—	(12)
Other	2	—	1	—

Other income (expense), net	$11	$—	$10	$(3)

(a)

Other investment losses in 2012 represents an impairment of the Company’s investment in Canoe Ventures LLC (“Canoe”), an equity-method investee engaged in the development of advanced advertising platforms. The impairment was recognized as a result of Canoe’s announcement during the first quarter of 2012 of a restructuring that significantly curtailed its operations.

Related Party Transactions

A summary of TWC’s transactions with related parties (e.g., equity-method investees) for the three and six months ended June 30, 2013 and 2012 is as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Revenue	$3	$3	$4	$5
Cost of revenue	(66)	(66)	(113)	(127)

TIME WARNER CABLE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Supplemental Cash Flow Information

Additional financial information with respect to cash (payments) and receipts for the six months ended June 30, 2013 and 2012 is as follows (in millions):

	Six Months Ended June 30,
	2013	2012
Cash paid for interest	$(880)	$(930)
Interest income received(a)	78	84

Cash paid for interest, net	$(802)	$(846)

Cash paid for income taxes	$(191)	$(86)
Cash refunds of income taxes	1	9

Cash paid for income taxes, net	$(190)	$(77)

(a)	Interest income received includes amounts received under interest rate swap contracts.

The consolidated statement of cash flows for the six months ended June 30, 2013 includes purchases of short-term investments in U.S. Treasury securities of $575 million (included in purchases of investments), which have original maturities of six months, and proceeds from the maturity of short-term investments in U.S. Treasury securities of $150 million (included in proceeds from sale, maturity and collection of investments). As of June 30, 2013 and December 31, 2012, short-term investments in U.S. Treasury securities, classified as held-to-maturity, have amortized costs of $575 million and $150 million, respectively, which approximates fair value.

The consolidated statement of cash flows for the six months ended June 30, 2013 and 2012 does not reflect $26 million and $24 million, respectively, of common stock repurchases that were included in other current liabilities as of June 30, 2013 and 2012, respectively, for which payment was made in July 2013 and 2012, respectively.

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

Basis of Presentation

On September 30, 2012, the Company completed an internal reorganization to simplify its organizational structure. As part of this reorganization, on September 30, 2012, TWE, a 100% owned subsidiary of the Company, merged with and into TWCE, a Delaware limited liability company and an indirect 100% owned subsidiary of the Company, with TWCE as the

TIME WARNER CABLE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

surviving entity. In addition, on September 30, 2012, the Company, TW NY, TWCE, TWC Internet Holdings II, a Delaware limited liability company and an indirect 100% owned subsidiary of the Company, and The Bank of New York Mellon, as trustee, entered into supplemental indentures amending the TWC Indenture and the TWCE Indenture, providing for (i) TWCE’s succession to, and assumption of, all of the rights and obligations of TWE as guarantor under the TWC Indenture and as issuer under the TWCE Indenture and (ii) the addition of TWC Internet Holdings II as a guarantor under the TWC Indenture and TWCE Indenture and its assumption of all of the rights and obligations of a guarantor thereunder. As a result of this internal reorganization, the presentation of the condensed consolidating results of operations (including comprehensive income) for the three and six months ended June 30, 2012 and cash flows for the six months ended June 30, 2012 has been recast to reflect TW NY, TWCE and TWC Internet Holdings II as subsidiary guarantors of debt securities issued by the Parent Company.

In presenting the condensed consolidating financial statements, the equity method of accounting has been applied to (i) the Parent Company’s interests in the Guarantor Subsidiaries and the Non-Guarantor Subsidiaries, (ii) the Guarantor Subsidiaries’ interests in the Non-Guarantor Subsidiaries and (iii) the Non-Guarantor Subsidiaries interests in the Guarantor Subsidiaries, where applicable, even though all such subsidiaries meet the requirements to be consolidated under GAAP. All intercompany balances and transactions between the Parent Company, the Guarantor Subsidiaries and the Non-Guarantor Subsidiaries have been eliminated, as shown in the column “Eliminations.” All assets and liabilities have been allocated to the Parent Company, the Guarantor Subsidiaries and the Non-Guarantor Subsidiaries generally based on legal entity ownership. Certain administrative costs have been allocated to the Parent Company, the Guarantor Subsidiaries and the Non-Guarantor Subsidiaries based on revenue recorded at the respective entity. A portion of the interest expense incurred by the Parent Company and the Guarantor Subsidiaries has been allocated to the Non-Guarantor Subsidiaries based on revenue recorded at the respective entity. The income tax provision has been presented based on each subsidiary’s legal entity activity including income tax benefits related to allocated administrative costs and interest expense. Deferred income taxes have been presented based upon the temporary differences between the carrying amounts of the respective assets and liabilities of the applicable entities.

TIME WARNER CABLE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The Company’s condensed consolidating financial information as of June 30, 2013 and December 31, 2012 and for the three and six months ended June 30, 2013 and 2012 is as follows (in millions):

Condensed Consolidating Balance Sheet as of June 30, 2013

	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	TWC Consolidated
ASSETS
Current assets:
Cash and equivalents	$2,428	$—	$195	$—	$2,623
Short-term investments in U.S. Treasury securities	575	—	—	—	575
Receivables, net	55	—	803	—	858
Receivables from affiliated parties	126	—	28	(154)	—
Deferred income tax assets	5	4	308	—	317
Other current assets	46	3	188	—	237

Total current assets	3,235	7	1,522	(154)	4,610
Investments in and amounts due from consolidated subsidiaries	41,638	33,136	6,095	(80,869)	—
Investments	16	55	13	—	84
Property, plant and equipment, net	—	32	14,658	—	14,690
Intangible assets subject to amortization, net	—	8	589	—	597
Intangible assets not subject to amortization	—	—	26,012	—	26,012
Goodwill	—	—	2,885	—	2,885
Other assets	339	—	46	(35)	350

Total assets	$45,228	$33,238	$51,820	$(81,058)	$49,228

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$1	$—	$520	$—	$521
Deferred revenue and subscriber-related liabilities	—	—	196	—	196
Payables to affiliated parties	28	—	126	(154)	—
Accrued programming expense	—	—	887	—	887
Current maturities of long-term debt	3,279	—	2	—	3,281
Mandatorily redeemable preferred equity	—	—	300	—	300
Other current liabilities	683	66	1,072	—	1,821

Total current liabilities	3,991	66	3,103	(154)	7,006
Long-term debt	21,017	2,067	27	—	23,111
Deferred income tax liabilities, net	—	268	11,305	(35)	11,538
Long-term payables to affiliated parties	7,641	—	8,702	(16,343)	—
Other liabilities	397	3	461	—	861
TWC shareholders’ equity:
Due to (from) TWC and subsidiaries	5,474	204	(5,678)	—	—
Other TWC shareholders’ equity	6,708	30,630	33,896	(64,526)	6,708

Total TWC shareholders’ equity	12,182	30,834	28,218	(64,526)	6,708
Noncontrolling interests	—	—	4	—	4

Total equity	12,182	30,834	28,222	(64,526)	6,712

Total liabilities and equity	$45,228	$33,238	$51,820	$(81,058)	$49,228

TIME WARNER CABLE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Condensed Consolidating Balance Sheet as of December 31, 2012

	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	TWC Consolidated
ASSETS
Current assets:
Cash and equivalents	$2,174	$—	$1,130	$—	$3,304
Short-term investments in U.S. Treasury securities	150	—	—	—	150
Receivables, net	49	—	834	—	883
Receivables from affiliated parties	35	—	29	(64)	—
Deferred income tax assets	5	4	308	—	317
Other current assets	54	—	169	—	223

Total current assets	2,467	4	2,470	(64)	4,877
Investments in and amounts due from consolidated subsidiaries	40,656	32,103	6,161	(78,920)	—
Investments	17	58	12	—	87
Property, plant and equipment, net	—	33	14,709	—	14,742
Intangible assets subject to amortization, net	—	10	631	—	641
Intangible assets not subject to amortization	—	—	26,011	—	26,011
Goodwill	—	—	2,889	—	2,889
Other assets	580	—	53	(71)	562

Total assets	$43,720	$32,208	$52,936	$(79,055)	$49,809

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$1	$—	$646	$—	$647
Deferred revenue and subscriber-related liabilities	—	—	183	—	183
Payables to affiliated parties	29	—	35	(64)	—
Accrued programming expense	—	—	872	—	872
Current maturities of long-term debt	1,516	—	2	—	1,518
Mandatorily redeemable preferred equity	—	—	300	—	300
Other current liabilities	631	61	1,113	—	1,805

Total current liabilities	2,177	61	3,151	(64)	5,325
Long-term debt	23,078	2,070	23	—	25,171
Deferred income tax liabilities, net	—	267	11,084	(71)	11,280
Long-term payables to affiliated parties	7,641	—	8,702	(16,343)	—
Other liabilities	275	3	472	—	750
TWC shareholders’ equity:
Due to (from) TWC and subsidiaries	3,270	120	(3,390)	—	—
Other TWC shareholders’ equity	7,279	29,687	32,890	(62,577)	7,279

Total TWC shareholders’ equity	10,549	29,807	29,500	(62,577)	7,279
Noncontrolling interests	—	—	4	—	4

Total equity	10,549	29,807	29,504	(62,577)	7,283

Total liabilities and equity	$43,720	$32,208	$52,936	$(79,055)	$49,809

TIME WARNER CABLE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Condensed Consolidating Statement of Operations for the Three Months Ended June 30, 2013

	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	TWC Consolidated
Revenue	$—	$—	$5,550	$—	$5,550

Cost of revenue	—	—	2,566	—	2,566
Selling, general and administrative	—	—	947	—	947
Depreciation	—	—	792	—	792
Amortization	—	—	31	—	31
Merger-related and restructuring costs	—	—	27	—	27

Total costs and expenses	—	—	4,363	—	4,363

Operating Income	—	—	1,187	—	1,187
Equity in pretax income of consolidated subsidiaries	850	794	3	(1,647)	—
Interest expense, net	(50)	(1)	(347)	—	(398)
Other income, net	—	6	5	—	11

Income before income taxes	800	799	848	(1,647)	800
Income tax provision	(319)	(316)	(293)	609	(319)

Net income	481	483	555	(1,038)	481
Less: Net income attributable to noncontrolling interests	—	—	—	—	—

Net income attributable to TWC shareholders	$481	$483	$555	$(1,038)	$481

Condensed Consolidating Statement of Comprehensive Income for the Three Months Ended June 30, 2013

	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	TWC Consolidated
Net income	$481	$483	$555	$(1,038)	$481
Change in accumulated unrealized losses on pension benefit obligation, net of tax	34	—	—	—	34
Change in accumulated deferred gains (losses) on cash flow hedges, net of tax	3	—	—	—	3

Other comprehensive income	37	—	—	—	37

Comprehensive income	518	483	555	(1,038)	518
Less: Comprehensive income attributable to noncontrolling interests	—	—	—	—	—

Comprehensive income attributable to TWC shareholders	$518	$483	$555	$(1,038)	$518

TIME WARNER CABLE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Condensed Consolidating Statement of Operations for the Three Months Ended June 30, 2012

(recast)

	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	TWC Consolidated
Revenue	$—	$—	$5,404	$—	$5,404

Cost of revenue	—	—	2,474	—	2,474
Selling, general and administrative	—	—	919	—	919
Depreciation	—	—	817	—	817
Amortization	—	—	33	—	33
Merger-related and restructuring costs	4	—	17	—	21

Total costs and expenses	4	—	4,260	—	4,264

Operating Income (Loss)	(4)	—	1,144	—	1,140
Equity in pretax income (loss) of consolidated subsidiaries	823	862	(31)	(1,654)	—
Interest expense, net	(78)	(48)	(271)	—	(397)
Other income (expense), net	—	(2)	2	—	—

Income before income taxes	741	812	844	(1,654)	743
Income tax provision	(289)	(317)	(299)	615	(290)

Net income	452	495	545	(1,039)	453
Less: Net income attributable to noncontrolling interests	—	—	(1)	—	(1)

Net income attributable to TWC shareholders	$452	$495	$544	$(1,039)	$452

Condensed Consolidating Statement of Comprehensive Income for the Three Months Ended June 30, 2012

(recast)

	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	TWC Consolidated
Net income	$452	$495	$545	$(1,039)	$453
Change in accumulated unrealized losses on pension benefit obligation, net of tax	(7)	—	—	—	(7)
Change in accumulated deferred gains (losses) on cash flow hedges, net of tax	(36)	—	—	—	(36)

Other comprehensive loss	(43)	—	—	—	(43)

Comprehensive income	409	495	545	(1,039)	410
Less: Comprehensive income attributable to noncontrolling interests	—	—	(1)	—	(1)

Comprehensive income attributable to TWC shareholders	$409	$495	$544	$(1,039)	$409

TIME WARNER CABLE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Condensed Consolidating Statement of Operations for the Six Months Ended June 30, 2013

	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	TWC Consolidated
Revenue	$—	$—	$11,025	$—	$11,025

Cost of revenue	—	—	5,200	—	5,200
Selling, general and administrative	—	—	1,876	—	1,876
Depreciation	—	—	1,581	—	1,581
Amortization	—	—	63	—	63
Merger-related and restructuring costs	—	—	58	—	58

Total costs and expenses	—	—	8,778	—	8,778

Operating Income	—	—	2,247	—	2,247
Equity in pretax income of consolidated subsidiaries	1,590	1,525	1	(3,116)	—
Interest expense, net	(130)	(1)	(665)	—	(796)
Other income, net	1	3	6	—	10

Income before income taxes	1,461	1,527	1,589	(3,116)	1,461
Income tax provision	(579)	(602)	(552)	1,154	(579)

Net income	882	925	1,037	(1,962)	882
Less: Net income attributable to noncontrolling interests	—	—	—	—	—

Net income attributable to TWC shareholders	$882	$925	$1,037	$(1,962)	$882

Condensed Consolidating Statement of Comprehensive Income for the Six Months Ended June 30, 2013

	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	TWC Consolidated
Net income	$882	$925	$1,037	$(1,962)	$882
Change in accumulated unrealized losses on pension benefit obligation, net of tax	46	—	—	—	46
Change in accumulated deferred gains (losses) on cash flow hedges, net of tax	14	—	—	—	14

Other comprehensive income	60	—	—	—	60

Comprehensive income	942	925	1,037	(1,962)	942
Less: Comprehensive income attributable to noncontrolling interests	—	—	—	—	—

Comprehensive income attributable to TWC shareholders	$942	$925	$1,037	$(1,962)	$942

TIME WARNER CABLE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Condensed Consolidating Statement of Operations for the Six Months Ended June 30, 2012

(recast)

	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	TWC Consolidated
Revenue	$—	$—	$10,538	$—	$10,538

Cost of revenue	—	—	4,878	—	4,878
Selling, general and administrative	—	—	1,776	—	1,776
Depreciation	—	—	1,588	—	1,588
Amortization	—	—	48	—	48
Merger-related and restructuring costs	22	—	44	—	66

Total costs and expenses	22	—	8,334	—	8,356

Operating Income (Loss)	(22)	—	2,204	—	2,182
Equity in pretax income (loss) of consolidated subsidiaries	1,559	1,671	(69)	(3,161)	—
Interest expense, net	(163)	(99)	(540)	—	(802)
Other income (expense), net	—	(15)	12	—	(3)

Income before income taxes	1,374	1,557	1,607	(3,161)	1,377
Income tax provision	(540)	(612)	(571)	1,182	(541)

Net income	834	945	1,036	(1,979)	836
Less: Net income attributable to noncontrolling interests	—	—	(2)	—	(2)

Net income attributable to TWC shareholders	$834	$945	$1,034	$(1,979)	$834

Condensed Consolidating Statement of Comprehensive Income for the Six Months Ended June 30, 2012

(recast)

	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	TWC Consolidated
Net income	$834	$945	$1,036	$(1,979)	$836
Change in accumulated unrealized losses on pension benefit obligation, net of tax	2	—	—	—	2
Change in accumulated deferred gains (losses) on cash flow hedges, net of tax	(37)	—	—	—	(37)

Other comprehensive loss	(35)	—	—	—	(35)

Comprehensive income	799	945	1,036	(1,979)	801
Less: Comprehensive income attributable to noncontrolling interests	—	—	(2)	—	(2)

Comprehensive income attributable to TWC shareholders	$799	$945	$1,034	$(1,979)	$799

TIME WARNER CABLE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Condensed Consolidating Statement of Cash Flows for the Six Months Ended June 30, 2013

	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	TWC Consolidated
Cash provided (used) by operating activities	$19	$(273)	$3,199	$—	$2,945

INVESTING ACTIVITIES
Capital expenditures	—	—	(1,597)	—	(1,597)
Purchases of investments	(575)	(6)	—	—	(581)
Return of capital from investees	—	7	—	—	7
Proceeds from sale, maturity and collection of investments	151	—	—	—	151
Acquisition of intangible assets	—	—	(20)	—	(20)
Other investing activities	—	—	13	—	13

Cash provided (used) by investing activities	(424)	1	(1,604)	—	(2,027)

FINANCING ACTIVITIES
Repurchases of common stock	(1,304)	—	—	—	(1,304)
Dividends paid	(386)	—	—	—	(386)
Proceeds from exercise of stock options	88	—	—	—	88
Excess tax benefit from equity-based compensation	66	—	—	—	66
Taxes paid in cash in lieu of shares issued for equity-based compensation	—	—	(55)	—	(55)
Net change in investments in and amounts due from consolidated subsidiaries	2,203	272	(2,475)	—	—
Other financing activities	(8)	—	—	—	(8)

Cash provided (used) by financing activities	659	272	(2,530)	—	(1,599)

Increase (decrease) in cash and equivalents	254	—	(935)	—	(681)
Cash and equivalents at beginning of period	2,174	—	1,130	—	3,304

Cash and equivalents at end of period	$2,428	$—	$195	$—	$2,623

TIME WARNER CABLE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Condensed Consolidating Statement of Cash Flows for the Six Months Ended June 30, 2012

(recast)

	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	TWC Consolidated
Cash provided (used) by operating activities	$157	$(291)	$3,054	$—	$2,920

INVESTING ACTIVITIES
Capital expenditures	—	—	(1,418)	—	(1,418)
Business acquisitions, net of cash acquired	(1,346)	—	10	—	(1,336)
Purchases of investments	—	(16)	(41)	—	(57)
Acquisition of intangible assets	—	—	(16)	—	(16)
Distributions from consolidated subsidiaries	—	—	(333)	333	—
Other investing activities	—	—	12	—	12

Cash used by investing activities	(1,346)	(16)	(1,786)	333	(2,815)

FINANCING ACTIVITIES
Short-term borrowings, net	333	—	—	(333)	—
Proceeds from issuance of long-term debt	1,015	—	—	—	1,015
Repayments of long-term debt	—	(250)	—	—	(250)
Repayments of long-term debt assumed in acquisitions	—	—	(1,730)	—	(1,730)
Debt issuance costs	(13)	—	—	—	(13)
Repurchases of common stock	(787)	—	—	—	(787)
Dividends paid	(356)	—	—	—	(356)
Proceeds from exercise of stock options	93	—	—	—	93
Excess tax benefit from equity-based compensation	45	—	15	—	60
Taxes paid in cash in lieu of shares issued for equity-based compensation	—	—	(41)	—	(41)
Net change in investments in and amounts due from consolidated subsidiaries	(1,307)	557	750	—	—
Other financing activities	(16)	—	(31)	—	(47)

Cash provided (used) by financing activities	(993)	307	(1,037)	(333)	(2,056)

Increase (decrease) in cash and equivalents	(2,182)	—	231	—	(1,951)
Cash and equivalents at beginning of period	4,372	—	805	—	5,177

Cash and equivalents at end of period	$2,190	$—	$1,036	$—	$3,226

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

The following table provides information about the Company’s purchases of equity securities registered by the Company pursuant to Section 12 of the Securities Exchange Act of 1934, as amended, during the quarter ended June 30, 2013.

	Total Number of Shares Purchased	Average Price Paid Per Share(a)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(b)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(c)
April 1, 2013 - April 30, 2013	2,573,461	$94.02	2,573,461	$1,330,031,665
May 1, 2013 - May 31, 2013	2,201,425	96.86	2,201,425	1,116,807,105
June 1, 2013 - June 30, 2013	1,848,099	98.88	1,848,099	934,074,481

Total	6,622,985	96.32	6,622,985

(a)	The calculation of the average price paid per share does not give effect to any fees, commissions and other costs associated with the repurchase of such shares.
(b)

In the fourth quarter of 2010, the Company’s Board of Directors authorized a stock repurchase program. On July 25, 2013, the Company’s Board of Directors increased the remaining authorization under the stock repurchase program, which was $775 million as of July 24, 2013, to an aggregate of up to $4.0 billion of TWC common stock effective July 25, 2013. Purchases under the stock repurchase program may be made from time to time on the open market and in privately negotiated transactions. The size and timing of the Company’s purchases will be based on a number of factors, including business and market conditions, financial capacity and TWC’s common stock price.

(c)	This amount does not reflect the fees, commissions and other costs associated with the stock repurchase program.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Pursuant to the Company’s Corporate Governance Policy, Dr. David Chang, a director of the Company, submitted an offer to resign from the Company’s Board of Directors in July 2013 as a result of a significant change in his employment. Dr. Chang’s offer to resign was not accepted by the Company’s Board of Directors.

Item 6. Exhibits.

The exhibits listed on the accompanying Exhibit Index are filed or incorporated by reference as a part of this report and such Exhibit Index is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TIME WARNER CABLE INC.

By:	/s/ Arthur T. Minson, Jr.
	Name:	Arthur T. Minson, Jr.
	Title:	Executive Vice President and
Chief Financial Officer

Date: August 1, 2013

EXHIBIT INDEX

Pursuant to Item 601 of Regulation S-K

Exhibit Number	Description

10.1

Employment Agreement, effective as of May 2, 2013, between Time Warner Cable Inc. and Arthur T. Minson, Jr. (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated April 29, 2013 and filed with the Securities and Exchange Commission (the “SEC”) on April 30, 2013).*

12	Computation of Ratio of Earnings to Fixed Charges and Ratio of Earnings to Combined Fixed Charges and Preferred Dividend Requirements.

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013.

32

Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013.†

101

The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, filed with the SEC on August 1, 2013, formatted in eXtensible Business Reporting Language:

(i) Consolidated Balance Sheet as of June 30, 2013 and December 31, 2012, (ii) Consolidated Statement of Operations for the three and six months ended June 30, 2013 and 2012, (iii) Consolidated Statement of Comprehensive Income for the three and six months ended June 30, 2013 and 2012, (iv) Consolidated Statement of Cash Flows for the six months ended June 30, 2013 and 2012, (v) Consolidated Statement of Equity for the six months ended June 30, 2013 and 2012 and (vi) Notes to Consolidated Financial Statements.

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