Form 10-Q
period 2013-09-30
TIME WARNER CABLE INC.
filed 2013-10-31
CIK 1377013

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013 or

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

Large accelerated filer ☑	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐    No  ☑

Description of Class	Shares Outstanding as of October 29, 2013
Common Stock – $0.01 par value	281,889,889

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

•	Financial statement presentation. This section provides a summary of how the Company’s operations are presented in the accompanying consolidated financial statements.

•	Results of operations. This section provides an analysis of the Company’s results of operations for the three and nine months ended September 30, 2013.

•	Financial condition and liquidity. This section provides an analysis of the Company’s financial condition as of September 30, 2013 and cash flows for the nine months ended September 30, 2013.

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

OVERVIEW

TWC is among the largest providers of video, high-speed data and voice services in the U.S., with technologically advanced, well-clustered cable systems located mainly in five geographic areas – New York State (including New York City), the Carolinas, the Midwest (including Ohio, Kentucky and Wisconsin), Southern California (including Los Angeles) and Texas. As of September 30, 2013, TWC served approximately 15.1 million customers (approximately 14.5 million residential services customers and 606,000 business services customers) who subscribed to one or more of its video, high-speed data and voice services.

TWC offers video, high-speed data and voice services to residential and business services customers over the Company’s broadband cable systems. TWC’s residential services also include security and home management services, and TWC’s business services also include networking and transport services (including cell tower backhaul services) and enterprise-class, cloud-enabled hosting, managed applications and services. During the nine months ended September 30, 2013, TWC generated total revenue of approximately $16.5 billion. Of this total, approximately $13.8 billion and $1.7 billion were from the provision of residential and business services, respectively. TWC also sells advertising to a variety of national, regional and local customers, which resulted in advertising revenue of $741 million during the nine months ended September 30, 2013. Additionally, TWC generated $284 million of revenue from other sources during the nine months ended September 30, 2013.

As of September 30, 2013, TWC had approximately 11.4 million residential video subscribers, 11.1 million residential high-speed data subscribers and 4.8 million residential voice subscribers, as well as 193,000 business video subscribers, 500,000 business high-speed data subscribers and 262,000 business voice subscribers. TWC markets its services separately and in “bundled” packages of multiple services and features. As of September 30, 2013, 60.3% of TWC’s customers subscribed to two or more of its video, high-speed data and voice services, including 26.9% of its customers who subscribed to all three of these services.

TWC believes it will increase annual residential and business services revenue for 2013 and the foreseeable future thereafter. The increase in business services revenue is expected to be driven by growth in customers, an increasing percentage of customers purchasing more services, as well as higher-priced tiers of service, and price increases. The increase in residential services revenue is anticipated to be primarily from growth in residential high-speed data revenue, which is expected to increase due to growth in

TIME WARNER CABLE INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS

OF OPERATIONS AND FINANCIAL CONDITION—(Continued)

subscribers, an increasing percentage of subscribers purchasing higher-priced tiers of service and increases in prices and equipment rental charges. Future revenue growth rates will depend on the Company’s ability to attract, retain and upsell customers and increase pricing, which can be impacted by competitive factors, the state of the economy and regulation.

TWC faces intense competition for residential services customers from a variety of alternative communications, information and entertainment delivery sources. TWC competes with incumbent local telephone companies and other overbuilders across each of its residential services. Some of these competitors offer a broad range of services with features and functions comparable to those provided by TWC and in bundles similar to those offered by TWC, sometimes including wireless service. Each of TWC’s residential services also faces competition from other companies that provide services on a stand-alone basis. TWC’s residential video service faces competition from direct broadcast satellite services, and increasingly from companies that deliver content to consumers over the Internet. TWC’s residential high-speed data and voice services face competition from wireless Internet and voice providers. TWC’s residential voice service also faces competition from “over-the-top” phone services and other alternatives.

TWC also competes across each of its business high-speed data, networking and voice services with local and long-distance service providers. TWC’s cell tower backhaul service also faces competition from local and long-distance service providers, as well as other carriers, such as metro and regional fiber providers. TWC’s business video service faces competition from direct broadcast satellite providers. TWC also competes with cloud, hosting and related service providers and application service providers.

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

For the nine months ended September 30, 2013, video programming and employee costs represented 34.2% and 34.4%, respectively, of the Company’s total operating expenses. Video programming costs are expected to continue to increase, reflecting rate increases on existing programming services and the carriage of new networks, partially offset by a decline in total video subscribers. TWC expects that its video programming costs as a percentage of video revenue will continue to increase, in part due to the more competitive environment discussed above. Employee costs are also expected to continue to increase as a result of many factors, including higher compensation expenses per employee and headcount, reflecting the Company’s investment in business services, regional sports networks and other areas of growth.

Recent Developments

DukeNet Acquisition

On October 4, 2013, TWC entered into a definitive agreement with Duke Energy Corporation and investment funds managed by Alinda Capital Partners to acquire DukeNet Communications, LLC (“DukeNet”) for $600 million in cash, including the repayment of debt. DukeNet, a regional fiber optic network company, provides data and high-capacity bandwidth services to wireless carrier, data center, government, and enterprise customers in North Carolina and South Carolina, as well as five other states in the Southeast. The transaction, which is subject to various customary closing conditions, including receipt of regulatory approvals, is expected to close in the first quarter of 2014.

Common Stock Repurchase Program

On July 25, 2013, the Company’s Board of Directors increased the remaining authorization under its existing common stock repurchase program (the “Stock Repurchase Program”), which was $775 million as of July 24, 2013, to an aggregate of up to $4.0 billion of TWC common stock effective July 25, 2013. Purchases under the Stock Repurchase Program may be

TIME WARNER CABLE INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS

OF OPERATIONS AND FINANCIAL CONDITION—(Continued)

made from time to time on the open market and in privately negotiated transactions. The size and timing of the Company’s purchases under the Stock Repurchase Program are based on a number of factors, including business and market conditions, financial capacity and TWC’s common stock price. From the inception of the Stock Repurchase Program in the fourth quarter of 2010 through October 29, 2013, the Company repurchased 87.0 million shares of TWC common stock for $6.978 billion, of which $1.968 billion was repurchased during 2013. As of October 29, 2013, the Company had $3.489 billion remaining under the Stock Repurchase Program. Absent any significant events, the Company expects to repurchase at least $2.5 billion of TWC common stock during 2013.

SportsNet LA

In early 2014, the Company expects American Media Productions, LLC (“American Media Productions”) to launch SportsNet LA, a regional sports network owned by American Media Productions that will carry the Los Angeles Dodgers’ baseball games and other sports programming. In accordance with TWC’s long-term affiliation agreement with American Media Productions, TWC will act as the network’s exclusive advertising and affiliate sales agent and will have certain branding and programming rights with respect to the network. In addition, TWC will provide certain production and technical services to American Media Productions.

FINANCIAL STATEMENT PRESENTATION

Revenue

The Company’s revenue consists of residential services, business services, advertising and other revenue.

Residential services.  Residential services revenue consists of revenue from residential video, high-speed data, voice and other services, each discussed below. The Company sells residential video, high-speed data and voice services to subscribers separately and in bundled packages at rates lower than if the subscriber purchases each product on an individual basis. Revenue received from such subscribers is allocated to each product in a pro-rata manner based on the standalone selling price of each of the respective services.

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

Business services.  Business services revenue consists of revenue from business video, high-speed data, voice, wholesale transport and other services, each discussed below. The Company sells business video, high-speed data and voice services to subscribers separately and in bundled packages, and the revenue is allocated to each product as described above under residential services.

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

Advertising.  Advertising revenue is generated through the sale of video and online advertising inventory to local, regional and national advertising customers. The Company derives most of its advertising revenue from the sale of advertising inventory on cable networks owned by third parties. The rights to such advertising inventory are acquired by the Company in connection with its agreements to carry such networks or through contractual agreements to sell advertising inventory on behalf of other video distributors (including, among others, Verizon Communications Inc.’s FiOS and AT&T Inc.’s U-verse). The Company also generates advertising revenue from the sale of inventory on its own local sports, news and lifestyle channels (e.g., Time Warner Cable SportsNet and Time Warner Cable Deportes (collectively, the “LA RSNs,” discussed further below) and NY1 News).

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

Costs and Expenses

Cost of revenue includes the following costs directly associated with the delivery of services to subscribers or the maintenance of the Company’s delivery systems: video programming costs; high-speed data connectivity costs; voice network costs; other service-related expenses, including non-administrative labor; franchise fees; and other related costs. Beginning in the fourth quarter of 2012, cost of revenue also includes direct costs associated with the LA RSNs, including content acquisition costs. Content acquisition costs for the Los Angeles Lakers’ basketball games are recorded as games are exhibited over the applicable season.

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

RESULTS OF OPERATIONS

Three and Nine Months Ended September 30, 2013 Compared to Three and Nine Months Ended September 30, 2012

The following discussion provides an analysis of the Company’s results of operations and should be read in conjunction with the accompanying consolidated statement of operations, as well as the consolidated financial statements and notes thereto and MD&A included in the 2012 Form 10-K.

Revenue. Revenue by major category was as follows (in millions):

	Three Months Ended			Nine Months Ended
	September 30,		%	September 30,		%
	2013	2012	Change	2013(a)	2012	Change(a)
Residential services	$4,579	$4,548	0.7%	$13,822	$13,598	1.6%
Business services	594	493	20.5%	1,696	1,386	22.4%
Advertising	253	264	(4.2%)	741	740	0.1%
Other	92	58	58.6%	284	177	60.5%

Total	$5,518	$5,363	2.9%	$16,543	$15,901	4.0%

(a)

On February 29, 2012, the Company completed its acquisition of Insight Communications Company, Inc. (together with its subsidiaries, “Insight”). As a result, revenue for the nine months ended September 30, 2013 includes two additional months of Insight revenue, as follows (in millions):

Residential services	$165
Business services	12
Advertising	6
Other	—

Total	$183

TIME WARNER CABLE INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS

OF OPERATIONS AND FINANCIAL CONDITION—(Continued)

Selected subscriber-related statistics were as follows (in thousands):

	September 30,
	2013	2012	% Change
Residential services:
Customer relationships(a)	14,469	14,714	(1.7%)
Video(b)	11,414	12,159	(6.1%)
High-speed data(c)	11,050	10,860	1.7%
Voice(d)	4,805	4,990	(3.7%)

Business services:
Customer relationships(a)	606	550	10.2%
Video(b)	193	185	4.3%
High-speed data(c)	500	446	12.1%
Voice(d)	262	212	23.6%

Total:
Single play(e)	5,978	5,936	0.7%
Double play(f)	5,044	5,070	(0.5%)
Triple play(g)	4,053	4,258	(4.8%)

Customer relationships(a)	15,075	15,264	(1.2%)

(a)

Customer relationships represent the number of subscribers who purchase at least one of the Company’s video, high-speed data and voice services. For example, a subscriber who purchases only high-speed data service and no video service will count as one customer relationship, and a subscriber who purchases both video and high-speed data services will also count as only one customer relationship.

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

(d)

Voice subscriber numbers reflect billable subscribers who purchase an IP-based telephony service, as well as, in 2012, a small number of subscribers acquired from Insight who received traditional, circuit-switched telephone service (which was discontinued during the third quarter of 2013). The determination of whether a voice subscriber is categorized as residential or business is generally based upon the type of service provided to that subscriber. For example, if TWC provides a business service, the subscriber is classified as business.

(e)	Single play subscriber numbers reflect customers who subscribe to one of the Company’s video, high-speed data and voice services.
(f)	Double play subscriber numbers reflect customers who subscribe to two of the Company’s video, high-speed data and voice services.
(g)	Triple play subscriber numbers reflect customers who subscribe to all three of the Company’s video, high-speed data and voice services.

Residential services revenue. The major components of residential services revenue were as follows (in millions):

	Three Months Ended			Nine Months Ended
	September 30,		%	September 30,		%
	2013	2012	Change	2013(a)	2012	Change(a)
Residential services:
Video	$2,600	$2,722	(4.5%)	$7,945	$8,230	(3.5%)
High-speed data	1,461	1,279	14.2%	4,291	3,744	14.6%
Voice	498	530	(6.0%)	1,534	1,577	(2.7%)
Other	20	17	17.6%	52	47	10.6%

Total residential services	$4,579	$4,548	0.7%	$13,822	$13,598	1.6%

(a)	Residential services revenue for the nine months ended September 30, 2013 includes two additional months of Insight revenue, as follows (in millions):

Residential services:
Video	$93
High-speed data	47
Voice	24
Other	1

Total residential services	$165

TIME WARNER CABLE INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS

OF OPERATIONS AND FINANCIAL CONDITION—(Continued)

For residential services, average monthly revenue per unit was as follows:

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2013	2012	% Change	2013	2012	% Change

Customer relationship(a)	$105.06	$103.07	1.9%	$105.04	$103.50	1.5%
Video(b)	74.90	74.32	0.8%	74.90	74.84	0.1%
High-speed data(c)	44.07	39.41	11.8%	43.15	39.17	10.2%
Voice(d)	34.06	35.45	(3.9%)	34.44	35.87	(4.0%)

(a)

Average monthly residential revenue per residential customer relationship represents residential services revenue divided by the corresponding average residential customer relationships for the period.

(b)	Average monthly residential video revenue per unit represents residential video revenue divided by the corresponding average residential video subscribers for the period.
(c)	Average monthly residential high-speed data revenue per unit represents residential high-speed data revenue divided by the corresponding average residential high-speed data subscribers for the period.
(d)	Average monthly residential voice revenue per unit represents residential voice revenue divided by the corresponding average residential voice subscribers for the period.

The major components of residential video revenue were as follows (in millions):

	Three Months Ended			Nine Months Ended
	September 30,		%	September 30,		%
	2013	2012	Change	2013(a)	2012	Change(a)
Programming tiers(b)	$1,692	$1,793	(5.6%)	$5,173	$5,409	(4.4%)
Premium networks	183	203	(9.9%)	577	608	(5.1%)
Transactional video-on-demand	70	65	7.7%	202	225	(10.2%)
Video equipment rental and installation charges	359	366	(1.9%)	1,099	1,098	0.1%
DVR service	177	168	5.4%	527	510	3.3%
Franchise and other fees(c)	119	127	(6.3%)	367	380	(3.4%)

Total	$2,600	$2,722	(4.5%)	$7,945	$8,230	(3.5%)

(a)	Residential video revenue for the nine months ended September 30, 2013 includes two additional months of Insight revenue, as follows (in millions):

Programming tiers(b)	$68
Premium networks	5
Transactional video-on-demand	3
Video equipment rental and installation charges	9
DVR service	5
Franchise and other fees(c)	3

Total	$93

(b)

Programming tier revenue includes subscriber fees for the Company’s various tiers or packages of video programming services generally distinguished from one another by the number and type of programming networks they include.

(c)	Franchise and other fees include fees collected on behalf of franchising authorities and the FCC.

The decrease in residential video revenue for the three and nine months ended September 30, 2013 was primarily due to decreases in video subscribers and premium network revenue (which, for the three and nine months ended September 30, 2013, was reduced by approximately $15 million of subscriber credits issued in connection with a temporary blackout of a premium network resulting from a dispute with a programming vendor) and, for the nine months ended September 30, 2013, lower transactional video-on-demand revenue. For both periods, these decreases were partially offset by price increases and a greater percentage of subscribers purchasing higher-priced tiers of service and, for the nine months ended September 30, 2013, two additional months of Insight revenue.

Residential high-speed data revenue for the three and nine months ended September 30, 2013 increased due to growth in average revenue per subscriber and an increase in high-speed data subscribers. The increase in average revenue per subscriber was primarily due to an increase in equipment rental charges and a greater percentage of subscribers purchasing higher-priced tiers of service. Additionally, for the nine months ended September 30, 2013, residential high-speed data revenue benefited from two additional months of Insight revenue.

TIME WARNER CABLE INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS

OF OPERATIONS AND FINANCIAL CONDITION—(Continued)

The decrease in residential voice revenue for the three and nine months ended September 30, 2013 was due to a decline in average revenue per subscriber and fewer voice subscribers. For the nine months ended September 30, 2013, the decrease was partially offset by two additional months of Insight revenue.

The Company expects that residential services revenue in 2013 (which includes two additional months of Insight revenue, as discussed above) will increase compared to 2012, primarily due to growth in residential high-speed data revenue, which is expected to increase as a result of continued growth in average revenue per subscriber and the number of subscribers. The increase in residential high-speed data revenue is expected to be partially offset by a decline in residential video revenue (primarily as a result of a continued decline in residential video subscribers).

Business services revenue. The major components of business services revenue were as follows (in millions):

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2013	2012	% Change	2013	2012	% Change
Business services:
Video	$87	$83	4.8%	$258	$240	7.5%
High-speed data	282	235	20.0%	806	667	20.8%
Voice	110	83	32.5%	308	219	40.6%
Wholesale transport	65	47	38.3%	181	132	37.1%
Other	50	45	11.1%	143	128	11.7%

Total business services	$594	$493	20.5%	$1,696	$1,386	22.4%

Business services revenue for the three and nine months ended September 30, 2013 increased primarily due to growth in high-speed data and voice subscribers, as well as increases in cell tower backhaul revenue of $12 million and $32 million, respectively, and Metro Ethernet revenue of $9 million and $23 million, respectively. Business services revenue for the nine months ended September 30, 2013 also benefited from two additional months of Insight revenue.

Advertising revenue.  Advertising revenue for the three months ended September 30, 2013 decreased primarily due to declines in political advertising revenue. For the nine months ended September 30, 2013, advertising revenue was essentially flat as the declines in political advertising revenue were offset by growth in non-political advertising revenue (primarily associated with advertising inventory sold on behalf of other video distributors) and two additional months of Insight revenue. The Company expects advertising revenue in the fourth quarter of 2013 to decrease compared to the fourth quarter of 2012 due to a significant decline in political advertising revenue.

Other revenue. Other revenue for the three and nine months ended September 30, 2013 increased primarily due to fees from distributors of the LA RSNs.

TIME WARNER CABLE INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS

OF OPERATIONS AND FINANCIAL CONDITION—(Continued)

Cost of revenue. The major components of cost of revenue were as follows (in millions, except per subscriber data):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2013	2012	% Change	2013	2012	% Change
Video programming	$1,203	$1,170	2.8%	$3,621	$3,468	4.4%
Employee(a)	765	725	5.5%	2,261	2,132	6.1%
High-speed data	42	46	(8.7%)	133	139	(4.3%)
Voice	136	151	(9.9%)	442	458	(3.5%)
Video franchise and other fees(b)	124	129	(3.9%)	380	390	(2.6%)
Other direct operating costs(a)	294	278	5.8%	927	790	17.3%

Total	$2,564	$2,499	2.6%	$7,764	$7,377	5.2%

Cost of revenue as a percentage of revenue	46.5%	46.6%		46.9%	46.4%

Average monthly video programming costs per video subscriber	$34.10	$31.45	8.4%	$33.60	$31.07	8.1%

Average monthly voice costs per voice subscriber	$8.83	$9.69	(8.9%)	$9.46	$10.04	(5.8%)

(a)

Employee and other direct operating costs include costs directly associated with the delivery of the Company’s video, high-speed data, voice and other services to subscribers and the maintenance of the Company’s delivery systems.

(b)	Video franchise and other fees include fees collected on behalf of franchising authorities and the FCC.

Cost of revenue for the three and nine months ended September 30, 2013 increased primarily related to increases in video programming, employee and other direct operating costs, partially offset by a decline in voice costs.

The increase in video programming costs for the three and nine months ended September 30, 2013 was primarily due to contractual rate increases and carriage of new networks, partially offset by a decline in video subscribers. Video programming costs were reduced by approximately $10 million and $20 million for the three and nine months ended September 30, 2013, respectively, and by approximately $5 million and $20 million for the three and nine months ended September 30, 2012, respectively, due to changes in cost estimates for programming services primarily resulting from contract negotiations, changes in programming audit reserves and certain contract settlements. Additionally, video programming costs for the nine months ended September 30, 2013 were impacted by two additional months of Insight costs. The Company expects the rate of growth in video programming costs per video subscriber in the fourth quarter of 2013 to increase compared to the rate of growth in the first nine months of the year.

Employee costs for the three and nine months ended September 30, 2013 increased primarily as a result of increased headcount and higher compensation costs per employee. For the three and nine months ended September 30, 2013, employee medical costs increased $3 million and $19 million, respectively. Additionally, employee costs for the nine months ended September 30, 2013 were impacted by two additional months of Insight costs.

Voice costs consist of the direct costs associated with the delivery of voice services, including network connectivity costs. Voice costs for the three and nine months ended September 30, 2013 decreased primarily due to a decrease in delivery costs per subscriber as a result of the ongoing replacement of Sprint Corporation (“Sprint”) as the provider of voice transport, switching and interconnection services, as well as a decline in voice subscribers. For the nine months ended September 30, 2013, the decrease in voice costs was partially offset by the impact of two additional months of Insight costs. As of September 30, 2013, TWC had replaced Sprint with respect to nearly 70% of TWC’s voice lines, and the Company expects to complete the migration of the remaining voice lines during the fourth quarter of 2013 and the first quarter of 2014. As a result, the Company expects average voice costs per voice subscriber to continue to decrease in the fourth quarter of 2013 compared to the fourth quarter of 2012.

Other direct operating costs for the three and nine months ended September 30, 2013 increased as a result of costs associated with advertising inventory sold on behalf of other video distributors and, for the nine months ended September 30, 2013, the LA RSNs.

TIME WARNER CABLE INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS

OF OPERATIONS AND FINANCIAL CONDITION—(Continued)

Selling, general and administrative expenses.   The components of selling, general and administrative expenses were as follows (in millions):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2013	2012	% Change	2013	2012	% Change
Employee	$460	$421	9.3%	$1,385	$1,249	10.9%
Marketing	176	165	6.7%	487	472	3.2%
Bad debt(a)	30	36	(16.7%)	100	104	(3.8%)
Other	283	296	(4.4%)	853	869	(1.8%)

Total	$949	$918	3.4%	$2,825	$2,694	4.9%

(a)

Bad debt expense includes amounts charged to expense associated with the Company’s allowance for doubtful accounts and collection expenses, net of late fees billed to subscribers. Late fees billed to subscribers were $48 million and $130 million for the three and nine months ended September 30, 2013, respectively, and $39 million and $112 million for the three and nine months ended September 30, 2012, respectively.

Selling, general and administrative expenses for the three and nine months ended September 30, 2013 increased primarily as a result of an increase in employee costs. The growth in employee costs was primarily the result of increased headcount, higher compensation costs per employee and, for the nine months ended September 30, 2013, $10 million of executive severance costs. For the three and nine months ended September 30, 2013, employee medical costs increased $5 million and $18 million, respectively. Selling, general and administrative expenses for the three months ended September 30, 2013 were also impacted by higher marketing costs (which included the impact of increased spending due to temporary blackouts resulting from programming vendor disputes) and lower other operating costs. Selling, general and administrative expenses for the nine months ended September 30, 2013 were also impacted by two additional months of Insight costs.

Merger-related and restructuring costs.  In connection with the Insight acquisition, the Company incurred merger-related costs of $2 million and $9 million for the three and nine months ended September 30, 2013, respectively, and $7 million and $50 million for the three and nine months ended September 30, 2012, respectively.

The Company incurred restructuring costs of $21 million and $72 million for the three and nine months ended September 30, 2013, respectively, compared to $25 million and $48 million for the three and nine months ended September 30, 2012, respectively. These restructuring costs were primarily related to employee terminations and other exit costs. The Company expects to incur additional restructuring costs during the remainder of 2013 primarily related to employee terminations in connection with initiatives intended to improve operating efficiency.

TIME WARNER CABLE INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS

OF OPERATIONS AND FINANCIAL CONDITION—(Continued)

Reconciliation of OIBDA to Operating Income. The following table reconciles OIBDA to Operating Income. In addition, the table provides the components from Operating Income to net income attributable to TWC shareholders for purposes of the discussions that follow (in millions):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2013	2012	% Change	2013	2012	% Change
OIBDA	$1,982	$1,914	3.6%	$5,873	$5,732	2.5%
Depreciation	(790)	(789)	0.1%	(2,371)	(2,377)	(0.3%)
Amortization	(32)	(31)	3.2%	(95)	(79)	20.3%

Operating Income	1,160	1,094	6.0%	3,407	3,276	4.0%
Interest expense, net	(379)	(402)	(5.7%)	(1,175)	(1,204)	(2.4%)
Other income, net	—	496	(100.0%)	10	493	(98.0%)

Income before income taxes	781	1,188	(34.3%)	2,242	2,565	(12.6%)
Income tax provision	(249)	(379)	(34.3%)	(828)	(920)	(10.0%)

Net income	532	809	(34.2%)	1,414	1,645	(14.0%)
Less: Net income attributable to noncontrolling interests	—	(1)	(100.0%)	—	(3)	(100.0%)

Net income attributable to TWC shareholders	$532	$808	(34.2%)	$1,414	$1,642	(13.9%)

OIBDA. OIBDA increased principally as a result of revenue growth, partially offset by higher cost of revenue and selling, general and administrative expenses.

Depreciation. Depreciation for the three and nine months ended September 30, 2013 benefited from decreases of $27 million and $130 million, respectively, associated with (i) certain assets acquired in the July 31, 2006 transactions with Adelphia Communications Corporation and Comcast Corporation (“Comcast”) that were fully depreciated as of July 31, 2012 and (ii) certain Insight assets (acquired on February 29, 2012) that were fully depreciated as of August 30, 2013. These benefits were partially offset by the impact of an increase in shorter-lived distribution system and capitalized software assets as well as, for the nine months ended September 30, 2013, the two additional months of Insight costs associated with its property, plant and equipment.

Amortization. For the nine months ended September 30, 2013, amortization increased primarily as a result of two additional months of Insight costs associated with its customer relationship intangible assets.

Operating Income. For the three and nine months ended September 30, 2013, Operating Income increased primarily due to the increase in OIBDA, which, for the nine months ended September 30, 2013, was partially offset by the increase in amortization, as discussed above.

Interest expense, net. Interest expense, net, decreased for the three and nine months ended September 30, 2013 primarily due to a decrease in the average debt outstanding during the periods as compared to 2012.

TIME WARNER CABLE INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS

OF OPERATIONS AND FINANCIAL CONDITION—(Continued)

Other income, net. Other income, net, detail is shown in the table below (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Income from equity-method investments, net(a)	$2	$438	$16	$445
Gain on sale of investment in Clearwire Corporation	—	64	—	64
Loss on equity award reimbursement obligation to Time Warner(b)	(3)	(7)	(8)	(5)
Other investment losses(c)	—	—	—	(12)
Other	1	1	2	1

Other income, net	$—	$496	$10	$493

(a)

Income from equity-method investments, net, for the three and nine months ended September 30, 2012 primarily consists of a pretax gain of $430 million associated with SpectrumCo, LLC’s (“SpectrumCo”) sale of its advanced wireless spectrum licenses to Cellco Partnership (doing business as Verizon Wireless). SpectrumCo is a joint venture between TWC, Comcast and Bright House Networks, LLC.

(b)	See Note 6 to the accompanying consolidated financial statements for a discussion of the Company’s accounting for its equity award reimbursement obligation to Time Warner Inc. (“Time Warner”).
(c)	Other investment losses in 2012 represents an impairment of the Company’s investment in Canoe Ventures LLC, an equity-method investee.

Income tax provision.  For the three months ended September 30, 2013 and 2012, the Company recorded income tax provisions of $249 million and $379 million, respectively. For the nine months ended September 30, 2013 and 2012, the Company recorded income tax provisions of $828 million and $920 million, respectively. The decrease in the income tax provision for the three and nine months ended September 30, 2013 was primarily due to the decrease in income before income taxes, which, as discussed above, included the SpectrumCo-related gain in 2012. The effective tax rates were 31.9% for both the three months ended September 30, 2013 and 2012 and 36.9% and 35.9% for the nine months ended September 30, 2013 and 2012, respectively.

The income tax provisions and the effective tax rates for the three and nine months ended September 30, 2013 include a benefit of $59 million related to state and local tax matters, including $27 million resulting from income tax reform legislation enacted in North Carolina, which, along with other changes, phases in a reduction in North Carolina’s corporate income tax rate over several years.

The income tax provisions and the effective tax rates for the three and nine months ended September 30, 2012 include (i) a benefit of $63 million related to a change in the tax rate applied to calculate the Company’s net deferred income tax liability as a result of an internal reorganization effective on September 30, 2012; (ii) a benefit of $46 million related to the reversal of a valuation allowance against a deferred income tax asset associated with the Company’s investment in Clearwire Corporation (“Clearwire”); and (iii) a charge of $15 million related to the recording of a deferred income tax liability associated with a partnership basis difference.

Absent the impacts of the above items, the effective tax rates would have been 39.4% and 39.8% for the three months ended September 30, 2013 and 2012, respectively, and 39.6% and 39.5% for the nine months ended September 30, 2013 and 2012, respectively.

TIME WARNER CABLE INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS

OF OPERATIONS AND FINANCIAL CONDITION—(Continued)

Net income attributable to TWC shareholders and net income per common share attributable to TWC common shareholders. Net income attributable to TWC shareholders and net income per common share attributable to TWC common shareholders were as follows (in millions, except per share data):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2013	2012	% Change	2013	2012	% Change
Net income attributable to TWC shareholders	$532	$808	(34.2%)	$1,414	$1,642	(13.9%)

Net income per common share attributable to TWC common shareholders:
Basic	$1.86	$2.64	(29.5%)	$4.85	$5.27	(8.0%)

Diluted	$1.84	$2.60	(29.2%)	$4.81	$5.22	(7.9%)

Net income attributable to TWC shareholders for the three and nine months ended September 30, 2013 decreased primarily due to the decrease in other income, net (which, as discussed above, included SpectrumCo and Clearwire-related gains for the three and nine months ended September 30, 2012), partially offset by an increase in Operating Income and decreases in income tax provision and interest expense, net. Net income per common share attributable to TWC common shareholders for the three and nine months ended September 30, 2013 benefited from lower average common shares outstanding as a result of share repurchases under the Stock Repurchase Program.

FINANCIAL CONDITION AND LIQUIDITY

Management believes that cash generated by or available to TWC should be sufficient to fund its capital and liquidity needs for the next twelve months and for the foreseeable future thereafter, including the pending DukeNet acquisition, quarterly dividend payments, common stock repurchases and maturities of long-term debt. TWC’s sources of cash include cash and equivalents on hand, short-term investments in U.S. Treasury securities, cash provided by operating activities and borrowing capacity under the Company’s $3.5 billion senior unsecured five-year revolving credit facility (the “Revolving Credit Facility”) and the Company’s $2.5 billion unsecured commercial paper program, as well as access to capital markets.

In accordance with the Company’s investment policy of diversifying its investments and limiting the amount of its investments in a single entity or fund, the Company may invest its cash and equivalents in a combination of money market and government funds and U.S. Treasury securities, as well as other similar instruments. As of September 30, 2013, the majority of the Company’s cash and equivalents was invested in money market funds and income earning bank deposits, including certificates of deposit. Additionally, as of September 30, 2013, the Company held short-term investments in U.S. Treasury securities.

TWC’s unused committed financial capacity was $4.561 billion as of September 30, 2013, reflecting $876 million of cash and equivalents, $250 million of short-term investments in U.S. Treasury securities and $3.435 billion of available borrowing capacity under the Revolving Credit Facility.

Current Financial Condition

As of September 30, 2013, the Company had $25.032 billion of debt, $876 million of cash and equivalents, $250 million of short-term investments in U.S. Treasury securities (net debt of $23.906 billion, defined as total debt less cash and equivalents and short-term investments in U.S. Treasury securities) and $6.662 billion of total TWC shareholders’ equity. As of December 31, 2012, the Company had $26.689 billion of debt, $3.304 billion of cash and equivalents, $150 million of short-term investments in U.S. Treasury securities (net debt of $23.235 billion), $300 million of mandatorily redeemable non-voting Series A Preferred Equity Membership Units (the “TW NY Cable Preferred Membership Units”) issued by a subsidiary of TWC, Time Warner NY Cable LLC (“TW NY Cable”), and $7.279 billion of total TWC shareholders’ equity.

TIME WARNER CABLE INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS

OF OPERATIONS AND FINANCIAL CONDITION—(Continued)

The following table shows the significant items contributing to the change in net debt from December 31, 2012 to September 30, 2013 (in millions):

Balance as of December 31, 2012	$23,235
Cash provided by operating activities	(4,154)
Capital expenditures	2,371
Repurchases of common stock	1,856
Dividends paid	573
Redemption of mandatorily redeemable preferred equity	300
Decrease in the fair value of debt subject to interest rate swaps(a)	(159)
Proceeds from exercise of stock options	(124)
All other, net	8

Balance as of September 30, 2013	$23,906

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

As previously discussed, on October 4, 2013, TWC entered into a definitive agreement to acquire DukeNet for $600 million in cash, including the repayment of debt. The transaction, which is subject to various customary closing conditions, including receipt of regulatory approvals, is expected to close in the first quarter of 2014.

On October 24, 2013, the Company’s Board of Directors declared a quarterly cash dividend of $0.65 per share of TWC common stock, payable in cash on December 16, 2013 to stockholders of record at the close of business on November 29, 2013.

From the inception of the Stock Repurchase Program in the fourth quarter of 2010 through October 29, 2013, the Company repurchased 87.0 million shares of TWC common stock for $6.978 billion and, as of October 29, 2013, the Company had $3.489 billion remaining under the Stock Repurchase Program.

Cash Flows

Cash and equivalents decreased $2.428 billion and $1.324 billion for the nine months ended September 30, 2013 and 2012, respectively. Components of these changes are discussed below in more detail.

TIME WARNER CABLE INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS

OF OPERATIONS AND FINANCIAL CONDITION—(Continued)

Operating Activities

Details of cash provided by operating activities are as follows (in millions):

	Nine Months Ended September 30,
	2013	2012
OIBDA	$5,873	$5,732
Noncash equity-based compensation	100	104
Net interest payments(a)	(1,304)	(1,302)
Net income tax payments(b)	(471)	(291)
Pension plan contributions	(5)	(152)
All other, net, including working capital changes	(39)	24

Cash provided by operating activities	$4,154	$4,115

(a)

Amounts include interest income received (including amounts received under interest rate swap contracts) of $121 million and $131 million for the nine months ended September 30, 2013 and 2012, respectively.

(b)	Amounts include income tax refunds received of $1 million and $9 million for the nine months ended September 30, 2013 and 2012, respectively.

Cash provided by operating activities increased from $4.115 billion for the nine months ended September 30, 2012 to $4.154 billion for the nine months ended September 30, 2013. This increase was primarily related to an increase in OIBDA and a decrease in pension plan contributions, partially offset by an increase in net income tax payments and a change in working capital requirements.

On January 2, 2013, the American Taxpayer Relief Act of 2012 was enacted, which provides for the extension of 2012 bonus depreciation deductions of 50% of the cost of the Company’s qualified capital expenditures for 2013. This extension largely offsets the Company’s increase in net income tax payments in 2013 from the reversal of bonus depreciation benefits recorded in prior years. As discussed in the 2012 Form 10-K, net income tax payments in 2012 benefited from a number of deductions that will not recur in 2013 (including, for the nine months ended September 30, 2012, certain Insight-related items) and, as a result, the Company expects that net income tax payments in 2013 will increase compared to 2012.

Net interest payments for the nine months ended September 30, 2013 were essentially flat primarily as a result of the maturities of TWC’s 5.400% senior notes due July 2012 ($1.5 billion in aggregate principal amount), Time Warner Cable Enterprises LLC’s (“TWCE”) 8.875% senior notes due October 2012 ($350 million in aggregate principal amount) and Time Warner Entertainment Company, L.P.’s (“TWE”), a subsidiary of the Company at the maturity date, 10.150% senior notes due May 2012 ($250 million in aggregate principal amount), partially offset by interest payments related to TWC’s 4.500% senior unsecured debentures due 2042 ($1.25 billion in aggregate principal amount) issued in August 2012 and 5.250% senior unsecured notes due 2042 (£650 million in aggregate principal amount) issued in June 2012.

The Company has not made any cash contributions to its qualified defined benefit pension plans (the “qualified pension plans”) during the nine months ended September 30, 2013. As of September 30, 2013, the qualified pension plans were estimated to be overfunded by $441 million, and the Company does not expect to make any discretionary cash contributions to the qualified pension plans during the remainder of 2013.

TIME WARNER CABLE INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS

OF OPERATIONS AND FINANCIAL CONDITION—(Continued)

Investing Activities

Details of cash used by investing activities are as follows (in millions):

	Nine Months Ended September 30,
	2013	2012
Capital expenditures	$(2,371)	$(2,191)
Business acquisitions, net of cash acquired:
Insight	—	(1,339)
All other	—	(1)
Purchases of investments:
Short-term investments in U.S. Treasury securities	(575)	—
Loan to Sterling Entertainment Enterprises, LLC(a)	—	(40)
All other	(11)	(17)
Return of capital from investees(b)	7	1,112
Proceeds from sale, maturity and collection of investments	476	—
Acquisition of intangible assets	(30)	(27)
Other investing activities	19	21

Cash used by investing activities	$(2,485)	$(2,482)

(a)

Amount represents a loan made to Sterling Entertainment Enterprises, LLC (doing business as SportsNet New York), an equity-method investee, in the first quarter of 2012 that was repaid during the fourth quarter of 2012.

(b)	Amount for 2012 represents the proceeds from SpectrumCo’s sale of its advanced wireless spectrum licenses.

Cash used by investing activities was $2.485 billion for the nine months ended September 30, 2013 compared to $2.482 billion for the nine months ended September 30, 2012. Cash used by investing activities for the nine months ended September 30, 2013 primarily consisted of capital expenditures and short-term investments in U.S. Treasury securities (net of maturities). Cash used by investing activities for the nine months ended September 30, 2012 primarily consisted of capital expenditures and the acquisition of Insight, partially offset by the proceeds from the sale of SpectrumCo licenses.

TWC’s capital expenditures by major category were as follows (in millions):

	Nine Months Ended September 30,
	2013	2012
Customer premise equipment(a)	$829	$832
Scalable infrastructure(b)	592	537
Line extensions(c)	421	280
Upgrades/rebuilds(d)	85	69
Support capital(e)	444	473

Total capital expenditures	$2,371	$2,191

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

(e)

Amounts represent all other capital purchases required to run day-to-day operations. These costs typically include vehicles, land and buildings, computer hardware/software, office equipment, furniture and fixtures, tools and test equipment. Amounts include capitalized software costs of $235 million and $205 million for the nine months ended September 30, 2013 and 2012, respectively.

TIME WARNER CABLE INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS

OF OPERATIONS AND FINANCIAL CONDITION—(Continued)

The Company expects capital expenditures to be approximately $3.2 billion in 2013.

Financing Activities

Details of cash used by financing activities are as follows (in millions):

	Nine Months Ended September 30,
	2013	2012
Proceeds from issuance of long-term debt	$—	$2,258
Repayments of long-term debt	(1,500)	(1,750)
Repayments of long-term debt assumed in acquisitions	—	(1,730)
Debt issuance costs	—	(25)
Redemption of mandatorily redeemable preferred equity	(300)	—
Repurchases of common stock	(1,856)	(1,287)
Dividends paid	(573)	(529)
Proceeds from exercise of stock options	124	124
Excess tax benefit from equity-based compensation	81	73
Taxes paid in cash in lieu of shares issued for equity-based compensation	(64)	(43)
Other financing activities	(9)	(48)

Cash used by financing activities	$(4,097)	$(2,957)

Cash used by financing activities was $4.097 billion for the nine months ended September 30, 2013 compared to $2.957 billion for the nine months ended September 30, 2012. Cash used by financing activities for the nine months ended September 30, 2013 primarily consisted of repurchases of TWC common stock, the repayment of TWC’s 6.200% senior notes due July 2013, the payment of quarterly cash dividends and the redemption of the TW NY Cable Preferred Membership Units. Cash used by financing activities for the nine months ended September 30, 2012 primarily consisted of the repayments of TWE’s 10.150% senior notes due May 2012 and TWC’s 5.400% senior notes due July 2012, the repayment of Insight’s senior credit facility and senior notes, repurchases of TWC common stock and the payment of quarterly cash dividends, partially offset by the net proceeds of the public debt issuances in June and August 2012.

TIME WARNER CABLE INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS

OF OPERATIONS AND FINANCIAL CONDITION—(Continued)

Outstanding Debt and Mandatorily Redeemable Preferred Equity and Available Financial Capacity

Debt and mandatorily redeemable preferred equity as of September 30, 2013 and December 31, 2012 were as follows:

			Outstanding Balance as of
	Maturity	Interest Rate	September 30, 2013	December 31, 2012
			(in millions)
TWC notes and debentures(a)	2014-2042	5.735%(b)	$22,937	$24,594
TWCE debentures(c)	2023-2033	7.878%(b)	2,066	2,070
Revolving credit facility(d)	2017		—	—
Commercial paper program	2017		—	—
Capital leases	2016-2032		29	25

Total debt(e)			25,032	26,689
Mandatorily redeemable preferred equity(e)		8.210%	—	300

Total debt and mandatorily redeemable preferred equity			$25,032	$26,989

(a)

Outstanding balance amounts of the TWC notes and debentures as of September 30, 2013 and December 31, 2012 include £1.267 billion and £1.266 billion, respectively, of senior unsecured notes valued at $2.050 billion and $2.058 billion, respectively, using the exchange rates at each date.

(b)	Rate represents a weighted-average effective interest rate as of September 30, 2013 and, for the TWC notes and debentures, includes the effects of interest rate swaps and cross-currency swaps.
(c)

Outstanding balance amounts of the TWCE debentures as of September 30, 2013 and December 31, 2012 include an unamortized fair value adjustment of $66 million and $70 million, respectively, primarily consisting of the fair value adjustment recognized as a result of the 2001 merger of America Online, Inc. (now known as AOL Inc.) and Time Warner Inc. (now known as Historic TW Inc.).

(d)

As of September 30, 2013, the Company had $3.435 billion of available borrowing capacity under the Revolving Credit Facility (which reflects a reduction of $65 million for outstanding letters of credit backed by the Revolving Credit Facility).

(e)

Outstanding balance amounts of total debt as of September 30, 2013 and December 31, 2012 include current maturities of long-term debt of $1.771 billion and $1.518 billion, respectively. Additionally, as of December 31, 2012, the TW NY Cable Preferred Membership Units, which matured and were redeemed on August 1, 2013, were classified as a current liability in the accompanying consolidated balance sheet.

See the 2012 Form 10-K for further details regarding the Company’s outstanding debt and mandatorily redeemable preferred equity and other financing arrangements, including certain information about maturities, covenants and rating triggers related to such debt and financing arrangements. As of September 30, 2013, TWC was in compliance with the leverage ratio covenant of the Revolving Credit Facility, with a ratio of consolidated total debt as of September 30, 2013 to consolidated EBITDA for the twelve months ended September 30, 2013 of approximately 3.0 times. In accordance with the Revolving Credit Facility agreement, consolidated total debt as of September 30, 2013 was calculated as (a) total debt per the accompanying consolidated balance sheet less the TWCE unamortized fair value adjustment (discussed above) and the fair value of debt subject to interest rate swaps, less (b) total cash and short-term investments in U.S. Treasury securities per the accompanying consolidated balance sheet in excess of $25 million. In accordance with the Revolving Credit Facility agreement, consolidated EBITDA for the twelve months ended September 30, 2013 was calculated as OIBDA plus equity-based compensation expense.

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

TIME WARNER CABLE INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS

OF OPERATIONS AND FINANCIAL CONDITION—(Continued)

The following table summarizes the Company’s aggregate contractual obligations outstanding as of September 30, 2013, and the estimated timing and effect that such obligations are expected to have on the Company’s liquidity and cash flows in future periods (in millions):

	2013(a)	2014-2015	2016-2017	Thereafter	Total
Programming and content purchases(b)	$1,256	$8,512	$6,449	$14,436	$30,653
Outstanding debt obligations(c)	—	2,255	2,006	20,706	24,967
Interest and dividends(d)	315	3,012	2,858	16,057	22,242
Operating leases(e)	38	281	223	352	894
Voice connectivity(f)	25	2	—	—	27
Data processing services	17	132	91	—	240
High-speed data connectivity(g)	16	54	11	58	139
Other(h)	137	184	49	60	430

Total	$1,804	$14,432	$11,687	$51,669	$79,592

(a)	2013 amounts represent the Company’s contractual obligations for the three months ended December 31, 2013.
(b)

Programming and content purchases represent contracts that the Company has with cable television networks and broadcast stations to provide programming services to its subscribers. The amounts included above represent estimates of the future programming costs for these contract requirements and commitments based on subscriber numbers and tier placement as of September 30, 2013 applied to the per-subscriber rates contained in these contracts. Actual amounts due under such contracts may differ from the amounts above based on the actual subscriber numbers and tier placements. These amounts also include programming rights negotiated directly with content owners for distribution on TWC-owned or managed channels or networks.

(c)

Outstanding debt obligations represent principal amounts due on outstanding debt obligations as of September 30, 2013. Amounts do not include any fair value adjustments, bond premiums, discounts, interest rate derivatives, interest payments or dividends.

(d)

Amounts are based on the outstanding debt balances, respective interest or dividend rates and maturity schedule of the respective instruments as of September 30, 2013. Interest ultimately paid on these obligations may differ based on any potential future refinancings entered into by the Company.

(e)	The Company has lease obligations under various operating leases including minimum lease obligations for real estate and operating equipment.
(f)

Voice connectivity obligations relate to transport, switching and interconnection services, primarily provided by Sprint, that allow for the origination and termination of local and long-distance telephony traffic. These expenses also include related technical support services. As discussed in “Results of Operations—Three and Nine Months Ended September 30, 2013 Compared to Three and Nine Months Ended September 30, 2012—Cost of Revenue,” the Company is in an ongoing process of replacing Sprint as the provider of transport, switching and interconnection services. There is generally no obligation to purchase these services if the Company is not providing voice service. The amounts included above are estimated based on the number of voice subscribers as of September 30, 2013 and the per-subscriber contractual rates contained in the contracts that were in effect as of September 30, 2013 and also reflect the replacement of Sprint, which is expected to be completed in the first quarter of 2014.

(g)	High-speed data connectivity obligations are based on the contractual terms for bandwidth circuits that were in use as of September 30, 2013.
(h)

Other contractual obligations does not include the Company’s reserve for uncertain tax positions and related accrued interest and penalties, which as of September 30, 2013 totaled $94 million, as the specific timing of any cash payments relating to this obligation cannot be projected with reasonable certainty.

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

ITEM 4.  CONTROLS AND PROCEDURES.

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

Changes in Internal Control Over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

TIME WARNER CABLE INC.

CONSOLIDATED BALANCE SHEET

(Unaudited)

	September 30, 2013	December 31, 2012
	(in millions)
ASSETS
Current assets:
Cash and equivalents	$876	$3,304
Short-term investments in U.S. Treasury securities	250	150
Receivables, less allowances of $91 million and $65 million as of September 30, 2013 and December 31, 2012, respectively	892	883
Deferred income tax assets	309	317
Other current assets	329	223

Total current assets	2,656	4,877
Investments	83	87
Property, plant and equipment, net	14,627	14,742
Intangible assets subject to amortization, net	573	641
Intangible assets not subject to amortization	26,012	26,011
Goodwill	2,886	2,889
Other assets	594	562

Total assets	$47,431	$49,809

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$468	$647
Deferred revenue and subscriber-related liabilities	192	183
Accrued programming expense	897	872
Current maturities of long-term debt	1,771	1,518
Mandatorily redeemable preferred equity issued by a subsidiary	—	300
Other current liabilities	1,636	1,805

Total current liabilities	4,964	5,325
Long-term debt	23,261	25,171
Deferred income tax liabilities, net	11,714	11,280
Other liabilities	826	750
Commitments and contingencies (Note 13)
TWC shareholders’ equity:
Common stock, $0.01 par value, 282.9 million and 297.7 million shares issued and outstanding as of September 30, 2013 and December 31, 2012, respectively	3	3
Additional paid-in capital	7,056	7,576
Retained earnings	119	363
Accumulated other comprehensive loss, net	(516)	(663)

Total TWC shareholders’ equity	6,662	7,279
Noncontrolling interests	4	4

Total equity	6,666	7,283

Total liabilities and equity	$47,431	$49,809

See accompanying notes.

TIME WARNER CABLE INC.

CONSOLIDATED STATEMENT OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(in millions, except per share data)
Revenue	$5,518	$5,363	$16,543	$15,901
Costs and expenses:
Cost of revenue(a)	2,564	2,499	7,764	7,377
Selling, general and administrative(a)	949	918	2,825	2,694
Depreciation	790	789	2,371	2,377
Amortization	32	31	95	79
Merger-related and restructuring costs	23	32	81	98

Total costs and expenses	4,358	4,269	13,136	12,625

Operating Income	1,160	1,094	3,407	3,276
Interest expense, net	(379)	(402)	(1,175)	(1,204)
Other income, net	—	496	10	493

Income before income taxes	781	1,188	2,242	2,565
Income tax provision	(249)	(379)	(828)	(920)

Net income	532	809	1,414	1,645
Less: Net income attributable to noncontrolling interests	—	(1)	—	(3)

Net income attributable to TWC shareholders	$532	$808	$1,414	$1,642

Net income per common share attributable to TWC common shareholders:
Basic	$1.86	$2.64	$4.85	$5.27

Diluted	$1.84	$2.60	$4.81	$5.22

Average common shares outstanding:
Basic	285.0	305.7	289.9	310.2

Diluted	289.0	310.2	293.8	314.8

Cash dividends declared per share of common stock	$0.65	$0.56	$1.95	$1.68

(a)	Cost of revenue and selling, general and administrative expenses exclude depreciation.

See accompanying notes.

TIME WARNER CABLE INC.

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(in millions)
Net income	$532	$809	$1,414	$1,645
Change in accumulated unrealized losses on pension benefit obligation, net of tax	10	7	56	9
Change in accumulated deferred gains (losses) on cash flow hedges, net of tax	77	46	91	9

Other comprehensive income	87	53	147	18

Comprehensive income	619	862	1,561	1,663
Less: Comprehensive income attributable to noncontrolling interests	—	(1)	—	(3)

Comprehensive income attributable to TWC shareholders	$619	$861	$1,561	$1,660

See accompanying notes.

TIME WARNER CABLE INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2013	2012
	(in millions)
OPERATING ACTIVITIES
Net income	$1,414	$1,645
Adjustments for noncash and nonoperating items:
Depreciation	2,371	2,377
Amortization	95	79
Pretax gain on sale of investment in Clearwire Corporation	—	(64)
Income from equity-method investments, net of cash distributions	(9)	(433)
Deferred income taxes	353	409
Equity-based compensation expense	100	104
Excess tax benefit from equity-based compensation	(81)	(73)
Changes in operating assets and liabilities, net of acquisitions and dispositions:
Receivables	17	(31)
Accounts payable and other liabilities	(137)	105
Other changes	31	(3)

Cash provided by operating activities	4,154	4,115

INVESTING ACTIVITIES
Capital expenditures	(2,371)	(2,191)
Business acquisitions, net of cash acquired	—	(1,340)
Purchases of investments	(586)	(57)
Return of capital from investees	7	1,112
Proceeds from sale, maturity and collection of investments	476	—
Acquisition of intangible assets	(30)	(27)
Other investing activities	19	21

Cash used by investing activities	(2,485)	(2,482)

FINANCING ACTIVITIES
Proceeds from issuance of long-term debt	—	2,258
Repayments of long-term debt	(1,500)	(1,750)
Repayments of long-term debt assumed in acquisitions	—	(1,730)
Debt issuance costs	—	(25)
Redemption of mandatorily redeemable preferred equity	(300)	—
Repurchases of common stock	(1,856)	(1,287)
Dividends paid	(573)	(529)
Proceeds from exercise of stock options	124	124
Excess tax benefit from equity-based compensation	81	73
Taxes paid in cash in lieu of shares issued for equity-based compensation	(64)	(43)
Other financing activities	(9)	(48)

Cash used by financing activities	(4,097)	(2,957)

Decrease in cash and equivalents	(2,428)	(1,324)
Cash and equivalents at beginning of period	3,304	5,177

Cash and equivalents at end of period	$876	$3,853

See accompanying notes.

TIME WARNER CABLE INC.

CONSOLIDATED STATEMENT OF EQUITY

(Unaudited)

	TWC Shareholders’ Equity	Non- controlling Interests	Total Equity
		(in millions)
Balance as of December 31, 2011	$7,530	$7	$7,537
Net income	1,642	3	1,645
Change in accumulated unrealized losses on pension benefit obligation, net of income tax provision of $8 million	9	—	9
Change in accumulated deferred gains (losses) on cash flow hedges, net of income tax provision of $6 million	9	—	9

Other comprehensive income	18	—	18

Comprehensive income	1,660	3	1,663
Equity-based compensation expense	104	—	104
Repurchase and retirement of common stock	(1,293)	—	(1,293)
Cash dividends declared ($1.68 per common share)	(529)	—	(529)
Shares issued upon exercise of stock options	124	—	124
Taxes paid in lieu of shares issued for equity-based compensation	(43)	—	(43)
Excess tax benefit realized from equity-based compensation	55	—	55
Other changes	1	(2)	(1)

Balance as of September 30, 2012	$7,609	$8	$7,617

Balance as of December 31, 2012	$7,279	$4	$7,283
Net income	1,414	—	1,414
Change in accumulated unrealized losses on pension benefit obligation, net of income tax provision of $36 million	56	—	56
Change in accumulated deferred gains (losses) on cash flow hedges, net of income tax provision of $58 million	91	—	91

Other comprehensive income	147	—	147

Comprehensive income	1,561	—	1,561
Equity-based compensation expense	100	—	100
Repurchase and retirement of common stock	(1,844)	—	(1,844)
Cash dividends declared ($1.95 per common share)	(573)	—	(573)
Shares issued upon exercise of stock options	124	—	124
Taxes paid in lieu of shares issued for equity-based compensation	(64)	—	(64)
Excess tax benefit realized from equity-based compensation	81	—	81
Other changes	(2)	—	(2)

Balance as of September 30, 2013	$6,662	$4	$6,666

See accompanying notes.

TIME WARNER CABLE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Description of Business

Time Warner Cable Inc. (together with its subsidiaries, “TWC” or the “Company”) is among the largest providers of video, high-speed data and voice services in the U.S., with technologically advanced, well-clustered cable systems located mainly in five geographic areas – New York State (including New York City), the Carolinas, the Midwest (including Ohio, Kentucky and Wisconsin), Southern California (including Los Angeles) and Texas. TWC offers video, high-speed data and voice services to residential and business services customers over the Company’s broadband cable systems. TWC’s residential services also include security and home management services, and TWC’s business services also include networking and transport services (including cell tower backhaul services) and enterprise-class, cloud-enabled hosting, managed applications and services. TWC also sells advertising to a variety of national, regional and local customers.

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

TIME WARNER CABLE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Set forth below is a reconciliation of net income attributable to TWC common shareholders per basic and diluted common share (in millions, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net income attributable to TWC common shareholders	$529	$806	$1,406	$1,634
Net income allocated to participating securities(a)	3	2	8	8

Net income attributable to TWC shareholders	$532	$808	$1,414	$1,642

Average basic common shares outstanding	285.0	305.7	289.9	310.2
Dilutive effect of nonparticipating equity awards	1.9	2.0	1.7	2.0
Dilutive effect of participating equity awards(a)	2.1	2.5	2.2	2.6

Average diluted common shares outstanding	289.0	310.2	293.8	314.8

Net income per common share attributable to TWC common shareholders:
Basic	$1.86	$2.64	$4.85	$5.27

Diluted	$1.84	$2.60	$4.81	$5.22

(a)	The Company’s restricted stock units granted to employees and non-employee directors are considered participating securities with respect to regular quarterly cash dividends.

Diluted net income per common share attributable to TWC common shareholders for the nine months ended September 30, 2012 excludes 2.6 million common shares that may be issued under the Company’s equity-based compensation plan because they do not have a dilutive effect. For the three months ended September 30, 2013 and 2012 and for the nine months ended September 30, 2013, antidilutive common shares related to the equity-based compensation plan were insignificant.

3.	DUKENET ACQUISITION

On October 4, 2013, TWC entered into a definitive agreement with Duke Energy Corporation and investment funds managed by Alinda Capital Partners to acquire DukeNet Communications, LLC (“DukeNet”) for $600 million in cash, including the repayment of debt. DukeNet, a regional fiber optic network company, provides data and high-capacity bandwidth services to wireless carrier, data center, government, and enterprise customers in North Carolina and South Carolina, as well as five other states in the Southeast. The transaction, which is subject to various customary closing conditions, including receipt of regulatory approvals, is expected to close in the first quarter of 2014.

4.	ANNUAL IMPAIRMENT ANALYSIS FOR GOODWILL AND INDEFINITE-LIVED INTANGIBLE ASSETS

As of the Company’s July 1, 2013 annual testing date and based on its qualitative assessment, the Company determined that it was not more likely than not that its cable franchise rights and goodwill were impaired and, therefore, the Company did not perform a quantitative assessment as part of its annual impairment testing. In making that determination, management identified and analyzed qualitative factors, including factors that would most significantly impact a discounted cash flow (“DCF”) valuation of the fair values of the cable franchise rights and the fair value of the Company’s reporting units. This process included a review of the Company’s most recent long-range projections, analysis of operating results versus the prior year, changes in market values, changes in discount rates and changes in terminal growth rate assumptions.

TIME WARNER CABLE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

5.	MANDATORILY REDEEMABLE PREFERRED EQUITY

In connection with the financing of the acquisition of substantially all of the cable assets of Adelphia Communications Corporation in 2006, Time Warner NY Cable LLC (“TW NY Cable”), a subsidiary of TWC, issued $300 million of its Series A Preferred Membership Units (the “TW NY Cable Preferred Membership Units”) to a limited number of third parties. On August 1, 2013, all of the TW NY Cable Preferred Membership Units were redeemed by TW NY Cable as required pursuant to their terms for an aggregate redemption price of $300 million plus accrued dividends. The TW NY Cable Preferred Membership Units paid cash dividends at an annual rate equal to 8.210% of the sum of the liquidation preference thereof on a quarterly basis.

6.	DERIVATIVE FINANCIAL INSTRUMENTS

The fair values of assets and liabilities associated with the Company’s derivative financial instruments recorded in the consolidated balance sheet as of September 30, 2013 and December 31, 2012 were as follows (in millions):

	Assets		Liabilities
	September 30, 2013	December 31, 2012	September 30, 2013	December 31, 2012
Interest rate swaps(a)(b)	$166	$295	$31	$1
Cross-currency swaps(a)(c)	252	112	—	—
Equity award reimbursement obligation(d)	—	—	12	19

Total	$418	$407	$43	$20

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

(b)

Of the total amount of interest rate swap assets recorded as of September 30, 2013 and December 31, 2012, $19 million and $16 million, respectively, is recorded in other current assets in the consolidated balance sheet. The total amount of interest rate swap liabilities recorded as of September 30, 2013 and December 31, 2012 is recorded in other liabilities in the consolidated balance sheet.

(c)	The fair values of the assets and liabilities associated with cross-currency swaps are recorded in other assets and other liabilities, respectively, in the consolidated balance sheet.
(d)	The fair value of the equity award reimbursement obligation is recorded in other current liabilities in the consolidated balance sheet.

Fair Value Hedges

The Company uses interest rate swaps to manage interest rate risk by effectively converting fixed-rate debt into variable-rate debt. Under such contracts, the Company is entitled to receive semi-annual interest payments at fixed rates and is required to make semi-annual interest payments at variable rates, without exchange of the underlying principal amount. Such contracts are designated as fair value hedges. The Company recognizes no gain or loss related to its interest rate swaps because the changes in the fair values of such instruments are completely offset by the changes in the fair values of the hedged fixed-rate debt. The following table summarizes the terms of the Company’s existing fixed to variable interest rate swaps as of September 30, 2013 and December 31, 2012:

	September 30, 2013	December 31, 2012
Maturities	2014-2019	2013-2018
Notional amount (in millions)	$7,550	$7,750
Weighted-average pay rate (variable based on LIBOR plus variable margins)	4.82%	4.35%
Weighted-average receive rate (fixed)	6.80%	6.43%

The notional amounts of interest rate instruments, as presented in the above table, are used to measure interest to be paid or received and do not represent the amount of exposure to credit loss.

TIME WARNER CABLE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Cash Flow Hedges

The Company uses cross-currency swaps to manage foreign exchange risk related to foreign currency denominated debt by effectively converting foreign currency denominated debt, including annual interest payments and the payment of principal at maturity, to U.S. dollar denominated debt. Such contracts are designated as cash flow hedges. The Company has entered into cross-currency swaps to effectively convert its £1.275 billion aggregate principal amount of fixed-rate British pound sterling denominated debt, including annual interest payments and the payment of principal at maturity, to fixed-rate U.S. dollar denominated debt. The cross-currency swaps have maturities of June 2031 and July 2042. The following table summarizes the deferred gain (loss) activity related to cash flow hedges recognized in accumulated other comprehensive loss, net, during the three and nine months ended September 30, 2013 and 2012 (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Deferred gains (losses) recognized:
Cross-currency swaps	$249	$140	$140	$80
Other cash flow hedges	—	(1)	—	(1)

Total deferred gains recognized	249	139	140	79
Deferred (gains) losses reclassified to income:
Cross-currency swaps(a)	(124)	(63)	9	(64)

Total net deferred gains recognized	125	76	149	15
Income tax provision	(48)	(30)	(58)	(6)

Total net deferred gains recognized, net of tax	$77	$46	$91	$9

(a)

Deferred gains (losses) on cross-currency swaps were reclassified from accumulated other comprehensive loss, net, to other income, net, which offsets the re-measurement gains (losses) recognized in other income, net, on the British pound sterling denominated debt.

Any ineffectiveness related to the Company’s cash flow hedges has been and is expected to be immaterial.

Equity Award Reimbursement Obligation

Prior to 2007, some of TWC’s employees were granted options to purchase shares of Time Warner Inc. (“Time Warner”) common stock in connection with their past employment with subsidiaries and affiliates of Time Warner, including TWC. Upon the exercise of Time Warner stock options held by TWC employees, TWC is obligated to reimburse Time Warner for the excess of the market price of Time Warner common stock on the day of exercise over the option exercise price (the “intrinsic” value of the award). The Company records the equity award reimbursement obligation at fair value in other current liabilities in the consolidated balance sheet, which is estimated using the Black-Scholes model. The change in the equity award reimbursement obligation fluctuates primarily with the fair value and expected volatility of Time Warner common stock and changes in fair value are recorded in other income, net, in the period of change. As of September 30, 2013, the weighted-average remaining contractual term of outstanding Time Warner stock options held by TWC employees was 0.42 years. Changes in the fair value of the equity award reimbursement obligation are discussed in Note 7 below.

TIME WARNER CABLE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

7.	FAIR VALUE MEASUREMENTS

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The fair values of derivative financial instruments classified as assets and liabilities as of September 30, 2013 and December 31, 2012 were as follows (in millions):

	September 30, 2013			December 31, 2012
		Fair Value Measurements			Fair Value Measurements
	Fair Value	Level 2	Level 3	Fair Value	Level 2	Level 3
Assets:
Interest rate swaps	$166	$166	$—	$295	$295	$—
Cross-currency swaps	252	252	—	112	112	—

Total	$418	$418	$—	$407	$407	$—

Liabilities:
Interest rate swaps	$31	$31	$—	$1	$1	$—
Equity award reimbursement obligation	12	—	12	19	—	19

Total	$43	$31	$12	$20	$1	$19

The fair value of interest rate swaps, classified as Level 2, utilized a DCF analysis based on the terms of the contract and expected forward interest rates, and incorporates the credit risk of the Company and each counterparty. The fair value of cross-currency swaps, classified as Level 2, utilized a DCF analysis based on expected forward interest and exchange rates, and incorporates the credit risk of the Company and each counterparty. The fair value of the equity award reimbursement obligation, classified as Level 3, utilized a Black-Scholes model to determine the estimated weighted-average fair value of Time Warner stock options outstanding, which was $28.90 per option as of September 30, 2013. The weighted-average assumptions used in the Black-Scholes model were as follows: expected volatility of Time Warner common stock of 24.87%, expected term of 0.36 years, risk-free rate of 0.01% and expected dividend yield of 1.75%.

Changes in the fair value of the equity award reimbursement obligation, valued using significant unobservable inputs (Level 3), from January 1 through September 30 are presented below (in millions):

	2013	2012
Balance at beginning of period	$19	$22
Losses recognized in other income, net	8	5
Payments to Time Warner for awards exercised	(15)	(4)

Balance at end of period	$12	$23

Assets Measured at Fair Value on a Nonrecurring Basis

The Company’s assets measured at fair value on a nonrecurring basis include equity-method investments, long-lived assets, indefinite-lived intangible assets and goodwill. The Company reviews the carrying amounts of such assets whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable or at least annually as of July 1 for indefinite-lived intangible assets and goodwill. Any resulting asset impairment would require that the asset be reduced to its fair value. Refer to Note 4 for further details regarding the results of the Company’s annual impairment test.

Fair Value of Other Financial Instruments

The Company’s other financial instruments not measured at fair value on a recurring basis include (a) cash and equivalents, receivables, accounts payable, accrued liabilities and, as of December 31, 2012, mandatorily redeemable

TIME WARNER CABLE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

preferred equity, which are reflected at cost in the consolidated balance sheet, and (b) short-term investments in U.S. Treasury securities and long-term debt not subject to fair value hedge accounting, which are reflected at amortized cost in the consolidated balance sheet. With the exception of long-term debt, cost and amortized cost approximates fair value for these instruments due to their short-term nature. The carrying value and related estimated fair value of the Company’s long-term debt, excluding capital leases, was $25.003 billion and $25.044 billion, respectively, as of September 30, 2013 and $26.664 billion and $31.759 billion, respectively, as of December 31, 2012. Estimated fair values for long-term debt have generally been determined by reference to the market value of the instrument as quoted on a national securities exchange or in an over-the-counter market. In cases where a quoted market value is not available, fair value is based on an estimate using a DCF analysis value or other valuation techniques.

8.	TWC SHAREHOLDERS’ EQUITY

Changes in Common Stock

Changes in the Company’s common stock from January 1 through September 30 are presented below (in millions):

	2013	2012
Balance at beginning of period	297.7	315.0
Shares issued under equity-based compensation plan	3.8	4.4
Shares repurchased and retired	(18.6)	(16.1)

Balance at end of period	282.9	303.3

Common Stock Repurchase Program

On July 25, 2013, the Company’s Board of Directors increased the remaining authorization under its existing common stock repurchase program (the “Stock Repurchase Program”), which was $775 million as of July 24, 2013, to an aggregate of up to $4.0 billion of TWC common stock effective July 25, 2013. As of September 30, 2013, the Company had $3.614 billion remaining under the Stock Repurchase Program. Purchases under the Stock Repurchase Program may be made from time to time on the open market and in privately negotiated transactions. The size and timing of the Company’s purchases under the Stock Repurchase Program are based on a number of factors, including business and market conditions, financial capacity and TWC’s common stock price. For the nine months ended September 30, 2013, the Company repurchased 18.6 million shares of TWC common stock for $1.844 billion, including 0.2 million shares repurchased for $21 million that settled in October 2013.

Accumulated Other Comprehensive Loss, Net

Changes in accumulated other comprehensive loss, net, included in TWC shareholders’ equity from January 1 through September 30 are presented below (in millions):

	2013	2012
Balance at beginning of period	$(663)	$(559)
Other comprehensive income before reclassifications, net of tax	105	30
Amounts reclassified from accumulated other comprehensive loss, net of tax	42	(12)

Other comprehensive income, net of tax	147	18

Balance at end of period	$(516)	$(541)

TIME WARNER CABLE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The following table summarizes the changes in the components of accumulated other comprehensive loss, net, (e.g., unrealized losses on pension benefit obligation and deferred gains (losses) on cash flow hedges) included in TWC shareholders’ equity from January 1 through September 30 (in millions):

	2013	2012
Accumulated unrealized losses on pension benefit obligation:
Balance at beginning of period	$(708)	$(541)
Other comprehensive income (loss) before reclassifications, net of tax	21	(17)
Amounts reclassified from accumulated other comprehensive loss, net of tax:
Amortization of actuarial loss(a)	56	44
Income tax benefit	(21)	(18)

Amortization of actuarial loss, net of tax	35	26
Other comprehensive income, net of tax	56	9

Balance at end of period	$(652)	$(532)

Accumulated deferred gains (losses) on cash flow hedges:
Balance at beginning of period	$45	$(18)
Other comprehensive income before reclassifications, net of tax	84	47
Amounts reclassified from accumulated other comprehensive loss, net of tax:
Effective portion of (gain) loss on cash flow hedges(b)	9	(64)
Income tax provision (benefit)	(2)	26

Effective portion of (gain) loss on cash flow hedges, net of tax	7	(38)
Other comprehensive income, net of tax	91	9

Balance at end of period	$136	$(9)

(a)	Amounts are included in the computation of net periodic benefit costs as discussed further in Note 10.
(b)	Amounts are recorded in other income, net, in the consolidated statement of operations as discussed further in Note 6.

9.	EQUITY-BASED COMPENSATION

TWC is authorized, under the Company’s stock incentive plan (the “2011 Plan”), to grant restricted stock units (“RSUs”) and options to purchase shares of TWC common stock to its employees and non-employee directors. As of September 30, 2013, the 2011 Plan provides for the issuance of up to 20.0 million shares of TWC common stock, of which 12.1 million shares were available for grant.

Equity-based compensation expense recognized for the three and nine months ended September 30, 2013 and 2012 was as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Restricted stock units	$19	$18	$69	$67
Stock options	7	8	31	37

Total equity-based compensation expense	$26	$26	$100	$104

Restricted Stock Units

For the nine months ended September 30, 2013, TWC granted 1.200 million RSUs at a weighted-average grant date fair value of $87.30 per RSU, including 142,000 RSUs subject to performance-based vesting conditions (“PBUs”) at a weighted-average grant date fair value of $87.31 per PBU. For the nine months ended September 30, 2012, TWC granted 1.441 million RSUs at a weighted-average grant date fair value of $77.07 per RSU, including 196,000 PBUs at a weighted-average grant date fair value of $77.13 per PBU. Total unrecognized compensation cost related to unvested RSUs as of September 30, 2013, without taking into account expected forfeitures, was $153 million, which the Company expects to recognize over a weighted-average period of 2.63 years.

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

Stock Options

For the nine months ended September 30, 2013, TWC granted 2.539 million stock options at a weighted-average grant date fair value of $15.66 per option, including 302,000 stock options subject to performance-based vesting conditions (“PBOs”) at a weighted-average grant date fair value of $15.57 per PBO. For the nine months ended September 30, 2012, TWC granted 3.017 million stock options at a weighted-average grant date fair value of $16.85 per option, including 372,000 PBOs at a weighted-average grant date fair value of $16.85 per PBO. Total unrecognized compensation cost related to unvested stock options as of September 30, 2013, without taking into account expected forfeitures, is $54 million, which the Company expects to recognize over a weighted-average period of 2.59 years.

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

The table below presents the assumptions used to value stock options at their grant date for the nine months ended September 30, 2013 and 2012 and reflects the weighted average of all awards granted within each period:

	Nine Months Ended September 30,
	2013	2012
Expected volatility	26.14%	30.03%
Expected term to exercise from grant date (in years)	5.94	6.43
Risk-free rate	1.19%	1.35%
Expected dividend yield	2.97%	2.91%

10.	PENSION COSTS

TWC sponsors the Time Warner Cable Pension Plan (the “TWC Pension Plan”) and the Time Warner Cable Union Pension Plan (the “Union Pension Plan” and, together with the TWC Pension Plan, the “qualified pension plans”), both qualified defined benefit pension plans, that together provide pension benefits to a majority of the Company’s employees. TWC also provides a nonqualified defined benefit pension plan for certain employees (the “nonqualified pension plan” and, together with the qualified pension plans, the “pension plans”). Pension benefits are based on formulas that reflect the employees’ years of service and compensation during their employment period. TWC uses a December 31 measurement date

TIME WARNER CABLE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

for its pension plans. The components of net periodic benefit costs for the three and nine months ended September 30, 2013 and 2012 is as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Service cost	$51	$43	$153	$127
Interest cost	35	33	104	98
Expected return on plan assets	(54)	(44)	(160)	(132)
Amounts amortized	19	14	56	44

Net periodic benefit costs	$51	$46	$153	$137

The Company has not made any cash contributions to its qualified pension plans during the nine months ended September 30, 2013 and does not expect to make any discretionary cash contributions to the qualified pension plans during the remainder of 2013. For the nonqualified pension plan, the Company contributed $5 million during the nine months ended September 30, 2013 and will continue to make contributions during the remainder of 2013 to the extent benefits are paid.

11.	MERGER-RELATED AND RESTRUCTURING COSTS

Merger-related and restructuring costs for the three and nine months ended September 30, 2013 and 2012 consisted of (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Merger-related costs	$2	$7	$9	$50
Restructuring costs	21	25	72	48

Total merger-related and restructuring costs	$23	$32	$81	$98

Merger-related Costs

Through September 30, 2013, the Company incurred merger-related costs of $63 million primarily due to severance costs and legal, professional and other fees incurred in connection with the acquisition of Insight Communications Company, Inc. and made cash payments of $56 million. Changes in the Company’s accruals for merger-related costs are presented below (in millions):

	Employee Termination Costs	Other Costs	Total
Costs incurred	$22	$32	$54
Cash paid(a)	(15)	(25)	(40)

Remaining liability as of December 31, 2012	7	7	14
Costs incurred	—	9	9
Cash paid	(4)	(12)	(16)

Remaining liability as of September 30, 2013(b)	$3	$4	$7

(a)	Of the total cash paid in 2012, $37 million was paid during the nine months ended September 30, 2012.
(b)

Of the remaining liability as of September 30, 2013, $6 million is classified as a current liability, with the remaining amount classified as a noncurrent liability in the consolidated balance sheet. Amounts are expected to be paid through January 2015.

TIME WARNER CABLE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Restructuring Costs

Through September 30, 2013, the Company incurred restructuring costs to improve operating efficiency of $326 million and made cash payments of $302 million. The Company expects to incur additional restructuring costs during the remainder of 2013 primarily related to employee terminations in connection with initiatives intended to improve operating efficiency. Changes in the Company’s restructuring reserves are presented below (in millions):

	Employee Termination Costs	Other Exit Costs	Total
Remaining liability as of December 31, 2011	$29	$4	$33
Costs incurred	46	15	61
Cash paid(a)	(51)	(16)	(67)

Remaining liability as of December 31, 2012	24	3	27
Costs incurred	59	13	72
Cash paid	(63)	(12)	(75)

Remaining liability as of September 30, 2013(b)	$20	$4	$24

(a)	Of the total cash paid in 2012, $55 million was paid during the nine months ended September 30, 2012.
(b)

Of the remaining liability as of September 30, 2013, $22 million is classified as a current liability, with the remaining amount classified as a noncurrent liability in the consolidated balance sheet. Amounts are expected to be paid through March 2016.

12.	INCOME TAXES

For the three months ended September 30, 2013 and 2012, the Company recorded income tax provisions of $249 million and $379 million, respectively. For the nine months ended September 30, 2013 and 2012, the Company recorded income tax provisions of $828 million and $920 million, respectively. The effective tax rates were 31.9% for both the three months ended September 30, 2013 and 2012 and 36.9% and 35.9% for the nine months ended September 30, 2013 and 2012, respectively.

The income tax provisions and the effective tax rates for the three and nine months ended September 30, 2013 include a benefit of $59 million related to state and local tax matters, including $27 million resulting from income tax reform legislation enacted in North Carolina, which, along with other changes, phases in a reduction in North Carolina’s corporate income tax rate over several years.

The income tax provisions and the effective tax rates for the three and nine months ended September 30, 2012 include a benefit of $63 million related to a change in the tax rate applied to calculate the Company’s net deferred income tax liability as a result of an internal reorganization effective on September 30, 2012 and a benefit of $46 million related to the reversal of a valuation allowance against a deferred income tax asset associated with the Company’s investment in Clearwire Corporation (“Clearwire”).

13.	COMMITMENTS AND CONTINGENCIES

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

TIME WARNER CABLE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

As of September 30, 2013, the minimum rental commitments under long-term operating leases during the next five years are $38 million for the three months ended December 31, 2013, $146 million in 2014, $135 million in 2015, $126 million in 2016, $97 million in 2017 and $352 million thereafter.

The following table summarizes the Company’s aggregate contractual obligations outstanding as of September 30, 2013 under certain programming and content, voice and high-speed data connectivity and other agreements and the estimated timing and effect that such obligations are expected to have on the Company’s liquidity and cash flows in future periods (in millions):

2013(a)	$1,451
2014-2015	8,884
2016-2017	6,600
Thereafter	14,554

Total	$31,489

(a)	2013 amounts represent the Company’s contractual obligations for the three months ended December 31, 2013.

Programming and content purchases represent contracts that the Company has with cable television networks and broadcast stations to provide programming services to its subscribers. The amounts included above represent estimates of the future programming costs for these contract requirements and commitments based on subscriber numbers and tier placement as of September 30, 2013 applied to the per-subscriber rates contained in these contracts. Actual amounts due under such contracts may differ from the amounts above based on the actual subscriber numbers and tier placements. These amounts also include programming rights negotiated directly with content owners for distribution on TWC-owned or managed channels or networks.

Voice connectivity obligations relate to transport, switching and interconnection services, primarily provided by Sprint Corporation (“Sprint”), that allow for the origination and termination of local and long-distance telephony traffic. These expenses also include related technical support services. The Company is in an ongoing process of replacing Sprint as the provider of transport, switching and interconnection services. There is generally no obligation to purchase these services if the Company is not providing voice service. The amounts included above are estimated based on the number of voice subscribers as of September 30, 2013 and the per-subscriber contractual rates contained in the contracts that were in effect as of September 30, 2013 and also reflect the replacement of Sprint, which is expected to be completed in the first quarter of 2014.

High-speed data connectivity obligations are based on the contractual terms for bandwidth circuits that were in use as of September 30, 2013.

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

On August 9, 2010, the plaintiffs in Michelle Downs and Laurie Jarrett, et al. v. Insight Communications Company, L.P. filed a second amended complaint in a purported class action in the U.S. District Court for the Western District of Kentucky alleging that Insight Communications Company, L.P. violated Section 1 of the Sherman Antitrust Act by tying the sales of

TIME WARNER CABLE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

premium cable television services to the leasing of set-top converter boxes, which is similar to the federal claim against the Company in In re: Set-Top Cable Television Box Antitrust Litigation, discussed above. The plaintiffs are seeking, among other things, unspecified treble monetary damages and an injunction to cease such alleged practices. On July 19, 2013, the Company filed a motion for summary judgment, which argued that Insight Communications Company, L.P. did not coerce the plaintiffs to lease a set-top converter box, a necessary element of the plaintiffs’ claim. The Company intends to defend against this lawsuit vigorously, but is unable to predict the outcome of this lawsuit or reasonably estimate a range of possible loss.

On August 7, 2009, the plaintiffs in Jessica Fink, et al. v. Time Warner Cable Inc. filed an amended complaint in a purported class action in the U.S. District Court for the Southern District of New York alleging that the Company uses a throttling technique which intentionally delays and/or blocks a user’s high-speed data service. The plaintiffs sought unspecified monetary damages, injunctive relief and attorneys’ fees. On December 23, 2011, the district court granted with prejudice the Company’s motion to dismiss the plaintiffs’ second amended complaint and, on May 6, 2013, the U.S. Court of Appeals for the Second Circuit affirmed the district court’s decision. The plaintiffs did not appeal the decision and the action is terminated.

The Company is the defendant in three purported class action lawsuits alleging breach of contract and violation of various state consumer protection statutes in connection with the Company’s high-speed data modem fee. On November 30, 2012, the plaintiffs in Fred W. Elmore v. Time Warner Cable Inc. (the “Elmore lawsuit”) filed a complaint in a purported class action in the U.S. District Court for the District of South Carolina alleging that the Company breached its contract with customers and violated South Carolina state consumer protection statutes by charging a fee for the provision of a high-speed data modem. On February 4, 2013, the plaintiffs in Mark Cox v. Time Warner Cable Inc. (the “Cox lawsuit”) filed an amended complaint in a purported class action in the U.S. District Court for the District of South Carolina alleging that the Company breached its contract with customers whose high-speed data service is provided as part of a promotional package by charging a fee for the provision of a high-speed data modem. On February 26, 2013, the plaintiffs in Lorraine Damato, et al. v. Time Warner Cable Inc. (the “Damato lawsuit”) filed a complaint in a purported class action in the U.S. District Court for the Eastern District of New York alleging that the Company breached its contract with customers and violated New York, New Jersey and California state consumer protection statutes by charging a fee for the provision of a high-speed data modem. In each case, the plaintiffs are seeking, among other things, unspecified monetary damages and an injunction to prevent the Company from charging a fee for the provision of a high-speed data modem. On July 30, 2013, the U.S. District Court for the Eastern District of New York stayed the action and granted the Company’s motion to compel arbitration in the Damato lawsuit and, on September 30, 2013, the U.S. District Court for the District of South Carolina granted the Company’s motions to dismiss and compel arbitration in each of the Elmore and Cox lawsuits. Each of the arbitrations is limited to the named plaintiffs. The Company intends to defend against these lawsuits vigorously, but is unable to predict the outcome of the lawsuits or reasonably estimate a range of possible loss.

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

TIME WARNER CABLE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

The Federal Trade Commission (the “FTC”) served the Company with a civil investigative demand (“CID”) on June 18, 2012 and another CID on August 2, 2012, each addressing the Company’s practices and policies relating to the use of credit bureaus. TWC has responded to portions of the CIDs as well as a few supplemental requests from the FTC. On February 12, 2013, TWC received a supplemental CID from the FTC, requesting additional information about how the Company informs customers who, based on a review of their credit scores, are required to pay a deposit or make an advance payment. The Company has settled this investigation, subject to final FTC and court approval, on terms that are not material to the Company.

In March 2003, the interests in cable networks and filmed entertainment held by Time Warner Entertainment Company, L.P. (“TWE”) were transferred to Time Warner and all of Time Warner’s interests in cable systems were transferred to the Company (the “TWE Restructuring”). As part of the TWE Restructuring, Time Warner agreed to indemnify the Company from and against any and all liabilities relating to, arising out of or resulting from specified litigation matters brought against the TWE non-cable businesses. Although Time Warner has agreed to indemnify the Company against such liabilities, TWE remains a named party in certain litigation matters. In connection with an internal reorganization, on September 30, 2012, TWE merged with and into Time Warner Cable Enterprises LLC (“TWCE”), with TWCE as the surviving entity.

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

TIME WARNER CABLE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

14.	ADDITIONAL FINANCIAL INFORMATION

Other Current Assets

Other current assets as of September 30, 2013 and December 31, 2012 consisted of (in millions):

	September 30,	December 31,
	2013	2012
Prepaid income taxes	$112	$23
Other prepaid expenses	172	165
Other current assets	45	35

Total other current assets	$329	$223

Other Current Liabilities

Other current liabilities as of September 30, 2013 and December 31, 2012 consisted of (in millions):

	September 30,	December 31,
	2013	2012
Accrued interest	$438	$586
Accrued compensation and benefits	363	384
Accrued insurance	180	169
Accrued franchise fees	145	168
Accrued sales and other taxes	127	99
Other accrued expenses	383	399

Total other current liabilities	$1,636	$1,805

Revenue

Revenue for the three and nine months ended September 30, 2013 and 2012 consisted of (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Residential services	$4,579	$4,548	$13,822	$13,598
Business services	594	493	1,696	1,386
Advertising	253	264	741	740
Other	92	58	284	177

Total revenue	$5,518	$5,363	$16,543	$15,901

Interest Expense, Net

Interest expense, net, for the three and nine months ended September 30, 2013 and 2012 consisted of (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Interest expense	$(379)	$(404)	$(1,178)	$(1,210)
Interest income	—	2	3	6

Interest expense, net	$(379)	$(402)	$(1,175)	$(1,204)

TIME WARNER CABLE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Other Income, Net

Other income, net, for the three and nine months ended September 30, 2013 and 2012 consisted of (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Income from equity-method investments, net(a)	$2	$438	$16	$445
Gain on sale of investment in Clearwire	—	64	—	64
Loss on equity award reimbursement obligation to Time Warner	(3)	(7)	(8)	(5)
Other investment losses(b)	—	—	—	(12)
Other	1	1	2	1

Other income, net	$—	$496	$10	$493

(a)

Income from equity-method investments, net, for the three and nine months ended September 30, 2012 primarily consists of a pretax gain of $430 million associated with SpectrumCo, LLC’s (“SpectrumCo”) sale of its advanced wireless spectrum licenses to Cellco Partnership (doing business as Verizon Wireless). SpectrumCo is a joint venture between TWC, Comcast Corporation and Bright House Networks, LLC.

(b)	Other investment losses in 2012 represents an impairment of the Company’s investment in Canoe Ventures LLC, an equity-method investee.

Related Party Transactions

A summary of TWC’s transactions with related parties (e.g., equity-method investees) for the three and nine months ended September 30, 2013 and 2012 is as follows (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Revenue	$2	$3	$6	$8
Cost of revenue	(49)	(56)	(162)	(183)

Supplemental Cash Flow Information

Additional financial information with respect to cash (payments) and receipts for the nine months ended September 30, 2013 and 2012 is as follows (in millions):

	Nine Months Ended September 30,
	2013	2012
Cash paid for interest	$(1,425)	$(1,433)
Interest income received(a)	121	131

Cash paid for interest, net	$(1,304)	$(1,302)

Cash paid for income taxes	$(472)	$(300)
Cash refunds of income taxes	1	9

Cash paid for income taxes, net	$(471)	$(291)

(a)	Interest income received includes amounts received under interest rate swap contracts.

The consolidated statement of cash flows for the nine months ended September 30, 2013 includes purchases of short-term investments in U.S. Treasury securities of $575 million (included in purchases of investments), which have original maturities of six months, and proceeds from the maturity of short-term investments in U.S. Treasury securities of $475 million (included in proceeds from sale, maturity and collection of investments). As of September 30, 2013 and December 31, 2012, short-term investments in U.S. Treasury securities, classified as held-to-maturity, have amortized costs of $250 million and $150 million, respectively, which approximates fair value.

TIME WARNER CABLE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The consolidated statement of cash flows for the nine months ended September 30, 2013 and 2012 does not reflect $21 million and $24 million, respectively, of common stock repurchases that were included in other current liabilities as of September 30, 2013 and 2012, respectively, for which payment was made in October 2013 and 2012, respectively.

15.	CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

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

TIME WARNER CABLE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The Company’s condensed consolidating financial information as of September 30, 2013 and December 31, 2012 and for the three and nine months ended September 30, 2013 and 2012 is as follows (in millions):

Condensed Consolidating Balance Sheet as of September 30, 2013

	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	TWC Consolidated
ASSETS
Current assets:
Cash and equivalents	$656	$—	$220	$—	$876
Short-term investments in U.S. Treasury securities	250	—	—	—	250
Receivables, net	45	—	847	—	892
Receivables from affiliated parties	128	—	28	(156)	—
Deferred income tax assets	4	7	298	—	309
Other current assets	133	15	181	—	329

Total current assets	1,216	22	1,574	(156)	2,656
Investments in and amounts due from consolidated subsidiaries	41,913	33,488	6,218	(81,619)	—
Investments	16	54	13	—	83
Property, plant and equipment, net	—	31	14,596	—	14,627
Intangible assets subject to amortization, net	—	7	566	—	573
Intangible assets not subject to amortization	—	—	26,012	—	26,012
Goodwill	—	—	2,886	—	2,886
Other assets	510	—	84	—	594

Total assets	$43,655	$33,602	$51,949	$(81,775)	$47,431

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$—	$—	$468	$—	$468
Deferred revenue and subscriber-related liabilities	—	—	192	—	192
Payables to affiliated parties	28	—	128	(156)	—
Accrued programming expense	—	—	897	—	897
Current maturities of long-term debt	1,769	—	2	—	1,771
Other current liabilities	476	66	1,094	—	1,636

Total current liabilities	2,273	66	2,781	(156)	4,964
Long-term debt	21,168	2,066	27	—	23,261
Deferred income tax liabilities, net	40	325	11,349	—	11,714
Long-term payables to affiliated parties	7,641	—	8,702	(16,343)	—
Other liabilities	345	1	480	—	826
TWC shareholders’ equity:
Due to (from) TWC and subsidiaries	5,526	(11)	(5,515)	—	—
Other TWC shareholders’ equity	6,662	31,155	34,121	(65,276)	6,662

Total TWC shareholders’ equity	12,188	31,144	28,606	(65,276)	6,662
Noncontrolling interests	—	—	4	—	4

Total equity	12,188	31,144	28,610	(65,276)	6,666

Total liabilities and equity	$43,655	$33,602	$51,949	$(81,775)	$47,431

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

TIME WARNER CABLE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Condensed Consolidating Statement of Operations for the Three Months Ended September 30, 2013

	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	TWC Consolidated
Revenue	$—	$—	$5,518	$—	$5,518

Cost of revenue	—	—	2,564	—	2,564
Selling, general and administrative	—	—	949	—	949
Depreciation	—	—	790	—	790
Amortization	—	—	32	—	32
Merger-related and restructuring costs	—	—	23	—	23

Total costs and expenses	—	—	4,358	—	4,358

Operating Income	—	—	1,160	—	1,160
Equity in pretax income (loss) of consolidated subsidiaries	834	763	(2)	(1,595)	—
Interest expense, net	(53)	(1)	(325)	—	(379)
Other income (expense), net	—	(2)	2	—	—

Income before income taxes	781	760	835	(1,595)	781
Income tax provision	(249)	(252)	(245)	497	(249)

Net income	532	508	590	(1,098)	532
Less: Net income attributable to noncontrolling interests	—	—	—	—	—

Net income attributable to TWC shareholders	$532	$508	$590	$(1,098)	$532

Condensed Consolidating Statement of Comprehensive Income for the Three Months Ended September 30, 2013

	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	TWC Consolidated
Net income	$532	$508	$590	$(1,098)	$532
Change in accumulated unrealized losses on pension benefit obligation, net of tax	10	—	—	—	10
Change in accumulated deferred gains (losses) on cash flow hedges, net of tax	77	—	—	—	77

Other comprehensive income	87	—	—	—	87

Comprehensive income	619	508	590	(1,098)	619
Less: Comprehensive income attributable to noncontrolling interests	—	—	—	—	—

Comprehensive income attributable to TWC shareholders	$619	$508	$590	$(1,098)	$619

TIME WARNER CABLE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Condensed Consolidating Statement of Operations for the Three Months Ended September 30, 2012

	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	TWC Consolidated
Revenue	$—	$—	$5,363	$—	$5,363

Cost of revenue	—	—	2,499	—	2,499
Selling, general and administrative	—	—	918	—	918
Depreciation	—	—	789	—	789
Amortization	—	—	31	—	31
Merger-related and restructuring costs	2	—	30	—	32

Total costs and expenses	2	—	4,267	—	4,269

Operating Income (Loss)	(2)	—	1,096	—	1,094
Equity in pretax income of consolidated subsidiaries	1,255	803	232	(2,290)	—
Interest expense, net	(67)	(46)	(289)	—	(402)
Other income, net	1	432	63	—	496

Income before income taxes	1,187	1,189	1,102	(2,290)	1,188
Income tax provision	(379)	(431)	(307)	738	(379)

Net income	808	758	795	(1,552)	809
Less: Net income attributable to noncontrolling interests	—	—	(1)	—	(1)

Net income attributable to TWC shareholders	$808	$758	$794	$(1,552)	$808

Condensed Consolidating Statement of Comprehensive Income for the Three Months Ended September 30, 2012

	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	TWC Consolidated
Net income	$808	$758	$795	$(1,552)	$809
Change in accumulated unrealized losses on pension benefit obligation, net of tax	7	—	—	—	7
Change in accumulated deferred gains (losses) on cash flow hedges, net of tax	46	—	—	—	46

Other comprehensive income	53	—	—	—	53

Comprehensive income	861	758	795	(1,552)	862
Less: Comprehensive income attributable to noncontrolling interests	—	—	(1)	—	(1)

Comprehensive income attributable to TWC shareholders	$861	$758	$794	$(1,552)	$861

TIME WARNER CABLE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Condensed Consolidating Statement of Operations for the Nine Months Ended September 30, 2013

	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	TWC Consolidated
Revenue	$—	$—	$16,543	$—	$16,543

Cost of revenue	—	—	7,764	—	7,764
Selling, general and administrative	—	—	2,825	—	2,825
Depreciation	—	—	2,371	—	2,371
Amortization	—	—	95	—	95
Merger-related and restructuring costs	—	—	81	—	81

Total costs and expenses	—	—	13,136	—	13,136

Operating Income	—	—	3,407	—	3,407
Equity in pretax income (loss) of consolidated subsidiaries	2,424	2,288	(1)	(4,711)	—
Interest expense, net	(183)	(2)	(990)	—	(1,175)
Other income, net	1	1	8	—	10

Income before income taxes	2,242	2,287	2,424	(4,711)	2,242
Income tax provision	(828)	(854)	(797)	1,651	(828)

Net income	1,414	1,433	1,627	(3,060)	1,414
Less: Net income attributable to noncontrolling interests	—	—	—	—	—

Net income attributable to TWC shareholders	$1,414	$1,433	$1,627	$(3,060)	$1,414

Condensed Consolidating Statement of Comprehensive Income for the Nine Months Ended September 30, 2013

	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	TWC Consolidated
Net income	$1,414	$1,433	$1,627	$(3,060)	$1,414
Change in accumulated unrealized losses on pension benefit obligation, net of tax	56	—	—	—	56
Change in accumulated deferred gains (losses) on cash flow hedges, net of tax	91	—	—	—	91

Other comprehensive income	147	—	—	—	147

Comprehensive income	1,561	1,433	1,627	(3,060)	1,561
Less: Comprehensive income attributable to noncontrolling interests	—	—	—	—	—

Comprehensive income attributable to TWC shareholders	$1,561	$1,433	$1,627	$(3,060)	$1,561

TIME WARNER CABLE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Condensed Consolidating Statement of Operations for the Nine Months Ended September 30, 2012

	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	TWC Consolidated
Revenue	$—	$—	$15,901	$—	$15,901

Cost of revenue	—	—	7,377	—	7,377
Selling, general and administrative	—	—	2,694	—	2,694
Depreciation	—	—	2,377	—	2,377
Amortization	—	—	79	—	79
Merger-related and restructuring costs	24	—	74	—	98

Total costs and expenses	24	—	12,601	—	12,625

Operating Income (Loss)	(24)	—	3,300	—	3,276
Equity in pretax income of consolidated subsidiaries	2,814	2,474	163	(5,451)	—
Interest expense, net	(230)	(145)	(829)	—	(1,204)
Other income, net	1	417	75	—	493

Income before income taxes	2,561	2,746	2,709	(5,451)	2,565
Income tax provision	(919)	(1,043)	(878)	1,920	(920)

Net income	1,642	1,703	1,831	(3,531)	1,645
Less: Net income attributable to noncontrolling interests	—	—	(3)	—	(3)

Net income attributable to TWC shareholders	$1,642	$1,703	$1,828	$(3,531)	$1,642

Condensed Consolidating Statement of Comprehensive Income for the Nine Months Ended September 30, 2012

	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	TWC Consolidated
Net income	$1,642	$1,703	$1,831	$(3,531)	$1,645
Change in accumulated unrealized losses on pension benefit obligation, net of tax	9	—	—	—	9
Change in accumulated deferred gains (losses) on cash flow hedges, net of tax	9	—	—	—	9

Other comprehensive income	18	—	—	—	18

Comprehensive income	1,660	1,703	1,831	(3,531)	1,663
Less: Comprehensive income attributable to noncontrolling interests	—	—	(3)	—	(3)

Comprehensive income attributable to TWC shareholders	$1,660	$1,703	$1,828	$(3,531)	$1,660

TIME WARNER CABLE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Condensed Consolidating Statement of Cash Flows for the Nine Months Ended September 30, 2013

	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	TWC Consolidated
Cash provided (used) by operating activities	$(239)	$(361)	$4,754	$—	$4,154

INVESTING ACTIVITIES
Capital expenditures	—	—	(2,371)	—	(2,371)
Purchases of investments	(575)	(11)	—	—	(586)
Return of capital from investees	—	7	—	—	7
Proceeds from sale, maturity and collection of investments	476	—	—	—	476
Acquisition of intangible assets	—	(3)	(27)	—	(30)
Other investing activities	—	—	19	—	19

Cash used by investing activities	(99)	(7)	(2,379)	—	(2,485)

FINANCING ACTIVITIES
Repayments of long-term debt	(1,500)	—	—	—	(1,500)
Redemption of mandatorily redeemable preferred equity	—	—	(300)	—	(300)
Repurchases of common stock	(1,856)	—	—	—	(1,856)
Dividends paid	(573)	—	—	—	(573)
Proceeds from exercise of stock options	124	—	—	—	124
Excess tax benefit from equity-based compensation	81	—	—	—	81
Taxes paid in cash in lieu of shares issued for equity-based compensation	—	—	(64)	—	(64)
Net change in investments in and amounts due from consolidated subsidiaries	2,552	368	(2,920)	—	—
Other financing activities	(8)	—	(1)	—	(9)

Cash provided (used) by financing activities	(1,180)	368	(3,285)	—	(4,097)

Decrease in cash and equivalents	(1,518)	—	(910)	—	(2,428)
Cash and equivalents at beginning of period	2,174	—	1,130	—	3,304

Cash and equivalents at end of period	$656	$—	$220	$—	$876

TIME WARNER CABLE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Condensed Consolidating Statement of Cash Flows for the Nine Months Ended September 30, 2012

	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	TWC Consolidated
Cash provided (used) by operating activities	$41	$(661)	$4,735	$—	$4,115

INVESTING ACTIVITIES
Capital expenditures	—	—	(2,191)	—	(2,191)
Business acquisitions, net of cash acquired	(1,350)	—	10	—	(1,340)
Purchases of investments	—	(16)	(41)	—	(57)
Return of capital from investees	—	1,112	—	—	1,112
Acquisition of intangible assets	(3)	—	(24)	—	(27)
Investments in (distributions and sale proceeds from) consolidated subsidiaries	—	—	(363)	363	—
Other investing activities	—	—	21	—	21

Cash provided (used) by investing activities	(1,353)	1,096	(2,588)	363	(2,482)

FINANCING ACTIVITIES
Short-term borrowings, net	363	—	—	(363)	—
Proceeds from issuance of long-term debt	2,258	—	—	—	2,258
Repayments of long-term debt	(1,500)	(250)	—	—	(1,750)
Repayments of long-term debt assumed in acquisitions	—	—	(1,730)	—	(1,730)
Debt issuance costs	(25)	—	—	—	(25)
Repurchases of common stock	(1,287)	—	—	—	(1,287)
Dividends paid	(529)	—	—	—	(529)
Proceeds from exercise of stock options	124	—	—	—	124
Excess tax benefit from equity-based compensation	55	—	18	—	73
Taxes paid in cash in lieu of shares issued for equity-based compensation	—	—	(43)	—	(43)
Net change in investments in and amounts due from consolidated subsidiaries	292	(185)	(107)	—	—
Other financing activities	(16)	—	(32)	—	(48)

Cash used by financing activities	(265)	(435)	(1,894)	(363)	(2,957)

Increase (decrease) in cash and equivalents	(1,577)	—	253	—	(1,324)
Cash and equivalents at beginning of period	4,372	—	805	—	5,177

Cash and equivalents at end of period	$2,795	$—	$1,058	$—	$3,853

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

The following table provides information about the Company’s purchases of equity securities registered by the Company pursuant to Section 12 of the Securities Exchange Act of 1934, as amended, during the quarter ended September 30, 2013.

	Total Number of Shares Purchased	Average Price Paid Per Share(a)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(b)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(c)
July 1, 2013 - July 31, 2013	1,808,366	$114.42	1,808,366	$3,952,508,556
August 1, 2013 - August 31, 2013	1,708,729	111.62	1,708,729	3,761,772,756
September 1, 2013 - September 30, 2013	1,329,973	111.28	1,329,973	3,613,773,912

Total	4,847,068	112.57	4,847,068

(a)	The calculation of the average price paid per share does not give effect to any fees, commissions and other costs associated with the repurchase of such shares.
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

Date: October 31, 2013

EXHIBIT INDEX

Pursuant to Item 601 of Regulation S-K

Exhibit Number	Description

10.1

Employment Agreement, entered into on, and effective as of, July 25, 2013, between Time Warner Cable Inc. and Robert D. Marcus (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated July 25, 2013 and filed with the Securities and Exchange Commission (the “SEC”) on July 29, 2013).*

31.1

Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013.

31.2

Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013.

32

Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013.†

101

The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, filed with the SEC on October 31, 2013, formatted in eXtensible Business Reporting Language:

(i) Consolidated Balance Sheet as of September 30, 2013 and December 31, 2012, (ii) Consolidated Statement of Operations for the three and nine months ended September 30, 2013 and 2012, (iii) Consolidated Statement of Comprehensive Income for the three and nine months ended September 30, 2013 and 2012, (iv) Consolidated Statement of Cash Flows for the nine months ended September 30, 2013 and 2012, (v) Consolidated Statement of Equity for the nine months ended September 30, 2013 and 2012 and (vi) Notes to Consolidated Financial Statements.

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