Form 10-K
period 2013-12-31
TIME WARNER CABLE INC.
filed 2014-02-18
CIK 1377013

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☑

As of the close of business on February 13, 2014, there were 277,451,193 shares of the registrant’s Common Stock outstanding. The aggregate market value of the registrant’s voting and non-voting common equity securities held by non-affiliates of the registrant (based upon the closing price of such shares on the New York Stock Exchange on June 28, 2013) was approximately $32.3 billion.

DOCUMENTS INCORPORATED BY REFERENCE

Description of document	Part of the Form 10-K
Portions of the definitive Proxy Statement to be used in connection with the registrant’s 2014 Annual Meeting of Stockholders	Part III (Item 10 through Item 14) (Portions of Items 10 and 12 are not incorporated by reference and are provided herein)

PART I	1
Item 1. Business.	1
Item 1A. Risk Factors.	15
Item 1B. Unresolved Staff Comments.	21
Item 2. Properties.	21
Item 3. Legal Proceedings.	22
Item 4. Mine Safety Disclosures	22
PART II	25
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.	25
Item 6. Selected Financial Data.	25
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.	25
Item 7A. Quantitative and Qualitative Disclosures About Market Risk.	25
Item 8. Financial Statements and Supplementary Data.	26
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.	26
Item 9A. Controls and Procedures.	26
Item 9B. Other Information.	26
PART III	27
Items 10, 11, 12, 13 and 14. Directors, Executive Officers and Corporate Governance; Executive Compensation; Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters; Certain Relationships and Related Transactions, and Director Independence; Principal Accounting Fees and Services.	27
PART IV	28
Item 15. Exhibits, Financial Statement Schedules.	28

PART I

Item 1. Business.

Overview

Time Warner Cable Inc. (together with its subsidiaries, “TWC” or the “Company”) is among the largest providers of video, high-speed data and voice services in the U.S., with technologically advanced, well-clustered cable systems located mainly in five geographic areas – New York State (including New York City), the Carolinas, the Midwest (including Ohio, Kentucky and Wisconsin), Southern California (including Los Angeles) and Texas. TWC’s mission is to connect its customers to the world – simply, reliably and with superior service. As of December 31, 2013, the Company served 14.4 million residential customers and 624,000 business customers. TWC also sells video and online advertising inventory to a variety of local, regional and national customers.

On February 12, 2014, the Company entered into an Agreement and Plan of Merger with Comcast Corporation (“Comcast”) whereby the Company agreed to merge with and into a 100% owned subsidiary of Comcast. Refer to “Management’s Discussion and Analysis of Results of Operations and Financial Condition—Overview—Recent Developments—Comcast Merger Agreement” for additional information.

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

Services

Residential Services

TWC offers video, high-speed data and voice services, as well as security and home management services, to residential customers.

Video Services

Programming. TWC’s video service provides over 300 channels (including, on average, over 180 high-definition (“HD”) channels) and 18,000 hours of video-on-demand (“VOD”) programming, which, increasingly, consumers can watch on the device of their choosing, both inside and outside the home. TWC offers various tiers and packages of video programming and music services ranging from a basic package with more than 20 channels to packages that include all programming services to which TWC has rights. TWC tailors some of its programming tiers and packages to appeal to specific groups of customers. For example, it offers specialty tiers of genre-based programming, such as Movie Pass and TWC Sports Pass, as well as an extensive amount of foreign-language programming, some available in packages and others on an à la carte basis. TWC’s residential video subscribers also may subscribe to premium network programming, such as HBO, Showtime, Starz and Cinemax and related offerings.

TWC’s residential video subscribers pay a monthly fee based on the video programming tier or package they receive. Subscribers to specialized tiers and premium networks are charged an additional monthly fee. Discounts are generally available for the purchase of multiple tiers, packages or services. The growing amount of HD programming is generally provided at no additional charge, with additional charges for packages of HD channels that do not have standard-definition counterparts.

During 2013, TWC began rolling out its first generation cloud-based set-top box programming guide, which features a graphically rich user interface, advanced search functionality and a more compelling digital video recorder (“DVR”) manager. TWC will continue to roll out these cloud-based set-top box guides during 2014.

Time-shifting. TWC provides a broad range of advanced services, such as VOD, DVRs and Start Over and Look Back services that give residential video subscribers control over when they watch their favorite programming.

TWC’s VOD service provides residential video subscribers with access to a wide selection of movies, programming from broadcast and cable networks, music videos, local programming and other content as a complement to the linear networks to which they subscribe. TWC’s VOD service also offers a wide selection of featured movies and special events on a VOD and pay-per-view basis. In addition, premium network (e.g., HBO) subscribers generally have access to the premium network’s VOD content without additional fees. During 2014, TWC plans to significantly increase its VOD library capacity to approximately 75,000 hours.

TWC offers equipment with DVR functionality that enables residential video subscribers to pause and/or rewind “live” television programs and record programs for future viewing. Subscribers pay an additional monthly fee for TWC’s DVR service. TWC also offers Whole House HD DVR, a multi-room DVR service, which allows a program recorded on a DVR to be watched through other compatible set-top boxes in a customer’s home. In addition, customers may program their DVRs remotely via a smartphone, tablet or computer. During 2014, TWC plans to begin deploying more-advanced six tuner DVRs with one terabyte of storage.

TWC also offers Start Over, which enables digital video subscribers using a TWC-provided set-top box to restart select “in progress” programs directly from the relevant channel and Look Back, which extends the window for viewing a program to 72 hours after it has aired.

New ways to watch. TWC, through its TWC TV apps, enables in-home viewing of up to 300 channels of live programming and over 4,000 hours of VOD programming on Apple iOS and Android tablets and smart phones, Amazon Kindle Fire, Roku Streaming Players, Samsung Smart TVs and Xbox 360 video game consoles, as well as on PC and Mac computers via www.twctv.com. In addition, subscribers are able to use their smartphone, tablet or computer as a remote control with the ability to access the interactive program guide and parental controls and change television channels on compatible TWC set-top boxes.

Through the same TWC TV apps, TWC also enables video subscribers to watch certain live channels and VOD titles on a “TV Everywhere” basis through the Internet outside the home. TWC offers customers online access with up to 24 live channels and 1,200 hours of VOD content from 40 networks. During 2014, TWC expects to continue to add programming to its TWC TV apps and increase the number of platforms on which it is available.

As of December 31, 2013, TWC served approximately 11.2 million residential video subscribers.

High-speed Data Services

TWC offers a variety of high-speed data service tiers, each with attributes tailored to meet the different needs of TWC’s subscribers. These tiers provide a range of speed (from up to 2 to 100 megabits per second (“Mbps”) downstream), price and consumption (unlimited, 30 gigabyte (“GB”) and 5 GB) levels. TWC’s high-speed data service also provides communication tools and personalized services, including email, PC security, parental controls and online radio, without any additional charge. TWC intends to increase high-speed data speeds to up to 300 Mbps downstream in Los Angeles and New York during 2014.

Most of TWC’s high-speed data customers have access to a nationwide network of more than 200,000 WiFi hotspots, referred to as “CableWi-Fi,” for no additional charge. CableWi-Fi is provided under agreements TWC has with a group of other U.S. cable companies to offer each other’s high-speed data subscribers access to their respective WiFi networks. As of December 31, 2013, TWC had deployed approximately 30,000 TWC WiFi Hotspots in high-traffic locations across Austin, Charlotte and Myrtle Beach, Hawaii, Kansas City, Los Angeles and New York City. TWC’s Basic and “Everyday Low Price” tier subscribers may access the TWC WiFi Hotspots and CableWi-Fi for a fee. During 2014, TWC intends to continue to increase the number of WiFi hotspots available to its high-speed data subscribers.

As of December 31, 2013, TWC served approximately 11.1 million residential high-speed data subscribers.

Voice Services

TWC’s residential voice services offer customers unlimited local and long-distance calling throughout the U.S. and to Canada and Puerto Rico, together with a variety of calling features, including call waiting, call forwarding, distinctive ring and caller ID on the customer’s telephone, computer or television, generally for a fixed monthly fee. TWC also offers a number of plan options that are designed to meet customers’ particular needs, including local-only, unlimited in-state and international calling plans, such as the Global Penny Phone Plan, which enables customers to call over 40 countries for only a penny per minute, and the International OnePrice Plan. TWC also provides a free web portal, VoiceZone, which allows voice subscribers to customize their service features, set up caller ID on personal computers and block unwanted calls. Customers with TWC’s voicemail service may also use VoiceZone to listen to, download and email their messages at no additional charge.

As of December 31, 2013, TWC served approximately 4.8 million residential voice subscribers.

IntelligentHome

TWC offers IntelligentHome, a next-generation home automation and monitoring service, in substantially all of its operating areas. TWC’s broadband cable system connects the customer’s in-home system to TWC’s technologically-advanced emergency response center with cellular backup support. In addition to providing traditional security and fire monitoring, the service allows customers to remotely arm or disarm their security system, monitor their home via indoor and outdoor cameras and remotely operate key home functions, including setting and controlling lights, thermostats and appliances. To obtain the IntelligentHome service, customers must subscribe to TWC’s high-speed data service at the “standard” tier or higher.

As of December 31, 2013, TWC served 44,000 IntelligentHome customers.

Residential Customer Care

TWC is focused on delivering responsive service and quick resolution of issues impacting its residential subscribers. During 2013, the Company introduced, among other initiatives, one hour service appointment windows, guaranteed home visits within 24 hours of a reported service outage, and escalated support for customers who contact customer support within 72 hours of a technical home visit. TWC’s EZ Connects program enables existing customers to self-install many of the Company’s services without the need for a service appointment, and the Company is focused on continuing to improve its installation process through customer education. During 2014, the Company plans to continue to introduce new customer care initiatives, such as fixed appointment times and the ability to contact the service technician directly on the service date. The Company also continues to focus on improving reliability and the technical quality of its network to avoid repeat trouble calls. See “—Technology.”

Business Services

TWC offers a wide and growing variety of products and services to business customers, including business connectivity, video, voice, hosting and cloud computing services. TWC offers these services at retail and wholesale, managed and unmanaged, and using its own network infrastructure and third-party infrastructure as required to meet customer needs. TWC’s retail customers range from small businesses with a single location to medium-sized and enterprise businesses with multiple locations as well as government, education and non-profit institutions. TWC’s wholesale customers are primarily other service providers, such as telecommunication carriers and network and managed services resellers.

Data Services

TWC offers business customers a variety of data services, including Internet access, network services and wholesale transport services with attributes tailored to meet the different needs of TWC’s business customers.

Internet access. TWC offers a variety of high-speed data service tiers, each with attributes tailored to meet the different needs of TWC’s business customers. TWC provides asymmetrical broadband Internet access to small businesses with downstream speeds up to 15 Mbps. In addition, TWC offers asymmetrical wideband Internet access with downstream speeds ranging from up to 35 to 100 Mbps. In 2014, TWC plans to increase asymmetrical wideband Internet access downstream speeds to up to 300 Mbps in Los Angeles and New York. TWC also provides dedicated Internet access to businesses over its fiber network, offering symmetrical speeds up to 10 gigabits per second (“Gbps”).

Network services. TWC offers Ethernet-based network services that enable businesses to interconnect their geographically dispersed locations and local area networks (“LANs”) in a private network, with speeds up to 10 Gbps. In addition, TWC offers 10 Gbps, point-to-point optical wave service on a limited basis.

Wholesale transport services. TWC offers wholesale transport services to wireless telephone providers for cell tower backhaul and to other service providers to connect customers that their own networks do not reach. With the acquisition of DukeNet Communications, LLC (“DukeNet”), TWC had 14,000 fiber connected cell towers as of December 31, 2013. For information about the DukeNet acquisition, see “Management’s Discussion and Analysis of Results of Operations and Financial Condition—Overview—Recent Developments—DukeNet Acquisition.”

As of December 31, 2013, TWC served 517,000 business high-speed data subscribers.

Video Services

TWC offers business customers a wide spectrum of video services, including a full range of video programming tiers and music services targeting businesses of different sizes and across key industries, such as hospitality, healthcare and education.

As of December 31, 2013, TWC served 196,000 business video subscribers.

Voice Services

TWC offers business customers voice services that include both multi-line phone service and trunk service.

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

Trunks. TWC’s trunk service is offered either through a Primary Rate Interface (“PRI”) or a Session Initiation Protocol (“SIP”) handoff to the customer. TWC’s PRI trunk service, Business Class PRI, offers medium-sized and enterprise business customers a range of trunk packages with up to 23 simultaneous voice calls on each trunk line and a set of voice usage plans. TWC’s SIP trunk service, Business Class SIP, offers medium-sized and enterprise business customers a range of trunk packages with up to 60 simultaneous voice calls with a set of voice usage plans and, during 2014, TWC plans to increase the number of simultaneous voice calls to as many as 200 calls. TWC introduced its SIP trunk service in 2013 in some of its service areas and, during 2014, it plans to deploy the service in its remaining service areas. TWC also provides the VoiceManager customer portal with each trunk service to enable customers to customize and manage the associated service features.

As of December 31, 2013, TWC served 275,000 business voice subscribers.

Managed and Outsourced IT Solutions and Cloud Services

TWC offers its data customers a number of managed and cloud services, including managed network security, domain name registration, online backup, hosted Microsoft Exchange and SharePoint and web hosting. Furthermore, through its NaviSite subsidiary, TWC provides a range of cloud solutions, including Infrastructure as a Service (“IaaS”) and Desktop as a Service (“DaaS”), and customized managed hosting, managed application and messaging solutions along with other related information technology (“IT”) solutions and professional services for medium-sized and enterprise customers across a variety of industries.

Advertising

TWC earns revenue by selling video and online advertising inventory to local, regional and national customers. Under its video programming agreements, TWC is typically entitled to two or three minutes of advertising time per hour that it can sell to third parties or retain for its own use. As discussed below, TWC has obtained the right to sell similar inventory on other video distributors’ systems. TWC also sells the video and online advertising inventory of its owned and operated local news, sports and lifestyle channels, such as Time Warner Cable News NY1, a 24-hour news channel focused on the New York metropolitan area, and its Time Warner Cable Central, or TWCC.com, portal to local and regional advertisers, and it sells advertising inventory on the Company’s two Los Angeles regional sports networks (“RSNs”), Time Warner Cable SportsNet and Time Warner Cable Deportes, which carry the Los Angeles Lakers’ basketball games and other sports programming (collectively, the “LA RSNs”).

The Company expects American Media Productions, LLC (“American Media Productions”) to launch SportsNet LA, an RSN that will carry the Los Angeles Dodgers’ baseball games and other sports programming, in February 2014. In accordance with long-term agreements with American Media Productions, TWC will act as the network’s exclusive advertising and affiliate sales agent.

In many locations, TWC has formed advertising “interconnects” or entered into representation agreements with contiguous cable system operators under which TWC sells advertising on behalf of those operators. This enables TWC to deliver commercials across wider geographic areas, replicating the reach of the local broadcast stations as much as possible. TWC also sells advertising inventory on behalf of other video distributors, including, among others, Verizon Communications Inc.’s (“Verizon”) FiOS, AT&T Inc.’s (“AT&T”) U-verse and Charter Communications, Inc. (“Charter”), in a number of cities and online display advertising on behalf of several third parties. In addition, TWC, together with Comcast and Cox Communications, Inc. (“Cox”), owns National Cable Communications LLC (“National Cable Communications”), which, on behalf of a number of cable operators, sells advertising time to national and regional advertisers. Through National Cable Communications, TWC is a party to an agreement to sell certain DIRECTV Group Inc. (“DIRECTV”) and DISH Network, LLC (“DISH Network”) advertising inventory.

Regional Sports and News Networks

In October 2012, TWC launched the LA RSNs, one in English and one in Spanish, that carry the Los Angeles Lakers’ basketball games as well as other regional sports programming. TWC has a long-term agreement with the Los Angeles Lakers for rights to distribute all locally available pre-season, regular season and post-season Los Angeles Lakers’ games. As of December 31, 2013, the LA RSNs are distributed by the majority of major video distributors to approximately 5.2 million subscribers. TWC also manages 26 local news channels, including Time Warner Cable News NY1, 16 local sports channels and ten local lifestyle channels, and it owns 26.8% of Sterling Entertainment Enterprises, LLC (doing business as SportsNet New York), a New York City-based regional sports network that carries New York Mets’ baseball games as well as other regional sports programming.

As discussed above, the Company expects American Media Productions to launch SportsNet LA in February 2014. In accordance with long-term agreements with American Media Productions, TWC will act as the network’s exclusive advertising and affiliate sales agent and will have certain branding and programming rights with respect to the network. In addition, TWC will provide certain production and technical services to American Media Productions.

Technology

TWC’s cable systems employ a hybrid fiber coaxial cable, or “HFC,” network. TWC transmits signals on these systems via laser-fed fiber optic cable from origination points known as “headends” and “hubs” to a group of distribution “nodes.” TWC uses coaxial cable to deliver these signals from the individual nodes to the homes and businesses they serve. In many locations, TWC has extended fiber and coaxial cable from the individual nodes to its customer’s site to support business data, networking and wholesale transport services. As of December 31, 2013, TWC had connected 860,000 serviceable commercial buildings to its network, with more than 58,000 of the buildings connected via serviceable fiber in addition to 14,000 fiber connected cell towers.

Historically, TWC has utilized local headends in each of its systems to receive, transcode and transmit video signals. TWC is transitioning from the use of local headends to two national centers. These national centers utilize TWC’s nationwide fiber backbone, which interconnects with TWC’s fiber-rich regional and metro rings, improving network efficiency and reliability throughout the Company’s systems. TWC also has its own content delivery network (“CDN”), over which the Company delivers managed Internet Protocol (“IP”) video service to its customers without reliance on third parties.

During 2014, TWC intends to introduce rigorous new performance standards for its operating plant in order to improve the reliability and performance of its services. As part of the initiative, the Company will continually monitor and assess node health under a proprietary scoring system, allowing it to promptly identify and remediate sub-par performance.

TWC has focused significant effort on optimizing available bandwidth on its network. TWC believes that its network architecture is sufficiently flexible and extensible to support its foreseeable requirements. To free up capacity, TWC has deployed a technology known as switched digital video (“SDV”) in all of its service areas. SDV technology expands network capacity by transmitting on a given node certain digital and HD video channels only when they are being watched by one or more customers served by that node. TWC received an Emmy award in 2008 for its efforts in SDV technology development. In addition to its use of SDV technology, TWC ceased delivering analog signals (going “all-digital”) in New York City during 2013 and its systems in Augusta, Maine and parts of Kentucky and Indiana are also “all-digital.” The conversion to “all-digital” allows TWC to reclaim spectrum currently dedicated to the delivery of analog video signals, thereby freeing additional capacity for high-speed data service and other uses. During 2014, TWC plans to convert all of its Los Angeles operating areas to “all-digital,” and TWC plans to convert additional operating areas to “all-digital” in the coming years.

Sources of Supply

TWC contracts with third parties for goods and services related to the delivery of its video, high-speed data and voice services.

Video programming. TWC carries local broadcast stations generally pursuant to the compulsory copyright provisions of the Copyright Act of 1976, as amended, as well as under either the Federal Communications Commission (the “FCC”) “must carry” rules or a written retransmission consent agreement with the relevant station owner. TWC has multi-year retransmission consent agreements in place with most of the television stations that it carries that have elected retransmission consent during the most-recent election cycle. For more information, see “—Regulatory Matters” below. Cable networks, including premium networks and related VOD content, are carried pursuant to affiliation agreements. TWC seeks to include in its agreements the rights to offer programming to its subscribers through multiple delivery platforms. TWC generally pays a monthly per subscriber fee for these cable services and for broadcast stations that elect retransmission consent. Payments to the providers of some premium networks may be based on a percentage of TWC’s gross receipts from subscriptions to the services. Generally, TWC obtains rights to carry VOD movies and events and to sell and/or rent online video programming via the TWCC.com Video Store through iN Demand L.L.C., a company in which TWC holds a minority interest. For more information, see “Risk Factors—Increases in programming and retransmission costs or the inability to obtain popular programming could adversely affect TWC’s operations and financial results.”

In addition, TWC has entered into long-term agreements to carry Los Angeles Lakers’ basketball games and other sports programming on its LA RSNs and to act as the exclusive advertising and affiliate sales agent for SportsNet LA, the American Media Productions’ RSN that will carry the Los Angeles Dodgers’ baseball games beginning in 2014. For more information about these agreements, see “—Services—Regional Sports and News Networks” above and “Risk Factors— TWC’s business may be adversely affected if it fails to reach distribution agreements providing for carriage of the Company’s RSNs or if such agreements are on unfavorable terms.”

Set-top boxes and network equipment. TWC purchases set-top boxes and conditional-access security cards (“CableCARDs”) from a limited number of suppliers and rents these devices to subscribers at monthly rates. See “—Regulatory Matters” below. TWC also purchases routers, switches and other network equipment from a limited number of providers. See “Risk Factors—TWC may not be able to obtain necessary hardware, software and operational support.”

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

Competition

Residential Services

TWC faces intense competition for residential services customers, both from existing competitors and, as a result of the rapid development of new technologies, services and products, from new entrants to the industry.

Principal Competitors

Incumbent local telephone companies. TWC’s residential video, high-speed data and voice services face competition from the video, digital subscriber line (“DSL”), wireless broadband and wireline and wireless phone offerings of AT&T and Verizon. TWC estimates that AT&T and Verizon have upgraded their networks in approximately 28% and 13%, respectively, of TWC’s operating areas to carry two-way video, high-speed data and IP-based telephony services, each of which is similar to the corresponding residential service offered by TWC. Moreover, AT&T and Verizon aggressively market and sell bundles of video, high-speed data and voice services plus, in some cases, wireless services, and they market cross-platform features with their wireless services. In addition, like TWC, both AT&T and Verizon offer services that allow subscribers to view programming on mobile devices. TWC also faces competition in some areas from the DSL, wireless broadband and phone offerings of smaller incumbent local telephone companies, such as Frontier Communications Corporation, CenturyLink, Inc., Cincinnati Bell, Inc. and Windstream Corp.

Direct broadcast satellite. TWC’s residential video service faces competition from direct broadcast satellite (“DBS”) services, primarily DISH Network and DIRECTV. DISH Network and DIRECTV offer satellite-delivered pre-packaged programming services that can be received by relatively small and inexpensive receiving dishes. These providers offer aggressive promotional pricing, exclusive programming (e.g., NFL Sunday Ticket) and video services that are comparable in many respects to TWC’s residential video service, including its DVR service and some of its interactive programming features.

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

Overbuilders. In some of TWC’s operating areas, other operators have built systems and offer video, high-speed data and voice services in competition with TWC. For example, in Kansas City, Kansas, TWC’s residential video and high-speed data services compete with Google Inc.’s (“Google”) recently launched video and broadband services. Google has announced its intention to launch video and broadband services in Austin, Texas during 2014, and it may decide to launch similar services in additional locations where TWC operates. In addition to Google, others, including RCN Telecom Services, LLC and WideOpenWest Finance, LLC (“WOW”), have overbuilt in parts of the Company’s service area.

Other Competition and Competitive Factors

Aside from competing with the video, high-speed data and voice services offered by incumbent local telephone companies, DBS providers and overbuilders, each of TWC’s residential services also faces competition from other companies that provide services on a stand-alone basis.

Video competition. TWC’s residential video service faces competition from a number of different sources, including companies that deliver movies, television shows and other video programming over broadband Internet connections, such as Hulu.com, Apple Inc.’s “iTunes,” Amazon.com, Inc.’s “Prime,” Netflix Inc.’s “Watch Instantly” and YouTube. Increasingly, content owners are utilizing Internet-based delivery of content directly to consumers, some without charging a fee for access to the content. Furthermore, due to consumer electronics innovations, consumers are able to watch such Internet-delivered content on television sets and mobile devices. TWC also competes with online order services with mail delivery, such as Netflix, and video rental stores.

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

Security and home management. TWC’s IntelligentHome services face competition from existing competitors such as The ADT Corporation, service providers such as telephone companies, including Verizon and AT&T, and companies that offer DBS services, including DISH Network and DIRECTV, as well as new entrants, such as Alarm.com, Inc. and NEST Labs, Inc. (which Google has entered into an agreement to acquire during 2014).

Additional competition. In addition to multi-channel video providers, cable systems compete with all other sources of news, information and entertainment, including over-the-air television broadcast reception, live events, movie theaters and the Internet. To the extent that TWC’s services converge with theirs, TWC competes with the manufacturers of consumer electronics products. For instance, TWC’s DVR service competes with similar services on devices manufactured by consumer electronics companies.

Business Services

TWC faces significant competition as to each of its business services offerings. Its business high-speed data, networking and voice services face competition from a variety of telecommunication carriers, including incumbent local telephone companies. TWC’s cell tower backhaul service also faces competition from traditional telephone companies as well as other carriers, such as metro and regional fiber-based carriers. TWC’s business video service faces competition from DBS providers. TWC also competes with cloud, hosting and related service providers and application-service providers.

Advertising

In advertising, TWC faces intense competition for advertising revenue across many different platforms and from a wide range of local and national competitors. Competition has increased and will likely continue to increase as new formats for advertising seek to attract the same advertisers. TWC competes for advertising revenue against, among others, local broadcast stations, national cable and broadcast networks, radio stations, print media and online advertising companies and content providers.

Employees

As of December 31, 2013, TWC had approximately 51,600 employees, including approximately 400 part-time employees. Approximately 4.5% of TWC’s employees are represented by labor unions. TWC considers its relations with its employees to be good.

Regulatory Matters

TWC’s business is subject, in part, to the Communications Act of 1934, as amended (the “Communications Act”), regulation by the FCC, and other regulation by federal, state, local and foreign authorities under applicable laws and regulations. Various legislative and regulatory proposals under consideration from time to time by the U.S. Congress (“Congress”) and various federal, state and local authorities have in the past materially affected TWC and may do so in the future. TWC is unable to predict whether any such proposals will be adopted and the extent to which such proposals may affect its business.

The following is a summary of current significant federal, state and local laws and regulations affecting the operation of TWC’s business as well as material potential future legal and regulatory requirements that could affect its business.

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

The Communications Act and the FCC’s regulations require a cable operator to devote, without compensation, up to one-third of its activated channel capacity for the mandatory carriage of local commercial television stations that elect “must carry.” The Communications Act and the FCC’s regulations give local non-commercial television stations mandatory carriage rights, but non-commercial stations do not have the option to negotiate retransmission consent for the carriage of their signals by cable systems. Additionally, cable systems must obtain retransmission consent for all “distant” commercial television stations (i.e., those television stations outside the designated market area to which a community is assigned) except for commercial satellite-delivered independent “superstations” and some low-power television stations.

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

The Communications Act also permits franchising authorities to negotiate with cable operators for channels for public, educational and governmental access programming. It also requires a cable system with 36 or more activated channels to designate 15 percent of its channel capacity for commercial leased access by third parties, which limits the amount of capacity TWC has available for other programming. The FCC regulates various aspects of such third-party commercial use of channel capacity on TWC’s cable systems, including the rates and some terms and conditions of the commercial use. These rules are the subject of an ongoing FCC proceeding, and recent FCC revisions to such rules requiring substantial reduction to the rates TWC can charge for leased access have been stayed pursuant to an appeal in the U.S. Court of Appeals for the Sixth Circuit. If implemented, these regulations could significantly increase the Company’s costs and burdens associated with leased access requirements.

Subscriber rates. The Communications Act and the FCC’s rules regulate and limit the rates that TWC may charge for basic cable service and equipment in communities that are not subject to “effective competition,” as defined by federal law. Where there has been no finding by the FCC of effective competition, federal law authorizes franchising authorities to regulate the monthly rates charged by the operator for the minimum level of video programming service, referred to as basic service tier or BST, which generally includes broadcast television signals, satellite-delivered broadcast networks and superstations, local origination channels, a few specialty networks and public access, educational and government channels. This regulation also applies to the installation, sale and lease of equipment used by subscribers to receive basic service, such as set-top boxes and remote control units. As of December 31, 2013, the FCC has determined that approximately 78% of the communities TWC serves are subject to “effective competition.”

Ownership limitations. There are various rules prohibiting joint ownership of cable systems and other kinds of communications facilities, including local telephone companies and multichannel multipoint distribution service facilities. The Communications Act also requires the FCC to adopt “reasonable limits” on the number of subscribers a cable operator may reach through systems in which it holds an ownership interest. In August 2009, the U.S. Court of Appeals for the D.C. Circuit reversed and vacated an FCC order establishing a 30% limit on the percentage of nationwide multichannel video subscribers that any single cable provider can serve. TWC is unable to predict when the FCC will take action to set new limits, if any. The Communications Act also requires the FCC to adopt “reasonable limits” on the number of channels that cable operators may fill with programming services in which they hold an ownership interest. The matter remains pending before the FCC. It is uncertain when the FCC will rule on this issue or how any regulation it adopts might affect TWC.

Pole attachment regulation. The Communications Act requires that investor-owned utilities provide cable systems and telecommunications carriers with non-discriminatory access to any pole, conduit or right-of-way controlled by those utilities. The Communications Act permits the FCC to regulate the rates, terms and conditions imposed by these utilities for cable systems’ and telecommunications carriers’ use of utility poles and conduit space. States are permitted to preempt FCC jurisdiction over pole attachments through certifying that they regulate the terms of attachments themselves. Many states in which TWC operates have done so. Rates for attachments used to provide “cable” services and “telecommunications” services are calculated under different provisions of the Communications Act, and the rates for telecommunications attachments have historically been higher than the rates for cable attachments. In June 2011, the FCC adopted a pole attachment rate formula that reduces the rates for telecommunications service pole attachments to levels that are at or near the rates for cable service attachments. However, in practice, the utility companies are able to rebut certain presumptions in the new formula, resulting in telecommunications service rates that are higher than the cable rate. In addition, the FCC is considering whether the pole attachment rate for cable companies’ Voice over Internet Protocol (“VoIP”) services should be assessed at the rate paid by telecommunications carriers. The FCC recently sought comment on a petition filed by Union Electric Company regarding the legal classification of VoIP services for purposes of assessing pole attachment rates. Some of the poles TWC uses are exempt from federal or state regulation because they are owned by utility cooperatives and municipal entities. These entities may not renew TWC’s existing agreements when they expire, and they may require TWC to pay substantially increased fees. A number of these entities are currently seeking to impose substantial rate increases. For further discussion of pole attachment rates, see the discussion in “Risk Factors—TWC may encounter substantially increased pole attachment costs.”

Equipment regulation. The FCC has adopted regulations intended to promote the retail availability and sale of set-top boxes and other equipment that can be used to receive digital video services. With the exception of certain one-way devices such as digital transport adapters (“DTAs”), these regulations prohibit cable operators from placing into service set-top boxes that perform both channel navigation and conditional access security functions. DBS operators are not subject to this requirement. In addition, the FCC has adopted regulations aimed at promoting the manufacture of plug-and-play television sets and other equipment that can connect directly to a cable system with a CableCARD and receive both one-way and two-way cable services. In 2010, the FCC adopted regulations requiring cable operators to provide a credit to customers who use equipment purchased at retail and allow them to self-install CableCARDs rather than having to arrange for an installation appointment. In January 2013, the U.S. Court of Appeals for the D.C. Circuit vacated some of these CableCard rules. The FCC may seek to readopt some or all of these rules, and may continue its earlier review of proposals to replace CableCards with a new “all-video” platform that would enable retail video devices to operate on any cable operator or MVPD system. TWC is unable to predict what, if any, proposals might be adopted and implemented or what effect such requirements may have on TWC’s video business.

In 2012, TWC joined with 14 other MVPDs and device manufactures to launch a Set-Top Box Energy Conservation Voluntary Agreement (the “Set-Top Box Agreement”) to continue to improve the energy efficiency of set-top boxes through 2017. Pursuant to the agreement, TWC committed to having at least ninety percent of all new set-top boxes deployed starting in 2014 meet U.S. EPA ENERGY STAR 3.0 efficiency standards. The Set-Top Box Agreement also establishes processes for verification of set-top box performance, annual public reporting on energy efficiency improvements and random audits of service providers by an independent administrator. In 2013, the Set-Top Box Agreement was expanded to add a number of energy efficiency advocates to the Steering Committee, include whole-home set-top boxes and gateways and establish more stringent energy conservation commitments that will become effective in 2017. In response to these changes, the U.S. Department of Energy announced that it is terminating its set-top box rulemaking proceedings.

Copyright regulation. TWC’s cable systems provide subscribers with, among other things, content from local and distant television broadcast stations. TWC generally does not obtain a license to use the copyrighted performances contained in these stations’ programming directly from content owners. Instead, in exchange for filing reports with the U.S. Copyright Office and contributing a percentage of basic service revenue to a federal copyright royalty pool, cable operators obtain rights to retransmit copyrighted material contained in broadcast signals pursuant to a statutory license. The elimination or substantial modification of this statutory copyright license has been the subject of ongoing legislative and administrative review and, if eliminated, modified or interpreted by the U.S. Copyright Office differently, could adversely affect TWC’s ability to obtain suitable programming and substantially increase TWC’s programming costs or copyright payments.

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

Program carriage. The Communications Act and the FCC’s “program carriage” rules restrict cable operators and MVPDs from unreasonably restraining the ability of an unaffiliated programming vendor to compete fairly by discriminating against the programming vendor on the basis of its non-affiliation in the selection, terms or conditions for carriage. In August 2011, the FCC issued an order, which, among other things, established rules regarding what a complaint must demonstrate to establish a prima facie case of a program carriage violation and established procedures for consideration by the FCC’s Media Bureau of a complainant’s request for a temporary standstill of the price, terms and other conditions of an existing programming contract pending the FCC’s resolution of a complaint proceeding. TWC and the National Cable and Telecommunications Association (“NCTA”) appealed the FCC’s order to the U.S. Court of Appeals for the Second Circuit, and, in September 2013, the court vacated the FCC’s temporary standstill rules, finding that they were promulgated in violation of the Administrative Procedure Act of 1946. However, the Court rejected TWC’s argument that the program carriage regime violated the First Amendment. Moreover, the FCC’s August 2011 order contained a proposed notice of new regulations that could further expand program carriage regulation. This rulemaking proceeding remains pending.

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

Cable Programming Services. The Communications Act and the FCC impose regulatory obligations on cable programming services, including the RSNs and local programming services provided by TWC. For instance, FCC regulations generally prevent cable networks affiliated with cable operators, with the exception of terrestrially delivered programming networks, from favoring affiliated cable operators over competing MVPDs such as DBS providers. In addition, the Communications Act and FCC rules had limited the ability of cable-affiliated cable networks to offer exclusive programming contracts to a cable operator. In October 2012, the FCC allowed a preemptive restriction on exclusive contracts to expire, while at the same time making clear that any such exclusive contract would be subject to a case-by-case review in response to a complaint alleging unfair methods or competition or unfair or deceptive acts that might prevent competitors from providing programming to consumers. The FCC is also considering proposals to establish presumptions that could make it easier for MVPDs to make complaints about exclusive contracts and to use buying groups to purchase programming. It is unclear whether the FCC will adopt such regulations and, if adopted, what impact such rules might have on TWC’s business.

High-speed Internet Access Services

TWC provides high-speed Internet access services over its existing cable facilities. In 2002, the FCC determined that cable-provided high-speed Internet access service is an interstate “information service” rather than a “cable service” or a “telecommunications service,” as those terms are defined in the Communications Act. That determination was later sustained by the U.S. Supreme Court. The “information service” classification means that the service is not subject to regulation as either a cable service or a telecommunications service under federal, state or local law, and any FCC regulation must be adopted pursuant to Title I of the Communications Act. In January 2014, the U.S. Court of Appeals for the D.C. Circuit determined that the FCC has the authority to regulate high-speed Internet access service pursuant to Section 706 of the Communications Act, which provides the FCC with the authority to adopt regulations designed to promote deployment of broadband Internet service. TWC’s high-speed Internet access services are also subject to a number of other requirements, including the Communications Assistance for Law Enforcement Act (“CALEA”), which requires that high-speed data providers implement certain network capabilities to assist law enforcement agencies in conducting surveillance of criminal suspects.

“Net neutrality” regulations. Over the past several years, disparate groups have adopted the term “net neutrality” in connection with their efforts to persuade Congress and regulators to adopt rules that could limit the ability of broadband Internet access providers to effectively manage or operate their broadband networks.

In December 2010, the FCC adopted “open Internet” or “net neutrality” regulations pursuant to its authority under Title I of the Communications Act imposing net neutrality obligations on broadband Internet access providers, including TWC. The rules, which became effective in November 2011, imposed transparency requirements on all broadband Internet access providers, prohibited all broadband Internet access providers from blocking access to lawful content, applications and services or non-harmful devices (the “anti-blocking rules”), and prohibited wireline broadband Internet access providers from unreasonably discriminating in transmitting lawful network traffic (the “non-discrimination rules”). The anti-blocking rules and the non-discrimination rules included exclusions for “reasonable network management.” In January 2014, the U.S. Court of Appeals for the D.C. Circuit vacated the anti-blocking rules and the non-discrimination rules, while finding that the FCC did have the statutory authority to implement some regulation of the Internet so long as its rules are consistent with Section 706 of the Communications Act and do not contravene other express statutory mandates. It is unclear whether and to what degree the FCC will pursue new net neutrality regulations or other regulation of broadband Internet access services. In addition, in light of the court’s decision, Congress could seek to adopt statutory net neutrality legislation.

For further discussion of “net neutrality” and its impact on TWC, see the discussion in “Risk Factors—‘Net neutrality’ legislation or regulation could limit TWC’s ability to operate its business profitably and to manage its broadband facilities efficiently.”

Voice Services

TWC currently offers residential and business voice services using VoIP technology. The FCC has declined to classify VoIP services as regulated telecommunications services or Title I information services, but has afforded VoIP providers the flexibility to offer their services pursuant to either category. Traditional providers of circuit-switched telephone services and VoIP providers that offer their services as a telecommunications service generally are subject to more regulation than if the service were offered as a Title I information service. In February 2004, the FCC opened a broad-based rulemaking proceeding to consider whether to subject interconnected VoIP services to all the same regulations that apply to traditional voice services provided by incumbent telephone companies.

While that rulemaking remains pending, the FCC has extended a number of traditional telephone carrier regulations to all interconnected VoIP providers, including requiring them to: provide E911 capabilities as a standard feature to their subscribers; comply with the requirements of CALEA to assist law enforcement investigations in providing, after a lawful request, call content and call identification information; contribute to the Universal Service Fund (“USF”); pay regulatory fees; comply with subscriber privacy rules; provide access to their services to persons with disabilities; comply with service discontinuance requirements and local number portability (“LNP”) rules when subscribers change telephone providers, and report certain service outages. In addition, certain states have sought to impose state regulation on interconnected VoIP providers such as TWC.

TWC has begun to submit to state telephone regulation and to be classified as a telecommunications carrier in certain states in connection with TWC’s provision of discounted Lifeline telephone services to low-income customers. In order to participate in the Lifeline program and receive reimbursement from the federal and, if applicable, state USFs, voice providers must be designated as “Eligible Telecommunications Carriers.” Therefore, in the states in which TWC has deployed Lifeline telephone services, TWC is regulated as a telecommunications carrier and is subject to Eligible Telecommunications Carrier requirements. This places additional operational, regulatory and administrative burdens on TWC’s business and could expose TWC to additional regulatory risk in connection with its compliance with state and federal regulation.

In November 2011, in its proceeding considering comprehensive intercarrier compensation reform, including the appropriate compensation regime applicable to interconnected VoIP traffic over the public switched telephone network (“PSTN”), the FCC released an Order adopting rules providing greater clarity regarding the compensation rights and obligations of carriers that originate or terminate VoIP traffic, making clear that origination and termination charges may be imposed when an entity uses IP facilities to transmit traffic to or from a party’s premises and establishing default rates for such traffic. At the same time, these rules reduced the amount of intercarrier compensation that providers such as TWC could collect from long-distance carriers terminating calls to customers. In addition, the FCC issued a Further Notice of Proposed Rulemaking seeking to adopt rules to govern IP-to-IP interconnection for voice services and indicating that carriers should negotiate such agreements in good faith during the pendency of such proceeding. In November 2012, AT&T filed a petition with the FCC asking it to commence a proceeding to address the transition of the circuit-switched PSTN to an all IP network, including IP interconnection. The FCC sought comment on this petition as well as a related petition filed in November 2012 by representatives of some small incumbent telephone companies (“RLECs”) seeking USF funding for IP interconnection. It is unclear whether and when the FCC or Congress will adopt further rules relating to IP interconnection or other regulation for IP voice services and how such rules would affect TWC’s interconnected VoIP service.

Commercial Networking and Transport Services

Entities providing point-to-point and other transport services generally are subject to various kinds of regulation. In particular, in connection with intrastate transport services, state regulatory authorities require such providers to obtain and maintain certificates of public convenience and necessity and to file tariffs setting forth the service’s rates, terms and conditions and to have just, reasonable and non-discriminatory rates, terms and conditions. Interstate transport services are governed by similar federal regulations. In addition, providers generally may not transfer assets or ownership without receiving approval from or providing notice to state and federal authorities. Finally, providers of point-to-point and similar transport services are required to contribute to various state and federal regulatory funds, including state universal funds and the USF.

Privacy and Security Regulation

Federal, state and local laws, regulations and ordinances impose requirements on how the Company handles personally identifiable and other information relating to consumers. Certain of these requirements are industry specific and regulate TWC because it is a cable operator, a telecommunications provider and the operator of websites and mobile applications. Other requirements apply generally to all companies that hold consumer data or market to consumers using email or the telephone, including state data breach notification statutes. These notification laws generally require that a business give notice to its customers whose financial information has been disclosed because of a security breach. In addition, the Federal Trade Commission (the “FTC”) applies the identity theft red flag rules under the Fair and Accurate Credit Transactions Act of 2003, which are designed to detect the warnings signs of identity theft. In 2013, the SEC and the Commodity Futures Trading Commission jointly adopted similar identity theft red flag rules. TWC has a compliance program as required under these rules. Legislation also has been introduced in Congress that would impose new cybersecurity requirements on some critical networks and operations, but the scope of such requirements, if adopted, has not yet been defined.

TWC is also subject to state and federal “do not call” laws restricting telemarketing and state and federal laws restricting unsolicited commercial emails. Additional and more restrictive requirements may be imposed if and to the extent that state or local authorities establish their own privacy or security standards or if Congress enacts new privacy or security legislation.

Environmental Regulation

TWC’s business operations are subject to environmental laws and regulations, including regulations governing the use, storage, disposal of, and exposure to, hazardous materials, the release of pollutants into the environment and the remediation of contamination. TWC is currently subject to an investigation by the California Attorney General and the Alameda County, California District Attorney regarding whether certain of TWC’s waste disposal policies, procedures and practices are in violation of the California Business and Professions Code and the California Health and Safety Code. For additional information about this investigation, see Note 16 to the accompanying consolidated financial statements. As a result of the increasing public awareness concerning the importance of environmental regulations, these regulations have become more stringent over time, and pending or proposed regulations, such as regulations addressing climate change concerns, including greenhouse gas emission limits or cap and trade programs, could impact TWC’s operations and costs.

Other Federal Regulatory Requirements

Federal law also includes numerous other requirements applicable to some extent to one or more of TWC’s services. These provisions apply to customer service, use of credit reports, marketing practices, equal employment opportunity, technical standards and equipment compatibility, antenna structure notification, marking, lighting, emergency alert system requirements, disability access, loudness of commercial advertisements and the collection of annual regulatory fees, which are calculated based on the number of subscribers served, the types of FCC licenses held and certain interstate revenue thresholds. The FCC also actively regulates other aspects of TWC’s video services, including the mandatory blackout of syndicated, network and sports programming; customer service standards; political advertising; indecent or obscene programming; Emergency Alert System requirements for analog and digital services; closed captioning and video description requirements for the hearing impaired; commercial restrictions on children’s programming; recordkeeping and public file access requirements; and technical rules relating to operation of the cable network.

In addition, TWC’s video, Internet access and voice services are subject to a number of requirements related to ensuring that the services are accessible to individuals with disabilities. Among other things, TWC’s voice services and email service must be accessible to and usable by persons with disabilities. TWC also is required to include closed captioning on certain video programming delivered to its customers and pass through video description information on certain of its video services. In October 2013, pursuant to the Twenty-First Century Communications and Video Accessibility Act of 2010 (the “CVAA”), the FCC adopted rules mandating audible accessibility of on-screen text menus and guides on cable set-top boxes and requiring closed captioning to be more easily activated on those devices.

TWC is unable to predict how these various regulations might be amended in the future and whether and how any such changes might affect its business. In addition, while TWC believes that it is in substantial compliance with FCC and state regulations, it is occasionally subject to enforcement actions at the FCC, which can result in the payment of fines or the imposition of other agency sanctions.

TWE-A/N Partnership

Time Warner Entertainment-Advance/Newhouse Partnership (“TWE-A/N”) is a partnership that was formed in 1995 between Time Warner Entertainment Company, L.P. (“TWE”), a former subsidiary of TWC, and Advance/Newhouse Partnership (“A/N”), a partnership owned by 100% owned subsidiaries of Advance Publications and Newhouse Broadcasting Corporation. In connection with a TWC internal reorganization in September 2012, among other things, TWCE acquired TWE’s and Time Warner NY Cable LLC’s (“TW NY Cable”) general and preferred partnership interests in TWE-A/N. The general partnership interests in TWE-A/N are held by TWCE (the “TW Partner”) and A/N. The TW Partner also holds preferred partnership interests.

2002 restructuring of TWE-A/N. TWE-A/N was restructured in 2002. As a result of this restructuring, cable systems and their related assets and liabilities serving approximately 2.1 million video subscribers as of December 31, 2002 located primarily in Florida (the “A/N Systems”) were transferred to a 100% owned subsidiary of TWE-A/N (the “A/N Subsidiary”). As part of the restructuring, effective August 1, 2002, A/N’s interest in TWE-A/N was converted into an interest that tracks the economic performance of the A/N Systems, while the TW Partner retains the economic interests and associated liabilities in the remaining TWE-A/N cable systems. TWE-A/N’s financial results, other than the results of the A/N Systems, are consolidated with TWC’s.

Management and operations of TWE-A/N. Subject to certain limited exceptions, TWCE is the managing partner, with exclusive management rights of TWE-A/N, other than with respect to the A/N Systems. Also, subject to certain limited exceptions, A/N has authority for the supervision of the day-to-day operations of the A/N Subsidiary and the A/N Systems. In connection with the 2002 restructuring, TWE entered into a services agreement with A/N and the A/N Subsidiary under which TWE agreed to exercise various management functions, including oversight of programming and various engineering-related matters. TWE and A/N also agreed to periodically discuss cooperation with respect to new product development. Following the September 30, 2012 internal reorganization, TWCE performs these functions pursuant to the services agreement. TWC receives a fee for providing the A/N Subsidiary with high-speed data services and the management functions noted above. These arrangements may be terminated by either party on 12 months’ notice.

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

Restructuring and termination rights of the partners. TWCE and A/N each has the right to cause TWE-A/N to be restructured at any time. Upon a restructuring, TWE-A/N is required to distribute the A/N Subsidiary with all of the A/N Systems to A/N in complete redemption of A/N’s interests in TWE-A/N, and A/N is required to assume all liabilities of the A/N Subsidiary and the A/N Systems. To date, neither TWCE nor A/N has delivered notice of the intent to cause a restructuring of TWE-A/N.

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

TWC faces significant competition, and the rapid development of new technologies, services and products has led to the entry of many new competitors, further intensifying the competitive environment. Any inability to compete effectively could have an adverse effect on TWC’s financial and operating results and return on capital expenditures due to possible increases in the cost of gaining and retaining subscribers and lower per subscriber revenue, could slow or cause a decline in TWC’s growth rates, and reduce TWC’s revenue. As TWC expands and introduces new and enhanced services, TWC may be subject to competition from other providers of those services. TWC cannot predict the extent to which this competition will affect its future business and financial results or return on capital expenditures.

Future advances in technology, as well as changes in the marketplace, in the economy and in the regulatory and legislative environments, may result in changes to the competitive landscape. For additional information regarding the competition faced by TWC, see “Business—Competition” and “—Regulatory Matters.”

TWC faces risks relating to competition for the leisure time and discretionary spending of audiences, which has intensified in part due to advances in technology and changes in consumer expectations and behavior.

In addition to the various competitive factors discussed above, TWC’s business is subject to risks relating to increasing competition for the leisure time and discretionary spending of consumers. TWC’s business competes with all other sources of entertainment and information delivery. Technological advancements, such as new video formats and Internet streaming and downloading of programming that can be viewed on televisions, computers and mobile devices, many of which have been beneficial to TWC’s business, have nonetheless increased the number of entertainment and information delivery choices available to consumers and intensified the challenges posed by audience fragmentation. The increasing number of choices available to audiences, including low-cost or free choices, could negatively impact not only consumer demand for TWC’s products and services, but also advertisers’ willingness to purchase advertising from TWC. TWC’s failure to effectively anticipate or adapt to new technologies and changes in consumer expectations and behavior could significantly adversely affect TWC’s competitive position and its business and results of operations.

A prolonged economic downturn, especially a continued downturn in the housing market, may negatively impact TWC’s ability to attract new subscribers and generate increased revenue.

The U.S. economy is experiencing an uneven recovery following a protracted slowdown, and the future economic environment may continue to be challenging. A continuation or further weakening of these economic conditions could lead to further reductions in consumer demand for the Company’s services, especially services for which additional charges are imposed and to a continued increase in the number of homes that replace their video service with Internet-delivered and/or over-air content, which would negatively impact TWC’s ability to attract customers, increase rates and maintain or increase revenue. In addition, providing video services is an established and highly penetrated business. TWC’s ability to gain new video subscribers is dependent to a large extent on growth in occupied housing in TWC’s service areas, which is influenced by both national and local economic conditions. In the absence of renewed growth in the number of occupied homes in TWC’s operating areas, TWC’s ability to gain new video subscribers may be negatively impacted. Weak economic conditions may also have a negative impact on the Company’s advertising revenue.

TWC’s business is characterized by rapid technological change, and if TWC does not adapt to technological changes and respond appropriately to changes in consumer demand, its competitive position may be harmed.

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

The ability of some of TWC’s competitors to introduce new technologies, products and services more quickly than TWC may adversely affect TWC’s competitive position. Furthermore, advances in technology, decreases in the cost of existing technologies or changes in competitors’ product and service offerings may require TWC in the future to make additional research and development expenditures or to offer at no additional charge or at a lower price certain products and services TWC currently offers to customers separately or at a premium. In addition, the uncertainty of the Company’s ability and the costs to obtain intellectual property rights from third parties could impact TWC’s ability to respond to technological advances in a timely and effective manner.

TWC relies on network and information systems and other technology, and a disruption or failure of such networks, systems or technology as a result of computer viruses, “cyber attacks,” misappropriation of data or other malfeasance, as well as outages, natural disasters (including extreme weather), terrorist attacks, accidental releases of information or similar events, may disrupt TWC’s business.

Network and information systems and other technologies are critical to TWC’s operating activities, both to its internal uses and in supplying services to customers. Network or information system shutdowns or other service disruptions caused by events such as computer hacking, dissemination of computer viruses, worms and other destructive or disruptive software, “cyber attacks,” process breakdowns, denial of service attacks and other malicious activity pose increasing risks. Both unsuccessful and successful “cyber attacks” on companies have continued to increase in frequency, scope and potential harm in recent years and, because the techniques used in such attacks have become more sophisticated and change frequently, TWC may be unable to anticipate these techniques or implement adequate preventative measures. While from time to time attempts are made to access TWC’s network, these attempts have not as yet resulted in any material release of information, degradation or disruption to the Company’s network and information systems.

TWC’s network and information systems are also vulnerable to damage or interruption from power outages, natural disasters (including extreme weather arising from short-term weather patterns or any long-term changes), terrorist attacks and similar events. Any of these events could have an adverse impact on TWC and its customers, including degradation of service, service disruption, excessive call volume to call centers and damage to TWC’s plant, equipment, data and reputation. Such an event also could result in large expenditures necessary to repair or replace such networks or information systems or to protect them from similar events in the future. Further, the impacts associated with extreme weather or any long-term changes, such as rising sea levels or increased and intensified storm activity, may cause increased business interruptions or may require the relocation of some of TWC’s facilities. Significant incidents could result in a disruption of TWC’s operations, customer dissatisfaction or a loss of customers or revenue.

Furthermore, TWC’s operating activities could be subject to risks caused by misappropriation, misuse, leakage, falsification or accidental release or loss of information maintained in the information technology systems and networks of TWC and third-party vendors, including customer, personnel and vendor data. TWC provides certain confidential, proprietary and personal information to third parties in connection with its business, and there is a risk that this information may be compromised.

As a result of the increasing awareness concerning the importance of safeguarding personal information, the potential misuse of such information and legislation that has been adopted or is being considered regarding the protection, privacy and security of personal information, information-related risks are increasing, particularly for businesses like TWC’s that handle a large amount of personal customer data. TWC could be exposed to significant costs if such risks were to materialize, and such events could damage the reputation and credibility of TWC and its business and have a negative impact on its revenue. TWC could be subject to regulatory actions and claims made by consumers in private litigations involving privacy issues related to consumer data collection and use practices. TWC also could be required to expend significant capital and other resources to remedy any such security breach.

TWC’s business may be adversely affected if TWC cannot continue to license or enforce the intellectual property rights on which its business depends.

TWC relies on patent, copyright, trademark and trade secret laws and licenses and other agreements with its employees, customers, suppliers and other parties to establish and maintain its intellectual property rights in technology and the products and services used in TWC’s operations. Also, because of the rapid pace of technological change, TWC both develops its own technologies, products and services and relies on technologies developed or licensed by third parties. However, any of TWC’s intellectual property rights could be challenged or invalidated, or such intellectual property rights may not be sufficient to permit TWC to take advantage of current industry trends or otherwise to provide competitive advantages, which could result in costly redesign efforts, discontinuance of certain product or service offerings or other competitive harm. TWC may not be able to obtain or continue to obtain licenses from these third parties on reasonable terms, if at all. In addition, claims of intellectual property infringement could require TWC to enter into royalty or licensing agreements on unfavorable terms, incur substantial monetary liability or be enjoined preliminarily or permanently from further use of the intellectual property in question, which could require TWC to change its business practices or offerings and limit its ability to compete effectively. Even unsuccessful claims can be time-consuming and costly to defend and may divert management’s attention and resources away from TWC’s businesses. In recent years, the number of intellectual property infringement claims has been increasing in the communications and entertainment industries, and, with increasing frequency, TWC is party to litigation alleging that certain of its services or technologies infringe the intellectual property rights of others.

Adverse changes in the credit markets could increase TWC’s borrowing costs and the availability of financing.

As of December 31, 2013, TWC had net debt of $24.527 billion. Adverse changes in the public credit markets, including increases in interest rates, could increase TWC’s cost of borrowing and make it more difficult for TWC to obtain financing. In addition, TWC’s borrowing costs may be affected by debt ratings assigned by independent ratings agencies that are based, in significant part, on TWC’s leverage and its performance as measured by customary credit metrics. A decrease in these ratings would likely increase TWC’s cost of borrowing and make it more difficult for TWC to obtain financing.

The accounting treatment of goodwill and other identified intangibles could result in future asset impairments, which would be recorded as operating losses.

Authoritative guidance issued by the Financial Accounting Standards Board (“FASB”) requires that goodwill and other intangible assets deemed to have indefinite useful lives, such as cable franchise rights, cease to be amortized. The guidance requires that goodwill and certain intangible assets be tested annually for impairment or upon the occurrence of a triggering event. Under the accounting rules, the Company may elect to perform a qualitative assessment to determine if an impairment is more likely than not to have occurred. If an impairment is more likely than not to have occurred, a quantitative assessment is required. If the quantitative assessment determines that the carrying value of goodwill or a certain intangible asset exceeds its estimated fair value, an impairment charge is recognized in an amount equal to that excess. Any such impairment is required to be recorded as a noncash operating loss.

TWC’s 2013 annual impairment analysis, which was a qualitative assessment performed as of July 1, 2013, did not result in any goodwill or cable franchise rights impairment charges. However, it is possible that impairment charges may be recorded in the future to reflect potential declines in fair value. See “Management’s Discussion and Analysis of Results of Operations and Financial Condition—Critical Accounting Policies and Estimates—Fair Value Estimates—Indefinite-lived Intangible Assets and Goodwill.”

Increases in programming and retransmission costs or the inability to obtain popular programming could adversely affect TWC’s operations and financial results.

Video programming and retransmission costs represent a major component of TWC’s expenses. These costs are expected to continue to increase as the cost of obtaining desirable programming continues to increase. TWC’s video programming costs as a percentage of video revenue have increased over recent years and will continue to increase over the next coming years as cable programming and broadcast station retransmission consent cost increases outpace growth in video revenue. If TWC is unable to raise customers’ rates or offset such programming and retransmission costs through the sale of additional services, the increasing cost could have an adverse impact on TWC’s financial results.

Furthermore, as TWC’s contracts with content providers expire, there can be no assurance that they will be renewed on acceptable terms or that they will be renewed at all. TWC’s failure to carry programming that is attractive to its subscribers could adversely impact TWC’s subscriber levels, operations and financial results. In addition, if TWC’s high-speed data subscribers are unable to access desirable content online because content providers block or limit access by TWC subscribers as a class, TWC’s ability to gain and retain subscribers, especially high-speed data subscribers, may be negatively impacted.

TWC’s business may be adversely affected if it fails to reach distribution agreements providing for carriage of the Company’s RSNs or if such agreements are on unfavorable terms.

TWC has entered into long-term contracts for certain sports programming rights, including a media rights agreement with the Los Angeles Lakers and a services agreement with American Media Productions, which owns SportsNet LA, an RSN that will carry the Los Angeles Dodgers’ baseball games and other sports programming beginning with the 2014 baseball season. There can be no assurance that TWC will be successful in reaching agreements with other MVPDs to distribute sports programming for which TWC has distribution rights or responsibility for affiliate sales services or, if agreements are reached, that revenue from such agreements will exceed or sufficiently offset TWC’s payments under the rights or services agreements, as well as the other costs TWC incurs in producing and distributing the programming pursuant to the terms of these agreements.

TWC may not be able to obtain necessary hardware, software and operational support.

TWC depends on a limited number of third-party suppliers and licensors to supply some of the hardware, software and operational support necessary to provide some of TWC’s services. Some of these vendors represent TWC’s sole source of supply or have, either through contract or as a result of intellectual property rights, a position of some exclusivity. If any of these parties breaches or terminates its agreement with TWC or otherwise fails to perform its obligations in a timely manner, demand exceeds these vendors’ capacity, they experience operating or financial difficulties, they significantly increase the amount TWC pays for necessary products or services, or they cease production of any necessary product due to lack of demand, profitability, a change in their ownership or otherwise, TWC’s ability to provide some services may be materially adversely affected. Any of these events could materially and adversely affect TWC’s ability to retain and attract subscribers and have a material negative impact on TWC’s operations, business, financial results and financial condition.

The Company may fail to complete the proposed merger with and into Comcast and, even if the merger is successfully completed, the anticipated benefits to the Company’s stockholders may not be realized.

On February 12, 2014, the Company entered into an Agreement and Plan of Merger with Comcast, whereby the Company agreed to merge with and into a 100% owned subsidiary of Comcast. The Company and Comcast are subject to certain antitrust, competition and communications laws, and the proposed merger will be subject to review and approval, including an order by the Federal Communications Commission and approval under the Hart-Scott-Rodino Antitrust Improvements Act of 1976. The proposed merger is subject to approval by the stockholders of each of the Company and Comcast and other customary closing conditions. The Company or Comcast may, however, be unable to obtain the necessary approvals or otherwise satisfy the conditions required to complete the transaction on a timely basis or at all. The conditions to the proposed merger could prevent or delay the completion of the transaction. Furthermore, there can be no assurance that the anticipated benefits to the Company’s stockholders will be realized in the event that the proposed merger is successfully completed.

The Company is subject to certain purported class action stockholder litigations relating to the proposed merger with Comcast, which could have an adverse effect on the Company’s business, financial condition and operating results.

The Company, its directors and certain of its current and former officers are subject to certain purported class action stockholder litigations relating to the proposed merger with Comcast and additional litigations may be filed. While the Company intends to vigorously defend against any such claims, the costs of the defense of such lawsuits and other effects of such litigation could have an adverse effect on the Company’s business, financial condition and operating results.

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

The Communications Act and the FCC’s “program carriage” rules restrict cable operators and MVPDs from unreasonably restraining the ability of an unaffiliated programming vendor to compete fairly by discriminating against the programming vendor on the basis of its non-affiliation in the selection, terms or conditions for carriage. In August 2011, the FCC issued a program carriage order and further notice of proposed rulemaking, which TWC and the NCTA appealed to the U.S. Court of Appeals for the Second Circuit. In September 2013, the court vacated the FCC’s temporary standstill rules, finding that they were promulgated in violation of the Administrative Procedure Act of 1946. However, the court rejected TWC’s argument that the program carriage regime violated the First Amendment. Under a successful program carriage complaint, TWC might be compelled to carry programming services it would not otherwise carry and/or to do so on economic and other terms that it would not accept absent such compulsion. See “Business—Regulatory Matters—Video Services—Program carriage.” Compelled government carriage could reduce TWC’s ability to carry other, more desirable programming and non-video services, decrease its ability to manage its bandwidth efficiently and increase TWC’s costs, adversely affecting TWC’s competitive position.

“Net neutrality” legislation or regulation could limit TWC’s ability to operate its business profitably and to manage its broadband facilities efficiently.

The rising popularity of bandwidth-intensive Internet-based services has increased the demand for and usage of TWC’s high-speed data service. In order to continue to provide quality high-speed data service at attractive prices and to offer new services, TWC needs the continued flexibility to develop and refine business models that respond to changing consumer uses and demands, to manage bandwidth usage efficiently and to continue to invest in its systems. TWC’s ability to do these things could be restricted by legislative or regulatory efforts to impose so-called “net-neutrality” requirements on cable operators.

In January 2014, the U.S. Court of Appeals for the D.C. Circuit vacated the FCC’s anti-blocking and non-discrimination rules under its Open Internet Order, which had been effective since November 2011, while also finding that the FCC has the statutory authority to impose such rules so long as they do not contravene other express statutory mandates. It is unclear whether and to what degree the FCC will pursue new net neutrality regulations or other regulation of broadband Internet access services. In addition, in light of the court’s decision, Congress could seek to adopt legislation banning the blocking of Internet traffic and/or imposing non-discrimination requirements on broadband Internet access providers, such as TWC. Such regulation or legislation could adversely impact TWC’s ability to operate its high-speed data network profitably and to undertake the upgrades and put into operation management practices that may be needed to continue to provide high quality high-speed data services and new services and could negatively impact TWC’s ability to compete effectively. See “Business—Regulatory Matters—High-speed Internet Access Services—‘Net neutrality’ regulations.”

Rate regulation could materially adversely impact TWC’s operations, business, financial results or financial condition.

Under current FCC regulations, rates for BST video service and associated equipment are permitted to be regulated. In approximately 78% of the communities it serves, TWC is not subject to BST video rate regulation, either because the local franchising authority has not asked the FCC for permission to regulate rates or because the FCC has found that there is “effective competition.” Also, there is currently no federal rate regulation for TWC’s other services, including high-speed data and voice services. It is possible, however, that the FCC or Congress will adopt more extensive rate regulation for TWC’s video services or regulate the rates of other services, such as high-speed data and voice services, which could impede

TWC’s ability to raise rates, or require rate reductions, and therefore could cause TWC’s business, financial results or financial condition to suffer.

TWC may encounter substantially increased pole attachment costs.

Under federal law, TWC has the right to attach cables carrying video and other services to telephone and similar poles of investor-owned utilities at regulated rates. However, because these cables may carry services other than video services, such as high-speed data services or new forms of voice services, some utility pole owners have sought to impose the telecommunications rate on TWC when it carries services other than video services over its attachments. In June 2011, the FCC adopted a pole attachment rate formula that reduced the rates for telecommunications service pole attachments to levels that are at or near the rates for cable service attachments, although utility companies are able to rebut certain presumptions in the new formula, resulting in telecommunications service rates that are higher than the cable rate. Moreover, the appropriate method for calculating pole attachment rates for cable operators that provide VoIP services remains unclear. The FCC recently sought comment on a petition regarding the legal classification of VoIP services for purposes of assessing pole attachment rates.

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

The 2006 acquisition by TW NY Cable Holding Inc. (“TW NY Cable”) and Comcast of assets comprising in aggregate substantially all of the cable assets of Adelphia Communications Corporation (the “Adelphia Acquisition”) was designed to be a fully taxable asset sale, the redemption by TWC of Comcast’s interests in TWC (the “TWC Redemption”) was designed to qualify as a tax-free split-off under section 355 of the Internal Revenue Code of 1986, as amended (the “Tax Code”), the redemption by TWE of Comcast’s interests in TWE (the “TWE Redemption” and collectively with the TWC Redemption, the “Redemptions”) was designed as a redemption of Comcast’s partnership interest in TWE, and the exchange between TW NY Cable and Comcast immediately after the Adelphia Acquisition (the “Exchange”) was designed as an exchange of designated cable systems. There can be no assurance, however, that the Internal Revenue Service (the “IRS”) or state or local tax authorities (collectively with the IRS, the “Tax Authorities”) will not challenge one or more of such characterizations or TWC’s related valuations. Such a successful challenge by the Tax Authorities could materially adversely affect TWC’s tax profile (including TWC’s ability to recognize the intended tax benefits from these transactions), significantly increase TWC’s future cash tax payments and significantly reduce TWC’s future earnings and cash flow. The tax consequences of the Adelphia Acquisition, the Redemptions and the Exchange are complex and, in many cases, subject to significant uncertainties, including, but not limited to, uncertainties regarding the application of federal, state and local income tax laws to various transactions and events contemplated therein and regarding matters relating to valuation.

If the Separation Transactions (as defined below), including the Distribution (as defined below), do not qualify as tax-free, either as a result of actions taken or not taken by TWC or as a result of the failure of certain representations by TWC to be true, TWC has agreed to indemnify Time Warner Inc. for its taxes resulting from such disqualification, which would be significant.

As part of TWC’s separation from Time Warner Inc. (“Time Warner”) in March 2009 (the “Separation”), Time Warner received a private letter ruling from the IRS and Time Warner and TWC received opinions of tax counsel confirming that the transactions undertaken in connection with the Separation, including the transfer by a subsidiary of Time Warner of its 12.43% non-voting common stock interest in TW NY Cable Holding Inc. to TWC in exchange for 80 million newly issued shares of TWC’s Class A common stock, TWC’s payment of a special cash dividend to holders of TWC’s outstanding Class A and Class B common stock, the conversion of each share of TWC’s outstanding Class A and Class B common stock into one share of TWC common stock, and the pro-rata dividend of all shares of TWC common stock held by Time Warner to holders of record of Time Warner’s common stock (the “Distribution” and, together with all of the transactions, the “Separation Transactions”), should generally qualify as tax-free to Time Warner and its stockholders for U.S. federal income tax purposes. The ruling and opinions rely on certain facts, assumptions, representations and undertakings from Time Warner and TWC regarding the past and future conduct of the companies’ businesses and other matters. If any of these facts, assumptions, representations or undertakings are incorrect or not otherwise satisfied, Time Warner and its stockholders may not be able to rely on the ruling or the opinions and could be subject to significant tax liabilities. Notwithstanding the private letter ruling and opinions, the IRS could determine on audit that the Separation Transactions should be treated as taxable transactions if it determines that any of these facts, assumptions, representations or undertakings are not correct or have been violated, or for other reasons, including as a result of significant changes in the stock ownership of Time Warner or TWC after the Distribution.

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

Applicable law is subject to change.

The exact requirements of applicable law are not always clear, and the rules affecting TWC’s businesses are always subject to change. For example, the FCC may interpret its rules and regulations in enforcement proceedings in a manner that is inconsistent with the judgments TWC has made. Likewise, regulators and legislators at all levels of government may sometimes change existing rules or establish new rules governing topics such as privacy and information security or environmental protection, including regulations in response to concerns about climate change, among others. In addition, Congress considers new legislative requirements for cable operators virtually every year, and there is always a risk that such proposals will ultimately be enacted. Federal, state or local governments and/or tax authorities may change tax laws, regulations or administrative practices that could negatively impact TWC’s operating results and financial condition. See “Business—Regulatory Matters.”

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

TWC’s principal physical assets consist of operating plant and equipment, including signal receiving, encoding and decoding devices, two national centers and distribution systems and equipment at or near subscribers’ homes for each of TWC’s cable systems. The signal receiving apparatus typically includes a tower antenna, ancillary electronic equipment, earth stations for reception of satellite signals and terrestrial fiber interconnects. TWC’s distribution system consists primarily of fiber optic and coaxial cables, lasers, routers, switches and related electronic equipment. TWC distributes video signals via the Company’s video-specific infrastructure and increasingly over the Company’s high-speed data infrastructure.

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

As of December 31, 2013, TWC leased and owned real property housing national operations centers and data centers used in its high-speed data services business in Herndon, Virginia; Charlotte, North Carolina; Raleigh, North Carolina; Syracuse, New York; Austin, Texas; Kansas City, Missouri; Los Angeles, California; San Diego, California; New York, New York; Coudersport, Pennsylvania; Denver, Colorado and Columbus, Ohio, and TWC also leased and owned locations for its corporate offices in New York, New York and Charlotte, North Carolina as well as numerous business offices, warehouses and properties housing regional operations throughout the U.S. TWC’s subsidiary, NaviSite, Inc., leases two locations for its corporate office in Andover, Massachusetts and leases offices and data centers in various cities in the U.S., an office and data centers in the United Kingdom and offices in India. TWC’s signal reception sites, primarily antenna towers and headends, and microwave facilities are located on owned and leased parcels of land, and TWC owns or leases space on the towers on which certain of its equipment is located. TWC owns most of its service vehicles.

TWC believes that its properties, both owned and leased, taken as a whole, are in good operating condition and are suitable and adequate for its business operations.

Item 3. Legal Proceedings.

The legal proceedings information set forth under “Commitments and Contingencies” in Note 16 to the accompanying consolidated financial statements included in this Annual Report on Form 10-K is incorporated herein by reference.

Item 4. Mine Safety Disclosures.

Not applicable.

EXECUTIVE OFFICERS OF THE COMPANY

Pursuant to General Instruction G(3) to Form 10-K, the information regarding the Company’s executive officers required by Item 401(b) of Regulation S-K is hereby included in Part I of this report.

The following table sets forth the name of each executive officer of the Company, the office held by such officer and the age of such officer as of February 18, 2014.

Ellen M. East	52	Executive Vice President and Chief Communications Officer
Dinesh C. Jain	49	Chief Operating Officer
Marc Lawrence-Apfelbaum	58	Executive Vice President, General Counsel and Secretary
Gail G. MacKinnon	51	Executive Vice President and Chief Government Relations Officer
Robert D. Marcus	48	Chairman and Chief Executive Officer
Arthur T. Minson, Jr.	43	Executive Vice President and Chief Financial Officer
Peter C. Stern	42	Executive Vice President and Chief Strategy, People and Corporate Development Officer

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

Mr. Jain

Dinesh C. Jain has served as the Company’s Chief Operating Officer since January 13, 2014. Mr. Jain has more than 20 years of experience in the U.S. and European cable and telecommunications industries. Most recently, Mr. Jain served as President and Chief Operating Officer of Insight Communications Company, Inc. (“Insight”), a cable company serving subscribers in Kentucky, Indiana and Ohio, from February 2006 until Insight’s acquisition by the Company in February 2012. Prior to that, Mr. Jain served as Executive Vice President and Chief Operating Officer of Insight from October 2003 and Senior Vice President and Chief Financial Officer from 2002 to October 2003. From 1994 through 2002, he served in a number of roles in sales, marketing, customer service, strategy, corporate development and general management at NTL Incorporated, one of Europe’s leading cable and telecommunications companies. He ultimately served as Deputy Managing Director of NTL’s Consumer Division, overseeing customer and new business growth, as well as the quality of customer satisfaction.

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

Mr. Marcus

Robert D. Marcus has served as the Company’s Chairman and Chief Executive Officer since January 1, 2014. Prior to that, Mr. Marcus served as President and Chief Operating Officer from December 2010. Mr. Marcus served as the Company’s Senior Executive Vice President and Chief Financial Officer from January 2008 and as the Company’s Senior Executive Vice President from August 2005. Mr. Marcus joined the Company from Time Warner Inc. where he had served as Senior Vice President, Mergers and Acquisitions from 2002 and as Vice President of Mergers and Acquisitions from 1998.

Mr. Minson

Arthur T. Minson, Jr. has served as the Company’s Executive Vice President and Chief Financial Officer since May 2013. Prior to joining the Company, Mr. Minson served in a number of senior management roles, including Chief Operating Officer and Chief Financial and Administrative Officer at AOL Inc. (“AOL”), a mass media company, from 2009. From 2007 to 2009, Mr. Minson served as the Company’s Executive Vice President and Deputy Chief Financial Officer, having served as Senior Vice President of Finance from 2006. Prior to that, Mr. Minson was Senior Vice President, Corporate Finance and Development at AOL, where he was responsible for financial planning and analysis, mergers and acquisitions and corporate financial administration. He has also held senior finance positions at AMC Networks (formerly Rainbow Media Holdings, Inc.) and Time Warner Inc. Mr. Minson began his career in the Audit Practice of Ernst & Young LLP, where he became a CPA.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The principal market for the Company’s common stock, par value $0.01 per share (the “TWC Common Stock”), is the New York Stock Exchange. For quarterly price and dividend information for TWC Common Stock for the two years ended December 31, 2013, see “Quarterly Financial Information” at page 118 herein, which information is incorporated herein by reference. There were approximately 27,000 holders of record of TWC Common Stock as of February 18, 2014.

The Company paid a cash dividend of $0.56 per share of TWC Common Stock in each quarter of 2012, which totaled $700 million during 2012, and paid a cash dividend of $0.65 per share of TWC Common Stock in each quarter of 2013, which totaled $758 million during 2013. On January 29, 2014, the Company’s Board of Directors declared an increased quarterly cash dividend of $0.75 per share of TWC Common Stock, payable in cash on March 17, 2014 to stockholders of record at the close of business on February 28, 2014. TWC currently expects to pay comparable cash dividends in the future; however, changes in TWC’s dividend program will depend on the Company’s earnings, capital requirements, financial condition and other factors considered relevant by the Company’s Board of Directors.

Issuer Purchases of Equity Securities

The following table provides information about the Company’s purchases of equity securities registered by the Company pursuant to Section 12 of the Exchange Act during the quarter ended December 31, 2013.

	Total Number of Shares Purchased	Average Price Paid Per Share(a)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(b)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(c)
October 1, 2013 - October 31, 2013	1,171,035	$115.28	1,171,035	$3,478,775,242
November 1, 2013 - November 30, 2013	1,683,909	123.49	1,683,909	3,270,834,695
December 1, 2013 - December 31, 2013	2,554,800	133.02	2,554,800	2,931,005,085

Total	5,409,744	126.21	5,409,744

(a)	The calculation of the average price paid per share does not give effect to any fees, commissions and other costs associated with the repurchase of such shares.
(b)

In the fourth quarter of 2010, the Company’s Board of Directors authorized a stock repurchase program (the “Stock Repurchase Program”). On July 25, 2013, the Company’s Board of Directors increased the remaining authorization under the Stock Repurchase Program, which was $775 million as of July 24, 2013, to an aggregate of up to $4.0 billion of TWC Common Stock effective July 25, 2013. As a result of the Company’s entry into the merger agreement with Comcast, the Company suspended the Stock Repurchase Program on February 13, 2014. Purchases under the Stock Repurchase Program were made from time to time on the open market and in privately negotiated transactions. The size and timing of the Company’s purchases were based on a number of factors, including business and market conditions, financial capacity and the TWC Common Stock price.

(c)	This amount does not reflect the fees, commissions and other costs associated with the Stock Repurchase Program.

Item 6. Selected Financial Data.

The selected financial information of TWC as of and for the five years ended December 31, 2013 is set forth at pages 116 through 117 herein and is incorporated herein by reference.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The information set forth under the caption “Management’s Discussion and Analysis of Results of Operations and Financial Condition” at pages 31 through 58 herein is incorporated herein by reference.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

The information set forth under the caption “Market Risk Management” at pages 53 through 54 herein is incorporated herein by reference.

Item 8. Financial Statements and Supplementary Data.

The consolidated financial statements of TWC and the report of independent registered public accounting firm thereon set forth at pages 59 through 112 and 114 herein are incorporated herein by reference.

Quarterly Financial Information set forth at page 118 herein is incorporated herein by reference.

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

Management’s Report on Internal Control Over Financial Reporting

Management’s report on internal control over financial reporting and the report of the independent registered public accounting firm thereon set forth at pages 113 and 115 herein are incorporated herein by reference.

Changes in Internal Control Over Financial Reporting

There have not been any changes in TWC’s internal control over financial reporting during the quarter ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

Item 9B. Other Information.

Not applicable.

PART III

Items 10, 11, 12, 13 and 14.

Directors, Executive Officers and Corporate Governance; Executive Compensation; Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters; Certain Relationships and Related Transactions, and Director Independence; Principal Accounting Fees and Services.

Information called for by Items 10, 11, 12, 13 and 14 of Part III is incorporated by reference from the Company’s definitive Proxy Statement to be filed in connection with its 2014 Annual Meeting of Stockholders pursuant to Regulation 14A, except that (i) the information regarding the Company’s executive officers called for by Item 401(b) of Regulation S-K has been included in Part I of this Annual Report and (ii) the information regarding certain Company equity compensation plans called for by Item 201(d) of Regulation S-K is set forth below.

The Company has adopted a Code of Ethics for its Senior Executive and Senior Financial Officers. A copy of the Code is publicly available on the Company’s website at www.twc.com/investors. Amendments to the Code or any grant of a waiver from a provision of the Code requiring disclosure under applicable SEC rules will also be disclosed on the Company’s website.

Equity Compensation Plan Information

The following table summarizes information as of December 31, 2013, about the Company’s outstanding equity compensation awards and shares of TWC Common Stock reserved for future issuance under the Company’s equity compensation plans.

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights(b)	Weighted-average Exercise Price of Outstanding Options, Warrants and Rights(b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (i))(c)
	(i)	(ii)	(iii)
Equity compensation plans approved by security holders(a)	12,076,635	$70.58	12,235,572
Equity compensation plans not approved by security holders	—	—	—

Total	12,076,635	$70.58	12,235,572

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

(b)

Column (i) includes 4,086,087 shares of TWC Common Stock underlying outstanding restricted stock units. Because there is no exercise price associated with restricted stock units, such equity awards are not included in the weighted-average exercise price calculation in column (ii).

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

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)(1)-(2) Financial Statements and Schedules:

(i) The list of consolidated financial statements set forth in the accompanying Index to Consolidated Financial Statements and Other Financial Information at page 30 herein is incorporated herein by reference. Such consolidated financial statements are filed as part of this Annual Report.

(ii) All financial statement schedules are omitted because the required information is not applicable, or because the information required is included in the consolidated financial statements and notes thereto.

(3) Exhibits:

The exhibits listed on the accompanying Exhibit Index are filed or incorporated by reference as part of this Annual Report and such Exhibit Index is incorporated herein by reference. Exhibits 10.16 through 10.56 listed on the accompanying Exhibit Index identify management contracts or compensatory plans or arrangements required to be filed as exhibits to this Annual Report, and such listing is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TIME WARNER CABLE INC.

By:	/S/ ROBERT D. MARCUS
Name: Robert D. Marcus Title: Chairman and Chief Executive Officer

Dated: February 18, 2014

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ ROBERT D. MARCUS Robert D. Marcus	Chairman and Chief Executive Officer (principal executive officer)	February 18, 2014

/S/ ARTHUR T. MINSON, JR. Arthur T. Minson, Jr.	Executive Vice President and Chief Financial Officer (principal financial officer)	February 18, 2014

/S/ WILLIAM F. OSBOURN, JR. William F. Osbourn, Jr.	Senior Vice President and Controller (principal accounting officer)	February 18, 2014

/S/ CAROLE BLACK Carole Black	Director	February 18, 2014

/S/ GLENN A. BRITT Glenn A. Britt	Director	February 18, 2014

/S/ THOMAS H. CASTRO Thomas H. Castro	Director	February 18, 2014

/S/ DAVID C. CHANG David C. Chang	Director	February 18, 2014

/S/ JAMES E. COPELAND, JR. James E. Copeland, Jr.	Director	February 18, 2014

/S/ PETER R. HAJE Peter R. Haje	Director	February 18, 2014

/S/ DONNA A. JAMES Donna A. James	Director	February 18, 2014

/S/ DON LOGAN Don Logan	Director	February 18, 2014

/S/ N.J. NICHOLAS, JR. N.J. Nicholas, Jr.	Director	February 18, 2014

/S/ WAYNE H. PACE Wayne H. Pace	Director	February 18, 2014

/S/ EDWARD D. SHIRLEY Edward D. Shirley	Director	February 18, 2014

/S/ JOHN E. SUNUNU John E. Sununu	Director	February 18, 2014

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS

OF OPERATIONS AND FINANCIAL CONDITION

INTRODUCTION

Management’s discussion and analysis of results of operations and financial condition (“MD&A”) is a supplement to the accompanying consolidated financial statements and provides additional information on Time Warner Cable Inc.’s (together with its subsidiaries, “TWC” or the “Company”) business, any recent developments, financial condition, cash flows and results of operations. MD&A is organized as follows:

•

Overview. This section provides a general description of TWC’s business, as well as any recent developments the Company believes are important in understanding the results of operations and financial condition or in understanding anticipated future trends. This section also provides a summary of how the Company’s operations are presented in the accompanying consolidated financial statements.

•	Results of operations. This section provides an analysis of the Company’s results of operations for the three years ended December 31, 2013.

•

Financial condition and liquidity. This section provides an analysis of the Company’s cash flows for the three years ended December 31, 2013, as well as a discussion of the Company’s outstanding debt and commitments as of December 31, 2013. Also included is a discussion of the amount of financial capacity available to fund the Company’s future commitments, as well as a discussion of other financing arrangements.

•

Market risk management. This section discusses how the Company monitors and manages exposure to potential gains and losses arising from changes in market rates and prices, such as interest and foreign currency exchange rates.

•

Critical accounting policies and estimates. This section discusses accounting policies and estimates that require the use of assumptions that were uncertain at the time the estimate was made and that could have a material effect on the Company’s consolidated results of operations or financial condition if there were changes in the estimate or if a different estimate were made. The Company’s significant accounting policies, including those considered to be critical accounting policies and estimates, are summarized in Note 2 to the accompanying consolidated financial statements.

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

OVERVIEW

TWC is among the largest providers of video, high-speed data and voice services in the U.S., with technologically advanced, well-clustered cable systems located mainly in five geographic areas – New York State (including New York City), the Carolinas, the Midwest (including Ohio, Kentucky and Wisconsin), Southern California (including Los Angeles) and Texas. TWC’s mission is to connect its customers to the world—simply, reliably and with superior service. As of December 31, 2013, TWC served approximately 15.0 million customers who subscribed to one or more of its video, high-speed data and voice services. During 2013, TWC’s revenue increased 3.4% to approximately $22.1 billion.

As discussed below in “—Recent Developments—Comcast Merger Agreement,” on February 12, 2014, the Company entered into an Agreement and Plan of Merger with Comcast Corporation (“Comcast”) whereby the Company agreed to merge with and into a 100% owned subsidiary of Comcast.

Services

Residential Services

TWC offers video, high-speed data and voice services, as well as security and home management services, to residential customers. As of December 31, 2013, the Company served 14.4 million residential services customers and, during 2013, TWC generated approximately $18.4 billion of revenue from the provision of residential services, which represented 83.2% of TWC’s total revenue.

TIME WARNER CABLE INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS

OF OPERATIONS AND FINANCIAL CONDITION—(Continued)

TWC’s video service provides over 300 channels (including, on average, over 180 high-definition (“HD”) channels) and 18,000 hours of video-on-demand programming, which, increasingly, consumers can watch on the device of their choosing, both inside and outside the home. TWC’s high-speed data service is available in a range of speed (from up to 2 to 100 megabits per second (“Mbps”) downstream), price and consumption (unlimited, 30 gigabyte (“GB”) and 5 GB) levels and includes access to a nationwide network of more than 200,000 Cable Wi-Fi hotspots along with communications and Internet security features. TWC’s voice service provides unlimited calling and access to popular features in one simple package. TWC’s IntelligentHome service provides state-of-the-art security and home management technology, taking advantage of TWC’s always-on broadband network and around-the-clock security monitoring centers.

The Company has continued to grow residential services revenue through increases in the number of high-speed data subscribers and growth in revenue per subscriber (the latter due to an increasing percentage of subscribers purchasing faster, higher-priced tiers of service and increases in prices and equipment rental charges). In recent years, however, the organic growth in TWC’s residential services revenue has slowed as the Company’s residential video and voice services are offered in relatively mature, highly competitive environments. In particular, the Company has experienced declines in residential video subscribers. The Company has initiated a plan intended to curtail these losses by significantly improving reliability, quality and customer service and by distinguishing its products in ways that matter to customers.

Business Services

TWC offers a wide range of business connectivity, voice, video, hosting and cloud computing services. As of December 31, 2013, TWC served 624,000 business customers, including small and medium businesses; large enterprises; government, education and non-profit institutions; and carriers. TWC offers business services at retail and wholesale, managed and unmanaged, and using its own network infrastructure and third-party infrastructure as required to meet customer needs.

During 2013, revenue from the provision of business services increased 21.6% to approximately $2.3 billion. The Company expects continued strong growth in business services revenue driven by an increase in the number of customers (the result of continued penetration of buildings currently on its network and investment to connect new buildings to its network) and revenue per customer (due to growing product penetration, demand for higher-priced tiers of service and price increases). Given the large opportunity and TWC’s still modest share in business services, the Company has established a target of growing business services to exceed $5 billion in annual revenue by 2018.

As discussed below in “—Recent Developments—DukeNet Acquisition,” on December 31, 2013, TWC completed its acquisition of DukeNet Communications, LLC (“DukeNet”), a regional fiber optic network company that provides data and high-capacity bandwidth services to wireless carrier, data center, government and enterprise customers in North Carolina and South Carolina, as well as five other states in the Southeast. Beginning in 2014, revenue generated by DukeNet will be included in business services wholesale transport revenue.

Advertising

As discussed further below in “—Financial Statement Presentation,” Time Warner Cable Media (“TWC Media”) sells video and online advertising inventory to local, regional and national advertising customers and also sells advertising inventory on behalf of other video distributors (including, among others, Verizon Communications Inc.’s (“Verizon”) FiOS, AT&T Inc.’s (“AT&T”) U-verse and Charter Communications, Inc. (“Charter”)). Advertising revenue generated by TWC Media, which was approximately $1.0 billion during 2013, is cyclical, benefiting in years that include political elections as a result of political candidate and issue-related advertising.

Other

During 2013, TWC generated other revenue of $387 million, principally from (i) the Company’s two Los Angeles regional sports networks (Time Warner Cable SportsNet and Time Warner Cable Deportes) launched on October 1, 2012 that carry Los Angeles Lakers’ basketball games and other sports programming (collectively, the “LA RSNs”); (ii) the Company’s local sports, news and lifestyle channels (e.g., Time Warner Cable News NY1) and (iii) other operating revenues, including those derived from the Advance/Newhouse Partnership and home shopping network-related services.

TIME WARNER CABLE INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS

OF OPERATIONS AND FINANCIAL CONDITION—(Continued)

In February 2014, the Company expects American Media Productions, LLC (“American Media Productions”), an unaffiliated third party, to launch SportsNet LA, a regional sports network that will carry the Los Angeles Dodgers’ baseball games and other sports programming. In accordance with long-term agreements with American Media Productions, TWC will act as the network’s exclusive advertising and affiliate sales agent and will have certain branding and programming rights with respect to the network. In addition, TWC will provide certain production and technical services to American Media Productions. Upon the launch of SportsNet LA, revenue from advertising inventory sold on SportsNet LA will be included in advertising revenue, fees received from distributors of SportsNet LA will be included in other revenue and content acquisition and production costs will be included in cost of revenue.

Operating Costs and Expenses

Video programming costs, which represented 33.8% of the Company’s operating costs and expenses for 2013, are expected to continue to increase, reflecting rate increases on existing programming services and the carriage of new networks, partially offset by a decline in total video subscribers. TWC expects that its video programming costs as a percentage of video revenue will continue to increase, in part due to an increasingly competitive environment.

TWC is undertaking several initiatives to achieve operating efficiencies, while still investing in the customer experience and areas of growth. In 2013, TWC began to centralize functions that support its residential services, business services and advertising operations, which are expected to reduce the growth in employee and administrative costs in future years. During the first quarter of 2014, TWC also expects to complete the migration of voice lines from Sprint Corporation (“Sprint”) as the provider of voice transport, switching and interconnection services and, as a result, voice costs in 2014 are expected to decrease compared to 2013. Additionally, as discussed further in “Critical Accounting Policies and Estimates—Pension Plans,” 2014 operating costs are also expected to benefit from a significant reduction in pension expense in 2014 due primarily to the rise in market interest rates and the favorable asset returns experienced in 2013.

Competition

TWC’s operations face intense competition, both from existing competitors and, as a result of the rapid development of new technologies, services and products, from new entrants to the industry.

Residential Services

TWC faces intense competition for residential customers from a variety of alternative communications, information and entertainment delivery sources. TWC competes with incumbent local telephone companies and other overbuilders across each of its residential services. Some of these competitors offer a broad range of services with features and functions comparable to those provided by TWC and in bundles similar to those offered by TWC, sometimes including wireless service. Each of TWC’s residential services also faces competition from other companies that provide services on a stand-alone basis. TWC’s residential video service faces competition from direct broadcast satellite services, and increasingly from companies that deliver content to consumers over the Internet. TWC’s residential high-speed data and voice services face competition from wireless Internet and voice providers. TWC’s residential voice service also faces competition from “over-the-top” phone services and other alternatives.

Business Services

TWC faces significant competition as to each of its business services offerings. Its business high-speed data, networking and voice services face competition from a variety of telecommunication carriers, including incumbent local telephone companies. TWC’s cell tower backhaul service also faces competition from traditional telephone companies as well as other carriers, such as metro and regional fiber-based carriers. TWC’s business video service faces competition from direct broadcast satellite providers. TWC also competes with cloud, hosting and related service providers and application-service providers.

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

Recent Developments

Comcast Merger Agreement

On February 12, 2014, the Company entered into an Agreement and Plan of Merger with Comcast whereby the Company agreed to merge with and into a 100% owned subsidiary of Comcast. Upon completion of the merger, all of the outstanding shares of the Company will be cancelled and each issued and outstanding share will be converted into the right to receive 2.875 shares of Class A common stock of Comcast. The merger is subject to the approval of the Company’s and Comcast’s stockholders, regulatory approvals and certain other closing conditions.

Charter Unsolicited Proposal

On January 13, 2014, Charter made an unsolicited proposal to acquire the Company. After careful consideration, including a thorough review of the offer with its financial and legal advisors, TWC’s Board of Directors (“TWC’s Board”) unanimously determined that Charter’s offer was grossly inadequate, substantially undervalued the Company and was not in the best interests of the Company and its stockholders. On February 11, 2014, Charter provided formal notice to the Company of its nomination of a slate of thirteen independent candidates for election to TWC’s Board at the Company’s 2014 annual meeting of stockholders. In addition to nominating the slate of independent candidates for election to TWC’s Board, Charter also proposed that the stockholders amend the Company’s by-laws to fix the size of TWC’s Board at thirteen members and to repeal any amendments to the by-laws that were adopted by TWC’s Board without stockholder approval after July 26, 2012.

DukeNet Acquisition

On December 31, 2013, TWC completed its acquisition of DukeNet for $572 million in cash (including the repayment of debt), net of cash acquired and capital leases assumed. The financial results of DukeNet did not significantly impact the Company’s consolidated financial results for the year ended December 31, 2013.

Common Stock Repurchase Program

On July 25, 2013, TWC’s Board increased the remaining authorization under its existing common stock repurchase program (the “Stock Repurchase Program”), which was $775 million as of July 24, 2013, to an aggregate of up to $4.0 billion of TWC common stock effective July 25, 2013. As a result of the Company’s entry into the merger agreement with Comcast, the Stock Repurchase Program was suspended on February 13, 2014. Purchases under the Stock Repurchase Program were made from time to time on the open market and in privately negotiated transactions. The size and timing of the Company’s purchases under the Stock Repurchase Program were based on a number of factors, including business and market conditions, financial capacity and TWC’s common stock price. From the inception of the Stock Repurchase Program in the fourth quarter of 2010 through February 12, 2014, the Company repurchased 92.9 million shares of TWC common stock for $7.744 billion. As of February 12, 2014, the Company had $2.723 billion remaining under the Stock Repurchase Program.

Financial Statement Presentation

Revenue

The Company’s revenue consists of residential services, business services, advertising and other revenue.

Residential services. Residential services revenue consists of revenue from video, high-speed data, voice and other services offered to residential subscribers. The Company sells video, high-speed data and voice services to residential subscribers separately and in bundled packages at rates lower than if the subscriber purchases each product on an individual basis. Revenue received from subscribers to bundled packages is allocated to each product in a pro-rata manner based on the standalone selling price of each of the respective services.

TIME WARNER CABLE INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS

OF OPERATIONS AND FINANCIAL CONDITION—(Continued)

Video. Video revenue includes subscriber fees for the Company’s various tiers or packages of video programming services generally distinguished from one another by the number and type of programming networks they include. Video revenue also includes related equipment rental charges, installation charges and fees collected on behalf of local franchising authorities and the Federal Communications Commission (the “FCC”). Additionally, video revenue includes revenue from the sale of premium networks, transactional video-on-demand (e.g., events and movies) and digital video recorder (“DVR”) service.

High-speed data. High-speed data revenue primarily includes subscriber fees for the Company’s high-speed data services and related equipment rental and installation charges. The Company offers multiple tiers of high-speed data services providing various service speeds, data usage levels and other attributes to meet the different needs of its subscribers. In addition, high-speed data revenue includes fees received from third-party Internet service providers (e.g., Earthlink) whose online services are provided to some of TWC’s customers.

Voice. Voice revenue includes subscriber fees for the Company’s voice services, along with related installation charges, as well as fees collected on behalf of governmental authorities.

Other. Other revenue includes revenue from security and home management services and other residential subscriber-related fees.

Business services. Business services revenue consists of revenue from video, high-speed data, voice, wholesale transport and other services offered to business customers. The Company sells video, high-speed data and voice services to business subscribers separately and in bundled packages, and the revenue is allocated to each product as described above under residential services.

Video. Video revenue includes the same fee categories received from business video subscribers as described above under residential video revenue.

High-speed data. High-speed data revenue primarily includes subscriber fees for the Company’s high-speed data services and related installation charges. High-speed data revenue also includes amounts generated by the sale of commercial networking and point-to-point transport services, such as Metro Ethernet services.

Voice. Voice revenue includes subscriber fees for the Company’s voice services, along with related installation charges, as well as fees collected on behalf of governmental authorities.

Wholesale transport. Wholesale transport revenue primarily includes amounts generated by the sale of point-to-point transport services offered to wireless telephone providers (i.e., cell tower backhaul) and other carriers.

Other. Other revenue primarily includes revenue from enterprise-class, cloud-enabled hosting, managed applications and services and other business subscriber-related fees.

Advertising. Advertising revenue is generated through TWC Media’s sale of video and online advertising inventory to local, regional and national advertising customers. The Company derives most of its advertising revenue from the sale of advertising inventory on cable networks owned by third parties. The rights to such advertising inventory are acquired by the Company in connection with its agreements to carry such networks or through contractual agreements to sell advertising inventory on behalf of other video distributors (including, among others, Verizon’s FiOS, AT&T’s U-verse and Charter). The Company also generates advertising revenue from the sale of inventory on the LA RSNs and the Company’s local sports, news and lifestyle channels (e.g., Time Warner Cable News NY1) and, beginning in 2014, SportsNet LA.

Other. Other revenue primarily includes (i) beginning in the fourth quarter of 2012, fees received from distributors of the LA RSNs; (ii) fees paid to TWC (totaling $138 million, $135 million and $135 million in 2013, 2012 and 2011, respectively) primarily by the Advance/Newhouse Partnership for (a) the ability to distribute the Company’s high-speed data service and (b) TWC’s management of certain functions, including, among others, the acquisition of programming rights, as well as the provision of certain functions, including engineering; (iii) home shopping network-related revenue (including commissions earned on the sale of merchandise and carriage fees); and (iv) beginning in 2014, fees received from distributors of SportsNet LA.

TIME WARNER CABLE INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS

OF OPERATIONS AND FINANCIAL CONDITION—(Continued)

Operating Costs and Expenses

Cost of revenue. Cost of revenue includes the following costs directly associated with the delivery of services to subscribers or the maintenance of the Company’s delivery systems: video programming costs; high-speed data connectivity costs; voice network costs; other service-related expenses, including non-administrative labor; franchise fees; and other related costs. Beginning in the fourth quarter of 2012, cost of revenue also includes direct costs associated with the LA RSNs, including content acquisition costs. Content acquisition costs for the Los Angeles Lakers’ basketball games are recorded as games are exhibited over the applicable season. Beginning in 2014, cost of revenue will also include direct costs associated with SportsNet LA, including content acquisition costs.

Selling, general and administrative. Selling, general and administrative expenses include amounts not directly associated with the delivery of services to subscribers or the maintenance of the Company’s delivery systems, such as administrative labor costs, marketing expenses, bad debt expense, billing system charges, non-plant repair and maintenance costs and other administrative overhead costs.

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

TIME WARNER CABLE INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS

OF OPERATIONS AND FINANCIAL CONDITION—(Continued)

The Company’s financial results for 2013, 2012 and 2011 include the impacts from the following acquisitions as of their respective acquisition dates: (i) Insight Communications Company, Inc. (together with its subsidiaries, “Insight”), which was acquired on February 29, 2012; (ii) the cable systems acquired from NewWave Communications (“NewWave”) on November 1, 2011 and (iii) NaviSite, Inc. (“NaviSite”), which was acquired on April 21, 2011. Selected revenue information for each acquisition is discussed further below under “Revenue.” The acquisition of DukeNet on December 31, 2013 had no impact the Company’s consolidated results of operations for the year ended December 31, 2013.

Revenue

Revenue by major category for 2013, 2012 and 2011 was as follows (in millions):

	Year Ended December 31,			% Change
	2013	2012	2011	2013 vs. 2012	2012 vs. 2011
Revenue:
Residential services	$18,402	$18,175	$17,093	1.2%	6.3%
Business services	2,312	1,901	1,469	21.6%	29.4%
Advertising	1,019	1,053	880	(3.2%)	19.7%
Other	387	257	233	50.6%	10.3%

Total revenue	$22,120	$21,386	$19,675	3.4%	8.7%

Total revenue in 2013 includes two additional months of Insight revenue of $183 million. Revenue in 2012 included Insight revenue from its acquisition date of $911 million, as well as revenue from the NewWave cable systems of $79 million (compared to $13 million in 2011) and NaviSite of $159 million (compared to $94 million in 2011). Additional selected revenue information for each acquisition is discussed further below.

TIME WARNER CABLE INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS

OF OPERATIONS AND FINANCIAL CONDITION—(Continued)

Selected subscriber-related statistics were as follows (in thousands):

	December 31,			% Change
	2013	2012(a)	2011	2013 vs. 2012	2012 vs. 2011
Residential services:
Customer relationships(b)	14,384	14,674	14,025	(2.0%)	4.6%
Video(c)	11,197	12,030	11,889	(6.9%)	1.2%
High-speed data(d)	11,089	10,935	9,954	1.4%	9.9%
Voice(e)	4,806	5,024	4,544	(4.3%)	10.6%

Business services:
Customer relationships(b)	624	563	486	10.8%	15.8%
Video(c)	196	188	172	4.3%	9.3%
High-speed data(d)	517	460	390	12.4%	17.9%
Voice(e)	275	224	163	22.8%	37.4%

Total:
Single play(f)	5,987	5,907	5,748	1.4%	2.8%
Double play(g)	4,971	5,036	4,925	(1.3%)	2.3%
Triple play(h)	4,050	4,294	3,838	(5.7%)	11.9%

Customer relationships(b)	15,008	15,237	14,511	(1.5%)	5.0%

(a)

On February 29, 2012, the Company acquired Insight, resulting in, as of the date of acquisition, an increase of 751,000 residential customer relationships, 673,000 residential video subscribers, 548,000 residential high-speed data subscribers, 289,000 residential voice subscribers, 26,000 business customer relationships, 10,000 business video subscribers, 20,000 business high-speed data subscribers, 10,000 business voice subscribers, 231,000 total single play subscribers, 319,000 total double play subscribers, 227,000 total triple play subscribers and 777,000 total customer relationships.

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

(f)	Single play subscriber numbers reflect customers who subscribe to one of the Company’s video, high-speed data and voice services.
(g)	Double play subscriber numbers reflect customers who subscribe to two of the Company’s video, high-speed data and voice services.
(h)	Triple play subscriber numbers reflect customers who subscribe to all three of the Company’s video, high-speed data and voice services.

TIME WARNER CABLE INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS

OF OPERATIONS AND FINANCIAL CONDITION—(Continued)

Residential services revenue. The major components of residential services revenue for 2013, 2012 and 2011 were as follows (in millions):

	Year Ended December 31,			% Change
	2013	2012	2011	2013 vs. 2012	2012 vs. 2011
Residential services:
Video:
Programming tiers(a)	$6,825	$7,170	$6,944	(4.8%)	3.3%
Premium networks	772	808	808	(4.5%)	—
Transactional video-on-demand	259	290	339	(10.7%)	(14.5%)
Video equipment rental and installation charges	1,444	1,469	1,372	(1.7%)	7.1%
DVR service	697	675	638	3.3%	5.8%
Franchise and other fees(b)	484	505	488	(4.2%)	3.5%

Total video	10,481	10,917	10,589	(4.0%)	3.1%
High-speed data	5,822	5,090	4,476	14.4%	13.7%
Voice	2,027	2,104	1,979	(3.7%)	6.3%
Other	72	64	49	12.5%	30.6%

Total residential services revenue	$18,402	$18,175	$17,093	1.2%	6.3%

(a)

Programming tier revenue includes subscriber fees for the Company’s various tiers or packages of video programming services generally distinguished from one another by the number and type of programming networks they include.

(b)	Franchise and other fees include fees collected on behalf of franchising authorities and the FCC.

Residential services revenue for the year ended December 31, 2013 includes two additional months of Insight revenue, as follows (in millions):

Video:
Programming tiers	$68
Premium networks	5
Transactional video-on-demand	3
Video equipment rental and installation charges	9
DVR service	5
Franchise and other fees	3

Total video	93
High-speed data	47
Voice	24
Other	1

Total revenue	$165

TIME WARNER CABLE INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS

OF OPERATIONS AND FINANCIAL CONDITION—(Continued)

Residential services revenue for 2012 and 2011 includes revenue from Insight since its acquisition on February 29, 2012 and the cable systems acquired from NewWave on November 1, 2011, as follows (in millions):

	Year Ended December 31,
	2012		2011
	Insight	NewWave	NewWave
Video:
Programming tiers	$341	$38	$7
Premium networks	25	2	—
Transactional video-on-demand	15	—	—
Video equipment rental and installation charges	46	1	—
DVR service	24	2	—
Franchise and other fees	11	1	—

Total video	462	44	7
High-speed data	220	17	3
Voice	127	11	2
Other	3	—	—

Total revenue	$812	$72	$12

For residential services, average monthly revenue per unit was as follows for 2013, 2012 and 2011:

	Year Ended December 31,			% Change
	2013	2012	2011	2013 vs. 2012	2012 vs. 2011
Customer relationship(a)	$105.28	$103.57	$101.67	1.7%	1.9%
Video(b)	74.90	74.64	73.18	0.3%	2.0%
High-speed data(c)	43.92	39.66	38.32	10.7%	3.5%
Voice(d)	34.40	35.68	36.89	(3.6%)	(3.3%)

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

Video. The decrease in residential video revenue in 2013 was primarily due to declines in video subscribers and premium network revenue (which was reduced by approximately $15 million of subscriber credits issued during the third quarter of 2013 in connection with a temporary blackout of a premium network resulting from a dispute with a programming vendor) and lower transactional video-on-demand revenue. These decreases were partially offset by price increases and a greater percentage of subscribers purchasing higher-priced tiers of service, as well as the two additional months of Insight revenue.

The increase in residential video revenue in 2012 was primarily due to acquisitions and an increase in average revenue per subscriber, partially offset by an organic decrease in video subscribers. The increase in such average revenue per subscriber was primarily due to price increases, a greater percentage of subscribers purchasing higher-priced tiers of service and increased revenue from equipment rentals, partially offset by decreases in transactional video-on-demand and premium network revenue.

High-speed data. Residential high-speed data revenue increased in 2013 due to growth in average revenue per subscriber and an increase in high-speed data subscribers, as well as the two additional months of Insight revenue. The increase in average revenue per subscriber was primarily due to an increase in equipment rental charges and a greater percentage of subscribers purchasing higher-priced tiers of service.

TIME WARNER CABLE INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS

OF OPERATIONS AND FINANCIAL CONDITION—(Continued)

Residential high-speed data revenue increased in 2012 due to organic growth in high-speed data subscribers and an increase in average revenue per subscriber, as well as acquisition-related growth. The increase in average revenue per subscriber was primarily due to price increases (including equipment rental charges) and a greater percentage of subscribers purchasing higher-priced tiers of service.

Voice. The decrease in residential voice revenue in 2013 was due to a decline in average revenue per subscriber and fewer voice subscribers, which was partially offset by two additional months of Insight revenue.

The increase in residential voice revenue in 2012 was due to acquisition-related and organic growth in voice subscribers, partially offset by a decrease in average revenue per subscriber.

Business services revenue. The major components of business services revenue for 2013, 2012 and 2011 were as follows (in millions):

	Year Ended December 31,			% Change
	2013	2012	2011	2013 vs. 2012	2012 vs. 2011
Business services:
Video	$347	$323	$286	7.4%	12.9%
High-speed data	1,099	912	727	20.5%	25.4%
Voice	421	306	197	37.6%	55.3%
Wholesale transport	251	184	154	36.4%	19.5%
Other	194	176	105	10.2%	67.6%

Total business services revenue	$2,312	$1,901	$1,469	21.6%	29.4%

Business services revenue increased in 2013 primarily due to growth in high-speed data and voice subscribers, as well as increases in cell tower backhaul and Metro Ethernet revenue of $44 million and $32 million, respectively, and two additional months of Insight revenue, which totaled $12 million.

Business services revenue for 2012 and 2011 includes revenue from Insight from its acquisition on February 29, 2012, the cable systems acquired from NewWave on November 1, 2011, as follows (in millions):

	Year Ended December 31,
	2012			2011
	Insight	NewWave	NaviSite	NewWave	NaviSite
Video	$14	$2	$—	$1	$—
High-speed data	28	3	—	—	—
Voice	11	1	—	—	—
Wholesale transport	2	—	—	—	—
Other	—	—	159	—	94

Total revenue	$55	$6	$159	$1	$94

Business services revenue increased in 2012 primarily due to organic growth in high-speed data and voice subscribers, the acquisitions of Insight and NaviSite and an organic increase in Metro Ethernet revenue of $29 million.

Advertising. Advertising revenue decreased in 2013 primarily due to a decline in political advertising ($28 million in 2013 compared to $114 million for 2012), partially offset by growth in non-political advertising revenue (primarily associated with advertising inventory sold on behalf of other video distributors (“ad rep agreements”)) and the benefit from two additional months of Insight revenue, which totaled $6 million. The Company expects advertising revenue in 2014 to increase compared to 2013 due to an increase in political advertising revenue.

Advertising revenue increased in 2012 primarily due to growth in political advertising revenue, as well as $40 million of revenue from Insight and growth in non-political advertising revenue (primarily associated with ad rep agreements). For 2012, political advertising revenue was $114 million (including political advertising revenue from Insight and ad rep agreements) compared to $15 million for 2011.

TIME WARNER CABLE INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS

OF OPERATIONS AND FINANCIAL CONDITION—(Continued)

Other. Other revenue increased in 2013 primarily due to fees received from distributors of the LA RSNs.

Other revenue increased in 2012 primarily due to fees received from distributors of the LA RSNs. Other revenue for 2012 also included revenue from Insight and the NewWave cable systems of $4 million and $1 million, respectively.

Cost of revenue. The major components of cost of revenue for 2013, 2012 and 2011 were as follows (in millions, except per subscriber data):

	Year Ended December 31,			% Change
	2013	2012	2011	2013 vs. 2012	2012 vs. 2011
Video programming	$4,782	$4,621	$4,342	3.5%	6.4%
Employee(a)	3,019	2,865	2,621	5.4%	9.3%
High-speed data	175	185	170	(5.4%)	8.8%
Voice	554	614	595	(9.8%)	3.2%
Video franchise and other fees(b)	500	519	500	(3.7%)	3.8%
Other direct operating(a)	1,312	1,138	910	15.3%	25.1%

Total cost of revenue	$10,342	$9,942	$9,138	4.0%	8.8%

Cost of revenue as a percentage of revenue	46.8%	46.5%	46.4%

Average monthly video programming costs per video subscriber	$33.62	$31.12	$29.59	8.0%	5.2%

Average monthly voice costs per voice subscriber	$8.94	$10.01	$10.76	(10.7%)	(7.0%)

(a)

Employee and other direct operating costs include costs directly associated with the delivery of the Company’s video, high-speed data, voice and other services to subscribers and the maintenance of the Company’s delivery systems.

(b)	Video franchise and other fees include fees collected on behalf of franchising authorities and the FCC.

For 2013 and 2012, cost of revenue increased primarily related to growth in video programming, employee and other direct operating costs, which, for 2013, was partially offset by a decline in voice costs.

Video programming. Video programming costs increased in 2013 primarily due to contractual rate increases, carriage of new networks and two additional months of Insight costs, partially offset by a decline in video subscribers. For 2013 and 2012, video programming costs were reduced by approximately $20 million and $40 million, respectively, due to changes in cost estimates for programming services primarily resulting from contract negotiations, changes in programming audit reserves and certain contract settlements. The Company expects the rate of growth in video programming costs per video subscriber in 2014 to increase compared to that in 2013.

The increase in video programming costs in 2012 was primarily due to contractual rate increases, carriage of new networks and the acquisition of Insight, partially offset by an organic decline in video subscribers and transactional video-on-demand costs. For 2012 and 2011, video programming costs were reduced by approximately $40 million and $25 million, respectively, due to changes in cost estimates for programming services primarily resulting from contract negotiations, changes in programming audit reserves and certain contract settlements.

Employee. Employee costs increased in 2013 primarily as a result of increased headcount and higher compensation costs per employee (particularly in business services), as well as two additional months of Insight costs. Employee medical costs increased $23 million in 2013.

Employee costs increased in 2012 primarily as a result of acquisitions, higher compensation costs per employee and increased business services headcount, partially offset by a decline in residential services headcount. Pension costs increased $41 million in 2012, primarily due to the decline in interest rates to historically low levels.

Voice. Voice costs, which consist of the direct costs associated with the delivery of voice services, including network connectivity costs, decreased in 2013 primarily due to a decrease in delivery costs per subscriber as a result of the ongoing

TIME WARNER CABLE INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS

OF OPERATIONS AND FINANCIAL CONDITION—(Continued)

replacement of Sprint as the provider of voice transport, switching and interconnection services, as well as a decline in voice subscribers. As of December 31, 2013, TWC had replaced Sprint with respect to nearly 90% of TWC’s voice lines, and the Company expects to complete the migration of the remaining voice lines during the first quarter of 2014. As a result, the Company expects average voice costs per voice subscriber to decrease in 2014 compared to 2013.

Voice costs increased in 2012 primarily due to an increase in voice subscribers due to both organic growth and the Insight acquisition, partially offset by a decrease in delivery costs per subscriber as a result of the ongoing replacement of Sprint, as discussed above.

Other direct operating. Other direct operating costs increased in 2013 as a result of costs associated with the LA RSNs and ad rep agreements, as well as higher facilities costs.

Other direct operating costs increased in 2012 as a result of costs associated with Insight and the LA RSNs, as well as increases in a number of categories, including information technology expense, costs associated with ad rep agreements, repairs and maintenance costs and facilities expense.

Selling, general and administrative. The components of selling, general and administrative expenses for 2013, 2012 and 2011 were as follows (in millions):

	Year Ended December 31,			% Change
	2013	2012	2011	2013 vs. 2012	2012 vs. 2011
Employee	$1,841	$1,666	$1,472	10.5%	13.2%
Marketing	676	653	635	3.5%	2.8%
Bad debt(a)	131	131	118	—	11.0%
Other	1,150	1,170	1,086	(1.7%)	7.7%

Total selling, general and administrative	$3,798	$3,620	$3,311	4.9%	9.3%

(a)

Bad debt expense includes amounts charged to expense associated with the Company’s allowance for doubtful accounts and collection expenses, net of late fees billed to subscribers. Late fees billed to subscribers were $176 million, $150 million and $140 million in 2013, 2012 and 2011, respectively.

Selling, general and administrative expenses increased in 2013 primarily as a result of an increase in employee costs, as well as two additional months of Insight costs, higher marketing costs (which included the impact of increased spending due to temporary blackouts resulting from programming vendor disputes) and increased facilities costs, partially offset by lower procurement-related consulting costs. The growth in employee costs was primarily the result of increased headcount, higher compensation costs per employee and $10 million of executive severance costs. Employee medical costs increased $22 million in 2013.

Selling, general and administrative expenses increased in 2012 primarily as a result of increases in employee costs and other costs. The increase in employee costs was primarily the result of acquisitions, increased business services headcount and higher compensation costs per employee. During 2012, pension costs increased $19 million, primarily due to the decline in interest rates to historically low levels. The increase in other costs was primarily due to Insight-related costs and increased facilities expense and legal costs, partially offset by lower procurement-related consulting costs.

Merger-related and restructuring costs. In connection with the Insight and DukeNet acquisitions, the Company incurred merger-related costs of $13 million during 2013. During 2012, the Company incurred merger-related costs of $54 million, primarily associated with the Insight acquisition. During 2011, the Company incurred merger-related costs of $10 million in connection with the acquisitions of NaviSite, the NewWave cable systems and Insight.

The Company incurred restructuring costs of $106 million during 2013 compared to $61 million in 2012 and $60 million in 2011. These restructuring costs were primarily related to employee terminations and other exit costs. The Company expects to incur additional restructuring costs in 2014 primarily related to employee terminations in connection with initiatives intended to improve operating efficiency.

TIME WARNER CABLE INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS

OF OPERATIONS AND FINANCIAL CONDITION—(Continued)

Asset impairments. In early 2012, TWC ceased making its existing wireless service available to new wireless customers. As a result, during the fourth quarter of 2011, the Company impaired $60 million of assets related to the provision of wireless service that would no longer be utilized. Of the $60 million noncash impairment, $44 million related to fixed assets and wireless devices and $16 million related to the remaining value of wireless wholesale agreements with Sprint and Clearwire Corporation (“Clearwire”) that were recorded upon TWC’s initial investment in Clearwire Communications LLC (“Clearwire Communications”) in 2008.

Reconciliation of OIBDA to Operating Income. The following table reconciles OIBDA to Operating Income. In addition, the table provides the components from Operating Income to net income attributable to TWC shareholders for purposes of the discussions that follow (in millions):

	Year Ended December 31,			% Change
	2013	2012	2011	2013 vs. 2012	2012 vs. 2011
OIBDA	$7,861	$7,709	$7,096	2.0%	8.6%
Depreciation	(3,155)	(3,154)	(2,994)	—	5.3%
Amortization	(126)	(110)	(33)	14.5%	233.3%

Operating Income	4,580	4,445	4,069	3.0%	9.2%
Interest expense, net	(1,552)	(1,606)	(1,518)	(3.4%)	5.8%
Other income (expense), net	11	497	(89)	(97.8%)	NM

Income before income taxes	3,039	3,336	2,462	(8.9%)	35.5%
Income tax provision	(1,085)	(1,177)	(795)	(7.8%)	48.1%

Net income	1,954	2,159	1,667	(9.5%)	29.5%
Less: Net income attributable to noncontrolling interests	—	(4)	(2)	(100.0%)	100.0%

Net income attributable to TWC shareholders	$1,954	$2,155	$1,665	(9.3%)	29.4%

NM—Not meaningful.

OIBDA. OIBDA increased in 2013 and 2012 primarily due to the growth in revenue, partially offset by the increases in operating costs and expenses, as discussed above. OIBDA growth in 2012 was also impacted by the wireless-related asset impairment recorded in the fourth quarter of 2011 (as discussed above), as well as higher merger-related and restructuring costs in 2012.

Depreciation. Depreciation in 2013 was impacted by an increase in shorter-lived distribution system and capitalized software assets as well as two additional months of Insight costs associated with its property, plant and equipment. These increases were offset by a benefit of $160 million associated with (i) certain assets acquired in the July 31, 2006 transactions with Adelphia Communications Corporation (“Adelphia”) and Comcast that were fully depreciated as of July 31, 2012 and (ii) certain Insight assets (acquired on February 29, 2012) that were fully depreciated as of August 30, 2013.

Depreciation in 2012 increased primarily as a result of the property, plant and equipment acquired in connection with the Company’s acquisitions (primarily Insight), partially offset by a decrease of $86 million associated with certain assets acquired in the July 31, 2006 transactions with Adelphia and Comcast that were fully depreciated as of July 31, 2012.

Amortization. Amortization increased in 2013 primarily as a result of two additional months of Insight costs associated with its customer relationship intangible assets. Amortization increased in 2012 primarily as a result of the customer relationship intangible assets acquired in connection with the Company’s acquisitions (primarily Insight).

Operating Income. Operating Income increased in 2013 and 2012 primarily due to the growth in OIBDA, partially offset by an increase in amortization and, for 2012, depreciation, as discussed above.

Interest expense, net. Interest expense, net, decreased in 2013 primarily due to a decrease in the average debt outstanding during 2013 as compared to 2012. Interest expense, net, increased in 2012 as a result of higher average debt outstanding during 2012 compared to 2011, partially offset by a decrease in the average interest rate on such debt.

TIME WARNER CABLE INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS

OF OPERATIONS AND FINANCIAL CONDITION—(Continued)

Other income (expense), net. Other income (expense), net, detail is shown in the table below (in millions):

	Year Ended December 31,
	2013	2012	2011
Income (loss) from equity-method investments, net(a)(b)	$19	$454	$(88)
Loss on equity award reimbursement obligation to Time Warner(c)	(10)	(9)	(5)
Gain on sale of investment in Clearwire(b)	—	64	—
Other investment losses(d)	—	(12)	—
Other	2	—	4

Other income (expense), net	$11	$497	$(89)

(a)

Income from equity-method investments, net, in 2012 primarily consists of a pretax gain of $430 million associated with SpectrumCo, LLC’s (“SpectrumCo”) sale of its advanced wireless spectrum licenses to Cellco Partnership (doing business as Verizon Wireless). SpectrumCo is a joint venture between TWC, Comcast and Bright House Networks, LLC.

(b)

Loss from equity-method investments, net, in 2011 primarily consists of losses incurred by Clearwire Communications. As of the end of the third quarter of 2011, the balance of the Company’s investment in Clearwire Communications was zero and, on September 27, 2012, the Company sold all of its interest in Clearwire, resulting in the gain noted above.

(c)	See Note 9 to the accompanying consolidated financial statements for a discussion of the Company’s accounting for its equity award reimbursement obligation to Time Warner Inc. (“Time Warner”).
(d)	Other investment losses in 2012 represents an impairment of the Company’s investment in Canoe Ventures LLC, an equity-method investee.

Income tax provision. In 2013, 2012 and 2011, the Company recorded income tax provisions of $1.085 billion, $1.177 billion and $795 million, respectively. As discussed above, income before income taxes in 2012 included the SpectrumCo-related gain, which impacted the 2012 income tax provision. The effective tax rates were 35.7%, 35.3% and 32.3% for 2013, 2012 and 2011, respectively.

The income tax provision and effective tax rate for 2013 include (i) a benefit of $77 million (of which $45 million was recorded in the fourth quarter of 2013) primarily related to changes in the tax rate applied to calculate the Company’s net deferred income tax liability as a result of changes to state tax apportionment factors and (ii) a benefit of $27 million resulting from income tax reform legislation enacted in North Carolina, which, along with other changes, phases in a reduction in North Carolina’s corporate income tax rate over several years.

The income tax provision and effective tax rate for 2012 include (i) a benefit of $63 million related to a change in the tax rate applied to calculate the Company’s net deferred income tax liability as a result of an internal reorganization effective on September 30, 2012, (ii) a fourth-quarter benefit of $47 million primarily related to a California state tax law change, (iii) a benefit of $46 million related to the reversal of a valuation allowance against a deferred income tax asset associated with the Company’s investment in Clearwire and (iv) a charge of $15 million related to the recording of a deferred income tax liability associated with a partnership basis difference.

During the fourth quarter of 2011, TWC completed its income tax returns for the 2010 taxable year, its first full-year income tax returns subsequent to the Company’s separation from Time Warner on March 12, 2009, reflecting the income tax positions and state income tax apportionments of TWC as a standalone taxpayer. Based on these returns, the Company concluded that an approximate 65 basis point change in the estimate of the effective tax rate applied to calculate its net deferred income tax liability was required. As a result, TWC recorded a noncash income tax benefit of $178 million during the fourth quarter of 2011. The income tax provision and effective tax rate for 2011 also include a benefit related to 2010 of $9 million from the domestic production activities deduction under Section 199 of the Internal Revenue Code of 1986, as amended.

Additionally, the income tax provision and effective tax rate for 2011 include net income tax expense of $14 million as a result of the impact of the reversal of deferred income tax assets associated with Time Warner stock option awards held by TWC employees, net of excess tax benefits realized upon the exercise of TWC stock options or vesting of TWC restricted stock units.

Absent the impacts of the above items, the effective tax rates would have been 39.1%, 39.5% and 39.3% for 2013, 2012 and 2011, respectively.

TIME WARNER CABLE INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS

OF OPERATIONS AND FINANCIAL CONDITION—(Continued)

Net income attributable to TWC shareholders and net income per common share attributable to TWC common shareholders. Net income attributable to TWC shareholders and net income per common share attributable to TWC common shareholders were as follows for 2013, 2012 and 2011 (in millions, except per share data):

	Year Ended December 31,			% Change
	2013	2012	2011	2013 vs. 2012	2012 vs. 2011
Net income attributable to TWC shareholders	$1,954	$2,155	$1,665	(9.3%)	29.4%

Net income per common share attributable to TWC common shareholders:
Basic	$6.76	$6.97	$5.02	(3.0%)	38.8%

Diluted	$6.70	$6.90	$4.97	(2.9%)	38.8%

Net income attributable to TWC shareholders decreased in 2013 primarily due to the decrease in other income, net (which, as discussed above, included SpectrumCo and Clearwire-related gains in 2012), partially offset by an increase in Operating Income and decreases in income tax provision and interest expense, net. Net income per common share attributable to TWC common shareholders for 2013 benefited from lower average common shares outstanding as a result of share repurchases under the Stock Repurchase Program.

Net income attributable to TWC shareholders increased in 2012 primarily due to the change in other income (expense), net, and an increase in Operating Income, which was partially offset by increases in income tax provision and interest expense, net. Net income per common share attributable to TWC common shareholders for 2012 benefited from lower average common shares outstanding as a result of share repurchases under the Stock Repurchase Program.

FINANCIAL CONDITION AND LIQUIDITY

Management believes that cash generated by or available to TWC should be sufficient to fund its capital and liquidity needs for the next twelve months and for the foreseeable future thereafter, including quarterly dividend payments and maturities of long-term debt. TWC’s sources of cash include cash and equivalents on hand, cash provided by operating activities and borrowing capacity under the Company’s $3.5 billion senior unsecured five-year revolving credit facility (the “Revolving Credit Facility”) and the Company’s $2.5 billion unsecured commercial paper program, as well as access to capital markets.

In accordance with the Company’s investment policy of diversifying its investments and limiting the amount of its investments in a single entity or fund, the Company may invest its cash and equivalents in a combination of money market and government funds and U.S. Treasury securities, as well as other similar instruments. As of December 31, 2013, the majority of the Company’s cash and equivalents was invested in money market funds and income earning bank deposits, including certificates of deposit.

TWC’s unused committed financial capacity was $3.960 billion as of December 31, 2013, reflecting $525 million of cash and equivalents and $3.435 billion of available borrowing capacity under the Revolving Credit Facility.

TIME WARNER CABLE INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS

OF OPERATIONS AND FINANCIAL CONDITION—(Continued)

Current Financial Condition

As of December 31, 2013, the Company had $25.052 billion of debt, $525 million of cash and equivalents (net debt of $24.527 billion, defined as total debt less cash and equivalents and short-term investments in U.S. Treasury securities, as applicable), and $6.943 billion of total TWC shareholders’ equity. As of December 31, 2012, the Company had $26.689 billion of debt, $3.304 billion of cash and equivalents, $150 million of short-term investments in U.S. Treasury securities (net debt of $23.235 billion), $300 million of mandatorily redeemable non-voting Series A Preferred Equity Membership Units (the “TW NY Cable Preferred Membership Units”) issued by a former subsidiary of TWC, Time Warner NY Cable LLC (“TW NY Cable”), and $7.279 billion of total TWC shareholders’ equity.

The following table shows the significant items contributing to the change in net debt from December 31, 2012 to December 31, 2013 (in millions):

Balance as of December 31, 2012	$23,235
Cash provided by operating activities	(5,753)
Capital expenditures	3,198
Repurchases of common stock	2,509
Dividends paid	758
DukeNet acquisition, net(a)	582
Redemption of mandatorily redeemable preferred equity	300
Decrease in the fair value of debt subject to interest rate swaps(b)	(209)
Proceeds from exercise of stock options	(138)
All other, net	45

Balance as of December 31, 2013	$24,527

(a)	Amount includes the DukeNet purchase price, the repayment of DukeNet’s long-term debt and assumption of its capital leases.
(b)

The decrease in the fair value of debt subject to interest rate swaps is equal to the net decrease in the fair value of the underlying swaps, which are separately recorded on a gross basis as assets and liabilities in the accompanying consolidated balance sheet. See Note 9 to the accompanying consolidated financial statements for a discussion of the Company’s accounting for its interest rate swaps.

On April 28, 2011, TWC filed a shelf registration statement on Form S-3 with the Securities and Exchange Commission (the “SEC”) that allows TWC to offer and sell from time to time a variety of securities.

On January 29, 2014, TWC’s Board declared an increased quarterly cash dividend of $0.75 per share of TWC common stock, payable in cash on March 17, 2014 to stockholders of record at the close of business on February 28, 2014.

As discussed above, as a result of the Company’s entry into the merger agreement with Comcast, the Stock Repurchase Program was suspended on February 13, 2014. From the inception of the Stock Repurchase Program in the fourth quarter of 2010 through February 12, 2014, the Company repurchased 92.9 million shares of TWC common stock for $7.744 billion and, as of February 12, 2014, the Company had $2.723 billion remaining under the Stock Repurchase Program.

TIME WARNER CABLE INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS

OF OPERATIONS AND FINANCIAL CONDITION—(Continued)

Cash Flows

Cash and equivalents decreased $2.779 billion and $1.873 billion in 2013 and 2012, respectively, and increased $2.130 billion in 2011. Components of these changes are discussed below in more detail.

Operating Activities

Details of cash provided by operating activities are as follows (in millions):

	Year Ended December 31,
	2013	2012	2011
OIBDA	$7,861	$7,709	$7,096
Noncash equity-based compensation	128	130	112
Net interest payments(a)	(1,576)	(1,602)	(1,434)
Net income tax refunds (payments)(b)	(696)	(544)	162
Pension plan contributions	(6)	(289)	(405)
All other, net, including working capital changes	42	121	157

Cash provided by operating activities	$5,753	$5,525	$5,688

(a)	Amounts include interest income received (including amounts received under interest rate swap contracts) of $164 million, $171 million and $161 million in 2013, 2012 and 2011, respectively.
(b)	Amounts include income tax refunds received of $2 million, $10 million and $273 million in 2013, 2012 and 2011, respectively.

Cash provided by operating activities increased from $5.525 billion in 2012 to $5.753 billion in 2013. This increase was primarily related to an increase in OIBDA, and decreases in pension plan contributions and net interest payments, partially offset by an increase in net income tax payments and a change in working capital requirements.

On January 2, 2013, the American Taxpayer Relief Act of 2012 was enacted, which provided for the extension of 2012 bonus depreciation deductions of 50% of the cost of the Company’s qualified capital expenditures for 2013. This extension largely offset the Company’s increase in net income tax payments in 2013 from the reversal of bonus depreciation benefits recorded in prior years. Net income tax payments in 2012 benefited from a number of deductions (discussed further below) that did not recur in 2013 and, as a result, the Company’s net income tax payments increased in 2013 compared to 2012. The Company expects net income tax payments to decrease in 2014 primarily as a result of certain capital expenditure-related deductions, including the tangible repair regulations (e.g., de minimus expensing) released in late 2013, which will be partially offset by the continued reversal of bonus depreciation benefits recorded in prior years.

Net interest payments for 2013 decreased primarily as a result of the maturities of TWC’s 5.400% senior notes due July 2012 ($1.5 billion in aggregate principal amount), Time Warner Cable Enterprises LLC’s (“TWCE”) 8.875% senior notes due October 2012 ($350 million in aggregate principal amount) and Time Warner Entertainment Company, L.P.’s (“TWE”), a subsidiary of the Company at the maturity date, 10.150% senior notes due May 2012 ($250 million in aggregate principal amount), partially offset by interest payments related to TWC’s 4.500% senior unsecured debentures due 2042 ($1.25 billion in aggregate principal amount) issued in August 2012 and 5.250% senior unsecured notes due 2042 (£650 million in aggregate principal amount) issued in June 2012.

The Company made no cash contributions to its qualified defined benefit pension plans (the “qualified pension plans”) during 2013. As of December 31, 2013, the qualified pension plans were overfunded by $611 million, and the Company does not expect to make any discretionary cash contributions to the qualified pension plans in 2014. For the nonqualified defined benefit pension plan (the “nonqualified pension plan”), the Company will continue to make contributions in 2014 to the extent benefits are paid. See Note 13 to the accompanying consolidated financial statements for additional discussion of the pension plans.

Cash provided by operating activities decreased from $5.688 billion in 2011 to $5.525 billion in 2012. This decrease was primarily related to an increase in income tax payments, a decrease in income tax refunds (due to an income tax refund of $270 million received in the first quarter of 2011 as a result of bonus depreciation-related legislation) and an increase in

TIME WARNER CABLE INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS

OF OPERATIONS AND FINANCIAL CONDITION—(Continued)

net interest payments, partially offset by an increase in OIBDA and a decrease in pension plan contributions. The increase in income tax payments was primarily due to (i) the decline in the bonus depreciation deduction, (ii) the continued reversal of bonus depreciation benefits recorded in prior years and (iii) the fourth-quarter 2012 income tax payments on the gain on the sale of SpectrumCo’s licenses, partially offset by (i) the usage of Insight’s net operating loss carryforwards, (ii) other Insight-related items, (iii) a taxable loss on the sale of the Clearwire investment and (iv) a tax deduction related to reserves from the formation of an insurance subsidiary in connection with a 2012 internal reorganization.

Investing Activities

Details of cash used by investing activities are as follows (in millions):

	Year Ended December 31,
	2013	2012	2011
Capital expenditures	$(3,198)	$(3,095)	$(2,937)
Business acquisitions, net of cash acquired:
DukeNet acquisition	(423)	—	—
Insight acquisition	—	(1,339)	—
NaviSite acquisition	—	—	(263)
NewWave cable systems acquisition	—	—	(259)
All other	—	(1)	(39)
Purchases of investments:
Short-term investments in U.S. Treasury securities	(575)	(150)	—
Loan to Sterling Entertainment Enterprises, LLC	—	(40)	—
All other	(13)	(17)	(24)
Return of capital from investees:
SpectrumCo(a)	7	1,112	—
Sterling Entertainment Enterprises, LLC(b)	—	88	3
All other	2	—	—
Proceeds from sale, maturity and collection of investments:
Maturity of short-term investments in U.S. Treasury securities	725	—	—
Proceeds from sale of investment in Clearwire	—	64	—
Repayment of loan to Sterling Entertainment Enterprises, LLC	—	40	—
All other	1	—	5
Acquisition of intangible assets	(40)	(37)	(47)
Other investing activities	38	30	31

Cash used by investing activities	$(3,476)	$(3,345)	$(3,530)

(a)	Amount represents the proceeds from SpectrumCo’s sale of advanced wireless spectrum licenses.
(b)	Amounts represent distributions received from Sterling Entertainment Enterprises, LLC (doing business as SportsNet New York), an equity-method investee.

Cash used by investing activities increased from $3.345 billion in 2012 to $3.476 billion in 2013, principally due to a decrease in return of capital from investees and an increase in capital expenditures, partially offset by a decrease in business acquisitions, net of cash acquired, and the maturities of short-term investments in U.S. Treasury securities (net of purchases).

Cash used by investing activities decreased from $3.530 billion in 2011 to $3.345 billion in 2012, principally due to the 2012 return of capital from investees, partially offset by increases in business acquisitions, net of cash acquired, and capital expenditures, as well as the 2012 short-term investments in U.S. Treasury securities. Capital expenditures in 2012 included approximately $100 million of Insight-related capital spending.

TIME WARNER CABLE INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS

OF OPERATIONS AND FINANCIAL CONDITION—(Continued)

Capital expenditures by major category were as follows (in millions):

	Year Ended December 31,
	2013	2012	2011
Customer premise equipment(a)	$1,109	$1,143	$1,008
Scalable infrastructure(b)	740	748	774
Line extensions(c)	602	428	320
Upgrades/rebuilds(d)	114	101	106
Support capital(e)	633	675	729

Total capital expenditures	$3,198	$3,095	$2,937

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

(e)

Amounts represent all other capital purchases required to run day-to-day operations. These costs typically include vehicles, land and buildings, computer hardware/software, office equipment, furniture and fixtures, tools and test equipment. Amounts include capitalized software costs of $335 million, $296 million and $339 million in 2013, 2012 and 2011, respectively.

The Company expects capital expenditures to increase to approximately $3.7 billion in 2014 as the Company invests to improve network reliability and upgrade older customer premise equipment, as well as continues to expand its network to additional residences, commercial buildings and cell towers.

Financing Activities

Details of cash used by financing activities are as follows (in millions):

	Year Ended December 31,
	2013	2012	2011
Proceeds from issuance of long-term debt	$—	$2,258	$3,227
Repayments of long-term debt	(1,500)	(2,100)	—
Repayments of long-term debt assumed in acquisitions	(138)	(1,730)	(44)
Debt issuance costs	—	(26)	(25)
Redemption of mandatorily redeemable preferred equity	(300)	—	—
Repurchases of common stock	(2,509)	(1,850)	(2,657)
Dividends paid	(758)	(700)	(642)
Proceeds from exercise of stock options	138	140	114
Excess tax benefit from equity-based compensation	93	81	48
Taxes paid in cash in lieu of shares issued for equity-based compensation	(68)	(45)	(29)
Acquisition of noncontrolling interest(a)	—	(32)	—
Other financing activities	(14)	(49)	(20)

Cash used by financing activities	$(5,056)	$(4,053)	$(28)

(a)	During the fourth quarter of 2012, TWC acquired the remaining 45.81% noncontrolling interest in Erie Telecommunications, Inc. (“Erie”) for $32 million and, as a result, TWC owns 100% of Erie.

TIME WARNER CABLE INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS

OF OPERATIONS AND FINANCIAL CONDITION—(Continued)

Cash used by financing activities was $5.056 billion in 2013 compared to $4.053 billion in 2012. Cash used by financing activities in 2013 primarily consisted of repurchases of TWC common stock, the repayment of TWC’s 6.200% senior noted due July 2013, the payment of quarterly cash dividends, the redemption of the TW NY Cable Preferred Membership Units and the repayment of DukeNet’s long-term debt. Cash used by financing activities in 2012 primarily consisted of the repayments of TWE’s 10.150% senior notes due May 2012 ($250 million in aggregate principal amount), TWC’s 5.400% senior notes due July 2012 ($1.5 billion in aggregate principal amount) and TWCE’s 8.875% senior notes due October 2012 ($350 million in aggregate principal amount), the repayment of Insight’s senior credit facility and senior notes, repurchases of TWC common stock and the payment of quarterly cash dividends, partially offset by the net proceeds of the public debt issuances in June and August 2012.

Cash used by financing activities was $4.053 billion in 2012 compared to $28 million in 2011. Cash used by financing activities in 2012 primarily consisted of the repayments of TWE’s 10.150% senior notes due May 2012, TWC’s 5.400% senior notes due July 2012 and TWCE’s 8.875% senior notes due October 2012, the repayment of Insight’s senior credit facility and senior notes, repurchases of TWC common stock and the payment of quarterly cash dividends, partially offset by the net proceeds of the public debt issuances in June and August 2012. Cash used by financing activities in 2011 primarily consisted of repurchases of TWC common stock and the payment of quarterly cash dividends, partially offset by the net proceeds of the public debt issuances in May and September 2011.

Outstanding Debt and Mandatorily Redeemable Preferred Equity and Available Financial Capacity

Debt and mandatorily redeemable preferred equity as of December 31, 2013 and 2012 were as follows:

	Maturity	Interest Rate	Outstanding Balance as of December 31,
			2013	2012
			(in millions)
TWC notes and debentures(a)	2014-2042	5.700%(b)	$22,938	$24,594
TWCE debentures(c)	2023-2033	7.882%(b)	2,065	2,070
Revolving credit facility(d)	2017		—	—
Commercial paper program	2017		—	—
Capital leases	2016-2042		49	25

Total debt(e)			25,052	26,689
Mandatorily redeemable preferred equity(e)		8.210%	—	300

Total debt and mandatorily redeemable preferred equity			$25,052	$26,989

(a)

Outstanding balance amounts of the TWC notes and debentures as of December 31, 2013 and 2012 include £1.267 billion and £1.266 billion, respectively, of senior unsecured notes valued at $2.098 billion and $2.058 million, respectively, using the exchange rates at each date.

(b)	Rate represents a weighted-average effective interest rate as of December 31, 2013 and, for the TWC notes and debentures, includes the effects of interest rate swaps and cross-currency swaps.
(c)

Outstanding balance amounts of the TWCE debentures as of December 31, 2013 and 2012 include an unamortized fair value adjustment of $65 million and $70 million, respectively, primarily consisting of the fair value adjustment recognized as a result of the 2001 merger of America Online, Inc. (now known as AOL Inc.) and Time Warner Inc. (now known as Historic TW Inc.).

(d)

As of December 31, 2013, the Company had $3.435 billion of available borrowing capacity under the Revolving Credit Facility (which reflects a reduction of $65 million for outstanding letters of credit backed by the Revolving Credit Facility).

(e)

Outstanding balance amounts of total debt as of December 31, 2013 and 2012 include current maturities of $1.767 billion and $1.518 billion, respectively. Additionally, as of December 31, 2012, the TW NY Cable Preferred Membership Units, which matured and were redeemed on August 1, 2013, were classified as a current liability in the accompanying consolidated balance sheet.

See Notes 7 and 8 for further details regarding the Company’s outstanding debt and mandatorily redeemable preferred equity and other financing arrangements, including certain information about maturities, covenants and rating triggers related to such debt and financing arrangements. As of December 31, 2013, TWC was in compliance with the leverage ratio covenant of the Revolving Credit Facility, with a ratio of consolidated total debt as of December 31, 2013 to consolidated EBITDA for 2013 of approximately 3.1 times. In accordance with the Revolving Credit Facility agreement, consolidated total debt as of December 31, 2013 was calculated as (a) total debt per the accompanying consolidated balance sheet less the TWCE unamortized fair value adjustment (discussed above) and the fair value of debt subject to interest rate swaps, less

TIME WARNER CABLE INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS

OF OPERATIONS AND FINANCIAL CONDITION—(Continued)

(b) total cash per the accompanying consolidated balance sheet in excess of $25 million. In accordance with the Revolving Credit Facility agreement, consolidated EBITDA for 2013 was calculated as OIBDA plus equity-based compensation expense.

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

The following table summarizes the Company’s aggregate contractual obligations outstanding as of December 31, 2013, and the estimated timing and effect that such obligations are expected to have on the Company’s liquidity and cash flows in future periods (in millions):

	2014	2015-2016	2017-2018	Thereafter	Total
Programming and content purchases(a)	$5,196	$9,497	$6,910	$13,670	$35,273
Outstanding debt obligations(b)	1,758	514	4,006	18,709	24,987
Interest(c)	1,546	2,927	2,741	14,717	21,931
Operating leases(d)	149	272	191	300	912
Other(e)	440	308	132	155	1,035

Total	$9,089	$13,518	$13,980	$47,551	$84,138

(a)

Programming and content purchases represent contracts that the Company has with cable television networks and broadcast stations to provide programming services to its subscribers. The amounts included above represent estimates of the future programming costs for these contract requirements and commitments based on subscriber numbers and tier placement as of December 31, 2013 applied to the per-subscriber rates contained in these contracts. Actual amounts due under such contracts may differ from the amounts above based on the actual subscriber numbers and tier placements. These amounts also include programming rights negotiated directly with content owners for distribution on TWC-owned channels or networks and commitments related to TWC’s role as an advertising and distribution sales agent for third party-owned channels or networks.

(b)

Outstanding debt obligations represent principal amounts due on outstanding debt obligations as of December 31, 2013. Amounts do not include any fair value adjustments, bond premiums, discounts, interest rate derivatives or interest payments.

(c)

Amounts are based on the outstanding debt balances, respective interest rates and maturity schedule of the respective instruments as of December 31, 2013. Interest ultimately paid on these obligations may differ based on any potential future refinancings entered into by the Company. See Note 7 to the accompanying consolidated financial statements for further details.

(d)	The Company has lease obligations under various operating leases including minimum lease obligations for real estate and operating equipment.
(e)

Other represents various other contractual obligations, including amounts associated with data processing services, high-speed data connectivity, fiber-related and TWC Media obligations. Amounts do not include the Company’s reserve for uncertain tax positions and related accrued interest and penalties, which as of December 31, 2013 totaled $136 million, as the specific timing of any cash payments relating to this obligation cannot be projected with reasonable certainty.

The Company’s total rent expense was $257 million, $237 million and $202 million in 2013, 2012 and 2011, respectively. Included within these amounts are pole attachment rental fees of $70 million, $77 million and $55 million in 2013, 2012 and 2011, respectively.

Minimum pension funding requirements have not been presented in the table above as such amounts have not been determined beyond 2013. The Company made no cash contributions to the qualified pension plans in 2013 and does not expect to make any discretionary cash contributions to these plans in 2014. For the nonqualified pension plan, the Company contributed $6 million during 2013 and will continue to make contributions in 2014 to the extent benefits are paid.

TIME WARNER CABLE INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS

OF OPERATIONS AND FINANCIAL CONDITION—(Continued)

Contingent Commitments

TWC has cable franchise agreements containing provisions requiring the construction of cable plant and the provision of services to customers within the franchise areas. In connection with these obligations under existing franchise agreements, TWC obtains surety bonds or letters of credit guaranteeing performance to municipalities and public utilities and payment of insurance premiums. Such surety bonds and letters of credit as of December 31, 2013 and 2012 totaled $373 million and $353 million, respectively. Payments under these arrangements are required only in the event of nonperformance. TWC does not expect that these contingent commitments will result in any amounts being paid in the foreseeable future.

MARKET RISK MANAGEMENT

Market risk is the potential gain/loss arising from changes in market rates and prices, such as interest rates.

Interest Rate Risk

Fixed-rate Debt

As of December 31, 2013, TWC had fixed-rate debt with an outstanding balance of $24.918 billion and an estimated fair value of $25.187 billion. As discussed below, TWC has entered into interest rate swaps to effectively convert a portion of its fixed-rate debt to variable-rate debt. Based on TWC’s fixed-rate debt obligations outstanding at December 31, 2013, a 25 basis point increase or decrease in the level of interest rates would, respectively, decrease or increase the fair value of the fixed-rate debt by approximately $453 million (excluding the impact of such rate changes on the fair value of the interest rate swaps). Such potential increases or decreases are based on certain simplifying assumptions, including a constant level of fixed-rate debt and an immediate, across-the-board increase or decrease in the level of interest rates with no other subsequent changes for the remainder of the period.

Variable-rate Debt

As of December 31, 2013, TWC had no outstanding variable-rate debt. However, as discussed below, TWC has entered into interest rate swaps to effectively convert a portion of its fixed-rate debt to variable-rate debt.

Interest Rate Derivative Transactions

The Company is exposed to the market risk of changes in interest rates. To manage the volatility relating to these exposures, the Company’s policy is to maintain a mix of fixed-rate and variable-rate debt by entering into various interest rate derivative transactions to help achieve that mix. Using interest rate swaps, the Company agrees to exchange, at specified intervals, the difference between fixed and variable interest amounts calculated by reference to an agreed-upon notional principal amount.

The following table summarizes the terms of the Company’s existing fixed to variable interest rate swaps as of December 31, 2013:

Maturities	2014-2019
Notional amount (in millions)	$7,850
Weighted-average pay rate (variable based on LIBOR plus variable margins)	4.89%
Weighted-average receive rate (fixed)	6.86%

The notional amounts of interest rate instruments, as presented in the above table, are used to measure interest to be paid or received and do not represent the amount of exposure to credit loss. Interest rate swaps represent an integral part of the Company’s interest rate risk management program and resulted in a decrease in interest expense, net, of $151 million in 2013.

TIME WARNER CABLE INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS

OF OPERATIONS AND FINANCIAL CONDITION—(Continued)

Foreign Currency Exchange Risk

TWC is exposed to the market risks associated with fluctuations in the British pound sterling exchange rate as it relates to its £1.275 billion aggregate principal amount of fixed-rate British pound sterling denominated debt outstanding. As described further in Note 9 to the accompanying consolidated financial statements, the Company has entered into cross-currency swaps to effectively convert the entire balance of its fixed-rate British pound sterling denominated debt, including annual interest payments and the payment of principal at maturity, to fixed-rate U.S. dollar denominated debt, hedging the risk that the cash flows related to annual interest payments and the payment of principal at maturity may be adversely affected by fluctuations in currency exchange rates. The gains and losses on the cross-currency swaps offset changes in the fair value of the Company’s fixed-rate British pound sterling denominated debt resulting from changes in exchange rates.

Equity Risk

Prior to 2007, some of TWC’s employees were granted options to purchase shares of Time Warner common stock in connection with their past employment with subsidiaries and affiliates of Time Warner, including TWC. Upon the exercise of Time Warner stock options held by TWC employees, TWC is obligated to reimburse Time Warner for the excess of the market price of Time Warner common stock on the day of exercise over the option exercise price (the “intrinsic” value of the award). The Company records the equity award reimbursement obligation at fair value, which is estimated using the Black-Scholes model, in other current liabilities in the consolidated balance sheet. The change in the equity award reimbursement obligation fluctuates primarily with the fair value and expected volatility of Time Warner common stock and changes in fair value are recorded in other income (expense), net, in the period of change. For the year ended December 31, 2013, TWC recognized a loss of $10 million in other income (expense), net, in the accompanying consolidated statement of operations for the change in the fair value of the equity award reimbursement obligation.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The Company’s consolidated financial statements are prepared in accordance with GAAP, which requires management to make estimates, judgments and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Management considers an accounting policy and estimate to be critical if it requires the use of assumptions that were uncertain at the time the estimate was made and if changes in the estimate or selection of a different estimate could have a material effect on the Company’s consolidated results of operations or financial condition. The development and selection of the following critical accounting policies and estimates have been determined by the management of TWC and the related disclosures have been reviewed with the Audit Committee of TWC’s Board. Due to the significant judgment involved in selecting certain of the assumptions used in these areas, it is possible that different parties could choose different assumptions and reach different conclusions. For a summary of all of the Company’s significant accounting policies, see Note 2 to the accompanying consolidated financial statements.

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

Derivative Financial Instruments

The Company uses derivative financial instruments primarily to manage the risks associated with fluctuations in interest rates and foreign currency exchange rates and recognizes all derivative financial instruments in the consolidated balance sheet as either assets or liabilities at fair value. As discussed further in Note 9 to the accompanying consolidated financial statements, changes in the fair value of a derivative financial instrument designated as a fair value hedge (e.g., the Company’s interest rate swaps) are recognized in earnings in the period of change together with the offsetting loss or gain on the hedged item attributable to the risk being hedged. For a derivative financial instrument designated as a cash flow hedge (e.g., the Company’s cross-currency swaps), the effective portion of the gain or loss on the derivative financial instrument is initially reported in equity as a component of accumulated other comprehensive income (loss), net, and subsequently reclassified into earnings when the hedged item (e.g., a forecasted transaction denominated in a foreign currency) affects earnings. The ineffective portion of the gain or loss is reported in earnings immediately. For a derivative financial instrument not designated as a hedging instrument (e.g., the equity award reimbursement obligation to Time Warner), the gain or loss is recognized in earnings in the period of change.

The Company determines the fair value of its interest rate swaps using a DCF analysis based on the terms of the contract. This requires estimates of future interest rates and judgments about the future credit worthiness of the Company and each counterparty over the terms of the contracts. Similarly, the Company determines the fair value of its cross-currency swaps using a DCF analysis based on the terms of the contracts. This valuation requires estimates of future interest rates, forward exchange rates and judgments about the future credit worthiness of the Company and each counterparty over the terms of the contracts. The fair value of the equity award reimbursement obligation to Time Warner is estimated using the Black-Scholes model.

Indefinite-lived Intangible Assets and Goodwill

At least annually, the Company performs separate tests to determine if its indefinite lived intangible assets (primarily cable franchise rights) and its goodwill are impaired. Under the accounting rules, the Company can elect to perform a qualitative assessment to determine if an impairment is more likely than not to have occurred. If an impairment is more likely than not to have occurred, then a quantitative assessment is required, which may or may not result in an impairment charge. The determination of whether an impairment is more likely than not to have occurred requires significant judgment regarding potential changes in valuation inputs and includes a review of the Company’s most recent long-range projections, analysis of operating results versus the prior year, changes in market values, changes in discount rates and changes in terminal growth rate assumptions. As discussed further in Note 6 to the accompanying consolidated financial statements, as of the Company’s July 1, 2013 annual testing date and based on its qualitative assessment, the Company determined that it was not more likely than not that its cable franchise rights and goodwill were impaired and, therefore, the Company did not perform a quantitative assessment as part of its annual impairment testing.

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

The Company adjusts its tax reserve estimates periodically because of ongoing examinations by, and settlements with, the various taxing authorities, as well as changes in tax laws, regulations and interpretations. The consolidated income tax provision of any given year includes adjustments to prior year income tax accruals that are considered appropriate and any related estimated interest. The Company’s policy is to recognize, when applicable, interest and penalties on uncertain income tax positions as part of income tax provision. Refer to Note 15 to the accompanying consolidated financial statements for further details.

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

Pension Plans

TWC sponsors two qualified defined benefit pension plans that provide pension benefits to a majority of the Company’s employees. TWC also provides a nonqualified defined benefit pension plan for certain employees. Pension benefits are based on formulas that reflect the employees’ years of service and compensation during their employment period. The Company recognized pension expense associated with these plans of $205 million, $183 million and $123 million in 2013, 2012 and 2011, respectively. The pension expense recognized by the Company is determined using certain assumptions, including the expected long-term rate of return on plan assets, discount rate and expected rate of compensation increases. TWC uses a December 31 measurement date for its pension plans. See Notes 2 and 13 to the accompanying consolidated financial statements for additional discussion. The determination of these assumptions is discussed in more detail below.

The Company used a discount rate of 4.31% to compute 2013 pension expense, which was determined by the matching of plan liability cash flows to a portfolio of bonds individually selected from a large population of high-quality corporate bonds. A decrease in the discount rate of 25 basis points, from 4.31% to 4.06% while holding all other assumptions constant, would have resulted in an increase in the Company’s pension expense of approximately $25 million in 2013.

The Company’s expected long-term rate of return on plan assets used to compute 2013 pension expense was 7.50%. In developing the expected long-term rate of return on assets, the Company considered the pension portfolio’s composition, past average rate of earnings, discussions with portfolio managers and the Company’s asset allocation targets. A decrease in the expected long-term rate of return of 25 basis points, from 7.50% to 7.25%, while holding all other assumptions constant, would have resulted in an increase in the Company’s pension expense of approximately $7 million in 2013.

The Company used an estimated rate of future compensation increases of 4.75% to compute 2013 pension expense. A decrease in the rate of 25 basis points, from 4.75% to 4.50%, while holding all other assumptions constant, would have resulted in a decrease in the Company’s pension expense of approximately $11 million in 2013.

The Company expects pension expense to be approximately $75 million in 2014 based on a discount rate of 5.27%, an expected long-term rate of return on plan assets of 7.50% and an estimated rate of future compensation increases of 4.75%.

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

TWC generally capitalizes expenditures for tangible fixed assets having a useful life of greater than one year. Capitalized costs include direct material, labor and overhead, as well as interest. The costs associated with the repair and maintenance of existing tangible fixed assets are expensed as incurred. Depreciation on these assets is provided using the straight-line method over their estimated useful lives, which are discussed further in Note 2 to the accompanying consolidated financial statements. Significant judgment is involved in the determination of the useful lives of these assets and is based upon an analysis of several factors, such as the physical attributes of the asset, as well as an assessment of the asset’s exposure to future technological obsolescence.

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

TIME WARNER CABLE INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS

OF OPERATIONS AND FINANCIAL CONDITION—(Continued)

The Company operates in a highly competitive, consumer and technology driven and rapidly changing business that is affected by government regulation and economic, strategic, political and social conditions. Various factors could adversely affect the operations, business or financial results of TWC in the future and cause TWC’s actual results to differ materially from those contained in the forward-looking statements, including those factors discussed in detail in Item 1A, “Risk Factors,” in Part I of this report, and in TWC’s other filings made from time to time with the SEC after the date of this report. In addition, important factors that could cause the Company’s actual results to differ materially from those in its forward-looking statements include:

•

increased competition from video, high-speed data, networking and voice providers, particularly direct broadcast satellite operators, telecommunication carriers, companies that deliver programming over broadband Internet connections, and wireless broadband and phone providers;

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

•	increased difficulty negotiating programming and retransmission agreements on favorable terms, resulting in increased costs to the Company and/or the loss of popular programming; and

•	changes in, or impediments to executing on, the Company’s plans, initiatives and strategies.

Any forward-looking statements made by the Company in this document speak only as of the date on which they are made. The Company is under no obligation to, and expressly disclaims any obligation to, update or alter its forward-looking statements whether as a result of changes in circumstances, new information, subsequent events or otherwise.

TIME WARNER CABLE INC.

CONSOLIDATED BALANCE SHEET

	December 31,
	2013	2012
	(in millions)
ASSETS
Current assets:
Cash and equivalents	$525	$3,304
Short-term investments in U.S. Treasury securities	—	150
Receivables, less allowances of $77 million and $65 million as of December 31, 2013 and 2012, respectively	954	883
Deferred income tax assets	334	317
Other current assets	331	223

Total current assets	2,144	4,877
Investments	56	87
Property, plant and equipment, net	15,056	14,742
Intangible assets subject to amortization, net	552	641
Intangible assets not subject to amortization	26,012	26,011
Goodwill	3,196	2,889
Other assets	1,257	562

Total assets	$48,273	$49,809

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$565	$647
Deferred revenue and subscriber-related liabilities	188	183
Accrued programming expense	869	872
Current maturities of long-term debt	1,767	1,518
Mandatorily redeemable preferred equity issued by a subsidiary	—	300
Other current liabilities	1,837	1,805

Total current liabilities	5,226	5,325
Long-term debt	23,285	25,171
Deferred income tax liabilities, net	12,098	11,280
Other liabilities	717	750
Commitments and contingencies (Note 16)
TWC shareholders’ equity:
Common stock, $0.01 par value, 277.9 million and 297.7 million shares issued and outstanding as of December 31, 2013 and 2012, respectively	3	3
Additional paid-in capital	6,951	7,576
Retained earnings (accumulated deficit)	(55)	363
Accumulated other comprehensive income (loss), net	44	(663)

Total TWC shareholders’ equity	6,943	7,279
Noncontrolling interests	4	4

Total equity	6,947	7,283

Total liabilities and equity	$48,273	$49,809

See accompanying notes.

TIME WARNER CABLE INC.

CONSOLIDATED STATEMENT OF OPERATIONS

	Year Ended December 31,
	2013	2012	2011
	(in millions, except per share data)
Revenue	$22,120	$21,386	$19,675
Costs and expenses:
Cost of revenue(a)	10,342	9,942	9,138
Selling, general and administrative(a)	3,798	3,620	3,311
Depreciation	3,155	3,154	2,994
Amortization	126	110	33
Merger-related and restructuring costs	119	115	70
Asset impairments	—	—	60

Total costs and expenses	17,540	16,941	15,606

Operating Income	4,580	4,445	4,069
Interest expense, net	(1,552)	(1,606)	(1,518)
Other income (expense), net	11	497	(89)

Income before income taxes	3,039	3,336	2,462
Income tax provision	(1,085)	(1,177)	(795)

Net income	1,954	2,159	1,667
Less: Net income attributable to noncontrolling interests	—	(4)	(2)

Net income attributable to TWC shareholders	$1,954	$2,155	$1,665

Net income per common share attributable to TWC common shareholders:
Basic	$6.76	$6.97	$5.02

Diluted	$6.70	$6.90	$4.97

Average common shares outstanding:
Basic	287.6	307.8	329.7

Diluted	291.7	312.4	335.3

Cash dividends declared per share of common stock	$2.60	$2.24	$1.92

(a)	Cost of revenue and selling, general and administrative expenses exclude depreciation.

See accompanying notes.

TIME WARNER CABLE INC.

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

	Year Ended December 31,
	2013	2012	2011
	(in millions)
Net income	$1,954	$2,159	$1,667
Change in accumulated unrealized losses on pension benefit obligation, net of income tax benefit (provision) of $(377) million in 2013, $100 million in 2012 and $160 million in 2011	604	(167)	(250)
Change in accumulated deferred gains (losses) on cash flow hedges, net of income tax benefit (provision) of $(66) million in 2013, $(40) million in 2012 and $12 million in 2011	104	63	(18)
Other changes	(1)	—	—

Other comprehensive income (loss)	707	(104)	(268)

Comprehensive income	2,661	2,055	1,399
Less: Comprehensive income attributable to noncontrolling interests	—	(4)	(2)

Comprehensive income attributable to TWC shareholders	$2,661	$2,051	$1,397

See accompanying notes.

TIME WARNER CABLE INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

	Year Ended December 31,
	2013	2012	2011
	(in millions)
OPERATING ACTIVITIES
Net income	$1,954	$2,159	$1,667
Adjustments for noncash and nonoperating items:
Depreciation	3,155	3,154	2,994
Amortization	126	110	33
Asset impairments	—	—	60
(Income) loss from equity-method investments, net of cash distributions	—	(426)	109
Pretax gain on sale of investment in Clearwire Corporation	—	(64)	—
Deferred income taxes	363	562	638
Equity-based compensation expense	128	130	112
Excess tax benefit from equity-based compensation	(93)	(81)	(48)
Changes in operating assets and liabilities, net of acquisitions and dispositions:
Receivables	(23)	(63)	(25)
Accounts payable and other liabilities	157	(26)	202
Other changes	(14)	70	(54)

Cash provided by operating activities	5,753	5,525	5,688

INVESTING ACTIVITIES
Capital expenditures	(3,198)	(3,095)	(2,937)
Business acquisitions, net of cash acquired	(423)	(1,340)	(561)
Purchases of investments	(588)	(207)	(24)
Return of capital from investees	9	1,200	3
Proceeds from sale, maturity and collection of investments	726	104	5
Acquisition of intangible assets	(40)	(37)	(47)
Other investing activities	38	30	31

Cash used by investing activities	(3,476)	(3,345)	(3,530)

FINANCING ACTIVITIES
Proceeds from issuance of long-term debt	—	2,258	3,227
Repayments of long-term debt	(1,500)	(2,100)	—
Repayments of long-term debt assumed in acquisitions	(138)	(1,730)	(44)
Debt issuance costs	—	(26)	(25)
Redemption of mandatorily redeemable preferred equity	(300)	—	—
Repurchases of common stock	(2,509)	(1,850)	(2,657)
Dividends paid	(758)	(700)	(642)
Proceeds from exercise of stock options	138	140	114
Excess tax benefit from equity-based compensation	93	81	48
Taxes paid in cash in lieu of shares issued for equity-based compensation	(68)	(45)	(29)
Acquisition of noncontrolling interest	—	(32)	—
Other financing activities	(14)	(49)	(20)

Cash used by financing activities	(5,056)	(4,053)	(28)

Increase (decrease) in cash and equivalents	(2,779)	(1,873)	2,130
Cash and equivalents at beginning of year	3,304	5,177	3,047

Cash and equivalents at end of year	$525	$3,304	$5,177

See accompanying notes.

TIME WARNER CABLE INC.

CONSOLIDATED STATEMENT OF EQUITY

	Common Stock	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss), Net	Non- controlling Interests	Total Equity
	(in millions)
Balance as of December 31, 2010	$3	$9,444	$54	$(291)	$7	$9,217
Net income	—	—	1,665	—	2	1,667
Other comprehensive loss	—	—	—	(268)	—	(268)

Comprehensive income (loss)	—	—	1,665	(268)	2	1,399
Repurchase and retirement of common stock	—	(992)	(1,640)	—	—	(2,632)
Cash dividends declared ($1.92 per common share)	—	(632)	(11)	—	—	(643)
Equity-based compensation expense	—	113	—	—	—	113
Shares issued upon exercise of stock options	—	114	—	—	—	114
Taxes paid in lieu of shares issued for equity-based compensation	—	(29)	—	—	—	(29)
Other changes	—	—	—	—	(2)	(2)

Balance as of December 31, 2011	3	8,018	68	(559)	7	7,537
Net income	—	—	2,155	—	4	2,159
Other comprehensive loss	—	—	—	(104)	—	(104)

Comprehensive income (loss)	—	—	2,155	(104)	4	2,055
Repurchase and retirement of common stock	—	(562)	(1,303)	—	—	(1,865)
Cash dividends declared ($2.24 per common share)	—	(143)	(557)	—	—	(700)
Equity-based compensation expense	—	130	—	—	—	130
Excess tax benefit realized from equity-based compensation	—	62	—	—	—	62
Shares issued upon exercise of stock options	—	140	—	—	—	140
Taxes paid in lieu of shares issued for equity-based compensation	—	(45)	—	—	—	(45)
Acquisition of noncontrolling interest	—	(27)	—	—	(5)	(32)
Other changes	—	3	—	—	(2)	1

Balance as of December 31, 2012	3	7,576	363	(663)	4	7,283
Net income	—	—	1,954	—	—	1,954
Other comprehensive income	—	—	—	707	—	707

Comprehensive income	—	—	1,954	707	—	2,661
Repurchase and retirement of common stock	—	(608)	(1,918)	—	—	(2,526)
Cash dividends declared ($2.60 per common share)	—	(305)	(453)	—	—	(758)
Equity-based compensation expense	—	128	—	—	—	128
Excess tax benefit realized from equity-based compensation	—	92	—	—	—	92
Shares issued upon exercise of stock options	—	138	—	—	—	138
Taxes paid in lieu of shares issued for equity-based compensation	—	(68)	—	—	—	(68)
Other changes	—	(2)	(1)	—	—	(3)

Balance as of December 31, 2013	$3	$6,951	$(55)	$44	$4	$6,947

See accompanying notes.

TIME WARNER CABLE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Description of Business

Time Warner Cable Inc. (together with its subsidiaries, “TWC” or the “Company”) is among the largest providers of video, high-speed data and voice services in the U.S., with technologically advanced, well-clustered cable systems located mainly in five geographic areas – New York State (including New York City), the Carolinas, the Midwest (including Ohio, Kentucky and Wisconsin), Southern California (including Los Angeles) and Texas. TWC’s mission is to connect its customers to the world—simply, reliably and with superior service. TWC offers video, high-speed data and voice services to residential and business services customers. TWC’s residential services also include security and home management services, and TWC’s business services also include networking and transport services (including cell tower backhaul services) and enterprise-class, cloud-enabled hosting, managed applications and services. TWC also sells video and online advertising inventory to a variety of local, regional and national customers.

On February 12, 2014, the Company entered into an Agreement and Plan of Merger with Comcast Corporation (“Comcast”) whereby the Company agreed to merge with and into a 100% owned subsidiary of Comcast. Upon completion of the merger, all of the outstanding shares of the Company will be cancelled and each issued and outstanding share will be converted into the right to receive 2.875 shares of Class A common stock of Comcast. The merger is subject to the approval of the Company’s and Comcast’s stockholders, regulatory approvals and certain other closing conditions.

On January 13, 2014, Charter Communications, Inc. (“Charter”) made an unsolicited proposal to acquire the Company. After careful consideration, including a thorough review of the offer with its financial and legal advisors, TWC’s Board of Directors (“TWC’s Board”) unanimously determined that Charter’s offer was grossly inadequate, substantially undervalued the Company and was not in the best interests of the Company and its stockholders. On February 11, 2014, Charter provided formal notice to the Company of its nomination of a slate of thirteen independent candidates for election to TWC’s Board at the Company’s 2014 annual meeting of stockholders. In addition to nominating the slate of independent candidates for election to TWC’s Board, Charter also proposed that the stockholders amend the Company’s by-laws to fix the size of TWC’s Board at thirteen members and to repeal any amendments to the by-laws that were adopted by TWC’s Board without stockholder approval after July 26, 2012.

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

Short-term Investments in U.S. Treasury Securities

The Company purchases short-term investments in U.S. Treasury securities from time to time that have original maturities of six months. Such investments are classified as held-to-maturity and stated at amortized cost, which approximates fair value, in the consolidated balance sheet.

Accounts Receivable

Accounts receivable are recorded at net realizable value. The Company maintains an allowance for doubtful accounts, which is determined after considering past collection experience, aging of accounts receivable, general economic factors and other considerations. Changes in the Company’s allowance for doubtful accounts from January 1 through December 31 are presented below (in millions):

	2013	2012	2011
Balance at beginning of year	$65	$62	$74
Provision for bad debts(a)	249	224	221
Write-offs, net of recoveries	(237)	(221)	(233)

Balance at end of year	$77	$65	$62

(a)

Provision for bad debts includes amounts charged to expense associated with the Company’s allowance for doubtful accounts and excludes collection expenses and the benefit from late fees billed to subscribers.

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

Property, Plant and Equipment

Property, plant and equipment are stated at cost, and depreciation on these assets is provided using the straight-line method over their estimated useful lives. TWC incurs expenditures associated with the construction of its cable systems. Costs associated with the construction of transmission and distribution facilities are capitalized. With respect to customer premise equipment, which includes set-top boxes and high-speed data and telephone modems, TWC capitalizes installation costs only upon the initial deployment of these assets. All costs incurred in subsequent disconnects and reconnects of previously installed customer premise equipment are expensed as incurred. TWC uses standard capitalization rates to capitalize installation activities. Significant judgment is involved in the development of these capitalization standards, including the average time required to perform an installation and the determination of the nature and amount of indirect costs to be capitalized. The capitalization standards are reviewed at least annually and adjusted, if necessary, based on comparisons to actual costs incurred. TWC generally capitalizes expenditures for tangible fixed assets having a useful life of greater than one year. Capitalized costs include direct material, labor and overhead, as well as interest. The costs associated with the repair and maintenance of existing tangible fixed assets are expensed as incurred.

TIME WARNER CABLE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company’s property, plant and equipment and related accumulated depreciation as of December 31, 2013 and 2012 consisted of the following:

			Estimated Useful
	December 31,
	2013	2012	Lives
	(in millions)		(in years)
Land, buildings and improvements(a)	$1,851	$1,778	1-20
Distribution systems(b)	23,119	21,141	3-25
Converters and modems	5,687	5,806	3-5
Capitalized software costs(c)	2,252	1,895	3-5
Vehicles and other equipment	2,286	2,214	3-10
Construction in progress	424	438

Property, plant and equipment, gross	35,619	33,272
Accumulated depreciation	(20,563)	(18,530)

Property, plant and equipment, net	$15,056	$14,742

(a)

Land, buildings and improvements includes $173 million and $170 million related to land as of December 31, 2013 and 2012, respectively, which is not depreciated. The weighted-average useful life is approximately 17.38 years for buildings and improvements.

(b)	The weighted-average useful life is approximately 13.19 years for distribution systems.
(c)

Capitalized software costs reflect certain costs incurred for the development of internal use software, including costs associated with coding, software configuration, upgrades and enhancements. These costs, net of accumulated depreciation, totaled $801 million and $738 million as of December 31, 2013 and 2012, respectively. Depreciation of capitalized software costs was $270 million in 2013, $237 million in 2012 and $209 million in 2011.

Intangible Assets and Goodwill

TWC’s finite-lived intangible assets consist primarily of customer relationships, cable franchise renewals and access rights. Acquired customer relationships are capitalized and amortized over their estimated useful lives and costs to negotiate and renew cable franchise rights are capitalized and amortized over the term of the new franchise agreement.

TWC’s indefinite-lived intangible assets consist of cable franchise rights that are acquired in an acquisition of a business. Goodwill is recorded for the excess of the acquisition cost of an acquired entity over the estimated fair value of the identifiable net assets acquired. TWC does not amortize cable franchise rights or goodwill.

TIME WARNER CABLE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fair Value Estimates

Business Combinations

The Company must estimate the fair value of assets acquired and liabilities assumed whenever it acquires another business. This requires judgments regarding the identification of acquired assets and liabilities assumed, some of which may not have been previously recorded by the acquired business, as well as judgments regarding the valuation of all identified acquired assets and assumed liabilities. The Company determines the assets acquired and liabilities assumed by reviewing the operations, interviewing management and reviewing the financial, contractual and regulatory information of the acquired business. An example of judgment involved is the determination of whether a pre-acquisition contingency, whose fair value cannot be determined, should be recorded as an assumed liability because the risk of loss is both probable and reasonably estimable. A failure to identify such a liability or to inappropriately record a liability could result in an understatement or overstatement of both liabilities and goodwill. Once the acquired assets and assumed liabilities are identified, the Company estimates the fair values of the assets and liabilities using a variety of approaches that require significant judgments. For example, intangible assets are typically valued using a discounted cash flow (“DCF”) model which requires estimates of the future cash flows that are attributable to the intangible asset. A DCF analysis also requires significant judgments regarding the selection of discount rates that are intended to reflect the risks that are inherent in the projected cash flows, the determination of terminal growth rates, and judgments about the useful life and pattern of use of the underlying intangible asset. As another example, the valuation of acquired property, plant and equipment requires judgments about current market values, replacement costs, the physical and functional obsolescence of the asset and its remaining useful life. A failure to appropriately assign fair values to acquired assets and assumed liabilities could significantly impact the amount and timing of future depreciation and amortization expense, as well as significantly overstate or understate the Company’s assets or liabilities. Refer to Note 4 for further details.

Derivative Financial Instruments

The Company recognizes all derivative financial instruments in the consolidated balance sheet as either assets or liabilities at fair value. Derivative financial instruments are designated, if certain conditions are met, as either (a) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment (a “fair value hedge”) or (b) a hedge of the exposure to variable cash flows of a forecasted transaction or a hedge of the foreign currency exposure of a forecasted transaction denominated in a foreign currency (a “cash flow hedge”). For a derivative financial instrument designated as a fair value hedge (e.g., the Company’s interest rate swaps), the gain or loss on the derivative financial instrument is recognized in earnings in the period of change together with the offsetting loss or gain on the hedged item attributable to the risk being hedged. As a result, the consolidated statement of operations includes the impact of changes in the fair value of both the derivative financial instrument and the hedged item, which reflects in earnings the extent to which the hedge is ineffective in achieving offsetting changes in fair value. For a derivative financial instrument designated as a cash flow hedge (e.g., the Company’s cross-currency swaps), the effective portion of the gain or loss on the derivative financial instrument is initially reported in equity as a component of accumulated other comprehensive income (loss), net, and subsequently reclassified into earnings when the hedged item (e.g., a forecasted transaction denominated in a foreign currency) affects earnings. The ineffective portion of the gain or loss is reported in earnings immediately. For a derivative financial instrument not designated as a hedging instrument (e.g., the equity award reimbursement obligation to Time Warner Inc. (“Time Warner”)), the gain or loss is recognized in earnings in the period of change. The Company uses derivative financial instruments primarily to manage the risks associated with fluctuations in interest rates and foreign currency exchange rates and does not enter into derivative financial instruments for speculative or trading purposes.

The Company determines the fair value of its interest rate swaps using a DCF analysis based on the terms of the contract. This requires estimates of future interest rates and judgments about the future credit worthiness of the Company and each counterparty over the terms of the contracts. Similarly, the Company determines the fair value of its cross-currency swaps using a DCF analysis based on the terms of the contracts. This valuation requires estimates of future interest rates, forward exchange rates and judgments about the future credit worthiness of the Company and each counterparty over the terms of the contracts. The fair value of the equity award reimbursement obligation to Time Warner is estimated using the Black-Scholes model. Refer to Note 9 for further details.

TIME WARNER CABLE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Indefinite-lived Intangible Assets and Goodwill

At least annually, the Company performs separate tests to determine if its indefinite lived intangible assets (primarily cable franchise rights) and its goodwill are impaired. Under the accounting rules, the Company can elect to perform a qualitative assessment to determine if an impairment is more likely than not to have occurred. If an impairment is more likely than not to have occurred, then a quantitative assessment is required, which may or may not result in an impairment charge. The determination of whether an impairment is more likely than not to have occurred requires significant judgment regarding potential changes in valuation inputs and includes a review of the Company’s most recent long-range projections, analysis of operating results versus the prior year, changes in market values, changes in discount rates and changes in terminal growth rate assumptions. Refer to Note 6 for further details.

Long-lived Assets

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

In early 2012, TWC ceased making its existing wireless service available to new wireless customers. As a result, during the fourth quarter of 2011, the Company impaired $60 million of assets related to the provision of wireless service that would no longer be utilized, of which a portion related to property, plant and equipment. Refer to Note 5 for further details.

Investments

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

•

Level 3: consists of financial instruments whose values are determined using pricing models that utilize significant inputs that are primarily unobservable, DCF methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant management judgment or estimation.

Pension Plans

TWC sponsors the TWC Pension Plan (as defined in Note 13) and the Union Pension Plan (as defined in Note 13), both qualified defined benefit pension plans, that together provide pension benefits to a majority of the Company’s employees. TWC also provides a nonqualified defined benefit pension plan for certain employees. Pension benefits are based on formulas that reflect the employees’ years of service and compensation during their employment period. The pension expense recognized by the Company is determined using certain assumptions, including the expected long-term rate of return on plan assets, discount rate and expected rate of compensation increases.

Equity-based Compensation

The Company measures the cost of employee services received in exchange for an award of equity instruments based on the grant date fair value of the award. That cost is recognized in the consolidated statement of operations over the period during which an employee is required to provide service in exchange for the award. The Company’s policy is to recognize the cost of awards not subject to performance-based vesting conditions on a straight-line basis over the requisite service period and, for awards subject to performance-based vesting conditions deemed probable of being met, over the requisite service period for each separately vesting tranche of awards. The Company uses the Black-Scholes model to estimate the grant date fair value of a stock option. Because the option-pricing model requires the use of subjective assumptions, changes in these assumptions can materially affect the fair value of stock options granted. The volatility assumption is calculated using the implied volatility of TWC traded options. The expected term, which represents the period of time that options are expected to be outstanding, is estimated based on the historical exercise experience of TWC employees. The risk-free rate assumed in valuing the stock options is based on the U.S. Treasury yield curve in effect at the time of grant for the expected term of the option. The Company determines the expected dividend yield percentage by dividing the expected annual dividend by the market price of TWC common stock at the date of grant.

Segments

Public companies are required to disclose certain information about their reportable operating segments. Operating segments are defined as significant components of an enterprise for which separate financial information is available and is evaluated on a regular basis by the chief operating decision makers in deciding how to allocate resources to an individual segment and in assessing performance of the segment. The Company has determined that it has one reportable segment.

TIME WARNER CABLE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Revenue and Costs

The Company’s revenue consists of residential services, business services, advertising and other revenue.

Residential services revenue consists of (i) video revenue, including subscriber fees received from residential customers for the Company’s various tiers or packages of video programming services, related equipment rental charges, installation charges and fees collected on behalf of local franchising authorities and the Federal Communications Commission, as well as revenue from the sale of premium networks, transactional video-on-demand (e.g., events and movies) and digital video recorder service; (ii) high-speed data revenue, including subscriber fees received from residential customers for the Company’s high-speed data services and related equipment rental and installation charges; (iii) voice revenue, including subscriber fees received from residential customers for the Company’s voice services, along with related installation charges, as well as fees collected on behalf of governmental authorities and (iv) other revenue, including revenue from security and home management services and other residential subscriber-related fees.

Business services revenue consists of (i) video revenue, including the same fee categories received from business video subscribers as described above under residential video revenue; (ii) high-speed data revenue, including subscriber fees received from business customers for the Company’s high-speed data services and related installation charges, as well as amounts generated by the sale of commercial networking and point-to-point transport services, such as Metro Ethernet services; (iii) voice revenue, including subscriber fees received from business customers for the Company’s voice services, along with related installation charges, as well as fees collected on behalf of governmental authorities; (iv) wholesale transport revenue, including amounts generated by the sale of point-to-point transport services offered to wireless telephone providers (i.e., cell tower backhaul) and other carriers and (v) other revenue, including revenue from enterprise-class, cloud-enabled hosting, managed applications and services and other business subscriber-related fees.

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

Video programming, high-speed data connectivity and voice network costs are recorded as the services are provided. Video programming costs are recorded based on the Company’s contractual agreements with its programming vendors, which are generally multi-year agreements that provide for the Company to make payments to the programming vendors at agreed upon rates based on the number of subscribers to which the Company provides the programming service. If a programming contract expires prior to the parties’ entry into a new agreement and the Company continues to distribute the service, management estimates the programming costs during contract negotiations. In doing so, management considers the previous contractual rates, inflation and the status of the negotiations in determining its estimates. When the programming contract terms are finalized, an adjustment to programming expense is recorded, if necessary, to reflect the terms of the new contract. Management also makes estimates in the recognition of programming expense related to other items, such as the accounting for free periods and credits from service interruptions, as well as the allocation of consideration exchanged between the parties in multiple-element transactions. Additionally, judgments are also required by management when the Company purchases multiple services from the same programming vendor. In these scenarios, the total consideration provided to the programming vendor is allocated to the various services received based upon their respective estimated fair values. Because multiple services from the same programming vendor may be received over different contractual periods and may have different contractual rates, the allocation of consideration to the individual services may have an impact on the timing of the Company’s expense recognition. Accounting for consideration exchanged between the parties in multiple-element transactions is discussed further in “—Multiple-element Transactions—Contemporaneous Purchases and Sales” below.

Launch fees received by the Company from programming vendors are recognized as a reduction of expense on a straight-line basis over the term of the related programming arrangement. Amounts received from programming vendors representing the reimbursement of marketing costs are recognized as a reduction of marketing expense as the marketing services are provided.

TIME WARNER CABLE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Advertising revenue is generated through TWC Media’s sale of video and online advertising inventory to local, regional and national advertising customers. Advertising revenue is recognized in the period during which the advertisements are exhibited. Advertising costs are expensed upon the first exhibition of the related advertisements. Marketing expense (including advertising), net of certain reimbursements from programmers, was $676 million in 2013, $653 million in 2012 and $635 million in 2011.

Other revenue primarily includes (i) beginning in the fourth quarter of 2012, fees received from distributors of the Company’s two Los Angeles regional sports networks (Time Warner Cable SportsNet and Time Warner Cable Deportes) launched on October 1, 2012 that carry Los Angeles Lakers’ basketball games and other sports programming; (ii) fees paid to TWC by the Advance/Newhouse Partnership for (a) the ability to distribute the Company’s high-speed data service and (b) TWC’s management of certain functions, including, among others, the acquisition of programming rights, as well as the provision of certain functions, including engineering; and (iii) home shopping network-related revenue (including commissions earned on the sale of merchandise and carriage fees).

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

In February 2014, the Company expects American Media Productions, LLC (“American Media Productions”), an unaffiliated third party, to launch SportsNet LA, a regional sports network that will carry the Los Angeles Dodgers’ baseball games and other sports programming. In accordance with long-term agreements with American Media Productions, TWC will act as the network’s exclusive advertising and affiliate sales agent and will have certain branding and programming rights with respect to the network. In addition, TWC will provide certain production and technical services to American Media Productions. Upon the launch of SportsNet LA, revenue from advertising inventory sold on SportsNet LA will be included in advertising revenue, fees received from distributors of SportsNet LA will be included in other revenue and content acquisition and production costs will be included in cost of revenue.

Multiple-element Transactions

Multiple-element transactions involve situations where judgment must be exercised in determining the fair value of the different elements in a bundled transaction. As the term is used here, multiple-element transactions can involve (i) contemporaneous purchases and sales (e.g., the Company sells advertising services to a customer and at the same time purchases programming services) and/or (ii) sales of multiple products and/or services (e.g., the Company sells video, high-speed data and voice services to a customer).

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

For example, TWC is assessed franchise fees by franchising authorities, which are passed on to the customer. The accounting issue presented by these arrangements is whether TWC should report revenue based on the gross amount billed to the ultimate customer or on the net amount received from the customer after payments to franchising authorities. The Company has determined that these amounts should be reported on a gross basis. TWC’s policy is that, in instances where the fees are being assessed directly to the Company, amounts paid to the governmental authorities and amounts received from the customers are recorded on a gross basis. That is, amounts paid to the governmental authorities are recorded as cost of revenue and amounts received from the customer are recorded as revenue. The amount of such fees recorded on a gross basis related to video and voice services was $672 million in 2013, $684 million in 2012 and $610 million in 2011.

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

Prior to TWC’s separation from Time Warner on March 12, 2009 (the “Separation”), TWC was not a separate taxable entity for U.S. federal and various state income tax purposes and its results were included in the consolidated U.S. federal and certain state income tax returns of Time Warner. The income tax benefits and provisions, related tax payments, and current and deferred tax balances have been prepared as if TWC operated as a stand-alone taxpayer for all periods presented including periods through the date of the Separation. Under a tax sharing arrangement between TWC and Time Warner and

TIME WARNER CABLE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

with respect to periods prior to the Separation, TWC is obligated to make tax sharing payments to Time Warner in amounts equal to the estimated taxes it would have paid if it were a separate taxpayer and Time Warner is obligated to make payments to TWC for TWC tax attributes used by Time Warner, but only as and when TWC as a standalone taxpayer would have been able to use such attributes itself. The Company received net cash tax refunds from Time Warner of $6 million in 2012.

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

TIME WARNER CABLE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Set forth below is a reconciliation of net income attributable to TWC common shareholders per basic and diluted common share for the years ended December 31, 2013, 2012 and 2011 (in millions, except per share data):

	Year Ended December 31,
	2013	2012	2011
Net income attributable to TWC common shareholders	$1,944	$2,144	$1,654
Net income allocated to participating securities(a)	10	11	11

Net income attributable to TWC shareholders	$1,954	$2,155	$1,665

Weighted-average basic common shares outstanding	287.6	307.8	329.7
Dilutive effect of nonparticipating equity awards	1.9	2.0	2.6
Dilutive effect of participating equity awards(a)	2.2	2.6	3.0

Weighted-average diluted common shares outstanding	291.7	312.4	335.3

Net income per common share attributable to TWC common shareholders:
Basic	$6.76	$6.97	$5.02

Diluted	$6.70	$6.90	$4.97

(a)	The Company’s restricted stock units granted to employees and non-employee directors are considered participating securities with respect to regular quarterly cash dividends.

Diluted net income per common share attributable to TWC common shareholders for the year ended December 31, 2011 excludes 2.2 million common shares that may be issued under the Company’s equity-based compensation plans because they do not have a dilutive effect. For the years ended December 31, 2013 and 2012, antidilutive common shares related to the Company’s equity-based compensation plan were insignificant.

4.	BUSINESS ACQUISITIONS

DukeNet Acquisition

On December 31, 2013, TWC completed its acquisition of DukeNet Communications, LLC (“DukeNet”), a regional fiber optic network company that provides data and high-capacity bandwidth services to wireless carrier, data center, government and enterprise customers in North Carolina and South Carolina, as well as five other states in the Southeast, for $572 million in cash (including the repayment of debt), net of cash acquired and capital leases assumed. The financial results for DukeNet have been included in the Company’s consolidated financial statements from the date of acquisition and did not significantly impact the Company’s consolidated financial results for the year ended December 31, 2013.

Insight Acquisition

On February 29, 2012, TWC completed its acquisition of Insight Communications Company, Inc. and its subsidiaries (“Insight”) for $1.339 billion in cash, net of cash acquired. At closing, TWC repaid $1.164 billion outstanding under Insight’s senior secured credit facility (including accrued interest), and terminated the facility. Additionally, during 2012, Insight’s $495 million in aggregate principal amount of senior notes due 2018 were redeemed for $579 million in cash (including premiums and accrued interest). The financial results for Insight have been included in the Company’s consolidated financial statements from the date of acquisition and did not significantly impact the Company’s consolidated financial results for the year ended December 31, 2012.

TIME WARNER CABLE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NewWave Cable Systems Acquisition

On November 1, 2011, TWC completed its acquisition of certain NewWave Communications (“NewWave”) cable systems for $259 million in cash. The financial results for the NewWave cable systems have been included in the Company’s consolidated financial statements from the date of acquisition and did not significantly impact the Company’s consolidated financial results for the year ended December 31, 2011.

NaviSite Acquisition

On April 21, 2011, TWC completed its acquisition of NaviSite, Inc. (“NaviSite”) for $263 million, net of cash acquired. At closing, TWC repaid $44 million of NaviSite’s debt. NaviSite’s financial results have been included in the Company’s consolidated financial statements from the date of acquisition and did not significantly impact the Company’s consolidated financial results for the year ended December 31, 2011.

Other Acquisitions

Additionally, during 2011, TWC completed two acquisitions of cable systems in Texas and Ohio for $38 million in cash. The financial results for these acquisitions have been included in the Company’s consolidated financial statements from the respective date of acquisition and did not significantly impact the Company’s consolidated financial results for the year ended December 31, 2011.

5.	INVESTMENTS

The Company’s investments as of December 31, 2013 and 2012 consisted of the following (in millions):

	December 31,
	2013	2012
Equity-method investments(a)	$53	$64
Other investments	3	23

Total investments	$56	$87

(a)

Equity-method investments includes investments in MLB Network, LLC (5.3% owned), iN Demand L.L.C. (29.3% owned) and National Cable Communications LLC (16.7% owned). In addition, the Company has an equity-method investment in Sterling Entertainment Enterprises, LLC (doing business as SportsNet New York, 26.8% owned). The Company has received distributions in excess of its investment in SportsNet New York and has reflected this amount ($185 million and $189 million as of December 31, 2013 and 2012, respectively) in other liabilities in the consolidated balance sheet.

For the years ended December 31, 2013, 2012 and 2011, the Company recognized income (losses) from equity-method investments of $19 million, $454 million and $(88) million, respectively, which is included in other income (expense), net, in the consolidated statement of operations.

SpectrumCo

On August 24, 2012, SpectrumCo, LLC (“SpectrumCo”), a joint venture between TWC, Comcast and Bright House Networks, LLC (“Bright House”), sold all of its advanced wireless spectrum licenses to Cellco Partnership (doing business as Verizon Wireless), a joint venture between Verizon Communications Inc. (“Verizon”) and Vodafone Group Plc, for $3.6 billion in cash. Upon closing, TWC, which owns 31.2% of SpectrumCo, received $1.112 billion, which is included in return of capital from investees in the consolidated statement of cash flows for the year ended December 31, 2012, and recorded a pretax gain of $430 million ($261 million on an after-tax basis), which is included in other income (expense), net, in the consolidated statement of operations for the year ended December 31, 2012. The balance of the Company’s investment in SpectrumCo was $8 million as of December 31, 2012, representing TWC’s share of SpectrumCo’s remaining members’ equity (primarily consisting of cash and equivalents, net of accrued expenses). During the first quarter of 2013, the Company received a final return of capital distribution from SpectrumCo of $7 million that, along with losses recognized from the Company’s investment in SpectrumCo, resulted in an investment balance of zero.

TIME WARNER CABLE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

In early 2012, TWC ceased making its existing wireless service available to new wireless customers. As a result, during the fourth quarter of 2011, the Company impaired $60 million of assets related to the provision of wireless service that would no longer be utilized. Of the $60 million noncash impairment, $44 million related to fixed assets and wireless devices and $16 million related to the remaining value of wireless wholesale agreements with Sprint Corporation (“Sprint”) and Clearwire that were recorded upon TWC’s initial investment in Clearwire Communications in 2008.

6.	INTANGIBLE ASSETS AND GOODWILL

The Company’s intangible assets and related accumulated amortization as of December 31, 2013 and 2012 consisted of the following (in millions):

	December 31, 2013			December 31, 2012
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Intangible assets subject to amortization:
Customer relationships	$531	$(167)	$364	$530	$(78)	$452
Cable franchise renewals and access rights	287	(120)	167	269	(110)	159
Other	38	(17)	21	41	(11)	30

Total	$856	$(304)	$552	$840	$(199)	$641

Intangible assets not subject to amortization:
Cable franchise rights	$26,934	$(922)	$26,012	$26,933	$(922)	$26,011

The Company recorded amortization expense of $126 million in 2013, $110 million in 2012 and $33 million in 2011. Based on the remaining carrying value of intangible assets subject to amortization as of December 31, 2013, amortization expense is expected to be $124 million in 2014, $119 million in 2015, $116 million in 2016, $111 million in 2017 and $33 million in 2018. These amounts may vary as acquisitions and dispositions occur in the future.

TIME WARNER CABLE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Changes in the carrying value of the Company’s goodwill from January 1 through December 31 are presented below (in millions):

	2013	2012
Balance at beginning of year	$2,889	$2,247
Acquisition of DukeNet	310	—
Acquisition of Insight	—	638
Other changes and adjustments	(3)	4

Balance at end of year(a)	$3,196	$2,889

(a)	There were no accumulated goodwill impairment charges as of December 31, 2013 and 2012.

Annual Impairment Analysis

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

7.	DEBT

The Company’s debt as of December 31, 2013 and 2012 consisted of the following (in millions):

		Outstanding Balance as of December 31,
	Maturity	2013	2012
Senior notes and debentures(a)	2014-2042	$25,003	$26,664
Revolving credit facility	2017	—	—
Commercial paper program	2017	—	—
Capital leases	2016-2042	49	25

Total debt		25,052	26,689
Less: Current maturities		(1,767)	(1,518)

Total long-term debt		$23,285	$25,171

(a)	The weighted-average effective interest rate for the senior notes and debentures as of December 31, 2013 was 5.880% and includes the effects of interest rate swaps and cross-currency swaps.

TIME WARNER CABLE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Senior Notes and Debentures

TWC Notes and Debentures

Notes and debentures issued by TWC as of December 31, 2013 and 2012 consisted of the following (in millions):

	Date of				Outstanding Balance as of December 31,
	Issuance	Maturity	Interest Payment	Principal
					2013	2012
6.200% notes	June 2008	July 2013	Jan/July	$1,500	$—	$1,516
8.250% notes	Nov 2008	Feb 2014	Feb/Aug	750	752	768
7.500% notes	Mar 2009	Apr 2014	Apr/Oct	1,000	1,006	1,031
3.500% notes	Dec 2009	Feb 2015	Feb/Aug	500	512	523
5.850% notes	Apr 2007	May 2017	May/Nov	2,000	2,111	2,167
6.750% notes	June 2008	July 2018	Jan/July	2,000	1,975	2,034
8.750% notes	Nov 2008	Feb 2019	Feb/Aug	1,250	1,240	1,238
8.250% notes	Mar 2009	Apr 2019	Apr/Oct	2,000	1,969	1,992
5.000% notes	Dec 2009	Feb 2020	Feb/Aug	1,500	1,481	1,478
4.125% notes	Nov 2010	Feb 2021	Feb/Aug	700	697	697
4.000% notes	Sep 2011	Sep 2021	Mar/Sep	1,000	993	992
5.750% notes(a)	May 2011	June 2031	June	1,035	1,032	1,012
6.550% debentures	Apr 2007	May 2037	May/Nov	1,500	1,493	1,492
7.300% debentures	June 2008	July 2038	Jan/July	1,500	1,496	1,496
6.750% debentures	June 2009	June 2039	June/Dec	1,500	1,463	1,462
5.875% debentures	Nov 2010	Nov 2040	May/Nov	1,200	1,179	1,178
5.500% debentures	Sep 2011	Sep 2041	Mar/Sep	1,250	1,230	1,229
5.250% notes(b)	June 2012	July 2042	July	1,076	1,066	1,046
4.500% debentures	Aug 2012	Sep 2042	Mar/Sep	1,250	1,243	1,243

Total(c)					$22,938	$24,594

(a)

Outstanding balance amounts include £623 million valued at $1.032 billion as of December 31, 2013 and £623 million valued at $1.012 billion as of December 31, 2012 using the exchange rate at each date.

(b)

Outstanding balance amounts include £644 million valued at $1.066 billion as of December 31, 2013 and £643 million valued at $1.046 billion as of December 31, 2012 using the exchange rate at each date.

(c)

Outstanding balance amounts as of December 31, 2013 and 2012 include the estimated fair value of interest rate swap assets of $85 million and $294 million, respectively, and exclude an unamortized discount of $158 million and $173 million, respectively.

TWC has filed a shelf registration statement on Form S-3 with the Securities and Exchange Commission (the “SEC”) that allows TWC to offer and sell from time to time a variety of securities. TWC has issued notes and debentures (the “TWC Notes and Debentures”) publicly in a number of offerings. As of November 1, 2013, TWC’s obligations under the TWC Notes and Debentures are guaranteed by Time Warner Cable Enterprises LLC (“TWCE”), a 100% owned subsidiary of the Company. Prior to November 1, 2013, TWC’s obligations under the TWC Notes and Debentures were guaranteed by the Company’s 100% owned subsidiaries, TWCE, TW NY Cable Holding Inc. (“TW NY”) and Time Warner Cable Internet Holdings II LLC (“TWC Internet Holdings II”). As part of an internal reorganization, on November 1, 2013, TW NY merged with and into the Company, with the Company as the surviving entity, and TWC Internet Holdings II merged with and into TWCE, with TWCE as the surviving entity.

The TWC Notes and Debentures were issued pursuant to an indenture, dated as of April 9, 2007, as it has been and may be amended from time to time (the “TWC Indenture”), by and among the Company, TWCE and The Bank of New York Mellon, as trustee. The TWC Indenture contains customary covenants relating to restrictions on the ability of the Company or any material subsidiary to create liens and on the ability of the Company and TWCE to consolidate, merge or convey or transfer substantially all of their assets. The TWC Indenture also contains customary events of default.

The TWC Notes and Debentures are unsecured senior obligations of the Company and rank equally with its other unsecured and unsubordinated obligations. Interest on each series of TWC Notes and Debentures is payable semi-annually

TIME WARNER CABLE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(with the exception of the British pound sterling denominated notes (the “Sterling Notes”), which is payable annually) in arrears. The guarantees of the TWC Notes and Debentures are unsecured senior obligations of TWCE and rank equally in right of payment with all other unsecured and unsubordinated obligations of TWCE.

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

TWCE Debentures

Debentures issued by TWCE as of December 31, 2013 and 2012 consisted of the following (in millions):

	Date of				Outstanding Balance as of December 31,
	Issuance	Maturity	Interest Payment	Principal
					2013	2012
8.375% debentures	Mar 1993	Mar 2023	Mar/Sept	$1,000	$1,024	$1,027
8.375% debentures	July 1993	July 2033	Jan/July	1,000	1,041	1,043

Total(a)					$2,065	$2,070

(a)

Outstanding balance amounts as of December 31, 2013 and 2012 include an unamortized fair value adjustment of $65 million and $70 million, respectively, primarily consisting of the fair value adjustment recognized as a result of the 2001 merger of America Online, Inc. (now known as AOL Inc.) and Time Warner Inc. (now known as Historic TW Inc.). The fair value adjustment is amortized over the term of the related debt instrument as a reduction to interest expense.

During 1992 and 1993, Time Warner Entertainment Company L.P. (“TWE”) issued notes and debentures publicly in a number of offerings. In connection with an internal reorganization, TWE merged with and into TWCE, with TWCE as the surviving entity, on September 30, 2012. Accordingly, TWCE assumed all of the rights and obligations of TWE, including TWE’s previously issued notes and debentures (the “TWCE Debentures”). As of November 1, 2013, TWCE’s obligations under the TWCE Debentures are guaranteed by TWC. Prior to November 1, 2013, TWCE’s obligations under the TWCE Debentures were guaranteed by TWC, TW NY and TWC Internet Holdings II. As part of the internal reorganization discussed above, on November 1, 2013, TW NY merged with and into the Company, with the Company as the surviving entity, and TWC Internet Holdings II merged with and into TWCE, with TWCE as the surviving entity. TWCE has no obligation to file separate reports with the SEC under the Securities Exchange Act of 1934, as amended.

The TWCE Debentures were issued pursuant to an indenture, dated as of April 30, 1992, as it has been and may be amended from time to time (the “TWCE Indenture”) by and among TWCE, TWC and The Bank of New York Mellon, as trustee. The TWCE Indenture contains customary covenants relating to restrictions on the ability of TWCE or any material subsidiary to create liens and on the ability of TWCE and TWC to consolidate, merge or convey or transfer substantially all of their assets. The TWCE Indenture also contains customary events of default.

The TWCE Debentures are unsecured senior obligations of TWCE and rank equally with its other unsecured and unsubordinated obligations. Interest on each series of TWCE Debentures is payable semi-annually in arrears. The guarantees of the TWCE Debentures are unsecured senior obligations of TWC and rank equally in right of payment with all other unsecured and unsubordinated obligations of TWC. The TWCE Debentures are not redeemable before maturity.

TIME WARNER CABLE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Revolving Credit Facility and Commercial Paper Program

As of December 31, 2013, the Company has a $3.5 billion senior unsecured five-year revolving credit facility maturing in April 2017 (the “Revolving Credit Facility”). The Company’s obligations under the Revolving Credit Facility are guaranteed by TWCE. Borrowings under the Revolving Credit Facility bear interest at a rate based on the credit rating of TWC, which interest rate was LIBOR plus 1.10% per annum as of December 31, 2013. In addition, TWC is required to pay a facility fee on the aggregate commitments under the Revolving Credit Facility at a rate determined by the credit rating of TWC, which rate was 0.15% per annum as of December 31, 2013. The Revolving Credit Facility provides same-day funding capability, and a portion of the aggregate commitments, not to exceed $500 million at any time, may be used for the issuance of letters of credit.

The Revolving Credit Facility contains a maximum leverage ratio covenant of 5.0 times TWC’s consolidated EBITDA. The terms and related financial metrics associated with the leverage ratio are defined in the agreement. As of December 31, 2013, TWC was in compliance with the leverage ratio covenant, calculated in accordance with the agreement, with a ratio of approximately 3.1 times. The Revolving Credit Facility does not contain any credit ratings-based defaults or covenants or any ongoing covenants or representations specifically relating to a material adverse change in TWC’s financial condition or results of operations. Borrowings under the Revolving Credit Facility may be used for general corporate purposes, and unused credit is available to support borrowings under the Commercial Paper Program (as defined below).

In addition to the Revolving Credit Facility, the Company maintains a $2.5 billion unsecured commercial paper program (the “Commercial Paper Program”) that is also guaranteed by TWCE. Commercial paper issued under the Commercial Paper Program is supported by unused committed capacity under the Revolving Credit Facility and ranks equally with other unsecured senior indebtedness of TWC and TWCE.

As of December 31, 2013, the Company had no outstanding borrowings under the Revolving Credit Facility or Commercial Paper Program. TWC’s unused committed financial capacity was $3.960 billion as of December 31, 2013, reflecting $525 million of cash and equivalents and $3.435 billion of available borrowing capacity under the Revolving Credit Facility (which reflects a reduction of $65 million for outstanding letters of credit backed by the Revolving Credit Facility).

Debt Issuance Costs

For the years ended December 31, 2012 and 2011, the Company capitalized debt issuance costs of $26 million and $25 million, respectively, in connection with the Company’s public debt issuances. These capitalized costs are amortized over the term of the related debt instrument and are included as a component of interest expense, net, in the consolidated statement of operations.

Maturities

Annual maturities of debt total $1.758 billion in 2014, $509 million in 2015, $5 million in 2016, $2.004 billion in 2017, $2.002 billion in 2018 and $18.709 billion thereafter.

8.	MANDATORILY REDEEMABLE PREFERRED EQUITY

In connection with the financing of the acquisition of substantially all of the cable assets of Adelphia Communications Corporation in 2006, Time Warner NY Cable LLC (“TW NY Cable”), a former subsidiary of TWC, issued $300 million of its Series A Preferred Membership Units (the “TW NY Cable Preferred Membership Units”) to a limited number of third parties. On August 1, 2013, all of the TW NY Cable Preferred Membership Units were redeemed by TW NY Cable as required pursuant to their terms for an aggregate redemption price of $300 million plus accrued dividends. The TW NY Cable Preferred Membership Units paid cash dividends at an annual rate equal to 8.210% of the sum of the liquidation preference thereof on a quarterly basis.

TIME WARNER CABLE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

9.	DERIVATIVE FINANCIAL INSTRUMENTS

The fair values of assets and liabilities associated with the Company’s derivative financial instruments recorded in the consolidated balance sheet as of December 31, 2013 and 2012 consisted of the following (in millions):

	Assets		Liabilities
	December 31,		December 31,
	2013	2012	2013	2012
Interest rate swaps(a)(b)	$135	$295	$50	$1
Cross-currency swaps(a)(c)	321	112	—	—
Equity award reimbursement obligation(d)	—	—	11	19

Total	$456	$407	$61	$20

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

(b)

Of the total amount of interest rate swap assets recorded as of December 31, 2013 and 2012, $8 million and $16 million, respectively, is recorded in other current assets in the consolidated balance sheet. The total amount of interest rate swap liabilities recorded as of December 31, 2013 and 2012, is recorded in other liabilities in the consolidated balance sheet.

(c)	The fair values of the assets and liabilities associated with cross-currency swaps are recorded in other assets and other liabilities, respectively, in the consolidated balance sheet.
(d)	The fair value of the equity award reimbursement obligation is recorded in other current liabilities in the consolidated balance sheet.

Fair Value Hedges

The Company uses interest rate swaps to manage interest rate risk by effectively converting fixed-rate debt into variable-rate debt. Under such contracts, the Company is entitled to receive semi-annual interest payments at fixed rates and is required to make semi-annual interest payments at variable rates, without exchange of the underlying principal amount. Such contracts are designated as fair value hedges. The Company recognizes no gain or loss related to its interest rate swaps because the changes in the fair values of such instruments are completely offset by the changes in the fair values of the hedged fixed-rate debt. The following table summarizes the terms of the Company’s existing fixed to variable interest rate swaps as of December 31, 2013 and 2012:

	December 31,
	2013	2012
Maturities	2014-2019	2013-2018
Notional amount (in millions)	$7,850	$7,750
Weighted-average pay rate (variable based on LIBOR plus variable margins)	4.89%	4.35%
Weighted-average receive rate (fixed)	6.86%	6.43%

The notional amounts of interest rate instruments, as presented in the above table, are used to measure interest to be paid or received and do not represent the amount of exposure to credit loss.

TIME WARNER CABLE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Cash Flow Hedges

The Company uses cross-currency swaps to manage foreign exchange risk related to foreign currency denominated debt by effectively converting foreign currency denominated debt, including annual interest payments and the payment of principal at maturity, to U.S. dollar denominated debt. Such contracts are designated as cash flow hedges. The Company has entered into cross-currency swaps to effectively convert its £1.275 billion aggregate principal amount of fixed-rate British pound sterling denominated debt, including annual interest payments and the payment of principal at maturity, to fixed-rate U.S. dollar denominated debt. The cross-currency swaps have maturities of June 2031 and July 2042. The following table summarizes the deferred gain (loss) activity related to cash flow hedges recognized in accumulated other comprehensive income (loss), net, and reclassified into other income (expense), net, for the years ended December 31, 2013, 2012 and 2011 (in millions):

	Year Ended December 31,
	2013	2012	2011
Deferred gains (losses) recognized:
Cross-currency swaps	$209	$179	$(67)
Other cash flow hedges	—	—	(4)

Total deferred gains (losses) recognized	209	179	(71)
Deferred (gains) losses reclassified into earnings:
Cross-currency swaps(a)	(39)	(76)	41

Total net deferred gains (losses) recognized	170	103	(30)
Income tax (provision) benefit	(66)	(40)	12

Total net deferred gains (losses) recognized, net of tax	$104	$63	$(18)

(a)

Deferred gains (losses) on cross-currency swaps were reclassified from accumulated other comprehensive income (loss), net, to other income (expense), net, which offsets the re-measurement gains (losses) recognized in other income (expense), net, on the British pound sterling denominated debt.

Any ineffectiveness related to the Company’s cash flow hedges has been and is expected to be immaterial.

Equity Award Reimbursement Obligation

Prior to 2007, some of TWC’s employees were granted options to purchase shares of Time Warner common stock in connection with their past employment with subsidiaries and affiliates of Time Warner, including TWC. Upon the exercise of Time Warner stock options held by TWC employees, TWC is obligated to reimburse Time Warner for the excess of the market price of Time Warner common stock on the day of exercise over the option exercise price (the “intrinsic” value of the award). The Company records the equity award reimbursement obligation at fair value, which is estimated using the Black-Scholes model, in other current liabilities in the consolidated balance sheet. The change in the equity award reimbursement obligation fluctuates primarily with the fair value and expected volatility of Time Warner common stock and changes in fair value are recorded in other income (expense), net, in the period of change. As of December 31, 2013, the weighted-average remaining contractual term of outstanding Time Warner stock options held by TWC employees was 0.17 years. Changes in the fair value of the equity award reimbursement obligation are discussed in Note 10 below.

TIME WARNER CABLE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

10.	FAIR VALUE MEASUREMENTS

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The fair values of derivative financial instruments classified as assets and liabilities as of December 31, 2013 and 2012 consisted of the following (in millions):

	December 31, 2013			December 31, 2012
		Fair Value Measurements			Fair Value Measurements
	Fair Value	Level 2	Level 3	Fair Value	Level 2	Level 3
Assets:
Interest rate swaps	$135	$135	$—	$295	$295	$—
Cross-currency swaps	321	321	—	112	112	—

Total	$456	$456	$—	$407	$407	$—

Liabilities:
Interest rate swaps	$50	$50	$—	$1	$1	$—
Equity award reimbursement obligation	11	—	11	19	—	19

Total	$61	$50	$11	$20	$1	$19

The fair value of interest rate swaps, classified as Level 2, utilized a DCF analysis based on the terms of the contract and expected forward interest rates, and incorporates the credit risk of the Company and each counterparty. The fair value of cross-currency swaps, classified as Level 2, utilized a DCF analysis based on expected forward interest and exchange rates, and incorporates the credit risk of the Company and each counterparty. The fair value of the equity award reimbursement obligation, classified as Level 3, utilized a Black-Scholes model to determine the estimated weighted-average fair value of Time Warner stock options outstanding, which was $33.00 per option as of December 31, 2013. The weighted-average assumptions used in the Black-Scholes model were as follows: expected volatility of Time Warner common stock of 22.87%, expected term of 0.16 years, risk-free rate of 0.04% and expected dividend yield of 1.65%.

Changes in the fair value of the equity award reimbursement obligation, valued using significant unobservable inputs (Level 3), from January 1 through December 31 are presented below (in millions):

	2013	2012	2011
Balance at beginning of year	$19	$22	$20
Losses recognized in other income (expense), net	10	9	5
Payments to Time Warner for awards exercised	(18)	(12)	(3)

Balance at end of year	$11	$19	$22

Assets Measured at Fair Value on a Nonrecurring Basis

The Company’s assets measured at fair value on a nonrecurring basis include equity-method investments, long-lived assets, indefinite-lived intangible assets and goodwill. The Company reviews the carrying amounts of such assets whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable or at least annually as of July 1 for indefinite-lived intangible assets and goodwill. Any resulting asset impairment would require that the asset be reduced to its fair value. Refer to Note 6 for further details regarding the results of the Company’s annual impairment analysis.

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

TIME WARNER CABLE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fair Value of Other Financial Instruments

The Company’s other financial instruments not measured at fair value on a recurring basis include (a) cash and equivalents, receivables, accounts payable, accrued liabilities and, as of December 31, 2012, mandatorily redeemable preferred equity, which are reflected at cost in the consolidated balance sheet, and (b) short-term investments in U.S. Treasury securities and long-term debt not subject to fair value hedge accounting, which are reflected at amortized cost in the consolidated balance sheet. With the exception of long-term debt, cost and amortized cost approximates fair value for these instruments due to their short-term nature. The carrying value and related estimated fair value of the Company’s long-term debt, excluding capital leases, was $25.003 billion and $25.187 billion, respectively, as of December 31, 2013 and $26.664 billion and $31.759 billion, respectively, as of December 31, 2012. Estimated fair values for long-term debt are determined by reference to the market value of the instrument as quoted on a national securities exchange or in an over-the-counter market (Level 1).

11.	TWC SHAREHOLDERS’ EQUITY

Shares Authorized and Outstanding

As of December 31, 2013, TWC is authorized to issue up to approximately 8.333 billion shares of TWC common stock, par value $0.01 per share, of which 277.9 million and 297.7 million shares were issued and outstanding as of December 31, 2013 and 2012, respectively. TWC is also authorized to issue up to approximately 1.0 billion shares of preferred stock, par value $0.01 per share. As of December 31, 2013 and 2012, no preferred shares have been issued, nor does the Company have current plans to issue preferred shares.

Changes in Common Stock

Changes in the Company’s common stock from January 1 through December 31 are presented below (in millions):

	2013	2012	2011
Balance at beginning of year	297.7	315.0	348.3
Shares issued under the Company’s equity-based compensation plan	4.2	4.8	4.0
Shares repurchased and retired	(24.0)	(22.1)	(37.3)

Balance at end of year	277.9	297.7	315.0

Common Stock Repurchase Program

On July 25, 2013, TWC’s Board increased the remaining authorization under its existing common stock repurchase program (the “Stock Repurchase Program”), which was $775 million as of July 24, 2013, to an aggregate of up to $4.0 billion of TWC common stock effective July 25, 2013. As a result of the Company’s entry into the merger agreement with Comcast, the Stock Repurchase Program was suspended on February 13, 2014. As of December 31, 2013, the Company had $2.931 billion remaining under the Stock Repurchase Program. Purchases under the Stock Repurchase Program were made from time to time on the open market and in privately negotiated transactions. The size and timing of the Company’s purchases under the Stock Repurchase Program were based on a number of factors, including business and market conditions, financial capacity and TWC’s common stock price. For the year ended December 31, 2013, the Company repurchased 24.0 million shares of TWC common stock for $2.526 billion, including 0.4 million shares repurchased for $51 million that settled in January 2014.

Common Stock Dividends

TWC’s Board declared quarterly cash dividends per share of TWC common stock in 2013, 2012 and 2011 as follows (in millions, except per share data):

	2013		2012		2011
	Per Share	Amount	Per Share	Amount	Per Share	Amount
First Quarter	$0.65	$195	$0.56	$179	$0.48	$167
Second Quarter	0.65	190	0.56	177	0.48	163
Third Quarter	0.65	188	0.56	173	0.48	158
Fourth Quarter	0.65	185	0.56	171	0.48	155

Total	$2.60	$758	$2.24	$700	$1.92	$643

TIME WARNER CABLE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On January 29, 2014, TWC’s Board declared an increased quarterly cash dividend of $0.75 per share of TWC common stock, payable in cash on March 17, 2014 to stockholders of record at the close of business on February 28, 2014.

Accumulated Other Comprehensive Income (Loss), Net

Changes in accumulated other comprehensive income (loss), net, included in TWC shareholders’ equity from January 1 through December 31 are presented below (in millions):

	Year Ended December 31,
	2013	2012	2011
Balance at beginning of year	$(663)	$(559)	$(291)
Other comprehensive income (loss) before reclassifications, net of tax	686	(90)	(310)
Amounts reclassified into earnings, net of tax	21	(14)	42

Other comprehensive income (loss), net of tax	707	(104)	(268)

Balance at end of year	$44	$(663)	$(559)

The following table summarizes the changes in the components of accumulated other comprehensive income (loss), net, (e.g., primarily unrealized losses on pension benefit obligation and deferred gains (losses) on cash flow hedges) included in TWC shareholders’ equity from January 1 through December 31 (in millions):

	2013	2012	2011
Unrealized losses on pension benefit obligation:
Balance at beginning of year	$(708)	$(541)	$(291)
Other comprehensive income (loss) before reclassifications, net of tax	558	(201)	(266)
Amounts reclassified into earnings, net of tax:
Amortization of actuarial loss(a)	75	59	27
Income tax benefit	(29)	(25)	(11)

Amortization of actuarial loss, net of tax	46	34	16

Other comprehensive income (loss), net of tax	604	(167)	(250)

Balance at end of year	$(104)	$(708)	$(541)

Deferred gains (losses) on cash flow hedges:
Balance at beginning of year	$45	$(18)	$—
Other comprehensive income (loss) before reclassifications, net of tax	129	111	(44)
Amounts reclassified into earnings, net of tax:
Effective portion of (gain) loss on cash flow hedges(b)	(39)	(76)	41
Income tax provision (benefit)	14	28	(15)

Effective portion of (gain) loss on cash flow hedges, net of tax	(25)	(48)	26

Other comprehensive income (loss), net of tax	104	63	(18)

Balance at end of year	$149	$45	$(18)

Other changes:
Balance at beginning of year	$—	$—	$—
Other comprehensive loss before reclassifications, net of tax	(1)	—	—
Amounts reclassified into earnings, net of tax	—	—	—

Other comprehensive loss, net of tax	(1)	—	—

Balance at end of year	$(1)	$—	$—

(a)	Amounts are included in the computation of net periodic benefit costs as discussed further in Note 13.
(b)	Amounts are recorded in other income (expense), net in the consolidated statement of operations as discussed further in Note 9.

TIME WARNER CABLE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

12.	EQUITY-BASED COMPENSATION

TWC is authorized, under the Company’s stock incentive plan (the “2011 Plan”) to grant restricted stock units (“RSUs”) and options to purchase shares of TWC common stock to its employees and non-employee directors. As of December 31, 2013, the 2011 Plan provides for the issuance of up to 20.0 million shares of TWC common stock, of which 12.2 million shares were available for grant.

Equity-based compensation expense and the related tax benefit recognized for the years ended December 31, 2013, 2012 and 2011 was as follows (in millions):

	Year Ended December 31,
	2013	2012	2011
Equity-based compensation expense recognized:
Restricted stock units(a)	$89	$85	$75
Stock options	39	45	38

Total equity-based compensation expense(a)	$128	$130	$113

Tax benefit recognized	$49	$51	$44

(a)	Amounts in 2011 include $1 million of equity-based compensation expense that is classified in merger-related and restructuring costs in the consolidated statement of operations.

Restricted Stock Units

The following table summarizes information about unvested RSUs for the year ended December 31, 2013:

	Number of Units	Weighted- Average Grant Date Value
	(in millions)
Unvested as of December 31, 2012	5.040	$60.47
Granted	1.200	87.30
Vested	(1.848)	49.18
Forfeited	(0.306)	74.30

Unvested as of December 31, 2013	4.086	72.42

For the year ended December 31, 2013, TWC granted 1.200 million RSUs at a weighted-average grant date fair value of $87.30 per RSU, including 142,000 RSUs subject to performance-based vesting conditions (“PBUs”) at a weighted-average grant date fair value of $87.31 per PBU. For the year ended December 31, 2012, TWC granted 1.442 million RSUs at a weighted-average grant date fair value of $77.09 per RSU, including 196,000 PBUs at a weighted-average grant date fair value of $77.13 per PBU. For the year ended December 31, 2011, TWC granted 1.477 million RSUs at a weighted-average grant date fair value of $72.09 per RSU, including 158,000 PBUs at a weighted-average grant date fair value of $72.05 per PBU.

The fair value of RSUs that vested during the year was $98 million in 2013, $95 million in 2012 and $103 million in 2011. As of December 31, 2013, the aggregate intrinsic value of unvested RSUs was $554 million. Total unrecognized compensation cost related to unvested RSUs as of December 31, 2013, without taking into account expected forfeitures, was $131 million, which the Company expects to recognize over a weighted-average period of 2.48 years.

RSUs, including PBUs, generally vest equally on each of the third and fourth anniversary of the grant date, subject to continued employment and, in the case of PBUs, subject to the satisfaction and certification of the applicable performance conditions. RSUs provide for accelerated vesting upon the grantee’s termination of employment after reaching a specified age and years of service and, in the case of PBUs, subject to the satisfaction and certification of the applicable performance conditions. PBUs are subject to forfeiture if the applicable performance condition is not satisfied. RSUs awarded to

TIME WARNER CABLE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

non-employee directors are not subject to vesting or forfeiture restrictions and the shares underlying the RSUs will generally be issued in connection with a director’s termination of service as a director. Pursuant to the directors’ compensation program, certain directors with more than three years of service on TWC’s Board have elected an in-service vesting period for their RSU awards. Holders of RSUs are generally entitled to receive cash dividend equivalents or retained distributions related to regular cash dividends or other distributions, respectively, paid by TWC. In the case of PBUs, the receipt of the dividend equivalents is subject to the satisfaction and certification of the applicable performance conditions. Retained distributions are subject to the vesting requirements of the underlying RSUs. Upon the vesting of a RSU, shares of TWC common stock may be issued from authorized but unissued shares or from treasury stock, if any.

During February 2014, TWC granted approximately 3.6 million RSUs under the 2011 Plan that vest at various times through 2020, of which 143,000 were PBUs.

Stock Options

The following table summarizes information about stock options that were outstanding as of December 31, 2013:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
	(in millions)		(in years)	(in millions)
Outstanding as of December 31, 2012	8.911	$57.40
Granted	2.539	87.69
Exercised	(3.110)	46.53
Forfeited or expired	(0.349)	72.89

Outstanding as of December 31, 2013	7.991	70.58	7.50	$519

Exercisable as of December 31, 2013	2.136	53.97	5.81	174

Expected to vest as of December 31, 2013	5.687	76.44	8.09	336

For the year ended December 31, 2013, TWC granted 2.539 million stock options at a weighted-average grant date fair value of $15.66 per option, including 302,000 stock options subject to performance-based vesting conditions (“PBOs”) at a weighted-average grant date fair value of $15.57 per PBO. For the year ended December 31, 2012, TWC granted 3.017 million stock options at a weighted-average grant date fair value of $16.85 per option, including 372,000 PBOs at a weighted-average grant date fair value of $16.85 per PBO. For the year ended December 31, 2011, TWC granted 2.240 million stock options at a weighted-average grant date fair value of $18.95 per option, including 262,000 PBOs at a weighted-average grant date fair value of $19.08 per PBO.

The total intrinsic value of stock options exercised during the year ended December 31, 2013, 2012 and 2011 was $167 million, $173 million and $113 million, respectively. Cash received from stock options exercised during the year ended December 31, 2013, 2012 and 2011 was $138 million, $140 million and $114 million, respectively, and tax benefits realized from these exercises of stock options was $67 million, $69 million and $45 million, respectively. Total unrecognized compensation cost related to unvested stock options as of December 31, 2013, without taking into account expected forfeitures, was $46 million, which the Company expects to recognize over a weighted-average period of 2.44 years.

Stock options, including PBOs, have exercise prices equal to the fair market value of TWC common stock at the date of grant. Generally, stock options vest ratably over a four-year vesting period and expire ten years from the date of grant, subject to continued employment and, in the case of PBOs, subject to the satisfaction and certification of the applicable performance condition. Certain stock option awards provide for accelerated vesting upon the grantee’s termination of employment after reaching a specified age and years of service and, in the case of PBOs, subject to the satisfaction and certification of the applicable performance conditions. PBOs are subject to forfeiture if the applicable performance condition is not satisfied. Upon the exercise of a stock option, shares of TWC common stock may be issued from authorized but unissued shares or from treasury stock, if any.

TIME WARNER CABLE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The table below presents the assumptions used to value stock options at their grant date for the years ended December 31, 2013, 2012 and 2011 and reflects the weighted average of all awards granted within each year:

	Year Ended December 31,
	2013	2012	2011
Expected volatility	26.14%	30.03%	31.19%
Expected term to exercise from grant date (in years)	5.94	6.43	6.42
Risk-free rate	1.19%	1.35%	2.80%
Expected dividend yield	2.97%	2.91%	2.66%

Special Dividend Retained Distribution

In connection with the Separation, on March 12, 2009, TWC paid a special cash dividend to holders of record on March 11, 2009 of TWC’s Class A common stock and Class B common stock (the “Special Dividend”). In connection with the Special Dividend, holders of RSUs could elect to receive the retained distribution on their RSUs related to the Special Dividend (the “Special Dividend Retained Distribution”) in the form of cash (payable, without interest, upon vesting of the underlying RSUs) or in the form of additional RSUs (with the same vesting dates as the underlying RSUs). In connection with these elections and in conjunction with the payment of the Special Dividend, during the first quarter of 2009, the Company established a liability of $46 million in other liabilities and TWC shareholders’ equity in the consolidated balance sheet for the Special Dividend Retained Distribution to be paid in cash, taking into account estimated forfeitures. The Company made cash payments related to the Special Dividend Retained Distribution of $9 million in 2013, $16 million in 2012 and $14 million in 2011, which are included in other financing activities in the consolidated statement of cash flows. The Special Dividend Retained Distribution liability was zero as of December 31, 2013.

13.	EMPLOYEE BENEFIT PLANS

Pension Plans

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

TIME WARNER CABLE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Changes in the Company’s projected benefit obligation, fair value of plan assets and funded status from January 1 through December 31 are presented below (in millions):

	2013	2012
Projected benefit obligation at beginning of year	$3,071	$2,342
Service cost	204	169
Interest cost	139	131
Actuarial (gain) loss	(609)	465
Plan amendment(a)	(41)	—
Settlements	(4)	—
Benefits paid(b)	(210)	(36)

Projected benefit obligation at end of year	$2,550	$3,071

Accumulated benefit obligation at end of year	$2,166	$2,564

Fair value of plan assets at beginning of year	$2,862	$2,292
Actual return on plan assets	470	317
Employer contributions	6	289
Settlements	(4)	—
Benefits paid(b)	(210)	(36)

Fair value of plan assets at end of year	$3,124	$2,862

Funded status	$574	$(209)

(a)

On March 27, 2013, the TWC Pension Plan was amended with respect to pension benefits accrued by disabled participants (as defined in the TWC Pension Plan) whose long-term disability date occurs on or after April 17, 2013. Participants who become disabled on or after April 17, 2013 will not earn additional benefit service while disabled.

(b)

On September 4, 2013, the TWC Pension Plan was amended to provide certain eligible participants and deferred beneficiaries with a voluntary election opportunity during a limited-time period to receive, or to commence receiving, their Plan benefit effective December 1, 2013 in the form of a lump-sum payment or certain other optional forms of payment. The opportunity to make this voluntary election was available between September 10, 2013 and October 31, 2013. Eligible participants were those who (a) terminated employment or who were deceased on or before May 31, 2013, (b) had not commenced receiving their benefit under the Plan and (c) had an annual accrued benefit at normal retirement age that does not exceed a certain threshold. As a result of this amendment, eligible participants received benefit payments of $167 million during 2013.

The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for the qualified pension plans and the nonqualified pension plan as of December 31, 2013 and 2012 consisted of the following (in millions):

	Qualified Pension Plans		Nonqualified Pension Plan
	December 31,		December 31,
	2013	2012	2013	2012
Projected benefit obligation	$2,513	$3,025	$37	$46
Accumulated benefit obligation	2,129	2,520	37	44
Fair value of plan assets	3,124	2,862	—	—

TIME WARNER CABLE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Pretax amounts recognized in the consolidated balance sheet as of December 31, 2013 and 2012 consisted of the following (in millions):

	December 31,
	2013	2012
Noncurrent asset	$611	$—
Current liability	(5)	(5)
Noncurrent liability	(32)	(204)

Total amounts recognized in assets and liabilities	$574	$(209)

Accumulated other comprehensive income (loss), net:
Net actuarial loss	$(211)	$(1,155)
Prior service (cost) credit	37	(1)

Total amounts recognized in TWC shareholders’ equity	$(174)	$(1,156)

The components of net periodic benefit costs for the years ended December 31, 2013, 2012 and 2011 consisted of the following (in millions):

	Year Ended December 31,
	2013	2012	2011
Service cost	$204	$169	$132
Interest cost	139	131	114
Expected return on plan assets	(214)	(176)	(150)
Settlement loss	1	—	—
Amounts amortized	75	59	27

Net periodic benefit costs	$205	$183	$123

The estimated amounts that are expected to be amortized from accumulated other comprehensive loss, net, into net periodic benefit costs in 2014 include prior service credits net of actuarial losses of $3 million.

Weighted-average assumptions used to determine benefit obligations as of December 31, 2013, 2012 and 2011 consisted of the following:

	2013	2012	2011
Discount rate	5.27%	4.31%	5.21%
Rate of compensation increase	4.75%	4.75%	5.25%

Weighted-average assumptions used to determine net periodic benefit cost for the years ended December 31, 2013, 2012 and 2011 consisted of the following:

	2013	2012	2011
Expected long-term return on plan assets	7.50%	7.75%	8.00%
Discount rate	4.31%	5.21%	5.90%
Rate of compensation increase	4.75%	5.25%	5.25%

The discount rates used to determine benefit obligations and net periodic benefit costs were determined by the matching of plan liability cash flows to a portfolio of bonds individually selected from a large population of high-quality corporate bonds.

In developing the expected long-term rate of return on assets, the Company considered the pension portfolio’s composition, past average rate of earnings, discussions with portfolio managers and the Company’s asset allocation targets. The weighted-average expected long-term return on plan assets used to determine net periodic benefit cost for the year ended December 31, 2014 is expected to be 7.50%.

TIME WARNER CABLE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Pension Assets

The assets of the qualified pension plans are held in a master trust in which the qualified pension plans are the only participating plans (the “Master Trust”). The investment policy for the qualified pension plans is to maximize the long-term rate of return on plan assets within a prudent level of risk and diversification while maintaining adequate funding levels. The investment portfolio is a mix of equity and fixed-income securities with the objective of matching plan liability performance, diversifying risk and achieving a target investment return. The pension plans’ Investment Committee regularly monitors investment performance, investment allocation policies and the performance of individual investment managers of the Master Trust and makes adjustments and changes when necessary. On a periodic basis, the Investment Committee conducts a broad strategic review of its portfolio construction and investment allocation policies. Neither the Company nor the Investment Committee manages any assets internally or directly utilizes derivative instruments or hedging; however, the investment mandate of some investment managers allows the use of derivatives as components of their standard portfolio management strategies. Pension assets are managed in a balanced portfolio comprised of two major components: a return-seeking portion and a liability-matching portion. The expected role of return-seeking investments is to maximize the long-term growth of pension assets with a prudent level of risk, while the role of liability-matching investments is to provide a partial hedge against liability performance associated with changes in interest rates and potentially provide some protection against a prolonged decline in the market value of equity investments. The objective within return-seeking investments is to achieve asset diversity in order to balance return and volatility.

The target and actual investment allocation of the qualified pension plans by asset category as of December 31, 2013 and 2012 consisted of the following:

	Investment Allocation
	Target	Actual
2013:
Return-seeking securities	70.0%	73.3%
Liability-matching securities	30.0%	26.4%
Other investments	0.0%	0.3%

2012:
Equity securities	65.0%	65.0%
Fixed-income securities	35.0%	34.6%
Other investments	0.0%	0.4%

TIME WARNER CABLE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following tables set forth the investment assets of the qualified pension plans, which exclude accrued investment income and other receivables and accrued liabilities, by level within the fair value hierarchy as of December 31, 2013 and 2012 (in millions):

	December 31, 2013
		Fair Value Measurements
	Fair Value	Level 1	Level 2	Level 3
Cash	$1	$1	$—	$—
Common stocks:
Domestic(a)	1,272	1,272	—	—
International(a)	491	491	—	—
Commingled equity funds(b)	338	—	338	—
Mutual funds(a)	73	73	—	—
Other equity securities(c)	7	7	—	—
Corporate debt securities(d)	343	—	343	—
Commingled bond funds(b)	233	—	233	—
U.S. Treasury debt securities(a)	133	133	—	—
Collective trust funds(e)	63	—	63	—
U.S. government agency asset-backed debt securities(f)	28	—	28	—
Corporate asset-backed debt securities(g)	11	—	11	—
Other fixed-income securities(h)	110	—	110	—
Other investments(i)	10	—	—	10

Total investments assets	3,113	$1,977	$1,126	$10

Accrued investment income and other receivables	67
Accrued liabilities	(56)

Fair value of plan assets	$3,124

TIME WARNER CABLE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	December 31, 2012
		Fair Value Measurements
	Fair Value	Level 1	Level 2	Level 3
Common stocks:
Domestic(a)	$970	$970	$—	$—
International(a)	437	437	—	—
Commingled equity funds(b)	371	—	371	—
Mutual funds(a)	77	77	—	—
Other equity securities(c)	3	3	—	—
Corporate debt securities(d)	296	—	296	—
Commingled bond funds(b)	242	—	242	—
U.S. Treasury debt securities(a)	237	237	—	—
Collective trust funds(e)	102	—	102	—
U.S. government agency asset-backed debt securities(f)	27	—	27	—
Corporate asset-backed debt securities(g)	9	—	9	—
Other fixed-income securities(h)	76	—	76	—
Other investments(i)	12	(1)	—	13

Total investments assets	2,859	$1,723	$1,123	$13

Accrued investment income and other liabilities	7
Accrued liabilities	(4)

Fair value of plan assets	$2,862

(a)

Common stocks, mutual funds and U.S. Treasury debt securities are valued at the closing price reported on the active market on which the individual securities are traded. No single industry comprised a significant portion of common stock held by the qualified pension plan as of December 31, 2013 and 2012.

(b)

Commingled equity funds and commingled bond funds are valued using the net asset value provided by the administrator of the fund. The net asset value is based on the value of the underlying assets owned by the fund, less liabilities, and then divided by the number of units outstanding.

(c)	Other equity securities consist of preferred stocks, which are valued at the closing price reported on the active market on which the individual securities are traded.
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

(f)

U.S. government agency asset-backed debt securities consist of pass-through mortgage-backed securities issued by the Federal Home Loan Mortgage Corporation and the Federal National Mortgage Association valued using available trade information, dealer quotes, market indices and research reports, spreads, bids and offers.

(g)

Corporate asset-backed debt securities primarily consist of pass-through mortgage-backed securities issued by U.S. and foreign corporations valued using available trade information, dealer quotes, market indices and research reports, spreads, bids and offers.

(h)

Other fixed-income securities consist of foreign government debt securities, municipal bonds and U.S. government agency debt securities, which are valued based on observable prices from the new issue market, benchmark quotes, secondary trading and dealer quotes. An option adjusted spread model is incorporated to adjust spreads of issues that have early redemption features and final spreads are added to the U.S. Treasury curve.

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

TIME WARNER CABLE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Changes in the fair value of investment assets valued using significant unobservable inputs (Level 3) from January 1 through December 31 are presented below (in millions):

	2013	2012
Balance at beginning of year	$13	$28
Purchases and sales:
Purchases	1	3
Sales	(4)	(20)

Sales, net	(3)	(17)
Actual return on plan assets sold during the year	—	2

Balance at end of year	$10	$13

Expected Cash Flows

The Company made no cash contributions to the qualified pension plans during 2013 and does not expect to make any discretionary cash contributions to the qualified pension plans in 2014. For the nonqualified pension plan, the Company will continue to make contributions in 2014 to the extent benefits are paid.

Benefit payments for the pension plans are expected to be $42 million in 2014, $49 million in 2015, $57 million in 2016, $67 million in 2017, $79 million in 2018 and $608 million in 2019 to 2023.

Multiemployer Plans

TWC contributes to a number of multiemployer plans under the terms of collective-bargaining agreements that cover its union-represented employees. Such multiemployer plans provide medical, pension and retirement savings benefits to active employees and retirees. For the years ended December 31, 2013, 2012 and 2011, the Company contributed $44 million, $42 million and $41 million to multiemployer plans.

The risks of participating in multiemployer pension plans are different from single-employer pension plans in the following aspects: (a) assets contributed to a multiemployer pension plan by one employer may be used to provide benefits to employees of other participating employers, (b) if a participating employer stops contributing to the multiemployer pension plan, the unfunded obligations of the plan may be borne by the remaining participating employers and (c) if TWC chooses to stop participating in any of the multiemployer pension plans, the Company may be required to pay those plans an amount based on the underfunded status of the plan, referred to as a withdrawal liability.

The multiemployer pension plans to which the Company contributes each received a Pension Protection Act “green” zone status in 2012. The zone status is based on the most recent information the Company received from the plan and is certified by the plan’s actuary. Among other factors, plans in the green zone are at least 80% funded.

Defined Contribution Plan

TWC employees also participate in a defined contribution plan, the TWC Savings Plan, for which the expense for employer matching contributions totaled $82 million in 2013, $77 million in 2012 and $70 million in 2011. The Company’s contributions to the TWC Savings Plan are primarily based on a percentage of the employees’ elected contributions and are subject to plan provisions.

14.	MERGER-RELATED AND RESTRUCTURING COSTS

Merger-related and restructuring costs for the years ended December 31, 2013, 2012 and 2011 consisted of (in millions):

	Year Ended December 31,
	2013	2012	2011
Merger-related costs	$13	$54	$10
Restructuring costs	106	61	60

Total merger-related and restructuring costs	$119	$115	$70

TIME WARNER CABLE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Merger-related Costs

For the year ended December 31, 2013, the Company incurred merger-related costs of $13 million in connection with the Insight and DukeNet acquisitions. For the year ended December 31, 2012, the Company incurred merger-related costs of $54 million, primarily associated with the Insight acquisition. For the year ended December 31, 2011, the Company incurred merger-related costs of $10 million in connection with the acquisitions of NaviSite, the NewWave cable systems and Insight. Changes in the Company’s accruals for merger-related costs from January 1 through December 31 are presented below (in millions):

	Employee Termination Costs	Other Costs	Total
Costs incurred	$—	$10	$10
Cash paid	—	(10)	(10)

Remaining liability as of December 31, 2011	—	—	—
Costs incurred	22	32	54
Cash paid	(15)	(25)	(40)

Remaining liability as of December 31, 2012	7	7	14
Costs incurred	—	13	13
Cash paid	(4)	(17)	(21)

Remaining liability as of December 31, 2013(a)	$3	$3	$6

(a)

Of the remaining liability as of December 31, 2013, $5 million is classified as a current liability, with the remaining amount classified as a noncurrent liability in the consolidated balance sheet. Amounts are expected to be paid through January 2015.

Restructuring Costs

Through December 31, 2013, the Company incurred restructuring costs of $360 million primarily related to employee terminations and other exit costs and made cash payments of $317 million. The Company expects to incur additional restructuring costs in 2014 primarily related to employee terminations in connection with initiatives intended to improve operating efficiency. Changes in the Company’s restructuring reserves from January 1 through December 31 are presented below (in millions):

	Employee Termination Costs	Other Exit Costs	Total
Remaining liability as of December 31, 2010	$14	$8	$22
Costs incurred	44	16	60
Cash paid	(29)	(20)	(49)

Remaining liability as of December 31, 2011	29	4	33
Costs incurred	46	15	61
Cash paid	(51)	(16)	(67)

Remaining liability as of December 31, 2012	24	3	27
Costs incurred	88	18	106
Cash paid	(73)	(17)	(90)

Remaining liability as of December 31, 2013(a)	$39	$4	$43

(a)

Of the remaining liability as of December 31, 2013, $40 million is classified as a current liability, with the remaining amount classified as a noncurrent liability in the consolidated balance sheet. Amounts are expected to be paid through March 2016.

TIME WARNER CABLE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

15.	INCOME TAXES

The current and deferred income tax (benefit) provision for the years ended December 31, 2013, 2012 and 2011 consisted of the following (in millions):

	Year Ended December 31,
	2013	2012	2011
Federal:
Current	$631	$495	$69
Deferred	411	634	843
State:
Current	91	120	88
Deferred	(48)	(72)	(205)

Total	$1,085	$1,177	$795

The differences between income tax (benefit) provision expected at the U.S. federal statutory income tax rate of 35% and income tax (benefit) provision provided for the years ended December 31, 2013, 2012 and 2011 consisted of the following (in millions):

	Year Ended December 31,
	2013	2012	2011
Income tax provision at U.S. federal statutory rate	$1,064	$1,168	$862
State and local taxes (tax benefits), net of federal tax effects	28	31	(76)
Equity-based compensation	—	—	12
Other	(7)	(22)	(3)

Total	$1,085	$1,177	$795

The income tax provision and effective tax rate for the year ended December 31, 2013 include (i) a benefit of $77 million (of which $45 million was recorded in the fourth quarter of 2013) primarily related to changes in the tax rate applied to calculate the Company’s net deferred income tax liability as a result of changes to state tax apportionment factors and (ii) a benefit of $27 million resulting from income tax reform legislation enacted in North Carolina, which, along with other changes, phases in a reduction in North Carolina’s corporate income tax rate over several years.

The income tax provision and effective tax rate for the year ended December 31, 2012 include (i) a benefit of $63 million related to a change in the tax rate applied to calculate the Company’s net deferred income tax liability as a result of an internal reorganization effective on September 30, 2012 (refer to Note 18 for further details regarding this reorganization), (ii) a fourth-quarter benefit of $47 million primarily related to a California state tax law change and (iii) a benefit of $46 million related to the reversal of a valuation allowance against a deferred income tax asset associated with the Company’s investment in Clearwire.

During the fourth quarter of 2011, TWC completed its income tax returns for the 2010 taxable year, its first full-year income tax returns subsequent to the Separation, reflecting the income tax positions and state income tax apportionments of TWC as a standalone taxpayer. Based on these returns, the Company concluded that an approximate 65 basis point change in the estimate of the effective tax rate applied to calculate its net deferred income tax liability was required. As a result, TWC recorded a noncash income tax benefit of $178 million during the fourth quarter of 2011. Additionally, the income tax provision and effective tax rate for the year ended December 31, 2011 include net income tax expense of $14 million as a result of the impact of the reversal of deferred income tax assets associated with Time Warner stock option awards held by TWC employees, net of excess tax benefits realized upon the exercise of TWC stock options or vesting of TWC RSUs.

TIME WARNER CABLE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Significant components of TWC’s deferred income tax liabilities, net, as of December 31, 2013 and 2012 consisted of the following (in millions):

	December 31,
	2013	2012
Cable franchise rights and customer relationships, net(a)	$(7,979)	$(7,675)
Property, plant and equipment	(4,157)	(4,081)
Other	(328)	(17)

Deferred income tax liabilities	(12,464)	(11,773)
Net operating loss carryforwards(b)	202	322
Tax credit carryforwards(b)	32	36
Other	494	470
Valuation allowances(c)	(28)	(18)

Deferred income tax assets	700	810

Deferred income tax liabilities, net(d)	$(11,764)	$(10,963)

(a)

Cable franchise rights and customer relationships, net, includes deferred income tax assets of approximately $170 million as of December 31, 2012 (none as of December 31, 2013) that relate to intangible assets for which the tax basis exceeds the book basis primarily as a result of the impairment recorded in 2008. Such deferred income tax assets are expected to be realized as the Company receives tax deductions from the amortization, for tax purposes, of the intangible assets.

(b)

Net operating loss and tax credit carryforwards expire in varying amounts through 2033. Aside from certain state tax credit carryforwards for which a valuation allowance has been established, the Company does not expect these carryforwards to expire unutilized.

(c)

The Company’s valuation allowance for deferred income tax assets recorded as of December 31, 2013 and 2012, primarily relates to certain state tax credit carryforwards. The valuation allowance is based upon the Company’s assessment that it is more likely than not that a portion of the deferred income tax asset will not be realized. The net increase in the valuation allowance of $10 million during 2013 primarily relates to state tax credit carryforwards.

(d)	Deferred income tax liabilities, net, includes current deferred income tax assets of $334 million and $317 million as of December 31, 2013 and 2012, respectively.

Changes in the Company’s deferred income tax liabilities, net, from January 1 through December 31 are presented below (in millions):

	2013	2012	2011
Balance at beginning of year	$(10,963)	$(9,931)	$(9,487)
Deferred income tax provision	(363)	(562)	(638)
Business acquisitions(a)	5	(530)	65
Recorded directly to TWC shareholders’ equity as a component of:
Additional paid-in capital:
Equity-based compensation	—	—	(43)
Accumulated other comprehensive income (loss), net:
Change in accumulated unrealized losses on pension benefit obligation	(377)	100	160
Change in accumulated deferred gains (losses) on cash flow hedges	(66)	(40)	12

Balance at end of year	$(11,764)	$(10,963)	$(9,931)

(a)	Amounts relate to the acquisition of Insight in 2013 and 2012 and NaviSite in 2011.

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

	2013	2012	2011
Balance at beginning of year	$73	$50	$51
Additions for prior year tax positions	30	17	3
Additions for current year tax positions	19	21	8
Reductions for prior year tax positions	—	—	(1)
Lapses in statute of limitations	(3)	(3)	(5)
Settlements and reversals of timing differences	(11)	(12)	(6)

Balance at end of year	$108	$73	$50

If the Company were to recognize the benefits of these uncertain income tax positions, the income tax provision and effective tax rate would be impacted by $68 million, $50 million and $33 million, including interest and penalties and net of the federal and state benefit for income taxes, for the years ended December 31, 2013, 2012 and 2011, respectively. These benefit amounts include interest and penalties of $20 million, $15 million and $11 million for the years ended December 31, 2013, 2012 and 2011, respectively, net of the federal and state benefit for income taxes.

The impact of temporary differences and tax attributes are considered when calculating accruals for interest and penalties associated with the reserve for uncertain income tax positions. The amount accrued for interest and penalties, before the federal and state benefit for income taxes, as of December 31, 2013 and 2012 was $28 million and $22 million, respectively. The Company recognizes interest and penalties accrued on uncertain income tax positions as part of the income tax provision. The income tax provision for the years ended December 31, 2013, 2012 and 2011 includes interest and penalties, before the federal and state benefit for income taxes, of $6 million, $6 million and $1 million, respectively.

The Company has determined that it is reasonably possible that its existing reserve for uncertain income tax positions as of December 31, 2013 could decrease by up to approximately $29 million during the twelve-month period ending December 31, 2014 including (i) $14 million related to certain matters affecting the cable industry under discussion with the Internal Revenue Service (“IRS”) and (ii) $15 million related to various ongoing audits and settlement discussions with the IRS and various state and local jurisdictions.

If the Company were to recognize the benefits of these uncertain income tax positions upon a favorable resolution of these matters, the income tax provision and effective tax rate could be impacted by up to approximately $20 million, including interest and penalties and net of the federal and state benefit for income taxes. This benefit amount includes interest and penalties of approximately $10 million, net of the federal and state benefit for income taxes. The Company otherwise does not currently anticipate that its reserve for uncertain income tax positions as of December 31, 2013 will significantly increase or decrease during the twelve-month period ended December 31, 2014; however, various events could cause the Company’s current expectations to change in the future.

The IRS is currently examining the Company’s 2005 to 2007 income tax returns, which are periods prior to the Separation. In July 2012, the IRS started the examination of the Company’s 2009 and 2010 income tax returns for periods after the Separation. The Company does not anticipate that these examinations will have a material impact on the Company’s consolidated financial position or results of operations. In addition, the Company is also subject to ongoing examinations of the Company’s tax returns by state and local tax authorities for various periods. Activity related to these state and local examinations did not have a material impact on the Company’s consolidated financial position or results of operations in 2013, nor does the Company anticipate a material impact in the future.

TIME WARNER CABLE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

16.	COMMITMENTS AND CONTINGENCIES

In March 2003, the interests in cable networks and filmed entertainment held by TWE were transferred to Time Warner and all of Time Warner’s interests in cable systems were transferred to the Company (the “TWE Restructuring”). Prior to the TWE Restructuring, TWE had various contingent commitments, including guarantees, related to the TWE non-cable businesses. In connection with the TWE Restructuring, some of these commitments were not transferred with their applicable non-cable business and they remain contingent commitments of TWE. Time Warner and its subsidiary, Warner Communications Inc., have agreed, on a joint and several basis, to indemnify TWE from and against any and all of these contingent liabilities, but TWE remains a party to these commitments. In connection with an internal reorganization discussed further in Note 18, on September 30, 2012, TWE merged with and into TWCE, with TWCE as the surviving entity.

TWC has cable franchise agreements containing provisions requiring the construction of cable plant and the provision of services to customers within the franchise areas. In connection with these obligations under existing franchise agreements, TWC obtains surety bonds or letters of credit guaranteeing performance to municipalities and public utilities and payment of insurance premiums. Such surety bonds and letters of credit as of December 31, 2013 and 2012 totaled $373 million and $353 million, respectively. Payments under these arrangements are required only in the event of nonperformance. TWC does not expect that these contingent commitments will result in any amounts being paid in the foreseeable future.

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

The Company’s total rent expense, which primarily includes facility rental expense and pole attachment rental fees, was $257 million in 2013, $237 million in 2012 and $202 million in 2011. The Company has lease obligations under various operating leases including minimum lease obligations for real estate and operating equipment.

The minimum rental commitments under long-term operating leases during the next five years are $149 million in 2014, $141 million in 2015, $131 million in 2016, $102 million in 2017, $89 million in 2018 and $300 million thereafter.

The following table summarizes the Company’s aggregate contractual obligations outstanding as of December 31, 2013 under certain programming and content purchase agreements and various other contractual obligations (including amounts associated with data processing services, high-speed data connectivity, fiber-related and TWC Media obligations) and the estimated timing and effect that such obligations are expected to have on the Company’s liquidity and cash flows in future periods (in millions):

2014	$5,636
2015 - 2016	9,805
2017 - 2018	7,042
Thereafter	13,825

Total	$36,308

Programming and content purchases represent contracts that the Company has with cable television networks and broadcast stations to provide programming services to its subscribers. The amounts included above represent estimates of the future programming costs for these contract requirements and commitments based on subscriber numbers and tier placement as of December 31, 2013 applied to the per-subscriber rates contained in these contracts. Actual amounts due under such contracts may differ from the amounts above based on the actual subscriber numbers and tier placements. These amounts also include programming rights negotiated directly with content owners for distribution on TWC-owned channels or networks and commitments related to TWC’s role as an advertising and distribution sales agent for third party-owned channels and networks.

TIME WARNER CABLE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Minimum pension funding requirements have not been presented in the table above as such amounts have not been determined beyond 2013. The Company made no cash contributions to the qualified pension plans in 2013 and does not expect to make any discretionary cash contributions to these plans in 2014. For the nonqualified pension plan, the Company contributed $6 million during 2013 and will continue to make contributions in 2014 to the extent benefits are paid.

Legal Proceedings

On December 11, 2013, Constellation Technologies LLC, a wholly owned subsidiary of Rockstar Consortium US LP (“Rockstar”), filed a complaint in the U.S. District Court for the Eastern District of Texas alleging that the Company and its subsidiary, Time Warner Cable Enterprises LLC, infringe six patents purportedly relating to the Company’s use of various technologies, including switched digital technology for video delivery, Multiprotocol Label Switching (“MPLS”) networks and data routing techniques, Ethernet passive optical networks and IP Multimedia Subsystem (“IMS”) protocols to provide video, high-speed data and voice services. Rockstar acquired these patents and others from Nortel Networks Limited, a wholly owned subsidiary of Nortel Networks Corporation, in 2011. The plaintiff is seeking unspecified monetary damages. On January 3, 2014, the plaintiff filed an Amended Complaint, and on February 7, 2014, the Company moved to dismiss certain allegations in the Amended Complaint. The Company intends to defend against this lawsuit vigorously, but is unable to predict the outcome of this lawsuit or reasonably estimate a range of possible loss.

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

On September 1, 2006, Ronald A. Katz Technology Licensing, L.P. (“Katz”) filed a complaint in the U.S. District Court for the District of Delaware alleging that the Company and several other cable operators, among other defendants, infringe 18 patents purportedly relating to the Company’s customer call center operations and/or voicemail services. The plaintiff is seeking unspecified monetary damages as well as injunctive relief. On March 20, 2007, this case, together with other lawsuits filed by Katz, was made subject to a MDL Order transferring the cases for pretrial proceedings to the U.S. District Court for the Central District of California. On December 27, 2013, the parties executed a settlement agreement on terms that are not material to the Company and, on January 8, 2014, the court dismissed the action.

TIME WARNER CABLE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

As part of the TWE Restructuring, Time Warner agreed to indemnify the Company from and against any and all liabilities relating to, arising out of or resulting from specified litigation matters brought against the TWE non-cable businesses. Although Time Warner has agreed to indemnify the Company against such liabilities, TWE remains a named party in certain litigation matters. In connection with an internal reorganization, on September 30, 2012, TWE merged with and into TWCE, with TWCE as the surviving entity.

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

17.	ADDITIONAL FINANCIAL INFORMATION

Other Current Assets

Other current assets as of December 31, 2013 and 2012 consisted of the following (in millions):

	December 31,
	2013	2012
Prepaid income taxes	$142	$23
Other prepaid expenses	155	165
Other current assets	34	35

Total other current assets	$331	$223

Other Current Liabilities

Other current liabilities as of December 31, 2013 and 2012 consisted of the following (in millions):

	December 31,
	2013	2012
Accrued interest	$529	$586
Accrued compensation and benefits	394	384
Accrued insurance	185	169
Accrued franchise fees	155	168
Accrued sales and other taxes	132	99
Other accrued expenses	442	399

Total other current liabilities	$1,837	$1,805

TIME WARNER CABLE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Revenue

Revenue for the years ended December 31, 2013, 2012 and 2011 consisted of the following (in millions):

	Year Ended December 31,
	2013	2012	2011
Residential services	$18,402	$18,175	$17,093
Business services	2,312	1,901	1,469
Advertising	1,019	1,053	880
Other	387	257	233

Total revenue	$22,120	$21,386	$19,675

Interest Expense, Net

Interest expense, net, for the years ended December 31, 2013, 2012 and 2011 consisted of the following (in millions):

	Year Ended December 31,
	2013	2012	2011
Interest expense	$(1,555)	$(1,614)	$(1,524)
Interest income	3	8	6

Interest expense, net	$(1,552)	$(1,606)	$(1,518)

Other Income (Expense), Net

Other income (expense), net, for the years ended December 31, 2013, 2012 and 2011 consisted of the following (in millions):

	Year Ended December 31,
	2013	2012	2011
Income (loss) from equity-method investments, net(a)(b)	$19	$454	$(88)
Loss on equity award reimbursement obligation to Time Warner	(10)	(9)	(5)
Gain on sale of investment in Clearwire(b)	—	64	—
Other investment losses(c)	—	(12)	—
Other	2	—	4

Other income (expense), net	$11	$497	$(89)

(a)

Income from equity-method investments, net, in 2012 primarily consists of a pretax gain of $430 million associated with SpectrumCo’s sale of its advanced wireless spectrum licenses to Verizon Wireless (refer to Note 5 for further details).

(b)

Loss from equity-method investments, net, in 2011 primarily consists of losses incurred by Clearwire Communications. As of the end of the third quarter of 2011, the balance of the Company’s investment in Clearwire Communications was zero and, as discussed in Note 5, on September 27, 2012, the Company sold all of its interest in Clearwire, resulting in the gain noted above.

(c)	Other investment losses in 2012 represents an impairment of the Company’s investment in Canoe Ventures LLC, an equity-method investee.

TIME WARNER CABLE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Related Party Transactions

The Company’s transactions with related parties (i.e., equity-method investees) for the years ended December 31, 2013, 2012 and 2011 consisted of the following (in millions):

	Year Ended December 31,
	2013	2012	2011
Revenue	$7	$9	$17

Cost of revenue:
Programming services	$(205)	$(207)	$(225)
Other costs	(20)	(24)	(25)

Total	$(225)	$(231)	$(250)

Supplemental Cash Flow Information

Additional financial information with respect to cash (payments) and receipts for the years ended December 31, 2013, 2012 and 2011 is as follows (in millions):

	Year Ended December 31,
	2013	2012	2011
Cash paid for interest	$(1,740)	$(1,773)	$(1,595)
Interest income received(a)	164	171	161

Cash paid for interest, net	$(1,576)	$(1,602)	$(1,434)

Cash paid for income taxes	$(698)	$(554)	$(111)
Cash refunds of income taxes	2	10	273

Cash (paid for) refunds of income taxes, net	$(696)	$(544)	$162

(a)	Interest income received includes amounts received under interest rate swap contracts.

The consolidated statement of cash flows for the years ended December 31, 2013 and 2012 includes purchases of short-term investments in U.S. Treasury securities of $575 million and $150 million, respectively, (included in purchases of investments). The consolidated statement of cash flows for the year ended December 31, 2013 includes proceeds from the maturity of short-term investments in U.S. Treasury securities of $725 million (included in proceeds from sale, maturity and collection of investments).

The consolidated statement of cash flows for the years ended December 31, 2013, 2012 and 2011 does not reflect $51 million, $33 million and $18 million, respectively, of common stock repurchases that were included in other current liabilities as of December 31, 2013, 2012 and 2011, respectively, for which payment was made in January 2014, 2013 and 2012, respectively.

18.	CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

Set forth below are condensed consolidating financial statements presenting the financial position, results of operations (including comprehensive income) and cash flows of (i) Time Warner Cable Inc. (the “Parent Company”), (ii) Time Warner Cable Enterprises LLC (“TWCE” or the “Guarantor Subsidiary”), a direct 100% owned subsidiary of the Parent Company, (iii) the direct and indirect non-guarantor subsidiaries of the Parent Company (the “Non-Guarantor Subsidiaries”) on a combined basis and (iv) the eliminations necessary to arrive at the information for Time Warner Cable Inc. on a consolidated basis. The Guarantor Subsidiary has fully and unconditionally guaranteed the debt securities issued by the Parent Company in its 2007 registered exchange offer and subsequent public offerings. The Parent Company directly owns all of the voting and economic interests of the Guarantor Subsidiary.

TIME WARNER CABLE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

There are no legal or regulatory restrictions on the Parent Company’s ability to obtain funds from any of its 100% owned subsidiaries through dividends, loans or advances.

These condensed consolidating financial statements should be read in conjunction with the consolidated financial statements of Time Warner Cable Inc.

Basis of Presentation

On September 30, 2012, the Company completed the first phase of an internal reorganization to simplify its organizational structure. As part of this phase of the reorganization, on September 30, 2012, TWE, an indirect 100% owned subsidiary of the Parent Company, merged with and into TWCE, an indirect 100% owned subsidiary of the Company, with TWCE as the surviving entity. In addition, on September 30, 2012, the Parent Company, TWCE, TW NY, a direct 100% owned subsidiary of the Parent Company, TWC Internet Holdings II, an indirect 100% owned subsidiary of the Parent Company, and The Bank of New York Mellon, as trustee, entered into supplemental indentures amending the TWC Indenture and the TWCE Indenture, providing for (i) TWCE’s succession to, and assumption of, all of the rights and obligations of TWE as guarantor under the TWC Indenture and as issuer under the TWCE Indenture and (ii) the addition of TWC Internet Holdings II as a guarantor under the TWC Indenture and TWCE Indenture and its assumption of all of the rights and obligations of a guarantor thereunder.

On November 1, 2013, the Company completed the second phase of an internal reorganization to simplify its organizational structure. As part of this phase of the reorganization, on November 1, 2013, TW NY merged with and into the Parent Company, with the Parent Company as the surviving entity, and TWC Internet Holdings II merged with and into TWCE, with TWCE as the surviving entity and a direct 100% owned subsidiary of the Parent Company. As a result of this phase of the reorganization, the presentation of the 2012 and 2011 condensed consolidating financial statements has been recast to reflect TWCE as the sole subsidiary guarantor of debt securities issued by the Parent Company.

In presenting the condensed consolidating financial statements, the equity method of accounting has been applied to (i) the Parent Company’s interests in the Guarantor Subsidiary and the Non-Guarantor Subsidiaries and (ii) the Guarantor Subsidiary’s interests in the Non-Guarantor Subsidiaries, where applicable, even though all such subsidiaries meet the requirements to be consolidated under GAAP. All intercompany balances and transactions between the Parent Company, the Guarantor Subsidiary and the Non-Guarantor Subsidiaries have been eliminated, as shown in the column “Eliminations.” All assets and liabilities have been allocated to the Parent Company, the Guarantor Subsidiary and the Non-Guarantor Subsidiaries generally based on legal entity ownership. Certain administrative costs have been allocated to the Parent Company, the Guarantor Subsidiary and the Non-Guarantor Subsidiaries based on revenue recorded at the respective entity. A portion of the interest expense incurred by the Parent Company has been allocated to the Guarantor Subsidiary and the Non-Guarantor Subsidiaries based on revenue recorded at the respective entity. The income tax provision has been presented based on each subsidiary’s legal entity activity including income tax benefits related to allocated administrative costs and interest expense. Deferred income taxes have been presented based upon the temporary differences between the carrying amounts of the respective assets and liabilities of the applicable entities.

TIME WARNER CABLE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company’s condensed consolidating financial information is as follows (in millions):

Consolidating Balance Sheet as of December 31, 2013

	Parent Company	Guarantor Subsidiary	Non- Guarantor Subsidiaries	Eliminations	TWC Consolidated
ASSETS
Current assets:
Cash and equivalents	$316	$—	$209	$—	$525
Receivables, net	63	1	890	—	954
Receivables from affiliated parties	158	—	28	(186)	—
Deferred income tax assets	5	9	320	—	334
Other current assets	120	42	169	—	331

Total current assets	662	52	1,616	(186)	2,144
Investments in and amounts due from consolidated subsidiaries	42,492	43,285	7,641	(93,418)	—
Investments	—	43	13	—	56
Property, plant and equipment, net	—	30	15,026	—	15,056
Intangible assets subject to amortization, net	—	6	546	—	552
Intangible assets not subject to amortization	—	—	26,012	—	26,012
Goodwill	—	—	3,196	—	3,196
Other assets	1,165	—	92	—	1,257

Total assets	$44,319	$43,416	$54,142	$(93,604)	$48,273

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$—	$—	$565	$—	$565
Deferred revenue and subscriber-related liabilities	—	—	188	—	188
Payables to affiliated parties	28	155	3	(186)	—
Accrued programming expense	—	—	869	—	869
Current maturities of long-term debt	1,758	—	9	—	1,767
Other current liabilities	591	67	1,179	—	1,837

Total current liabilities	2,377	222	2,813	(186)	5,226
Long-term debt	21,179	2,065	41	—	23,285
Deferred income tax liabilities, net	359	161	11,578	—	12,098
Long-term payables to affiliated parties	7,641	14,702	—	(22,343)	—
Other liabilities	140	89	488	—	717
TWC shareholders’ equity:
Due to (from) TWC and subsidiaries	5,680	453	(6,133)	—	—
Other TWC shareholders’ equity	6,943	25,724	45,351	(71,075)	6,943

Total TWC shareholders’ equity	12,623	26,177	39,218	(71,075)	6,943
Noncontrolling interests	—	—	4	—	4

Total equity	12,623	26,177	39,222	(71,075)	6,947

Total liabilities and equity	$44,319	$43,416	$54,142	$(93,604)	$48,273

TIME WARNER CABLE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Consolidating Balance Sheet as of December 31, 2012

	Parent Company	Guarantor Subsidiary	Non- Guarantor Subsidiaries	Eliminations	TWC Consolidated
	(recast)
ASSETS
Current assets:
Cash and equivalents	$2,174	$—	$1,130	$—	$3,304
Short-term investments in U.S. Treasury securities	150	—	—	—	150
Receivables, net	49	—	834	—	883
Receivables from affiliated parties	35	—	29	(64)	—
Deferred income tax assets	6	2	309	—	317
Other current assets	54	—	169	—	223

Total current assets	2,468	2	2,471	(64)	4,877
Investments in and amounts due from consolidated subsidiaries	40,656	41,069	7,641	(89,366)	—
Investments	17	58	12	—	87
Property, plant and equipment, net	—	32	14,710	—	14,742
Intangible assets subject to amortization, net	—	10	631	—	641
Intangible assets not subject to amortization	—	—	26,011	—	26,011
Goodwill	—	—	2,889	—	2,889
Other assets	579	—	53	(70)	562

Total assets	$43,720	$41,171	$54,418	$(89,500)	$49,809

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$1	$—	$646	$—	$647
Deferred revenue and subscriber-related liabilities	—	—	183	—	183
Payables to affiliated parties	29	32	3	(64)	—
Accrued programming expense	—	—	872	—	872
Current maturities of long-term debt	1,516	—	2	—	1,518
Mandatorily redeemable preferred equity	—	300	—	—	300
Other current liabilities	631	66	1,108	—	1,805

Total current liabilities	2,177	398	2,814	(64)	5,325
Long-term debt	23,078	2,070	23	—	25,171
Deferred income tax liabilities, net	—	153	11,197	(70)	11,280
Long-term payables to affiliated parties	7,641	8,702	—	(16,343)	—
Other liabilities	275	43	432	—	750
TWC shareholders’ equity:
Due to (from) TWC and subsidiaries	3,270	(176)	(3,094)	—	—
Other TWC shareholders’ equity	7,279	29,981	43,042	(73,023)	7,279

Total TWC shareholders’ equity	10,549	29,805	39,948	(73,023)	7,279
Noncontrolling interests	—	—	4	—	4

Total equity	10,549	29,805	39,952	(73,023)	7,283

Total liabilities and equity	$43,720	$41,171	$54,418	$(89,500)	$49,809

TIME WARNER CABLE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Consolidating Statement of Operations for the Year Ended December 31, 2013

	Parent Company	Guarantor Subsidiary	Non- Guarantor Subsidiaries	Eliminations	TWC Consolidated
Revenue	$—	$—	$22,120	$—	$22,120
Costs and expenses:
Cost of revenue	—	—	10,342	—	10,342
Selling, general and administrative	—	—	3,798	—	3,798
Depreciation	—	—	3,155	—	3,155
Amortization	—	—	126	—	126
Merger-related and restructuring costs	—	3	116	—	119

Total costs and expenses	—	3	17,537	—	17,540

Operating Income (Loss)	—	(3)	4,583	—	4,580
Equity in pretax income of consolidated subsidiaries	3,273	3,659	—	(6,932)	—
Interest expense, net	(235)	(501)	(816)	—	(1,552)
Other income (expense), net	1	(5)	15	—	11

Income before income taxes	3,039	3,150	3,782	(6,932)	3,039
Income tax provision	(1,085)	(1,139)	(973)	2,112	(1,085)

Net income	1,954	2,011	2,809	(4,820)	1,954
Less: Net income attributable to noncontrolling interests	—	—	—	—	—

Net income attributable to TWC shareholders	$1,954	$2,011	$2,809	$(4,820)	$1,954

Consolidating Statement of Comprehensive Income for the Year Ended December 31, 2013

	Parent Company	Guarantor Subsidiary	Non- Guarantor Subsidiaries	Eliminations	TWC Consolidated
Net income	$1,954	$2,011	$2,809	$(4,820)	$1,954
Change in accumulated unrealized losses on pension benefit obligation, net of tax	604	—	—	—	604
Change in accumulated deferred gains (losses) on cash flow hedges, net of tax	104	—	—	—	104
Other changes	(1)	—	(1)	1	(1)

Other comprehensive loss	707	—	(1)	1	707

Comprehensive income	2,661	2,011	2,808	(4,819)	2,661
Less: Comprehensive income attributable to noncontrolling interests	—	—	—	—	—

Comprehensive income attributable to TWC shareholders	$2,661	$2,011	$2,808	$(4,819)	$2,661

TIME WARNER CABLE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Consolidating Statement of Operations for the Year Ended December 31, 2012

	Parent Company	Guarantor Subsidiary	Non- Guarantor Subsidiaries	Eliminations	TWC Consolidated
			(recast)
Revenue	$—	$—	$21,386	$—	$21,386
Costs and expenses:
Cost of revenue	—	—	9,942	—	9,942
Selling, general and administrative	—	—	3,620	—	3,620
Depreciation	—	—	3,154	—	3,154
Amortization	—	—	110	—	110
Merger-related and restructuring costs	24	—	91	—	115

Total costs and expenses	24	—	16,917	—	16,941

Operating Income (Loss)	(24)	—	4,469	—	4,445
Equity in pretax income of consolidated subsidiaries	3,663	3,484	—	(7,147)	—
Interest expense, net	(309)	(307)	(990)	—	(1,606)
Other income, net	—	480	17	—	497

Income before income taxes	3,330	3,657	3,496	(7,147)	3,336
Income tax provision	(1,175)	(1,315)	(948)	2,261	(1,177)

Net income	2,155	2,342	2,548	(4,886)	2,159
Less: Net income attributable to noncontrolling interests	—	—	(4)	—	(4)

Net income attributable to TWC shareholders	$2,155	$2,342	$2,544	$(4,886)	$2,155

Consolidating Statement of Comprehensive Income for the Year Ended December 31, 2012

	Parent Company	Guarantor Subsidiary	Non- Guarantor Subsidiaries	Eliminations	TWC Consolidated
			(recast)
Net income	$2,155	$2,342	$2,548	$(4,886)	$2,159
Change in accumulated unrealized losses on pension benefit obligation, net of tax	(167)	—	—	—	(167)
Change in accumulated deferred gains (losses) on cash flow hedges, net of tax	63	—	—	—	63

Other comprehensive loss	(104)	—	—	—	(104)

Comprehensive income	2,051	2,342	2,548	(4,886)	2,055
Less: Comprehensive income attributable to noncontrolling interests	—	—	(4)	—	(4)

Comprehensive income attributable to
TWC shareholders	$2,051	$2,342	$2,544	$(4,886)	$2,051

TIME WARNER CABLE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Consolidating Statement of Operations for the Year Ended December 31, 2011

	Parent Company	Guarantor Subsidiary	Non- Guarantor Subsidiaries	Eliminations	TWC Consolidated
			(recast)
Revenue	$—	$—	$19,675	$—	$19,675
Costs and expenses:
Cost of revenue	—	—	9,138	—	9,138
Selling, general and administrative	—	—	3,311	—	3,311
Depreciation	—	—	2,994	—	2,994
Amortization	—	—	33	—	33
Merger-related and restructuring costs	9	—	61	—	70
Asset impairments	—	16	44	—	60

Total costs and expenses	9	16	15,581	—	15,606

Operating Income (Loss)	(9)	(16)	4,094	—	4,069
Equity in pretax income of consolidated subsidiaries	2,789	3,289	—	(6,078)	—
Interest expense, net	(324)	(380)	(814)	—	(1,518)
Other income (expense), net	2	(107)	16	—	(89)

Income before income taxes	2,458	2,786	3,296	(6,078)	2,462
Income tax provision	(793)	(892)	(871)	1,761	(795)

Net income	1,665	1,894	2,425	(4,317)	1,667
Less: Net income attributable to noncontrolling interests	—	—	(2)	—	(2)

Net income attributable to TWC shareholders	$1,665	$1,894	$2,423	$(4,317)	$1,665

Consolidating Statement of Comprehensive Income for the Year Ended December 31, 2011

	Parent Company	Guarantor Subsidiary	Non- Guarantor Subsidiaries	Eliminations	TWC Consolidated
			(recast)
Net income	$1,665	$1,894	$2,425	$(4,317)	$1,667
Change in accumulated unrealized losses on pension benefit obligation, net of tax	(250)	—	—	—	(250)
Change in accumulated deferred gains (losses) on cash flow hedges, net of tax	(18)	—	—	—	(18)

Other comprehensive loss	(268)	—	—	—	(268)

Comprehensive income	1,397	1,894	2,425	(4,317)	1,399
Less: Comprehensive income attributable to noncontrolling interests	—	—	(2)	—	(2)

Comprehensive income attributable to
TWC shareholders	$1,397	$1,894	$2,423	$(4,317)	$1,397

TIME WARNER CABLE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Consolidating Statement of Cash Flows for the Year Ended December 31, 2013

	Parent Company	Guarantor Subsidiary	Non- Guarantor Subsidiaries	Eliminations	TWC Consolidated
Cash provided (used) by operating activities	$(188)	$(595)	$6,536	$—	$5,753

INVESTING ACTIVITIES
Capital expenditures	—	—	(3,198)	—	(3,198)
Business acquisitions, net of cash acquired	—	(429)	6	—	(423)
Purchases of investments	(575)	(13)	—	—	(588)
Return of capital from investees	—	9	—	—	9
Proceeds from sale, maturity and collection of investments	726	—	—	—	726
Acquisition of intangible assets	—	(3)	(37)	—	(40)
Other investing activities	—	—	38	—	38

Cash provided (used) by investing activities	151	(436)	(3,191)	—	(3,476)

FINANCING ACTIVITIES
Repayments of long-term debt	(1,500)	—	—	—	(1,500)
Repayments of long-term debt assumed in acquisitions	—	—	(138)	—	(138)
Redemption of mandatorily redeemable preferred equity	—	(300)	—	—	(300)
Repurchases of common stock	(2,509)	—	—	—	(2,509)
Dividends paid	(758)	—	—	—	(758)
Proceeds from exercise of stock options	138	—	—	—	138
Excess tax benefit from equity-based compensation	92	—	1	—	93
Taxes paid in cash in lieu of shares issued for equity-based compensation	—	—	(68)	—	(68)
Net change in investments in and amounts due to and from consolidated subsidiaries	2,725	1,331	(4,056)	—	—
Other financing activities	(9)	—	(5)	—	(14)

Cash provided (used) by financing activities	(1,821)	1,031	(4,266)	—	(5,056)

Decrease in cash and equivalents	(1,858)	—	(921)	—	(2,779)
Cash and equivalents at beginning of year	2,174	—	1,130	—	3,304

Cash and equivalents at end of year	$316	$—	$209	$—	$525

TIME WARNER CABLE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Consolidating Statement of Cash Flows for the Year Ended December 31, 2012

	Parent Company	Guarantor Subsidiary	Non- Guarantor Subsidiaries	Eliminations	TWC Consolidated
			(recast)
Cash provided (used) by operating activities	$(191)	$(603)	$6,319	$—	$5,525

INVESTING ACTIVITIES
Capital expenditures	—	—	(3,095)	—	(3,095)
Business acquisitions, net of cash acquired	(1,350)	—	10	—	(1,340)
Purchases of investments	(150)	(17)	(40)	—	(207)
Return of capital from investees	—	1,112	88	—	1,200
Proceeds from sale, maturity and collection of investments	—	64	40	—	104
Acquisition of intangibles	(3)	—	(34)	—	(37)
Investments in (distributions and sale proceeds from) consolidated subsidiaries	(33)	—	(392)	425	—
Other investing activities	—	—	30	—	30

Cash provided (used) by investing activities	(1,536)	1,159	(3,393)	425	(3,345)

FINANCING ACTIVITIES
Short-term borrowings, net	392	—	—	(392)	—
Proceeds from issuance of long-term debt	2,258	—	—	—	2,258
Repayments of long-term debt	(1,500)	(600)	—	—	(2,100)
Repayments of long-term debt assumed in acquisitions	—	—	(1,730)	—	(1,730)
Debt issuance costs	(26)	—	—	—	(26)
Repurchases of common stock	(1,850)	—	—	—	(1,850)
Dividends paid	(700)	—	—	—	(700)
Proceeds from exercise of stock options	140	—	—	—	140
Excess tax benefit from equity-based compensation	62	—	19	—	81
Taxes paid in cash in lieu of shares issued for equity-based compensation	—	—	(45)	—	(45)
Acquisition of noncontrolling interest	—	—	(32)	—	(32)
Net change in investments in and amounts due to and from consolidated subsidiaries	769	44	(780)	(33)	—
Other financing activities	(16)	—	(33)	—	(49)

Cash used by financing activities	(471)	(556)	(2,601)	(425)	(4,053)

Increase (decrease) in cash and equivalents	(2,198)	—	325	—	(1,873)
Cash and equivalents at beginning of year	4,372	—	805	—	5,177

Cash and equivalents at end of year	$2,174	$—	$1,130	$—	$3,304

TIME WARNER CABLE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Consolidating Statement of Cash Flows for the Year Ended December 31, 2011

	Parent Company	Guarantor Subsidiary	Non- Guarantor Subsidiaries	Eliminations	TWC Consolidated
			(recast)
Cash provided (used) by operating activities	$(51)	$(319)	$6,058	$—	$5,688

INVESTING ACTIVITIES
Capital expenditures	(1)	—	(2,936)	—	(2,937)
Business acquisitions, net of cash acquired	(267)	—	(294)	—	(561)
Purchases of investments	—	(20)	(4)	—	(24)
Return of capital from investees	—	—	3	—	3
Proceeds from sale, maturity and collection of investments	5	—	—	—	5
Acquisition of intangibles	—	—	(47)	—	(47)
Investments in (distributions and sale proceeds from) consolidated subsidiaries	—	—	(1,619)	1,619	—
Other investing activities	14	—	17	—	31

Cash used by investing activities	(249)	(20)	(4,880)	1,619	(3,530)

FINANCING ACTIVITIES
Short-term repayments, net	1,619	—	—	(1,619)	—
Proceeds from issuance of long-term debt	3,227	—	—	—	3,227
Repayments of long-term debt assumed in acquisitions	—	—	(44)	—	(44)
Debt issuance costs	(25)	—	—	—	(25)
Repurchases of common stock	(2,657)	—	—	—	(2,657)
Dividends paid	(642)	—	—	—	(642)
Proceeds from exercise of stock options	114	—	—	—	114
Excess tax benefit from equity-based compensation	—	—	48	—	48
Taxes paid in cash in lieu of shares issued for equity-based compensation	—	—	(29)	—	(29)
Net change in investments in and amounts due to and from consolidated subsidiaries	109	339	(448)	—	—
Other financing activities	(14)	—	(6)	—	(20)

Cash provided (used) by financing activities	1,731	339	(479)	(1,619)	(28)

Increase in cash and equivalents	1,431	—	699	—	2,130
Cash and equivalents at beginning of year	2,941	—	106	—	3,047

Cash and equivalents at end of year	$4,372	$—	$805	$—	$5,177

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

Management conducted an evaluation of the effectiveness of the Company’s system of internal control over financial reporting as of December 31, 2013 based on the framework set forth in “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework). Based on its evaluation, management concluded that, as of December 31, 2013, the Company’s internal control over financial reporting is effective based on the specified criteria.

The Company’s internal control over financial reporting as of December 31, 2013 has been audited by the Company’s independent auditor, Ernst & Young LLP, a registered public accounting firm, as stated in their report at page 115 herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and

Shareholders of Time Warner Cable Inc.

We have audited the accompanying consolidated balance sheet of Time Warner Cable Inc. (the “Company”) as of December 31, 2013 and 2012, and the related consolidated statement of operations, comprehensive income, cash flows and equity for each of the three years in the period ended December 31, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Time Warner Cable Inc. at December 31, 2013 and 2012, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Time Warner Cable Inc.’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission “(1992 framework)” and our report dated February 18, 2014 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

New York, New York

February 18, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and

Shareholders of Time Warner Cable Inc.

We have audited Time Warner Cable Inc.’s (the “Company”) internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission “(1992 framework)” (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Time Warner Cable Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Time Warner Cable Inc. as of December 31, 2013 and 2012, and the related consolidated statement of operations, comprehensive income, cash flows and equity for each of the three years in the period ended December 31, 2013 of Time Warner Cable Inc. and our report dated February 18, 2014 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

New York, New York

February 18, 2014

TIME WARNER CABLE INC.

SELECTED FINANCIAL INFORMATION

The selected financial information set forth below as of December 31, 2013 and 2012 and for the years ended December 31, 2013, 2012 and 2011 has been derived from and should be read in conjunction with the audited consolidated financial statements and other financial information presented elsewhere herein. The selected financial information set forth below as of December 31, 2011, 2010 and 2009 and for the years ended December 31, 2010 and 2009 has been derived from audited consolidated financial statements not included herein. Capitalized terms are as defined and described in the consolidated financial statements or elsewhere herein.

	Year Ended December 31,
	2013	2012	2011	2010	2009
	(in millions, except per share data)
Selected Operating Statement Information:
Revenue	$22,120	$21,386	$19,675	$18,868	$17,868
Costs and expenses(a)	17,540	16,941	15,606	15,179	14,551

Operating Income(a)	4,580	4,445	4,069	3,689	3,317
Interest expense, net	(1,552)	(1,606)	(1,518)	(1,394)	(1,319)
Other income (expense), net(b)	11	497	(89)	(99)	(86)

Income before income taxes	3,039	3,336	2,462	2,196	1,912
Income tax provision(c)	(1,085)	(1,177)	(795)	(883)	(820)

Net income	1,954	2,159	1,667	1,313	1,092
Less: Net income attributable to noncontrolling interests	—	(4)	(2)	(5)	(22)

Net income attributable to TWC shareholders	$1,954	$2,155	$1,665	$1,308	$1,070

Net income per share attributable to common shareholders:
Basic	$6.76	$6.97	$5.02	$3.67	$3.07

Diluted	$6.70	$6.90	$4.97	$3.64	$3.05

Average common shares outstanding:
Basic	287.6	307.8	329.7	354.2	349.0

Diluted	291.7	312.4	335.3	359.5	350.9

Cash dividends declared per share	$2.60	$2.24	$1.92	$1.60	$—

Special cash dividend declared per share	$—	$—	$—	$—	$30.81

(a)

Costs and expenses and Operating Income include merger-related and restructuring costs of $119 million in 2013, $115 million in 2012, $70 million in 2011, $52 million in 2010 and $81 million in 2009. Costs and expenses and Operating Income in 2011 includes a $60 million impairment charge on wireless assets that will no longer be utilized.

(b)

Other income (expense), net, includes income (losses) from equity-method investments of $19 million in 2013, $454 million in 2012, $(88) million in 2011, $(110) million in 2010 and $(49) million in 2009. Income from equity-method investments in 2012 primarily consists of a pretax gain of $430 million associated with SpectrumCo’s sale of its advanced wireless spectrum licenses to Verizon Wireless. Other income (expense), net, in 2012 includes a $64 million gain on the sale of the Company’s investment in Clearwire.

(c)

Income tax provision in 2013 includes (i) a benefit of $77 million primarily related to changes in the tax rate applied to calculate the Company’s net deferred income tax liability as a result of changes in the Company’s state income tax apportionment factors and (ii) a benefit of $27 million resulting from income tax reform legislation enacted in North Carolina, which, along with other changes, phases in a reduction in North Carolina’s corporate income tax rate over several years. Income tax provision in 2012 includes (i) a benefit of $63 million related to a change in the tax rate applied to calculate the Company’s net deferred income tax liability as a result of an internal reorganization effective on September 30, 2012, (ii) a benefit of $47 million primarily related to a California state tax law change and (iii) a benefit of $46 million related to the reversal of a valuation allowance against a deferred income tax asset associated with the Company’s investment in Clearwire. During the fourth quarter of 2011, TWC completed its income tax returns for the 2010 taxable year, its first full-year income tax returns subsequent to the Separation, reflecting the income tax positions and state income tax apportionments of TWC as a standalone taxpayer. Based on these returns, the Company concluded that an approximate 65 basis point change in the estimate of the effective tax rate applied to calculate its net deferred income tax liability was required. As a result, TWC recorded a noncash income tax benefit of $178 million during the fourth quarter of 2011.

TIME WARNER CABLE INC.

SELECTED FINANCIAL INFORMATION—(Continued)

	December 31,
	2013	2012	2011	2010	2009
	(in millions)
Selected Balance Sheet Information:
Cash and equivalents	$525	$3,304	$5,177	$3,047	$1,048
Total assets	48,273	49,809	48,276	45,822	43,694
Total debt(a)	25,052	26,689	26,442	23,121	22,331
Mandatorily redeemable preferred equity	—	300	300	300	300

(a)	Total debt includes $1.767 billion, $1.518 billion and $2.122 billion of debt due within one year as of December 31, 2013, 2012 and 2011, respectively.

TIME WARNER CABLE INC.

QUARTERLY FINANCIAL INFORMATION

(Unaudited)

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
	(in millions, except per share data)
2013(a)
Revenue	$5,475	$5,550	$5,518	$5,577
Operating Income	1,060	1,187	1,160	1,173
Net income	401	481	532	540
Net income attributable to TWC shareholders	401	481	532	540
Net income per common share attributable to TWC common shareholders:
Basic(b)	1.35	1.65	1.86	1.92
Diluted(b)	1.34	1.64	1.84	1.89
Average common shares outstanding:
Basic	295.1	289.6	285.0	280.8
Diluted	299.4	293.3	289.0	285.2
Common stock—high	102.00	113.06	120.93	139.85
Common stock—low	84.57	89.81	106.01	108.88
Cash dividends declared per share	0.65	0.65	0.65	0.65

2012(a)
Revenue	$5,134	$5,404	$5,363	$5,485
Operating Income	1,042	1,140	1,094	1,169
Net income	383	453	809	514
Net income attributable to TWC shareholders	382	452	808	513
Net income per common share attributable to TWC common shareholders:
Basic(b)	1.21	1.44	2.64	1.70
Diluted(b)	1.20	1.43	2.60	1.68
Average common shares outstanding:
Basic	313.9	311.1	305.7	300.7
Diluted	319.0	315.3	310.2	305.6
Common stock—high	81.50	82.15	95.79	100.31
Common stock—low	64.03	73.99	81.45	89.29
Cash dividends declared per share	0.56	0.56	0.56	0.56

(a)	The following items impact the comparability of results from period to period:

2013: During the quarter ended December 31, 2013, the Company recognized an income tax benefit of $45 million primarily related to changes in the tax rate applied to calculate the Company’s net deferred income tax liability as a result of changes to state tax apportionment factors.

2012: During the quarter ended September 30, 2012, the Company recognized (i) income from equity-method investments of $430 million associated with SpectrumCo’s sale of its advanced wireless spectrum licenses to Verizon Wireless, (ii) a pretax gain of $64 million on the sale of the Company’s investment in Clearwire, (iii) an income tax benefit of $63 million related to a change in the tax rate applied to calculate the Company’s net deferred income tax liability. During the quarter ended December 31, 2012, the Company recognized an income tax benefit of $47 million primarily related to a California state tax law change.

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
4.21

Form of 6.75% Notes due 2018 (incorporated herein by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K dated June 16, 2008 and filed with the SEC on June 19, 2008 (the “TWC June 16, 2008 Form 8-K”)).

4.22	Form of 7.30% Debentures due 2038 (incorporated herein by reference to Exhibit 4.3 to the TWC June 16, 2008 Form 8-K).
4.23

Form of 8.25% Notes due 2014 (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated November 13, 2008 and filed with the SEC on November 18, 2008 (the “TWC November 13, 2008 Form 8-K”)).

4.24	Form of 8.75% Notes due 2019 (incorporated herein by reference to Exhibit 4.2 to the TWC November 13, 2008 Form 8-K).

Exhibit Number	Description
4.25

Form of 7.50% Notes due 2014 (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated March 23, 2009 and filed with the SEC on March 26, 2009 (the “TWC March 23, 2009 Form 8-K”)).

4.26	Form of 8.25% Notes due 2019 (incorporated herein by reference to Exhibit 4.2 to the TWC March 23, 2009 Form 8-K).
4.27	Form of 6.75% Debentures due 2039 (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated June 24, 2009 and filed with the SEC on June 29, 2009).
4.28

Form of 3.5% Notes due 2015 (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated December 8, 2009 and filed with the SEC on December 11, 2009 (the “TWC December 8, 2009 Form 8-K”)).

4.29	Form of 5.0% Notes due 2020 (incorporated herein by reference to Exhibit 4.2 to the TWC December 8, 2009 Form 8-K).
4.30

Form of 4.125% Notes due 2021 (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated November 9, 2010 and filed with the SEC on November 15, 2010 (the “TWC November 9, 2010 Form 8-K”)).

4.31	Form of 5.875% Debentures due 2040 (incorporated herein by reference to Exhibit 4.2 to the TWC November 9, 2010 Form 8-K).
4.32	Form of 5.75% Note due 2031 (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated and filed with the SEC on May 26, 2011).
4.33

Form of 4% Note due 2021 (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated September 7, 2011 and filed with the SEC on September 12, 2011 (the “TWC September 7, 2011 Form 8-K”)).

4.34	Form of 5.5% Debenture due 2041 (incorporated herein by reference to Exhibit 4.2 to the TWC September 7, 2011 Form 8-K).
4.35	Form of 4.5% Debenture due 2042 (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated August 7, 2012 and filed with the SEC on August 10, 2012).
4.36	Form of 5.25% Note due 2042 (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated and filed with the SEC on June 27, 2012).
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

10.14

Amendment No. 1, dated May 20, 2008, to the Reimbursement Agreement, by and among the Company and Time Warner (incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008).

10.15	Second Amended and Restated Tax Matters Agreement, dated May 20, 2008, between the Company and Time Warner (incorporated herein by reference to Exhibit 99.2 to the TWC May 20, 2008 Form 8-K).
10.16

Employment Agreement, effective as of August 3, 2009, between the Company and Glenn A. Britt (incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009).

10.17

First Amendment, dated and effective as of July 27, 2011, to the Employment Agreement between the Company and Glenn A. Britt (incorporated herein by reference to Exhibit 10.1 to the TWC September 30, 2011 Form 10-Q).

10.18

Employment Agreement, entered into on, and effective as of, July 25, 2013, between the Company and Robert D. Marcus (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated July 25, 2013 and filed with the SEC on July 29, 2013).

10.19

Employment Agreement, dated July 27, 2011 and effective as of July 15, 2011, between the Company and Irene M. Esteves (incorporated herein by reference to Exhibit 10.2 to the TWC September 30, 2011 Form 10-Q).

10.20	Employment Agreement, dated as of June 1, 2000, by and between TWE and Michael LaJoie (incorporated herein by reference to Exhibit 10.41 to the TWC February 13, 2007 Form 8-K).
10.21

First Amendment, dated December 22, 2005, to Employment Agreement between TWE and Michael LaJoie (incorporated herein by reference to Exhibit 10.33 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 (the “TWC 2007 Form 10-K”)).

10.22

Second Amendment, effective as of January 1, 2008, to Employment Agreement between TWE and Michael LaJoie (incorporated herein by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009 (the “TWC March 31, 2009 Form 10-Q”)).

10.23	Extension to Employment Agreement, dated December 12, 2008, between TWE and Michael LaJoie (incorporated herein by reference to Exhibit 10.5 to the TWC March 31, 2009 Form 10-Q).
10.24	Third Amendment, effective as of January 1, 2010, to Employment Agreement between TWE and Michael LaJoie (incorporated herein by reference to Exhibit 10.43 to the TWC 2009 Form 10-K).
10.25

Extension to Employment Agreement, dated December 6, 2011, between TWE and Michael LaJoie (incorporated herein by reference to Exhibit 10.40 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 (the “TWC 2012 Form 10-K”)).

Exhibit Number	Description
10.26

Employment Agreement, effective as of February 16, 2012, between Time Warner Cable Inc. and Marc Lawrence-Apfelbaum (incorporated herein by reference to Exhibit 10 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 and filed with the SEC on April 26, 2012).

10.27

Employment Agreement, effective as of May 2, 2013, between the Company and Arthur T. Minson, Jr. (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated April 29, 2013 and filed with the SEC on April 30, 2013).

10.28

Employment Agreement, dated December 4, 2013 and effective as of January 13, 2014, between the Company and Dinesh C. Jain (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated December 4, 2013 and filed with the SEC on December 6, 2013).

10.29	Time Warner Cable Inc. 2006 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.45 to the TWC February 13, 2007 Form 8-K).
10.30	Time Warner Cable Inc. 2006 Stock Incentive Plan, as amended, effective March 12, 2009 (incorporated herein by reference to Exhibit 10.1 to the TWC March 31, 2009 Form 10-Q).
10.31	Time Warner Cable Inc. 2011 Stock Incentive Plan (incorporated herein by reference to Annex A to TWC’s definitive Proxy Statement dated April 6, 2011 and filed with the SEC on April 6, 2011).
10.32	Time Warner Cable Inc. 2012 Annual Bonus Plan (incorporated by reference to Annex A to the Company’s definitive Proxy Statement dated April 3, 2012 and filed with the SEC on April 3, 2012).
10.33	Form of Non-Qualified Stock Option Agreement, used through 2009 (incorporated herein by reference to Exhibit 10.46 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006).
10.34	Form of Non-Qualified Stock Option Agreement, used commencing in 2010 (incorporated herein by reference to Exhibit 10.50 to the TWC 2009 Form 10-K).
10.35

Form of Non-Qualified Stock-Option Agreement, used commencing June 30, 2011 (incorporated herein by reference to Exhibit 10.55 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 (the “TWC 2011 Form 10-K”)).

10.36	Form of Non-Qualified Stock-Option Agreement, used commencing in 2013 (incorporated herein by reference to Exhibit 10.47 to the TWC 2012 Form 10-K).
10.37

Form of Performance-Based Non-Qualified Stock Option Agreement, used commencing in 2011 (incorporated herein by reference to Exhibit 10.51 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 (the “TWC 2010 Form 10-K”)).

10.38	Form of Performance-Based Non-Qualified Stock Option Agreement, used commencing in 2012 (incorporated herein by reference to Exhibit 10.57 to the TWC 2011 Form 10-K).
10.39	Form of Performance-Based Non-Qualified Stock Option Agreement, used commencing in 2013 (incorporated herein by reference to Exhibit 10.50 to the TWC 2012 Form 10-K).
10.40	Form of Restricted Stock Units Agreement, as amended through December 14, 2007, used through 2009 (incorporated herein by reference to Exhibit 10.40 to the TWC 2007 Form 10-K).
10.41	Form of Restricted Stock Units Agreement, used commencing in 2010 (incorporated herein by reference to Exhibit 10.52 to the TWC 2009 Form 10-K).
10.42	Addendum to Restricted Stock Units Agreement (applicable to certain officers), used commencing in 2010 (incorporated herein by reference to Exhibit 10.53 to the TWC 2009 Form 10-K).
10.43	Form of Restricted Stock Units Agreement, used commencing in 2013 (incorporated herein by reference to Exhibit 10.54 to the TWC 2012 Form 10-K).
10.44*	Form of Restricted Stock Units Agreement and Addendum thereto, used commencing in 2014.
10.45	Form of Performance-Based Restricted Stock Units Agreement and Addendum thereto, used commencing in 2011 (incorporated herein by reference to Exhibit 10.55 to the TWC 2010 Form 10-K).
10.46	Form of Performance-Based Restricted Stock Units Agreement and Addendum thereto, used commencing in 2012 (incorporated herein by reference to Exhibit 10.63 to the TWC 2011 Form 10-K).
10.47	Form of Performance-Based Restricted Stock Units Agreement, used commencing in 2013 (incorporated herein by reference to Exhibit 10.57 to the TWC 2012 Form 10-K).
10.48*	Form of Performance-Based Restricted Stock Units Agreement, used commencing in 2014.
10.49	Form of Restricted Stock Units Agreement for Non-Employee Directors, as amended through December 14, 2007, used through 2009 (incorporated by reference to Exhibit 10.41 of the TWC 2007 Form 10-K).
10.50	Form of Restricted Stock Units Agreement for Non-Employee Directors, used commencing in 2010 (incorporated herein by reference to Exhibit 10.55 of the TWC 2009 Form 10-K).
10.51	Form of Notices of Grant of Restricted Stock Units for Non-Employee Directors, used commencing in 2011 (incorporated here by reference to Exhibit 10.58 to the TWC 2010 Form 10-K).

Exhibit Number	Description
10.52	Form of Restricted Stock Units Agreement for Non-Employee Directors, used commencing in 2012 (incorporated herein by reference to Exhibit 10.67 to the TWC 2011 Form 10-K).
10.53	Form of Deferred Stock Units Agreement for Non-Employee Directors (incorporated herein by reference to Exhibit 10.48 of the TWC 2008 Form 10-K).
10.54*	Amendment Number 1 to Restricted Stock Unit Agreements and Stock Option Agreements under the Time Warner Cable Inc. 2006 Stock Incentive Plan and 2011 Stock Incentive Plan (no Addendum).
10.55*	Amendment Number 1 to Restricted Stock Unit Agreements and Stock Option Agreements under the Time Warner Cable Inc. 2006 Stock Incentive Plan and 2011 Stock Incentive Plan (with Addendum).
10.56	Description of Director Compensation (incorporated herein by reference to the section titled “Director Compensation” in the Company’s Proxy Statement dated April 4, 2013).
12*	Computation of Ratio of Earnings to Fixed Charges and Ratio of Earnings to Combined Fixed Charges and Preferred Dividend Requirements.
21*	Subsidiaries of the Company.
23*	Consent of Ernst & Young LLP.
31.1*

Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

31.2*

Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

32†

Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

101

The following financial information from the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, filed with the SEC on February 18, 2014, formatted in eXtensible Business Reporting Language:

(i) Consolidated Balance Sheet as of December 31, 2013 and December 31, 2012, (ii) Consolidated Statement of Operations for the years ended December 31, 2013, 2012 and 2011, (iii) Consolidated Statement of Comprehensive Income for the years ended December 31, 2013, 2012 and 2011, (iv) Consolidated Statement of Cash Flows for the years ended December 31, 2013, 2012 and 2011, (v) Consolidated Statement of Equity for the years ended December 31, 2013, 2012 and 2011 and (vi) Notes to Consolidated Financial Statements.

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