Form 10-Q
period 2014-03-31
TIME WARNER CABLE INC.
filed 2014-04-24
CIK 1377013

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

___________________

Form 10-Q

___________________

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014 or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________________to _________________________

Commission File Number: 001-33335

___________________

TIME WARNER CABLE INC.

(Exact name of registrant as specified in its charter)

Delaware	84-1496755
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

60 Columbus Circle

New York, New York 10023

(Address of principal executive offices) (Zip Code)

(212) 364-8200

(Registrant’s telephone number, including area code)

___________________

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

Large accelerated filer ☑	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐    No ☑

Description of Class	Shares Outstanding as of April 22, 2014
Common Stock – $0.01 par value	278,611,548

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

•

Results of operations.  This section provides an analysis of the Company’s results of operations for the three months ended March 31, 2014. This analysis is presented on both a consolidated and reportable segment basis.

•	Financial condition and liquidity. This section provides an analysis of the Company’s financial condition as of March 31, 2014 and cash flows for the three months ended March 31, 2014.

•

Caution concerning forward-looking statements.  This section provides a description of the use of forward-looking information appearing in this report, including in MD&A and the consolidated financial statements. Such information is based on management’s current expectations about future events, which are subject to uncertainty and changes in circumstances. Refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 (the “2013 Form 10-K”) for a discussion of the risk factors applicable to the Company.

OVERVIEW

TWC is among the largest providers of video, high-speed data and voice services in the U.S., with technologically advanced, well-clustered cable systems located mainly in five geographic areas – New York State (including New York City), the Carolinas, the Midwest (including Ohio, Kentucky and Wisconsin), Southern California (including Los Angeles) and Texas. TWC’s mission is to connect its customers to the world—simply, reliably and with superior service. As of March 31, 2014, TWC served approximately 15.2 million customers who subscribed to one or more of its video, high-speed data and voice services. During the three months ended March 31, 2014, TWC’s revenue increased 2.0% to approximately $5.6 billion.

Comcast Merger

On February 12, 2014, the Company entered into an Agreement and Plan of Merger with Comcast Corporation (“Comcast”) whereby the Company agreed to merge with and into a 100% owned subsidiary of Comcast (the “Comcast merger”). Upon completion of the Comcast merger, all of the outstanding shares of the Company will be cancelled and each issued and outstanding share will be converted into the right to receive 2.875 shares of Class A common stock of Comcast. The Comcast merger, which is expected to close by the end of 2014, is subject to the approval of the Company’s and Comcast’s stockholders, regulatory approvals and certain other closing conditions. Charter Communications, Inc. (“Charter”), which in January 2014 disclosed an unsolicited bid to acquire the Company, has indicated that it intends to solicit proxies from the Company’s stockholders in opposition to the Comcast merger.

Reportable Segments

Effective in the first quarter of 2014, the Company determined it has three reportable segments: Residential Services, Business Services and Other Operations. The Company’s reportable segments have been determined based on how management evaluates and manages the business. The Company has recast its financial information and disclosures for the prior period to reflect the segment disclosures as if the current presentation had been in effect throughout all periods presented. For additional information about the components of each of the Company’s reportable segments, as well as shared functions, refer to “—Financial Statement Presentation—Reportable Segments,” below.

TIME WARNER CABLE INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS

OF OPERATIONS AND FINANCIAL CONDITION—(Continued)

Residential Services Segment

TWC offers video, high-speed data and voice services, as well as security and home management services, to residential customers. As of March 31, 2014, the Company served 14.5 million residential services customers and, during the three months ended March 31, 2014, TWC generated approximately $4.6 billion of revenue from the provision of residential services, which represented 81.8% of TWC’s total revenue.

TWC’s video service provides over 300 channels (including, on average, over 180 high-definition (“HD”) channels) and 19,000 hours of video-on-demand programming, which, increasingly, consumers can watch on the device of their choosing, both inside and outside the home. TWC’s high-speed data service is available in a range of speed (from up to 2 to 300 megabits per second (“Mbps”) downstream), price and consumption (unlimited, 30 gigabyte (“GB”) and 5 GB) levels and, for most high-speed data customers, includes access to a nationwide network of more than 200,000 Cable WiFi hotspots along with communications and Internet security features. TWC’s voice service provides unlimited calling and access to popular features in one simple package. TWC’s IntelligentHome service provides state-of-the-art security and home management technology, taking advantage of TWC’s always-on broadband network and around-the-clock security monitoring centers.

Residential Services revenue has benefited from increases in the number of high-speed data subscribers and growth in revenue per subscriber (the latter due to an increasing percentage of subscribers purchasing faster, higher-priced tiers of service and increases in prices and equipment rental charges), offset by losses in residential video and, to a lesser extent, voice subscribers.

Residential video programming costs represent a significant portion of the Company’s operating costs and expenses and are expected to continue to increase, reflecting rate increases on existing programming services and the carriage of new networks, partially offset by a decline in total video subscribers. TWC expects that its video programming costs as a percentage of video revenue will continue to increase, in part due to an increasingly competitive environment.

Business Services Segment

TWC offers a wide range of business high-speed data, networking, voice, video, hosting and cloud computing services. As of March 31, 2014, TWC served 637,000 business customers, including small and medium businesses; large enterprises; government, education and non-profit institutions; and telecommunications carriers. TWC offers business services at retail and wholesale using its own network infrastructure and third-party infrastructure as required to meet customer needs.

During the three months ended March 31, 2014, revenue from the provision of business services increased 24.4% to $668 million, which represented 12.0% of TWC’s total revenue. The Company expects continued strong growth in Business Services revenue driven by an increase in the number of customers (the result of continued penetration of buildings currently on its network and investment to connect new buildings to its network) and revenue per customer (due to growing product penetration, demand for higher-priced tiers of service and price increases). Given the large opportunity and TWC’s still modest share in business services, the Company has established a target of growing Business Services to exceed $5 billion in annual revenue by 2018.

On December 31, 2013, TWC completed its acquisition of DukeNet Communications, LLC (“DukeNet”), a regional fiber optic network company that provides data and high-capacity bandwidth services to wireless carrier, data center, government and enterprise customers in North Carolina and South Carolina, as well as five other states in the Southeast. Beginning in 2014, the results of DukeNet, which generated revenue of $29 million for the three months ended March 31, 2014, are included in the Business Services segment.

Other Operations Segment

TWC’s Other Operations segment principally consists of (i) Time Warner Cable Media (“TWC Media”), the advertising arm of TWC; (ii) the Company’s regional sports networks that carry Los Angeles Lakers’ basketball games and other sports programming (Time Warner Cable SportsNet and Time Warner Cable Deportes and, collectively, the “Lakers’ RSNs”); (iii) the Company’s local sports, news and lifestyle channels (e.g., Time Warner Cable News NY1); (iv) other operating revenue and costs, including those derived from the Advance/Newhouse Partnership and home shopping network-related services;

TIME WARNER CABLE INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS

OF OPERATIONS AND FINANCIAL CONDITION—(Continued)

and (v) beginning in 2014, operating revenue and costs associated with SportsNet LA, discussed below. During the three months ended March 31, 2014, TWC generated revenue from Other Operations of $400 million.

As discussed further below in “—Financial Statement Presentation,” TWC Media sells video and online advertising inventory to local, regional and national advertising customers and also sells advertising inventory on behalf of other video distributors, including, among others, Verizon Communications Inc.’s (“Verizon”) FiOS, AT&T Inc.’s (“AT&T”) U-verse and Charter. Advertising revenue generated by TWC Media is cyclical, benefiting in years that include political elections as a result of political candidate and issue-related advertising.

On February 25, 2014, American Media Productions, LLC (“American Media Productions”), an unaffiliated third party, launched SportsNet LA, a regional sports network carrying the Los Angeles Dodgers’ baseball games and other sports programming. In accordance with long-term agreements with American Media Productions, TWC acts as the network’s exclusive advertising and affiliate sales agent and has certain branding and programming rights with respect to the network. In addition, TWC provides certain production and technical services to American Media Productions. As a result of the launch of SportsNet LA, related revenue, including intersegment revenue, and expenses are included in the Company’s Other Operations segment.

Competition

The operations of each of TWC’s reportable segments face intense competition, both from existing competitors and, as a result of the rapid development of new technologies, services and products, from new entrants.

Residential Services Segment

TWC faces intense competition for residential customers from a variety of alternative communications, information and entertainment delivery sources. TWC competes with incumbent local telephone companies and overbuilders across each of its residential services. Some of these competitors offer a broad range of services with features and functions comparable to those provided by TWC and in bundles similar to those offered by TWC, sometimes including wireless service. Each of TWC’s residential services also faces competition from other companies that provide services on a stand-alone basis. TWC’s residential video service faces competition from direct broadcast satellite services, and increasingly from companies that deliver content to consumers over the Internet. TWC’s residential high-speed data and voice services face competition from wireless Internet and voice providers. TWC’s residential voice service also faces competition from “over-the-top” phone services and other alternatives.

Business Services Segment

TWC faces significant competition as to each of its business services offerings. Its business high-speed data, networking and voice services face competition from a variety of telecommunication carriers, including incumbent local telephone companies. TWC’s cell tower backhaul service also faces competition from traditional telephone companies as well as other telecommunications carriers, such as metro and regional fiber-based carriers. TWC’s business video service faces competition from direct broadcast satellite providers. TWC also competes with cloud, hosting and related service providers and application-service providers.

Other Operations Segment

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

TIME WARNER CABLE INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS

OF OPERATIONS AND FINANCIAL CONDITION—(Continued)

Recent Developments

Common Stock Repurchase Program

As a result of the Company’s entry into the merger agreement with Comcast, the Company’s common stock repurchase program (the “Stock Repurchase Program”) was suspended on February 13, 2014. From the inception of the Stock Repurchase Program in the fourth quarter of 2010 through February 12, 2014, the Company repurchased 92.9 million shares of TWC common stock for $7.744 billion. As of February 12, 2014, the Company had $2.723 billion remaining under the Stock Repurchase Program authorization.

Financial Statement Presentation

Basis of Presentation

Changes in Basis of Presentation

Effective in the first quarter of 2014, the Company determined it has three reportable segments. The Company has recast its financial information and disclosures for the prior period to reflect the segment disclosures as if the current presentation had been in effect throughout all periods presented. Refer to Note 10 to the accompanying consolidated financial statements for further information regarding the Company’s segment information.

Additionally, during the first quarter of 2014, the Company revised its categorization of operating costs and expenses to be consistent with how such costs and expenses are presented to management and to provide a more meaningful presentation. The Company has recast the accompanying consolidated financial statements, financial information and disclosures of operating costs and expenses for the prior period to reflect the new categorization, which had no impact on total operating costs and expenses, Operating Income or net income attributable to TWC shareholders for any period presented. The Company’s consolidated operating costs and expenses are presented in the following categories: (i) programming and content, (ii) sales and marketing, (iii) technical operations, (iv) customer care and (v) other operating costs.

Reclassifications

As discussed above, certain reclassifications have been made to the prior period financial information presented herein to conform to the current year presentation.

Consolidated

Revenue. The Company generates revenue from each of its reportable segments: Residential Services, Business Services and Other Operations, which includes revenue generated by TWC Media, the Lakers’ RSNs, SportsNet LA and other operating revenue, including amounts derived from the Advance/Newhouse Partnership and home shopping network-related services. Each of the reportable segments is discussed below under “Reportable Segments.”

Operating costs and expenses

Programming and content.  Programming and content costs include (i) video programming costs for the Residential Services and Business Services segments and (ii) content costs, which include (a) the content acquisition costs associated with the Lakers’ RSNs and (b) other content production costs for the Lakers’ RSNs and the Company’s local sports, news and lifestyle channels. Beginning in 2014, programming and content costs also include the content acquisition and production costs associated with SportsNet LA. Content acquisition costs for the Los Angeles Lakers’ basketball games and Los Angeles Dodgers’ baseball games are recorded as games are exhibited over the applicable season.

Sales and marketing.  Sales and marketing costs consist of the costs incurred at the Residential Services, Business Services and Other Operations segments to sell and market the Company’s services. Costs primarily include employee-related and third-party marketing costs (e.g., television, online, print and radio advertising). Employee-related costs primarily include costs associated with retail centers and activities related to direct sales and retention sales.

TIME WARNER CABLE INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS

OF OPERATIONS AND FINANCIAL CONDITION—(Continued)

Technical operations.  Technical operations costs consist of the costs incurred at the Residential Services, Business Services and Other Operations segments associated with the installation, repair and maintenance of the Company’s distribution plant. Costs primarily include employee-related costs and materials costs associated with non-capitalizable activities.

Customer care.  Customer care costs consist of the costs incurred at the Residential Services and Business Services segments associated with the Company’s customer service activities. Costs primarily include employee-related costs and outsourced customer care costs.

Other operating.  Other operating costs consist of all other operating costs incurred at the Residential Services, Business Services and Other Operations segments that are not specifically identified above, including Residential Services and Business Services video franchise and other fees. Other operating costs also include operating costs associated with broad “corporate” functions (e.g., accounting and finance, information technology, executive management, legal and human resources). In addition, other operating costs include functions supporting more than one reportable segment that are centrally managed, including costs associated with facilities (e.g., rent, property taxes and utilities), network operations (e.g., employee costs associated with central engineering activities), vehicles and procurement.

Reportable Segments

The Company’s segment results include intercompany transactions related to programming provided to the Residential Services and Business Services segments by the Lakers’ RSNs, the Company’s local sports, news and lifestyle channels and, beginning in 2014, SportsNet LA. These services are reflected as programming expense for the Residential Services and Business Services segments and as revenue for the Other Operations segment and are eliminated in consolidation. Additionally, the operating costs described above that are associated with broad “corporate” functions or functions supporting more than one reportable segment are recorded as shared functions and are not allocated to the reportable segments. As such, the reportable segment results reflect how management views such segments in assessing financial performance and allocating resources and are not necessarily indicative of the results of operations that each segment would have achieved had they operated as stand-alone entities during the periods presented.

Residential Services Segment

Revenue.  Residential Services segment revenue consists of revenue from video, high-speed data, voice and other services offered to residential subscribers. The Company sells video, high-speed data and voice services to residential subscribers separately and in bundled packages at rates lower than if the subscriber purchases each product on an individual basis. Revenue received from subscribers to bundled packages is allocated to each product in a pro-rata manner based on the standalone selling price of each of the respective services.

—

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

—

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

—	Voice. Voice revenue includes subscriber fees for the Company’s voice services, along with related installation charges, as well as fees collected on behalf of governmental authorities.

—	Other. Other revenue includes revenue from security and home management services and other residential subscriber-related fees.

TIME WARNER CABLE INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS

OF OPERATIONS AND FINANCIAL CONDITION—(Continued)

Operating costs and expenses.  Residential Services segment operating costs and expenses include the operating costs and expenses that management believes are necessary to assess the performance of and allocate resources to the Residential Services segment. Such costs include video programming costs, sales and marketing costs, technical operations costs, customer care costs, video franchise and other fees and other operating costs (e.g., high-speed data connectivity costs, voice network costs and bad debt expense). Employee costs directly attributable to the Residential Services segment are included within each operating cost and expense category as applicable. Operating costs and expenses exclude costs and expenses related to “corporate” functions and functions supporting more than one reportable segment that are centrally managed (e.g., facilities, network operations, vehicles and procurement) and are not within the control of segment management.

Business Services Segment

Revenue.  Business Services segment revenue consists of revenue from video, high-speed data, voice, wholesale transport and other services offered to business customers. The Company sells video, high-speed data and voice services to business subscribers separately and in bundled packages, and the revenue is allocated to each product in a pro-rata manner based on the standalone selling price of each of the respective services.

—	Video. Video revenue includes the same fee categories received from business video subscribers as described above under Residential Services video revenue.

—

High-speed data.  High-speed data revenue primarily includes subscriber fees for the Company’s high-speed data services and related installation charges. High-speed data revenue also includes amounts generated by the sale of commercial networking and point-to-point transport services, such as Metro Ethernet services.

—	Voice. Voice revenue includes subscriber fees for the Company’s voice services, along with related installation charges, as well as fees collected on behalf of governmental authorities.

—

Wholesale transport.  Wholesale transport revenue primarily includes amounts generated by the sale of point-to-point transport services offered to wireless telephone providers (i.e., cell tower backhaul) and other telecommunications carriers.

—	Other. Other revenue primarily includes revenue from enterprise-class, cloud-enabled hosting, managed applications and services and other business subscriber-related fees.

Operating costs and expenses.  Business Services segment operating costs and expenses include the operating costs and expenses that management believes are necessary to assess the performance of and allocate resources to the Business Services segment. Such costs are consistent with the operating costs and expense categories described above under Residential Services operating costs and expenses. Operating costs and expenses exclude costs and expenses related to “corporate” functions and functions supporting more than one reportable segment that are centrally managed (e.g., facilities, network operations, vehicles and procurement) and are not within the control of segment management.

Other Operations Segment

Revenue

—

Advertising.  Advertising revenue is generated through TWC Media’s sale of video and online advertising inventory to local, regional and national advertising customers. The Company derives most of its advertising revenue from the sale of advertising inventory on cable networks owned by third parties. The rights to such advertising inventory are acquired by the Company in connection with its agreements to carry such networks or through contractual agreements to sell advertising inventory on behalf of other video distributors (including, among others, Verizon’s FiOS, AT&T’s U-verse and Charter). The Company also generates advertising revenue from the sale of inventory on the Lakers’ RSNs, the Company’s local sports, news and lifestyle channels (e.g., Time Warner Cable News NY1) and, beginning in 2014, SportsNet LA.

—

Other.  Other revenue primarily includes (i) fees received from distributors of the Lakers’ RSNs; (ii) fees paid to TWC by the Advance/Newhouse Partnership for (a) the ability to distribute the Company’s high-speed data service

TIME WARNER CABLE INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS

OF OPERATIONS AND FINANCIAL CONDITION—(Continued)

and (b) TWC’s management of certain functions, including, among others, the acquisition of programming rights, as well as the provision of certain functions, including engineering; (iii) home shopping network-related revenue (including commissions earned on the sale of merchandise and carriage fees); and (iv) beginning in 2014, fees received from distributors of SportsNet LA.

Operating costs and expenses.  Other operating costs and expenses primarily include operating costs associated with TWC Media, the Lakers’ RSNs and the Company’s local sports, news and lifestyle channels and, beginning in 2014, SportsNet LA.

Shared Functions

Operating costs and expenses.  Shared functions operating costs and expenses consist of costs associated with broad “corporate” functions (e.g., accounting and finance, information technology, executive management, legal and human resources) or functions supporting more than one reportable segment that are centrally managed (e.g., facilities, network operations, vehicles and procurement) as well as other activities not attributable to a reportable segment.

Merger-related and restructuring costs.  All merger-related and restructuring costs incurred by the Company are recorded as shared functions.

Use of Operating Income before Depreciation and Amortization

In discussing its segment performance, the Company may use certain measures that are not calculated and presented in accordance with U.S. generally accepted accounting principles (“GAAP”). These measures include Operating Income before Depreciation and Amortization (“OIBDA”), which the Company defines as Operating Income before depreciation of tangible assets and amortization of intangible assets. For additional information regarding the use of segment OIBDA, see Note 10 to the accompanying consolidated financial statements.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2014 Compared to Three Months Ended March 31, 2013

The following discussion provides an analysis of the Company’s results of operations and should be read in conjunction with the accompanying consolidated statement of operations, as well as the consolidated financial statements and notes thereto and MD&A included in the 2013 Form 10-K.

TIME WARNER CABLE INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS

OF OPERATIONS AND FINANCIAL CONDITION—(Continued)

Consolidated Results

The consolidated financial results for the Company for the three months ended March 31, 2014 and 2013 were as follows (in millions):

	Three Months Ended March 31,
	2014	2013	% Change
		(recast)
Revenue:
Residential services	$4,568	$4,611	(0.9%)
Business services	668	537	24.4%
Other	346	327	5.8%

Total revenue	5,582	5,475	2.0%
Costs and expenses:
Programming and content	1,309	1,275	2.7%
Sales and marketing(a)	555	473	17.3%
Technical operations(a)	371	372	(0.3%)
Customer care(a)	205	197	4.1%
Other operating(a)	1,162	1,246	(6.7%)
Depreciation	775	789	(1.8%)
Amortization	33	32	3.1%
Merger-related and restructuring costs	80	31	158.1%

Total costs and expenses	4,490	4,415	1.7%

Operating Income	1,092	1,060	3.0%
Interest expense, net	(364)	(398)	(8.5%)
Other income (expense), net	15	(1)	NM

Income before income taxes	743	661	12.4%
Income tax provision	(264)	(260)	1.5%

Net income	479	401	19.5%
Less: Net income attributable to noncontrolling interests	—	—	NM

Net income attributable to TWC shareholders	$479	$401	19.5%

NM—Not meaningful. (a) Amounts include total employee costs, as follows (in millions):

	Three Months Ended March 31,
	2014	2013	% Change
		(recast)
Employee costs	$1,256	$1,235	1.7%

Revenue.  The increase in revenue for the three months ended March 31, 2014 was primarily due to increases in revenue at the Business Services and Other Operations segments, partially offset by a decrease in revenue at the Residential Services segment.

Revenue by segment is discussed in greater detail below in “Segment Results.”

Costs and expenses

Operating costs and expenses.  The increase in operating costs and expenses for the three months ended March 31, 2014 was primarily due to increases in the following, which are discussed further in “Segment Results”: programming costs at the Residential Services segment; sales and marketing costs at the Residential Services and Business Services segments; and costs associated with advertising inventory sold on behalf of other video distributors (“ad rep agreements”) at the Other Operations segment; partially offset by decreases in voice costs at the Residential Services and Business Services segments and costs associated with the Company’s shared functions. The growth in operating costs and expenses for the three months ended March 31, 2014 also benefited from a $34 million decrease in pension expense.

TIME WARNER CABLE INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS

OF OPERATIONS AND FINANCIAL CONDITION—(Continued)

Average monthly programming costs per video subscriber grew 10.1% to $36.51 for the three months ended March 31, 2014 from $33.16 for the three months ended March 31, 2013.

Depreciation.  Depreciation decreased as certain Insight Communications Company, Inc. (“Insight”) assets (acquired on February 29, 2012) were fully depreciated as of August 2013. This decrease was partially offset by depreciation of certain DukeNet assets (acquired on December 31, 2013).

Merger-related and restructuring costs.  For the three months ended March 31, 2014, the Company incurred merger-related costs of $63 million. These costs included Comcast merger-related costs, which consisted of employee retention costs of $29 million and advisory and legal fees of $33 million, as well as $1 million incurred in connection with the DukeNet acquisition. During the three months ended March 31, 2013, the Company incurred merger-related costs of $2 million in connection with the Insight acquisition. The Company expects to incur additional merger-related costs during 2014 in connection with the Comcast merger.

The Company incurred restructuring costs of $17 million and $29 million for the three months ended March 31, 2014 and 2013, respectively, primarily related to employee terminations and other exit costs. The Company expects to incur additional restructuring costs during 2014 primarily related to employee terminations in connection with initiatives intended to improve operating efficiency.

Operating Income.  Operating Income increased primarily due to growth in revenue and a decrease in depreciation expense, partially offset by higher operating cost and expenses, as well as merger-related and restructuring costs, as discussed above.

Interest expense, net.  Interest expense, net, decreased primarily due to lower average debt outstanding during the three months ended March 31, 2014 compared to 2013.

Other income (expense), net.  Other income (expense), net, detail is shown in the table below (in millions):

	Three Months Ended March 31,
	2014	2013
Income from equity-method investments, net	$14	$5
Gain (loss) on equity award reimbursement obligation to Time Warner(a)	1	(5)
Other	—	(1)

Other income (expense), net	$15	$(1)

(a)	See Note 5 to the accompanying consolidated financial statements for a discussion of the Company’s accounting for its equity award reimbursement obligation to Time Warner Inc. (“Time Warner”).

Income tax provision.  For the three months ended March 31, 2014 and 2013, the Company recorded income tax provisions of $264 million and $260 million, respectively. The effective tax rates were 35.5% and 39.3% for the three months ended March 31, 2014 and 2013, respectively.

The income tax provision and effective tax rate for the three months ended March 31, 2014 include a benefit of $24 million as a result of the passage of the New York State budget during the first quarter of 2014 that, in part, lowers the New York State business tax rate beginning in 2016. Absent the impact of this item, the effective tax rates would have been 38.8% and 39.3% for the three months ended March 31, 2014 and 2013, respectively.

TIME WARNER CABLE INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS

OF OPERATIONS AND FINANCIAL CONDITION—(Continued)

Net income attributable to TWC shareholders and net income per common share attributable to TWC common shareholders.  Net income attributable to TWC shareholders and net income per common share attributable to TWC common shareholders were as follows (in millions, except per share data):

	Three Months Ended March 31,		% Change
	2014	2013
Net income attributable to TWC shareholders	$479	$401	19.5%

Net income per common share attributable to TWC common shareholders:
Basic	$1.71	$1.35	26.7%

Diluted	$1.70	$1.34	26.9%

Net income attributable to TWC shareholders increased primarily due to an increase in Operating Income and a decrease in interest expense, net. Net income per common share attributable to TWC common shareholders for the three months ended March 31, 2014 benefited from lower average common shares outstanding as a result of share repurchases under the Stock Repurchase Program.

Segment Results

Residential Services.  The financial results of the Residential Services segment for the three months ended March 31, 2014 and 2013 were as follows (in millions):

	Three Months Ended March 31,		% Change
	2014	2013
		(recast)
Revenue:
Video	$2,495	$2,671	(6.6%)
High-speed data	1,558	1,406	10.8%
Voice	496	519	(4.4%)
Other	19	15	26.7%

Total revenue	4,568	4,611	(0.9%)
Operating costs and expenses:
Programming	1,262	1,226	2.9%
Sales and marketing(a)	385	321	19.9%
Technical operations(a)	335	343	(2.3%)
Customer care(a)	172	169	1.8%
Video franchise and other fees(b)	115	125	(8.0%)
Other(a)	167	256	(34.8%)

Total operating costs and expenses	2,436	2,440	(0.2%)

OIBDA	$2,132	$2,171	(1.8%)

(a) Amounts include total employee costs, as follows (in millions):

	Three Months Ended March 31,		% Change
	2014	2013
		(recast)
Employee costs	$672	$661	1.7%

(b)	Video franchise and other fees include fees collected on behalf of franchising authorities and the FCC.

TIME WARNER CABLE INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS

OF OPERATIONS AND FINANCIAL CONDITION—(Continued)

Selected residential subscriber-related statistics as of March 31, 2014 and 2013 were as follows (in thousands):

	March 31,		% Change
	2014	2013
Video(a)	11,163	11,911	(6.3%)
High-speed data(b)	11,358	11,066	2.6%
Voice(c)	4,913	4,989	(1.5%)

Single play(d)	5,695	5,620	1.3%
Double play(e)	4,772	4,873	(2.1%)
Triple play(f)	4,065	4,200	(3.2%)

Customer relationships(g)	14,532	14,693	(1.1%)

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

(c)

Voice subscriber numbers reflect billable subscribers who purchase an IP-based telephony service. The determination of whether a voice subscriber is categorized as residential or business is generally based upon the type of service provided to that subscriber.

(d)	Single play subscriber numbers reflect customers who subscribe to one of the Company’s video, high-speed data and voice services.
(e)	Double play subscriber numbers reflect customers who subscribe to two of the Company’s video, high-speed data and voice services.
(f)	Triple play subscriber numbers reflect customers who subscribe to all three of the Company’s video, high-speed data and voice services.
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

Revenue.  Residential Services segment revenue declined primarily due to decreases in video and voice revenue, partially offset by an increase in high-speed data revenue, each of which is discussed further below.

Average monthly revenue per unit for the Residential Services segment for the three months ended March 31, 2014 and 2013 was as follows:

	Three Months Ended March 31,		% Change
	2014	2013
Video(a)	$74.51	$74.50	—
High-speed data(b)	46.32	42.60	8.7%
Voice(c)	34.04	34.56	(1.5%)
Customer relationship(d)	105.45	104.84	0.6%

(a)	Average monthly residential video revenue per unit represents residential video revenue divided by the corresponding average residential video subscribers for the period.
(b)	Average monthly residential high-speed data revenue per unit represents residential high-speed data revenue divided by the corresponding average residential high-speed data subscribers for the period.
(c)	Average monthly residential voice revenue per unit represents residential voice revenue divided by the corresponding average residential voice subscribers for the period.
(d)

Average monthly residential revenue per residential customer relationship represents residential services revenue divided by the corresponding average residential customer relationships for the period.

TIME WARNER CABLE INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS

OF OPERATIONS AND FINANCIAL CONDITION—(Continued)

The major components of residential video revenue for the three months ended March 31, 2014 and 2013 were as follows (in millions):

	Three Months Ended March 31,
	2014	2013	% Change
Programming tiers(a)	$1,624	$1,740	(6.7%)
Premium networks	201	195	3.1%
Transactional video-on-demand	58	66	(12.1%)
Video equipment rental and installation charges	332	373	(11.0%)
DVR service	165	172	(4.1%)
Franchise and other fees(b)	115	125	(8.0%)

Total	$2,495	$2,671	(6.6%)

(a)

Programming tier revenue includes subscriber fees for the Company’s various tiers or packages of video programming services generally distinguished from one another by the number and type of programming networks they include.

(b)	Franchise and other fees include fees collected on behalf of franchising authorities and the FCC.

The decrease in residential video revenue was primarily due to a decline in video subscribers.

Residential high-speed data revenue increased due to growth in average revenue per subscriber and an increase in high-speed data subscribers. The increase in average revenue per subscriber was primarily due to increases in prices and equipment rental charges and a greater percentage of subscribers purchasing higher-priced tiers of service.

The decrease in residential voice revenue was due to a decrease in average revenue per subscriber and fewer voice subscribers.

Operating costs and expenses.  Operating costs and expenses decreased slightly primarily due to a decline in other operating costs, partially offset by increases in sales and marketing costs and programming costs.

The increase in programming costs (which include intercompany expense from the Other Operations segment for programming costs associated with the Lakers’ RSNs, the Company’s local sports, news and lifestyle channels and, beginning in 2014, SportsNet LA) was primarily due to contractual rate increases, partially offset by a decline in video subscribers. Average monthly Residential Services programming costs per video subscriber grew 10.2% to $37.69 for the three months ended March 31, 2014 from $34.19 for the three months ended March 31, 2013. The Company expects the rate of growth in average monthly Residential Services programming costs per video subscriber in 2014 to increase compared to that in 2013.

Sales and marketing costs increased primarily due to increased marketing activities as well as headcount growth and higher compensation costs per employee, particularly in customer retention.

Other operating costs decreased due to declines in voice costs and bad debt expense. Voice costs decreased $61 million primarily due to a decrease in delivery costs per subscriber and a decline in voice subscribers. Average monthly Residential Services voice costs per voice subscriber declined 43.9% to $4.97 for the three months ended March 31, 2014 from $8.86 for the three months ended March 31, 2013 as a result of the ongoing replacement of Sprint Corporation as the provider of voice transport, switching and interconnection services, which was completed during the first quarter of 2014. As a result, the Company expects average monthly Residential Services voice costs per voice subscriber to decrease in 2014 compared to 2013.

OIBDA.  OIBDA decreased primarily due to a decrease in revenue, partially offset by a slight decrease in operating costs and expenses, as discussed above.

TIME WARNER CABLE INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS

OF OPERATIONS AND FINANCIAL CONDITION—(Continued)

Business Services.  The financial results of the Business Services segment for the three months ended March 31, 2014 and 2013 were as follows (in millions):

	Three Months Ended March 31,
	2014	2013	% Change
		(recast)
Revenue:
Video	$89	$84	6.0%
High-speed data	306	256	19.5%
Voice	118	96	22.9%
Wholesale transport	101	55	83.6%
Other	54	46	17.4%

Total revenue	668	537	24.4%
Operating costs and expenses:
Programming	36	32	12.5%
Sales and marketing(a)	119	102	16.7%
Technical operations(a)	23	17	35.3%
Customer care(a)	33	28	17.9%
Video franchise and other fees(b)	5	4	25.0%
Other(a)	50	42	19.0%

Total operating costs and expenses	266	225	18.2%

OIBDA	$402	$312	28.8%

(a) Amounts include total employee costs, as follows (in millions):

	Three Months Ended March 31,
	2014	2013	% Change
		(recast)
Employee costs	$151	$126	19.8%

(b)      Video franchise and other fees include fees collected on behalf of franchising authorities and the FCC.

Selected business subscriber-related statistics as of March 31, 2014 and 2013 were as follows (in thousands):

	March 31,
	2014	2013	% Change
Video(a)	196	189	3.7%
High-speed data(b)	531	472	12.5%
Voice(c)	289	237	21.9%

Single play(d)	328	319	2.8%
Double play(e)	239	201	18.9%
Triple play(f)	70	59	18.6%

Customer relationships(g)	637	579	10.0%

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

(c)

Voice subscriber numbers reflect billable subscribers who purchase an IP-based telephony service. The determination of whether a voice subscriber is categorized as residential or business is generally based upon the type of service provided to that subscriber.

(d)	Single play subscriber numbers reflect customers who subscribe to one of the Company’s video, high-speed data and voice services.
(e)	Double play subscriber numbers reflect customers who subscribe to two of the Company’s video, high-speed data and voice services.
(f)	Triple play subscriber numbers reflect customers who subscribe to all three of the Company’s video, high-speed data and voice services.
(g)

Customer relationships represent the number of subscribers who purchase at least one of the Company’s video, high-speed data and voice services. For example, a subscriber who purchases only high-speed data service and no video service will count as one customer relationship, and a subscriber who purchases both video and high-speed data services will also count as only one customer relationship. Customers who purchase wholesale transport or cloud services but do not purchase one of the Company’s video, high-speed data or voice services are not included in the Company’s subscriber results.

TIME WARNER CABLE INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS

OF OPERATIONS AND FINANCIAL CONDITION—(Continued)

Revenue.  Business services revenue increased primarily due to growth in high-speed data and voice subscribers, an organic increase in cell tower backhaul revenue of $11 million and $29 million of DukeNet revenue (nearly all wholesale transport).

Operating costs and expenses.  Operating costs and expenses increased primarily as a result of an increase in sales and marketing costs, primarily due to increased headcount and higher compensation costs per employee, including increased commissions. This increase was partially offset by lower voice costs due to the in-sourcing of voice transport, switching and interconnection services.

OIBDA.  OIBDA increased primarily due to the increase in revenue, partially offset by higher operating costs and expenses, as discussed above.

Other Operations.  The financial results of the Other Operations segment for the three months ended March 31, 2014 and 2013 were as follows (in millions):

	Three Months Ended March 31,
	2014	2013	% Change
		(recast)
Revenue:
Advertising	$247	$228	8.3%
Other	153	149	2.7%

Total revenue	400	377	6.1%
Operating costs and expenses(a)	227	212	7.1%

OIBDA	$173	$165	4.8%

(a) Amounts include total employee costs, as follows (in millions):

	Three Months Ended March 31,
	2014	2013	% Change
		(recast)
Employee costs	$83	$83	—

Revenue.  Advertising revenue increased primarily due to growth in political advertising revenue as well as non-political revenue from ad rep agreements. The Company expects advertising revenue in 2014 to increase compared to 2013 due to an increase in political advertising revenue.

Other revenue increased primarily due to affiliate fees from the Residential Services segment as well as other distributors of the Lakers’ RSNs.

Operating costs and expenses.  Operating costs and expenses increased primarily related to growth in costs associated with ad rep agreements.

OIBDA.  OIBDA increased due to higher revenue, partially offset by an increase in operating costs and expenses, as discussed above.

TIME WARNER CABLE INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS

OF OPERATIONS AND FINANCIAL CONDITION—(Continued)

Shared Functions.  Costs and expenses associated with the Company’s shared functions, which consist of operating costs associated with broad “corporate” functions (e.g., accounting and finance, information technology, executive management, legal and human resources) or functions supporting more than one reportable segment that are centrally managed (e.g., facilities, network operations, vehicles and procurement) as well as other activities not directly attributable to a reportable segment, for the three months ended March 31, 2014 and 2013 were as follows (in millions):

	Three Months Ended March 31,
	2014	2013	% Change
		(recast)
Operating costs and expenses(a)	$727	$736	(1.2%)
Merger-related and restructuring costs	80	31	158.1%

Total costs and expenses	$807	$767	5.2%

(a) Amounts include total employee costs, as follows (in millions):

	Three Months Ended March 31,
	2014	2013	% Change
		(recast)
Employee costs	$350	$365	(4.1%)

Operating costs and expenses.  The decrease in operating costs and expenses was driven by operating efficiencies, including decreased headcount, particularly in information technology.

Merger-related and restructuring costs.  Merger-related costs of $63 million were incurred for the three months ended March 31, 2014. These costs included Comcast merger-related costs, which consisted of employee retention costs of $29 million and advisory and legal fees of $33 million, as well as $1 million incurred in connection with the DukeNet acquisition. Merger-related costs of $2 million for the three months ended March 31, 2013 were incurred in connection with the Insight acquisition. The Company expects to incur additional merger-related costs during 2014 in connection with the Comcast merger.

Restructuring costs were $17 million and $29 million for the three months ended March 31, 2014 and 2013, respectively, primarily related to employee terminations and other exit costs. The Company expects to incur additional restructuring costs during 2014 primarily related to employee terminations in connection with initiatives intended to improve operating efficiency.

FINANCIAL CONDITION AND LIQUIDITY

Management believes that cash generated by or available to TWC should be sufficient to fund its capital and liquidity needs for the next twelve months and for the foreseeable future thereafter, including quarterly dividend payments and maturities of long-term debt. TWC’s sources of cash include cash and equivalents on hand, cash provided by operating activities and borrowing capacity under the Company’s $3.5 billion senior unsecured five-year revolving credit facility (the “Revolving Credit Facility”) and the Company’s $2.5 billion unsecured commercial paper program (which is supported by unused committed capacity under the Revolving Credit Facility), as well as access to capital markets.

In accordance with the Company’s investment policy of diversifying its investments and limiting the amount of its investments in a single entity or fund, the Company may invest its cash and equivalents in a combination of money market and government funds and U.S. Treasury securities, as well as other similar instruments. As of March 31, 2014, the majority of the Company’s cash and equivalents was invested in money market funds and income earning bank deposits, including certificates of deposit.

TWC’s unused committed financial capacity was $3.452 billion as of March 31, 2014, reflecting $1.557 billion of cash and equivalents and $1.895 billion of available borrowing capacity under the Revolving Credit Facility.

TIME WARNER CABLE INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS

OF OPERATIONS AND FINANCIAL CONDITION—(Continued)

Current Financial Condition

As of March 31, 2014, the Company had $25.854 billion of debt, $1.557 billion of cash and equivalents (net debt of $24.297 billion, defined as total debt less cash and equivalents) and $7.094 billion of total TWC shareholders’ equity. As of December 31, 2013, the Company had $25.052 billion of debt, $525 million of cash and equivalents, (net debt of $24.527 billion) and $6.943 billion of total TWC shareholders’ equity.

The following table shows the significant items contributing to the change in net debt from December 31, 2013 to March 31, 2014 (in millions):

Balance as of December 31, 2013	$24,527
Cash provided by operating activities	(1,397)
Capital expenditures	834
Repurchases of common stock	259
Dividend paid	214
All other, net	(140)

Balance as of March 31, 2014	$24,297

On April 1, 2014, TWC’s 7.5% senior notes due 2014 matured and all $1.0 billion in aggregate principal amount was repaid.

Cash Flows

Cash and equivalents increased $1.032 billion and decreased $511 million for the three months ended March 31, 2014 and 2013, respectively. Components of these changes are discussed below in more detail.

Operating Activities

Details of cash provided by operating activities are as follows (in millions):

	Three Months Ended March 31,
	2014	2013
Operating Income	$1,092	$1,060
Depreciation	775	789
Amortization	33	32
Noncash equity-based compensation expense	50	42
Net interest payments(a)	(415)	(457)
Net income tax refunds (payments)(b)	2	(17)
All other, net, including working capital changes	(140)	(55)

Cash provided by operating activities	$1,397	$1,394

(a)

Amounts include interest income received (including amounts received under interest rate swap contracts) of $24 million and $39 million for the three months ended March 31, 2014 and 2013, respectively.

(b)	Amounts include income tax refunds received of $3 million and $1 million for the three months ended March 31, 2014 and 2013, respectively.

Cash provided by operating activities increased slightly from $1.394 billion for the three months ended March 31, 2013 to $1.397 billion for the three months ended March 31, 2014. This increase was primarily related to an increase in Operating Income (excluding depreciation and amortization) and a decrease in net interest payments, partially offset by an increase in working capital requirements.

Net interest payments for 2014 decreased primarily as a result of the maturity of TWC’s 6.200% senior notes due July 2013 ($1.5 billion in aggregate principal amount).

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

The Company made no cash contributions to its qualified defined benefit pension plans (the “qualified pension plans”) during the three months ended March 31, 2014. As of March 31, 2014, the qualified pension plans were estimated to be overfunded by $378 million, and the Company does not expect to make any discretionary cash contributions to the qualified pension plans during the remainder of 2014. For the nonqualified defined benefit pension plan (the “nonqualified pension plan”), the Company will continue to make contributions during the remainder of 2014 to the extent benefits are paid.

Investing Activities

Details of cash used by investing activities are as follows (in millions):

	Three Months Ended March 31,
	2014	2013
Capital expenditures	$(834)	$(770)
Purchases of investments:
Short-term investments in U.S. Treasury securities	—	(325)
All other	(2)	—
Return of capital from investees	—	7
Proceeds from sale, maturity and collection of investments	18	—
Acquisition of intangible assets	(12)	(12)
Other investing activities	11	7

Cash used by investing activities	$(819)	$(1,093)

Cash used by investing activities decreased from $1.093 billion for the three months ended March 31, 2013 to $819 million for the three months ended March 31, 2014, principally due to the 2013 purchases of short-term investments in U.S. Treasury securities, partially offset by an increase in capital expenditures.

TWC’s capital expenditures by major category were as follows (in millions):

	Three Months Ended March 31,
	2014	2013
Customer premise equipment(a)	$298	$279
Scalable infrastructure(b)	163	165
Line extensions(c)	146	124
Upgrades/rebuilds(d)	23	26
Support capital(e)	204	176

Total capital expenditures	$834	$770

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

(e)

Amounts represent all other capital purchases required to run day-to-day operations. These costs typically include vehicles, land and buildings, computer hardware/software, office equipment, furniture and fixtures, tools and test equipment. Amounts include capitalized software costs of $93 million and $92 million for the three months ended March 31, 2014 and 2013, respectively.

TIME WARNER CABLE INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS

OF OPERATIONS AND FINANCIAL CONDITION—(Continued)

The Company expects capital expenditures to be approximately $3.7 billion in 2014 as the Company invests to improve network reliability, upgrade older customer premise equipment and expand its network to additional residences, commercial buildings and cell towers.

Financing Activities

Details of cash provided (used) by financing activities are as follows (in millions):

	Three Months Ended March 31,
	2014	2013
Short-term borrowings, net	$1,544	$—
Repayments of long-term debt	(750)	—
Repurchases of common stock	(259)	(660)
Dividends paid	(214)	(195)
Proceeds from exercise of stock options	79	54
Excess tax benefit from equity-based compensation	78	49
Taxes paid in cash in lieu of shares issued for equity-based compensation	(66)	(51)
Net collateral received on derivative financial instruments	43	—
Other financing activities	(1)	(9)

Cash provided (used) by financing activities	$454	$(812)

Cash provided by financing activities was $454 million for the three months ended March 31, 2014 compared to cash used by financing activities of $812 million for the three months ended March 31, 2013. Cash provided by financing activities for the three months ended March 31, 2014 primarily consisted of borrowings under the Company’s commercial paper program, partially offset by the repayment of TWC’s 8.25% senior notes due February 2014 ($750 million in aggregate principal amount), repurchases of TWC common stock and the payment of a quarterly cash dividend. Cash used by financing activities for the three months ended March 31, 2013 primarily consisted of repurchases of TWC common stock and the payment of a quarterly cash dividend.

Outstanding Debt and Available Financial Capacity

Debt as of March 31, 2014 and December 31, 2013 was as follows:

			Outstanding Balance as of
	Maturity	Interest Rate	March 31, 2014	December 31, 2013
			(in millions)
TWC notes and debentures(a)	2014-2042	5.683%(b)	$22,196	$22,938
TWCE debentures(c)	2023-2033	7.887%(b)	2,064	2,065
Revolving credit facility(d)	2017		—	—
Commercial paper program(d)(e)	2017	0.320%(b)	1,544	—
Capital leases	2016-2042		50	49

Total debt(f)			$25,854	$25,052

(a)

Outstanding balance amounts of the TWC notes and debentures as of March 31, 2014 and December 31, 2013 each include £1.267 billion of senior unsecured notes valued at $2.111 billion and $2.098 billion, respectively, using the exchange rates at each date.

(b)	Rate represents a weighted-average effective interest rate as of March 31, 2014 and, for the TWC notes and debentures, includes the effects of interest rate swaps and cross-currency swaps.
(c)

Outstanding balance amounts of the Time Warner Cable Enterprises LLC (“TWCE”) debentures as of March 31, 2014 and December 31, 2013 include an unamortized fair value adjustment of $64 million and $65 million, respectively, primarily consisting of the fair value adjustment recognized as a result of the 2001 merger of America Online, Inc. (now known as AOL Inc.) and Time Warner Inc. (now known as Historic TW Inc.).

(d)

As of March 31, 2014, the Company had $1.895 billion of available borrowing capacity under the Revolving Credit Facility (which reflects a reduction of $60 million for outstanding letters of credit backed by the Revolving Credit Facility).

(e)	Outstanding balance amount as of March 31, 2014 excludes an unamortized discount of $1 million (none as of December 31, 2013).
(f)	Outstanding balance amounts of total debt as of March 31, 2014 and December 31, 2013 include current maturities of long-term debt of $3.062 billion and $1.767 billion, respectively.

TIME WARNER CABLE INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS

OF OPERATIONS AND FINANCIAL CONDITION—(Continued)

See the 2013 Form 10-K for further details regarding the Company’s outstanding debt and other financing arrangements, including certain information about maturities, covenants and rating triggers related to such debt and financing arrangements. As of March 31, 2014, TWC was in compliance with the leverage ratio covenant of the Revolving Credit Facility, with a ratio of consolidated total debt as of March 31, 2014 to consolidated EBITDA for the twelve months ended March 31, 2014 of approximately 3.0 times. In accordance with the Revolving Credit Facility agreement, consolidated total debt as of March 31, 2014 was calculated as (a) total debt per the accompanying consolidated balance sheet less the TWCE unamortized fair value adjustment (discussed above) and the fair value of debt subject to interest rate swaps, less (b) total cash per the accompanying consolidated balance sheet in excess of $25 million. In accordance with the Revolving Credit Facility agreement, consolidated EBITDA for the twelve months ended March 31, 2014 was calculated as Operating Income plus depreciation, amortization and equity-based compensation expense.

CAUTION CONCERNING FORWARD-LOOKING STATEMENTS

This document contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, particularly statements anticipating future growth in revenue, Operating Income, cash provided by operating activities and other financial measures. Words such as “anticipates,” “estimates,” “expects,” “projects,” “intends,” “plans,” “believes” and words and terms of similar substance used in connection with any discussion of future operating or financial performance identify forward-looking statements. These forward-looking statements are included throughout this report and are based on management’s current expectations and beliefs about future events. As with any projection or forecast, they are subject to uncertainty and changes in circumstances.

The Company operates in a highly competitive, consumer and technology driven and rapidly changing business that is affected by government regulation and economic, strategic, political and social conditions. Various factors could adversely affect the operations, business or financial results of TWC in the future and cause TWC’s actual results to differ materially from those contained in the forward-looking statements, including those factors discussed in detail in Item 1A, “Risk Factors,” in the 2013 Form 10-K, and in TWC’s other filings made from time to time with the Securities and Exchange Commission (the “SEC”) after the date of this report. In addition, important factors that could cause the Company’s actual results to differ materially from those in its forward-looking statements include:

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

•	increased difficulty negotiating programming and retransmission agreements on favorable terms, resulting in increased costs to the Company and/or the loss of popular programming; and

•	changes in, or impediments to executing on, the Company’s plans, initiatives and strategies, including the proposed Comcast merger.

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

Changes in Internal Control Over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

TIME WARNER CABLE INC.

CONSOLIDATED BALANCE SHEET

(Unaudited)

	March 31,	December 31,
	2014	2013
	(in millions)
ASSETS
Current assets:
Cash and equivalents	$1,557	$525
Receivables, less allowances of $81 million and $77 million as of March 31, 2014 and December 31, 2013, respectively	836	954
Deferred income tax assets	326	334
Other current assets	395	331

Total current assets	3,114	2,144
Investments	64	56
Property, plant and equipment, net	15,077	15,056
Intangible assets subject to amortization, net	600	552
Intangible assets not subject to amortization	26,012	26,012
Goodwill	3,138	3,196
Other assets	1,148	1,257

Total assets	$49,153	$48,273

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$445	$565
Deferred revenue and subscriber-related liabilities	193	188
Accrued programming and content expense	907	869
Current maturities of long-term debt	3,062	1,767
Other current liabilities	1,792	1,837

Total current liabilities	6,399	5,226
Long-term debt	22,792	23,285
Deferred income tax liabilities, net	12,101	12,098
Other liabilities	763	717
Commitments and contingencies (Note 11)
TWC shareholders’ equity:
Common stock, $0.01 par value, 278.6 million and 277.9 million shares issued and outstanding as of March 31, 2014 and December 31, 2013, respectively	3	3
Additional paid-in capital	6,838	6,951
Retained earnings (accumulated deficit)	255	(55)
Accumulated other comprehensive income (loss), net	(2)	44

Total TWC shareholders’ equity	7,094	6,943
Noncontrolling interests	4	4

Total equity	7,098	6,947

Total liabilities and equity	$49,153	$48,273

See accompanying notes.

TIME WARNER CABLE INC.

CONSOLIDATED STATEMENT OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2014	2013
		(recast)
	(in millions, except per share data)
Revenue	$5,582	$5,475
Costs and expenses:
Programming and content	1,309	1,275
Sales and marketing	555	473
Technical operations	371	372
Customer care	205	197
Other operating	1,162	1,246
Depreciation	775	789
Amortization	33	32
Merger-related and restructuring costs	80	31

Total costs and expenses	4,490	4,415

Operating Income	1,092	1,060
Interest expense, net	(364)	(398)
Other income (expense), net	15	(1)

Income before income taxes	743	661
Income tax provision	(264)	(260)

Net income	479	401
Less: Net income attributable to noncontrolling interests	—	—

Net income attributable to TWC shareholders	$479	$401

Net income per common share attributable to TWC common shareholders:
Basic	$1.71	$1.35

Diluted	$1.70	$1.34

Average common shares outstanding:
Basic	277.8	295.1

Diluted	281.8	299.4

Cash dividends declared per share of common stock	$0.75	$0.65

See accompanying notes.

TIME WARNER CABLE INC.

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended March 31,
	2014	2013
	(in millions)
Net income	$479	$401
Change in accumulated unrealized losses on pension benefit obligation, net of income tax benefit (provision) of $0 and $(7) million in 2014 and 2013, respectively	(1)	12
Change in accumulated deferred gains (losses) on cash flow hedges, net of income tax benefit (provision) of $29 million and $(7) million in 2014 and 2013, respectively	(45)	11

Other comprehensive income (loss)	(46)	23

Comprehensive income	433	424
Less: Comprehensive income attributable to noncontrolling interests	—	—

Comprehensive income attributable to TWC shareholders	$433	$424

See accompanying notes.

TIME WARNER CABLE INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2014	2013
	(in millions)
OPERATING ACTIVITIES
Net income	$479	$401
Adjustments for noncash and nonoperating items:
Depreciation	775	789
Amortization	33	32
(Income) loss from equity-method investments, net of cash distributions	(7)	1
Deferred income taxes	40	113
Equity-based compensation expense	50	42
Excess tax benefit from equity-based compensation	(78)	(49)
Changes in operating assets and liabilities, net of acquisitions and dispositions:
Receivables	105	132
Accounts payable and other liabilities	64	(38)
Other changes	(64)	(29)

Cash provided by operating activities	1,397	1,394

INVESTING ACTIVITIES
Capital expenditures	(834)	(770)
Purchases of investments	(2)	(325)
Return of capital from investees	—	7
Proceeds from sale, maturity and collection of investments	18	—
Acquisition of intangible assets	(12)	(12)
Other investing activities	11	7

Cash used by investing activities	(819)	(1,093)

FINANCING ACTIVITIES
Short-term borrowings, net	1,544	—
Repayments of long-term debt	(750)	—
Repurchases of common stock	(259)	(660)
Dividends paid	(214)	(195)
Proceeds from exercise of stock options	79	54
Excess tax benefit from equity-based compensation	78	49
Taxes paid in cash in lieu of shares issued for equity-based compensation	(66)	(51)
Net collateral received on derivative financial instruments	43	—
Other financing activities	(1)	(9)

Cash provided (used) by financing activities	454	(812)

Increase (decrease) in cash and equivalents	1,032	(511)
Cash and equivalents at beginning of period	525	3,304

Cash and equivalents at end of period	$1,557	$2,793

See accompanying notes.

TIME WARNER CABLE INC.

CONSOLIDATED STATEMENT OF EQUITY

(Unaudited)

	TWC Shareholders’ Equity	Non- controlling Interests	Total Equity
	(in millions)
Balance as of December 31, 2012	$7,279	$4	$7,283
Net income	401	—	401
Other comprehensive income	23	—	23
Equity-based compensation expense	42	—	42
Repurchase and retirement of common stock	(660)	—	(660)
Cash dividend declared ($0.65 per common share)	(195)	—	(195)
Shares issued upon exercise of stock options	54	—	54
Taxes paid in lieu of shares issued for equity-based compensation	(51)	—	(51)
Excess tax benefit realized from equity-based compensation	48	—	48
Other changes	(3)	—	(3)

Balance as of March 31, 2013	$6,938	$4	$6,942

Balance as of December 31, 2013	$6,943	$4	$6,947
Net income	479	—	479
Other comprehensive loss	(46)	—	(46)
Equity-based compensation expense	50	—	50
Repurchase and retirement of common stock	(208)	—	(208)
Cash dividend declared ($0.75 per common share)	(213)	—	(213)
Shares issued upon exercise of stock options	79	—	79
Taxes paid in lieu of shares issued for equity-based compensation	(66)	—	(66)
Excess tax benefit realized from equity-based compensation	78	—	78
Other changes	(2)	—	(2)

Balance as of March 31, 2014	$7,094	$4	$7,098

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

On February 12, 2014, the Company entered into an Agreement and Plan of Merger with Comcast Corporation (“Comcast”) whereby the Company agreed to merge with and into a 100% owned subsidiary of Comcast. Refer to Note 2 for further details regarding the merger with Comcast.

Basis of Presentation

Changes in Basis of Presentation

Effective in the first quarter of 2014, the Company determined it has three reportable segments: Residential Services, Business Services and Other Operations. The Company’s reportable segments have been determined based on how management evaluates and manages the business. The Company has recast its financial information and disclosures for the prior period to reflect the segment disclosures as if the current presentation had been in effect throughout all periods presented. Refer to Note 10 for further information regarding the Company’s segment information.

Additionally, during the first quarter of 2014, the Company revised its categorization of operating costs and expenses to be consistent with how such costs and expenses are presented to management and to provide a more meaningful presentation. The Company has recast the consolidated financial statements, financial information and disclosures of operating costs and expenses for the prior period to reflect the new categorization, which had no impact on total operating costs and expenses, Operating Income or net income attributable to TWC shareholders for any period presented. The Company’s operating costs and expenses are presented in the following categories: (i) programming and content, (ii) sales and marketing, (iii) technical operations, (iv) customer care and (v) other operating costs.

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

TIME WARNER CABLE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Reclassifications

As discussed above, certain reclassifications have been made to the prior period financial information to conform to the current year presentation.

Interim Financial Statements

The consolidated financial statements are unaudited; however, in the opinion of management, they contain all the adjustments (consisting of those of a normal recurring nature) considered necessary to present fairly the financial position, results of operations and cash flows for the periods presented in conformity with GAAP applicable to interim periods. The consolidated financial statements should be read in conjunction with the audited consolidated financial statements of TWC included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

2.	RECENT DEVELOPMENTS

Comcast Merger

On February 12, 2014, the Company entered into an Agreement and Plan of Merger with Comcast whereby the Company agreed to merge with and into a 100% owned subsidiary of Comcast (the “Comcast merger”). Upon completion of the Comcast merger, all of the outstanding shares of the Company will be cancelled and each issued and outstanding share will be converted into the right to receive 2.875 shares of Class A common stock of Comcast. The Comcast merger, which is expected to close by the end of 2014, is subject to the approval of the Company’s and Comcast’s stockholders, regulatory approvals and certain other closing conditions. Charter Communications, Inc., which in January 2014 disclosed an unsolicited bid to acquire the Company, has indicated that it intends to solicit proxies from the Company’s stockholders in opposition to the Comcast merger.

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

Set forth below is a reconciliation of net income attributable to TWC common shareholders per basic and diluted common share (in millions, except per share data):

	Three Months Ended March 31,
	2014	2013
Net income attributable to TWC common shareholders	$475	$398
Net income allocated to participating securities(a)	4	3

Net income attributable to TWC shareholders	$479	$401

Weighted-average basic common shares outstanding	277.8	295.1
Dilutive effect of nonparticipating equity awards	2.1	1.9
Dilutive effect of participating equity awards(a)	1.9	2.4

Weighted-average diluted common shares outstanding	281.8	299.4

Net income per common share attributable to TWC common shareholders:
Basic	$1.71	$1.35

Diluted	$1.70	$1.34

(a)	The Company’s restricted stock units granted to employees and non-employee directors are considered participating securities with respect to regular quarterly cash dividends.

TIME WARNER CABLE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

4.	GOODWILL AND INDEFINITE-LIVED INTANGIBLE ASSETS

In the first quarter of 2014, in connection with the Company’s determination that it has three reportable segments, the Company performed an evaluation of its reporting units and concluded that the Company has three reporting units (Residential Services, Business Services and TWC Media). The Company reallocated its goodwill to the new reporting units based upon the relative fair value of each reporting unit as of January 1, 2014. The Company determined that the fair value of each of the reporting units was significantly in excess of the respective carrying value.

The estimated fair value of each reporting unit for purposes of re-allocating goodwill was performed using a combination of a discounted cash flows (“DCF”) analysis and a market-based approach, which utilized significant unobservable inputs (Level 3) within the fair value hierarchy. The inputs used in the DCF analysis included forecasted cash flows under the Company’s most recent long-range projections, discount rates that reflect the risks inherent in each reporting unit and terminal growth rates. The market-based approach imputed the value of the reporting units after considering trading multiples for other publicly traded cable companies, telecommunications providers, and advertisers that are similar to the Company’s reporting units.

In addition, the Company performed a quantitative impairment test of its cable franchise rights resulting in the conclusion that the fair value of these assets were significantly in excess of their carrying value. The quantitative impairment test for cable franchise rights was performed using a DCF analysis. The inputs used in the DCF analysis included forecasted cash flows under the Company’s most recent long-range projections attributable to the cable franchise rights and discount rates that reflect the risks inherent in the cable franchise rights.

5.	DERIVATIVE FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The fair values of assets and liabilities associated with the Company’s derivative financial instruments recorded in the consolidated balance sheet as of March 31, 2014 and December 31, 2013 consisted of the following (in millions):

	Assets		Liabilities
	March 31, 2014	December 31, 2013	March 31, 2014	December 31, 2013
Interest rate swaps(a)(b)	$116	$135	$40	$50
Cross-currency swaps(a)(c)	259	321	—	—
Equity award reimbursement obligation(d)	—	—	—	11

Total	$375	$456	$40	$61

(a)

The Company’s interest rate swap and cross-currency swap contracts with multiple counterparties are subject to contractual terms that provide for the net settlement of all such contracts with each counterparty, including cash collateral received or paid, through a single payment in the event of default on or termination of any one contract by either party. The fair values of the assets and liabilities associated with interest rate swaps and cross-currency swaps are presented on a gross basis in the consolidated balance sheet and are classified as current or noncurrent based on the maturity date of the respective contract.

(b)

Of the total amount of interest rate swap assets recorded as of March 31, 2014 and December 31, 2013, $10 million and $8 million, respectively, is recorded in other current assets in the consolidated balance sheet. The total amount of interest rate swap liabilities recorded as of March 31, 2014 and December 31, 2013 is recorded in other liabilities in the consolidated balance sheet.

(c)

The fair values of assets and liabilities associated with cross-currency swaps are recorded in other assets and other liabilities, respectively, in the consolidated balance sheet. The Company recognized cash collateral received on cross-currency swaps of $43 million as of March 31, 2014 (none as of December 31, 2013), which is recorded in other liabilities in the consolidated balance sheet.

(d)	The fair value of the equity award reimbursement obligation is recorded in other current liabilities in the consolidated balance sheet.

Fair Value Hedges

The Company uses interest rate swaps to manage interest rate risk by effectively converting fixed-rate debt into variable-rate debt. Under such contracts, the Company is entitled to receive semi-annual interest payments at fixed rates and is required to make semi-annual interest payments at variable rates, without exchange of the underlying principal amount. Such contracts are designated as fair value hedges. The Company recognized no gain or loss related to its interest rate swaps because the changes in the fair values of such instruments were completely offset by the changes in the fair values of the

TIME WARNER CABLE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

hedged fixed-rate debt. The fair value of interest rate swaps was determined using a DCF analysis based on the terms of the contract and expected forward interest rates, and incorporates the credit risk of the Company and each counterparty (a Level 2 fair value measurement). The following table summarizes the terms of the Company’s existing fixed to variable interest rate swaps as of March 31, 2014 and December 31, 2013:

	March 31, 2014	December 31, 2013
Maturities	2014-2019	2014-2019
Notional amount (in millions)	$7,100	$7,850
Weighted-average pay rate (variable based on LIBOR plus variable margins)	4.76%	4.89%
Weighted-average receive rate (fixed)	6.71%	6.86%

The notional amounts of interest rate instruments, as presented in the above table, are used to measure interest to be paid or received and do not represent the amount of exposure to credit loss.

Cash Flow Hedges

The Company uses cross-currency swaps to manage foreign exchange risk related to foreign currency denominated debt by effectively converting foreign currency denominated debt, including annual interest payments and the payment of principal at maturity, to U.S. dollar denominated debt. Such contracts are designated as cash flow hedges. The Company has entered into cross-currency swaps to effectively convert its £1.275 billion aggregate principal amount of fixed-rate British pound sterling denominated debt, including annual interest payments and the payment of principal at maturity, to fixed-rate U.S. dollar denominated debt. The cross-currency swaps have maturities of June 2031 and July 2042. The fair value of cross-currency swaps was determined using a DCF analysis based on expected forward interest and exchange rates, and incorporates the credit risk of the Company and each counterparty (a Level 2 fair value measurement). The following table summarizes the deferred gain (loss) activity related to cash flow hedges recognized in accumulated other comprehensive income (loss), net, and reclassified into other income (expense), net, for the three months ended March 31, 2014 and 2013 (in millions):

	Three Months Ended March 31,
	2014	2013
Deferred losses recognized:
Cross-currency swaps	$(62)	$(117)
Deferred (gains) losses reclassified into earnings:
Cross-currency swaps(a)	(12)	135

Total net deferred gains (losses) recognized	(74)	18
Income tax (provision) benefit	29	(7)

Total net deferred gains (losses) recognized, net of tax	$(45)	$11

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

Equity Award Reimbursement Obligation

Prior to 2007, some of TWC’s employees were granted options to purchase shares of Time Warner Inc. (“Time Warner”) common stock in connection with their past employment with subsidiaries and affiliates of Time Warner, including TWC. Upon the exercise of Time Warner stock options held by TWC employees, TWC is obligated to reimburse Time Warner for the excess of the market price of Time Warner common stock on the day of exercise over the option exercise price (the “intrinsic” value of the award). The Company records the equity award reimbursement obligation at fair value in other current liabilities in the consolidated balance sheet. The change in the equity award reimbursement obligation fluctuates primarily with the fair value and expected volatility of Time Warner common stock and changes in fair value are recorded in other income (expense), net, in the period of change. On March 12, 2014, all remaining outstanding Time Warner stock

TIME WARNER CABLE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

options held by TWC employees expired. As of March 31, 2014, the Company was obligated to reimburse Time Warner $6 million, which consists of the intrinsic value of awards exercised through March 12, 2014 for which payment has not yet been made. The Company no longer views this obligation as a derivative financial instrument valued using Level 3 fair value measurements as the $6 million remaining liability is fixed.

Changes in the fair value of the equity award reimbursement obligation, valued using significant unobservable inputs (Level 3), from January 1 through March 31 are presented below (in millions):

	2014	2013
Balance at beginning of period	$11	$19
(Gains) losses recognized in other income (expense), net	(1)	5
Payments to Time Warner for awards exercised	(4)	(7)
Transfer out of Level 3	(6)	—

Balance at end of period	$—	$17

Assets Measured at Fair Value on a Nonrecurring Basis

The Company’s assets measured at fair value on a nonrecurring basis include equity-method investments, long-lived assets, indefinite-lived intangible assets and goodwill. The Company reviews the carrying amounts of such assets whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable or at least annually as of July 1 for indefinite-lived intangible assets and goodwill. Any resulting asset impairment would require that the asset be reduced to its fair value. Refer to Note 4 for further details regarding the Company’s analysis of cable franchise rights and goodwill.

Fair Value of Other Financial Instruments

The Company’s other financial instruments not measured at fair value on a recurring basis include (a) cash and equivalents, receivables, accounts payable, accrued liabilities and borrowings under the Company’s commercial paper program, which are reflected at cost in the consolidated balance sheet, and (b) TWC senior notes and debentures and Time Warner Cable Enterprises LLC (“TWCE”) senior debentures (collectively, the “senior notes and debentures”) not subject to fair value hedge accounting, which are reflected at amortized cost in the consolidated balance sheet. With the exception of the senior notes and debentures, cost approximates fair value for these instruments due to their short-term nature. The carrying value and related estimated fair value of the senior notes and debentures was $24.260 billion and $27.601 billion, respectively, as of March 31, 2014 and $25.003 billion and $25.187 billion, respectively, as of December 31, 2013. Estimated fair values for the senior notes and debentures are determined by reference to the market value of the instrument as quoted on a national securities exchange or in an over-the-counter market (a Level 1 fair value measurement).

6.	TWC SHAREHOLDERS’ EQUITY

Changes in Common Stock

Changes in the Company’s common stock from January 1 through March 31 are presented below (in millions):

	2014	2013
Balance at beginning of period	277.9	297.7
Shares issued under the Company’s equity-based compensation plan	2.2	2.2
Shares repurchased and retired	(1.5)	(7.1)

Balance at end of period	278.6	292.8

Common Stock Repurchase Program

As a result of the Company’s entry into the merger agreement with Comcast, the Company’s $4.0 billion common stock repurchase program (the “Stock Repurchase Program”) was suspended on February 13, 2014. For the three months ended March 31, 2014, the Company repurchased 1.5 million shares of TWC common stock for $208 million. As of February 12, 2014, the Company had $2.723 billion remaining under the Stock Repurchase Program authorization.

TIME WARNER CABLE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Accumulated Other Comprehensive Income (Loss), Net

Changes in accumulated other comprehensive income (loss), net, included in TWC shareholders’ equity from January 1 through March 31 are presented below (in millions):

	2014	2013
Balance at beginning of period	$44	$(663)
Other comprehensive loss before reclassifications, net of tax	(39)	(70)
Amounts reclassified into earnings, net of tax	(7)	93

Other comprehensive income (loss), net of tax	(46)	23

Balance at end of period	$(2)	$(640)

The following table summarizes the changes in the components of accumulated other comprehensive income (loss), net, included in TWC shareholders’ equity from January 1 through March 31 (in millions):

	2014	2013
Unrealized losses on pension benefit obligation:
Balance at beginning of period	$(104)	$(708)
Amounts reclassified into earnings, net of tax:
Amortization of actuarial (gain) loss(a)	(1)	19
Income tax benefit	—	(7)

Amortization of actuarial (gain) loss, net of tax	(1)	12
Other comprehensive income (loss), net of tax	(1)	12

Balance at end of period	$(105)	$(696)

Deferred gains (losses) on cash flow hedges:
Balance at beginning of period	$149	$45
Other comprehensive loss before reclassifications, net of tax	(39)	(70)
Amounts reclassified into earnings, net of tax:
Effective portion of (gain) loss on cash flow hedges(b)	(12)	135
Income tax provision (benefit)	6	(54)

Effective portion of (gain) loss on cash flow hedges, net of tax	(6)	81
Other comprehensive income (loss), net of tax	(45)	11

Balance at end of period	$104	$56

Other changes:
Balance at beginning and end of period	$(1)	$—

(a)	Amounts are included in the computation of net periodic benefit costs as discussed further in Note 8.
(b)	Amounts are recorded in other income (expense), net, in the consolidated statement of operations as discussed further in Note 5.

7.	EQUITY-BASED COMPENSATION

TWC is authorized under the Company’s stock incentive plan (the “2011 Plan”) to grant restricted stock units (“RSUs”) and options to purchase shares of TWC common stock to its employees and non-employee directors. As of March 31, 2014, the 2011 Plan provides for the issuance of up to 20.0 million shares of TWC common stock, of which 8.8 million shares were available for grant.

TIME WARNER CABLE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Equity-based compensation expense recognized for the three months ended March 31, 2014 and 2013 was as follows (in millions):

	Three Months Ended March 31,
	2014	2013
Restricted stock units(a)	$43	$28
Stock options	7	14

Total equity-based compensation expense(a)	$50	$42

(a)	Amounts in 2014 include $9 million of equity-based compensation expense recognized in merger-related and restructuring costs in the consolidated statement of operations.

Restricted Stock Units

For the three months ended March 31, 2014, TWC granted 3.575 million RSUs at a weighted-average grant date fair value of $135.31 per RSU, which included 143,000 RSUs subject to performance-based vesting conditions (“PBUs”) at a weighted-average grant date fair value of $135.31 per PBU. For the three months ended March 31, 2013, TWC granted 1.160 million RSUs at a weighted-average grant date fair value of $86.77 per RSU, including 133,000 PBUs at a weighted-average grant date fair value of $86.76 per PBU. Total unrecognized compensation cost related to unvested RSUs as of March 31, 2014, without taking into account expected forfeitures, was $566 million, which the Company expects to recognize over a weighted-average period of 4.14 years.

As a result of the planned Comcast merger, the Company advanced the timing of its annual grants that would have been made in 2015 and 2016 into 2014. As a result, eligible employees were granted additional RSUs having a value equal to (and with vesting terms consistent with) those that these employees otherwise would have received in each of 2015 and 2016 (the “retention grants”), but without performance-based vesting conditions. Specifically, the retention grant corresponding to the 2015 annual grant will vest 50% in February of 2018 and 50% in February of 2019; the retention grant corresponding to the 2016 annual grant will vest 50% in February of 2019 and 50% in February of 2020, in each case subject to continued employment. Like the Company’s other equity awards, if a grantee’s employment is terminated without cause or for good reason within 24 months following the closing of the Comcast merger, the retention grants will vest in full. However, if the merger has not yet closed and the grantee’s employment is terminated prior to the date on which either retention grant would have normally been made (i.e., February 2015 or 2016, as appropriate), such retention grant will be forfeited. Employees who received retention grants will generally not be eligible for additional equity awards in 2015 or 2016. Consequently, absent the closing of the Comcast merger, both the employees and the Company would generally be in the same position they would have been in had the additional RSUs been granted in 2015 and 2016, rather than in 2014.

With the exception of the retention grants discussed above, RSUs, including PBUs, generally vest 50% on each of the third and fourth anniversary of the grant date, subject to continued employment and, in the case of PBUs, subject to the satisfaction and certification of the applicable performance conditions. RSUs generally provide for accelerated vesting upon the termination of the grantee’s employment after reaching a specified age and years of service or upon the termination of certain grantee’s employment within 24 months following the closing of the Comcast merger and, in the case of PBUs, subject to the satisfaction and certification of the applicable performance conditions. PBUs are subject to forfeiture if the applicable performance condition is not satisfied. RSUs awarded to non-employee directors are not subject to vesting or forfeiture restrictions and the shares underlying the RSUs will generally be issued in connection with a director’s termination of service as a director. Pursuant to the directors’ compensation program, certain directors with more than three years of service on the Board of Directors have elected an in-service vesting period for their RSU awards. Holders of RSUs are generally entitled to receive cash dividend equivalents or retained distributions related to regular cash dividends or other distributions, respectively, paid by TWC. In the case of PBUs, the receipt of the dividend equivalents is subject to the satisfaction and certification of the applicable performance conditions. Retained distributions are subject to the vesting requirements of the underlying RSUs. Upon the vesting of a RSU, shares of TWC common stock may be issued from authorized but unissued shares or from treasury stock, if any.

Stock Options

For the three months ended March 31, 2014, TWC granted no stock options. For the three months ended March 31, 2013, TWC granted 2.387 million stock options at a weighted-average grant date fair value of $15.40 per option, including

TIME WARNER CABLE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

283,000 stock options subject to performance-based vesting conditions (“PBOs”) at a weighted-average grant date fair value of $15.43 per PBO. Total unrecognized compensation cost related to unvested stock options as of March 31, 2014, without taking into account expected forfeitures, was $38 million, which the Company expects to recognize over a weighted-average period of 2.28 years.

Stock options, including PBOs, have exercise prices equal to the fair market value of TWC common stock at the date of grant. Generally, stock options vest ratably over a four-year vesting period and expire ten years from the date of grant, subject to continued employment and, in the case of PBOs, subject to the satisfaction and certification of the applicable performance condition. Certain stock option awards provide for accelerated vesting upon the termination of the grantee’s employment after reaching a specified age and years of service or upon the termination of certain grantee’s employment within 24 months following the closing of the Comcast merger and, in the case of PBOs, subject to the satisfaction and certification of the applicable performance conditions. PBOs are subject to forfeiture if the applicable performance condition is not satisfied. Upon the exercise of a stock option, shares of TWC common stock may be issued from authorized but unissued shares or from treasury stock, if any.

The table below presents the assumptions used to value stock options at their grant date for the three months ended March 31, 2013 and reflects the weighted average of all awards granted within the period:

Expected volatility	26.15%
Expected term to exercise from grant date (in years)	5.95
Risk-free rate	1.17%
Expected dividend yield	3.00%

8. PENSION COSTS

TWC sponsors the Time Warner Cable Pension Plan (the “TWC Pension Plan”) and the Time Warner Cable Union Pension Plan (the “Union Pension Plan” and, together with the TWC Pension Plan, the “qualified pension plans”), both qualified defined benefit pension plans, that together provide pension benefits to a majority of the Company’s employees. TWC also provides a nonqualified defined benefit pension plan for certain employees (the “nonqualified pension plan” and, together with the qualified pension plans, the “pension plans”). Pension benefits are based on formulas that reflect the employees’ years of service and compensation during their employment period. TWC uses a December 31 measurement date for its pension plans. The components of net periodic benefit costs for the three months ended March 31, 2014 and 2013 is as follows (in millions):

	Three Months Ended March 31,
	2014	2013
Service cost	$43	$53
Interest cost	36	35
Expected return on plan assets	(58)	(53)
Amounts amortized	(1)	19

Net periodic benefit costs	$20	$54

The Company made no cash contributions to the qualified pension plans during the three months ended March 31, 2014, and does not expect to make any discretionary cash contributions to the qualified pension plans during the remainder of 2014. For the nonqualified pension plan, the Company will continue to make contributions during the remainder of 2014 to the extent benefits are paid.

TIME WARNER CABLE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

9. MERGER-RELATED AND RESTRUCTURING COSTS

Merger-related and restructuring costs for the three months ended March 31, 2014 and 2013 consisted of (in millions):

	Three Months Ended March 31,
	2014	2013
Merger-related costs	$63	$2
Restructuring costs	17	29

Total merger-related and restructuring costs	$80	$31

Merger-related Costs

For the three months ended March 31, 2014, the Company incurred merger-related costs of $63 million, which consisted of $29 million of employee retention costs and $33 million of advisory and legal fees incurred in connection with the Comcast merger as well as $1 million incurred in connection with the acquisition of DukeNet Communications, LLC. For the three months ended March 31, 2013, the Company incurred merger-related costs of $2 million in connection with the acquisition of Insight Communications Company, Inc. The Company expects to incur additional merger-related costs during 2014 in connection with the Comcast merger. Changes in the Company’s accruals for merger-related costs are presented below (in millions):

	Employee Costs	Other Costs	Total
Remaining liability as of December 31, 2012	$7	$7	$14
Costs incurred	—	13	13
Cash paid(a)	(4)	(17)	(21)

Remaining liability as of December 31, 2013	3	3	6
Costs incurred	21	33	54
Cash paid	(3)	(21)	(24)

Remaining liability as of March 31, 2014(b)	$21	$15	$36

(a)	Of the total cash paid in 2013, $6 million was paid during the three months ended March 31, 2013.
(b)	The remaining $36 million liability as of March 31, 2014 is classified as a current liability in the consolidated balance sheet.

In addition to the cash settled liabilities shown in the table above, the Company also issued retention RSUs, as discussed in Note 7, which resulted in additional merger-related costs of $9 million.

Restructuring Costs

For the three months ended March 31, 2014 and 2013, the Company incurred restructuring costs of $17 million and $29 million, respectively, primarily related to employee terminations and other exit costs. The Company expects to incur additional restructuring costs during 2014 primarily related to employee terminations in connection with initiatives intended to improve operating efficiency. Changes in the Company’s restructuring reserves are presented below (in millions):

	Employee Termination Costs	Other Exit Costs	Total
Remaining liability as of December 31, 2012	$24	$3	$27
Costs incurred	88	18	106
Cash paid(a)	(73)	(17)	(90)

Remaining liability as of December 31, 2013	39	4	43
Costs incurred	10	7	17
Cash paid	(24)	(10)	(34)

Remaining liability as of March 31, 2014(b)	$25	$1	$26

(a)	Of the total cash paid in 2013, $23 million was paid during the three months ended March 31, 2013.
(b)

Of the remaining liability as of March 31, 2014, $23 million is classified as a current liability, with the remaining amount classified as a noncurrent liability in the consolidated balance sheet. Amounts are expected to be paid through March 2018.

TIME WARNER CABLE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

10.	SEGMENT INFORMATION

Effective in the first quarter of 2014, the Company determined it has three reportable segments, which have been determined based on how management evaluates and manages the business. The Company has recast its financial information and disclosures for the prior period to reflect the segment disclosures as if the current presentation had been in effect throughout all periods presented.

The Company classifies its operations into the following reportable segments:

—

Residential Services, which principally consists of video, high-speed data and voice services provided to residential customers as well as other residential services, including home automation and monitoring.

—

Business Services, which principally consists of data, video and voice services provided to business customers as well as other business services, including enterprise-class, cloud-enabled hosting, managed applications and services.

—

Other Operations, which principally consists of (i) Time Warner Cable Media (“TWC Media”), the advertising arm of TWC, (ii) TWC-owned and/or operated regional sports networks (“RSNs”) and local sports, news and lifestyle channels (e.g., Time Warner Cable News NY1) and (iii) other operating revenues and costs, including those derived from the Advance/Newhouse Partnership and home shopping network-related services. The business units reflected in the Other Operations segment individually do not meet the thresholds to be reported as separate reportable segments.

In addition to the above reportable segments, the Company has shared functions (referred to as “Shared Functions”) that include activities not attributable to a specific reportable segment. Shared Functions consists of operating costs and expenses associated with broad “corporate” functions (e.g., accounting and finance, information technology, executive management, legal and human resources) or functions supporting more than one reportable segment that are centrally managed (e.g., facilities, network operations, vehicles and procurement) as well as other activities not attributable to a reportable segment. As such, the reportable segment results reflect how management views such segments in assessing financial performance and allocating resources and are not necessarily indicative of the results of operations that each segment would have achieved had they operated as stand-alone entities during the periods presented.

In evaluating the profitability of the Company’s segments, the components of net income (loss) below OIBDA, as defined below, are not separately evaluated by management at the segment level. Due to the nature of the Company’s operations, a majority of its assets, including its distribution systems, are utilized across the Company’s operations and are not segregated by segment. In addition, segment assets are not reported to, or used by, management to allocate resources or assess the performance of the Company’s segments. Accordingly, the Company has not disclosed asset information by segment.

Segment information for the three months ended March 31, 2014 and 2013 is as follows (in millions):

	Three Months Ended March 31, 2014
	Residential Services Segment	Business Services Segment	Other Operations Segment	Shared Functions	Intersegment Eliminations	Total Consolidated
Revenue(a)	$4,568	$668	$400	$—	$(54)	$5,582
Operating costs and expenses	(2,436)	(266)	(227)	(727)	54	(3,602)
Merger-related and restructuring costs	—	—	—	(80)	—	(80)

OIBDA	$2,132	$402	$173	$(807)	$—	1,900

Depreciation						(775)
Amortization						(33)

Operating Income						$1,092

TIME WARNER CABLE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

	Three Months Ended March 31, 2013
	Residential Services Segment	Business Services Segment	Other Operations Segment	Shared Functions	Intersegment Eliminations	Total Consolidated
Revenue(a)	$4,611	$537	$377	$—	$(50)	$5,475
Operating costs and expenses	(2,440)	(225)	(212)	(736)	50	(3,563)
Merger-related and restructuring costs	—	—	—	(31)	—	(31)

OIBDA	$2,171	$312	$165	$(767)	$—	1,881

Depreciation						(789)
Amortization						(32)

Operating Income						$1,060

(a)	Revenue derived from outside the U.S. was insignificant in all periods presented. No single customer accounted for a significant amount of revenue in any period presented.

Intersegment Eliminations relates to the programming provided to the Residential Services and Business Services segments by the Company’s RSNs and local sports, news and lifestyle channels. These services are reflected as programming expense for the Residential Services and Business Services segments and as revenue for the Other Operations segment.

Intersegment revenue for the three months ended March 31, 2014 and 2013 consisted of the following (in millions):

	Three Months Ended March 31,
	2014	2013
Residential Services	$—	$—
Business Services	—	—
Other Operations	54	50

Total intersegment revenue	$54	$50

TIME WARNER CABLE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The Company’s revenue for the three months ended March 31, 2014 and 2013 was derived from the following sources (in millions):

	Three Months Ended March 31,
	2014	2013
Residential Services revenue:
Video	$2,495	$2,671
High-speed data	1,558	1,406
Voice	496	519
Other	19	15

Total Residential Services revenue	4,568	4,611
Business Services revenue:
Video	89	84
High-speed data	306	256
Voice	118	96
Wholesale transport	101	55
Other	54	46

Total Business Services revenue	668	537
Other Operations revenue:
Advertising	247	228
Other	153	149

Total Other Operations revenue	400	377
Intersegment eliminations	(54)	(50)

Total revenue	$5,582	$5,475

Use of OIBDA

Management uses Operating Income before Depreciation and Amortization (“OIBDA”), among other measures, in evaluating the segment’s performance because it eliminates the effects of (i) considerable amounts of noncash depreciation and amortization and (ii) items not within the control of the Company’s operations managers (such as income tax provision, other income (expense), net, and interest expense, net). Management also uses this measure to evaluate the Company’s consolidated operating performance and to allocate resources and capital to the segments. Performance measures derived from OIBDA are also used in the Company’s annual incentive compensation programs. In addition, this measure is commonly used by analysts, investors and others in evaluating the Company’s performance.

This measure has inherent limitations. For example, OIBDA does not reflect capital expenditures or the periodic costs of certain capitalized assets used in generating revenue. To compensate for such limitations, management evaluates the Company’s consolidated performance through, among other measures, various cash flow measures, which reflect capital expenditure decisions, and net income attributable to TWC shareholders, which reflects the periodic costs of capitalized assets. OIBDA also fails to reflect the significant costs borne by the Company for income taxes and debt servicing costs, the results of the Company’s equity investments and other non-operational income or expense. Management compensates for these limitations by using other analytics such as a review of net income attributable to TWC shareholders.

This non-GAAP measure should be considered in addition to, not as a substitute for, the Company’s Operating Income and net income attributable to TWC shareholders, as well as other measures of financial performance reported in accordance with GAAP, and may not be comparable to similarly titled measures used by other companies.

11.	COMMITMENTS AND CONTINGENCIES

Legal Proceedings

Following the announcement of the Comcast merger on February 13, 2014, eight putative class action complaints challenging the merger were filed on behalf of purported TWC stockholders, seven in the Supreme Court of the State of New York, County of New York and one in the Court of Chancery of the State of Delaware. These complaints were captioned: Barrett v. Time Warner Cable

TIME WARNER CABLE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Inc., et al. (N.Y. Sup. Ct.); Karl Graulich IRA v. Marcus, et al. (N.Y. Sup. Ct.); Wedeking v. Time Warner Cable Inc., et al. (N.Y. Sup. Ct.); Lassoff v. Time Warner Cable Inc., et al. (N.Y. Sup. Ct.); Thomas v. Marcus, et al. (N.Y. Sup. Ct.); Tangarone v. Time Warner Cable Inc. (N.Y. Sup. Ct.); Louisiana Municipal Police Employees’ Retirement System v. Black, et al. (Del. Ch.); and Empire State Supply Corp. v. Time Warner Cable Inc., et al. (N.Y. Sup. Ct.). On March 25, 2014, the plaintiffs voluntarily discontinued Tangarone v. Time Warner Cable Inc. in the Supreme Court of New York and re-filed the action in the Court of Chancery of the State of Delaware under the caption Tangarone v. Time Warner Cable Inc. (Del. Ch.). Likewise, on March 26, 2014, the plaintiffs in Empire State Supply Corp. v. Time Warner Cable Inc., et al. voluntarily discontinued the action in the Supreme Court of New York, and re-filed the action on March 27, 2014 in the Court of Chancery of the State of Delaware under the caption Empire State Supply Corp. v. Time Warner Cable Inc., et al. (Del. Ch.). On March 28, 2014, the plaintiffs in Louisiana Municipal Police Employees’ Retirement System v. Black, et al. (Del. Ch.) filed an amended complaint. On April 3, 2014, the plaintiffs in Barrett, et al. v. Time Warner Cable Inc., et al. (N.Y. Sup. Ct.) filed a consolidated amended complaint, and on April 15, 2014, the five remaining New York actions were consolidated under the caption Barrett, et al. v. Time Warner Cable Inc., et al. (N.Y. Sup. Ct.). These complaints name as defendants the Company, the members of the Company’s Board of Directors, Comcast and Tango Acquisition Sub, Inc. (“Merger Sub”). The complaints assert that the members of the Company’s Board of Directors breached their fiduciary duties to the Company’s stockholders during the Comcast merger negotiations and by entering into the Comcast merger agreement and approving the Comcast merger, and that Comcast and Merger Sub aided and abetted such breaches of fiduciary duties. The complaints also allege that the Company and its Board of Directors failed to disclose in the registration statement related to the Comcast merger material facts relating to the merger. The complaints seek, among other relief, injunctive relief enjoining the shareholder vote on the Comcast merger and the Comcast merger, unspecified declaratory and equitable relief, compensatory damages in an unspecified amount, and costs and fees. The Company intends to defend against these lawsuits vigorously, but is unable to predict the outcome of these lawsuits or reasonably estimate a range of possible loss.

On December 11, 2013, Constellation Technologies LLC, a wholly owned subsidiary of Rockstar Consortium US LP (“Rockstar”), filed a complaint in the U.S. District Court for the Eastern District of Texas alleging that the Company and its subsidiary, TWCE, infringe six patents purportedly relating to the Company’s use of various technologies, including switched digital technology for video delivery, Multiprotocol Label Switching (“MPLS”) networks and data routing techniques, Ethernet passive optical networks and IP Multimedia Subsystem (“IMS”) protocols to provide video, high-speed data and voice services. Rockstar acquired these patents and others from Nortel Networks Limited, a wholly owned subsidiary of Nortel Networks Corporation, in 2011. The plaintiff is seeking unspecified monetary damages. On January 3, 2014, the plaintiff filed an Amended Complaint, and on February 7, 2014, the Company moved to dismiss certain allegations in the Amended Complaint. The Company intends to defend against this lawsuit vigorously, but is unable to predict the outcome of this lawsuit or reasonably estimate a range of possible loss.

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

TIME WARNER CABLE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

Other Matters

The California Attorney General and the Alameda County, California District Attorney are investigating whether certain of the Company’s waste disposal policies, procedures and practices are in violation of the California Business and Professions Code and the California Health and Safety Code. These entities are seeking injunctive relief, civil penalties and attorneys’ fees. While the Company is unable to predict the outcome of this investigation, it does not believe that the outcome will have a material effect on its results of operations, financial condition or cash flows.

In March 2003, the interests in cable networks and filmed entertainment held by Time Warner Entertainment Company, L.P. (“TWE”) were transferred to Time Warner and all of Time Warner’s interests in cable systems were transferred to the Company (the “TWE Restructuring”). As part of the TWE Restructuring, Time Warner agreed to indemnify the Company from and against any and all liabilities relating to, arising out of or resulting from specified litigation matters brought against the TWE non-cable businesses. Although Time Warner has agreed to indemnify the Company against such liabilities, TWE remains a named party in certain litigation matters. In connection with an internal reorganization on September 30, 2012, TWE merged with and into TWCE, with TWCE as the surviving entity.

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

12.	ADDITIONAL FINANCIAL INFORMATION

Other Current Assets

Other current assets as of March 31, 2014 and December 31, 2013 consisted of the following (in millions):

	March 31, 2014	December 31, 2013
Prepaid income taxes	$70	$142
Other prepaid expenses	290	155
Other current assets	35	34

Total other current assets	$395	$331

TIME WARNER CABLE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Other Current Liabilities

Other current liabilities as of March 31, 2014 and December 31, 2013 consisted of the following (in millions):

	March 31, 2014	December 31, 2013
Accrued interest	$487	$529
Accrued compensation and benefits	349	394
Accrued insurance	190	185
Accrued sales and other taxes	175	132
Accrued franchise fees	131	155
Other accrued expenses	460	442

Total other current liabilities	$1,792	$1,837

Interest Expense, Net

Interest expense, net, for the three months ended March 31, 2014 and 2013 consisted of the following (in millions):

	Three Months Ended March 31,
	2014	2013
Interest expense	$(364)	$(400)
Interest income	—	2

Interest expense, net	$(364)	$(398)

Other Income (Expense), Net

Other income (expense), net, for the three months ended March 31, 2014 and 2013 consisted of the following (in millions):

	Three Months Ended March 31,
	2014	2013
Income from equity-method investments, net	$14	$5
Gain (loss) on equity award reimbursement obligation to Time Warner	1	(5)
Other	—	(1)

Other income (expense), net	$15	$(1)

Related Party Transactions

The Company’s transactions with related parties (i.e., equity-method investees) for the three months ended March 31, 2014 and 2013 consisted of the following (in millions):

	Three Months Ended March 31,
	2014	2013
Revenue	$1	$1

Costs and expenses:
Programming and content	$(45)	$(41)
Other operating	(6)	(6)

Total	$(51)	$(47)

TIME WARNER CABLE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Supplemental Cash Flow Information

Additional financial information with respect to cash (payments) and receipts for the three months ended March 31, 2014 and 2013 is as follows (in millions):

	Three Months Ended March 31,
	2014	2013
Cash paid for interest	$(439)	$(496)
Interest income received(a)	24	39

Cash paid for interest, net	$(415)	$(457)

Cash paid for income taxes	$(1)	$(18)
Cash refunds of income taxes	3	1

Cash (paid for) refunds of income taxes, net	$2	$(17)

(a)	Interest income received includes amounts received under interest rate swap contracts.

The consolidated statement of cash flows for the three months ended March 31, 2013 includes purchases of short-term investments in U.S. Treasury securities of $325 million (included in purchases of investments).

The consolidated statement of cash flows for the three months ended March 31, 2013 does not reflect $33 million of common stock repurchases that were included in other current liabilities as of March 31, 2013 for which payment was made in April 2013.

13.	CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

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

Basis of Presentation

As discussed in Note 1, during the first quarter of 2014, the Company revised its categorization of operating costs and expenses to be consistent with how such costs and expenses are presented to management and to provide a more meaningful presentation. As such, the Company has recast operating costs and expenses in the consolidating statement of operations for the prior period to reflect the new categorization. Refer to Note 1 for further details.

On November 1, 2013, the Company completed the second phase of an internal reorganization to simplify its organizational structure. As part of this phase of the reorganization, on November 1, 2013, TW NY Cable Holding Inc. merged with and into the Parent Company, with the Parent Company as the surviving entity, and TWC Internet Holdings II merged with and into TWCE, with TWCE as the surviving entity and a direct 100% owned subsidiary of the Parent Company. As a result of this phase of the reorganization, the presentation of the condensed consolidating statement of operations, comprehensive income and cash flows for the prior period has been recast to reflect TWCE as the sole subsidiary guarantor of debt securities issued by the Parent Company.

TIME WARNER CABLE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

In presenting the condensed consolidating financial statements, the equity method of accounting has been applied to (i) the Parent Company’s interests in the Guarantor Subsidiary and the Non-Guarantor Subsidiaries and (ii) the Guarantor Subsidiary’s interests in the Non-Guarantor Subsidiaries, where applicable, even though all such subsidiaries meet the requirements to be consolidated under GAAP. All intercompany balances and transactions between the Parent Company, the Guarantor Subsidiary and the Non-Guarantor Subsidiaries have been eliminated, as shown in the column “Eliminations.” All assets and liabilities have been allocated to the Parent Company, the Guarantor Subsidiary and the Non-Guarantor Subsidiaries generally based on legal entity ownership. Certain administrative costs have been allocated to the Parent Company, the Guarantor Subsidiary and the Non-Guarantor Subsidiaries based on revenue recorded at the respective entity. Beginning December 1, 2013, the Parent Company began allocating 100% of its third-party interest expense, net of interest income received from intercompany loans, to the Guarantor Subsidiary. Prior to December 1, 2013, a portion of the interest expense incurred by the Parent Company was allocated to the Guarantor Subsidiary and the Non-Guarantor Subsidiaries based on revenue recorded at the respective entity. The income tax provision has been presented based on each subsidiary’s legal entity activity including income tax benefits related to allocated administrative costs and interest expense. Deferred income taxes have been presented based upon the temporary differences between the carrying amounts of the respective assets and liabilities of the applicable entities.

TIME WARNER CABLE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The Company’s condensed consolidating financial information as of March 31, 2014 and December 31, 2013 and for the three months ended March 31, 2014 and 2013 is as follows (in millions):

Condensed Consolidating Balance Sheet as of March 31, 2014

	Parent Company	Guarantor Subsidiary	Non- Guarantor Subsidiaries	Eliminations	TWC Consolidated
ASSETS
Current assets:
Cash and equivalents	$1,346	$—	$211	$—	$1,557
Receivables, net	52	1	783	—	836
Receivables from affiliated parties	213	—	27	(240)	—
Deferred income tax assets	17	—	313	(4)	326
Other current assets	49	46	300	—	395

Total current assets	1,677	47	1,634	(244)	3,114
Investments in and amounts due from consolidated subsidiaries	43,004	44,014	7,641	(94,659)	—
Investments	—	51	13	—	64
Property, plant and equipment, net	—	29	15,048	—	15,077
Intangible assets subject to amortization, net	—	6	594	—	600
Intangible assets not subject to amortization	—	—	26,012	—	26,012
Goodwill	—	—	3,138	—	3,138
Other assets	1,060	—	88	—	1,148

Total assets	$45,741	$44,147	$54,168	$(94,903)	$49,153

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$—	$—	$445	$—	$445
Deferred revenue and subscriber-related liabilities	—	—	193	—	193
Payables to affiliated parties	27	210	3	(240)	—
Accrued programming and content expense	—	—	907	—	907
Current maturities of long-term debt	3,053	—	9	—	3,062
Other current liabilities	644	30	1,122	(4)	1,792

Total current liabilities	3,724	240	2,679	(244)	6,399
Long-term debt	20,687	2,064	41	—	22,792
Deferred income tax liabilities, net	324	137	11,640	—	12,101
Long-term payables to affiliated parties	7,641	14,702	—	(22,343)	—
Other liabilities	178	91	494	—	763
TWC shareholders’ equity:
Due to (from) TWC and subsidiaries	6,093	698	(6,791)	—	—
Other TWC shareholders’ equity	7,094	26,215	46,101	(72,316)	7,094

Total TWC shareholders’ equity	13,187	26,913	39,310	(72,316)	7,094
Noncontrolling interests	—	—	4	—	4

Total equity	13,187	26,913	39,314	(72,316)	7,098

Total liabilities and equity	$45,741	$44,147	$54,168	$(94,903)	$49,153

TIME WARNER CABLE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Condensed Consolidating Balance Sheet as of December 31, 2013

	Parent Company	Guarantor Subsidiary	Non- Guarantor Subsidiaries	Eliminations	TWC Consolidated
ASSETS
Current assets:
Cash and equivalents	$316	$—	$209	$—	$525
Receivables, net	63	1	890	—	954
Receivables from affiliated parties	158	—	28	(186)	—
Deferred income tax assets	5	9	320	—	334
Other current assets	120	42	169	—	331

Total current assets	662	52	1,616	(186)	2,144
Investments in and amounts due from consolidated subsidiaries	42,492	43,285	7,641	(93,418)	—
Investments	—	43	13	—	56
Property, plant and equipment, net	—	30	15,026	—	15,056
Intangible assets subject to amortization, net	—	6	546	—	552
Intangible assets not subject to amortization	—	—	26,012	—	26,012
Goodwill	—	—	3,196	—	3,196
Other assets	1,165	—	92	—	1,257

Total assets	$44,319	$43,416	$54,142	$(93,604)	$48,273

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$—	$—	$565	$—	$565
Deferred revenue and subscriber-related liabilities	—	—	188	—	188
Payables to affiliated parties	28	155	3	(186)	—
Accrued programming and content expense	—	—	869	—	869
Current maturities of long-term debt	1,758	—	9	—	1,767
Other current liabilities	591	67	1,179	—	1,837

Total current liabilities	2,377	222	2,813	(186)	5,226
Long-term debt	21,179	2,065	41	—	23,285
Deferred income tax liabilities, net	359	161	11,578	—	12,098
Long-term payables to affiliated parties	7,641	14,702	—	(22,343)	—
Other liabilities	140	89	488	—	717
TWC shareholders’ equity:
Due to (from) TWC and subsidiaries	5,680	453	(6,133)	—	—
Other TWC shareholders’ equity	6,943	25,724	45,351	(71,075)	6,943

Total TWC shareholders’ equity	12,623	26,177	39,218	(71,075)	6,943
Noncontrolling interests	—	—	4	—	4

Total equity	12,623	26,177	39,222	(71,075)	6,947

Total liabilities and equity	$44,319	$43,416	$54,142	$(93,604)	$48,273

TIME WARNER CABLE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Condensed Consolidating Statement of Operations for the Three Months Ended March 31, 2014

	Parent Company	Guarantor Subsidiary	Non- Guarantor Subsidiaries	Eliminations	TWC Consolidated
Revenue	$—	$—	$5,582	$—	$5,582
Costs and expenses:
Programming and content	—	—	1,309	—	1,309
Sales and marketing	—	—	555	—	555
Technical operations	—	—	371	—	371
Customer care	—	—	205	—	205
Other operating	—	—	1,162	—	1,162
Depreciation	—	—	775	—	775
Amortization	—	—	33	—	33
Merger-related and restructuring costs	33	—	47	—	80

Total costs and expenses	33	—	4,457	—	4,490

Operating Income (Loss)	(33)	—	1,125	—	1,092
Equity in pretax income of consolidated subsidiaries	824	1,152	—	(1,976)	—
Interest income (expense), net	(48)	(366)	50	—	(364)
Other income, net	—	5	10	—	15

Income before income taxes	743	791	1,185	(1,976)	743
Income tax provision	(264)	(284)	(295)	579	(264)

Net income	479	507	890	(1,397)	479
Less: Net income attributable to noncontrolling interests	—	—	—	—	—

Net income attributable to TWC shareholders	$479	$507	$890	$(1,397)	$479

Condensed Consolidating Statement of Comprehensive Income for the Three Months Ended March 31, 2014

	Parent Company	Guarantor Subsidiary	Non- Guarantor Subsidiaries	Eliminations	TWC Consolidated
Net income	$479	$507	$890	$(1,397)	$479
Change in accumulated unrealized losses on pension benefit obligation, net of tax	(1)	—	—	—	(1)
Change in accumulated deferred gains (losses) on cash flow hedges, net of tax	(45)	—	—	—	(45)

Other comprehensive loss	(46)	—	—	—	(46)

Comprehensive income	433	507	890	(1,397)	433
Less: Comprehensive income attributable to noncontrolling interests	—	—	—	—	—

Comprehensive income attributable to TWC shareholders	$433	$507	$890	$(1,397)	$433

TIME WARNER CABLE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Condensed Consolidating Statement of Operations for the Three Months Ended March 31, 2013

	Parent Company	Guarantor Subsidiary	Non- Guarantor Subsidiaries	Eliminations	TWC Consolidated
	(recast)
Revenue	$—	$—	$5,475	$—	$5,475
Costs and expenses:
Programming and content	—	—	1,275	—	1,275
Sales and marketing	—	—	473	—	473
Technical operations	—	—	372	—	372
Customer care	—	—	197	—	197
Other operating	—	—	1,246	—	1,246
Depreciation	—	—	789	—	789
Amortization	—	—	32	—	32
Merger-related and restructuring costs	—	—	31	—	31

Total costs and expenses	—	—	4,415	—	4,415

Operating Income	—	—	1,060	—	1,060
Equity in pretax income of consolidated subsidiaries	740	769	—	(1,509)	—
Interest expense, net	(80)	(37)	(281)	—	(398)
Other income (expense), net	1	(3)	1	—	(1)

Income before income taxes	661	729	780	(1,509)	661
Income tax provision	(260)	(287)	(194)	481	(260)

Net income	401	442	586	(1,028)	401
Less: Net income attributable to noncontrolling interests	—	—	—	—	—

Net income attributable to TWC shareholders	$401	$442	$586	$(1,028)	$401

Condensed Consolidating Statement of Comprehensive Income for the Three Months Ended March 31, 2013

	Parent Company	Guarantor Subsidiary	Non- Guarantor Subsidiaries	Eliminations	TWC Consolidated
	(recast)
Net income	$401	$442	$586	$(1,028)	$401
Change in accumulated unrealized losses on pension benefit obligation, net of tax	12	—	—	—	12
Change in accumulated deferred gains (losses) on cash flow hedges, net of tax	11	—	—	—	11

Other comprehensive income	23	—	—	—	23

Comprehensive income	424	442	586	(1,028)	424
Less: Comprehensive income attributable to noncontrolling interests	—	—	—	—	—

Comprehensive income attributable to TWC shareholders	$424	$442	$586	$(1,028)	$424

TIME WARNER CABLE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Condensed Consolidating Statement of Cash Flows for the Three Months Ended March 31, 2014

	Parent Company	Guarantor Subsidiary	Non- Guarantor Subsidiaries	Eliminations	TWC Consolidated
Cash provided (used) by operating activities	$73	$(362)	$1,686	$—	$1,397

INVESTING ACTIVITIES
Capital expenditures	—	—	(834)	—	(834)
Purchases of investments	—	(2)	—	—	(2)
Proceeds from sale, maturity and collection of investments	18	—	—	—	18
Acquisition of intangible assets	—	—	(12)	—	(12)
Other investing activities	—	—	11	—	11

Cash provided (used) by investing activities	18	(2)	(835)	—	(819)

FINANCING ACTIVITIES
Short-term borrowings, net	1,544	—	—	—	1,544
Repayments of long-term debt	(750)	—	—	—	(750)
Repurchases of common stock	(259)	—	—	—	(259)
Dividends paid	(214)	—	—	—	(214)
Proceeds from exercise of stock options	79	—	—	—	79
Excess tax benefit from equity-based compensation	78	—	—	—	78
Taxes paid in cash in lieu of shares issued for equity-based compensation	—	—	(66)	—	(66)
Net collateral received on derivative financial instruments	43	—	—	—	43
Net change in investments in and amounts due from consolidated subsidiaries	419	364	(783)	—	—
Other financing activities	(1)	—	—	—	(1)

Cash provided (used) by financing activities	939	364	(849)	—	454

Increase in cash and equivalents	1,030	—	2	—	1,032
Cash and equivalents at beginning of period	316	—	209	—	525

Cash and equivalents at end of period	$1,346	$—	$211	$—	$1,557

TIME WARNER CABLE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Condensed Consolidating Statement of Cash Flows for the Three Months Ended March 31, 2013

	Parent Company	Guarantor Subsidiary	Non- Guarantor Subsidiaries	Eliminations	TWC Consolidated
	(recast)
Cash provided (used) by operating activities	$57	$(175)	$1,512	$—	$1,394

INVESTING ACTIVITIES
Capital expenditures	—	—	(770)	—	(770)
Purchases of investments	(325)	—	—	—	(325)
Return of capital from investees	—	7	—	—	7
Acquisition of intangible assets	—	—	(12)	—	(12)
Other investing activities	—	—	7	—	7

Cash provided (used) by investing activities	(325)	7	(775)	—	(1,093)

FINANCING ACTIVITIES
Repurchases of common stock	(660)	—	—	—	(660)
Dividends paid	(195)	—	—	—	(195)
Proceeds from exercise of stock options	54	—	—	—	54
Excess tax benefit from equity-based compensation	49	—	—	—	49
Taxes paid in cash in lieu of shares issued for equity-based compensation	—	—	(51)	—	(51)
Net change in investments in and amounts due from consolidated subsidiaries	1,310	168	(1,478)	—	—
Other financing activities	(9)	—	—	—	(9)

Cash provided (used) by financing activities	549	168	(1,529)	—	(812)

Increase (decrease) in cash and equivalents	281	—	(792)	—	(511)
Cash and equivalents at beginning of period	2,174	—	1,130	—	3,304

Cash and equivalents at end of period	$2,455	$—	$338	$—	$2,793

Part II. Other Information

Item 1. Legal Proceedings.

The information set forth under Note 11 to the accompanying consolidated financial statements included in this Quarterly Report on Form 10-Q is incorporated herein by reference.

Item 1A. Risk Factors.

There have been no material changes in the Company’s risk factors from those disclosed in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

The following table provides information about the Company’s purchases of equity securities registered by the Company pursuant to Section 12 of the Securities Exchange Act of 1934, as amended, during the quarter ended March 31, 2014.

	Total Number of Shares Purchased	Average Price Paid Per Share(a)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(b)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(c)
January 1, 2014 - January 31, 2014	1,251,822	$134.16	1,251,822	$2,763,064,974
February 1, 2014 - February 28, 2014	295,916	135.17	295,916	2,723,065,303
March 1, 2014 - March 31, 2014	—	—	—	2,723,065,303

Total	1,547,738	134.35	1,547,738

(a)	The calculation of the average price paid per share does not give effect to any fees, commissions and other costs associated with the repurchase of such shares.
(b)

In the fourth quarter of 2010, the Company’s Board of Directors authorized a stock repurchase program (the “Stock Repurchase Program”). On July 25, 2013, the Company’s Board of Directors increased the remaining authorization under the Stock Repurchase Program to an aggregate of up to $4.0 billion of TWC Common Stock effective July 25, 2013. As a result of the Company’s entry into the merger agreement with Comcast Corporation, the Company suspended the Stock Repurchase Program on February 13, 2014. Purchases under the Stock Repurchase Program were made from time to time on the open market and in privately negotiated transactions. The size and timing of the Company’s purchases were based on a number of factors, including business and market conditions, financial capacity and the TWC common stock price.

(c)	This amount does not reflect the fees, commissions and other costs associated with the Stock Repurchase Program.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Pursuant to the Company’s Corporate Governance Policy, Mr. Edward Shirley, a director of the Company, submitted an offer to resign from the Company’s Board of Directors in April 2014 as a result of a significant change in his employment. Mr. Shirley’s offer to resign was not accepted by the Company’s Board of Directors.

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

Date: April 24, 2014

EXHIBIT INDEX

Pursuant to Item 601 of Regulation S-K

Exhibit Number	Description

2.1

Agreement and Plan of Merger, dated as of February 12, 2014, among Time Warner Cable Inc., Comcast Corporation and Tango Acquisition Sub, Inc. (incorporated herein by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K dated February 12, 2014 and filed with the Securities and Exchange Commission (the “SEC”) on February 13, 2014 (the “TWC February 13, 2014 Form 8-K”)).

2.2

Voting Agreement dated as of February 12, 2014 among Time Warner Cable Inc., Brian L. Roberts, BRCC Holdings LLC, Irrevocable Deed of Trust of Brian L. Roberts for Children and Other Issue dated June 10, 1998 and Irrevocable Deed of Trust of Ralph J. Roberts for Brian L. Roberts and Other Beneficiaries dated May 11, 1993 (incorporated herein by reference to Exhibit 2.2 to the TWC February 13, 2014 Form 8-K).

10.1

Employment Agreement, dated December 4, 2013 and effective as of January 13, 2014, between Time Warner Cable Inc. and Dinesh C. Jain (incorporated herein by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K dated December 4, 2014 and filed with the SEC on December 6, 2014).

10.2*	Employment Agreement, dated July 8, 2013 and effective as of June 3, 2013, between Time Warner Cable Inc. and Philip G. Meeks.

10.3*	Form of Special Restricted Stock Units Agreement (2015), Notice of Grant and Addendum thereto.

10.4*	Form of Special Restricted Stock Units Agreement (2016), Notice of Grant and Addendum thereto.

31.1*

Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014.

31.2*

Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014.

32*

Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014.†

101†

The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, filed with the SEC on April 24, 2014, formatted in eXtensible Business Reporting Language:

(i) Consolidated Balance Sheet as of March 31, 2014 and December 31, 2013, (ii) Consolidated Statement of Operations for the three months ended March 31, 2014 and 2013, (iii) Consolidated Statement of Comprehensive Income for the three months ended March 31, 2014 and 2013, (iv) Consolidated Statement of Cash Flows for the three months ended March 31, 2014 and 2013, (v) Consolidated Statement of Equity for the three months ended March 31, 2014 and 2013 and (vi) Notes to Consolidated Financial Statements.

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