Form 10-Q
period 2014-06-30
TIME WARNER CABLE INC.
filed 2014-07-31
CIK 1377013

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014 or

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

Large accelerated filer ☑	Accelerated filer	☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

Description of Class	Shares Outstanding as of July 29, 2014
Common Stock – $0.01 par value	279,488,788

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

•

Results of operations.  This section provides an analysis of the Company’s results of operations for the three and six months ended June 30, 2014. This analysis is presented on both a consolidated and reportable segment basis.

•	Financial condition and liquidity. This section provides an analysis of the Company’s financial condition as of June 30, 2014 and cash flows for the six months ended June 30, 2014.

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

OVERVIEW

TWC is among the largest providers of video, high-speed data and voice services in the U.S., with technologically advanced, well-clustered cable systems located mainly in five geographic areas – New York State (including New York City), the Carolinas, the Midwest (including Ohio, Kentucky and Wisconsin), Southern California (including Los Angeles) and Texas. TWC’s mission is to connect its customers to the world—simply, reliably and with superior service. As of June 30, 2014, TWC served approximately 15.1 million customers who subscribed to one or more of its video, high-speed data and voice services. During the six months ended June 30, 2014, TWC’s revenue increased 2.6% to approximately $11.3 billion.

Comcast Merger

On February 12, 2014, the Company entered into an Agreement and Plan of Merger with Comcast Corporation (“Comcast”) whereby the Company agreed to merge with and into a 100% owned subsidiary of Comcast (the “Comcast merger”). Upon completion of the Comcast merger, all of the outstanding shares of the Company will be cancelled and each issued and outstanding share will be converted into the right to receive 2.875 shares of Class A common stock of Comcast. Merger integration planning is underway, with the Company and Comcast working toward a closing by year-end 2014, subject to receipt of shareholder and regulatory approvals, as well as satisfaction of certain other closing conditions.

On April 25, 2014, Comcast entered into a binding agreement with Charter Communications, Inc., (“Charter”), which contemplates three transactions (the “divestiture transactions”): (1) a contribution, spin-off and merger transaction, (2) an asset exchange and (3) a sale of assets. The completion of the divestiture transactions will result in the combined company divesting a net total of approximately 3.9 million video subscribers, a portion of which are TWC subscribers (primarily in the Midwest). The divestiture transactions are expected to occur contemporaneously with one another and are conditioned upon and will occur following the closing of the Comcast merger. They are also subject to a number of other conditions. The Comcast merger is not conditioned upon the closing of the divestiture transactions and, accordingly, the Comcast merger can be completed regardless of whether the divestiture transactions are ultimately completed.

TIME WARNER CABLE INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS

OF OPERATIONS AND FINANCIAL CONDITION—(Continued)

Reportable Segments

Effective in the first quarter of 2014, the Company determined it has three reportable segments: Residential Services, Business Services and Other Operations. The Company’s reportable segments have been determined based on how management evaluates and manages the business. The Company has recast its financial information and disclosures for the prior periods to reflect the segment disclosures as if the current presentation had been in effect throughout all periods presented. For additional information about the components of each of the Company’s reportable segments, as well as shared functions, refer to “—Financial Statement Presentation—Reportable Segments,” below.

Residential Services Segment

TWC offers video, high-speed data and voice services, as well as security and home management services, to residential customers. As of June 30, 2014, the Company served 14.5 million residential services customers and, during the six months ended June 30, 2014, TWC generated approximately $9.2 billion of revenue from the provision of residential services, which represented 81.6% of TWC’s total revenue.

TWC’s video service provides over 300 channels (including, on average, 200 high-definition (“HD”) channels) and 19,000 hours of video-on-demand programming, which, increasingly, consumers can watch on the device of their choosing, both inside and outside the home. TWC’s high-speed data service is available in a range of speed (from up to 2 to 300 megabits per second (“Mbps”) downstream), price and consumption (unlimited, 30 gigabyte (“GB”) and 5 GB) levels and, for most high-speed data customers, includes access to a nationwide network of more than 250,000 Cable WiFi hotspots along with communications and Internet security features. TWC’s voice service provides unlimited calling to the U.S., Canada, Puerto Rico and Mexico and access to popular features in one simple package. TWC’s IntelligentHome service provides state-of-the-art security and home management technology, taking advantage of TWC’s always-on broadband network and around-the-clock security monitoring centers.

Residential Services revenue has benefited from increases in the number of high-speed data subscribers and growth in revenue per residential customer relationship (the latter due to an increasing percentage of subscribers purchasing more advanced, higher-priced tiers of service and increases in prices and high-speed data equipment rental charges), offset by losses in residential video subscribers.

Residential Services programming costs represent a significant portion of the Company’s operating costs and expenses and are expected to continue to increase, reflecting rate increases on existing programming services and the carriage of new networks, partially offset by a decline in total video subscribers. TWC expects that its programming costs as a percentage of video revenue will continue to increase, in part due to an increasingly competitive environment.

Business Services Segment

TWC offers a wide range of business high-speed data, networking, voice, video, hosting and cloud computing services. As of June 30, 2014, TWC served 658,000 business customers, including small and medium businesses; large enterprises; government, education and non-profit institutions; and telecommunications carriers. TWC offers business services at retail and wholesale using its own network infrastructure and third-party infrastructure as required to meet customer needs.

During the six months ended June 30, 2014, revenue from the provision of business services increased 23.3% to $1.4 billion, which represented 12.0% of TWC’s total revenue. The Company expects continued strong growth in Business Services revenue driven by an increase in the number of customers (the result of continued penetration of buildings currently on its network and investment to connect new buildings to its network) and revenue per customer (due to growing product penetration, demand for higher-priced tiers of service and price increases). Given the large opportunity and TWC’s still modest share in business services, the Company has established a target of growing Business Services to exceed $5 billion in annual revenue by 2018.

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

TIME WARNER CABLE INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS

OF OPERATIONS AND FINANCIAL CONDITION—(Continued)

Beginning in 2014, the results of DukeNet, which generated revenue of $58 million for the six months ended June 30, 2014, are included in the Business Services segment.

Other Operations Segment

TWC’s Other Operations segment principally consists of (i) Time Warner Cable Media (“TWC Media”), the advertising sales arm of TWC; (ii) the Company’s regional sports networks that carry Los Angeles Lakers’ basketball games and other sports programming (Time Warner Cable SportsNet and Time Warner Cable Deportes and, collectively, the “Lakers’ RSNs”); (iii) the Company’s local sports, news and lifestyle channels (e.g., Time Warner Cable News NY1); (iv) other operating revenue and costs, including those derived from the Advance/Newhouse Partnership and home shopping network-related services; and (v) beginning in 2014, operating revenue and costs associated with SportsNet LA, discussed below. During the six months ended June 30, 2014, TWC generated revenue from Other Operations of $836 million.

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

Recent Developments

Common Stock Repurchase Program

As a result of the Company’s entry into the merger agreement with Comcast, the Company’s common stock repurchase program (the “Stock Repurchase Program”) was suspended on February 13, 2014. From the inception of the Stock Repurchase Program in the fourth quarter of 2010 through February 12, 2014, the Company repurchased 92.9 million shares of TWC common stock for $7.744 billion. As of June 30, 2014, the Company had $2.723 billion remaining under the Stock Repurchase Program authorization.

Financial Statement Presentation

Basis of Presentation

Changes in Basis of Presentation

Effective in the first quarter of 2014, the Company determined it has three reportable segments. The Company has recast its financial information and disclosures for the prior periods to reflect the segment disclosures as if the current presentation had been in effect throughout all periods presented. Refer to Note 11 to the accompanying consolidated financial statements for further information regarding the Company’s segment information.

Additionally, during the first quarter of 2014, the Company revised its categorization of operating costs and expenses to be consistent with how such costs and expenses are presented to management and to provide a more meaningful presentation. The Company has recast the accompanying consolidated financial statements, financial information and disclosures of operating costs and expenses for the prior periods to reflect the new categorization, which had no impact on total operating costs and expenses, Operating Income or net income attributable to TWC shareholders for any period presented. The Company’s consolidated operating costs and expenses are presented in the following categories: (i) programming and content, (ii) sales and marketing, (iii) technical operations, (iv) customer care and (v) other operating costs.

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

•

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

•

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

TIME WARNER CABLE INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS

OF OPERATIONS AND FINANCIAL CONDITION—(Continued)

•	Voice. Voice revenue includes subscriber fees for the Company’s voice services, along with related installation charges, as well as fees collected on behalf of governmental authorities.

•	Other. Other revenue includes revenue from security and home management services and other residential subscriber-related fees.

Operating costs and expenses.  Residential Services segment operating costs and expenses include the operating costs and expenses that management believes are necessary to assess the performance of and allocate resources to the Residential Services segment. Such costs include programming costs, sales and marketing costs, technical operations costs, customer care costs, video franchise and other fees and other operating costs (e.g., high-speed data connectivity costs, voice network costs and bad debt expense). Employee costs directly attributable to the Residential Services segment are included within each operating cost and expense category as applicable. Operating costs and expenses exclude costs and expenses related to “corporate” functions and functions supporting more than one reportable segment that are centrally managed (e.g., facilities, network operations, vehicles and procurement) and are not within the control of segment management.

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

•	Video. Video revenue includes the same fee categories received from business video subscribers as described above under Residential Services video revenue.

•

High-speed data.  High-speed data revenue primarily includes subscriber fees for the Company’s high-speed data services and related installation charges. High-speed data revenue also includes amounts generated by the sale of commercial networking and point-to-point transport services, such as Metro Ethernet services.

•	Voice. Voice revenue includes subscriber fees for the Company’s voice services, along with related installation charges, as well as fees collected on behalf of governmental authorities.

•

Wholesale transport.  Wholesale transport revenue primarily includes amounts generated by the sale of point-to-point transport services offered to wireless telephone providers (i.e., cell tower backhaul) and other telecommunications carriers.

•	Other. Other revenue primarily includes revenue from enterprise-class, cloud-enabled hosting, managed applications and services and other business subscriber-related fees.

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

Other Operations Segment

Revenue

•

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

•

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

Use of Operating Income before Depreciation and Amortization

In discussing its segment performance, the Company may use certain measures that are not calculated and presented in accordance with U.S. generally accepted accounting principles (“GAAP”). These measures include Operating Income before Depreciation and Amortization (“OIBDA”), which the Company defines as Operating Income before depreciation of tangible assets and amortization of intangible assets. For additional information regarding the use of segment OIBDA, see Note 11 to the accompanying consolidated financial statements.

Recent Accounting Standards

See Note 2 to the accompanying consolidated financial statements for recently issued accounting standards yet to be adopted.

RESULTS OF OPERATIONS

Three and Six Months Ended June 30, 2014 Compared to Three and Six Months Ended June 30, 2013

The following discussion provides an analysis of the Company’s results of operations and should be read in conjunction with the accompanying consolidated statement of operations, as well as the consolidated financial statements and notes thereto and MD&A included in the 2013 Form 10-K, as recast in the Current Report on Form 8-K filed with the Securities and Exchange Commission (the “SEC”) on April 24, 2014.

TIME WARNER CABLE INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS

OF OPERATIONS AND FINANCIAL CONDITION—(Continued)

Consolidated Results

The consolidated financial results for the Company for the three and six months ended June 30, 2014 and 2013 were as follows (in millions):

	Three Months Ended June 30,			Six Months Ended June 30,
	2014	2013	% Change	2014	2013	% Change
	(recast)			(recast)
Revenue:
Residential services	$4,662	$4,632	0.6%	$9,230	$9,243	(0.1%)
Business services	691	565	22.3%	1,359	1,102	23.3%
Other	373	353	5.7%	719	680	5.7%

Total revenue	5,726	5,550	3.2%	11,308	11,025	2.6%
Costs and expenses:
Programming and content	1,341	1,234	8.7%	2,650	2,509	5.6%
Sales and marketing(a)	544	496	9.7%	1,099	969	13.4%
Technical operations(a)	371	363	2.2%	742	735	1.0%
Customer care(a)	207	187	10.7%	412	384	7.3%
Other operating(a)	1,209	1,233	(1.9%)	2,371	2,479	(4.4%)
Depreciation	795	792	0.4%	1,570	1,581	(0.7%)
Amortization	35	31	12.9%	68	63	7.9%
Merger-related and restructuring costs	61	27	125.9%	141	58	143.1%

Total costs and expenses	4,563	4,363	4.6%	9,053	8,778	3.1%

Operating Income	1,163	1,187	(2.0%)	2,255	2,247	0.4%
Interest expense, net	(349)	(398)	(12.3%)	(713)	(796)	(10.4%)
Other income, net	8	11	(27.3%)	23	10	130.0%

Income before income taxes	822	800	2.8%	1,565	1,461	7.1%
Income tax provision	(323)	(319)	1.3%	(587)	(579)	1.4%

Net income	499	481	3.7%	978	882	10.9%
Less: Net income attributable to noncontrolling interests	—	—	NM	—	—	NM

Net income attributable to TWC shareholders	$499	$481	3.7%	$978	$882	10.9%

NM—Not meaningful.
(a) Amounts include total employee costs, as follows (in millions):

	Three Months Ended June 30,			Six Months Ended June 30,
	2014	2013	% Change	2014	2013	% Change
		(recast)			(recast)
Employee costs	$1,226	$1,186	3.4%	$2,482	$2,421	2.5%

Revenue.  The increase in revenue for the three months ended June 30, 2014 was due to increases in revenue at all segments. The increase in revenue for the six months ended June 30, 2014 was due to increases in revenue at the Business Services and Other Operations segments, partially offset by a decrease in revenue at the Residential Services segment.

Revenue by segment is discussed in greater detail below in “Segment Results.”

TIME WARNER CABLE INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS

OF OPERATIONS AND FINANCIAL CONDITION—(Continued)

Costs and expenses

Operating costs and expenses.  The increase in operating costs and expenses for the three and six months ended June 30, 2014 was primarily due to increases in the following, which are discussed further in “Segment Results”: programming costs at the Residential Services segment; content costs at the Other Operations segment; sales and marketing costs at the Residential Services and Business Services segments; customer care costs at the Residential Services segment; and costs associated with advertising inventory sold on behalf of other video distributors (“ad rep agreements”) at the Other Operations segment; partially offset by decreases in voice costs at the Residential Services and Business Services segments. The growth in operating costs and expenses for the three and six months ended June 30, 2014 was reduced by a decrease in pension expense of $27 million and $61 million, respectively.

Depreciation.  Depreciation for the three and six months ended June 30, 2014 was impacted by certain Insight Communications Company, Inc. (“Insight”) assets (acquired on February 29, 2012) that were fully depreciated as of August 2013, offset by an increase associated with certain DukeNet assets (acquired on December 31, 2013) and growth in shorter-lived capitalized software assets.

Merger-related and restructuring costs.  For the three and six months ended June 30, 2014, the Company incurred merger-related costs of $52 million and $115 million, respectively. These costs primarily consisted of Comcast merger-related costs, which, for the three and six months ended June 30, 2014, included employee retention costs of $40 million and $69 million, respectively, and advisory and legal fees of $9 million and $42 million, respectively. Merger-related costs for the three and six months ended June 30, 2014 also included $3 million and $4 million, respectively, incurred in connection with the DukeNet acquisition. During the three and six months ended June 30, 2013, the Company incurred merger-related costs of $5 million and $7 million, respectively, in connection with the Insight acquisition. The Company expects to incur additional merger-related costs during the remainder of 2014 in connection with the Comcast merger.

The Company incurred restructuring costs of $9 million and $26 million for the three and six months ended June 30, 2014, respectively, and $22 million and $51 million for the three and six months ended June 30, 2013, respectively, primarily related to employee terminations and other exit costs. The Company expects to incur additional restructuring costs during the remainder of 2014.

Operating Income.  Operating Income for the three months ended June 30, 2014 decreased primarily due to higher operating cost and expenses and merger-related and restructuring costs, partially offset by growth in revenue, as discussed above. Operating Income for the six months ended June 30, 2014 increased slightly primarily due to growth in revenue, partially offset by higher operating cost and expenses, as well as merger-related and restructuring costs, as discussed above.

Interest expense, net.  Interest expense, net, for the three and six months ended June 30, 2014 decreased primarily due to lower average fixed-rate debt outstanding during the periods as compared to 2013.

Other income, net.  Other income, net, detail is shown in the table below (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Income from equity-method investments, net	$8	$9	$22	$14
Gain (loss) on equity award reimbursement obligation to Time Warner(a)	—	—	1	(5)
Other	—	2	—	1

Other income, net	$8	$11	$23	$10

(a)	See Note 6 to the accompanying consolidated financial statements for a discussion of the Company’s accounting for its equity award reimbursement obligation to Time Warner Inc. (“Time Warner”).

Income tax provision. For the three months ended June 30, 2014 and 2013, the Company recorded income tax provisions of $323 million and $319 million, respectively. For the six months ended June 30, 2014 and 2013, the Company recorded income tax provisions of $587 million and $579 million, respectively. The effective tax rates were 39.3% and

TIME WARNER CABLE INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS

OF OPERATIONS AND FINANCIAL CONDITION—(Continued)

39.9% for the three months ended June 30, 2014 and 2013, respectively, and 37.5% and 39.6% for the six months ended June 30, 2014 and 2013, respectively.

The income tax provision and effective tax rate for the six months ended June 30, 2014 include a benefit of $24 million as a result of the passage of the New York State budget during the first quarter of 2014 that, in part, lowers the New York State business tax rate beginning in 2016. Absent the impact of this item, the effective tax rates would have been 39.0% and 39.6% for the six months ended June 30, 2014 and 2013, respectively.

Net income attributable to TWC shareholders and net income per common share attributable to TWC common shareholders.   Net income attributable to TWC shareholders and net income per common share attributable to TWC common shareholders were as follows (in millions, except per share data):

	Three Months Ended June 30,			Six Months Ended June 30,
	2014	2013	% Change	2014	2013	% Change
Net income attributable to TWC shareholders	$499	$481	3.7%	$978	$882	10.9%

Net income per common share attributable to TWC common shareholders:
Basic	$1.77	$1.65	7.3%	$3.48	$3.00	16.0%

Diluted	$1.76	$1.64	7.3%	$3.46	$2.98	16.1%

Net income attributable to TWC shareholders for the three and six months ended June 30, 2014 increased primarily due a decrease in interest expense, net, which, for the three months ended June 30, 2014, was partially offset by a decrease in Operating Income. Net income per common share attributable to TWC common shareholders for the three and six months ended June 30, 2014 benefited from lower average common shares outstanding as a result of share repurchases under the Stock Repurchase Program.

TIME WARNER CABLE INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS

OF OPERATIONS AND FINANCIAL CONDITION—(Continued)

Segment Results

Residential Services.  The financial results of the Residential Services segment for the three and six months ended June 30, 2014 and 2013 were as follows (in millions):

	Three Months Ended June 30,			Six Months Ended June 30,
	2014	2013	% Change	2014	2013	% Change
		(recast)			(recast)
Revenue:
Video	$2,546	$2,674	(4.8%)	$5,041	$5,345	(5.7%)
High-speed data	1,606	1,424	12.8%	3,164	2,830	11.8%
Voice	490	517	(5.2%)	986	1,036	(4.8%)
Other	20	17	17.6%	39	32	21.9%

Total revenue	4,662	4,632	0.6%	9,230	9,243	(0.1%)
Operating costs and expenses:
Programming	1,275	1,227	3.9%	2,537	2,453	3.4%
Sales and marketing(a)	353	335	5.4%	738	656	12.5%
Technical operations(a)	333	330	0.9%	668	673	(0.7%)
Customer care(a)	174	159	9.4%	346	328	5.5%
Video franchise and other fees(b)	118	123	(4.1%)	233	248	(6.0%)
Other(a)	217	258	(15.9%)	384	514	(25.3%)

Total operating costs and expenses	2,470	2,432	1.6%	4,906	4,872	0.7%

OIBDA	$2,192	$2,200	(0.4%)	$4,324	$4,371	(1.1%)

(a) Amounts include total employee costs, as follows (in millions):
	Three Months Ended June 30,			Six Months Ended June 30,
	2014	2013	% Change	2014	2013	% Change
		(recast)			(recast)
Employee costs	$667	$630	5.9%	$1,339	$1,291	3.7%

(b)	Video franchise and other fees include fees collected on behalf of franchising authorities and the FCC.

TIME WARNER CABLE INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS

OF OPERATIONS AND FINANCIAL CONDITION—(Continued)

Selected residential subscriber-related statistics as of June 30, 2014 and 2013 were as follows (in thousands):

	June 30,
	2014(a)	2013	% Change
Video(b)	11,011	11,720	(6.0%)
High-speed data(c)	11,415	11,074	3.1%
Voice(d)	4,975	4,933	0.9%

Single play(e)	5,656	5,608	0.9%
Double play(f)	4,712	4,857	(3.0%)
Triple play(g)	4,107	4,135	(0.7%)

Customer relationships(h)	14,475	14,600	(0.9%)

(a)

The Company’s subscriber numbers as of June 30, 2014 reflect adjustments related to the treatment of employee accounts recorded during the second quarter of 2014 that decreased residential high-speed data subscribers by 10,000, residential voice subscribers by 17,000, residential single play subscribers by 19,000, residential double play subscribers by 4,000 and residential customer relationships by 23,000.

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
(h)

Customer relationships represent the number of subscribers who purchase at least one of the Company’s video, high-speed data and voice services. For example, a subscriber who purchases only high-speed data service and no video service will count as one customer relationship, and a subscriber who purchases both video and high-speed data services will also count as only one customer relationship.

Revenue.  Residential Services segment revenue for the three months ended June 30, 2014 increased primarily due to an increase in high-speed data revenue, partially offset by decreases in video and voice revenue, each of which is discussed further below. Residential Services segment revenue for the six months ended June 30, 2014 declined primarily due to decreases in video and voice revenue, partially offset by an increase in high-speed data revenue, each of which is discussed further below.

Average monthly revenue per unit for the Residential Services segment for the three and six months ended June 30, 2014 and 2013 was as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
	2014	2013	% Change	2014	2013	% Change
Video(a)	$76.43	$75.32	1.5%	$75.47	$74.91	0.7%
High-speed data(b)	46.92	42.78	9.7%	46.62	42.69	9.2%
Voice(c)	33.03	34.68	(4.8%)	33.53	34.62	(3.1%)
Customer relationship(d)	106.98	105.21	1.7%	106.22	105.02	1.1%

(a)	Average monthly residential video revenue per unit represents residential video revenue divided by the corresponding average residential video subscribers for the period.
(b)	Average monthly residential high-speed data revenue per unit represents residential high-speed data revenue divided by the corresponding average residential high-speed data subscribers for the period.
(c)	Average monthly residential voice revenue per unit represents residential voice revenue divided by the corresponding average residential voice subscribers for the period.
(d)

Average monthly residential revenue per residential customer relationship represents residential services revenue divided by the corresponding average residential customer relationships for the period.

TIME WARNER CABLE INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS

OF OPERATIONS AND FINANCIAL CONDITION—(Continued)

The major components of residential video revenue for the three and six months ended June 30, 2014 and 2013 were as follows (in millions):

	Three Months Ended June 30,			Six Months Ended June 30,
	2014	2013	% Change	2014	2013	% Change
Programming tiers(a)	$1,653	$1,741	(5.1%)	$3,277	$3,481	(5.9%)
Premium networks	201	199	1.0%	402	394	2.0%
Transactional video-on-demand	62	66	(6.1%)	120	132	(9.1%)
Video equipment rental and installation charges	352	367	(4.1%)	684	740	(7.6%)
DVR service	160	178	(10.1%)	325	350	(7.1%)
Franchise and other fees(b)	118	123	(4.1%)	233	248	(6.0%)

Total	$2,546	$2,674	(4.8%)	$5,041	$5,345	(5.7%)

(a)

Programming tier revenue includes subscriber fees for the Company’s various tiers or packages of video programming services generally distinguished from one another by the number and type of programming networks they include.

(b)	Franchise and other fees include fees collected on behalf of franchising authorities and the FCC.

The decrease in residential video revenue for the three and six months ended June 30, 2014 was primarily due to a decline in video subscribers, partially offset by an increase in average revenue per subscriber as a result of price increases.

Residential high-speed data revenue increased for the three and six months ended June 30, 2014 due to growth in average revenue per subscriber and an increase in high-speed data subscribers. The increase in average revenue per subscriber was primarily due to increases in prices and equipment rental charges and a greater percentage of subscribers purchasing higher-priced tiers of service.

The decrease in residential voice revenue for the three and six months ended June 30, 2014 was primarily due to a decrease in average revenue per subscriber.

Operating costs and expenses.  Operating costs and expenses for the three and six months ended June 30, 2014 increased primarily due to increases in programming costs, sales and marketing costs and customer care costs, partially offset by a decline in other operating costs. Selected Residential Services average monthly costs per subscriber for the three and six months ended June 30, 2014 and 2013 were as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
	2014	2013	% Change	2014	2013	% Change
Programming costs per video subscriber	$38.29	$34.55	10.8%	$37.99	$34.37	10.5%

Voice costs per voice subscriber	$4.37	$8.58	(49.1%)	$4.67	$8.72	(46.4%)

For the three and six months ended June 30, 2014, the increase in programming costs (which include intercompany expense from the Other Operations segment for programming costs associated with the Lakers’ RSNs, the Company’s local sports, news and lifestyle channels and, beginning in 2014, SportsNet LA) was primarily due to contractual rate increases and the carriage of SportsNet LA, partially offset by a decline in video subscribers. The Company expects the rate of growth in Residential Services average monthly programming costs per video subscriber in the second half of 2014 to increase compared to the second half of 2013.

Sales and marketing costs for the three and six months ended June 30, 2014 increased primarily due to headcount growth and higher compensation costs per employee, including customer retention, and, for the six months ended June 30, 2014, increased marketing activities.

Customer care costs for the three and six months ended June 30, 2014 increased primarily due to growth in employee costs.

TIME WARNER CABLE INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS

OF OPERATIONS AND FINANCIAL CONDITION—(Continued)

Other operating costs for the three and six months ended June 30, 2014 decreased due to a decline in voice costs, which was partially offset by higher bad debt expense for the three months ended June 30, 2014. Voice costs for the three and six months ended June 30, 2014 decreased $63 million and $124 million, respectively, primarily due to a decrease in delivery costs per subscriber as a result of the replacement of Sprint Corporation as the provider of voice transport, switching and interconnection services (which was completed during the first quarter of 2014). The Company expects Residential Services average monthly voice costs per voice subscriber to decrease in the second half of 2014 compared to the second half of 2013.

OIBDA.  OIBDA for the three months ended June 30, 2014 decreased slightly due to an increase in operating costs and expenses, partially offset by revenue growth. OIBDA for the six months ended June 30, 2014 decreased due to an increase in operating costs and expenses and a decline in revenue.

Business Services.  The financial results of the Business Services segment for the three and six months ended June 30, 2014 and 2013 were as follows (in millions):

	Three Months Ended June 30,			Six Months Ended June 30,
	2014	2013	% Change	2014	2013	% Change
	(recast)			(recast)
Revenue:
Video	$90	$87	3.4%	$179	$171	4.7%
High-speed data	331	268	23.5%	637	524	21.6%
Voice	123	102	20.6%	241	198	21.7%
Wholesale transport	97	61	59.0%	198	116	70.7%
Other	50	47	6.4%	104	93	11.8%

Total revenue	691	565	22.3%	1,359	1,102	23.3%
Operating costs and expenses:
Programming	37	33	12.1%	73	65	12.3%
Sales and marketing(a)	136	112	21.4%	255	214	19.2%
Technical operations(a)	25	20	25.0%	48	37	29.7%
Customer care(a)	33	28	17.9%	66	56	17.9%
Video franchise and other fees(b)	3	4	(25.0%)	8	8	—
Other(a)	48	42	14.3%	98	84	16.7%

Total operating costs and expenses	282	239	18.0%	548	464	18.1%

OIBDA	$409	$326	25.5%	$811	$638	27.1%

(a)	Amounts include total employee costs, as follows (in millions):

	Three Months Ended June 30,			Six Months Ended June 30,
	2014	2013	% Change	2014	2013	% Change
		(recast)			(recast)
Employee costs	$161	$137	17.5%	$312	$263	18.6%

(b)	Video franchise and other fees include fees collected on behalf of franchising authorities and the FCC.

TIME WARNER CABLE INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS

OF OPERATIONS AND FINANCIAL CONDITION—(Continued)

Selected business subscriber-related statistics as of June 30, 2014 and 2013 were as follows (in thousands):

	June 30,
	2014	2013	% Change
Video(a)	201	191	5.2%
High-speed data(b)	550	485	13.4%
Voice(c)	302	250	20.8%

Single play(d)	336	319	5.3%
Double play(e)	249	211	18.0%
Triple play(f)	73	62	17.7%

Customer relationships(g)	658	592	11.1%

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

Revenue.  Business services revenue for the three and six months ended June 30, 2014 increased primarily due to growth in high-speed data and voice subscribers, an organic increase in cell tower backhaul revenue of $10 million and $21 million, respectively, and DukeNet revenue of $29 million and $58 million, respectively (the majority of which is included in wholesale transport).

Operating costs and expenses.  Operating costs and expenses for the three and six months ended June 30, 2014 increased primarily as a result of an increase in sales and marketing costs, primarily due to increased headcount and higher compensation costs per employee, as well as costs associated with DukeNet. These increases were partially offset by lower voice costs due to the in-sourcing of voice transport, switching and interconnection services.

OIBDA.  OIBDA for the three and six months ended June 30, 2014 increased primarily due to the increase in revenue, partially offset by higher operating costs and expenses, as discussed above.

TIME WARNER CABLE INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS

OF OPERATIONS AND FINANCIAL CONDITION—(Continued)

Other Operations.  The financial results of the Other Operations segment for the three and six months ended June 30, 2014 and 2013 were as follows (in millions):

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
	2014	2013		2014	2013
		(recast)			(recast)
Revenue:
Advertising	$272	$260	4.6%	$519	$488	6.4%
Other	164	143	14.7%	317	292	8.6%

Total revenue	436	403	8.2%	836	780	7.2%
Operating costs and expenses(a)	263	169	55.6%	490	381	28.6%

OIBDA	$173	$234	(26.1%)	$346	$399	(13.3%)

(a) Amounts include total employee costs, as follows (in millions):
	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
	2014	2013		2014	2013
		(recast)			(recast)
Employee costs	$80	$79	1.3%	$163	$162	0.6%

Revenue.  Advertising revenue for the three and six months ended June 30, 2014 increased primarily due to growth in political advertising revenue, as well as higher non-political revenue from ad rep agreements for the six months ended June 30, 2014. The Company expects advertising revenue in the second half of 2014 to increase compared to the second half of 2013 due to an increase in political advertising revenue.

Other revenue for the three and six months ended June 30, 2014 increased primarily due to affiliate fees from the Residential Services segment as well as other distributors of the Lakers’ RSNs.

Operating costs and expenses.  Operating costs and expenses for the three and six months ended June 30, 2014 increased primarily related to SportsNet LA content costs and growth in costs associated with ad rep agreements.

OIBDA.  OIBDA for the three and six months ended June 30, 2014 decreased due to an increase in operating costs and expenses, partially offset by higher revenue, as discussed above.

Shared Functions.  Costs and expenses associated with the Company’s shared functions, which consist of operating costs associated with broad “corporate” functions (e.g., accounting and finance, information technology, executive management, legal and human resources) or functions supporting more than one reportable segment that are centrally managed (e.g., facilities, network operations, vehicles and procurement) as well as other activities not directly attributable to a reportable segment, for the three and six months ended June 30, 2014 and 2013 were as follows (in millions):

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
	2014	2013		2014	2013
		(recast)			(recast)
Operating costs and expenses(a)	$720	$723	(0.4%)	$1,447	$1,459	(0.8%)
Merger-related and restructuring costs	61	27	125.9%	141	58	143.1%

Total costs and expenses	$781	$750	4.1%	$1,588	$1,517	4.7%

(a) Amounts include total employee costs, as follows (in millions):
	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
	2014	2013		2014	2013
		(recast)			(recast)
Employee costs	$318	$340	(6.5%)	$668	$705	(5.2%)

TIME WARNER CABLE INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS

OF OPERATIONS AND FINANCIAL CONDITION—(Continued)

Operating costs and expenses.  The decrease in operating costs and expenses for the three and six months ended June 30, 2014 was driven by operating efficiencies, including decreased headcount.

Merger-related and restructuring costs.  Merger-related costs of $52 million and $115 million were incurred for the three and six months ended June 30, 2014, respectively. These costs primarily consisted of Comcast merger-related costs, which, for the three and six months ended June 30, 2014, included employee retention costs of $40 million and $69 million, respectively, and advisory and legal fees of $9 million and $42 million, respectively. Merger-related costs for the three and six months ended June 30, 2014 also included $3 million and $4 million, respectively, incurred in connection with the DukeNet acquisition. During the three and six months ended June 30, 2013, the Company incurred merger-related costs of $5 million and $7 million, respectively, in connection with the Insight acquisition. The Company expects to incur additional merger-related costs during the remainder of 2014 in connection with the Comcast merger.

Restructuring costs were $9 million and $26 million for the three and six months ended June 30, 2014, respectively, and $22 million and $51 million for the three and six months ended June 30, 2013, respectively, primarily related to employee terminations and other exit costs. The Company expects to incur additional restructuring costs during the remainder of 2014.

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

TWC’s unused committed financial capacity was $2.696 billion as of June 30, 2014, reflecting $403 million of cash and equivalents and $2.293 billion of available borrowing capacity under the Revolving Credit Facility.

Current Financial Condition

As of June 30, 2014, the Company had $24.580 billion of debt, $403 million of cash and equivalents (net debt of $24.177 billion, defined as total debt less cash and equivalents) and $7.410 billion of total TWC shareholders’ equity. As of December 31, 2013, the Company had $25.052 billion of debt, $525 million of cash and equivalents (net debt of $24.527 billion) and $6.943 billion of total TWC shareholders’ equity.

The following table shows the significant items contributing to the change in net debt from December 31, 2013 to June 30, 2014 (in millions):

Balance as of December 31, 2013	$24,527
Cash provided by operating activities	(3,092)
Capital expenditures	2,074
Dividends paid	428
Repurchases of common stock	259
Proceeds from exercise of stock options	(118)
All other, net	99

Balance as of June 30, 2014	$24,177

On July 24, 2014, the Company’s Board of Directors declared a quarterly cash dividend of $0.75 per share of TWC common stock, payable in cash on September 15, 2014 to stockholders of record at the close of business on August 29, 2014.

TIME WARNER CABLE INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS

OF OPERATIONS AND FINANCIAL CONDITION—(Continued)

Cash Flows

Cash and equivalents decreased $122 million and $681 million for the six months ended June 30, 2014 and 2013, respectively. Components of these changes are discussed below in more detail.

Operating Activities

Details of cash provided by operating activities are as follows (in millions):

	Six Months Ended June 30,
	2014	2013
Operating Income	$2,255	$2,247
Depreciation	1,570	1,581
Amortization	68	63
Noncash equity-based compensation	93	74
Cash paid for interest, net(a)	(745)	(802)
Cash paid for income taxes, net(b)	(95)	(190)
All other, net, including working capital changes	(54)	(28)

Cash provided by operating activities	$3,092	$2,945

(a)	Amounts include interest income received (including amounts received under interest rate swap contracts) of $74 million and $78 million for the six months ended June 30, 2014 and 2013, respectively.
(b)	Amounts include cash refunds of income taxes of $3 million and $1 million for the six months ended June 30, 2014 and 2013, respectively.

Cash provided by operating activities increased from $2.945 billion for the six months ended June 30, 2013 to $3.092 billion for the six months ended June 30, 2014. This increase was primarily related to decreases in cash paid for income taxes, net, and cash paid for interest, net.

Cash paid for income taxes, net, for the six months ended June 30, 2014 decreased primarily as a result of certain capital expenditure-related deductions, including the tangible repair regulations (e.g., de minimus expensing) released in late 2013, which was partially offset by the continued reversal of bonus depreciation benefits recorded in prior years. The Company expects that cash paid for income taxes, net, in 2014 will decrease compared to 2013.

Cash paid for interest, net, for the six months ended June 30, 2014 decreased primarily as a result of the maturity of TWC’s 6.200% senior notes due July 2013 ($1.5 billion in aggregate principal amount).

The Company made no cash contributions to its qualified defined benefit pension plans (the “qualified pension plans”) during the six months ended June 30, 2014. As of June 30, 2014, the qualified pension plans were estimated to be overfunded by $328 million, and the Company does not expect to make any discretionary cash contributions to the qualified pension plans during the remainder of 2014. For the nonqualified defined benefit pension plan (the “nonqualified pension plan”), the Company will continue to make contributions during the remainder of 2014 to the extent benefits are paid.

TIME WARNER CABLE INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS

OF OPERATIONS AND FINANCIAL CONDITION—(Continued)

Investing Activities

Details of cash used by investing activities are as follows (in millions):

	Six Months Ended June 30,
	2014	2013
Capital expenditures	$(2,074)	$(1,597)
Purchases of investments:
Short-term investments in U.S. Treasury securities	—	(575)
All other	(2)	(6)
Return of capital from investees	—	7
Proceeds from sale, maturity and collection of investments	18	151
Acquisition of intangible assets	(24)	(20)
Other investing activities	15	13

Cash used by investing activities	$(2,067)	$(2,027)

Cash used by investing activities increased from $2.027 billion for the six months ended June 30, 2013 to $2.067 billion for the six months ended June 30, 2014, principally due to an increase in capital expenditures, partially offset by the 2013 purchases of short-term investments in U.S. Treasury securities (net of maturities).

TWC’s capital expenditures by major category were as follows (in millions):

	Six Months Ended June 30,
	2014	2013
Customer premise equipment(a)	$794	$572
Scalable infrastructure(b)	538	421
Line extensions(c)	321	253
Upgrades/rebuilds(d)	75	53
Support capital(e)	346	298

Total capital expenditures	$2,074	$1,597

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

(e)

Amounts represent all other capital purchases required to run day-to-day operations. These costs typically include vehicles, land and buildings, computer hardware/software, office equipment, furniture and fixtures, tools and test equipment. Amounts include capitalized software costs of $162 million and $164 million for the six months ended June 30, 2014 and 2013, respectively.

The Company expects capital expenditures to be nearly $4.0 billion in 2014 as the Company invests to improve network reliability, upgrade older customer premise equipment and expand its network to additional residences, commercial buildings and cell towers.

TIME WARNER CABLE INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS

OF OPERATIONS AND FINANCIAL CONDITION—(Continued)

Financing Activities

Details of cash used by financing activities are as follows (in millions):

	Six Months Ended June 30,
	2014	2013
Short-term borrowings, net	$1,147	$—
Repayments of long-term debt	(1,750)	—
Dividends paid	(428)	(386)
Repurchases of common stock	(259)	(1,304)
Proceeds from exercise of stock options	118	88
Excess tax benefit from equity-based compensation	99	66
Taxes paid in cash in lieu of shares issued for equity-based compensation	(68)	(55)
Other financing activities	(6)	(8)

Cash used by financing activities	$(1,147)	$(1,599)

Cash used by financing activities was $1.147 billion for the six months ended June 30, 2014 compared to $1.599 billion for the six months ended June 30, 2013. Cash used by financing activities for the six months ended June 30, 2014 primarily consisted of repayments of TWC’s 8.25% senior notes due February 2014 ($750 million in aggregate principal amount) and 7.50% senior notes due April 2014 ($1.0 billion in aggregate principal amount), the payment of quarterly cash dividends and repurchases of TWC common stock (prior to the suspension of the Stock Repurchase Program in connection with the announcement of the Comcast merger), partially offset by borrowings under the Company’s commercial paper program. Cash used by financing activities for the six months ended June 30, 2013 primarily consisted of repurchases of TWC common stock and the payment of quarterly cash dividends.

Outstanding Debt and Available Financial Capacity

Debt as of June 30, 2014 and December 31, 2013 was as follows:

	Maturity	Interest Rate	Outstanding Balance as of
			June 30, 2014	December 31, 2013
			(in millions)
TWC notes and debentures(a)	2015-2042	5.705%(b)	$21,280	$22,938
TWCE debentures(c)	2023-2033	7.891%(b)	2,063	2,065
Revolving credit facility(d)	2017		—	—
Commercial paper program(d)	2017	0.316%(b)	1,147	—
Capital leases	2016-2042		90	49

Total debt(e)			$24,580	$25,052

(a)

Outstanding balance amounts of the TWC notes and debentures as of June 30, 2014 and December 31, 2013 each include £1.267 billion of senior unsecured notes valued at $2.168 billion and $2.098 billion, respectively, using the exchange rates at each date.

(b)	Rate represents a weighted-average effective interest rate as of June 30, 2014 and, for the TWC notes and debentures, includes the effects of interest rate swaps and cross-currency swaps.
(c)

Outstanding balance amounts of the Time Warner Cable Enterprises LLC (“TWCE”) debentures as of June 30, 2014 and December 31, 2013 include an unamortized fair value adjustment of $63 million and $65 million, respectively, primarily consisting of the fair value adjustment recognized as a result of the 2001 merger of America Online, Inc. (now known as AOL Inc.) and Time Warner Inc. (now known as Historic TW Inc.).

(d)

As of June 30, 2014, the Company had $2.293 billion of available borrowing capacity under the Revolving Credit Facility (which reflects a reduction of $60 million for outstanding letters of credit backed by the Revolving Credit Facility).

(e)	Outstanding balance amounts of total debt as of June 30, 2014 and December 31, 2013 include current maturities of long-term debt of $1.663 billion and $1.767 billion, respectively.

See the 2013 Form 10-K for further details regarding the Company’s outstanding debt and other financing arrangements, including certain information about maturities, covenants and rating triggers related to such debt and financing arrangements. As of June 30, 2014, TWC was in compliance with the leverage ratio covenant of the Revolving Credit Facility, with a ratio of consolidated total debt as of June 30, 2014 to consolidated EBITDA for the twelve months ended June 30, 2014 of

TIME WARNER CABLE INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS

OF OPERATIONS AND FINANCIAL CONDITION—(Continued)

approximately 3.0 times. In accordance with the Revolving Credit Facility agreement, consolidated total debt as of June 30, 2014 was calculated as (a) total debt per the accompanying consolidated balance sheet less the TWCE unamortized fair value adjustment (discussed above) and the fair value of debt subject to interest rate swaps, less (b) total cash per the accompanying consolidated balance sheet in excess of $25 million. In accordance with the Revolving Credit Facility agreement, consolidated EBITDA for the twelve months ended June 30, 2014 was calculated as Operating Income plus depreciation, amortization and equity-based compensation expense.

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

Changes in Internal Control Over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

TIME WARNER CABLE INC.

CONSOLIDATED BALANCE SHEET

(Unaudited)

	June 30, 2014	December 31, 2013
	(in millions)
ASSETS
Current assets:
Cash and equivalents	$403	$525
Receivables, less allowances of $131 million and $77 million as of June 30, 2014 and December 31, 2013, respectively	906	954
Deferred income tax assets	348	334
Other current assets	331	331

Total current assets	1,988	2,144
Investments	68	56
Property, plant and equipment, net	15,604	15,056
Intangible assets subject to amortization, net	576	552
Intangible assets not subject to amortization	26,012	26,012
Goodwill	3,137	3,196
Other assets	1,071	1,257

Total assets	$48,456	$48,273

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$565	$565
Deferred revenue and subscriber-related liabilities	195	188
Accrued programming and content expense	895	869
Current maturities of long-term debt	1,663	1,767
Other current liabilities	1,956	1,837

Total current liabilities	5,274	5,226
Long-term debt	22,917	23,285
Deferred income tax liabilities, net	12,162	12,098
Other liabilities	689	717
Commitments and contingencies (Note 12)
TWC shareholders’ equity:
Common stock, $0.01 par value, 279.3 million and 277.9 million shares issued and outstanding as of June 30, 2014 and December 31, 2013, respectively	3	3
Additional paid-in capital	6,940	6,951
Retained earnings (accumulated deficit)	539	(55)
Accumulated other comprehensive income (loss), net	(72)	44

Total TWC shareholders’ equity	7,410	6,943
Noncontrolling interests	4	4

Total equity	7,414	6,947

Total liabilities and equity	$48,456	$48,273

See accompanying notes.

TIME WARNER CABLE INC.

CONSOLIDATED STATEMENT OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
		(recast)		(recast)
	(in millions, except per share data)
Revenue	$5,726	$5,550	$11,308	$11,025
Costs and expenses:
Programming and content	1,341	1,234	2,650	2,509
Sales and marketing	544	496	1,099	969
Technical operations	371	363	742	735
Customer care	207	187	412	384
Other operating	1,209	1,233	2,371	2,479
Depreciation	795	792	1,570	1,581
Amortization	35	31	68	63
Merger-related and restructuring costs	61	27	141	58

Total costs and expenses	4,563	4,363	9,053	8,778

Operating Income	1,163	1,187	2,255	2,247
Interest expense, net	(349)	(398)	(713)	(796)
Other income, net	8	11	23	10

Income before income taxes	822	800	1,565	1,461
Income tax provision	(323)	(319)	(587)	(579)

Net income	499	481	978	882
Less: Net income attributable to noncontrolling interests	—	—	—	—

Net income attributable to TWC shareholders	$499	$481	$978	$882

Net income per common share attributable to TWC common shareholders:
Basic	$1.77	$1.65	$3.48	$3.00

Diluted	$1.76	$1.64	$3.46	$2.98

Average common shares outstanding:
Basic	278.8	289.6	278.3	292.4

Diluted	282.4	293.3	282.1	296.3

Cash dividends declared per share of common stock	$0.75	$0.65	$1.50	$1.30

See accompanying notes.

TIME WARNER CABLE INC.

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(in millions)
Net income	$499	$481	$978	$882
Change in accumulated unrealized losses on pension benefit obligation, net of income tax benefit (provision) of $16 million and $(21) million for the three months ended June 30, 2014 and 2013, respectively, and $16 million and $(28) million for the six months ended June 30, 2014 and 2013, respectively	(24)	34	(25)	46
Change in accumulated deferred gains (losses) on cash flow hedges, net of income tax benefit (provision) of $28 million and $(3) million for the three months ended June 30, 2014 and 2013, respectively, and $57 million and $(10) million for the six months ended June 30, 2014 and 2013, respectively	(46)	3	(91)	14

Other comprehensive income (loss)	(70)	37	(116)	60

Comprehensive income	429	518	862	942
Less: Comprehensive income attributable to noncontrolling interests	—	—	—	—

Comprehensive income attributable to TWC shareholders	$429	$518	$862	$942

See accompanying notes.

TIME WARNER CABLE INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2014	2013
	(in millions)
OPERATING ACTIVITIES
Net income	$978	$882
Adjustments for noncash and nonoperating items:
Depreciation	1,570	1,581
Amortization	68	63
Income from equity-method investments, net of cash distributions	(16)	(9)
Deferred income taxes	123	224
Equity-based compensation expense	93	74
Excess tax benefit from equity-based compensation	(99)	(66)
Changes in operating assets and liabilities, net of acquisitions and dispositions:
Receivables	41	30
Accounts payable and other liabilities	326	138
Other changes	8	28

Cash provided by operating activities	3,092	2,945

INVESTING ACTIVITIES
Capital expenditures	(2,074)	(1,597)
Purchases of investments	(2)	(581)
Return of capital from investees	—	7
Proceeds from sale, maturity and collection of investments	18	151
Acquisition of intangible assets	(24)	(20)
Other investing activities	15	13

Cash used by investing activities	(2,067)	(2,027)

FINANCING ACTIVITIES
Short-term borrowings, net	1,147	—
Repayments of long-term debt	(1,750)	—
Dividends paid	(428)	(386)
Repurchases of common stock	(259)	(1,304)
Proceeds from exercise of stock options	118	88
Excess tax benefit from equity-based compensation	99	66
Taxes paid in cash in lieu of shares issued for equity-based compensation	(68)	(55)
Other financing activities	(6)	(8)

Cash used by financing activities	(1,147)	(1,599)

Decrease in cash and equivalents	(122)	(681)
Cash and equivalents at beginning of period	525	3,304

Cash and equivalents at end of period	$403	$2,623

See accompanying notes.

TIME WARNER CABLE INC.

CONSOLIDATED STATEMENT OF EQUITY

(Unaudited)

	TWC Shareholders’ Equity	Non- controlling Interests	Total Equity
	(in millions)
Balance as of December 31, 2012	$7,279	$4	$7,283
Net income	882	—	882
Other comprehensive income	60	—	60
Cash dividends declared ($1.30 per common share)	(385)	—	(385)
Repurchase and retirement of common stock	(1,298)	—	(1,298)
Equity-based compensation expense	74	—	74
Excess tax benefit realized from equity-based compensation	66	—	66
Shares issued upon exercise of stock options	88	—	88
Taxes paid in lieu of shares issued for equity-based compensation	(55)	—	(55)
Other changes	(3)	—	(3)

Balance as of June 30, 2013	$6,708	$4	$6,712

Balance as of December 31, 2013	$6,943	$4	$6,947
Net income	978	—	978
Other comprehensive loss	(116)	—	(116)
Cash dividends declared ($1.50 per common share)	(428)	—	(428)
Repurchase and retirement of common stock	(208)	—	(208)
Equity-based compensation expense	93	—	93
Excess tax benefit realized from equity-based compensation	99	—	99
Shares issued upon exercise of stock options	118	—	118
Taxes paid in lieu of shares issued for equity-based compensation	(68)	—	(68)
Other changes	(1)	—	(1)

Balance as of June 30, 2014	$7,410	$4	$7,414

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

On February 12, 2014, the Company entered into an Agreement and Plan of Merger with Comcast Corporation (“Comcast”) whereby the Company agreed to merge with and into a 100% owned subsidiary of Comcast. Refer to Note 3 for further details regarding the merger with Comcast.

On April 25, 2014, Comcast entered into a binding agreement with Charter Communications, Inc., (“Charter”), which contemplates three transactions: (1) a contribution, spin-off and merger transaction, (2) an asset exchange and (3) a sale of assets, all of which are subject to a number of conditions. Refer to Note 3 for further details regarding Comcast’s transactions with Charter.

Basis of Presentation

Changes in Basis of Presentation

Effective in the first quarter of 2014, the Company determined it has three reportable segments: Residential Services, Business Services and Other Operations. The Company’s reportable segments have been determined based on how management evaluates and manages the business. The Company has recast its financial information and disclosures for the prior periods to reflect the segment disclosures as if the current presentation had been in effect throughout all periods presented. Refer to Note 11 for further information regarding the Company’s segment information.

Additionally, during the first quarter of 2014, the Company revised its categorization of operating costs and expenses to be consistent with how such costs and expenses are presented to management and to provide a more meaningful presentation. The Company has recast the consolidated financial statements, financial information and disclosures of operating costs and expenses for the prior periods to reflect the new categorization, which had no impact on total operating costs and expenses, Operating Income or net income attributable to TWC shareholders for any period presented. The Company’s operating costs and expenses are presented in the following categories: (i) programming and content, (ii) sales and marketing, (iii) technical operations, (iv) customer care and (v) other operating costs.

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

Interim Financial Statements

The consolidated financial statements are unaudited; however, in the opinion of management, they contain all the adjustments (consisting of those of a normal recurring nature) considered necessary to present fairly the financial position, results of operations and cash flows for the periods presented in conformity with GAAP applicable to interim periods. The consolidated financial statements should be read in conjunction with the audited consolidated financial statements of TWC for the year ended December 31, 2013 as recast in the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission (the “SEC”) on April 24, 2014.

2.	RECENT ACCOUNTING STANDARDS

Accounting Standards Not Yet Adopted

Revenue from Contracts with Customers

In May 2014, the FASB issued authoritative guidance that outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most recent current revenue recognition guidance, including industry-specific guidance. The core principle of the revenue model is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance also specifies the accounting for certain incremental costs of obtaining a contract and costs to fulfill a contract with a customer. Entities have the option of applying either a full retrospective approach to all periods presented or a modified approach that reflects differences prior to the date of adoption as an adjustment to equity. This guidance will be effective for TWC on January 1, 2017 and the Company is currently assessing the impact of this guidance on its consolidated financial statements.

3.	COMCAST MERGER

On February 12, 2014, the Company entered into an Agreement and Plan of Merger with Comcast whereby the Company agreed to merge with and into a 100% owned subsidiary of Comcast (the “Comcast merger”). Upon completion of the Comcast merger, all of the outstanding shares of the Company will be cancelled and each issued and outstanding share will be converted into the right to receive 2.875 shares of Class A common stock of Comcast. Merger integration planning is underway, with the Company and Comcast working toward a closing by year-end 2014, subject to receipt of shareholder and regulatory approvals, as well as satisfaction of certain other closing conditions.

On April 25, 2014, Comcast entered into a binding agreement with Charter, which contemplates three transactions (the “divestiture transactions”): (1) a contribution, spin-off and merger transaction, (2) an asset exchange and (3) a sale of assets. The completion of the divestiture transactions will result in the combined company divesting a net total of approximately 3.9 million video subscribers, a portion of which are TWC subscribers (primarily in the Midwest). The divestiture transactions are expected to occur contemporaneously with one another and are conditioned upon and will occur following the closing of the Comcast merger. They are also subject to a number of other conditions. The Comcast merger is not conditioned upon the closing of the divestiture transactions and, accordingly, the Comcast merger can be completed regardless of whether the divestiture transactions are ultimately completed.

TIME WARNER CABLE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

Set forth below is a reconciliation of net income attributable to TWC common shareholders per basic and diluted common share (in millions, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net income attributable to TWC common shareholders	$494	$479	$969	$877
Net income allocated to participating securities(a)	5	2	9	5

Net income attributable to TWC shareholders	$499	$481	$978	$882

Weighted-average basic common shares outstanding	278.8	289.6	278.3	292.4
Dilutive effect of nonparticipating equity awards	1.8	1.6	1.9	1.7
Dilutive effect of participating equity awards(a)	1.8	2.1	1.9	2.2

Weighted-average diluted common shares outstanding	282.4	293.3	282.1	296.3

Net income per common share attributable to TWC common shareholders:
Basic	$1.77	$1.65	$3.48	$3.00

Diluted	$1.76	$1.64	$3.46	$2.98

(a)	The Company’s restricted stock units granted to employees and non-employee directors are considered participating securities with respect to regular quarterly cash dividends.

5.	GOODWILL AND INDEFINITE-LIVED INTANGIBLE ASSETS

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

TIME WARNER CABLE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

6.	DERIVATIVE FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The fair values of assets and liabilities associated with the Company’s derivative financial instruments recorded in the consolidated balance sheet as of June 30, 2014 and December 31, 2013 consisted of the following (in millions):

	Assets		Liabilities
	June 30, 2014	December 31, 2013	June 30, 2014	December 31, 2013
Interest rate swaps(a)(b)	$123	$135	$22	$50
Cross-currency swaps(a)(c)	242	321	—	—
Equity award reimbursement obligation(d)	—	—	—	11

Total	$365	$456	$22	$61

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

(b)

Of the total amount of interest rate swap assets recorded as of June 30, 2014 and December 31, 2013, $7 million and $8 million, respectively, is recorded in other current assets in the consolidated balance sheet. The total amount of interest rate swap liabilities recorded as of June 30, 2014 and December 31, 2013 is recorded in other liabilities in the consolidated balance sheet.

(c)	The fair values of the assets and liabilities associated with cross-currency swaps are recorded in other assets and other liabilities, respectively, in the consolidated balance sheet.
(d)	The fair value of the equity award reimbursement obligation was recorded in other current liabilities in the consolidated balance sheet as of December 31, 2013.

Fair Value Hedges

The Company uses interest rate swaps to manage interest rate risk by effectively converting fixed-rate debt into variable-rate debt. Under such contracts, the Company is entitled to receive semi-annual interest payments at fixed rates and is required to make semi-annual interest payments at variable rates, without exchange of the underlying principal amount. Such contracts are designated as fair value hedges. The Company recognized no gain or loss related to its interest rate swaps because the changes in the fair values of such instruments were completely offset by the changes in the fair values of the hedged fixed-rate debt. The fair value of interest rate swaps was determined using a DCF analysis based on the terms of the contract and expected forward interest rates, and incorporates the credit risk of the Company and each counterparty (a Level 2 fair value measurement). The following table summarizes the terms of the Company’s existing fixed to variable interest rate swaps as of June 30, 2014 and December 31, 2013:

	June 30, 2014	December 31, 2013
Maturities	2015-2019	2014-2019
Notional amount (in millions)	$6,100	$7,850
Weighted-average pay rate (variable based on LIBOR plus variable margins)	4.76%	4.89%
Weighted-average receive rate (fixed)	6.58%	6.86%

The notional amounts of interest rate instruments, as presented in the above table, are used to measure interest to be paid or received and do not represent the amount of exposure to credit loss.

Cash Flow Hedges

The Company uses cross-currency swaps to manage foreign exchange risk related to foreign currency denominated debt by effectively converting foreign currency denominated debt, including annual interest payments and the payment of principal at maturity, to U.S. dollar denominated debt. Such contracts are designated as cash flow hedges. The Company has

TIME WARNER CABLE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

entered into cross-currency swaps to effectively convert its £1.275 billion aggregate principal amount of fixed-rate British pound sterling denominated debt, including annual interest payments and the payment of principal at maturity, to fixed-rate U.S. dollar denominated debt. The cross-currency swaps have maturities of June 2031 and July 2042. The fair value of cross-currency swaps was determined using a DCF analysis based on expected forward interest and exchange rates, and incorporates the credit risk of the Company and each counterparty (a Level 2 fair value measurement). The following table summarizes the deferred gain (loss) activity related to cash flow hedges recognized in accumulated other comprehensive income (loss), net, and reclassified into other income, net, for the three and six months ended June 30, 2014 and 2013 (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Deferred gains (losses) recognized:
Cross-currency swaps	$(17)	$8	$(79)	$(109)
Deferred (gains) losses reclassified into earnings:
Cross-currency swaps(a)	(57)	(2)	(69)	133

Total net deferred gains (losses) recognized	(74)	6	(148)	24
Income tax (provision) benefit	28	(3)	57	(10)

Total net deferred gains (losses) recognized, net of tax	$(46)	$3	$(91)	$14

(a)

Deferred gains (losses) on cross-currency swaps were reclassified from accumulated other comprehensive income (loss), net, to other income, net, which offsets the re-measurement gains (losses) recognized in other income, net, on the British pound sterling denominated debt.

Any ineffectiveness related to the Company’s cash flow hedges has been and is expected to be immaterial.

Equity Award Reimbursement Obligation

Prior to 2007, some of TWC’s employees were granted options to purchase shares of Time Warner Inc. (“Time Warner”) common stock in connection with their past employment with subsidiaries and affiliates of Time Warner, including TWC. Upon the exercise of Time Warner stock options held by TWC employees, TWC was obligated to reimburse Time Warner for the excess of the market price of Time Warner common stock on the day of exercise over the option exercise price (the “intrinsic” value of the award). The Company recorded the equity award reimbursement obligation at fair value in other current liabilities in the consolidated balance sheet. The change in the equity award reimbursement obligation fluctuated primarily with the fair value and expected volatility of Time Warner common stock and changes in fair value were recorded in other income, net, in the period of change. On March 12, 2014, all remaining outstanding Time Warner stock options held by TWC employees expired and the Company was obligated to reimburse Time Warner $6 million, which consisted of the intrinsic value of awards exercised through March 12, 2014 for which payment had not yet been made. As of March 12, 2014, the Company no longer viewed this obligation as a derivative financial instrument valued using Level 3 fair value measurements as the $6 million remaining liability was fixed.

Changes in the fair value of the equity award reimbursement obligation, valued using significant unobservable inputs (Level 3), from January 1 through June 30 are presented below (in millions):

	2014	2013
Balance at beginning of period	$11	$19
(Gains) losses recognized in other income, net	(1)	5
Payments to Time Warner for awards exercised	(4)	(13)
Transfer out of Level 3	(6)	—

Balance at end of period	$—	$11

TIME WARNER CABLE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Assets Measured at Fair Value on a Nonrecurring Basis

The Company’s assets measured at fair value on a nonrecurring basis include equity-method investments, long-lived assets, indefinite-lived intangible assets and goodwill. The Company reviews the carrying amounts of such assets whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable or at least annually as of July 1 for indefinite-lived intangible assets and goodwill. Any resulting asset impairment would require that the asset be reduced to its fair value. Refer to Note 5 for further details regarding the Company’s fair value analysis of cable franchise rights and goodwill.

Fair Value of Other Financial Instruments

The Company’s other financial instruments not measured at fair value on a recurring basis include (a) cash and equivalents, receivables, accounts payable, accrued liabilities and borrowings under the Company’s commercial paper program, which are reflected at cost in the consolidated balance sheet, and (b) TWC senior notes and debentures and Time Warner Cable Enterprises LLC (“TWCE”) senior debentures (collectively, the “senior notes and debentures”) not subject to fair value hedge accounting, which are reflected at amortized cost in the consolidated balance sheet. With the exception of the senior notes and debentures, cost approximates fair value for these instruments due to their short-term nature. The carrying value and related estimated fair value of the senior notes and debentures was $23.343 billion and $27.751 billion, respectively, as of June 30, 2014 and $25.003 billion and $25.187 billion, respectively, as of December 31, 2013. Estimated fair values for the senior notes and debentures are determined by reference to the market value of the instrument as quoted on a national securities exchange or in an over-the-counter market (a Level 1 fair value measurement).

7.	TWC SHAREHOLDERS’ EQUITY

Changes in Common Stock

Changes in the Company’s common stock from January 1 through June 30 are presented below (in millions):

	2014	2013
Balance at beginning of period	277.9	297.7
Shares issued under the Company’s equity-based compensation plan	2.9	3.2
Shares repurchased and retired	(1.5)	(13.7)

Balance at end of period	279.3	287.2

Common Stock Repurchase Program

As a result of the Company’s entry into the merger agreement with Comcast, the Company’s $4.0 billion common stock repurchase program (the “Stock Repurchase Program”) was suspended on February 13, 2014. Prior to the merger agreement with Comcast, the Company repurchased 1.5 million shares of TWC common stock for $208 million during 2014. As of June 30, 2014, the Company had $2.723 billion remaining under the Stock Repurchase Program authorization.

TIME WARNER CABLE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Accumulated Other Comprehensive Income (Loss), Net

Changes in accumulated other comprehensive income (loss), net, included in TWC shareholders’ equity from January 1 through June 30 are presented below (in millions):

	2014	2013
Balance at beginning of period	$44	$(663)
Other comprehensive loss before reclassifications, net of tax	(74)	(42)
Amounts reclassified into earnings, net of tax	(42)	102

Other comprehensive income (loss), net of tax	(116)	60

Balance at end of period	$(72)	$(603)

The following table summarizes the changes in the components of accumulated other comprehensive income (loss), net, included in TWC shareholders’ equity from January 1 through June 30 (in millions):

	2014	2013
Unrealized losses on pension benefit obligation:
Balance at beginning of period	$(104)	$(708)
Other comprehensive income (loss) before reclassifications, net of tax	(25)	23
Amounts reclassified into earnings, net of tax:
Amortization of actuarial (gain) loss(a)	(1)	37
Income tax (benefit) provision	1	(14)

Amortization of actuarial loss, net of tax	—	23
Other comprehensive income (loss), net of tax	(25)	46

Balance at end of period	$(129)	$(662)

Deferred gains (losses) on cash flow hedges:
Balance at beginning of period	$149	$45
Other comprehensive loss before reclassifications, net of tax	(49)	(65)
Amounts reclassified into earnings, net of tax:
Effective portion of (gain) loss on cash flow hedges(b)	(69)	133
Income tax (benefit) provision	27	(54)

Effective portion of (gain) loss on cash flow hedges, net of tax	(42)	79
Other comprehensive income (loss), net of tax	(91)	14

Balance at end of period	$58	$59

Other changes:
Balance at beginning and end of period	$(1)	$—

(a)	Amounts are included in the computation of net periodic benefit costs as discussed further in Note 9.
(b)	Amounts are recorded in other income, net, in the consolidated statement of operations as discussed further in Note 6.

8.	EQUITY-BASED COMPENSATION

TWC is authorized under the Company’s stock incentive plan (the “2011 Plan”) to grant restricted stock units (“RSUs”) and options to purchase shares of TWC common stock to its employees and non-employee directors. As of June 30, 2014, the 2011 Plan provides for the issuance of up to 20.0 million shares of TWC common stock, of which 8.7 million shares were available for grant.

TIME WARNER CABLE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Equity-based compensation expense recognized for the three and six months ended June 30, 2014 and 2013 was as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Restricted stock units(a)	$38	$22	$81	$50
Stock options	5	10	12	24

Total equity-based compensation expense(a)	$43	$32	$93	$74

(a)

For the three and six months ended June 30, 2014, amounts include $14 million and $23 million, respectively, of equity-based compensation expense recognized in merger-related and restructuring costs in the consolidated statement of operations.

Restricted Stock Units

For the six months ended June 30, 2014, TWC granted 3.676 million RSUs at a weighted-average grant date fair value of $135.42 per RSU, which included 143,000 RSUs subject to performance-based vesting conditions (“PBUs”) at a weighted-average grant date fair value of $135.31 per PBU. For the six months ended June 30, 2013, TWC granted 1.186 million RSUs at a weighted-average grant date fair value of $86.95 per RSU, which included 142,000 PBUs at a weighted-average grant date fair value of $87.31 per PBU. Total unrecognized compensation cost related to unvested RSUs as of June 30, 2014, without taking into account expected forfeitures, was $533 million, which the Company expects to recognize over a weighted-average period of 4.00 years, without taking into account acceleration of vesting.

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

With the exception of the retention grants discussed above, RSUs, including PBUs, generally vest 50% on each of the third and fourth anniversary of the grant date, subject to continued employment and, in the case of PBUs, subject to the satisfaction and certification of the applicable performance conditions. RSUs generally provide for accelerated vesting upon the termination of the grantee’s employment after reaching a specified age and years of service or upon certain terminations of the grantee’s employment within 24 months following the closing of the Comcast merger and, in the case of PBUs, subject to the satisfaction and certification of the applicable performance conditions. PBUs are subject to forfeiture if the applicable performance condition is not satisfied. RSUs awarded to non-employee directors are not subject to vesting or forfeiture restrictions and the shares underlying the RSUs will generally be issued in connection with a director’s termination of service as a director. Pursuant to the directors’ compensation program, certain directors with more than three years of service on the Board of Directors have elected an in-service vesting period for their RSU awards. Holders of RSUs are generally entitled to receive cash dividend equivalents or retained distributions related to regular cash dividends or other distributions, respectively, paid by TWC. In the case of PBUs, the receipt of the dividend equivalents is subject to the satisfaction and certification of the applicable performance conditions. Retained distributions are subject to the vesting requirements of the underlying RSUs. Upon the vesting of a RSU, shares of TWC common stock may be issued from authorized but unissued shares or from treasury stock, if any.

TIME WARNER CABLE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Stock Options

For the six months ended June 30, 2014, TWC granted no stock options. For the six months ended June 30, 2013, TWC granted 2.493 million stock options at a weighted-average grant date fair value of $15.49 per option, which included 302,000 stock options subject to performance-based vesting conditions (“PBOs”) at a weighted-average grant date fair value of $15.57 per PBO. Total unrecognized compensation cost related to unvested stock options as of June 30, 2014, without taking into account expected forfeitures, was $33 million, which the Company expects to recognize over a weighted-average period of 2.09 years, without taking into account acceleration of vesting.

Stock options, including PBOs, have exercise prices equal to the fair market value of TWC common stock at the date of grant. Generally, stock options vest ratably over a four-year vesting period and expire ten years from the date of grant, subject to continued employment and, in the case of PBOs, subject to the satisfaction and certification of the applicable performance condition. Certain stock option awards provide for accelerated vesting upon the termination of the grantee’s employment after reaching a specified age and years of service or upon certain terminations of the grantee’s employment within 24 months following the closing of the Comcast merger and, in the case of PBOs, subject to the satisfaction and certification of the applicable performance conditions. PBOs are subject to forfeiture if the applicable performance condition is not satisfied. Upon the exercise of a stock option, shares of TWC common stock may be issued from authorized but unissued shares or from treasury stock, if any.

The table below presents the assumptions used to value stock options at their grant date for the six months ended June 30, 2013 and reflects the weighted average of all awards granted within the period:

Expected volatility	26.14%
Expected term to exercise from grant date (in years)	5.94
Risk-free rate	1.18%
Expected dividend yield	2.99%

9.	PENSION COSTS

TWC sponsors the Time Warner Cable Pension Plan (the “TWC Pension Plan”) and the Time Warner Cable Union Pension Plan (the “Union Pension Plan” and, together with the TWC Pension Plan, the “qualified pension plans”), both qualified defined benefit pension plans, that together provide pension benefits to a majority of the Company’s employees. TWC also provides a nonqualified defined benefit pension plan for certain employees (the “nonqualified pension plan” and, together with the qualified pension plans, the “pension plans”). Pension benefits are based on formulas that reflect the employees’ years of service and compensation during their employment period. TWC uses a December 31 measurement date for its pension plans. The components of net periodic benefit costs for the three and six months ended June 30, 2014 and 2013 is as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Service cost	$43	$49	$86	$102
Interest cost	36	34	72	69
Expected return on plan assets	(58)	(53)	(116)	(106)
Amounts amortized	—	18	(1)	37

Net periodic benefit costs	$21	$48	$41	$102

The Company made no cash contributions to the qualified pension plans during the six months ended June 30, 2014, and does not expect to make any discretionary cash contributions to the qualified pension plans during the remainder of 2014. For the nonqualified pension plan, the Company will continue to make contributions during the remainder of 2014 to the extent benefits are paid.

TIME WARNER CABLE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

10.	MERGER-RELATED AND RESTRUCTURING COSTS

Merger-related and restructuring costs for the three and six months ended June 30, 2014 and 2013 consisted of the following (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Merger-related costs	$52	$5	$115	$7
Restructuring costs	9	22	26	51

Total merger-related and restructuring costs	$61	$27	$141	$58

Merger-related Costs

For the three and six months ended June 30, 2014, the Company incurred merger-related costs of $52 million and $115 million, respectively. These costs primarily consisted of Comcast merger-related costs, which, for the three and six months ended June 30, 2014, included employee retention costs of $40 million and $69 million, respectively, and advisory and legal fees of $9 million and $42 million, respectively. Merger-related costs for the three and six months ended June 30, 2014 also included $3 million and $4 million, respectively, incurred in connection with the acquisition of DukeNet Communications, LLC. During the three and six months ended June 30, 2013, the Company incurred merger-related costs of $5 million and $7 million, respectively, in connection with the acquisition of Insight Communications Company, Inc. The Company expects to incur additional merger-related costs during the remainder of 2014 in connection with the Comcast merger. Changes in the Company’s accruals for merger-related costs are presented below (in millions):

	Employee Costs	Other Costs	Total
Remaining liability as of December 31, 2012	$7	$7	$14
Costs incurred	—	13	13
Cash paid(a)	(4)	(17)	(21)

Remaining liability as of December 31, 2013	3	3	6
Costs incurred	49	43	92
Cash paid	(4)	(33)	(37)

Remaining liability as of June 30, 2014(b)	$48	$13	$61

(a)	Of the total cash paid in 2013, $12 million was paid during the six months ended June 30, 2013.
(b)	The remaining $61 million liability as of June 30, 2014 is classified as a current liability in the consolidated balance sheet.

In addition to the cash settled liabilities shown in the table above, the Company also issued retention RSUs, as discussed in Note 8, which resulted in additional merger-related costs of $14 million and $23 million for the three and six months ended June 30, 2014, respectively.

TIME WARNER CABLE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Restructuring Costs

The Company incurred restructuring costs of $9 million and $26 million for the three and six months ended June 30, 2014, respectively, and $22 million and $51 million for the three and six months ended June 30, 2013, respectively, primarily related to employee terminations and other exit costs. The Company expects to incur additional restructuring costs during the remainder of 2014. Changes in the Company’s restructuring reserves are presented below (in millions):

	Employee Termination Costs	Other Exit Costs	Total
Remaining liability as of December 31, 2012	$24	$3	$27
Costs incurred	88	18	106
Cash paid(a)	(73)	(17)	(90)

Remaining liability as of December 31, 2013	39	4	43
Costs incurred	14	12	26
Cash paid	(34)	(16)	(50)

Remaining liability as of June 30, 2014(b)	$19	$—	$19

(a)	Of the total cash paid in 2013, $52 million was paid during the six months ended June 30, 2013.
(b)

Of the remaining liability as of June 30, 2014, $16 million is classified as a current liability, with the remaining amount classified as a noncurrent liability in the consolidated balance sheet. Amounts are expected to be paid through March 2018.

11.	SEGMENT INFORMATION

Effective in the first quarter of 2014, the Company determined it has three reportable segments, which have been determined based on how management evaluates and manages the business. The Company has recast its financial information and disclosures for the prior periods to reflect the segment disclosures as if the current presentation had been in effect throughout all periods presented.

The Company classifies its operations into the following reportable segments:

•

Residential Services, which principally consists of video, high-speed data and voice services provided to residential customers as well as other residential services, including security and home management services.

•

Business Services, which principally consists of data, video and voice services provided to business customers as well as other business services, including enterprise-class, cloud-enabled hosting, managed applications and services.

•

Other Operations, which principally consists of (i) Time Warner Cable Media (“TWC Media”), the advertising sales arm of TWC, (ii) TWC-owned and/or operated regional sports networks (“RSNs”) and local sports, news and lifestyle channels (e.g., Time Warner Cable News NY1) and (iii) other operating revenues and costs, including those derived from the Advance/Newhouse Partnership and home shopping network-related services. The business units reflected in the Other Operations segment individually do not meet the thresholds to be reported as separate reportable segments.

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

TIME WARNER CABLE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

Segment information for the three and six months ended June 30, 2014 and 2013 is as follows (in millions):

	Three Months Ended June 30, 2014
	Residential Services Segment	Business Services Segment	Other Operations Segment	Shared Functions	Intersegment Eliminations	Total Consolidated
Revenue(a)	$4,662	$691	$436	$—	$(63)	$5,726
Operating costs and expenses	(2,470)	(282)	(263)	(720)	63	(3,672)
Merger-related and restructuring costs	—	—	—	(61)	—	(61)

OIBDA	$2,192	$409	$173	$(781)	$—	1,993

Depreciation						(795)
Amortization						(35)

Operating Income						$1,163

	Three Months Ended June 30, 2013
	Residential Services Segment	Business Services Segment	Other Operations Segment	Shared Functions	Intersegment Eliminations	Total Consolidated
Revenue(a)	$4,632	$565	$403	$—	$(50)	$5,550
Operating costs and expenses	(2,432)	(239)	(169)	(723)	50	(3,513)
Merger-related and restructuring costs	—	—	—	(27)	—	(27)

OIBDA	$2,200	$326	$234	$(750)	$—	2,010

Depreciation						(792)
Amortization						(31)

Operating Income						$1,187

	Six Months Ended June 30, 2014
	Residential Services Segment	Business Services Segment	Other Operations Segment	Shared Functions	Intersegment Eliminations	Total Consolidated
Revenue(a)	$9,230	$1,359	$836	$—	$(117)	$11,308
Operating costs and expenses	(4,906)	(548)	(490)	(1,447)	117	(7,274)
Merger-related and restructuring costs	—	—	—	(141)	—	(141)

OIBDA	$4,324	$811	$346	$(1,588)	$—	3,893

Depreciation						(1,570)
Amortization						(68)

Operating Income						$2,255

TIME WARNER CABLE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

	Six Months Ended June 30, 2013
	Residential Services Segment	Business Services Segment	Other Operations Segment	Shared Functions	Intersegment Eliminations	Total Consolidated
Revenue(a)	$9,243	$1,102	$780	$—	$(100)	$11,025
Operating costs and expenses	(4,872)	(464)	(381)	(1,459)	100	(7,076)
Merger-related and restructuring costs	—	—	—	(58)	—	(58)

OIBDA	$4,371	$638	$399	$(1,517)	$—	3,891

Depreciation						(1,581)
Amortization						(63)

Operating Income						$2,247

(a)	Revenue derived from outside the U.S. was insignificant in all periods presented. No single customer accounted for a significant amount of revenue in any period presented.

Intersegment Eliminations relates to the programming provided to the Residential Services and Business Services segments by the Company’s RSNs and local sports, news and lifestyle channels. These services are reflected as programming expense for the Residential Services and Business Services segments and as revenue for the Other Operations segment.

Intersegment revenue for the three and six months ended June 30, 2014 and 2013 consisted of the following (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Residential Services	$—	$—	$—	$—
Business Services	—	—	—	—
Other Operations	63	50	117	100

Total intersegment revenue	$63	$50	$117	$100

TIME WARNER CABLE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The Company’s revenue for the three and six months ended June 30, 2014 and 2013 was derived from the following sources (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Residential Services revenue:
Video	$2,546	$2,674	$5,041	$5,345
High-speed data	1,606	1,424	3,164	2,830
Voice	490	517	986	1,036
Other	20	17	39	32

Total Residential Services revenue	4,662	4,632	9,230	9,243
Business Services revenue:
Video	90	87	179	171
High-speed data	331	268	637	524
Voice	123	102	241	198
Wholesale transport	97	61	198	116
Other	50	47	104	93

Total Business Services revenue	691	565	1,359	1,102
Other Operations revenue:
Advertising	272	260	519	488
Other	164	143	317	292

Total Other Operations revenue	436	403	836	780
Intersegment eliminations	(63)	(50)	(117)	(100)

Total revenue	$5,726	$5,550	$11,308	$11,025

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

TIME WARNER CABLE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

12.	COMMITMENTS AND CONTINGENCIES

Legal Proceedings

Following the announcement of the Comcast merger on February 13, 2014, eight putative class action complaints challenging the merger were filed on behalf of purported TWC stockholders, seven in the Supreme Court of the State of New York, County of New York and one in the Court of Chancery of the State of Delaware. These complaints were captioned: Barrett v. Time Warner Cable Inc., et al. (N.Y. Sup. Ct.); Karl Graulich IRA v. Marcus, et al. (N.Y. Sup. Ct.); Wedeking v. Time Warner Cable Inc., et al. (N.Y. Sup. Ct.); Lassoff v. Time Warner Cable Inc., et al. (N.Y. Sup. Ct.); Thomas v. Marcus, et al. (N.Y. Sup. Ct.); Tangarone v. Time Warner Cable Inc., et al. (N.Y. Sup. Ct.); Louisiana Municipal Police Employees’ Retirement System v. Black, et al. (Del. Ch.); and Empire State Supply Corp. v. Time Warner Cable Inc., et al. (N.Y. Sup. Ct.). On March 25, 2014, the plaintiff in Tangarone v. Time Warner Cable Inc. voluntarily discontinued the action in the New York Supreme Court and re-filed the action in the Court of Chancery of the State of Delaware under the caption Tangarone v. Time Warner Cable Inc., et al. (Del. Ch.). Likewise, on March 26, 2014, the plaintiffs in Empire State Supply Corp. v. Time Warner Cable Inc., et al. voluntarily discontinued the action in the New York Supreme Court, and re-filed the action on March 27, 2014 in the Court of Chancery of the State of Delaware under the caption Empire State Supply Corp. v. Time Warner Cable Inc., et al. (Del. Ch.). On March 28, 2014, the plaintiffs in Louisiana Municipal Police Employees’ Retirement System v. Black, et al. (Del. Ch.) filed an amended complaint. On April 2, 2014, the Court orally granted a motion to consolidate the pending actions in the New York Supreme Court under the caption Barrett, et al. v. Time Warner Cable Inc., et al. (N.Y. Sup. Ct.), which the Court did formally by written order on April 15, 2014. On April 3, 2014, the plaintiffs in Barrett, et al. v. Time Warner Cable Inc., et al. (N.Y. Sup. Ct.) filed a consolidated amended complaint. The various complaints name as defendants the Company, the members of the Company’s Board of Directors, Comcast and Tango Acquisition Sub, Inc. (“Merger Sub”). The complaints assert that the members of the Company’s Board of Directors breached their fiduciary duties to the Company’s stockholders during the Comcast merger negotiations and by entering into the Comcast merger agreement and approving the Comcast merger, and that Comcast and Merger Sub aided and abetted such breaches of fiduciary duties. The complaints also allege that the Company and its Board of Directors failed to disclose in the registration statement related to the Comcast merger material facts relating to the merger. The complaints seek, among other relief, injunctive relief enjoining the shareholder vote on the Comcast merger and the Comcast merger, unspecified declaratory and equitable relief, compensatory damages in an unspecified amount, and costs and fees. On July 22, 2014, the parties to the litigation entered into a memorandum of understanding reflecting the terms of an agreement, subject to final approval by the New York Supreme Court and certain other conditions, to settle all of the outstanding litigation challenging the merger. The Company believes that the claims asserted against it in the lawsuits are without merit and, if the settlement does not receive final approval by the New York Supreme Court or otherwise is not consummated, intends to defend the litigation vigorously.

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

(Unaudited)

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

On August 9, 2010, the plaintiffs in Michelle Downs and Laurie Jarrett, et al. v. Insight Communications Company, L.P. filed a second amended complaint in a purported class action in the U.S. District Court for the Western District of Kentucky alleging that Insight Communications Company, L.P. violated Section 1 of the Sherman Antitrust Act by tying the sales of premium cable television services to the leasing of set-top converter boxes, which is similar to the federal claim against the Company in In re: Set-Top Cable Television Box Antitrust Litigation, discussed above. The plaintiffs are seeking, among other things, unspecified treble monetary damages and an injunction to cease such alleged practices. On July 19, 2013, the Company filed a motion for summary judgment, which argued that Insight Communications Company, L.P. did not coerce the plaintiffs to lease a set-top converter box, a necessary element of the plaintiffs’ claim, which the court granted on July 29, 2014. The time to appeal this decision has not yet expired. If the decision is appealed, the Company will defend against this lawsuit vigorously. The Company is unable to predict the outcome of this lawsuit or reasonably estimate a range of possible loss.

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

TIME WARNER CABLE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

13.	ADDITIONAL FINANCIAL INFORMATION

Other Current Assets

Other current assets as of June 30, 2014 and December 31, 2013 consisted of the following (in millions):

	June 30, 2014	December 31, 2013
Prepaid income taxes	$67	$142
Other prepaid expenses	228	155
Other current assets	36	34

Total other current assets	$331	$331

Other Current Liabilities

Other current liabilities as of June 30, 2014 and December 31, 2013 consisted of the following (in millions):

	June 30, 2014	December 31, 2013
Accrued interest	$481	$529
Accrued compensation and benefits	385	394
Accrued insurance	195	185
Accrued sales and other taxes	297	132
Accrued franchise fees	145	155
Other accrued expenses	453	442

Total other current liabilities	$1,956	$1,837

Interest Expense, Net

Interest expense, net, for the three and six months ended June 30, 2014 and 2013 consisted of the following (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Interest expense	$(349)	$(399)	$(713)	$(799)
Interest income	—	1	—	3

Interest expense, net	$(349)	$(398)	$(713)	$(796)

Other Income, Net

Other income, net, for the three and six months ended June 30, 2014 and 2013 consisted of the following (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Income from equity-method investments, net	$8	$9	$22	$14
Gain (loss) on equity award reimbursement obligation to Time Warner	—	—	1	(5)
Other	—	2	—	1

Other income, net	$8	$11	$23	$10

TIME WARNER CABLE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Related Party Transactions

The Company’s transactions with related parties (i.e., equity-method investees) for the three and six months ended June 30, 2014 and 2013 consisted of the following (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Revenue	$2	$3	$3	$4

Costs and expenses:
Programming and content	$(48)	$(64)	$(93)	$(105)
Other operating	(4)	(2)	(10)	(8)

Total costs and expenses	$(52)	$(66)	$(103)	$(113)

Supplemental Cash Flow Information

Additional financial information with respect to cash (payments) and receipts for the six months ended June 30, 2014 and 2013 is as follows (in millions):

	Six Months Ended June 30,
	2014	2013
Cash paid for interest	$(819)	$(880)
Interest income received(a)	74	78

Cash paid for interest, net	$(745)	$(802)

Cash paid for income taxes	$(98)	$(191)
Cash refunds of income taxes	3	1

Cash paid for income taxes, net	$(95)	$(190)

(a)	Interest income received includes amounts received under interest rate swap contracts.

The consolidated statement of cash flows for the six months ended June 30, 2013 includes (a) purchases of short-term investments in U.S. Treasury securities of $575 million (included in purchases of investments) and (b) proceeds from the maturity of short-term investments in U.S. Treasury securities of $150 million (included in proceeds from sale, maturity and collection of investments).

The consolidated statement of cash flows for the six months ended June 30, 2013 does not reflect $26 million of common stock repurchases that were included in other current liabilities as of June 30, 2013 for which payment was made in July 2013.

14.	CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

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

TIME WARNER CABLE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The Company’s condensed consolidating financial information as of June 30, 2014 and December 31, 2013 and for the three and six months ended June 30, 2014 and 2013 is as follows (in millions):

Condensed Consolidating Balance Sheet as of June 30, 2014

	Parent Company	Guarantor Subsidiary	Non- Guarantor Subsidiaries	Eliminations	TWC Consolidated
ASSETS
Current assets:
Cash and equivalents	$184	$—	$219	$—	$403
Receivables, net	34	—	872	—	906
Receivables from affiliated parties	210	—	27	(237)	—
Deferred income tax assets	8	—	341	(1)	348
Other current assets	39	49	243	—	331

Total current assets	475	49	1,702	(238)	1,988
Investments in and amounts due from consolidated subsidiaries	43,582	44,793	7,641	(96,016)	—
Investments	—	55	13	—	68
Property, plant and equipment, net	—	29	15,575	—	15,604
Intangible assets subject to amortization, net	—	5	571	—	576
Intangible assets not subject to amortization	—	—	26,012	—	26,012
Goodwill	—	—	3,137	—	3,137
Other assets	990	—	81	—	1,071

Total assets	$45,047	$44,931	$54,732	$(96,254)	$48,456

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$—	$—	$565	$—	$565
Deferred revenue and subscriber- related liabilities	—	—	195	—	195
Payables to affiliated parties	27	207	3	(237)	—
Accrued programming and content expense	—	—	895	—	895
Current maturities of long-term debt	1,654	—	9	—	1,663
Other current liabilities	702	64	1,191	(1)	1,956

Total current liabilities	2,383	271	2,858	(238)	5,274
Long-term debt	20,774	2,063	80	—	22,917
Deferred income tax liabilities, net	278	150	11,734	—	12,162
Long-term payables to affiliated parties	7,641	14,702	—	(22,343)	—
Other liabilities	117	94	478	—	689
TWC shareholders’ equity:
Due to (from) TWC and subsidiaries	6,444	860	(7,304)	—	—
Other TWC shareholders’ equity	7,410	26,791	46,882	(73,673)	7,410

Total TWC shareholders’ equity	13,854	27,651	39,578	(73,673)	7,410
Noncontrolling interests	—	—	4	—	4

Total equity	13,854	27,651	39,582	(73,673)	7,414

Total liabilities and equity	$45,047	$44,931	$54,732	$(96,254)	$48,456

TIME WARNER CABLE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Condensed Consolidating Balance Sheet as of December 31, 2013

	Parent Company	Guarantor Subsidiary	Non- Guarantor Subsidiaries	Eliminations	TWC Consolidated
ASSETS
Current assets:
Cash and equivalents	$316	$—	$209	$—	$525
Receivables, net	63	1	890	—	954
Receivables from affiliated parties	158	—	28	(186)	—
Deferred income tax assets	5	9	320	—	334
Other current assets	120	42	169	—	331

Total current assets	662	52	1,616	(186)	2,144
Investments in and amounts due from consolidated subsidiaries	42,492	43,285	7,641	(93,418)	—
Investments	—	43	13	—	56
Property, plant and equipment, net	—	30	15,026	—	15,056
Intangible assets subject to amortization, net	—	6	546	—	552
Intangible assets not subject to amortization	—	—	26,012	—	26,012
Goodwill	—	—	3,196	—	3,196
Other assets	1,165	—	92	—	1,257

Total assets	$44,319	$43,416	$54,142	$(93,604)	$48,273

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$—	$—	$565	$—	$565
Deferred revenue and subscriber- related liabilities	—	—	188	—	188
Payables to affiliated parties	28	155	3	(186)	—
Accrued programming and content expense	—	—	869	—	869
Current maturities of long-term debt	1,758	—	9	—	1,767
Other current liabilities	591	67	1,179	—	1,837

Total current liabilities	2,377	222	2,813	(186)	5,226
Long-term debt	21,179	2,065	41	—	23,285
Deferred income tax liabilities, net	359	161	11,578	—	12,098
Long-term payables to affiliated parties	7,641	14,702	—	(22,343)	—
Other liabilities	140	89	488	—	717
TWC shareholders’ equity:
Due to (from) TWC and subsidiaries	5,680	453	(6,133)	—	—
Other TWC shareholders’ equity	6,943	25,724	45,351	(71,075)	6,943

Total TWC shareholders’ equity	12,623	26,177	39,218	(71,075)	6,943
Noncontrolling interests	—	—	4	—	4

Total equity	12,623	26,177	39,222	(71,075)	6,947

Total liabilities and equity	$44,319	$43,416	$54,142	$(93,604)	$48,273

TIME WARNER CABLE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Condensed Consolidating Statement of Operations for the Three Months Ended June 30, 2014

	Parent Company	Guarantor Subsidiary	Non- Guarantor Subsidiaries	Eliminations	TWC Consolidated
Revenue	$—	$—	$5,726	$—	$5,726
Costs and expenses:
Programming and content	—	—	1,341	—	1,341
Sales and marketing	—	—	544	—	544
Technical operations	—	—	371	—	371
Customer care	—	—	207	—	207
Other operating	—	—	1,209	—	1,209
Depreciation	—	—	795	—	795
Amortization	—	—	35	—	35
Merger-related and restructuring costs	8	—	53	—	61

Total costs and expenses	8	—	4,555	—	4,563

Operating Income (Loss)	(8)	—	1,171	—	1,163
Equity in pretax income of consolidated subsidiaries	879	1,224	—	(2,103)	—
Interest income (expense), net	(49)	(352)	52	—	(349)
Other income, net	—	4	4	—	8

Income before income taxes	822	876	1,227	(2,103)	822
Income tax provision	(323)	(341)	(323)	664	(323)

Net income	499	535	904	(1,439)	499
Less: Net income attributable to noncontrolling interests	—	—	—	—	—

Net income attributable to TWC shareholders	$499	$535	$904	$(1,439)	$499

Condensed Consolidating Statement of Comprehensive Income for the Three Months Ended June 30, 2014
	Parent Company	Guarantor Subsidiary	Non- Guarantor Subsidiaries	Eliminations	TWC Consolidated
Net income	$499	$535	$904	$(1,439)	$499
Change in accumulated unrealized losses on pension benefit obligation, net of tax	(24)	—	—	—	(24)
Change in accumulated deferred gains (losses) on cash flow hedges, net of tax	(46)	—	—	—	(46)

Other comprehensive loss	(70)	—	—	—	(70)

Comprehensive income	429	535	904	(1,439)	429
Less: Comprehensive income attributable to noncontrolling interests	—	—	—	—	—

Comprehensive income attributable to TWC shareholders	$429	$535	$904	$(1,439)	$429

TIME WARNER CABLE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Condensed Consolidating Statement of Operations for the Three Months Ended June 30, 2013

(recast)

	Parent Company	Guarantor Subsidiary	Non- Guarantor Subsidiaries	Eliminations	TWC Consolidated
Revenue	$—	$—	$5,550	$—	$5,550
Costs and expenses:
Programming and content	—	—	1,234	—	1,234
Sales and marketing	—	—	496	—	496
Technical operations	—	—	363	—	363
Customer care	—	—	187	—	187
Other operating	—	—	1,233	—	1,233
Depreciation	—	—	792	—	792
Amortization	—	—	31	—	31
Merger-related and restructuring costs	—	—	27	—	27

Total costs and expenses	—	—	4,363	—	4,363

Operating Income	—	—	1,187	—	1,187
Equity in pretax income of consolidated subsidiaries	850	923	—	(1,773)	—
Interest expense, net	(50)	(129)	(219)	—	(398)
Other income, net	—	6	5	—	11

Income before income taxes	800	800	973	(1,773)	800
Income tax provision	(319)	(316)	(176)	492	(319)

Net income	481	484	797	(1,281)	481
Less: Net income attributable to noncontrolling interests	—	—	—	—	—

Net income attributable to TWC shareholders	$481	$484	$797	$(1,281)	$481

Condensed Consolidating Statement of Comprehensive Income for the Three Months Ended June 30, 2013 (recast)
	Parent Company	Guarantor Subsidiary	Non- Guarantor Subsidiaries	Eliminations	TWC Consolidated
Net income	$481	$484	$797	$(1,281)	$481
Change in accumulated unrealized losses on pension benefit obligation, net of tax	34	—	—	—	34
Change in accumulated deferred gains (losses) on cash flow hedges, net of tax	3	—	—	—	3

Other comprehensive income	37	—	—	—	37

Comprehensive income	518	484	797	(1,281)	518
Less: Comprehensive income attributable to noncontrolling interests	—	—	—	—	—

Comprehensive income attributable to TWC shareholders	$518	$484	$797	$(1,281)	$518

TIME WARNER CABLE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Condensed Consolidating Statement of Operations for the Six Months Ended June 30, 2014

	Parent Company	Guarantor Subsidiary	Non- Guarantor Subsidiaries	Eliminations	TWC Consolidated
Revenue	$—	$—	$11,308	$—	$11,308
Costs and expenses:
Programming and content	—	—	2,650	—	2,650
Sales and marketing	—	—	1,099	—	1,099
Technical operations	—	—	742	—	742
Customer care	—	—	412	—	412
Other operating	—	—	2,371	—	2,371
Depreciation	—	—	1,570	—	1,570
Amortization	—	—	68	—	68
Merger-related and restructuring costs	41	—	100	—	141

Total costs and expenses	41	—	9,012	—	9,053

Operating Income (Loss)	(41)	—	2,296	—	2,255
Equity in pretax income of consolidated subsidiaries	1,703	2,376	—	(4,079)	—
Interest income (expense), net	(97)	(718)	102	—	(713)
Other income, net	—	9	14	—	23

Income before income taxes	1,565	1,667	2,412	(4,079)	1,565
Income tax provision	(587)	(625)	(618)	1,243	(587)

Net income	978	1,042	1,794	(2,836)	978
Less: Net income attributable to noncontrolling interests	—	—	—	—	—

Net income attributable to TWC shareholders	$978	$1,042	$1,794	$(2,836)	$978

Condensed Consolidating Statement of Comprehensive Income for the Six Months Ended June 30, 2014

	Parent Company	Guarantor Subsidiary	Non- Guarantor Subsidiaries	Eliminations	TWC Consolidated
Net income	$978	$1,042	$1,794	$(2,836)	$978
Change in accumulated unrealized losses on pension benefit obligation, net of tax	(25)	—	—	—	(25)
Change in accumulated deferred gains (losses) on cash flow hedges, net of tax	(91)	—	—	—	(91)

Other comprehensive loss	(116)	—	—	—	(116)

Comprehensive income	862	1,042	1,794	(2,836)	862
Less: Comprehensive income attributable to noncontrolling interests	—	—	—	—	—

Comprehensive income attributable to TWC shareholders	$862	$1,042	$1,794	$(2,836)	$862

TIME WARNER CABLE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Condensed Consolidating Statement of Operations for the Six Months Ended June 30, 2013 (recast)

	Parent Company	Guarantor Subsidiary	Non- Guarantor Subsidiaries	Eliminations	TWC Consolidated
Revenue	$—	$—	$11,025	$—	$11,025
Costs and expenses:
Programming and content	—	—	2,509	—	2,509
Sales and marketing	—	—	969	—	969
Technical operations	—	—	735	—	735
Customer care	—	—	384	—	384
Other operating	—	—	2,479	—	2,479
Depreciation	—	—	1,581	—	1,581
Amortization	—	—	63	—	63
Merger-related and restructuring costs	—	—	58	—	58

Total costs and expenses	—	—	8,778	—	8,778

Operating Income	—	—	2,247	—	2,247
Equity in pretax income of consolidated subsidiaries	1,590	1,692	—	(3,282)	—
Interest expense, net	(130)	(166)	(500)	—	(796)
Other income, net	1	3	6	—	10

Income before income taxes	1,461	1,529	1,753	(3,282)	1,461
Income tax provision	(579)	(603)	(370)	973	(579)

Net income	882	926	1,383	(2,309)	882
Less: Net income attributable to noncontrolling interests	—	—	—	—	—

Net income attributable to TWC shareholders	$882	$926	$1,383	$(2,309)	$882

Condensed Consolidating Statement of Comprehensive Income for the Six Months Ended June 30, 2013 (recast)
	Parent Company	Guarantor Subsidiary	Non- Guarantor Subsidiaries	Eliminations	TWC Consolidated
Net income	$882	$926	$1,383	$(2,309)	$882
Change in accumulated unrealized losses on pension benefit obligation, net of tax	46	—	—	—	46
Change in accumulated deferred gains (losses) on cash flow hedges, net of tax	14	—	—	—	14

Other comprehensive income	60	—	—	—	60

Comprehensive income	942	926	1,383	(2,309)	942
Less: Comprehensive income attributable to noncontrolling interests	—	—	—	—	—

Comprehensive income attributable to TWC shareholders	$942	$926	$1,383	$(2,309)	$942

TIME WARNER CABLE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Condensed Consolidating Statement of Cash Flows for the Six Months Ended June 30, 2014

	Parent Company	Guarantor Subsidiary	Non- Guarantor Subsidiaries	Eliminations	TWC Consolidated
Cash provided (used) by operating activities	$161	$(690)	$3,621	$—	$3,092

INVESTING ACTIVITIES
Capital expenditures	—	—	(2,074)	—	(2,074)
Purchases of investments	—	(2)	—	—	(2)
Proceeds from sale, maturity and collection of investments	18	—	—	—	18
Acquisition of intangible assets	—	(3)	(21)	—	(24)
Other investing activities	—	(2)	17	—	15

Cash provided (used) by investing activities	18	(7)	(2,078)	—	(2,067)

FINANCING ACTIVITIES
Short-term borrowings, net	1,147	—	—	—	1,147
Repayments of long-term debt	(1,750)	—	—	—	(1,750)
Repurchases of common stock	(259)	—	—	—	(259)
Dividends paid	(428)	—	—	—	(428)
Proceeds from exercise of stock options	118	—	—	—	118
Excess tax benefit from equity-based compensation	99	—	—	—	99
Taxes paid in cash in lieu of shares issued for equity-based compensation	—	—	(68)	—	(68)
Net change in investments in and amounts due from consolidated subsidiaries	763	697	(1,460)	—	—
Other financing activities	(1)	—	(5)	—	(6)

Cash provided (used) by financing activities	(311)	697	(1,533)	—	(1,147)

Increase (decrease) in cash and equivalents	(132)	—	10	—	(122)
Cash and equivalents at beginning of period	316	—	209	—	525

Cash and equivalents at end of period	$184	$—	$219	$—	$403

TIME WARNER CABLE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Condensed Consolidating Statement of Cash Flows for the Six Months Ended June 30, 2013

(recast)

	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	TWC Consolidated
Cash provided (used) by operating activities	$18	$(323)	$3,250	$—	$2,945

INVESTING ACTIVITIES
Capital expenditures	—	—	(1,597)	—	(1,597)
Purchases of investments	(575)	(6)	—	—	(581)
Return of capital from investees	—	7	—	—	7
Proceeds from sale, maturity and collection of investments	151	—	—	—	151
Acquisition of intangible assets	—	—	(20)	—	(20)
Other investing activities	—	—	13	—	13

Cash provided (used) by investing activities	(424)	1	(1,604)	—	(2,027)

FINANCING ACTIVITIES
Repurchases of common stock	(1,304)	—	—	—	(1,304)
Dividends paid	(386)	—	—	—	(386)
Proceeds from exercise of stock options	88	—	—	—	88
Excess tax benefit from equity-based compensation	66	—	—	—	66
Taxes paid in cash in lieu of shares issued for equity-based compensation	—	—	(55)	—	(55)
Net change in investments in and amounts due from consolidated subsidiaries	2,204	322	(2,526)	—	—
Other financing activities	(8)	—	—	—	(8)

Cash provided (used) by financing activities	660	322	(2,581)	—	(1,599)

Increase (decrease) in cash and equivalents	254	—	(935)	—	(681)
Cash and equivalents at beginning of period	2,174	—	1,130	—	3,304

Cash and equivalents at end of period	$2,428	$—	$195	$—	$2,623

Part II. Other Information

Item 1. Legal Proceedings.

The information set forth under Note 12 to the accompanying consolidated financial statements included in this Quarterly Report on Form 10-Q is incorporated herein by reference.

Item 1A. Risk Factors.

There have been no material changes in the Company’s risk factors from those disclosed in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

As a result of the Company’s entry into the merger agreement with Comcast Corporation, the Company’s common stock repurchase program (the “Stock Repurchase Program”) was suspended on February 13, 2014. The Company did not purchase any equity securities registered by the Company pursuant to Section 12 of the Securities Exchange Act of 1934, as amended, during the quarter ended June 30, 2014 and, as of June 30, 2014, the Company had $2.723 billion remaining under the Stock Repurchase Program authorization.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

On July 24, 2014, the Company’s Board of Directors approved a reduction in its size from 13 members to 12, eliminating the vacancy that resulted from Glenn A. Britt’s death in June 2014.

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
Name: Arthur T. Minson, Jr. Title: Executive Vice President and Chief Financial Officer

Date: July 31, 2014

EXHIBIT INDEX

Pursuant to Item 601 of Regulation S-K

Exhibit Number	Description

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014.

32

Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014.†

101

The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, filed with the SEC on July 31, 2014, formatted in eXtensible Business Reporting Language:

(i) Consolidated Balance Sheet as of June 30, 2014 and December 31, 2013, (ii) Consolidated Statement of Operations for the three and six months ended June 30, 2014 and 2013, (iii) Consolidated Statement of Comprehensive Income for the three and six months ended June 30, 2014 and 2013, (iv) Consolidated Statement of Cash Flows for the six months ended June 30, 2014 and 2013, (v) Consolidated Statement of Equity for the six months ended June 30, 2014 and 2013 and (vi) Notes to Consolidated Financial Statements.

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