Form 10-Q
period 2014-09-30
TIME WARNER CABLE INC.
filed 2014-10-30
CIK 1377013

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014 or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________________ to _________________________

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

Large accelerated filer ☑		Accelerated filer	☐
Non-accelerated filer ☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐    No ☑

Description of Class	Shares Outstanding as of October 28, 2014
Common Stock – $0.01 par value	280,494,496

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

•

Results of operations.  This section provides an analysis of the Company’s results of operations for the three and nine months ended September 30, 2014. This analysis is presented on both a consolidated and reportable segment basis.

•	Financial condition and liquidity. This section provides an analysis of the Company’s financial condition as of September 30, 2014 and cash flows for the nine months ended September 30, 2014.

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

OVERVIEW

TWC is among the largest providers of video, high-speed data and voice services in the U.S., with technologically advanced, well-clustered cable systems located mainly in five geographic areas – New York State (including New York City), the Carolinas, the Midwest (including Ohio, Kentucky and Wisconsin), Southern California (including Los Angeles) and Texas. TWC’s mission is to connect its customers to the world—simply, reliably and with superior service. As of September 30, 2014, TWC served approximately 15.1 million customers who subscribed to one or more of its video, high-speed data and voice services. During the nine months ended September 30, 2014, TWC’s revenue increased 2.9% to approximately $17.0 billion.

Comcast Merger

On February 12, 2014, the Company entered into an Agreement and Plan of Merger (the “Agreement”) with Comcast Corporation (“Comcast”) whereby the Company agreed to merge with and into a 100% owned subsidiary of Comcast (the “Comcast merger”). Upon completion of the Comcast merger, all of the outstanding shares of the Company will be cancelled and each issued and outstanding share will be converted into the right to receive 2.875 shares of Class A common stock of Comcast. At their special meetings on October 8, 2014 and October 9, 2014, respectively, Comcast’s shareholders approved the issuance of Comcast Class A common stock to TWC stockholders in the Comcast merger and TWC stockholders approved the adoption of the Agreement. TWC and Comcast expect to complete the Comcast merger in early 2015, subject to receipt of regulatory approvals, as well as satisfaction of certain other closing conditions.

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

Residential Services Segment

TWC offers video, high-speed data and voice services, as well as security and home management services, to residential customers. As of September 30, 2014, the Company served 14.5 million residential services customers and, during the nine months ended September 30, 2014, TWC generated approximately $13.8 billion of revenue from the provision of residential services, which represented 81.3% of TWC’s total revenue.

TWC’s video service provides over 300 channels (including, on average, 200 high-definition (“HD”) channels) and 28,000 hours of video-on-demand programming, which, increasingly, consumers can watch on the device of their choosing, both inside and outside the home. TWC’s high-speed data service is available in a range of speed (from up to 2 to 300 megabits per second (“Mbps”) downstream), price and consumption (unlimited, 30 gigabyte (“GB”) and 5 GB) levels and, for most high-speed data customers, includes access to a nationwide network of more than 250,000 Cable WiFi hotspots along with communications and Internet security features. TWC’s voice service provides unlimited calling to the U.S., Canada, Puerto Rico and Mexico and access to popular features in one simple package. TWC’s IntelligentHome service provides state-of-the-art security and home management technology, taking advantage of TWC’s always-on broadband network and around-the-clock security monitoring centers.

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

Business Services Segment

TWC offers a wide range of business high-speed data, networking, voice, video, hosting and cloud computing services. As of September 30, 2014, TWC served 674,000 business customers, including small and medium businesses; large enterprises; government, education and non-profit institutions; and telecommunications carriers. TWC offers business services at retail and wholesale using its own network infrastructure and third-party infrastructure as required to meet customer needs.

During the nine months ended September 30, 2014, revenue from the provision of business services increased 22.8% to $2.1 billion, which represented 12.2% of TWC’s total revenue. The Company expects continued strong growth in Business Services revenue driven by an increase in the number of customers (the result of continued penetration of buildings currently on its network and investment to connect new buildings to its network) and revenue per customer (due to growing product penetration, demand for higher-priced tiers of service and price increases). Given the large opportunity and TWC’s still modest share in business services, the Company has established a target of growing Business Services to exceed $5 billion in annual revenue by 2018.

TIME WARNER CABLE INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS

OF OPERATIONS AND FINANCIAL CONDITION—(Continued)

On December 31, 2013, TWC completed its acquisition of DukeNet Communications, LLC (“DukeNet”), a regional fiber optic network company that provides data and high-capacity bandwidth services to wireless carrier, data center, government and enterprise customers in North Carolina and South Carolina, as well as five other states in the Southeast. Beginning in 2014, the results of DukeNet, which generated revenue of $87 million for the nine months ended September 30, 2014, are included in the Business Services segment.

Other Operations Segment

TWC’s Other Operations segment principally consists of (i) Time Warner Cable Media (“TWC Media”), the advertising sales arm of TWC; (ii) the Company’s regional sports networks that carry Los Angeles Lakers’ basketball games and other sports programming (Time Warner Cable SportsNet and Time Warner Cable Deportes and, collectively, the “Lakers’ RSNs”); (iii) the Company’s local sports, news and lifestyle channels (e.g., Time Warner Cable News NY1); (iv) other operating revenue and costs, including those derived from the Advance/Newhouse Partnership and home shopping network-related services; and (v) beginning in 2014, operating revenue and costs associated with SportsNet LA, discussed below. During the nine months ended September 30, 2014, TWC generated revenue from Other Operations of $1.3 billion.

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

Recent Developments

Common Stock Repurchase Program

As a result of the Company’s entry into the merger agreement with Comcast, the Company’s common stock repurchase program (the “Stock Repurchase Program”) was suspended on February 13, 2014. From the inception of the Stock Repurchase Program in the fourth quarter of 2010 through February 12, 2014, the Company repurchased 92.9 million shares of TWC common stock at an average price of $83.37 per share, or $7.744 billion in total. As of September 30, 2014, the Company had $2.723 billion remaining under the Stock Repurchase Program authorization.

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

•

Other.  Other revenue primarily includes (i) fees received from distributors of the Lakers’ RSNs; (ii) fees paid to TWC by the Advance/Newhouse Partnership for (a) the ability to distribute the Company’s high-speed data service and (b) TWC’s management of certain functions, including, among others, the acquisition of programming rights, as well as the provision of certain functions, including engineering; (iii) home shopping network-related revenue (including commissions earned on the sale of merchandise and carriage fees); and (iv) beginning in 2014, fees received from distributors of SportsNet LA. Other revenue also includes intercompany revenue from the Residential Services and Business Services segments for programming provided by the Lakers’ RSNs, the Company’s local sports, news and lifestyle channels and, beginning in 2014, SportsNet LA.

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

TIME WARNER CABLE INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS

OF OPERATIONS AND FINANCIAL CONDITION—(Continued)

RESULTS OF OPERATIONS

Three and Nine Months Ended September 30, 2014 Compared to Three and Nine Months Ended September 30, 2013

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

Consolidated Results

The consolidated financial results for the Company for the three and nine months ended September 30, 2014 and 2013 were as follows (in millions):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2014	2013	% Change	2014	2013	% Change
		(recast)			(recast)
Revenue:

Residential services	$4,615	$4,579	0.8%	$13,845	$13,822	0.2%
Business services	724	594	21.9%	2,083	1,696	22.8%
Other	375	345	8.7%	1,094	1,025	6.7%

Total revenue	5,714	5,518	3.6%	17,022	16,543	2.9%
Costs and expenses:
Programming and content	1,326	1,210	9.6%	3,976	3,719	6.9%
Sales and marketing(a)	556	528	5.3%	1,655	1,497	10.6%
Technical operations(a)	401	394	1.8%	1,143	1,129	1.2%
Customer care(a)	210	191	9.9%	622	575	8.2%
Other operating(a)	1,167	1,190	(1.9%)	3,538	3,669	(3.6%)
Depreciation	824	790	4.3%	2,394	2,371	1.0%
Amortization	33	32	3.1%	101	95	6.3%
Merger-related and restructuring costs	46	23	100.0%	187	81	130.9%

Total costs and expenses	4,563	4,358	4.7%	13,616	13,136	3.7%

Operating Income	1,151	1,160	(0.8%)	3,406	3,407	—
Interest expense, net	(353)	(379)	(6.9%)	(1,066)	(1,175)	(9.3%)
Other income, net	5	—	NM	28	10	180.0%

Income before income taxes	803	781	2.8%	2,368	2,242	5.6%
Income tax provision	(304)	(249)	22.1%	(891)	(828)	7.6%

Net income	499	532	(6.2%)	1,477	1,414	4.5%
Less: Net income attributable to noncontrolling interests	—	—	NM	—	—	NM

Net income attributable to TWC shareholders	$499	$532	(6.2%)	$1,477	$1,414	4.5%

NM—Not meaningful. (a) Amounts include total employee costs, as follows (in millions):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2014	2013	% Change	2014	2013	% Change
		(recast)			(recast)
Employee costs	$1,238	$1,225	1.1%	$3,720	$3,646	2.0%

Revenue.  The increase in revenue for the three and nine months ended September 30, 2014 was due to growth in revenue at all segments. Revenue by segment is discussed in greater detail below in “Segment Results.”

TIME WARNER CABLE INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS

OF OPERATIONS AND FINANCIAL CONDITION—(Continued)

Costs and expenses

Operating costs and expenses.  The increase in operating costs and expenses for the three and nine months ended September 30, 2014 was primarily due to increases in the following, which are discussed further in “Segment Results”: programming costs at the Residential Services segment; content costs at the Other Operations segment; sales and marketing costs at the Residential Services and Business Services segments; customer care costs at the Residential Services segment; and costs associated with advertising inventory sold on behalf of other video distributors (“ad rep agreements”) at the Other Operations segment; partially offset by decreases in voice costs at the Residential Services and Business Services segments. The growth in operating costs and expenses for the three and nine months ended September 30, 2014 was reduced by a decrease in pension expense of $31 million and $92 million, respectively.

Depreciation.  The increase in depreciation for the three and nine months ended September 30, 2014 was primarily due to growth in shorter-lived capitalized software assets and an increase associated with certain DukeNet assets (acquired on December 31, 2013), partially offset by a decrease associated with certain Insight Communications Company, Inc. (“Insight”) assets (acquired on February 29, 2012) that were fully depreciated as of August 2013.

Merger-related and restructuring costs.  For the three and nine months ended September 30, 2014, the Company incurred merger-related costs of $48 million and $163 million, respectively. These costs primarily consisted of Comcast merger-related costs, which, for the three and nine months ended September 30, 2014, included employee retention costs of $34 million and $103 million, respectively, and advisory and legal fees of $15 million and $57 million, respectively. Merger-related costs for the three and nine months ended September 30, 2014 also included a $1 million reversal and $3 million of costs, respectively, incurred in connection with the DukeNet acquisition. During the three and nine months ended September 30, 2013, the Company incurred merger-related costs of $2 million and $9 million, respectively, in connection with the Insight acquisition. The Company expects to incur additional merger-related costs during the remainder of 2014 in connection with the Comcast merger.

The results for the three and nine months ended September 30, 2014 included a net $2 million reversal and $24 million of restructuring costs, respectively, and for the three and nine months ended September 30, 2013, restructuring costs of $21 million and $72 million, respectively, primarily related to employee terminations and other exit costs. The Company expects to incur additional restructuring costs during the remainder of 2014.

Operating Income.  Operating Income for the three and nine months ended September 30, 2014 decreased slightly primarily due to higher operating costs and expenses, depreciation and merger-related and restructuring costs, partially offset by growth in revenue, as discussed above.

Interest expense, net.  Interest expense, net, for the three and nine months ended September 30, 2014 decreased primarily due to lower average fixed-rate debt outstanding during the periods as compared to 2013.

Other income, net.  Other income, net, detail is shown in the table below (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Income from equity-method investments, net	$5	$2	$27	$16
Gain (loss) on equity award reimbursement obligation to Time Warner(a)	—	(3)	1	(8)
Other	—	1	—	2

Other income, net	$5	$—	$28	$10

(a)	See Note 6 to the accompanying consolidated financial statements for a discussion of the Company’s accounting for its equity award reimbursement obligation to Time Warner Inc. (“Time Warner”).

TIME WARNER CABLE INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS

OF OPERATIONS AND FINANCIAL CONDITION—(Continued)

Income tax provision.  For the three months ended September 30, 2014 and 2013, the Company recorded income tax provisions of $304 million and $249 million, respectively. For the nine months ended September 30, 2014 and 2013, the Company recorded income tax provisions of $891 million and $828 million, respectively. The effective tax rates were 37.9% and 31.9% for the three months ended September 30, 2014 and 2013, respectively, and 37.6% and 36.9% for the nine months ended September 30, 2014 and 2013, respectively.

The income tax provision and effective tax rate for the nine months ended September 30, 2014 include a benefit of $24 million as a result of the passage of the New York State budget during the first quarter of 2014 that, in part, lowers the New York State business tax rate beginning in 2016.

The income tax provisions and the effective tax rates for the three and nine months ended September 30, 2013 include (i) a benefit of $32 million primarily related to changes in the tax rate applied to calculate the Company’s net deferred income tax liability as a result of changes to state tax apportionment factors and (ii) a benefit of $27 million resulting from income tax reform legislation enacted in North Carolina, which, along with other changes, phases in a reduction in North Carolina’s corporate income tax rate over several years.

Absent the impact of these items, the effective tax rates would have been 37.9% and 39.4% for the three months ended September 30, 2014 and 2013, respectively, and 38.6% and 39.6% for the nine months ended September 30, 2014 and 2013, respectively.

Net income attributable to TWC shareholders and net income per common share attributable to TWC common shareholders.  Net income attributable to TWC shareholders and net income per common share attributable to TWC common shareholders were as follows (in millions, except per share data):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2014	2013	% Change	2014	2013	% Change
Net income attributable to TWC shareholders	$499	$532	(6.2%)	$1,477	$1,414	4.5%

Net income per common share attributable to TWC common shareholders:
Basic	$1.77	$1.86	(4.8%)	$5.25	$4.85	8.2%

Diluted	$1.76	$1.84	(4.3%)	$5.22	$4.81	8.5%

Net income attributable to TWC shareholders for the three months ended September 30, 2014 decreased primarily due an increase in income tax provision and a decrease in Operating Income, partially offset by a decrease in interest expense, net. Net income attributable to TWC shareholders for the nine months ended September 30, 2014 increased primarily due to a decrease in interest expense, net, partially offset by an increase in income tax provision. Net income per common share attributable to TWC common shareholders for the three and nine months ended September 30, 2014 benefited from lower average common shares outstanding as a result of share repurchases under the Stock Repurchase Program.

TIME WARNER CABLE INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS

OF OPERATIONS AND FINANCIAL CONDITION—(Continued)

Segment Results

Residential Services.  The financial results of the Residential Services segment for the three and nine months ended September 30, 2014 and 2013 were as follows (in millions):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2014	2013	% Change	2014	2013	% Change
		(recast)			(recast)
Revenue:
Video	$2,497	$2,600	(4.0%)	$7,538	$7,945	(5.1%)
High-speed data	1,620	1,461	10.9%	4,784	4,291	11.5%
Voice	476	498	(4.4%)	1,462	1,534	(4.7%)
Other	22	20	10.0%	61	52	17.3%

Total revenue	4,615	4,579	0.8%	13,845	13,822	0.2%
Operating costs and expenses:
Programming	1,274	1,217	4.7%	3,811	3,670	3.8%
Sales and marketing(a)	375	363	3.3%	1,113	1,019	9.2%
Technical operations(a)	362	360	0.6%	1,030	1,033	(0.3%)
Customer care(a)	176	163	8.0%	522	491	6.3%
Video franchise and other fees(b)	117	119	(1.7%)	350	367	(4.6%)
Other(a)	185	234	(20.9%)	569	748	(23.9%)

Total operating costs and expenses	2,489	2,456	1.3%	7,395	7,328	0.9%

OIBDA	$2,126	$2,123	0.1%	$6,450	$6,494	(0.7%)

(a) Amounts include total employee costs, as follows (in millions):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2014	2013	% Change	2014	2013	% Change
		(recast)			(recast)
Employee costs	$693	$678	2.2%	$2,032	$1,969	3.2%

(b)	Video franchise and other fees include fees collected on behalf of franchising authorities and the FCC.

TIME WARNER CABLE INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS

OF OPERATIONS AND FINANCIAL CONDITION—(Continued)

Selected residential subscriber-related statistics as of September 30, 2014 and 2013 were as follows (in thousands):

	September 30,
	2014(a)	2013	% Change
Video(b)	10,827	11,414	(5.1%)
High-speed data(c)	11,507	11,050	4.1%
Voice(d)	4,989	4,805	3.8%

Single play(e)	5,674	5,656	0.3%
Double play(f)	4,700	4,824	(2.6%)
Triple play(g)	4,083	3,989	2.4%

Customer relationships(h)	14,457	14,469	(0.1%)

(a)

The Company’s subscriber numbers as of September 30, 2014 reflect adjustments related to the treatment of employee accounts recorded during the second quarter of 2014 that decreased residential high-speed data subscribers by 10,000, residential voice subscribers by 17,000, residential single play subscribers by 19,000, residential double play subscribers by 4,000 and residential customer relationships by 23,000.

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

Revenue.  Residential Services segment revenue for the three and nine months ended September 30, 2014 increased primarily due to an increase in high-speed data revenue, partially offset by decreases in video and voice revenue, each of which is discussed further below.

Average monthly revenue per unit for the Residential Services segment for the three and nine months ended September 30, 2014 and 2013 was as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2014	2013	% Change	2014	2013	% Change
Video(a)	$76.39	$74.90	2.0%	$75.77	$74.90	1.2%
High-speed data(b)	47.24	44.07	7.2%	46.83	43.15	8.5%
Voice(c)	31.86	34.06	(6.5%)	32.97	34.44	(4.3%)
Customer relationship(d)	106.58	105.06	1.4%	106.34	105.04	1.2%

(a)	Average monthly residential video revenue per unit represents residential video revenue divided by the corresponding average residential video subscribers for the period.
(b)	Average monthly residential high-speed data revenue per unit represents residential high-speed data revenue divided by the corresponding average residential high-speed data subscribers for the period.
(c)	Average monthly residential voice revenue per unit represents residential voice revenue divided by the corresponding average residential voice subscribers for the period.
(d)

Average monthly residential revenue per residential customer relationship represents residential services revenue divided by the corresponding average residential customer relationships for the period.

TIME WARNER CABLE INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS

OF OPERATIONS AND FINANCIAL CONDITION—(Continued)

The major components of residential video revenue for the three and nine months ended September 30, 2014 and 2013 were as follows (in millions):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2014	2013	% Change	2014	2013	% Change
Programming tiers(a)	$1,621	$1,692	(4.2%)	$4,898	$5,173	(5.3%)
Premium networks	204	183	11.5%	606	577	5.0%
Transactional video-on-demand	52	70	(25.7%)	172	202	(14.9%)
Video equipment rental and installation charges	349	359	(2.8%)	1,033	1,099	(6.0%)
DVR service	154	177	(13.0%)	479	527	(9.1%)
Franchise and other fees(b)	117	119	(1.7%)	350	367	(4.6%)

Total	$2,497	$2,600	(4.0%)	$7,538	$7,945	(5.1%)

(a)

Programming tier revenue includes subscriber fees for the Company’s various tiers or packages of video programming services generally distinguished from one another by the number and type of programming networks they include.

(b)	Franchise and other fees include fees collected on behalf of franchising authorities and the FCC.

The decrease in residential video revenue for the three and nine months ended September 30, 2014 was primarily due to a decline in video subscribers, partially offset by an increase in average revenue per subscriber. The increase in average revenue per subscriber was primarily the result of price increases and higher premium network revenue (which, for the three and nine months ended September 30, 2013, was reduced by approximately $15 million of subscriber credits issued in connection with a temporary blackout of a premium network resulting from a dispute with a programming vendor), partially offset by lower transactional video-on-demand revenue.

Residential high-speed data revenue increased for the three and nine months ended September 30, 2014 due to growth in average revenue per subscriber and an increase in high-speed data subscribers. The increase in average revenue per subscriber was primarily due to increases in prices and equipment rental charges and a greater percentage of subscribers purchasing higher-priced tiers of service.

The decrease in residential voice revenue for the three and nine months ended September 30, 2014 was primarily due to a decrease in average revenue per subscriber, which, for the three months ended September 30, 2014, was partially offset by growth in voice subscribers.

Operating costs and expenses.  Operating costs and expenses for the three and nine months ended September 30, 2014 increased primarily due to increases in programming costs, sales and marketing costs and customer care costs, partially offset by a decline in other operating costs. Selected Residential Services average monthly costs per subscriber for the three and nine months ended September 30, 2014 and 2013 were as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2014	2013	% Change	2014	2013	% Change
Programming costs per video subscriber	$38.96	$35.08	11.1%	$38.31	$34.60	10.7%

Voice costs per voice subscriber	$3.95	$7.81	(49.4%)	$4.43	$8.42	(47.4%)

For the three and nine months ended September 30, 2014, the increase in programming costs (which include intercompany expense from the Other Operations segment for programming costs associated with the Lakers’ RSNs, the Company’s local sports, news and lifestyle channels and, beginning in 2014, SportsNet LA) was primarily due to contractual rate increases and the carriage of SportsNet LA, partially offset by a decline in video subscribers and lower transactional video-on-demand costs. For the three and nine months ended September 30, 2013, programming costs were reduced by $10 million and $20 million, respectively, due to changes in cost estimates for programming services primarily resulting from contract negotiations, changes in programming audit reserves and certain contract settlements. The Company expects the rate of growth in Residential Services average monthly programming costs per video subscriber in the fourth quarter of 2014 to increase compared to the fourth quarter of 2013.

TIME WARNER CABLE INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS

OF OPERATIONS AND FINANCIAL CONDITION—(Continued)

Sales and marketing costs for the three and nine months ended September 30, 2014 increased primarily due to headcount growth and higher compensation costs per employee, including customer retention, and, for the nine months ended September 30, 2014, increased marketing activities.

Customer care costs for the three and nine months ended September 30, 2014 increased primarily due to growth in employee costs.

Other operating costs for the three and nine months ended September 30, 2014 decreased primarily due to a decline in voice costs. Voice costs for the three and nine months ended September 30, 2014 decreased $55 million and $179 million, respectively, primarily due to a decrease in delivery costs per subscriber as a result of the in-sourcing of voice transport, switching and interconnection services from Sprint Corporation (which was completed during the first quarter of 2014). The Company expects Residential Services average monthly voice costs per voice subscriber to decrease in the fourth quarter of 2014 compared to the fourth quarter of 2013.

OIBDA.  OIBDA for the three months ended September 30, 2014 increased slightly due to revenue growth, partially offset by an increase in operating costs and expenses. OIBDA for the nine months ended September 30, 2014 decreased due to an increase in operating costs and expenses, partially offset by growth in revenue.

Business Services.  The financial results of the Business Services segment for the three and nine months ended September 30, 2014 and 2013 were as follows (in millions):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2014	2013	% Change	2014	2013	% Change
		(recast)			(recast)
Revenue:
Video	$93	$87	6.9%	$272	$258	5.4%
High-speed data	343	282	21.6%	980	806	21.6%
Voice	132	110	20.0%	373	308	21.1%
Wholesale transport	105	65	61.5%	303	181	67.4%
Other	51	50	2.0%	155	143	8.4%

Total revenue	724	594	21.9%	2,083	1,696	22.8%
Operating costs and expenses:
Programming	36	34	5.9%	109	99	10.1%
Sales and marketing(a)	132	119	10.9%	387	333	16.2%
Technical operations(a)	27	22	22.7%	75	59	27.1%
Customer care(a)	34	28	21.4%	100	84	19.0%
Video franchise and other fees(b)	5	5	—	13	13	—
Other(a)	48	42	14.3%	146	126	15.9%

Total operating costs and expenses	282	250	12.8%	830	714	16.2%

OIBDA	$442	$344	28.5%	$1,253	$982	27.6%

(a) Amounts include total employee costs, as follows (in millions):
	Three Months Ended September 30,			Nine Months Ended September 30,
	2014	2013	% Change	2014	2013	% Change
		(recast)			(recast)
Employee costs	$164	$145	13.1%	$476	$408	16.7%

(b)	Video franchise and other fees include fees collected on behalf of franchising authorities and the FCC.

TIME WARNER CABLE INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS

OF OPERATIONS AND FINANCIAL CONDITION—(Continued)

Selected business subscriber-related statistics as of September 30, 2014 and 2013 were as follows (in thousands):

	September 30,
	2014	2013	% Change
Video(a)	203	193	5.2%
High-speed data(b)	566	500	13.2%
Voice(c)	313	262	19.5%

Single play(d)	341	322	5.9%
Double play(e)	258	220	17.3%
Triple play(f)	75	64	17.2%

Customer relationships(g)	674	606	11.2%

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

Revenue.  Business services revenue for the three and nine months ended September 30, 2014 increased primarily due to growth in high-speed data and voice subscribers, an organic increase in cell tower backhaul revenue of $9 million and $30 million, respectively, and DukeNet revenue of $29 million and $87 million, respectively (the majority of which is included in wholesale transport).

Operating costs and expenses.  Operating costs and expenses for the three and nine months ended September 30, 2014 increased primarily as a result of increased headcount and higher compensation costs per employee, as well as costs associated with DukeNet. These increases were partially offset by lower voice costs due to the in-sourcing of voice transport, switching and interconnection services.

OIBDA.  OIBDA for the three and nine months ended September 30, 2014 increased due to the increase in revenue, partially offset by higher operating costs and expenses, as discussed above.

TIME WARNER CABLE INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS

OF OPERATIONS AND FINANCIAL CONDITION—(Continued)

Other Operations.  The financial results of the Other Operations segment for the three and nine months ended September 30, 2014 and 2013 were as follows (in millions):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2014	2013	% Change	2014	2013	% Change
		(recast)			(recast)
Revenue:
Advertising	$276	$253	9.1%	$795	$741	7.3%
Other	162	140	15.7%	479	432	10.9%

Total revenue	438	393	11.5%	1,274	1,173	8.6%
Operating costs and expenses(a)	240	152	57.9%	730	533	37.0%

OIBDA	$198	$241	(17.8%)	$544	$640	(15.0%)

(a) Amounts include total employee costs, as follows (in millions):
	Three Months Ended September 30,			Nine Months Ended September 30,
	2014	2013	% Change	2014	2013	% Change
		(recast)			(recast)
Employee costs	$77	$76	1.3%	$240	$238	0.8%

Revenue.  Advertising revenue for the three and nine months ended September 30, 2014 increased primarily due to growth in political advertising revenue, as well as higher non-political revenue from ad rep agreements. Political advertising revenue was $26 million and $52 million for the three and nine months ended September 30, 2014, respectively, compared to $12 million and $21 million for the three and nine months ended September 30, 2013, respectively. The Company expects advertising revenue in the fourth quarter of 2014 to increase compared to the fourth quarter of 2013 due to an increase in political advertising revenue.

Other revenue for the three and nine months ended September 30, 2014 increased primarily due to affiliate fees from the Residential Services segment as well as other distributors of the Lakers’ RSNs.

Operating costs and expenses.  Operating costs and expenses for the three and nine months ended September 30, 2014 increased primarily related to SportsNet LA content costs and growth in costs associated with ad rep agreements.

OIBDA.  OIBDA for the three and nine months ended September 30, 2014 decreased due to an increase in operating costs and expenses, partially offset by higher revenue, as discussed above.

TIME WARNER CABLE INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS

OF OPERATIONS AND FINANCIAL CONDITION—(Continued)

Shared Functions.  Costs and expenses associated with the Company’s shared functions, which consist of operating costs associated with broad “corporate” functions (e.g., accounting and finance, information technology, executive management, legal and human resources) or functions supporting more than one reportable segment that are centrally managed (e.g., facilities, network operations, vehicles and procurement) as well as other activities not directly attributable to a reportable segment, for the three and nine months ended September 30, 2014 and 2013 were as follows (in millions):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2014	2013	% Change	2014	2013	% Change
		(recast)			(recast)
Operating costs and expenses(a)	$712	$703	1.3%	$2,159	$2,162	(0.1%)
Merger-related and restructuring costs	46	23	100.0%	187	81	130.9%

Total costs and expenses	$758	$726	4.4%	$2,346	$2,243	4.6%

(a) Amounts include total employee costs, as follows (in millions):
	Three Months Ended September 30,			Nine Months Ended September 30,
	2014	2013	% Change	2014	2013	% Change
		(recast)			(recast)
Employee costs	$304	$326	(6.7%)	$972	$1,031	(5.7%)

Operating costs and expenses.  Operating costs and expenses for the three and nine months ended September 30, 2014 were impacted by increased maintenance expense, as well as lower costs as a result of operating efficiencies, including decreased headcount.

Merger-related and restructuring costs.  Merger-related costs of $48 million and $163 million were incurred for the three and nine months ended September 30, 2014, respectively. These costs primarily consisted of Comcast merger-related costs, which, for the three and nine months ended September 30, 2014, included employee retention costs of $34 million and $103 million, respectively, and advisory and legal fees of $15 million and $57 million, respectively. Merger-related costs for the three and nine months ended September 30, 2014 also included a $1 million reversal and $3 million of costs, respectively, incurred in connection with the DukeNet acquisition. During the three and nine months ended September 30, 2013, the Company incurred merger-related costs of $2 million and $9 million, respectively, in connection with the Insight acquisition. The Company expects to incur additional merger-related costs during the remainder of 2014 in connection with the Comcast merger.

The results for the three and nine months ended September 30, 2014 included a net $2 million reversal and $24 million of restructuring costs, respectively, and for the three and nine months ended September 30, 2013, restructuring costs of $21 million and $72 million, respectively, primarily related to employee terminations and other exit costs. The Company expects to incur additional restructuring costs during the remainder of 2014.

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

TWC’s unused committed financial capacity was $2.939 billion as of September 30, 2014, reflecting $526 million of cash and equivalents and $2.413 billion of available borrowing capacity under the Revolving Credit Facility.

TIME WARNER CABLE INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS

OF OPERATIONS AND FINANCIAL CONDITION—(Continued)

Current Financial Condition

As of September 30, 2014, the Company had $24.302 billion of debt, $526 million of cash and equivalents (net debt of $23.776 billion, defined as total debt less cash and equivalents) and $7.905 billion of total TWC shareholders’ equity. As of December 31, 2013, the Company had $25.052 billion of debt, $525 million of cash and equivalents, (net debt of $24.527 billion) and $6.943 billion of total TWC shareholders’ equity.

The following table shows the significant items contributing to the change in net debt from December 31, 2013 to September 30, 2014 (in millions):

Balance as of December 31, 2013	$24,527
Cash provided by operating activities	(4,540)
Capital expenditures	3,179
Dividends paid	642
Repurchases of common stock	259
Proceeds from exercise of stock options	(199)
Excess tax benefit from equity-based compensation	(131)
All other, net	39

Balance as of September 30, 2014	$23,776

On October 23, 2014, the Company’s Board of Directors declared a quarterly cash dividend of $0.75 per share of TWC common stock, payable in cash on December 15, 2014 to stockholders of record at the close of business on November 28, 2014.

Cash Flows

Cash and equivalents increased $1 million for the nine months ended September 30, 2014 and decreased $2.428 billion for the nine months ended September 30, 2013. Components of these changes are discussed below in more detail.

Operating Activities

Details of cash provided by operating activities are as follows (in millions):

	Nine Months Ended September 30,
	2014	2013
Operating Income	$3,406	$3,407
Depreciation	2,394	2,371
Amortization	101	95
Noncash equity-based compensation	138	100
Cash paid for interest, net(a)	(1,187)	(1,304)
Cash paid for income taxes, net(b)	(286)	(471)
All other, net, including working capital changes	(26)	(44)

Cash provided by operating activities	$4,540	$4,154

(a)

Amounts include interest income received (including amounts received under interest rate swap contracts) of $92 million and $121 million for the nine months ended September 30, 2014 and 2013, respectively.

(b)	Amounts include cash refunds of income taxes of $14 million and $1 million for the nine months ended September 30, 2014 and 2013, respectively.

Cash provided by operating activities increased from $4.154 billion for the nine months ended September 30, 2013 to $4.540 billion for the nine months ended September 30, 2014. This increase was primarily related to decreases in cash paid for income taxes, net, and cash paid for interest, net.

TIME WARNER CABLE INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS

OF OPERATIONS AND FINANCIAL CONDITION—(Continued)

Cash paid for income taxes, net, for the nine months ended September 30, 2014 decreased primarily as a result of certain capital expenditure-related deductions, including the tangible repair regulations (e.g., de minimus expensing) released in late 2013, which was partially offset by the continued reversal of bonus depreciation benefits recorded in prior years. The Company expects that cash paid for income taxes, net, in 2014 will decrease compared to 2013.

Cash paid for interest, net, for the nine months ended September 30, 2014 decreased primarily as a result of the maturity of TWC’s 6.20% senior notes due July 2013 ($1.5 billion in aggregate principal amount) and 8.25% senior notes due February 2014 ($750 million in aggregate principal amount).

The Company made no cash contributions to its qualified defined benefit pension plans (the “qualified pension plans”) during the nine months ended September 30, 2014. As of September 30, 2014, the qualified pension plans were estimated to be overfunded by $116 million, and the Company does not expect to make any discretionary cash contributions to the qualified pension plans during the remainder of 2014. For the nonqualified defined benefit pension plan (the “nonqualified pension plan”), the Company will continue to make contributions during the remainder of 2014 to the extent benefits are paid.

Investing Activities

Details of cash used by investing activities are as follows (in millions):

	Nine Months Ended September 30,
	2014	2013
Capital expenditures	$(3,179)	$(2,371)
Purchases of investments:
Short-term investments in U.S. Treasury securities	—	(575)
All other	(2)	(11)
Return of capital from investees	—	7
Proceeds from sale, maturity and collection of investments	18	476
Acquisition of intangible assets	(31)	(30)
Other investing activities	22	19

Cash used by investing activities	$(3,172)	$(2,485)

Cash used by investing activities increased from $2.485 billion for the nine months ended September 30, 2013 to $3.172 billion for the nine months ended September 30, 2014, principally due to an increase in capital expenditures, partially offset by the 2013 purchases of short-term investments in U.S. Treasury securities (net of maturities).

TIME WARNER CABLE INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS

OF OPERATIONS AND FINANCIAL CONDITION—(Continued)

TWC’s capital expenditures by major category were as follows (in millions):

	Nine Months Ended September 30,
	2014	2013
Customer premise equipment(a)	$1,231	$829
Scalable infrastructure(b)	797	592
Line extensions(c)	517	421
Upgrades/rebuilds(d)	107	85
Support capital(e)	527	444

Total capital expenditures	$3,179	$2,371

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

(e)

Amounts represent all other capital purchases required to run day-to-day operations. These costs typically include vehicles, land and buildings, computer hardware/software, office equipment, furniture and fixtures, tools and test equipment. Amounts include capitalized software costs of $247 million and $235 million for the nine months ended September 30, 2014 and 2013, respectively.

The Company expects capital expenditures to be approximately $4.0 billion in 2014 as the Company invests to improve network reliability, upgrade older customer premise equipment and expand its network to additional residences, commercial buildings and cell towers.

Financing Activities

Details of cash used by financing activities are as follows (in millions):

	Nine Months Ended September 30,
	2014	2013
Short-term borrowings, net	$1,027	$—
Repayments of long-term debt	(1,750)	(1,500)
Redemption of mandatorily redeemable preferred equity	—	(300)
Dividends paid	(642)	(573)
Repurchases of common stock	(259)	(1,856)
Proceeds from exercise of stock options	199	124
Excess tax benefit from equity-based compensation	131	81
Taxes paid in cash in lieu of shares issued for equity-based compensation	(74)	(64)
Other financing activities	1	(9)

Cash used by financing activities	$(1,367)	$(4,097)

TIME WARNER CABLE INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS

OF OPERATIONS AND FINANCIAL CONDITION—(Continued)

Cash used by financing activities was $1.367 billion for the nine months ended September 30, 2014 compared to $4.097 billion for the nine months ended September 30, 2013. Cash used by financing activities for the nine months ended September 30, 2014 primarily consisted of repayments of TWC’s 8.25% senior notes due February 2014 ($750 million in aggregate principal amount) and 7.50% senior notes due April 2014 ($1.0 billion in aggregate principal amount), the payment of quarterly cash dividends and repurchases of TWC common stock (prior to the suspension of the Stock Repurchase Program in connection with the announcement of the Comcast merger), partially offset by borrowings under the Company’s commercial paper program. Cash used by financing activities for the nine months ended September 30, 2013 primarily consisted of repurchases of TWC common stock, the repayment of TWC’s 6.20% senior notes due July 2013 ($1.5 billion in aggregate principal amount), the payment of quarterly cash dividends and the redemption of mandatorily redeemable non-voting Series A Preferred Equity Membership Units issued by Time Warner NY Cable LLC, a former subsidiary of TWC.

Outstanding Debt and Available Financial Capacity

Debt as of September 30, 2014 and December 31, 2013 was as follows:

			Outstanding Balance as of
	Maturity	Interest Rate	September 30, 2014	December 31, 2013
			(in millions)
TWC notes and debentures(a)	2015-2042	5.736%(b)	$21,126	$22,938
TWCE debentures(c)	2023-2033	7.896%(b)	2,062	2,065
Revolving credit facility(d)	2017		—	—
Commercial paper program(d)	2017	0.315%(b)	1,027	—
Capital leases	2016-2042		87	49

Total debt(e)			$24,302	$25,052

(a)

Outstanding balance amounts of the TWC notes and debentures as of September 30, 2014 and December 31, 2013 each include £1.267 billion of senior unsecured notes valued at $2.054 billion and $2.098 billion, respectively, using the exchange rates at each date.

(b)	Rate represents a weighted-average effective interest rate as of September 30, 2014 and, for the TWC notes and debentures, includes the effects of interest rate swaps and cross-currency swaps.
(c)

Outstanding balance amounts of the Time Warner Cable Enterprises LLC (“TWCE”) debentures as of September 30, 2014 and December 31, 2013 include an unamortized fair value adjustment of $62 million and $65 million, respectively, primarily consisting of the fair value adjustment recognized as a result of the 2001 merger of America Online, Inc. (now known as AOL Inc.) and Time Warner Inc. (now known as Historic TW Inc.).

(d)

As of September 30, 2014, the Company had $2.413 billion of available borrowing capacity under the Revolving Credit Facility (which reflects a reduction of $60 million for outstanding letters of credit backed by the Revolving Credit Facility).

(e)	Outstanding balance amounts of total debt as of September 30, 2014 and December 31, 2013 include current maturities of long-term debt of $1.540 billion and $1.767 billion, respectively.

See the 2013 Form 10-K for further details regarding the Company’s outstanding debt and other financing arrangements, including certain information about maturities, covenants and rating triggers related to such debt and financing arrangements. As of September 30, 2014, TWC was in compliance with the leverage ratio covenant of the Revolving Credit Facility, with a ratio of consolidated total debt as of September 30, 2014 to consolidated EBITDA for the twelve months ended September 30, 2014 of approximately 3.0 times. In accordance with the Revolving Credit Facility agreement, consolidated total debt as of September 30, 2014 was calculated as (a) total debt per the accompanying consolidated balance sheet less the TWCE unamortized fair value adjustment (discussed above) and the fair value of debt subject to interest rate swaps, less (b) total cash per the accompanying consolidated balance sheet in excess of $25 million. In accordance with the Revolving Credit Facility agreement, consolidated EBITDA for the twelve months ended September 30, 2014 was calculated as Operating Income plus depreciation, amortization and equity-based compensation expense.

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

Changes in Internal Control Over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

TIME WARNER CABLE INC.

CONSOLIDATED BALANCE SHEET

(Unaudited)

	September 30, 2014	December 31, 2013
	(in millions)
ASSETS
Current assets:
Cash and equivalents	$526	$525
Receivables, less allowances of $134 million and $77 million as of September 30, 2014 and December 31, 2013, respectively	950	954
Deferred income tax assets	319	334
Other current assets	279	331

Total current assets	2,074	2,144
Investments	69	56
Property, plant and equipment, net	15,794	15,056
Intangible assets subject to amortization, net	549	552
Intangible assets not subject to amortization	26,012	26,012
Goodwill	3,138	3,196
Other assets	1,000	1,257

Total assets	$48,636	$48,273

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$462	$565
Deferred revenue and subscriber-related liabilities	193	188
Accrued programming and content expense	902	869
Current maturities of long-term debt	1,540	1,767
Other current liabilities	1,922	1,837

Total current liabilities	5,019	5,226
Long-term debt	22,762	23,285
Deferred income tax liabilities, net	12,230	12,098
Other liabilities	716	717
Commitments and contingencies (Note 12)
TWC shareholders’ equity:
Common stock, $0.01 par value, 280.4 million and 277.9 million shares issued and outstanding as of September 30, 2014 and December 31, 2013, respectively	3	3
Additional paid-in capital	7,093	6,951
Retained earnings (accumulated deficit)	824	(55)
Accumulated other comprehensive income (loss), net	(15)	44

Total TWC shareholders’ equity	7,905	6,943
Noncontrolling interests	4	4

Total equity	7,909	6,947

Total liabilities and equity	$48,636	$48,273

See accompanying notes.

TIME WARNER CABLE INC.

CONSOLIDATED STATEMENT OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
		(recast)		(recast)
	(in millions, except per share data)
Revenue	$5,714	$5,518	$17,022	$16,543
Costs and expenses:
Programming and content	1,326	1,210	3,976	3,719
Sales and marketing	556	528	1,655	1,497
Technical operations	401	394	1,143	1,129
Customer care	210	191	622	575
Other operating	1,167	1,190	3,538	3,669
Depreciation	824	790	2,394	2,371
Amortization	33	32	101	95
Merger-related and restructuring costs	46	23	187	81

Total costs and expenses	4,563	4,358	13,616	13,136

Operating Income	1,151	1,160	3,406	3,407
Interest expense, net	(353)	(379)	(1,066)	(1,175)
Other income, net	5	—	28	10

Income before income taxes	803	781	2,368	2,242
Income tax provision	(304)	(249)	(891)	(828)

Net income	499	532	1,477	1,414
Less: Net income attributable to noncontrolling interests	—	—	—	—

Net income attributable to TWC shareholders	$499	$532	$1,477	$1,414

Net income per common share attributable to TWC common shareholders:
Basic	$1.77	$1.86	$5.25	$4.85

Diluted	$1.76	$1.84	$5.22	$4.81

Weighted-average common shares outstanding:
Basic	279.8	285.0	278.8	289.9

Diluted	283.5	289.0	282.5	293.8

Cash dividends declared per share of common stock	$0.75	$0.65	$2.25	$1.95

See accompanying notes.

TIME WARNER CABLE INC.

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(in millions)
Net income	$499	$532	$1,477	$1,414
Change in accumulated unrealized losses on pension benefit obligation, net of income tax benefit (provision) of $0 and $(8) million for the three months ended September 30, 2014 and 2013, respectively, and $16 million and $(36) million for the nine months ended September 30, 2014 and 2013, respectively	(1)	10	(26)	56
Change in accumulated deferred gains (losses) on cash flow hedges, net of income tax benefit (provision) of $(36) million and $(48) million for the three months ended September 30, 2014 and 2013, respectively, and $21 million and $(58) million for the nine months ended September 30, 2014 and 2013, respectively	58	77	(33)	91

Other comprehensive income (loss)	57	87	(59)	147

Comprehensive income	556	619	1,418	1,561
Less: Comprehensive income attributable to noncontrolling interests	—	—	—	—

Comprehensive income attributable to TWC shareholders	$556	$619	$1,418	$1,561

See accompanying notes.

TIME WARNER CABLE INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2014	2013
	(in millions)
OPERATING ACTIVITIES
Net income	$1,477	$1,414
Adjustments for noncash and nonoperating items:
Depreciation	2,394	2,371
Amortization	101	95
Income from equity-method investments, net of cash distributions	(19)	(9)
Deferred income taxes	185	353
Equity-based compensation expense	138	100
Excess tax benefit from equity-based compensation	(131)	(81)
Changes in operating assets and liabilities, net of acquisitions and dispositions:
Receivables	20	17
Accounts payable and other liabilities	317	(137)
Other changes	58	31

Cash provided by operating activities	4,540	4,154

INVESTING ACTIVITIES
Capital expenditures	(3,179)	(2,371)
Purchases of investments	(2)	(586)
Return of capital from investees	—	7
Proceeds from sale, maturity and collection of investments	18	476
Acquisition of intangible assets	(31)	(30)
Other investing activities	22	19

Cash used by investing activities	(3,172)	(2,485)

FINANCING ACTIVITIES
Short-term borrowings, net	1,027	—
Repayments of long-term debt	(1,750)	(1,500)
Redemption of mandatorily redeemable preferred equity	—	(300)
Dividends paid	(642)	(573)
Repurchases of common stock	(259)	(1,856)
Proceeds from exercise of stock options	199	124
Excess tax benefit from equity-based compensation	131	81
Taxes paid in cash in lieu of shares issued for equity-based compensation	(74)	(64)
Other financing activities	1	(9)

Cash used by financing activities	(1,367)	(4,097)

Increase (decrease) in cash and equivalents	1	(2,428)
Cash and equivalents at beginning of period	525	3,304

Cash and equivalents at end of period	$526	$876

See accompanying notes.

TIME WARNER CABLE INC.

CONSOLIDATED STATEMENT OF EQUITY

(Unaudited)

	TWC Shareholders’ Equity	Non- controlling Interests	Total Equity
	(in millions)
Balance as of December 31, 2012	$7,279	$4	$7,283
Net income	1,414	—	1,414
Other comprehensive income	147	—	147
Cash dividends declared ($1.95 per common share)	(573)	—	(573)
Repurchase and retirement of common stock	(1,844)	—	(1,844)
Equity-based compensation expense	100	—	100
Excess tax benefit realized from equity-based compensation	81	—	81
Shares issued upon exercise of stock options	124	—	124
Taxes paid in lieu of shares issued for equity-based compensation	(64)	—	(64)
Other changes	(2)	—	(2)

Balance as of September 30, 2013	$6,662	$4	$6,666

Balance as of December 31, 2013	$6,943	$4	$6,947
Net income	1,477	—	1,477
Other comprehensive loss	(59)	—	(59)
Cash dividends declared ($2.25 per common share)	(642)	—	(642)
Repurchase and retirement of common stock	(208)	—	(208)
Equity-based compensation expense	138	—	138
Excess tax benefit realized from equity-based compensation	131	—	131
Shares issued upon exercise of stock options	199	—	199
Taxes paid in lieu of shares issued for equity-based compensation	(74)	—	(74)

Balance as of September 30, 2014	$7,905	$4	$7,909

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

Interim Financial Statements

The consolidated financial statements are unaudited; however, in the opinion of management, they contain all the adjustments (consisting of those of a normal recurring nature) considered necessary to present fairly the financial position, results of operations and cash flows for the periods presented in conformity with GAAP applicable to interim periods. The consolidated financial statements should be read in conjunction with the audited consolidated financial statements of TWC for the year ended December 31, 2013 as recast in the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 24, 2014.

2.	RECENT ACCOUNTING STANDARDS

Accounting Standards Not Yet Adopted

Revenue from Contracts with Customers

In May 2014, the Financial Accounting Standards Board issued authoritative guidance that outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most recent current revenue recognition guidance, including industry-specific guidance. The core principle of the revenue model is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance also specifies the accounting for certain incremental costs of obtaining a contract and costs to fulfill a contract with a customer. Entities have the option of applying either a full retrospective approach to all periods presented or a modified approach that reflects differences prior to the date of adoption as an adjustment to equity. This guidance will be effective for TWC on January 1, 2017 and the Company is currently assessing the impact of this guidance on its consolidated financial statements.

3.	COMCAST MERGER

On February 12, 2014, the Company entered into an Agreement and Plan of Merger (the “Agreement”) with Comcast whereby the Company agreed to merge with and into a 100% owned subsidiary of Comcast (the “Comcast merger”). Upon completion of the Comcast merger, all of the outstanding shares of the Company will be cancelled and each issued and outstanding share will be converted into the right to receive 2.875 shares of Class A common stock of Comcast. At their special meetings on October 8, 2014 and October 9, 2014, respectively, Comcast’s shareholders approved the issuance of Comcast Class A common stock to TWC stockholders in the Comcast merger and TWC stockholders approved the adoption of the Agreement. TWC and Comcast expect to complete the Comcast merger in early 2015, subject to receipt of regulatory approvals, as well as satisfaction of certain other closing conditions.

TIME WARNER CABLE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

Set forth below is a reconciliation of net income attributable to TWC common shareholders per basic and diluted common share (in millions, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net income attributable to TWC common shareholders	$495	$529	$1,464	$1,406
Net income allocated to participating securities(a)	4	3	13	8

Net income attributable to TWC shareholders	$499	$532	$1,477	$1,414

Weighted-average basic common shares outstanding	279.8	285.0	278.8	289.9
Dilutive effect of nonparticipating equity awards	1.6	1.9	1.8	1.7
Dilutive effect of participating equity awards(a)	2.1	2.1	1.9	2.2

Weighted-average diluted common shares outstanding	283.5	289.0	282.5	293.8

Net income per common share attributable to TWC common shareholders:
Basic	$1.77	$1.86	$5.25	$4.85

Diluted	$1.76	$1.84	$5.22	$4.81

(a)	The Company’s restricted stock units granted to employees and non-employee directors are considered participating securities with respect to regular quarterly cash dividends.

5.	GOODWILL AND INDEFINITE-LIVED INTANGIBLE ASSETS

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

TIME WARNER CABLE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

As of the Company’s July 1, 2014 annual testing date and based on its qualitative assessment, the Company determined that it was not more likely than not that its cable franchise rights and goodwill were impaired and, therefore, the Company did not perform a quantitative assessment as part of its annual impairment testing. In making that determination, management identified and analyzed qualitative factors, including factors that would most significantly impact a DCF analysis of the fair values of the cable franchise rights and the fair values of the Company’s reporting units. This process included a review of the Company’s most recent projections, analysis of operating results versus the prior year and budget, changes in market values, changes in discount rates and changes in terminal growth rate assumptions.

6.	DERIVATIVE FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The fair values of assets and liabilities associated with the Company’s derivative financial instruments recorded in the consolidated balance sheet as of September 30, 2014 and December 31, 2013 consisted of the following (in millions):

	Assets		Liabilities
	September 30, 2014	December 31, 2013	September 30, 2014	December 31, 2013
Interest rate swaps(a)(b)	$90	$135	$34	$50
Cross-currency swaps(a)(c)	223	321	—	—
Equity award reimbursement obligation(d)	—	—	—	11

Total	$313	$456	$34	$61

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

(b)

Of the total amount of interest rate swap assets recorded as of September 30, 2014 and December 31, 2013, $4 million and $8 million, respectively, is recorded in other current assets in the consolidated balance sheet. The total amount of interest rate swap liabilities recorded as of September 30, 2014 and December 31, 2013 is recorded in other liabilities in the consolidated balance sheet.

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

TIME WARNER CABLE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Fair Value Hedges

The Company uses interest rate swaps to manage interest rate risk by effectively converting fixed-rate debt into variable-rate debt. Under such contracts, the Company is entitled to receive semi-annual interest payments at fixed rates and is required to make semi-annual interest payments at variable rates, without exchange of the underlying principal amount. Such contracts are designated as fair value hedges. The Company recognized no gain or loss related to its interest rate swaps because the changes in the fair values of such instruments were completely offset by the changes in the fair values of the hedged fixed-rate debt. The fair value of interest rate swaps was determined using a DCF analysis based on the terms of the contract and expected forward interest rates, and incorporates the credit risk of the Company and each counterparty (a Level 2 fair value measurement). The following table summarizes the terms of the Company’s existing fixed to variable interest rate swaps as of September 30, 2014 and December 31, 2013:

	September 30, 2014	December 31, 2013
Maturities	2015-2019	2014-2019
Notional amount (in millions)	$6,100	$7,850
Weighted-average pay rate (variable based on LIBOR plus variable margins)	4.77%	4.89%
Weighted-average receive rate (fixed)	6.58%	6.86%

The notional amounts of interest rate instruments, as presented in the above table, are used to measure interest to be paid or received and do not represent the amount of exposure to credit loss.

Cash Flow Hedges

The Company uses cross-currency swaps to manage foreign exchange risk related to foreign currency denominated debt by effectively converting foreign currency denominated debt, including annual interest payments and the payment of principal at maturity, to U.S. dollar denominated debt. Such contracts are designated as cash flow hedges. The Company has entered into cross-currency swaps to effectively convert its £1.275 billion aggregate principal amount of fixed-rate British pound sterling denominated debt, including annual interest payments and the payment of principal at maturity, to fixed-rate U.S. dollar denominated debt. The cross-currency swaps have maturities of June 2031 and July 2042. The fair value of cross-currency swaps was determined using a DCF analysis based on expected forward interest and exchange rates, and incorporates the credit risk of the Company and each counterparty (a Level 2 fair value measurement). The following table summarizes the deferred gain (loss) activity related to cash flow hedges recognized in accumulated other comprehensive income (loss), net, and reclassified into other income, net, for the three and nine months ended September 30, 2014 and 2013 (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Deferred gains (losses) recognized:
Cross-currency swaps	$(19)	$249	$(98)	$140
Deferred (gains) losses reclassified into earnings:
Cross-currency swaps(a)	113	(124)	44	9

Total net deferred gains (losses) recognized	94	125	(54)	149
Income tax (provision) benefit	(36)	(48)	21	(58)

Total net deferred gains (losses) recognized, net of tax	$58	$77	$(33)	$91

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

Changes in the fair value of the equity award reimbursement obligation, valued using significant unobservable inputs (Level 3), from January 1 through September 30 are presented below (in millions):

	2014	2013
Balance at beginning of period	$11	$19
(Gains) losses recognized in other income, net	(1)	8
Payments to Time Warner for awards exercised	(4)	(15)
Transfer out of Level 3	(6)	—

Balance at end of period	$—	$12

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

Fair Value of Other Financial Instruments

The Company’s other financial instruments not measured at fair value on a recurring basis include (a) cash and equivalents, receivables, accounts payable, accrued liabilities and borrowings under the Company’s commercial paper program, which are reflected at cost in the consolidated balance sheet, and (b) TWC senior notes and debentures and Time Warner Cable Enterprises LLC (“TWCE”) senior debentures (collectively, the “senior notes and debentures”) not subject to fair value hedge accounting, which are reflected at amortized cost in the consolidated balance sheet. With the exception of the senior notes and debentures, cost approximates fair value for these instruments due to their short-term nature. The carrying value and related estimated fair value of the senior notes and debentures was $23.187 billion and $27.577 billion, respectively, as of September 30, 2014 and $25.003 billion and $25.187 billion, respectively, as of December 31, 2013. Estimated fair values for the senior notes and debentures are determined by reference to the market value of the instrument as quoted on a national securities exchange or in an over-the-counter market (a Level 1 fair value measurement).

TIME WARNER CABLE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

7.	TWC SHAREHOLDERS’ EQUITY

Changes in Common Stock

Changes in the Company’s common stock from January 1 through September 30 are presented below (in millions):

	2014	2013
Balance at beginning of period	277.9	297.7
Shares issued under the Company’s equity-based compensation plan	4.0	3.8
Shares repurchased and retired	(1.5)	(18.6)

Balance at end of period	280.4	282.9

Common Stock Repurchase Program

As a result of the Company’s entry into the merger agreement with Comcast, the Company’s $4.0 billion common stock repurchase program (the “Stock Repurchase Program”) was suspended on February 13, 2014. Prior to the merger agreement with Comcast, the Company repurchased 1.5 million shares of TWC common stock for $208 million during 2014. As of September 30, 2014, the Company had $2.723 billion remaining under the Stock Repurchase Program authorization.

Accumulated Other Comprehensive Income (Loss), Net

Changes in accumulated other comprehensive income (loss), net, included in TWC shareholders’ equity from January 1 through September 30 are presented below (in millions):

	2014	2013
Balance at beginning of period	$44	$(663)
Other comprehensive income (loss) before reclassifications, net of tax	(86)	105
Amounts reclassified into earnings, net of tax	27	42

Other comprehensive income (loss), net of tax	(59)	147

Balance at end of period	$(15)	$(516)

TIME WARNER CABLE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The following table summarizes the changes in the components of accumulated other comprehensive income (loss), net, included in TWC shareholders’ equity from January 1 through September 30 (in millions):

	2014	2013
Unrealized losses on pension benefit obligation:
Balance at beginning of period	$(104)	$(708)
Other comprehensive income (loss) before reclassifications, net of tax	(25)	21
Amounts reclassified into earnings, net of tax:
Amortization of actuarial (gain) loss(a)	(2)	56
Income tax (benefit) provision	1	(21)

Amortization of actuarial (gain) loss, net of tax	(1)	35
Other comprehensive income (loss), net of tax	(26)	56

Balance at end of period	$(130)	$(652)

Deferred gains (losses) on cash flow hedges:
Balance at beginning of period	$149	$45
Other comprehensive income (loss) before reclassifications, net of tax	(61)	84
Amounts reclassified into earnings, net of tax:
Effective portion of loss on cash flow hedges(b)	44	9
Income tax benefit	(16)	(2)

Effective portion of loss on cash flow hedges, net of tax	28	7
Other comprehensive income (loss), net of tax	(33)	91

Balance at end of period	$116	$136

Other changes:
Balance at beginning and end of period	$(1)	$—

(a)	Amounts are included in the computation of net periodic benefit costs as discussed further in Note 9.
(b)	Amounts are recorded in other income, net, in the consolidated statement of operations as discussed further in Note 6.

8.	EQUITY-BASED COMPENSATION

TWC is authorized under the Company’s stock incentive plan (the “2011 Plan”) to grant restricted stock units (“RSUs”) and options to purchase shares of TWC common stock to its employees and non-employee directors. As of September 30, 2014, the 2011 Plan provides for the issuance of up to 20.0 million shares of TWC common stock, of which 8.7 million shares were available for grant.

Equity-based compensation expense recognized for the three and nine months ended September 30, 2014 and 2013 was as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Restricted stock units(a)	$40	$19	$121	$69
Stock options	5	7	17	31

Total equity-based compensation expense(a)	$45	$26	$138	$100

(a)

For the three and nine months ended September 30, 2014, amounts include $17 million and $40 million, respectively, of equity-based compensation expense recognized in merger-related and restructuring costs in the consolidated statement of operations.

TIME WARNER CABLE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Restricted Stock Units

For the nine months ended September 30, 2014, TWC granted 3.778 million RSUs at a weighted-average grant date fair value of $135.72 per RSU, which included 143,000 RSUs subject to performance-based vesting conditions (“PBUs”) at a weighted-average grant date fair value of $135.31 per PBU. For the nine months ended September 30, 2013, TWC granted 1.200 million RSUs at a weighted-average grant date fair value of $87.30 per RSU, which included 142,000 PBUs at a weighted-average grant date fair value of $87.31 per PBU. Total unrecognized compensation cost related to unvested RSUs as of September 30, 2014, without taking into account expected forfeitures, was $501 million, which the Company expects to recognize over a weighted-average period of 3.85 years, without taking into account acceleration of vesting.

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

Stock Options

For the nine months ended September 30, 2014, TWC granted no stock options. For the nine months ended September 30, 2013, TWC granted 2.539 million stock options at a weighted-average grant date fair value of $15.66 per option, which included 302,000 stock options subject to performance-based vesting conditions (“PBOs”) at a weighted-average grant date fair value of $15.57 per PBO. Total unrecognized compensation cost related to unvested stock options as of September 30, 2014, without taking into account expected forfeitures, was $28 million, which the Company expects to recognize over a weighted-average period of 1.92 years, without taking into account acceleration of vesting.

TIME WARNER CABLE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

The table below presents the assumptions used to value stock options at their grant date for the nine months ended September 30, 2013 and reflects the weighted average of all awards granted within the period:

Expected volatility	26.14%
Expected term to exercise from grant date (in years)	5.94
Risk-free rate	1.19%
Expected dividend yield	2.97%

9.	PENSION COSTS

TWC sponsors the Time Warner Cable Pension Plan (the “TWC Pension Plan”) and the Time Warner Cable Union Pension Plan (the “Union Pension Plan” and, together with the TWC Pension Plan, the “qualified pension plans”), both qualified defined benefit pension plans, that together provide pension benefits to a majority of the Company’s employees. TWC also provides a nonqualified defined benefit pension plan for certain employees (the “nonqualified pension plan” and, together with the qualified pension plans, the “pension plans”). Pension benefits are based on formulas that reflect the employees’ years of service and compensation during their employment period. TWC uses a December 31 measurement date for its pension plans. The components of net periodic benefit costs for the three and nine months ended September 30, 2014 and 2013 is as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Service cost	$43	$51	$129	$153
Interest cost	36	35	108	104
Expected return on plan assets	(58)	(54)	(174)	(160)
Amounts amortized	(1)	19	(2)	56

Net periodic benefit costs	$20	$51	$61	$153

The Company made no cash contributions to the qualified pension plans during the nine months ended September 30, 2014, and does not expect to make any discretionary cash contributions to the qualified pension plans during the remainder of 2014. For the nonqualified pension plan, the Company will continue to make contributions during the remainder of 2014 to the extent benefits are paid.

TIME WARNER CABLE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

10.	MERGER-RELATED AND RESTRUCTURING COSTS

Merger-related and restructuring costs for the three and nine months ended September 30, 2014 and 2013 consisted of the following (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Merger-related costs	$48	$2	$163	$9
Restructuring costs	(2)	21	24	72

Total merger-related and restructuring costs	$46	$23	$187	$81

Merger-related Costs

For the three and nine months ended September 30, 2014, the Company incurred merger-related costs of $48 million and $163 million, respectively. These costs primarily consisted of Comcast merger-related costs, which, for the three and nine months ended September 30, 2014, included employee retention costs of $34 million and $103 million, respectively, and advisory and legal fees of $15 million and $57 million, respectively. Merger-related costs for the three and nine months ended September 30, 2014 also included a $1 million reversal and $3 million of costs, respectively, incurred in connection with the acquisition of DukeNet Communications, LLC. During the three and nine months ended September 30, 2013, the Company incurred merger-related costs of $2 million and $9 million, respectively, in connection with the acquisition of Insight Communications Company, Inc. The Company expects to incur additional merger-related costs during the remainder of 2014 in connection with the Comcast merger. Changes in the Company’s accruals for merger-related costs are presented below (in millions):

	Employee Costs	Other Costs	Total
Remaining liability as of December 31, 2012	$7	$7	$14
Costs incurred	—	13	13
Cash paid(a)	(4)	(17)	(21)

Remaining liability as of December 31, 2013	3	3	6
Costs incurred	66	58	124
Adjustments	(1)	—	(1)
Cash paid	(5)	(48)	(53)

Remaining liability as of September 30, 2014(b)	$63	$13	$76

(a)	Of the total cash paid in 2013, $16 million was paid during the nine months ended September 30, 2013.
(b)	The remaining $76 million liability as of September 30, 2014 is classified as a current liability in the consolidated balance sheet.

In addition to the cash settled liabilities shown in the table above, the Company also issued retention RSUs, as discussed in Note 8, which resulted in additional merger-related costs of $17 million and $40 million for the three and nine months ended September 30, 2014, respectively.

TIME WARNER CABLE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Restructuring Costs

The results for the three and nine months ended September 30, 2014 included a net $2 million reversal and $24 million of restructuring costs, respectively, and for the three and nine months ended September 30, 2013, restructuring costs of $21 million and $72 million, respectively, primarily related to employee terminations and other exit costs. The Company expects to incur additional restructuring costs during the remainder of 2014. Changes in the Company’s restructuring reserves are presented below (in millions):

	Employee Termination Costs	Other Exit Costs	Total
Remaining liability as of December 31, 2012	$24	$3	$27
Costs incurred	88	18	106
Cash paid(a)	(73)	(17)	(90)

Remaining liability as of December 31, 2013	39	4	43
Costs incurred	13	14	27
Adjustments	(3)	—	(3)
Cash paid	(39)	(17)	(56)

Remaining liability as of September 30, 2014(b)	$10	$1	$11

(a)	Of the total cash paid in 2013, $75 million was paid during the nine months ended September 30, 2013.
(b)

Of the remaining liability as of September 30, 2014, $8 million is classified as a current liability, with the remaining amount classified as a noncurrent liability in the consolidated balance sheet. Amounts are expected to be paid through March 2018.

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

•

Other Operations, which principally consists of (i) Time Warner Cable Media (“TWC Media”), the advertising sales arm of TWC, (ii) TWC-owned and/or operated regional sports networks (“RSNs”) and local sports, news and lifestyle channels (e.g., Time Warner Cable News NY1) and (iii) other operating revenue and costs, including those derived from the Advance/Newhouse Partnership and home shopping network-related services. The business units reflected in the Other Operations segment individually do not meet the thresholds to be reported as separate reportable segments.

TIME WARNER CABLE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

Segment information for the three and nine months ended September 30, 2014 and 2013 is as follows (in millions):

	Three Months Ended September 30, 2014
	Residential Services Segment	Business Services Segment	Other Operations Segment	Shared Functions	Intersegment Eliminations	Total Consolidated
Revenue(a)	$4,615	$724	$438	$—	$(63)	$5,714
Operating costs and expenses	(2,489)	(282)	(240)	(712)	63	(3,660)
Merger-related and restructuring costs	—	—	—	(46)	—	(46)

OIBDA	$2,126	$442	$198	$(758)	$—	2,008

Depreciation						(824)
Amortization						(33)

Operating Income						$1,151

	Three Months Ended September 30, 2013
	Residential Services Segment	Business Services Segment	Other Operations Segment	Shared Functions	Intersegment Eliminations	Total Consolidated
Revenue(a)	$4,579	$594	$393	$—	$(48)	$5,518
Operating costs and expenses	(2,456)	(250)	(152)	(703)	48	(3,513)
Merger-related and restructuring costs	—	—	—	(23)	—	(23)

OIBDA	$2,123	$344	$241	$(726)	$—	1,982

Depreciation						(790)
Amortization						(32)

Operating Income						$1,160

TIME WARNER CABLE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

	Nine Months Ended September 30, 2014
	Residential Services Segment	Business Services Segment	Other Operations Segment	Shared Functions	Intersegment Eliminations	Total Consolidated
Revenue(a)	$13,845	$2,083	$1,274	$—	$(180)	$17,022
Operating costs and expenses	(7,395)	(830)	(730)	(2,159)	180	(10,934)
Merger-related and restructuring costs	—	—	—	(187)	—	(187)

OIBDA	$6,450	$1,253	$544	$(2,346)	$—	5,901

Depreciation						(2,394)
Amortization						(101)

Operating Income						$3,406

	Nine Months Ended September 30, 2013
	Residential Services Segment	Business Services Segment	Other Operations Segment	Shared Functions	Intersegment Eliminations	Total Consolidated
Revenue(a)	$13,822	$1,696	$1,173	$—	$(148)	$16,543
Operating costs and expenses	(7,328)	(714)	(533)	(2,162)	148	(10,589)
Merger-related and restructuring costs	—	—	—	(81)	—	(81)

OIBDA	$6,494	$982	$640	$(2,243)	$—	5,873

Depreciation						(2,371)
Amortization						(95)

Operating Income						$3,407

(a)	Revenue derived from outside the U.S. was insignificant in all periods presented. No single customer accounted for a significant amount of revenue in any period presented.

Intersegment Eliminations relates to the programming provided to the Residential Services and Business Services segments by the Company’s RSNs and local sports, news and lifestyle channels. These services are reflected as programming expense for the Residential Services and Business Services segments and as revenue for the Other Operations segment.

Intersegment revenue for the three and nine months ended September 30, 2014 and 2013 consisted of the following (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Residential Services	$—	$—	$—	$—
Business Services	—	—	—	—
Other Operations	63	48	180	148

Total intersegment revenue	$63	$48	$180	$148

TIME WARNER CABLE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The Company’s revenue for the three and nine months ended September 30, 2014 and 2013 was derived from the following sources (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Residential Services revenue:
Video	$2,497	$2,600	$7,538	$ 7,945
High-speed data	1,620	1,461	4,784	4,291
Voice	476	498	1,462	1,534
Other	22	20	61	52

Total Residential Services revenue	4,615	4,579	13,845	13,822
Business Services revenue:
Video	93	87	272	258
High-speed data	343	282	980	806
Voice	132	110	373	308
Wholesale transport	105	65	303	181
Other	51	50	155	143

Total Business Services revenue	724	594	2,083	1,696
Other Operations revenue:
Advertising	276	253	795	741
Other	162	140	479	432

Total Other Operations revenue	438	393	1,274	1,173
Intersegment eliminations	(63)	(48)	(180)	(148)

Total revenue	$5,714	$5,518	$17,022	$ 16,543

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

Legal Proceedings

Following the announcement of the Comcast merger on February 13, 2014, eight putative class action complaints challenging the merger were filed on behalf of purported TWC stockholders, seven in the Supreme Court of the State of New York, County of New York and one in the Court of Chancery of the State of Delaware. These complaints were captioned: Barrett v. Time Warner Cable Inc., et al. (N.Y. Sup. Ct.); Karl Graulich IRA v. Marcus, et al. (N.Y. Sup. Ct.); Wedeking v. Time Warner Cable Inc., et al. (N.Y. Sup. Ct.); Lassoff v. Time Warner Cable Inc., et al. (N.Y. Sup. Ct.); Thomas v. Marcus, et al. (N.Y. Sup. Ct.); Tangarone v. Time Warner Cable Inc., et al. (N.Y. Sup. Ct.); Louisiana Municipal Police Employees’ Retirement System v. Black, et al. (Del. Ch.); and Empire State Supply Corp. v. Time Warner Cable Inc., et al. (N.Y. Sup. Ct.). On March 25, 2014, the plaintiff in Tangarone v. Time Warner Cable Inc. voluntarily discontinued the action in the New York Supreme Court and re-filed the action in the Court of Chancery of the State of Delaware under the caption Tangarone v. Time Warner Cable Inc., et al. (Del. Ch.). Likewise, on March 26, 2014, the plaintiffs in Empire State Supply Corp. v. Time Warner Cable Inc., et al. voluntarily discontinued the action in the New York Supreme Court, and re-filed the action on March 27, 2014 in the Court of Chancery of the State of Delaware under the caption Empire State Supply Corp. v. Time Warner Cable Inc., et al. (Del. Ch.). On March 28, 2014, the plaintiffs in Louisiana Municipal Police Employees’ Retirement System v. Black, et al. (Del. Ch.) filed an amended complaint. On April 2, 2014, the Court orally granted a motion to consolidate the pending actions in the New York Supreme Court under the caption Barrett, et al. v. Time Warner Cable Inc., et al. (N.Y. Sup. Ct.), which the Court did formally by written order on April 15, 2014. On April 3, 2014, the plaintiffs in Barrett, et al. v. Time Warner Cable Inc., et al. (N.Y. Sup. Ct.) filed a consolidated amended complaint. The various complaints name as defendants the Company, the members of the Company’s Board of Directors, Comcast and Tango Acquisition Sub, Inc. (“Merger Sub”). The complaints assert that the members of the Company’s Board of Directors breached their fiduciary duties to the Company’s stockholders during the Comcast merger negotiations and by entering into the Comcast merger agreement and approving the Comcast merger, and that Comcast and Merger Sub aided and abetted such breaches of fiduciary duties. The complaints also allege that the Company and its Board of Directors failed to disclose in the registration statement related to the Comcast merger material facts relating to the merger. The complaints seek, among other relief, injunctive relief enjoining the shareholder vote on the Comcast merger, unspecified declaratory and equitable relief, compensatory damages in an unspecified amount, and costs and fees. On July 22, 2014, the parties to the litigation entered into a memorandum of understanding reflecting the terms of an agreement, subject to final approval by the New York Supreme Court and certain other conditions, to settle all of the outstanding litigation challenging the merger. The Company believes that the claims asserted against it in the lawsuits are without merit and, if the settlement does not receive final approval by the New York Supreme Court or otherwise is not consummated, intends to defend against the litigation vigorously.

On December 11, 2013, Constellation Technologies LLC, a wholly owned subsidiary of Rockstar Consortium US LP (“Rockstar”), filed a complaint in the U.S. District Court for the Eastern District of Texas alleging that the Company and its subsidiary, TWCE, infringe six patents purportedly relating to the Company’s use of various technologies, including switched digital technology for video delivery, Multiprotocol Label Switching (“MPLS”) networks and data routing techniques, Ethernet passive optical networks and IP Multimedia Subsystem (“IMS”) protocols to provide video, high-speed data and voice services. Rockstar acquired these patents and others from Nortel Networks Limited, a wholly owned subsidiary of Nortel Networks Corporation, in 2011. The plaintiff is seeking unspecified monetary damages. On January 3, 2014, the plaintiff filed an Amended Complaint, and on February 7, 2014, the Company moved to dismiss certain allegations in the Amended Complaint. On September 29, 2014, the court denied the Company’s motion to dismiss. The Company intends to defend against this lawsuit vigorously, but is unable to predict the outcome of this lawsuit or reasonably estimate a range of possible loss.

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

On August 9, 2010, the plaintiffs in Michelle Downs and Laurie Jarrett, et al. v. Insight Communications Company, L.P. filed a second amended complaint in a purported class action in the U.S. District Court for the Western District of Kentucky alleging that Insight Communications Company, L.P. violated Section 1 of the Sherman Antitrust Act by tying the sales of premium cable television services to the leasing of set-top converter boxes, which is similar to the federal claim against the Company in In re: Set-Top Cable Television Box Antitrust Litigation, discussed above. The plaintiffs are seeking, among other things, unspecified treble monetary damages and an injunction to cease such alleged practices. On July 19, 2013, the Company filed a motion for summary judgment, which argued that Insight Communications Company, L.P. did not coerce the plaintiffs to lease a set-top converter box, a necessary element of the plaintiffs’ claim. On July 29, 2014, the court granted TWC’s summary judgment motion and entered judgment in TWC’s favor and, on August 26, 2014, the plaintiffs filed a motion for reconsideration. The Company intends to defend against this lawsuit vigorously, but is unable to predict the outcome of this lawsuit or reasonably estimate a range of possible loss.

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

TIME WARNER CABLE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

13.	ADDITIONAL FINANCIAL INFORMATION

Other Current Assets

Other current assets as of September 30, 2014 and December 31, 2013 consisted of the following (in millions):

	September 30, 2014	December 31, 2013
Prepaid income taxes	$53	$142
Other prepaid expenses	195	155
Other current assets	31	34

Total other current assets	$279	$331

Other Current Liabilities

Other current liabilities as of September 30, 2014 and December 31, 2013 consisted of the following (in millions):

	September 30, 2014	December 31, 2013
Accrued compensation and benefits	$430	$394
Accrued interest	395	529
Accrued sales and other taxes	318	132
Accrued insurance	194	185
Accrued franchise fees	143	155
Other accrued expenses	442	442

Total other current liabilities	$1,922	$1,837

Interest Expense, Net

Interest expense, net, for the three and nine months ended September 30, 2014 and 2013 consisted of the following (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Interest expense	$(353)	$(379)	$(1,066)	$(1,178)
Interest income	—	—	—	3

Interest expense, net	$(353)	$(379)	$(1,066)	$(1,175)

TIME WARNER CABLE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Other Income, Net

Other income, net, for the three and nine months ended September 30, 2014 and 2013 consisted of the following (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Income from equity-method investments, net	$5	$2	$27	$16
Gain (loss) on equity award reimbursement obligation to Time Warner	—	(3)	1	(8)
Other	—	1	—	2

Other income, net	$5	$—	$28	$10

Related Party Transactions

The Company’s transactions with related parties (i.e., equity-method investees) for the three and nine months ended September 30, 2014 and 2013 consisted of the following (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenue	$3	$2	$6	$6

Costs and expenses:
Programming and content	$(39)	$(43)	$(132)	$(147)
Other operating	(5)	(6)	(15)	(15)

Total costs and expenses	$(44)	$(49)	$(147)	$(162)

Supplemental Cash Flow Information

Additional financial information with respect to cash (payments) and receipts for the nine months ended September 30, 2014 and 2013 is as follows (in millions):

	Nine Months Ended September 30,
	2014	2013
Cash paid for interest	$(1,279)	$(1,425)
Interest income received(a)	92	121

Cash paid for interest, net	$(1,187)	$(1,304)

Cash paid for income taxes	$(300)	$(472)
Cash refunds of income taxes	14	1

Cash paid for income taxes, net	$(286)	$(471)

(a)	Interest income received includes amounts received under interest rate swap contracts.

The consolidated statement of cash flows for the nine months ended September 30, 2013 includes (a) purchases of short-term investments in U.S. Treasury securities of $575 million (included in purchases of investments) and (b) proceeds from the maturity of short-term investments in U.S. Treasury securities of $475 million (included in proceeds from sale, maturity and collection of investments).

TIME WARNER CABLE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The consolidated statement of cash flows for the nine months ended September 30, 2013 does not reflect $21 million of common stock repurchases that were included in other current liabilities as of September 30, 2013 for which payment was made in October 2013.

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

Basis of Presentation

As discussed in Note 1, during the first quarter of 2014, the Company revised its categorization of operating costs and expenses to be consistent with how such costs and expenses are presented to management and to provide a more meaningful presentation. As such, the Company has recast operating costs and expenses in the consolidating statement of operations for the prior periods to reflect the new categorization. Refer to Note 1 for further details.

On November 1, 2013, the Company completed the second phase of an internal reorganization to simplify its organizational structure. As part of this phase of the reorganization, on November 1, 2013, TW NY Cable Holding Inc. merged with and into the Parent Company, with the Parent Company as the surviving entity, and TWC Internet Holdings II merged with and into TWCE, with TWCE as the surviving entity and a direct 100% owned subsidiary of the Parent Company. As a result of this phase of the reorganization, the presentation of the condensed consolidating statement of operations, comprehensive income and cash flows for the prior periods has been recast to reflect TWCE as the sole subsidiary guarantor of debt securities issued by the Parent Company.

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

TIME WARNER CABLE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The Company’s condensed consolidating financial information as of September 30, 2014 and December 31, 2013 and for the three and nine months ended September 30, 2014 and 2013 is as follows (in millions):

Condensed Consolidating Balance Sheet as of September 30, 2014

	Parent Company	Guarantor Subsidiary	Non- Guarantor Subsidiaries	Eliminations	TWC Consolidated
ASSETS
Current assets:
Cash and equivalents	$318	$—	$208	$—	$526
Receivables, net	35	—	915	—	950
Receivables from affiliated parties	214	—	27	(241)	—
Deferred income tax assets	10	—	309	—	319
Other current assets	36	33	210	—	279

Total current assets	613	33	1,669	(241)	2,074
Investments in and amounts due from consolidated subsidiaries	44,158	45,570	7,641	(97,369)	—
Investments	—	56	13	—	69
Property, plant and equipment, net	—	28	15,766	—	15,794
Intangible assets subject to amortization, net	—	5	544	—	549
Intangible assets not subject to amortization	—	—	26,012	—	26,012
Goodwill	—	—	3,138	—	3,138
Other assets	919	—	81	—	1,000

Total assets	$45,690	$45,692	$54,864	$(97,610)	$48,636

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$—	$—	$462	$—	$462
Deferred revenue and subscriber-related liabilities	—	—	193	—	193
Payables to affiliated parties	27	211	3	(241)	—
Accrued programming and content expense	—	—	902	—	902
Current maturities of long-term debt	1,531	—	9	—	1,540
Other current liabilities	665	22	1,235	—	1,922

Total current liabilities	2,223	233	2,804	(241)	5,019
Long-term debt	20,622	2,062	78	—	22,762
Deferred income tax liabilities, net	304	154	11,772	—	12,230
Long-term payables to affiliated parties	7,641	14,702	—	(22,343)	—
Other liabilities	126	101	489	—	716
TWC shareholders’ equity:
Due to (from) TWC and subsidiaries	6,869	1,088	(7,957)	—	—
Other TWC shareholders’ equity	7,905	27,352	47,674	(75,026)	7,905

Total TWC shareholders’ equity	14,774	28,440	39,717	(75,026)	7,905
Noncontrolling interests	—	—	4	—	4

Total equity	14,774	28,440	39,721	(75,026)	7,909

Total liabilities and equity	$45,690	$45,692	$54,864	$(97,610)	$48,636

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

TIME WARNER CABLE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Condensed Consolidating Statement of Operations for the Three Months Ended September 30, 2014

	Parent Company	Guarantor Subsidiary	Non- Guarantor Subsidiaries	Eliminations	TWC Consolidated
Revenue	$—	$—	$5,714	$—	$5,714
Costs and expenses:
Programming and content	—	—	1,326	—	1,326
Sales and marketing	—	—	556	—	556
Technical operations	—	—	401	—	401
Customer care	—	—	210	—	210
Other operating	—	—	1,167	—	1,167
Depreciation	—	—	824	—	824
Amortization	—	—	33	—	33
Merger-related and restructuring costs	13	—	33	—	46

Total costs and expenses	13	—	4,550	—	4,563

Operating Income (Loss)	(13)	—	1,164	—	1,151
Equity in pretax income of consolidated subsidiaries	868	1,185	—	(2,053)	—
Interest income (expense), net	(52)	(353)	52	—	(353)
Other income, net	—	1	4	—	5

Income before income taxes	803	833	1,220	(2,053)	803
Income tax provision	(304)	(311)	(322)	633	(304)

Net income	499	522	898	(1,420)	499
Less: Net income attributable to noncontrolling interests	—	—	—	—	—

Net income attributable to TWC shareholders	$499	$522	$898	$(1,420)	$499

Condensed Consolidating Statement of Comprehensive Income for the Three Months Ended September 30, 2014

	Parent Company	Guarantor Subsidiary	Non- Guarantor Subsidiaries	Eliminations	TWC Consolidated
Net income	$499	$522	$898	$(1,420)	$499
Change in accumulated unrealized losses on pension benefit obligation, net of tax	(1)	—	—	—	(1)
Change in accumulated deferred gains (losses) on cash flow hedges, net of tax	58	—	—	—	58

Other comprehensive income	57	—	—	—	57

Comprehensive income	556	522	898	(1,420)	556
Less: Comprehensive income attributable to noncontrolling interests	—	—	—	—	—

Comprehensive income attributable to TWC shareholders	$556	$522	$898	$(1,420)	$556

TIME WARNER CABLE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Condensed Consolidating Statement of Operations for the Three Months Ended September 30, 2013

(recast)

	Parent Company	Guarantor Subsidiary	Non- Guarantor Subsidiaries	Eliminations	TWC Consolidated
Revenue	$—	$—	$5,518	$—	$5,518
Costs and expenses:
Programming and content	—	—	1,210	—	1,210
Sales and marketing	—	—	528	—	528
Technical operations	—	—	394	—	394
Customer care	—	—	191	—	191
Other operating	—	—	1,190	—	1,190
Depreciation	—	—	790	—	790
Amortization	—	—	32	—	32
Merger-related and restructuring costs	—	—	23	—	23

Total costs and expenses	—	—	4,358	—	4,358

Operating Income	—	—	1,160	—	1,160
Equity in pretax income of consolidated subsidiaries	834	890	—	(1,724)	—
Interest expense, net	(53)	(128)	(198)	—	(379)
Other income (expense), net	—	(1)	1	—	—

Income before income taxes	781	761	963	(1,724)	781
Income tax provision	(249)	(252)	(144)	396	(249)

Net income	532	509	819	(1,328)	532
Less: Net income attributable to noncontrolling interests	—	—	—	—	—

Net income attributable to TWC shareholders	$532	$509	$819	$(1,328)	$532

Condensed Consolidating Statement of Comprehensive Income for the Three Months Ended September 30, 2013 (recast)

	Parent Company	Guarantor Subsidiary	Non- Guarantor Subsidiaries	Eliminations	TWC Consolidated
Net income	$532	$509	$819	$(1,328)	$532
Change in accumulated unrealized losses on pension benefit obligation, net of tax	10	—	—	—	10
Change in accumulated deferred gains (losses) on cash flow hedges, net of tax	77	—	—	—	77

Other comprehensive income	87	—	—	—	87

Comprehensive income	619	509	819	(1,328)	619
Less: Comprehensive income attributable to noncontrolling interests	—	—	—	—	—

Comprehensive income attributable to TWC shareholders	$619	$509	$819	$(1,328)	$619

TIME WARNER CABLE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Condensed Consolidating Statement of Operations for the Nine Months Ended September 30, 2014

	Parent Company	Guarantor Subsidiary	Non- Guarantor Subsidiaries	Eliminations	TWC Consolidated
Revenue	$—	$—	$17,022	$—	$17,022
Costs and expenses:
Programming and content	—	—	3,976	—	3,976
Sales and marketing	—	—	1,655	—	1,655
Technical operations	—	—	1,143	—	1,143
Customer care	—	—	622	—	622
Other operating	—	—	3,538	—	3,538
Depreciation	—	—	2,394	—	2,394
Amortization	—	—	101	—	101
Merger-related and restructuring costs	54	—	133	—	187

Total costs and expenses	54	—	13,562	—	13,616

Operating Income (Loss)	(54)	—	3,460	—	3,406
Equity in pretax income of consolidated subsidiaries	2,571	3,561	—	(6,132)	—
Interest income (expense), net	(149)	(1,071)	154	—	(1,066)
Other income, net	—	10	18	—	28

Income before income taxes	2,368	2,500	3,632	(6,132)	2,368
Income tax provision	(891)	(936)	(940)	1,876	(891)

Net income	1,477	1,564	2,692	(4,256)	1,477
Less: Net income attributable to noncontrolling interests	—	—	—	—	—

Net income attributable to TWC shareholders	$1,477	$1,564	$2,692	$(4,256)	$1,477

Condensed Consolidating Statement of Comprehensive Income for the Nine Months Ended September 30, 2014

	Parent Company	Guarantor Subsidiary	Non- Guarantor Subsidiaries	Eliminations	TWC Consolidated
Net income	$1,477	$1,564	$2,692	$(4,256)	$1,477
Change in accumulated unrealized losses on pension benefit obligation, net of tax	(26)	—	—	—	(26)
Change in accumulated deferred gains (losses) on cash flow hedges, net of tax	(33)	—	—	—	(33)

Other comprehensive loss	(59)	—	—	—	(59)

Comprehensive income	1,418	1,564	2,692	(4,256)	1,418
Less: Comprehensive income attributable to noncontrolling interests	—	—	—	—	—

Comprehensive income attributable to TWC shareholders	$1,418	$1,564	$2,692	$(4,256)	$1,418

TIME WARNER CABLE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Condensed Consolidating Statement of Operations for the Nine Months Ended September 30, 2013

(recast)

	Parent Company	Guarantor Subsidiary	Non- Guarantor Subsidiaries	Eliminations	TWC Consolidated
Revenue	$—	$—	$16,543	$—	$16,543
Costs and expenses:
Programming and content	—	—	3,719	—	3,719
Sales and marketing	—	—	1,497	—	1,497
Technical operations	—	—	1,129	—	1,129
Customer care	—	—	575	—	575
Other operating	—	—	3,669	—	3,669
Depreciation	—	—	2,371	—	2,371
Amortization	—	—	95	—	95
Merger-related and restructuring costs	—	—	81	—	81

Total costs and expenses	—	—	13,136	—	13,136

Operating Income	—	—	3,407	—	3,407
Equity in pretax income of consolidated subsidiaries	2,424	2,582	—	(5,006)	—
Interest expense, net	(183)	(294)	(698)	—	(1,175)
Other income, net	1	2	7	—	10

Income before income taxes	2,242	2,290	2,716	(5,006)	2,242
Income tax provision	(828)	(855)	(514)	1,369	(828)

Net income	1,414	1,435	2,202	(3,637)	1,414
Less: Net income attributable to noncontrolling interests	—	—	—	—	—

Net income attributable to TWC shareholders	$1,414	$1,435	$2,202	$(3,637)	$1,414

Condensed Consolidating Statement of Comprehensive Income for the Nine Months Ended September 30, 2013 (recast)

	Parent Company	Guarantor Subsidiary	Non- Guarantor Subsidiaries	Eliminations	TWC Consolidated
Net income	$1,414	$1,435	$2,202	$(3,637)	$1,414
Change in accumulated unrealized losses on pension benefit obligation, net of tax	56	—	—	—	56
Change in accumulated deferred gains (losses) on cash flow hedges, net of tax	91	—	—	—	91

Other comprehensive income	147	—	—	—	147

Comprehensive income	1,561	1,435	2,202	(3,637)	1,561
Less: Comprehensive income attributable to noncontrolling interests	—	—	—	—	—

Comprehensive income attributable to TWC shareholders	$1,561	$1,435	$2,202	$(3,637)	$1,561

TIME WARNER CABLE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Condensed Consolidating Statement of Cash Flows for the Nine Months Ended September 30, 2014

	Parent Company	Guarantor Subsidiary	Non- Guarantor Subsidiaries	Eliminations	TWC Consolidated
Cash provided (used) by operating activities	$83	$(1,066)	$5,523	$—	$4,540

INVESTING ACTIVITIES
Capital expenditures	—	—	(3,179)	—	(3,179)
Purchases of investments	—	(2)	—	—	(2)
Proceeds from sale, maturity and collection of investments	18	—	—	—	18
Acquisition of intangible assets	—	(3)	(28)	—	(31)
Other investing activities	—	(2)	24	—	22

Cash provided (used) by investing activities	18	(7)	(3,183)	—	(3,172)

FINANCING ACTIVITIES
Short-term borrowings, net	1,027	—	—	—	1,027
Repayments of long-term debt	(1,750)	—	—	—	(1,750)
Dividends paid	(642)	—	—	—	(642)
Repurchases of common stock	(259)	—	—	—	(259)
Proceeds from exercise of stock options	199	—	—	—	199
Excess tax benefit from equity-based compensation	131	—	—	—	131
Taxes paid in cash in lieu of shares issued for equity-based compensation	—	—	(74)	—	(74)
Net change in investments in and amounts due from consolidated subsidiaries	1,189	1,073	(2,262)	—	—
Other financing activities	6	—	(5)	—	1

Cash provided (used) by financing activities	(99)	1,073	(2,341)	—	(1,367)

Increase (decrease) in cash and equivalents	2	—	(1)	—	1
Cash and equivalents at beginning of period	316	—	209	—	525

Cash and equivalents at end of period	$318	$—	$208	$—	$526

TIME WARNER CABLE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Condensed Consolidating Statement of Cash Flows for the Nine Months Ended September 30, 2013

(recast)

	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	TWC Consolidated
Cash provided (used) by operating activities	$(240)	$(546)	$4,940	$—	$4,154

INVESTING ACTIVITIES
Capital expenditures	—	—	(2,371)	—	(2,371)
Purchases of investments	(575)	(11)	—	—	(586)
Return of capital from investees	—	7	—	—	7
Proceeds from sale, maturity and collection of investments	476	—	—	—	476
Acquisition of intangible assets	—	(3)	(27)	—	(30)
Other investing activities	—	—	19	—	19

Cash used by investing activities	(99)	(7)	(2,379)	—	(2,485)

FINANCING ACTIVITIES
Repayments of long-term debt	(1,500)	—	—	—	(1,500)
Redemption of mandatorily redeemable preferred equity	—	(300)	—	—	(300)
Dividends paid	(573)	—	—	—	(573)
Repurchases of common stock	(1,856)	—	—	—	(1,856)
Proceeds from exercise of stock options	124	—	—	—	124
Excess tax benefit from equity-based compensation	81	—	—	—	81
Taxes paid in cash in lieu of shares issued for equity-based compensation	—	—	(64)	—	(64)
Net change in investments in and amounts due from consolidated subsidiaries	2,553	853	(3,406)	—	—
Other financing activities	(8)	—	(1)	—	(9)

Cash provided (used) by financing activities	(1,179)	553	(3,471)	—	(4,097)

Decrease in cash and equivalents	(1,518)	—	(910)	—	(2,428)
Cash and equivalents at beginning of period	2,174	—	1,130	—	3,304

Cash and equivalents at end of period	$656	$—	$220	$—	$876

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

As a result of the Company’s entry into the merger agreement with Comcast Corporation, the Company’s common stock repurchase program (the “Stock Repurchase Program”) was suspended on February 13, 2014. The Company did not purchase any equity securities registered by the Company pursuant to Section 12 of the Securities Exchange Act of 1934, as amended, during the quarter ended September 30, 2014 and, as of September 30, 2014, the Company had $2.723 billion remaining under the Stock Repurchase Program authorization.

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
Name: Arthur T. Minson, Jr.
Title: Executive Vice President and
Chief Financial Officer

Date: October 30, 2014

EXHIBIT INDEX

Pursuant to Item 601 of Regulation S-K

Exhibit Number	Description

31.1

Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014.

31.2

Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014.

32

Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014.†

101

The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, filed with the SEC on October 30, 2014, formatted in eXtensible Business Reporting Language:

(i) Consolidated Balance Sheet as of September 30, 2014 and December 31, 2013, (ii) Consolidated Statement of Operations for the three and nine months ended September 30, 2014 and 2013, (iii) Consolidated Statement of Comprehensive Income for the three and nine months ended September 30, 2014 and 2013, (iv) Consolidated Statement of Cash Flows for the nine months ended September 30, 2014 and 2013, (v) Consolidated Statement of Equity for the nine months ended September 30, 2014 and 2013 and (vi) Notes to Consolidated Financial Statements.

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