Form 10-K
period 2014-12-31
TIME WARNER CABLE INC.
filed 2015-02-13
CIK 1377013

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☑

As of the close of business on February 11, 2015, there were 280,900,337 shares of the registrant’s Common Stock outstanding. The aggregate market value of the registrant’s voting and non-voting common equity securities held by non-affiliates of the registrant (based upon the closing price of such shares on the New York Stock Exchange on June 30, 2014) was approximately $41.1 billion.

DOCUMENTS INCORPORATED BY REFERENCE

Description of document	Part of the Form 10-K
Portions of the definitive Proxy Statement to be used in connection with the registrant’s 2015 Annual Meeting of Stockholders	Part III (Item 10 through Item 14) (Portions of Items 10 and 12 are not incorporated by reference and are provided herein)

PART I

Item 1. Business.

Overview

Time Warner Cable Inc. (together with its subsidiaries, “TWC” or the “Company”) is among the largest providers of video, high-speed data and voice services in the U.S., with technologically advanced, well-clustered cable systems located mainly in five geographic areas – New York State (including New York City), the Carolinas, the Midwest (including Ohio, Kentucky and Wisconsin), Southern California (including Los Angeles) and Texas. TWC’s mission is to connect its customers to the world – simply, reliably and with superior service. As of December 31, 2014, the Company served approximately 15.2 million residential and business services customers who subscribed to one or more of its video, high-speed data and voice services. TWC’s residential services also include security and home management services, and TWC’s business services also include networking and transport services (including cell tower backhaul services) and enterprise-class, cloud-enabled hosting, managed applications and services. TWC also sells video and online advertising inventory to a variety of local, regional and national customers.

Comcast Merger

On February 12, 2014, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Comcast Corporation (“Comcast”) whereby the Company agreed to merge with and into a 100% owned subsidiary of Comcast (the “Comcast merger”). Upon completion of the Comcast merger, all of the outstanding shares of the Company will be cancelled and each issued and outstanding share will be converted into the right to receive 2.875 shares of Class A common stock of Comcast. At their special meetings on October 8, 2014 and October 9, 2014, respectively, Comcast’s shareholders approved the issuance of Comcast Class A common stock to TWC stockholders in the Comcast merger and TWC stockholders approved the adoption of the Merger Agreement. TWC and Comcast expect to complete the Comcast merger in early 2015, subject to receipt of regulatory approvals, as well as satisfaction of certain other closing conditions.

On April 25, 2014, Comcast entered into a binding agreement with Charter Communications, Inc. (“Charter”), which contemplates three transactions (the “divestiture transactions”): (1) a contribution, spin-off and merger transaction, (2) an asset exchange and (3) a sale of assets. The completion of the divestiture transactions will result in the combined company divesting a net total of approximately 3.9 million video subscribers, a portion of which are TWC subscribers (primarily in the Midwest). The divestiture transactions are expected to occur contemporaneously with one another and are conditioned upon and will occur following the closing of the Comcast merger. They are also subject to a number of other conditions. The Comcast merger is not conditioned upon the closing of the divestiture transactions and, accordingly, the Comcast merger can be completed regardless of whether the divestiture transactions are ultimately completed.

Caution Concerning Forward-Looking Statements and Risk Factors

This Annual Report on Form 10-K includes certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are based on management’s current expectations and beliefs about future events and are inherently subject to uncertainty and changes in circumstances. Actual results may vary materially from the expectations contained herein due to changes in economic, business, competitive, technological, strategic and/or regulatory factors and other factors affecting the operation of TWC’s business, including the proposed Comcast merger. For more detailed information about these factors, and risk factors with respect to the Company’s operations, see Item 1A, “Risk Factors,” below and “Caution Concerning Forward-Looking Statements” in “Management’s Discussion and Analysis of Results of Operations and Financial Condition” in the financial section of this report. TWC is under no obligation to, and expressly disclaims any obligation to, update or alter its forward-looking statements whether as a result of changes in circumstances, new information, subsequent events or otherwise.

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

Services

TWC has three reportable segments: Residential Services, Business Services and Other Operations.

Residential Services

TWC offers video, high-speed data and voice services, as well as security and home management services, to residential customers. As of December 31, 2014, the Company served 14.5 million residential services customers.

Video Services

Programming.  TWC’s video service provides over 300 channels (including, on average, over 200 high-definition (“HD”) channels) and nearly 20,000 video-on-demand (“VOD”) choices, which, increasingly, consumers can watch on the device of their choosing, both inside and outside the home. TWC offers various tiers and packages of video programming and music services, some of which are tailored to appeal to specific groups of customers. For example, TWC offers specialty tiers of genre-based programming, such as Movie Pass and TWC Sports Pass, and ethnic programming, such as El Paquetazo for subscribers interested in Hispanic-oriented content. TWC’s residential video subscribers also may subscribe to premium network programming, such as Cinemax, EPIX, HBO, Showtime and Starz and related offerings, on an à la carte basis and in packages.

TWC’s residential video subscribers pay a monthly fee based on the video programming tier or package they receive. Subscribers to specialized tiers and premium networks are charged an additional monthly fee. Discounts are generally available for the purchase of multiple tiers, packages or services.

During 2014, TWC continued rolling out its first generation cloud-based guide featuring an advanced VOD portal and, in the fourth quarter of 2014, began rolling out its next-generation cloud-based guide.

Time-shifting.  TWC provides a broad range of advanced services, such as VOD, digital video recorders (“DVRs”) and Start Over services that give residential video subscribers control over when they watch their favorite programming.

TWC’s VOD service provides residential video subscribers with access to a wide selection of movies, programming from broadcast and cable networks, premium movie services, music videos, local programming and other content as a complement to the programming packages and channels to which they subscribe. TWC’s VOD service also offers a wide selection of featured movies and special events on a transactional or pay-per-view basis.

TWC offers equipment with DVR functionality that enables residential video subscribers to pause and/or rewind “live” television programs and record programs for future viewing. Subscribers pay an additional monthly fee for TWC’s DVR service. TWC also offers whole home DVR, a multi-room DVR service that allows a program recorded on a DVR to be watched through other compatible set-top boxes in a customer’s home. In addition, customers may program and manage their DVRs remotely via a smartphone, tablet or computer. During 2014, TWC began deploying next-generation whole home DVRs, or “Enhanced DVRs,” which allow customers to watch and record six shows simultaneously and record up to 150 hours of HD programming. TWC also offers Start Over, which enables digital video subscribers using a TWC-provided set-top box to restart select “in progress” programs directly from the relevant channel.

New ways to watch.  TWC, through its TWC TV apps, enables in-home viewing of up to 300 channels of live programming and over 7,000 hours of VOD programming on a variety of devices, including Apple iOS and Android tablets and smart phones, Amazon Kindle Fire tablets, Roku streaming players, Samsung Smart TVs, Xbox 360 video game consoles and Fan TV streaming players, as well as on PC and Mac computers via www.twctv.com. In addition, subscribers are able to use their device or computer to, among other things, access the interactive program guide, browse and start VOD programs and change television channels on compatible TWC set-top boxes.

Through the same TWC TV apps, residential video subscribers are able to watch up to 41 live channels and 2,000 hours of VOD content from 48 networks on a “TV Everywhere” basis outside the home. During 2015, TWC expects to continue to add programming to its TWC TV apps and increase the number of platforms on which it is available. In addition, TWC provides its video subscribers with access to over 80 network owned and managed TV Everywhere sites and apps, such as HBO GO and WatchESPN, through a growing number of supported devices at no additional charge.

As of December 31, 2014, TWC served approximately 10.8 million residential video subscribers.

High-speed Data Services

TWC offers a variety of high-speed data service tiers, each with attributes tailored to meet the different needs of TWC’s subscribers. These tiers provide a range of speed (from up to 2 to up to 300 megabits per second (“Mbps”) downstream), price and consumption (unlimited, 30 gigabyte (“GB”) and 5 GB) levels. TWC’s high-speed data service also provides communication tools and personalized services, including email, PC security, parental controls and online radio, at no additional charge.

Most of TWC’s high-speed data customers have access to a nationwide network of more than 300,000 WiFi hotspots, referred to as “Cable WiFi,” for no additional charge. Cable WiFi is provided under agreements TWC has with a group of other U.S. cable companies to offer each other’s high-speed data subscribers access to their respective WiFi networks. As of December 31, 2014, TWC had deployed nearly 70,000 TWC WiFi Hotspots. TWC’s Basic and “Everyday Low Price” tier subscribers may access the TWC WiFi Hotspots and Cable WiFi for a fee. During 2015, TWC intends to continue to increase the number of WiFi hotspots available to its high-speed data subscribers.

As of December 31, 2014, TWC served approximately 11.7 million residential high-speed data subscribers.

Voice Services

TWC’s residential voice service offers customers unlimited calling throughout North America, China and Hong Kong, together with a variety of calling features, including call waiting, call forwarding, distinctive ring and caller ID, generally for a fixed monthly fee. TWC also offers a number of plan options that are designed to meet customers’ particular needs, including local-only, unlimited in-state and international calling plans, such as the Global Penny Phone Plan, which enables customers to call over 50 countries for only a penny per minute, and the International OnePrice Plan, which provides customers with 1,000 minutes per month to call over 100 countries. In addition, during 2014, TWC launched the Phone 2 Go app, which allows voice customers to access their home phone service on a mobile device for no additional charge over a WiFi or cellular data connection. Through the Phone 2 Go app, voice customers are able to receive and place calls and send text messages on a mobile device using their home number and calling plan as well as view and manage voicemail from their home phone. TWC also provides a free web portal, VoiceZone, which allows voice subscribers to customize their service features, set up caller ID on PC and block unwanted calls. Customers with TWC’s voicemail service may also use VoiceZone to listen to, download and email their messages at no additional charge.

As of December 31, 2014, TWC served approximately 5.3 million residential voice subscribers.

IntelligentHome

TWC offers IntelligentHome, a state-of-the-art security and home management service, in substantially all of its operating areas. TWC’s broadband cable system connects the customer’s in-home system to TWC’s technologically-advanced emergency response center with cellular backup support. In addition to providing traditional security and fire monitoring, the service allows customers to remotely arm or disarm their security system, monitor their home via indoor and outdoor cameras and remotely operate key home functions, including setting and controlling lights, thermostats and door locks. To obtain IntelligentHome service, customers must subscribe to TWC’s high-speed data service.

As of December 31, 2014, TWC served 85,000 IntelligentHome customers.

Business Services

TWC offers a wide and growing variety of products and services to business customers, including high-speed data, networking, voice, video, hosting and cloud computing services. TWC offers these services at retail and wholesale using its own network infrastructure and third-party infrastructure as required to meet customer needs. TWC’s retail customers range from small businesses with a single location to medium-sized and enterprise businesses with multiple locations as well as government, education and non-profit institutions. TWC’s wholesale customers are primarily other service providers, such as telecommunications carriers and network and managed services resellers. As of December 31, 2014, TWC served 687,000 business customers.

Data Services

TWC offers business customers a variety of data services, including Internet access, network services and wholesale transport services.

Internet access.  TWC offers a variety of high-speed data service tiers, each with attributes tailored to meet the different needs of its customers. TWC offers asymmetrical Internet access with downstream speeds up to 300 Mbps. TWC also provides dedicated Internet access to businesses over its fiber network, offering symmetrical speeds up to 10 gigabits per second (“Gbps”).

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

As of December 31, 2014, TWC served 578,000 business high-speed data subscribers.

Video Services

TWC offers business customers a wide spectrum of video services, including a full range of video programming tiers and music services targeting businesses of different sizes and across key industries, such as hospitality, healthcare and education.

As of December 31, 2014, TWC served 203,000 business video subscribers.

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

Trunks.  TWC’s trunk service is offered either through a Primary Rate Interface (“PRI”) or a Session Initiation Protocol (“SIP”) handoff to the customer. TWC’s PRI trunk service, Business Class PRI, offers medium-sized and enterprise business customers a range of trunk packages with up to 23 simultaneous voice calls on each trunk and a set of voice usage plans. TWC’s SIP trunk service, Business Class SIP, offers medium-sized and enterprise business customers a range of trunk packages with up to 200 simultaneous voice calls with a set of voice usage plans. TWC also provides the VoiceManager customer portal to enable each trunk service customer to customize and manage the associated service features.

As of December 31, 2014, TWC served 323,000 business voice subscribers.

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

Other Operations

TWC’s Other Operations segment principally consists of Time Warner Cable Media (“TWC Media”), the advertising sales arm of TWC, and the Company’s regional sports networks, its local sports, news and lifestyle channels and SportsNet LA. It also includes other operating revenue and costs, including those derived from the Advance/Newhouse Partnership and home shopping network-related services. For more information about the Advance/Newhouse Partnership, see “—TWE-A/N Partnership” below.

TWC Media

TWC Media sells video and online advertising inventory to local, regional and national advertising customers. Under its cable network programming agreements, TWC is typically entitled to two or three minutes of advertising time per hour that it can sell to third parties or retain for its own use. TWC also sells the advertising inventory of its owned and operated local sports, news and lifestyle channels and its Time Warner Cable Central, or TWCC.com, portal, and advertising inventory on the Company’s regional sports networks that carry Los Angeles Lakers’ basketball games and other sports programming (Time Warner Cable SportsNet and Time Warner Cable Deportes and, collectively, the “Lakers’ RSNs”) and on SportsNet LA, a regional sports network launched by American Media Productions, LLC (“American Media Productions”), that carries Los Angeles Dodgers’ baseball games and other sports programing.

In many locations, TWC has formed advertising “interconnects” or entered into representation agreements with contiguous cable system operators under which TWC sells advertising on behalf of those operators. This enables TWC to deliver commercials across wider geographic areas, replicating the reach of the local broadcast stations as much as possible. TWC also sells advertising inventory on behalf of other video distributors, including, among others, Verizon Communications Inc.’s (“Verizon”) FiOS, AT&T Inc.’s (“AT&T”) U-verse and Charter, in a number of cities and online display advertising on behalf of several third parties. In addition, TWC, together with Comcast and Cox Communications, Inc. (“Cox”), owns National Cable Communications LLC (“National Cable Communications”), which, on behalf of a number of cable operators, sells advertising time to national and regional advertisers. Through National Cable Communications, TWC is a party to an agreement to sell certain DIRECTV Group Inc. (“DIRECTV”) and DISH Network, LLC (“DISH Network”) advertising inventory.

Regional Sports Networks and Local Sports, News and Lifestyle Channels

In October 2012, TWC launched the Lakers’ RSNs that carry the Los Angeles Lakers’ basketball games as well as other regional sports programming. TWC has a long-term agreement with the Los Angeles Lakers for rights to distribute all locally available pre-season, regular season and post-season Los Angeles Lakers’ games. As of December 31, 2014, the Lakers’ RSNs were distributed by the majority of major video distributors to approximately 5.1 million subscribers. TWC also manages 31 local news channels, including Time Warner Cable News NY1, a 24-hour news channel focused on New York City, 16 local sports channels and four local lifestyle channels, and it owns 26.8% of Sterling Entertainment Enterprises, LLC (doing business as SportsNet New York), a New York City-based regional sports network that carries New York Mets’ baseball games as well as other regional sports programming.

In February 2014, American Media Productions, an unaffiliated third party, launched SportsNet LA, a regional sports network carrying the Los Angeles Dodgers’ baseball games and other sports programming. In accordance with long-term agreements with American Media Productions, TWC acts as the network’s exclusive advertising and affiliate sales agent and has certain branding and programming rights with respect to the network. In addition, TWC provides certain production and technical services to American Media Productions. The Company continues to seek distribution agreements for the carriage of SportsNet LA by major distributors.

Distribution of Services

TWC delivers video, data and voice services over a network that includes a nationwide fiber backbone, fiber-rich regional and metro rings, and “last mile” connections to customers’ homes and businesses. The national backbone delivers nationally centralized content and services to regional origination points or “headends.” The regional and metro rings provide connectivity among the headends within a specific geographic area. TWC transmits signals via fiber optic cable from these headends to a group of distribution “nodes” and uses coaxial cable to deliver the signals from the individual nodes to the homes and businesses they serve (an architecture known as “hybrid fiber coaxial cable” or “HFC”). TWC also continues to increase the number of businesses directly connected by fiber to its network.

During 2014, TWC invested in its network and products to improve reliability and customer satisfaction. TWC increased internet speeds to up to 300 Mbps in New York, New York, Los Angeles, California and Austin, Texas during 2014. It also ceased delivering analog signals (going “all digital”) in New York City and Los Angeles during 2014 and is in the process of going “all digital” in Austin. The conversion to “all digital” allows TWC to reclaim spectrum currently dedicated to the delivery of analog video signals, thereby freeing additional capacity for faster high-speed data service as well as other services. During 2014, TWC also continued to deploy new and improved set-top boxes, digital-to-analog converters and advanced modems in customers’ homes throughout its operating areas and to increase the availability of WiFi to its high-speed data subscribers.

TWC also introduced rigorous new performance standards for its operating plant in order to improve the reliability and performance of its services. As part of the initiative, the Company monitors and assesses plant health under a proprietary scoring system, allowing it to promptly identify and remediate sub-par performance.

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

In addition, TWC has entered into long-term agreements to carry Los Angeles Lakers’ basketball games and other sports programming on its Lakers’ RSNs and to act as the exclusive advertising and affiliate sales agent for SportsNet LA. For more information about these agreements, see “—Services—Other Operations—Regional Sports Networks and Local Sports, News and Lifestyle Channels” above and “Risk Factors—TWC’s business may be adversely affected if it fails to reach distribution agreements providing for carriage of the Lakers’ RSNs and SportsNet LA or if such agreements are on unfavorable terms.”

Set-top boxes and network equipment.  TWC purchases set-top boxes and conditional-access security cards (“CableCARDs”) from a limited number of suppliers and rents these devices to subscribers at monthly rates. See “—Regulatory Matters—Video Services—Subscriber rates” below. TWC also purchases routers, switches and other network equipment from a limited number of providers. See “Risk Factors—TWC may not be able to obtain necessary hardware, software and operational support.”

High-speed data and voice connectivity.  TWC delivers its high-speed data and voice services through its HFC network. TWC uses circuits that it either owns or leases from third parties to connect to the Internet, the public switched telephone network and to interconnect to its network. TWC pays fees for leased circuits based on the amount of capacity available to it and pays for Internet connectivity based on the amount of IP-based traffic received from and sent over the other carrier’s network. TWC also has entered into a number of “settlement-free peering” arrangements with third-party networks that allow TWC to exchange traffic with those networks without a fee.

Competition

Residential Services

TWC faces intense competition for residential services customers, both from existing competitors and, as a result of the rapid development of new technologies, services and products, from new entrants.

Principal Competitors

Incumbent local telephone companies.  TWC’s residential video, high-speed data and voice services face competition throughout its operating areas from the video, digital subscriber line (“DSL”), fiber to the home (“FTTH”), wireless broadband and wireline and wireless phone offerings of, among others, AT&T, CenturyLink, Inc., Cincinnati Bell, Inc., Fairpoint Communications, Inc., Frontier Communications Corporation, Hawaiian Telcom Holdco, Inc., Verizon and Windstream Corp.

Direct broadcast satellite.  TWC’s residential video service faces competition from direct broadcast satellite (“DBS”) services, primarily DISH Network and DIRECTV, which have a national footprint and compete in all of TWC’s operating areas. DISH Network and DIRECTV offer satellite-delivered pre-packaged programming services that can be received by relatively small and inexpensive receiving dishes. These providers offer aggressive promotional pricing, exclusive programming (e.g., NFL Sunday Ticket) and video services that are comparable in many respects to TWC’s residential video service, including its DVR service and some of its interactive programming features.

In some areas, incumbent local telephone companies and DBS operators have entered into co-marketing arrangements that allow the telephone companies to offer synthetic bundles (i.e., video service provided principally by the DBS operator, and DSL, wireline phone service and, in some cases, wireless service provided by the telephone company). From a consumer standpoint, the synthetic bundles appear similar to TWC’s bundles. DISH Network also directly offers satellite-delivered broadband service under the name dishNET. In May 2014, AT&T announced its agreement with DIRECTV to acquire DIRECTV.

Overbuilders.  In some of TWC’s operating areas, other operators have built systems and offer video, high-speed data and voice services in competition with TWC. For example, in Kansas City, TWC’s residential video and high-speed data services compete with Google Inc.’s (“Google”) video and broadband services, and Google has announced its intention to launch video and broadband service in other TWC operating areas during 2015. In addition to Google, others, including RCN Telecom Services, LLC and WideOpenWest Finance, LLC (“WOW”), have overbuilt in parts of the Company’s operating areas.

Other Competition and Competitive Factors

Aside from competing with the video, high-speed data and voice services offered by incumbent local telephone companies, DBS providers and overbuilders, each of TWC’s residential services also faces competition from other companies that provide services on a stand-alone basis.

Video competition.  TWC’s residential video service faces competition from a number of different sources, including companies that deliver movies, television shows and other video programming over broadband Internet connections to TVs, computers, tablets and mobile devices, such as Hulu.com, Apple Inc.’s “iTunes,” Amazon.com Inc.’s “Prime,” Netflix Inc.’s “Watch Instantly,” Google’s “YouTube,” DIRECTV’s “Yaveo” and DISH Network’s “Sling TV.” Increasingly, content owners are utilizing Internet-based delivery of content directly to consumers, some without charging a fee for access to the content.

Internet competition.  TWC’s residential high-speed data service faces competition from a variety of companies that offer other forms of online services, including wireless and satellite-based broadband services.

Voice competition.  TWC’s residential voice service competes with wireline, wireless and “over-the-top” phone providers. An increasing number of homes in the U.S. are replacing their traditional wireline telephone service with wireless phone service, a trend commonly referred to as “wireless substitution.” Wireless phone providers are encouraging this trend with aggressive marketing and the launch of wireless products targeted for home use. TWC also competes with “over-the-top” providers, such as Vonage, Skype, magicJack, Google Voice and Ooma, Inc. and companies that sell phone cards at a cost per minute for both national and international service. In addition, TWC’s residential voice service competes with other forms of communication, such as text messaging on cellular phones, instant messaging, social networking services, video conferencing and email. The increase in wireless substitution, the number of different technologies capable of carrying voice services and the number of alternative communication options available to customers have intensified the competitive environment in which TWC operates its residential voice service.

Security and home management competition.  TWC’s IntelligentHome service faces competition from traditional security companies, such as The ADT Corporation, service providers such as Verizon, AT&T and DIRECTV, as well as new entrants, such as Alarm.com, Inc. and NEST Labs, Inc. (which Google acquired in 2014).

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

Business Services

TWC faces significant competition as to each of its business services offerings. Its business high-speed data, networking and voice services face competition from a variety of telecommunications carriers, including incumbent local telephone companies. TWC’s cell tower backhaul service also faces competition from traditional telephone companies as well as other telecommunications carriers, such as metro and regional fiber-based carriers. TWC’s business video service faces competition from DBS providers. TWC also competes with cloud, hosting and related service providers and application-service providers.

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

Employees

As of December 31, 2014, TWC had approximately 54,800 employees, including approximately 370 part-time employees, and approximately 4.4% of TWC’s employees were represented by labor unions. TWC considers its relations with its employees to be good.

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

The following is a summary of current significant federal, state and local laws and regulations affecting the operation of TWC’s business as well as potential material legal and regulatory requirements that could affect its business.

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

In March 2011, the FCC initiated a rulemaking proceeding to reform its retransmission consent rules, based, in part, on a petition submitted by a coalition of fourteen public interest groups and multi-channel video programming distributors (“MVPDs”), including TWC. In March 2014, the FCC revised its rules to provide that joint negotiation of retransmission consent by stations that are ranked among the top four stations in a market (as measured by audience share) and are not commonly owned constitutes a violation of the statutory duty to negotiate retransmission consent in good faith. The FCC also sought further comment on whether to modify or eliminate its network non-duplication and syndicated exclusivity rules in light of changes in the video marketplace. TWC is unable to predict what additional action, if any, the FCC might take in connection with retransmission consent.

The Communications Act also permits franchising authorities to negotiate with cable operators for channels for public, educational and governmental access programming. It also requires a cable system with 36 or more activated channels to designate 15 percent of its channel capacity for commercial leased access by third parties, which limits the amount of capacity TWC has available for other programming and other uses. The FCC regulates the rates and some terms and conditions of third-party commercial use of TWC’s channel capacity. Revisions to such rules adopted in 2008 requiring substantial reduction to the rates TWC can charge for leased access have been stayed pursuant to an appeal in the U.S. Court of Appeals for the Sixth Circuit. If implemented, these regulations could significantly increase the Company’s costs and burdens associated with leased access requirements.

Program carriage.  The Communications Act and the FCC’s “program carriage” rules restrict cable operators and MVPDs from unreasonably restraining the ability of an unaffiliated programming vendor to compete fairly by discriminating against the programming vendor on the basis of its non-affiliation in the selection, terms or conditions for carriage. In August 2011, the FCC issued an order, which, among other things, established rules regarding what a complaint must demonstrate to establish a prima facie case of a program carriage violation and established procedures for consideration by the FCC’s Media Bureau of a complainant’s request for a temporary standstill of the price, terms and other conditions of an existing programming contract pending the FCC’s resolution of a complaint proceeding. In September 2013, the court vacated the FCC’s temporary standstill rules, finding that they were promulgated in violation of the Administrative Procedure Act of 1946. The FCC’s August 2011 order also contained a notice of proposed regulations that could further expand program carriage regulation. This rulemaking proceeding remains pending, and TWC is unable to predict what additional action, if any, the FCC might take in connection with program carriage.

Subscriber rates.  The Communications Act and the FCC’s rules regulate and limit the rates that TWC may charge for basic cable service and equipment in communities that are not subject to “effective competition,” as defined by federal law. Where there has been no finding by the FCC of effective competition, federal law authorizes franchising authorities to regulate the monthly rates charged by the operator for the minimum level of video programming service, referred to as basic service tier or BST, which generally includes local broadcast television signals, satellite-delivered broadcast networks and superstations, local origination channels, a few specialty networks and public access, educational and government channels. This regulation also applies to the installation, sale and lease of equipment used by subscribers to receive basic service, such as set-top boxes and remote control units. As of December 31, 2014, the FCC has determined that approximately 85% of the communities TWC serves are subject to “effective competition.”

Pole attachment regulation.  The Communications Act requires that investor-owned utilities provide cable systems and telecommunications carriers with non-discriminatory access to any pole, conduit or right-of-way controlled by those utilities. The Communications Act permits the FCC to regulate the rates, terms and conditions imposed by these utilities for cable systems’ and telecommunications carriers’ use of utility poles and conduit space. States are permitted to preempt FCC jurisdiction over pole attachments through certifying that they regulate the terms of attachments themselves. Many states in which TWC operates have done so. Rates for attachments used to provide “cable” services and “telecommunications” services are calculated under different provisions of the Communications Act, and the rates for telecommunications attachments have historically been higher than the rates for cable attachments. In January 2014, the FCC sought comment on a petition filed by Union Electric Company regarding the legal classification of Voice over Internet Protocol (“VoIP”) services for purposes of assessing pole attachment rates. The matter remains pending before the FCC. It is uncertain when the FCC will rule on this issue or how any regulation it adopts might affect TWC. The FCC recently indicated that its forthcoming “net neutrality” or “Open Internet” order would apply pole attachment regulation to providers of broadband Internet access services. It is uncertain what specific regulations the FCC will adopt or how any such regulations might affect TWC. FCC action is expected in February 2015 or shortly thereafter. For further discussion of the FCC’s net neutrality proceeding, see the discussion in “Business—Regulatory Matters—High-speed Internet Access Services” and “Risk Factors—‘Net neutrality’ regulation or legislation could limit TWC’s ability to operate its business profitably and to manage its broadband facilities efficiently and could result in increased taxes and fees imposed on TWC.”

In addition, some of the poles TWC uses are exempt from federal or state regulation because they are owned by utility cooperatives and municipal entities. These entities may not renew TWC’s existing agreements when they expire, and they may require TWC to pay substantially increased fees. A number of these entities are currently seeking to impose substantial rate increases. For further discussion of pole attachment rates, see the discussion in “Risk Factors—TWC may encounter substantially increased pole attachment costs.”

Equipment regulation.  The FCC has adopted regulations intended to promote the retail availability and sale of set-top boxes and other equipment that can be used to receive digital video services. With the exception of certain one-way devices such as digital transport adapters (“DTAs”), these regulations prohibit cable operators from placing into service set-top boxes that perform both channel navigation and conditional access security functions. The FCC has not applied these regulations to DBS operators. In December 2014, Congress enacted the STELA Reauthorization Act of 2014 (“STELAR”), which will repeal, as of December 4, 2015, the federal mandate banning cable operators from integrating security into their set-top boxes. STELAR directs the FCC to establish an advisory committee of technical experts to study and report findings and recommendations to promote the retail availability of set-top boxes. TWC is unable to predict what, if any, proposals might be adopted and implemented or what effect such requirements may have on TWC’s business.

In 2012, TWC joined with 14 other MVPDs and device manufactures to launch a Set-Top Box Energy Conservation Voluntary Agreement (the “Set-Top Box Agreement”) to continue to improve the energy efficiency of set-top boxes through 2017. In 2013, the Set-Top Box Agreement was expanded to include additional devices and establish more stringent energy conservation commitments that will become effective in 2017.

Copyright regulation.  TWC’s cable systems provide subscribers with, among other things, content from local and distant television broadcast stations. TWC generally does not obtain a license to use the copyrighted performances contained in these stations’ programming directly from content owners. Instead, in exchange for filing reports with the U.S. Copyright Office and contributing a percentage of basic service revenue to a federal copyright royalty pool, cable operators obtain rights to retransmit copyrighted material contained in broadcast signals pursuant to a statutory license. The elimination or substantial modification of this statutory copyright license has been the subject of ongoing legislative and administrative review and, if eliminated, modified or interpreted differently by the U.S. Copyright Office, could adversely affect TWC’s ability to obtain suitable programming and substantially increase TWC’s programming costs or copyright payments.

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

Tax.  Under the Telecommunications Act of 1996, DBS providers benefit from federal preemption of locally imposed or administered taxes and fees on video services, including those borne by the Company and its customers. Several states have enacted or are considering parity tax measures to equalize the tax and fee burden imposed on DBS and cable video services. DBS providers have been challenging such parity efforts in the courts, Congress and, increasingly, state legislatures in an effort to maintain their competitive pricing advantage and preclude states from implementing such parity tax measures. Thus far, the states have prevailed in the federal and state courts with respect to legal challenges to such tax parity statutes with the exception of Kentucky. The state of Kentucky is appealing a recent unpublished Kentucky Court of Appeals decision that held Kentucky’s parity statute unconstitutional under the Kentucky Constitution. There can be no assurance as to the outcome with respect to cases still pending and ongoing legislative efforts.

Franchising.  Cable operators generally operate their systems under non-exclusive franchises. Franchises are awarded, and cable operators are regulated, by state franchising authorities, local franchising authorities, or both. Such governmental authorities often must approve a transfer of systems to another party. Franchise agreements typically require payment of franchise fees and contain regulatory provisions addressing, among other things, upgrades, service quality, cable service to schools and other public institutions, insurance and indemnity bonds. The terms and conditions of cable franchises vary from jurisdiction to jurisdiction. The Communications Act provides protections against many unreasonable terms. In particular, the Communications Act imposes a ceiling on franchise fees of five percent of revenues derived from cable service. TWC generally passes the franchise fee on to its subscribers, listing it as a separate item on the bill.

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

Cable Programming Services.  The Communications Act and the FCC impose regulatory obligations on cable programming services, including the regional sports networks and local programming services provided by TWC. For instance, FCC regulations generally prevent cable networks affiliated with cable operators from favoring affiliated cable operators over competing MVPDs such as DBS providers. In addition, the Communications Act and FCC rules had limited the ability of cable-affiliated cable networks to offer exclusive programming contracts to a cable operator. In October 2012, the FCC allowed a preemptive restriction on exclusive contracts to expire, while at the same time making clear that any such exclusive contract would be subject to a case-by-case review in response to a complaint alleging unfair methods of competition or unfair or deceptive acts that might prevent competitors from providing programming to consumers. The FCC is also considering proposals to establish presumptions that could make it easier for MVPDs to make complaints about exclusive contracts and to use buying groups to purchase programming. It is unclear whether the FCC will adopt such regulations and, if adopted, what impact such rules might have on TWC’s business.

High-speed Internet Access Services

TWC provides high-speed Internet access services over its existing cable facilities. In 2002, the FCC determined that cable-provided high-speed Internet access service is an interstate “information service” rather than a “cable service” or a “telecommunications service,” as those terms are defined in the Communications Act. That determination was later sustained by the U.S. Supreme Court. Under the “information service” classification, the service is not subject to regulation as either a cable service or a telecommunications service under federal, state or local law. As discussed below, a recent court decision and other events have caused the FCC to consider reclassifying high-speed Internet access service as a telecommunications service under Title II of the Communications Act.

“Net neutrality” regulations.  Over the past several years, disparate groups have adopted the term “net neutrality” in connection with their efforts to persuade Congress and regulators to adopt rules that are designed to safeguard consumers’ access to lawful content and services via broadband Internet access services. Such rules could limit the ability of broadband Internet access providers to effectively manage or operate their broadband networks.

In December 2010, the FCC adopted “open Internet” or “net neutrality” regulations pursuant to Section 706 of the Telecommunications Act of 1996 (the “Telecommunications Act”), among other statutory provisions. The rules, which became effective in November 2011, imposed transparency requirements on all broadband Internet access providers, prohibited all broadband Internet access providers from blocking access to lawful content, applications and services or non-harmful devices (the “anti-blocking rules”), and prohibited fixed broadband Internet access providers from unreasonably discriminating in transmitting lawful network traffic (the “non-discrimination rules”). The anti-blocking rules and the non-discrimination rules included exclusions for “reasonable network management.” In January 2014, the U.S. Court of Appeals for the D.C. Circuit vacated the anti-blocking rules and the non-discrimination rules, while finding that the FCC did have the statutory authority to implement some regulation of the Internet so long as its rules reasonably advance the objectives of Section 706 of the Telecommunications Act (promotion of broadband deployment) and do not contravene other express statutory mandates.

The FCC has indicated that it intends to reclassify broadband Internet access services as a telecommunications service subject to regulation under Title II of the Communications Act, including a grant of “forbearance” from enforcement of many regulatory obligations applicable to telecommunications carriers under Title II. The FCC also has announced that it will adopt regulations addressing Internet traffic exchange and peering arrangements. It is uncertain what specific regulations the FCC will adopt or how any such regulations might affect TWC. Finally, various members of Congress have sought to adopt statutory net neutrality legislation in light of the decision of the U.S. Court of Appeals for the D.C. Circuit, President Obama’s recent support of Title II reclassification and expectations that the FCC will adopt new net neutrality rules in February 2015 or shortly thereafter.

For further discussion of “net neutrality” and its impact on TWC, see the discussion in “Risk Factors—‘Net neutrality’ regulation or legislation could limit TWC’s ability to operate its business profitably and to manage its broadband facilities efficiently and could result in increased taxes and fees imposed on TWC.”

Other regulatory requirements.  TWC’s high-speed Internet access services are also subject to a number of other requirements, including the Communications Assistance for Law Enforcement Act (“CALEA”), which requires that high-speed data providers implement certain network capabilities to assist law enforcement agencies in conducting surveillance of criminal suspects.

Voice Services

TWC currently offers residential and business voice services using VoIP technology. The FCC has yet to classify VoIP services as regulated telecommunications services or Title I information services, but has afforded VoIP providers the flexibility to offer their services pursuant to either category. Traditional providers of circuit-switched telephone services and VoIP providers that offer their services as a telecommunications service generally are subject to more regulation than if the service were offered as a Title I information service.

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

TWC has submitted to state telephone regulation and to being classified as a telecommunications carrier in certain states in connection with TWC’s provision of discounted Lifeline telephone services to low-income customers. In order to participate in the Lifeline program and receive reimbursement from the federal and, if applicable, state USFs, voice providers must be designated as “Eligible Telecommunications Carriers.” Therefore, in the states in which TWC has deployed Lifeline telephone services, TWC is regulated as a telecommunications carrier and is subject to Eligible Telecommunications Carrier requirements. This places additional operational, regulatory and administrative burdens on TWC’s business and could expose TWC to additional regulatory risk in connection with its compliance with state and federal regulation.

In November 2011, in its proceeding considering comprehensive intercarrier compensation reform, including the appropriate compensation regime applicable to interconnected VoIP traffic over the public switched telephone network (“PSTN”), the FCC released an Order adopting rules providing greater clarity regarding the compensation rights and obligations of carriers that originate or terminate VoIP traffic, making clear that origination and termination charges may be imposed when an entity uses IP facilities to transmit traffic to or from a party’s premises and establishing default rates for such traffic. At the same time, these rules reduced the amount of intercarrier compensation that providers such as TWC could collect from long-distance carriers terminating calls to customers. In addition, the FCC issued a Further Notice of Proposed Rulemaking seeking to adopt rules to govern IP-to-IP interconnection for voice services and indicating that carriers should negotiate such agreements in good faith during the pendency of such proceeding. In November 2012, AT&T filed a petition with the FCC asking it to commence a proceeding to address the transition of the circuit-switched PSTN to an all IP network, including IP interconnection. The FCC sought comment on this petition as well as a related petition filed in November 2012 by representatives of some small incumbent telephone companies (“RLECs”) seeking USF funding for IP interconnection, and in January 2014, released an Order to implement certain IP Transition Trials. Also, in November 2014, the FCC sought comment on ensuring reliable backup power for IP voice services in the event of a power outage. It is unclear whether and when the FCC or Congress will adopt further rules relating to IP interconnection or other regulation for IP voice services and how such rules would affect TWC’s interconnected VoIP service.

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

Privacy and Security Regulation

Federal, state and local laws, regulations and ordinances impose requirements on how the Company handles personally identifiable and other information relating to consumers. Certain of these requirements are industry specific and regulate TWC because it is a cable operator, a telecommunications provider and the operator of websites and mobile applications. Other requirements apply generally to all companies that hold consumer data or market to consumers using email or the telephone, including state data breach notification statutes. These notification laws generally require that a business give notice to its customers whose financial information has been disclosed because of a security breach. In addition, the Federal Trade Commission (the “FTC”) applies the identity theft red flag rules under the Fair and Accurate Credit Transactions Act of 2003, which are designed to detect the warnings signs of identity theft. In 2013, the SEC and the Commodity Futures Trading Commission jointly adopted similar identity theft red flag rules. TWC has a compliance program as required under these rules. A number of bills have been introduced in Congress regarding cybersecurity, data breach and consumer privacy, but the scope of such requirements, if passed, is unclear at this time.

TWC is also subject to state and federal “do not call” laws restricting telemarketing and state and federal laws restricting unsolicited commercial emails. Additional and more restrictive requirements may be imposed if and to the extent that state or local authorities establish their own privacy or security standards or if Congress enacts new privacy or security legislation.

Environmental Regulation

TWC’s business operations are subject to environmental laws and regulations, including regulations governing the use, storage, disposal of, and exposure to, hazardous materials, the release of pollutants into the environment and the remediation of contamination. TWC is currently subject to an investigation by the California Attorney General and the Alameda County, California District Attorney regarding whether certain of TWC’s waste disposal policies, procedures and practices are in violation of the California Business and Professions Code and the California Health and Safety Code. For additional information about this investigation, see Note 18 to the accompanying consolidated financial statements. As a result of the increasing public awareness concerning the importance of environmental regulations, these regulations have become more stringent over time, and pending or proposed regulations, such as regulations addressing climate change concerns, including greenhouse gas emission limits or cap and trade programs, could impact TWC’s operations and costs.

Other Federal Regulatory Requirements

Federal law also includes numerous other requirements applicable to some extent to TWC’s business or one or more of TWC’s services. These provisions apply to customer service, use of credit reports, marketing practices, equal employment opportunity, technical standards and equipment compatibility, antenna structure notification, marking, lighting, emergency alert system requirements, disability access, loudness of commercial advertisements and the collection of annual regulatory fees, which are calculated based on the number of subscribers served, the types of FCC licenses held and certain interstate revenue thresholds. In addition, there are various rules prohibiting joint ownership of cable systems and other kinds of communications facilities. Relatedly, the FCC has sought to place limits on the number of (i) subscribers a cable operator may reach through systems in which it holds an ownership interest, and (ii) affiliated programming channels that a cable operator may carry on a cable system. The FCC also actively regulates other aspects of TWC’s video services, including the mandatory blackout of syndicated, network and sports programming; customer service standards; political advertising; indecent or obscene programming; Emergency Alert System requirements for analog and digital services; commercial restrictions on children’s programming; recordkeeping and public file access requirements; and technical rules relating to operation of the cable network.

In addition, TWC’s video, Internet access and voice services are subject to a number of requirements related to ensuring that the services are accessible to individuals with disabilities. Among other things, TWC’s voice services and email service must be accessible to and usable by persons with disabilities. TWC also is required to include closed captioning on certain video programming delivered to its customers and pass through video description information on certain of its video services. In October 2013, pursuant to the Twenty-First Century Communications and Video Accessibility Act of 2010, the FCC began adopting updated rules mandating audible accessibility of on-screen text menus and guides on cable set-top boxes and requiring closed captioning to be more easily activated on those devices. The FCC has several ongoing proceedings regarding the quality of closed captioning, captioning of online clips and other related issues.

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

TWE-A/N Partnership

Time Warner Entertainment-Advance/Newhouse Partnership (“TWE-A/N”) is a partnership that was formed in 1995 between Time Warner Entertainment Company, L.P. (“TWE”), a former subsidiary of TWC, and Advance/Newhouse Partnership (“A/N”), a partnership owned by 100% owned subsidiaries of Advance Publications and Newhouse Broadcasting Corporation. In connection with a TWC internal reorganization in September 2012, Time Warner Cable Enterprises LLC (“TWCE”) acquired TWE’s and Time Warner NY Cable LLC’s (“TW NY Cable”) general and preferred partnership interests in TWE-A/N. The general partnership interests in TWE-A/N are held by TWCE (the “TW Partner”) and A/N. The TW Partner also holds preferred partnership interests.

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

An extended period of slow growth or a significant deterioration in the economy may negatively impact TWC’s ability to attract new subscribers and generate increased revenue.

The U.S. economy is experiencing an uneven recovery following a protracted slowdown, and the future economic environment may continue to be challenging. A continuation or further weakening of these economic conditions could lead to further reductions in consumer demand for the Company’s services, especially services for which additional charges are imposed, and to a continued increase in the number of homes that replace their video service with Internet-delivered and/or over-air content, which would negatively impact TWC’s ability to attract customers, increase rates and maintain or increase revenue. In addition, providing video services is an established and highly penetrated business. TWC’s ability to gain new video subscribers is dependent to a large extent on growth in occupied housing in TWC’s service areas, which is influenced by both national and local economic conditions. In the absence of renewed growth in the number of occupied homes in TWC’s operating areas, TWC’s ability to gain new video subscribers may be negatively impacted. Weak economic conditions may also have a negative impact on the Company’s advertising revenue.

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

Adverse changes in the credit markets could increase TWC’s borrowing costs and reduce the availability of financing.

As of December 31, 2014, TWC had net debt of $23.011 billion. Adverse changes in the public credit markets, including increases in interest rates, could increase TWC’s cost of borrowing and make it more difficult for TWC to obtain financing. In addition, TWC’s borrowing costs may be affected by debt ratings assigned by independent ratings agencies that are based, in significant part, on TWC’s leverage and its performance as measured by customary credit metrics. A decrease in these ratings would likely increase TWC’s cost of borrowing and make it more difficult for TWC to obtain financing.

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

TWC’s 2014 annual impairment analysis, which was a qualitative assessment performed as of July 1, 2014, did not result in any goodwill or cable franchise rights impairment charges. However, it is possible that impairment charges may be recorded in the future to reflect potential declines in fair value. See “Management’s Discussion and Analysis of Results of Operations and Financial Condition—Critical Accounting Policies and Estimates—Fair Value Estimates—Indefinite-lived Intangible Assets and Goodwill.”

Increases in programming and retransmission costs or the inability to obtain popular programming could adversely affect TWC’s operations and financial results.

Video programming and retransmission costs represent a major component of TWC’s expenses. These costs are expected to continue to increase as the cost of obtaining desirable programming continues to increase. TWC’s video programming costs as a percentage of video revenue have increased over recent years and will continue to increase over the next coming years as cable programming and broadcast station retransmission consent cost increases outpace growth in video revenue. If TWC is unable to adjust video service pricing to offset such programming and retransmission costs, or to offset such costs through the sale of additional services, the increasing cost could have an adverse impact on TWC’s financial results.

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

TWC’s business may be adversely affected if it fails to reach distribution agreements providing for carriage of the Lakers’ RSNs and SportsNet LA or if such agreements are on unfavorable terms.

TWC has entered into long-term contracts for certain sports programming rights, including a media rights agreement with the Los Angeles Lakers and a services agreement with American Media Productions, which owns SportsNet LA, a regional sports network that carries the Los Angeles Dodgers’ baseball games and other sports programming. There can be no assurance that TWC will be successful in reaching agreements with other MVPDs to distribute sports programming for which TWC has distribution rights or responsibility for affiliate sales services or, if agreements are reached, that revenue from such agreements will exceed or sufficiently offset TWC’s payments under the rights or services agreements, as well as the other costs TWC incurs in producing and distributing the programming pursuant to the terms of these agreements.

The Company may fail to complete the proposed merger with and into Comcast and, even if the merger is successfully completed, the anticipated benefits to the Company’s stockholders may not be realized.

On February 12, 2014, the Company entered into the Merger Agreement, whereby the Company agreed to merge with and into a 100% owned subsidiary of Comcast. The Company and Comcast are subject to certain antitrust, competition and communications laws, and the proposed merger is subject to review and approval, including review by the Antitrust Division of the U.S. Department of Justice and the FCC and approval under the Hart-Scott-Rodino Antitrust Improvements Act of 1976. The proposed merger is also subject to a number of customary closing conditions. The Company or Comcast may, however, be unable to obtain the necessary approvals or otherwise satisfy the conditions required to complete the transaction on a timely basis or at all. The conditions to the proposed merger could prevent or delay the completion of the transaction.

There can be no assurance that regulators will approve the transaction. Regulators may impose conditions, terms, obligations or restrictions on the proposed merger that have the effect of delaying or preventing completion of the proposed merger. Delays in the merger closing, including as a result of delays in obtaining regulatory approval, could divert attention from the Company’s ongoing operations on the part of management and employees and adversely impact the Company. Failure to complete the proposed merger for any reason could negatively impact the Company’s ability to motivate and retain employees, its relationships with subscribers and customers, its stock price and its future business and financial results.

Furthermore, even in the event that the proposed merger is successfully completed, there can be no assurance that the anticipated benefits to the Company’s stockholders will be realized if the businesses of the Company and Comcast are not successfully integrated or the integration process results in a loss of or failure to attract, motivate or retain employees, the loss of subscribers and customers, the disruption to either the Company’s or both companies’ ongoing business or in unexpected integration issues, higher than expected integration costs or an overall post-completion integration process that takes longer than originally anticipated. Failure to complete or realize the benefits and cost savings of the merger could negatively impact the stock price and the future business and financial results of the combined company after the merger.

TWC may not be able to obtain necessary hardware, software and operational support.

TWC depends on a limited number of third-party suppliers and licensors to supply some of the hardware, software and operational support necessary to provide some of TWC’s services. Some of these vendors represent TWC’s sole source of supply or have, either through contract or as a result of intellectual property rights, a position of some exclusivity. If any of these parties breaches or terminates its agreement with TWC or otherwise fails to perform its obligations in a timely manner, demand exceeds these vendors’ capacity, they experience operating or financial difficulties, they significantly increase the amount TWC pays for necessary products or services, or they cease production of any necessary product due to lack of demand, profitability, a change in their ownership or otherwise, TWC’s ability to provide some services may be materially adversely affected. Also, as a result of the pending merger, parties with which TWC does business may experience uncertainty and may attempt to negotiate changes to existing agreements with TWC to the detriment of TWC. Any of these events could materially and adversely affect TWC’s ability to retain and attract subscribers and have a material negative impact on TWC’s operations, business, financial results and financial condition.

TWC’s business is subject to extensive governmental regulation, which could adversely affect its operations.

TWC’s video and voice services are subject to extensive regulation at the federal, state and local levels. In addition, the federal government has extended regulation to high-speed data services. TWC is subject to regulation of its video services relating to rates, equipment, technologies, programming, levels and types of services, taxes and other charges. Modification to existing regulations or the imposition of new regulations could have an adverse impact on TWC’s services. TWC expects that legislative enactments, court actions and regulatory proceedings will continue to clarify and, in some cases, change the rights of cable companies and other entities providing video, high-speed data and voice services under the Communications Act and other laws, possibly in ways that TWC has not foreseen. The results of these legislative, judicial and administrative actions may materially affect TWC’s business operations.

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

“Net neutrality” regulation or legislation could limit TWC’s ability to operate its business profitably and to manage its broadband facilities efficiently and could result in increased taxes and fees imposed on TWC.

The increasing popularity of bandwidth-intensive Internet-based services has increased the demand for and usage of TWC’s high-speed data service. In order to continue to provide quality high-speed data service at attractive prices and to offer new services, TWC needs the continued flexibility to develop and refine business models that respond to changing consumer uses and demands, to manage bandwidth usage efficiently and to continue to invest in its systems. TWC’s ability to do these things could be restricted by regulatory or legislative efforts to impose so-called “net-neutrality” or “Open Internet” requirements on broadband Internet access service providers.

Proponents of increased “net neutrality” regulation have called for the FCC to regulate broadband Internet access services as telecommunications services under Title II of the Communications Act, and the FCC has indicated that it intends to adopt the Title II regulatory approach. Reclassification of broadband Internet access services under Title II could subject such services to significant new regulation, including rate regulation, although the FCC has indicated that it intends to forbear, at least to some extent, from regulating broadband rates. FCC action is expected in February 2015 or shortly thereafter. In addition, various members of Congress have proposed to enact legislation banning the blocking of Internet traffic and imposing non-discrimination requirements on broadband Internet access providers, such as TWC. Such regulation or legislation could adversely impact TWC’s ability to operate its high-speed data network profitably and to undertake the upgrades and put into operation management practices that may be needed to continue to provide high quality high-speed data services and new services and could negatively impact TWC’s ability to compete effectively. Furthermore, such regulation or legislation could increase the taxes and fees imposed on TWC and its broadband services, particularly if the FCC does not forbear imposition of Federal Universal Service Fees on broadband or if Congress does not extend the Internet Tax Freedom Act (“ITFA”) moratorium. See “Business—Regulatory Matters—High-speed Internet Access Services—‘Net neutrality’ regulations.”

Rate regulation could materially adversely impact TWC’s operations, business, financial results or financial condition.

Under current FCC regulations, rates for BST video service and associated equipment are permitted to be regulated. In approximately 85% of the communities it serves, TWC is not subject to BST video rate regulation, either because the local franchising authority has not asked the FCC for permission to regulate rates or because the FCC has found that there is “effective competition.” Also, there is currently no federal rate regulation for TWC’s other services, including high-speed data and voice services. However, as noted above, reclassification of broadband Internet access services under Title II of the Communications Act could subject such services to rate regulation. Should the FCC or Congress adopt more extensive rate regulation for TWC’s video services or regulate the rates of other services, such as high-speed data and voice services, which could impede TWC’s ability to raise rates, or require rate reductions, such regulation could cause TWC’s business, financial results or financial condition to suffer.

TWC may encounter substantially increased pole attachment costs.

Under federal law, TWC has the right to attach cables carrying video and other services to telephone and similar poles of investor-owned utilities at regulated rates. However, because these cables may carry services other than video services, such as high-speed data services or new forms of voice services, some utility pole owners have sought to impose the telecommunications rate on TWC when it carries services other than video services over its attachments. The appropriate method for calculating pole attachment rates for cable operators that provide VoIP services remains unclear. In addition, it is unclear whether the expected reclassification of broadband Internet access services under Title II of the Communications Act could impact the rate TWC is required to pay for its attachments. In January 2014, the FCC sought comment on a petition regarding the legal classification of VoIP services for purposes of assessing pole attachment rates, and the petition is still pending.

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

The 2006 acquisition by TW NY Cable Holding Inc. (“TW NY”) and Comcast of assets comprising in aggregate substantially all of the cable assets of Adelphia Communications Corporation (the “Adelphia Acquisition”) was designed to be a fully taxable asset sale, the redemption by TWC of Comcast’s interests in TWC (the “TWC Redemption”) was designed to qualify as a tax-free split-off under section 355 of the Internal Revenue Code of 1986, as amended (the “Tax Code”), the redemption by TWE of Comcast’s interests in TWE (the “TWE Redemption” and collectively with the TWC Redemption, the “Redemptions”) was designed as a redemption of Comcast’s partnership interest in TWE, and the exchange between TW NY and Comcast immediately after the Adelphia Acquisition (the “Exchange”) was designed as an exchange of designated cable systems. There can be no assurance, however, that the Internal Revenue Service (the “IRS”) or state or local tax authorities (collectively with the IRS, the “Tax Authorities”) will not challenge one or more of such characterizations or TWC’s related valuations. Such a successful challenge by the Tax Authorities could materially adversely affect TWC’s tax profile (including TWC’s ability to recognize the intended tax benefits from these transactions), significantly increase TWC’s future cash tax payments and significantly reduce TWC’s future earnings and cash flow. The tax consequences of the Adelphia Acquisition, the Redemptions and the Exchange are complex and, in many cases, subject to significant uncertainties, including, but not limited to, uncertainties regarding the application of federal, state and local income tax laws to various transactions and events contemplated therein and regarding matters relating to valuation.

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

TWC operates in locations throughout the U.S. and, as a result, it is subject to the tax laws and regulations of the U.S. federal, state and local governments. From time to time, various legislative and/or administrative initiatives may be proposed that could adversely affect the Company’s tax positions. There can be no assurance that the Company’s effective tax rate or tax payments will not be adversely affected by these initiatives. As a result of state and local budget shortfalls due primarily to the economic environment as well as other considerations, certain states and localities have imposed or are considering imposing new or additional taxes or fees on TWC’s services or changing the methodologies or base on which certain fees and taxes are computed. Such potential changes include additional taxes or fees on TWC’s services that could impact its customers, competitive position, combined reporting and other changes to general business taxes, central/unit-level assessment of property taxes and other matters that could increase TWC’s income, franchise, sales, use and/or property tax liabilities. Also, failure to extend the ITFA moratorium, which expires on September 30, 2015, could result in additional state and local taxes on broadband services. In addition, U.S. federal, state and local tax laws and regulations are extremely complex and subject to varying interpretations. There can be no assurance that TWC’s tax positions will not be challenged by relevant tax authorities or that TWC would be successful in any such challenge.

Applicable law is subject to change.

The exact requirements of applicable law are not always clear, and the rules affecting TWC’s businesses are always subject to change. For example, the FCC may interpret its rules and regulations in enforcement proceedings in a manner that is inconsistent with the judgments TWC has made. Likewise, regulators and legislators at all levels of government may sometimes change existing rules or establish new rules governing topics such as privacy and information security or environmental protection, including regulations in response to concerns about climate change or cybersecurity, among others. In addition, Congress considers new legislative requirements for cable operators virtually every year, and there is always a risk that such proposals will ultimately be enacted. Federal, state or local governments and/or tax authorities may change tax laws, regulations or administrative practices that could negatively impact TWC’s operating results and financial condition. See “Business—Regulatory Matters.”

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

As of December 31, 2014, TWC leased and owned real property housing national operations centers and data centers used in its high-speed data services business in Herndon, Virginia; Charlotte, North Carolina; Raleigh, North Carolina; Syracuse, New York; Austin, Texas; Kansas City, Missouri; Los Angeles, California; San Diego, California; New York, New York; Coudersport, Pennsylvania; Denver, Colorado and Columbus, Ohio, and TWC also leased and owned locations for its corporate offices in New York, New York and Charlotte, North Carolina as well as numerous business offices, warehouses and properties housing regional operations throughout the U.S. TWC’s subsidiary, NaviSite, Inc., leases two locations for its corporate office in Andover, Massachusetts and leases offices and data centers in various cities in the U.S., an office and data centers in the United Kingdom and offices in India. TWC’s signal reception sites, primarily antenna towers and headends, and microwave facilities are located on owned and leased parcels of land, and TWC owns or leases space on the towers on which certain of its equipment is located. TWC owns most of its service vehicles.

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

The following table sets forth the name of each executive officer of the Company, the office held by such officer and the age of such officer as of February 13, 2015.

Ellen M. East	53	Executive Vice President and Chief Communications Officer
Dinesh C. Jain	50	Chief Operating Officer
Marc Lawrence-Apfelbaum	59	Executive Vice President, General Counsel and Secretary
Gail G. MacKinnon	52	Executive Vice President and Chief Government Relations Officer
Robert D. Marcus	49	Chairman and Chief Executive Officer
Arthur T. Minson, Jr.	44	Executive Vice President and Chief Financial Officer
Peter C. Stern	43	Executive Vice President and Chief Product, People and Strategy Officer

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

Mr. Jain

Dinesh C. Jain has served as the Company’s Chief Operating Officer since January 2014. Mr. Jain has more than 20 years of experience in the U.S. and European cable and telecommunications industries. Most recently, Mr. Jain served as President and Chief Operating Officer of Insight Communications Company, Inc. (“Insight”), a cable company serving subscribers in Kentucky, Indiana and Ohio, from February 2006 until Insight’s acquisition by the Company in February 2012. Prior to that, Mr. Jain served as Executive Vice President and Chief Operating Officer of Insight from October 2003 and Senior Vice President and Chief Financial Officer from 2002 to October 2003. From 1994 through 2002, he served in a number of roles in sales, marketing, customer service, strategy, corporate development and general management at NTL Incorporated, one of Europe’s leading cable and telecommunications companies. He ultimately served as Deputy Managing Director of NTL’s Consumer Division, overseeing customer and new business growth, as well as the quality of customer satisfaction.

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

Mr. Marcus

Robert D. Marcus has served as the Company’s Chairman and Chief Executive Officer since January 2014. Prior to that, Mr. Marcus served as the Company’s President and Chief Operating Officer from December 2010, the Company’s Senior Executive Vice President and Chief Financial Officer from January 2008 and the Company’s Senior Executive Vice President from August 2005. Mr. Marcus joined the Company from Time Warner Inc. where he had served as Senior Vice President, Mergers and Acquisitions from 2002 and as Vice President of Mergers and Acquisitions from 1998.

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

Mr. Stern

Peter C. Stern has served as the Company’s Executive Vice President and Chief Product, People and Strategy Officer since July 2014. Prior to that, he served as the Company’s Executive Vice President and Chief Strategy, People and Corporate Development Officer from October 2012, after serving as the Company’s Executive Vice President and Chief Strategy Officer from March 2008, the Company’s Executive Vice President of Product Management from 2005 and the Company’s Senior Vice President of Strategic Planning from 2004. Mr. Stern joined the Company from Time Warner Inc. where he had served as Vice President of Strategic Initiatives from 2001.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The principal market for the Company’s common stock, par value $0.01 per share (the “TWC Common Stock”), is the New York Stock Exchange. For quarterly price and dividend information for TWC Common Stock for the two years ended December 31, 2014, see “Quarterly Financial Information” at page 131 herein, which information is incorporated herein by reference. There were approximately 25,000 holders of record of TWC Common Stock as of February 13, 2015.

The Company paid a cash dividend of $0.65 per share of TWC Common Stock in each quarter of 2013, which totaled $758 million during 2013, and paid a cash dividend of $0.75 per share of TWC Common Stock in each quarter of 2014, which totaled $857 million during 2014. On February 12, 2015, the Company’s Board of Directors declared a quarterly cash dividend of $0.75 per share of TWC Common Stock, payable in cash on March 16, 2015 to stockholders of record at the close of business on February 27, 2015. TWC currently expects to pay comparable cash dividends in the future; however, changes in TWC’s dividend program will depend on the Company’s earnings, capital requirements, financial condition and other factors considered relevant by the Company’s Board of Directors.

Issuer Purchases of Equity Securities

In connection with the Company’s entry into the merger agreement with Comcast Corporation, the Company suspended its common stock repurchase program (the “Stock Repurchase Program”) on February 13, 2014. The Company did not purchase any equity securities registered by the Company pursuant to Section 12 of the Securities Exchange Act of 1934, as amended, during the quarter ended December 31, 2014 and, as of December 31, 2014, the Company had $2.723 billion remaining under the Stock Repurchase Program authorization.

Item 6. Selected Financial Data.

The selected financial information of TWC as of and for the five years ended December 31, 2014 is set forth at pages 129 through 130 herein and is incorporated herein by reference.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The information set forth under the caption “Management’s Discussion and Analysis of Results of Operations and Financial Condition” at pages 34 through 66 herein is incorporated herein by reference.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

The information set forth under the caption “Market Risk Management” at pages 61 through 62 herein is incorporated herein by reference.

Item 8. Financial Statements and Supplementary Data.

The consolidated financial statements of TWC and the report of independent registered public accounting firm thereon set forth at pages 67 through 125 and 127 herein are incorporated herein by reference.

Quarterly Financial Information set forth at page 131 herein is incorporated herein by reference.

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

Management’s Report on Internal Control Over Financial Reporting

Management’s report on internal control over financial reporting and the report of the independent registered public accounting firm thereon set forth at pages 126 and 128 herein are incorporated herein by reference.

Changes in Internal Control Over Financial Reporting

There have not been any changes in TWC’s internal control over financial reporting during the quarter ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

Item 9B. Other Information.

Not applicable.

PART III

Items 10, 11, 12, 13 and 14.

Directors, Executive Officers and Corporate Governance; Executive Compensation; Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters; Certain Relationships and Related Transactions, and Director Independence; Principal Accounting Fees and Services.

Information called for by Items 10, 11, 12, 13 and 14 of Part III is incorporated by reference from the Company’s definitive Proxy Statement to be filed in connection with its 2015 Annual Meeting of Stockholders pursuant to Regulation 14A, except that (i) the information regarding the Company’s executive officers called for by Item 401(b) of Regulation S-K has been included in Part I of this Annual Report and (ii) the information regarding certain Company equity compensation plans called for by Item 201(d) of Regulation S-K is set forth below.

The Company has adopted a Code of Ethics for its Senior Executive and Senior Financial Officers. A copy of the Code is publicly available on the Company’s website at www.twc.com/investors. Amendments to the Code or any grant of a waiver from a provision of the Code requiring disclosure under applicable SEC rules will also be disclosed on the Company’s website.

Equity Compensation Plan Information

The following table summarizes information as of December 31, 2014 about the Company’s outstanding equity compensation awards and shares of TWC Common Stock reserved for future issuance under the Company’s equity compensation plans.

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights(b)	Weighted-average Exercise Price of Outstanding Options, Warrants and Rights(b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (i))(c)
	(i)	(ii)	(iii)
Equity compensation plans approved by security holders(a)	10,482,682	$ 75.29	8,723,104
Equity compensation plans not approved by security holders	—	—	—

Total	10,482,682	$ 75.29	8,723,104

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

(b)

Column (i) includes 6,264,061 shares of TWC Common Stock underlying outstanding restricted stock units. Because there is no exercise price associated with restricted stock units, such equity awards are not included in the weighted-average exercise price calculation in column (ii).

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

(3) Exhibits:

The exhibits listed on the accompanying Exhibit Index are filed or incorporated by reference as part of this Annual Report and such Exhibit Index is incorporated herein by reference. Exhibits 10.14 through 10.47 listed on the accompanying Exhibit Index identify management contracts or compensatory plans or arrangements required to be filed as exhibits to this Annual Report, and such listing is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TIME WARNER CABLE INC.

By:	/S/ ROBERT D. MARCUS
Name: Robert D. Marcus
Title: Chairman and Chief Executive Officer

Dated: February 13, 2015

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ ROBERT D. MARCUS Robert D. Marcus	Chairman and Chief Executive Officer (principal executive officer)	February 13, 2015

/S/ ARTHUR T. MINSON, JR. Arthur T. Minson, Jr.	Executive Vice President and Chief Financial Officer (principal financial officer)	February 13, 2015

/S/ WILLIAM F. OSBOURN, JR. William F. Osbourn, Jr.	Senior Vice President and Controller (principal accounting officer)	February 13, 2015

/S/ CAROLE BLACK Carole Black	Director	February 13, 2015

/S/ THOMAS H. CASTRO Thomas H. Castro	Director	February 13, 2015

/S/ DAVID C. CHANG David C. Chang	Director	February 13, 2015

/S/ JAMES E. COPELAND, JR. James E. Copeland, Jr.	Director	February 13, 2015

/S/ PETER R. HAJE Peter R. Haje	Director	February 13, 2015

/S/ DONNA A. JAMES Donna A. James	Director	February 13, 2015

/S/ DON LOGAN Don Logan	Director	February 13, 2015

/S/ N.J. NICHOLAS, JR. N.J. Nicholas, Jr.	Director	February 13, 2015

/S/ WAYNE H. PACE Wayne H. Pace	Director	February 13, 2015

/S/ EDWARD D. SHIRLEY Edward D. Shirley	Director	February 13, 2015

/S/ JOHN E. SUNUNU John E. Sununu	Director	February 13, 2015

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

•

Results of operations.  This section provides an analysis of the Company’s results of operations for the three years ended December 31, 2014. This analysis is presented on both a consolidated and reportable segment basis.

•

Financial condition and liquidity.  This section provides an analysis of the Company’s cash flows for the three years ended December 31, 2014, as well as a discussion of the Company’s outstanding debt and commitments as of December 31, 2014. Also included is a discussion of the amount of financial capacity available to fund the Company’s future commitments, as well as a discussion of other financing arrangements.

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

OVERVIEW

TWC is among the largest providers of video, high-speed data and voice services in the U.S., with technologically advanced, well-clustered cable systems located mainly in five geographic areas – New York State (including New York City), the Carolinas, the Midwest (including Ohio, Kentucky and Wisconsin), Southern California (including Los Angeles) and Texas. TWC’s mission is to connect its customers to the world—simply, reliably and with superior service. As of December 31, 2014, TWC served approximately 15.2 million residential and business services customers who subscribed to one or more of its video, high-speed data and voice services. During 2014, TWC’s revenue increased 3.1% to approximately $22.8 billion.

TIME WARNER CABLE INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS

OF OPERATIONS AND FINANCIAL CONDITION—(Continued)

Comcast Merger

On February 12, 2014, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Comcast Corporation (“Comcast”) whereby the Company agreed to merge with and into a 100% owned subsidiary of Comcast (the “Comcast merger”). Upon completion of the Comcast merger, all of the outstanding shares of the Company will be cancelled and each issued and outstanding share will be converted into the right to receive 2.875 shares of Class A common stock of Comcast. At their special meetings on October 8, 2014 and October 9, 2014, respectively, Comcast’s shareholders approved the issuance of Comcast Class A common stock to TWC stockholders in the Comcast merger and TWC stockholders approved the adoption of the Merger Agreement. TWC and Comcast expect to complete the Comcast merger in early 2015, subject to receipt of regulatory approvals, as well as satisfaction of certain other closing conditions.

On April 25, 2014, Comcast entered into a binding agreement with Charter Communications, Inc. (“Charter”), which contemplates three transactions (the “divestiture transactions”): (1) a contribution, spin-off and merger transaction, (2) an asset exchange and (3) a sale of assets. The completion of the divestiture transactions will result in the combined company divesting a net total of approximately 3.9 million video subscribers, a portion of which are TWC subscribers (primarily in the Midwest). The divestiture transactions are expected to occur contemporaneously with one another and are conditioned upon and will occur following the closing of the Comcast merger. They are also subject to a number of other conditions. The Comcast merger is not conditioned upon the closing of the divestiture transactions and, accordingly, the Comcast merger can be completed regardless of whether the divestiture transactions are ultimately completed.

Reportable Segments

The Company has three reportable segments: Residential Services, Business Services and Other Operations, which have been determined based on how management evaluates and manages the business. For additional information about the components of each of the Company’s reportable segments, as well as shared functions, refer to “—Financial Statement Presentation—Reportable Segments,” below.

Residential Services Segment

TWC offers video, high-speed data and voice services, as well as security and home management services, to residential customers. As of December 31, 2014, the Company served 14.5 million residential services customers and, during 2014, TWC generated approximately $18.4 billion of revenue from the provision of residential services, which represented 80.9% of TWC’s total revenue.

TWC’s video service provides over 300 channels (including, on average, over 200 high-definition (“HD”) channels) and nearly 20,000 video-on-demand choices, which, increasingly, consumers can watch on the device of their choosing, both inside and outside the home. TWC’s high-speed data service is available in a range of speed (from up to 2 to up to 300 megabits per second (“Mbps”) downstream), price and consumption (unlimited, 30 gigabyte (“GB”) and 5 GB) levels and, for most high-speed data customers, includes access to a nationwide network of more than 300,000 Cable WiFi hotspots along with communications and Internet security features. TWC’s voice service provides unlimited calling throughout the U.S. and to Canada, Puerto Rico and Mexico, among others, and access to popular features in one simple package. TWC’s IntelligentHome service provides state-of-the-art security and home management technology, taking advantage of TWC’s always-on broadband network and around-the-clock security monitoring centers.

Residential Services revenue has benefited from growth in revenue per residential customer relationship (due to an increasing percentage of subscribers purchasing more advanced, higher-priced tiers of service and increases in prices and high-speed data equipment rental charges), offset by lower average residential customer relationships (due primarily to lower residential video subscribers, offset by growth in high-speed data subscribers).

TIME WARNER CABLE INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS

OF OPERATIONS AND FINANCIAL CONDITION—(Continued)

Residential Services programming costs represent a significant portion of the Company’s operating costs and expenses and are expected to continue to increase, reflecting rate increases on existing programming services and the carriage of new networks. TWC expects that its programming costs as a percentage of video revenue will continue to increase, in part due to an increasingly competitive environment.

Business Services Segment

TWC offers a wide range of business high-speed data, networking, voice, video, hosting and cloud computing services. As of December 31, 2014, TWC served 687,000 business customers, including small and medium businesses; large enterprises; government, education and non-profit institutions; and telecommunications carriers. TWC offers business services at retail and wholesale using its own network infrastructure and third-party infrastructure as required to meet customer needs.

During 2014, revenue from the provision of business services increased 22.8% to $2.8 billion, which represented 12.4% of TWC’s total revenue. The Company expects continued strong growth in Business Services revenue driven by an increase in the number of customers (the result of continued penetration of buildings currently on its network and investment to connect new buildings to its network) and revenue per customer (due to growing product penetration, demand for higher-priced tiers of service and price increases). Given the large opportunity and TWC’s still modest share in business services, the Company has established a target of growing Business Services to exceed $5 billion in annual revenue by 2018.

On December 31, 2013, TWC completed its acquisition of DukeNet Communications, LLC (“DukeNet”), a regional fiber optic network company that provides data and high-capacity bandwidth services to wireless carrier, data center, government and enterprise customers in North Carolina and South Carolina, as well as five other states in the Southeast. Beginning in 2014, the results of DukeNet, which generated revenue of $116 million during 2014, are included in the Business Services segment.

Other Operations Segment

TWC’s Other Operations segment principally consists of (i) Time Warner Cable Media (“TWC Media”), the advertising sales arm of TWC; (ii) beginning in the fourth quarter of 2012, the Company’s regional sports networks that carry Los Angeles Lakers’ basketball games and other sports programming (Time Warner Cable SportsNet and Time Warner Cable Deportes and, collectively, the “Lakers’ RSNs”); (iii) the Company’s local sports, news and lifestyle channels (e.g., Time Warner Cable News NY1); (iv) other operating revenue and costs, including those derived from the Advance/Newhouse Partnership and home shopping network-related services; and (v) beginning in 2014, operating revenue and costs associated with SportsNet LA, discussed below. During 2014, TWC generated revenue from Other Operations of $1.8 billion.

As discussed further below in “—Financial Statement Presentation,” TWC Media sells its video and online advertising inventory to local, regional and national advertising customers and also sells third-party advertising inventory on behalf of other video distributors, including, among others, Verizon Communications Inc.’s (“Verizon”) FiOS, AT&T Inc.’s (“AT&T”) U-verse and Charter. Advertising revenue generated by TWC Media is cyclical, benefiting in years that include political elections as a result of political candidate and issue-related advertising.

On February 25, 2014, American Media Productions, LLC (“American Media Productions”), an unaffiliated third party, launched SportsNet LA, a regional sports network carrying the Los Angeles Dodgers’ baseball games and other sports programming. In accordance with long-term agreements with American Media Productions, TWC acts as the network’s exclusive advertising and affiliate sales agent and has certain branding and programming rights with respect to

TIME WARNER CABLE INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS

OF OPERATIONS AND FINANCIAL CONDITION—(Continued)

the network. In addition, TWC provides certain production and technical services to American Media Productions. As a result of the launch of SportsNet LA, related revenue, including intersegment revenue, and expenses are included in the Company’s Other Operations segment. The Company continues to seek distribution agreements for the carriage of SportsNet LA by major distributors.

Competition

The operations of each of TWC’s reportable segments face intense competition, both from existing competitors and, as a result of the rapid development of new technologies, services and products, from new entrants.

Residential Services Segment

TWC faces intense competition for residential customers from a variety of alternative communications, information and entertainment delivery sources. TWC competes with incumbent local telephone companies and overbuilders across each of its residential services. Some of these competitors offer a broad range of services with features and functions comparable to those provided by TWC and in bundles similar to those offered by TWC, sometimes including wireless service. Each of TWC’s residential services also faces competition from other companies that provide services on a stand-alone basis. TWC’s residential video service faces competition from direct broadcast satellite services, and increasingly from companies that deliver content to consumers over the Internet. TWC’s residential high-speed data service faces competition from wireless Internet providers and direct broadcast satellite services. TWC’s residential voice service faces competition from wireless voice providers, “over-the-top” phone services and other alternatives.

Business Services Segment

TWC faces significant competition as to each of its business services offerings. Its business high-speed data, networking and voice services face competition from a variety of telecommunications carriers, including incumbent local telephone companies. TWC’s cell tower backhaul service also faces competition from traditional telephone companies as well as other telecommunications carriers, such as metro and regional fiber-based carriers. TWC’s business video service faces competition from direct broadcast satellite providers. TWC also competes with cloud, hosting and related service providers and application-service providers.

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

Recent Developments

Common Stock Repurchase Program

In connection with the Company’s entry into the Merger Agreement, the Company suspended its common stock repurchase program (the “Stock Repurchase Program”) on February 13, 2014. From the inception of the Stock Repurchase Program in the fourth quarter of 2010 through February 12, 2014, the Company repurchased 92.9 million shares of TWC common stock at an average price of $83.37 per share, or $7.744 billion in total. As of December 31, 2014, the Company had $2.723 billion remaining under the Stock Repurchase Program authorization.

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

Operating costs and expenses

Programming and content.  Programming and content costs include (i) programming costs for the Residential Services and Business Services segments and (ii) content costs, which include (a) the content acquisition costs associated with the Lakers’ RSNs and (b) other content production costs for the Lakers’ RSNs and the Company’s local sports, news and lifestyle channels. Beginning in 2014, programming and content costs also include the content acquisition and production costs associated with SportsNet LA. Content acquisition costs for the Los Angeles Lakers’ basketball games and Los Angeles Dodgers’ baseball games are recorded as games are exhibited over the applicable season.

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

•

Video.  Video revenue includes subscriber fees for the Company’s various tiers or packages of video programming services generally distinguished from one another by the number and type of programming networks they include. Video revenue also includes related equipment rental charges, installation charges, broadcast fees and fees collected on behalf of local franchising authorities and the Federal Communications Commission (the “FCC”). Additionally, video revenue includes revenue from the sale of premium networks, transactional video-on-demand (e.g., events and movies) and digital video recorder (“DVR”) service.

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

Other Operations Segment

Revenue

•

Advertising.  Advertising revenue is generated through TWC Media’s sale of video and online advertising inventory to local, regional and national advertising customers. The Company derives most of its advertising revenue from the sale of advertising inventory on cable networks owned by third parties. The rights to such advertising inventory are acquired by the Company in connection with its agreements to carry such networks or obtained through contractual agreements to sell advertising inventory on behalf of other video distributors (including, among others, Verizon’s FiOS, AT&T’s U-verse and Charter). The Company also generates advertising revenue from the sale of inventory on the Lakers’ RSNs, the Company’s local sports, news and lifestyle channels (e.g., Time Warner Cable News NY1) and, beginning in 2014, SportsNet LA.

•

Other.  Other revenue primarily includes (i) beginning in the fourth quarter of 2012, fees received from distributors of the Lakers’ RSNs; (ii) fees paid to TWC (totaling $143 million, $138 million and $135 million in 2014, 2013 and 2012, respectively) primarily by the Advance/Newhouse Partnership for (a) the ability to distribute the Company’s high-speed data service and (b) TWC’s management of certain functions, including, among others, the acquisition of programming rights, as well as the provision of certain functions, including engineering; (iii) home shopping network-related revenue (including commissions earned on the sale of merchandise and carriage fees); and (iv) beginning in 2014, fees received from distributors of SportsNet LA. Other revenue also includes intercompany revenue from the Residential Services and Business Services segments for programming provided by the Lakers’ RSNs, the Company’s local sports, news and lifestyle channels and, beginning in 2014, SportsNet LA.

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

Use of Operating Income before Depreciation and Amortization

In discussing its segment performance, the Company may use certain measures that are not calculated and presented in accordance with U.S. generally accepted accounting principles (“GAAP”). These measures include Operating Income before Depreciation and Amortization (“OIBDA”), which the Company defines as Operating Income before depreciation of tangible assets and amortization of intangible assets. For additional information regarding the use of segment OIBDA, see Note 17 to the accompanying consolidated financial statements.

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

Consolidated Results

The consolidated financial results for the Company for 2014, 2013 and 2012 were as follows (in millions):

	Year Ended December 31,			% Change
	2014	2013	2012	2014 vs. 2013		2013 vs. 2012
Revenue:
Residential services	$18,446	$18,402	$18,175	0.2%		1.2%
Business services	2,838	2,312	1,901	22.8%		21.6%
Other	1,528	1,406	1,310	8.7%		7.3%

Total revenue	22,812	22,120	21,386	3.1%		3.4%
Costs and expenses:
Programming and content	5,294	4,950	4,703	6.9%		5.3%
Sales and marketing(a)	2,192	2,048	1,816	7.0%		12.8%
Technical operations(a)	1,530	1,500	1,434	2.0%		4.6%
Customer care(a)	839	766	741	9.5%		3.4%
Other operating(a)	4,729	4,876	4,868	(3.0%	)	0.2%
Depreciation	3,236	3,155	3,154	2.6%		—
Amortization	135	126	110	7.1%		14.5%
Merger-related and restructuring costs	225	119	115	89.1%		3.5%

Total costs and expenses	18,180	17,540	16,941	3.6%		3.5%

Operating Income	4,632	4,580	4,445	1.1%		3.0%
Interest expense, net	(1,419)	(1,552)	(1,606)	(8.6%	)	(3.4%	)
Other income, net	35	11	497	218.2%		(97.8%	)

Income before income taxes	3,248	3,039	3,336	6.9%		(8.9%	)
Income tax provision	(1,217)	(1,085)	(1,177)	12.2%		(7.8%	)

Net income	2,031	1,954	2,159	3.9%		(9.5%	)
Less: Net income attributable to noncontrolling interests	—	—	(4)	NM		(100.0%	)

Net income attributable to TWC shareholders	$2,031	$1,954	$2,155	3.9%		(9.3%	)

NM—Not meaningful. (a) Amounts include total employee costs, as follows (in millions):

	Year Ended December 31,			% Change
	2014	2013	2012	2014 vs. 2013		2013 vs. 2012
Employee costs	$4,990	$4,860	$4,531	2.7%		7.3%

TIME WARNER CABLE INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS

OF OPERATIONS AND FINANCIAL CONDITION—(Continued)

Revenue.  The increases in revenue for 2014 and 2013 were due to increases in revenue at all segments.

Revenue in 2014 includes $116 million of revenue from DukeNet, which was acquired on December 31, 2013. Compared to 2012, revenue in 2013 includes $183 million (primarily related to the Residential Services segment) as a result of two additional months of revenue from Insight Communications Company, Inc. (“Insight”), which was acquired on February 29, 2012.

Revenue by segment, including the amounts attributable to acquisitions, is discussed in greater detail below in “Segment Results.”

Costs and expenses

Operating costs and expenses.  The increase in operating costs and expenses in 2014 was primarily due to increases in the following: programming costs at the Residential Services segment; content costs at the Other Operations segment; sales and marketing costs at the Residential Services and Business Services segments; customer care costs at the Residential Services segment; and costs associated with advertising inventory sold on behalf of other video distributors (“ad rep agreements”) at the Other Operations segment; partially offset by a decrease in voice costs at the Residential and Business Services segment. For 2014, the growth in operating costs and expenses was reduced by a $124 million decrease in pension expense.

The increase in operating costs and expenses in 2013 was primarily due to increases in the following: programming costs at the Residential Services segment; content costs at the Other Operations segment; sales and marketing costs at the Residential Services and Business Services segments; technical operations costs at the Residential Services segment; costs associated with ad rep agreements at the Other Operations segment; and costs associated with the Company’s shared functions; partially offset by a decrease in other operating costs at the Residential Services segment, primarily as a result of lower voice costs.

Operating costs and expenses by segment are discussed in greater detail below in “Segment Results.”

Depreciation.  The increase in depreciation in 2014 was primarily due to growth in shorter-lived capitalized software assets and an increase associated with certain DukeNet assets (acquired on December 31, 2013), partially offset by a decrease associated with certain Insight assets that were fully depreciated as of August 2013.

Depreciation in 2013 was impacted by an increase in shorter-lived distribution system and capitalized software assets as well as two additional months of Insight costs associated with its property, plant and equipment. These increases were offset by a benefit of $160 million associated with (i) certain assets acquired in the July 31, 2006 transactions with Adelphia Communications Corporation and Comcast that were fully depreciated as of July 2012 and (ii) certain Insight assets that were fully depreciated as of August 2013.

Amortization.  Amortization increased in 2014 primarily as a result of DukeNet costs associated with its customer relationship intangible assets.

Amortization increased in 2013 primarily as a result of two additional months of Insight costs associated with its customer relationship intangible assets.

Merger-related and restructuring costs.  During 2014, the Company incurred merger-related costs of $198 million, which primarily consisted of Comcast merger-related costs, including employee retention costs of $121 million and advisory and legal fees of $74 million. Merger-related costs in 2014 also included $3 million of costs incurred in

TIME WARNER CABLE INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS

OF OPERATIONS AND FINANCIAL CONDITION—(Continued)

connection with the DukeNet acquisition. During 2013, the Company incurred merger-related costs of $13 million in connection with the Insight and DukeNet acquisitions. During 2012, the Company incurred merger-related costs of $54 million, primarily associated with the Insight acquisition. The Company expects to incur additional merger-related costs in 2015.

The Company incurred restructuring costs of $27 million during 2014 compared to $106 million in 2013 and $61 million in 2012. These restructuring costs were primarily related to employee terminations and other exit costs. The Company expects to incur additional restructuring costs in 2015.

Operating Income.  Operating Income increased in 2014 primarily due to growth in revenue, partially offset by higher operating costs and expenses, merger-related and restructuring costs and depreciation, as discussed above. Operating Income increased in 2013 primarily due to growth in revenue, partially offset by increases in operating costs and expenses and amortization, as discussed above.

Interest expense, net.  Interest expense, net, decreased in 2014 and 2013 primarily due to lower average fixed-rate debt outstanding during the periods as compared to the prior year.

Other income, net.  Other income, net, detail is shown in the table below (in millions):

	Year Ended December 31,
	2014	2013	2012
Income from equity-method investments, net(a)	$33	$19	$454
Gain (loss) on equity award reimbursement obligation to Time Warner(b)	1	(10)	(9)
Gain on sale of investment in Clearwire Corporation	—	—	64
Other investment losses(c)	—	—	(12)
Other	1	2	—

Other income, net	$35	$11	$497

(a)

Income from equity-method investments, net, in 2012 primarily consists of a pretax gain of $430 million associated with SpectrumCo, LLC’s (“SpectrumCo”) sale of its advanced wireless spectrum licenses to Cellco Partnership (doing business as Verizon Wireless). SpectrumCo was a joint venture between TWC, Comcast and Bright House Networks, LLC.

(b)	See Note 11 to the accompanying consolidated financial statements for a discussion of the Company’s accounting for its equity award reimbursement obligation to Time Warner Inc. (“Time Warner”).
(c)	Other investment losses in 2012 represents an impairment of the Company’s investment in Canoe Ventures LLC, an equity-method investee.

Income tax provision.  In 2014, 2013 and 2012, the Company recorded income tax provisions of $1.217 billion, $1.085 billion and $1.177 billion, respectively. As discussed above, income before income taxes in 2012 included the SpectrumCo-related gain, which impacted the 2012 income tax provision. The effective tax rates were 37.5%, 35.7% and 35.3% for 2014, 2013 and 2012, respectively.

The income tax provision and effective tax rate for 2014 include a benefit of $24 million as a result of the passage of the New York State budget during the first quarter of 2014 that, in part, lowers the New York State business tax rate beginning in 2016.

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

TIME WARNER CABLE INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS

OF OPERATIONS AND FINANCIAL CONDITION—(Continued)

The income tax provision and effective tax rate for 2012 include (i) a benefit of $63 million related to a change in the tax rate applied to calculate the Company’s net deferred income tax liability as a result of an internal reorganization effective on September 30, 2012, (ii) a fourth-quarter benefit of $47 million primarily related to a California state tax law change, (iii) a benefit of $46 million related to the reversal of a valuation allowance against a deferred income tax asset associated with the Company’s investment in Clearwire Corporation (“Clearwire”) and (iv) a charge of $15 million related to the recording of a deferred income tax liability associated with a partnership basis difference.

Absent the impacts of the above items, the effective tax rates would have been 38.2%, 39.1% and 39.5% for 2014, 2013 and 2012, respectively.

Net income attributable to TWC shareholders and net income per common share attributable to TWC common shareholders.  Net income attributable to TWC shareholders and net income per common share attributable to TWC common shareholders were as follows for 2014, 2013 and 2012 (in millions, except per share data):

	Year Ended December 31,			% Change
	2014	2013	2012	2014 vs. 2013	2013 vs. 2012
Net income attributable to TWC shareholders	$2,031	$1,954	$2,155	3.9%	(9.3%	)

Net income per common share attributable to TWC common shareholders:
Basic	$7.21	$6.76	$6.97	6.7%	(3.0%	)

Diluted	$7.17	$6.70	$6.90	7.0%	(2.9%	)

Net income attributable to TWC shareholders increased in 2014 primarily due to a decrease in interest expense, net, and an increase in Operating Income, partially offset by an increase in income tax provision. Net income per common share attributable to TWC common shareholders for 2014 benefited from lower average common shares outstanding as a result of share repurchases under the Stock Repurchase Program.

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

TIME WARNER CABLE INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS

OF OPERATIONS AND FINANCIAL CONDITION—(Continued)

Segment Results

Residential Services.  The financial results of the Residential Services segment for 2014, 2013 and 2012 were as follows (in millions):

	Year Ended December 31,			% Change
	2014	2013	2012	2014 vs. 2013		2013 vs. 2012
Revenue:
Video	$10,002	$10,481	$10,917	(4.6%	)	(4.0%	)
High-speed data	6,428	5,822	5,090	10.4%		14.4%
Voice	1,932	2,027	2,104	(4.7%	)	(3.7%	)
Other	84	72	64	16.7%		12.5%

Total revenue	18,446	18,402	18,175	0.2%		1.2%
Operating costs and expenses:
Programming	5,075	4,845	4,652	4.7%		4.1%
Sales and marketing(a)	1,470	1,396	1,276	5.3%		9.4%
Technical operations(a)	1,379	1,370	1,313	0.7%		4.3%
Customer care(a)	705	655	646	7.6%		1.4%
Video franchise and other fees(b)	464	484	505	(4.1%	)	(4.2%	)
Other(a)	730	964	1,071	(24.3%	)	(10.0%	)

Total operating costs and expenses	9,823	9,714	9,463	1.1%		2.7%

OIBDA	$8,623	$8,688	$8,712	(0.7%	)	(0.3%	)

(a) Amounts include total employee costs, as follows (in millions):

	Year Ended December 31,			% Change
	2014	2013	2012	2014 vs. 2013		2013 vs. 2012
Employee costs	$2,743	$2,633	$2,498	4.2%		5.4%

(b)	Video franchise and other fees include fees collected on behalf of franchising authorities and the FCC.

TIME WARNER CABLE INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS

OF OPERATIONS AND FINANCIAL CONDITION—(Continued)

Selected residential subscriber-related statistics as of December 31, 2014, 2013 and 2012 were as follows (in thousands):

	December 31,			% Change
	2014(a)	2013	2012	2014 vs. 2013	2013 vs. 2012
Video(b)	10,789	11,197	12,030	(3.6%)	(6.9%)
High-speed data(c)	11,675	11,089	10,935	5.3%	1.4%
Voice(d)	5,284	4,806	5,024	9.9%	(4.3%)

Single play(e)	5,630	5,660	5,595	(0.5%)	1.2%
Double play(f)	4,525	4,741	4,842	(4.6%)	(2.1%)
Triple play(g)	4,356	3,983	4,237	9.4%	(6.0%)

Customer relationships(h)	14,511	14,384	14,674	0.9%	(2.0%)

(a)

The Company’s subscriber numbers as of December 31, 2014 reflect adjustments related to the treatment of employee accounts recorded during the second quarter of 2014 that decreased residential high-speed data subscribers by 10,000, residential voice subscribers by 17,000, residential single play subscribers by 19,000, residential double play subscribers by 4,000 and residential customer relationships by 23,000.

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

Revenue.  Residential Services segment revenue increased in 2014 compared to 2013 primarily due to an increase in high-speed data revenue, partially offset by decreases in video and voice revenue, each of which is discussed further below. Residential Services segment revenue increased in 2013 compared to 2012 primarily due to an organic increase in high-speed data revenue and two additional months of Insight revenue (which totaled $165 million), partially offset by organic decreases in video and voice revenue, each of which is discussed further below.

TIME WARNER CABLE INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS

OF OPERATIONS AND FINANCIAL CONDITION—(Continued)

Average monthly revenue per unit for the Residential Services segment for 2014, 2013 and 2012 was as follows:

	Year Ended December 31,			% Change
	2014	2013	2012	2014 vs. 2013	2013 vs. 2012
Video(a)	$75.85	$74.90	$74.64	1.3%	0.3%
High-speed data(b)	46.95	43.92	39.66	6.9%	10.7%
Voice(c)	32.35	34.40	35.68	(6.0%)	(3.6%)
Customer relationship(d)	106.24	105.28	103.57	0.9%	1.7%

(a)	Average monthly residential video revenue per unit represents residential video revenue divided by the corresponding average residential video subscribers for the period.
(b)	Average monthly residential high-speed data revenue per unit represents residential high-speed data revenue divided by the corresponding average residential high-speed data subscribers for the period.
(c)	Average monthly residential voice revenue per unit represents residential voice revenue divided by the corresponding average residential voice subscribers for the period.
(d)

Average monthly residential revenue per residential customer relationship represents residential services revenue divided by the corresponding average residential customer relationships for the period.

Video.  The major components of residential video revenue for 2014, 2013 and 2012 were as follows (in millions):

	Year Ended December 31,			% Change
	2014	2013	2012	2014 vs. 2013	2013 vs. 2012
Programming tiers(a)	$6,497	$6,825	$7,170	(4.8%)	(4.8%)
Premium networks	811	772	808	5.1%	(4.5%)
Transactional video-on-demand	221	259	290	(14.7%)	(10.7%)
Video equipment rental and installation charges	1,375	1,444	1,469	(4.8%)	(1.7%)
DVR service	634	697	675	(9.0%)	3.3%
Franchise and other fees(b)	464	484	505	(4.1%)	(4.2%)

Total	$10,002	$10,481	$10,917	(4.6%)	(4.0%)

(a)

Programming tier revenue includes subscriber fees for the Company’s various tiers or packages of video programming services generally distinguished from one another by the number and type of programming networks they include.

(b)	Franchise and other fees include fees collected on behalf of franchising authorities and the FCC.

The decrease in residential video revenue in 2014 was primarily due to a decline in video subscribers, partially offset by an increase in average revenue per subscriber. The increase in average revenue per subscriber was primarily the result of price increases and higher premium network revenue (which, for 2013, was reduced by approximately $15 million of subscriber credits issued during the third quarter in connection with a temporary blackout of a premium network resulting from a dispute with a programming vendor), partially offset by lower transactional video-on-demand revenue.

The decrease in residential video revenue in 2013 was primarily due to declines in video subscribers and premium network revenue (which, for 2013, was reduced by approximately $15 million of subscriber credits discussed above) and lower transactional video-on-demand revenue. These decreases were partially offset by price increases and a greater percentage of subscribers purchasing higher-priced tiers of service, as well as two additional months of Insight revenue, which totaled $93 million.

High-speed data.  Residential high-speed data revenue increased in 2014 due to growth in average revenue per subscriber and an increase in high-speed data subscribers. The increase in average revenue per subscriber was primarily due to increases in prices and equipment rental charges and a greater percentage of subscribers purchasing higher-priced tiers of service.

TIME WARNER CABLE INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS

OF OPERATIONS AND FINANCIAL CONDITION—(Continued)

Residential high-speed data revenue increased in 2013 due to growth in average revenue per subscriber and an increase in high-speed data subscribers, as well as two additional months of Insight revenue, which totaled $47 million. The increase in average revenue per subscriber was primarily due to an increase in equipment rental charges and a greater percentage of subscribers purchasing higher-priced tiers of service.

Voice.  The decrease in residential voice revenue in 2014 was primarily due to a decrease in average revenue per subscriber, partially offset by growth in voice subscribers.

The decrease in residential voice revenue in 2013 was due to a decline in average revenue per subscriber and fewer voice subscribers, partially offset by two additional months of Insight revenue, which totaled $24 million.

Operating costs and expenses.  Operating costs and expenses increased in 2014 primarily due to increases in programming costs, sales and marketing costs and customer care costs, partially offset by a decline in other operating costs.

Operating costs and expenses increased in 2013 primarily related to increases in programming costs, sales and marketing costs and technical operations costs, partially offset by a decline in other operating costs. Operating costs and expenses in 2013 were also impacted by two additional months of Insight costs.

Selected Residential Services average monthly costs per subscriber for 2014, 2013 and 2012 were as follows:

	Year Ended December 31,			% Change
	2014	2013	2012	2014 vs. 2013		2013 vs. 2012
Programming costs per video subscriber	$38.49	$34.63	$31.81	11.1%		8.9%

Voice costs per voice subscriber	$4.23	$7.96	$9.15	(46.9%	)	(13.0%	)

Programming.  The increase in programming costs (which include intercompany expense from the Other Operations segment for programming costs associated with the Lakers’ RSNs, the Company’s local sports, news and lifestyle channels and, beginning in 2014, SportsNet LA) in 2014 was primarily due to contractual rate increases and the carriage of SportsNet LA, partially offset by a decline in video subscribers and lower transactional video-on-demand costs. For 2013, programming costs were reduced by approximately $20 million due to changes in cost estimates for programming services primarily resulting from contract negotiations, changes in programming audit reserves and certain contract settlements.

The increase in programming costs in 2013 was primarily due to contractual rate increases and carriage of new networks (including the Lakers’ RSNs), partially offset by a decline in video subscribers. For 2013 and 2012, programming costs were reduced by approximately $20 million and $40 million, respectively, due to changes in cost estimates for programming services primarily resulting from contract negotiations, changes in programming audit reserves and certain contract settlements.

Sales and marketing.  Sales and marketing costs increased in 2014 primarily due to sales and retention headcount growth and higher compensation costs per employee. For the fourth quarter of 2014, this growth was more than offset by decreased marketing expense.

Sales and marketing costs increased in 2013 primarily due to increased headcount and higher compensation costs per employee and also included the impact of increased marketing spending due to temporary blackouts resulting from programming vendor disputes.

TIME WARNER CABLE INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS

OF OPERATIONS AND FINANCIAL CONDITION—(Continued)

Technical operations.  Technical operations costs increased in 2014 primarily due to increased maintenance costs, higher compensation costs per employee and headcount growth, each of which reflected the Company’s continued investments to improve the customer experience.

Technical operations costs increased in 2013 primarily due to higher compensation costs per employee.

Customer care.  Customer care costs increased in 2014 primarily due to headcount growth and increased call volume, reflecting the Company’s continued investments to improve the customer experience.

Other operating.  Other operating costs decreased in 2014 primarily due to declines in voice costs and bad debt expense. Voice costs decreased $216 million in 2014, primarily due to a decrease in delivery costs per subscriber as a result of the in-sourcing of voice transport, switching and interconnection services from Sprint Corporation (which was completed during the first quarter of 2014).

Other operating costs decreased in 2013 due to declines in a number of categories, including voice costs. Voice costs decreased primarily due to a decrease in delivery costs per subscriber as a result of the in-sourcing of voice transport, switching and interconnection services, as well as a decline in voice subscribers.

OIBDA.  OIBDA decreased in 2014 and 2013 primarily due to higher operating costs and expenses, partially offset by the increase in revenue, as discussed above.

Business Services.  The financial results of the Business Services segment for 2014, 2013 and 2012 were as follows (in millions):

	Year Ended December 31,			% Change
	2014	2013	2012	2014 vs. 2013	2013 vs. 2012
Revenue:
Video	$365	$347	$323	5.2%	7.4%
High-speed data	1,341	1,099	912	22.0%	20.5%
Voice	511	421	306	21.4%	37.6%
Wholesale transport	415	251	184	65.3%	36.4%
Other	206	194	176	6.2%	10.2%

Total revenue	2,838	2,312	1,901	22.8%	21.6%
Operating costs and expenses:
Programming	152	133	119	14.3%	11.8%
Sales and marketing(a)	515	449	333	14.7%	34.8%
Technical operations(a)	101	81	72	24.7%	12.5%
Customer care(a)	134	111	95	20.7%	16.8%
Video franchise and other fees(b)	16	16	14	—	14.3%
Other(a)	201	171	146	17.5%	17.1%

Total operating costs and expenses	1,119	961	779	16.4%	23.4%

OIBDA	$1,719	$1,351	$1,122	27.2%	20.4%

(a) Amounts include total employee costs, as follows (in millions):

	Year Ended December 31,			% Change
	2014	2013	2012	2014 vs. 2013	2013 vs. 2012
Employee costs	$643	$551	$427	16.7%	29.0%

(b)	Video franchise and other fees include fees collected on behalf of franchising authorities and the FCC.

TIME WARNER CABLE INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS

OF OPERATIONS AND FINANCIAL CONDITION—(Continued)

Selected business subscriber-related statistics as of December 31, 2014, 2013 and 2012 were as follows (in thousands):

	December 31,			% Change
	2014	2013	2012	2014 vs. 2013	2013 vs. 2012
Video(a)	203	196	188	3.6%	4.3%
High-speed data(b)	578	517	460	11.8%	12.4%
Voice(c)	323	275	224	17.5%	22.8%

Single play(d)	346	327	312	5.8%	4.8%
Double play(e)	265	230	194	15.2%	18.6%
Triple play(f)	76	67	57	13.4%	17.5%

Customer relationships(g)	687	624	563	10.1%	10.8%

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

Revenue.  Business Services revenue in 2014 included DukeNet revenue of $116 million (the majority of which is included in wholesale transport). Excluding the impact of DukeNet, Business Services revenue increased in 2014 primarily due to growth in high-speed data and voice subscribers and an increase in cell tower backhaul revenue of $40 million.

Business Services revenue increased in 2013 primarily due to growth in high-speed data and voice subscribers, as well as increases in cell tower backhaul and Metro Ethernet revenue of $44 million and $32 million, respectively, and two additional months of Insight revenue, which totaled $12 million.

Operating costs and expenses.  Operating costs and expenses increased in 2014 primarily as a result of increased headcount and higher compensation costs per employee, as well as costs associated with DukeNet. These increases were partially offset by lower voice costs due to the in-sourcing of voice transport, switching and interconnection services.

Operating costs and expenses increased in 2013 primarily as a result of increases in sales and marketing costs, primarily due to increased headcount and higher compensation costs per employee. Operating costs and expenses in 2013 were also impacted by two additional months of Insight costs.

OIBDA.  OIBDA increased in 2014 and 2013 primarily due to the increase in revenue, partially offset by higher operating costs and expenses, as discussed above.

TIME WARNER CABLE INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS

OF OPERATIONS AND FINANCIAL CONDITION—(Continued)

Other Operations.  The financial results of the Other Operations segment for 2014, 2013 and 2012 were as follows (in millions):

	Year Ended December 31,			% Change
	2014	2013	2012	2014 vs. 2013	2013 vs. 2012
Revenue:
Advertising	$1,127	$1,019	$1,053	10.6%	(3.2%	)
Other	645	583	407	10.6%	43.2%

Total revenue	1,772	1,602	1,460	10.6%	9.7%
Operating costs and expenses(a)	985	769	614	28.1%	25.2%

OIBDA	$787	$833	$846	(5.5% )	(1.5%	)

(a) Amounts include total employee costs, as follows (in millions):

	Year Ended December 31,			% Change
	2014	2013	2012	2014 vs. 2013	2013 vs. 2012
Employee costs	$322	$320	$304	0.6%	5.3%

Revenue

Advertising.  Advertising revenue increased in 2014 primarily due to growth in political advertising revenue, as well as higher non-political revenue from ad rep agreements. Political advertising revenue was $113 million in 2014 compared to $28 million in 2013. The Company expects advertising revenue in 2015 to decrease compared to 2014 due to a cyclical decline in political advertising revenue.

Advertising revenue decreased in 2013 primarily due to a decline in political advertising ($28 million in 2013 compared to $114 million in 2012), partially offset by growth in non-political advertising revenue (primarily associated with ad rep agreements) and the benefit from two additional months of Insight revenue, which totaled $6 million.

Other.  Other revenue increased in 2014 primarily due to affiliate fees from the Residential Services segment as well as other distributors of the Lakers’ RSNs. Other revenue increased in 2013 primarily due to fees from the distribution of the Lakers’ RSNs to third parties, as well as the Residential Services segment.

Operating costs and expenses.  Operating costs and expenses increased in 2014 primarily related to SportsNet LA content costs and growth in costs associated with ad rep agreements. Operating costs and expenses increased in 2013 primarily related to growth in costs associated with the Lakers’ RSNs and ad rep agreements.

OIBDA.  OIBDA decreased in 2014 and 2013 due to an increase in operating costs and expenses, partially offset by higher revenue, as discussed above.

TIME WARNER CABLE INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS

OF OPERATIONS AND FINANCIAL CONDITION—(Continued)

Shared Functions.  Costs and expenses associated with the Company’s shared functions, which consist of operating costs associated with broad “corporate” functions (e.g., accounting and finance, information technology, executive management, legal and human resources) or functions supporting more than one reportable segment that are centrally managed (e.g., facilities, network operations, vehicles and procurement) as well as other activities not directly attributable to a reportable segment, for 2014, 2013 and 2012 were as follows (in millions):

	Year Ended December 31,			% Change
	2014	2013	2012	2014 vs. 2013	2013 vs. 2012
Operating costs and expenses(a)	$2,901	$2,892	$2,856	0.3%	1.3%
Merger-related and restructuring costs	225	119	115	89.1%	3.5%

Total costs and expenses	$3,126	$3,011	$2,971	3.8%	1.3%

(a) Amounts include total employee costs, as follows (in millions):

	Year Ended December 31,			% Change
	2014	2013	2012	2014 vs. 2013	2013 vs. 2012
Employee costs	$1,282	$1,356	$1,302	(5.5% )	4.1%

Operating costs and expenses.  Operating costs and expenses increased slightly in 2014 primarily due to increased maintenance expense, partially offset by lower costs as a result of operating efficiencies, including decreased headcount.

Operating costs and expenses increased in 2013 primarily related to increases in facilities costs and network operations employee costs, primarily due to increased headcount and higher compensation costs per employee, partially offset by lower procurement-related consulting costs. Shared functions employee costs for 2013 also included $10 million of executive severance costs.

Merger-related and restructuring costs.  During 2014, the Company incurred merger-related costs of $198 million, which primarily consisted of Comcast merger-related costs, including employee retention costs of $121 million and advisory and legal fees of $74 million. Merger-related costs in 2014 also included $3 million of costs incurred in connection with the DukeNet acquisition. During 2013, the Company incurred merger-related costs of $13 million in connection with the Insight and DukeNet acquisitions. During 2012, the Company incurred merger-related costs of $54 million, primarily associated with the Insight acquisition. The Company expects to incur additional merger-related costs in 2015.

The Company incurred restructuring costs of $27 million during 2014 compared to $106 million in 2013 and $61 million in 2012. These restructuring costs were primarily related to employee terminations and other exit costs. The Company expects to incur additional restructuring costs in 2015.

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

TWC’s unused committed financial capacity was $3.640 billion as of December 31, 2014, reflecting $707 million of cash and equivalents and $2.933 billion of available borrowing capacity under the Revolving Credit Facility.

Current Financial Condition

As of December 31, 2014, the Company had $23.718 billion of debt, $707 million of cash and equivalents (net debt of $23.011 billion, defined as total debt less cash and equivalents) and $8.013 billion of total TWC shareholders’ equity. As of December 31, 2013, the Company had $25.052 billion of debt, $525 million of cash and equivalents (net debt of $24.527 billion) and $6.943 billion of total TWC shareholders’ equity.

The following table shows the significant items contributing to the change in net debt from December 31, 2013 to December 31, 2014 (in millions):

Balance as of December 31, 2013	$24,527
Cash provided by operating activities	(6,350)
Capital expenditures	4,097
Dividends paid	857
Repurchases of common stock	259
Proceeds from exercise of stock options	(226)
Excess tax benefit from equity-based compensation	(141)
Impact of the change in exchange rates on foreign currency denominated debt(a)	(124)
All other, net	112

Balance as of December 31, 2014	$23,011

(a)

As discussed further in Note 11 to the accompanying consolidated financial statements, the Company has entered into cross-currency swaps to effectively convert its £1.275 billion aggregate principal amount of fixed-rate British pound sterling denominated debt, including annual interest payments and the payment of principal at maturity, to fixed-rate U.S. dollar denominated debt.

On February 2, 2015, TWC’s 3.5% senior notes due 2015 matured and all $500 million in aggregate principal amount was repaid.

On February 12, 2015, TWC’s Board of Directors (“TWC’s Board”) declared a quarterly cash dividend of $0.75 per share of TWC common stock, payable in cash on March 16, 2015 to stockholders of record at the close of business on February 27, 2015.

Cash Flows

Cash and equivalents increased $182 million in 2014 and decreased $2.779 billion and $1.873 billion in 2013 and 2012, respectively. Components of these changes are discussed below in more detail.

TIME WARNER CABLE INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS

OF OPERATIONS AND FINANCIAL CONDITION—(Continued)

Operating Activities

Details of cash provided by operating activities are as follows (in millions):

	Year Ended December 31,
	2014	2013	2012
Operating Income	$4,632	$4,580	$4,445
Depreciation	3,236	3,155	3,154
Amortization	135	126	110
Noncash equity-based compensation	182	128	130
Cash paid for interest, net(a)	(1,435)	(1,576)	(1,602)
Cash paid for income taxes, net(b)	(352)	(696)	(544)
Pension plan contributions	(5)	(6)	(289)
All other, net, including working capital changes	(43)	42	121

Cash provided by operating activities	$6,350	$5,753	$5,525

(a)	Amounts include interest income received (including amounts received under interest rate swap contracts) of $127 million, $164 million and $171 million in 2014, 2013 and 2012, respectively.
(b)	Amounts include cash refunds of income taxes of $14 million, $2 million and $10 million in 2014, 2013 and 2012, respectively.

Cash provided by operating activities increased from $5.753 billion in 2013 to $6.350 billion in 2014. This increase was primarily related to a decrease in cash paid for income taxes, net, growth in Operating Income (excluding depreciation and amortization) and a decrease in cash paid for interest, net.

Cash paid for income taxes, net, decreased during 2014 primarily as a result of certain capital expenditure-related deductions, including the tangible repair regulations (e.g., de minimus expensing) released in late 2013, which were partially offset by the continued reversal of bonus depreciation benefits recorded in prior years. On December 19, 2014, the Tax Increase Prevention Act of 2014 was enacted, extending bonus depreciation deductions of 50% of the cost of the Company’s qualified 2014 capital expenditures. The Company expects cash paid for income taxes, net, to increase in 2015 primarily as a result of the reversal of prior year bonus depreciation benefits, partially offset by benefits relating to the late enactment of 50% bonus depreciation in December of 2014.

Cash paid for interest, net, decreased during 2014 primarily as a result of the maturity of TWC’s 6.20% senior notes due July 2013 ($1.5 billion in aggregate principal amount), 8.25% senior notes due February 2014 ($750 million in aggregate principal amount) and 7.50% senior notes due April 2014 ($1.0 billion in aggregate principal amount).

The Company made no cash contributions to its qualified defined benefit pension plans (the “qualified pension plans”) and contributed $5 million to its nonqualified defined benefit pension plan (the “nonqualified pension plan” and, together with the qualified pension plans, the “pension plans”) during 2014. As of December 31, 2014, the pension plans were underfunded by $100 million. The Company may make discretionary cash contributions to the qualified pension plans in 2015. Such contributions will be dependent on a variety of factors, including current and expected interest rates, asset performance, the funded status of the qualified pension plans and management’s judgment. For the nonqualified pension plan, the Company will continue to make contributions in 2015 to the extent benefits are paid. See Note 14 to the accompanying consolidated financial statements for additional discussion of the pension plans.

Cash provided by operating activities increased from $5.525 billion in 2012 to $5.753 billion in 2013. This increase was primarily related to an increase in Operating Income and decreases in pension plan contributions and cash paid for interest, net, partially offset by an increase in cash paid for income taxes, net, and a change in working capital

TIME WARNER CABLE INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS

OF OPERATIONS AND FINANCIAL CONDITION—(Continued)

requirements. Cash paid for income taxes, net, for 2013 was impacted by the extension of 2012 bonus depreciation deductions of 50% of the cost of the Company’s qualified capital expenditures for 2013, which largely offset the Company’s increase in cash paid for income taxes, net, in 2013 from the reversal of bonus depreciation benefits recorded in prior years. Cash paid for income taxes, net, in 2012 benefited from a number of deductions (primarily (i) the usage of Insight’s net operating loss carryforwards, (ii) other Insight-related items, (iii) a taxable loss on the sale of the Clearwire investment and (iv) a tax deduction related to reserves from the formation of an insurance subsidiary in connection with a 2012 internal reorganization, partially offset by the fourth-quarter 2012 income tax payments on the gain on the sale of SpectrumCo’s licenses) that did not recur in 2013 and, as a result, the Company’s cash paid for income taxes, net, increased in 2013 compared to 2012.

Investing Activities

Details of cash used by investing activities are as follows (in millions):

	Year Ended December 31,
	2014	2013	2012
Capital expenditures	$(4,097)	$(3,198)	$(3,095)
Business acquisitions, net of cash acquired:
DukeNet acquisition	—	(423)	—
Insight acquisition	—	—	(1,339)
All other	—	—	(1)
Purchases of investments:
Short-term investments in U.S. Treasury securities	—	(575)	(150)
Loan to Sterling Entertainment Enterprises, LLC	—	—	(40)
All other	(2)	(13)	(17)
Return of capital from investees:
SpectrumCo(a)	—	7	1,112
Sterling Entertainment Enterprises, LLC(b)	—	—	88
All other	—	2	—
Proceeds from sale, maturity and collection of investments:
Maturity of short-term investments in U.S. Treasury securities	—	725	—
Proceeds from sale of investment in Clearwire	—	—	64
Repayment of loan to Sterling Entertainment Enterprises, LLC	—	—	40
All other	19	1	—
Acquisition of intangible assets	(39)	(40)	(37)
Other investing activities	27	38	30

Cash used by investing activities	$(4,092)	$(3,476)	$(3,345)

(a)	2012 amount represents the proceeds from SpectrumCo’s sale of advanced wireless spectrum licenses.
(b)	Amount represents distributions received from Sterling Entertainment Enterprises, LLC (doing business as SportsNet New York), an equity-method investee.

Cash used by investing activities increased from $3.476 billion in 2013 to $4.092 billion in 2014, principally due to an increase in capital expenditures and the 2013 maturities of short-term investments in U.S. Treasury securities (net of purchases), partially offset by a decrease in business acquisitions, net of cash acquired. The increase in capital expenditures was primarily due to the Company’s investments to improve network reliability, upgrade older customer premise equipment and expand its network to additional residences, commercial buildings and cell towers.

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

Capital expenditures by major category were as follows (in millions):

	Year Ended December 31,
	2014	2013	2012
Customer premise equipment(a)	$1,565	$1,109	$1,143
Scalable infrastructure(b)	1,004	740	748
Line extensions(c)	695	602	428
Upgrades/rebuilds(d)	149	114	101
Support capital(e)	684	633	675

Total capital expenditures	$4,097	$3,198	$3,095

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

(e)

Amounts represent all other capital purchases required to run day-to-day operations. These costs typically include vehicles, land and buildings, computer hardware/software, office equipment, furniture and fixtures, tools and test equipment. Amounts include capitalized software costs of $323 million, $335 million and $296 million in 2014, 2013 and 2012, respectively.

TIME WARNER CABLE INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS

OF OPERATIONS AND FINANCIAL CONDITION—(Continued)

Financing Activities

Details of cash used by financing activities are as follows (in millions):

	Year Ended December 31,
	2014	2013	2012
Short-term borrowings, net	$507	$—	$—
Proceeds from issuance of long-term debt	—	—	2,258
Repayments of long-term debt	(1,750)	(1,500)	(2,100)
Repayments of long-term debt assumed in acquisitions	—	(138)	(1,730)
Debt issuance costs	—	—	(26)
Redemption of mandatorily redeemable preferred equity	—	(300)	—
Dividends paid	(857)	(758)	(700)
Repurchases of common stock	(259)	(2,509)	(1,850)
Proceeds from exercise of stock options	226	138	140
Excess tax benefit from equity-based compensation	141	93	81
Taxes paid in cash in lieu of shares issued for equity-based compensation	(76)	(68)	(45)
Acquisition of noncontrolling interest(a)	—	—	(32)
Other financing activities	(8)	(14)	(49)

Cash used by financing activities	$(2,076)	$(5,056)	$(4,053)

(a)	During the fourth quarter of 2012, TWC acquired the remaining 45.81% noncontrolling interest in Erie Telecommunications, Inc. (“Erie”) for $32 million and, as a result, TWC owns 100% of Erie.

Cash used by financing activities was $2.076 billion in 2014 compared to $5.056 billion in 2013 and $4.053 billion in 2012.

Cash used by financing activities in 2014 primarily consisted of repayments of TWC’s 8.25% senior notes due February 2014 ($750 million in aggregate principal amount) and 7.50% senior notes due April 2014 ($1.0 billion in aggregate principal amount), the payment of quarterly cash dividends and repurchases of TWC common stock (prior to the suspension of the Stock Repurchase Program in connection with the announcement of the Comcast merger), partially offset by borrowings under the Company’s commercial paper program.

Cash used by financing activities in 2013 primarily consisted of repurchases of TWC common stock, the repayment of TWC’s 6.20% senior notes due July 2013, the payment of quarterly cash dividends, the redemption of the mandatorily redeemable non-voting Series A Preferred Equity Membership Units (the “TW NY Cable Preferred Membership Units”) issued by a former subsidiary of TWC, Time Warner NY Cable LLC (“TW NY Cable”), and the repayment of DukeNet’s long-term debt.

Cash used by financing activities in 2012 primarily consisted of the repayments of Time Warner Entertainment Company, L.P.’s (a former subsidiary of TWC) 10.15% senior notes due May 2012 ($250 million in aggregate principal amount), TWC’s 5.40% senior notes due July 2012 ($1.5 billion in aggregate principal amount) and Time Warner Cable Enterprises LLC’s (“TWCE”) 8.875% senior notes due October 2012 ($350 million in aggregate principal amount), the repayment of Insight’s senior credit facility and senior notes, repurchases of TWC common stock and the payment of quarterly cash dividends, partially offset by the net proceeds of public debt issuances in June and August 2012.

TIME WARNER CABLE INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS

OF OPERATIONS AND FINANCIAL CONDITION—(Continued)

Outstanding Debt and Available Financial Capacity

Debt as of December 31, 2014 and 2013 was as follows:

		Interest Rate		Outstanding Balance as of December 31,
	Maturity			2014	2013
				(in millions)
TWC notes and debentures(a)	2015-2042	5.762%	(b)	$21,065	$22,938
TWCE debentures(c)	2023-2033	7.901%	(b)	2,061	2,065
Revolving credit facility(d)	2017			—	—
Commercial paper program(d)	2017	0.437%	(b)	507	—
Capital leases	2016-2042			85	49

Total debt(e)				$23,718	$25,052

(a)

Outstanding balance amounts of the TWC notes and debentures as of December 31, 2014 and 2013 each include £1.267 billion of senior unsecured notes valued at $1.973 billion and $2.098 billion, respectively, using the exchange rates at each date.

(b)	Rate represents a weighted-average effective interest rate as of December 31, 2014 and, for the TWC notes and debentures, includes the effects of interest rate swaps and cross-currency swaps.
(c)

Outstanding balance amounts of the TWCE debentures as of December 31, 2014 and 2013 include an unamortized fair value adjustment of $61 million and $65 million, respectively, primarily consisting of the fair value adjustment recognized as a result of the 2001 merger of America Online, Inc. (now known as AOL Inc.) and Time Warner Inc. (now known as Historic TW Inc.).

(d)

As of December 31, 2014, the Company had $2.933 billion of available borrowing capacity under the Revolving Credit Facility (which reflects a reduction of $60 million for outstanding letters of credit backed by the Revolving Credit Facility).

(e)	Outstanding balance amounts of total debt as of December 31, 2014 and 2013 include current maturities of $1.017 billion and $1.767 billion, respectively.

See Note 9 for further details regarding the Company’s outstanding debt and other financing arrangements, including certain information about maturities, covenants and rating triggers related to such debt and financing arrangements. As of December 31, 2014, TWC was in compliance with the leverage ratio covenant of the Revolving Credit Facility, with a ratio of consolidated total debt as of December 31, 2014 to consolidated EBITDA for 2014 of approximately 2.8 times. In accordance with the Revolving Credit Facility agreement, consolidated total debt as of December 31, 2014 was calculated as (a) total debt per the accompanying consolidated balance sheet less the TWCE unamortized fair value adjustment (discussed above) and the fair value of debt subject to interest rate swaps, less (b) total cash per the accompanying consolidated balance sheet in excess of $25 million. In accordance with the Revolving Credit Facility agreement, consolidated EBITDA for 2014 was calculated as Operating Income plus depreciation, amortization and equity-based compensation expense.

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

TIME WARNER CABLE INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS

OF OPERATIONS AND FINANCIAL CONDITION—(Continued)

The following table summarizes the Company’s aggregate contractual obligations outstanding as of December 31, 2014, and the estimated timing and effect that such obligations are expected to have on the Company’s liquidity and cash flows in future periods (in millions):

	2015	2016-2017	2018-2019	Thereafter	Total
Programming and content purchases(a)	$5,221	$8,959	$5,890	$11,636	$31,706
Outstanding debt obligations(b)	1,016	2,011	5,257	15,496	23,780
Interest(c)	1,472	2,867	2,418	13,668	20,425
Operating leases(d)	162	283	192	293	930
Other(e)	391	346	104	426	1,267

Total	$8,262	$14,466	$13,861	$41,519	$78,108

(a)

Programming and content purchases represent contracts that the Company has with cable television networks and broadcast stations to provide programming services to its subscribers. The amounts included above represent estimates of the future programming costs for these contract requirements and commitments based on subscriber numbers and tier placement as of December 31, 2014 applied to the per-subscriber rates contained in these contracts. Actual amounts due under such contracts may differ from the amounts above based on the actual subscriber numbers and tier placements. These amounts also include programming rights negotiated directly with content owners for distribution on TWC-owned channels or networks and commitments related to TWC’s role as an advertising and distribution sales agent for third party-owned channels or networks.

(b)

Outstanding debt obligations represent principal amounts due on outstanding debt obligations as of December 31, 2014. Amounts do not include any fair value adjustments, bond premiums, discounts, interest rate derivatives or interest payments.

(c)

Amounts are based on the outstanding debt balances, respective interest rates and maturity schedule of the respective instruments as of December 31, 2014. Interest ultimately paid on these obligations may differ based on any potential future refinancings entered into by the Company. See Note 9 to the accompanying consolidated financial statements for further details.

(d)	The Company has lease obligations under various operating leases including minimum lease obligations for real estate and operating equipment.
(e)

Other represents various other contractual obligations, including amounts associated with data processing services, high-speed data connectivity, fiber-related and TWC Media obligations. Amounts do not include the Company’s reserve for uncertain tax positions and related accrued interest and penalties, which as of December 31, 2014 totaled $132 million, as the specific timing of any cash payments relating to this obligation cannot be projected with reasonable certainty.

The Company’s total rent expense was $298 million, $257 million and $237 million in 2014, 2013 and 2012, respectively. Included within these amounts are pole attachment rental fees of $79 million, $70 million and $77 million in 2014, 2013 and 2012, respectively.

Minimum pension funding requirements have not been presented in the table above as such amounts have not been determined beyond 2014. The Company made no cash contributions to the qualified pension plans in 2014; however, the Company may make discretionary cash contributions to the qualified pension plans in 2015. For the nonqualified pension plan, the Company contributed $5 million during 2014 and will continue to make contributions in 2015 to the extent benefits are paid.

Contingent Commitments

TWC has cable franchise agreements containing provisions requiring the construction of cable plant and the provision of services to customers within the franchise areas. In connection with these obligations under existing franchise agreements, TWC obtains surety bonds or letters of credit guaranteeing performance to municipalities and public utilities and payment of insurance premiums. Such surety bonds and letters of credit totaled $373 million as of both December 31, 2014 and December 31, 2013. Payments under these arrangements are required only in the event of nonperformance. TWC does not expect that these contingent commitments will result in any amounts being paid in the foreseeable future.

TIME WARNER CABLE INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS

OF OPERATIONS AND FINANCIAL CONDITION—(Continued)

MARKET RISK MANAGEMENT

Market risk is the potential gain/loss arising from changes in market rates and prices, such as interest rates.

Interest Rate Risk

Fixed-rate Debt

As of December 31, 2014, TWC had fixed-rate debt with an outstanding balance of $23.052 billion and an estimated fair value of $27.842 billion. As discussed below, TWC has entered into interest rate swaps to effectively convert a portion of its fixed-rate debt to variable-rate debt. Based on TWC’s fixed-rate debt obligations outstanding at December 31, 2014, a 25 basis point increase or decrease in the level of interest rates would, respectively, decrease or increase the fair value of the fixed-rate debt by approximately $608 million (excluding the impact of such rate changes on the fair value of the interest rate swaps). Such potential increases or decreases are based on certain simplifying assumptions, including a constant level of fixed-rate debt and an immediate, across-the-board increase or decrease in the level of interest rates with no other subsequent changes for the remainder of the period.

Variable-rate Debt

As of December 31, 2014, TWC had an outstanding balance of variable-rate debt of $507 million. Based on TWC’s variable-rate debt obligations outstanding as of December 31, 2014, each 25 basis point increase or decrease in the level of interest rates would, respectively, increase or decrease TWC’s annual interest expense by approximately $1 million. Such potential increases or decreases are based on certain simplifying assumptions, including a constant level of variable-rate debt for all maturities and an immediate, across-the-board increase or decrease in the level of interest rates with no other subsequent changes for the remainder of the period.

Additionally, as discussed below, TWC has entered into interest rate swaps to effectively convert a portion of its fixed-rate debt to variable-rate debt.

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

The following table summarizes the terms of the Company’s existing fixed to variable interest rate swaps as of December 31, 2014:

Maturities	2015-2019
Notional amount (in millions)	$6,100
Weighted-average pay rate (variable based on LIBOR plus variable margins)	4.78%
Weighted-average receive rate (fixed)	6.58%

The notional amounts of interest rate instruments, as presented in the above table, are used to measure interest to be paid or received and do not represent the amount of exposure to credit loss. Interest rate swaps represent an integral part of the Company’s interest rate risk management program and resulted in a decrease in interest expense, net, of $116 million in 2014.

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

Fair Value Estimates

Derivative Financial Instruments

Derivative financial instruments are used to manage the risks associated with fluctuations in interest rates and foreign currency exchange rates and are recognized in the consolidated balance sheet as either assets or liabilities at fair value. As discussed further in Note 11 to the accompanying consolidated financial statements, changes in the fair value of a derivative financial instrument designated as a fair value hedge (e.g., the Company’s interest rate swaps) are recognized in earnings in the period of change together with the offsetting loss or gain on the hedged item attributable to the risk being hedged. For a derivative financial instrument designated as a cash flow hedge (e.g., the Company’s cross-currency swaps), the effective portion of the gain or loss on the derivative financial instrument is initially reported in equity as a component of accumulated other comprehensive income (loss), net, and subsequently reclassified into earnings when the hedged item (e.g., a forecasted transaction denominated in a foreign currency) affects earnings. The ineffective portion of the gain or loss is reported in earnings immediately.

The fair value of interest rate swaps is determined using a discounted cash flow (“DCF”) analysis based on the terms of the contract. This valuation requires estimates of future interest rates and judgments about the future credit worthiness of the Company and each counterparty over the terms of the contracts. Similarly, the fair value of cross-currency swaps is determined using a DCF analysis based on the terms of the contracts. This valuation requires estimates of future interest rates, forward exchange rates and judgments about the future credit worthiness of the Company and each counterparty over the terms of the contracts.

TIME WARNER CABLE INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS

OF OPERATIONS AND FINANCIAL CONDITION—(Continued)

Indefinite-lived Intangible Assets and Goodwill

At least annually, separate tests are performed to determine if the Company’s indefinite-lived intangible assets (primarily cable franchise rights) and goodwill are impaired. Under the accounting rules, a qualitative assessment may be performed to determine if an impairment is more likely than not to have occurred. If an impairment is more likely than not to have occurred, then a quantitative assessment is required, which may or may not result in an impairment charge. The determination of whether an impairment is more likely than not to have occurred requires significant judgment regarding potential changes in valuation inputs and includes a review of the Company’s most recent projections, analysis of operating results versus the prior year and budget, changes in market values, changes in discount rates and changes in terminal growth rate assumptions. As discussed further in Note 8 to the accompanying consolidated financial statements, as of the Company’s July 1, 2014 annual testing date and based on its qualitative assessment, the Company determined that it was not more likely than not that its cable franchise rights and goodwill were impaired and, therefore, the Company did not perform a quantitative assessment as part of its annual impairment testing.

Income Taxes

From time to time, transactions occur in which the tax consequences may be subject to uncertainty. Significant judgment is required in assessing and estimating the tax consequences of these transactions. Income tax returns are prepared and filed based on interpretation of tax laws and regulations. In the normal course of business, income tax returns are subject to examination by various taxing authorities. Such examinations may result in future tax, interest and penalty assessments by these taxing authorities. In determining the income tax provision for financial reporting purposes, a reserve for uncertain income tax positions is established unless it is determined that such positions are more likely than not to be sustained upon examination, based on their technical merits. There is considerable judgment involved in determining whether positions taken on the income tax return are more likely than not to be sustained.

Income tax reserve estimates are adjusted periodically because of ongoing examinations by, and settlements with, the various taxing authorities, as well as changes in tax laws, regulations and interpretations. The consolidated income tax provision for any given year includes adjustments to prior year income tax accruals that are considered appropriate and any related estimated interest. When applicable, interest and penalties are recognized on uncertain income tax positions as part of the income tax provision. Refer to Note 16 to the accompanying consolidated financial statements for further details.

Legal Contingencies

The Company is subject to legal, regulatory and other proceedings and claims that arise in the ordinary course of business. An estimated liability is recorded for those proceedings and claims arising in the ordinary course of business when the loss from such proceedings and claims becomes probable and reasonably estimable. Outstanding claims are reviewed with internal and external counsel to assess the probability and the estimates of loss, including the possible range of an estimated loss. The risk of loss is reassessed as new information becomes available and liabilities are adjusted as appropriate. The actual cost of resolving a claim may be substantially different from the amount of the liability recorded. Differences between the estimated and actual amounts determined upon ultimate resolution, individually or in the aggregate, are not expected to have a material adverse effect on the consolidated financial position but could possibly be material to the consolidated results of operations or cash flows for any one period.

Pension Plans

TWC sponsors two qualified defined benefit pension plans that provide pension benefits to a majority of the Company’s employees. TWC also provides a nonqualified defined benefit pension plan for certain employees. Pension benefits are based on formulas that reflect the employees’ years of service and compensation during their employment

TIME WARNER CABLE INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS

OF OPERATIONS AND FINANCIAL CONDITION—(Continued)

period. The Company recognized pension expense associated with these plans of $81 million, $205 million and $183 million in 2014, 2013 and 2012, respectively. Pension expense is determined using certain assumptions, including the expected long-term rate of return on plan assets, discount rate and expected rate of compensation increases. TWC uses a December 31 measurement date for its pension plans. See Notes 3 and 14 to the accompanying consolidated financial statements for additional discussion. The determination of these assumptions is discussed in more detail below.

The Company used a discount rate of 5.27% to compute 2014 pension expense, which was determined by the matching of plan liability cash flows to a portfolio of bonds individually selected from a large population of high-quality corporate bonds. A decrease in the discount rate of 25 basis points, from 5.27% to 5.02% while holding all other assumptions constant, would have resulted in an increase in the Company’s pension expense of approximately $15 million in 2014.

The Company’s expected long-term rate of return on plan assets used to compute 2014 pension expense was 7.50%. In developing the expected long-term rate of return on assets, the Company considered the pension portfolio’s composition, past average rate of earnings, discussions with portfolio managers and the Company’s asset allocation targets. A decrease in the expected long-term rate of return of 25 basis points, from 7.50% to 7.25%, while holding all other assumptions constant, would have resulted in an increase in the Company’s pension expense of approximately $8 million in 2014.

The Company used an estimated rate of future compensation increases of 4.75% to compute 2014 pension expense. A decrease in the rate of 25 basis points, from 4.75% to 4.50%, while holding all other assumptions constant, would have resulted in a decrease in the Company’s pension expense of approximately $6 million in 2014.

Programming Agreements

The Company exercises significant judgment in estimating programming expense associated with certain video programming contracts. The Company’s policy is to record programming costs based on the contractual agreements with programming vendors, which are generally multi-year agreements under which payments are made to programming vendors at agreed upon rates based on the number of subscribers to which programming services are provided. If a programming contract expires prior to the entry into a new agreement and the service continues to be distributed, programming costs are estimated during contract negotiations considering previous contractual rates, inflation and the status of the negotiations. When the programming contract terms are finalized, an adjustment to programming expense is recorded, if necessary, to reflect the terms of the new contract. Estimates are also made in the recognition of programming expense related to other items, such as the accounting for free periods and credits from service interruptions, as well as the allocation of consideration exchanged between the parties in multiple-element transactions. Additionally, judgments are also required when multiple services are purchased from the same programming vendor. In these scenarios, the total consideration provided to the programming vendor is allocated to the various services received based upon their respective estimated fair values. Because multiple services from the same programming vendor may be received over different contractual periods and may have different contractual rates, the allocation of consideration to the individual services may have an impact on the timing of expense recognition.

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

TIME WARNER CABLE INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS

OF OPERATIONS AND FINANCIAL CONDITION—(Continued)

Property, Plant and Equipment

TWC incurs expenditures associated with the construction of its cable systems. Costs associated with the construction of transmission and distribution facilities are capitalized. With respect to customer premise equipment, which includes set-top boxes and high-speed data and telephone modems, installation costs are capitalized only upon the initial deployment of these assets. All costs incurred in subsequent disconnects and reconnects of previously installed customer premise equipment are expensed as incurred. Standard capitalization rates are used to capitalize installation activities. Significant judgment is involved in the development of these capitalization standards, including the average time required to perform an installation and the determination of the nature and amount of indirect costs to be capitalized. The capitalization standards are reviewed at least annually and adjusted, if necessary, based on comparisons to actual costs incurred.

Generally, expenditures for tangible fixed assets having a useful life of greater than one year are capitalized. Capitalized costs include direct material, labor and overhead, as well as interest. The costs associated with the repair and maintenance of existing tangible fixed assets are expensed as incurred. Depreciation on these assets is provided using the straight-line method over their estimated useful lives, which are discussed further in Note 3 to the accompanying consolidated financial statements. Significant judgment is involved in the determination of the useful lives of these assets and is based upon an analysis of several factors, such as the physical attributes of the asset, as well as an assessment of the asset’s exposure to future technological obsolescence.

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

The Company operates in a highly competitive, consumer and technology driven and rapidly changing business that is affected by government regulation and economic, strategic, political and social conditions. Various factors could adversely affect the operations, business or financial results of TWC in the future and cause TWC’s actual results to differ materially from those contained in the forward-looking statements, including those factors discussed in detail in Item 1A, “Risk Factors,” in Part I of this report, and in TWC’s other filings made from time to time with the Securities and Exchange Commission after the date of this report. In addition, important factors that could cause the Company’s actual results to differ materially from those in its forward-looking statements include:

•

increased competition from video, high-speed data, networking and voice providers, particularly direct broadcast satellite operators, telecommunications carriers, companies that deliver programming over broadband Internet connections, and wireless broadband and phone providers;

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

•	increased difficulty negotiating programming and retransmission agreements on favorable terms, resulting in increased costs to the Company and/or the loss of popular programming; and

•	changes or delays in, or impediments to executing on, the Company’s plans, initiatives and strategies, including the proposed Comcast merger.

Any forward-looking statements made by the Company in this document speak only as of the date on which they are made. The Company is under no obligation to, and expressly disclaims any obligation to, update or alter its forward-looking statements whether as a result of changes in circumstances, new information, subsequent events or otherwise.

TIME WARNER CABLE INC.

CONSOLIDATED BALANCE SHEET

	December 31,
	2014	2013
	(in millions)
ASSETS
Current assets:
Cash and equivalents	$707	$525
Receivables, less allowances of $109 million and $77 million as of December 31, 2014 and 2013, respectively	949	954
Deferred income tax assets	269	334
Other current assets	391	331

Total current assets	2,316	2,144
Investments	64	56
Property, plant and equipment, net	15,990	15,056
Intangible assets subject to amortization, net	523	552
Intangible assets not subject to amortization	26,012	26,012
Goodwill	3,137	3,196
Other assets	459	1,257

Total assets	$48,501	$48,273

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$567	$565
Deferred revenue and subscriber-related liabilities	198	188
Accrued programming and content expense	902	869
Current maturities of long-term debt	1,017	1,767
Other current liabilities	1,813	1,837

Total current liabilities	4,497	5,226
Long-term debt	22,701	23,285
Deferred income tax liabilities, net	12,560	12,098
Other liabilities	726	717
Commitments and contingencies (Note 18)
TWC shareholders’ equity:
Common stock, $0.01 par value, 280.8 million and 277.9 million shares issued and outstanding as of December 31, 2014 and 2013, respectively	3	3
Additional paid-in capital	7,172	6,951
Retained earnings (accumulated deficit)	1,162	(55)
Accumulated other comprehensive income (loss), net	(324)	44

Total TWC shareholders’ equity	8,013	6,943
Noncontrolling interests	4	4

Total equity	8,017	6,947

Total liabilities and equity	$48,501	$48,273

See accompanying notes.

TIME WARNER CABLE INC.

CONSOLIDATED STATEMENT OF OPERATIONS

	Year Ended December 31,
	2014	2013	2012
	(in millions, except per share data)
Revenue	$22,812	$22,120	$21,386
Costs and expenses:
Programming and content	5,294	4,950	4,703
Sales and marketing	2,192	2,048	1,816
Technical operations	1,530	1,500	1,434
Customer care	839	766	741
Other operating	4,729	4,876	4,868
Depreciation	3,236	3,155	3,154
Amortization	135	126	110
Merger-related and restructuring costs	225	119	115

Total costs and expenses	18,180	17,540	16,941

Operating Income	4,632	4,580	4,445
Interest expense, net	(1,419)	(1,552)	(1,606)
Other income, net	35	11	497

Income before income taxes	3,248	3,039	3,336
Income tax provision	(1,217)	(1,085)	(1,177)

Net income	2,031	1,954	2,159
Less: Net income attributable to noncontrolling interests	—	—	(4)

Net income attributable to TWC shareholders	$2,031	$1,954	$2,155

Net income per common share attributable to TWC common shareholders:
Basic	$7.21	$6.76	$6.97

Diluted	$7.17	$6.70	$6.90

Weighted-average common shares outstanding:
Basic	279.3	287.6	307.8

Diluted	283.0	291.7	312.4

Cash dividends declared per share of common stock	$3.00	$2.60	$2.24

See accompanying notes.

TIME WARNER CABLE INC.

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

	Year Ended December 31,
	2014	2013	2012
	(in millions)
Net income	$2,031	$1,954	$2,159
Change in accumulated unrealized losses on pension benefit obligation, net of income tax benefit (provision) of $230 million in 2014, $(377) million in 2013 and $100 million in 2012	(369)	604	(167)
Change in accumulated deferred gains (losses) on cash flow hedges, net of income tax provision of $1 million in 2014, $66 million in 2013 and $40 million in 2012	1	104	63
Other changes	—	(1)	—

Other comprehensive income (loss)	(368)	707	(104)

Comprehensive income	1,663	2,661	2,055
Less: Comprehensive income attributable to noncontrolling interests	—	—	(4)

Comprehensive income attributable to TWC shareholders	$1,663	$2,661	$2,051

See accompanying notes.

TIME WARNER CABLE INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

	Year Ended December 31,
	2014	2013	2012
	(in millions)
OPERATING ACTIVITIES
Net income	$2,031	$1,954	$2,159
Adjustments for noncash and nonoperating items:
Depreciation	3,236	3,155	3,154
Amortization	135	126	110
Income from equity-method investments, net of cash distributions	(13)	—	(426)
Pretax gain on sale of investment in Clearwire Corporation	—	—	(64)
Deferred income taxes	756	363	562
Equity-based compensation expense	182	128	130
Excess tax benefit from equity-based compensation	(141)	(93)	(81)
Changes in operating assets and liabilities, net of acquisitions and dispositions:
Receivables	11	(23)	(63)
Accounts payable and other liabilities	82	157	(26)
Other changes	71	(14)	70

Cash provided by operating activities	6,350	5,753	5,525

INVESTING ACTIVITIES
Capital expenditures	(4,097)	(3,198)	(3,095)
Business acquisitions, net of cash acquired	—	(423)	(1,340)
Purchases of investments	(2)	(588)	(207)
Return of capital from investees	—	9	1,200
Proceeds from sale, maturity and collection of investments	19	726	104
Acquisition of intangible assets	(39)	(40)	(37)
Other investing activities	27	38	30

Cash used by investing activities	(4,092)	(3,476)	(3,345)

FINANCING ACTIVITIES
Short-term borrowings, net	507	—	—
Proceeds from issuance of long-term debt	—	—	2,258
Repayments of long-term debt	(1,750)	(1,500)	(2,100)
Repayments of long-term debt assumed in acquisitions	—	(138)	(1,730)
Debt issuance costs	—	—	(26)
Redemption of mandatorily redeemable preferred equity	—	(300)	—
Dividends paid	(857)	(758)	(700)
Repurchases of common stock	(259)	(2,509)	(1,850)
Proceeds from exercise of stock options	226	138	140
Excess tax benefit from equity-based compensation	141	93	81
Taxes paid in cash in lieu of shares issued for equity-based compensation	(76)	(68)	(45)
Acquisition of noncontrolling interest	—	—	(32)
Other financing activities	(8)	(14)	(49)

Cash used by financing activities	(2,076)	(5,056)	(4,053)

Increase (decrease) in cash and equivalents	182	(2,779)	(1,873)
Cash and equivalents at beginning of year	525	3,304	5,177

Cash and equivalents at end of year	$707	$525	$3,304

See accompanying notes.

TIME WARNER CABLE INC.

CONSOLIDATED STATEMENT OF EQUITY

	Common Stock	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss), Net	Non- controlling Interests	Total Equity
	(in millions)
Balance as of December 31, 2011	$3	$8,018	$68	$(559)	$7	$7,537
Net income	—	—	2,155	—	4	2,159
Other comprehensive loss	—	—	—	(104)	—	(104)
Cash dividends declared ($2.24 per common share)	—	(143)	(557)	—	—	(700)
Repurchase and retirement of common stock	—	(562)	(1,303)	—	—	(1,865)
Equity-based compensation expense	—	130	—	—	—	130
Excess tax benefit realized from equity-based compensation	—	62	—	—	—	62
Shares issued upon exercise of stock options	—	140	—	—	—	140
Taxes paid in lieu of shares issued for equity-based compensation	—	(45)	—	—	—	(45)
Acquisition of noncontrolling interest	—	(27)	—	—	(5)	(32)
Other changes	—	3	—	—	(2)	1

Balance as of December 31, 2012	3	7,576	363	(663)	4	7,283
Net income	—	—	1,954	—	—	1,954
Other comprehensive income	—	—	—	707	—	707
Cash dividends declared ($2.60 per common share)	—	(305)	(453)	—	—	(758)
Repurchase and retirement of common stock	—	(608)	(1,918)	—	—	(2,526)
Equity-based compensation expense	—	128	—	—	—	128
Excess tax benefit realized from equity-based compensation	—	92	—	—	—	92
Shares issued upon exercise of stock options	—	138	—	—	—	138
Taxes paid in lieu of shares issued for equity-based compensation	—	(68)	—	—	—	(68)
Other changes	—	(2)	(1)	—	—	(3)

Balance as of December 31, 2013	3	6,951	(55)	44	4	6,947
Net income	—	—	2,031	—	—	2,031
Other comprehensive loss	—	—	—	(368)	—	(368)
Cash dividends declared ($3.00 per common share)	—	(213)	(644)	—	—	(857)
Repurchase and retirement of common stock	—	(39)	(169)	—	—	(208)
Equity-based compensation expense	—	182	—	—	—	182
Excess tax benefit realized from equity-based compensation	—	141	—	—	—	141
Shares issued upon exercise of stock options	—	226	—	—	—	226
Taxes paid in lieu of shares issued for equity-based compensation	—	(76)	—	—	—	(76)
Other changes	—	—	(1)	—	—	(1)

Balance as of December 31, 2014	$3	$7,172	$1,162	$(324)	$4	$8,017

See accompanying notes.

TIME WARNER CABLE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

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

On February 12, 2014, the Company entered into an Agreement and Plan of Merger with Comcast Corporation (“Comcast”) whereby the Company agreed to merge with and into a 100% owned subsidiary of Comcast. Refer to Note 4 for further details regarding the merger with Comcast.

On April 25, 2014, Comcast entered into a binding agreement with Charter Communications, Inc. (“Charter”), which contemplates three transactions: (1) a contribution, spin-off and merger transaction, (2) an asset exchange and (3) a sale of assets, all of which are subject to a number of conditions. Refer to Note 4 for further details regarding Comcast’s transactions with Charter.

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

Accounts Receivable

Accounts receivable are recorded at net realizable value. An allowance for doubtful accounts is maintained, which is determined after considering past collection experience, aging of accounts receivable, general economic factors and other considerations. Accounts receivable are written off when it is determined that the balance owed will not be collected, based on the age of the receivable and other considerations. Changes in the allowance for doubtful accounts from January 1 through December 31 are presented below (in millions):

	2014	2013	2012
Balance at beginning of year	$77	$65	$62
Provision for bad debts(a)	275	249	224
Write-offs, net of recoveries	(243)	(237)	(221)

Balance at end of year	$109	$77	$65

(a)	Provision for bad debts includes amounts charged to expense associated with the allowance for doubtful accounts and excludes collection expenses and the benefit from late fees billed to subscribers.

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

TIME WARNER CABLE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Property, Plant and Equipment

Property, plant and equipment are stated at cost, and depreciation on these assets is provided using the straight-line method over their estimated useful lives. Costs associated with the construction of transmission and distribution facilities are capitalized. With respect to customer premise equipment, which includes set-top boxes and high-speed data and telephone modems, installation costs are capitalized only upon the initial deployment of these assets. All costs incurred in subsequent disconnects and reconnects of previously installed customer premise equipment are expensed as incurred. Standard capitalization rates are used to capitalize installation activities. Significant judgment is involved in the development of these capitalization standards, including the average time required to perform an installation and the determination of the nature and amount of indirect costs to be capitalized. The capitalization standards are reviewed at least annually and adjusted, if necessary, based on comparisons to actual costs incurred. Generally, expenditures for tangible fixed assets having a useful life of greater than one year are capitalized. Capitalized costs include direct material, labor and overhead, as well as interest. The costs associated with the repair and maintenance of existing tangible fixed assets are expensed as incurred.

Property, plant and equipment and related accumulated depreciation as of December 31, 2014 and 2013 consisted of the following:

	December 31,		Estimated Useful Lives
	2014	2013
	(in millions)		(in years)
Land, buildings and improvements(a)	$2,038	$1,851	1-20
Distribution systems(b)	24,951	23,119	3-25
Converters and modems	6,141	5,687	3-5
Capitalized software costs(c)	2,572	2,252	3-5
Vehicles and other equipment	2,374	2,286	3-10
Construction in progress	476	424

Property, plant and equipment, gross	38,552	35,619
Accumulated depreciation	(22,562)	(20,563)

Property, plant and equipment, net	$15,990	$15,056

(a)

Land, buildings and improvements includes $173 million related to land as of December 31, 2014 and 2013, which is not depreciated. The weighted-average useful life for buildings and improvements is approximately 17.59 years.

(b)	The weighted-average useful life for distribution systems is approximately 13.13 years.
(c)

Capitalized software costs reflect certain costs incurred for the development of internal use software, including costs associated with coding, software configuration, upgrades and enhancements. These costs, net of accumulated depreciation, totaled $803 million and $801 million as of December 31, 2014 and 2013, respectively. Depreciation of capitalized software costs was $317 million in 2014, $270 million in 2013 and $237 million in 2012.

Intangible Assets and Goodwill

Finite-lived intangible assets consist primarily of customer relationships, cable franchise renewals and access rights. Acquired customer relationships are capitalized and amortized over their estimated useful lives and costs to negotiate and renew cable franchise rights are capitalized and amortized over the term of the new franchise agreement.

Indefinite-lived intangible assets consist of cable franchise rights that are acquired in an acquisition of a business. Goodwill is recorded for the excess of the acquisition cost of an acquired entity over the estimated fair value of the identifiable net assets acquired. Cable franchise rights and goodwill are not amortized.

TIME WARNER CABLE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fair Value Estimates

Business Combinations

Upon the acquisition of a business, the fair value of the assets acquired and liabilities assumed must be estimated. This requires judgments regarding the identification of acquired assets and liabilities assumed, some of which may not have been previously recorded by the acquired business, as well as judgments regarding the valuation of all identified acquired assets and assumed liabilities. The assets acquired and liabilities assumed are determined by reviewing the operations, interviewing management and reviewing the financial, contractual and regulatory information of the acquired business. Once the acquired assets and assumed liabilities are identified, the fair values of the assets and liabilities are estimated using a variety of approaches that require significant judgments. For example, intangible assets are typically valued using a discounted cash flow (“DCF”) analysis, which requires estimates of the future cash flows that are attributable to the intangible asset. A DCF analysis also requires significant judgments regarding the selection of discount rates that are intended to reflect the risks that are inherent in the projected cash flows, the determination of terminal growth rates, and judgments about the useful life and pattern of use of the underlying intangible asset. As another example, the valuation of acquired property, plant and equipment requires judgments about current market values, replacement costs, the physical and functional obsolescence of the assets and their remaining useful lives. A failure to appropriately assign fair values to acquired assets and assumed liabilities could significantly impact the amount and timing of future depreciation and amortization expense, as well as significantly overstate or understate assets or liabilities.

Derivative Financial Instruments

Derivative financial instruments are recognized in the consolidated balance sheet as either assets or liabilities at fair value and are designated, if certain conditions are met, as either (a) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment (a “fair value hedge”) or (b) a hedge of the exposure to variable cash flows of a forecasted transaction or a hedge of the foreign currency exposure of a forecasted transaction denominated in a foreign currency (a “cash flow hedge”). For a derivative financial instrument designated as a fair value hedge (e.g., the Company’s interest rate swaps), the gain or loss on the derivative financial instrument is recognized in earnings in the period of change together with the offsetting loss or gain on the hedged item attributable to the risk being hedged. As a result, the consolidated statement of operations includes the impact of changes in the fair value of both the derivative financial instrument and the hedged item, which reflects in earnings the extent to which the hedge is ineffective in achieving offsetting changes in fair value. For a derivative financial instrument designated as a cash flow hedge (e.g., the Company’s cross-currency swaps), the effective portion of the gain or loss on the derivative financial instrument is initially reported in equity as a component of accumulated other comprehensive income (loss), net, and subsequently reclassified into earnings when the hedged item (e.g., a forecasted transaction denominated in a foreign currency) affects earnings. The ineffective portion of the gain or loss is reported in earnings immediately. Derivative financial instruments are used to manage the risks associated with fluctuations in interest rates and foreign currency exchange rates and are not entered into for speculative or trading purposes.

The fair value of interest rate swaps is determined using a DCF analysis based on the terms of the contract. This valuation requires estimates of future interest rates and judgments about the future credit worthiness of the Company and each counterparty over the terms of the contracts. Similarly, the fair value of cross-currency swaps is determined using a DCF analysis based on the terms of the contracts. This valuation requires estimates of future interest rates, forward exchange rates and judgments about the future credit worthiness of the Company and each counterparty over the terms of the contracts. Refer to Note 11 for further details.

TIME WARNER CABLE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Indefinite-lived Intangible Assets and Goodwill

At least annually, separate tests are performed to determine if the Company’s indefinite-lived intangible assets (primarily cable franchise rights) and goodwill are impaired. Under the accounting rules, a qualitative assessment may be performed to determine if an impairment is more likely than not to have occurred. If an impairment is more likely than not to have occurred, then a quantitative assessment is required, which may or may not result in an impairment charge. The determination of whether an impairment is more likely than not to have occurred requires significant judgment regarding potential changes in valuation inputs. Refer to Note 8 for further details.

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

Investments

The carrying value of investments accounted for using the equity method of accounting is adjusted downward to reflect any other-than-temporary declines in value. A subjective aspect of accounting for investments involves determining whether an other-than-temporary decline in value of an investment has been sustained. In making this determination, all available information (e.g., budgets, business plans, financial statements, etc.) in addition to quoted market prices, if any, is evaluated. Factors indicative of an other-than-temporary decline include recurring operating losses, credit defaults and subsequent rounds of financing at an amount below the cost basis of the Company’s investment. This list is not all-inclusive and all known quantitative and qualitative factors are weighed in determining if an other-than-temporary decline in value of an investment has occurred. If it has been determined that an investment has sustained an other-than-temporary decline in value, the investment is written down to fair value with a charge to earnings.

Fair Value Measurements

The fair value of an asset or liability is based on the assumptions that market participants would use in pricing the asset or liability. Valuation techniques consistent with the market approach, income approach and/or cost approach are used to measure fair value. A three-tiered fair value hierarchy is followed when determining the inputs to valuation techniques. The fair value hierarchy prioritizes the inputs to valuation techniques into three broad levels in order to maximize the use of observable inputs and minimize the use of unobservable inputs. The levels of the fair value hierarchy are as follows:

•	Level 1: consists of financial instruments whose values are based on quoted market prices for identical financial instruments in an active market.

TIME WARNER CABLE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Pension Plans

TWC sponsors the TWC Pension Plan (as defined in Note 14) and the Union Pension Plan (as defined in Note 14), both qualified defined benefit pension plans, that together provide pension benefits to a majority of the Company’s employees. TWC also provides a nonqualified defined benefit pension plan for certain employees. Pension benefits are based on formulas that reflect the employees’ years of service and compensation during their employment period. Pension expense is determined using certain assumptions, including the expected long-term rate of return on plan assets, discount rate and expected rate of compensation increases.

Equity-based Compensation

The cost of employee services received in exchange for an award of equity instruments is measured based on the grant date fair value of the award. The cost of awards not subject to performance-based vesting conditions is recognized on a straight-line basis over the requisite service period and, for awards subject to performance-based vesting conditions deemed probable of being met, the cost is recognized over the requisite service period for each separately vesting tranche of awards. The Black-Scholes model is used to estimate the grant date fair value of a stock option. Because the option-pricing model requires the use of subjective assumptions, changes in these assumptions can materially affect the fair value of stock options granted. The volatility assumption is calculated using the implied volatility of TWC traded options. The expected term, which represents the period of time that options are expected to be outstanding, is estimated based on the historical exercise experience of TWC employees. The risk-free rate assumed in valuing the stock options is based on the U.S. Treasury yield curve in effect at the time of grant for the expected term of the option. The expected dividend yield percentage is determined by dividing the expected annual dividend by the market price of TWC common stock at the date of grant.

Segments

Public companies are required to disclose certain information about their reportable operating segments. Operating segments are defined as significant components of an enterprise for which separate financial information is available and is evaluated on a regular basis by the chief operating decision makers in deciding how to allocate resources to an individual operating segment and in assessing performance of the operating segment. The Company classifies its operations into three reportable segments: Residential Services, Business Services and Other Operations. Refer to Note 17 for further details.

Revenue and Costs

Revenue

Revenue consists of the revenue generated by each of the Company’s reportable segments: Residential Services, Business Services and Other Operations.

TIME WARNER CABLE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Residential Services segment revenue consists of (i) video revenue, including subscriber fees received from residential customers for various tiers or packages of video programming services, related equipment rental charges, installation charges, broadcast fees and fees collected on behalf of local franchising authorities and the Federal Communications Commission, as well as revenue from the sale of premium networks, transactional video-on-demand (e.g., events and movies) and digital video recorder service; (ii) high-speed data revenue, including subscriber fees received from residential customers for high-speed data services and related equipment rental and installation charges; (iii) voice revenue, including subscriber fees received from residential customers for voice services, along with related installation charges, as well as fees collected on behalf of governmental authorities; and (iv) other revenue, including revenue from security and home management services and other residential subscriber-related fees.

Business Services segment revenue consists of (i) video revenue, including the same fee categories received from business video subscribers as described above under residential video revenue; (ii) high-speed data revenue, including subscriber fees received from business customers for high-speed data services and related installation charges, as well as amounts generated by the sale of commercial networking and point-to-point transport services, such as Metro Ethernet services; (iii) voice revenue, including subscriber fees received from business customers for voice services, along with related installation charges, as well as fees collected on behalf of governmental authorities; (iv) wholesale transport revenue, including amounts generated by the sale of point-to-point transport services offered to wireless telephone providers (i.e., cell tower backhaul) and other telecommunications carriers; and (v) other revenue, including revenue from enterprise-class, cloud-enabled hosting, managed applications and services and other business subscriber-related fees.

Other Operations segment revenue consists of advertising revenue and other revenue. Advertising revenue is generated through the sale of video and online advertising inventory to local, regional and national advertising customers. Other revenue primarily includes (i) beginning in the fourth quarter of 2012, fees received from distributors of the Company’s regional sports networks that carry Los Angeles Lakers’ basketball games and other sports programming (Time Warner Cable SportsNet and Time Warner Cable Deportes); (ii) fees paid to TWC primarily by the Advance/Newhouse Partnership for (a) the ability to distribute the Company’s high-speed data service and (b) TWC’s management of certain functions, including, among others, the acquisition of programming rights, as well as the provision of certain functions, including engineering; (iii) home shopping network-related revenue (including commissions earned on the sale of merchandise and carriage fees); and (iv) beginning in 2014, fees received from distributors of SportsNet LA, discussed below.

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

Revenue Recognition

Residential and business services subscriber fees are recorded as revenue in the period during which the service is provided. Residential and business services revenue received from subscribers who purchase bundled services at a discounted rate is allocated to each product in a pro-rata manner based on the individual product’s selling price (generally, the price at which the product is regularly sold on a standalone basis). Revenue recognition for bundled services is discussed further in “—Multiple-element Transactions—Sales of Multiple Products or Services” below. Installation revenue obtained from traditional cable service connections is recognized as a component of residential and business services revenue when the connections are completed, as installation revenue recognized is less than the related direct selling costs. Advertising revenue is recognized in the period during which the advertisements are exhibited. Fees paid to

TIME WARNER CABLE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

TWC for the ability to distribute TWC’s services are recognized as revenue in the period in which TWC’s services are distributed to a consumer. Fees received for managing certain functions for the Advance/Newhouse Partnership are recognized as revenue ratably over the year, which approximates the period in which management functions are performed. Home shopping network-related revenue is recognized as revenue in the period during which the merchandise is sold or the carriage fees are earned.

In the normal course of business, the Company acts as or uses an intermediary or agent in executing transactions with third parties. The accounting issue presented by these arrangements is whether revenue should be reported based on the gross amount billed to the ultimate customer or on the net amount received from the customer after commissions and other payments to third parties. To the extent revenue is recorded on a gross basis, any commissions or other payments to third parties are recorded as expense so that the net amount (gross revenue less expense) is reflected in operating income. Accordingly, the impact on operating income is the same whether the revenue was recorded on a gross or net basis.

As an example, TWC is assessed franchise fees by franchising authorities, which are passed on to the customer. The accounting issue presented by these arrangements is whether the revenue should be reported based on the gross amount billed to the ultimate customer or on the net amount received from the customer after payments to franchising authorities. In instances where the fees are being assessed directly to the Company, amounts paid to governmental authorities and amounts received from customers are recorded on a gross basis. That is, amounts paid to governmental authorities are recorded as operating costs and expenses and amounts received from customers are recorded as revenue. The amount of such fees recorded on a gross basis related to video, high-speed data and voice services was $666 million in 2014, $685 million in 2013 and $695 million in 2012.

Operating Costs and Expenses

Programming, high-speed data connectivity and voice network costs are recorded as the services are provided. Programming costs are recorded based on the contractual agreements with programming vendors, which are generally multi-year agreements under which payments are made to programming vendors at agreed upon rates based on the number of subscribers to which programming services are provided. If a programming contract expires prior to the entry into a new agreement and the service continues to be distributed, programming costs are estimated during contract negotiations considering previous contractual rates, inflation and the status of the negotiations. When the programming contract terms are finalized, an adjustment to programming expense is recorded, if necessary, to reflect the terms of the new contract. Estimates are also made in the recognition of programming expense related to other items, such as the accounting for free periods and credits from service interruptions, as well as the allocation of consideration exchanged between the parties in multiple-element transactions. Additionally, judgments are also required when multiple services are purchased from the same programming vendor. In these scenarios, the total consideration provided to the programming vendor is allocated to the various services received based upon their respective estimated fair values. Because multiple services from the same programming vendor may be received over different contractual periods and may have different contractual rates, the allocation of consideration to the individual services may have an impact on the timing of expense recognition. Accounting for consideration exchanged between the parties in multiple-element transactions is discussed further in “—Multiple-element Transactions—Contemporaneous Purchases and Sales” below.

Launch fees received from programming vendors are recognized as a reduction of expense on a straight-line basis over the term of the related programming arrangement. Amounts received from programming vendors representing the reimbursement of marketing costs are recognized as a reduction of marketing expense as the marketing services are provided.

Advertising costs are expensed upon the first exhibition of the related advertisements. Marketing expense (including advertising), net of certain reimbursements from programmers, was $684 million in 2014, $676 million in 2013 and $653 million in 2012.

TIME WARNER CABLE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Multiple-element Transactions

Multiple-element transactions involve situations where judgment must be exercised in determining the fair value of the different elements in a bundled transaction. As the term is used here, multiple-element transactions can involve (i) contemporaneous purchases and sales (e.g., advertising services are sold to a customer and at the same time programming services are purchased) and/or (ii) sales of multiple products and/or services (e.g., video, high-speed data and voice services are sold to a customer).

Contemporaneous Purchases and Sales

In the normal course of business, TWC enters into multiple-element transactions where the Company is simultaneously both a customer and a vendor with the same counterparty. For example, when negotiating the terms of programming purchase contracts with cable networks, the sale of advertising to the same cable network may be negotiated at the same time. Arrangements, although negotiated contemporaneously, may be documented in one or more contracts.

The accounting policy for each transaction negotiated contemporaneously is to record each element of the transaction based on the respective estimated fair values of the products or services purchased and the products or services sold. The judgments made in determining fair value in such transactions impact the amount of revenue, expenses and net income recognized over the respective terms of the transactions, as well as the respective periods in which they are recognized.

In determining the fair value of the respective elements, quoted market prices (where available), historical transactions or comparable cash transactions are considered. The most frequent transactions of this type involve funds received from vendors. Cash consideration received from a vendor is recorded as a reduction in the price of the vendor’s product unless (i) the consideration is for the reimbursement of a specific, incremental, identifiable cost incurred, in which case the cash consideration received would be recorded as a reduction in such cost, or (ii) an identifiable benefit in exchange for the consideration is provided, in which case revenue would be recognized for this element.

With respect to vendor advertising arrangements being negotiated simultaneously with the same cable network, an assessment is performed to determine whether each piece of the arrangement is at fair value. The factors that are considered in determining the individual fair value of the programming vary from arrangement to arrangement and include (i) the existence of a “most-favored-nation” clause or comparable assurances as to fair market value with respect to programming, (ii) a comparison to fees paid under a prior contract and (iii) a comparison to fees paid for similar networks. In determining the fair value of the advertising arrangement, advertising rates paid by other advertisers on the Company’s systems with similar terms are considered.

Sales of Multiple Products or Services

If sales contracts are entered into for the sale of multiple products or services, the standalone selling price for each deliverable in the transaction is evaluated. For example, video, high-speed data and voice services are sold to subscribers in a bundled package at a rate lower than if the subscriber purchases each product on an individual basis. Revenue received from such subscribers is allocated to each product in a pro-rata manner based on the standalone selling price of each of the respective services on an individual basis. As another example, if a subscriber moves from a bundled package containing two services to a bundled package containing three services, the increase in the total revenue received is not attributed to the additional service. Rather, the total revenue received from such subscribers are allocated to each of the three products in a pro-rata manner based on the relative selling price of each of the respective services on an individual basis.

TIME WARNER CABLE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Income Taxes

Income taxes are provided using the asset and liability method. Under this method, income taxes (i.e., deferred income tax assets, deferred income tax liabilities, taxes currently payable/refunds receivable and tax expense) are recorded based on amounts refundable or payable in the current year and include the results of any difference between GAAP and tax reporting. Deferred income taxes reflect the tax effect of net operating losses, capital losses, general business credit carryforwards and the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial statement and income tax purposes, based upon enacted tax laws and expected tax rates that will be in effect when the temporary differences reverse. Valuation allowances are established when management determines that it is more likely than not that some portion or the entire deferred tax asset will not be realized. The financial effect of changes in tax laws or rates is accounted for in the period of enactment.

From time to time, transactions occur in which the tax consequences may be subject to uncertainty. Significant judgment is required in assessing and estimating the tax consequences of these transactions. Income tax returns are prepared and filed based on interpretation of tax laws and regulations. In the normal course of business, income tax returns are subject to examination by various taxing authorities. Such examinations may result in future tax, interest and penalty assessments by these taxing authorities. In determining the income tax provision for financial reporting purposes, a reserve for uncertain income tax positions is established unless it is determined that such positions are more likely than not to be sustained upon examination, based on their technical merits. There is considerable judgment involved in determining whether positions taken on the income tax return are more likely than not to be sustained.

Income tax reserve estimates are adjusted periodically because of ongoing examinations by, and settlements with, the various taxing authorities, as well as changes in tax laws, regulations and interpretations. The consolidated income tax provision for any given year includes adjustments to prior year income tax accruals that are considered appropriate and any related estimated interest. When applicable, interest and penalties are recognized on uncertain income tax positions as part of the income tax provision.

Legal Contingencies

The Company is subject to legal, regulatory and other proceedings and claims that arise in the ordinary course of business. An estimated liability is recorded for those proceedings and claims arising in the ordinary course of business when the loss from such proceedings and claims becomes probable and reasonably estimable. Outstanding claims are reviewed with internal and external counsel to assess the probability and the estimates of loss, including the possible range of an estimated loss. The risk of loss is reassessed as new information becomes available and liabilities are adjusted as appropriate. The actual cost of resolving a claim may be substantially different from the amount of the liability recorded. Differences between the estimated and actual amounts determined upon ultimate resolution, individually or in the aggregate, are not expected to have a material adverse effect on the consolidated financial position but could possibly be material to the consolidated results of operations or cash flows for any one period.

4.	COMCAST MERGER

On February 12, 2014, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Comcast whereby the Company agreed to merge with and into a 100% owned subsidiary of Comcast (the “Comcast merger”). Upon completion of the Comcast merger, all of the outstanding shares of the Company will be cancelled and each issued and outstanding share will be converted into the right to receive 2.875 shares of Class A common stock of Comcast. At their special meetings on October 8, 2014 and October 9, 2014, respectively, Comcast’s shareholders approved the issuance of Comcast Class A common stock to TWC stockholders in the Comcast merger and TWC stockholders approved the adoption of the Merger Agreement. TWC and Comcast expect to complete the Comcast merger in early 2015, subject to receipt of regulatory approvals, as well as satisfaction of certain other closing conditions.

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

5.	EARNINGS PER SHARE

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

Set forth below is a reconciliation of net income attributable to TWC common shareholders per basic and diluted common share for the years ended December 31, 2014, 2013 and 2012 (in millions, except per share data):

	Year Ended December 31,
	2014	2013	2012
Net income attributable to TWC common shareholders	$2,013	$1,944	$2,144
Net income allocated to participating securities(a)	18	10	11

Net income attributable to TWC shareholders	$2,031	$1,954	$2,155

Weighted-average basic common shares outstanding	279.3	287.6	307.8
Dilutive effect of nonparticipating equity awards	1.6	1.9	2.0
Dilutive effect of participating equity awards(a)	2.1	2.2	2.6

Weighted-average diluted common shares outstanding	283.0	291.7	312.4

Net income per common share attributable to TWC common shareholders:
Basic	$7.21	$6.76	$6.97

Diluted	$7.17	$6.70	$6.90

(a)	Restricted stock units granted to employees and non-employee directors are considered participating securities with respect to regular quarterly cash dividends.

6.	BUSINESS ACQUISITIONS

DukeNet Acquisition

On December 31, 2013, TWC completed its acquisition of DukeNet Communications, LLC (“DukeNet”), a regional fiber optic network company that provides data and high-capacity bandwidth services to wireless carrier, data center, government and enterprise customers in North Carolina and South Carolina, as well as five other states in the Southeast, for $572 million in cash (including the repayment of debt), net of cash acquired and capital leases assumed. The financial results for DukeNet, which primarily affect the Business Services segment, have been included in the Company’s

TIME WARNER CABLE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

consolidated financial statements from the date of acquisition and did not significantly impact the Company’s consolidated financial results for the year ended December 31, 2013.

Insight Acquisition

On February 29, 2012, TWC completed its acquisition of Insight Communications Company, Inc. and its subsidiaries (“Insight”) for $1.339 billion in cash, net of cash acquired. At closing, TWC repaid $1.164 billion outstanding under Insight’s senior secured credit facility (including accrued interest), and terminated the facility. Additionally, during 2012, Insight’s $495 million in aggregate principal amount of senior notes due 2018 were redeemed for $579 million in cash (including premiums and accrued interest). The financial results for Insight, which primarily affect the Residential Services and Business Services segments, have been included in the Company’s consolidated financial statements from the date of acquisition and did not significantly impact the Company’s consolidated financial results for the year ended December 31, 2012.

7.	INVESTMENTS

Investments as of December 31, 2014 and 2013 consisted of the following (in millions):

	December 31,
	2014	2013
Equity-method investments(a)	$60	$53
Other investments	4	3

Total investments	$64	$56

(a)

Equity-method investments includes investments in MLB Network, LLC (5.3% owned), iN Demand L.L.C. (28.9% owned) and National Cable Communications LLC (16.7% owned). In addition, the Company has an equity-method investment in Sterling Entertainment Enterprises, LLC (doing business as SportsNet New York, 26.8% owned). The Company has received distributions in excess of its investment in SportsNet New York and has reflected this amount ($179 million and $185 million as of December 31, 2014 and 2013, respectively) in other liabilities in the consolidated balance sheet.

For the years ended December 31, 2014, 2013 and 2012, the Company recognized income from equity-method investments, net, of $33 million, $19 million and $454 million, respectively, which is included in other income, net, in the consolidated statement of operations.

SpectrumCo

On August 24, 2012, SpectrumCo, LLC (“SpectrumCo”), a joint venture between TWC, Comcast and Bright House Networks, LLC, sold all of its advanced wireless spectrum licenses to Cellco Partnership (doing business as Verizon Wireless), a joint venture between Verizon Communications Inc. and Vodafone Group Plc, for $3.6 billion in cash. Upon closing, TWC, which owned 31.2% of SpectrumCo, received $1.112 billion, which is included in return of capital from investees in the consolidated statement of cash flows for the year ended December 31, 2012, and recorded a pretax gain of $430 million ($261 million on an after-tax basis), which is included in other income, net, in the consolidated statement of operations for the year ended December 31, 2012. The balance of the Company’s investment in SpectrumCo was $8 million as of December 31, 2012, representing TWC’s share of SpectrumCo’s remaining members’ equity (primarily consisting of cash and equivalents, net of accrued expenses). During the first quarter of 2013, the Company received a final return of capital distribution from SpectrumCo of $7 million that, along with losses recognized from the Company’s investment in SpectrumCo, resulted in an investment balance of zero.

TIME WARNER CABLE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Clearwire

On September 13, 2012, the Company exchanged all of its beneficially owned shares of Class B common stock of Clearwire Corporation (“Clearwire”) together with all of its beneficially owned Class B common units of Clearwire Communications LLC for shares of Class A common stock of Clearwire. On September 27, 2012, the Company sold these shares of Class A common stock for $64 million in cash. The sale resulted in a pretax gain of $64 million, which is included in other income, net, in the consolidated statement of operations for the year ended December 31, 2012. In addition, during the year ended December 31, 2012, the Company recorded an income tax benefit of $19 million primarily related to the sale of Clearwire’s Class A common stock. The income tax benefit included the reversal of a $46 million valuation allowance against a deferred income tax asset associated with the Company’s investment in Clearwire, which had been established due to the uncertainty of realizing the full benefit of such asset. The Company reversed the valuation allowance as a result of its ability to fully realize the capital losses from the sale of its Clearwire interests by offsetting capital gains related to SpectrumCo’s sale of its spectrum licenses.

8.	INTANGIBLE ASSETS AND GOODWILL

Intangible assets and related accumulated amortization as of December 31, 2014 and 2013 consisted of the following (in millions):

	December 31, 2014			December 31, 2013
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Intangible assets subject to amortization:
Customer relationships	$600	$(262)	$338	$531	$(167)	$364
Cable franchise renewals and access rights	297	(130)	167	287	(120)	167
Other	42	(24)	18	38	(17)	21

Total	$939	$(416)	$523	$856	$(304)	$552

Intangible assets not subject to amortization:
Cable franchise rights	$26,934	$(922)	$26,012	$26,934	$(922)	$26,012

The Company recorded amortization expense of $135 million in 2014, $126 million in 2013 and $110 million in 2012. Based on the remaining carrying value of intangible assets subject to amortization as of December 31, 2014, amortization expense is expected to be $131 million in 2015, $127 million in 2016, $123 million in 2017, $45 million in 2018 and $26 million in 2019. These amounts may vary as acquisitions and dispositions occur in the future.

Changes in the carrying value of goodwill from January 1 through December 31 are presented below (in millions):

	2014	2013
Balance at beginning of year	$3,196	$2,889
Acquisition of DukeNet(a)	(61)	310
Other changes and adjustments	2	(3)

Balance at end of year(b)	$3,137	$3,196

(a)

During the first quarter of 2014, the Company finalized its fair value estimates for certain long-lived assets (e.g., primarily property, plant and equipment and finite-lived intangible assets) acquired in the acquisition of DukeNet resulting in a net $61 million adjustment to goodwill, which was allocated to each reporting unit based upon relative fair value as described below.

(b)	There were no accumulated goodwill impairment charges as of December 31, 2014 and 2013.

TIME WARNER CABLE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Annual Impairment Analysis

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

The estimated fair value of each reporting unit for purposes of re-allocating goodwill was performed using a combination of a DCF analysis and a market-based approach, which utilized significant unobservable inputs (Level 3) within the fair value hierarchy. The inputs used in the DCF analysis included forecasted cash flows under the Company’s most recent long-range projections, discount rates that reflect the risks inherent in each reporting unit and terminal growth rates. The market-based approach imputed the value of the reporting units after considering trading multiples for other publicly traded cable companies, telecommunications providers, and advertisers that are similar to the Company’s reporting units.

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

Goodwill by reportable segment as of December 31, 2014 and 2013 consisted of the following (in millions):

	December 31,
	2014	2013
Residential Services	$2,259	$2,305
Business Services	784	798
Other Operations	94	93

Total goodwill	$3,137	$3,196

TIME WARNER CABLE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

9.	DEBT

Debt as of December 31, 2014 and 2013 consisted of the following (in millions):

		Outstanding Balance as of December 31,
	Maturity	2014	2013
Senior notes and debentures(a)	2015-2042	$23,126	$25,003
Revolving credit facility	2017	—	—
Commercial paper program	2017	507	—
Capital leases	2016-2042	85	49

Total debt		23,718	25,052
Less: Current maturities(b)		(1,017)	(1,767)

Total long-term debt		$22,701	$23,285

(a)	The weighted-average effective interest rate for the senior notes and debentures as of December 31, 2014 was 5.953% and includes the effects of interest rate swaps and cross-currency swaps.
(b)

Current maturities as of December 31, 2014 include amounts outstanding under (a) TWC’s 3.5% senior notes due 2015, which were repaid on February 2, 2015, and (b) the Company’s commercial paper program.

Senior Notes and Debentures

TWC Notes and Debentures

Notes and debentures issued by TWC as of December 31, 2014 and 2013 consisted of the following (in millions):

	Date of				Outstanding Balance as of December 31,
	Issuance	Maturity	Interest Payment	Principal
					2014	2013
8.250% notes	Nov 2008	Feb 2014	Feb/Aug	$750	$—	$752
7.500% notes	Mar 2009	Apr 2014	Apr/Oct	1,000	—	1,006
3.500% notes	Dec 2009	Feb 2015	Feb/Aug	500	501	512
5.850% notes	Apr 2007	May 2017	May/Nov	2,000	2,077	2,111
6.750% notes	June 2008	July 2018	Jan/July	2,000	1,993	1,975
8.750% notes	Nov 2008	Feb 2019	Feb/Aug	1,250	1,242	1,240
8.250% notes	Mar 2009	Apr 2019	Apr/Oct	2,000	1,996	1,969
5.000% notes	Dec 2009	Feb 2020	Feb/Aug	1,500	1,484	1,481
4.125% notes	Nov 2010	Feb 2021	Feb/Aug	700	697	697
4.000% notes	Sep 2011	Sep 2021	Mar/Sep	1,000	994	993
5.750% notes(a)	May 2011	June 2031	June	974	970	1,032
6.550% debentures	Apr 2007	May 2037	May/Nov	1,500	1,493	1,493
7.300% debentures	June 2008	July 2038	Jan/July	1,500	1,497	1,496
6.750% debentures	June 2009	June 2039	June/Dec	1,500	1,465	1,463
5.875% debentures	Nov 2010	Nov 2040	May/Nov	1,200	1,179	1,179
5.500% debentures	Sep 2011	Sep 2041	Mar/Sep	1,250	1,230	1,230
5.250% notes(b)	June 2012	July 2042	July	1,012	1,003	1,066
4.500% debentures	Aug 2012	Sep 2042	Mar/Sep	1,250	1,244	1,243

Total(c)					$21,065	$22,938

(a)	Outstanding balance amounts include £623 million valued at $970 million as of December 31, 2014 and £623 million valued at $1.032 billion as of December 31, 2013 using the exchange rate at each date.
(b)

Outstanding balance amounts include £644 million valued at $1.003 billion as of December 31, 2014 and £644 million valued at $1.066 billion as of December 31, 2013 using the exchange rate at each date.

(c)

Outstanding balance amounts as of December 31, 2014 and 2013 include the estimated fair value of net interest rate swap assets of $74 million and $85 million, respectively, and exclude an unamortized discount of $145 million and $158 million, respectively.

TIME WARNER CABLE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

TWC has issued notes and debentures (the “TWC Notes and Debentures”) publicly in a number of offerings pursuant to an indenture, dated as of April 9, 2007, as it has been and may be amended from time to time (the “TWC Indenture”), by and among the Company, Time Warner Cable Enterprises LLC (“TWCE”), a 100% owned subsidiary of the Company, and The Bank of New York Mellon, as trustee. The TWC Indenture contains customary covenants relating to restrictions on the ability of the Company or any material subsidiary to create liens and on the ability of the Company and TWCE to consolidate, merge or convey or transfer substantially all of their assets. The TWC Indenture also contains customary events of default.

TWC’s obligations under the TWC Notes and Debentures are guaranteed by TWCE. The TWC Notes and Debentures are unsecured senior obligations of the Company and rank equally with its other unsecured and unsubordinated obligations. Interest on each series of TWC Notes and Debentures is payable semi-annually (with the exception of the British pound sterling denominated notes (the “Sterling Notes”), which is payable annually) in arrears. The guarantees of the TWC Notes and Debentures are unsecured senior obligations of TWCE and rank equally in right of payment with all other unsecured and unsubordinated obligations of TWCE.

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

TWCE Debentures

Debentures issued by TWCE as of December 31, 2014 and 2013 consisted of the following (in millions):

	Date of				Outstanding Balance as of December 31,
	Issuance	Maturity	Interest Payment	Principal
					2014	2013
8.375% debentures	Mar 1993	Mar 2023	Mar/Sept	$1,000	$1,022	$1,024
8.375% debentures	July 1993	July 2033	Jan/July	1,000	1,039	1,041

Total(a)					$2,061	$2,065

(a)

Outstanding balance amounts as of December 31, 2014 and 2013 include an unamortized fair value adjustment of $61 million and $65 million, respectively, primarily consisting of the fair value adjustment recognized as a result of the 2001 merger of America Online, Inc. (now known as AOL Inc.) and Time Warner Inc. (now known as Historic TW Inc.). The fair value adjustment is amortized over the term of the related debt instrument as a reduction to interest expense.

During 1992 and 1993, Time Warner Entertainment Company L.P. (“TWE”) issued debentures publicly in a number of offerings. As a result of various internal reorganizations, TWCE has assumed all of the rights and obligations under TWE’s previously issued debentures (the “TWCE Debentures”).

TWCE’s obligations under the TWCE Debentures are guaranteed by TWC. The TWCE Debentures were issued pursuant to an indenture, dated as of April 30, 1992, as it has been and may be amended from time to time (the “TWCE Indenture”) by and among TWCE, TWC and The Bank of New York Mellon, as trustee. The TWCE Indenture contains

TIME WARNER CABLE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

customary covenants relating to restrictions on the ability of TWCE or any material subsidiary to create liens and on the ability of TWCE and TWC to consolidate, merge or convey or transfer substantially all of their assets. The TWCE Indenture also contains customary events of default. TWCE has no obligation to file separate reports with the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended.

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

Revolving Credit Facility and Commercial Paper Program

As of December 31, 2014, the Company has a $3.5 billion senior unsecured five-year revolving credit facility maturing in April 2017 (the “Revolving Credit Facility”). The Company’s obligations under the Revolving Credit Facility are guaranteed by TWCE. Borrowings under the Revolving Credit Facility bear interest at a rate based on the credit rating of TWC, which interest rate was LIBOR plus 1.10% per annum as of December 31, 2014. In addition, TWC is required to pay a facility fee on the aggregate commitments under the Revolving Credit Facility at a rate determined by the credit rating of TWC, which rate was 0.15% per annum as of December 31, 2014. The Revolving Credit Facility provides same-day funding capability, and a portion of the aggregate commitments, not to exceed $500 million at any time, may be used for the issuance of letters of credit.

The Revolving Credit Facility contains a maximum leverage ratio covenant of 5.0 times TWC’s consolidated EBITDA. The terms and related financial metrics associated with the leverage ratio are defined in the agreement. As of December 31, 2014, TWC was in compliance with the leverage ratio covenant, calculated in accordance with the agreement, with a ratio of approximately 2.8 times. The Revolving Credit Facility does not contain any credit ratings-based defaults or covenants or any ongoing covenants or representations specifically relating to a material adverse change in TWC’s financial condition or results of operations. Borrowings under the Revolving Credit Facility may be used for general corporate purposes, and unused credit is available to support borrowings under the Commercial Paper Program (as defined below).

In addition to the Revolving Credit Facility, the Company maintains a $2.5 billion unsecured commercial paper program (the “Commercial Paper Program”) that is also guaranteed by TWCE. Commercial paper issued under the Commercial Paper Program is supported by unused committed capacity under the Revolving Credit Facility and ranks equally with other unsecured senior indebtedness of TWC and TWCE.

As of December 31, 2014, the Company had no borrowings outstanding under the Revolving Credit Facility and had $507 million outstanding under the Commercial Paper Program. TWC’s unused committed financial capacity was $3.640 billion as of December 31, 2014, reflecting $707 million of cash and equivalents and $2.933 billion of available borrowing capacity under the Revolving Credit Facility (which reflects a reduction of $60 million for outstanding letters of credit backed by the Revolving Credit Facility).

Debt Issuance Costs

For the year ended December 31, 2012, the Company capitalized debt issuance costs of $26 million in connection with the Company’s public debt issuances. These capitalized costs are amortized over the term of the related debt instrument and are included as a component of interest expense, net, in the consolidated statement of operations.

TIME WARNER CABLE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Maturities

Annual maturities of debt total $1.016 billion in 2015, $6 million in 2016, $2.005 billion in 2017, $2.003 billion in 2018, $3.254 billion in 2019 and $15.496 billion thereafter.

10.	MANDATORILY REDEEMABLE PREFERRED EQUITY

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

11.	DERIVATIVE FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The fair values of assets and liabilities associated with derivative financial instruments recorded in the consolidated balance sheet as of December 31, 2014 and 2013 consisted of the following (in millions):

	Assets		Liabilities
	December 31,		December 31,
	2014	2013	2014	2013
Interest rate swaps(a)(b)	$93	$135	$19	$50
Cross-currency swaps(a)(c)	197	321	—	—
Equity award reimbursement obligation(d)	—	—	—	11

Total	$290	$456	$19	$61

(a)

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

(b)

Of the total amount of interest rate swap assets recorded as of December 31, 2014 and 2013, $1 million and $8 million, respectively, is recorded in other current assets in the consolidated balance sheet. The total amount of interest rate swap liabilities recorded as of December 31, 2014 and 2013, is recorded in other liabilities in the consolidated balance sheet.

(c)	The fair values of the assets associated with cross-currency swaps are recorded in other assets in the consolidated balance sheet.
(d)	The fair value of the equity award reimbursement obligation was recorded in other current liabilities in the consolidated balance sheet as of December 31, 2013.

Fair Value Hedges

The Company uses interest rate swaps to manage interest rate risk by effectively converting fixed-rate debt into variable-rate debt. Under such contracts, the Company is entitled to receive semi-annual interest payments at fixed rates and is required to make semi-annual interest payments at variable rates, without exchange of the underlying principal amount. Such contracts are designated as fair value hedges. The Company recognized no gain or loss related to its interest rate swaps because the changes in the fair values of such instruments were completely offset by the changes in the fair values of the hedged fixed-rate debt. The fair value of interest rate swaps was determined using a DCF analysis based on the terms of the contract and expected forward interest rates, and incorporates the credit risk of the Company and each

TIME WARNER CABLE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

counterparty (a Level 2 fair value measurement). The following table summarizes the terms of existing fixed to variable interest rate swaps as of December 31, 2014 and 2013:

	December 31,
	2014	2013
Maturities	2015-2019	2014-2019
Notional amount (in millions)	$6,100	$7,850
Weighted-average pay rate (variable based on LIBOR plus variable margins)	4.78%	4.89%
Weighted-average receive rate (fixed)	6.58%	6.86%

The notional amounts of interest rate instruments, as presented in the above table, are used to measure interest to be paid or received and do not represent the amount of exposure to credit loss.

Cash Flow Hedges

The Company uses cross-currency swaps to manage foreign exchange risk related to foreign currency denominated debt by effectively converting foreign currency denominated debt, including annual interest payments and the payment of principal at maturity, to U.S. dollar denominated debt. Such contracts are designated as cash flow hedges. The Company has entered into cross-currency swaps to effectively convert its £1.275 billion aggregate principal amount of fixed-rate British pound sterling denominated debt, including annual interest payments and the payment of principal at maturity, to fixed-rate U.S. dollar denominated debt. The cross-currency swaps have maturities of June 2031 and July 2042. The fair value of cross-currency swaps was determined using a DCF analysis based on expected forward interest and exchange rates, and incorporates the credit risk of the Company and each counterparty (a Level 2 fair value measurement). The following table summarizes the deferred gain (loss) activity related to cash flow hedges recognized in accumulated other comprehensive income (loss), net, and reclassified into other income, net, for the years ended December 31, 2014, 2013 and 2012 (in millions):

	Year Ended December 31,
	2014	2013	2012
Deferred gains (losses) recognized:
Cross-currency swaps	$(124)	$209	$179
Deferred (gains) losses reclassified into earnings:
Cross-currency swaps(a)	126	(39)	(76)

Total net deferred gains recognized	2	170	103
Income tax provision	(1)	(66)	(40)

Total net deferred gains recognized, net of tax	$1	$104	$63

(a)

Deferred gains (losses) on cross-currency swaps were reclassified from accumulated other comprehensive income (loss), net, to other income, net, which offsets the re-measurement gains (losses) recognized in other income, net, on the British pound sterling denominated debt.

Any ineffectiveness related to the Company’s cash flow hedges has been and is expected to be immaterial.

Equity Award Reimbursement Obligation

Prior to 2007, some of TWC’s employees were granted options to purchase shares of Time Warner Inc. (“Time Warner”) common stock in connection with their past employment with subsidiaries and affiliates of Time Warner, including TWC. Upon the exercise of Time Warner stock options held by TWC employees, TWC was obligated to reimburse Time Warner for the excess of the market price of Time Warner common stock on the day of exercise over the option exercise price (the “intrinsic” value of the award). The Company recorded the equity award reimbursement

TIME WARNER CABLE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

obligation at fair value in other current liabilities in the consolidated balance sheet. The fair value of the equity award reimbursement obligation to Time Warner was estimated using the Black-Scholes model. The change in the equity award reimbursement obligation fluctuated primarily with the fair value and expected volatility of Time Warner common stock and changes in fair value were recorded in other income, net, in the period of change. On March 12, 2014, all remaining outstanding Time Warner stock options held by TWC employees expired and the Company was obligated to reimburse Time Warner $6 million, which consisted of the intrinsic value of awards exercised through March 12, 2014 for which payment had not yet been made. As of March 12, 2014, the Company no longer viewed this obligation as a derivative financial instrument valued using Level 3 fair value measurements as the $6 million remaining liability was fixed.

Changes in the fair value of the equity award reimbursement obligation, valued using significant unobservable inputs (Level 3), from January 1 through December 31 are presented below (in millions):

	2014	2013	2012
Balance at beginning of year	$11	$19	$22
(Gains) losses recognized in other income, net	(1)	10	9
Payments to Time Warner for awards exercised	(4)	(18)	(12)
Transfer out of Level 3 (and subsequently paid)	(6)	—	—

Balance at end of year	$—	$11	$19

Assets Measured at Fair Value on a Nonrecurring Basis

The Company’s assets measured at fair value on a nonrecurring basis include equity-method investments, long-lived assets, indefinite-lived intangible assets and goodwill. The Company reviews the carrying amounts of such assets whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable or at least annually as of July 1 for indefinite-lived intangible assets and goodwill. Any resulting asset impairment would require that the asset be reduced to its fair value. Refer to Note 8 for further details regarding the results of the Company’s fair value analysis of cable franchise rights and goodwill.

Fair Value of Other Financial Instruments

The Company’s other financial instruments not measured at fair value on a recurring basis include (a) cash and equivalents, receivables, accounts payable, accrued liabilities and borrowings under the Company’s commercial paper program, which are reflected at cost in the consolidated balance sheet, and (b) the TWC Notes and Debentures and the TWCE Debentures (collectively, the “senior notes and debentures”) not subject to fair value hedge accounting, which are reflected at amortized cost in the consolidated balance sheet. With the exception of the senior notes and debentures, cost approximates fair value for these instruments due to their short-term nature. The carrying value and related estimated fair value of the senior notes and debentures was $23.126 billion and $27.842 billion, respectively, as of December 31, 2014 and $25.003 billion and $25.187 billion, respectively, as of December 31, 2013. Estimated fair values for the senior notes and debentures are determined by reference to the market value of the instrument as quoted on a national securities exchange or in an over-the-counter market (a Level 1 fair value measurement).

12.	TWC SHAREHOLDERS’ EQUITY

Shares Authorized and Outstanding

As of December 31, 2014, TWC is authorized to issue up to approximately 8.333 billion shares of TWC common stock, par value $0.01 per share, of which 280.8 million and 277.9 million shares were issued and outstanding as of December 31, 2014 and 2013, respectively. TWC is also authorized to issue up to approximately 1.0 billion shares of preferred stock, par value $0.01 per share. As of December 31, 2014 and 2013, no preferred shares have been issued, nor does the Company have current plans to issue preferred shares.

TIME WARNER CABLE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Changes in Common Stock

Changes in common stock from January 1 through December 31 are presented below (in millions):

	2014	2013	2012
Balance at beginning of year	277.9	297.7	315.0
Shares issued under the equity-based compensation plan	4.4	4.2	4.8
Shares repurchased and retired	(1.5)	(24.0)	(22.1)

Balance at end of year	280.8	277.9	297.7

Common Stock Repurchase Program

In connection with the Company’s entry into the Merger Agreement, the Company suspended its $4.0 billion common stock repurchase program (the “Stock Repurchase Program”) on February 13, 2014. Prior to the suspension, the Company repurchased 1.5 million shares of TWC common stock for $208 million during 2014. As of December 31, 2014, the Company had $2.723 billion remaining under the Stock Repurchase Program authorization.

Common Stock Dividends

TWC’s Board of Directors (“TWC’s Board”) declared quarterly cash dividends per share of TWC common stock in 2014, 2013 and 2012 as follows (in millions, except per share data):

	2014		2013		2012
	Per Share	Amount	Per Share	Amount	Per Share	Amount
First Quarter	$0.75	$213	$0.65	$195	$0.56	$179
Second Quarter	0.75	215	0.65	190	0.56	177
Third Quarter	0.75	214	0.65	188	0.56	173
Fourth Quarter	0.75	215	0.65	185	0.56	171

Total	$3.00	$857	$2.60	$758	$2.24	$700

On February 12, 2015, TWC’s Board declared a quarterly cash dividend of $0.75 per share of TWC common stock, payable in cash on March 16, 2015 to stockholders of record at the close of business on February 27, 2015.

Accumulated Other Comprehensive Income (Loss), Net

Changes in accumulated other comprehensive income (loss), net, included in TWC shareholders’ equity from January 1 through December 31 are presented below (in millions):

	Year Ended December 31,
	2014	2013	2012
Balance at beginning of year	$44	$(663)	$(559)
Other comprehensive income (loss) before reclassifications, net of tax	(445)	686	(90)
Amounts reclassified into earnings, net of tax	77	21	(14)

Other comprehensive income (loss), net of tax	(368)	707	(104)

Balance at end of year	$(324)	$44	$(663)

TIME WARNER CABLE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes the changes in the components of accumulated other comprehensive income (loss), net, included in TWC shareholders’ equity from January 1 through December 31 (in millions):

	2014	2013	2012
Unrealized losses on pension benefit obligation:
Balance at beginning of year	$(104)	$(708)	$(541)
Other comprehensive income (loss) before reclassifications, net of tax	(368)	558	(201)
Amounts reclassified into earnings, net of tax:
Amortization of net actuarial loss (prior service credit)(a)	(2)	75	59
Income tax provision (benefit)	1	(29)	(25)

Amortization of net actuarial loss (prior service credit), net of tax	(1)	46	34

Other comprehensive income (loss), net of tax	(369)	604	(167)

Balance at end of year	$(473)	$(104)	$(708)

Deferred gains (losses) on cash flow hedges:
Balance at beginning of year	$149	$45	$(18)
Other comprehensive income (loss) before reclassifications, net of tax	(77)	129	111
Amounts reclassified into earnings, net of tax:
Effective portion of (gain) loss on cash flow hedges(b)	126	(39)	(76)
Income tax provision (benefit)	(48)	14	28

Effective portion of (gain) loss on cash flow hedges, net of tax	78	(25)	(48)

Other comprehensive income (loss), net of tax	1	104	63

Balance at end of year	$150	$149	$45

Other changes:
Balance at beginning of year	$(1)	$—	$—
Other comprehensive loss before reclassifications, net of tax	—	(1)	—
Amounts reclassified into earnings, net of tax	—	—	—

Other comprehensive loss, net of tax	—	(1)	—

Balance at end of year	$(1)	$(1)	$—

(a)	Amounts are included in the computation of net periodic benefit costs as discussed further in Note 14.
(b)	Amounts are recorded in other income, net in the consolidated statement of operations as discussed further in Note 11.

13.	EQUITY-BASED COMPENSATION

TWC is authorized, under the Company’s stock incentive plan (the “2011 Plan”) to grant restricted stock units (“RSUs”) and options to purchase shares of TWC common stock to its employees and non-employee directors. As of December 31, 2014, the 2011 Plan provides for the issuance of up to 20.0 million shares of TWC common stock, of which 8.7 million shares were available for grant.

TIME WARNER CABLE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Equity-based compensation expense and the related income tax benefit recognized for the years ended December 31, 2014, 2013 and 2012 was as follows (in millions):

	Year Ended December 31,
	2014	2013	2012
Equity-based compensation expense recognized:
Restricted stock units(a)	$160	$89	$85
Stock options	22	39	45

Total equity-based compensation expense(a)	$182	$128	$130

Income tax benefit recognized	$71	$49	$51

(a)	Amounts in 2014 include $56 million of equity-based compensation expense recognized in merger-related and restructuring costs in the consolidated statement of operations.

Restricted Stock Units

The following table summarizes information about unvested RSUs for the year ended December 31, 2014:

	Number of Units	Weighted- Average Grant Date Value
	(in millions)
Unvested as of December 31, 2013	4.086	$72.42
Granted	3.807	135.81
Vested	(1.416)	61.65
Forfeited	(0.213)	111.16

Unvested as of December 31, 2014	6.264	112.06

For the year ended December 31, 2014, TWC granted 3.807 million RSUs at a weighted-average grant date fair value of $135.81 per RSU, which included 143,000 RSUs subject to performance-based vesting conditions (“PBUs”) at a weighted-average grant date fair value of $135.31 per PBU. For the year ended December 31, 2013, TWC granted 1.200 million RSUs at a weighted-average grant date fair value of $87.30 per RSU, which included 142,000 PBUs at a weighted-average grant date fair value of $87.31 per PBU. For the year ended December 31, 2012, TWC granted 1.442 million RSUs at a weighted-average grant date fair value of $77.09 per RSU, which included 196,000 PBUs at a weighted-average grant date fair value of $77.13 per PBU.

The fair value of RSUs that vested during the year was $87 million in 2014, $98 million in 2013 and $95 million in 2012. As of December 31, 2014, the aggregate intrinsic value of unvested RSUs was $953 million. Total unrecognized compensation cost related to unvested RSUs as of December 31, 2014, without taking into account expected forfeitures, was $462 million, which the Company expects to recognize over a weighted-average period of 3.69 years, without taking into account acceleration of vesting.

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

TIME WARNER CABLE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Stock Options

The following table summarizes information about stock options that were outstanding as of December 31, 2014:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
	(in millions)		(in years)	(in millions)
Outstanding as of December 31, 2013	7.991	$70.58
Exercised	(3.658)	64.91
Forfeited or expired	(0.114)	78.05

Outstanding as of December 31, 2014	4.219	75.29	6.71	$324

Exercisable as of December 31, 2014	1.372	61.38	5.02	124

Expected to vest as of December 31, 2014	2.775	81.91	7.52	195

For the year ended December 31, 2014, TWC granted no stock options. For the year ended December 31, 2013, TWC granted 2.539 million stock options at a weighted-average grant date fair value of $15.66 per option, which included 302,000 stock options subject to performance-based vesting conditions (“PBOs”) at a weighted-average grant date fair value of $15.57 per PBO. For the year ended December 31, 2012, TWC granted 3.017 million stock options at a weighted-average grant date fair value of $16.85 per option, which included 372,000 PBOs at a weighted-average grant date fair value of $16.85 per PBO.

TIME WARNER CABLE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The total intrinsic value of stock options exercised during the year ended December 31, 2014, 2013 and 2012 was $285 million, $167 million and $173 million, respectively. Cash received from stock options exercised during the year ended December 31, 2014, 2013 and 2012 was $226 million, $138 million and $140 million, respectively, and tax benefits realized from these exercises of stock options was $114 million, $67 million and $69 million, respectively. Total unrecognized compensation cost related to unvested stock options as of December 31, 2014, without taking into account expected forfeitures, was $23 million, which the Company expects to recognize over a weighted-average period of 1.77 years, without taking into account acceleration of vesting.

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

The table below presents the assumptions used to value stock options at their grant date for the years ended December 31, 2013 and 2012 and reflects the weighted average of all awards granted within each year:

	Year Ended December 31,
	2013	2012
Expected volatility	26.14%	30.03%
Expected term to exercise from grant date (in years)	5.94	6.43
Risk-free rate	1.19%	1.35%
Expected dividend yield	2.97%	2.91%

14.	EMPLOYEE BENEFIT PLANS

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

TIME WARNER CABLE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Changes in the projected benefit obligation, fair value of plan assets and funded status of the pension plans from January 1 through December 31 are presented below (in millions):

	2014	2013
Projected benefit obligation at beginning of year	$2,550	$3,071
Service cost	173	204
Interest cost	144	139
Actuarial (gain) loss	606	(609)
Plan amendment(a)	3	(41)
Settlements	—	(4)
Benefits paid(b)(c)	(270)	(210)

Projected benefit obligation at end of year	$3,206	$2,550

Accumulated benefit obligation at end of year	$2,709	$2,166

Fair value of plan assets at beginning of year	$3,124	$2,862
Actual return on plan assets	247	470
Employer contributions	5	6
Settlements	—	(4)
Benefits paid(b)(c)	(270)	(210)

Fair value of plan assets at end of year	$3,106	$3,124

Funded status	$(100)	$574

(a)

On February 7, 2014, the TWC Pension Plan was amended to offer a lump sum option to all participants whose benefit commencement date is on or after January 1, 2015. On March 27, 2013, the TWC Pension Plan was amended with respect to pension benefits accrued by disabled participants (as defined in the TWC Pension Plan) whose long-term disability date occurs on or after April 17, 2013. Participants who become disabled on or after April 17, 2013 will not earn additional benefit service while disabled.

(b)

On February 21, 2014, the TWC Pension Plan was amended to provide certain eligible participants and deferred beneficiaries with a voluntary election opportunity during a limited-time period to receive, or to commence receiving, their plan benefit effective June 1, 2014 in the form of a lump sum cash payment or certain other optional forms of payment. The opportunity to make this voluntary election was available between March 4, 2014 and April 24, 2014. As a result of this amendment, eligible participants received benefit payments of $210 million during 2014.

(c)

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

The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for the qualified pension plans and the nonqualified pension plan as of December 31, 2014 and 2013 consisted of the following (in millions):

	Qualified Pension Plans		Nonqualified Pension Plan
	December 31,		December 31,
	2014	2013	2014	2013
Projected benefit obligation	$3,166	$2,513	$40	$37
Accumulated benefit obligation	2,670	2,129	39	37
Fair value of plan assets	3,106	3,124	—	—

TIME WARNER CABLE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Pretax amounts recognized in the consolidated balance sheet as of December 31, 2014 and 2013 consisted of the following (in millions):

	December 31,
	2014	2013
Noncurrent asset	$—	$611
Current liability	(5)	(5)
Noncurrent liability	(95)	(32)

Total amounts recognized in assets and liabilities	$(100)	$574

Accumulated other comprehensive income (loss), net:
Net actuarial loss	$(802)	$(211)
Prior service credit	30	37

Total amounts recognized in TWC shareholders’ equity	$(772)	$(174)

The components of net periodic benefit costs for the years ended December 31, 2014, 2013 and 2012 consisted of the following (in millions):

	Year Ended December 31,
	2014	2013	2012
Service cost	$173	$204	$169
Interest cost	144	139	131
Expected return on plan assets	(233)	(214)	(176)
Amounts amortized	(3)	75	59
Settlement loss	—	1	—

Net periodic benefit costs	$81	$205	$183

The estimated amounts that are expected to be amortized from accumulated other comprehensive income (loss), net, into net periodic benefit costs in 2015 include actuarial losses net of prior service credits of $39 million.

Weighted-average assumptions used to determine benefit obligations as of December 31, 2014, 2013 and 2012 consisted of the following:

	2014	2013	2012
Discount rate	4.32%	5.27%	4.31%
Rate of compensation increase	4.25%	4.75%	4.75%

In addition, the mortality tables used to determine benefit obligations as of December 31, 2014, 2013 and 2012 consisted of the following: RP 2000 healthy mortality table loaded 5.5% with generational improvements using Scale BB for 2014 and the RP 2000 healthy mortality table projected to 2020 using Scale AA for 2013 and 2012.

TIME WARNER CABLE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Weighted-average assumptions used to determine net periodic benefit cost for the years ended December 31, 2014, 2013 and 2012 consisted of the following:

	2014	2013	2012
Expected long-term rate of return on plan assets	7.50%	7.50%	7.75%
Discount rate	5.27%	4.31%	5.21%
Rate of compensation increase	4.75%	4.75%	5.25%

The discount rates used to determine benefit obligations and net periodic benefit costs were determined by the matching of plan liability cash flows to a portfolio of bonds individually selected from a large population of high-quality corporate bonds.

In developing the expected long-term rate of return on plan assets, the Company considered the pension portfolio’s composition, past average rate of earnings, discussions with portfolio managers and the Company’s asset allocation targets. The weighted-average expected long-term rate of return on plan assets used to determine net periodic benefit cost for the year ended December 31, 2015 is expected to be 7.50%.

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

The target and actual investment allocation of the qualified pension plans by asset category as of December 31, 2014 and 2013 consisted of the following:

		Actual Allocation
	Target Allocation	as of December 31,
		2014	2013
Return-seeking securities	70.0%	68.2%	73.3%
Liability-matching securities	30.0%	31.4%	26.4%
Other investments	0.0%	0.4%	0.3%

TIME WARNER CABLE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following tables set forth the investment assets of the qualified pension plans, which exclude accrued investment income and other receivables and accrued liabilities, by level within the fair value hierarchy as of December 31, 2014 and 2013 (in millions):

	December 31, 2014
		Fair Value Measurements
	Fair Value	Level 1	Level 2	Level 3
Common stocks:
Domestic(a)	$1,176	$1,176	$—	$—
International(a)	412	412	—	—
Commingled equity funds(b)	348	—	348	—
Mutual funds(a)	70	70	—	—
Other equity securities(c)	3	3	—	—
Corporate debt securities(d)	361	—	361	—
Commingled bond funds(b)	268	—	268	—
U.S. Treasury debt securities(a)	194	194	—	—
Collective trust funds(e)	80	—	80	—
U.S. government agency asset-backed debt securities(f)	34	—	34	—
Corporate asset-backed debt securities(g)	10	—	10	—
Other fixed-income securities(h)	130	—	130	—
Other investments(i)	14	4	—	10

Total investments assets	3,100	$1,859	$1,231	$10

Accrued investment income and other receivables(j)	79
Accrued liabilities(j)	(73)

Fair value of plan assets	$3,106

TIME WARNER CABLE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	December 31, 2013
		Fair Value Measurements
	Fair Value	Level 1	Level 2	Level 3
Cash	$1	$1	$—	$—
Common stocks:
Domestic(a)	1,272	1,272	—	—
International(a)	491	491	—	—
Commingled equity funds(b)	338	—	338	—
Mutual funds(a)	73	73	—	—
Other equity securities(c)	7	7	—	—
Corporate debt securities(d)	343	—	343	—
Commingled bond funds(b)	233	—	233	—
U.S. Treasury debt securities(a)	133	133	—	—
Collective trust funds(e)	63	—	63	—
U.S. government agency asset-backed debt securities(f)	28	—	28	—
Corporate asset-backed debt securities(g)	11	—	11	—
Other fixed-income securities(h)	110	—	110	—
Other investments(i)	10	—	—	10

Total investments assets	3,113	$1,977	$1,126	$10

Accrued investment income and other receivables(j)	67
Accrued liabilities(j)	(56)

Fair value of plan assets	$3,124

(a)

Common stocks, mutual funds and U.S. Treasury debt securities are valued at the closing price reported on the active market on which the individual securities are traded. No single industry comprised a significant portion of common stock held by the qualified pension plan as of December 31, 2014 and 2013.

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

(j)

Accrued investment income and other receivables includes amounts receivable under foreign exchange contracts of $67 million and $54 million as of December 31, 2014 and 2013, respectively. Accrued liabilities includes amounts accrued under foreign exchange contracts of $67 million and $54 million as of December, 2014 and 2013, respectively. The fair value of the assets and liabilities associated with these foreign exchange contracts are presented on a gross basis and are valued using the exchange rates in effect for the applicable currencies as of the valuation date (a Level 1 fair value measurement).

TIME WARNER CABLE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Changes in the fair value of investment assets valued using significant unobservable inputs (Level 3) from January 1 through December 31 are presented below (in millions):

	2014	2013
Balance at beginning of year	$10	$13
Purchases and sales:
Purchases	2	1
Sales	(2)	(4)

Sales, net	—	(3)

Balance at end of year	$10	$10

Expected Cash Flows

The Company made no cash contributions to the qualified pension plans during 2014; however, the Company may make discretionary cash contributions to the qualified pension plans in 2015. Such contributions will be dependent on a variety of factors, including current and expected interest rates, asset performance, the funded status of the qualified pension plans and management’s judgment. For the nonqualified pension plan, the Company will continue to make contributions in 2015 to the extent benefits are paid.

Benefit payments for the pension plans are expected to be $107 million in 2015, $124 million in 2016, $139 million in 2017, $154 million in 2018, $169 million in 2019 and $1.085 billion in 2020 to 2024.

Multiemployer Plans

TWC contributes to a number of multiemployer plans under the terms of collective-bargaining agreements that cover its union-represented employees. Such multiemployer plans provide medical, pension and retirement savings benefits to active employees and retirees. For the years ended December 31, 2014, 2013 and 2012, the Company contributed $45 million, $44 million and $42 million to multiemployer plans.

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

The multiemployer pension plans to which the Company contributes each received a Pension Protection Act “green” zone status in 2013. The zone status is based on the most recent information the Company received from the plan and is certified by the plan’s actuary. Among other factors, plans in the green zone are at least 80% funded.

Defined Contribution Plan

TWC employees also participate in a defined contribution plan, the TWC Savings Plan, for which the expense for employer matching contributions totaled $91 million in 2014, $82 million in 2013 and $77 million in 2012. The Company’s contributions to the TWC Savings Plan are primarily based on a percentage of the employees’ elected contributions and are subject to plan provisions.

TIME WARNER CABLE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

15.	MERGER-RELATED AND RESTRUCTURING COSTS

Merger-related and restructuring costs for the years ended December 31, 2014, 2013 and 2012 consisted of the following (in millions):

	Year Ended December 31,
	2014	2013	2012
Merger-related costs	$198	$13	$54
Restructuring costs	27	106	61

Total merger-related and restructuring costs	$225	$119	$115

Merger-related Costs

For the year ended December 31, 2014, the Company incurred merger-related costs of $198 million, which primarily consisted of Comcast merger-related costs, including employee retention costs of $121 million and advisory and legal fees of $74 million. Merger-related costs in 2014 also included $3 million of costs incurred in connection with the DukeNet acquisition. For the year ended December 31, 2013, the Company incurred merger-related costs of $13 million in connection with the Insight and DukeNet acquisitions. For the year ended December 31, 2012, the Company incurred merger-related costs of $54 million, primarily associated with the Insight acquisition. The Company expects to incur additional merger-related costs in 2015. Changes in accruals for merger-related costs from January 1 through December 31 are presented below (in millions):

	Employee Costs	Other Costs	Total
Costs incurred	$22	$32	$54
Cash paid	(15)	(25)	(40)

Remaining liability as of December 31, 2012	7	7	14
Costs incurred	—	13	13
Cash paid	(4)	(17)	(21)

Remaining liability as of December 31, 2013	3	3	6
Costs incurred	68	75	143
Adjustments	(1)	—	(1)
Cash paid	(5)	(61)	(66)

Remaining liability as of December 31, 2014(a)	$65	$17	$82

(a)	The remaining $82 million liability as of December 31, 2014 is classified as a current liability in the consolidated balance sheet.

In addition to the cash settled liabilities shown in the table above, the Company also issued retention RSUs, as discussed in Note 13, which resulted in additional merger-related costs of $56 million for the year ended December 31, 2014.

TIME WARNER CABLE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Restructuring Costs

The Company incurred restructuring costs of $27 million, $106 million and $61 million for the years ended December 31, 2014, 2013 and 2012, respectively, primarily related to employee terminations and other exit costs. The Company expects to incur additional restructuring costs in 2015. Changes in restructuring reserves from January 1 through December 31 are presented below (in millions):

	Employee Termination Costs	Other Exit Costs	Total
Remaining liability as of December 31, 2011	$29	$4	$33
Costs incurred	46	15	61
Cash paid	(51)	(16)	(67)

Remaining liability as of December 31, 2012	24	3	27
Costs incurred	88	18	106
Cash paid	(73)	(17)	(90)

Remaining liability as of December 31, 2013	39	4	43
Costs incurred	14	16	30
Adjustments	(3)	—	(3)
Cash paid	(42)	(20)	(62)

Remaining liability as of December 31, 2014(a)	$8	$—	$8

(a)

Of the remaining liability as of December 31, 2014, $6 million is classified as a current liability, with the remaining amount classified as a noncurrent liability in the consolidated balance sheet. Amounts are expected to be paid through March 2018.

16.	INCOME TAXES

The current and deferred income tax (benefit) provision for the years ended December 31, 2014, 2013 and 2012 consisted of the following (in millions):

	Year Ended December 31,
	2014	2013	2012
Federal:
Current	$363	$631	$495
Deferred	681	411	634
State:
Current	98	91	120
Deferred	75	(48)	(72)

Total	$1,217	$1,085	$1,177

TIME WARNER CABLE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The differences between income tax (benefit) provision expected at the U.S. federal statutory income tax rate of 35% and income tax (benefit) provision provided for the years ended December 31, 2014, 2013 and 2012 consisted of the following (in millions):

	Year Ended December 31,
	2014	2013	2012
Income tax provision at U.S. federal statutory rate	$1,137	$1,064	$1,168
State and local taxes, net of federal tax effects	112	28	31
Other	(32)	(7)	(22)

Total	$1,217	$1,085	$1,177

The income tax provision and effective tax rate for the year ended December 31, 2014 include a benefit of $24 million as a result of the passage of the New York State budget during the first quarter of 2014 that, in part, lowers the New York State business tax rate beginning in 2016.

The income tax provision and effective tax rate for the year ended December 31, 2013 include (i) a benefit of $77 million primarily related to changes in the tax rate applied to calculate the Company’s net deferred income tax liability as a result of changes to state tax apportionment factors and (ii) a benefit of $27 million resulting from income tax reform legislation enacted in North Carolina, which, along with other changes, phases in a reduction in North Carolina’s corporate income tax rate over several years.

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

Significant components of deferred income tax liabilities, net, as of December 31, 2014 and 2013 consisted of the following (in millions):

	December 31,
	2014	2013
Cable franchise rights and customer relationships, net	$(8,298)	$(7,979)
Property, plant and equipment	(4,466)	(4,157)
Other	(133)	(328)

Deferred income tax liabilities	(12,897)	(12,464)
Net operating loss carryforwards(a)	92	202
Tax credit carryforwards(a)	31	32
Other	511	494
Valuation allowances(b)	(28)	(28)

Deferred income tax assets	606	700

Deferred income tax liabilities, net(c)	$(12,291)	$(11,764)

(a)

Net operating loss and tax credit carryforwards expire in varying amounts through 2034. Aside from certain net operating loss and state tax credit carryforwards for which a valuation allowance has been established, the Company does not expect these carryforwards to expire unutilized.

(b)

The Company’s valuation allowance for deferred income tax assets recorded as of December 31, 2014 and 2013, primarily relates to certain net operating loss and state tax credit carryforwards. The valuation allowance is based upon the Company’s assessment that it is more likely than not that a portion of the deferred income tax asset will not be realized.

(c)	Deferred income tax liabilities, net, includes current deferred income tax assets of $269 million and $334 million as of December 31, 2014 and 2013, respectively.

TIME WARNER CABLE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Changes in deferred income tax liabilities, net, from January 1 through December 31 are presented below (in millions):

	2014	2013	2012
Balance at beginning of year	$(11,764)	$(10,963)	$(9,931)
Deferred income tax provision	(756)	(363)	(562)
Business acquisitions(a)	—	5	(530)
Recorded directly to TWC shareholders’ equity as a component of accumulated other comprehensive income (loss), net:
Change in accumulated unrealized losses on pension benefit obligation	230	(377)	100
Change in accumulated deferred gains (losses) on cash flow hedges	(1)	(66)	(40)

Balance at end of year	$(12,291)	$(11,764)	$(10,963)

(a)	Amounts relate to the acquisition of Insight.

Uncertain Income Tax Positions

The Company recognizes income tax benefits for those income tax positions determined more likely than not to be sustained upon examination, based on the technical merits of the positions. The reserve for uncertain income tax positions is included in other liabilities in the consolidated balance sheet. Changes in the reserve for uncertain income tax positions, excluding the related accrual for interest and penalties, from January 1 through December 31 are presented below (in millions):

	2014	2013	2012
Balance at beginning of year	$108	$73	$50
Additions for prior year tax positions	16	30	17
Additions for current year tax positions	13	19	21
Reductions for prior year tax positions	(5)	—	—
Lapses in statute of limitations	(5)	(3)	(3)
Settlements and reversals of timing differences	(15)	(11)	(12)

Balance at end of year	$112	$108	$73

If the Company were to recognize the benefits of these uncertain income tax positions, the income tax provision and effective tax rate would be impacted by $74 million, $68 million and $50 million, including interest and penalties and net of the federal and state benefit for income taxes, for the years ended December 31, 2014, 2013 and 2012, respectively. These benefit amounts include interest and penalties of $15 million, $20 million and $15 million for the years ended December 31, 2014, 2013 and 2012, respectively, net of the federal and state benefit for income taxes.

The impact of temporary differences and tax attributes are considered when calculating accruals for interest and penalties associated with the reserve for uncertain income tax positions. The amount accrued for interest and penalties, before the federal and state benefit for income taxes, as of December 31, 2014 and 2013 was $20 million and $28 million, respectively. The Company recognizes interest and penalties accrued on uncertain income tax positions as part of the income tax provision. The income tax provision for the years ended December 31, 2014, 2013 and 2012 includes provision (benefit) related to interest and penalties, before the federal and state provision (benefit) for income taxes, of $(7) million, $6 million and $6 million, respectively.

The Company has determined that it is reasonably possible that its existing reserve for uncertain income tax positions as of December 31, 2014 could decrease by up to approximately $17 million during the twelve-month period ending

TIME WARNER CABLE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2015 related to various ongoing audits and settlement discussions with the Internal Revenue Service (the “IRS”) and various state and local jurisdictions.

If the Company were to recognize the benefits of these uncertain income tax positions upon a favorable resolution of these matters, the income tax provision and effective tax rate could be impacted by up to approximately $12 million, including interest and penalties and net of the federal and state benefit for income taxes. This benefit amount includes interest and penalties of approximately $6 million, net of the federal and state benefit for income taxes. The Company otherwise does not currently anticipate that its reserve for uncertain income tax positions as of December 31, 2014 will significantly increase or decrease during the twelve-month period ended December 31, 2015; however, various events could cause the Company’s current expectations to change in the future.

In September 2014, the IRS examination of the Company’s income tax returns for 2005 to 2007, which are periods prior to TWC’s separation from Time Warner in March 2009 (the “Separation”), was settled with the exception of an immaterial item that has been referred to the IRS Appeals Division. In August 2014, the IRS examination of the Company’s 2009 and 2010 income tax returns for periods after the Separation was also settled. The resolution of these examinations did not have a material impact on the Company’s consolidated financial position or results of operations. In June 2014, the IRS started the examination of the Company’s 2008 and 2009 income tax returns for periods prior to the Separation. In December 2014, the IRS also started the examination of the Company’s 2011 and 2012 income tax returns. The Company does not anticipate that these examinations will have a material impact on the Company’s consolidated financial position or results of operations. In addition, the Company is also subject to ongoing examinations of the Company’s tax returns by state and local tax authorities for various periods. Activity related to these state and local examinations did not have a material impact on the Company’s consolidated financial position or results of operations in 2014, nor does the Company anticipate a material impact in the future.

17.	SEGMENT INFORMATION

The Company classifies its operations into the following three reportable segments, which have been determined based on how management evaluates and manages the business:

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

TIME WARNER CABLE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Segment information for the years ended December 31, 2014, 2013 and 2012 is as follows (in millions):

	Year Ended December 31, 2014
	Residential Services Segment	Business Services Segment	Other Operations Segment	Shared Functions	Intersegment Eliminations	Total Consolidated
Revenue(a)	$18,446	$2,838	$1,772	$—	$(244)	$22,812
Operating costs and expenses	(9,823)	(1,119)	(985)	(2,901)	244	(14,584)
Merger-related and restructuring costs	—	—	—	(225)	—	(225)

OIBDA	$8,623	$1,719	$787	$(3,126)	$—	8,003

Depreciation						(3,236)
Amortization						(135)

Operating Income						$4,632

	Year Ended December 31, 2013
	Residential Services Segment	Business Services Segment	Other Operations Segment	Shared Functions	Intersegment Eliminations	Total Consolidated
Revenue(a)	$18,402	$2,312	$1,602	$—	$(196)	$22,120
Operating costs and expenses	(9,714)	(961)	(769)	(2,892)	196	(14,140)
Merger-related and restructuring costs	—	—	—	(119)	—	(119)

OIBDA	$8,688	$1,351	$833	$(3,011)	$—	7,861

Depreciation						(3,155)
Amortization						(126)

Operating Income						$4,580

TIME WARNER CABLE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Year Ended December 31, 2012
	Residential Services Segment	Business Services Segment	Other Operations Segment	Shared Functions	Intersegment Eliminations	Total Consolidated
Revenue(a)	$18,175	$1,901	$1,460	$—	$(150)	$21,386
Operating costs and expenses	(9,463)	(779)	(614)	(2,856)	150	(13,562)
Merger-related and restructuring costs	—	—	—	(115)	—	(115)

OIBDA	$8,712	$1,122	$846	$(2,971)	$—	7,709

Depreciation						(3,154)
Amortization						(110)

Operating Income						$4,445

(a)	Revenue derived from outside the U.S. was insignificant in all periods presented. No single customer accounted for a significant amount of revenue in any period presented.

Intersegment Eliminations relates to the programming provided to the Residential Services and Business Services segments by the RSNs and local sports, news and lifestyle channels. These services are reflected as programming expense for the Residential Services and Business Services segments and as revenue for the Other Operations segment.

Intersegment revenue for the years ended December 31, 2014, 2013 and 2012 consisted of the following (in millions):

	Year Ended December 31,
	2014	2013	2012
Residential Services	$—	$—	$—
Business Services	—	—	—
Other Operations	244	196	150

Total intersegment revenue	$244	$196	$150

TIME WARNER CABLE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Revenue for the years ended December 31, 2014, 2013 and 2012 was derived from the following sources (in millions):

	Year Ended December 31,
	2014	2013	2012
Residential Services revenue:
Video	$10,002	$10,481	$10,917
High-speed data	6,428	5,822	5,090
Voice	1,932	2,027	2,104
Other	84	72	64

Total Residential Services revenue	18,446	18,402	18,175
Business Services revenue:
Video	365	347	323
High-speed data	1,341	1,099	912
Voice	511	421	306
Wholesale transport	415	251	184
Other	206	194	176

Total Business Services revenue	2,838	2,312	1,901
Other Operations revenue:
Advertising	1,127	1,019	1,053
Other	645	583	407

Total Other Operations revenue	1,772	1,602	1,460
Intersegment eliminations	(244)	(196)	(150)

Total revenue	$22,812	$22,120	$21,386

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

In March 2003, the interests in cable networks and filmed entertainment held by TWE were transferred to Time Warner and all of Time Warner’s interests in cable systems were transferred to the Company (the “TWE Restructuring”). Prior to the TWE Restructuring, TWE had various contingent commitments, including guarantees, related to the TWE non-cable businesses. In connection with the TWE Restructuring, some of these commitments were not transferred with their applicable non-cable business and they remain contingent commitments of TWE (and assumed by TWCE in connection with various internal reorganizations). Time Warner and its subsidiary, Warner Communications Inc., have agreed, on a joint and several basis, to indemnify TWCE from and against any and all of these contingent liabilities, but TWE (as assumed by TWCE) remains a party to these commitments.

TWC has cable franchise agreements containing provisions requiring the construction of cable plant and the provision of services to customers within the franchise areas. In connection with these obligations under existing franchise agreements, TWC obtains surety bonds or letters of credit guaranteeing performance to municipalities and public utilities and payment of insurance premiums. Such surety bonds and letters of credit as of December 31, 2014 and 2013 totaled $373 million. Payments under these arrangements are required only in the event of nonperformance. TWC does not expect that these contingent commitments will result in any amounts being paid in the foreseeable future.

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

The Company’s total rent expense, which primarily includes facility rental expense and pole attachment rental fees, was $298 million in 2014, $257 million in 2013 and $237 million in 2012. The Company has lease obligations under various operating leases including minimum lease obligations for real estate and operating equipment.

The minimum rental commitments under long-term operating leases during the next five years are $162 million in 2015, $156 million in 2016, $127 million in 2017, $108 million in 2018, $84 million in 2019 and $293 million thereafter.

The following table summarizes the Company’s aggregate contractual obligations outstanding as of December 31, 2014 under certain programming and content purchase agreements and various other contractual obligations (including amounts associated with data processing services, high-speed data connectivity, fiber-related and TWC Media obligations) and the estimated timing and effect that such obligations are expected to have on the Company’s liquidity and cash flows in future periods (in millions):

2015	$5,612
2016 - 2017	9,305
2018 - 2019	5,994
Thereafter	12,062

Total	$32,973

Programming and content purchases represent contracts that the Company has with cable television networks and broadcast stations to provide programming services to its subscribers. The amounts included above represent estimates of

TIME WARNER CABLE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

the future programming costs for these contract requirements and commitments based on subscriber numbers and tier placement as of December 31, 2014 applied to the per-subscriber rates contained in these contracts. Actual amounts due under such contracts may differ from the amounts above based on the actual subscriber numbers and tier placements. These amounts also include programming rights negotiated directly with content owners for distribution on TWC-owned channels or networks and commitments related to TWC’s role as an advertising and distribution sales agent for third party-owned channels or networks.

Minimum pension funding requirements have not been presented in the table above as such amounts have not been determined beyond 2014. The Company made no cash contributions to the qualified pension plans in 2014; however, the Company may make discretionary cash contributions to the qualified pension plans in 2015. For the nonqualified pension plan, the Company contributed $5 million during 2014 and will continue to make contributions in 2015 to the extent benefits are paid.

Legal Proceedings

Following the announcement of the Comcast merger on February 13, 2014, eight putative class action complaints challenging the merger were filed on behalf of purported TWC stockholders, seven in the Supreme Court of the State of New York, County of New York and one in the Court of Chancery of the State of Delaware. These complaints were captioned: Barrett v. Time Warner Cable Inc., et al. (N.Y. Sup. Ct.); Karl Graulich IRA v. Marcus, et al. (N.Y. Sup. Ct.); Wedeking v. Time Warner Cable Inc., et al. (N.Y. Sup. Ct.); Lassoff v. Time Warner Cable Inc., et al. (N.Y. Sup. Ct.); Thomas v. Marcus, et al. (N.Y. Sup. Ct.); Tangarone v. Time Warner Cable Inc., et al. (N.Y. Sup. Ct.); Louisiana Municipal Police Employees’ Retirement System v. Black, et al. (Del. Ch.); and Empire State Supply Corp. v. Time Warner Cable Inc., et al. (N.Y. Sup. Ct.). On March 25, 2014, the plaintiff in Tangarone v. Time Warner Cable Inc. voluntarily discontinued the action in the New York Supreme Court and re-filed the action in the Court of Chancery of the State of Delaware under the caption Tangarone v. Time Warner Cable Inc., et al. (Del. Ch.). Likewise, on March 26, 2014, the plaintiffs in Empire State Supply Corp. v. Time Warner Cable Inc., et al. voluntarily discontinued the action in the New York Supreme Court, and re-filed the action on March 27, 2014 in the Court of Chancery of the State of Delaware under the caption Empire State Supply Corp. v. Time Warner Cable Inc., et al. (Del. Ch.). On March 28, 2014, the plaintiffs in Louisiana Municipal Police Employees’ Retirement System v. Black, et al. (Del. Ch.) filed an amended complaint. On April 2, 2014, the Court orally granted a motion to consolidate the pending actions in the New York Supreme Court under the caption Barrett, et al. v. Time Warner Cable Inc., et al. (N.Y. Sup. Ct.), which the Court did formally by written order on April 15, 2014. On April 3, 2014, the plaintiffs in Barrett, et al. v. Time Warner Cable Inc., et al. (N.Y. Sup. Ct.) filed a consolidated amended complaint. The various complaints name as defendants the Company, the members of the Company’s Board of Directors, Comcast and Tango Acquisition Sub, Inc. (“Merger Sub”). The complaints assert that the members of the Company’s Board of Directors breached their fiduciary duties to the Company’s stockholders during the Comcast merger negotiations and by entering into the Merger Agreement and approving the Comcast merger, and that Comcast and Merger Sub aided and abetted such breaches of fiduciary duties. The complaints also allege that the Company and its Board of Directors failed to disclose in the registration statement related to the Comcast merger material facts relating to the merger. The complaints seek, among other relief, injunctive relief enjoining the shareholder vote on the Comcast merger, unspecified declaratory and equitable relief, compensatory damages in an unspecified amount, and costs and fees. On July 22, 2014, the parties to the litigation entered into a memorandum of understanding reflecting the terms of an agreement, subject to final approval by the New York Supreme Court and certain other conditions, to settle all of the outstanding litigation challenging the merger. The Company believes that the claims asserted against it in the lawsuits are without merit and, if the settlement does not receive final approval by the New York Supreme Court or otherwise is not consummated, intends to defend against the litigation vigorously.

On December 11, 2013, Constellation Technologies LLC, a wholly owned subsidiary of Rockstar Consortium US LP (“Rockstar”), filed a complaint in the U.S. District Court for the Eastern District of Texas alleging that the Company and its subsidiary, TWCE, infringe six patents purportedly relating to the Company’s use of various technologies, including

TIME WARNER CABLE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

switched digital technology for video delivery, Multiprotocol Label Switching (“MPLS”) networks and data routing techniques, Ethernet passive optical networks and IP Multimedia Subsystem (“IMS”) protocols to provide video, high-speed data and voice services. Rockstar acquired these patents and others from Nortel Networks Limited, a wholly owned subsidiary of Nortel Networks Corporation, in 2011. The plaintiff sought unspecified monetary damages. On January 3, 2014, the plaintiff filed an Amended Complaint, and on February 7, 2014, the Company moved to dismiss certain allegations in the Amended Complaint. On September 29, 2014, the court denied the Company’s motion to dismiss. On December 22, 2014, RPX Corporation, a patent risk management company, entered into an agreement with Rockstar and several of its affiliates to purchase approximately 4,000 patents owned by Rockstar, including the patents at issue in this litigation. Pursuant to the agreement, the Company received non-exclusive licenses to a portfolio of patents, including the patents at issue in this litigation, on terms that are not material to the Company. On January 29, 2015, the U.S. District Court for the Eastern District of Texas dismissed the lawsuit. The Company settled this lawsuit on terms that are not material to the Company.

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

On August 9, 2010, the plaintiffs in Michelle Downs and Laurie Jarrett, et al. v. Insight Communications Company, L.P. filed a second amended complaint in a purported class action in the U.S. District Court for the Western District of Kentucky alleging that Insight Communications Company, L.P. violated Section 1 of the Sherman Antitrust Act by tying the sales of premium cable television services to the leasing of set-top converter boxes, which is similar to the federal claim against the Company in In re: Set-Top Cable Television Box Antitrust Litigation, discussed above. The plaintiffs were seeking, among other things, unspecified treble monetary damages and an injunction to cease such alleged practices. On July 19, 2013, TWC filed a motion for summary judgment, which argued that Insight Communications Company, L.P. did not coerce the plaintiffs to lease a set-top converter box, a necessary element of the plaintiffs’ claim. On July 29, 2014, the court granted TWC’s summary judgment motion and entered judgment in TWC’s favor. On August 26, 2014, the plaintiffs filed a motion for reconsideration, which was denied on December 1, 2014. The plaintiffs did not appeal the grant of summary judgment, terminating the litigation.

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

TIME WARNER CABLE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

As part of the TWE Restructuring, Time Warner agreed to indemnify the Company from and against any and all liabilities relating to, arising out of or resulting from specified litigation matters brought against the TWE non-cable businesses (and assumed by TWCE in connection with various internal reorganizations). Although Time Warner has agreed to indemnify the Company against such liabilities, TWE (as assumed by TWCE) remains a named party in certain litigation matters.

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

19.	ADDITIONAL FINANCIAL INFORMATION

Other Current Assets

Other current assets as of December 31, 2014 and 2013 consisted of the following (in millions):

	December 31,
	2014	2013
Prepaid income taxes	$157	$142
Other prepaid expenses	208	155
Other current assets	26	34

Total other current assets	$391	$331

Other Current Liabilities

Other current liabilities as of December 31, 2014 and 2013 consisted of the following (in millions):

	December 31,
	2014	2013
Accrued interest	$486	$529
Accrued compensation and benefits	397	394
Accrued insurance	199	185
Accrued franchise fees	151	155
Accrued sales and other taxes	132	132
Other accrued expenses	448	442

Total other current liabilities	$1,813	$1,837

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

Interest Expense, Net

Interest expense, net, for the years ended December 31, 2014, 2013 and 2012 consisted of the following (in millions):

	Year Ended December 31,
	2014	2013	2012
Interest expense	$(1,419)	$(1,555)	$(1,614)
Interest income	—	3	8

Interest expense, net	$(1,419)	$(1,552)	$(1,606)

Other Income, Net

Other income, net, for the years ended December 31, 2014, 2013 and 2012 consisted of the following (in millions):

	Year Ended December 31,
	2014	2013	2012
Income from equity-method investments, net(a)	$33	$19	$454
Gain (loss) on equity award reimbursement obligation to Time Warner	1	(10)	(9)
Gain on sale of investment in Clearwire	—	—	64
Other investment losses(b)	—	—	(12)
Other	1	2	—

Other income, net	$35	$11	$497

(a)

Income from equity-method investments, net, in 2012 primarily consists of a pretax gain of $430 million associated with SpectrumCo’s sale of its advanced wireless spectrum licenses to Verizon Wireless (refer to Note 7 for further details).

(b)

Other investment losses in 2012 represents an impairment of the Company’s investment in Canoe Ventures LLC (“Canoe”), an equity-method investee. The impairment was recognized as a result of Canoe’s announcement during the first quarter of 2012 of a restructuring that significantly curtailed its operations.

TIME WARNER CABLE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Related Party Transactions

Transactions with related parties (i.e., equity-method investees) for the years ended December 31, 2014, 2013 and 2012 consisted of the following (in millions):

	Year Ended December 31,
	2014	2013	2012
Revenue	$6	$7	$9

Costs and expenses:
Programming and content	$(176)	$(205)	$(207)
Other operating	(21)	(20)	(24)

Total	$(197)	$(225)	$(231)

Supplemental Cash Flow Information

Additional financial information with respect to cash (payments) and receipts for the years ended December 31, 2014, 2013 and 2012 is as follows (in millions):

	Year Ended December 31,
	2014	2013	2012
Cash paid for interest	$(1,562)	$(1,740)	$(1,773)
Interest income received(a)	127	164	171

Cash paid for interest, net	$(1,435)	$(1,576)	$(1,602)

Cash paid for income taxes	$(366)	$(698)	$(554)
Cash refunds of income taxes	14	2	10

Cash paid for income taxes, net	$(352)	$(696)	$(544)

(a)	Interest income received includes amounts received under interest rate swap contracts.

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

The consolidated statement of cash flows for the years ended December 31, 2013 and 2012 does not reflect $51 million and $33 million, respectively, of common stock repurchases that were included in other current liabilities as of December 31, 2013 and 2012, respectively, for which payment was made in January 2014 and 2013, respectively.

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

TIME WARNER CABLE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

TIME WARNER CABLE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Condensed consolidating financial information is as follows (in millions):

Condensed Consolidating Balance Sheet as of December 31, 2014

	Parent Company	Guarantor Subsidiary	Non- Guarantor Subsidiaries	Eliminations	TWC Consolidated
ASSETS
Current assets:
Cash and equivalents	$481	$—	$226	$—	$707
Receivables, net	31	—	918	—	949
Receivables from affiliated parties	215	—	27	(242)	—
Deferred income tax assets	9	—	264	(4)	269
Other current assets	121	46	224	—	391

Total current assets	857	46	1,659	(246)	2,316
Investments in and amounts due from consolidated subsidiaries	44,790	46,401	7,641	(98,832)	—
Investments	—	51	13	—	64
Property, plant and equipment, net	—	28	15,962	—	15,990
Intangible assets subject to amortization, net	—	5	518	—	523
Intangible assets not subject to amortization	—	—	26,012	—	26,012
Goodwill	—	—	3,137	—	3,137
Other assets	385	—	74	—	459

Total assets	$46,032	$46,531	$55,016	$(99,078)	$48,501

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$—	$—	$567	$—	$567
Deferred revenue and subscriber-related liabilities	—	—	198	—	198
Payables to affiliated parties	27	212	3	(242)	—
Accrued programming and content expense	—	—	902	—	902
Current maturities of long-term debt	1,008	—	9	—	1,017
Other current liabilities	529	67	1,221	(4)	1,813

Total current liabilities	1,564	279	2,900	(246)	4,497
Long-term debt	20,564	2,061	76	—	22,701
Deferred income tax liabilities, net	23	214	12,323	—	12,560
Long-term payables to affiliated parties	7,641	14,702	—	(22,343)	—
Other liabilities	154	91	481	—	726
TWC shareholders’ equity:
Due to (from) TWC and subsidiaries	8,073	1,216	(9,289)	—	—
Other TWC shareholders’ equity	8,013	27,968	48,521	(76,489)	8,013

Total TWC shareholders’ equity	16,086	29,184	39,232	(76,489)	8,013
Noncontrolling interests	—	—	4	—	4

Total equity	16,086	29,184	39,236	(76,489)	8,017

Total liabilities and equity	$46,032	$46,531	$55,016	$(99,078)	$48,501

TIME WARNER CABLE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Condensed Consolidating Balance Sheet as of December 31, 2013

	Parent Company	Guarantor Subsidiary	Non- Guarantor Subsidiaries	Eliminations	TWC Consolidated
ASSETS
Current assets:
Cash and equivalents	$316	$—	$209	$—	$525
Receivables, net	63	1	890	—	954
Receivables from affiliated parties	158	—	28	(186)	—
Deferred income tax assets	5	9	320	—	334
Other current assets	120	42	169	—	331

Total current assets	662	52	1,616	(186)	2,144
Investments in and amounts due from consolidated subsidiaries	42,492	43,285	7,641	(93,418)	—
Investments	—	43	13	—	56
Property, plant and equipment, net	—	30	15,026	—	15,056
Intangible assets subject to amortization, net	—	6	546	—	552
Intangible assets not subject to amortization	—	—	26,012	—	26,012
Goodwill	—	—	3,196	—	3,196
Other assets	1,165	—	92	—	1,257

Total assets	$44,319	$43,416	$54,142	$(93,604)	$48,273

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$—	$—	$565	$—	$565
Deferred revenue and subscriber-related liabilities	—	—	188	—	188
Payables to affiliated parties	28	155	3	(186)	—
Accrued programming and content expense	—	—	869	—	869
Current maturities of long-term debt	1,758	—	9	—	1,767
Other current liabilities	591	67	1,179	—	1,837

Total current liabilities	2,377	222	2,813	(186)	5,226
Long-term debt	21,179	2,065	41	—	23,285
Deferred income tax liabilities, net	359	161	11,578	—	12,098
Long-term payables to affiliated parties	7,641	14,702	—	(22,343)	—
Other liabilities	140	89	488	—	717
TWC shareholders’ equity:
Due to (from) TWC and subsidiaries	5,680	453	(6,133)	—	—
Other TWC shareholders’ equity	6,943	25,724	45,351	(71,075)	6,943

Total TWC shareholders’ equity	12,623	26,177	39,218	(71,075)	6,943
Noncontrolling interests	—	—	4	—	4

Total equity	12,623	26,177	39,222	(71,075)	6,947

Total liabilities and equity	$44,319	$43,416	$54,142	$(93,604)	$48,273

TIME WARNER CABLE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Condensed Consolidating Statement of Operations for the Year Ended December 31, 2014

	Parent Company	Guarantor Subsidiary	Non- Guarantor Subsidiaries	Eliminations	TWC Consolidated
Revenue	$—	$—	$22,812	$—	$22,812
Costs and expenses:
Programming and content	—	—	5,294	—	5,294
Sales and marketing	—	—	2,192	—	2,192
Technical operations	—	—	1,530	—	1,530
Customer care	—	—	839	—	839
Other operating	—	—	4,729	—	4,729
Depreciation	—	—	3,236	—	3,236
Amortization	—	—	135	—	135
Merger-related and restructuring costs	66	—	159	—	225

Total costs and expenses	66	—	18,114	—	18,180

Operating Income (Loss)	(66)	—	4,698	—	4,632
Equity in pretax income of consolidated subsidiaries	3,516	4,842	—	(8,358)	—
Interest income (expense), net	(202)	(1,426)	209	—	(1,419)
Other income, net	—	6	29	—	35

Income before income taxes	3,248	3,422	4,936	(8,358)	3,248
Income tax provision	(1,217)	(1,284)	(1,287)	2,571	(1,217)

Net income	2,031	2,138	3,649	(5,787)	2,031
Less: Net income attributable to noncontrolling interests	—	—	—	—	—

Net income attributable to TWC shareholders	$2,031	$2,138	$3,649	$(5,787)	$2,031

Condensed Consolidating Statement of Comprehensive Income for the Year Ended December 31, 2014

	Parent Company	Guarantor Subsidiary	Non- Guarantor Subsidiaries	Eliminations	TWC Consolidated
Net income	$2,031	$2,138	$3,649	$(5,787)	$2,031
Change in accumulated unrealized losses on pension benefit obligation, net of tax	(369)	—	—	—	(369)
Change in accumulated deferred gains (losses) on cash flow hedges, net of tax	1	—	—	—	1

Other comprehensive loss	(368)	—	—	—	(368)

Comprehensive income	1,663	2,138	3,649	(5,787)	1,663
Less: Comprehensive income attributable to noncontrolling interests	—	—	—	—	—

Comprehensive income attributable to TWC shareholders	$1,663	$2,138	$3,649	$(5,787)	$1,663

TIME WARNER CABLE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Condensed Consolidating Statement of Operations for the Year Ended December 31, 2013

	Parent Company	Guarantor Subsidiary	Non- Guarantor Subsidiaries	Eliminations	TWC Consolidated
Revenue	$—	$—	$22,120	$—	$22,120
Costs and expenses:
Programming and content	—	—	4,950	—	4,950
Sales and marketing	—	—	2,048	—	2,048
Technical operations	—	—	1,500	—	1,500
Customer care	—	—	766	—	766
Other operating	—	—	4,876	—	4,876
Depreciation	—	—	3,155	—	3,155
Amortization	—	—	126	—	126
Merger-related and restructuring costs	—	3	116	—	119

Total costs and expenses	—	3	17,537	—	17,540

Operating Income (Loss)	—	(3)	4,583	—	4,580
Equity in pretax income of consolidated subsidiaries	3,273	3,659	—	(6,932)	—
Interest expense, net	(235)	(501)	(816)	—	(1,552)
Other income (expense), net	1	(5)	15	—	11

Income before income taxes	3,039	3,150	3,782	(6,932)	3,039
Income tax provision	(1,085)	(1,139)	(973)	2,112	(1,085)

Net income	1,954	2,011	2,809	(4,820)	1,954
Less: Net income attributable to noncontrolling interests	—	—	—	—	—

Net income attributable to TWC shareholders	$1,954	$2,011	$2,809	$(4,820)	$1,954

Condensed Consolidating Statement of Comprehensive Income for the Year Ended December 31, 2013

	Parent Company	Guarantor Subsidiary	Non- Guarantor Subsidiaries	Eliminations	TWC Consolidated
Net income	$1,954	$2,011	$2,809	$(4,820)	$1,954
Change in accumulated unrealized losses on pension benefit obligation, net of tax	604	—	—	—	604
Change in accumulated deferred gains (losses) on cash flow hedges, net of tax	104	—	—	—	104
Other changes	(1)	—	(1)	1	(1)

Other comprehensive income (loss)	707	—	(1)	1	707

Comprehensive income	2,661	2,011	2,808	(4,819)	2,661
Less: Comprehensive income attributable to noncontrolling interests	—	—	—	—	—

Comprehensive income attributable to TWC shareholders	$2,661	$2,011	$2,808	$(4,819)	$2,661

TIME WARNER CABLE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Condensed Consolidating Statement of Operations for the Year Ended December 31, 2012

	Parent Company	Guarantor Subsidiary	Non- Guarantor Subsidiaries	Eliminations	TWC Consolidated
Revenue	$—	$—	$21,386	$—	$21,386
Costs and expenses:
Programming and content	—	—	4,703	—	4,703
Sales and marketing	—	—	1,816	—	1,816
Technical operations	—	—	1,434	—	1,434
Customer care	—	—	741	—	741
Other operating	—	—	4,868	—	4,868
Depreciation	—	—	3,154	—	3,154
Amortization	—	—	110	—	110
Merger-related and restructuring costs	24	—	91	—	115

Total costs and expenses	24	—	16,917	—	16,941

Operating Income (Loss)	(24)	—	4,469	—	4,445
Equity in pretax income of consolidated subsidiaries	3,663	3,484	—	(7,147)	—
Interest expense, net	(309)	(307)	(990)	—	(1,606)
Other income, net	—	480	17	—	497

Income before income taxes	3,330	3,657	3,496	(7,147)	3,336
Income tax provision	(1,175)	(1,315)	(948)	2,261	(1,177)

Net income	2,155	2,342	2,548	(4,886)	2,159
Less: Net income attributable to noncontrolling interests	—	—	(4)	—	(4)

Net income attributable to TWC shareholders	$2,155	$2,342	$2,544	$(4,886)	$2,155

Condensed Consolidating Statement of Comprehensive Income for the Year Ended December 31, 2012

	Parent Company	Guarantor Subsidiary	Non- Guarantor Subsidiaries	Eliminations	TWC Consolidated
Net income	$2,155	$2,342	$2,548	$(4,886)	$2,159
Change in accumulated unrealized losses on pension benefit obligation, net of tax	(167)	—	—	—	(167)
Change in accumulated deferred gains (losses) on cash flow hedges, net of tax	63	—	—	—	63

Other comprehensive loss	(104)	—	—	—	(104)

Comprehensive income	2,051	2,342	2,548	(4,886)	2,055
Less: Comprehensive income attributable to noncontrolling interests	—	—	(4)	—	(4)

Comprehensive income attributable to TWC shareholders	$2,051	$2,342	$2,544	$(4,886)	$2,051

TIME WARNER CABLE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Condensed Consolidating Statement of Cash Flows for the Year Ended December 31, 2014

	Parent Company	Guarantor Subsidiary	Non- Guarantor Subsidiaries	Eliminations	TWC Consolidated
Cash provided (used) by operating activities	$(254)	$(1,345)	$7,949	$—	$6,350

INVESTING ACTIVITIES
Capital expenditures	—	—	(4,097)	—	(4,097)
Purchases of investments	—	(2)	—	—	(2)
Proceeds from sale, maturity and collection of investments	18	1	—	—	19
Acquisition of intangible assets	—	(3)	(36)	—	(39)
Other investing activities	—	(2)	29	—	27

Cash provided (used) by investing activities	18	(6)	(4,104)	—	(4,092)

FINANCING ACTIVITIES
Short-term borrowings, net	507	—	—	—	507
Repayments of long-term debt	(1,750)	—	—	—	(1,750)
Dividends paid	(857)	—	—	—	(857)
Repurchases of common stock	(259)	—	—	—	(259)
Proceeds from exercise of stock options	226	—	—	—	226
Excess tax benefit from equity-based compensation	141	—	—	—	141
Taxes paid in cash in lieu of shares issued for equity-based compensation	—	—	(76)	—	(76)
Net change in investments in and amounts due to and from consolidated subsidiaries	2,394	1,351	(3,745)	—	—
Other financing activities	(1)	—	(7)	—	(8)

Cash provided (used) by financing activities	401	1,351	(3,828)	—	(2,076)

Increase in cash and equivalents	165	—	17	—	182
Cash and equivalents at beginning of year	316	—	209	—	525

Cash and equivalents at end of year	$481	$—	$226	$—	$707

TIME WARNER CABLE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Condensed Consolidating Statement of Cash Flows for the Year Ended December 31, 2013

	Parent Company	Guarantor Subsidiary	Non- Guarantor Subsidiaries	Eliminations	TWC Consolidated
Cash provided (used) by operating activities	$(188)	$(595)	$6,536	$—	$5,753

INVESTING ACTIVITIES
Capital expenditures	—	—	(3,198)	—	(3,198)
Business acquisitions, net of cash acquired	—	(429)	6	—	(423)
Purchases of investments	(575)	(13)	—	—	(588)
Return of capital from investees	—	9	—	—	9
Proceeds from sale, maturity and collection of investments	726	—	—	—	726
Acquisition of intangible assets	—	(3)	(37)	—	(40)
Other investing activities	—	—	38	—	38

Cash provided (used) by investing activities	151	(436)	(3,191)	—	(3,476)

FINANCING ACTIVITIES
Repayments of long-term debt	(1,500)	—	—	—	(1,500)
Repayments of long-term debt assumed in acquisitions	—	—	(138)	—	(138)
Redemption of mandatorily redeemable preferred equity	—	(300)	—	—	(300)
Dividends paid	(758)	—	—	—	(758)
Repurchases of common stock	(2,509)	—	—	—	(2,509)
Proceeds from exercise of stock options	138	—	—	—	138
Excess tax benefit from equity-based compensation	92	—	1	—	93
Taxes paid in cash in lieu of shares issued for equity-based compensation	—	—	(68)	—	(68)
Net change in investments in and amounts due to and from consolidated subsidiaries	2,725	1,331	(4,056)	—	—
Other financing activities	(9)	—	(5)	—	(14)

Cash provided (used) by financing activities	(1,821)	1,031	(4,266)	—	(5,056)

Decrease in cash and equivalents	(1,858)	—	(921)	—	(2,779)
Cash and equivalents at beginning of year	2,174	—	1,130	—	3,304

Cash and equivalents at end of year	$316	$—	$209	$—	$525

TIME WARNER CABLE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Condensed Consolidating Statement of Cash Flows for the Year Ended December 31, 2012

	Parent Company	Guarantor Subsidiary	Non- Guarantor Subsidiaries	Eliminations	TWC Consolidated
Cash provided (used) by operating activities	$(191)	$(603)	$6,319	$—	$5,525

INVESTING ACTIVITIES
Capital expenditures	—	—	(3,095)	—	(3,095)
Business acquisitions, net of cash acquired	(1,350)	—	10	—	(1,340)
Purchases of investments	(150)	(17)	(40)	—	(207)
Return of capital from investees	—	1,112	88	—	1,200
Proceeds from sale, maturity and collection of investments	—	64	40	—	104
Acquisition of intangible assets	(3)	—	(34)	—	(37)
Investments in (distributions and sale proceeds from) consolidated subsidiaries	(33)	—	(392)	425	—
Other investing activities	—	—	30	—	30

Cash provided (used) by investing activities	(1,536)	1,159	(3,393)	425	(3,345)

FINANCING ACTIVITIES
Short-term borrowings, net	392	—	—	(392)	—
Proceeds from issuance of long-term debt	2,258	—	—	—	2,258
Repayments of long-term debt	(1,500)	(600)	—	—	(2,100)
Repayments of long-term debt assumed in acquisitions	—	—	(1,730)	—	(1,730)
Debt issuance costs	(26)	—	—	—	(26)
Dividends paid	(700)	—	—	—	(700)
Repurchases of common stock	(1,850)	—	—	—	(1,850)
Proceeds from exercise of stock options	140	—	—	—	140
Excess tax benefit from equity-based compensation	62	—	19	—	81
Taxes paid in cash in lieu of shares issued for equity-based compensation	—	—	(45)	—	(45)
Acquisition of noncontrolling interest	—	—	(32)	—	(32)
Net change in investments in and amounts due to and from consolidated subsidiaries	769	44	(780)	(33)	—
Other financing activities	(16)	—	(33)	—	(49)

Cash used by financing activities	(471)	(556)	(2,601)	(425)	(4,053)

Increase (decrease) in cash and equivalents	(2,198)	—	325	—	(1,873)
Cash and equivalents at beginning of year	4,372	—	805	—	5,177

Cash and equivalents at end of year	$2,174	$—	$1,130	$—	$3,304

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

Management conducted an evaluation of the effectiveness of the Company’s system of internal control over financial reporting as of December 31, 2014 based on the framework set forth in “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on its evaluation, management concluded that, as of December 31, 2014, the Company’s internal control over financial reporting is effective based on the specified criteria.

The Company’s internal control over financial reporting as of December 31, 2014 has been audited by the Company’s independent auditor, Ernst & Young LLP, a registered public accounting firm, as stated in their report at page 128 herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and

Shareholders of Time Warner Cable Inc.

We have audited the accompanying consolidated balance sheet of Time Warner Cable Inc. (the “Company”) as of December 31, 2014 and 2013, and the related consolidated statement of operations, comprehensive income, cash flows and equity for each of the three years in the period ended December 31, 2014. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Time Warner Cable Inc. at December 31, 2014 and 2013, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Time Warner Cable Inc.’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission “(2013 framework)” and our report dated February 13, 2015 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

New York, New York

February 13, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and

Shareholders of Time Warner Cable Inc.

We have audited Time Warner Cable Inc.’s (the “Company”) internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission “(2013 framework)” (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Time Warner Cable Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Time Warner Cable Inc. as of December 31, 2014 and 2013, and the related consolidated statement of operations, comprehensive income, cash flows and equity for each of the three years in the period ended December 31, 2014 of Time Warner Cable Inc. and our report dated February 13, 2015 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

New York, New York

February 13, 2015

TIME WARNER CABLE INC.

SELECTED FINANCIAL INFORMATION

The selected financial information set forth below as of December 31, 2014 and 2013 and for the years ended December 31, 2014, 2013 and 2012 has been derived from and should be read in conjunction with the audited consolidated financial statements and other financial information presented elsewhere herein. The selected financial information set forth below as of December 31, 2012, 2011 and 2010 and for the years ended December 31, 2011 and 2010 has been derived from audited consolidated financial statements not included herein. Capitalized terms are as defined and described in the consolidated financial statements or elsewhere herein.

	Year Ended December 31,
	2014	2013	2012	2011	2010
	(in millions, except per share data)
Selected Operating Statement Information:
Revenue	$22,812	$22,120	$21,386	$19,675	$18,868
Costs and expenses(a)	18,180	17,540	16,941	15,606	15,179

Operating Income(a)	4,632	4,580	4,445	4,069	3,689
Interest expense, net	(1,419)	(1,552)	(1,606)	(1,518)	(1,394)
Other income (expense), net(b)	35	11	497	(89)	(99)

Income before income taxes	3,248	3,039	3,336	2,462	2,196
Income tax provision(c)	(1,217)	(1,085)	(1,177)	(795)	(883)

Net income	2,031	1,954	2,159	1,667	1,313
Less: Net income attributable to noncontrolling interests	—	—	(4)	(2)	(5)

Net income attributable to TWC shareholders	$2,031	$1,954	$2,155	$1,665	$1,308

Net income per common share attributable to TWC common shareholders:
Basic	$7.21	$6.76	$6.97	$5.02	$3.67

Diluted	$7.17	$6.70	$6.90	$4.97	$3.64

Average common shares outstanding:
Basic	279.3	287.6	307.8	329.7	354.2

Diluted	283.0	291.7	312.4	335.3	359.5

Cash dividends declared per share	$3.00	$2.60	$2.24	$1.92	$1.60

(a)

Costs and expenses and Operating Income include merger-related and restructuring costs of $225 million in 2014, $119 million in 2013, $115 million in 2012, $70 million in 2011 and $52 million in 2010. Costs and expenses and Operating Income in 2011 includes a $60 million impairment charge on wireless assets that will no longer be utilized.

(b)

Other income (expense), net, includes income (losses) from equity-method investments of $33 million in 2014, $19 million in 2013, $454 million in 2012, $(88) million in 2011 and $(110) million in 2010. Income from equity-method investments in 2012 primarily consists of a pretax gain of $430 million associated with SpectrumCo’s sale of its advanced wireless spectrum licenses to Verizon Wireless. Other income (expense), net, in 2012 includes a $64 million gain on the sale of the Company’s investment in Clearwire.

(c)

Income tax provision in 2014 includes a benefit of $24 million as a result of the passage of the New York State budget during the first quarter of 2014 that, in part, lowers the New York State business tax rate beginning in 2016. Income tax provision in 2013 includes (i) a benefit of $77 million primarily related to changes in the tax rate applied to calculate the Company’s net deferred income tax liability as a result of changes in state tax apportionment factors and (ii) a benefit of $27 million resulting from income tax reform legislation enacted in North Carolina, which, along with other changes, phases in a reduction in North Carolina’s corporate income tax rate over several years. Income tax provision in 2012 includes (i) a benefit of $63 million related to a change in the tax rate applied to calculate the Company’s net deferred income tax liability as a result of an internal reorganization effective on September 30, 2012, (ii) a benefit of $47 million primarily related to a California state tax law change, (iii) a benefit of $46 million related to the reversal of a valuation allowance against a deferred income tax asset associated with the Company’s investment in Clearwire and (iv) a charge of $15 million related to the recording of a deferred income tax liability associated with a partnership basis difference. During the fourth quarter of 2011, TWC completed its income tax returns for the 2010 taxable year, its first full-year income tax returns subsequent to the Company’s separation from Time Warner, reflecting the income tax positions and state tax apportionments of TWC as a standalone taxpayer. Based on these returns, the Company concluded that an approximate 65 basis point change in the estimate of the effective tax rate applied to calculate its net deferred income tax liability was required. As a result, TWC recorded a noncash income tax benefit of $178 million during the fourth quarter of 2011. Additionally, income tax provision in 2011 includes net income tax expense of $14 million as a result of the impact of the reversal of deferred income tax assets associated with Time Warner stock option awards held by TWC employees, net of excess tax benefits realized upon the exercise of TWC stock options or vesting of TWC RSUs. Income tax provision in 2010 includes net income tax expense of $68 million as a result of the impact of the reversal of deferred income tax assets associated with Time Warner stock option awards held by TWC employees, net of excess tax benefits realized upon the exercise of TWC stock options or vesting of TWC RSUs.

TIME WARNER CABLE INC.

SELECTED FINANCIAL INFORMATION—(Continued)

	December 31,
	2014	2013	2012	2011	2010
	(in millions)
Selected Balance Sheet Information:
Cash and equivalents	$707	$525	$3,304	$5,177	$3,047
Total assets	48,501	48,273	49,809	48,276	45,822
Total debt(a)	23,718	25,052	26,689	26,442	23,121
Mandatorily redeemable preferred equity	—	—	300	300	300

(a)	Total debt includes $1.017 billion, $1.767 billion, $1.518 billion and $2.122 billion of debt due within one year as of December 31, 2014, 2013, 2012 and 2011, respectively.

TIME WARNER CABLE INC.

QUARTERLY FINANCIAL INFORMATION

(Unaudited)

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
	(in millions, except per share data)
2014(a)
Revenue	$5,582	$5,726	$5,714	$5,790
Operating Income	1,092	1,163	1,151	1,226
Net income	479	499	499	554
Net income attributable to TWC shareholders	479	499	499	554
Net income per common share attributable to TWC common shareholders:
Basic(b)	1.71	1.77	1.77	1.96
Diluted(b)	1.70	1.76	1.76	1.95
Average common shares outstanding:
Basic	277.8	278.8	279.8	280.6
Diluted	281.8	282.4	283.5	284.2
Common stock—high	147.28	148.20	155.32	155.95
Common stock—low	130.53	132.58	142.90	128.78
Cash dividends declared per share	0.75	0.75	0.75	0.75

2013(a)
Revenue	$5,475	$5,550	$5,518	$5,577
Operating Income	1,060	1,187	1,160	1,173
Net income	401	481	532	540
Net income attributable to TWC shareholders	401	481	532	540
Net income per common share attributable to TWC common shareholders:
Basic(b)	1.35	1.65	1.86	1.92
Diluted(b)	1.34	1.64	1.84	1.89
Average common shares outstanding:
Basic	295.1	289.6	285.0	280.8
Diluted	299.4	293.3	289.0	285.2
Common stock—high	102.00	113.06	120.93	139.85
Common stock—low	84.57	89.81	106.01	108.88
Cash dividends declared per share	0.65	0.65	0.65	0.65

(a)	The following items impact the comparability of results from period to period:

2014: During the quarter ended March 31, 2014, the Company recognized a $24 million income tax benefit as a result of the passage of the New York State budget during the first quarter of 2014 that, in part, lowers the New York State business tax rate beginning in 2016.

2013: During the quarter ended December 31, 2013, the Company recognized an income tax benefit of $45 million primarily related to changes in the tax rate applied to calculate the Company’s net deferred income tax liability as a result of changes to state tax apportionment factors. During the quarter ended September 30, 2013, the Company recognized (i) a $32 million income tax benefit primarily related to changes in the tax rate applied to calculate the Company’s net deferred income tax liability as a result of changes to state tax apportionment factors and (ii) a $27 million income tax benefit resulting from income tax reform legislation enacted in North Carolina, which, along with other changes, phases in a reduction in North Carolina’s corporate income tax rate over several years.

(b)

Per common share amounts for the quarters and full years have each been calculated separately. Accordingly, quarterly amounts may not sum to the annual amounts due to differences in the weighted-average common shares outstanding during each period.

EXHIBIT INDEX

Pursuant to Item 601 of Regulation S-K

Exhibit Number	Description

2.1

Agreement and Plan of Merger, dated as of February 12, 2014, among Time Warner Cable Inc. (“TWC” or the “Company”), Comcast Corporation and Tango Acquisition Sub, Inc. (incorporated herein by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K dated February 12, 2014 and filed with the Securities and Exchange Commission (the “SEC”) on February 13, 2014 (the “TWC February 13, 2014 Form 8-K”)).

2.2

Voting Agreement, dated as of February 12, 2014 among TWC, Brian L. Roberts, BRCC Holdings LLC, Irrevocable Deed of Trust of Brian L. Roberts for Children and Other Issue dated June 10, 1998 and Irrevocable Deed of Trust of Ralph J. Roberts for Brian L. Roberts and Other Beneficiaries dated May 11, 1993 (incorporated herein by reference to Exhibit 2.2 to the TWC February 13, 2014 Form 8-K).

2.3

Agreement and Plan of Merger, dated as of August 15, 2011, by and among TWC, Derby Merger Sub Inc., Insight Communications Company, Inc. and Carlyle CIM Agent, L.L.C. (incorporated herein by reference to Exhibit 2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011 and filed with the SEC on October 27, 2011).

3.1

Second Amended and Restated Certificate of Incorporation of TWC, as filed with the Secretary of State of the State of Delaware on March 12, 2009 (incorporated herein by reference to Exhibit 3.1 to Amendment No. 1 to TWC’s Registration Statement on Form 8-A filed with the SEC on March 12, 2009 (the “TWC March 2009 Form 8-A”)).

3.2

Amendment to Second Amended and Restated Certificate of Incorporation of TWC, as filed with the Secretary of State of the State of Delaware on March 12, 2009 (incorporated herein by reference to Exhibit 3.2 to the TWC March 2009 Form 8-A).

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

Exhibit Number	Description

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

Exhibit Number	Description

4.15

Indenture, dated as of April 9, 2007, among the Company, TW NY, TWE and The Bank of New York, as trustee (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated April 4, 2007 and filed with the SEC on April 9, 2007 (the “TWC April 4, 2007 Form 8-K”)).

4.16

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

4.18	Form of 5.85% Exchange Notes due 2017 (included as Exhibit B to the First Supplemental Indenture incorporated herein by reference to Exhibit 4.2 to the TWC April 4, 2007 Form 8-K).
4.19	Form of 6.55% Exchange Debentures due 2037 (included as Exhibit C to the First Supplemental Indenture incorporated herein by reference to Exhibit 4.2 to the TWC April 4, 2007 Form 8-K).
4.20

Form of 6.75% Notes due 2018 (incorporated herein by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K dated June 16, 2008 and filed with the SEC on June 19, 2008 (the “TWC June 16, 2008 Form 8-K”)).

4.21	Form of 7.30% Debentures due 2038 (incorporated herein by reference to Exhibit 4.3 to the TWC June 16, 2008 Form 8-K).
4.22	Form of 8.75% Notes due 2019 (incorporated herein by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K dated November 13, 2008 and filed with the SEC on November 18, 2008).
4.23	Form of 8.25% Notes due 2019 (incorporated herein by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K dated March 23, 2009 and filed with the SEC on March 26, 2009).
4.24	Form of 6.75% Debentures due 2039 (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated June 24, 2009 and filed with the SEC on June 29, 2009).
4.25

Form of 3.5% Notes due 2015 (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated December 8, 2009 and filed with the SEC on December 11, 2009 (the “TWC December 8, 2009 Form 8-K”)).

4.26	Form of 5.0% Notes due 2020 (incorporated herein by reference to Exhibit 4.2 to the TWC December 8, 2009 Form 8-K).
4.27

Form of 4.125% Notes due 2021 (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated November 9, 2010 and filed with the SEC on November 15, 2010 (the “TWC November 9, 2010 Form 8-K”)).

4.28	Form of 5.875% Debentures due 2040 (incorporated herein by reference to Exhibit 4.2 to the TWC November 9, 2010 Form 8-K).
4.29	Form of 5.75% Note due 2031 (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated and filed with the SEC on May 26, 2011).
4.30

Form of 4% Note due 2021 (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated September 7, 2011 and filed with the SEC on September 12, 2011 (the “TWC September 7, 2011 Form 8-K”)).

4.31	Form of 5.5% Debenture due 2041 (incorporated herein by reference to Exhibit 4.2 to the TWC September 7, 2011 Form 8-K).
4.32	Form of 4.5% Debenture due 2042 (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated August 7, 2012 and filed with the SEC on August 10, 2012).
4.33	Form of 5.25% Note due 2042 (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated and filed with the SEC on June 27, 2012).

Exhibit Number	Description

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

Exhibit Number	Description

10.13	Second Amended and Restated Tax Matters Agreement, dated May 20, 2008, between the Company and Time Warner (incorporated herein by reference to Exhibit 99.2 to the TWC May 20, 2008 Form 8-K).
10.14

Employment Agreement, entered into on, and effective as of, July 25, 2013, between the Company and Robert D. Marcus (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated July 25, 2013 and filed with the SEC on July 29, 2013).

10.15

Employment Agreement, effective as of February 16, 2012, between Time Warner Cable Inc. and Marc Lawrence-Apfelbaum (incorporated herein by reference to Exhibit 10 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 and filed with the SEC on April 26, 2012).

10.16

Employment Agreement, effective as of May 2, 2013, between the Company and Arthur T. Minson, Jr. (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated April 29, 2013 and filed with the SEC on April 30, 2013).

10.17

Employment Agreement, dated December 4, 2013 and effective as of January 13, 2014, between the Company and Dinesh C. Jain (incorporated herein by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K dated December 4, 2013 and filed with the SEC on December 6, 2013).

10.18

Time Warner Cable Inc. 2006 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.45 to the Company’s Current Report on Form 8-K dated February 13, 2007 and filed with the SEC on February 13, 2007).

10.19

Time Warner Cable Inc. 2006 Stock Incentive Plan, as amended, effective March 12, 2009 (incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009).

10.20	Time Warner Cable Inc. 2011 Stock Incentive Plan (incorporated herein by reference to Annex A to TWC’s definitive Proxy Statement dated April 6, 2011 and filed with the SEC on April 6, 2011).
10.21	Time Warner Cable Inc. 2012 Annual Bonus Plan (incorporated by reference to Annex A to the Company’s definitive Proxy Statement dated April 3, 2012 and filed with the SEC on April 3, 2012).
10.22	Form of Non-Qualified Stock Option Agreement, used through 2009 (incorporated herein by reference to Exhibit 10.46 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006).
10.23	Form of Non-Qualified Stock Option Agreement, used commencing in 2010 (incorporated herein by reference to Exhibit 10.50 to the TWC 2009 Form 10-K).
10.24

Form of Non-Qualified Stock-Option Agreement, used commencing June 30, 2011 (incorporated herein by reference to Exhibit 10.55 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 (the “TWC 2011 Form 10-K”)).

10.25

Form of Non-Qualified Stock-Option Agreement, used commencing in 2013 (incorporated herein by reference to Exhibit 10.47 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 (the “TWC 2012 Form 10-K”)).

10.26

Form of Performance-Based Non-Qualified Stock Option Agreement, used commencing in 2011 (incorporated herein by reference to Exhibit 10.51 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 (the “TWC 2010 Form 10-K”)).

10.27	Form of Performance-Based Non-Qualified Stock Option Agreement, used commencing in 2012 (incorporated herein by reference to Exhibit 10.57 to the TWC 2011 Form 10-K).
10.28	Form of Performance-Based Non-Qualified Stock Option Agreement, used commencing in 2013 (incorporated herein by reference to Exhibit 10.50 to the TWC 2012 Form 10-K).
10.29

Form of Restricted Stock Units Agreement, as amended through December 14, 2007, used through 2009 (incorporated herein by reference to Exhibit 10.40 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 (the “TWC 2007 Form 10-K”)).

10.30	Form of Restricted Stock Units Agreement, used commencing in 2010 (incorporated herein by reference to Exhibit 10.52 to the TWC 2009 Form 10-K).

Exhibit Number	Description

10.31	Addendum to Restricted Stock Units Agreement (applicable to certain officers), used commencing in 2010 (incorporated herein by reference to Exhibit 10.53 to the TWC 2009 Form 10-K).
10.32	Form of Restricted Stock Units Agreement, used commencing in 2013 (incorporated herein by reference to Exhibit 10.54 to the TWC 2012 Form 10-K).
10.33

Form of Restricted Stock Units Agreement and Addendum thereto, used commencing in 2014 (incorporated herein by reference to Exhibit 10.44 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 (the “TWC 2013 Form 10-K”)).

10.34

Form of Special Restricted Stock Units Agreement (2015), Notice of Grant and Addendum thereto (incorporated herein by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014 and filed with the SEC on April 24, 2014 (the “TWC March 31, 2014 Form 10-Q”)).

10.35	Form of Special Restricted Stock Units Agreement (2016), Notice of Grant and Addendum thereto (incorporated herein by reference to Exhibit 10.4 to the TWC March 31, 2014 Form 10-Q).
10.36	Form of Performance-Based Restricted Stock Units Agreement and Addendum thereto, used commencing in 2011 (incorporated herein by reference to Exhibit 10.55 to the TWC 2010 Form 10-K).
10.37	Form of Performance-Based Restricted Stock Units Agreement and Addendum thereto, used commencing in 2012 (incorporated herein by reference to Exhibit 10.63 to the TWC 2011 Form 10-K).
10.38	Form of Performance-Based Restricted Stock Units Agreement, used commencing in 2013 (incorporated herein by reference to Exhibit 10.57 to the TWC 2012 Form 10-K).
10.39	Form of Performance-Based Restricted Stock Units Agreement, used commencing in 2014 (incorporated herein by reference to Exhibit 10.48 to the TWC 2013 Form 10-K).
10.40	Form of Restricted Stock Units Agreement for Non-Employee Directors, as amended through December 14, 2007, used through 2009 (incorporated by reference to Exhibit 10.41 of the TWC 2007 Form 10-K).
10.41	Form of Restricted Stock Units Agreement for Non-Employee Directors, used commencing in 2010 (incorporated herein by reference to Exhibit 10.55 of the TWC 2009 Form 10-K).
10.42	Form of Notices of Grant of Restricted Stock Units for Non-Employee Directors, used commencing in 2011 (incorporated here by reference to Exhibit 10.58 to the TWC 2010 Form 10-K).
10.43	Form of Restricted Stock Units Agreement for Non-Employee Directors, used commencing in 2012 (incorporated herein by reference to Exhibit 10.67 to the TWC 2011 Form 10-K).
10.44	Form of Deferred Stock Units Agreement for Non-Employee Directors (incorporated herein by reference to Exhibit 10.48 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008).
10.45

Amendment Number 1 to Restricted Stock Unit Agreements and Stock Option Agreements under the Time Warner Cable Inc. 2006 Stock Incentive Plan and 2011 Stock Incentive Plan (no Addendum) (incorporated herein by reference to Exhibit 10.54 to the TWC 2013 Form 10-K).

10.46

Amendment Number 1 to Restricted Stock Unit Agreements and Stock Option Agreements under the Time Warner Cable Inc. 2006 Stock Incentive Plan and 2011 Stock Incentive Plan (with Addendum) (incorporated herein by reference to Exhibit 10.55 to the TWC 2013 Form 10-K).

10.47	Description of Director Compensation (incorporated herein by reference to the section titled “Director Compensation” in the Company’s Proxy Statement dated April 29, 2014).
10.48

Letter dated January 28, 2015 among Comcast Corporation, Tango Acquisition Sub, Inc. and TWC (incorporated herein by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K dated January 28, 2015 and filed with the SEC on January 29, 2015).

10.49

Consent dated as of April 25, 2014 between Comcast Corporation and Time Warner Cable Inc. (incorporated herein by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K dated April 25, 2014 and filed with the SEC on April 28, 2014).

21*	Subsidiaries of the Company.
23*	Consent of Ernst & Young LLP.

Exhibit Number	Description

31.1*

Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

31.2*

Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

32†

Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

101

The following financial information from the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, filed with the SEC on February 13, 2015, formatted in eXtensible Business Reporting Language:

(i) Consolidated Balance Sheet as of December 31, 2014 and December 31, 2013, (ii) Consolidated Statement of Operations for the years ended December 31, 2014, 2013 and 2012, (iii) Consolidated Statement of Comprehensive Income for the years ended December 31, 2014, 2013 and 2012, (iv) Consolidated Statement of Cash Flows for the years ended December 31, 2014, 2013 and 2012, (v) Consolidated Statement of Equity for the years ended December 31, 2014, 2013 and 2012 and (vi) Notes to Consolidated Financial Statements.

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