Form 10-K/A
period 2014-12-31
TIME WARNER CABLE INC.
filed 2015-04-27
CIK 1377013

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

(Amendment No. 1)

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

DOCUMENTS INCORPORATED BY REFERENCE

None

EXPLANATORY NOTE

On February 13, 2015, Time Warner Cable Inc. (together with its subsidiaries, “TWC” or the “Company”) filed its Annual Report on Form 10-K for the fiscal year ended December 31, 2014 (the “Original Form 10-K”). This Amendment No. 1 on Form 10-K/A (the “Form 10-K/A”) amends Part III, Items 10 through 14 of the Original Form 10-K to include information previously omitted from the Original Form 10-K in reliance on General Instructions G(3) to Form 10-K. TWC is filing this Form 10-K/A because it will not file its definitive proxy statement within 120 days after the end of its fiscal year ended December 31, 2014.

In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), certifications by TWC’s principal executive officer and principal financial officer are filed as exhibits to this Form 10-K/A under Item 15 of Part IV hereof.

Except as described above, this Form 10-K/A does not modify or update disclosure in, or exhibits to, the Original Form 10-K. Furthermore, this Form 10-K/A does not change any previously reported financial results, nor does it reflect events occurring after the date of the Original Form 10-K. Information not affected by this Form 10-K/A remains unchanged and reflects the disclosures made at the time the Original Form 10-K was filed.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Executive Officers.

For information relating to the Company’s executive officers, please see “Executive Officers of the Company” in Part I of the Original Form 10-K.

Directors.

Set forth below are the principal occupation and certain other information, as of April 15, 2015, about each of the twelve directors currently serving on the Company’s Board of Directors (the “Board”).

Name	Age	Principal Occupation During the Past Five Years

Carole Black	71

Former President and Chief Executive Officer, Lifetime Entertainment Services.    Ms. Black served as the President and Chief Executive Officer of Lifetime Entertainment Services, a multi-media brand for women, including Lifetime Network, Lifetime Movie Network, Lifetime Real Women Network, Lifetime Online and Lifetime Home Entertainment, from March 1999 to March 2005. Prior to that, Ms. Black served as the President and General Manager of NBC4, Los Angeles, a commercial television station, from 1994 to 1999, and in various marketing-related positions at The Walt Disney Company, a media and entertainment company, from 1986 to 1993. Ms. Black has served as a director since July 2006 and also served as director of Herbalife, Ltd. from 2011 through April 2014.

Ms. Black has broad experience as the former president and chief executive officer of a large media and entertainment company, and her extensive experience in television programming, marketing and cable, media and entertainment business provides her with a strong understanding of the Company’s business and its competitive environment.

Name	Age	Principal Occupation During the Past Five Years

Thomas H. Castro	60

President and Chief Executive Officer, El Dorado Capital, LLC.    Mr. Castro is the founder of El Dorado Capital, LLC, a private equity investment firm, and has served as its President and Chief Executive Officer since December 2008. He is also the founder of IMB Development Corporation, a private equity investment firm, and has served as its Managing Director since January 2012. Previously, he was the co-founder and Chief Executive Officer of Border Media Partners, LLC, a radio broadcasting company that primarily targets Hispanic listeners in Texas, from 2002 to 2007 and its Vice Chairman through 2008. Prior to that, Mr. Castro, an entrepreneur, owned and operated other radio stations and founded a company that exported oil field equipment to Mexico. Mr. Castro has served as a director since July 2006.

These experiences have provided Mr. Castro with significant operating, financial, advertising and regulatory experience as well as an in-depth understanding of the Company’s business and industry. In addition, through his entrepreneurial experience and community work, Mr. Castro brings an appreciation and awareness of issues important to the Hispanic community, an increasingly important customer base for the Company.

David C. Chang	73

Professor Emeritus, Polytechnic Institute of New York University and Chairman and Chief Executive Officer, The Global Maximum Educational Opportunities, Inc.    Dr. Chang co-founded The Global Maximum Educational Opportunities, Inc. (“G-MEO”), which provides study abroad programs in China for U.S. undergraduate students, in 2011 and became its Chairman and Chief Executive Officer in August 2013. He also became Professor Emeritus of Polytechnic Institute of New York University (formerly known as Polytechnic University) in July 2013, after having served as its Chancellor from July 2005 and its President and a Professor of Electrical and Computer Engineering from 1994. Prior to that, he was Dean of the College of Engineering and Applied Sciences at Arizona State University. Dr. Chang has served as a director since March 2003 and served as an independent director of American Television and Communications Corporation (a predecessor of the Company) from 1986 to 1992. He is also a director of AXT, Inc.

Dr. Chang has significant technology and managerial experience as well as historical perspective and understanding of the Company through his longstanding board service, first as a director of American Television and Communications Corporation and then as a director of the Company.

James E. Copeland, Jr.	70

Former Chief Executive Officer of Deloitte & Touche USA LLP and Deloitte Touche Tohmatsu Limited and Former Global Scholar, Robinson School of Business, Georgia State University.    Mr. Copeland served as a Global Scholar at the Robinson School of Business at Georgia State University from 2003 through 2007. Prior to that, Mr. Copeland served as the Chief Executive Officer of Deloitte & Touche USA LLP, a public accounting firm, and Deloitte Touche Tohmatsu Limited, its global parent, from 1999 to May 2003. Prior to that, Mr. Copeland served in various positions at Deloitte & Touche and its predecessors from 1967. Mr. Copeland has served as a director since July 2006 and is also a director of ConocoPhillips and Equifax, Inc.

Mr. Copeland has substantial accounting, regulatory and business experience from his distinguished career in the accounting profession. He has extensive technical accounting expertise as well as experience managing a leading accounting firm and working with regulators to develop and apply accounting policy. In addition, Mr. Copeland has experience serving on audit committees of other public companies.

Name	Age	Principal Occupation During the Past Five Years

Peter R. Haje	80

Legal and Business Consultant and Private Investor.    Mr. Haje has served as a legal and business consultant and private investor since he retired from service as an executive officer of Time Warner in January 2000. Prior to that, he served as the Executive Vice President and General Counsel of Time Warner from October 1990, adding the title of Secretary in May 1993. He also served as the Executive Vice President and General Counsel of Time Warner Entertainment Company, L.P. (“TWE”), a former subsidiary of the Company, from June 1992 until 1999. Prior to his service to Time Warner, Mr. Haje was a partner of the law firm of Paul, Weiss, Rifkind, Wharton & Garrison LLP for more than 20 years. Mr. Haje has served as a director since July 2006 and as the lead director from March 2009 to May 2012.

Mr. Haje has substantial experience guiding various aspects of corporate legal and executive compensation matters as well as in the cable, media and entertainment industry from his service as the chief legal officer at Time Warner and as a member of a premier law firm. Mr. Haje also has significant historical perspective and knowledge of the Company through his long service at Time Warner.

Donna A. James	57

Consultant, Business Advisor and Managing Director, Lardon & Associates LLC.

Ms. James has served as a consultant, business advisor and managing director of Lardon & Associates LLC, a business and executive advisory services firm, since April 2006. Prior to that, Ms. James served as President of Nationwide Strategic Investments, a division of Nationwide Mutual Insurance Company (“Nationwide Mutual”), a financial services and insurance company, from 2003, and as Executive Vice President and Chief Administrative Officer of Nationwide Mutual from 2000. Ms. James also served as Chair of the National Women’s Business Council, an appointment by President Obama, from October 2010 to May 2013. Ms. James has served as a director since March 2009 and is also a director of L Brands, Inc. (formerly known as Limited Brands, Inc.) and Marathon Petroleum Corporation. Ms. James previously served as a director of CNO Financial Group, Inc. from 2007 until May 2011 and Coca-Cola Enterprises Inc. from 2005 until April 2012.

Ms. James has significant finance, accounting and human resources experience. In addition, Ms. James’s service on other public company boards contributes to her knowledge of public company matters, including corporate governance and public affairs.

Don Logan	71

Investor.    Mr. Logan served as the Chairman of the Company’s Board of Directors from February 2006 until March 2009. He currently invests in a variety of media, entertainment and sports entities. He served as Chairman of Time Warner’s Media & Communications Group from July 2002 through December 2005. Prior to assuming that position, he was Chairman and Chief Executive Officer of Time Inc., then Time Warner’s publishing subsidiary, from 1994 to July 2002 and was its President and Chief Operating Officer from 1992 to 1994. Prior to that, Mr. Logan held various executive positions with Southern Progress Corporation, which was acquired by Time Inc. in 1985. Mr. Logan has served as a director since March 2003.

Mr. Logan has substantial business, finance and accounting experience as well as extensive knowledge of the media and entertainment industry. In addition, Mr. Logan oversaw Time Warner’s investment in the Company as Chairman of Time Warner’s Media and Communications Group, and he has a deep understanding of the Company’s business.

Name	Age	Principal Occupation During the Past Five Years

Robert D. Marcus	49

Chairman and Chief Executive Officer of the Company.    Mr. Marcus has served as the Company’s Chairman and Chief Executive Officer since January 1, 2014. Prior to that, Mr. Marcus served as the Company’s President and Chief Operating Officer from December 2010 and Senior Executive Vice President and Chief Financial Officer from January 2008 to December 2010, having served as Senior Executive Vice President from August 2005. Mr. Marcus joined the Company from Time Warner, where he had served as Senior Vice President, Mergers and Acquisitions from 2002 and as Vice President of Mergers and Acquisitions from 1998. Mr. Marcus has served as a director since July 2013 and is also a director of Equifax, Inc.

Mr. Marcus has substantial business, legal, finance and accounting experience developed through his career at the Company and Time Warner. As a result of his experience, Mr. Marcus possesses a deep understanding of the Company’s business and the cable industry.

N.J. Nicholas, Jr.	75

Investor.    Mr. Nicholas is an investor. From 1964 until 1992, Mr. Nicholas held various positions at Time Inc. and Time Warner. He was named President of Time Inc. in 1986 and served as Co-Chief Executive Officer of Time Warner from 1990 to 1992. Mr. Nicholas has served as a director since March 2003 and as lead director since March 2012. He is also a director of Boston Scientific Corporation. Mr. Nicholas served as a director of Xerox Corporation from 1987 until May 2012.

Mr. Nicholas has substantial executive experience as well as extensive experience in the media and entertainment field developed through his nearly 30 years at Time Warner and Time Inc. Mr. Nicholas also possesses valuable corporate governance experience from his longstanding service on other public company boards.

Wayne H. Pace	68

Former Executive Vice President and Chief Financial Officer, Time Warner.    Mr. Pace served as Executive Vice President and Chief Financial Officer of Time Warner from November 2001 through December 2007, and served as Executive Vice President and Chief Financial Officer of TWE from November 2001 until October 2004. He was Vice Chairman and Chief Financial and Administrative Officer of Turner Broadcasting System, Inc., a cable programming subsidiary of Time Warner (“TBS”), from March 2001 to November 2001 and held various other executive positions at TBS, including Chief Financial Officer, from 1993 to 2001. Prior to that, Mr. Pace was an audit partner with Price Waterhouse, now PricewaterhouseCoopers LLP, an international accounting firm. Mr. Pace has served as a director since March 2003.

Mr. Pace has substantial business, finance and accounting experience developed during his nearly fifteen years with Time Warner and TBS and, prior to that, Price Waterhouse. Mr. Pace also brings an extensive knowledge of the Company’s business and financial condition to the Board.

Name	Age	Principal Occupation During the Past Five Years

Edward D. Shirley	58

Former President and Chief Executive Officer, Bacardi Limited.    Mr. Shirley served as the President and Chief Executive Officer of Bacardi Limited, a spirits company, from March 2012 to April 2014. Prior to that, he served as Vice Chairman of Global Beauty and Grooming, a business unit of The Procter & Gamble Company, a consumer goods company (“Procter & Gamble”), from July 2008 through June 2011 and as Vice Chair on Special Assignment from July 2011 through December 2011. Prior to that, he served as Group President, North America of Procter & Gamble from April 2006 and held several senior executive positions with The Gillette Company, a consumer goods company, which was acquired by Procter & Gamble in 2005. Mr. Shirley has served as a director since March 2009.

Mr. Shirley has substantial executive and marketing experience developed as President and Chief Executive Officer of large consumer products companies and during more than 30 years as a senior executive at Procter & Gamble and The Gillette Company. The Company operates in an extremely competitive industry, and Mr. Shirley brings valuable marketing experience and perspective to the Board.

John E. Sununu	50

Former U.S. Senator, New Hampshire.    Senator Sununu has served as a Senior Policy Advisor for Akin Gump Strauss Hauer & Feld LLP, a law firm, since July 2010. He served as a U.S. Senator from New Hampshire from January 2003 to 2009. He was a member of the Committees on Banking, Commerce, Finance and Foreign Relations, and he was appointed the Congressional Representative to the United Nations General Assembly. Prior to his election to the Senate, he represented New Hampshire’s First District in the U.S. House of Representatives from 1997 to 2003. Prior to serving in Congress, he served as the Chief Financial Officer of Teletrol Systems, Inc., a manufacturer of building control systems, from 1993 to 1996. Senator Sununu has served as a director since March 2009 and is also a director of Boston Scientific Corporation.

Senator Sununu has significant legislative, regulatory and financial experience. The Company’s business is subject to extensive regulation, and Senator Sununu provides legislative and regulatory insight. He also possesses corporate governance experience from his service on another public company board.

In addition to the qualifications identified above, several of the directors have substantial experience in the cable, media and entertainment industries, including Messrs. Castro, Chang, Haje, Logan, Marcus, Nicholas and Pace and Ms. Black. Messrs. Haje, Logan, Marcus, Nicholas and Pace all share a deep understanding of the Company’s business developed through their prior service at Time Warner. Ms. Black served as the President and Chief Executive Officer of Lifetime Entertainment Services, a multi-media brand for women, for six years, where she oversaw all aspects of programming and marketing. Mr. Castro co-founded a radio broadcasting company that primarily targets the Hispanic community, an increasingly important focus for distributing the Company’s services. In addition to Dr. Chang’s technological and management experience, he has a long history serving as a director of the Company and its predecessors.

Each of the directors also has significant experience as a senior officer of a major corporation or a comparable position in government or academia. Mr. Shirley served as the President and Chief Executive Officer of Bacardi Limited, and also has a long service history with The Procter & Gamble Company and The Gillette Company and brings his marketing and managerial experience to the Board. Several of the directors also have extensive finance and accounting experience, including Messrs. Copeland, Marcus, Nicholas and Pace, Senator Sununu and Ms. James. Messrs. Copeland and Nicholas and Ms. James also have valuable experience serving on the audit committees of other public companies. Several of the directors have extensive legislative or regulatory experience, including Senator Sununu and Messrs. Castro, Copeland and Marcus and Ms. James, through their experience in highly-regulated industries.

While backgrounds of all of the directors contribute a diversity of experience and opinion to the Board, Messrs. Castro and Chang and Mses. Black and James also bring ethnic and gender diversity.

Information about the Audit Committee.

The Audit Committee of the Board of Directors assists the Board in fulfilling its responsibilities in connection with the Company’s (i) independent auditors, (ii) internal auditors, (iii) financial statements, (iv) earnings releases and guidance and (v) the Company’s compliance program, internal controls and risk management. The members of the Audit Committee are Donna James, who serves as the Chair, Thomas Castro, James Copeland, Jr. and Wayne Pace. Among other things, the Audit Committee complies with all NYSE and legal requirements and consists entirely of Independent Directors (as defined below). The Board has determined that each member of the Audit Committee qualifies as an audit committee financial expert under the rules of the Securities and Exchange Commission (“SEC”) implementing section 407 of the Sarbanes-Oxley Act of 2002 and meets the independence and experience requirements of the NYSE and the federal securities laws.

Section 16(a) Beneficial Ownership Reporting Compliance.

Section 16(a) of the Exchange Act requires the Company’s officers and directors, and persons who own more than ten percent of a registered class of the Company’s equity securities, to file reports of ownership and changes in ownership with the SEC. Officers, directors and greater than ten-percent stockholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file. Based solely on a review of the copies of such forms furnished to the Company, or written representations that no Forms 5 were required, the Company believes that during 2014, its officers, directors and greater than ten-percent beneficial owners complied with all applicable Section 16(a) filing requirements, except that a Form 4 filed on behalf of Mr. Stern, a named executive officer, on August 13, 2014 to report an award of restricted stock units was filed eight days late.

Codes of Conduct.

For information relating to the Company’s Codes of Conduct that apply to the Company’s principal executive officer, principal financial officer, principal accounting officer or persons performing similar functions, please see Part III of the Original Form 10-K.

Item 11. Executive Compensation.

Executive Compensation.

Compensation Discussion and Analysis

This discussion describes the Company’s compensation philosophy, principles and practices for 2014 for those of its executive officers named in the Summary Compensation Table below—Messrs. Marcus, Jain, Minson, Lawrence-Apfelbaum and Stern (collectively, the “named executive officers”)—and explains how they were applied to determine these executives’ 2014 compensation.

Overview:

Executive Compensation Program

The Company’s executive compensation program is designed to attract, retain, motivate and reward leaders who create value for the Company and its stockholders. The Company seeks to:

Pay-for- Performance Orientation	• •

pay for performance by rewarding executives for leadership excellence and sustained financial and operating performance in line with the Company’s strategic goals; and

align executives’ interests and risk orientation with the Company’s business goals and the interests of the Company’s stockholders.

The Company’s standard executive compensation program consists of:

•	annual salary;

•	annual cash bonus dependent in 2014 on performance against certain financial and operational metrics; and

•	equity awards, a significant portion of which are subject to complete forfeiture if performance-based vesting conditions are not met.

The Company believes that the program has played a key role in the Company’s operating and financial success, which in turn has helped drive strong operating results and total stockholder return.

Special 2014 Compensation Considerations and Programs

While the Company believes that its standard executive compensation program appropriately incentivizes executives to achieve the Company’s goals and aligns the executives’ interests with those of the Company’s stockholders in most circumstances, the extraordinary events that occurred in late 2013 and early 2014 prompted Management (as defined below) and the Compensation Committee of the Board to consider whether its standard executive compensation program alone would be sufficient to support all of the Company’s business priorities in the near and longer term.

In January 2014, after months of market speculation and attendant share-price appreciation, Charter Communications, Inc. (“Charter”) made an unsolicited proposal to acquire the Company, followed in February 2014 by formal notice to the Company that, among other things, Charter was nominating a slate of thirteen independent candidates for election to TWC’s Board of Directors at the Company’s 2014 annual meeting of stockholders. Then, on February 12, 2014, the Company entered into a Merger Agreement with Comcast Corporation (“Comcast”) pursuant to which the Company would become a wholly owned subsidiary of Comcast (the “Comcast merger”). Accordingly, the Compensation Committee needed to consider not only appropriate compensation and incentives to encourage the executive officers to meet the Company’s ambitious financial and operational goals (discussed below), but also whether the compensation program structure of the past few years would be effective, especially in light of the need to motivate and retain executives during a potentially prolonged period of uncertainty between the announcement of the Comcast merger and its closing. The Company also needed to incorporate into its planning the possibility that the Comcast merger would not close, which would underscore the importance of retaining the management team during the pendency of the Comcast merger as well as providing appropriate long-term incentives that would be perceived as retaining their intended value and achieve their intended goals under those circumstances.

As a result, as discussed in more detail below, the Committee made certain changes to the compensation program in 2014 that were designed to support stockholder alignment and the pay-for-performance orientation of the program while also addressing the importance of motivating and retaining talent against the backdrop of the pending Comcast merger. Specifically, the Compensation Committee approved an enhanced cash bonus opportunity based on the Company’s ambitious 2014 performance objectives and advanced certain anticipated annual equity awards into 2014:

•	Enhanced Cash Bonus Opportunity. To further incentivize employees to achieve the Company’s operating and financial goals despite the potential distractions and additional responsibilities associated with the pending Comcast merger, the Company established a supplemental bonus opportunity (the “Supplemental Bonus Program”) for all approximately 15,000 employees who participated in the Company’s regular 2014 annual cash incentive program, including the named executive officers, that effectively increased each participant’s target bonus opportunity by 50% and was based on the achievement of financial and operational goals established under the regular 2014 annual bonus program, payable upon the closing, or abandonment, of the Comcast merger; and

•	Retention Equity Awards. To further support employee retention, the Compensation Committee approved advancing into 2014 the Company’s equity awards that would otherwise have been made in 2015 and 2016 for the approximately 1,800 equity-award eligible employees, including the executive officers, while, importantly, retaining significant vesting attributes of the awards as if they had been made in 2015 and 2016 (the “retention equity awards”).

The lengthy regulatory review process – and the ultimate termination of the Comcast merger – underscores the importance and effectiveness of the Company’s 2014 compensation planning and programs. The Company’s executive team remains in place and – as evidenced by the Company’s 2014 operating and financial results – was intently focused on achieving the Company’s short and long-term goals despite the uncertainty and challenges during the pendency of the transaction. In addition, the retention equity awards remain subject to their time-based vesting schedules and, consistent with its intent when the retention equity awards were made, the Compensation Committee made no new equity awards to the named executive officers in 2015.

These special programs are discussed in more detail below under “2014 Short-Term Incentive Program—Annual Cash Bonus—Supplemental Bonus Program” and “2014 Long-Term Incentive Program—Equity-Based Awards—Merger-Related Retention Equity Awards.”

2014 Highlights

Company Performance

In January 2014, the Company announced a three-year plan to revitalize its residential services by refocusing on growing its customer base, investing in reliability and customer service and enhancing its products and to drive growth in business services by expanding its network, augmenting the sales force and increasing productivity. During 2014, the Company made significant operational and financial progress against the plan’s goals even as it sought regulatory approval and conducted integration planning for the Comcast merger. In addition to the 2014 accomplishments, the Company, led by its executive officers, has created significant stockholder value over the past several years:

Significant Operational Improvement

and Solid Financial Performance

In 2014, the Company:

•	Engineered and executed a profound subscriber turnaround—adding 150,000 residential customer relationships and 373,000 residential triple-play customers in 2014.

•	Increased revenue 3.1% during 2014 to $22.8 billion as a result of revenue growth in all its segments, including growth of 22.8% in business services revenue, 10.4% in residential high-speed data revenue and 10.6% in advertising revenue; total revenue has grown 15.9% over the last three fiscal years.

•	Significantly improved customer experience through various initiatives, including:

•	Completing the “TWC Maxx” all-digital conversions in New York City and Los Angeles, and the roll out of Internet speed increases in New York City, Los Angeles and Austin, ahead of schedule.

•	Investing in the Company’s network and new set-top boxes and modems.

•	Improved customer service, including record “on-time” performance with technicians arriving at more than 97% of customer appointments within an industry-leading one-hour appointment window during the fourth quarter of 2014, improved self-help tools and reductions in “rework” and trouble calls.

•	Enhanced video, data and voice products such as an improved cloud-based video set-top box guide, increased capability and availability of the TWC TV app, more WiFi hotspots and free unlimited calling to Mexico, Hong Kong and China.

•	Expanded the Company’s business services reach and opportunity by adding nearly 70,000 commercial buildings to the Company’s network.

Significant Return of Capital

•	Started paying a quarterly dividend on shares of the Company’s common stock (“Common Stock”) in March 2010; increased it by 20% in 2011, 17% in 2012, 16% in 2013 and 15% in 2014 (dividend yield of 2.3% as of January 29, 2014, the date the most recent increase was approved).

•	Paid $857 million in dividends in 2014; $3.5 billion in aggregate quarterly dividend payments through 2014.

•	Repurchased $208 million of Common Stock in 2014, aggregating $7.7 billion since the repurchase program started in November 2010, representing approximately 26% of the Common Stock then outstanding, while maintaining the Company’s leverage ratio in its target range. The repurchase program was suspended in connection with the entry into the Merger Agreement in February 2014.

Impressive Total Stockholder Return

•	Delivered 15% stockholder return in 2014 and significant total return to stockholders over the longer term: 157% three-year cumulative total return and 319% five-year cumulative total return through December 31, 2014.

This chart compares the performance of the Company’s Common Stock with the performance of the S&P 500 Index and an index comprised of the companies included in the Primary Peer Group (as defined and listed below) over the last three fiscal years. The chart assumes $100 was invested on December 31, 2011 and reflects reinvestment of regular dividends and distributions on a monthly basis and quarterly market capitalization weighting. Source: Capital IQ, a Standard & Poor’s business.

In achieving these results, the executive officers effectively balanced the advancement of the Company’s ambitious operating and financial goals with the challenges of the then-pending Comcast merger, including complying with the requests of regulators reviewing the proposed transaction and planning for post-closing integration.

Executive Compensation Principles and Practices

Compensation Practices Checklist

The Company and the Compensation Committee regularly monitor best practices and emerging trends in executive compensation. In addition, from time to time, the Company communicates with significant institutional stockholders and other interested constituencies to discuss the design and operation of its executive compensation and governance programs. The current practices reflect the enhancements that the Company has made over the years to strengthen its compensation practices.

The listing below identifies compensation practices that are (and, where noteworthy, are not) incorporated into the Company’s compensation programs and, to the extent relevant, provides the location of the discussion of the practice in this Form 10-K/A.

Compensation Practice	TWC’s Compensation Practices	Discussion in this Form 10-K/A
Stock ownership requirements with a retention component and hedging restrictions	YES	Compensation Discussion & Analysis (“CD&A”)—“Ownership and Retention Requirements; Hedging Policy”
Multiple performance metrics for the annual incentive program	YES	CD&A—“2014 Short-Term Incentive Program—Annual Cash Bonus”
Clawback capabilities	YES	“Employment Agreements”
Change in control “double-trigger” for equity award vesting acceleration and severance benefits	YES	“Potential Payments upon a Change in Control”
Limits on executive annual incentive compensation (bonuses capped notwithstanding performance better than maximum range)	YES	CD&A—“2014 Short-Term Incentive Program—Annual Cash Bonus”
Performance-based vesting conditions for long-term equity incentive awards (“LTI”); awards are forfeited if conditions are not met	YES	CD&A—“2014 Long-Term Incentive Program—Equity-Based Awards”
Pay tallies used to assist in compensation decisions	YES	CD&A—“The Use of Pay Tallies”
Limits on Pension Plan benefits (eligible compensation capped at $350,000 per year)	YES	“Pension Plans”
Restrictive covenants and non-compete protections	YES	“Employment Agreements”
Peer-of-peer analysis	YES	CD&A—“The Role of Competitive Comparisons”
Competitive employment market analysis	YES	CD&A—“The Role of Competitive Comparisons”
Limited number of perquisites	YES	CD&A—“Perquisites”
“Golden parachute” tax gross-ups	NO	n.a.
Above market or guaranteed earnings in non-qualified deferred compensation program	NO	n.a.
Supplemental executive health benefits	NO	n.a.
Repricing of stock options without express stockholder approval	NO	n.a.
Executive officers with pledged TWC Common Stock	NONE	“Security Ownership”

The Company’s Executive Compensation Structure Reflects its Key Compensation Principles

The core elements of the Company’s executive compensation program are intended to focus the Company’s named executive officers on different but complementary aspects of the Company’s financial, operational and strategic goals:

	•	Annual Base Salary: The base salary paid to the Company’s named executive officers and other employees is intended to focus the recipient on his or her day-to-day duties.

Consistency between Principles and Design	•	Short-Term Performance-Based Incentive: The Company’s annual cash bonus program is designed to motivate the executive officers to meet and exceed Company operating and financial goals and, in the case of other employees, to make individual contributions to the Company’s strategic and operational objectives. For additional information, see “—2014 Short-Term Incentive Program—Annual Cash Bonus.”
	•	Long-Term Performance-Based Incentive: The Company’s LTI program is designed to retain participants and motivate them to meet and exceed the Company’s goals that are likely to result in long-term value creation for stockholders. For additional information, including about the performance-based vesting conditions, see “—2014 Long-Term Incentive Program—Equity-Based Awards.”

In establishing its executive compensation programs, the Company is guided by the following key principles:

Principle	Compensation Goal	Compensation Practice
Pay for performance	Provide an appropriate level of performance-based compensation tied to the achievement of Company financial and operational performance goals.	The compensation structure has a mix of base salary and variable or performance-based awards. For 2014, 89% of the CEO’s target total direct compensation and at least 75% of each of the other named executive officers’ target total direct compensation was variable and performance-based. As in prior years, 60% of each executive officer’s 2014 annual LTI awards were subject to a financial performance-based vesting condition.
Align executives’ interests with stockholders’	Deliver equity compensation to align executives’ interests with those of stockholders.	Equity awards comprised 50% or more of each executive officer’s target total direct compensation. The 2014 annual LTI program consisted of Company restricted stock units (“RSUs”) that vest over a period of time and a portion of which are generally contingent on Company performance. In addition, each of the Company’s senior officers, including the named executive officers, is subject to stock ownership requirements and compensation recoupment.
Balance incentives	Focus executives on both short-term and long-term objectives.	The Company believes its mix of short-term and long-term incentives, with a larger proportion of long-term incentives, encourages focus on both long-term strategic objectives and shorter-term business objectives without introducing excessive risk.
Encourage appropriate risk-taking	Encourage neither excessive risk-taking nor inappropriate conservatism in decisionmaking.

Principle	Compensation Goal	Compensation Practice
Compensate competitively	Consider the competitive marketplace for talent inside and outside the Company’s industry to attract and retain talented executives in light of the risk of losing (and the difficulty of replacing) the relevant executive.	Total target and actual compensation are established to be externally competitive and internally equitable.
Consider internal equity	Seek to ensure comparable compensation for executives with comparable roles and organizational value.

2014 Executive Compensation Decisions

General Factors Considered in Determining Annual Compensation Levels

The Compensation Committee has generally reviewed each named executive officer’s target compensation annually, although, in recent years, changes have been made only in the case of entry into a new or extended employment agreement or when the executive’s role or responsibilities change. The following factors, among others, are considered in determining compensation:

•	executive-specific items, such as the compensation previously provided to the executive, the executive’s performance and potential, the importance of retaining the executive, the executive’s role and tenure in the role and the executive’s importance to succession planning;

•	the value and structure of compensation provided to individuals in similar positions at peer companies to ensure competitiveness and within the Company, to ensure internal equity;

•	whether the proposed compensation is consistent with the Company’s compensation philosophy and key compensation principles, each as described above;

•	the Company’s overall performance; and

•	stockholder return.

2014 Base Salary and Target Incentive Compensation Determinations

Each named executive officer’s 2014 target total direct compensation (“TDC”) is set out below. Target TDC is comprised of annual base salary, target annual cash bonus (short-term incentive) and target annual LTI. As noted below, the Compensation Committee, working with its independent consultant, reviewed a wide range of information in setting TDC and structuring these compensation packages.

The TDC discussion and charts below do not include the impact of the Supplemental Bonus Program or retention equity awards, which were intended as one-time programs designed to address the Company’s specific and immediate needs during the pendency of the Comcast merger. These merger-related special programs are discussed in detail below under “2014 Short-Term Incentive Program—Annual Cash Bonus—Supplemental Bonus Program” and “2014 Long-Term Incentive Program—Equity-Based Awards—Merger-Related Retention Equity Awards.”

2014 Target Total Direct Compensation

Name	Base Salary	Target Annual Bonus	Target LTI	Target Total Direct Compensation
Robert D. Marcus	$ 1,500,000	$ 5,000,000	$ 7,500,000	$ 14,000,000
Dinesh C. Jain	$ 1,000,000	$ 2,500,000	$ 4,000,000	$ 7,500,000
Arthur T. Minson, Jr.	$ 900,000	$ 1,350,000	$ 3,250,000	$ 5,500,000
Marc Lawrence-Apfelbaum	$ 650,000	$ 650,000	$ 1,575,000	$ 2,875,000
Peter C. Stern(1)	$ 625,000	$ 625,000	$ 1,300,000	$ 2,550,000

(1)	Mr. Stern’s 2014 annual base salary and target annual bonus are prorated to reflect increases for 2014 approved by the Compensation Committee in July 2014, as discussed below.

Mr. Marcus.    Mr. Marcus became the Company’s Chairman and Chief Executive Officer on January 1, 2014. In July 2013, in conjunction with the Board’s decision to appoint Mr. Marcus to the positions of Chairman and Chief Executive Officer effective upon the retirement of Glenn A. Britt from those positions, the Company and Mr. Marcus entered into a new employment agreement that, among other things, established the compensation for his new role. See “—Employment Agreements—Robert D. Marcus.” In connection with its compensation decisions under that agreement, the Compensation Committee considered the Company’s key compensation principles, the importance of Mr. Marcus’s position as well as compensation levels for chief executive officer positions in the Primary Peer Group, Secondary Peer Group (as defined and listed below) and general survey data and decided to increase Mr. Marcus’s annual base salary, target annual bonus and target LTI value commencing in 2014 upon his service as Chairman and Chief Executive Officer. In light of its review, the Compensation Committee established the following 2014 TDC for Mr. Marcus: (a) an annual base salary of $1,500,000; (b) an annual discretionary cash bonus with a target amount of $5,000,000; and (c) annual LTI with a target value of $7,500,000. These new targets served to further weight Mr. Marcus’s pay mix toward performance-based and long-term incentives, which the Compensation Committee considered appropriate in light of Mr. Marcus’s responsibilities and role at the Company.

Robert D. Marcus

2014

Target Direct Compensation

Total: $14,000,000

In reviewing Mr. Marcus’s compensation, the Compensation Committee noted that Mr. Marcus’s target TDC was below the median for chief executive officers in the Primary Peer Group, and below that of Glenn A. Britt, the Company’s former Chief Executive Officer. The Compensation Committee also determined that it was appropriate to continue to weight Mr. Marcus’s TDC most heavily (89%) toward performance-based compensation in the belief that this compensation structure would best focus Mr. Marcus on achieving the Company’s strategic and business objectives. In addition, pursuant to the terms of his 2013 employment agreement and in connection with his appointment as Chairman and Chief Executive Officer, Mr. Marcus received a special LTI award in 2014 with a grant value of approximately $2,000,000, which was awarded in the form of RSUs, consistent with the form of the annual LTI awards made to the other executive officers in 2014.

Mr. Jain.    Mr. Jain joined the Company as Chief Operating Officer in January 2014. In determining the appropriate compensation for Mr. Jain, the Compensation Committee considered the Company’s key compensation principles, compensation for chief operating officers, and similar senior management positions, in the Primary Peer Group, Secondary Peer Group, general survey data and internal comparisons and the Company’s desire to attract and retain a cable executive of Mr. Jain’s stature, experience and reputation to lead its operations. In light of its review, the Compensation Committee established the following target TDC for Mr. Jain: (a) an annual base salary of $1,000,000; (b) an annual discretionary cash bonus with a target amount of $2,500,000; and (c) annual LTI with a target value of $4,000,000.

Dinesh C. Jain

2014

Target Direct Compensation

Total: $7,500,000

In setting Mr. Jain’s compensation, the Compensation Committee noted that his target TDC was slightly below the median for comparable executive officer positions in the Primary Peer Group and above the median for chief operating officers in general survey data. The Compensation Committee also determined that it was appropriate to weight his TDC most heavily (87%) toward performance-based compensation.

Mr. Jain was previously employed by Insight Communications Company, Inc. (“Insight”), which was acquired by the Company in 2012. In connection with the acquisition and the subsequent termination of Mr. Jain’s employment by Insight, Mr. Jain was entitled to certain related severance benefits and, in 2014, received a total of $742,283 of salary continuation and bonus payments from the Company. These severance benefits were not taken into account in the Compensation Committee’s TDC determination when Mr. Jain was hired for his current role as the Company’s Chief Operating Officer. See “—Employment Agreements—Dinesh C. Jain.”

Mr. Minson.    Mr. Minson joined the Company as Executive Vice President and Chief Financial Officer in May 2013. In determining the appropriate compensation for Mr. Minson, the Compensation Committee considered the Company’s key compensation principles, compensation for chief financial officers in the Primary Peer Group, Secondary Peer Group, general survey data, internal comparisons and the Company’s desire to attract and retain an executive of Mr. Minson’s stature, experience, especially in related industries, and reputation. In light of its review, the Compensation Committee established the following target TDC for Mr. Minson: (a) an annual base salary of $900,000; (b) an annual discretionary cash bonus with a target amount of $1,350,000; and (c) annual LTI with a target value of $3,250,000.

Arthur T. Minson, Jr.

2014

Target Direct Compensation

Total: $5,500,000

In setting Mr. Minson’s compensation, the Compensation Committee noted that his target TDC was above the median for chief financial officers in the Primary Peer Group, which the Committee considered appropriate in light of his past experience at the Company and in related industries. The Compensation Committee also determined that it was appropriate to weight his TDC most heavily (84%) toward performance-based compensation. See “—Employment Agreements—Arthur T. Minson, Jr.”

Mr. Lawrence-Apfelbaum.    In 2012, the Compensation Committee reviewed Mr. Lawrence-Apfelbaum’s compensation in connection with the renegotiation of his employment agreement. For 2014, the Compensation Committee reviewed this compensation in light of the Company’s key compensation principles, comparisons to comparable general counsel and other positions in the Primary Peer Group, Secondary Peer Group and general survey data and the importance of his continuing role at the Company. In light of its review, the Compensation Committee determined it would be appropriate to maintain the following target TDC for Mr. Lawrence-Apfelbaum: (a) an annual base salary of $650,000; (b) an annual discretionary cash bonus with a target amount of $650,000; and (c) annual LTI with a target value of $1,575,000.

Marc Lawrence-Apfelbaum

2014

Target Direct Compensation

Total: $2,875,000

In setting Mr. Lawrence-Apfelbaum’s compensation, the Compensation Committee noted that his 2014 target TDC was below the median of the most comparable positions within the Primary Peer Group. The Compensation Committee also determined that it was appropriate to continue to weight Mr. Lawrence-Apfelbaum’s target TDC most heavily (77%) toward performance-based compensation. See “—Employment Agreements—Marc Lawrence-Apfelbaum.”

Mr. Stern.    In October 2013 and again in July 2014, the Compensation Committee reviewed 2014 compensation for Mr. Stern and considered the Company’s key compensation principles, compensation for similar positions based on internal comparisons and general survey data in light of the absence of comparable information in the Primary Peer Group and Secondary Peer Group. In October 2013, the Compensation Committee made no change to Mr. Stern’s target TDC for 2014. In July 2014, the Compensation Committee determined to increase Mr. Stern’s target TDC by 10% to reflect an increase in Mr. Stern’s responsibilities, internal and market compensation practices, his experience and the importance of his position and retaining him in that position. In light of its review, the Compensation Committee determined to make the following target TDC changes for Mr. Stern, which were prorated for 2014 as reflected in the table above and the chart below: (a) increase his annual base salary from $600,000 to $650,000; (b) increase the target amount of his annual discretionary cash bonus from $600,000 to $650,000; and (c) increase the annual target value of his LTI from $1,300,000 to $1,450,000 (with no adjustment made to his 2014 annual LTI award).

Peter C. Stern

2014

Target Direct Compensation

Total: $2,550,000

In setting Mr. Stern’s compensation, the Compensation Committee noted that his 2014 target TDC was reflective of his diverse and important responsibilities. The Compensation Committee also determined that it was appropriate to continue to weight Mr. Stern’s target TDC most heavily (75%) toward performance-based compensation. See “—Employment Agreements—Peter C. Stern.”

2014 Short-Term Incentive Program—Annual Cash Bonus

The Company’s annual cash bonus payments to the named executive officers for 2014 were based on three components:

•	the 2014 Time Warner Cable Annual Incentive Plan (the “2014 AIP”), based 50% on a Profit Participation Program (“Profit Participation Program”) tied to Company financial performance and 50% on a new Operational Performance Incentive (“OPI”) feature introduced for 2014 tied to achievement of specified operational and financial goals;

•	a residential video subscriber additions bonus opportunity equal to 5% of the 2014 AIP target bonus in the event of a net increase in residential video subscribers in any 2014 fiscal quarter (the “Residential Video Subscriber Additions Bonus”); and

•	a special Supplemental Bonus Program award opportunity approved as an additional incentive in connection with the Comcast merger, that served to increase the target bonus opportunity by 50% (see “—Supplemental Bonus Program,” below).

Unlike past years in which the named executive officers’ cash incentive was based predominantly on the Company’s financial performance, the Compensation Committee believed that the 2014 mix of financial and operational goals would align executives with the Company’s ambitious three-year plan to revitalize its residential services, expand and improve its network and drive growth in business services to lead to longer-term shareholder returns.

2014 Profit Participation Program.    Management proposed the use of Operating Income to determine Company financial performance under the 2014 Profit Participation Program component of the AIP, which accounted for 50% of the 2014 AIP opportunity. In adopting Management’s proposal for the 2014 Profit Participation Program component, the Compensation Committee indicated that it believed that Operating Income would be an important indicator of the overall operational strength and performance of the Company’s business in 2014, including the ability to provide cash flows to service debt, pay dividends, repurchase shares and prudently invest in new growth opportunities.

The following threshold and maximum goals were established for the Profit Participation Program component of the 2014 AIP based upon a review of the prior year’s Operating Income results, the Company’s 2014 budget and other factors:

Profit Participation Program

for Named Executive Officers

(50% of 2014 AIP Opportunity)

2014 Profit Participation Program—Financial Metric	Threshold Award (50% of target)	Maximum Award (150% of target)
	(in millions)
Operating Income	$4,500	$5,100

The Compensation Committee determined that the threshold Operating Income goal set an appropriate level of performance to earn an award under the Profit Participation Program component of the 2014 AIP. If the Company failed to meet the threshold level, no bonus payment would be made under this component of the 2014 AIP. Similarly, the maximum goal was considered to present very significant challenges and was not likely to be attained. If the Company exceeded the maximum goal, the Company financial performance “score” under the Profit Participation Program component would be 150%.

If the Company’s Operating Income after required adjustments (“adjusted Operating Income”) was above the threshold but below the maximum goal, the Compensation Committee would determine the Profit Participation Program score in its discretion, but using as its starting point the “straight line interpolation” of the Company’s performance against the threshold and maximum goals. For example, if the Company’s adjusted Operating Income results were exactly at the midpoint between the threshold and maximum goals, the straight line interpolation would be 100%, the midpoint between 50% and 150%.

2014 Operational Performance Incentive.    Management proposed a broad set of metrics for the executive officers, including the named executive officers, under the 2014 OPI, which together accounted for 50% of the total 2014 AIP opportunity. These metrics were intended to motivate the named executive officers to drive performance in four key performance areas, each carrying equal weight of 25% under the OPI (i.e., 12.5% of the total 2014 AIP opportunity): (i) residential customer experience, (ii) plant reliability and expansion, (iii) completion of the upgrades in key cities designated as “TWC Maxx” and (iv) financial and operating results. The key metrics within each of these areas are set out below.

Operational Performance Incentive

for Named Executive Officers

(50% of 2014 AIP Opportunity)

In adopting Management’s proposal for the OPI portion of the 2014 AIP, the Compensation Committee believed that the four principal performance areas and their underlying components would be reflective of the Company’s success in achieving several key objectives: enhancing the customer experience, investing in plant and products to revitalize its residential business, continuing to expand its business services operations, and driving sustainable top-line growth. While each metric within the performance areas was assigned a weighting and a threshold and maximum to help evaluate the level of accomplishment, none of the metrics was in itself material to the ultimate performance evaluation.

•	The Residential Customer Experience metrics of reducing call volume and “trouble calls” (i.e., truck rolls following a customer interaction) were thought to be important indicators of whether TWC customers are generally having a positive experience.

•	The Plant Reliability and Expansion metrics were thought to support the Company’s objective of efficiently and economically investing in its physical infrastructure to ensure a quality customer experience and support growth in its business service and residential segments.

•	The TWC Maxx deployment metrics were selected to support the Company’s roll out of an enhanced residential customer experience, which is also intended to provide the Company with a meaningful competitive advantage in key operating areas.

•	The Financial and Operating Results selected by the Committee were thought to be important indicators of business performance: residential customer relationships to gauge the Company’s success in attracting and retaining customers and revenue to gauge the Company’s success in maintaining pricing discipline.

Reflecting the fact that many of the 2014 OPI goals were interrelated and interdependent, the Committee determined to have all the Company’s executive officers share the same goals. This was also intended to foster collaboration and cooperation among executive team members.

As under the Profit Participation component of the 2014 AIP, the Compensation Committee would determine a performance “score” for each metric within the four key areas using a scale on which a designated outcome could represent minimally satisfactory results and a score of 150% would represent truly exceptional results.

Residential Video Subscriber Additions Bonus.    In light of negative residential video subscriber trends, the Compensation Committee developed the Residential Video Subscriber Additions Bonus opportunity to encourage employee focus on quarterly residential video subscriber net additions. Under the 2014 AIP, an additional bonus of 5% of the target bonus opportunity would have been payable based on the achievement of a net increase in residential video subscribers in any fiscal quarter of 2014. This additional

5% bonus opportunity would be payable to any AIP-eligible employee, including the executive officers. The payment of this bonus could have permitted an individual’s total 2014 cash bonus to exceed 150% of the target opportunity. The Company failed to meet the performance threshold for payment of the Residential Video Subscriber Additions Bonus.

Supplemental Bonus Program.    As noted above, to further incentivize employees to maintain focus on achieving the Company’s operating goals while also engaging in a complicated and time-consuming integration planning process during the pendency of the Comcast merger, the Company established a special Supplemental Bonus Program for all participants in the 2014 AIP (approximately 15,000 employees), including the named executive officers. The Supplemental Bonus Program provided a 50% increase to each participant’s target bonus opportunity under the 2014 AIP, subject to an aggregate Supplemental Bonus Program payment limit of $100 million for all AIP-eligible employees. Furthermore, the Supplemental Bonus Program was based on the same performance goals and subject to the same limits (including a payout cap) established under the 2014 AIP. Pursuant to its terms, the Supplemental Bonus Program payments were to be made upon the completion or termination of the Comcast merger and would not have been made had the 2014 AIP performance thresholds not been met.

The Compensation Committee believed that meaningfully increasing the size of the potential cash bonus opportunity under the 2014 AIP by 50% for the general employee population, as well as the named executive officers, was an essential component of the 2014 incentive compensation package to motivate and reward participants in light of the Company’s ambitious goals and its circumstances. The Compensation Committee believed that mirroring the 2014 AIP financial and operational goals in the Supplemental Bonus Program reinforced the criticality of achieving, and exceeding, the operating performance objectives despite the potential Comcast merger distractions and additional responsibilities. In addition, the timing of the payment of the bonus would also serve to reinforce the retention of senior management through the closing, or abandonment, of the Comcast merger.

2014 Annual Incentive Plan Performance Determination.    In connection with its determination of annual bonus payments, the Compensation Committee reviewed the Company’s results under the Profit Participation Program, the OPI and the Residential Video Subscriber Additions Bonus. The Profit Participation Program and the Residential Video Subscriber Additions Bonus applied similarly to all bonus-eligible employees, while the 2014 OPI goals described above applied to the executive officers. Management determined the OPI metrics and goals for the other bonus-eligible employees cascading down, as applicable, from the executive officers, based on the participants’ roles within the Company. The Company did not achieve the quarterly net residential video subscriber gain required to receive the Residential Video Subscriber Additions Bonus.

Profit Participation Program.    As mandated by the terms of the Profit Participation Program component of the 2014 AIP, Operating Income was adjusted to reflect identified items, such as merger-related and restructuring costs, and other items that affect Operating Income but that are beyond the control of management or otherwise not indicative of management’s performance. For 2014, these mandatory adjustments had the net impact of increasing Operating Income for 2014 AIP purposes by $147 million in aggregate, predominantly for merger-related expenses, resulting in adjusted Operating Income, for compensation purposes, of $4,779 million.

Since this adjusted Operating Income exceeded the threshold performance, the Compensation Committee noted the straight-line interpolation between the threshold and maximum target levels. This interpolation yielded an initial “score” of 96%, which the Compensation Committee used as the starting point for its final determination of performance under the 2014 Profit Participation Program component.

Pursuant to the Profit Participation Program, in evaluating performance, the Compensation Committee considered, among other factors:

•	the quality of the Company’s 2014 financial performance;

•	the Company’s performance relative to its budget;

•	the Company’s growth as compared with 2013 results;

•	the Company’s performance relative to that of other cable operators;

•	Management’s recommendation for the Company financial performance score; and

•	the external business environment and market conditions.

After deliberation, the Compensation Committee established a Profit Participation Program “score” of 96%, based on the straight-line interpolation. This determination reflected the Compensation Committee’s view of the Company’s accomplishments during the year (as outlined above under “2014 Highlights: Company Performance”), especially in light of the efforts, demands and distractions arising from the Comcast merger, including complying with the requests of federal, state and local regulators reviewing the proposed transaction and planning for post-closing integration.

Operational Performance Incentive Plan.    The Compensation Committee reviewed each of the four principal areas established under the 2014 OPI and considered management’s progress, as reviewed by the Company’s internal auditor, against the metrics and goals associated with each of these areas. Based on its review, the Committee established the following scores:

•	Residential customer experience score – 124%. This score was based on management’s impressive success in reducing the number of trouble calls (i.e., truck rolls) during 2014, exceeding expectations, and the Company’s reduction in the number of customer care phone calls during the year. The Committee considered the impact of growth in customer relationships and the expansion of the TWC Maxx program on the service call experience, but determined not to adjust the score from the straight line interpolation.

•	Plant reliability and expansion score – 122%. This score was based on exceeding expectations with respect to improving plant reliability and performance and expanding residential service opportunities. However, the score was negatively impacted by achieving a lower level of success in building business services line extensions and cell towers despite adding more than $1 billion in business services opportunity.

•	TWC Maxx Deployment – 117%. This score was based on management having successfully completed the migration to “all-digital” in Los Angeles and having deployed its TWC Maxx Internet speed increases in New York and Los Angeles as planned, and improving plant performance in these key locations, along with Austin, Texas, to a level above expectations. The Committee did not adjust the score to reflect the successful increase of Internet speeds in Austin, Texas to TWC Maxx levels ahead of schedule.

•	Financial and operating performance score – 102%. This score was based on strong growth in residential customer relationships during 2014 (net additions of 150,000), as well as revenue growth of 3.1% during 2014.

In each case, the Company’s performance exceeded the threshold performance established under the OPI. Accordingly, the Compensation Committee noted the straight-line interpolation between the threshold and maximum target levels in each case in which such goals had been established. This interpolation yielded initial “scores,” which the Compensation Committee used as the starting point for its final determination of performance under the 2014 OPI. After deliberation, the Compensation Committee established an aggregate 2014 OPI “score” of 116%, based on the unadjusted straight-line interpolation of each applicable component and the appropriately weighted aggregate of each of the four principal areas, as shown in the table below. This determination reflected the Compensation Committee’s view of the Company’s accomplishments during the year (as outlined above and under “2014 Highlights: Company Performance”) to set the foundation for achievements under the long-term plan and in light of the difficult competitive environment and the distractions of the Comcast merger regulatory review process and planning for post-closing integration.

The table below sets out each of the threshold/maximum interpolated scores for each of the Profit Participation Program and the OPI components of the 2014 annual bonus program and the ultimate scores assigned by the Compensation Committee for use in the bonus determinations.

2014 Company Performance	Percentage Allocation	X	Threshold/ Maximum Interpolation	=	Final Score

Profit Participation Program
(50% of 2014 annual bonus target payment)	50%		96%		48%

Operational Performance Incentive
(50% of 2014 annual bonus target payment)
Residential customer experience	12.5%		124%		15.5%
Plant reliability and expansion	12.5%		122%		15.25%
TWC Maxx deployment	12.5%		117%		14.5%
Financial and operating performance	12.5%		102%		12.75%
Total weighted aggregate score	50%		116%		58%

Weighted Aggregate Annual Bonus Score	100%		106%		106%

2014 Annual Incentive Plan and Supplemental Bonus Payments.

The table below indicates the total amount awarded to each named executive officer under the 2014 annual bonus programs, including the (a) 2014 AIP and (b) Supplemental Bonus Program, based on a 106% overall performance score, alongside each officer’s aggregate annual bonus target under the 2014 AIP and Supplemental Bonus Program. The named executive officers were paid a portion of these annual bonus awards before the end of the first quarter of 2015 and, consistent with the terms of the Supplemental Bonus Program, will be paid the balance in April 2015 as a result of the abandonment of the Comcast merger. These bonus amounts are also included under the heading “Non-Equity Incentive Plan Compensation” in the Summary Compensation Table below.

Executive Officer	2014 Annual Bonus Award			Target 2014 AIP and Supplemental Bonus(2)
	2014 AIP	Supplemental Bonus Program	Total 2014 Annual Bonus Award(1)

Robert D. Marcus	$5,300,000	$2,650,000	$7,950,000	$7,500,000
Dinesh Jain	$2,650,000	$1,325,000	$3,975,000	$3,750,000
Arthur T. Minson, Jr.	$1,431,000	$715,500	$2,146,500	$2,025,000
Marc Lawrence-Apfelbaum	$689,000	$344,500	$1,033,500	$975,000
Peter C. Stern	$662,500	$331,250	$993,750	$937,500

(1)	Aggregate of amounts awarded under the 2014 AIP and Supplemental Bonus Program.
(2)	The 2014 AIP bonus target for each of the named executive officers is set forth in the table above titled “2014 Target Total Direct Compensation.” The Supplemental Bonus Program effectively increased each AIP participant’s bonus target by 50%.

Section 162(m) Compliance.    In order to structure the short-term incentive awards as potentially deductible amounts under  Section 162(m) of the Internal Revenue Code (“Section 162(m)”), additional conditions and limitations on awards were imposed under the Time Warner Cable Inc. 2012 Annual Bonus Plan (the “162(m) Bonus Plan”), which was approved by the Company’s stockholders in May 2012. Pursuant to the 162(m) Bonus Plan, a subcommittee of the Compensation Committee, whose members are “outside directors” as defined in Section 162(m) (the “Subcommittee”), established objective performance criteria for 2014 that determined the maximum bonus pool from which the named executive officers’ bonuses can be paid and a percentage allocation of the pool for each named executive officer. Under the objective criteria established by the Subcommittee, an aggregate 2014 maximum bonus pool was established equal to 7.5% of the amount by which the Company’s 2014 Operating Income before depreciation of tangible assets and amortization of intangible assets (as adjusted) of at least $8.15 billion exceeded $6.723 billion. Each annual bonus payment was subject in all cases to a 162(m) Bonus Plan cap equal to the lesser of (i) 250% of the officer’s annual bonus target and (ii) $15 million, in addition to an overall cap under the annual bonus program of 150% of the individual’s target annual bonus (as increased by the Supplemental Bonus Program opportunity). In awarding 2014 bonuses to each named executive officer, the Subcommittee exercised its discretion to reduce the maximum amount available for each executive officer under the 162(m) Bonus Plan’s pool. The basis for this exercise of negative discretion was the Company’s performance score under the Profit Participation Program and the operational performance under the OPI as described above.

2014 Long-Term Incentive Program—Equity-Based Awards

As the Compensation Committee considered the 2014 LTI program, it also realized that additional retention incentives would be essential in light of the possible protracted regulatory review process that is typical for significant mergers in the cable industry and various uncertainties related to the Comcast merger. As a result, in addition to the standard annual LTI awards, it approved advancing into 2014 equity awards that would have otherwise been made in 2015 and 2016 as special retention equity awards.

2014 Standard Annual Equity Awards.    The Company’s 2014 Annual LTI program consisted of RSUs awarded under the Company’s 2011 Stock Incentive Plan (the “Stock Plan”), 60% of which was subject to complete forfeiture if specified performance-based vesting conditions were not satisfied. The 2014 annual LTI program represented a change from the Company’s practices in recent years, which had also included stock options as part of its standard mix. The Compensation Committee believed that granting RSUs with a combination of performance-based and service-based vesting would provide the best mix of LTI vehicles to motivate key executives to drive business results against the Company’s goals and retain the senior management team during the pendency of the Comcast merger and better aligned executives’ interests with those of the Company’s stockholders. In addition, the Compensation Committee was aware that stock options, which had historically been granted with a ten-year term, might not have, or be perceived to have, the opportunity to reach their full anticipated value in light of the various circumstances related to the Comcast merger. As a result, stock options were not considered to be as effective as RSUs in achieving all of the Company’s business and compensation objectives under the circumstances.

2014 Equity Awards—Determinations.    The number of RSUs awarded to each named executive officer in connection with the 2014 LTI program and the retention equity awards, described below, was determined by reference to the target LTI value for such executive and the average closing price of the Company’s Common Stock over a ten-day period prior to the date of grant selected in advance by the Compensation Committee.

2014 Standard Annual Equity Awards—Performance-Based Conditions and Other Terms.    Consistent with the Company’s LTI programs since 2011, 60% of the value of the 2014 annual LTI award to each executive officer was subject to complete forfeiture if the Company failed to satisfy specified performance goals. For 2014, the Compensation Committee established a one-year measurement period for this performance-based vesting condition and set 2014 Operating Income (as adjusted) of $4.5 billion (the threshold performance level under the Profit Participation Program under the 2014 AIP) as the 2014 LTI award performance threshold. The Compensation Committee believed that utilizing this one-year performance threshold for 60% of the target value of the 2014 annual LTI awards was appropriate in light of general market practice, the inherent performance aspects of equity awards, the types of vehicles and mix used by the peer groups and the challenges associated with setting multi-year performance goals, particularly in light of the pending Comcast merger. In conjunction with the determination of the performance score under the 2014 Profit Participation Program component of the annual bonus program in early 2015, the Compensation Committee certified the satisfaction of the one-year performance condition, which permitted the awards to vest on their designated time-based vesting schedules, as described below.

The 2014 annual LTI awards were made to all eligible employees on February 12, 2014, a date selected by the Compensation Committee in October 2013. With the financial performance conditions discussed above having been satisfied, all the 2014 annual RSUs are eligible to vest in equal installments on the third and fourth anniversaries of the date of grant. The Company and the Compensation Committee believe that the multi-year, time-based vesting schedules encourage executive retention and emphasize a longer-term perspective. Outstanding stock options and RSUs provide for accelerated vesting upon a termination of employment after reaching a specified age and years of service and upon certain involuntary terminations of employment.

Merger-Related Retention Equity Awards.    In addition, in connection with the execution of the Comcast merger agreement, the Compensation Committee approved the retention equity awards that advanced into 2014 the award of equity grants that would otherwise have been made in 2015 and 2016 for all TWC employees who were eligible to receive equity awards (over 1,800 employees), including the named executive officers. These advanced awards were intended to address employee retention during the potentially prolonged period of uncertainty during the pendency of the regulatory review process for the Comcast merger and thereafter, while at the same time preserving appropriate incentives and alignment of employees with TWC stockholders in light of the possibility that the Comcast merger might not close. The Compensation Committee believed that the retention equity awards needed to be sufficiently meaningful to the employees so that forfeiture would represent a significant deterrent to leaving employment at the Company and also limit other employers’ ability or willingness to offer to make up the value of the awards to entice their departures. The vesting terms of the awards were also appropriately structured in the event that the Comcast merger failed to close or an executive remained with the merged company after the closing.

The effectiveness of the Company’s planning has been borne out. More than a year after the Comcast merger was announced, the senior management team is intact and has been successful in driving the business to achieve the Company’s operating results while also working to advance the then anticipated closing and integration of the Comcast merger. In addition, both the employees and the Company are generally in the same position they would have been in had the retention equity awards been made in 2015 and 2016, rather than 2014.

The retention equity awards consisted of RSUs with service-based vesting and were designed to replace the annual equity awards that the employees, including the named executive officers, would otherwise have received in 2015 and 2016. Each retention award was valued to reflect the expected target value of such 2015 and 2016 awards and was made in the form of RSUs for reasons similar to those that guided the decision that the 2014 annual LTI awards would take the form of RSUs. Unlike the 2014 annual RSU grants, the retention equity awards did not carry performance-based vesting conditions as the Compensation Committee believed that applying performance conditions to the retention equity awards would diminish their retentive value and alignment with stockholders.

The retention equity awards’ vesting schedule was designed to mirror the vesting schedule that would have applied to the annual equity grants had they been made in 2015 and 2016. Accordingly, because the normal course 2015 and 2016 RSU grants would each have vested 50% on their respective third and fourth anniversaries, the 2015 retention equity award will vest 50% in each of February of 2018 and 2019 and the 2016 retention equity award will vest 50% in each of February of 2019 and 2020, in each case subject to continued employment. Consistent with its intent at the time of the retention equity awards, the Compensation Committee did not make additional awards in 2015 to employees who received retention equity awards in 2014 and does not expect to do so in 2016, absent an increase in an executive’s responsibilities or other changed circumstances. Consequently, whether or not the Comcast merger was consummated, both the employees and the Company would generally be in the same position they would have been in had the additional RSUs been granted in 2015 and 2016, rather than in 2014. See “—Grants of Plan-Based Awards.”

Compensation Decision Process

Oversight and Authority for Executive Compensation

Under its charter, the Compensation Committee has authority and oversight over all elements of the Company’s executive compensation program, including:

•	salaries;

•	short-term incentives;

•	long-term incentives, including equity-based awards;

•	employment agreements for the named executive officers, including any change-in-control or severance provisions or personal benefits set forth in those agreements;

•	severance and change-in-control arrangements, if any, for the named executive officers that are not part of their employment agreements; and

•	employee benefits and perquisites.

The Compensation Committee’s charter states that, in determining compensation levels for each named executive officer, the Compensation Committee should consider, among other factors, the Company’s overall performance, stockholder return, the achievement of specific performance objectives established by the Compensation Committee on an annual basis, compensation previously provided to the executive, the value of compensation provided to individuals in similar positions at peer companies and the Company’s general compensation policy.

Role of Management and Compensation Consultants

Although the Compensation Committee has authority and oversight over compensation for the named executive officers, members of management, including Robert D. Marcus, now Chairman and Chief Executive Officer (and President and Chief Operating Officer during 2013); Glenn A. Britt (during 2013 in his capacity as Chairman and Chief Executive Officer); Peter C. Stern, Executive Vice President and Chief Products, People and Strategy Officer; and Paul L. Gilles, Senior Vice President, People Strategy and Compensation during 2013 (collectively, “Management”), provide recommendations for the Compensation Committee’s consideration (other than with respect to the Company’s Chairman and CEO). Management also provides ongoing assistance to the Compensation Committee with respect to its review of the effectiveness of the Company’s executive compensation programs. The Company also, from time to time, engages consulting firms (independent of those engaged by the Compensation Committee) to assist Management in evaluating the Company’s executive compensation policies and practices.

During 2014, the Compensation Committee retained ClearBridge Compensation Group (“ClearBridge”) as its sole compensation advisor. The Company paid ClearBridge an annual retainer, plus additional amounts for special projects that the Compensation Committee requested. In connection with the retention, the Compensation Committee determined that ClearBridge had the necessary experience, skill and independence to advise the Committee. The Compensation Committee believes that ClearBridge’s service as its compensation advisor does not create any conflict of interest, after considering, among other things: (i) the absence of other services provided to the Company; (ii) the level of fees paid by the Company to ClearBridge compared to its total revenue; (iii) policies and procedures designed to prevent conflicts of interest; (iv) the absence of business or personal relationships with a member of the Compensation Committee other than related to its retention by the Committee; (v) the absence of any business or personal relationships with any executive officer of the Company other than related to its retention by the Committee; and (vi) its restrictions on Common Stock ownership. The Compensation Committee plans to review its determination annually.

During 2014, ClearBridge reported directly to the Compensation Committee, providing assistance and advice to it in carrying out its principal responsibilities. The Compensation Committee consulted with ClearBridge with respect to all significant 2014 compensation decisions and determinations. In this advisory role, ClearBridge attended and participated in all Compensation Committee meetings, including executive sessions when appropriate. In connection with ClearBridge’s role as advisor to the Compensation Committee, Management from time to time seeks input from ClearBridge about compensation proposals it is considering for presentation to the Compensation Committee. ClearBridge does not provide services to the Company other than under its engagement by the Compensation Committee related to executive compensation or in connection with the review of non-employee director compensation.

The Role of Competitive Comparisons

The Compensation Committee reviewed information about compensation practices and values from two groups of companies to assist it in establishing 2014 compensation levels and practices for the named executive officers. These groups include other cable, telecommunications and media companies as well as other comparable public companies. The Compensation Committee used this data to assist it in evaluating general competitiveness and comparability of compensation design, mix and levels but does not target any particular percentile or pay range within the data sets in setting compensation. Information on the Primary and Secondary Peer Groups is presented in the table below.

		Primary Peer Group(1)		Secondary Peer Group(2)
Role in Compensation Analysis	•	Data from the Primary Peer Group are the Compensation Committee’s main reference point in determining the value of compensation provided to comparably situated individuals at peer companies	•	The Secondary Peer Group provides an additional reference point in the Compensation Committee’s compensation deliberations
Characteristics	•	16 public companies	•	20 public companies
	•	Media and communications industries	•	Broader industry environment
	•	Median annual revenue consistent with the Company’s revenue	•	Annual revenue between 50% and 200% of the Company’s revenue, and median revenue consistent with the Company’s
	•	Principal competitors for available
		executive talent(3)	•	Objective, mechanical selection methodology based on size
Composition	•	AT&T Inc.	•	Amgen Inc.
	•	Cablevision Systems Corporation	•	AES Corporation
	•	CBS Corporation	•	Alcoa Inc.
	•	CenturyLink, Inc.	•	Altria Group Inc.
	•	Charter Communications, Inc.	•	Bristol-Myers Squibb Company
	•	Comcast Corporation	•	Deere & Company
	•	DIRECTV	•	Dominion Resources, Inc.
	•	DISH Network Corporation	•	EMC Corporation
	•	Liberty Global Inc.	•	Emerson Electric Co.
	•	Sprint Corporation	•	Exelon Corporation
	•	The Walt Disney Company	•	Halliburton Company
	•	Time Warner Inc.	•	International Paper Company

	Primary Peer Group(1)		Secondary Peer Group(2)
•	Twenty First Century Fox, Inc.(4)	•	Kimberly-Clark Corporation
•	Verizon Communications, Inc.	•	Macy’s Inc.
•	Viacom Inc.	•	McDonald’s Corporation
•	Windstream Corporation	•	Medtronic, Inc.
		•	Raytheon Company
		•	Tyco International Limited
		•	Union Pacific Corporation
		•	Xerox Corporation

(1)	This Primary Peer Group has been used since 2009, with the addition of Time Warner Inc. following the Separation in March 2009. Under previously established guidelines, the Compensation Committee reviewed the Primary Peer Group in 2013 and replaced Frontier Communications Corporation with Windstream Corporation and confirmed the continued use of this Primary Peer Group in reviewing 2014 compensation. The Group’s median annual revenue of $23.6 billion was consistent with the Company’s annual revenue of $21.4 billion. However, the Primary Peer Group was selected primarily based on the Company’s beliefs regarding its competitors for executive talent, not based on the companies’ size relative to the Company.

(2)	In 2008, the Compensation Committee established criteria and processes for selecting and reviewing the appropriate companies for inclusion in the Secondary Peer Group so that it represents companies from a broad range of industries (effectively all industries except financial services, healthcare and those covered by the Primary Peer Group) with annual revenue between 50% and 200% of the Company’s 2010 annual revenue ($9.5 billion to $37.8 billion when the criteria were established) and median annual revenue generally consistent with the Company’s. During 2011, consistent with its established process, the Compensation Committee conducted its triennial review of its Secondary Peer Group and reconstituted it for compensation determinations for 2012 through 2014 using the established criteria. The companies listed in the table reflect the results of this review, except that in 2013, Tyco International Limited was removed for purposes of reviewing 2014 compensation since it no longer met the asset value criteria as a result of a corporate reorganization.

(3)	To assist the Committee in selecting and validating the Primary Peer Group members, two analyses were undertaken in initially establishing the Group: (i) a “peer of peers” analysis to review which companies and industry groups include the Company as a peer in their respective peer group and (ii) an internal review of the companies and industry groups to which the Company lost executive talent or from which the Company sourced executive talent in recent years.

(4)	As a result of News Corporation’s June 2013 separation into two independent publicly-traded companies, its cable and broadcasting networks and properties are held by Twenty-First Century Fox, Inc., which replaced News Corporation in the Primary Peer Group.

Market Surveys. In addition to the Peer Groups, Management and the Compensation Committee considered, as a general reference, market compensation survey data available through a number of nationally-recognized compensation consulting firms. This data covers companies roughly comparable in size (median annual revenue of approximately $18 billion) to the Company from a broad range of industries, including the cable/satellite, telecommunications and media industries.

The Use of Pay Tallies

The Compensation Committee periodically reviews “pay tallies” for the named executive officers (i.e., analyses of the executives’ annual pay and long-term compensation with potential severance payments under various termination scenarios, including involuntary termination scenarios, pursuant to the negotiated employment agreements) to help ensure that the design of the compensation program is consistent with the Company’s compensation philosophy and key principles and that the amount of compensation is within appropriate competitive parameters.

Based on the Compensation Committee’s review of 2014 pay tallies, the Compensation Committee concluded that the total compensation of the named executive officers (and, in the case of involuntary termination or change-in-control scenarios, potential payouts) continues to be appropriate in light of the Company’s compensation philosophy and guiding principles and is consistent with relevant competitive marketplace data.

The Role of Employment Agreements

Each of the named executive officers is employed pursuant to a multi-year employment agreement that reflects the individual negotiations with the relevant named executive officer. The Company has long used such agreements to foster retention, to be competitive and to protect the business with restrictive covenants, such as non-competition, non-solicitation and confidentiality provisions, and, in some cases, “clawback” rights (i.e., rights to recover compensation paid to an executive if the Company subsequently determines that the compensation was not properly earned). The employment agreements provide for severance pay in the event of the involuntary termination of the executive’s employment without cause, which serves as consideration for the restrictive covenants, provides financial security to the executive and allows the executive to remain focused on the Company’s interests at all times.

The employment agreement for each named executive officer is described in detail below under “—Employment Agreements,” “—Potential Payments upon Termination of Employment” and “—Potential Payments upon a Change in Control,” below.

The Role of Stockholder Advisory Vote on Executive Compensation

The Company provides its stockholders with the opportunity to cast an annual advisory vote on executive compensation (a “say-on-pay vote”). At the Company’s annual meeting of stockholders in June 2014, approximately 62% of the votes cast on the say-on-pay vote were voted in favor of management’s proposal. As a result of Management’s report on its and Compensation Committee members’ engagement with the Company’s stockholders in connection with the 2014 say-on-pay vote and generally, the Compensation Committee believes that this vote indicates stockholders’ general support of the Company’s approach to executive compensation, but a lower level of enthusiasm for the special retention equity awards made in connection with Comcast merger. As discussed above, the Compensation Committee viewed these awards as part of a critical retention program to support the Company’s ongoing business needs and goals during the pendency of the Comcast merger and not as a component of the Company’s regular annual compensation. The Committee believes that these programs reflect the Company’s philosophy and goals and have been effective at creating value for the Company’s stockholders by motivating and retaining executives to achieve the Company’s objectives. As a result, the Compensation Committee did not change its compensation approach in 2014 in light of these vote results. The Compensation Committee will continue to consider the outcome of the Company’s say-on-pay vote when making future compensation decisions for the named executive officers.

Additional Executive Compensation Information

Ownership and Retention Requirements; Hedging Policy

Beginning in 2011, the Company adopted stock ownership requirements that, following a five-year phase-in period, require that covered officers hold stock (including in the form of unvested RSUs (other than those then subject to satisfaction of performance criteria)) in an amount equal to or exceeding a multiple of their annual base salary. As of January 31, 2015, each of the named executive officers would have met his or her ownership requirement if the phase-in period had expired.

Title	Stock Ownership Requirement Multiple of Annual Base Salary
Chief Executive Officer	6.0X
Chief Operating Officer	3.5X
Chief Financial Officer	3.5X
Other Executive Officers (and Executive Vice Presidents)	2.0X

Under the ownership requirements, the Company will review covered officers’ compliance on January 31 of each calendar year. If an officer is not in compliance with the requirement within a five-year phase-in period (January 31, 2016 for all named executive officers other than Messrs. Jain and Minson), he or she will be required to retain at least 50% of any stock received upon exercise of stock options or vesting of RSUs (after shares used to cover exercise costs, taxes, etc.). Prior to the full implementation of the requirements, the executive officers must obtain consent from the Chief Executive Officer if a sale of Common Stock would cause the executive to no longer satisfy the ownership requirement. The Compensation Committee will also consider the executive officers’ compliance with the ownership and retention requirements in determining compensation.

Under the Company’s securities trading policies, executive officers and directors of the Company may not engage in hedging strategies using puts, calls, straddles, collars or other similar instruments involving the Company’s securities, except under very limited circumstances with the Company’s approval. None of the Company’s executive officers has pledged Company Common Stock.

Risk Assessment

During 2014, the Compensation Committee conducted a risk assessment of the named executive officers’ compensation. As part of the risk assessment, the Compensation Committee reviewed the key design features of the Company’s 2014 incentive programs, the nature of the risks that these features might give rise to and certain mitigating factors.

The Compensation Committee concluded that the Company’s executive incentive programs do not incentivize excessive risk-taking or inappropriate conservatism in behavior and decisionmaking. Among the factors giving rise to the Compensation Committee’s determination were the following:

•	The Company’s compensation programs for the named executive officers provide a balanced mix of cash and equity and annual and longer-term incentives.

•	Short-term incentives are designed to require the Company to reach “stretch” (but not unrealistic) targets and provide for a range of potential payout levels depending on performance above a threshold level.

•	Maximum annual bonus payout levels are limited to 150% of target annual bonus (as adjusted for the Supplemental Bonus Program).

•	The Compensation Committee has discretion in determining payouts under the Company’s annual cash bonus plans and can use its discretion to ensure that neither excessive risk-taking nor inappropriate conservatism in decisionmaking is rewarded.

Perquisites

The Company provides a very limited number of perquisites to the named executive officers. Where provided, the Company believes these perquisites facilitate the operation of its business, allow named executive officers to better focus their time, attention and capabilities on their Company activities, address safety and security concerns and assist the Company in recruiting and retaining key executives.

The Company’s perquisites for its named executive officers in 2014 included, in the case of Mr. Marcus, eligibility for financial services reimbursement (e.g., tax and estate planning), while the Company has generally discontinued this reimbursement eligibility for other executives. At the request of the Company’s Board, during 2014, Mr. Marcus used Company-owned or leased aircraft for business and personal travel under most circumstances. In limited instances, with CEO approval, the Company’s other executive officers (as well as guests of such executive officers) are permitted to join an otherwise scheduled business-purpose Company flight for personal purposes. The Company imputes income to executive officers who make personal use of Company aircraft as and when required under applicable tax rules. The perquisites provided to the named executive officers are noted in the Summary Compensation Table, below.

Benefits

The Company maintains defined benefit and defined contribution retirement programs for its employees in which the Company’s named executive officers participate, subject to satisfaction of eligibility requirements. The objective of these programs is to help provide financial security into retirement, reward and motivate tenure and recruit and retain talent in a competitive market. In addition to the Company’s tax-qualified defined benefit plan, the Company maintains a nonqualified defined benefit plan in which the named executive officers participate. The tax-qualified defined benefit plan has a maximum compensation limit and a maximum annual benefit imposed by the tax laws, which limit the benefit under the plan for certain participants. In order to provide a retirement benefit more commensurate with salary levels, the nonqualified defined benefit plan provides benefits to key salaried employees, including the named executive officers, using the same formula for calculating benefits as is used under the tax-qualified defined benefit plan but taking into account compensation in excess of the compensation limitations for the tax-qualified defined benefit plan up to a cap of $350,000 per year and determined without regard to the maximum annual benefit under the tax-qualified plan. See “—Pension Plans.”

The Company also maintains a nonqualified deferred compensation plan to which contributions by the Company or employees are no longer permitted. See “—Nonqualified Deferred Compensation.”

Tax Deductibility of Compensation

Section 162(m) generally disallows a tax deduction to public corporations for compensation in excess of $1 million in any one year with respect to each of its Chief Executive Officer and three most highly paid executive officers (other than the Chief Financial Officer) with the exception of compensation that qualifies as performance-based compensation. The Compensation Committee considers Section 162(m) implications in making compensation recommendations and in designing compensation programs for the executives. In this regard, the 162(m) Bonus Plan and the Company’s 2006 and 2011 Stock Incentive Plans were submitted to and approved by stockholders so that compensation paid under those plans may qualify as performance-based compensation under Section 162(m). However, the Compensation Committee retains the discretion to pay compensation that is not deductible, whether under such plans or otherwise, when it determines that to be in the best interests of the Company and its stockholders.

Compensation Committee Report

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis with Management and, based on such review and discussions, the Compensation Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in the Company’s Proxy Statement and the Company’s Annual Report on Form 10-K.

Members of the Compensation Committee

Peter R. Haje (Chair)	N.J. Nicholas, Jr.
Carole Black	Edward D. Shirley

The Report of the Compensation Committee is not to be deemed to be “soliciting material” or to be “filed” with the SEC or subject to Regulation 14A or 14C or to the liabilities of Section 18 of the Exchange Act, except to the extent TWC specifically requests that such information be treated as soliciting material or specifically incorporates it by reference into any filing under the Securities Act of 1933 or the Exchange Act.

Summary Compensation Table

The following table presents information concerning total compensation paid to the Company’s Chief Executive Officer, Chief Financial Officer and each of its three other most highly compensated executive officers who served in such capacities on December 31, 2014 (collectively, the “named executive officers”). Additional information regarding salary, incentive compensation and other components of the named executive officers’ total compensation is provided under “—Compensation Discussion and Analysis.”

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary	Bonus	Stock Awards(1)	Option Awards(2)	Non-Equity Incentive Plan Compensation(3)	Change in Pension Value and Nonqualified Deferred Compensation Earnings(4)	All Other Compensation(5)	Total
Robert D. Marcus(6)	2014	$1,500,000	$—	$24,745,763	$—	$7,950,000	$134,330	$285,504	$34,615,597
Chairman and Chief	2013	1,000,000	—	2,196,763	2,489,576	2,726,250	—	106,565	8,519,154
Executive Officer	2012	1,000,000	—	3,559,248	2,734,098	2,646,875	127,320	28,105	10,095,646

Dinesh C. Jain(7)	2014	$1,000,000	$—	$12,120,258	$—	$3,975,000	$—	$889,106	$17,984,364
Chief Operating Officer

Arthur T. Minson, Jr.(8)	2014	$900,000	$—	$9,847,863	$—	$2,146,500	$89,970	$—	$12,984,333
Executive Vice President	2013	574,615	500,000	1,826,915	1,767,619	817,875	—	—	5,487,024
and Chief Financial
Officer

Marc Lawrence-Apfelbaum	2014	$650,000	$—	$4,772,520	$—	$1,033,500	$330,900	$28,136	$6,815,056
Executive Vice President,	2013	650,000	—	576,694	659,476	590,688	—	38,648	2,515,506
General Counsel and	2012	645,400	—	679,493	956,945	679,365	239,500	50,391	3,251,094
Secretary

Peter C. Stern(9)	2014	$625,000	$—	$4,233,646	$—	$993,750	$129,720	$11,667	$5,993,783
Executive Vice President
and Chief Product, People and Strategy Officer

(1)	Amounts set forth in the Stock Awards column represent the aggregate grant date fair value of RSU awards and RSU awards subject to performance-based vesting conditions (“PBUs”) granted by the Company in each year included in the table, each as computed in accordance with SEC rules. For 2014, the Stock Awards include the grant date fair value of the 2014 annual LTI award and the retention equity awards of RSUs that represented awards that would otherwise have been made in 2015 and 2016. Each of the 2014, 2015 and 2016 awards had the following grant date fair value: For Mr. Marcus—$9,595,373 (including a special award pursuant to his employment agreement with a grant date fair value of $2,020,178), $7,575,195 and $7,575,195, respectively; for Mr. Jain—$4,040,086; for Mr. Minson—$3,282,621; for Mr. Lawrence-Apfelbaum—$1,590,840; and for Mr. Stern—$1,313,184, $1,460,231 and $1,460,231, respectively, including the grant date fair value of retention equity awards of RSUs in August 2014 to reflect his increased target compensation for the remainder of the year. For additional information about these grants, see “—Compensation Discussion and Analysis—Special 2014 Compensation Considerations and Programs.” These amounts were calculated based on the closing sale price of the Common Stock on the NYSE on the date of grant and, in the case of PBUs, based on the probability that the performance targets would be achieved. See “—Outstanding Equity Awards.” For information about the assumptions used in these calculations, see Note 13 to the Company’s audited consolidated financial statements included in the Original Form 10-K. The amounts set forth in the Stock Awards column do not represent the actual value that may be realized by the named executive officers. See “—Grants of Plan-Based Awards.”

(2)	No stock options were awarded in 2014. Amounts set forth in the Option Awards column for years before 2014 represent the aggregate grant date fair value of stock option awards and stock option awards subject to performance-based vesting conditions (“PBOs”) with respect to Common Stock granted by the Company in each year included in the table, each as computed in accordance with SEC rules and, in the case of PBOs, based on the probability that the performance targets would be achieved. For information about the assumptions used in these calculations, see Notes 3 and 13 to the Original Form 10-K. The actual value, if any, that may be realized by an executive officer from any stock option will depend on the extent to which the market value of the Common Stock exceeds the exercise price of the option on the date the option is exercised. Consequently, there is no assurance that the value realized by an executive officer will be at or near the value estimated above. These amounts should not be used to predict stock performance. None of the stock options reflected in the table was awarded with tandem stock appreciation rights.

(3)	Amounts set forth in the Non-Equity Incentive Plan Compensation column represent cash bonuses awarded pursuant to the Company’s 162(m) Bonus Plan and both the 2014 AIP and the Supplemental Bonus Program. A portion of these amounts has been paid to the named executive officers, but, consistent with the terms of the Supplemental Bonus Program, which increased the target bonus opportunity by 50%, the balance of these amounts will be paid in April 2015 as a result of the abandonment of the Comcast merger. For additional information regarding the Compensation Committee’s determinations with respect to the annual bonus under the 162(m) Bonus Plan, the 2014 AIP and the Supplemental Bonus Program, see “—Compensation Discussion and Analysis—2014 Short-Term Incentive Program—Annual Cash Bonus.”

(4)	These amounts represent the aggregate change in the actuarial present value of each named executive officer’s accumulated pension benefits under the Time Warner Cable Pension Plan, and the Time Warner Cable Excess Benefit Pension Plan, to the extent the named executive officer participates in these plans. For 2013, the participating executives had a negative year-over-year change in such pension value mainly driven by a higher discount rate assumption used in the present value calculation. Mr. Jain was not yet eligible to participate in the plans during 2014. See the Pension Benefits Table and “—Pension Plans” for additional information regarding these benefits. The named executive officers did not receive any above-market or preferential earnings on compensation deferred on a basis that is not tax qualified.

(5)	Amounts shown in the All Other Compensation column for 2014 include the following:

(a)  Pursuant to the TWC Savings Plan, a tax-qualified defined contribution plan available generally to TWC employees, for the 2014 plan year, each of the named executive officers deferred a portion of his annual compensation and the Company contributed $11,667 as a matching contribution on the amount deferred by each named executive officer, except for Messrs. Minson and Jain who did not participate.

(b)  The Company maintains a program of life and disability insurance generally available to all salaried employees on the same basis. This group term life insurance coverage was reduced to $50,000 for each of Messrs. Marcus and Lawrence-Apfelbaum who were each given a cash payment to cover the cost of specified coverage under a voluntary group program available to employees generally (“GUL insurance”). In 2014, this cash payment was $11,088 for Mr. Marcus (including $3,024 for 2013 paid in 2014) and $16,469 for Mr. Lawrence-Apfelbaum. For a description of life insurance coverage for certain executive officers provided pursuant to the terms of their employment agreements, see “—Employment Agreements.”

(c)  The amounts of personal benefits for 2014 that exceed $10,000 in the aggregate are shown in this column and consist of the aggregate incremental cost to the Company as follows: (i) for Mr. Marcus, (x) reimbursement of fees for financial services of $13,230; and (y) transportation-related benefits of $249,519 related to personal use of Company-owned aircraft; and (ii) for Mr. Jain, (x) reimbursement of fees for financial services of $8,330; (y) payments of $86,564 related to Company-provided housing in New York City in connection with joining the Company as Chief Operating Officer and a tax equalization benefit of $51,929 related to the housing payments, each pursuant to the Company’s standard executive relocation arrangements; and (z) severance payments related to his prior employment by Insight of $742,283, see “—Employment Agreements—Dinesh C. Jain.” The Board encouraged Mr. Marcus to use corporate-owned or leased aircraft for security reasons. The incremental cost of any personal use is based on fuel, landing, repositioning and catering costs and crew travel expenses related to the personal use. Mr. Marcus’s transportation-related benefits also include the incremental cost of certain of his family members accompanying him on certain business and personal trips on corporate aircraft. The incremental cost to the Company for the use of the aircraft under these circumstances is limited to catering and TWC’s portion of employment taxes attributable to the income imputed to the executive for tax purposes.

(6)	Mr. Marcus served as President and Chief Operating Officer from December 2010 until December 31, 2013. On January 1, 2014, he became Chairman and Chief Executive Officer. Mr. Marcus’s Stock Awards include for 2012 a special award of PBUs with a grant date fair value of $1,617,840 and for 2014 include a special award of RSUs and PBUs with an aggregate grant date fair value of $2,020,178 pursuant to the terms of his employment agreement.

(7)	Mr. Jain joined the Company as Chief Operating Officer in January 2014. See “—Employment Agreements—Dinesh C. Jain”

(8)	Mr. Minson rejoined the Company as Executive Vice President and Chief Financial Officer in May 2013. In addition to a prorated annual equity award for 2013, in connection with rejoining the Company, Mr. Minson received (a) special time-based RSU and stock option awards each valued at approximately $1,000,000 at the time of grant with standard vesting terms to offset forfeited compensation from his prior employer such that joining the Company would have an economically neutral impact and (b) a cash payment of $500,000 that would have been repayable if his employment had terminated within one year of his hire date. See “—Employment Agreements—Arthur T. Minson, Jr.”

(9)	Mr. Stern became Executive Vice President and Chief Product, People and Strategy Officer in July 2014 having served as Executive Vice President and Chief Strategy, People and Corporate Development Officer prior to that.

Grants of Plan-Based Awards

The following table presents information with respect to each award of plan-based compensation to each named executive officer in 2014, including (a) annual cash awards under the 162(m) Bonus Plan and 2014 AIP and Supplemental Bonus Program, (b) awards of PBUs granted under the Stock Plan that are subject to performance-based vesting conditions, (c) awards of RSUs granted under the Stock Plan with time-based vesting provisions as part of the 2014 annual award and (d) awards of RSUs granted under the Stock Plan with time-based vesting provisions comprising the retention equity awards made in connection with the Comcast merger. No stock options were awarded in 2014.

GRANTS OF PLAN-BASED AWARDS DURING 2014

		Estimated Possible Payouts Under Non-Equity Incentive Plan Awards(1)			Estimated Possible Payouts Under Equity Incentive Plan Awards	Stock Awards: Number of Shares of Stock or Units(2)		Grant Date Fair Value of Stock and Option Awards(2)
Name	Grant Date	Threshold	Target	Maximum	PBU(2)	Annual RSU	Retention Awards
Robert D. Marcus		$3,750,000	$7,500,000	$11,250,000
	2/12/2014				42,548	28,366		$9,595,373
	2/12/2014						111,968	15,150,390
Dinesh C. Jain		$1,875,000	$3,750,000	$5,625,000
	2/12/2014				17,915	11,943		$4,040,086
	2/12/2014						59,716	8,080,172
Arthur T. Minson, Jr.		$1,012,500	$2,025,000	$3,037,500
	2/12/2014				14,556	9,704		$3,282,621
	2/12/2014						48,520	6,565,242
Marc Lawrence-Apfelbaum		$487,500	$975,000	$1,462,500
	2/12/2014				7,054	4,703		$1,590,840
	2/12/2014						23,514	3,181,680
Peter C. Stern(3)		$468,750	$937,500	$1,406,250
	2/12/2014				5,823	3,882		$1,313,184
	2/12/2014						19,410	2,626,368
	8/1/2014						2,016	294,094

(1)	Reflects the threshold, target and maximum payout amounts under the 2014 AIP and Supplemental Bonus Program of non-equity incentive plan awards that were awarded for 2014 under the 162(m) Bonus Plan and 2014 AIP and Supplemental Bonus Program. The target annual bonus payout amount for each named executive officer was established in accordance with the terms of the named executive officer’s employment agreement, as may be increased by the Compensation Committee from time to time. For 2014, these target amounts pursuant to the employment agreement were: Mr. Marcus—$5,000,000; Mr. Jain—$2,500,000; Mr. Minson—$1,350,000; Mr. Lawrence-Apfelbaum—$650,000; and Mr. Stern—$625,000. Each threshold, target and maximum payout amount in the table above reflects 150% of this applicable target payout amount under the 2014 AIP, as increased by the Supplemental Bonus Program opportunity, which increased the target annual bonus opportunity by 50% for 2014 only. For Mr. Stern, the target has been prorated based on the change in his targets during 2014. For a discussion of the 2014 AIP performance goals and the impact of the Supplemental Bonus Program, see “—Compensation Discussion and Analysis.”

(2)	Reflects the number of shares of Common Stock underlying 2014 annual awards of PBUs and RSUs and the retention equity awards under the Stock Plan and the full grant date fair value of the awards. 60% of the annual stock awards in 2014 to named executive officers were awarded as PBUs, including Mr. Marcus’s special award. See footnote (1) to the Summary Compensation Table for the assumptions used to determine the grant-date fair value of the stock awards. For a discussion of the retention equity awards and the performance goal applicable to the PBUs, see “—Compensation Discussion and Analysis.”

(3)	The Compensation Committee approved Mr. Stern’s additional 8/1/2014 retention equity awards on July 23, 2014 in connection with an increase in his future annual target LTI. As shown in footnote (2) to the “Outstanding Equity Awards at December 31, 2014” table, the vesting schedule of these awards is consistent with the retention equity awards made on February 12, 2014.

The 2014 annual awards of PBUs and RSUs granted in 2014 vest in equal installments on each of the third and fourth anniversaries of the date of grant, subject to continued employment and, in the case of PBUs, the satisfaction and certification of the applicable performance condition. As discussed above, the retention equity awards corresponding to the awards that would have been made in 2015 and 2016 will vest in equal installments on the third and fourth anniversaries of February 12, 2015 and February 12, 2016, respectively, subject to continued employment. Generally, holders of RSUs are entitled to receive dividend equivalents or retained distributions if and when regular cash dividends are paid on outstanding shares of Common Stock and at the same rate. In the case of PBUs, the receipt of dividend equivalents is subject to the satisfaction and certification of the applicable performance condition. The satisfaction of the performance condition for continued vesting of the PBUs awarded in 2014 was certified in January 2015. The awards of RSUs and PBUs confer no voting rights on holders and are subject to restrictions on transfer and forfeiture prior to vesting. See “—Compensation Discussion and Analysis—2014 Long-Term Incentive Program—Equity-Based Awards,” “—Employment Agreements” and “—Potential Payments upon Termination of Employment.”

Outstanding Equity Awards

The following table provides information about the outstanding awards of options to purchase the Company’s Common Stock, including PBOs, and the aggregate RSUs and PBUs held by each named executive officer on December 31, 2014. The satisfaction of the one-year performance-based condition related to the vesting of the PBUs awarded in 2014 was certified in January 2015. As of December 31, 2014, the one-year performance-based conditions related to the vesting of all outstanding PBOs had been certified. No stock options, including PBOs, were awarded to the executive officers in 2014.

OUTSTANDING EQUITY AWARDS AT DECEMBER 31, 2014

	Option Awards(1)						Stock Awards
Name	Date of Option Grant	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested(2)	Market Value of Shares or Units of Stock That Have Not Vested(3)	Equity Incentive Plan Awards: Number of Unearned Units of Stock That Have Not Vested(2)	Equity Incentive Plan Awards: Market Value of Unearned Units of Stock That Have Not Vested(3)

Robert D. Marcus							225,084	$34,226,273	42,548	$6,469,849
	2/17/2011	—	32,799	—	$72.05	2/16/2021
	2/16/2012	—	81,131	—	77.04	2/15/2022
	2/13/2013	11,339	121,404	—	86.76	2/12/2023

Dinesh C. Jain		—	—	—	—	—	71,659	$10,896,468	17,915	$2,724,155

Arthur T. Minson, Jr.							77,352	$11,762,145	14,556	$2,213,385
	5/31/2013	—	75,197	—	$95.51	5/30/2023

Marc Lawrence- Apfelbaum							47,448	$7,214,943	7,054	$1,072,631
	2/17/2011	—	9,330	—	$72.05	2/16/2021
	2/16/2012	—	28,397	—	77.04	2/15/2022
	2/13/2013	—	31,869	—	86.76	2/12/2023

Peter C. Stern							38,407	$5,840,168	5,823	$885,445
	2/17/2011	6,376	6,378	—	$72.05	2/16/2021
	2/16/2012	10,816	16,227	—	77.04	2/15/2022
	2/13/2013	8,767	26,306	—	86.76	2/12/2023

(1)	The dates of grant of each named executive officer’s stock options outstanding as of December 31, 2014 are set forth in the table, and the vesting dates for each award can be determined based on the vesting schedules described in this footnote. The awards of stock options and PBOs, upon certification of the performance condition, become exercisable in installments of 25% on the first four anniversaries of the date of grant, assuming continued employment and subject to accelerated vesting upon the occurrence of certain events, including involuntary termination of employment, retirement, death or disability, as defined in the applicable award agreement.

(2)	These columns present the number of shares of Common Stock represented by unvested RSU and PBU awards at December 31, 2014. The annual 2014 RSU awards, and PBUs upon certification of satisfaction of the performance condition, vest 50% on each of the third and fourth anniversaries of the date of grant. Satisfaction of the one-year performance condition related to the vesting of PBUs awarded in 2014 was certified in January 2015. As discussed above, the vesting schedules of the February 2014 retention equity awards were designed to mirror the vesting schedule that would have applied to the awards had they been made in 2015 and 2016, and are based on 50% vesting on each of the third and fourth anniversaries of the dates of grant in those years. The vesting schedules for the awards of RSUs and PBUs assume continued employment and are subject to accelerated vesting upon the occurrence of certain events, including involuntary termination of employment, retirement, death or disability, as defined in the award agreement. Mr. Stern received additional retention equity awards in August 2014 to reflect an increase in his target compensation with a vesting schedule consistent with the retention equity awards made in February 2014. The vesting dates for the unvested RSU and PBU awards are as follows as of December 31, 2014:

	Number of RSUs and PBUs That Have Not Vested	Date of Grant	Vesting Dates
Robert D. Marcus	13,230	2/17/2011	2/17/2015
	46,200	2/16/2012	2/16/2015 and 2/16/2016
	25,320	2/13/2013	2/13/2016 and 2/13/2017
	70,914	2/12/2014	2/12/2017 and 2/12/2018
	55,984	2/12/2014	2/12/2018 and 2/12/2019
	55,984	2/12/2014	2/12/2019 and 2/12/2020

Dinesh C. Jain	29,858	2/12/2014	2/12/2017 and 2/12/2018
	29,858	2/12/2014	2/12/2018 and 2/12/2019
	29,858	2/12/2014	2/12/2019 and 2/12/2020

Arthur T. Minson, Jr.	19,128	5/31/2013	5/31/2016 and 5/31/2017
	24,260	2/12/2014	2/12/2017 and 2/12/2018
	24,260	2/12/2014	2/12/2018 and 2/12/2019
	24,260	2/12/2014	2/12/2019 and 2/12/2020

Marc Lawrence-Apfelbaum	3,764	2/17/2011	2/17/2015
	8,820	2/16/2012	2/16/2015 and 2/16/2016
	6,647	2/13/2013	2/13/2016 and 2/13/2017
	11,757	2/12/2014	2/12/2017 and 2/12/2018
	11,757	2/12/2014	2/12/2018 and 2/12/2019
	11,757	2/12/2014	2/12/2019 and 2/12/2020

Peter C. Stern	2,573	2/17/2011	2/17/2015
	5,040	2/16/2012	2/16/2015 and 2/16/2016
	5,486	2/13/2013	2/13/2016 and 2/13/2017
	9,705	2/12/2014	2/12/2017 and 2/12/2018
	9,705	2/12/2014	2/12/2018 and 2/12/2019
	9,705	2/12/2014	2/12/2019 and 2/12/2020
	1,008	8/1/2014	2/12/2018 and 2/12/2019
	1,008	8/1/2014	2/12/2019 and 2/12/2020

(3)	Calculated using the NYSE closing price on December 31, 2014 of $152.06 per share of Common Stock.

Option Exercises and Stock Vested

The following table sets forth as to each of the named executive officers information on exercises of TWC stock options and the vesting of RSU awards during 2014, including: (i) the number of shares of Common Stock underlying options exercised during 2014; (ii) the aggregate dollar value realized upon exercise of such options; (iii) the number of shares of Common Stock received from the vesting of awards of RSUs during 2014; and (iv) the aggregate dollar value realized upon such vesting (based on the stock price of Common Stock on the vesting dates).

OPTION EXERCISES AND STOCK VESTED DURING 2014

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise	Value Realized on Exercise(1)	Number of Shares Acquired on Vesting	Value Realized on Vesting(2)
Robert D. Marcus	304,000	$23,533,740	27,206	$3,822,662
Dinesh C. Jain	—	$—	—	$—
Arthur T. Minson, Jr.	25,065	$1,328,001	—	$—
Marc Lawrence-Apfelbaum	80,585	$5,769,069	8,497	$1,189,956
Peter C. Stern	24,663	$2,012,207	6,320	$882,654

(1)	The value realized on exercise is calculated based on the difference between the sale price per share of Common Stock and the option exercise price.
(2)	Calculated using the closing sale price of Common Stock on the NYSE on the vesting date.

Pension Plans

Pension Benefits

Eligible employees of the Company participate in the Time Warner Cable Pension Plan, a tax qualified defined benefit pension plan, and the Time Warner Cable Excess Benefit Pension Plan (the “Excess Benefit Plan”), a nonqualified defined benefit pension plan (collectively, the “TWC Pension Plans”), which are sponsored by the Company. Messrs. Marcus, Minson, Lawrence-Apfelbaum and Stern participate in the TWC Pension Plans. Mr. Jain becomes eligible to participate once he attains one year of service with the Company. Federal tax law limits both the amount of compensation that is eligible for the calculation of benefits and the amount of benefits that may be paid to participants under a tax-qualified plan, such as the Time Warner Cable Pension Plan. However, as permitted under Federal tax law, the Company has adopted the Excess Benefit Plan that is designed to provide for supplemental payments by the Company of an amount that eligible employees would have received under the Time Warner Cable Pension Plan if eligible compensation were subject to a higher limit and there were no payment restrictions. The amount of the payment under the Excess Benefit Plan is calculated based on the differences between (a) the annual benefit that would have been payable under the Time Warner Cable Pension Plan if the annual eligible compensation limit imposed by the tax laws was $350,000 (the maximum compensation limit imposed under the Excess Benefit Plan) and (b) the actual benefit payable under the Time Warner Cable Pension Plan.

Benefit payments under the TWC Pension Plans are calculated using the highest consecutive five-year average annual compensation (subject to federal law limits and the $350,000 limit referred to above), which is referred to as “average compensation.” Compensation covered by the TWC Pension Plans takes into account salary, bonus, some elective deferrals and other compensation paid, but excludes the payment of deferred or long-term incentive compensation and severance payments. The annual pension payment under the terms of the TWC Pension Plans, if the employee is vested, and if paid as a single life annuity, commencing at age 65, is an amount equal to the sum of:

•	1.25% of the portion of average compensation that does not exceed the average of the Social Security taxable wage base ending in the year the employee reaches the Social Security retirement age, referred to as “covered compensation,” multiplied by the number of years of benefit service up to 35 years, plus

•	1.67% of the portion of average compensation that exceeds covered compensation, multiplied by the number of years of benefit service up to 35 years, plus

•	0.5% of average compensation multiplied by the employee’s number of years of benefit service in excess of 35 years, plus

•	a supplemental benefit in the amount of $60 multiplied by the employee’s number of years of benefit service up to 30 years, with a maximum supplemental benefit of $1,800 per year.

Special rules apply to various participants who were previously participants in plans that have been merged into the TWC Pension Plans and to various participants in the TWC Pension Plans prior to January 1, 1994. Reduced benefits are available in the case of retirement before age 65 and in other optional forms of benefits payouts, as described below. Eligible employees become vested in benefits under the TWC Pension Plans after completion of five years of service, including service with Time Warner and its affiliates prior to the Separation. For employees hired on or after January 1, 2011, benefit service does not start to accrue prior to the date the employee satisfies the TWC Pension Plans’ eligibility requirements, including one year of eligible service, and commences participation in the TWC Pension Plans.

In addition to the benefits to which they are entitled under the TWC Pension Plans, as a result of prior service at Time Warner or one of its affiliates prior to the Company’s Separation from Time Warner, each of Messrs. Marcus, Minson and Stern is entitled to vested benefits under the Time Warner Pension Plan (the “TW Pension Plan”) based on a formula similar to that under the TWC Pension Plans and benefit service of 7.7 years, 1.9 years and 2.9 years, respectively. Time Warner has also adopted an excess benefit pension plan, which, like the TWC Excess Benefit Plan, provides for payments by Time Warner of certain amounts that eligible employees would have received under the Time Warner Pension Plan if eligible compensation were limited to $350,000 and there were no payment restrictions. Messrs. Marcus, Minson and Stern have ceased to be active participants in the TW Pension Plan and participate in the TWC Pension Plans.

Forms of Benefit Payments

The benefits under the Time Warner Cable Pension Plan are payable as (i) a single life annuity, (ii) a 50%, 75% or 100% joint and survivor annuity, (iii) a life annuity that is guaranteed for 10 years (with certain participants in the Time Warner Cable Pension Plan eligible for 5- and 15-year guaranteed periods), or (iv) as of January 1, 2015, a lump sum. Spousal consent is required in certain cases. The participant may elect the form of benefit payment at the time of retirement. In the case of a single life annuity, the amount of the annuity is based on the applicable formulas described above. In the case of a joint and survivor annuity, the amount of the annuity is based on the single life annuity amount but is reduced to take into account the ages of the participant and beneficiary at the time the annuity payments begin and the percentage elected by the participant. In the case of a life annuity that is guaranteed for a period of time, the amount of the annuity is based on the single life annuity amount but is reduced to take into account the guaranteed period. Benefits under the Excess Benefit Plan are payable only as a lump sum, unless the participant elected to receive monthly installments over 10 years by the applicable deadline.

Pension Benefits Table

Set forth in the table below is each named executive officer’s years of credited service and the present value of his accumulated benefit under the TWC Pension Plans computed as of December 31, 2014, the pension plan measurement date used for financial statement reporting purposes in the Company’s audited consolidated financial statements for the year ended December 31, 2014. The estimated amounts are based on the assumption that payments under the TWC Pension Plans will commence upon normal retirement (generally age 65), that the TWC Pension Plans will continue in force in their forms as of December 31, 2014, that the maximum annual covered compensation is $350,000 and that no joint and survivor annuity will be payable (which would on an actuarial basis reduce benefits to the employee but provide benefits to a surviving beneficiary). Amounts calculated under the pension formula that exceed Internal Revenue Code limits will be paid under the Excess Benefit Plan from TWC’s assets and are included in the present values shown in the table.

PENSION BENEFITS FOR 2014

Name	Plan Name	Number of Years Credited Service(1)	Present Value of Accumulated Benefit(2)	Payments During 2014
Robert D. Marcus	Time Warner Cable Pension Plan	9.4	$253,910	$—
	Excess Benefit Plan	9.4	110,280	—

	Total	9.4	$364,190	$—
Dinesh C. Jain	Time Warner Cable Pension Plan	—	$—	$—
	Excess Benefit Plan	—	—	—

	Total	—	$—	$—
Arthur T. Minson, Jr.(3)	Time Warner Cable Pension Plan	5.3	$109,150	$—
	Excess Benefit Plan	5.3	56,160	—

	Total	5.3	$165,310	$—
Marc Lawrence-Apfelbaum	Time Warner Cable Pension Plan	24.5	$993,680	$—
	Excess Benefit Plan	24.5	423,430	—

	Total	24.5	$1,417,110	$—
Peter C. Stern	Time Warner Cable Pension Plan	10.8	$221,140	$—
	Excess Benefit Plan	10.8	96,750	—

	Total	10.8	$317,890	$—

(1)	Consists of the number of years of service credited to the executive officers as of December 31, 2014 for the purpose of determining benefit service under the TWC Pension Plans.

(2)	The present values of accumulated benefits for the TWC Pension Plans as of December 31, 2014 were calculated using a 4.32% discount and lump-sum rate and the RP-2000 Mortality Table with 5.5% adjustment factor, projected with generational improvements using Scale BB (with no collar adjustment), consistent with the assumptions used in the calculation of the Company’s benefit obligations as disclosed in Note 14 to the audited consolidated financial statements of the Company included in the Original Form 10-K. The present values also assume all benefits are payable at the earliest retirement age at which unreduced benefits are assumed to be payable (which is age 65) under the TWC Pension Plans valued as if paid as a life annuity.

(3)	Mr. Minson’s years of credited service include service to the Company prior to his rehire date in May 2013. Mr. Minson received a distribution from the Excess Plan in April 2010 upon his termination of service to the Company. Upon the first anniversary of his rehire date, he retroactively accrued benefit service from his rehire date.

Nonqualified Deferred Compensation

Prior to 2003, the Time Warner Entertainment Deferred Compensation Plan, an unfunded deferred compensation plan (the “TWE Deferral Plan”), permitted certain employees of the Company and its affiliates (including certain named executive officers) to defer receipt of all or a portion of their annual bonus until a specified future date on which a lump-sum or installment distribution would be made based on the participant’s election. During the deferral period, the participant selects a crediting rate or rates to be applied to the deferred amount from certain of the third party investment vehicles then offered under the TWC Savings Plan and may change that selection quarterly. Since March 2003, deferrals may no longer be made under the TWE Deferral Plan but amounts previously credited under the Plan continue to track the available crediting rate elections. The TWE Deferral Plan does not provide a guaranteed rate of return on deferred amounts.

Set forth in the table below is information about the earnings, if any, credited to the accounts maintained by the named executive officers under the TWE Deferral Plan and any withdrawal or distributions therefrom during 2014 and the balance in the account on December 31, 2014.

NONQUALIFIED DEFERRED COMPENSATION FOR 2014

Name	Executive Contributions in 2014	Registrant Contributions in 2014	Aggregate Earnings in 2014(1)	Aggregate Withdrawals/ Distributions	Aggregate Balance at December 31, 2014
Robert D. Marcus	$—	$—	$—	$—	$—
Dinesh C. Jain	—	—	—	—	—
Arthur T. Minson, Jr.	—	—	—	—	—
Marc Lawrence-Apfelbaum	—	—	425	—	55,350
Peter C. Stern	—	—	—	—	—

(1)	None of the amounts reported in this column is required to be reported as compensation for fiscal year 2014 in the Summary Compensation Table.

Employment Agreements

The material terms of the compensation provided to the Company’s named executive officers during the term of their employment pursuant to employment agreements between the Company and each executive are described below. See “—Compensation Discussion and Analysis—2014 Base Salary and Target Incentive Compensation Determinations” for a discussion of 2014 compensation determinations and “—Potential Payments upon Termination of Employment” and “—Potential Payments upon a Change in Control” for a description of the payments and benefits that would be provided to the Company’s named executive officers in connection with a termination of their employment or a change in control of the Company.

Robert D. Marcus.    In July 2013, the Company and Mr. Marcus entered into a new employment agreement, effective July 25, 2013, pursuant to which Mr. Marcus continued to serve as President and Chief Operating Officer until January 1, 2014 at which time Mr. Marcus began serving as the Company’s Chairman of the Board and Chief Executive Officer through December 31, 2016, subject to earlier termination pursuant to its terms. If the employment agreement is not extended or renewed at or before its expiration date, Mr. Marcus’s employment will continue thereafter on an at-will basis. The agreement currently provides Mr. Marcus with (a) a minimum annual base salary of $1,500,000; (b) an annual discretionary bonus with a target amount $5,000,000; and (c) annual long-term incentive compensation with a target value of approximately $7,500,000 (based on a valuation method established by the Company), which may be in the form of stock options, RSUs, other equity-based awards, any of which may include performance-based vesting conditions, cash or other components, or any combination of such forms, as may be determined by the Compensation Committee, in its sole discretion but consistent with the general vesting and other terms as determined for the other “named executive officers” of the Company. The employment agreement provides for participation in the Company’s benefit plans and programs, including $50,000 of group life insurance and reimbursement of financial services. Mr. Marcus also receives an annual payment equal to two times the premium cost for $4,000,000 of life insurance as determined by the Company based on its GUL insurance program. Mr. Marcus’s employment agreement includes compensation forfeiture and “clawback” provisions and confidentiality terms, as well as non-solicitation, non-compete and non-disparagement covenants that apply during and after the term of his employment. If his employment terminates during the term of his employment agreement, the confidentiality and non-disparagement covenants apply indefinitely, the non-solicitation covenant survives for one year and the non-compete survives for 24 months. In addition, pursuant his employment agreement, in 2014, Mr. Marcus received a special RSU award with a grant value of approximately $2,000,000 reflecting the same terms as the annual long-term incentive award made to the Company’s other senior executives.

Dinesh C. Jain.    Mr. Jain joined the Company as its Chief Operating Officer, effective as of January 13, 2014 and is employed pursuant to a fixed-term employment agreement that provides that Mr. Jain will serve the Company in such capacity until January 12, 2017, unless earlier terminated or extended pursuant to its terms. If the employment agreement is not extended or renewed at or before its expiration date, Mr. Jain’s employment will continue thereafter on an at-will basis. The agreement further provides Mr. Jain with (a) a minimum annual base salary of $1,000,000; (b) an annual discretionary bonus with a minimum target amount of $1,250,000; and (c) annual long-term incentive compensation eligibility, which may be in the form of stock options, RSUs, other equity-based awards, any of which may include performance-based vesting conditions, cash or other components, or any combination of such forms, as may be determined by the Company in its sole discretion, with the sum of the target annualized value of the three elements equal to at least $7,500,000 (based on a valuation method established by the Company). The employment agreement provides for participation in the Company’s benefit plans and programs, including group life insurance. Mr. Jain’s employment agreement includes compensation forfeiture and clawback provisions and confidentiality terms, as well as non-solicitation, non-compete and non-disparagement covenants that apply during and after the term of his employment for the same periods during the term of the agreement as apply to Mr. Marcus.

In addition, prior to the closing of the Company’s acquisition of Insight Communications Company, Inc. in February 2012, Mr. Jain’s Insight employment was terminated. Pursuant to Mr. Jain’s severance arrangements with Insight, which is now a wholly-owned subsidiary of the Company, Mr. Jain received the following severance payments and benefits: (a) base salary continuation payments of $1,457,637, payable beginning on March 9, 2012 through February 9, 2014, in substantially equal installments on the Company’s regular payroll dates; (b) payments attributable to his 2011 bonus of $1,225,260, payable in three installments—$510,525 paid in January 2013, $612,630 paid in January 2014, and $102,105 paid in January 2015; and (c) a payment attributable to his 2012 bonus (prorata) of $100,706 paid in January 2013.

Arthur T. Minson, Jr.    Mr. Minson rejoined the Company as its Executive Vice President and Chief Financial Officer effective May 2, 2013 and is employed pursuant to a fixed-term employment agreement that provides that Mr. Minson will serve the Company in such capacity until May 1, 2016, unless earlier terminated or extended pursuant to its terms. If the employment agreement is not extended or renewed at or before its expiration date, Mr. Minson’s employment will continue thereafter on an at-will basis. The agreement further provides Mr. Minson with (a) a minimum annual base salary of $900,000; (b) an annual discretionary bonus with a target amount established each year; and (c) annual long-term incentive compensation eligibility, which may be in the form of stock options, RSUs, other equity-based awards, any of which may include performance-based vesting conditions, cash or other components, or any combination of such forms, as may be determined by the Company in its sole discretion, with the sum of the target annualized value of the three elements equal to at least $5,500,000 (based on a valuation method established by the Company). The employment agreement provides for participation in the Company’s benefit plans and programs, including group life insurance. Mr. Minson’s employment agreement includes compensation forfeiture and clawback provisions and confidentiality terms, as well as non-solicitation, non-compete and non-disparagement covenants that apply during and after the term of his employment for the same periods during the term of the agreement as apply to Mr. Marcus.

In addition, in connection with rejoining the Company, the Company agreed to make certain one-time payments and equity awards to Mr. Minson in 2013 in part to compensate for certain forfeited compensation from his prior employer: (a) a cash payment of $500,000 and (b) special time-based RSU and stock option awards each valued at approximately $1,000,000 at the time of grant pursuant to the Company’s valuation methodology with standard vesting terms, subject to his continued employment by the Company on the applicable payment and vesting dates and the terms of the award agreements.

Marc Lawrence-Apfelbaum.    During 2014, Mr. Lawrence-Apfelbaum served as the Company’s Executive Vice President, General Counsel and Secretary pursuant to an employment agreement effective as of February 16, 2012, which was renewed through December 31, 2016 in August 2014, unless earlier terminated or extended pursuant to its terms. If the employment agreement is not extended or renewed at or before its expiration date, Mr. Lawrence-Apfelbaum’s employment will continue thereafter on an at-will basis. The agreement further provides Mr. Lawrence-Apfelbaum with (a) a minimum annual base salary of $650,000, (b) an annual discretionary bonus with a minimum target amount of $650,000, and (c) annual long-term incentive compensation eligibility, which may be in the form of stock options, RSUs, other equity-based awards, any of which may include performance-based vesting conditions, cash or other components, or any combination of such forms, as may be determined by the Company in its sole discretion, with the sum of the target annualized value of the three elements equal to at least $2,875,000 (based on a valuation method established by the Company). Consistent with his previous agreement, the 2012 agreement provides that all equity awards granted by the Company to Mr. Lawrence-Apfelbaum will be eligible for “retirement” treatment (within the meaning of the respective equity award agreements) as a result of his having attained age 55 with more than ten years of service with the Company or its affiliates regardless of any other definition of retirement in the related equity award agreements. The employment agreement provides for participation in the Company’s benefit plans and programs, including group life insurance. Mr. Lawrence-Apfelbaum also receives an annual payment equal to the premium cost for life insurance with a death benefit equivalent to three times his annual base salary and target bonus pursuant to the agreement, as determined by the Company based on its GUL insurance program. Mr. Lawrence-Apfelbaum’s employment agreement includes compensation forfeiture and “clawback” provisions and confidentiality terms, as well as non-solicitation, non-compete and non-disparagement covenants that apply during and after the term of his employment.

Peter C. Stern.    Mr. Stern served as the Company’s Executive Vice President and Chief Product, People and Strategy Officer from July 2014, having served as Executive Vice President and Chief Strategy, People and Corporate Development Officer prior to that, pursuant to a fixed-term employment agreement that provides that Mr. Stern will serve the Company in such capacity until October 31, 2014 (subsequently extended until December 31, 2016), unless earlier terminated or extended pursuant to its terms. If the employment agreement is not extended or renewed at or before its expiration date, Mr. Stern’s employment will continue thereafter on an at-will basis. The agreement further provides Mr. Stern with (a) a minimum annual base salary of $495,000 (increased to $600,000 for 2014 and to $650,000 during 2014); (b) an annual discretionary bonus with a target amount established each year; and (c) annual long-term incentive compensation eligibility, which may be in the form of stock options, RSUs, other equity-based awards, any of which may include performance-based vesting conditions, cash or other components, or any combination of such forms, as may be determined by the Company in its sole discretion, with the sum of the target annualized value of the three elements equal to at least $1,745,000 (based on a valuation method established by the Company). The employment agreement provides for participation in the Company’s benefit plans and programs, including group life insurance. Mr. Stern’s employment agreement includes compensation forfeiture and clawback provisions and confidentiality terms, as well as non-solicitation, non-compete and non-disparagement covenants that apply during and after the term of his employment for the same periods during the term of the agreement as apply to Mr. Marcus.

Right to Recover Compensation.    The named executive officers are subject to compensation “clawback” provisions under the terms of their employment agreements and/or equity award agreements. These provisions allow the Company to require repayment of certain compensation in the event of a termination for “cause.” The clawback provisions are also applicable following a financial restatement or a determination that incentive compensation was paid based on incorrect financial performance results.

Potential Payments upon Termination of Employment

Under their respective employment agreements, the named executive officers are entitled to certain payments and benefits upon their termination of employment during the term of their employment agreements for various reasons (such as an involuntary termination without cause or termination by reason of the Company’s material breach of the agreement). The following table and summaries quantify and describe the potential payments and benefits that would be provided to each of the Company’s named executive officers in connection with a termination of employment under various circumstances on December 31, 2014 under the executive’s employment agreement and other Company compensation arrangements, in each case as in effect on such date.

Termination Reason	Base Salary Continuation	Pro Rata Bonus(1)	Annual Bonus Continuation	Aggregate Benefit Plan Continuation(2)	Stock- Based Awards(3)	Other(4)	Total
Robert D. Marcus
Without Cause(5)	$3,000,000	$7,950,000	$10,000,000	$46,009	$40,308,645	$216,128	$61,520,782
Retirement/Voluntary	—	—	—	—	—	—	—
For Cause	—	—	—	—	—	—	—
Death(6)	—	7,950,000	—	—	57,334,499	—	65,284,499
Disability	2,250,000	7,950,000	7,500,000	46,009	57,334,499	216,128	75,296,636
Dinesh C. Jain
Without Cause(5)	$2,000,000	$3,975,000	$5,000,000	$50,047	$4,540,207	$—	$15,565,254
Retirement/Voluntary	—	—	—	—	—	—	—
For Cause	—	—	—	—	—	—	—
Death(6)	—	3,975,000	—	—	13,620,623	—	17,595,623
Disability	1,500,000	3,975,000	3,750,000	50,047	13,620,623	—	22,895,670
Arthur T. Minson, Jr.
Without Cause(5)	$1,800,000	$2,146,500	$2,700,000	$48,942	$10,849,970	$—	$17,545,412
Retirement/Voluntary	—	—	—	—	—	—	—
For Cause	—	—	—	—	—	—	—
Death(6)	—	2,146,500	—	—	18,227,921	—	20,374,421
Disability	1,350,000	2,146,500	2,025,000	48,942	18,227,921	—	23,798,363
Marc Lawrence-Apfelbaum
Without Cause(5)	$1,950,000	$1,033,500	$1,950,000	$66,138	$9,669,917	$170,024	$14,839,579
Retirement/Voluntary	—	—	—	—	9,669,917	—	9,669,917
For Cause	—	—	—	—	—	—	—
Death(6)	—	1,033,500	—	—	13,245,456	—	14,278,956
Disability	1,950,000	1,033,500	1,950,000	—	13,245,456	—	18,178,956
Peter C. Stern
Without Cause(5)	$1,300,000	$993,750	$1,300,000	$46,123	$6,913,011	$—	$10,552,884
Retirement/Voluntary	—	—	—	—	—	—	—
For Cause	—	—	—	—	—	—	—
Death(6)	—	993,750	—	—	10,171,049	—	11,164,799
Disability	975,000	993,750	975,000	46,123	10,171,049	—	13,160,922

(1)	The pro rata bonus amount represents the executive’s actual full-year 2014 bonus and Supplemental Bonus determined based on the Company’s 2014 performance. The Supplemental Bonus would be paid upon the closing or abandonment of the Comcast merger.

(2)	Includes the estimated cost of continued health, life and disability insurance, based on 2015 rates.

(3)	Reflects the value of unvested stock options and RSUs granted prior to 2015 that will vest as a result of the applicable termination of employment based on the excess of the closing sale price of Common Stock on December 31, 2014 ($152.06) over the exercise price of stock options and the closing sale price of Common Stock on December 31, 2014 ($152.06) for RSUs and assumes the performance goal for performance-based awards is achieved and certified. Pursuant to the terms of the retention equity awards, in the event of a termination without cause on December 31, 2014, or prior to the applicable anniversary of the date of grant, the retention equity awards would be forfeited unless the termination follows a change in control. As a result, the value of the retention equity awards is only included in the event of death or disability.

(4)	Reflects the following components in the event of termination without cause or due to disability:

One-Time Benefit
	Annual Benefit		Termination without Cause
	Financial Services	Life Insurance- related Benefits	Office Space/ Secretarial Support
Robert D. Marcus	$100,000	$8,064	$—
Dinesh C. Jain	—	—	—
Arthur T. Minson, Jr.	—	—	—
Marc Lawrence-Apfelbaum	—	16,355	120,960
Peter C. Stern	—	—	—

In addition to the amount shown above, the executive would also receive distributions under the Excess Benefit Plan and/or the TWE Deferral Plan following termination, as described under “—Pension Plans” and “—Nonqualified Deferred Compensation.”

(5)

In the event of a termination of employment without cause within 24 months after a change-in-control event (as defined below), the payments and benefits due would be the same as shown for a termination without cause, except that (a) the salary, bonus and benefits would be payable for a 36-month period instead of a 24-month period (except for Mr. Lawrence-Apfelbaum whose payment period shown above is 36 months), (b) the retention equity awards would vest upon termination of employment and (c) each of Messrs. Lawrence-Apfelbaum and Stern would be entitled to outplacement services valued at $90,000, as follows:

	Base Salary Continuation	Pro Rata Bonus	Annual Bonus Continuation	Stock-Based Awards	Aggregate Benefit Plan Continuation	Other
Robert D. Marcus	$4,500,000	$7,950,000	$15,000,000	$57,334,499	$71,964	$324,192
Dinesh C. Jain	3,000,000	3,975,000	7,500,000	13,620,623	78,025	—
Arthur T. Minson, Jr.	2,700,000	2,146,500	4,050,000	18,227,921	76,368	—
Marc Lawrence-Apfelbaum	1,950,000	1,033,500	1,950,000	13,245,456	66,138	260,024
Peter C. Stern	1,950,000	993,750	1,950,000	10,171,049	72,136	90,000

(6)	Excludes any death benefits payable under the Company-paid life insurance plan provided to all eligible TWC employees.

Termination without Cause

Termination of Employment during Employment Agreement Term.    Each of the named executive officers is entitled to payments and benefits under the executive’s employment agreement or other compensation arrangements upon a termination of employment by the Company without cause (generally defined as described below) or termination of employment by the executive following the Company’s material breach of the employment agreement, including with respect to compensation, authority, duties and responsibilities, location and, in some cases, title and reporting line (collectively referred to as a “termination without cause”). In the event of a termination without cause (other than after a change in control, which is covered below), the executives would receive the following payment and benefits:

•	Any earned but unpaid base salary through the termination date.

•	Any accrued but unpaid bonus for the year prior to the year in which termination of employment occurs, based on actual Company performance results for such year.

•	A pro rata portion of any bonus through the termination date for the year of termination, based on actual Company performance results for such year.

•	Severance payments over the following severance periods, paid on the Company’s normal payment dates for salary and bonuses:

➢	in the case of Messrs. Marcus, Jain, Minson and Stern, annual base salary and annual target bonuses for a 24-month severance period; and

➢	in the case of Mr. Lawrence-Apfelbaum, annual base salary and annual target bonus on the effective date of termination for a 36-month severance period.

•	Additional benefits during the severance period:

➢	continued participation in the Company’s health and welfare benefits and certain cable services and, for Mr. Marcus, financial services;

➢	in the case of Messrs. Marcus and Lawrence-Apfelbaum, continued payments equal to the premium cost of certain life insurance; and

➢	in the case of Mr. Lawrence-Apfelbaum, one year of office space and secretarial services.

•	Outstanding equity awards would be treated as follows, subject to satisfaction of any performance condition under the relevant award:

➢	in the case of Messrs. Marcus, Jain, Minson and Stern, all unvested RSUs and stock options, other than the retention equity awards, if any, would vest upon termination of employment and any vested stock options would be exercisable for the time periods set forth in the respective award agreements, generally one year thereafter (but not beyond the original expiration date);

➢	in the case of Mr. Lawrence-Apfelbaum, (a) unvested stock options granted before February 16, 2012 would continue to vest for 36 months during his severance period and would be fully vested at the conclusion of the severance period with an exercise period for his vested stock options continuing for five years thereafter (but not beyond the original expiration date) and (b) all RSUs and stock options granted on or after February 16, 2012 would vest upon termination of employment, with an exercise period for his vested stock options generally continuing for five years thereafter (but not beyond the original expiration date); and

➢	in the case of the retention equity awards, prior to, or absent, a change-in-control event, including the closing of the Comcast merger, the retention equity awards would be forfeited if the termination of employment is prior to the date on which either retention equity award would have normally been made (i.e., February 2015 or February 2016, as appropriate) or would vest upon termination of employment if the termination of employment were after such dates.

The executive’s right to receive severance benefits upon a termination without cause is generally conditioned upon execution of a release of claims against the Company. If the executive obtains other full-time employment during the applicable severance period, the executive would continue to receive the severance cash payments described above but would cease to be eligible for continuation of benefits or continued vesting in any outstanding stock options or RSUs. In addition, severance benefits may be reduced or terminated and equity awards may be forfeited if the executive breaches applicable restrictive covenant terms. Severance payments may be delayed to the extent necessary for compliance with Section 409A of the Internal Revenue Code (“Section 409A”) governing nonqualified deferred compensation.

Termination of Employment during the “At-Will” Period.    If the employment of any executive officers is terminated without cause while the executive is serving as an at-will employee after the term of his employment agreement, subject to the execution and delivery of a release of claims, (a) the executive’s outstanding equity awards will be treated as if the executive had been terminated without cause and (b) the executive will be entitled to benefits under an executive level severance program that will provide a minimum severance benefit equal to the executive’s base salary and target bonus in effect at the time of the termination for 12 months from the termination date for Messrs. Marcus and Stern, six months from the termination date for Messrs. Jain and Minson and 24 months from the termination date for Mr. Lawrence-Apfelbaum.

Retirement or Voluntary Resignation

The payments and benefits due upon an executive’s voluntary termination of employment depend on whether the executive, at the time of termination, satisfies the age and service requirements for retirement eligibility under the terms of the executive’s employment agreement (“eligible for retirement”). Mr. Lawrence-Apfelbaum was the only named executive officer who was eligible for retirement on December 31, 2014.

Mr. Lawrence-Apfelbaum was eligible for retirement under his employment agreement and other Company compensation arrangements as of December 31, 2014. Upon his retirement, the Company would have no further obligations other than (a) to pay his base salary through the effective date of his retirement and (b) to satisfy any rights pursuant to any insurance and other benefit plans of the Company. His stock options and RSUs, subject to the terms of the retention equity awards, would become fully vested upon retirement, with an exercise period continuing for five years thereafter (or until the original expiration date if sooner) and subject to delayed distribution of RSUs if required by tax rules.

Messrs. Marcus, Jain, Minson and Stern were not eligible for retirement on December 31, 2014. Upon their voluntary resignation, the Company would have no further obligations to these executives other than (a) to pay base salary through the effective date of termination and (b) to satisfy any rights the executive has pursuant to any insurance or other benefit plans of the Company. Any unvested stock options and RSUs would be forfeited.

Termination for Cause

Generally, if the Company terminates an executive’s employment for cause (described below), the Company would have no further obligations to the executive other than (a) to pay base salary through the effective date of termination; (b) to pay any bonus for a prior year that has been determined but not yet paid in certain situations; and (c) to satisfy any rights the executive has pursuant to any insurance or other benefit plans or arrangements of the Company.

With respect to equity awards, the executive would forfeit unvested stock options and RSUs upon a termination of employment for cause. The executive would have one month to exercise any vested stock options, unless the termination of employment is a result of fraud, embezzlement, misappropriation or certain other specified reasons in the case of awards made in and after 2010, in which case, the exercise period would be eliminated.

In addition, the Company has a “clawback” right to certain elements of compensation and equity awards in the event of certain terminations for cause.

Under the employment agreements, “cause” includes certain felony convictions and willful actions resulting in substantial adverse effects on the Company, as well as other actions including willful failure to perform material duties and material breach of restrictive covenants regarding confidentiality, non-competition and non-solicitation of customers and employees. In the event of a change in control, termination of employment under certain of these circumstances would not constitute “cause.”

Termination by Reason of Death

Generally, if an executive dies during the term of the employment agreement, the executive’s estate (or a designated beneficiary) would be entitled to receive (a) the executive’s earned and unpaid base salary through the date of death and (b) a prorated bonus for the year in which the executive’s death occurs, plus any bonus compensation for the year prior to death that has not yet been paid, in each case based on actual Company performance results. The executive’s unvested stock options and RSUs, including the retention equity awards, would vest upon death.

Termination by Reason of Disability

In the event Messrs. Marcus, Jain, Minson or Stern becomes disabled (as defined in the applicable employment agreement), the Company would pay the executive a pro rata bonus for the year in which the disability occurs (based on actual Company performance results) and disability benefits for period of 24 months in an annual amount equal to 75 percent of (a) base salary and (b) target annual bonus, as well as continued participation in the Company’s benefit plans and programs during such period. These amounts are reduced by disability payments from workers’ compensation, Social Security and the Company’s disability insurance policies.

In the event Mr. Lawrence-Apfelbaum becomes disabled (as defined in his employment agreement), the Company would pay him (a) pro-rata bonus for the year in which the disability occurs (based on actual Company performance) and (b) a lump-sum payment equal to three times the sum of his annual base salary and target annual bonus.

Pursuant to the terms of the equity award agreements, the executive’s stock options and RSUs, including the retention equity awards, would vest as a result of the disability.

If the executive obtains other full-time employment during the period the executive is receiving disability payments, the executive would no longer be eligible to participate in the Company’s benefit plans and programs effective upon the commencement of such employment or such time as the executive becomes eligible for comparable coverage with the new employer.

Potential Payments upon a Change in Control

In the event of a change in control of the Company, if the named executive officer’s employment is not terminated, the executive is not entitled to accelerated vesting of equity awards or other payments as a result of a change in control, other than the Supplemental Bonus, which would have been paid upon the closing of the Comcast merger.

Pursuant to their employment agreements, if a named executive officer’s employment is terminated without cause or for “good reason” during the term of the agreement within 24 months following a change in control (as defined in the Stock Plan) or following the Company’s execution of a merger, acquisition, sale or other agreement providing for a change in control but before the end of the 24-month period after a change in control (or if earlier, before the expiration or termination of such agreement without a change in control) (collectively, a “change-in-control event”), the executive would be entitled to the severance benefits described in the Termination without Cause section above, except that severance benefits, including annual base salary and annual target bonuses, would be paid and continued benefits would be provided for 36 months rather than 24 months in the case of Messrs. Marcus, Jain, Minson and Stern. Furthermore, under the terms of the retention equity awards, the awards would become fully vested even if the termination of employment without cause occurs before the applicable anniversary of the date of grant. See footnote (5) in the Potential Payments upon Termination of Employment table above.

Pursuant to the terms of the named executive officers’ employment agreements, if the officer’s employment is terminated without cause or he resigns for “good reason,” as defined in the employment agreement, within 24 months following a change-in-control event, the officer is entitled to the payments and benefits described above. Depending on their respective titles, roles and responsibilities, as applicable, immediately after the change-in-control event, each named executive officer may have the right to assert “good reason,” resign and be entitled to the severance benefits discussed above following such time. The closing of the Comcast merger would have been considered a “change-in-control event.”

In addition, the named executive officers’ employment agreements provide that if the severance payments and vesting described above would be a “parachute payment” resulting in a lost tax deduction for the Company and excise tax to the executive under Sections 280G and 4999 of the Internal Revenue Code, the payments and vesting would be reduced to the extent that it results in the executive receiving a greater after-tax amount.

Director Compensation.

The table below sets out the compensation for 2014 that was paid to or earned by the Company’s directors who were not active employees of the Company or its affiliates (“non-employee directors”). Directors who are active employees of the Company are not separately compensated for their Board activities. The compensation remains unchanged for 2015.

The Company compensates non-employee directors with a combination of equity and cash that it believes is comparable to and consistent with approximately the median compensation provided to independent directors of similarly sized public entities. During 2014, each non-employee director received a total annual director compensation package consisting of:

•	a cash retainer of $90,000;

•	an annual equity award of vested, full value stock units, in the form of RSUs, valued at $150,000 representing the Company’s unsecured obligation to deliver the designated number of shares of Common Stock, generally after the Director ceases his or her service as a director for any reason other than cause; and

•	an additional annual cash retainer for service on the Board’s committees or as lead director, in each case prorated for service for any partial year.

The directors are entitled to receive dividend equivalents on the RSUs, if any dividends are paid on the Common Stock. In 2014, each non-employee director received 1,120 RSUs under the Stock Plan. Directors who have served on the Board for at least three years are eligible to elect to receive the distribution of Common Stock underlying 50% of any future RSU award on the earlier of (a) the third anniversary of the award date or (b) after the director ceases to serve as a director for any reason other than cause.

The following additional annual cash retainers were paid in 2014 for service on the Board’s committees: (i) $15,000 per year for each member of the Audit Committee and Compensation Committee, with $30,000 for each chair and (ii) $7,500 per year for each member of the Nominating and Governance Committee, Finance Committee and Marketing and Customer Care Committee, with $15,000 for each chair. The lead director received an additional annual cash retainer of $30,000. No additional compensation is paid for attendance at meetings of the Board of Directors or a Board committee.

In general, for non-employee directors who join the Board after the date on which the annual equity award to directors has been made, the Company’s policy is to make the stock unit grant on a prorated basis shortly after election and to provide a prorated cash retainer consistent with the compensation package described above, subject to limitations that may exist under the applicable equity plan.

Non-employee directors are reimbursed for out-of-pocket expenses (including the costs of travel, food and lodging) incurred in connection with attending Board, committee and stockholder meetings. Travel to such meetings may include the use of aircraft owned or leased by the Company if available and appropriate under the circumstances. Directors are also reimbursed for reasonable expenses associated with other Company-related business activities, including participation in director education programs.

The Company may also invite directors and their spouses to attend Company-related events. The Company generally provides for, or reimburses expenses of, the spouses’ travel, food and lodging for attendance at these events to which directors’ spouses and guests have been invited, which may result in a non-employee director recognizing income for tax purposes. The Company reimburses the non-employee director for the estimated taxes incurred in connection with any income recognized by the director as a result of the spouse’s attendance at such events. In the year ended December 31, 2014, the aggregate incremental cost to the Company of these items was less than $10,000 per director. In addition, for 2014, the Company made a $500 contribution in the name of each director to The Glenn & Barbara Britt Scholarship Fund at Dartmouth College in honor of Glenn A. Britt, the Company’s former Chairman and Chief Executive Officer, who passed away in June 2014.

Non-employee directors are given the opportunity to defer for future distribution payment of their cash retainer. Deferred payments of director fees are recorded as deferred units of the Company’s Common Stock under the Stock Plan (the “Directors’ Deferred Compensation Program”). Distributions of the account upon the selected deferral date will be made in shares of the Company’s Common Stock. The directors are entitled to receive dividend equivalents in cash on their deferred stock units if regular cash dividends are paid on the Common Stock.

DIRECTOR COMPENSATION FOR 2014

	Fees Earned or Paid in Cash(1)	Stock Awards(2)	Option Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation(3)	Total
Carole Black	$120,000	$151,547	$—	$—	$—	$500	$272,047
Glenn A. Britt(4)	43,631	151,547	—	—	—	97,476	292,654
Thomas H. Castro	112,500	151,547	—	—	—	500	264,547
David C. Chang	105,000	151,547	—	—	—	500	257,047
James E. Copeland, Jr.	112,500	151,547	—	—	—	984	265,031
Peter R. Haje	120,000	151,547	—	—	—	500	272,047
Donna A. James	120,000	151,547	—	—	—	500	272,047
Don Logan	105,000	151,547	—	—	—	500	257,047
N.J. Nicholas, Jr.	142,500	151,547	—	—	—	500	294,547
Wayne H. Pace	120,000	151,547	—	—	—	2,667	274,214
Edward D. Shirley	112,500	151,547	—	—	—	1,559	265,606
John E. Sununu	120,000	151,547	—	—	—	500	272,047

(1)	Amounts earned by each non-employee director in 2014 represent (a) an annual cash retainer of $90,000; (b) an annual additional payment of $15,000 for each member of the Audit Committee and the Compensation Committee, with $30,000 to each Committee chair and $7,500 for each member of the Nominating and Governance Committee, Finance Committee and Marketing and Customer Care Committee, with $15,000 to each Committee chair; and (c) a cash payment of $30,000 for the lead director. Mr. Britt’s payment was prorated for service prior to his death in June 2014. Messrs. Haje and Nicholas elected to defer all or a portion of their cash retainer under the Directors’ Deferred Compensation Program for 2014 and received awards of deferred stock units (in July 2014 and January 2015) covering, in the aggregate, 408 and 970 shares of Common Stock, respectively. The value of these deferred stock units is included in this column. These deferrals and the related deferred stock units are not reflected in a separate column in the table. The number of deferred stock units credited to the non-employee directors on December 31, 2014 was: Dr. Chang—6,832; Mr. Copeland—6,126; Mr. Haje—7,737; Mr. Nicholas—7,086; and Mr. Pace—4,316.

(2)	The amounts set forth in the Stock Awards column represent the value of the award to each non-employee director of RSUs with respect to 1,120 shares of Common Stock, as computed in accordance with FASB ASC Topic 718. The amounts were calculated based on the grant date fair value per share of $135.31, which was the closing sale price of the Common Stock on the date of grant (February 12, 2014). On December 31, 2014, each non-employee director held the following number of RSUs: 18,769 RSUs for each of Ms. Black and Messrs. Copeland, Haje, Logan and Nicholas; 16,555 RSUs for Dr. Chang; 17,850 RSUs for Mr. Castro; 14,646 RSUs for Mr. Pace; and 12,273 RSUs for Ms. James, Mr. Shirley and Senator Sununu.

(3)	Reflects (a) the Company’s commitment to make a charitable contribution of $500 on behalf of each serving director in memory of Mr. Britt and (b) reimbursement for estimated taxes incurred by each of Messrs. Copeland ($484), Pace ($2,167) and Shirley ($1,059) as a result of his spouse accompanying him to a Company-sponsored event.

(4)	Reflects (a) a prorated portion of Mr. Britt’s cash retainer through the date of his death and (b) the incremental cost to the Company of part-time secretarial services and limited personal transportation services provided to Mr. Britt and his spouse pursuant to the retirement provisions of his employment agreement with the Company.

Compensation Committee Interlocks and Insider Participation

Mr. Haje, a member of the Compensation Committee, served as Executive Vice President and General Counsel of TWE from June 1992 until 1999.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

For certain information relating to the Company’s equity compensation plans, please see Item 12 of Part III of the Original Form 10-K.

Security Ownership.

Security Ownership by the Board of Directors and Executive Officers

The following table sets forth information as of the close of business on February 27, 2015 as to the number of shares of the Company’s Common Stock beneficially owned by:

•	each named executive officer included in the Summary Compensation Table included in item 11 above;

•	each current director; and

•	all current executive officers and directors, as a group.

	Common Stock Beneficially Owned(1)
Name	Number of Shares	Right to Acquire Shares(2)	Percent of Class

Carole Black	1,410	6,509	*
Thomas H. Castro	910	5,590	*
David C. Chang	3,353	5,590	*
James E. Copeland, Jr.	—	7,419	*
Peter R. Haje(3)	15,622	7,419	*
Dinesh C. Jain	252	—	*
Donna A. James	150	7,419	*
Marc Lawrence-Apfelbaum(4)	10,591	34,151	*
Don Logan	—	7,419	*
Robert D. Marcus	79,620	125,171	*
Arthur T. Minson, Jr.	5	—	*
N.J. Nicholas, Jr.	2,333	7,419	*
Wayne H. Pace	27,527	6,500	*
Edward D. Shirley	1,333	7,419	*
Peter C. Stern	6,898	49,219	*
John E. Sununu	102	7,419	*
All current directors and executive officers as a group (18 persons)(3)-(4)	163,781	319,428	*

*	Represents beneficial ownership of less than one percent of the issued and outstanding Common Stock on February 27, 2015.

(1)	Beneficial ownership as reported in the above table has been determined in accordance with Rule 13d-3 of the Exchange Act. Unless otherwise indicated, beneficial ownership represents both sole voting and sole investment power. This table does not include any shares of Common Stock or other TWC equity securities that may be held by pension and profit-sharing plans of other corporations or endowment funds of educational and charitable institutions for which various directors and officers serve as directors or trustees. As of February 27, 2015, the only equity securities of TWC beneficially owned by the named persons or group were (a) shares of Common Stock, (b) options to purchase shares of Common Stock and (c) restricted stock units (“RSUs”) and deferred stock units reflecting the contingent right to receive shares of Common Stock. None of these shares of Common Stock was pledged as security.

(2)	Reflects shares of Common Stock subject to (a) options to purchase Common Stock that, on February 27, 2015, were unexercised, but were exercisable on or within 60 days after that date and (b) RSUs that, on February 27, 2015, were unvested, but were expected to vest on or within 60 days after that date. These shares are excluded from the column headed “Number of Shares.” The “Right to Acquire Shares” for each of the non-employee directors includes RSUs issued to them as compensation since 2011, which represent the right to receive shares of Common Stock after termination of service as a member of the Board, but does not include their interests set forth in the table below in (a) RSUs issued to them as compensation prior to 2011, which represent the right to receive shares of Common Stock six months after termination of service as a member of the Board and (b) deferred stock units issued under the Directors’ Deferred Compensation Program, which represent the right to receive shares of Common Stock on the distribution date selected by the director. Each non-employee director’s (a) RSUs issued to them as compensation prior to 2011 and (b) deferred stock units as of February 27, 2015 are set forth below. The directors do not have voting rights with respect to these RSUs and deferred stock units, but they represent an economic interest in the shares of Common Stock. See “Director Compensation.” For information about RSUs held by the named executive officers, see “Executive Compensation—Outstanding Equity Awards.”

	Pre-2011 Restricted	Deferred Stock
	Stock Units	Units
Carole Black	12,409	—
Thomas H. Castro	12,409	—
David C. Chang	11,113	6,832
James E. Copeland, Jr.	12,409	6,126
Peter R. Haje	12,409	7,940
Donna A. James	5,912	—
Don Logan	12,409	—
N.J. Nicholas, Jr.	12,409	7,568
Wayne H. Pace	9,204	3,052
Edward D. Shirley	5,912	—
John E. Sununu	5,912	—

(3)	Includes 666 shares of Common Stock owned by the Peter and Helen Haje Foundation, as to which Mr. Haje and his spouse share voting power and investment power.

(4)	Includes an aggregate of approximately 1,037 shares of Common Stock held by a trust under the TWC Savings Plan for the benefit of TWC’s current executive officers, including 845 shares for Mr. Lawrence-Apfelbaum.

Security Ownership of Certain Beneficial Owners

Based on a review of filings with the SEC, as of March 31, 2015, the Company has determined that each of the persons listed below is a beneficial holder of more than 5% of the outstanding shares of Common Stock as of the date indicated.

Name and Address of Beneficial Owner	Shares of Stock Beneficially Owned	Percent of Class

BlackRock, Inc.(1)	14,554,414	5.2%
55 East 52nd Street
New York, NY 10022

Dodge & Cox(2)	19,396,055	6.9%
555 California Street, 40th Floor
San Francisco, CA 94104

The Children’s Investment Fund Management (UK) LLP(3)	14,102,143	5.0%
7 Clifford Street
London, W1S 2FT, United Kingdom

The Vanguard Group Inc.(4)	15,222,575	5.4%
100 Vanguard Boulevard
Malvern, PA 19355

(1)	Based solely on a Schedule 13G filed by BlackRock, Inc. with the SEC on February 3, 2015, which reported, as of December 31, 2014, that it had sole voting power over 11,916,330 of the indicated shares, sole dispositive power over 14,539,054 of such shares, shared voting power over 13,628 of such shares and shared dispositive power over 15,360 of such shares.

(2)	Based solely on Amendment No. 1 to Schedule 13G filed by Dodge & Cox with the SEC on February 13, 2015, which reported, as of December 31, 2014, that it had sole voting power over 18,325,253 of the indicated shares and sole dispositive power over all of the indicated shares.

(3)	Based solely on a Schedule 13G filed by The Children’s Investment Fund management (UK) LLP with the SEC on March 16, 2015, which reported, as of March 6, 2015, that it had shared voting and dispositive power over all of the indicated shares.

(4)	Based solely on Amendment No. 1 to Schedule 13G filed by The Vanguard Group Inc. with the SEC on February 10, 2015, which reported, as of December 31, 2014, that it had sole voting power over 482,186 of the indicated shares, sole dispositive power over 14,763,896 of the indicated shares and shared dispositive power over 458,679 of the indicated shares.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Policy and Procedures Governing Related Person Transactions

The Board has adopted the Time Warner Cable Inc. Policy and Procedures Governing Related Person Transactions. This is a written policy and set of procedures for the review and approval or ratification of transactions involving related persons, which consist of directors, director nominees, executive officers, persons or entities known to the Company to be the beneficial owner of more than five percent (5%) of any outstanding class of the voting securities of the Company, or immediate family members or certain affiliated entities of any of the foregoing persons. Under authority delegated by the Board, the Nominating and Governance Committee (or its Chair, under certain circumstances) is responsible for applying the policy with the assistance of the General Counsel or his designee (if any). Transactions covered by the policy consist of any financial transaction, arrangement or relationship or series of similar transactions, arrangements or relationships, in which (i) the aggregate amount involved will or may be expected to exceed $100,000 in any calendar year; (ii) the Company is, will or may be expected to be a participant; and (iii) any related person has or will have a direct material interest or an indirect material interest.

In addition, the Company’s Standards of Business Conduct and Guidelines for Non-Employee Directors contain general procedures for the approval of transactions between the Company and its directors and executive officers and certain other transactions involving the Company’s directors and executive officers. The Company’s Standards of Business Conduct and Guidelines for Non-Employee Directors are available on its website.

Excluded Transactions

In addition to the requirements described above for transactions covered by the policy, the policy includes a list of categories of transactions identified by the Board as having no significant potential for an actual or the appearance of a conflict of interest or improper benefit to a related person, and thus are not subject to review by the Nominating and Governance Committee. These excluded transactions consist of the following types of transactions between the Company and a related person or another entity with which the related person is affiliated:

•	Ordinary Course Transactions with Other Entities. Transactions in the ordinary course of business between the Company and another entity with which a related person is affiliated unless (a) the related person serves as an executive officer, employee or beneficial owner of an equity interest of 10% or more in the other entity and (b) the transactions, in the aggregate, represent more than 5% of the Company’s consolidated gross revenue for the prior fiscal year or 2% of the other entity’s gross revenue for the prior fiscal year;

•	Charitable Contributions. Discretionary charitable contributions by the Company to a non-profit entity with which a related person is affiliated that would satisfy the Company’s categorical standards for determining that a material relationship does not exist with an entity that would impact a director’s independence. See “Director Independence” below;

•	Transactions with Significant Stockholders. Transactions between the Company and a corporation, firm or other entity known to the Company to be the beneficial owner of more than 5% of any outstanding class of the Company’s voting securities (a “Significant Stockholder”), if the transactions occur in the ordinary course of business and are consistent with other transactions in which the Company has engaged with third parties, unless the transactions, in the aggregate, represent more than 5% of the Company’s consolidated gross revenue for the prior fiscal year or 2% of the Significant Stockholder’s gross revenue for the prior fiscal year;

•	Non-employee Position with Other Affiliated Entities. Transactions where the related person’s interest in the transaction is based solely on his or her position as (a) a non-employee director of the other entity or (b) subject to the requirements relating to the Company’s charitable contributions as described above, a non-employee director or trustee, or unpaid volunteer at a non-profit organization;

•	Executive Compensation. Any compensation paid to an executive officer of the Company if (a) the compensation is required to be reported in the Company’s annual report on Form 10-K or proxy statement under the compensation disclosure requirements of the SEC or (b)(i) the executive officer is not an “immediate family member” otherwise covered by the policy and the compensation would be reported in the Company’s annual report on Form 10-K or proxy statement if the executive officer was a “named executive officer” (as defined under SEC rules) and (ii) the Compensation Committee approved (or recommended that the Board approve) such compensation;

•	Director Compensation. Any compensation paid to a director of the Company if the compensation is required to be reported in the Company’s annual report on Form 10-K or proxy statement under the SEC’s compensation disclosure requirements;

•	Transactions Where All Stockholders Receive Proportional Benefits. Transactions in which all stockholders receive the same benefits on a pro rata basis (e.g., dividends);

•	Transactions Involving Competitive Bids, Regulated Transactions and Certain Banking-Related Services. Transactions involving a related person where the rates or charges involved are determined by competitive bids; transactions with a related person involving the rendering of services as a common carrier, or public utility, at rates or charges fixed in conformity with law or governmental authority; or transactions with a related person involving services as a bank depositary of funds, transfer agent, registrar, trustee under a trust indenture, or similar services; and

•	Other. Other categories of transactions that may be identified by the Nominating and Governance Committee from time to time as having no significant potential for an actual, or the appearance of a, conflict of interest or improper benefit to a related person.

Approval Procedure

The General Counsel or his designee will assess whether any proposed transaction involving a related person is a related person transaction covered by the policy, and if so, the transaction will be presented to the Nominating and Governance Committee for review and consideration at its next meeting or, in those instances in which the General Counsel or his designee determines that it is not practicable or desirable for the Company to wait until the next Committee meeting, to the Chair of the Nominating and Governance Committee. If the General Counsel or his designee potentially may be involved in a related person transaction, the applicable person is required to inform the Chief Executive Officer and the Chair of the Nominating and Governance Committee. Related person transactions (other than the excluded transactions) will be reviewed and be subject to approval by the Nominating and Governance Committee. If possible, the approval will be obtained before the Company commences the transaction or enters into or amends any contract relating to the transaction. If advance Committee approval of a related person transaction is not feasible or not identified prior to commencement of a transaction, then the transaction will be considered and, if the Nominating and Governance Committee determines it to be appropriate, ratified at the Committee’s next regularly scheduled meeting.

In determining whether to approve or ratify a related person transaction covered by the policy, the Nominating and Governance Committee may take into account such factors it deems appropriate, which may include:

•	the extent of the related person’s interest in the transaction;

•	whether the transaction would interfere with the objectivity and independence of any related person’s judgment or conduct in fulfilling his or her duties and responsibilities to the Company;

•	whether the transaction is fair to the Company and on terms no less favorable than terms generally available to an unaffiliated third party under the same or similar circumstances;

•	whether the transaction is in the interest of the Company and its stockholders; and

•	whether the transaction is consistent with any conflicts of interest policies set forth in the Company’s Standards of Business Conduct and other policies.

A member of the Nominating and Governance Committee who potentially is a related person in connection with a particular proposed related person transaction will not participate in any discussion or approval of the transaction, other than discussions for the purpose of providing material information concerning the transaction to the Committee.

Certain Litigation

Following the announcement of the Comcast merger in February 2014, various putative stockholder derivative actions and stockholder class actions were filed against, among others the Company and its directors. As described in the 2014 Form 10-K, the complaints in these actions alleged breaches of fiduciary duty to the Company’s stockholders and disclosure failures in the Company’s registration statement related to the Comcast merger, among other things, and sought, among other relief, injunctive relief enjoining the stockholder vote on the Comcast merger, unspecified declaratory and equitable relief, compensatory damages in an unspecified amount, and costs and fees. On July 22, 2014, the parties to the litigation entered into a memorandum of understanding reflecting the terms of an agreement, subject to final approval by the court and certain other conditions, to settle all of this litigation. The Company believes that the claims asserted in the lawsuits are without merit and, if the settlement does not receive final court approval or otherwise is not consummated, intends to defend against the litigation vigorously. The Company is obligated to indemnify its officers and directors under certain circumstances to the fullest extent permitted by Delaware law. The Company has purchased insurance that covers its directors and officers for liabilities incurred by them in their capacities as directors and officers of the Company and its subsidiaries. Under this insurance program, the Company is reimbursed for payments made to directors or officers as required or permitted by the indemnification provisions of the Company’s By-laws, Certificate of Incorporation and Delaware law. This insurance also provides coverage under certain circumstances to individual directors and officers if they are not indemnified by the Company. In connection with the Company’s indemnification obligations, the Company or its insurer advanced certain attorneys’ fees and expenses incurred on behalf of the independent directors in connection with the litigation described above. The independent directors were represented as a group by separate counsel in these matters as well as by counsel for the Company.

Director Independence

The Board has determined that eleven of the twelve current directors (or 92% of the Board) have no material relationship with the Company either directly or indirectly and are “independent” within the meaning of the listing requirements of the NYSE and the Company’s more rigorous independence standards (such directors, the “Independent Directors”). Specifically, the Board has identified each of the directors with the exception of Mr. Marcus as an Independent Director as independence is defined in the NYSE Listed Company Manual and as defined by Rule 10A-3 of the Exchange Act. Additionally, each of these directors meets the categorical standards for independence established by the Board, as set forth in the Company’s Corporate Governance Policy and discussed below. In addition, the Board has determined that each director is financially literate and possesses the high level of skill, experience, reputation and commitment that is mandated by the Board.

Independence Determination.    Under NYSE rules, a majority of the directors on the Board must be independent. The Board has determined that eleven of the twelve current directors are currently independent in accordance with the Company’s criteria. The Board applies the following NYSE criteria in making its independence determinations.

•	No Material Relationship. The director must not have any material relationship with the Company. In making this determination, the Board considers all relevant facts and circumstances, including commercial, charitable, and familial relationships that exist, either directly or indirectly, between the director and the Company.

•	Employment. The director must not have been an employee of the Company at any time during the past three years. In addition, a member of the director’s immediate family (including the director’s spouse; parents; children; siblings; mothers-, fathers-, brothers-, sisters-, sons- and daughters-in-law; and anyone who shares the director’s home, other than household employees) must not have been an executive officer of the Company in the prior three years.

•	Other Compensation. The director or immediate family member (as an executive officer) must not have received more than $100,000 per year in direct compensation from the Company, other than in the form of director fees, pension or other forms of deferred compensation, during the past three years.

•	Auditor Affiliation. The director must not be a current partner or employee of the Company’s internal or external auditor and the director’s immediate family member must not be a current employee of such auditor who participates in the firm’s audit, assurance or tax compliance (but not tax planning) practice or a current partner of such auditor. In addition, the director or an immediate family member must not have been within the last three years a partner or employee of such firm who personally worked on the Company’s audit.

•	Interlocking Directorships. During the past three years, the director or immediate family member cannot have been employed as an executive officer by another entity where one of the Company’s current executive officers served at the same time on the compensation committee.

•	Business Transactions. The director must not be an employee of another entity that, during any one of the past three years, received payments from the Company, or made payments to the Company, for property or services that exceed the greater of $1 million or 2% of the other entity’s annual consolidated gross revenues. In addition, a member of the director’s immediate family cannot have been an executive officer of another entity that, during any one of the past three years, received payments from the Company, or made payments to the Company, for property or services that exceed the greater of $1 million or 2% of the other entity’s annual consolidated gross revenues.

•	Additional Categorical Criteria. In addition to applying the NYSE requirements summarized above, the Board has also developed categorical standards, which it uses to guide it in determining whether a “material relationship” exists with the Company that would affect a director’s independence:

➢	Charitable Contributions. Discretionary charitable contributions by the Company to established non-profit entities with which a director or a member of the director’s family is affiliated will generally be deemed not to create a material relationship, unless they occurred within the last three years and (i) were inconsistent with the Company’s philanthropic practices; or (ii) were provided to an organization where the director or spouse is an executive officer or director and the Company’s contributions for the most recently completed fiscal year represent more than (a) the greater of $100,000 or 10% of that organization’s annual gross revenues for organizations with gross revenues up to $10 million per year or (b) the greater of $1 million or 2% of that organization’s annual gross revenues for organizations with gross revenues of more than $10 million per year; or (iii) the aggregate amount of the Company’s contributions to the organizations where a director or spouse is an executive officer or director is more than the greater of $1 million or 2% of all such organizations’ annual gross revenues.

➢	Employment and Benefits. The employment by the Company of a member of a director’s family will generally be deemed not to create a material relationship, unless such employment involves employment at a salary of more than $60,000 per year of a director’s current spouse, domestic partner or child. Further, vested and non-forfeitable equity-based benefits and retirement benefits provided to directors or their family members under qualified plans as a result of prior employment will generally be deemed not to create a material relationship.

➢	Other Transactions. Transactions between the Company and another entity with which a director or a member of a director’s family is affiliated will generally be deemed not to create a material relationship unless (i) they are the type set forth above under “Business Transactions;” (ii) they occurred within the last three years and were inconsistent with other transactions in which the Company has engaged with third parties; (iii) they occurred within the last three years and the director is an executive officer, employee, or substantial owner, or an immediate family member is an executive officer, of the other entity and such transactions represent more than 2% of the other entity’s gross revenues for the prior fiscal year or more than 5% of the Company’s consolidated gross revenues for its prior fiscal year.

➢	Interlocking Directorships. Service by an employee of the Company as a director of an entity where one of the Company’s directors or director’s family members serves as an executive officer will generally be deemed not to create a material relationship, unless the employee (i) is an executive officer of the Company; (ii) reports directly to the Board or a committee of the Board; or (iii) has annual compensation approved by the Board’s Compensation Committee. In addition, service by an employee of the Company as a director of an entity where one of the Company’s directors or a member of the director’s family serves as a non-employee director will generally be deemed not to create a material relationship.

➢	Educational and Other Affiliations. Attendance by an employee of the Company at an educational institution affiliated with one of the Company’s directors or a member of the director’s family, or membership by an employee of the Company in a professional association, social, fraternal or religious organization, club or institution affiliated with a Company director or member of the director’s family, will generally be deemed not to create a material relationship.

➢

Security Ownership.    Ownership by an employee of the Company of the securities of an entity where one of the Company’s directors or a member of the director’s family serves as a director or an employee will generally be deemed not to create a material relationship, unless (i) the Company employee (a) is an executive officer of the Company or reports directly to the Board or a committee of the Board or has annual compensation approved by the Board’s Compensation Committee and (b) beneficially owns more than 5% of any class of the other entity’s voting securities; and (ii) the Company director or a member of a director’s family is a director or executive officer of the other entity.

Independent Judgment.    Finally, in addition to the foregoing independence criteria, which relate to a director’s relationship with the Company, the Board also requires that independent directors be free of any other affiliation—whether with the Company or another entity—that would interfere with the exercise of independent judgment.

Information on membership of the Board’s committees and each committee’s charter is available on the Company’s website at www.twc.com/investors. The Company is providing the address to its website solely for the information of investors and does not intend the address to be an active link or to incorporate the contents of the website into this report.

Item 14. Principal Accounting Fees and Services.

Policy Regarding Pre-Approval of Services Provided by the Independent Auditor

The Audit Committee has established a policy (the “Policy”) requiring its pre-approval of all audit services and permissible non-audit services provided by the independent auditor, along with the associated fees for those services. The Policy provides for the annual pre-approval of specific types of services pursuant to policies and procedures adopted by the Audit Committee, and gives detailed guidance to management as to the specific services that are eligible for such annual pre-approval. The Policy requires the specific pre-approval of all other permitted services. For both types of pre-approval, the Audit Committee considers whether the provision of a non-audit service is consistent with the SEC’s rules on auditor independence, including whether provision of the service (i) would create a mutual or conflicting interest between the independent auditor and the Company; (ii) would place the independent auditor in the position of auditing its own work; (iii) would result in the independent auditor acting in the role of management or as an employee of the Company; or (iv) would place the independent auditor in a position of acting as an advocate for the Company. Additionally, the Audit Committee considers whether the independent auditor is best positioned and qualified to provide the most effective and efficient service, based on factors such as the independent auditor’s familiarity with the Company’s business, personnel, systems or risk profile and whether provision of the service by the independent auditor would enhance the Company’s ability to manage or control risk or improve audit quality or would otherwise be beneficial to the Company.

The Audit Committee has delegated to its Chair the authority to address certain requests for pre-approval of services between meetings of the Audit Committee, and the Chair must report her pre-approval decisions to the Audit Committee at its next regular meeting. The Policy is designed to ensure that there is no delegation by the Audit Committee of authority or responsibility for pre-approval decisions to management of the Company. The Audit Committee monitors compliance by management with the Policy by requiring management, pursuant to the Policy, to report to the Audit Committee on a regular basis regarding the pre-approved services rendered by the independent auditor. Management has also implemented internal procedures to ensure compliance with the Policy.

Services Provided by the Independent Auditor

As described above, the Audit Committee is responsible for the appointment, compensation, retention and oversight of the work of the independent auditor. Accordingly, the Audit Committee has appointed E&Y to perform audit and other permissible non-audit services for the Company and its subsidiaries. The aggregate fees billed by E&Y to the Company for the years ended December 31, 2014 and 2013 are as follows:

Fees of the Independent Auditor

	2014	2013
Audit Fees(1)	$5,406,294	$5,868,773
Audit-Related Fees(2)	4,202,813	960,621
Tax Fees(3)	959,495	793,059
All Other Fees	—	—

Total Fees for Services Provided	$10,568,602	$7,622,453

(1)	Audit Fees were for audit services, including (a) the annual audit (including required quarterly reviews) and other procedures required to be performed by the independent auditors to be able to form an opinion on the Company’s consolidated financial statements; (b) the audit of the effectiveness of internal control over financial reporting; (c) consultation with management as to the accounting or disclosure treatment of transactions or events and/or the actual or potential impact of final or proposed rules, standards or interpretations by the SEC, the Financial Accounting Standards Board (“FASB”) or other regulatory or standard-setting bodies; and (d) services that only the independent auditors reasonably can provide, such as services associated with SEC registration statements, periodic reports and other documents filed with the SEC or other documents issued in connection with securities offerings and assistance in responding to SEC comment letters.

(2)	Audit-Related Fees were principally for services related to (a) audit services and other procedures, including those associated with documents filed with the SEC and related to the audit of certain carve-out financial statements prepared in connection with Comcast Corporation’s merger-related divestitures; (b) agreed-upon procedures or expanded audit procedures to comply with contractual arrangements, regulatory/franchise reporting requirements or other requirements; (c) audits of employee benefit plans; (d) due diligence services pertaining to acquisitions; and (e) attestation services related to certain internal controls (SSAE 16).

(3)	Tax Fees were for services related to tax planning and tax advice, including, in 2013, advice with respect to an internal reorganization.

None of the services related to Audit-Related Fees or Tax Fees presented above was approved by the Audit Committee pursuant to a waiver of the pre-approval provisions as set forth in the applicable rules of the SEC.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)(1)-(2) Financial Statements and Schedules:

(i) All financial statements of the Registrant are included in the Original Form 10-K.

(ii) All financial statement schedules are omitted because the required information is not applicable, or because the information required is included in the consolidated financial statements and notes thereto included in the Original Form 10-K.

(3) Exhibits:

The exhibits listed on the accompanying Exhibit Index are filed or incorporated by reference as part of this Form 10-K/A and such Exhibit Index is incorporated by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TIME WARNER CABLE INC.

By:	/s/ Robert D. Marcus

Name: Robert D. Marcus
Title: Chairman and Chief Executive Officer

Dated: April 27, 2015

EXHIBIT INDEX

Exhibit Number	Description

31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to Amendment No. 1 to Time Warner Cable Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014.
31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to Amendment No. 1 to Time Warner Cable Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

*	Filed herewith.