Form 10-Q
period 2015-03-31
TIME WARNER CABLE INC.
filed 2015-04-30
CIK 1377013

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015 or

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

Large accelerated filer ☑	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐    No ☑

Description of Class	Shares Outstanding as of April 28, 2015
Common Stock – $0.01 par value	282,518,129

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

•

Results of operations.  This section provides an analysis of the Company’s results of operations for the three months ended March 31, 2015. This analysis is presented on both a consolidated and reportable segment basis.

•	Financial condition and liquidity. This section provides an analysis of the Company’s financial condition as of March 31, 2015 and cash flows for the three months ended March 31, 2015.

•

Caution concerning forward-looking statements.  This section provides a description of the use of forward-looking information appearing in this report, including in MD&A and the consolidated financial statements. Such information is based on management’s current expectations about future events, which are subject to uncertainty and changes in circumstances. Refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 (the “2014 Form 10-K”) for a discussion of the risk factors applicable to the Company.

OVERVIEW

TWC is among the largest providers of video, high-speed data and voice services in the U.S., with technologically advanced, well-clustered cable systems located mainly in five geographic areas – New York State (including New York City), the Carolinas, the Midwest (including Ohio, Kentucky and Wisconsin), Southern California (including Los Angeles) and Texas. TWC’s mission is to connect its customers to the world—simply, reliably and with superior service. As of March 31, 2015, TWC served approximately 15.4 million residential and business services customers who subscribed to one or more of its video, high-speed data and voice services. During the three months ended March 31, 2015, TWC’s revenue increased 3.5% to approximately $5.8 billion.

Comcast Merger and Charter Transactions

On February 12, 2014, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Comcast Corporation (“Comcast”) whereby the Company agreed to merge with and into a 100% owned subsidiary of Comcast (the “Comcast merger”). On April 24, 2015, Comcast and the Company entered into a Termination Agreement wherein the parties agreed to terminate the Merger Agreement.

On April 25, 2014, Comcast entered into a binding agreement with Charter Communications, Inc. (“Charter”), which contemplated three transactions (the “divestiture transactions”): (1) a contribution, spin-off and merger transaction, (2) an asset exchange and (3) a sale of assets. The completion of the divestiture transactions would have resulted in the combined company divesting a net total of approximately 3.7 million video subscribers, a portion of which were TWC subscribers (primarily in the Midwest). On April 24, 2015, Comcast delivered a notice of termination of such agreement to Charter.

On March 31, 2015, Charter and Advance/Newhouse Partnership (“A/N”) announced that they and certain of their affiliates had reached a definitive agreement pursuant to which Charter would acquire Bright House Networks, LLC (“Bright House Networks”), subject to closing of the divestiture transactions and to TWC’s “right of first offer” with respect to Bright House Networks. Bright House Networks is a 100% owned subsidiary of a partnership (“TWE-A/N”) between A/N and Time Warner Cable Enterprises LLC (“TWCE”), a subsidiary of TWC. As discussed further in “—Financial Statement Presentation—Reportable Segments—Other Operations Segment,” TWC receives a fee from A/N for providing Bright House Networks with high-speed data services and certain management functions, which is included in Other Operations revenue.

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

Residential Services Segment

TWC offers video, high-speed data and voice services, as well as security and home management services, to residential customers. As of March 31, 2015, the Company served 14.7 million residential services customers and, during the three months ended March 31, 2015, TWC generated approximately $4.7 billion of revenue from the provision of residential services, which represented 80.7% of TWC’s total revenue.

TWC’s video service provides over 300 channels (including, on average, over 200 high-definition (“HD”) channels) and nearly 20,000 video-on-demand choices, which, increasingly, consumers can watch on the device of their choosing, both inside and outside the home. TWC’s high-speed data service is available in a range of speed (from up to 2 to up to 300 megabits per second (“Mbps”) downstream), price and consumption (unlimited, 30 gigabyte (“GB”) and 5 GB) levels and, for most high-speed data customers, includes access to a nationwide network of more than 300,000 Cable WiFi hotspots along with communications and Internet security features. TWC’s voice service provides unlimited calling throughout the U.S. and to Canada, Puerto Rico, Mexico, China, Hong Kong and India, among others, and access to popular features in one simple package. TWC’s IntelligentHome service provides state-of-the-art security and home management technology, taking advantage of TWC’s always-on broadband network and around-the-clock security monitoring centers.

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

Business Services Segment

TWC offers a wide range of business high-speed data, networking, voice, video, hosting and cloud computing services. As of March 31, 2015, TWC served 701,000 business customers, including small and medium businesses; large enterprises; government, education and non-profit institutions; and telecommunications carriers. TWC offers business services at retail and wholesale using its own network infrastructure and third-party infrastructure as required to meet customer needs.

During the three months ended March 31, 2015, revenue from the provision of business services increased 16.9% to $781 million, which represented 13.5% of TWC’s total revenue. The Company expects continued strong growth in Business Services revenue driven by an increase in the number of customers (the result of continued penetration of buildings currently on its network and investment to connect new buildings to its network) and revenue per customer (due to growing product penetration, demand for higher-priced tiers of service and price increases). Given the large opportunity and TWC’s still modest share in business services, the Company has established a target of growing Business Services to exceed $5 billion in annual revenue by 2018.

Other Operations Segment

TWC’s Other Operations segment principally consists of (i) Time Warner Cable Media (“TWC Media”), the advertising sales arm of TWC; (ii) the Company’s regional sports networks that carry Los Angeles Lakers’ basketball games and other sports programming (Time Warner Cable SportsNet and Time Warner Cable Deportes and, collectively, the “Lakers’ RSNs”); (iii) the Company’s local sports, news and lifestyle channels (e.g., Time Warner Cable News NY1); (iv) other operating revenue and costs, including those derived from A/N and home shopping network-related services; and (v) operating revenue and costs associated with SportsNet LA, a regional sports network carrying the Los Angeles Dodgers’ baseball games and other sports programming. During the three months ended March 31, 2015, TWC generated revenue from Other Operations of $398 million.

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

Financial Statement Presentation

Basis of Presentation

Reclassifications

Certain reclassifications have been made to the prior period financial information presented herein to conform to the current year presentation.

Consolidated

Revenue. The Company generates revenue from each of its reportable segments: Residential Services, Business Services and Other Operations, which includes revenue generated by TWC Media, the Lakers’ RSNs, SportsNet LA and other operating revenue, including amounts derived from A/N and home shopping network-related services. Each of the reportable segments is discussed below under “Reportable Segments.”

TIME WARNER CABLE INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS

OF OPERATIONS AND FINANCIAL CONDITION—(Continued)

Operating costs and expenses

Programming and content. Programming and content costs include (i) programming costs for the Residential Services and Business Services segments and (ii) content costs, which include (a) the content acquisition costs associated with the Lakers’ RSNs and SportsNet LA and (b) other content production costs for the Lakers’ RSNs, SportsNet LA and the Company’s local sports, news and lifestyle channels. Content acquisition costs for the Los Angeles Lakers’ basketball games and Los Angeles Dodgers’ baseball games are recorded as games are exhibited over the applicable season.

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

Reportable Segments

The Company’s segment results include intercompany transactions related to programming provided to the Residential Services and Business Services segments by the Lakers’ RSNs, SportsNet LA and the Company’s local sports, news and lifestyle channels. These services are reflected as programming expense for the Residential Services and Business Services segments and as revenue for the Other Operations segment and are eliminated in consolidation. Additionally, the operating costs described above that are associated with broad “corporate” functions or functions supporting more than one reportable segment are recorded as shared functions and are not allocated to the reportable segments. As such, the reportable segment results reflect how management views such segments in assessing financial performance and allocating resources and are not necessarily indicative of the results of operations that each segment would have achieved had they operated as stand-alone entities during the periods presented.

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

TIME WARNER CABLE INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS

OF OPERATIONS AND FINANCIAL CONDITION—(Continued)

Other Operations Segment

Revenue

•

Advertising. Advertising revenue is generated through TWC Media’s sale of video and online advertising inventory to local, regional and national advertising customers. The Company derives most of its advertising revenue from the sale of advertising inventory on cable networks owned by third parties. The rights to such advertising inventory are acquired by the Company in connection with its agreements to carry such networks or obtained through contractual agreements to sell advertising inventory on behalf of other video distributors (including, among others, Verizon’s FiOS, AT&T’s U-verse and Charter). The Company also generates advertising revenue from the sale of inventory on the Lakers’ RSNs, SportsNet LA and the Company’s local sports, news and lifestyle channels (e.g., Time Warner Cable News NY1).

•

Other. Other revenue primarily includes (i) fees received from distributors of the Lakers’ RSNs and SportsNet LA; (ii) fees paid to TWC by A/N for (a) the ability to distribute the Company’s high-speed data service and (b) TWC’s management of certain functions, including, among others, the acquisition of programming rights, as well as the provision of certain functions, including engineering; and (iii) home shopping network-related revenue (including commissions earned on the sale of merchandise and carriage fees). Other revenue also includes intercompany revenue from the Residential Services and Business Services segments for programming provided by the Lakers’ RSNs, SportsNet LA and the Company’s local sports, news and lifestyle channels.

Operating costs and expenses. Other operating costs and expenses primarily include operating costs associated with TWC Media, the Lakers’ RSNs, SportsNet LA and the Company’s local sports, news and lifestyle channels.

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

Use of Operating Income before Depreciation and Amortization

In discussing its segment performance, the Company may use certain measures that are not calculated and presented in accordance with U.S. generally accepted accounting principles (“GAAP”). These measures include Operating Income before Depreciation and Amortization (“OIBDA”), which the Company defines as Operating Income before depreciation of tangible assets and amortization of intangible assets. For additional information regarding the use of segment OIBDA, see Note 9 to the accompanying consolidated financial statements.

Recent Accounting Standards

See Note 2 to the accompanying consolidated financial statements for recently issued accounting standards yet to be adopted.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2015 Compared to Three Months Ended March 31, 2014

The following discussion provides an analysis of the Company’s results of operations and should be read in conjunction with the accompanying consolidated statement of operations, as well as the consolidated financial statements and notes thereto and MD&A included in the 2014 Form 10-K.

TIME WARNER CABLE INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS

OF OPERATIONS AND FINANCIAL CONDITION—(Continued)

Consolidated Results

The consolidated financial results for the Company for the three months ended March 31, 2015 and 2014 were as follows (in millions):

	Three Months Ended March 31,
	2015	2014	% Change
Revenue:
Residential services	$4,662	$4,568	2.1%
Business services	781	668	16.9%
Other	334	346	(3.5%)

Total revenue	5,777	5,582	3.5%
Costs and expenses:
Programming and content	1,419	1,309	8.4%
Sales and marketing(a)	559	555	0.7%
Technical operations(a)	399	371	7.5%
Customer care(a)	226	205	10.2%
Other operating(a)	1,178	1,162	1.4%
Depreciation	852	775	9.9%
Amortization	34	33	3.0%
Merger-related and restructuring costs	26	80	(67.5%)

Total costs and expenses	4,693	4,490	4.5%

Operating Income	1,084	1,092	(0.7%)
Interest expense	(348)	(364)	(4.4%)
Other income, net	10	15	(33.3%)

Income before income taxes	746	743	0.4%
Income tax provision	(288)	(264)	9.1%

Net income	458	479	(4.4%)
Less: Net income attributable to noncontrolling interests	—	—	NM

Net income attributable to TWC shareholders	$458	$479	(4.4%)

NM—Not meaningful.

(a)	Amounts include total employee costs, as follows (in millions):

	Three Months Ended March 31,
	2015	2014	% Change
Employee costs	$1,321	$1,256	5.2%

Revenue. The increase in revenue for the three months ended March 31, 2015 was due to increases in revenue at the Residential Services and Business Services segments. Revenue by segment is discussed in greater detail below in “Segment Results.”

Costs and expenses

Operating costs and expenses. The increase in operating costs and expenses for the three months ended March 31, 2015 was primarily due to increases in programming, employee, maintenance and bad debt expense; partially offset by declines in marketing costs and voice costs. The increase in employee costs reflects the Company’s continued investments in sales and marketing, technical operations and customer care initiatives and a $26 million increase in pension expense, partially offset by a $27 million decrease in employee medical costs (as a result of changes in estimates of previously established employee medical accruals and lower claims activity) and lower shared functions personnel costs. Operating costs and expenses by segment are discussed in greater detail below in “Segment Results.”

Depreciation. Depreciation increased primarily due to the continued investment in customer premise equipment and scalable infrastructure, as well as shorter-lived capitalized software assets.

TIME WARNER CABLE INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS

OF OPERATIONS AND FINANCIAL CONDITION—(Continued)

Merger-related and restructuring costs. For the three months ended March 31, 2015, the Company incurred Comcast merger-related costs of $24 million, including employee retention costs of $14 million and advisory and legal fees of $10 million. For the three months ended March 31, 2014, the Company incurred merger-related costs of $63 million, which consisted of Comcast merger-related costs, including employee retention costs of $29 million and advisory and legal fees of $33 million, as well as $1 million incurred in connection with the acquisition of DukeNet Communications, LLC. Additional merger-related costs were incurred in April 2015.

The Company incurred restructuring costs of $2 million and $17 million for the three months ended March 31, 2015 and 2014, respectively, primarily related to employee terminations and other exit costs. The Company expects to incur additional restructuring costs in 2015.

Operating Income. Operating Income decreased primarily due to higher operating cost and expenses and depreciation, partially offset by growth in revenue and lower merger-related and restructuring costs, as discussed above.

Interest expense. Interest expense decreased primarily due to lower average debt outstanding during the three months ended March 31, 2015 compared to 2014.

Other income, net. Other income, net, detail is shown in the table below (in millions):

	Three Months Ended March 31,
	2015	2014
Income from equity-method investments, net	$10	$14
Gain on equity award reimbursement obligation to Time Warner Inc.	—	1

Other income, net	$10	$15

Income tax provision.   For the three months ended March 31, 2015 and 2014, the Company recorded income tax provisions of $288 million and $264 million, respectively. The effective tax rates were 38.6% and 35.5% for the three months ended March 31, 2015 and 2014, respectively.

The income tax provision and effective tax rate for the three months ended March 31, 2014 include a benefit of $24 million as a result of the passage of the New York State budget during the first quarter of 2014 that, in part, lowers the New York State business tax rate beginning in 2016. Absent the impact of this item, the effective tax rates would have been 38.6% and 38.8% for the three months ended March 31, 2015 and 2014, respectively.

Net income attributable to TWC shareholders and net income per common share attributable to TWC common shareholders. Net income attributable to TWC shareholders and net income per common share attributable to TWC common shareholders were as follows (in millions, except per share data):

	Three Months Ended March 31,
	2015	2014	% Change
Net income attributable to TWC shareholders	$458	$479	(4.4%)

Net income per common share attributable to TWC common shareholders:
Basic	$1.60	$1.71	(6.4%)

Diluted	$1.59	$1.70	(6.5%)

Net income attributable to TWC shareholders decreased primarily due to an increase in income tax provision and a decrease in Operating Income, partially offset by a decrease in interest expense.

TIME WARNER CABLE INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS

OF OPERATIONS AND FINANCIAL CONDITION—(Continued)

Segment Results

Residential Services.  The financial results of the Residential Services segment for the three months ended March 31, 2015 and 2014 were as follows (in millions):

	Three Months Ended March 31,
	2015	2014	% Change
Revenue:
Video	$2,469	$2,495	(1.0%)
High-speed data	1,696	1,558	8.9%
Voice	473	496	(4.6%)
Other	24	19	26.3%

Total revenue	4,662	4,568	2.1%
Operating costs and expenses:
Programming	1,369	1,262	8.5%
Sales and marketing(a)	371	385	(3.6%)
Technical operations(a)	355	335	6.0%
Customer care(a)	189	172	9.9%
Video franchise and other fees(b)	114	115	(0.9%)
Other(a)	183	167	9.6%

Total operating costs and expenses	2,581	2,436	6.0%

OIBDA	$2,081	$2,132	(2.4%)

(a)	Amounts include total employee costs, as follows (in millions):

	Three Months Ended March 31,
	2015	2014	% Change
Employee costs	$726	$672	8.0%

(b)	Video franchise and other fees include fees collected on behalf of franchising authorities and the FCC.

Selected residential subscriber-related statistics as of March 31, 2015 and 2014 were as follows (in thousands):

	March 31,
	2015(a)	2014	% Change
Video(b)	10,819	11,163	(3.1%)
High-speed data(c)	11,990	11,358	5.6%
Voice(d)	5,604	4,913	14.1%

Single play(e)	5,673	5,695	(0.4%)
Double play(f)	4,389	4,772	(8.0%)
Triple play(g)	4,654	4,065	14.5%

Customer relationships(h)	14,716	14,532	1.3%

(a)

The Company’s subscriber numbers as of March 31, 2015 reflect adjustments related to the treatment of employee accounts recorded during the second quarter of 2014 that decreased residential high-speed data subscribers by 10,000, residential voice subscribers by 17,000, residential single play subscribers by 19,000, residential double play subscribers by 4,000 and residential customer relationships by 23,000.

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

TIME WARNER CABLE INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS

OF OPERATIONS AND FINANCIAL CONDITION—(Continued)

Revenue.  Residential Services segment revenue increased due to an increase in high-speed data revenue, partially offset by decreases in video and voice revenue, each of which is discussed further below.

Average monthly revenue per unit for the Residential Services segment for the three months ended March 31, 2015 and 2014 was as follows:

	Three Months Ended March 31,
	2015	2014	% Change
Video(a)	$76.26	$74.51	2.3%
High-speed data(b)	47.82	46.32	3.2%
Voice(c)	29.00	34.04	(14.8%)
Customer relationship(d)	106.46	105.45	1.0%

(a)	Average monthly residential video revenue per unit represents residential video revenue divided by the corresponding average residential video subscribers for the period.
(b)	Average monthly residential high-speed data revenue per unit represents residential high-speed data revenue divided by the corresponding average residential high-speed data subscribers for the period.
(c)	Average monthly residential voice revenue per unit represents residential voice revenue divided by the corresponding average residential voice subscribers for the period.
(d)

Average monthly residential revenue per residential customer relationship represents residential services revenue divided by the corresponding average residential customer relationships for the period.

The major components of residential video revenue for the three months ended March 31, 2015 and 2014 were as follows (in millions):

	Three Months Ended March 31,
	2015	2014	% Change
Programming tiers(a)	$1,587	$1,624	(2.3%)
Premium networks	209	201	4.0%
Transactional video-on-demand	61	58	5.2%
Video equipment rental and installation charges	343	332	3.3%
DVR service	155	165	(6.1%)
Franchise and other fees(b)	114	115	(0.9%)

Total	$2,469	$2,495	(1.0%)

(a)

Programming tier revenue includes subscriber fees for the Company’s various tiers or packages of video programming services generally distinguished from one another by the number and type of programming networks they include.

(b)	Franchise and other fees include fees collected on behalf of franchising authorities and the FCC.

The decrease in residential video revenue was primarily due to a year-over-year decline in video subscribers, partially offset by an increase in average revenue per subscriber. The increase in average revenue per subscriber was primarily the result of price increases and higher premium network revenue.

Residential high-speed data revenue increased due to an increase in high-speed data subscribers and growth in average revenue per subscriber. The increase in average revenue per subscriber was primarily due to increases in prices and equipment rental charges and a greater percentage of subscribers purchasing higher-priced tiers of service.

The decrease in residential voice revenue was due to a decrease in average revenue per subscriber, partially offset by growth in voice subscribers.

Operating costs and expenses.   Operating costs and expenses increased primarily due to higher programming, technical operations, customer care and other operating costs, partially offset by lower sales and marketing costs.

TIME WARNER CABLE INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS

OF OPERATIONS AND FINANCIAL CONDITION—(Continued)

Selected Residential Services average monthly costs per subscriber for the three months ended March 31, 2015 and 2014 were as follows:

	Three Months Ended March 31,
	2015	2014	% Change
Programming costs per video subscriber	$42.28	$37.69	12.2%

Voice costs per voice subscriber	$3.68	$4.97	(26.0%)

The increase in programming costs (which include intercompany expense from the Other Operations segment for programming costs associated with the Lakers’ RSNs, SportsNet LA and the Company’s local sports, news and lifestyle channels) was primarily due to contractual rate increases and the carriage of new networks (including SportsNet LA, which launched on February 25, 2014), partially offset by a year-over-year decline in video subscribers.

Sales and marketing costs decreased primarily due to lower marketing expense, partially offset by increased sales-related employee costs as a result of higher compensation costs per employee and headcount growth.

Technical operations costs increased primarily due to headcount growth and increased maintenance costs, reflecting the Company’s continued investments to improve the customer experience.

Customer care costs increased primarily due to headcount growth, reflecting the Company’s continued investments to improve the customer experience.

Other operating costs increased primarily due to higher bad debt expense and small increases in other miscellaneous expenses, partially offset by a decline in voice costs. Voice costs decreased $12 million in the first quarter of 2015, primarily due to a decrease in delivery costs per subscriber as a result of the in-sourcing of voice transport, switching and interconnection services from Sprint Corporation (which was completed during the first quarter of 2014).

OIBDA.   OIBDA decreased primarily due to higher operating costs and expenses, partially offset by the increase in revenue, as discussed above.

TIME WARNER CABLE INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS

OF OPERATIONS AND FINANCIAL CONDITION—(Continued)

Business Services. The financial results of the Business Services segment for the three months ended March 31, 2015 and 2014 were as follows (in millions):

	Three Months Ended March 31,
	2015	2014	% Change
Revenue:
Video	$94	$89	5.6%
High-speed data	376	306	22.9%
Voice	142	118	20.3%
Wholesale transport	121	101	19.8%
Other	48	54	(11.1%)

Total revenue	781	668	16.9%
Operating costs and expenses:
Programming	43	36	19.4%
Sales and marketing(a)	137	119	15.1%
Technical operations(a)	30	23	30.4%
Customer care(a)	37	33	12.1%
Video franchise and other fees(b)	4	5	(20.0%)
Other(a)	51	50	2.0%

Total operating costs and expenses	302	266	13.5%

OIBDA	$479	$402	19.2%

(a)	Amounts include total employee costs, as follows (in millions):

	Three Months Ended March 31,
	2015	2014	% Change
Employee costs	$176	$151	16.6%

(b)	Video franchise and other fees include fees collected on behalf of franchising authorities and the FCC.

Selected business subscriber-related statistics as of March 31, 2015 and 2014 were as follows (in thousands):

	March 31,
	2015	2014	% Change
Video(a)	206	196	5.1%
High-speed data(b)	591	531	11.3%
Voice(c)	334	289	15.6%

Single play(d)	349	328	6.4%
Double play(e)	274	239	14.6%
Triple play(f)	78	70	11.4%

Customer relationships(g)	701	637	10.0%

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

Revenue.  Business services revenue increased primarily due to growth in high-speed data and voice subscribers and an increase in cell tower backhaul revenue of $13 million (which included certain early termination fees).

TIME WARNER CABLE INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS

OF OPERATIONS AND FINANCIAL CONDITION—(Continued)

Operating costs and expenses.  Operating costs and expenses increased primarily as a result of increased headcount and higher compensation costs per employee.

OIBDA.   OIBDA increased primarily due to the increase in revenue, partially offset by higher operating costs and expenses, as discussed above.

Other Operations. The financial results of the Other Operations segment for the three months ended March 31, 2015 and 2014 were as follows (in millions):

	Three Months Ended March 31,
	2015	2014	% Change
Revenue:
Advertising	$230	$247	(6.9%)
Other	168	153	9.8%

Total revenue	398	400	(0.5%)
Operating costs and expenses(a)	235	227	3.5%

OIBDA	$163	$173	(5.8%)

(a)	Amounts include total employee costs, as follows (in millions):

	Three Months Ended March 31,
	2015	2014	% Change
Employee costs	$85	$83	2.4%

Revenue.  Advertising revenue decreased primarily due to lower political advertising revenue, as well as overall softness in the television advertising market. Political advertising revenue was $2 million for the three months ended March 31, 2015 compared to $11 million for the three months ended March 31, 2014. The Company expects advertising revenue in 2015 to decrease compared to 2014 due primarily to a cyclical decline in political advertising revenue.

Other revenue increased primarily due to affiliate fees from the Residential Services segment. The Company continues to seek distribution agreements for the carriage of SportsNet LA by major distributors.

Operating costs and expenses.   Operating costs and expenses increased primarily as a result of higher content costs associated with the Lakers’ RSNs.

OIBDA.  OIBDA decreased primarily due to an increase in operating costs and expenses, as discussed above.

Shared Functions. Costs and expenses associated with the Company’s shared functions, which consist of operating costs associated with broad “corporate” functions (e.g., accounting and finance, information technology, executive management, legal and human resources) or functions supporting more than one reportable segment that are centrally managed (e.g., facilities, network operations, vehicles and procurement) as well as other activities not directly attributable to a reportable segment, for the three months ended March 31, 2015 and 2014 were as follows (in millions):

	Three Months Ended March 31,
	2015	2014	% Change
Operating costs and expenses(a)	$727	$727	—
Merger-related and restructuring costs	26	80	(67.5%)

Total costs and expenses	$753	$807	(6.7%)

(a)	Amounts include total employee costs, as follows (in millions):

	Three Months Ended March 31,
	2015	2014	% Change
Employee costs	$334	$350	(4.6%)

TIME WARNER CABLE INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS

OF OPERATIONS AND FINANCIAL CONDITION—(Continued)

Operating costs and expenses.  Operating costs and expenses were flat primarily as increased maintenance expense was offset by lower costs as a result of operating efficiencies, including decreased employee-related expense.

Merger-related and restructuring costs. For the three months ended March 31, 2015, the Company incurred Comcast merger-related costs of $24 million, consisting of employee retention costs of $14 million and advisory and legal fees of $10 million. During the three months ended March 31, 2014, the Company incurred merger-related costs of $63 million, which consisted of Comcast merger-related costs, including employee retention costs of $29 million and advisory and legal fees of $33 million, as well as $1 million incurred in connection with the acquisition of DukeNet Communications, LLC. Additional merger-related costs were incurred in April 2015.

The Company incurred restructuring costs of $2 million and $17 million for the three months ended March 31, 2015 and 2014, respectively, primarily related to employee terminations and other exit costs. The Company expects to incur additional restructuring costs in 2015.

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

TWC’s unused committed financial capacity was $3.345 billion as of March 31, 2015, reflecting $547 million of cash and equivalents and $2.798 billion of available borrowing capacity under the Revolving Credit Facility.

Current Financial Condition

As of March 31, 2015, the Company had $23.286 billion of debt, $547 million of cash and equivalents (net debt of $22.739 billion, defined as total debt less cash and equivalents) and $8.140 billion of total TWC shareholders’ equity. As of December 31, 2014, the Company had $23.718 billion of debt, $707 million of cash and equivalents (net debt of $23.011 billion) and $8.013 billion of total TWC shareholders’ equity.

The following table shows the significant items contributing to the change in net debt from December 31, 2014 to March 31, 2015 (in millions):

Balance as of December 31, 2014	$23,011
Cash provided by operating activities	(1,508)
Capital expenditures	1,134
Dividend paid	216
All other, net	(114)

Balance as of March 31, 2015	$22,739

On March 16, 2015, the Company’s Board of Directors declared a quarterly cash dividend of $0.75 per share of TWC common stock, payable in cash on April 22, 2015 to stockholders of record at the close of business on April 1, 2015.

Cash Flows

Cash and equivalents decreased $160 million and increased $1.032 billion for the three months ended March 31, 2015 and 2014, respectively. Components of these changes are discussed below in more detail.

TIME WARNER CABLE INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS

OF OPERATIONS AND FINANCIAL CONDITION—(Continued)

Operating Activities

Details of cash provided by operating activities are as follows (in millions):

	Three Months Ended March 31,
	2015	2014
Operating Income	$1,084	$1,092
Depreciation	852	775
Amortization	34	33
Noncash equity-based compensation expense	42	50
Cash paid for interest, net(a)	(392)	(415)
Cash refunds of (paid for) income taxes, net(b)	(3)	2
All other, net, including working capital changes	(109)	(140)

Cash provided by operating activities	$1,508	$1,397

(a)	Amounts include cash received under interest rate swap contracts of $16 million and $24 million for the three months ended March 31, 2015 and 2014, respectively.
(b)	Amounts include cash refunds of income taxes of $2 million and $3 million for the three months ended March 31, 2015 and 2014, respectively.

Cash provided by operating activities increased from $1.397 billion for the three months ended March 31, 2014 to $1.508 billion for the three months ended March 31, 2015. This increase was primarily related to an increase in Operating Income (excluding depreciation and amortization) and decreases in working capital requirements and cash paid for interest, net.

Cash paid for interest, net, decreased primarily as a result of the maturity of TWC’s 8.25% senior notes due February 2014 ($750 million in aggregate principal amount).

On December 19, 2014, the Tax Increase Prevention Act of 2014 was enacted, extending bonus depreciation deductions of 50% of the cost of the Company’s qualified 2014 capital expenditures. The Company expects cash paid for income taxes, net, to increase in 2015 primarily as a result of the reversal of prior year bonus depreciation benefits, partially offset by benefits relating to the late enactment of 50% bonus depreciation in December of 2014 (including a related overpayment of approximately $120 million, which reduces the Company’s 2015 cash paid for income taxes, net).

The Company made no cash contributions to its qualified defined benefit pension plans (the “qualified pension plans”) and contributed $1 million to its nonqualified defined benefit pension plan (the “nonqualified pension plan” and, together with the qualified pension plans, the “pension plans”) during the three months ended March 31, 2015. As of March 31, 2015, the pension plans were estimated to be underfunded by $255 million. The Company may make discretionary cash contributions to the qualified pension plans in 2015. Such contributions will be dependent on a variety of factors, including current and expected interest rates, asset performance, the funded status of the qualified pension plans and management’s judgment. For the nonqualified pension plan, the Company will continue to make contributions during the remainder of 2015 to the extent benefits are paid.

Investing Activities

Details of cash used by investing activities are as follows (in millions):

	Three Months Ended March 31,
	2015	2014
Capital expenditures	$(1,134)	$(834)
Acquisition of intangible assets	(23)	(12)
Other investing activities	3	27

Cash used by investing activities	$(1,154)	$(819)

Cash used by investing activities increased from $819 million for the three months ended March 31, 2014 to $1.154 billion for the three months ended March 31, 2015, principally due to an increase in capital expenditures, primarily due to the Company’s investments to improve network reliability, upgrade older customer premise equipment and expand its network to additional residences, commercial buildings and cell towers.

TIME WARNER CABLE INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS

OF OPERATIONS AND FINANCIAL CONDITION—(Continued)

TWC’s capital expenditures by major category were as follows (in millions):

	Three Months Ended March 31,
	2015	2014
Customer premise equipment(a)	$467	$298
Scalable infrastructure(b)	270	163
Line extensions(c)	174	146
Upgrades/rebuilds(d)	38	23
Support capital(e)	185	204

Total capital expenditures	$1,134	$834

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

(e)

Amounts represent all other capital purchases required to run day-to-day operations. These costs typically include vehicles, land and buildings, computer hardware/software, office equipment, furniture and fixtures, tools and test equipment. Amounts include capitalized software costs of $102 million and $93 million for the three months ended March 31, 2015 and 2014, respectively.

The Company expects that 2015 capital expenditures will increase slightly compared to 2014 capital expenditures of approximately $4.1 billion.

Financing Activities

Details of cash provided (used) by financing activities are as follows (in millions):

	Three Months Ended March 31,
	2015	2014
Short-term borrowings, net	$131	$1,544
Repayments of long-term debt	(500)	(750)
Dividends paid	(216)	(214)
Repurchases of common stock(a)	—	(259)
Proceeds from exercise of stock options	71	79
Excess tax benefit from equity-based compensation	56	78
Taxes paid in cash in lieu of shares issued for equity-based compensation	(56)	(66)
Net collateral received on derivative financial instruments	—	43
Other financing activities	—	(1)

Cash provided (used) by financing activities	$(514)	$454

(a)

In connection with the Company’s entry into the Merger Agreement, the Company suspended its common stock repurchase program (the “Stock Repurchase Program”) on February 13, 2014. As of March 31, 2015, the Company had $2.723 billion remaining under the Stock Repurchase Program authorization.

Cash used by financing activities was $514 million for the three months ended March 31, 2015 compared to cash provided by financing activities of $454 million for the three months ended March 31, 2014. Cash used by financing activities for the three months ended March 31, 2015 primarily consisted of the repayment of TWC’s 3.5% senior notes due February 2015 ($500 million in aggregate principal amount) and the payment of a quarterly cash dividend, partially offset by borrowings under the Company’s commercial paper program. Cash provided by financing activities for the three months ended March 31, 2014 primarily consisted of borrowings under the Company’s commercial paper program, partially offset by the repayment of TWC’s 8.25% senior notes due February 2014 ($750 million in aggregate principal amount), repurchases of TWC common stock and the payment of a quarterly cash dividend.

TIME WARNER CABLE INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS

OF OPERATIONS AND FINANCIAL CONDITION—(Continued)

Outstanding Debt and Available Financial Capacity

Debt as of March 31, 2015 and December 31, 2014 was as follows:

			Outstanding Balance as of
	Maturity	Interest Rate	March 31, 2015	December 31, 2014
			(in millions)
TWC notes and debentures(a)	2017-2042	5.904%(b)	$20,504	$21,065
TWCE debentures(c)	2023-2033	7.905%(b)	2,059	2,061
Revolving credit facility(d)	2017		—	—
Commercial paper program(d)	2017	0.515%(b)	638	507
Capital leases	2016-2042		85	85

Total debt(e)			$23,286	$23,718

(a)

Outstanding balance amounts of the TWC notes and debentures as of March 31, 2015 and December 31, 2014 include £1.266 billion and £1.267 billion, respectively, of senior unsecured notes valued at $1.876 billion and $1.973 billion, respectively, using the exchange rates at each date.

(b)	Rate represents a weighted-average effective interest rate as of March 31, 2015 and, for the TWC notes and debentures, includes the effects of interest rate swaps and cross-currency swaps.
(c)

Outstanding balance amounts of the TWCE debentures as of March 31, 2015 and December 31, 2014 include an unamortized fair value adjustment of $59 million and $61 million, respectively, primarily consisting of the fair value adjustment recognized as a result of the 2001 merger of America Online, Inc. (now known as AOL Inc.) and Time Warner Inc. (now known as Historic TW Inc.).

(d)

As of March 31, 2015, the Company had $2.798 billion of available borrowing capacity under the Revolving Credit Facility (which reflects a reduction of $64 million for outstanding letters of credit backed by the Revolving Credit Facility).

(e)	Outstanding balance amounts of total debt as of March 31, 2015 and December 31, 2014 include current maturities of long-term debt of $647 million and $1.017 billion, respectively.

See the 2014 Form 10-K for further details regarding the Company’s outstanding debt and other financing arrangements, including certain information about maturities, covenants and rating triggers related to such debt and financing arrangements. As of March 31, 2015, TWC was in compliance with the leverage ratio covenant of the Revolving Credit Facility, with a ratio of consolidated total debt as of March 31, 2015 to consolidated EBITDA for the twelve months ended March 31, 2015 of approximately 2.8 times. In accordance with the Revolving Credit Facility agreement, consolidated total debt as of March 31, 2015 was calculated as (a) total debt per the accompanying consolidated balance sheet less the TWCE unamortized fair value adjustment (discussed above) and the fair value of debt subject to interest rate swaps, less (b) total cash per the accompanying consolidated balance sheet in excess of $25 million. In accordance with the Revolving Credit Facility agreement, consolidated EBITDA for the twelve months ended March 31, 2015 was calculated as Operating Income plus depreciation, amortization and equity-based compensation expense.

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

TIME WARNER CABLE INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS

OF OPERATIONS AND FINANCIAL CONDITION—(Continued)

The Company operates in a highly competitive, consumer and technology driven and rapidly changing business that is affected by government regulation and economic, strategic, political and social conditions. Various factors could adversely affect the operations, business or financial results of TWC in the future and cause TWC’s actual results to differ materially from those contained in the forward-looking statements, including those factors discussed in detail in Item 1A, “Risk Factors,” in the 2014 Form 10-K, and in TWC’s other filings made from time to time with the Securities and Exchange Commission (the “SEC”) after the date of this report. In addition, important factors that could cause the Company’s actual results to differ materially from those in its forward-looking statements include:

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

•

changes in the regulatory and tax environments in which the Company operates, including, among others, regulation of broadband Internet services, “net neutrality” rules recently adopted by the FCC and federal, state and local taxation;

•	increased difficulty negotiating programming and retransmission agreements on favorable terms, resulting in increased costs to the Company and/or the loss of popular programming; and

•	changes or delays in, or impediments to executing on, the Company’s plans, initiatives and strategies.

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

Changes in Internal Control Over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

TIME WARNER CABLE INC.

CONSOLIDATED BALANCE SHEET

(Unaudited)

	March 31, 2015	December 31, 2014
	(in millions)
ASSETS
Current assets:
Cash and equivalents	$547	$707
Receivables, less allowances of $112 million and $109 million as of March 31, 2015 and December 31, 2014, respectively	811	949
Deferred income tax assets	232	269
Other current assets	416	391

Total current assets	2,006	2,316
Investments	67	64
Property, plant and equipment, net	16,207	15,990
Intangible assets subject to amortization, net	511	523
Intangible assets not subject to amortization	26,012	26,012
Goodwill	3,137	3,137
Other assets	390	459

Total assets	$48,330	$48,501

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$446	$567
Deferred revenue and subscriber-related liabilities	207	198
Accrued programming and content expense	971	902
Current maturities of long-term debt	647	1,017
Other current liabilities	1,888	1,813

Total current liabilities	4,159	4,497
Long-term debt	22,639	22,701
Deferred income tax liabilities, net	12,616	12,560
Other liabilities	772	726
Commitments and contingencies (Note 10)
TWC shareholders’ equity:
Common stock, $0.01 par value, 282.4 million and 280.8 million shares issued and outstanding as of March 31, 2015 and December 31, 2014, respectively	3	3
Additional paid-in capital	7,284	7,172
Retained earnings	1,189	1,162
Accumulated other comprehensive loss, net	(336)	(324)

Total TWC shareholders’ equity	8,140	8,013
Noncontrolling interests	4	4

Total equity	8,144	8,017

Total liabilities and equity	$48,330	$48,501

See accompanying notes.

TIME WARNER CABLE INC.

CONSOLIDATED STATEMENT OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2015	2014
	(in millions, except per share data)
Revenue	$5,777	$5,582
Costs and expenses:
Programming and content	1,419	1,309
Sales and marketing	559	555
Technical operations	399	371
Customer care	226	205
Other operating	1,178	1,162
Depreciation	852	775
Amortization	34	33
Merger-related and restructuring costs	26	80

Total costs and expenses	4,693	4,490

Operating Income	1,084	1,092
Interest expense	(348)	(364)
Other income, net	10	15

Income before income taxes	746	743
Income tax provision	(288)	(264)

Net income	458	479
Less: Net income attributable to noncontrolling interests	—	—

Net income attributable to TWC shareholders	$458	$479

Net income per common share attributable to TWC common shareholders:
Basic	$1.60	$1.71

Diluted	$1.59	$1.70

Weighted-average common shares outstanding:
Basic	281.5	277.8

Diluted	284.9	281.8

Cash dividends declared per share of common stock	$1.50	$0.75

See accompanying notes.

TIME WARNER CABLE INC.

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended March 31,
	2015	2014
	(in millions)
Net income	$458	$479
Change in accumulated unrealized losses on pension benefit obligation, net of income tax provision of $(4) million and $0 in 2015 and 2014, respectively	6	(1)
Change in accumulated deferred gains (losses) on cash flow hedges, net of income tax benefit of $11 million and $29 million in 2015 and 2014, respectively	(18)	(45)

Other comprehensive loss	(12)	(46)

Comprehensive income	446	433
Less: Comprehensive income attributable to noncontrolling interests	—	—

Comprehensive income attributable to TWC shareholders	$446	$433

See accompanying notes.

TIME WARNER CABLE INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2015	2014
	(in millions)
OPERATING ACTIVITIES
Net income	$458	$479
Adjustments for noncash and nonoperating items:
Depreciation	852	775
Amortization	34	33
Income from equity-method investments, net of cash distributions	(3)	(7)
Deferred income taxes	100	40
Equity-based compensation expense	42	50
Excess tax benefit from equity-based compensation	(56)	(78)
Changes in operating assets and liabilities, net of acquisitions and dispositions:
Receivables	152	105
Accounts payable and other liabilities	54	64
Other changes	(125)	(64)

Cash provided by operating activities	1,508	1,397

INVESTING ACTIVITIES
Capital expenditures	(1,134)	(834)
Acquisition of intangible assets	(23)	(12)
Other investing activities	3	27

Cash used by investing activities	(1,154)	(819)

FINANCING ACTIVITIES
Short-term borrowings, net	131	1,544
Repayments of long-term debt	(500)	(750)
Dividends paid	(216)	(214)
Repurchases of common stock	—	(259)
Proceeds from exercise of stock options	71	79
Excess tax benefit from equity-based compensation	56	78
Taxes paid in cash in lieu of shares issued for equity-based compensation	(56)	(66)
Net collateral received on derivative financial instruments	—	43
Other financing activities	—	(1)

Cash provided (used) by financing activities	(514)	454

Increase (decrease) in cash and equivalents	(160)	1,032
Cash and equivalents at beginning of period	707	525

Cash and equivalents at end of period	$547	$1,557

See accompanying notes.

TIME WARNER CABLE INC.

CONSOLIDATED STATEMENT OF EQUITY

(Unaudited)

	TWC Shareholders’ Equity	Non- controlling Interests	Total Equity
	(in millions)
Balance as of December 31, 2013	$6,943	$4	$6,947
Net income	479	—	479
Other comprehensive loss	(46)	—	(46)
Cash dividend declared ($0.75 per common share)	(213)	—	(213)
Repurchase and retirement of common stock	(208)	—	(208)
Equity-based compensation expense	50	—	50
Excess tax benefit realized from equity-based compensation	78	—	78
Shares issued upon exercise of stock options	79	—	79
Taxes paid in lieu of shares issued for equity-based compensation	(66)	—	(66)
Other changes	(2)	—	(2)

Balance as of March 31, 2014	$7,094	$4	$7,098

Balance as of December 31, 2014	$8,013	$4	$8,017
Net income	458	—	458
Other comprehensive loss	(12)	—	(12)
Cash dividends declared ($1.50 per common share)	(431)	—	(431)
Equity-based compensation expense	42	—	42
Excess tax benefit realized from equity-based compensation	56	—	56
Shares issued upon exercise of stock options	71	—	71
Taxes paid in lieu of shares issued for equity-based compensation	(56)	—	(56)
Other changes	(1)	—	(1)

Balance as of March 31, 2015	$8,140	$4	$8,144

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

On February 12, 2014, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Comcast Corporation (“Comcast”) whereby the Company agreed to merge with and into a 100% owned subsidiary of Comcast (the “Comcast merger”). On April 24, 2015, Comcast and the Company entered into a Termination Agreement wherein the parties agreed to terminate the Merger Agreement.

On April 25, 2014, Comcast entered into a binding agreement with Charter Communications, Inc. (“Charter”), which contemplated three transactions (the “divestiture transactions”): (1) a contribution, spin-off and merger transaction, (2) an asset exchange and (3) a sale of assets. The completion of the divestiture transactions would have resulted in the combined company divesting a net total of approximately 3.7 million video subscribers, a portion of which were TWC subscribers (primarily in the Midwest). On April 24, 2015, Comcast delivered a notice of termination of such agreement to Charter.

On March 31, 2015, Charter and Advance/Newhouse Partnership (“A/N”) announced that they and certain of their affiliates had reached a definitive agreement pursuant to which Charter would acquire Bright House Networks, LLC (“Bright House Networks”), subject to closing of the divestiture transactions and to TWC’s “right of first offer” with respect to Bright House Networks. Bright House Networks is a 100% owned subsidiary of a partnership (“TWE-A/N”) between A/N and Time Warner Cable Enterprises LLC (“TWCE”), a subsidiary of TWC.

Basis of Presentation

Basis of Consolidation

The consolidated financial statements include all of the assets, liabilities, revenue, expenses and cash flows of TWC and all entities in which TWC has a controlling voting interest. The consolidated financial statements include the results of TWE-A/N only for the TWE-A/N cable systems that are controlled by TWC and for which TWC holds an economic interest. Intercompany accounts and transactions between consolidated companies have been eliminated in consolidation.

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

Interim Financial Statements

The consolidated financial statements are unaudited; however, in the opinion of management, they contain all the adjustments (consisting of those of a normal recurring nature) considered necessary to present fairly the financial position, results of operations and cash flows for the periods presented in conformity with GAAP applicable to interim periods. The consolidated financial statements should be read in conjunction with the audited consolidated financial statements of TWC included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

2.	RECENT ACCOUNTING STANDARDS

Accounting Standards Not Yet Adopted

Revenue from Contracts with Customers

In May 2014, the Financial Accounting Standards Board the (“FASB”) issued authoritative guidance that outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most recent current revenue recognition guidance, including industry-specific guidance. The core principle of the revenue model is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance also specifies the accounting for certain incremental costs of obtaining a contract and costs to fulfill a contract with a customer. Entities have the option of applying either a full retrospective approach to all periods presented or a modified approach that reflects differences prior to the date of adoption as an adjustment to equity. In April 2015, the FASB deferred the effective date of this guidance by one year. As such, this guidance will be effective for TWC on January 1, 2018 and the Company is currently assessing the impact of this guidance on its consolidated financial statements.

Presentation of Debt Issuance Costs

In April 2015, the FASB issued authoritative guidance for the purpose of simplifying the presentation of debt issuance costs. Under this guidance, debt issuance costs related to a recognized debt liability are required to be presented in the balance sheet as a direct reduction from the carrying amount of such debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by this guidance. Entities will be required to apply a full retrospective approach to all periods presented. This guidance will be effective for TWC on January 1, 2016 and, upon adoption, debt issuance costs capitalized in other current assets and other assets in the consolidated balance sheet will be reclassified and presented as a reduction to current and noncurrent long-term debt. As of March, 31, 2015, debt issuance costs, net of accumulated amortization, recognized in the consolidated balance sheet totaled $100 million, of which $10 million is recorded in other current assets.

Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement

In April 2015, the FASB issued authoritative guidance for the purpose of clarifying the accounting for cloud computing arrangements by providing criteria for determining whether a cloud computing arrangement includes a software license. Under this guidance, if it is determined that a cloud computing arrangement includes a software license, the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses; however, if it is determined that a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. Entities have the option of applying either a full retrospective approach to all periods presented or a prospective approach to all arrangements entered into or materially modified after the effective date. This guidance will be effective for TWC on January 1, 2016 and is not expected to have a material impact on the Company’s consolidated financial statements.

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

Set forth below is a reconciliation of net income attributable to TWC common shareholders per basic and diluted common share (in millions, except per share data):

	Three Months Ended March 31,
	2015	2014
Net income attributable to TWC common shareholders	$450	$475
Net income allocated to participating securities(a)	8	4

Net income attributable to TWC shareholders	$458	$479

Weighted-average basic common shares outstanding	281.5	277.8
Dilutive effect of nonparticipating equity awards	1.1	2.1
Dilutive effect of participating equity awards(a)	2.3	1.9

Weighted-average diluted common shares outstanding	284.9	281.8

Net income per common share attributable to TWC common shareholders:
Basic	$1.60	$1.71

Diluted	$1.59	$1.70

(a)	Restricted stock units granted to employees and non-employee directors are considered participating securities with respect to regular quarterly cash dividends.

4.	DERIVATIVE FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The fair values of assets and liabilities associated with derivative financial instruments recorded in the consolidated balance sheet as of March 31, 2015 and December 31, 2014 consisted of the following (in millions):

	Assets		Liabilities
	March 31, 2015	December 31, 2014	March 31, 2015	December 31, 2014
Interest rate swaps(a)(b)	$112	$93	$5	$19
Cross-currency swaps(a)(c)	117	197	46	—

Total	$229	$290	$51	$19

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

(b)

The fair value of assets associated with interest rate swaps as of March 31, 2015 is recorded in other assets in the consolidated balance sheet. Of the total fair value of assets associated with interest rate swaps as of December 31, 2014, $1 million is recorded in other current assets with the remainder recorded in other assets in the consolidated balance sheet. The fair values of liabilities associated with interest rate swaps as of March 31, 2015 and December 31, 2014 are recorded in other liabilities in the consolidated balance sheet.

(c)	The fair values of assets and liabilities associated with cross-currency swaps are recorded in other assets and other liabilities, respectively, in the consolidated balance sheet.

TIME WARNER CABLE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Fair Value Hedges

The Company uses interest rate swaps to manage interest rate risk by effectively converting fixed-rate debt into variable-rate debt. Under such contracts, the Company is entitled to receive semi-annual interest payments at fixed rates and is required to make semi-annual interest payments at variable rates, without exchange of the underlying principal amount. Such contracts are designated as fair value hedges. The Company recognized no gain or loss related to its interest rate swaps because the changes in the fair values of such instruments were completely offset by the changes in the fair values of the hedged fixed-rate debt. The fair value of interest rate swaps was determined using a discounted cash flow (“DCF”) analysis based on the terms of the contract and expected forward interest rates, and incorporates the credit risk of the Company and each counterparty (a Level 2 fair value measurement). The following table summarizes the terms of existing fixed to variable interest rate swaps as of March 31, 2015 and December 31, 2014:

	March 31,	December 31,
	2015	2014
Maturities	2017-2019	2015-2019
Notional amount (in millions)	$5,600	$6,100
Weighted-average pay rate (variable based on LIBOR plus variable margins)	5.13%	4.78%
Weighted-average receive rate (fixed)	6.86%	6.58%

The notional amounts of interest rate instruments, as presented in the above table, are used to measure interest to be paid or received and do not represent the amount of exposure to credit loss.

Cash Flow Hedges

The Company uses cross-currency swaps to manage foreign exchange risk related to foreign currency denominated debt by effectively converting foreign currency denominated debt, including annual interest payments and the payment of principal at maturity, to U.S. dollar denominated debt. Such contracts are designated as cash flow hedges. The Company has entered into cross-currency swaps to effectively convert its £1.275 billion aggregate principal amount of fixed-rate British pound sterling denominated debt, including annual interest payments and the payment of principal at maturity, to fixed-rate U.S. dollar denominated debt. The cross-currency swaps have maturities of June 2031 and July 2042. The fair value of cross-currency swaps was determined using a DCF analysis based on expected forward interest and exchange rates, and incorporates the credit risk of the Company and each counterparty (a Level 2 fair value measurement). The following table summarizes the deferred gain (loss) activity related to cash flow hedges recognized in accumulated other comprehensive loss, net, and reclassified into other income, net, for the three months ended March 31, 2015 and 2014 (in millions):

	Three Months Ended March 31,
	2015	2014
Deferred losses recognized	$(126)	$(62)
Deferred (gains) losses reclassified into earnings(a)	97	(12)

Total net deferred losses recognized	(29)	(74)
Income tax benefit	11	29

Total net deferred losses recognized, net of tax	$(18)	$(45)

(a)

Deferred gains (losses) on cross-currency swaps were reclassified from accumulated other comprehensive loss, net, to other income, net, which offsets the re-measurement gains (losses) recognized in other income, net, on the British pound sterling denominated debt.

Any ineffectiveness related to cash flow hedges has been and is expected to be immaterial.

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

TIME WARNER CABLE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Fair Value of Other Financial Instruments

The Company’s other financial instruments not measured at fair value on a recurring basis include (a) cash and equivalents, receivables, accounts payable, accrued liabilities and borrowings under the Company’s commercial paper program, which are reflected at cost in the consolidated balance sheet, and (b) TWC senior notes and debentures and TWCE senior debentures (collectively, the “senior notes and debentures”) not subject to fair value hedge accounting, which are reflected at amortized cost in the consolidated balance sheet. With the exception of the senior notes and debentures, cost approximates fair value for these instruments due to their short-term nature. The carrying value and related estimated fair value of the senior notes and debentures was $22.563 billion and $27.233 billion, respectively, as of March 31, 2015 and $23.126 billion and $27.842 billion, respectively, as of December 31, 2014. Estimated fair values for the senior notes and debentures are determined by reference to the market value of the instrument as quoted on a national securities exchange or in an over-the-counter market (a Level 1 fair value measurement).

5.	TWC SHAREHOLDERS’ EQUITY

Changes in Common Stock

Changes in common stock from January 1 through March 31 are presented below (in millions):

	2015	2014
Balance at beginning of period	280.8	277.9
Shares issued under the equity-based compensation plan	1.6	2.2
Shares repurchased and retired	—	(1.5)

Balance at end of period	282.4	278.6

Common Stock Repurchase Program

In connection with the Company’s entry into the Merger Agreement, the Company suspended its $4.0 billion common stock repurchase program (the “Stock Repurchase Program”) on February 13, 2014. As of March 31, 2015, the Company had $2.723 billion remaining under the Stock Repurchase Program authorization.

Accumulated Other Comprehensive Income (Loss), Net

Changes in accumulated other comprehensive income (loss), net, included in TWC shareholders’ equity from January 1 through March 31 are presented below (in millions):

	2015	2014
Balance at beginning of period	$(324)	$44
Other comprehensive loss before reclassifications, net of tax	(78)	(39)
Amounts reclassified into earnings, net of tax	66	(7)

Other comprehensive loss, net of tax	(12)	(46)

Balance at end of period	$(336)	$(2)

TIME WARNER CABLE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The following table summarizes the changes in the components of accumulated other comprehensive income (loss), net, included in TWC shareholders’ equity from January 1 through March 31 (in millions):

	2015	2014
Unrealized losses on pension benefit obligation:
Balance at beginning of period	$(473)	$(104)
Amounts reclassified into earnings, net of tax:
Amortization of actuarial (gain) loss(a)	10	(1)
Income tax benefit	(4)	—

Amortization of actuarial (gain) loss, net of tax	6	(1)
Other comprehensive income (loss), net of tax	6	(1)

Balance at end of period	$(467)	$(105)

Deferred gains (losses) on cash flow hedges:
Balance at beginning of period	$150	$149
Other comprehensive loss before reclassifications, net of tax	(78)	(39)
Amounts reclassified into earnings, net of tax:
Effective portion of (gain) loss on cash flow hedges(b)	97	(12)
Income tax provision (benefit)	(37)	6

Effective portion of (gain) loss on cash flow hedges, net of tax	60	(6)
Other comprehensive loss, net of tax	(18)	(45)

Balance at end of period	$132	$104

Other changes:
Balance at beginning and end of period	$(1)	$(1)

(a)	Amounts are included in the computation of net periodic benefit costs as discussed further in Note 7.
(b)	Amounts are recorded in other income, net, in the consolidated statement of operations as discussed further in Note 4.

6.	EQUITY-BASED COMPENSATION

TWC is authorized under the Company’s stock incentive plan (the “2011 Plan”) to grant restricted stock units (“RSUs”) and options to purchase shares of TWC common stock to its employees and non-employee directors. As of March 31, 2015, the 2011 Plan provides for the issuance of up to 20.0 million shares of TWC common stock, of which 8.8 million shares were available for grant.

Equity-based compensation expense recognized for the three months ended March 31, 2015 and 2014 was as follows (in millions):

	Three Months Ended March 31,
	2015	2014
Restricted stock units(a)	$38	$43
Stock options	4	7

Total equity-based compensation expense(a)	$42	$50

(a)

Of the total equity-based compensation expense recorded in 2015 and 2014, $11 million and $9 million, respectively, is recognized in merger-related and restructuring costs in the consolidated statement of operations.

Restricted Stock Units

For the three months ended March 31, 2015, TWC granted 18,000 RSUs at a weighted-average grant date fair value of $146.80 per RSU, which included no RSUs subject to performance-based vesting conditions (“PBUs”). For the three months ended March 31, 2014, TWC granted 3.575 million RSUs at a weighted-average grant date fair value of $135.31 per RSU, which included 143,000 PBUs at a weighted-average grant date fair value of $135.31 per PBU. Total unrecognized

TIME WARNER CABLE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

compensation cost related to unvested RSUs as of March 31, 2015, without taking into account expected forfeitures, was $422 million, which the Company expects to recognize over a weighted-average period of 3.53 years, without taking into account acceleration of vesting.

In connection with the Company’s entry into the Merger Agreement, the Company advanced the timing of its annual grants that would have been made in 2015 and 2016 into 2014. As a result, eligible employees were granted additional RSUs having a value equal to (and with vesting terms consistent with) those that these employees otherwise would have received in each of 2015 and 2016 (the “retention grants”), but without performance-based vesting conditions. Specifically, the retention grant corresponding to the 2015 annual grant will vest 50% in February of 2018 and 50% in February of 2019; the retention grant corresponding to the 2016 annual grant will vest 50% in February of 2019 and 50% in February of 2020, in each case subject to continued employment. If the grantee’s employment were terminated prior to the date on which either retention grant would have normally been made (i.e., February 2015 or 2016, as appropriate), such retention grant would be forfeited, absent a change in control of the Company prior to such termination of employment. Employees who received retention grants were generally not eligible for additional equity awards in 2015 and will generally not be eligible for additional equity awards in 2016 absent a change of responsibilities or other circumstances. Consequently, whether or not the Comcast merger was consummated, both the employees and the Company would generally be in the same position they would have been in had the additional RSUs been granted in 2015 and 2016, rather than in 2014.

With the exception of the retention grants discussed above, RSUs, including PBUs, generally vest 50% on each of the third and fourth anniversary of the grant date, subject to continued employment and, in the case of PBUs, subject to the satisfaction and certification of the applicable performance conditions. RSUs generally provide for accelerated vesting upon the termination of the grantee’s employment after reaching a specified age and years of service or upon a termination of the grantee’s employment within 24 months following a change in control of the Company and, in the case of PBUs, subject to the satisfaction and certification of the applicable performance conditions. PBUs are subject to forfeiture if the applicable performance condition is not satisfied. RSUs awarded to non-employee directors are not subject to vesting or forfeiture restrictions and the shares underlying the RSUs will generally be issued in connection with a director’s termination of service as a director. Pursuant to the directors’ compensation program, certain directors with more than three years of service on the Board of Directors have elected an in-service vesting period for their RSU awards. Holders of RSUs are generally entitled to receive cash dividend equivalents or retained distributions related to regular cash dividends or other distributions, respectively, paid by TWC. In the case of PBUs, the receipt of the dividend equivalents is subject to the satisfaction and certification of the applicable performance conditions. Retained distributions are subject to the vesting requirements of the underlying RSUs. Upon the vesting of a RSU, shares of TWC common stock may be issued from authorized but unissued shares or from treasury stock, if any.

Stock Options

For the three months ended March 31, 2015 and 2014, TWC granted no stock options. Total unrecognized compensation cost related to unvested stock options as of March 31, 2015, without taking into account expected forfeitures, was $19 million, which the Company expects to recognize over a weighted-average period of 1.60 years, without taking into account acceleration of vesting.

Stock options, including stock options subject to performance-based vesting conditions (“PBOs”), have exercise prices equal to the fair market value of TWC common stock at the date of grant. Generally, stock options vest ratably over a four-year vesting period and expire ten years from the date of grant, subject to continued employment and, in the case of PBOs, subject to the satisfaction and certification of the applicable performance condition. Certain stock option awards provide for accelerated vesting upon the termination of the grantee’s employment after reaching a specified age and years of service or upon a termination of the grantee’s employment within 24 months following a change in control of the Company and, in the case of PBOs, subject to the satisfaction and certification of the applicable performance conditions. PBOs are subject to forfeiture if the applicable performance condition is not satisfied. Upon the exercise of a stock option, shares of TWC common stock may be issued from authorized but unissued shares or from treasury stock, if any.

TIME WARNER CABLE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

7.	PENSION COSTS

TWC sponsors the Time Warner Cable Pension Plan (the “TWC Pension Plan”) and the Time Warner Cable Union Pension Plan (the “Union Pension Plan” and, together with the TWC Pension Plan, the “qualified pension plans”), both qualified defined benefit pension plans, that together provide pension benefits to a majority of the Company’s employees. TWC also provides a nonqualified defined benefit pension plan for certain employees (the “nonqualified pension plan” and, together with the qualified pension plans, the “pension plans”). Pension benefits are based on formulas that reflect the employees’ years of service and compensation during their employment period. TWC uses a December 31 measurement date for its pension plans. The components of net periodic benefit costs for the three months ended March 31, 2015 and 2014 is as follows (in millions):

	Three Months Ended March 31,
	2015	2014
Service cost	$57	$43
Interest cost	36	36
Expected return on plan assets	(57)	(58)
Amounts amortized	10	(1)

Net periodic benefit costs	$46	$20

The Company made no cash contributions to the qualified pension plans during the three months ended March 31, 2015; however, the Company may make discretionary cash contributions to the qualified pension plans in 2015. Such contributions will be dependent on a variety of factors, including current and expected interest rates, asset performance, the funded status of the qualified pension plans and management’s judgment. For the nonqualified pension plan, the Company will continue to make contributions during the remainder of 2015 to the extent benefits are paid.

8.	MERGER-RELATED AND RESTRUCTURING COSTS

Merger-related and restructuring costs for the three months ended March 31, 2015 and 2014 consisted of the following (in millions):

	Three Months Ended March 31,
	2015	2014
Merger-related costs	$24	$63
Restructuring costs	2	17

Total merger-related and restructuring costs	$26	$80

TIME WARNER CABLE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Merger-related Costs

For the three months ended March 31, 2015, the Company incurred Comcast merger-related costs of $24 million, including employee retention costs of $14 million and advisory and legal fees of $10 million. For the three months ended March 31, 2014, the Company incurred merger-related costs of $63 million, which consisted of Comcast merger-related costs, including employee retention costs of $29 million and advisory and legal fees of $33 million, as well as $1 million incurred in connection with the acquisition of DukeNet Communications, LLC. Additional merger-related costs were incurred in April 2015. Changes in accruals for merger-related costs are presented below (in millions):

	Employee Costs	Other Costs	Total
Remaining liability as of December 31, 2013	$3	$3	$6
Costs incurred	68	75	143
Adjustments	(1)	—	(1)
Cash paid(a)	(5)	(61)	(66)

Remaining liability as of December 31, 2014	65	17	82
Costs incurred	3	10	13
Cash paid	(2)	(19)	(21)

Remaining liability as of March 31, 2015(b)	$66	$8	$74

(a)	Of the total cash paid in 2014, $24 million was paid during the three months ended March 31, 2014.
(b)	The remaining $74 million liability as of March 31, 2015 is classified as a current liability in the consolidated balance sheet.

In addition to the cash settled liabilities shown in the table above, the Company also issued RSUs in connection with the retention grants, as discussed in Note 6, which resulted in additional merger-related costs of $56 million for the year ended December 31, 2014 ($9 million for the three months ended March 31, 2014) and $11 million for the three months ended March 31, 2015.

Restructuring Costs

For the three months ended March 31, 2015 and 2014, the Company incurred restructuring costs of $2 million and $17 million, respectively, primarily related to employee terminations and other exit costs. The Company expects to incur additional restructuring costs in 2015. Changes in restructuring reserves are presented below (in millions):

	Employee Termination Costs	Other Exit Costs	Total
Remaining liability as of December 31, 2013	$39	$4	$43
Costs incurred	14	16	30
Adjustments	(3)	—	(3)
Cash paid(a)	(42)	(20)	(62)

Remaining liability as of December 31, 2014	8	—	8
Costs incurred	2	—	2
Cash paid	(5)	—	(5)

Remaining liability as of March 31, 2015(b)	$5	$—	$5

(a)	Of the total cash paid in 2014, $34 million was paid during the three months ended March 31, 2014.
(b)

Of the remaining liability as of March 31, 2015, $4 million is classified as a current liability, with the remaining amount classified as a noncurrent liability in the consolidated balance sheet. Amounts are expected to be paid through March 2018.

TIME WARNER CABLE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

9.	SEGMENT INFORMATION

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

•

Other Operations, which principally consists of (i) Time Warner Cable Media (“TWC Media”), the advertising sales arm of TWC, (ii) TWC-owned and/or operated regional sports networks (“RSNs”) and local sports, news and lifestyle channels (e.g., Time Warner Cable News NY1) and (iii) other operating revenue and costs, including those derived from A/N and home shopping network-related services. The business units reflected in the Other Operations segment individually do not meet the thresholds to be reported as separate reportable segments.

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

Segment information for the three months ended March 31, 2015 and 2014 is as follows (in millions):

	Three Months Ended March 31, 2015
	Residential Services Segment	Business Services Segment	Other Operations Segment	Shared Functions	Intersegment Eliminations	Total Consolidated
Revenue(a)	$4,662	$781	$398	$—	$(64)	$5,777
Operating costs and expenses	(2,581)	(302)	(235)	(727)	64	(3,781)
Merger-related and restructuring costs	—	—	—	(26)	—	(26)

OIBDA	$2,081	$479	$163	$(753)	$—	1,970

Depreciation						(852)
Amortization						(34)

Operating Income						$1,084

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

Intersegment revenue for the three months ended March 31, 2015 and 2014 consisted of the following (in millions):

	Three Months Ended March 31,
	2015	2014
Residential Services	$—	$—
Business Services	—	—
Other Operations	64	54

Total intersegment revenue	$64	$54

TIME WARNER CABLE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Revenue for the three months ended March 31, 2015 and 2014 was derived from the following sources (in millions):

	Three Months Ended March 31,
	2015	2014
Residential Services revenue:
Video	$2,469	$2,495
High-speed data	1,696	1,558
Voice	473	496
Other	24	19

Total Residential Services revenue	4,662	4,568
Business Services revenue:
Video	94	89
High-speed data	376	306
Voice	142	118
Wholesale transport	121	101
Other	48	54

Total Business Services revenue	781	668
Other Operations revenue:
Advertising	230	247
Other	168	153

Total Other Operations revenue	398	400
Intersegment eliminations	(64)	(54)

Total revenue	$5,777	$5,582

Use of OIBDA

Management uses Operating Income before Depreciation and Amortization (“OIBDA”), among other measures, in evaluating the segment’s performance because it eliminates the effects of (i) considerable amounts of noncash depreciation and amortization and (ii) items not within the control of the Company’s operations managers (such as income tax provision, other income (expense), net, and interest expense). Management also uses this measure to evaluate the Company’s consolidated operating performance and to allocate resources and capital to the segments. Performance measures derived from OIBDA are also used in the Company’s annual incentive compensation programs. In addition, this measure is commonly used by analysts, investors and others in evaluating the Company’s performance.

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

10.	COMMITMENTS AND CONTINGENCIES

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

TIME WARNER CABLE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Time Warner Cable Inc., et al. (N.Y. Sup. Ct.); Lassoff v. Time Warner Cable Inc., et al. (N.Y. Sup. Ct.); Thomas v. Marcus, et al. (N.Y. Sup. Ct.); Tangarone v. Time Warner Cable Inc., et al. (N.Y. Sup. Ct.); Louisiana Municipal Police Employees’ Retirement System v. Black, et al. (Del. Ch.); and Empire State Supply Corp. v. Time Warner Cable Inc., et al. (N.Y. Sup. Ct.). On March 25, 2014, the plaintiff in Tangarone v. Time Warner Cable Inc. voluntarily discontinued the action in the New York Supreme Court and re-filed the action in the Court of Chancery of the State of Delaware under the caption Tangarone v. Time Warner Cable Inc, et al. (Del. Ch.). Likewise, on March 26, 2014, the plaintiffs in Empire State Supply Corp. v. Time Warner Cable Inc., et al. voluntarily discontinued the action in the New York Supreme Court, and re-filed the action on March 27, 2014 in the Court of Chancery of the State of Delaware under the caption Empire State Supply Corp. v. Time Warner Cable Inc., et al. (Del. Ch.). On March 28, 2014, the plaintiffs in Louisiana Municipal Police Employees’ Retirement System v. Black, et al. (Del. Ch.) filed an amended complaint. On April 2, 2014, the Court orally granted a motion to consolidate the pending actions in the New York Supreme Court under the caption Barrett, et al. v. Time Warner Cable Inc., et al. (N.Y. Sup. Ct.), which the Court did formally by written order on April 15, 2014. On April 3, 2014, the plaintiffs in Barrett, et al. v. Time Warner Cable Inc., et al. (N.Y. Sup. Ct.) filed a consolidated amended complaint. The various complaints name as defendants the Company, the members of the Company’s Board of Directors, Comcast and Tango Acquisition Sub, Inc. (“Merger Sub”). The complaints assert that the members of the Company’s Board of Directors breached their fiduciary duties to the Company’s stockholders during the Comcast merger negotiations and by entering into the Merger Agreement and approving the Comcast merger, and that Comcast and Merger Sub aided and abetted such breaches of fiduciary duties. The complaints also allege that the Company and its Board of Directors failed to disclose in the registration statement related to the Comcast merger material facts relating to the merger. The complaints seek, among other relief, injunctive relief enjoining the shareholder vote on the Comcast merger, unspecified declaratory and equitable relief, compensatory damages in an unspecified amount, and costs and fees. On July 22, 2014, the parties to the litigation entered into a memorandum of understanding reflecting the terms of an agreement, subject to final approval by the New York Supreme Court and certain other conditions, to settle all of the outstanding litigation challenging the merger. The Company believes that the claims asserted against it in the lawsuits are without merit and, if the settlement does not receive final approval by the New York Supreme Court or otherwise is not consummated, intends to defend against the litigation vigorously.

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

11.	ADDITIONAL FINANCIAL INFORMATION

Other Current Assets

Other current assets as of March 31, 2015 and December 31, 2014 consisted of the following (in millions):

	March 31, 2015	December 31, 2014
Prepaid income taxes	$41	$157
Other prepaid expenses	349	208
Other current assets	26	26

Total other current assets	$416	$391

Other Current Liabilities

Other current liabilities as of March 31, 2015 and December 31, 2014 consisted of the following (in millions):

	March 31, 2015	December 31, 2014
Accrued interest	$448	$486
Accrued compensation and benefits	370	397
Accrued dividends	216	—
Accrued insurance	198	199
Accrued franchise fees	119	151
Accrued sales and other taxes	113	132
Other accrued expenses	424	448

Total other current liabilities	$1,888	$1,813

TIME WARNER CABLE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Related Party Transactions

Transactions with related parties (i.e., equity-method investees) for the three months ended March 31, 2015 and 2014 consisted of the following (in millions):

	Three Months Ended March 31,
	2015	2014
Revenue	$1	$1

Costs and expenses:
Programming and content	$(48)	$(45)
Other operating	(5)	(6)

Total	$(53)	$(51)

Supplemental Cash Flow Information

Additional financial information with respect to cash (payments) and receipts for the three months ended March 31, 2015 and 2014 is as follows (in millions):

	Three Months Ended March 31,
	2015	2014
Cash paid for interest	$(408)	$(439)
Cash received under interest rate swap contracts	16	24

Cash paid for interest, net	$(392)	$(415)

Cash paid for income taxes	$(5)	$(1)
Cash refunds of income taxes	2	3

Cash (paid for) refunds of income taxes, net	$(3)	$2

12.	CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

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

Basis of Presentation

In presenting the condensed consolidating financial statements, the equity method of accounting has been applied to (i) the Parent Company’s interests in the Guarantor Subsidiary and the Non-Guarantor Subsidiaries and (ii) the Guarantor Subsidiary’s interests in the Non-Guarantor Subsidiaries, where applicable, even though all such subsidiaries meet the requirements to be consolidated under GAAP. All intercompany balances and transactions between the Parent Company, the Guarantor Subsidiary and the Non-Guarantor Subsidiaries have been eliminated, as shown in the column “Eliminations.” All

TIME WARNER CABLE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

assets and liabilities have been allocated to the Parent Company, the Guarantor Subsidiary and the Non-Guarantor Subsidiaries generally based on legal entity ownership. Certain administrative costs have been allocated to the Parent Company, the Guarantor Subsidiary and the Non-Guarantor Subsidiaries based on revenue recorded at the respective entity. The Parent Company allocates 100% of its third-party interest expense, net of interest income received from intercompany loans, to the Guarantor Subsidiary. The income tax provision has been presented based on each subsidiary’s legal entity activity including income tax benefits related to allocated administrative costs and interest expense. Deferred income taxes have been presented based upon the temporary differences between the carrying amounts of the respective assets and liabilities of the applicable entities.

Condensed consolidating financial information as of March 31, 2015 and December 31, 2014 and for the three months ended March 31, 2015 and 2014 is as follows (in millions):

Condensed Consolidating Balance Sheet as of March 31, 2015

	Parent Company	Guarantor Subsidiary	Non- Guarantor Subsidiaries	Eliminations	TWC Consolidated
ASSETS
Current assets:
Cash and equivalents	$308	$—	$239	$—	$547
Receivables, net	51	—	760	—	811
Receivables from affiliated parties	218	—	27	(245)	—
Deferred income tax assets	—	—	235	(3)	232
Other current assets	11	44	361	—	416

Total current assets	588	44	1,622	(248)	2,006
Investments in and amounts due from consolidated subsidiaries	45,269	47,128	7,641	(100,038)	—
Investments	—	55	12	—	67
Property, plant and equipment, net	—	27	16,180	—	16,207
Intangible assets subject to amortization, net	—	19	492	—	511
Intangible assets not subject to amortization	—	—	26,012	—	26,012
Goodwill	—	—	3,137	—	3,137
Other assets	328	—	67	(5)	390

Total assets	$46,185	$47,273	$55,163	$(100,291)	$48,330

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$—	$—	$446	$—	$446
Deferred revenue and subscriber-related liabilities	—	—	207	—	207
Payables to affiliated parties	27	213	5	(245)	—
Accrued programming and content expense	—	—	971	—	971
Current maturities of long-term debt	638	—	9	—	647
Other current liabilities	745	24	1,122	(3)	1,888

Total current liabilities	1,410	237	2,760	(248)	4,159
Long-term debt	20,505	2,059	75	—	22,639
Deferred income tax liabilities, net	—	222	12,399	(5)	12,616
Long-term payables to affiliated parties	7,641	14,702	—	(22,343)	—
Other liabilities	220	93	459	—	772
TWC shareholders’ equity:
Due to (from) TWC and subsidiaries	8,269	1,528	(9,797)	—	—
Other TWC shareholders’ equity	8,140	28,432	49,263	(77,695)	8,140

Total TWC shareholders’ equity	16,409	29,960	39,466	(77,695)	8,140
Noncontrolling interests	—	—	4	—	4

Total equity	16,409	29,960	39,470	(77,695)	8,144

Total liabilities and equity	$46,185	$47,273	$55,163	$(100,291)	$48,330

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

TIME WARNER CABLE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Condensed Consolidating Statement of Operations for the Three Months Ended March 31, 2015

	Parent Company	Guarantor Subsidiary	Non- Guarantor Subsidiaries	Eliminations	TWC Consolidated
Revenue	$—	$—	$5,777	$—	$5,777
Costs and expenses:
Programming and content	—	—	1,419	—	1,419
Sales and marketing	—	—	559	—	559
Technical operations	—	—	399	—	399
Customer care	—	—	226	—	226
Other operating	—	—	1,178	—	1,178
Depreciation	—	—	852	—	852
Amortization	—	—	34	—	34
Merger-related and restructuring costs	4	—	22	—	26

Total costs and expenses	4	—	4,689	—	4,693

Operating Income (Loss)	(4)	—	1,088	—	1,084
Equity in pretax income of consolidated subsidiaries	807	1,131	—	(1,938)	—
Interest income (expense), net	(57)	(350)	59	—	(348)
Other income, net	—	1	9	—	10

Income before income taxes	746	782	1,156	(1,938)	746
Income tax provision	(288)	(303)	(289)	592	(288)

Net income	458	479	867	(1,346)	458
Less: Net income attributable to noncontrolling interests	—	—	—	—	—

Net income attributable to TWC shareholders	$458	$479	$867	$(1,346)	$458

Condensed Consolidating Statement of Comprehensive Income for the Three Months Ended March 31, 2015

	Parent Company	Guarantor Subsidiary	Non- Guarantor Subsidiaries	Eliminations	TWC Consolidated
Net income	$458	$479	$867	$(1,346)	$458
Change in accumulated unrealized losses on pension benefit obligation, net of tax	6	—	—	—	6
Change in accumulated deferred gains (losses) on cash flow hedges, net of tax	(18)	—	—	—	(18)

Other comprehensive loss	(12)	—	—	—	(12)

Comprehensive income	446	479	867	(1,346)	446
Less: Comprehensive income attributable to noncontrolling interests	—	—	—	—	—

Comprehensive income attributable to TWC shareholders	$446	$479	$867	$(1,346)	$446

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

TIME WARNER CABLE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Condensed Consolidating Statement of Cash Flows for the Three Months Ended March 31, 2015

	Parent Company	Guarantor Subsidiary	Non- Guarantor Subsidiaries	Eliminations	TWC Consolidated
Cash provided (used) by operating activities	$90	$(407)	$1,825	$—	$1,508

INVESTING ACTIVITIES
Capital expenditures	—	—	(1,134)	—	(1,134)
Acquisition of intangible assets	—	(14)	(9)	—	(23)
Other investing activities	—	(3)	6	—	3

Cash used by investing activities	—	(17)	(1,137)	—	(1,154)

FINANCING ACTIVITIES
Short-term borrowings, net	131	—	—	—	131
Repayments of long-term debt	(500)	—	—	—	(500)
Dividends paid	(216)	—	—	—	(216)
Proceeds from exercise of stock options	71	—	—	—	71
Excess tax benefit from equity-based compensation	56	—	—	—	56
Taxes paid in cash in lieu of shares issued for equity-based compensation	—	—	(56)	—	(56)
Net change in investments in and amounts due from consolidated subsidiaries	195	424	(619)	—	—

Cash provided (used) by financing activities	(263)	424	(675)	—	(514)

Increase (decrease) in cash and equivalents	(173)	—	13	—	(160)
Cash and equivalents at beginning of period	481	—	226	—	707

Cash and equivalents at end of period	$308	$—	$239	$—	$547

TIME WARNER CABLE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Condensed Consolidating Statement of Cash Flows for the Three Months Ended March 31, 2014

	Parent Company	Guarantor Subsidiary	Non- Guarantor Subsidiaries	Eliminations	TWC Consolidated
Cash provided (used) by operating activities	$73	$(362)	$1,686	$—	$1,397

INVESTING ACTIVITIES
Capital expenditures	—	—	(834)	—	(834)
Acquisition of intangible assets	—	—	(12)	—	(12)
Other investing activities	18	(2)	11	—	27

Cash provided (used) by investing activities	18	(2)	(835)	—	(819)

FINANCING ACTIVITIES
Short-term borrowings, net	1,544	—	—	—	1,544
Repayments of long-term debt	(750)	—	—	—	(750)
Dividends paid	(214)	—	—	—	(214)
Repurchases of common stock	(259)	—	—	—	(259)
Proceeds from exercise of stock options	79	—	—	—	79
Excess tax benefit from equity-based compensation	78	—	—	—	78
Taxes paid in cash in lieu of shares issued for equity-based compensation	—	—	(66)	—	(66)
Net collateral received on derivative financial instruments	43	—	—	—	43
Net change in investments in and amounts due from consolidated subsidiaries	419	364	(783)	—	—
Other financing activities	(1)	—	—	—	(1)

Cash provided (used) by financing activities	939	364	(849)	—	454

Increase in cash and equivalents	1,030	—	2	—	1,032
Cash and equivalents at beginning of period	316	—	209	—	525

Cash and equivalents at end of period	$1,346	$—	$211	$—	$1,557

Part II. Other Information

Item 1. Legal Proceedings.

The information set forth under Note 10 to the accompanying consolidated financial statements included in this Quarterly Report on Form 10-Q is incorporated herein by reference.

Item 1A. Risk Factors.

There have been no material changes in the Company’s risk factors from those disclosed in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

In connection with the Company’s entry into the merger agreement with Comcast Corporation, the Company suspended its common stock repurchase program (the “Stock Repurchase Program”) on February 13, 2014. The Company did not purchase any equity securities registered by the Company pursuant to Section 12 of the Securities Exchange Act of 1934, as amended, during the quarter ended March 31, 2015 and, as of March 31, 2015, the Company had $2.723 billion remaining under the Stock Repurchase Program authorization.

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
Chief Financial Officer

Date: April 30, 2015

EXHIBIT INDEX

Pursuant to Item 601 of Regulation S-K

Exhibit Number	Description

10.1*	Letter Agreement, dated August 20, 2014, between Time Warner Cable Inc. and Marc Lawrence-Apfelbaum.

10.2*	Employment Agreement, dated October 25, 2011 and effective as of November 1, 2011, between Time Warner Cable Inc. and Peter C. Stern.

10.3*	Letter Agreement, dated January 15, 2014, between Time Warner Cable Inc. and Peter C. Stern.

10.4

Letter dated January 28, 2015 among Comcast Corporation, Tango Acquisition Sub, Inc. and Time Warner Cable Inc. (incorporated herein by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K dated January 28, 2015 and filed with the SEC on January 29, 2015).

31.1*

Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015.

31.2*

Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015.

32*

Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015.†

101†

The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, filed with the SEC on April 30, 2015, formatted in eXtensible Business Reporting Language:

(i) Consolidated Balance Sheet as of March 31, 2015 and December 31, 2014, (ii) Consolidated Statement of Operations for the three months ended March 31, 2015 and 2014, (iii) Consolidated Statement of Comprehensive Income for the three months ended March 31, 2015 and 2014, (iv) Consolidated Statement of Cash Flows for the three months ended March 31, 2015 and 2014, (v) Consolidated Statement of Equity for the three months ended March 31, 2015 and 2014 and (vi) Notes to Consolidated Financial Statements.

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