Form 10-Q
period 2015-06-30
TIME WARNER CABLE INC.
filed 2015-07-30
CIK 1377013

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015 or

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

Large accelerated filer	☑	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐    No ☑

Description of Class	Shares Outstanding as of July 28, 2015
Common Stock – $0.01 par value	282,974,273

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

•

Results of operations. This section provides an analysis of the Company’s results of operations for the three and six months ended June 30, 2015. This analysis is presented on both a consolidated and reportable segment basis.

•	Financial condition and liquidity. This section provides an analysis of the Company’s financial condition as of June 30, 2015 and cash flows for the six months ended June 30, 2015.

•

Caution concerning forward-looking statements. This section provides a description of the use of forward-looking information appearing in this report, including in MD&A and the consolidated financial statements. Such information is based on management’s current expectations about future events, which are subject to uncertainty and changes in circumstances. Refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 (the “2014 Form 10-K”), as well as Item 1A, “Risk Factors,” in Part II of this report, for a discussion of the risk factors applicable to the Company.

OVERVIEW

TWC is among the largest providers of video, high-speed data and voice services in the U.S., with technologically advanced, well-clustered cable systems located mainly in five geographic areas – New York State (including New York City), the Carolinas, the Midwest (including Ohio, Kentucky and Wisconsin), Southern California (including Los Angeles) and Texas. TWC’s mission is to connect its customers to the world—simply, reliably and with superior service. As of June 30, 2015, TWC served approximately 15.5 million residential and business services customers who subscribed to one or more of its video, high-speed data and voice services. During the six months ended June 30, 2015, TWC’s revenue increased 3.5% to approximately $11.7 billion.

Recent Developments

Charter Merger

On May 23, 2015, TWC entered into an Agreement and Plan of Mergers (the “Charter Merger Agreement”) with Charter Communications, Inc. (“Charter”) and certain of its subsidiaries, pursuant to which the parties will engage in a series of transactions (the “Charter merger”) that will result in the Company and Charter becoming 100% owned subsidiaries of a new public parent company (“New Charter”), on the terms and subject to the conditions set forth in the Charter Merger Agreement.

Upon the consummation of the Charter merger, each share of TWC common stock (other than treasury shares held by the Company and TWC stock held by the Liberty Parties (as defined below)) will be converted into the right to receive, at the option of each stockholder, either (i) $100 in cash and shares of New Charter Class A common stock equivalent to 0.5409 shares of Charter Class A common stock (“Charter common stock”) or (ii) $115 in cash and shares of New Charter Class A common stock equivalent to 0.4562 shares of Charter common stock. Upon the consummation of the Charter merger, subject to certain exceptions, each share of TWC common stock held by Liberty Broadband Corporation or Liberty Interactive Corporation (together, the “Liberty Parties”) will convert only into the right to receive shares of New Charter Class A common stock.

TIME WARNER CABLE INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS

OF OPERATIONS AND FINANCIAL CONDITION—(Continued)

The Charter merger is subject to the approval of the Company’s and Charter’s stockholders, regulatory approvals and certain other closing conditions.

Bright House Networks Transaction

On May 23, 2015, Charter and Advance/Newhouse Partnership (“A/N”) and certain of their affiliates amended an agreement the parties had signed on March 31, 2015 (the “Bright House Networks Agreement”). Under the amended Bright House Networks Agreement, Charter will acquire Bright House Networks, LLC (“Bright House Networks”), subject to, among other conditions, the closing of the Charter merger. Bright House Networks is a 100% owned subsidiary of a partnership (“TWE-A/N”) between A/N and Time Warner Cable Enterprises LLC (“TWCE”), a subsidiary of TWC. The closing of Charter’s acquisition of Bright House Networks is expected to occur concurrently with the closing of the Charter merger. However, the closing of the Charter merger is not conditioned on the closing of the Bright House Networks transaction.

In the Charter Merger Agreement, the Company and TWCE agreed to irrevocably and unconditionally waive their “right of first offer” to acquire the assets of Bright House Networks during the pendency of the Charter merger. This waiver will expire if the Charter Merger Agreement is terminated in accordance with its terms, provided that the Company or any of its Affiliates (as defined in the Charter Merger Agreement) does not, within nine months following such a termination, enter into an agreement or understanding in respect of, or consummate, an alternative acquisition transaction. As discussed further in “—Financial Statement Presentation—Reportable Segments—Other Operations Segment,” TWC receives a fee from A/N for providing Bright House Networks with high-speed data services and certain management functions, which is included in Other Operations revenue.

Termination of Comcast Merger and Divestiture Transactions

On April 24, 2015, Comcast Corporation (“Comcast”) and the Company terminated their February 12, 2014 Agreement and Plan of Merger (the “Comcast Merger Agreement”), under which the Company had agreed, on the terms and subject to the conditions set forth therein, to merge with and into a 100% owned subsidiary of Comcast. In a related transaction, on April 25, 2014, Comcast had entered into a binding agreement with Charter, which contemplated three transactions to be completed following the closing of the Comcast Merger Agreement (the “divestiture transactions”): (1) a contribution, spin-off and merger transaction, (2) an asset exchange and (3) a sale of assets. The completion of the divestiture transactions would have resulted in Charter acquiring certain TWC cable systems primarily in the Midwest. Also, on March 31, 2015, Charter and A/N had entered into the Bright House Networks Agreement, which was subject to, among other things, the closing of the divestiture transactions. Upon termination of the Comcast Merger Agreement, Comcast delivered a notice of termination to Charter with respect to the divestiture transactions.

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

Residential Services Segment

TWC offers video, high-speed data and voice services, as well as security and home management services, to residential customers. As of June 30, 2015, the Company served 14.8 million residential services customers and, during the six months ended June 30, 2015, TWC generated approximately $9.4 billion of revenue from the provision of residential services, which represented 80.5% of TWC’s total revenue.

TWC’s video service provides over 300 channels (including, on average, over 200 high-definition (“HD”) channels) and over 20,000 video-on-demand choices, which, increasingly, consumers can watch on the device of their choosing, both inside and outside the home. TWC’s high-speed data service is available in a range of speed (from up to 2 to up to 300 megabits per second (“Mbps”) downstream), price and consumption (unlimited, 30 gigabyte (“GB”) and 5 GB) levels and, for most high-speed data customers, includes access to a nationwide network of more than 400,000 Cable WiFi hotspots along with

TIME WARNER CABLE INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS

OF OPERATIONS AND FINANCIAL CONDITION—(Continued)

communications and Internet security features. TWC’s voice service provides unlimited calling throughout the U.S. and to Canada, Puerto Rico, Mexico, China, Hong Kong and India, among others, and access to popular features in one simple package. TWC’s IntelligentHome service provides state-of-the-art security and home management technology, taking advantage of TWC’s always-on broadband network and around-the-clock security monitoring centers.

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

Business Services Segment

TWC offers a wide range of business high-speed data, networking, voice, video, hosting and cloud computing services. As of June 30, 2015, TWC served 718,000 business customers, including small and medium businesses; large enterprises; government, education and non-profit institutions; and telecommunications carriers. TWC offers business services at retail and wholesale using its own network infrastructure and third-party infrastructure as required to meet customer needs.

During the six months ended June 30, 2015, revenue from the provision of business services increased 16.6% to $1.6 billion, which represented 13.5% of TWC’s total revenue. The Company expects continued strong growth in Business Services revenue driven by an increase in the number of customers (the result of continued penetration of buildings currently on its network and investment to connect new buildings to its network) and revenue per customer (due to growing product penetration, demand for higher-priced tiers of service and price increases). Given the large opportunity and TWC’s still modest share in business services, the Company has established a target of growing Business Services to exceed $5 billion in annual revenue by 2018.

Other Operations Segment

TWC’s Other Operations segment principally consists of (i) Time Warner Cable Media (“TWC Media”), the advertising sales arm of TWC; (ii) the Company’s regional sports networks that carry Los Angeles Lakers’ basketball games and other sports programming (Time Warner Cable SportsNet and Time Warner Cable Deportes and, collectively, the “Lakers’ RSNs”); (iii) the Company’s local sports, news and lifestyle channels (e.g., Time Warner Cable News NY1); (iv) other operating revenue and costs, including those derived from A/N and home shopping network-related services; and (v) operating revenue and costs associated with SportsNet LA, a regional sports network carrying the Los Angeles Dodgers’ baseball games and other sports programming. During the six months ended June 30, 2015, TWC generated revenue from Other Operations of $829 million.

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

•

Video. Video revenue includes subscriber fees for the Company’s various tiers or packages of video programming services generally distinguished from one another by the number and type of programming networks they include. Video revenue also includes related equipment rental charges, installation charges, broadcast and sports fees and fees collected on behalf of local franchising authorities and the Federal Communications Commission (the “FCC”). Additionally, video revenue includes revenue from the sale of premium networks, transactional video-on-demand (e.g., events and movies) and digital video recorder (“DVR”) service.

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

RESULTS OF OPERATIONS

Three and Six Months Ended June 30, 2015 Compared to Three and Six Months Ended June 30, 2014

The following discussion provides an analysis of the Company’s results of operations and should be read in conjunction with the accompanying consolidated statement of operations, as well as the consolidated financial statements and notes thereto and MD&A included in the 2014 Form 10-K.

TIME WARNER CABLE INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS

OF OPERATIONS AND FINANCIAL CONDITION—(Continued)

Consolidated Results

The consolidated financial results for the Company for the three and six months ended June 30, 2015 and 2014 were as follows (in millions):

	Three Months Ended June 30,			Six Months Ended June 30,
	2015	2014	% Change	2015	2014	% Change
Revenue:
Residential services	$4,758	$4,662	2.1%	$9,420	$9,230	2.1%
Business services	803	691	16.2%	1,584	1,359	16.6%
Other	365	373	(2.1%)	699	719	(2.8%)

Total revenue	5,926	5,726	3.5%	11,703	11,308	3.5%
Costs and expenses:
Programming and content	1,489	1,341	11.0%	2,908	2,650	9.7%
Sales and marketing(a)	596	544	9.6%	1,155	1,099	5.1%
Technical operations(a)	406	371	9.4%	805	742	8.5%
Customer care(a)	224	207	8.2%	450	412	9.2%
Other operating(a)	1,181	1,209	(2.3%)	2,359	2,371	(0.5%)
Depreciation	885	795	11.3%	1,737	1,570	10.6%
Amortization	34	35	(2.9%)	68	68	—
Merger-related and restructuring costs	82	61	34.4%	108	141	(23.4%)

Total costs and expenses	4,897	4,563	7.3%	9,590	9,053	5.9%

Operating Income	1,029	1,163	(11.5%)	2,113	2,255	(6.3%)
Interest expense	(350)	(349)	0.3%	(698)	(713)	(2.1%)
Other income, net	127	8	NM	137	23	NM

Income before income taxes	806	822	(1.9%)	1,552	1,565	(0.8%)
Income tax provision	(343)	(323)	6.2%	(631)	(587)	7.5%

Net income	463	499	(7.2%)	921	978	(5.8%)
Less: Net income attributable to noncontrolling interests	—	—	NM	—	—	NM

Net income attributable to TWC shareholders	$463	$499	(7.2%)	$921	$978	(5.8%)

NM—Not meaningful.

(a)	Amounts include total employee costs, as follows (in millions):

	Three Months Ended June 30,			Six Months Ended June 30,
	2015	2014	% Change	2015	2014	% Change
Employee costs	$1,330	$1,226	8.5%	$2,651	$2,482	6.8%

Revenue. The increase in revenue for the three and six months ended June 30, 2015 was due to increases in revenue at the Residential Services and Business Services segments. Revenue by segment is discussed in greater detail below in “Segment Results.”

Costs and expenses

Operating costs and expenses. The increase in operating costs and expenses for the three and six months ended June 30, 2015 was primarily due to increases in programming, employee, content (as a result of higher content costs associated with SportsNet LA) and maintenance costs, partially offset by a decline in bad debt expense and, for the six months ended June 30, 2015, lower marketing expense.

For both the three and six months ended June 30, 2015, the increase in employee costs reflects the Company’s continued investments in sales and marketing, technical operations and customer care initiatives and an increase in pension expense of $27 million and $53 million, respectively, partially offset by a decrease in employee medical costs of $23 million for the six months ended June 30, 2015 (as a result of changes in estimates of previously established employee medical accruals and lower claims activity). The Company expects pension expense to increase to approximately $190 million in 2015 from $81 million in 2014.

TIME WARNER CABLE INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS

OF OPERATIONS AND FINANCIAL CONDITION—(Continued)

Operating costs and expenses by segment are discussed in greater detail below in “Segment Results.”

Depreciation. Depreciation for the three and six months ended June 30, 2015 increased primarily due to the continued investment in customer premise equipment and scalable infrastructure, as well as shorter-lived capitalized software assets.

Merger-related and restructuring costs. Merger-related costs for the three and six months ended June 30, 2015 and 2014 were as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Comcast merger:
Employee retention costs	$13	$40	$27	$69
Advisory and legal fees	—	9	10	42
Charter merger:
Employee retention costs	14	—	14	—
Advisory and legal fees	42	—	42	—
DukeNet Communications, LLC acquisition	—	3	—	4

Merger-related costs	$69	$52	$93	$115

The Company expects to incur additional merger-related costs during the remainder of 2015 in connection with the Charter merger.

The Company incurred restructuring costs of $13 million and $15 million for the three and six months ended June 30, 2015, respectively, and $9 million and $26 million for the three and six months ended June 30, 2014, respectively, primarily related to employee terminations and other exit costs. The Company expects to incur additional restructuring costs during the remainder of 2015.

Operating Income. Operating Income for the three months ended June 30, 2015 decreased primarily due to higher operating costs and expenses, depreciation and merger-related and restructuring costs, partially offset by growth in revenue, as discussed above.

Operating Income for the six months ended June 30, 2015 decreased primarily due to higher operating costs and expenses and depreciation, partially offset by growth in revenue and lower merger-related and restructuring costs, as discussed above.

Interest expense. The change in interest expense for the three and six months ended June 30, 2015 was impacted by lower average debt outstanding during the periods compared to 2014 and an increase in average interest rates on such debt.

TIME WARNER CABLE INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS

OF OPERATIONS AND FINANCIAL CONDITION—(Continued)

Other income, net. Other income, net, detail is shown in the table below (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Income from equity-method investments, net	$6	$8	$16	$22
Gain on settlement of Verizon Wireless agency agreement(a)	120	—	120	—
Gain on equity award reimbursement obligation to Time Warner Inc.	—	—	—	1
Other	1	—	1	—

Other income, net	$127	$8	$137	$23

(a)

In 2011, TWC and Cellco Partnership (doing business as Verizon Wireless) entered into agency agreements that allowed TWC to sell Verizon Wireless-branded wireless service, and Verizon Wireless to sell TWC services. Amount represents the settlement of certain terms of the agency agreements.

Income tax provision. For the three months ended June 30, 2015 and 2014, the Company recorded income tax provisions of $343 million and $323 million, respectively. For the six months ended June 30, 2015 and 2014, the Company recorded income tax provisions of $631 million and $587 million, respectively. The effective tax rates were 42.6% and 39.3% for the three months ended June 30, 2015 and 2014, respectively, and 40.7% and 37.5% for the six months ended June 30, 2015 and 2014, respectively.

The income tax provision and effective tax rate for the six months ended June 30, 2014 include a benefit of $24 million as a result of the passage of the New York State budget during the first quarter of 2014 that, in part, lowers the New York State business tax rate beginning in 2016. Absent the impact of this item, the effective tax rate would have been 39.0% for the six months ended June 30, 2014.

The increase in income tax provision and effective tax rate for the three and six months ended June 30, 2015 included the impact of certain state and local tax adjustments recorded during the second quarter of 2015.

Net income attributable to TWC shareholders and net income per common share attributable to TWC common shareholders. Net income attributable to TWC shareholders and net income per common share attributable to TWC common shareholders were as follows (in millions, except per share data):

	Three Months Ended June 30,			Six Months Ended June 30,
	2015	2014	% Change	2015	2014	% Change
Net income attributable to TWC shareholders	$463	$499	(7.2%)	$921	$978	(5.8%)

Net income per common share attributable to
TWC common shareholders:
Basic	$1.62	$1.77	(8.5%)	$3.22	$3.48	(7.5%)

Diluted	$1.62	$1.76	(8.0%)	$3.21	$3.46	(7.2%)

Net income attributable to TWC shareholders for the three and six months ended June 30, 2015 decreased primarily due a decrease in Operating Income and an increase in income tax provision, partially offset by an increase in other income, net, which, for the three and six months ended June 30, 2015, included a gain from the settlement of a Verizon Wireless agency agreement.

TIME WARNER CABLE INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS

OF OPERATIONS AND FINANCIAL CONDITION—(Continued)

Segment Results

Residential Services. The financial results of the Residential Services segment for the three and six months ended June 30, 2015 and 2014 were as follows (in millions):

	Three Months Ended June 30,			Six Months Ended June 30,
	2015	2014	% Change	2015	2014	% Change
Revenue:
Video	$2,514	$2,546	(1.3%)	$4,983	$5,041	(1.2%)
High-speed data	1,742	1,606	8.5%	3,438	3,164	8.7%
Voice	478	490	(2.4%)	951	986	(3.5%)
Other	24	20	20.0%	48	39	23.1%

Total revenue	4,758	4,662	2.1%	9,420	9,230	2.1%
Operating costs and expenses:
Programming	1,386	1,275	8.7%	2,755	2,537	8.6%
Sales and marketing(a)	389	353	10.2%	760	738	3.0%
Technical operations(a)	361	333	8.4%	716	668	7.2%
Customer care(a)	186	174	6.9%	375	346	8.4%
Video franchise and other fees(b)	116	118	(1.7%)	230	233	(1.3%)
Other(a)	173	217	(20.3%)	356	384	(7.3%)

Total operating costs and expenses	2,611	2,470	5.7%	5,192	4,906	5.8%

OIBDA	$2,147	$2,192	(2.1%)	$4,228	$4,324	(2.2%)

(a)	Amounts include total employee costs, as follows (in millions):

	Three Months Ended June 30,			Six Months Ended June 30,
	2015	2014	% Change	2015	2014	% Change
Employee costs	$734	$667	10.0%	$1,460	$1,339	9.0%

(b)	Video franchise and other fees include fees collected on behalf of franchising authorities and the FCC.

Selected residential subscriber-related statistics as of June 30, 2015 and 2014 were as follows (in thousands):

	June 30,
	2015	2014	% Change
Video(a)	10,774	11,011	(2.2%)
High-speed data(b)	12,162	11,415	6.5%
Voice(c)	5,856	4,975	17.7%

Single play(d)	5,659	5,656	0.1%
Double play(e)	4,236	4,712	(10.1%)
Triple play(f)	4,887	4,107	19.0%

Customer relationships(g)	14,782	14,475	2.1%

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

TIME WARNER CABLE INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS

OF OPERATIONS AND FINANCIAL CONDITION—(Continued)

Revenue. Residential Services segment revenue for the three and six months ended June 30, 2015 increased due to an increase in high-speed data revenue, partially offset by decreases in video and voice revenue, each of which is discussed further below.

Average monthly revenue per unit for the Residential Services segment for the three and six months ended June 30, 2015 and 2014 was as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
	2015	2014	% Change	2015	2014	% Change
Video(a)	$77.50	$76.43	1.4%	$76.88	$75.47	1.9%
High-speed data(b)	48.04	46.92	2.4%	47.93	46.62	2.8%
Voice(c)	27.74	33.03	(16.0%)	28.35	33.53	(15.4%)
Customer relationship(d)	107.41	106.98	0.4%	106.94	106.22	0.7%

(a)	Average monthly residential video revenue per unit represents residential video revenue divided by the corresponding average residential video subscribers for the period.
(b)	Average monthly residential high-speed data revenue per unit represents residential high-speed data revenue divided by the corresponding average residential high-speed data subscribers for the period.
(c)	Average monthly residential voice revenue per unit represents residential voice revenue divided by the corresponding average residential voice subscribers for the period.
(d)

Average monthly residential revenue per residential customer relationship represents residential services revenue divided by the corresponding average residential customer relationships for the period.

The major components of residential video revenue for the three and six months ended June 30, 2015 and 2014 were as follows (in millions):

	Three Months Ended June 30,			Six Months Ended June 30,
	2015	2014	% Change	2015	2014	% Change
Programming tiers(a)	$1,590	$1,653	(3.8%)	$3,177	$3,277	(3.1%)
Premium networks	214	201	6.5%	423	402	5.2%
Transactional video-on-demand	80	62	29.0%	141	120	17.5%
Video equipment rental and installation charges	358	352	1.7%	701	684	2.5%
DVR service	156	160	(2.5%)	311	325	(4.3%)
Franchise and other fees(b)	116	118	(1.7%)	230	233	(1.3%)

Total	$2,514	$2,546	(1.3%)	$4,983	$5,041	(1.2%)

(a)

Programming tier revenue includes subscriber fees for the Company’s various tiers or packages of video programming services generally distinguished from one another by the number and type of programming networks they include.

(b)	Franchise and other fees include fees collected on behalf of franchising authorities and the FCC.

The decrease in residential video revenue for the three and six months ended June 30, 2015 was due to a year-over-year decline in video subscribers, partially offset by an increase in average revenue per subscriber. The increase in average revenue per subscriber was primarily the result of price increases, higher transactional video-on-demand revenue (due to the May 2015 Mayweather vs. Pacquiao fight) and growth in premium network revenue.

Residential high-speed data revenue for the three and six months ended June 30, 2015 increased due to an increase in high-speed data subscribers and growth in average revenue per subscriber. The increase in average revenue per subscriber was primarily due to increases in prices and equipment rental charges and a greater percentage of subscribers purchasing higher-priced tiers of service.

The decrease in residential voice revenue for the three and six months ended June 30, 2015 was due to a decrease in average revenue per subscriber, partially offset by growth in voice subscribers.

TIME WARNER CABLE INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS

OF OPERATIONS AND FINANCIAL CONDITION—(Continued)

Operating costs and expenses. Operating costs and expenses for the three and six months ended June 30, 2015 increased primarily due to higher programming, sales and marketing, technical operations and customer care costs, partially offset by lower other operating costs. Employee costs (which are included in each category, as applicable) were impacted by increased pension costs of $14 million and $29 million for the three and six months ended June 30, 2015, respectively.

Selected Residential Services average monthly costs per subscriber for the three and six months ended June 30, 2015 and 2014 were as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
	2015	2014	% Change	2015	2014	% Change
Programming costs per video subscriber	$42.73	$38.29	11.6%	$42.50	$37.99	11.9%

Voice costs per voice subscriber	$3.61	$4.37	(17.4%)	$3.65	$4.67	(21.8%)

For the three and six months ended June 30, 2015, the increase in programming costs (which include intercompany expense from the Other Operations segment for programming costs associated with the Lakers’ RSNs, SportsNet LA and the Company’s local sports, news and lifestyle channels) was primarily due to contractual rate increases, the carriage of new networks (including, for the six months ended June 30, 2015, SportsNet LA, which launched on February 25, 2014) and higher transactional video-on-demand costs, partially offset by a year-over-year decline in video subscribers.

Sales and marketing costs for the three and six months ended June 30, 2015 increased primarily due to increased sales-related employee costs as a result of higher compensation costs per employee and headcount growth. For the six months ended June 30, 2015, this increase was partially offset by lower marketing expense.

Technical operations costs for the three and six months ended June 30, 2015 increased primarily due to headcount growth and increased maintenance costs, reflecting the Company’s continued investments to improve the customer experience.

Customer care costs for the three and six months ended June 30, 2015 increased primarily due to headcount growth, reflecting the Company’s continued investments to improve the customer experience.

Other operating costs for the three and six months ended June 30, 2015 decreased primarily due to lower bad debt expense and, for the six months ended June 30, 2015, a decline in voice costs.

OIBDA. OIBDA for the three and six months ended June 30, 2015 decreased due to higher operating costs and expenses, partially offset by the increase in revenue, as discussed above.

TIME WARNER CABLE INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS

OF OPERATIONS AND FINANCIAL CONDITION—(Continued)

Business Services. The financial results of the Business Services segment for the three and six months ended June 30, 2015 and 2014 were as follows (in millions):

	Three Months Ended June 30,			Six Months Ended June 30,
	2015	2014	% Change	2015	2014	% Change
Revenue:
Video	$95	$90	5.6%	$189	$179	5.6%
High-speed data	391	331	18.1%	767	637	20.4%
Voice	147	123	19.5%	289	241	19.9%
Wholesale transport	120	97	23.7%	241	198	21.7%
Other	50	50	—	98	104	(5.8%)

Total revenue	803	691	16.2%	1,584	1,359	16.6%
Operating costs and expenses:
Programming	43	37	16.2%	86	73	17.8%
Sales and marketing(a)	151	136	11.0%	288	255	12.9%
Technical operations(a)	34	25	36.0%	64	48	33.3%
Customer care(a)	38	33	15.2%	75	66	13.6%
Video franchise and other fees(b)	4	3	33.3%	8	8	—
Other(a)	53	48	10.4%	104	98	6.1%

Total operating costs and expenses	323	282	14.5%	625	548	14.1%

OIBDA	$480	$409	17.4%	$959	$811	18.2%

(a)	Amounts include total employee costs, as follows (in millions):

	Three Months Ended June 30,			Six Months Ended June 30,
	2015	2014	% Change	2015	2014	% Change
Employee costs	$190	$161	18.0%	$366	$312	17.3%

(b)	Video franchise and other fees include fees collected on behalf of franchising authorities and the FCC.

Selected business subscriber-related statistics as of June 30, 2015 and 2014 were as follows (in thousands):

	June 30,
	2015	2014	% Change
Video(a)	208	201	3.5%
High-speed data(b)	608	550	10.5%
Voice(c)	349	302	15.6%

Single play(d)	352	336	4.8%
Double play(e)	285	249	14.5%
Triple play(f)	81	73	11.0%

Customer relationships(g)	718	658	9.1%

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

TIME WARNER CABLE INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS

OF OPERATIONS AND FINANCIAL CONDITION—(Continued)

Revenue. Business services revenue for the three and six months ended June 30, 2015 increased primarily due to growth in high-speed data and voice subscribers and higher wholesale transport revenue. The growth in wholesale transport revenue included an increase in cell tower backhaul revenue of $12 million and $25 million for the three and six months ended June 30, 2015, respectively (which, for the six months ended June 30, 2015, included certain early termination fees).

Operating costs and expenses. Operating costs and expenses for the three and six months ended June 30, 2015 increased primarily as a result of increased headcount and higher compensation costs per employee, including increased pension costs of $5 million and $8 million, respectively.

OIBDA. OIBDA for the three and six months ended June 30, 2015 increased due to the increase in revenue, partially offset by higher operating costs and expenses, as discussed above.

Other Operations. The financial results of the Other Operations segment for the three and six months ended June 30, 2015 and 2014 were as follows (in millions):

	Three Months Ended June 30,			Six Months Ended June 30,
	2015	2014	% Change	2015	2014	% Change
Revenue:
Advertising	$263	$272	(3.3%)	$493	$519	(5.0%)
Other	168	164	2.4%	336	317	6.0%

Total revenue	431	436	(1.1%)	829	836	(0.8%)
Operating costs and expenses(a)	289	263	9.9%	524	490	6.9%

OIBDA	$142	$173	(17.9%)	$305	$346	(11.8%)

(a)	Amounts include total employee costs, as follows (in millions):

	Three Months Ended June 30,			Six Months Ended June 30,
	2015	2014	% Change	2015	2014	% Change
Employee costs	$82	$80	2.5%	$167	$163	2.5%

Revenue. Advertising revenue for the three and six months ended June 30, 2015 decreased primarily due to lower political advertising revenue, which was $3 million and $5 million for the three and six months ended June 30, 2015, respectively, compared to $15 million and $26 million for the three and six months ended June 30, 2014, respectively. The Company expects advertising revenue in 2015 to decrease compared to 2014 due primarily to a cyclical decline in political advertising revenue.

Other revenue for the three and six months ended June 30, 2015 increased primarily due to affiliate fees from the Residential Services segment. The Company continues to seek additional distribution agreements for the carriage of SportsNet LA by major distributors.

Operating costs and expenses. Operating costs and expenses for the three and six months ended June 30, 2015 increased primarily as a result of higher content costs associated with SportsNet LA. Employee costs were impacted by increased pension costs of $1 million and $2 million for the three and six months ended June 30, 2015, respectively.

OIBDA. OIBDA for the three and six months ended June 30, 2015 decreased primarily due to an increase in operating costs and expenses, as discussed above.

TIME WARNER CABLE INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS

OF OPERATIONS AND FINANCIAL CONDITION—(Continued)

Shared Functions. Costs and expenses associated with the Company’s shared functions, which consist of operating costs associated with broad “corporate” functions (e.g., accounting and finance, information technology, executive management, legal and human resources) or functions supporting more than one reportable segment that are centrally managed (e.g., facilities, network operations, vehicles and procurement) as well as other activities not directly attributable to a reportable segment, for the three and six months ended June 30, 2015 and 2014 were as follows (in millions):

	Three Months Ended June 30,			Six Months Ended June 30,
	2015	2014	% Change	2015	2014	% Change
Operating costs and expenses(a)	$739	$720	2.6%	$1,466	$1,447	1.3%
Merger-related and restructuring costs	82	61	34.4%	108	141	(23.4%)

Total costs and expenses	$821	$781	5.1%	$1,574	$1,588	(0.9%)

(a)	Amounts include total employee costs, as follows (in millions):

	Three Months Ended June 30,			Six Months Ended June 30,
	2015	2014	% Change	2015	2014	% Change
Employee costs	$324	$318	1.9%	$658	$668	(1.5%)

Operating costs and expenses. Operating costs and expenses for the three and six months ended June 30, 2015 increased primarily due to increased maintenance expense, partially offset by lower costs as a result of operating efficiencies. Employee costs were impacted by increased pension costs of $7 million and $14 million for the three and six months ended June 30, 2015, respectively.

Merger-related and restructuring costs. Refer to “Consolidated Results—Costs and expenses—Merger-related and restructuring costs” for detail of merger-related and restructuring costs for the three and six months ended June 30, 2015 and 2014. The Company expects to incur additional merger-related costs (in connection with the Charter merger) and restructuring costs during the remainder of 2015.

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

TWC’s unused committed financial capacity was $3.603 billion as of June 30, 2015, reflecting $480 million of cash and equivalents and $3.123 billion of available borrowing capacity under the Revolving Credit Facility.

Current Financial Condition

As of June 30, 2015, the Company had $23.052 billion of debt, $480 million of cash and equivalents (net debt of $22.572 billion, defined as total debt less cash and equivalents) and $8.508 billion of total TWC shareholders’ equity. As of December 31, 2014, the Company had $23.718 billion of debt, $707 million of cash and equivalents (net debt of $23.011 billion) and $8.013 billion of total TWC shareholders’ equity.

TIME WARNER CABLE INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS

OF OPERATIONS AND FINANCIAL CONDITION—(Continued)

The following table shows the significant items contributing to the change in net debt from December 31, 2014 to June 30, 2015 (in millions):

Balance as of December 31, 2014	$23,011
Cash provided by operating activities	(3,206)
Capital expenditures	2,397
Dividends paid	432
Proceeds from exercise of stock options	(106)
All other, net	44

Balance as of June 30, 2015	$22,572

On June 18, 2015, the Company’s Board of Directors declared a quarterly cash dividend of $0.75 per share of TWC common stock, payable in cash on July 22, 2015 to stockholders of record at the close of business on July 1, 2015.

On July 15, 2015, the Company received $120 million in cash for the settlement of certain terms of an agency agreement with Verizon Wireless. Refer to “Results of Operations—Consolidated Results—Other income, net” for additional information.

Cash Flows

Cash and equivalents decreased $227 million and $122 million for the six months ended June 30, 2015 and 2014, respectively. Components of these changes are discussed below in more detail.

Operating Activities

Details of cash provided by operating activities are as follows (in millions):

	Six Months Ended June 30,
	2015	2014
Operating Income	$2,113	$2,255
Depreciation	1,737	1,570
Amortization	68	68
Noncash equity-based compensation	79	93
Cash paid for interest, net(a)	(697)	(745)
Cash paid for income taxes, net(b)	(35)	(95)
All other, net, including working capital changes	(59)	(54)

Cash provided by operating activities	$3,206	$3,092

(a)	Amounts include cash received under interest rate swap contracts of $53 million and $74 million for the six months ended June 30, 2015 and 2014, respectively.
(b)	Amounts include cash refunds of income taxes of $3 million for each of the six months ended June 30, 2015 and 2014.

Cash provided by operating activities increased from $3.092 billion for the six months ended June 30, 2014 to $3.206 billion for the six months ended June 30, 2015. This increase was primarily related to decreases in cash paid for income taxes, net, and cash paid for interest, net, and an increase in Operating Income (excluding depreciation and amortization).

On December 19, 2014, the Tax Increase Prevention Act of 2014 was enacted, extending bonus depreciation deductions of 50% of the cost of the Company’s qualified 2014 capital expenditures. Due to the late enactment of this Act, the Company made all 2014 income tax payments as if bonus depreciation were not going to be extended. This resulted in a 2014 overpayment of approximately $120 million, the application of which reduced the Company’s cash paid for income taxes, net, in the second quarter of 2015. The Company expects cash paid for income taxes, net, to be higher in 2015 than in 2014 primarily as a result of the reversal of prior year bonus depreciation benefits, partially offset by the application of the 2014 overpayment.

TIME WARNER CABLE INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS

OF OPERATIONS AND FINANCIAL CONDITION—(Continued)

Cash paid for interest, net, decreased primarily as a result of the maturities of TWC’s 8.25% senior notes due February 2014 ($750 million in aggregate principal amount) and 7.50% senior notes due April 2014 ($1.0 billion in aggregate principal amount).

The Company made no cash contributions to its qualified defined benefit pension plans (the “qualified pension plans”) during the six months ended June 30, 2015. As of June 30, 2015, the qualified pension plans were estimated to be overfunded by $62 million. The Company may make discretionary cash contributions to the qualified pension plans in 2015. Such contributions will be dependent on a variety of factors, including current and expected interest rates, asset performance, the funded status of the qualified pension plans and management’s judgment. For the nonqualified defined benefit pension plan (the “nonqualified pension plan”), the Company will continue to make contributions during the remainder of 2015 to the extent benefits are paid.

Investing Activities

Details of cash used by investing activities are as follows (in millions):

	Six Months Ended June 30,
	2015	2014
Capital expenditures	$(2,397)	$(2,074)
Acquisition of intangible assets	(31)	(24)
Other investing activities	7	31

Cash used by investing activities	$(2,421)	$(2,067)

Cash used by investing activities increased from $2.067 billion for the six months ended June 30, 2014 to $2.421 billion for the six months ended June 30, 2015, principally due to an increase in capital expenditures, primarily due to the Company’s investments to improve network reliability, upgrade older customer premise equipment and expand its network to additional residences, commercial buildings and cell towers.

TWC’s capital expenditures by major category were as follows (in millions):

	Six Months Ended June 30,
	2015	2014
Customer premise equipment(a)	$953	$794
Scalable infrastructure(b)	591	538
Line extensions(c)	371	321
Upgrades/rebuilds(d)	116	75
Support capital(e)	366	346

Total capital expenditures	$2,397	$2,074

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

(e)

Amounts represent all other capital purchases required to run day-to-day operations. These costs typically include vehicles, land and buildings, computer hardware/software, office equipment, furniture and fixtures, tools and test equipment. Amounts include capitalized software costs of $190 million and $162 million for the six months ended June 30, 2015 and 2014, respectively.

The Company expects that 2015 capital expenditures will increase to approximately $4.4 billion compared to 2014 capital expenditures of approximately $4.1 billion.

TIME WARNER CABLE INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS

OF OPERATIONS AND FINANCIAL CONDITION—(Continued)

Financing Activities

Details of cash used by financing activities are as follows (in millions):

	Six Months Ended June 30,
	2015	2014
Short-term borrowings (repayments), net	$(194)	$1,147
Repayments of long-term debt	(500)	(1,750)
Dividends paid	(432)	(428)
Repurchases of common stock(a)	—	(259)
Proceeds from exercise of stock options	106	118
Excess tax benefit from equity-based compensation	74	99
Taxes paid in cash in lieu of shares issued for equity-based compensation	(61)	(68)
Other financing activities	(5)	(6)

Cash used by financing activities	$(1,012)	$(1,147)

(a)

In February 2014, the Company suspended its common stock repurchase program (the “Stock Repurchase Program”). As of June 30, 2015, the Company had $2.723 billion remaining under the Stock Repurchase Program authorization.

Cash used by financing activities was $1.012 billion for the six months ended June 30, 2015 compared to $1.147 billion for the six months ended June 30, 2014. Cash used by financing activities for the six months ended June 30, 2015 primarily consisted of the repayment of TWC’s 3.5% senior notes due February 2015 ($500 million in aggregate principal amount), payments of quarterly cash dividends and repayments of borrowings under the Company’s commercial paper program. Cash used by financing activities for the six months ended June 30, 2014 primarily consisted of repayments of TWC’s 8.25% senior notes due February 2014 ($750 million in aggregate principal amount) and 7.50% senior notes due April 2014 ($1.0 billion in aggregate principal amount), payments of quarterly cash dividends and repurchases of TWC common stock (prior to the suspension of the Stock Repurchase Program), partially offset by borrowings under the Company’s commercial paper program.

Outstanding Debt and Available Financial Capacity

Debt as of June 30, 2015 and December 31, 2014 was as follows:

			Outstanding Balance as of
	Maturity	Interest Rate	June 30, 2015	December 31, 2014
			(in millions)
TWC notes and debentures(a)	2017-2042	5.874%(b)	$20,601	$21,065
TWCE debentures(c)	2023-2033	7.910%(b)	2,058	2,061
Revolving credit facility(d)	2017		—	—
Commercial paper program(d)	2017	0.559%(b)	313	507
Capital leases	2016-2042		80	85

Total debt(e)			$23,052	$23,718

(a)

Outstanding balance amounts of the TWC notes and debentures as of June 30, 2015 and December 31, 2014 each include £1.267 billion of senior unsecured notes valued at $1.991 billion and $1.973 billion, respectively, using the exchange rates at each date.

(b)	Rate represents a weighted-average effective interest rate as of June 30, 2015 and, for the TWC notes and debentures, includes the effects of interest rate swaps and cross-currency swaps.
(c)

Outstanding balance amounts of the TWCE debentures as of June 30, 2015 and December 31, 2014 include an unamortized fair value adjustment of $58 million and $61 million, respectively, primarily consisting of the fair value adjustment recognized as a result of the 2001 merger of America Online, Inc. and Time Warner Inc.

(d)

As of June 30, 2015, the Company had $3.123 billion of available borrowing capacity under the Revolving Credit Facility (which reflects a reduction of $64 million for outstanding letters of credit backed by the Revolving Credit Facility).

(e)	Outstanding balance amounts of total debt as of June 30, 2015 and December 31, 2014 include current maturities of long-term debt of $320 million and $1.017 billion, respectively.

TIME WARNER CABLE INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS

OF OPERATIONS AND FINANCIAL CONDITION—(Continued)

See the 2014 Form 10-K for further details regarding the Company’s outstanding debt and other financing arrangements, including certain information about maturities, covenants and rating triggers related to such debt and financing arrangements. As of June 30, 2015, TWC was in compliance with the leverage ratio covenant of the Revolving Credit Facility, with a ratio of consolidated total debt as of June 30, 2015 to consolidated EBITDA for the twelve months ended June 30, 2015 of approximately 2.8 times. In accordance with the Revolving Credit Facility agreement, consolidated total debt as of June 30, 2015 was calculated as (a) total debt per the accompanying consolidated balance sheet less the TWCE unamortized fair value adjustment (discussed above) and the fair value of debt subject to interest rate swaps, less (b) total cash per the accompanying consolidated balance sheet in excess of $25 million. In accordance with the Revolving Credit Facility agreement, consolidated EBITDA for the twelve months ended June 30, 2015 was calculated as Operating Income plus depreciation, amortization and equity-based compensation expense.

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

The Company operates in a highly competitive, consumer and technology driven and rapidly changing business that is affected by government regulation and economic, strategic, political and social conditions. Various factors could adversely affect the operations, business or financial results of TWC in the future and cause TWC’s actual results to differ materially from those contained in the forward-looking statements, including those factors discussed in detail in Item 1A, “Risk Factors,” in the 2014 Form 10-K, which should be read in conjunction with this report (including Item 1A, “Risk Factors,” in Part II of this report), and in TWC’s other filings made from time to time with the Securities and Exchange Commission (the “SEC”) after the date of this report. In addition, important factors that could cause the Company’s actual results to differ materially from those in its forward-looking statements include:

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

•	increased difficulty negotiating programming and retransmission agreements on favorable terms, resulting in increased costs to the Company and/or the loss of popular programming; and

•	changes or delays in, or impediments to executing on, the Company’s plans, initiatives and strategies, including the proposed Charter merger.

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

TIME WARNER CABLE INC.

ITEM 4. CONTROLS AND PROCEDURES

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Company, under the supervision and with the participation of its management, including the Chief Executive Officer and Acting Co-Chief Financial Officers, evaluated the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Acting Co-Chief Financial Officers concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed in reports filed or submitted by the Company under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that information required to be disclosed by the Company is accumulated and communicated to the Company’s management to allow timely decisions regarding the required disclosure.

Changes in Internal Control Over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

TIME WARNER CABLE INC.

CONSOLIDATED BALANCE SHEET

(Unaudited)

	June 30,	December 31,
	2015	2014
	(in millions)
ASSETS
Current assets:
Cash and equivalents	$480	$707
Receivables, less allowances of $126 million and $109 million as of June 30, 2015 and December 31, 2014, respectively	1,029	949
Deferred income tax assets	235	269
Other current assets	330	391

Total current assets	2,074	2,316
Investments	69	64
Property, plant and equipment, net	16,604	15,990
Intangible assets subject to amortization, net	486	523
Intangible assets not subject to amortization	26,014	26,012
Goodwill	3,138	3,137
Other assets	501	459

Total assets	$48,886	$48,501

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$496	$567
Deferred revenue and subscriber-related liabilities	215	198
Accrued programming and content expense	968	902
Current maturities of long-term debt	320	1,017
Other current liabilities	2,156	1,813

Total current liabilities	4,155	4,497
Long-term debt	22,732	22,701
Deferred income tax liabilities, net	12,715	12,560
Other liabilities	772	726
Commitments and contingencies (Note 10)
TWC shareholders’ equity:
Common stock, $0.01 par value, 282.9 million and 280.8 million shares issued and outstanding as of June 30, 2015 and December 31, 2014, respectively	3	3
Additional paid-in capital	7,369	7,172
Retained earnings	1,436	1,162
Accumulated other comprehensive loss, net	(300)	(324)

Total TWC shareholders’ equity	8,508	8,013
Noncontrolling interests	4	4

Total equity	8,512	8,017

Total liabilities and equity	$48,886	$48,501

See accompanying notes.

TIME WARNER CABLE INC.

CONSOLIDATED STATEMENT OF OPERATIONS

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
	(in millions, except per share data)
Revenue	$5,926	$5,726	$11,703	$11,308
Costs and expenses:
Programming and content	1,489	1,341	2,908	2,650
Sales and marketing	596	544	1,155	1,099
Technical operations	406	371	805	742
Customer care	224	207	450	412
Other operating	1,181	1,209	2,359	2,371
Depreciation	885	795	1,737	1,570
Amortization	34	35	68	68
Merger-related and restructuring costs	82	61	108	141

Total costs and expenses	4,897	4,563	9,590	9,053

Operating Income	1,029	1,163	2,113	2,255
Interest expense	(350)	(349)	(698)	(713)
Other income, net	127	8	137	23

Income before income taxes	806	822	1,552	1,565
Income tax provision	(343)	(323)	(631)	(587)

Net income	463	499	921	978
Less: Net income attributable to noncontrolling interests	—	—	—	—

Net income attributable to TWC shareholders	$463	$499	$921	$978

Net income per common share attributable to
TWC common shareholders:
Basic	$1.62	$1.77	$3.22	$3.48

Diluted	$1.62	$1.76	$3.21	$3.46

Weighted-average common shares outstanding:
Basic	282.7	278.8	282.1	278.3

Diluted	285.8	282.4	285.4	282.1

Cash dividends declared per share of common stock	$0.75	$0.75	$2.25	$1.50

See accompanying notes.

TIME WARNER CABLE INC.

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
	(in millions)
Net income	$463	$499	$921	$978
Change in accumulated unrealized losses on pension benefit obligation, net of income tax benefit of $4 million and $16 million for the three months ended June 30, 2015 and 2014, respectively, and $0 and $16 million for the six months ended June 30, 2015 and 2014, respectively	(7)	(24)	(1)	(25)
Change in accumulated deferred gains (losses) on cash flow hedges, net of income tax benefit (provision) of $(26) million and $28 million for the three months ended June 30, 2015 and 2014, respectively, and $(15) million and $57 million for the six months ended June 30, 2015 and 2014, respectively	43	(46)	25	(91)

Other comprehensive income (loss)	36	(70)	24	(116)

Comprehensive income	499	429	945	862
Less: Comprehensive income attributable to noncontrolling interests	—	—	—	—

Comprehensive income attributable to TWC shareholders	$499	$429	$945	$862

See accompanying notes.

TIME WARNER CABLE INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

	Six Months Ended
	June 30,
	2015	2014
	(in millions)
OPERATING ACTIVITIES
Net income	$921	$978
Adjustments for noncash and nonoperating items:
Depreciation	1,737	1,570
Amortization	68	68
Income from equity-method investments, net of cash distributions	(8)	(16)
Pretax gain on settlement of Verizon Wireless agency agreement	(120)	—
Deferred income taxes	173	123
Equity-based compensation expense	79	93
Excess tax benefit from equity-based compensation	(74)	(99)
Changes in operating assets and liabilities, net of acquisitions and dispositions:
Receivables	58	41
Accounts payable and other liabilities	402	326
Other changes	(30)	8

Cash provided by operating activities	3,206	3,092

INVESTING ACTIVITIES
Capital expenditures	(2,397)	(2,074)
Acquisition of intangible assets	(31)	(24)
Other investing activities	7	31

Cash used by investing activities	(2,421)	(2,067)

FINANCING ACTIVITIES
Short-term borrowings (repayments), net	(194)	1,147
Repayments of long-term debt	(500)	(1,750)
Dividends paid	(432)	(428)
Repurchases of common stock	—	(259)
Proceeds from exercise of stock options	106	118
Excess tax benefit from equity-based compensation	74	99
Taxes paid in cash in lieu of shares issued for equity-based compensation	(61)	(68)
Other financing activities	(5)	(6)

Cash used by financing activities	(1,012)	(1,147)

Decrease in cash and equivalents	(227)	(122)
Cash and equivalents at beginning of period	707	525

Cash and equivalents at end of period	$480	$403

See accompanying notes.

TIME WARNER CABLE INC.

CONSOLIDATED STATEMENT OF EQUITY

(Unaudited)

	TWC	Non-
	Shareholders’	controlling	Total
	Equity	Interests	Equity
	(in millions)
Balance as of December 31, 2013	$6,943	$4	$6,947
Net income	978	—	978
Other comprehensive loss	(116)	—	(116)
Cash dividends declared ($1.50 per common share)	(428)	—	(428)
Repurchase and retirement of common stock	(208)	—	(208)
Equity-based compensation expense	93	—	93
Excess tax benefit realized from equity-based compensation	99	—	99
Shares issued upon exercise of stock options	118	—	118
Taxes paid in lieu of shares issued for equity-based compensation	(68)	—	(68)
Other changes	(1)	—	(1)

Balance as of June 30, 2014	$7,410	$4	$7,414

Balance as of December 31, 2014	$8,013	$4	$8,017
Net income	921	—	921
Other comprehensive income	24	—	24
Cash dividends declared ($2.25 per common share)	(647)	—	(647)
Equity-based compensation expense	79	—	79
Excess tax benefit realized from equity-based compensation	74	—	74
Shares issued upon exercise of stock options	106	—	106
Taxes paid in lieu of shares issued for equity-based compensation	(61)	—	(61)
Other changes	(1)	—	(1)

Balance as of June 30, 2015	$8,508	$4	$8,512

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

Charter Merger

On May 23, 2015, TWC entered into an Agreement and Plan of Mergers (the “Charter Merger Agreement”) with Charter Communications, Inc. (“Charter”) and certain of its subsidiaries, pursuant to which the parties will engage in a series of transactions (the “Charter merger”) that will result in the Company and Charter becoming 100% owned subsidiaries of a new public parent company (“New Charter”), on the terms and subject to the conditions set forth in the Charter Merger Agreement.

Upon the consummation of the Charter merger, each share of TWC common stock (other than treasury shares held by the Company and TWC stock held by the Liberty Parties (as defined below)) will be converted into the right to receive, at the option of each stockholder, either (i) $100 in cash and shares of New Charter Class A common stock equivalent to 0.5409 shares of Charter Class A common stock (“Charter common stock”) or (ii) $115 in cash and shares of New Charter Class A common stock equivalent to 0.4562 shares of Charter common stock. Upon the consummation of the Charter merger, subject to certain exceptions, each share of TWC common stock held by Liberty Broadband Corporation or Liberty Interactive Corporation (together, the “Liberty Parties”) will convert only into the right to receive shares of New Charter Class A common stock.

The Charter merger is subject to the approval of the Company’s and Charter’s stockholders, regulatory approvals and certain other closing conditions.

Bright House Networks Transaction

On May 23, 2015, Charter and Advance/Newhouse Partnership (“A/N”) and certain of their affiliates amended an agreement the parties had signed on March 31, 2015 (the “Bright House Networks Agreement”). Under the amended Bright House Networks Agreement, Charter will acquire Bright House Networks, LLC (“Bright House Networks”), subject to, among other conditions, the closing of the Charter merger. Bright House Networks is a 100% owned subsidiary of a partnership (“TWE-A/N”) between A/N and Time Warner Cable Enterprises LLC (“TWCE”), a subsidiary of TWC. The closing of Charter’s acquisition of Bright House Networks is expected to occur concurrently with the closing of the Charter merger. However, the closing of the Charter merger is not conditioned on the closing of the Bright House Networks transaction.

In the Charter Merger Agreement, the Company and TWCE agreed to irrevocably and unconditionally waive their “right of first offer” to acquire the assets of Bright House Networks during the pendency of the Charter merger. This waiver will expire if the Charter Merger Agreement is terminated in accordance with its terms, provided that the Company or any of its Affiliates (as defined in the Charter Merger Agreement) does not, within nine months following such a termination, enter into an agreement or understanding in respect of, or consummate, an alternative acquisition transaction. TWC receives a fee from A/N for providing Bright House Networks with high-speed data services and certain management functions, which is included in Other Operations revenue.

TIME WARNER CABLE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Termination of Comcast Merger and Divestiture Transactions

On April 24, 2015, Comcast Corporation (“Comcast”) and the Company terminated their February 12, 2014 Agreement and Plan of Merger (the “Comcast Merger Agreement”), under which the Company had agreed, on the terms and subject to the conditions set forth therein, to merge with and into a 100% owned subsidiary of Comcast. In a related transaction, on April 25, 2014, Comcast had entered into a binding agreement with Charter, which contemplated three transactions to be completed following the closing of the Comcast Merger Agreement (the “divestiture transactions”): (1) a contribution, spin-off and merger transaction, (2) an asset exchange and (3) a sale of assets. The completion of the divestiture transactions would have resulted in Charter acquiring certain TWC cable systems primarily in the Midwest. Also, on March 31, 2015, Charter and A/N had entered into the Bright House Networks Agreement, which was subject to, among other things, the closing of the divestiture transactions. Upon termination of the Comcast Merger Agreement, Comcast delivered a notice of termination to Charter with respect to the divestiture transactions.

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

Accounting Standards Not Yet Adopted

Revenue from Contracts with Customers

In May 2014, the Financial Accounting Standards Board the (“FASB”) issued authoritative guidance that outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most recent current revenue recognition guidance, including industry-specific guidance. The core principle of the revenue model is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance also specifies the accounting for certain incremental costs of obtaining a contract and costs to fulfill a contract with a customer. Entities have the option of applying either a full retrospective approach to all periods presented or a modified approach that reflects differences prior to the date of adoption as an adjustment to equity. In July 2015, the FASB deferred the effective date of this guidance by one year. As such, this guidance will be effective for TWC on January 1, 2018 and the Company is currently assessing the impact of this guidance on its consolidated financial statements.

Presentation of Debt Issuance Costs

In April 2015, the FASB issued authoritative guidance for the purpose of simplifying the presentation of debt issuance costs. Under this guidance, debt issuance costs related to a recognized debt liability are required to be presented in the balance sheet as a direct reduction from the carrying amount of such debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by this guidance. Entities will be required to apply a full retrospective approach to all periods presented. This guidance will be effective for TWC on January 1, 2016 and, upon adoption, debt issuance costs capitalized in other current assets and other assets in the consolidated balance sheet will be reclassified and presented as a reduction to current and noncurrent long-term debt. As of June 30, 2015, debt issuance costs, net of accumulated amortization, recognized in the consolidated balance sheet totaled $97 million, of which $10 million is recorded in other current assets.

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

TIME WARNER CABLE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Set forth below is a reconciliation of net income attributable to TWC common shareholders per basic and diluted common share (in millions, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net income attributable to TWC common shareholders	$459	$494	$909	$969
Net income allocated to participating securities(a)	4	5	12	9

Net income attributable to TWC shareholders	$463	$499	$921	$978

Weighted-average basic common shares outstanding	282.7	278.8	282.1	278.3
Dilutive effect of nonparticipating equity awards	0.9	1.8	1.0	1.9
Dilutive effect of participating equity awards(a)	2.2	1.8	2.3	1.9

Weighted-average diluted common shares outstanding	285.8	282.4	285.4	282.1

Net income per common share attributable to
TWC common shareholders:
Basic	$1.62	$1.77	$3.22	$3.48

Diluted	$1.62	$1.76	$3.21	$3.46

(a)	Restricted stock units granted to employees and non-employee directors are considered participating securities with respect to regular quarterly cash dividends.

For the three and six months ended June 30, 2015, the computation of diluted net income per common share attributable to TWC common shareholders excludes 0.8 million of potential common shares related to the Company’s equity-based compensation plan, because the inclusion of such shares would have an antidilutive effect. For the three and six months ended June 30, 2014, antidilutive common shares related to the Company’s equity-based compensation plan were insignificant.

4.	DERIVATIVE FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The fair values of assets and liabilities associated with derivative financial instruments recorded in the consolidated balance sheet as of June 30, 2015 and December 31, 2014 consisted of the following (in millions):

	Assets		Liabilities
	June 30, 2015	December 31, 2014	June 30, 2015	December 31, 2014
Interest rate swaps(a)(b)	$94	$93	$8	$19
Cross-currency swaps(a)(c)	255	197	—	—

Total	$349	$290	$8	$19

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

(b)

The fair value of assets associated with interest rate swaps as of June 30, 2015 is recorded in other assets in the consolidated balance sheet. Of the total fair value of assets associated with interest rate swaps as of December 31, 2014, $1 million is recorded in other current assets with the remainder recorded in other assets in the consolidated balance sheet. The fair values of liabilities associated with interest rate swaps are recorded in other liabilities in the consolidated balance sheet.

(c)	The fair values of assets associated with cross-currency swaps are recorded in other assets in the consolidated balance sheet.

Fair Value Hedges

The Company uses interest rate swaps to manage interest rate risk by effectively converting fixed-rate debt into variable-rate debt. Under such contracts, the Company is entitled to receive semi-annual interest payments at fixed rates and is

TIME WARNER CABLE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

required to make semi-annual interest payments at variable rates, without exchange of the underlying principal amount. Such contracts are designated as fair value hedges. The Company recognized no gain or loss related to its interest rate swaps because the changes in the fair values of such instruments were completely offset by the changes in the fair values of the hedged fixed-rate debt. The fair value of interest rate swaps was determined using a discounted cash flow (“DCF”) analysis based on the terms of the contract and expected forward interest rates, and incorporates the credit risk of the Company and each counterparty (a Level 2 fair value measurement). The following table summarizes the terms of existing fixed to variable interest rate swaps as of June 30, 2015 and December 31, 2014:

	June 30, 2015	December 31, 2014
Maturities	2017-2019	2015-2019
Notional amount (in millions)	$5,600	$6,100
Weighted-average pay rate (variable based on LIBOR plus variable margins)	5.14%	4.78%
Weighted-average receive rate (fixed)	6.86%	6.58%

The notional amounts of interest rate instruments, as presented in the above table, are used to measure interest to be paid or received and do not represent the amount of exposure to credit loss.

Cash Flow Hedges

The Company uses cross-currency swaps to manage foreign exchange risk related to foreign currency denominated debt by effectively converting foreign currency denominated debt, including annual interest payments and the payment of principal at maturity, to U.S. dollar denominated debt. Such contracts are designated as cash flow hedges. The Company has entered into cross-currency swaps to effectively convert its £1.275 billion aggregate principal amount of fixed-rate British pound sterling denominated debt, including annual interest payments and the payment of principal at maturity, to fixed-rate U.S. dollar denominated debt. The cross-currency swaps have maturities of June 2031 and July 2042. The fair value of cross-currency swaps was determined using a DCF analysis based on expected forward interest and exchange rates, and incorporates the credit risk of the Company and each counterparty (a Level 2 fair value measurement). The following table summarizes the deferred gain (loss) activity related to cash flow hedges recognized in accumulated other comprehensive loss, net, and reclassified into other income, net, for the three and six months ended June 30, 2015 and 2014 (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Deferred gains (losses) recognized	$184	$(17)	$58	$(79)
Deferred gains reclassified into earnings(a)	(115)	(57)	(18)	(69)

Total net deferred gains (losses) recognized	69	(74)	40	(148)
Income tax (provision) benefit	(26)	28	(15)	57

Total net deferred gains (losses) recognized, net of tax	$43	$(46)	$25	$(91)

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

TIME WARNER CABLE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Fair Value of Other Financial Instruments

The Company’s other financial instruments not measured at fair value on a recurring basis include (a) cash and equivalents, receivables, accounts payable, accrued liabilities and borrowings under the Company’s commercial paper program, which are reflected at cost in the consolidated balance sheet, and (b) TWC senior notes and debentures and TWCE senior debentures (collectively, the “senior notes and debentures”) not subject to fair value hedge accounting, which are reflected at amortized cost in the consolidated balance sheet. With the exception of the senior notes and debentures, cost approximates fair value for these instruments due to their short-term nature. The carrying value and related estimated fair value of the senior notes and debentures was $22.659 billion and $24.362 billion, respectively, as of June 30, 2015 and $23.126 billion and $27.842 billion, respectively, as of December 31, 2014. Estimated fair values for the senior notes and debentures are determined by reference to the market value of the instrument as quoted on a national securities exchange or in an over-the-counter market (a Level 1 fair value measurement).

5.	TWC SHAREHOLDERS’ EQUITY

Changes in Common Stock

Changes in common stock from January 1 through June 30 are presented below (in millions):

	2015	2014
Balance at beginning of period	280.8	277.9
Shares issued under the equity-based compensation plan	2.1	2.9
Shares repurchased and retired	—	(1.5)

Balance at end of period	282.9	279.3

Common Stock Repurchase Program

In February 2014, the Company suspended its $4.0 billion common stock repurchase program (the “Stock Repurchase Program”). As of June 30, 2015, the Company had $2.723 billion remaining under the Stock Repurchase Program authorization.

Accumulated Other Comprehensive Income (Loss), Net

Changes in accumulated other comprehensive income (loss), net, included in TWC shareholders’ equity from January 1 through June 30 are presented below (in millions):

	2015	2014
Balance at beginning of period	$(324)	$44
Other comprehensive income (loss) before reclassifications, net of tax	22	(74)
Amounts reclassified into earnings, net of tax	2	(42)

Other comprehensive income (loss), net of tax	24	(116)

Balance at end of period	$(300)	$(72)

TIME WARNER CABLE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The following table summarizes the changes in the components of accumulated other comprehensive income (loss), net, included in TWC shareholders’ equity from January 1 through June 30 (in millions):

	2015	2014
Unrealized losses on pension benefit obligation:
Balance at beginning of period	$(473)	$(104)
Other comprehensive loss before reclassifications, net of tax	(14)	(25)
Amounts reclassified into earnings, net of tax:
Amortization of actuarial (gain) loss(a)	21	(1)
Income tax (benefit) provision	(8)	1

Amortization of actuarial loss, net of tax	13	—
Other comprehensive loss, net of tax	(1)	(25)

Balance at end of period	$(474)	$(129)

Deferred gains (losses) on cash flow hedges:
Balance at beginning of period	$150	$149
Other comprehensive income (loss) before reclassifications, net of tax	36	(49)
Amounts reclassified into earnings, net of tax:
Effective portion of gain on cash flow hedges(b)	(18)	(69)
Income tax provision	7	27

Effective portion of gain on cash flow hedges, net of tax	(11)	(42)
Other comprehensive income (loss), net of tax	25	(91)

Balance at end of period	$175	$58

Other changes:
Balance at beginning and end of period	$(1)	$(1)

(a)	Amounts are included in the computation of net periodic benefit costs as discussed further in Note 7.
(b)	Amounts are recorded in other income, net, in the consolidated statement of operations as discussed further in Note 4.

6.	EQUITY-BASED COMPENSATION

TWC is authorized under the Company’s stock incentive plan (the “2011 Plan”) to grant restricted stock units (“RSUs”) and options to purchase shares of TWC common stock to its employees and non-employee directors. As of June 30, 2015, the 2011 Plan provides for the issuance of up to 20.0 million shares of TWC common stock, of which 8.2 million shares were available for grant.

Equity-based compensation expense recognized for the three and six months ended June 30, 2015 and 2014 was as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Restricted stock units(a)	$33	$38	$71	$81
Stock options	4	5	8	12

Total equity-based compensation expense(a)	$37	$43	$79	$93

(a)

Amounts include $8 million and $14 million for the three months ended June 30, 2015 and 2014, respectively, and $19 million and $23 million for the six months ended June 30, 2015 and 2014, respectively, of equity-based compensation expense recognized in merger-related and restructuring costs in the consolidated statement of operations related to certain retention grants (as defined below).

TIME WARNER CABLE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Restricted Stock Units

For the six months ended June 30, 2015, TWC granted 839,000 RSUs subject to time-based vesting at a weighted-average grant date fair value of $177.65 per RSU. For the six months ended June 30, 2014, TWC granted 3.676 million RSUs at a weighted-average grant date fair value of $135.42 per RSU, which included 143,000 RSUs subject to performance-based vesting conditions (“PBUs”) at a weighted-average grant date fair value of $135.31 per PBU. Total unrecognized compensation cost related to unvested RSUs as of June 30, 2015, without taking into account expected forfeitures, was $510 million, which the Company expects to recognize over a weighted-average period of 3.86 years, without taking into account acceleration of vesting.

In connection with the Company’s entry into the Charter Merger Agreement, the Company advanced into 2015 its annual grants of equity awards that would otherwise have been made in 2017. As a result, eligible employees were granted RSUs having a value equal to (and with vesting terms consistent with) those that these employees otherwise would have received in 2017 (the “2015 retention grant”), but without performance-based vesting conditions. Specifically, the 2015 retention grant will vest 50% in February of 2020 and 50% in February of 2021, subject to continued employment. If the grantee’s employment is terminated prior to the date on which the 2015 retention grant would have normally been made (i.e., February 2017), such retention grant would be forfeited, absent a change in control of the Company prior to such termination of employment.

In connection with the Company’s entry into the Comcast Merger Agreement, the Company advanced into 2014 its annual grant of equity awards that would otherwise have been made in 2015 and 2016. As a result, eligible employees were granted RSUs having a value equal to (and with vesting terms consistent with) those that these employees otherwise would have received in each of 2015 and 2016 (the “2014 retention grants” and, together with the 2015 retention grant, the “retention grants”), but without performance-based vesting conditions. Specifically, the retention grant corresponding to the 2015 annual grant will vest 50% in February of 2018 and 50% in February of 2019 and the retention grant corresponding to the 2016 annual grant will vest 50% in February of 2019 and 50% in February of 2020, in each case, subject to continued employment. If the grantee’s employment were terminated prior to the date on which either retention grant would have normally been made (i.e., February 2015 or 2016, as appropriate), such retention grant would be forfeited, absent a change in control of the Company prior to such termination of employment.

Employees who received the retention grants will generally not be eligible for additional annual equity awards with respect to 2015, 2016 or 2017 absent a change of responsibilities or other circumstances. Consequently, whether or not the Charter merger is consummated, both the employee and the Company would generally be in the same position they would have been in had the RSUs been granted in accordance with the anticipated schedule.

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

TIME WARNER CABLE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Stock Options

For the six months ended June 30, 2015 and 2014, TWC granted no stock options. Total unrecognized compensation cost related to unvested stock options as of June 30, 2015, without taking into account expected forfeitures, was $14 million, which the Company expects to recognize over a weighted-average period of 1.37 years, without taking into account acceleration of vesting.

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

TWC sponsors the Time Warner Cable Pension Plan (the “TWC Pension Plan”) and the Time Warner Cable Union Pension Plan (the “Union Pension Plan” and, together with the TWC Pension Plan, the “qualified pension plans”), both qualified defined benefit pension plans, that together provide pension benefits to a majority of the Company’s employees. TWC also provides a nonqualified defined benefit pension plan for certain employees (the “nonqualified pension plan” and, together with the qualified pension plans, the “pension plans”). Pension benefits are based on formulas that reflect the employees’ years of service and compensation during their employment period. TWC uses a December 31 measurement date for its pension plans. The components of net periodic benefit costs for the three and six months ended June 30, 2015 and 2014 is as follows (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Service cost	$57	$43	$114	$86
Interest cost	37	36	73	72
Expected return on plan assets	(57)	(58)	(114)	(116)
Amounts amortized	11	—	21	(1)

Net periodic benefit costs	$48	$21	$94	$41

The Company made no cash contributions to the qualified pension plans during the six months ended June 30, 2015; however, the Company may make discretionary cash contributions to the qualified pension plans in 2015. Such contributions will be dependent on a variety of factors, including current and expected interest rates, asset performance, the funded status of the qualified pension plans and management’s judgment. For the nonqualified pension plan, the Company will continue to make contributions during the remainder of 2015 to the extent benefits are paid.

TIME WARNER CABLE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

8.	MERGER-RELATED AND RESTRUCTURING COSTS

Merger-related and restructuring costs for the three and six months ended June 30, 2015 and 2014 consisted of the following (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Merger-related costs	$69	$52	$93	$115
Restructuring costs	13	9	15	26

Total merger-related and restructuring costs	$82	$61	$108	$141

Merger-related Costs

For the six months ended June 30, 2015, the Company incurred merger-related costs of $93 million of which $56 million related to the Charter merger, including employee retention costs of $14 million and advisory and legal fees of $42 million, and $37 million related to the Comcast merger, including employee retention costs of $27 million and advisory and legal fees of $10 million. For the six months ended June 30, 2014, the Company incurred merger-related costs of $115 million of which $111 million related to the Comcast merger, including employee retention costs of $69 million and advisory and legal fees of $42 million. Merger-related costs for the six months ended June 30, 2014 also included $4 million incurred in connection with the acquisition of DukeNet Communications, LLC. The Company expects to incur additional merger-related costs during the remainder of 2015 in connection with the Charter merger. Changes in accruals for merger-related costs are presented below (in millions):

	Employee Costs	Other Costs	Total
Remaining liability as of December 31, 2013	$3	$3	$6
Costs incurred	68	75	143
Adjustments	(1)	—	(1)
Cash paid(a)	(5)	(61)	(66)

Remaining liability as of December 31, 2014	65	17	82
Costs incurred	22	57	79
Costs reimbursed by Charter	—	(5)	(5)
Cash paid	(81)	(40)	(121)

Remaining liability as of June 30, 2015(b)	$6	$29	$35

(a)	Of the total cash paid in 2014, $37 million was paid during the six months ended June 30, 2014.
(b)	The remaining $35 million liability as of June 30, 2015 is classified as a current liability in the consolidated balance sheet.

In addition to the cash settled liabilities shown in the table above, the Company also issued RSUs in connection with the retention grants, as discussed in Note 6, which resulted in additional merger-related costs of $56 million for the year ended December 31, 2014 ($23 million for the six months ended June 30, 2014) and $19 million for the six months ended June 30, 2015.

TIME WARNER CABLE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Restructuring Costs

For the six months ended June 30, 2015 and 2014, the Company incurred restructuring costs of $15 million and $26 million, respectively, primarily related to employee terminations and other exit costs. The Company expects to incur additional restructuring costs during the remainder of 2015. Changes in restructuring reserves are presented below (in millions):

	Employee	Other
	Termination	Exit
	Costs	Costs	Total
Remaining liability as of December 31, 2013	$39	$4	$43
Costs incurred	14	16	30
Adjustments	(3)	—	(3)
Cash paid(a)	(42)	(20)	(62)

Remaining liability as of December 31, 2014	8	—	8
Costs incurred	14	1	15
Cash paid	(9)	(1)	(10)

Remaining liability as of June 30, 2015(b)	$13	$—	$13

(a)	Of the total cash paid in 2014, $50 million was paid during the six months ended June 30, 2014.
(b)

Of the remaining liability as of June 30, 2015, $8 million is classified as a current liability, with the remaining amount classified as a noncurrent liability in the consolidated balance sheet. Amounts are expected to be paid through March 2019.

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

TIME WARNER CABLE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Segment information for the three and six months ended June 30, 2015 and 2014 is as follows (in millions):

	Three Months Ended June 30, 2015
	Residential	Business	Other
	Services	Services	Operations	Shared	Intersegment	Total
	Segment	Segment	Segment	Functions	Eliminations	Consolidated
Revenue(a)	$4,758	$803	$431	$—	$(66)	$5,926
Operating costs and expenses	(2,611)	(323)	(289)	(739)	66	(3,896)
Merger-related and restructuring costs	—	—	—	(82)	—	(82)

OIBDA	$2,147	$480	$142	$(821)	$—	1,948

Depreciation						(885)
Amortization						(34)

Operating Income						$1,029

	Three Months Ended June 30, 2014
	Residential	Business	Other
	Services	Services	Operations	Shared	Intersegment	Total
	Segment	Segment	Segment	Functions	Eliminations	Consolidated
Revenue(a)	$4,662	$691	$436	$—	$(63)	$5,726
Operating costs and expenses	(2,470)	(282)	(263)	(720)	63	(3,672)
Merger-related and restructuring costs	—	—	—	(61)	—	(61)

OIBDA	$2,192	$409	$173	$(781)	$—	1,993

Depreciation						(795)
Amortization						(35)

Operating Income						$1,163

	Six Months Ended June 30, 2015
	Residential	Business	Other
	Services	Services	Operations	Shared	Intersegment	Total
	Segment	Segment	Segment	Functions	Eliminations	Consolidated
Revenue(a)	$9,420	$1,584	$829	$—	$(130)	$11,703
Operating costs and expenses	(5,192)	(625)	(524)	(1,466)	130	(7,677)
Merger-related and restructuring costs	—	—	—	(108)	—	(108)

OIBDA	$4,228	$959	$305	$(1,574)	$—	3,918

Depreciation						(1,737)
Amortization						(68)

Operating Income						$2,113

TIME WARNER CABLE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

	Six Months Ended June 30, 2014
	Residential	Business	Other
	Services	Services	Operations	Shared	Intersegment	Total
	Segment	Segment	Segment	Functions	Eliminations	Consolidated
Revenue(a)	$9,230	$1,359	$836	$—	$(117)	$11,308
Operating costs and expenses	(4,906)	(548)	(490)	(1,447)	117	(7,274)
Merger-related and restructuring costs	—	—	—	(141)	—	(141)

OIBDA	$4,324	$811	$346	$(1,588)	$—	3,893

Depreciation						(1,570)
Amortization						(68)

Operating Income						$2,255

(a)	Revenue derived from outside the U.S. was insignificant in all periods presented. No single customer accounted for a significant amount of revenue in any period presented.

Intersegment Eliminations relates to the programming provided to the Residential Services and Business Services segments by the RSNs and local sports, news and lifestyle channels. These services are reflected as programming expense for the Residential Services and Business Services segments and as revenue for the Other Operations segment.

Revenue for the three and six months ended June 30, 2015 and 2014 was derived from the following sources (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Residential Services revenue:
Video	$2,514	$2,546	$4,983	$5,041
High-speed data	1,742	1,606	3,438	3,164
Voice	478	490	951	986
Other	24	20	48	39

Total Residential Services revenue	4,758	4,662	9,420	9,230
Business Services revenue:
Video	95	90	189	179
High-speed data	391	331	767	637
Voice	147	123	289	241
Wholesale transport	120	97	241	198
Other	50	50	98	104

Total Business Services revenue	803	691	1,584	1,359
Other Operations revenue:
Advertising	263	272	493	519
Other	168	164	336	317

Total Other Operations revenue	431	436	829	836
Intersegment eliminations	(66)	(63)	(130)	(117)

Total revenue	$5,926	$5,726	$11,703	$11,308

Use of OIBDA

Management uses Operating Income before Depreciation and Amortization (“OIBDA”), among other measures, in evaluating the segment’s performance because it eliminates the effects of (i) considerable amounts of noncash depreciation and amortization and (ii) items not within the control of the Company’s operations managers (such as income tax provision,

TIME WARNER CABLE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

Legal Proceedings

In connection with the formerly proposed Comcast merger, eight putative class action complaints were filed on behalf of purported TWC stockholders in the New York Supreme Court (the “NY Actions”) and the Court of Chancery of the State of Delaware. These complaints named as defendants TWC, the members of the TWC board of directors, Comcast and Comcast’s merger subsidiary. The complaints generally alleged, among other things, that the members of the TWC board of directors breached their fiduciary duties to TWC stockholders during merger negotiations and by entering into the Comcast Merger Agreement and approving the Comcast merger, and that Comcast aided and abetted such breaches of fiduciary duties. The complaints further alleged that the joint proxy statement/prospectus filed by Comcast with the Securities and Exchange Commission on March 20, 2014 was misleading or omitted certain material information. The complaints sought, among other relief, compensatory damages in an unspecified amount, injunctive relief and costs and fees. The parties entered into a settlement agreement, conditioned inter alia on the consummation of the Comcast merger. Now that the Comcast Merger Agreement has been terminated, the settlement is no longer operative, although the plaintiffs have the right to petition the court for the award of attorneys’ fees and TWC has the right to oppose that application. Following the announcement of the Charter merger on May 26, 2015, on June 29, 2015, the parties in the NY Actions filed a stipulation agreeing that plaintiffs could file a Second Consolidated Class Action Complaint (the “Second Amended Complaint”), and dismissing with prejudice Comcast and Comcast’s merger subsidiary. After the court so ordered the stipulation, the plaintiffs in the NY Actions filed the Second Amended Complaint on July 1, 2015. The Second Amended Complaint names as defendants TWC, the members of the TWC board of directors, Charter and the merger subsidiaries. The Second Amended Complaint generally alleges, among other things, that the members of the TWC board of directors breached their fiduciary duties to TWC stockholders during the Charter merger negotiations and by entering into the Charter Merger Agreement and approving the Charter merger, and that Charter and its subsidiaries aided and abetted such breaches of fiduciary duties. The complaint seeks, among other relief, injunctive relief enjoining the shareholder vote on the Charter merger, unspecified declaratory and equitable relief, compensatory damages in an unspecified amount, and costs and fees. The Company believes that the claims asserted against it are without merit and intends to defend against this lawsuit vigorously, but is unable to predict the outcome of this lawsuit or reasonably estimate a range of possible loss.

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

On December 5, 2014, Broadband iTV, Inc. filed an amended complaint in the U.S. District Court for the District of Hawaii alleging that the Company infringes a patent purportedly relating to the Company’s delivery of digital video on demand services and seeking monetary and injunctive relief. The complaint also names Hawaiian Telecom, Inc. (“Hawaiian Telecom”)

TIME WARNER CABLE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

as a defendant. On January 9, 2015, the Company answered the amended complaint and moved to sever the allegations against the Company from those against Hawaiian Telecom. On April 16, 2015, the Court severed the allegations against the Company from those against Hawaiian Telecom, but consolidated the cases for pre-trial purposes. The court issued a claim construction order on June 24, 2015 and the parties have exchanged expert reports on the issues of infringement, validity and damages. TWC intends to defend against this lawsuit vigorously, but is unable to predict the outcome of this lawsuit or reasonably estimate a range of possible loss.

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

TIME WARNER CABLE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

11.	ADDITIONAL FINANCIAL INFORMATION

Other Current Assets

Other current assets as of June 30, 2015 and December 31, 2014 consisted of the following (in millions):

	June 30,	December 31,
	2015	2014
Prepaid income taxes	$43	$157
Other prepaid expenses	260	208
Other current assets	27	26

Total other current assets	$330	$391

Other Current Liabilities

Other current liabilities as of June 30, 2015 and December 31, 2014 consisted of the following (in millions):

	June 30,	December 31,
	2015	2014
Accrued interest	$475	$486
Accrued compensation and benefits	403	397
Accrued sales and other taxes	353	132
Accrued dividends	215	—
Accrued insurance	197	199
Accrued franchise fees	133	151
Other accrued expenses	380	448

Total other current liabilities	$2,156	$1,813

Other Income, Net

Other income, net, for the three and six months ended June 30, 2015 and 2014 consisted of the following (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Income from equity-method investments, net	$6	$8	$16	$22
Gain on settlement of Verizon Wireless agency agreement(a)	120	—	120	—
Other	1	—	1	1

Total other income, net	$127	$8	$137	$23

(a)

In 2011, TWC and Cellco Partnership (doing business as Verizon Wireless) entered into agency agreements that allowed TWC to sell Verizon Wireless-branded wireless service, and Verizon Wireless to sell TWC services. Amount represents the settlement of certain terms of the agency agreements.

TIME WARNER CABLE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Related Party Transactions

Transactions with related parties (i.e., equity-method investees) for the three and six months ended June 30, 2015 and 2014 consisted of the following (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Revenue	$2	$2	$3	$3

Costs and expenses:
Programming and content	$(63)	$(48)	$(111)	$(93)
Other operating	(5)	(4)	(10)	(10)

Total costs and expenses	$(68)	$(52)	$(121)	$(103)

Supplemental Cash Flow Information

Additional financial information with respect to cash (payments) and receipts for the six months ended June 30, 2015 and 2014 is as follows (in millions):

	Six Months Ended
	June 30,
	2015	2014
Cash paid for interest	$(750)	$(819)
Cash received under interest rate swap contracts	53	74

Cash paid for interest, net	$(697)	$(745)

Cash paid for income taxes	$(38)	$(98)
Cash refunds of income taxes	3	3

Cash paid for income taxes, net	$(35)	$(95)

12.	CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

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

TIME WARNER CABLE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

TIME WARNER CABLE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Condensed consolidating financial information as of June 30, 2015 and December 31, 2014 and for the three and six months ended June 30, 2015 and 2014 is as follows (in millions):

Condensed Consolidating Balance Sheet as of June 30, 2015

	Parent Company	Guarantor Subsidiary	Non- Guarantor Subsidiaries	Eliminations	TWC Consolidated
ASSETS
Current assets:
Cash and equivalents	$230	$—	$250	$—	$480
Receivables, net	152	—	877	—	1,029
Receivables from affiliated parties	221	—	27	(248)	—
Deferred income tax assets	8	—	228	(1)	235
Other current assets	15	40	275	—	330

Total current assets	626	40	1,657	(249)	2,074
Investments in and amounts due from consolidated subsidiaries	45,752	47,821	7,641	(101,214)	—
Investments	—	56	13	—	69
Property, plant and equipment, net	—	27	16,577	—	16,604
Intangible assets subject to amortization, net	—	18	468	—	486
Intangible assets not subject to amortization	—	—	26,014	—	26,014
Goodwill	—	—	3,138	—	3,138
Other assets	440	—	61	—	501

Total assets	$46,818	$47,962	$55,569	$(101,463)	$48,886

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$—	$—	$496	$—	$496
Deferred revenue and subscriber-related liabilities	—	—	215	—	215
Payables to affiliated parties	27	218	3	(248)	—
Accrued programming and content expense	—	—	968	—	968
Current maturities of long-term debt	313	—	7	—	320
Other current liabilities	972	66	1,119	(1)	2,156

Total current liabilities	1,312	284	2,808	(249)	4,155
Long-term debt	20,601	2,058	73	—	22,732
Deferred income tax liabilities, net	11	223	12,481	—	12,715
Long-term payables to affiliated parties	7,641	14,702	—	(22,343)	—
Other liabilities	226	94	452	—	772
TWC shareholders’ equity:
Due to (from) TWC and subsidiaries	8,519	1,673	(10,192)	—	—
Other TWC shareholders’ equity	8,508	28,928	49,943	(78,871)	8,508

Total TWC shareholders’ equity	17,027	30,601	39,751	(78,871)	8,508
Noncontrolling interests	—	—	4	—	4

Total equity	17,027	30,601	39,755	(78,871)	8,512

Total liabilities and equity	$46,818	$47,962	$55,569	$(101,463)	$48,886

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

TIME WARNER CABLE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Condensed Consolidating Statement of Operations for the Three Months Ended June 30, 2015

	Parent Company	Guarantor Subsidiary	Non- Guarantor Subsidiaries	Eliminations	TWC Consolidated
Revenue	$—	$—	$5,926	$—	$5,926
Costs and expenses:
Programming and content	—	—	1,489	—	1,489
Sales and marketing	—	—	596	—	596
Technical operations	—	—	406	—	406
Customer care	—	—	224	—	224
Other operating	—	—	1,181	—	1,181
Depreciation	—	—	885	—	885
Amortization	—	—	34	—	34
Merger-related and restructuring costs	44	—	38	—	82

Total costs and expenses	44	—	4,853	—	4,897

Operating Income (Loss)	(44)	—	1,073	—	1,029
Equity in pretax income of consolidated subsidiaries	787	1,153	—	(1,940)	—
Interest income (expense), net	(57)	(354)	61	—	(350)
Other income, net	120	1	6	—	127

Income before income taxes	806	800	1,140	(1,940)	806
Income tax provision	(343)	(337)	(306)	643	(343)

Net income	463	463	834	(1,297)	463
Less: Net income attributable to noncontrolling interests	—	—	—	—	—

Net income attributable to TWC shareholders	$463	$463	$834	$(1,297)	$463

Condensed Consolidating Statement of Comprehensive Income for the Three Months Ended June 30, 2015

	Parent Company	Guarantor Subsidiary	Non- Guarantor Subsidiaries	Eliminations	TWC Consolidated
Net income	$463	$463	$834	$(1,297)	$463
Change in accumulated unrealized losses on pension benefit obligation, net of tax	(7)	—	—	—	(7)
Change in accumulated deferred gains (losses) on cash flow hedges, net of tax	43	—	—	—	43

Other comprehensive income	36	—	—	—	36

Comprehensive income	499	463	834	(1,297)	499
Less: Comprehensive income attributable to noncontrolling interests	—	—	—	—	—

Comprehensive income attributable to TWC shareholders	$499	$463	$834	$(1,297)	$499

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

TIME WARNER CABLE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Condensed Consolidating Statement of Operations for the Six Months Ended June 30, 2015

	Parent Company	Guarantor Subsidiary	Non- Guarantor Subsidiaries	Eliminations	TWC Consolidated
Revenue	$—	$—	$11,703	$—	$11,703
Costs and expenses:
Programming and content	—	—	2,908	—	2,908
Sales and marketing	—	—	1,155	—	1,155
Technical operations	—	—	805	—	805
Customer care	—	—	450	—	450
Other operating	—	—	2,359	—	2,359
Depreciation	—	—	1,737	—	1,737
Amortization	—	—	68	—	68
Merger-related and restructuring costs	48	—	60	—	108

Total costs and expenses	48	—	9,542	—	9,590

Operating Income (Loss)	(48)	—	2,161	—	2,113
Equity in pretax income of consolidated subsidiaries	1,594	2,284	—	(3,878)	—
Interest income (expense), net	(114)	(704)	120	—	(698)
Other income, net	120	2	15	—	137

Income before income taxes	1,552	1,582	2,296	(3,878)	1,552
Income tax provision	(631)	(640)	(595)	1,235	(631)

Net income	921	942	1,701	(2,643)	921
Less: Net income attributable to noncontrolling interests	—	—	—	—	—

Net income attributable to TWC shareholders	$921	$942	$1,701	$(2,643)	$921

Condensed Consolidating Statement of Comprehensive Income for the Six Months Ended June 30, 2015

	Parent Company	Guarantor Subsidiary	Non- Guarantor Subsidiaries	Eliminations	TWC Consolidated
Net income	$921	$942	$1,701	$(2,643)	$921
Change in accumulated unrealized losses on pension benefit obligation, net of tax	(1)	—	—	—	(1)
Change in accumulated deferred gains (losses) on cash flow hedges, net of tax	25	—	—	—	25

Other comprehensive income	24	—	—	—	24

Comprehensive income	945	942	1,701	(2,643)	945
Less: Comprehensive income attributable to noncontrolling interests	—	—	—	—	—

Comprehensive income attributable to TWC shareholders	$945	$942	$1,701	$(2,643)	$945

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

TIME WARNER CABLE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Condensed Consolidating Statement of Cash Flows for the Six Months Ended June 30, 2015

	Parent Company	Guarantor Subsidiary	Non- Guarantor Subsidiaries	Eliminations	TWC Consolidated
Cash provided (used) by operating activities	$249	$(739)	$3,696	$—	$3,206

INVESTING ACTIVITIES
Capital expenditures	—	—	(2,397)	—	(2,397)
Acquisition of intangible assets	—	(14)	(17)	—	(31)
Other investing activities	1	(3)	9	—	7

Cash provided (used) by investing activities	1	(17)	(2,405)	—	(2,421)

FINANCING ACTIVITIES
Short-term repayments, net	(194)	—	—	—	(194)
Repayments of long-term debt	(500)	—	—	—	(500)
Dividends paid	(432)	—	—	—	(432)
Proceeds from exercise of stock options	106	—	—	—	106
Excess tax benefit from equity-based compensation	74	—	—	—	74
Taxes paid in cash in lieu of shares issued for equity-based compensation	—	—	(61)	—	(61)
Net change in investments in and amounts due from consolidated subsidiaries	445	756	(1,201)	—	—
Other financing activities	—	—	(5)	—	(5)

Cash provided (used) by financing activities	(501)	756	(1,267)	—	(1,012)

Increase (decrease) in cash and equivalents	(251)	—	24	—	(227)
Cash and equivalents at beginning of period	481	—	226	—	707

Cash and equivalents at end of period	$230	$—	$250	$—	$480

TIME WARNER CABLE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Condensed Consolidating Statement of Cash Flows for the Six Months Ended June 30, 2014

	Parent Company	Guarantor Subsidiary	Non- Guarantor Subsidiaries	Eliminations	TWC Consolidated
Cash provided (used) by operating activities	$161	$(690)	$3,621	$—	$3,092

INVESTING ACTIVITIES
Capital expenditures	—	—	(2,074)	—	(2,074)
Acquisition of intangible assets	—	(3)	(21)	—	(24)
Other investing activities	18	(4)	17	—	31

Cash provided (used) by investing activities	18	(7)	(2,078)	—	(2,067)

FINANCING ACTIVITIES
Short-term borrowings, net	1,147	—	—	—	1,147
Repayments of long-term debt	(1,750)	—	—	—	(1,750)
Dividends paid	(428)	—	—	—	(428)
Repurchases of common stock	(259)	—	—	—	(259)
Proceeds from exercise of stock options	118	—	—	—	118
Excess tax benefit from equity-based compensation	99	—	—	—	99
Taxes paid in cash in lieu of shares issued for equity-based compensation	—	—	(68)	—	(68)
Net change in investments in and amounts due from consolidated subsidiaries	763	697	(1,460)	—	—
Other financing activities	(1)	—	(5)	—	(6)

Cash provided (used) by financing activities	(311)	697	(1,533)	—	(1,147)

Increase (decrease) in cash and equivalents	(132)	—	10	—	(122)
Cash and equivalents at beginning of period	316	—	209	—	525

Cash and equivalents at end of period	$184	$—	$219	$—	$403

Part II. Other Information

Item 1. Legal Proceedings.

The information set forth under Note 10 to the accompanying consolidated financial statements included in this Quarterly Report on Form 10-Q is incorporated herein by reference.

Item 1A. Risk Factors.

Except as discussed below, there have been no material changes in the Company’s risk factors from those disclosed in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

The Company may fail to complete the proposed merger with and into Charter Communications, Inc. (“Charter”) and, even if the merger is successfully completed, the anticipated benefits to the Company’s stockholders may not be realized.

On May 23, 2015, TWC entered into an Agreement and Plan of Mergers (the “Charter Merger Agreement”) with Charter and certain of its subsidiaries, pursuant to which the parties will engage in a series of transactions that will result in the Company and Charter becoming 100% owned subsidiaries of a new public parent company, on the terms and subject to the conditions set forth in the Charter Merger Agreement. The Company and Charter are subject to certain antitrust, competition and communications laws, and the proposed merger is subject to review and approval, including review by the Antitrust Division of the U.S. Department of Justice and the FCC and approval under the Hart-Scott-Rodino Antitrust Improvements Act of 1976. The proposed merger is also subject to approval by both TWC and Charter stockholders, as well as a number of customary closing conditions. The Company or Charter may be unable to obtain the necessary approvals or otherwise satisfy the conditions required to complete the transaction on a timely basis or at all. The conditions to the proposed merger could prevent or delay the completion of the transaction.

There can be no assurance that stockholders or regulators will approve the transaction. Regulators may impose conditions, terms, obligations or restrictions on the proposed merger that may have the effect of delaying or preventing completion of the proposed merger or that may impair the anticipated benefits of the transaction to the Company’s stockholders. Uncertainty arising during the pendency of the proposed merger, including as a result of any delays in obtaining regulatory approval, might hamper the Company’s ability to retain key employees or could result in employees losing focus on operations or other matters, which could adversely impact the Company or its ability to successfully complete the integration process. Failure to complete, or delays in completing, the proposed merger for any reason could negatively impact the Company’s ability to motivate and retain employees, its relationships with subscribers and customers, its stock price and its future business and financial results.

Furthermore, even in the event that the proposed merger is successfully completed, there can be no assurance that the anticipated benefits to the Company’s stockholders will be realized if the businesses of the Company and Charter are not successfully integrated or the integration process results in a loss of or failure to attract, motivate or retain employees, the loss of subscribers and customers, the disruption to either the Company’s or both companies’ ongoing business or in unexpected integration issues, higher than expected integration costs or an overall post-completion integration process that takes longer than originally anticipated. Failure to complete or realize the benefits and cost savings of the merger could negatively impact the stock price and the future business and financial results of the combined company after the merger.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

In February 2014, the Company suspended its common stock repurchase program (the “Stock Repurchase Program”). The Company did not purchase any equity securities registered by the Company pursuant to Section 12 of the Securities Exchange Act of 1934, as amended, during the quarter ended June 30, 2015 and, as of June 30, 2015, the Company had $2.723 billion remaining under the Stock Repurchase Program authorization.

Item 4. Mine Safety Disclosures.

Not applicable.

Part II. Other Information

Item 6. Exhibits.

The exhibits listed on the accompanying Exhibit Index are filed or incorporated by reference as a part of this report and such Exhibit Index is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TIME WARNER CABLE INC.

By:	/s/ William F. Osbourn, Jr.
	Name:	William F. Osbourn, Jr.
	Title:	Senior Vice President, Controller and Chief Accounting Officer and Acting Co-Chief Financial Officer

/s/ Matthew Siegel
	Name:	Matthew Siegel
	Title:	Senior Vice President and Treasurer and Acting Co-Chief Financial Officer

Date: July 30, 2015

EXHIBIT INDEX

Pursuant to Item 601 of Regulation S-K

Exhibit Number	Description

2.1

Agreement and Plan of Mergers, dated as of May 23, 2015, among Time Warner Cable Inc. (the “Company”), Charter Communications, Inc., CCH I, LLC, Nina Corporation I, Inc., Nina Company II, LLC and Nina Company III, LLC (incorporated herein by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K dated May 23, 2015 and filed with the Securities and Exchange Commission (the “SEC”) on May 29, 2015 (the “TWC May 2015 Form 8-K”)).*

2.2	Voting Agreement, dated as of May 23, 2015, by and between the Company and Liberty Broadband Corporation (incorporated herein by reference to Exhibit 2.2 to the TWC May 2015 Form 8-K).*

10.1	Employment Agreement, effective as of October 1, 2013, between Time Warner Cable Inc. and William Osbourn.

10.2	Employment Agreement, effective as of October 1, 2013, between Time Warner Cable Inc. and Matthew Siegel.

10.3	Letter Agreement, dated May 28, 2015 and effective as of June 1, 2015, between Time Warner Cable Inc. and Arthur T. Minson, Jr.

10.4	Form of Special Restricted Stock Units Agreement (2017) and Notice of Grant.

10.5

Termination Agreement dated as of April 24, 2015 between Comcast Corporation and the Company (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated April 24, 2015 and filed with the SEC on April 24, 2015).*

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015.

31.2

Certification of Co-Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015.

31.3

Certification of Co-Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015.

32

Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015.†

101

The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, filed with the SEC on July 30, 2015, formatted in eXtensible Business Reporting Language:

(i) Consolidated Balance Sheet as of June 30, 2015 and December 31, 2014, (ii) Consolidated Statement of Operations for the three and six months ended June 30, 2015 and 2014, (iii) Consolidated Statement of Comprehensive Income for the three and six months ended June 30, 2015 and 2014, (iv) Consolidated Statement of Cash Flows for the six months ended June 30, 2015 and 2014, (v) Consolidated Statement of Equity for the six months ended June 30, 2015 and 2014 and (vi) Notes to Consolidated Financial Statements.

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