Form 10-Q
period 2015-09-30
TIME WARNER CABLE INC.
filed 2015-10-29
CIK 1377013

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015 or

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

Large accelerated filer	☑	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐    No ☑

Description of Class	Shares Outstanding as of October 27, 2015
Common Stock – $0.01 par value	283,197,551

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

•

Results of operations. This section provides an analysis of the Company’s results of operations for the three and nine months ended September 30, 2015. This analysis is presented on both a consolidated and reportable segment basis.

•	Financial condition and liquidity. This section provides an analysis of the Company’s financial condition as of September 30, 2015 and cash flows for the nine months ended September 30, 2015.

•

Caution concerning forward-looking statements. This section provides a description of the use of forward-looking information appearing in this report, including in MD&A and the consolidated financial statements. Such information is based on management’s current expectations about future events, which are subject to uncertainty and changes in circumstances. Refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 (the “2014 Form 10-K”) and the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 (the “June 2015 Form 10-Q”) for a discussion of the risk factors applicable to the Company.

OVERVIEW

TWC is among the largest providers of video, high-speed data and voice services in the U.S., with technologically advanced, well-clustered cable systems located mainly in five geographic areas – New York State (including New York City), the Carolinas, the Midwest (including Ohio, Kentucky and Wisconsin), Southern California (including Los Angeles) and Texas. TWC’s mission is to connect its customers to the world—simply, reliably and with superior service. As of September 30, 2015, TWC served approximately 15.7 million residential and business services customers who subscribed to one or more of its video, high-speed data and voice services. During the nine months ended September 30, 2015, TWC’s revenue increased 3.5% to approximately $17.6 billion.

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

TIME WARNER CABLE INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS

OF OPERATIONS AND FINANCIAL CONDITION—(Continued)

On September 21, 2015, the Company’s stockholders approved the adoption of the Charter Merger Agreement, and Charter’s stockholders approved, among other things, the adoption of the Charter Merger Agreement and the issuance of New Charter Class A common stock to TWC stockholders in the Charter merger. The Charter merger is subject to regulatory approvals and certain other closing conditions.

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

Termination of Comcast Merger

On April 24, 2015, Comcast Corporation (“Comcast”) and the Company terminated their February 12, 2014 Agreement and Plan of Merger, under which the Company had agreed, on the terms and subject to the conditions set forth therein, to merge with and into a 100% owned subsidiary of Comcast.

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

Residential Services Segment

TWC offers video, high-speed data and voice services, as well as security and home management services, to residential customers. As of September 30, 2015, the Company served 14.9 million residential services customers and, during the nine months ended September 30, 2015, TWC generated approximately $14.2 billion of revenue from the provision of residential services, which represented 80.3% of TWC’s total revenue.

TWC’s video service provides over 300 channels (including, on average, over 200 high-definition (“HD”) channels) and over 20,000 video-on-demand choices, which, increasingly, consumers can watch on the device of their choosing, both inside and outside the home. TWC’s high-speed data service is available in a range of speed (from up to 2 to up to 300 megabits per second (“Mbps”) downstream), price and monthly consumption (unlimited, 30 gigabyte (“GB”) and 5 GB) levels and, for most high-speed data customers, includes access to a nationwide network of more than 400,000 Cable WiFi hotspots along with communications and Internet security features. TWC’s voice service provides unlimited calling throughout the U.S. and to Canada, Puerto Rico, Mexico, China, Hong Kong, India, the European Union and Norway, among others, and access to popular features in one simple package. TWC’s IntelligentHome service provides state-of-the-art security and home management technology, taking advantage of TWC’s always-on broadband network and around-the-clock security monitoring centers.

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

Business Services Segment

TWC offers a wide range of business high-speed data, networking, voice, video, hosting and cloud computing services. As of September 30, 2015, TWC served 734,000 business customers, including small and medium businesses; large enterprises; government, education and non-profit institutions; and telecommunications carriers. TWC offers business services at retail and wholesale using its own network infrastructure and third-party infrastructure as required to meet customer needs.

During the nine months ended September 30, 2015, revenue from the provision of business services increased 16.2% to $2.4 billion, which represented 13.7% of TWC’s total revenue. The Company expects continued strong growth in Business Services revenue driven by an increase in the number of customers (the result of continued penetration of buildings currently on its network and investment to connect new buildings to its network) and revenue per customer (due to growing product penetration, demand for higher-priced tiers of service and price increases). Given the large opportunity and TWC’s still modest share in business services, the Company has established a target of growing Business Services to exceed $5 billion in annual revenue by 2018.

Other Operations Segment

TWC’s Other Operations segment principally consists of (i) Time Warner Cable Media (“TWC Media”), the advertising sales arm of TWC; (ii) the Company’s regional sports networks that carry Los Angeles Lakers’ basketball games and other sports programming (Time Warner Cable SportsNet and Time Warner Cable Deportes and, collectively, the “Lakers’ RSNs”); (iii) the Company’s local sports, news and lifestyle channels (e.g., Time Warner Cable News NY1); (iv) other operating revenue and costs, including those derived from A/N and home shopping network-related services; and (v) operating revenue and costs associated with SportsNet LA, a regional sports network carrying the Los Angeles Dodgers’ baseball games and other sports programming. During the nine months ended September 30, 2015, TWC generated revenue from Other Operations of $1.2 billion.

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

Residential Services Segment

TWC faces intense competition for residential customers from a variety of alternative communications, information and entertainment delivery sources. TWC competes with companies providing telecommunication services and direct broadcast satellite services as well as overbuilders across each of its residential services. Some of these competitors offer a broad range of services with features and functions comparable to those provided by TWC and in bundles similar to those offered by TWC, sometimes including wireless service. Each of TWC’s residential services also faces competition from other companies that provide services on a stand-alone basis. TWC’s residential video service faces competition from direct broadcast satellite services, and increasingly from companies that deliver content to consumers over the Internet. TWC’s residential high-speed data service faces competition from wireless Internet providers and direct broadcast satellite services. TWC’s residential voice service faces competition from wireless voice providers, “over-the-top” phone services and other alternatives.

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

•

High-speed data. High-speed data revenue primarily includes subscriber fees for the Company’s high-speed data services and related equipment rental and installation charges. The Company offers multiple tiers of high-speed data services providing various service speeds, data usage levels and other attributes to meet the different needs of its subscribers. In addition, high-speed data revenue includes fees received from EarthLink, LLC, whose online services are provided to some of TWC’s customers.

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

RESULTS OF OPERATIONS

Three and Nine Months Ended September 30, 2015 Compared to Three and Nine Months Ended September 30, 2014

The following discussion provides an analysis of the Company’s results of operations and should be read in conjunction with the accompanying consolidated statement of operations, as well as the consolidated financial statements and notes thereto and MD&A included in the 2014 Form 10-K.

TIME WARNER CABLE INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS

OF OPERATIONS AND FINANCIAL CONDITION—(Continued)

Consolidated Results

The consolidated financial results for the Company for the three and nine months ended September 30, 2015 and 2014 were as follows (in millions):

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change

	2015	2014		2015	2014
Revenue:
Residential services	$4,735	$4,615	2.6%	$14,155	$13,845	2.2%
Business services	836	724	15.5%	2,420	2,083	16.2%
Other	351	375	(6.4%)	1,050	1,094	(4.0%)

Total revenue	5,922	5,714	3.6%	17,625	17,022	3.5%
Costs and expenses:
Programming and content	1,461	1,326	10.2%	4,369	3,976	9.9%
Sales and marketing(a)	608	556	9.4%	1,763	1,655	6.5%
Technical operations(a)	437	401	9.0%	1,242	1,143	8.7%
Customer care(a)	224	210	6.7%	674	622	8.4%
Other operating(a)	1,212	1,167	3.9%	3,571	3,538	0.9%
Depreciation	901	824	9.3%	2,638	2,394	10.2%
Amortization	34	33	3.0%	102	101	1.0%
Merger-related and restructuring costs	44	46	(4.3%)	152	187	(18.7%)

Total costs and expenses	4,921	4,563	7.8%	14,511	13,616	6.6%

Operating Income	1,001	1,151	(13.0%)	3,114	3,406	(8.6%)
Interest expense	(351)	(353)	(0.6%)	(1,049)	(1,066)	(1.6%)
Other income, net	10	5	100.0%	147	28	NM

Income before income taxes	660	803	(17.8%)	2,212	2,368	(6.6%)
Income tax provision	(223)	(304)	(26.6%)	(854)	(891)	(4.2%)

Net income	437	499	(12.4%)	1,358	1,477	(8.1%)
Less: Net income attributable to noncontrolling interests	—	—	NM	—	—	NM

Net income attributable to TWC shareholders	$437	$499	(12.4%)	$1,358	$1,477	(8.1%)

NM—Not meaningful.

(a)	Amounts include total employee costs, as follows (in millions):

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
	2015	2014		2015	2014
Employee costs	$1,344	$1,238	8.6%	$3,995	$3,720	7.4%

Revenue. The increase in revenue for the three and nine months ended September 30, 2015 was due to increases in revenue at the Residential Services and Business Services segments, partially offset by a decrease at the Other Operations segment. Revenue by segment is discussed in greater detail below in “Segment Results.”

Costs and expenses

Operating costs and expenses. The increase in operating costs and expenses for the three and nine months ended September 30, 2015 was primarily due to increases in programming, employee and maintenance costs, as well as higher content costs associated with SportsNet LA, partially offset by a decline in bad debt expense and, for the nine months ended September 30, 2015, lower marketing expense.

For both the three and nine months ended September 30, 2015, the increase in employee costs reflects the Company’s continued investments in sales and marketing, technical operations and customer care initiatives and an increase in pension

TIME WARNER CABLE INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS

OF OPERATIONS AND FINANCIAL CONDITION—(Continued)

expense of $28 million and $81 million, respectively. The Company expects pension expense to increase to approximately $190 million in 2015 from $81 million in 2014.

Operating costs and expenses by segment are discussed in greater detail below in “Segment Results.”

Depreciation. Depreciation for the three and nine months ended September 30, 2015 increased primarily due to the continued investment in customer premise equipment and scalable infrastructure, as well as shorter-lived capitalized software assets.

Merger-related and restructuring costs. Merger-related costs for the three and nine months ended September 30, 2015 and 2014 were as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Comcast merger:
Employee retention costs	$—	$34	$27	$103
Advisory and legal fees	—	15	10	57
Charter merger:
Employee retention costs	32	—	46	—
Advisory and legal fees	9	—	51	—
DukeNet Communications, LLC acquisition	—	(1)	—	3

Merger-related costs	$41	$48	$134	$163

The Company expects to incur additional merger-related costs in connection with the Charter merger through the closing of the merger.

The Company incurred restructuring costs of $3 million and $18 million for the three and nine months ended September 30, 2015, respectively, and a net reversal of $2 million and costs of $24 million for the three and nine months ended September 30, 2014, respectively, primarily related to employee terminations and other exit costs. The Company expects to incur additional restructuring costs during the remainder of 2015.

Operating Income. Operating Income for the three and nine months ended September 30, 2015 decreased primarily due to higher operating costs and expenses and depreciation, partially offset by growth in revenue and, for the nine months ended September 30, 2015, lower merger-related and restructuring costs, as discussed above.

Interest expense. The decrease in interest expense for the three and nine months ended September 30, 2015 was impacted by lower average debt outstanding during the periods compared to 2014 and an increase in average interest rates on such debt.

TIME WARNER CABLE INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS

OF OPERATIONS AND FINANCIAL CONDITION—(Continued)

Other income, net. Other income, net, detail is shown in the table below (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Income from equity-method investments, net	$5	$5	$21	$27
Gain on settlement of Verizon Wireless agency agreement(a)	—	—	120	—
Gain on equity award reimbursement obligation to Time Warner Inc.	—	—	—	1
Other	5	—	6	—

Other income, net	$10	$5	$147	$28

(a)

In 2011, in conjunction with SpectrumCo, LLC’s (a joint venture between TWC, Comcast and Bright House Networks) entry into an agreement to sell its advanced wireless spectrum licenses to Cellco Partnership (doing business as Verizon Wireless), TWC and Verizon Wireless entered into agency agreements that allowed TWC to sell Verizon Wireless-branded wireless service, and Verizon Wireless to sell TWC services. Amount represents the settlement of certain terms of the agency agreements in the second quarter of 2015.

Income tax provision. For the three months ended September 30, 2015 and 2014, the Company recorded income tax provisions of $223 million and $304 million, respectively. For the nine months ended September 30, 2015 and 2014, the Company recorded income tax provisions of $854 million and $891 million, respectively. The effective tax rates were 33.8% and 37.9% for the three months ended September 30, 2015 and 2014, respectively, and 38.6% and 37.6% for the nine months ended September 30, 2015 and 2014, respectively.

The income tax provision and effective tax rate for the nine months ended September 30, 2014 include a benefit of $24 million as a result of the passage of the New York State budget during the first quarter of 2014 that, in part, lowers the New York State business tax rate beginning in 2016. Absent the impact of this item, the effective tax rate would have been 38.6% for the nine months ended September 30, 2014.

The income tax provision and effective tax rate for the three months ended September 30, 2015 include the impact of certain state and local tax items affecting deferred income taxes that were recorded during the third quarter of 2015.

Net income attributable to TWC shareholders and net income per common share attributable to TWC common shareholders. Net income attributable to TWC shareholders and net income per common share attributable to TWC common shareholders were as follows (in millions, except per share data):

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
	2015	2014		2015	2014
Net income attributable to TWC shareholders	$437	$499	(12.4%)	$1,358	$1,477	(8.1%)

Net income per common share attributable to TWC common shareholders:
Basic	$1.53	$1.77	(13.6%)	$4.76	$5.25	(9.3%)

Diluted	$1.53	$1.76	(13.1%)	$4.74	$5.22	(9.2%)

Net income attributable to TWC shareholders for the three months ended September 30, 2015 decreased primarily due a decrease in Operating Income, partially offset by a decrease in income tax provision.

Net income attributable to TWC shareholders for the nine months ended September 30, 2015 decreased primarily due a decrease in Operating Income, partially offset by an increase in other income, net, which included a gain from the settlement of a Verizon Wireless agency agreement, and a decrease in income tax provision.

TIME WARNER CABLE INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS

OF OPERATIONS AND FINANCIAL CONDITION—(Continued)

Segment Results

Residential Services. The financial results of the Residential Services segment for the three and nine months ended September 30, 2015 and 2014 were as follows (in millions):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2015	2014	% Change	2015	2014	% Change
Revenue:
Video	$2,453	$2,497	(1.8%)	$7,436	$7,538	(1.4%)
High-speed data	1,772	1,620	9.4%	5,210	4,784	8.9%
Voice	483	476	1.5%	1,434	1,462	(1.9%)
Other	27	22	22.7%	75	61	23.0%

Total revenue	4,735	4,615	2.6%	14,155	13,845	2.2%
Operating costs and expenses:
Programming	1,369	1,274	7.5%	4,124	3,811	8.2%
Sales and marketing(a)	408	375	8.8%	1,168	1,113	4.9%
Technical operations(a)	390	362	7.7%	1,106	1,030	7.4%
Customer care(a)	186	176	5.7%	561	522	7.5%
Video franchise and other fees(b)	114	117	(2.6%)	344	350	(1.7%)
Other(a)	181	185	(2.2%)	537	569	(5.6%)

Total operating costs and expenses	2,648	2,489	6.4%	7,840	7,395	6.0%

OIBDA	$2,087	$2,126	(1.8%)	$6,315	$6,450	(2.1%)

(a)	Amounts include total employee costs, as follows (in millions):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2015	2014	% Change	2015	2014	% Change
Employee costs	$751	$693	8.4%	$2,211	$2,032	8.8%

(b)	Video franchise and other fees include fees collected on behalf of franchising authorities and the FCC.

Selected residential subscriber-related statistics as of September 30, 2015 and 2014 were as follows (in thousands):

	September 30,
	2015	2014	% Change
Video(a)	10,767	10,827	(0.6%)
High-speed data(b)	12,394	11,507	7.7%
Voice(c)	6,093	4,989	22.1%

Single play(d)	5,709	5,674	0.6%
Double play(e)	4,115	4,700	(12.4%)
Triple play(f)	5,105	4,083	25.0%

Customer relationships(g)	14,929	14,457	3.3%

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

TIME WARNER CABLE INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS

OF OPERATIONS AND FINANCIAL CONDITION—(Continued)

Revenue. Residential Services segment revenue for the three months ended September 30, 2015 increased due to increases in high-speed data and voice revenue, partially offset by a decrease in video revenue. Residential Services segment revenue for the nine months ended September 30, 2015 increased due to an increase in high-speed data revenue, partially offset by decreases in video and voice revenue. Each of the revenue categories is discussed further below.

Average monthly revenue per unit for the Residential Services segment for the three and nine months ended September 30, 2015 and 2014 was as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2015	2014	% Change	2015	2014	% Change
Video(a)	$76.06	$76.39	(0.4%)	$76.61	$75.77	1.1%
High-speed data(b)	48.17	47.24	2.0%	48.01	46.83	2.5%
Voice(c)	27.01	31.86	(15.2%)	27.88	32.97	(15.4%)
Customer relationship(d)	106.42	106.58	(0.2%)	106.77	106.34	0.4%

(a)	Average monthly residential video revenue per unit represents residential video revenue divided by the corresponding average residential video subscribers for the period.
(b)	Average monthly residential high-speed data revenue per unit represents residential high-speed data revenue divided by the corresponding average residential high-speed data subscribers for the period.
(c)	Average monthly residential voice revenue per unit represents residential voice revenue divided by the corresponding average residential voice subscribers for the period.
(d)

Average monthly residential revenue per residential customer relationship represents residential services revenue divided by the corresponding average residential customer relationships for the period.

The major components of residential video revenue for the three and nine months ended September 30, 2015 and 2014 were as follows (in millions):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2015	2014	% Change	2015	2014	% Change
Programming tiers(a)	$1,566	$1,621	(3.4%)	$4,743	$4,898	(3.2%)
Premium networks	216	204	5.9%	639	606	5.4%
Transactional video-on-demand	45	52	(13.5%)	186	172	8.1%
Video equipment rental and installation charges	362	349	3.7%	1,063	1,033	2.9%
DVR service	150	154	(2.6%)	461	479	(3.8%)
Franchise and other fees(b)	114	117	(2.6%)	344	350	(1.7%)

Total	$2,453	$2,497	(1.8%)	$7,436	$7,538	(1.4%)

(a)

Programming tier revenue includes subscriber fees for the Company’s various tiers or packages of video programming services generally distinguished from one another by the number and type of programming networks they include.

(b)	Franchise and other fees include fees collected on behalf of franchising authorities and the FCC.

Video. For the three months ended September 30, 2015, the decrease in residential video revenue was due to year-over-year declines in video subscribers and average revenue per subscriber. The decrease in average revenue per subscriber was primarily the result of lower programming tier and transactional video-on-demand revenue, partially offset by growth in video equipment rental and premium network revenue.

For the nine months ended September 30, 2015, the decrease in residential video revenue was due to a year-over-year decline in video subscribers, partially offset by an increase in average revenue per subscriber. The increase in average revenue per subscriber was primarily the result of growth in video equipment rental and premium network revenue and higher transactional video-on-demand revenue (due to the May 2015 Mayweather vs. Pacquiao fight), partially offset by lower programming tier revenue.

TIME WARNER CABLE INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS

OF OPERATIONS AND FINANCIAL CONDITION—(Continued)

High-speed data. Residential high-speed data revenue for the three and nine months ended September 30, 2015 increased due to an increase in high-speed data subscribers and growth in average revenue per subscriber. The increase in average revenue per subscriber was primarily due to increases in prices and equipment rental charges and a greater percentage of subscribers purchasing higher-priced tiers of service.

Voice. The increase in residential voice revenue for the three months ended September 30, 2015 was due to growth in voice subscribers, partially offset by a decrease in average revenue per subscriber.

The decrease in residential voice revenue for the nine months ended September 30, 2015 was due to a decrease in average revenue per subscriber, partially offset by growth in voice subscribers.

Operating costs and expenses. Operating costs and expenses for the three and nine months ended September 30, 2015 increased primarily due to higher programming, sales and marketing, technical operations and customer care costs, partially offset by lower other operating costs. Employee costs (which are included in each category, as applicable) were impacted by increased pension costs of $14 million and $43 million for the three and nine months ended September 30, 2015, respectively.

Selected Residential Services average monthly costs per subscriber for the three and nine months ended September 30, 2015 and 2014 were as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2015	2014	% Change	2015	2014	% Change
Programming costs per video subscriber	$42.43	$38.96	8.9%	$42.48	$38.31	10.9%

Voice costs per voice subscriber	$3.56	$3.95	(9.9%)	$3.62	$4.43	(18.3%)

Programming. For the three months ended September 30, 2015, the increase in programming costs (which include intercompany expense from the Other Operations segment for programming costs associated with the Lakers’ RSNs, SportsNet LA and the Company’s local sports, news and lifestyle channels) was primarily due to contractual rate increases, partially offset by a year-over-year decline in video subscribers.

For the nine months ended September 30, 2015, the increase in programming costs was primarily due to contractual rate increases and the carriage of new networks (including SportsNet LA, which launched on February 25, 2014), partially offset by a year-over-year decline in video subscribers.

Sales and marketing. Sales and marketing costs for the three and nine months ended September 30, 2015 increased primarily due to increased sales-related employee costs as a result of higher compensation costs per employee and increased headcount related to the Company’s subscriber growth initiatives. For the nine months ended September 30, 2015, this increase was partially offset by lower marketing expense.

Technical operations. Technical operations costs for the three and nine months ended September 30, 2015 increased primarily due to higher headcount and increased maintenance costs, reflecting subscriber growth, as well as the Company’s continued investments to improve the customer experience.

Customer care. Customer care costs for the three and nine months ended September 30, 2015 increased primarily due to higher compensation costs per employee and increased headcount, reflecting subscriber growth, as well as the Company’s continued investments to improve the customer experience.

Other operating. Other operating costs for the three and nine months ended September 30, 2015 decreased primarily due to lower bad debt expense, partially offset by increases in a number of other categories.

OIBDA. OIBDA for the three and nine months ended September 30, 2015 decreased due to higher operating costs and expenses, partially offset by the increase in revenue, as discussed above.

TIME WARNER CABLE INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS

OF OPERATIONS AND FINANCIAL CONDITION—(Continued)

Business Services. The financial results of the Business Services segment for the three and nine months ended September 30, 2015 and 2014 were as follows (in millions):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2015	2014	% Change	2015	2014	% Change
Revenue:
Video	$97	$93	4.3%	$286	$272	5.1%
High-speed data	412	343	20.1%	1,179	980	20.3%
Voice	153	132	15.9%	442	373	18.5%
Wholesale transport	122	105	16.2%	363	303	19.8%
Other	52	51	2.0%	150	155	(3.2%)

Total revenue	836	724	15.5%	2,420	2,083	16.2%
Operating costs and expenses:
Programming	47	36	30.6%	133	109	22.0%
Sales and marketing(a)	151	132	14.4%	439	387	13.4%
Technical operations(a)	35	27	29.6%	99	75	32.0%
Customer care(a)	38	34	11.8%	113	100	13.0%
Video franchise and other fees(b)	5	5	—	13	13	—
Other(a)	54	48	12.5%	158	146	8.2%

Total operating costs and expenses	330	282	17.0%	955	830	15.1%

OIBDA	$506	$442	14.5%	$1,465	$1,253	16.9%

(a)	Amounts include total employee costs, as follows (in millions):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2015	2014	% Change	2015	2014	% Change
Employee costs	$190	$164	15.9%	$556	$476	16.8%

(b)	Video franchise and other fees include fees collected on behalf of franchising authorities and the FCC.

Selected business subscriber-related statistics as of September 30, 2015 and 2014 were as follows (in thousands):

	September 30,
	2015	2014	% Change
Video(a)	210	203	3.4%
High-speed data(b)	622	566	9.9%
Voice(c)	363	313	16.0%

Single play(d)	356	341	4.4%
Double play(e)	295	258	14.3%
Triple play(f)	83	75	10.7%

Customer relationships(g)	734	674	8.9%

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

TIME WARNER CABLE INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS

OF OPERATIONS AND FINANCIAL CONDITION—(Continued)

Revenue. Business services revenue for the three and nine months ended September 30, 2015 increased primarily due to growth in high-speed data and voice subscribers and higher wholesale transport revenue. The growth in wholesale transport revenue included an increase in cell tower backhaul revenue of $8 million and $33 million for the three and nine months ended September 30, 2015, respectively.

Operating costs and expenses. Operating costs and expenses for the three and nine months ended September 30, 2015 increased primarily as a result of increased headcount and higher compensation costs per employee (including increased pension costs of $5 million and $13 million, respectively) as well as growth in programming and marketing costs.

OIBDA. OIBDA for the three and nine months ended September 30, 2015 increased due to the increase in revenue, partially offset by higher operating costs and expenses, as discussed above.

Other Operations. The financial results of the Other Operations segment for the three and nine months ended September 30, 2015 and 2014 were as follows (in millions):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2015	2014	% Change	2015	2014	% Change
Revenue:
Advertising	$251	$276	(9.1%)	$744	$795	(6.4%)
Other	166	162	2.5%	502	479	4.8%

Total revenue	417	438	(4.8%)	1,246	1,274	(2.2%)
Operating costs and expenses(a)	267	240	11.3%	791	730	8.4%

OIBDA	$150	$198	(24.2%)	$455	$544	(16.4%)

(a)	Amounts include total employee costs, as follows (in millions):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2015	2014	% Change	2015	2014	% Change
Employee costs	$79	$77	2.6%	$246	$240	2.5%

Revenue. Advertising revenue for the three and nine months ended September 30, 2015 decreased primarily due to lower political advertising revenue, which was $5 million and $10 million for the three and nine months ended September 30, 2015, respectively, compared to $26 million and $52 million for the three and nine months ended September 30, 2014, respectively. The Company expects advertising revenue in 2015 to decrease compared to 2014 due primarily to a cyclical decline in political advertising revenue.

Other revenue for the three and nine months ended September 30, 2015 increased primarily due to affiliate fees from the Residential Services segment. The Company continues to seek additional distribution agreements for the carriage of SportsNet LA by major distributors.

Operating costs and expenses. Operating costs and expenses for the three and nine months ended September 30, 2015 increased primarily as a result of higher content costs associated with SportsNet LA. Employee costs were impacted by increased pension costs of $2 million and $4 million for the three and nine months ended September 30, 2015, respectively.

OIBDA. OIBDA for the three and nine months ended September 30, 2015 decreased primarily due to an increase in operating costs and expenses and a decrease in revenue, as discussed above.

TIME WARNER CABLE INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS

OF OPERATIONS AND FINANCIAL CONDITION—(Continued)

Shared Functions. Costs and expenses associated with the Company’s shared functions, which consist of operating costs associated with broad “corporate” functions (e.g., accounting and finance, information technology, executive management, legal and human resources) or functions supporting more than one reportable segment that are centrally managed (e.g., facilities, network operations, vehicles and procurement) as well as other activities not directly attributable to a reportable segment, for the three and nine months ended September 30, 2015 and 2014 were as follows (in millions):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2015	2014	% Change	2015	2014	% Change
Operating costs and expenses(a)	$763	$712	7.2%	$2,229	$2,159	3.2%
Merger-related and restructuring costs	44	46	(4.3%)	152	187	(18.7%)

Total costs and expenses	$807	$758	6.5%	$2,381	$2,346	1.5%

(a)	Amounts include total employee costs, as follows (in millions):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2015	2014	% Change	2015	2014	% Change
Employee costs	$324	$304	6.6%	$982	$972	1.0%

Operating costs and expenses. Operating costs and expenses for the three and nine months ended September 30, 2015 increased primarily due to higher compensation costs per employee and increased maintenance and, for the three months ended September 30, 2015, insurance expense. For the nine months ended September 30, 2015, these increases were partially offset by lower costs as a result of operating efficiencies. Pension costs increased $7 million and $21 million for the three and nine months ended September 30, 2015, respectively.

Merger-related and restructuring costs. Refer to “Consolidated Results—Costs and expenses—Merger-related and restructuring costs” for detail of merger-related and restructuring costs for the three and nine months ended September 30, 2015 and 2014. The Company expects to incur additional merger-related costs in connection with the Charter merger through the closing of the merger, as well as additional restructuring costs during the remainder of 2015.

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

TWC’s unused committed financial capacity was $3.922 billion as of September 30, 2015, reflecting $485 million of cash and equivalents and $3.437 billion of available borrowing capacity under the Revolving Credit Facility.

Current Financial Condition

As of September 30, 2015, the Company had $22.695 billion of debt, $485 million of cash and equivalents (net debt of $22.210 billion, defined as total debt less cash and equivalents) and $8.745 billion of total TWC shareholders’ equity. As of December 31, 2014, the Company had $23.718 billion of debt, $707 million of cash and equivalents (net debt of $23.011 billion) and $8.013 billion of total TWC shareholders’ equity.

TIME WARNER CABLE INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS

OF OPERATIONS AND FINANCIAL CONDITION—(Continued)

The following table shows the significant items contributing to the change in net debt from December 31, 2014 to September 30, 2015 (in millions):

Balance as of December 31, 2014	$23,011
Cash provided by operating activities	(4,706)
Capital expenditures	3,500
Dividends paid	648
Proceeds from exercise of stock options	(121)
Proceeds from settlement of Verizon Wireless agency agreement	(120)
All other, net	(2)

Balance as of September 30, 2015	$22,210

On September 17, 2015, the Company’s Board of Directors declared a quarterly cash dividend of $0.75 per share of TWC common stock, payable in cash on October 22, 2015 to stockholders of record at the close of business on October 1, 2015.

Cash Flows

Cash and equivalents decreased $222 million for the nine months ended September 30, 2015 and increased $1 million for the nine months ended September 30, 2014. Components of these changes are discussed below in more detail.

Operating Activities

Details of cash provided by operating activities are as follows (in millions):

	Nine Months Ended September 30,
	2015	2014
Operating Income	$3,114	$3,406
Depreciation	2,638	2,394
Amortization	102	101
Noncash equity-based compensation	119	138
Cash paid for interest, net(a)	(1,137)	(1,187)
Cash paid for income taxes, net(b)	(264)	(286)
All other, net, including working capital changes	134	(26)

Cash provided by operating activities	$4,706	$4,540

(a)	Amounts include cash received under interest rate swap contracts of $65 million and $92 million for the nine months ended September 30, 2015 and 2014, respectively.
(b)	Amounts include cash refunds of income taxes of $15 million and $14 million for the nine months ended September 30, 2015 and 2014, respectively.

Cash provided by operating activities increased from $4.540 billion for the nine months ended September 30, 2014 to $4.706 billion for the nine months ended September 30, 2015. This increase was primarily related to changes in working capital requirements and decreases in cash paid for interest, net, and cash paid for income taxes, net, partially offset by a decrease in Operating Income (excluding depreciation and amortization).

On December 19, 2014, the Tax Increase Prevention Act of 2014 was enacted, extending bonus depreciation deductions of 50% of the cost of the Company’s qualified 2014 capital expenditures. Due to the late enactment of this Act, the Company made all 2014 income tax payments as if bonus depreciation was not going to be extended. This resulted in a 2014 overpayment of approximately $120 million, the application of which reduced the Company’s cash paid for income taxes, net, in the first nine months of 2015. The Company expects cash paid for income taxes, net, to be higher in 2015 than in 2014 primarily as a result of the reversal of prior year bonus depreciation benefits, partially offset by the application of the 2014 overpayment.

TIME WARNER CABLE INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS

OF OPERATIONS AND FINANCIAL CONDITION—(Continued)

Cash paid for interest, net, decreased primarily as a result of the maturities of TWC’s 8.25% senior notes due February 2014 ($750 million in aggregate principal amount), 7.50% senior notes due April 2014 ($1.0 billion in aggregate principal amount) and 3.50% senior notes due February 2015 ($500 million in aggregate principal amount).

The Company made no cash contributions to its qualified defined benefit pension plans (the “qualified pension plans”) during the nine months ended September 30, 2015. As of September 30, 2015, the qualified pension plans and the nonqualified defined benefit pension plan (the “nonqualified pension plan”) were estimated to be underfunded by $316 million. The Company may make discretionary cash contributions to the qualified pension plans in 2015. Such contributions will be dependent on a variety of factors, including current and expected interest rates, asset performance, the funded status of the qualified pension plans and management’s judgment. For the nonqualified pension plan, the Company will continue to make contributions during the remainder of 2015 to the extent benefits are paid.

Investing Activities

Details of cash used by investing activities are as follows (in millions):

	Nine Months Ended September 30,
	2015	2014
Capital expenditures	$(3,500)	$(3,179)
Acquisition of intangible assets	(41)	(31)
Other investing activities:
Proceeds from settlement of Verizon Wireless agency agreement(a)	120	—
Other	15	38

Cash used by investing activities	$(3,406)	$(3,172)

(a)	Refer to “Results of Operations—Consolidated Results—Other income, net” for additional information.

Cash used by investing activities increased from $3.172 billion for the nine months ended September 30, 2014 to $3.406 billion for the nine months ended September 30, 2015, principally due to an increase in capital expenditures, partially offset by the proceeds from the settlement of certain terms of an agency agreement with Verizon Wireless. The increase in capital expenditures was due to customer relationship growth, as well as the Company’s investments to improve network reliability, upgrade older customer premise equipment and expand its network to additional residences, commercial buildings and cell towers.

TIME WARNER CABLE INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS

OF OPERATIONS AND FINANCIAL CONDITION—(Continued)

TWC’s capital expenditures by major category were as follows (in millions):

	Nine Months Ended September 30,
	2015	2014
Customer premise equipment(a)	$1,452	$1,231
Scalable infrastructure(b)	770	797
Line extensions(c)	567	517
Upgrades/rebuilds(d)	202	107
Support capital(e)	509	527

Total capital expenditures	$3,500	$3,179

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

(e)

Amounts represent all other capital purchases required to run day-to-day operations. These costs typically include vehicles, land and buildings, computer hardware/software, office equipment, furniture and fixtures, tools and test equipment. Amounts include capitalized software costs of $270 million and $247 million for the nine months ended September 30, 2015 and 2014, respectively.

The Company expects that 2015 capital expenditures will increase to approximately $4.4 billion compared to 2014 capital expenditures of approximately $4.1 billion.

Financing Activities

Details of cash used by financing activities are as follows (in millions):

	Nine Months Ended September 30,
	2015	2014
Short-term borrowings (repayments), net	$(507)	$1,027
Repayments of long-term debt	(500)	(1,750)
Dividends paid	(648)	(642)
Repurchases of common stock(a)	—	(259)
Proceeds from exercise of stock options	121	199
Excess tax benefit from equity-based compensation	85	131
Taxes paid in cash in lieu of shares issued for equity-based compensation	(67)	(74)
Other financing activities	(6)	1

Cash used by financing activities	$(1,522)	$(1,367)

(a)

In February 2014, the Company suspended its common stock repurchase program (the “Stock Repurchase Program”). As of September 30, 2015, the Company had $2.723 billion remaining under the Stock Repurchase Program authorization.

Cash used by financing activities was $1.522 billion for the nine months ended September 30, 2015 compared to $1.367 billion for the nine months ended September 30, 2014. Cash used by financing activities for the nine months ended September 30, 2015 primarily consisted of payments of quarterly cash dividends, repayments of borrowings under the Company’s commercial paper program and the repayment of TWC’s 3.50% senior notes due February 2015 ($500 million in aggregate principal amount). Cash used by financing activities for the nine months ended September 30, 2014 primarily consisted of repayments of TWC’s 8.25% senior notes due February 2014 ($750 million in aggregate principal amount) and

TIME WARNER CABLE INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS

OF OPERATIONS AND FINANCIAL CONDITION—(Continued)

7.50% senior notes due April 2014 ($1.0 billion in aggregate principal amount), payments of quarterly cash dividends and repurchases of TWC common stock (prior to the suspension of the Stock Repurchase Program), partially offset by borrowings under the Company’s commercial paper program.

Outstanding Debt and Available Financial Capacity

Debt as of September 30, 2015 and December 31, 2014 was as follows:

			Outstanding Balance as of
	Maturity	Interest Rate	September 30, 2015	December 31, 2014
			(in millions)
TWC notes and debentures(a)	2017-2042	5.899%(b)	$20,560	$21,065
TWCE debentures(c)	2023-2033	7.914%(b)	2,057	2,061
Revolving credit facility(d)	2017		—	—
Commercial paper program(d)	2017		—	507
Capital leases	2016-2042		78	85

Total debt(e)			$22,695	$23,718

(a)

Outstanding balance amounts of the TWC notes and debentures as of September 30, 2015 and December 31, 2014 each include £1.267 billion of senior unsecured notes valued at $1.916 billion and $1.973 billion, respectively, using the exchange rates at each date.

(b)	Rate represents a weighted-average effective interest rate as of September 30, 2015 and, for the TWC notes and debentures, includes the effects of interest rate swaps and cross-currency swaps.
(c)

Outstanding balance amounts of the TWCE debentures as of September 30, 2015 and December 31, 2014 include an unamortized fair value adjustment of $57 million and $61 million, respectively, primarily consisting of the fair value adjustment recognized as a result of the 2001 merger of America Online, Inc. and Time Warner Inc.

(d)

As of September 30, 2015, the Company had $3.437 billion of available borrowing capacity under the Revolving Credit Facility (which reflects a reduction of $63 million for outstanding letters of credit backed by the Revolving Credit Facility).

(e)	Outstanding balance amounts of total debt as of September 30, 2015 and December 31, 2014 include current maturities of long-term debt of $6 million and $1.017 billion, respectively.

See the 2014 Form 10-K for further details regarding the Company’s outstanding debt and other financing arrangements, including certain information about maturities, covenants and rating triggers related to such debt and financing arrangements. As of September 30, 2015, TWC was in compliance with the leverage ratio covenant of the Revolving Credit Facility, with a ratio of consolidated total debt as of September 30, 2015 to consolidated EBITDA for the twelve months ended September 30, 2015 of approximately 2.7 times. In accordance with the Revolving Credit Facility agreement, consolidated total debt as of September 30, 2015 was calculated as (a) total debt per the accompanying consolidated balance sheet less the TWCE unamortized fair value adjustment (discussed above) and the fair value of debt subject to interest rate swaps, less (b) total cash per the accompanying consolidated balance sheet in excess of $25 million. In accordance with the Revolving Credit Facility agreement, consolidated EBITDA for the twelve months ended September 30, 2015 was calculated as Operating Income plus depreciation, amortization and equity-based compensation expense.

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

The Company operates in a highly competitive, consumer and technology driven and rapidly changing business that is affected by government regulation and economic, strategic, political and social conditions. Various factors could adversely affect the operations, business or financial results of TWC in the future and cause TWC’s actual results to differ materially from those contained in the forward-looking statements, including those factors discussed in detail in Item 1A, “Risk Factors,” in the 2014 Form 10-K and the June 2015 Form 10-Q, which should be read in conjunction with this report, and in

TIME WARNER CABLE INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS

OF OPERATIONS AND FINANCIAL CONDITION—(Continued)

TWC’s other filings made from time to time with the Securities and Exchange Commission (the “SEC”) after the date of this report. In addition, important factors that could cause the Company’s actual results to differ materially from those in its forward-looking statements include:

•	increased competition from wireline and wireless telecommunications carriers, direct broadcast satellite operators and companies that deliver programming over the Internet;

•	the Company’s continued ability to exploit new and existing technologies that appeal to residential and business services customers and advertisers;

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

Changes in Internal Control Over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

TIME WARNER CABLE INC.

CONSOLIDATED BALANCE SHEET

(Unaudited)

	September 30, 2015	December 31, 2014
	(in millions)
ASSETS
Current assets:
Cash and equivalents	$485	$707
Receivables, less allowances of $124 million and $109 million as of September 30, 2015 and December 31, 2014, respectively	935	949
Deferred income tax assets	219	269
Other current assets	250	391

Total current assets	1,889	2,316
Investments	68	64
Property, plant and equipment, net	16,746	15,990
Intangible assets subject to amortization, net	462	523
Intangible assets not subject to amortization	26,014	26,012
Goodwill	3,139	3,137
Other assets	403	459

Total assets	$48,721	$48,501

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$482	$567
Deferred revenue and subscriber-related liabilities	214	198
Accrued programming and content expense	960	902
Current maturities of long-term debt	6	1,017
Other current liabilities	2,101	1,813

Total current liabilities	3,763	4,497
Long-term debt	22,689	22,701
Deferred income tax liabilities, net	12,688	12,560
Other liabilities	832	726
Commitments and contingencies (Note 11)
TWC shareholders’ equity:
Common stock, $0.01 par value, 283.2 million and 280.8 million shares issued and outstanding as of September 30, 2015 and December 31, 2014, respectively	3	3
Additional paid-in capital	7,431	7,172
Retained earnings	1,656	1,162
Accumulated other comprehensive loss, net	(345)	(324)

Total TWC shareholders’ equity	8,745	8,013
Noncontrolling interests	4	4

Total equity	8,749	8,017

Total liabilities and equity	$48,721	$48,501

See accompanying notes.

TIME WARNER CABLE INC.

CONSOLIDATED STATEMENT OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(in millions, except per share data)
Revenue	$5,922	$5,714	$17,625	$17,022
Costs and expenses:
Programming and content	1,461	1,326	4,369	3,976
Sales and marketing	608	556	1,763	1,655
Technical operations	437	401	1,242	1,143
Customer care	224	210	674	622
Other operating	1,212	1,167	3,571	3,538
Depreciation	901	824	2,638	2,394
Amortization	34	33	102	101
Merger-related and restructuring costs	44	46	152	187

Total costs and expenses	4,921	4,563	14,511	13,616

Operating Income	1,001	1,151	3,114	3,406
Interest expense	(351)	(353)	(1,049)	(1,066)
Other income, net	10	5	147	28

Income before income taxes	660	803	2,212	2,368
Income tax provision	(223)	(304)	(854)	(891)

Net income	437	499	1,358	1,477
Less: Net income attributable to noncontrolling interests	—	—	—	—

Net income attributable to TWC shareholders	$437	$499	$1,358	$1,477

Net income per common share attributable to TWC common shareholders:
Basic	$1.53	$1.77	$4.76	$5.25

Diluted	$1.53	$1.76	$4.74	$5.22

Weighted-average common shares outstanding:
Basic	283.0	279.8	282.4	278.8

Diluted	286.3	283.5	285.7	282.5

Cash dividends declared per share of common stock	$0.75	$0.75	$3.00	$2.25

See accompanying notes.

TIME WARNER CABLE INC.

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(in millions)
Net income	$437	$499	$1,358	$1,477
Change in accumulated unrealized losses on pension benefit obligation, net of income tax benefit (provision) of $(3) million and $0 for the three months ended September 30, 2015 and 2014, respectively, and $(3) and $16 million for the nine months ended September 30, 2015 and 2014, respectively	7	(1)	6	(26)
Change in accumulated deferred gains (losses) on cash flow hedges, net of income tax benefit (provision) of $31 million and $(36) million for the three months ended September 30, 2015 and 2014, respectively, and $16 million and $21 million for the nine months ended September 30, 2015 and 2014, respectively	(51)	58	(26)	(33)
Other changes	(1)	—	(1)	—

Other comprehensive income (loss)	(45)	57	(21)	(59)

Comprehensive income	392	556	1,337	1,418
Less: Comprehensive income attributable to noncontrolling interests	—	—	—	—

Comprehensive income attributable to TWC shareholders	$392	$556	$1,337	$1,418

See accompanying notes.

TIME WARNER CABLE INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

	Nine Months Ended
	September 30,
	2015	2014
	(in millions)
OPERATING ACTIVITIES
Net income	$1,358	$1,477
Adjustments for noncash and nonoperating items:
Depreciation	2,638	2,394
Amortization	102	101
Income from equity-method investments, net of cash distributions	(9)	(19)
Pretax gain on settlement of Verizon Wireless agency agreement	(120)	—
Deferred income taxes	190	185
Equity-based compensation expense	119	138
Excess tax benefit from equity-based compensation	(85)	(131)
Changes in operating assets and liabilities, net of acquisitions and dispositions:
Receivables	45	20
Accounts payable and other liabilities	418	317
Other changes	50	58

Cash provided by operating activities	4,706	4,540

INVESTING ACTIVITIES
Capital expenditures	(3,500)	(3,179)
Acquisition of intangible assets	(41)	(31)
Other investing activities	135	38

Cash used by investing activities	(3,406)	(3,172)

FINANCING ACTIVITIES
Short-term borrowings (repayments), net	(507)	1,027
Repayments of long-term debt	(500)	(1,750)
Dividends paid	(648)	(642)
Repurchases of common stock	—	(259)
Proceeds from exercise of stock options	121	199
Excess tax benefit from equity-based compensation	85	131
Taxes paid in cash in lieu of shares issued for equity-based compensation	(67)	(74)
Other financing activities	(6)	1

Cash used by financing activities	(1,522)	(1,367)

Increase (decrease) in cash and equivalents	(222)	1
Cash and equivalents at beginning of period	707	525

Cash and equivalents at end of period	$485	$526

See accompanying notes.

TIME WARNER CABLE INC.

CONSOLIDATED STATEMENT OF EQUITY

(Unaudited)

	TWC	Non-
	Shareholders’	controlling	Total
	Equity	Interests	Equity
	(in millions)
Balance as of December 31, 2013	$6,943	$4	$6,947
Net income	1,477	—	1,477
Other comprehensive loss	(59)	—	(59)
Cash dividends declared ($2.25 per common share)	(642)	—	(642)
Repurchase and retirement of common stock	(208)	—	(208)
Equity-based compensation expense	138	—	138
Excess tax benefit realized from equity-based compensation	131	—	131
Shares issued upon exercise of stock options	199	—	199
Taxes paid in lieu of shares issued for equity-based compensation	(74)	—	(74)

Balance as of September 30, 2014	$7,905	$4	$7,909

Balance as of December 31, 2014	$8,013	$4	$8,017
Net income	1,358	—	1,358
Other comprehensive loss	(21)	—	(21)
Cash dividends declared ($3.00 per common share)	(865)	—	(865)
Equity-based compensation expense	119	—	119
Excess tax benefit realized from equity-based compensation	85	—	85
Shares issued upon exercise of stock options	121	—	121
Taxes paid in lieu of shares issued for equity-based compensation	(67)	—	(67)
Other changes	2	—	2

Balance as of September 30, 2015	$8,745	$4	$8,749

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

On September 21, 2015, the Company’s stockholders approved the adoption of the Charter Merger Agreement, and Charter’s stockholders approved, among other things, the adoption of the Charter Merger Agreement and the issuance of New Charter Class A common stock to TWC stockholders in the Charter merger. The Charter merger is subject to regulatory approvals and certain other closing conditions.

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

TIME WARNER CABLE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

the effective date of this guidance by one year. As such, this guidance will be effective for TWC on January 1, 2018 and the Company is currently assessing the impact of this guidance on its consolidated financial statements.

Presentation of Debt Issuance Costs

In April 2015, the FASB issued authoritative guidance for the purpose of simplifying the presentation of debt issuance costs. Under this guidance, debt issuance costs related to a recognized debt liability are required to be presented in the balance sheet as a direct reduction from the carrying amount of such debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by this guidance. Entities will be required to apply a full retrospective approach to all periods presented. This guidance will be effective for TWC on January 1, 2016 and, upon adoption, debt issuance costs capitalized in other current assets and other assets in the consolidated balance sheet will be reclassified and presented as a reduction to current and noncurrent long-term debt. As of September 30, 2015, debt issuance costs, net of accumulated amortization, recognized in the consolidated balance sheet totaled $94 million, of which $10 million is recorded in other current assets.

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

TIME WARNER CABLE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Set forth below is a reconciliation of net income attributable to TWC common shareholders per basic and diluted common share (in millions, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net income attributable to TWC common shareholders	$434	$495	$1,343	$1,464
Net income allocated to participating securities(a)	3	4	15	13

Net income attributable to TWC shareholders	$437	$499	$1,358	$1,477

Weighted-average basic common shares outstanding	283.0	279.8	282.4	278.8
Dilutive effect of nonparticipating equity awards	0.9	1.6	1.0	1.8
Dilutive effect of participating equity awards(a)	2.4	2.1	2.3	1.9

Weighted-average diluted common shares outstanding	286.3	283.5	285.7	282.5

Net income per common share attributable to
TWC common shareholders:
Basic	$1.53	$1.77	$4.76	$5.25

Diluted	$1.53	$1.76	$4.74	$5.22

(a)	Restricted stock units granted to employees and non-employee directors are considered participating securities with respect to regular quarterly cash dividends.

For the nine months ended September 30, 2015, the computation of diluted net income per common share attributable to TWC common shareholders excludes 0.8 million of potential common shares related to the Company’s equity-based compensation plan, because the inclusion of such shares would have an antidilutive effect. For the three months ended September 30, 2015 and 2014 and for the nine months ended September 30, 2014, antidilutive common shares related to the Company’s equity-based compensation plan were insignificant.

4.	GOODWILL AND INDEFINITE-LIVED INTANGIBLE ASSETS

As of the Company’s July 1, 2015 annual testing date and based on its qualitative assessment, the Company determined that it was not more likely than not that its cable franchise rights and goodwill were impaired and, therefore, the Company did not perform a quantitative assessment as part of its annual impairment testing. In making that determination, management identified and analyzed qualitative factors, including factors that would most significantly impact a discounted cash flow (“DCF”) analysis of the fair values of the cable franchise rights and the fair values of the Company’s reporting units. This process included a review of the Company’s most recent projections, analysis of operating results versus the prior year and budget, changes in market values, changes in discount rates and changes in terminal growth rate assumptions.

TIME WARNER CABLE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

5.	DERIVATIVE FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The fair values of assets and liabilities associated with derivative financial instruments recorded in the consolidated balance sheet as of September 30, 2015 and December 31, 2014 consisted of the following (in millions):

	Assets		Liabilities
	September 30, 2015	December 31, 2014	September 30, 2015	December 31, 2014
Interest rate swaps(a)(b)	$117	$93	$—	$19
Cross-currency swaps(a)(c)	139	197	37	—

Total	$256	$290	$37	$19

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

(b)

The fair value of assets associated with interest rate swaps as of September 30, 2015 is recorded in other assets in the consolidated balance sheet. Of the total fair value of assets associated with interest rate swaps as of December 31, 2014, $1 million is recorded in other current assets with the remainder recorded in other assets in the consolidated balance sheet. The fair values of liabilities associated with interest rate swaps are recorded in other liabilities in the consolidated balance sheet.

(c)	The fair values of assets and liabilities associated with cross-currency swaps are recorded in other assets and other liabilities, respectively, in the consolidated balance sheet.

Fair Value Hedges

The Company uses interest rate swaps to manage interest rate risk by effectively converting fixed-rate debt into variable-rate debt. Under such contracts, the Company is entitled to receive semi-annual interest payments at fixed rates and is required to make semi-annual interest payments at variable rates, without exchange of the underlying principal amount. Such contracts are designated as fair value hedges. The Company recognized no gain or loss related to its interest rate swaps because the changes in the fair values of such instruments were completely offset by the changes in the fair values of the hedged fixed-rate debt. The fair value of interest rate swaps was determined using a DCF analysis based on the terms of the contract and expected forward interest rates, and incorporates the credit risk of the Company and each counterparty (a Level 2 fair value measurement). The following table summarizes the terms of existing fixed to variable interest rate swaps as of September 30, 2015 and December 31, 2014:

	September 30, 2015	December 31, 2014
Maturities	2017-2019	2015-2019
Notional amount (in millions)	$5,600	$6,100
Weighted-average pay rate (variable based on LIBOR plus variable margins)	5.16%	4.78%
Weighted-average receive rate (fixed)	6.86%	6.58%

The notional amounts of interest rate instruments, as presented in the above table, are used to measure interest to be paid or received and do not represent the amount of exposure to credit loss.

Cash Flow Hedges

The Company uses cross-currency swaps to manage foreign exchange risk related to foreign currency denominated debt by effectively converting foreign currency denominated debt, including annual interest payments and the payment of principal at maturity, to U.S. dollar denominated debt. Such contracts are designated as cash flow hedges. The Company has entered into cross-currency swaps to effectively convert its £1.275 billion aggregate principal amount of fixed-rate British pound sterling denominated debt, including annual interest payments and the payment of principal at maturity, to fixed-rate

TIME WARNER CABLE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

U.S. dollar denominated debt. The cross-currency swaps have maturities of June 2031 and July 2042. The fair value of cross-currency swaps was determined using a DCF analysis based on expected forward interest and exchange rates, and incorporates the credit risk of the Company and each counterparty (a Level 2 fair value measurement). The following table summarizes the effect of cash flow hedges on the consolidated statements of income and comprehensive income for the three and nine months ended September 30, 2015 and 2014 (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Deferred loss recognized in other comprehensive income (loss) (effective portion)	$(157)	$(19)	$(99)	$(98)
Deferred loss reclassified from accumulated other comprehensive loss, net, into other income, net (effective portion)(a)	(75)	(113)	(57)	(44)

(a)

Deferred gains (losses) on cross-currency swaps were reclassified from accumulated other comprehensive loss, net, into other income, net, which offsets the re-measurement gains (losses) recognized in other income, net, on the British pound sterling denominated debt.

Any ineffectiveness related to cash flow hedges has been and is expected to be insignificant.

Assets Measured at Fair Value on a Nonrecurring Basis

The Company’s assets measured at fair value on a nonrecurring basis include equity-method investments, long-lived assets, indefinite-lived intangible assets and goodwill. The Company reviews the carrying amounts of such assets whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable or at least annually as of July 1 for indefinite-lived intangible assets and goodwill. Any resulting asset impairment would require that the asset be reduced to its fair value. Refer to Note 4 for further details regarding the Company’s fair value analysis of cable franchise rights and goodwill.

Fair Value of Other Financial Instruments

The Company’s other financial instruments not measured at fair value on a recurring basis include (a) cash and equivalents, receivables, accounts payable, accrued liabilities and borrowings under the Company’s commercial paper program, which are reflected at cost in the consolidated balance sheet, and (b) TWC senior notes and debentures and TWCE senior debentures (collectively, the “senior notes and debentures”) not subject to fair value hedge accounting, which are reflected at amortized cost in the consolidated balance sheet. With the exception of the senior notes and debentures, cost approximates fair value for these instruments due to their short-term nature. The carrying value and related estimated fair value of the senior notes and debentures was $22.617 billion and $23.614 billion, respectively, as of September 30, 2015 and $23.126 billion and $27.842 billion, respectively, as of December 31, 2014. Estimated fair values for the senior notes and debentures are determined by reference to the market value of the instrument as quoted on a national securities exchange or in an over-the-counter market (a Level 1 fair value measurement).

TIME WARNER CABLE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

6.	TWC SHAREHOLDERS’ EQUITY

Changes in Common Stock

Changes in common stock from January 1 through September 30 are presented below (in millions):

	2015	2014
Balance at beginning of period	280.8	277.9
Shares issued under the equity-based compensation plan	2.4	4.0
Shares repurchased and retired	—	(1.5)

Balance at end of period	283.2	280.4

Common Stock Repurchase Program

In February 2014, the Company suspended its $4.0 billion common stock repurchase program (the “Stock Repurchase Program”). As of September 30, 2015, the Company had $2.723 billion remaining under the Stock Repurchase Program authorization.

Accumulated Other Comprehensive Income (Loss), Net

Changes in accumulated other comprehensive income (loss), net, included in TWC shareholders’ equity from January 1 through September 30 are presented below (in millions):

	2015	2014
Balance at beginning of period	$(324)	$44
Other comprehensive loss before reclassifications, net of tax	(76)	(86)
Amounts reclassified into earnings, net of tax	55	27

Other comprehensive loss, net of tax	(21)	(59)

Balance at end of period	$(345)	$(15)

TIME WARNER CABLE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The following table summarizes the changes in the components of accumulated other comprehensive income (loss), net, included in TWC shareholders’ equity from January 1 through September 30 (in millions):

	2015	2014
Unrealized losses on pension benefit obligation:
Balance at beginning of period	$(473)	$(104)
Other comprehensive loss before reclassifications, net of tax	(14)	(25)
Amounts reclassified into earnings, net of tax:
Amortization of actuarial (gain) loss(a)	31	(2)
Income tax (benefit) provision	(11)	1

Amortization of actuarial (gain) loss, net of tax	20	(1)
Other comprehensive income (loss), net of tax	6	(26)

Balance at end of period	$(467)	$(130)

Deferred gains (losses) on cash flow hedges:
Balance at beginning of period	$150	$149
Other comprehensive loss before reclassifications, net of tax	(61)	(61)
Amounts reclassified into earnings, net of tax:
Effective portion of loss on cash flow hedges(b)	57	44
Income tax benefit	(22)	(16)

Effective portion of loss on cash flow hedges, net of tax	35	28
Other comprehensive loss, net of tax	(26)	(33)

Balance at end of period	$124	$116

Other changes:
Balance at beginning of period	$(1)	$(1)
Other comprehensive loss before reclassifications, net of tax	(1)	—
Amounts reclassified into earnings, net of tax	—	—

Other comprehensive loss, net of tax	(1)	—

Balance at end of period	$(2)	$(1)

(a)	Amounts are included in the computation of net periodic benefit costs as discussed further in Note 8.
(b)	Amounts are recorded in other income, net, in the consolidated statement of operations as discussed further in Note 5.

7.	EQUITY-BASED COMPENSATION

TWC is authorized under the Company’s stock incentive plan (the “2011 Plan”) to grant restricted stock units (“RSUs”) and options to purchase shares of TWC common stock to its employees and non-employee directors. As of September 30, 2015, the 2011 Plan provides for the issuance of up to 20.0 million shares of TWC common stock, of which 8.3 million shares were available for grant.

TIME WARNER CABLE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Equity-based compensation expense recognized for the three and nine months ended September 30, 2015 and 2014 was as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Restricted stock units(a)	$38	$40	$109	$121
Stock options	2	5	10	17

Total equity-based compensation expense(a)	$40	$45	$119	$138

(a)

Amounts include $13 million and $17 million for the three months ended September 30, 2015 and 2014, respectively, and $32 million and $40 million for the nine months ended September 30, 2015 and 2014, respectively, of equity-based compensation expense recognized in merger-related and restructuring costs in the consolidated statement of operations related to certain retention grants (as defined below).

Restricted Stock Units

For the nine months ended September 30, 2015, TWC granted 926,000 RSUs subject to time-based vesting at a weighted-average grant date fair value of $178.62 per RSU. For the nine months ended September 30, 2014, TWC granted 3.778 million RSUs at a weighted-average grant date fair value of $135.72 per RSU, which included 143,000 RSUs subject to performance-based vesting conditions (“PBUs”) at a weighted-average grant date fair value of $135.31 per PBU. Total unrecognized compensation cost related to unvested RSUs as of September 30, 2015, without taking into account expected forfeitures, was $473 million, which the Company expects to recognize over a weighted-average period of 3.72 years, without taking into account acceleration of vesting.

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

TIME WARNER CABLE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

Stock Options

For the nine months ended September 30, 2015 and 2014, TWC granted no stock options. Total unrecognized compensation cost related to unvested stock options as of September 30, 2015, without taking into account expected forfeitures, was $10 million, which the Company expects to recognize over a weighted-average period of 1.20 years, without taking into account acceleration of vesting.

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

TWC sponsors the Time Warner Cable Pension Plan (the “TWC Pension Plan”) and the Time Warner Cable Union Pension Plan (the “Union Pension Plan” and, together with the TWC Pension Plan, the “qualified pension plans”), both qualified defined benefit pension plans, that together provide pension benefits to a majority of the Company’s employees. TWC also provides a nonqualified defined benefit pension plan for certain employees (the “nonqualified pension plan” and, together with the qualified pension plans, the “pension plans”). Pension benefits are based on formulas that reflect the employees’ years of service and compensation during their employment period. TWC uses a December 31 measurement date for its pension plans. The components of net periodic benefit costs for the three and nine months ended September 30, 2015 and 2014 is as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Service cost	$58	$43	$172	$129
Interest cost	37	36	110	108
Expected return on plan assets	(57)	(58)	(171)	(174)
Amounts amortized	10	(1)	31	(2)

Net periodic benefit costs	$48	$20	$142	$61

The Company made no cash contributions to the qualified pension plans during the nine months ended September 30, 2015; however, the Company may make discretionary cash contributions to the qualified pension plans in 2015. Such contributions will be dependent on a variety of factors, including current and expected interest rates, asset performance, the funded status of the qualified pension plans and management’s judgment. For the nonqualified pension plan, the Company will continue to make contributions during the remainder of 2015 to the extent benefits are paid.

TIME WARNER CABLE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

9.	MERGER-RELATED AND RESTRUCTURING COSTS

Merger-related and restructuring costs for the three and nine months ended September 30, 2015 and 2014 consisted of the following (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Merger-related costs	$41	$48	$134	$163
Restructuring costs	3	(2)	18	24

Total merger-related and restructuring costs	$44	$46	$152	$187

Merger-related Costs

For the nine months ended September 30, 2015, the Company incurred merger-related costs of $134 million of which $97 million related to the Charter merger, including employee retention costs of $46 million and advisory and legal fees of $51 million, and $37 million related to the Comcast merger, including employee retention costs of $27 million and advisory and legal fees of $10 million. For the nine months ended September 30, 2014, the Company incurred merger-related costs of $163 million of which $160 million related to the Comcast merger, including employee retention costs of $103 million and advisory and legal fees of $57 million. Merger-related costs for the nine months ended September 30, 2014 also included $3 million incurred in connection with the acquisition of DukeNet Communications, LLC. The Company expects to incur additional merger-related costs in connection with the Charter merger through the closing of the merger. Changes in accruals for merger-related costs are presented below (in millions):

	Employee Costs	Other Costs	Total
Remaining liability as of December 31, 2013	$3	$3	$6
Costs incurred	68	75	143
Adjustments	(1)	—	(1)
Cash paid(a)	(5)	(61)	(66)

Remaining liability as of December 31, 2014	65	17	82
Costs incurred	41	66	107
Costs reimbursed by Charter	—	(5)	(5)
Cash paid	(81)	(61)	(142)

Remaining liability as of September 30, 2015(b)	$25	$17	$42

(a)	Of the total cash paid in 2014, $53 million was paid during the nine months ended September 30, 2014.
(b)	The remaining $42 million liability as of September 30, 2015 is classified as a current liability in the consolidated balance sheet.

In addition to the cash settled liabilities shown in the table above, the Company also issued RSUs in connection with the retention grants, as discussed in Note 7, which resulted in additional merger-related costs of $56 million for the year ended December 31, 2014 ($40 million for the nine months ended September 30, 2014) and $32 million for the nine months ended September 30, 2015.

TIME WARNER CABLE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Restructuring Costs

For the nine months ended September 30, 2015 and 2014, the Company incurred restructuring costs of $18 million and $24 million, respectively, primarily related to employee terminations and other exit costs. The Company expects to incur additional restructuring costs during the remainder of 2015. Changes in restructuring reserves are presented below (in millions):

	Employee	Other
	Termination	Exit
	Costs	Costs	Total
Remaining liability as of December 31, 2013	$39	$4	$43
Costs incurred	14	16	30
Adjustments	(3)	—	(3)
Cash paid(a)	(42)	(20)	(62)

Remaining liability as of December 31, 2014	8	—	8
Costs incurred	17	1	18
Cash paid	(12)	(1)	(13)

Remaining liability as of September 30, 2015(b)	$13	$—	$13

(a)	Of the total cash paid in 2014, $56 million was paid during the nine months ended September 30, 2014.
(b)

Of the remaining liability as of September 30, 2015, $8 million is classified as a current liability, with the remaining amount classified as a noncurrent liability in the consolidated balance sheet. Amounts are expected to be paid through March 2019.

10.	SEGMENT INFORMATION

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

TIME WARNER CABLE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

assess the performance of the Company’s segments. Accordingly, the Company has not disclosed asset information by segment.

Segment information for the three and nine months ended September 30, 2015 and 2014 is as follows (in millions):

	Three Months Ended September 30, 2015
	Residential	Business	Other
	Services	Services	Operations	Shared	Intersegment	Total
	Segment	Segment	Segment	Functions	Eliminations	Consolidated
Revenue(a)	$4,735	$836	$417	$—	$(66)	$5,922
Operating costs and expenses	(2,648)	(330)	(267)	(763)	66	(3,942)
Merger-related and restructuring costs	—	—	—	(44)	—	(44)

OIBDA	$2,087	$506	$150	$(807)	$—	1,936

Depreciation						(901)
Amortization						(34)

Operating Income						$1,001

	Three Months Ended September 30, 2014
	Residential	Business	Other
	Services	Services	Operations	Shared	Intersegment	Total
	Segment	Segment	Segment	Functions	Eliminations	Consolidated
Revenue(a)	$4,615	$724	$438	$—	$(63)	$5,714
Operating costs and expenses	(2,489)	(282)	(240)	(712)	63	(3,660)
Merger-related and restructuring costs	—	—	—	(46)	—	(46)

OIBDA	$2,126	$442	$198	$(758)	$—	2,008

Depreciation						(824)
Amortization						(33)

Operating Income						$1,151

	Nine Months Ended September 30, 2015
	Residential	Business	Other
	Services	Services	Operations	Shared	Intersegment	Total
	Segment	Segment	Segment	Functions	Eliminations	Consolidated
Revenue(a)	$14,155	$2,420	$1,246	$—	$(196)	$17,625
Operating costs and expenses	(7,840)	(955)	(791)	(2,229)	196	(11,619)
Merger-related and restructuring costs	—	—	—	(152)	—	(152)

OIBDA	$6,315	$1,465	$455	$(2,381)	$—	5,854

Depreciation						(2,638)
Amortization						(102)

Operating Income						$3,114

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

Revenue for the three and nine months ended September 30, 2015 and 2014 was derived from the following sources (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Residential Services revenue:
Video	$2,453	$2,497	$7,436	$7,538
High-speed data	1,772	1,620	5,210	4,784
Voice	483	476	1,434	1,462
Other	27	22	75	61

Total Residential Services revenue	4,735	4,615	14,155	13,845
Business Services revenue:
Video	97	93	286	272
High-speed data	412	343	1,179	980
Voice	153	132	442	373
Wholesale transport	122	105	363	303
Other	52	51	150	155

Total Business Services revenue	836	724	2,420	2,083
Other Operations revenue:
Advertising	251	276	744	795
Other	166	162	502	479

Total Other Operations revenue	417	438	1,246	1,274
Intersegment eliminations	(66)	(63)	(196)	(180)

Total revenue	$5,922	$5,714	$17,625	$17,022

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

Legal Proceedings

In connection with the formerly proposed Comcast merger, eight putative class action complaints were filed on behalf of purported TWC stockholders in the New York Supreme Court (the “NY Actions”) and the Court of Chancery of the State of Delaware. These complaints named as defendants TWC, the members of the TWC board of directors, Comcast and Comcast’s merger subsidiary. The complaints generally alleged, among other things, that the members of the TWC board of directors breached their fiduciary duties to TWC stockholders during merger negotiations and by entering into the Comcast Merger Agreement and approving the Comcast merger, and that Comcast aided and abetted such breaches of fiduciary duties. The complaints further alleged that the joint proxy statement/prospectus filed by Comcast with the Securities and Exchange Commission (the “SEC”) on March 20, 2014 was misleading or omitted certain material information. The complaints sought, among other relief, compensatory damages in an unspecified amount, injunctive relief and costs and fees. The parties entered into a settlement agreement, conditioned inter alia on the consummation of the Comcast merger. Now that the Comcast Merger Agreement has been terminated, the settlement is no longer operative, although the plaintiffs have the right to petition the court for the award of attorneys’ fees and TWC has the right to oppose that application. Following the announcement of the Charter merger on May 26, 2015, on June 29, 2015, the parties in the NY Actions filed a stipulation agreeing that plaintiffs could file a Second Consolidated Class Action Complaint (the “Second Amended Complaint”), and dismissing with prejudice Comcast and Comcast’s merger subsidiary. After the court so ordered the stipulation, the plaintiffs in the NY Actions filed the Second Amended Complaint on July 1, 2015. The Second Amended Complaint names as defendants TWC, the members of the TWC board of directors, Charter and the merger subsidiaries. The Second Amended Complaint generally alleges, among other things, that the members of the TWC board of directors breached their fiduciary duties to TWC stockholders during the Charter merger negotiations and by entering into the Charter Merger Agreement and approving the Charter merger, and that Charter and its subsidiaries aided and abetted such breaches of fiduciary duties. The complaint seeks, among other relief, injunctive relief enjoining the shareholder vote on the Charter merger, unspecified declaratory and equitable relief, compensatory damages in an unspecified amount, and costs and fees. On September 9, 2015, the parties in the NY Actions entered into a Memorandum of Understanding (“MOU”), which reflects an agreement in principle to settle the case. Pursuant to the MOU, all litigation deadlines are stayed pending negotiation, execution of a settlement agreement by December 9, 2015, and final approval of the agreement. The Company believes that the claims asserted against it are without merit and, if the settlement does not receive final approval by the New York Supreme Court or otherwise is not consummated, intends to defend against this lawsuit vigorously. The Company is unable to predict the outcome of this lawsuit or reasonably estimate a range of possible loss.

On December 19, 2011, Sprint Communications Company L.P. (“Sprint”) filed a complaint in the U.S. District Court for the District of Kansas alleging that the Company infringes 12 patents purportedly relating to Voice over Internet Protocol (“VoIP”) services. The plaintiff is seeking unspecified monetary damages as well as injunctive relief. On October 8, 2015, the court stayed this litigation based on a judgment in a parallel case against Cox Communications, Inc. (“Cox

TIME WARNER CABLE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Communications”) in the U.S. District Court for the District of Delaware invalidating six of the 12 patents at issue in that litigation. The stay applies to all 12 patents in Sprint’s complaint against the Company, and the Company expects it to remain in effect during the pendency of Sprint’s appeal against Cox Communications. The Company intends to defend against this lawsuit vigorously, but is unable to predict the outcome of this lawsuit or reasonably estimate a range of possible loss.

On December 5, 2014, Broadband iTV, Inc. filed an amended complaint in the U.S. District Court for the District of Hawaii alleging that the Company infringes a patent purportedly relating to the Company’s delivery of digital video on demand services and seeking monetary and injunctive relief. The complaint also names Hawaiian Telecom, Inc. (“Hawaiian Telecom”) as a defendant. On January 9, 2015, the Company answered the amended complaint and moved to sever the allegations against the Company from those against Hawaiian Telecom. On April 16, 2015, the court severed the allegations against the Company from those against Hawaiian Telecom, but consolidated the cases for pre-trial purposes. The court issued a claim construction order on June 24, 2015 and the parties have exchanged expert reports on the issues of infringement, validity and damages. On September 29, 2015, the court granted the Company’s summary judgment motion invalidating the patent and dismissing the litigation with prejudice. On October 9, 2015, the plaintiff appealed this decision to the U.S. Court of Appeals for the Federal Circuit. The Company intends to defend against this lawsuit vigorously, but is unable to predict the outcome of this lawsuit or reasonably estimate a range of possible loss.

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

12.	ADDITIONAL FINANCIAL INFORMATION

Other Current Assets

Other current assets as of September 30, 2015 and December 31, 2014 consisted of the following (in millions):

	September 30, 2015	December 31, 2014
Prepaid income taxes	$37	$157
Other prepaid expenses	185	208
Other current assets	28	26

Total other current assets	$250	$391

Other Current Liabilities

Other current liabilities as of September 30, 2015 and December 31, 2014 consisted of the following (in millions):

	September 30, 2015	December 31, 2014
Accrued compensation and benefits	$438	$397
Accrued interest	392	486
Accrued sales and other taxes	324	132
Accrued dividends	217	—
Accrued insurance	204	199
Accrued franchise fees	133	151
Other accrued expenses	393	448

Total other current liabilities	$2,101	$1,813

Other Income, Net

Other income, net, for the three and nine months ended September 30, 2015 and 2014 consisted of the following (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Income from equity-method investments, net	$5	$5	$21	$27
Gain on settlement of Verizon Wireless agency agreement(a)	—	—	120	—
Other	5	—	6	1

Total other income, net	$10	$5	$147	$28

(a)

In 2011, in conjunction with SpectrumCo, LLC’s (a joint venture between TWC, Comcast and Bright House Networks) entry into an agreement to sell its advanced wireless spectrum licenses to Cellco Partnership (doing business as Verizon Wireless), TWC and Verizon Wireless entered into agency agreements that allowed TWC to sell Verizon Wireless-branded wireless service, and Verizon Wireless to sell TWC services. Amount represents the settlement of certain terms of the agency agreements in the second quarter of 2015.

TIME WARNER CABLE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Related Party Transactions

Transactions with related parties (i.e., equity-method investees) for the three and nine months ended September 30, 2015 and 2014 consisted of the following (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenue	$3	$3	$6	$6

Costs and expenses:
Programming and content	$(40)	$(39)	$(151)	$(132)
Other operating	(7)	(5)	(17)	(15)

Total costs and expenses	$(47)	$(44)	$(168)	$(147)

Supplemental Cash Flow Information

Additional financial information with respect to cash (payments) and receipts for the nine months ended September 30, 2015 and 2014 is as follows (in millions):

	Nine Months Ended September 30,
	2015	2014
Cash paid for interest	$(1,202)	$(1,279)
Cash received under interest rate swap contracts	65	92

Cash paid for interest, net	$(1,137)	$(1,187)

Cash paid for income taxes	$(279)	$(300)
Cash refunds of income taxes	15	14

Cash paid for income taxes, net	$(264)	$(286)

13.	CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

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

TIME WARNER CABLE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Condensed consolidating financial information as of September 30, 2015 and December 31, 2014 and for the three and nine months ended September 30, 2015 and 2014 is as follows (in millions):

Condensed Consolidating Balance Sheet as of September 30, 2015

	Parent Company	Guarantor Subsidiary	Non- Guarantor Subsidiaries	Eliminations	TWC Consolidated
ASSETS
Current assets:
Cash and equivalents	$236	$—	$249	$—	$485
Receivables, net	43	—	892	—	935
Receivables from affiliated parties	224	—	28	(252)	—
Deferred income tax assets	6	—	214	(1)	219
Other current assets	15	33	202	—	250

Total current assets	524	33	1,585	(253)	1,889
Investments in and amounts due from consolidated subsidiaries	46,264	48,577	7,641	(102,482)	—
Investments	—	56	12	—	68
Property, plant and equipment, net	—	26	16,720	—	16,746
Intangible assets subject to amortization, net	—	19	443	—	462
Intangible assets not subject to amortization	—	—	26,014	—	26,014
Goodwill	—	—	3,139	—	3,139
Other assets	378	—	59	(34)	403

Total assets	$47,166	$48,711	$55,613	$(102,769)	$48,721

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$—	$—	$482	$—	$482
Deferred revenue and subscriber-related liabilities	—	—	214	—	214
Payables to affiliated parties	28	221	3	(252)	—
Accrued programming and content expense	—	—	960	—	960
Current maturities of long-term debt	—	—	6	—	6
Other current liabilities	873	24	1,205	(1)	2,101

Total current liabilities	901	245	2,870	(253)	3,763
Long-term debt	20,560	2,057	72	—	22,689
Deferred income tax liabilities, net	—	239	12,483	(34)	12,688
Long-term payables to affiliated parties	7,641	14,702	—	(22,343)	—
Other liabilities	290	99	443	—	832
TWC shareholders’ equity:
Due to (from) TWC and subsidiaries	9,029	1,917	(10,946)	—	—
Other TWC shareholders’ equity	8,745	29,452	50,687	(80,139)	8,745

Total TWC shareholders’ equity	17,774	31,369	39,741	(80,139)	8,745
Noncontrolling interests	—	—	4	—	4

Total equity	17,774	31,369	39,745	(80,139)	8,749

Total liabilities and equity	$47,166	$48,711	$55,613	$(102,769)	$48,721

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

TIME WARNER CABLE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Condensed Consolidating Statement of Operations for the Three Months Ended September 30, 2015

	Parent Company	Guarantor Subsidiary	Non- Guarantor Subsidiaries	Eliminations	TWC Consolidated
Revenue	$—	$—	$5,922	$—	$5,922
Costs and expenses:
Programming and content	—	—	1,461	—	1,461
Sales and marketing	—	—	608	—	608
Technical operations	—	—	437	—	437
Customer care	—	—	224	—	224
Other operating	—	—	1,212	—	1,212
Depreciation	—	—	901	—	901
Amortization	—	—	34	—	34
Merger-related and restructuring costs	8	—	36	—	44

Total costs and expenses	8	—	4,913	—	4,921

Operating Income (Loss)	(8)	—	1,009	—	1,001
Equity in pretax income of consolidated subsidiaries	725	1,099	—	(1,824)	—
Interest income (expense), net	(61)	(355)	65	—	(351)
Other income, net	4	1	5	—	10

Income before income taxes	660	745	1,079	(1,824)	660
Income tax provision	(223)	(256)	(221)	477	(223)

Net income	437	489	858	(1,347)	437
Less: Net income attributable to noncontrolling interests	—	—	—	—	—

Net income attributable to TWC shareholders	$437	$489	$858	$(1,347)	$437

Condensed Consolidating Statement of Comprehensive Income for the Three Months Ended September 30, 2015

	Parent Company	Guarantor Subsidiary	Non- Guarantor Subsidiaries	Eliminations	TWC Consolidated
Net income	$437	$489	$858	$(1,347)	$437
Change in accumulated unrealized losses on pension benefit obligation, net of tax	7	—	—	—	7
Change in accumulated deferred gains (losses) on cash flow hedges, net of tax	(51)	—	—	—	(51)
Other changes	(1)	—	(1)	1	(1)

Other comprehensive loss	(45)	—	(1)	1	(45)

Comprehensive income	392	489	857	(1,346)	392
Less: Comprehensive income attributable to noncontrolling interests	—	—	—	—	—

Comprehensive income attributable to TWC shareholders	$392	$489	$857	$(1,346)	$392

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

TIME WARNER CABLE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Condensed Consolidating Statement of Operations for the Nine Months Ended September 30, 2015

	Parent Company	Guarantor Subsidiary	Non- Guarantor Subsidiaries	Eliminations	TWC Consolidated
Revenue	$—	$—	$17,625	$—	$17,625
Costs and expenses:
Programming and content	—	—	4,369	—	4,369
Sales and marketing	—	—	1,763	—	1,763
Technical operations	—	—	1,242	—	1,242
Customer care	—	—	674	—	674
Other operating	—	—	3,571	—	3,571
Depreciation	—	—	2,638	—	2,638
Amortization	—	—	102	—	102
Merger-related and restructuring costs	56	—	96	—	152

Total costs and expenses	56	—	14,455	—	14,511

Operating Income (Loss)	(56)	—	3,170	—	3,114
Equity in pretax income of consolidated subsidiaries	2,319	3,383	—	(5,702)	—
Interest income (expense), net	(175)	(1,059)	185	—	(1,049)
Other income, net	124	3	20	—	147

Income before income taxes	2,212	2,327	3,375	(5,702)	2,212
Income tax provision	(854)	(896)	(816)	1,712	(854)

Net income	1,358	1,431	2,559	(3,990)	1,358
Less: Net income attributable to noncontrolling interests	—	—	—	—	—

Net income attributable to TWC shareholders	$1,358	$1,431	$2,559	$(3,990)	$1,358

Condensed Consolidating Statement of Comprehensive Income for the Nine Months Ended September 30, 2015

	Parent Company	Guarantor Subsidiary	Non- Guarantor Subsidiaries	Eliminations	TWC Consolidated
Net income	$1,358	$1,431	$2,559	$(3,990)	$1,358
Change in accumulated unrealized losses on pension benefit obligation, net of tax	6	—	—	—	6
Change in accumulated deferred gains (losses) on cash flow hedges, net of tax	(26)	—	—	—	(26)
Other changes	(1)	—	(1)	1	(1)

Other comprehensive loss	(21)	—	(1)	1	(21)

Comprehensive income	1,337	1,431	2,558	(3,989)	1,337
Less: Comprehensive income attributable to noncontrolling interests	—	—	—	—	—

Comprehensive income attributable to TWC shareholders	$1,337	$1,431	$2,558	$(3,989)	$1,337

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

TIME WARNER CABLE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Condensed Consolidating Statement of Cash Flows for the Nine Months Ended September 30, 2015

	Parent Company	Guarantor Subsidiary	Non- Guarantor Subsidiaries	Eliminations	TWC Consolidated
Cash provided (used) by operating activities	$129	$(1,149)	$5,726	$—	$4,706

INVESTING ACTIVITIES
Capital expenditures	—	—	(3,500)	—	(3,500)
Acquisition of intangible assets	—	(16)	(25)	—	(41)
Other investing activities	120	(3)	18	—	135

Cash provided (used) by investing activities	120	(19)	(3,507)	—	(3,406)

FINANCING ACTIVITIES
Short-term repayments, net	(507)	—	—	—	(507)
Repayments of long-term debt	(500)	—	—	—	(500)
Dividends paid	(648)	—	—	—	(648)
Proceeds from exercise of stock options	121	—	—	—	121
Excess tax benefit from equity-based compensation	85	—	—	—	85
Taxes paid in cash in lieu of shares issued for equity-based compensation	—	—	(67)	—	(67)
Net change in investments in and amounts due from consolidated subsidiaries	956	1,168	(2,124)	—	—
Other financing activities	(1)	—	(5)	—	(6)

Cash provided (used) by financing activities	(494)	1,168	(2,196)	—	(1,522)

Increase (decrease) in cash and equivalents	(245)	—	23	—	(222)
Cash and equivalents at beginning of period	481	—	226	—	707

Cash and equivalents at end of period	$236	$—	$249	$—	$485

TIME WARNER CABLE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Condensed Consolidating Statement of Cash Flows for the Nine Months Ended September 30, 2014

	Parent Company	Guarantor Subsidiary	Non- Guarantor Subsidiaries	Eliminations	TWC Consolidated
Cash provided (used) by operating activities	$83	$(1,066)	$5,523	$—	$4,540

INVESTING ACTIVITIES
Capital expenditures	—	—	(3,179)	—	(3,179)
Acquisition of intangible assets	—	(3)	(28)	—	(31)
Other investing activities	18	(4)	24	—	38

Cash provided (used) by investing activities	18	(7)	(3,183)	—	(3,172)

FINANCING ACTIVITIES
Short-term borrowings, net	1,027	—	—	—	1,027
Repayments of long-term debt	(1,750)	—	—	—	(1,750)
Dividends paid	(642)	—	—	—	(642)
Repurchases of common stock	(259)	—	—	—	(259)
Proceeds from exercise of stock options	199	—	—	—	199
Excess tax benefit from equity-based compensation	131	—	—	—	131
Taxes paid in cash in lieu of shares issued for equity-based compensation	—	—	(74)	—	(74)
Net change in investments in and amounts due from consolidated subsidiaries	1,189	1,073	(2,262)	—	—
Other financing activities	6	—	(5)	—	1

Cash provided (used) by financing activities	(99)	1,073	(2,341)	—	(1,367)

Increase (decrease) in cash and equivalents	2	—	(1)	—	1
Cash and equivalents at beginning of period	316	—	209	—	525

Cash and equivalents at end of period	$318	$—	$208	$—	$526

Part II. Other Information

Item 1. Legal Proceedings.

The information set forth under Note 11 to the accompanying consolidated financial statements included in this Quarterly Report on Form 10-Q is incorporated herein by reference.

Item 1A. Risk Factors.

There have been no material changes in the Company’s risk factors from those disclosed in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 and Part II, Item 1A of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

In February 2014, the Company suspended its common stock repurchase program (the “Stock Repurchase Program”). The Company did not purchase any equity securities registered by the Company pursuant to Section 12 of the Securities Exchange Act of 1934, as amended, during the quarter ended September 30, 2015 and, as of September 30, 2015, the Company had $2.723 billion remaining under the Stock Repurchase Program authorization.

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

TIME WARNER CABLE INC.

By:	/s/ William F. Osbourn, Jr.
	Name:	William F. Osbourn, Jr.
	Title:	Senior Vice President, Controller and Chief Accounting Officer and Acting Co-Chief Financial Officer

/s/ Matthew Siegel
	Name:	Matthew Siegel
	Title:	Senior Vice President and Treasurer and Acting Co-Chief Financial Officer

Date: October 29, 2015

EXHIBIT INDEX

Pursuant to Item 601 of Regulation S-K

Exhibit Number	Description

10.1	Amendment, effective as of July 31, 2015, to Employment Agreement effective as of July 25, 2013 between Time Warner Cable Inc. and Robert D. Marcus.

10.2	Amendment, effective as of July 31, 2015, to Employment Agreement effective as of January 13, 2014 between Time Warner Cable Inc. and Dinesh C. Jain.

10.3	Amendment, effective as of July 31, 2015, to Employment Agreement effective as of February 16, 2012 between Time Warner Cable Inc. and Marc Lawrence-Apfelbaum.

10.4	Amendment, effective as of July 31, 2015, to Employment Agreement effective as of November 1, 2011 between Time Warner Cable Inc. and Peter C. Stern.

10.5	Amendment, effective as of July 31, 2015, to Employment Agreement effective as of October 1, 2013 between Time Warner Cable Inc. and William F. Osbourn, Jr.

10.6	Amendment, effective as of July 31, 2015, to Employment Agreement effective as of October 1, 2013 between Time Warner Cable Inc. and Matthew Siegel.

31.1

Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015.

31.2

Certification of Co-Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015.

31.3

Certification of Co-Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015.

32

Certification of Principal Executive Officer and Co-Principal Financial Officers pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015.†

101

The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015, filed with the SEC on October 29, 2015, formatted in eXtensible Business Reporting Language:

(i) Consolidated Balance Sheet as of September 30, 2015 and December 31, 2014, (ii) Consolidated Statement of Operations for the three and nine months ended September 30, 2015 and 2014, (iii) Consolidated Statement of Comprehensive Income for the three and nine months ended September 30, 2015 and 2014, (iv) Consolidated Statement of Cash Flows for the nine months ended September 30, 2015 and 2014, (v) Consolidated Statement of Equity for the nine months ended September 30, 2015 and 2014 and (vi) Notes to Consolidated Financial Statements.

†

This exhibit will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 (15 U.S.C. 78r), or otherwise subject to the liability of that section. Such exhibit will not be deemed to be incorporated by reference into any filing under the Securities Act or Securities Exchange Act, except to the extent that the Company specifically incorporates it by reference.