Form 10-K
period 2015-12-31
TIME WARNER CABLE INC.
filed 2016-02-12
CIK 1377013

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☑

As of the close of business on February 10, 2016, there were 283,270,372 shares of the registrant’s Common Stock outstanding. The aggregate market value of the registrant’s voting and non-voting common equity securities held by non-affiliates of the registrant (based upon the closing price of such shares on the New York Stock Exchange on June 30, 2015) was approximately $50.4 billion.

DOCUMENTS INCORPORATED BY REFERENCE

Description of document	Part of the Form 10-K
Portions of the definitive Proxy Statement to be used in connection with the registrant’s 2016 Annual Meeting of Stockholders	Part III (Item 10 through Item 14) (Portions of Items 10 and 12 are not incorporated by reference and are provided herein)

PART I

Item 1. Business.

Overview

Time Warner Cable Inc. (together with its subsidiaries, “TWC” or the “Company”) is among the largest providers of video, high-speed data and voice services in the U.S., with technologically advanced, well-clustered cable systems located mainly in five geographic areas – New York State (including New York City), the Carolinas, the Midwest (including Ohio, Kentucky and Wisconsin), Southern California (including Los Angeles) and Texas. TWC’s mission is to connect its customers to the world—simply, reliably and with superior service. As of December 31, 2015, TWC served approximately 15.9 million residential and business services customers who subscribed to one or more of its video, high-speed data and voice services. TWC’s residential services also include security and home management services, and TWC’s business services also include networking and transport services (including cell tower backhaul services) and enterprise-class, cloud-enabled hosting, managed applications and services. TWC also sells video and online advertising inventory to a variety of local, regional and national customers.

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

Bright House Networks Transaction

On May 23, 2015, Charter and Advance/Newhouse Partnership (“A/N”) and certain of their affiliates amended an agreement the parties had signed on March 31, 2015 (the “Bright House Networks Agreement”). Under the amended Bright House Networks Agreement, Charter will acquire Bright House Networks, LLC (“Bright House Networks”), subject to, among other conditions, the closing of the Charter merger. Bright House Networks is a 100% owned subsidiary of the Time Warner Entertainment-Advance/Newhouse Partnership (“TWE-A/N”) between A/N and Time Warner Cable Enterprises LLC (“TWCE”), a subsidiary of TWC. The closing of Charter’s acquisition of Bright House Networks is expected to occur concurrently with the closing of the Charter merger. However, the closing of the Charter merger is not conditioned on the closing of the Bright House Networks transaction.

In the Charter Merger Agreement, the Company and TWCE agreed to irrevocably and unconditionally waive their “right of first offer” to acquire the assets of Bright House Networks during the pendency of the Charter merger. This waiver will expire if the Charter Merger Agreement is terminated in accordance with its terms, provided that the Company or any of its Affiliates (as defined in the Charter Merger Agreement) does not, within nine months following such a termination, enter into an agreement or understanding in respect of, or consummate, an alternative acquisition transaction. For additional information about the TWE-A/N partnership, refer to “—TWE-A/N Partnership” below.

Termination of Comcast Merger

On April 24, 2015, Comcast Corporation (“Comcast”) and the Company terminated their February 12, 2014 Agreement and Plan of Merger, under which the Company had agreed, on the terms and subject to the conditions set forth therein, to merge with and into a 100% owned subsidiary of Comcast.

Caution Concerning Forward-Looking Statements and Risk Factors

This Annual Report on Form 10-K includes certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are based on management’s current expectations and beliefs about future events and are inherently subject to uncertainty and changes in circumstances. Actual results may vary materially from the expectations contained herein due to changes in economic, business, competitive, technological, strategic and/or regulatory factors and other factors affecting the operation of TWC’s business, including the proposed Charter merger. For more detailed information about these factors, and risk factors with respect to the Company’s operations, see Item 1A, “Risk Factors,” below and “Caution Concerning Forward-Looking Statements” in “Management’s Discussion and Analysis of Results of Operations and Financial Condition” in the financial section of this report. TWC is under no obligation to, and expressly disclaims any obligation to, update or alter its forward-looking statements whether as a result of changes in circumstances, new information, subsequent events or otherwise.

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

Services

TWC has three reportable segments: Residential Services, Business Services and Other Operations.

Residential Services

TWC offers video, high-speed data and voice services, as well as security and home management services, to residential customers. As of December 31, 2015, the Company served approximately 15.1 million residential services customers.

Video Services

Programming.  TWC’s video service provides over 300 channels (including, on average, over 200 high-definition (“HD”) channels) and 30,000 video-on-demand (“VOD”) choices, an increasing subset of which consumers can watch on the device of their choosing, both inside and outside the home. TWC offers various tiers and packages of video programming and music services tailored to appeal to various groups of customers. For example, TWC offers specialty tiers of genre-based programming with sports, family and international themes. TWC also offers out-of-market sports packages, such as MLB Extra Innings, NBA League Pass and NHL Center Ice. TWC’s residential video subscribers also may subscribe to premium network programming, such as Cinemax, HBO, Showtime, Starz and The Movie Channel and related offerings, on an à la carte basis and in packages.

TWC’s residential video subscribers pay a monthly charge based on the video programming tier or package they receive. Subscribers to specialized tiers and premium networks are charged an additional monthly amount. Discounts are generally available for the purchase of multiple tiers, packages or services. Fees are also charged for certain video services, including fees for broadcast and sports TV programming.

Time-shifting.  TWC provides a broad range of advanced services, such as VOD, digital video recorders (“DVRs”) and Start Over services that give residential video subscribers control over when they watch their favorite programming.

TWC’s VOD service provides residential video subscribers with access to a wide selection of movies, programming from broadcast and cable networks, premium movie services, music videos, local programming and other content as a complement to the programming packages and channels to which they subscribe. TWC also offers a wide selection of movies and special events on a transactional or pay-per-view basis.

TWC offers equipment with DVR functionality that enables residential video subscribers to pause and/or rewind “live” television programs and record programs for future viewing. Subscribers pay an additional monthly fee for TWC’s DVR service. TWC offers whole home DVR, a multi-room DVR service that allows a program recorded on a DVR to be watched through other compatible set-top boxes in a customer’s home. In addition, during 2015, TWC continued to deploy its next-generation whole home DVRs, or “Enhanced DVRs,” which allow customers to watch and record six shows simultaneously and record up to 150 hours of HD programming. Customers may program and manage their DVRs remotely via a smartphone, tablet or computer. TWC also offers Start Over, which enables digital video subscribers using a TWC-provided set-top box to restart select “in progress” programs directly from the relevant channel.

New ways to watch.  TWC, through its TWC TV apps, enables in-home viewing of over 300 channels of live programming and over 16,000 choices of VOD programming on a variety of devices, including Apple iOS and Android tablets and smart phones, Amazon Kindle Fire tablets, Roku streaming players, Samsung Smart TVs, and Xbox One and Xbox 360 video game consoles, as well as on PC and Mac computers via www.twctv.com. These alternative viewing platforms act as a complement to a digital set-top box or digital adapter. In November 2015, TWC launched a trial of an IP video offering that eliminates the need for a leased set-top box.

Through the same TWC TV apps, residential video subscribers are able to watch over 100 live channels and 9,000 choices of VOD content from 64 networks on a “TV Everywhere” basis outside the home. In addition, TWC provides its video subscribers with access to over 94 TV Everywhere sites and apps owned and managed by programming networks, such as HBO GO and WatchESPN, through a growing number of supported devices at no additional charge.

As of December 31, 2015, TWC served approximately 10.8 million residential video subscribers.

High-speed Data Services

TWC offers a variety of high-speed data service tiers tailored to meet the different needs of its subscribers. These tiers provide a range of speeds (from up to 2 to up to 300 megabits per second (“Mbps”) downstream) and associated prices. TWC also offers lighter Internet users the option to save money on select tiers by setting a monthly consumption (30 gigabyte (“GB”) and 5 GB) level. TWC’s high-speed data service also provides communication and security services, including email, anti-virus software and parental controls, at no additional charge.

TWC offers subscribers the option to access its high-speed data service via a cable modem gateway provided by TWC for a monthly fee, or to use their own device. TWC’s cable modem gateways offer state-of-the-art home networking and associated customer support. In some cases, these cable modem gateways are bundled with a particular tier of high-speed data service or package, and in other cases, they are leased for an additional à la carte charge.

Most of TWC’s high-speed data subscribers have access to a nationwide network of nearly 500,000 WiFi hotspots for no additional charge through a combination of TWC owned and operated hotspots, wholesale agreements and agreements with several roaming partners. As of December 31, 2015, TWC had deployed nearly 145,000 TWC WiFi Hotspots. During 2016, TWC intends to continue to increase the number of WiFi hotspots available to its high-speed data subscribers.

As of December 31, 2015, TWC served approximately 12.7 million residential high-speed data subscribers.

Voice Services

TWC’s residential voice service offers customers unlimited calling throughout the U.S. and to Canada, Mexico, China, Hong Kong, India, Norway, the European Union, and the U.S. territories (Puerto Rico, U.S. Virgin Islands, North Marianas/Guam and American Samoa), and access to popular features in one simple package for a fixed monthly fee. TWC also offers a plan for calling the rest of the world, the Global Penny Phone Plan, which enables customers to call 50 additional countries for only a penny per minute. In addition, TWC provides the Phone 2 Go app, which allows voice customers to access their home phone service on a mobile device for no additional charge over a WiFi or cellular data connection. Through the Phone 2 Go app, voice customers are able to receive and place calls and send text messages on a mobile device using their home number and calling plan as well as view and manage voicemail from their home phone. TWC also provides a free web portal, VoiceZone, which allows voice subscribers to customize their service features, set up caller ID on PC and block unwanted calls. Customers with TWC’s voicemail service may also use VoiceZone to listen to, download and email their messages at no additional charge.

As of December 31, 2015, TWC served approximately 6.3 million residential voice subscribers.

IntelligentHome

TWC’s IntelligentHome service offers residential customers a security and home management service. TWC’s broadband cable system connects the customer’s in-home system to TWC’s technologically-advanced emergency response center with cellular backup support. In addition to providing traditional security, fire and medical emergency monitoring and dispatch, the service allows customers to remotely arm or disarm their security system, monitor their home via indoor and outdoor cameras and remotely operate key home functions, including setting and controlling lights, thermostats and door locks. To obtain IntelligentHome service, customers must subscribe to TWC’s high-speed data service.

As of December 31, 2015, TWC served 117,000 IntelligentHome customers.

Business Services

TWC offers a wide and growing variety of products and services to business customers, including high-speed data, networking, voice, video, hosting and cloud computing services. TWC offers these services to retail and wholesale businesses using its own network infrastructure and third-party infrastructure as required to meet customer needs. TWC’s retail customers range from small businesses with a single location to medium-sized and enterprise businesses with multiple locations as well as government, education and non-profit institutions. TWC’s wholesale customers are primarily other service providers, such as telecommunications carriers and network and managed services resellers. As of December 31, 2015, the Company served 752,000 business services customers.

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

Network services.  TWC offers Ethernet-based network services that enable businesses to interconnect their geographically dispersed locations and local area networks (“LANs”) in a private network, with speeds up to 10 Gbps. In addition, on a limited basis, TWC offers point-to-point optical wave service with speeds up to 100 Gbps.

Wholesale transport services.  TWC offers wholesale transport services to wireless telephone providers for cell tower backhaul and to other service providers to connect customers that their own networks do not reach.

As of December 31, 2015, TWC served 638,000 business high-speed data subscribers.

Video Services

TWC offers business customers a wide spectrum of video services, including a full range of video programming tiers and music services targeting businesses of different sizes and across key industries, such as hospitality, healthcare and education.

As of December 31, 2015, TWC served 214,000 business video subscribers.

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

As of December 31, 2015, TWC served 375,000 business voice subscribers.

Managed and Outsourced IT Solutions and Cloud Services

Through its NaviSite, Inc. subsidiary, TWC provides a range of cloud solutions, including Infrastructure as a Service (“IaaS”) and Desktop as a Service (“DaaS”), and customized managed hosting, managed application and messaging solutions along with other related information technology (“IT”) solutions and professional services for medium-sized and enterprise customers across a variety of industries. In addition, for its smaller business customers, TWC offers a number of managed and cloud services, including managed network security, domain name registration, online backup, hosted Microsoft Exchange and SharePoint and web hosting.

Other Operations

TWC’s Other Operations segment principally consists of Time Warner Cable Media (“TWC Media”), the advertising sales arm of TWC, and the Company’s regional sports networks, its local sports, news and lifestyle channels and SportsNet LA (defined below). It also includes other operating revenue and costs, including those derived from A/N and home shopping network-related services. For more information about the TWE-A/N partnership, see “—TWE-A/N Partnership” below.

TWC Media

TWC Media sells video and online advertising inventory to local, regional and national advertising customers. Under its cable network programming agreements, TWC is typically entitled to two or three minutes of advertising time per hour that it can sell to third parties or retain for its own use. TWC also sells the advertising inventory of its owned and operated local sports, news and lifestyle channels and its Time Warner Cable Central portal, and advertising inventory on the Company’s regional sports networks that carry Los Angeles Lakers’ basketball games and other sports programming (Time Warner Cable SportsNet and Time Warner Cable Deportes and, collectively, the “Lakers’ RSNs”) and on SportsNet LA, a regional sports network owned by American Media Productions, LLC (“American Media Productions”), that carries Los Angeles Dodgers’ baseball games and other sports programing.

In many locations, TWC has formed advertising “interconnects” or entered into representation agreements with video distributors, including, among others, Verizon Communications Inc.’s (“Verizon”) FiOS, AT&T Inc.’s (“AT&T”) U-verse and Charter, under which TWC sells advertising on behalf of those operators. These arrangements enable TWC and its partners to deliver linear commercials across wider geographic areas, replicating the reach of local broadcast stations to the extent possible. In addition, TWC, together with Comcast, Cox Communications, Inc. (“Cox”) and Bright House Networks, owns National Cable Communications LLC (“National Cable Communications”), which, on behalf of a number of video operators, sells advertising time to national and regional advertisers.

Regional Sports Networks and Local Sports, News and Lifestyle Channels

In October 2012, TWC launched the Lakers’ RSNs, which carry the Los Angeles Lakers’ basketball games as well as other regional sports programming. TWC has a long-term agreement with the Los Angeles Lakers for rights to distribute all locally available pre-season, regular season and post-season Los Angeles Lakers’ games. As of December 31, 2015, the Lakers’ RSNs were distributed by the majority of major video distributors to approximately 4.9 million subscribers. TWC also manages 31 local news channels, including Time Warner Cable News NY1, a 24-hour news channel focused on New York City, 16 local sports channels and four local lifestyle channels, and it owns 26.8% of Sterling Entertainment Enterprises, LLC (doing business as SportsNet New York), a New York City-based regional sports network that carries New York Mets’ baseball games as well as other regional sports programming.

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

TWC is investing in its network, equipment, products and customer service to improve reliability and customer satisfaction. Since the first quarter of 2014, TWC has rolled out TWC Maxx, which includes “all digital” conversion and Internet speeds of up to 300 Mbps, in New York, Los Angeles, Austin, Kansas City, Dallas, Raleigh, Charlotte and San Antonio. TWC is currently rolling out TWC Maxx in Hawaii, Wilmington, Greensboro and San Diego and plans to expand TWC Maxx to additional cities, particularly in the Northeast and Midwest, in 2016. In addition, during 2015, TWC continued to deploy new and improved set-top boxes, digital adapters and advanced modems in customers’ homes throughout its operating areas and to increase the availability of WiFi to its high-speed data subscribers.

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

Set-top boxes and network equipment.  TWC purchases set-top boxes, conditional-access security cards (“CableCARDs”) and modems from a limited number of suppliers and rents these devices to subscribers at monthly rates. See “—Regulatory Matters—Video Services—Subscriber rates” below. TWC also purchases routers, switches and other network equipment from a limited number of providers. See “Risk Factors—TWC may not be able to obtain necessary hardware, software and operational support.”

High-speed data and voice connectivity.  TWC delivers its high-speed data and voice services through its HFC network. TWC uses circuits that it either owns or leases from third parties to connect to the Internet, the public switched telephone network and to interconnect to its network. TWC pays fees for leased circuits based on the amount of capacity available to it and pays for Internet connectivity based on the amount of IP-based traffic sent over the other carrier’s network. TWC also has entered into a number of “settlement-free peering” arrangements with third-party networks that allow TWC to exchange traffic with those networks without a fee.

Competition

Residential Services

TWC faces intense competition for residential services customers, both from existing competitors and, as a result of the rapid development of new technologies, services and products, from new entrants.

Video competition.  TWC’s residential video service faces competition from phone companies with fiber-based networks, primarily AT&T and Verizon, which overlap approximately 44% of TWC’s operating areas. Frontier Communications Corporation is in the process of acquiring certain of Verizon’s fiber-based systems. TWC’s residential video service also faces competition from direct broadcast satellite (“DBS”) services, which have a national footprint and compete in all of TWC’s operating areas. DBS providers offer satellite-delivered pre-packaged programming services that can be received by relatively small and inexpensive receiving dishes. They offer aggressive promotional pricing, exclusive programming (e.g., NFL Sunday Ticket) and video services that are comparable in many respects to TWC’s residential video service. In July 2015, AT&T, one of TWC’s largest competitors, acquired DIRECTV Group Inc. (“DIRECTV”), the nation’s largest DBS provider, with the combined company able to offer bundles of video, high-speed data, wireline phone service and wireless service. As a condition to the FCC approval of the transaction, AT&T is required to deploy fiber to the home (“FTTH”) to 12.5 million locations within four years.

TWC’s residential video service also faces competition from a number of other sources, including companies that deliver movies, television shows and other video programming over broadband Internet connections to TVs, computers, tablets and mobile devices, such as Hulu.com, Apple Inc.’s “iTunes,” Amazon.com Inc.’s “Prime,” Netflix, Google Inc.’s (“Google”) “YouTube,” Sony Corporation’s “Playstation Vue,” and DISH Network Corporation’s “Sling TV.” Increasingly, content owners are utilizing Internet-based delivery of content directly to consumers, some without charging a fee for access to the content.

High-speed data competition.  TWC’s residential high-speed data service faces competition from the phone companies’ digital subscriber line (“DSL”), FTTH and wireless broadband offerings as well as from a variety of companies that offer other forms of online services, including wireless and satellite-based broadband services.

Voice competition.  TWC’s residential voice service competes with wireline, wireless and “over-the-top” phone providers, such as Vonage, Skype, magicJack, Google Voice and Ooma, Inc., as well as companies that sell phone cards at a cost per minute for both national and international service. In addition, TWC’s residential voice service competes with other forms of communication, such as text messaging on cellular phones, instant messaging, social networking services, video conferencing and email. The increase in the number of different technologies capable of carrying voice services and the number of alternative communication options available to customers as well as the replacement of wireline services by wireless have intensified the competitive environment in which TWC operates its residential voice service.

Overbuilders.  In some of TWC’s operating areas, other operators have built systems and offer video, high-speed data and voice services in competition with TWC. For example, in Kansas City and Austin, Texas, TWC’s residential video and high-speed data services compete with Google video and broadband services. Google has announced its intention to launch video and broadband service in other TWC operating areas during 2016, and it is starting to test a voice service in limited areas. In addition to Google, others, including RCN Telecom Services, LLC and WideOpenWest Finance, LLC (“WOW”), have overbuilt in parts of the Company’s operating areas.

Security and home management competition.  TWC’s IntelligentHome service faces competition from traditional security companies, such as The ADT Corporation, service providers such as Verizon and AT&T, as well as new entrants, such as Vivint, Inc., Alarm.com, Inc. and NEST Labs, Inc. (which Google acquired in 2014).

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

Business Services

TWC faces intense competition as to each of its business services offerings. Its business high-speed data, networking and voice services face competition from a variety of providers, including incumbent local telephone companies. TWC’s cell tower backhaul service also faces competition from traditional telephone companies as well as other telecommunications carriers, such as metro and regional fiber-based carriers. TWC’s business video service faces competition from DBS providers. TWC also competes with cloud, hosting and related service providers and application-service providers.

Advertising

TWC faces intense competition for advertising revenue across many different platforms and from a wide range of local and national competitors. Advertising competition has increased and will likely continue to increase as new formats seek to attract the same advertisers. TWC competes for advertising revenue against, among others, local broadcast stations, national cable and broadcast networks, radio stations, print media and online advertising companies and content providers.

Employees

As of December 31, 2015, TWC had approximately 56,600 employees, including approximately 340 part-time employees, and approximately 4.6% of TWC’s employees were represented by labor unions. TWC considers its relations with its employees to be good.

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

In March 2011, the FCC initiated a rulemaking proceeding to reform its retransmission consent rules, based, in part, on a petition submitted by a coalition of fourteen public interest groups and multi-channel video programming distributors (“MVPDs”), including TWC. In March 2014, the FCC revised its rules to provide that joint negotiation of retransmission consent by stations that are ranked among the top four stations in a market (as measured by audience share) and are not commonly owned constitutes a violation of the statutory duty to negotiate retransmission consent in good faith. In September 2015, at the direction of Congress, the FCC initiated a further rulemaking proceeding to consider additional changes to the retransmission consent regulatory framework intended to update and clarify the obligations of cable operators and broadcast stations to negotiate for retransmission consent in “good faith.” TWC is unable to predict what additional action, if any, the FCC might take in connection with retransmission consent.

The Middle Class Tax Relief and Job Creation Act of 2012 requires the FCC to hold an auction whereby certain broadcast television stations may voluntarily relinquish some or all of their spectrum usage rights in exchange for incentive payments. Broadcast television stations also have the ability to enter into channel-sharing arrangements with broadcast television stations that relinquish spectrum rights in the auction. The FCC expects to hold the auction in early 2016. Following the auction, remaining broadcast television stations will be reorganized or “repacked” into a smaller portion of the existing broadcast television spectrum band. It is uncertain whether broadcast stations with which TWC has existing carriage agreements will relinquish their spectrum usage rights, enter into channel-sharing arrangements, or be repacked following the auction, and what impact such actions would have on TWC and its rights and obligations under its carriage agreements. Similarly, although MVPDs such as TWC are eligible to be reimbursed for eligible costs incurred as a result of the “repacking” process, it is uncertain whether such reimbursement will be sufficient to cover TWC’s actual costs. For further discussion of the broadcast television incentive auction and its potential impact on TWC, see the discussion in “Risk Factors—The upcoming broadcast television spectrum incentive auction creates uncertainty and could impose significant additional costs on TWC.”

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

Program carriage.  The Communications Act and the FCC’s “program carriage” rules restrict cable operators and MVPDs from unreasonably restraining the ability of an unaffiliated programming vendor to compete fairly by discriminating against the programming vendor on the basis of its non-affiliation in the selection, terms or conditions for carriage. In August 2011, the FCC issued an order, which, among other things, established rules regarding what a complaint must demonstrate to establish a prima facie case of a program carriage violation and established procedures for consideration by the FCC’s Media Bureau of a complainant’s request for a temporary standstill of the price, terms and other conditions of an existing programming contract pending the FCC’s resolution of a complaint proceeding. In September 2013, the U.S. Court of Appeals for the Second Circuit vacated the FCC’s temporary standstill rules, finding that they were promulgated in violation of the Administrative Procedure Act of 1946. The FCC’s August 2011 order also contained a notice of proposed regulations that could further expand program carriage regulation. This rulemaking proceeding remains pending, and TWC is unable to predict what additional action, if any, the FCC might take in connection with program carriage.

Subscriber rates.  The Communications Act and the FCC’s rules regulate and limit the rates that TWC may charge for basic cable service and equipment in communities that are not subject to “effective competition,” as defined by federal law. In June 2015, the FCC amended its rules by adopting a rebuttable presumption that effective competition exists in all local communities (with limited exceptions), absent a contrary showing by the franchising authority. The new rules took effect in September 2015. In August 2015, the National Association of Broadcasters and the National Association of Telecommunications Officers filed an appeal of these rules in the U.S. Court of Appeals for the D.C. Circuit claiming the decision was arbitrary, capricious and an abuse of discretion. Where the presumption of effective competition does not apply or has been rebutted, federal law authorizes franchising authorities to regulate the monthly rates charged by the operator for the minimum level of video programming service, referred to as basic service tier or BST, which generally includes local broadcast television signals, satellite-delivered broadcast networks and superstations, local origination channels, a few specialty networks and public access, educational and government channels. This regulation also applies to the installation, sale and lease of equipment used by subscribers to receive basic service, such as set-top boxes and remote control units. In the overwhelming majority of communities it serves, TWC is not subject to BST video rate regulation, either because the local franchising authority has not asked the FCC for permission to regulate rates or because the FCC has found that there is “effective competition.”

Pole attachment regulation.  The Communications Act requires that investor-owned utilities provide cable systems and telecommunications carriers with non-discriminatory access to any pole, conduit or right-of-way controlled by those utilities. The Communications Act permits the FCC to regulate the rates, terms and conditions imposed by these utilities for cable systems’ and telecommunications carriers’ use of utility poles and conduit space. States are permitted to preempt FCC jurisdiction over pole attachments through certifying that they regulate the terms of attachments themselves. Many states in which TWC operates have done so. Rates for attachments used to provide “cable” services and “telecommunications” services are calculated under different provisions of the Communications Act, and the rates for telecommunications attachments have historically been higher than the rates for cable attachments. In January 2014, the FCC sought comment on a petition filed by Union Electric Company regarding the legal classification of Voice over Internet Protocol (“VoIP”) services for purposes of assessing pole attachment rates. The matter remains pending before the FCC. It is uncertain when the FCC will rule on this issue or how any regulation it adopts might affect TWC. In the March 2015 “net neutrality” or “open Internet” order, the FCC applied pole attachment regulation to providers of broadband Internet access services. In November 2015, the FCC further revised its rules to prevent pole owners from charging providers of telecommunications services (including broadband Internet access service) pole attachment rates that exceed the cable rate. For further discussion of the FCC’s net neutrality proceeding, see the discussion in “—High-speed Internet Access Services” and “Risk Factors—‘Net neutrality’ regulation or legislation could limit TWC’s ability to operate its business profitably and to manage its broadband facilities efficiently and could result in increased taxes and fees imposed on TWC.”

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

Equipment regulation.  The FCC has adopted regulations intended to promote the retail availability and sale of set-top boxes and other equipment that can be used to receive digital video services. With the exception of certain one-way devices such as digital transport adapters (“DTAs”), these regulations prohibited cable operators from placing into service set-top boxes that perform both channel navigation and conditional access security functions. The FCC has not applied these regulations to DBS operators. In December 2014, Congress enacted the STELA Reauthorization Act of 2014 (“STELAR”), which repealed, as of December 2015, the federal mandate banning cable operators from integrating security into their set-top boxes. STELAR directed the FCC to establish an advisory committee of technical experts to study and report findings and recommendations to promote the retail availability of set-top boxes and, on August 28, 2015, the advisory committee issued its final report. At its February 18, 2016 meeting, the FCC will vote on adopting a Notice of Proposed Rulemaking that would propose new rules intended to increase the device and software alternatives for consumers to access the services provided by MVPDs. TWC is unable to predict what, if any, proposals might be adopted and implemented by the FCC or what effect such requirements may have on TWC’s business.

In 2012, TWC joined with 14 other MVPDs and device manufactures to launch a Set-Top Box Energy Conservation Voluntary Agreement (the “Set-Top Box Agreement”) to continue to improve the energy efficiency of set-top boxes through 2017. In 2013, the Set-Top Box Agreement was expanded to include additional devices, such as modems, and establish more stringent energy conservation commitments that will become effective in 2017.

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

Tax.  Under the Telecommunications Act of 1996, DBS providers benefit from federal preemption of locally imposed or administered taxes and fees on video services, including those borne by the Company and its customers. Several states have enacted or are considering parity tax measures to equalize the tax and fee burden imposed on DBS and cable video services. DBS providers have been challenging such parity efforts in the courts, Congress and, increasingly, state legislatures in an effort to maintain their competitive pricing advantage and preclude states from implementing such parity tax measures. While the states have generally prevailed in such challenges, litigation is ongoing in many states. There can be no assurance as to the outcome with respect to cases still pending and ongoing legislative efforts.

Franchising.  Cable operators generally operate their systems under non-exclusive franchises. Franchises are awarded, and cable operators are regulated, by state franchising authorities, local franchising authorities, or both. Such governmental authorities often must approve a transfer of systems to another party. Franchise agreements typically require payment of franchise fees and contain regulatory provisions addressing, among other things, upgrades, service quality, cable service to schools and other public institutions, insurance and indemnity bonds. The terms and conditions of cable franchises vary from jurisdiction to jurisdiction. The Communications Act provides protections against many unreasonable terms. In particular, the Communications Act imposes a ceiling on franchise fees of five percent of revenues derived from video service. TWC generally passes the franchise fee on to its subscribers, listing it as a separate item on the bill.

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

High-speed Internet Access Services

TWC provides high-speed Internet access services over its cable facilities. In 2002, the FCC determined that cable-provided high-speed Internet access service was an interstate “information service” rather than a “cable service” or a “telecommunications service,” as those terms are defined in the Communications Act. That determination was later sustained by the U.S. Supreme Court. Under the “information service” classification, the service is not subject to regulation as either a cable service or a telecommunications service under federal, state or local law. As discussed below, in 2015, the FCC reclassified high-speed Internet access service as a telecommunications service under Title II of the Communications Act, imposing certain legacy telecommunications regulations on such service for the first time.

“Net neutrality” regulations.  Over the past several years, disparate groups have adopted the terms “net neutrality” and “open Internet” in connection with their efforts to persuade Congress and regulators to adopt rules that are designed to safeguard consumers’ access to lawful content and services via broadband Internet access services. Such rules could limit the ability of broadband Internet access providers to effectively manage or operate their broadband networks.

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

In March 2015, the FCC issued an order (the “Open Internet Order”) that reinstated the anti-blocking rules, imposed a new ban on a prioritizing some Internet traffic over other traffic in exchange for payment by a third party, adopted a general standard of conduct for Internet service providers that prohibits actions that unreasonably interfere with or unreasonably disadvantage end users or edge providers in certain circumstances, and adopted enhancements to the existing transparency requirements. The FCC took the further step of reclassifying broadband Internet access services as a telecommunications service subject to regulation under Title II of the Communications Act, as discussed below. In March 2015, several parties, including the United States National Telecom Association, the National Cable & Telecommunications Association, The Wireless Association, the American Cable Association, the Wireless Internet Service Providers Association, AT&T and CenturyLink, Inc. filed suit in the U.S. Court of Appeals for the D.C. Circuit challenging the legality of the FCC’s Title II reclassification and the matter is still pending.

In addition, although the Open Internet Order states that the net neutrality regulations do not apply to specialized services that share capacity with broadband over Internet service providers’ last-mile facilities (such as VoIP services) or Internet traffic exchange and peering arrangements, the FCC intends to evaluate developments in these areas carefully to ensure that specialized services and Internet traffic exchange and interconnection arrangements do not undermine the FCC’s net neutrality rules and principles. The FCC also stated its intention to address disputes involving Internet traffic exchange and peering arrangements going forward on a case-by-case basis under Title II of the Communications Act. It is uncertain how such case-by-case regulation of Internet traffic exchange and interconnection might affect TWC.

For further discussion of “net neutrality” and the impact of the Open Internet Order on TWC, see the discussion in “Risk Factors—‘Net neutrality’ regulation or legislation could limit TWC’s ability to operate its business profitably and to manage its broadband facilities efficiently and could result in increased taxes and fees imposed on TWC.”

Title II and other regulatory requirements.  Pursuant to the Open Internet Order, broadband Internet access service is now classified as a “telecommunications service” under the Communications Act and subject to legacy telecommunications regulations except to the extent the FCC forbears from applying such requirements. The Open Internet Order includes a grant of such “forbearance” from enforcement of many regulatory obligations applicable to telecommunications carriers under Title II, but leaves in place certain regulatory requirements with which TWC now must comply with respect to its Internet access services, including general common carrier requirements applicable to rates and practices, and specific duties related to customer privacy and disabilities access, among other things. The FCC stated its intention to adopt new rules clarifying the scope of certain Title II obligations on Internet service providers, but such efforts have not yet concluded. It is uncertain how the FCC will apply applicable Title II requirements to Internet service providers such as TWC, what additional regulations the FCC may adopt in the future, and how such existing and future requirements might affect TWC. TWC’s high-speed Internet access services are also subject to a number of other requirements, including the Communications Assistance for Law Enforcement Act (“CALEA”), which requires that high-speed data providers implement certain network capabilities to assist law enforcement agencies in conducting surveillance of criminal suspects.

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

TWC has submitted to state telephone regulation and to being classified as a telecommunications carrier in certain states in connection with TWC’s provision of discounted Lifeline telephone services to low-income customers. In order to participate in the Lifeline program and receive reimbursement from the federal and, if applicable, state USFs, voice providers must be designated as “Eligible Telecommunications Carriers.” Therefore, in New York and California, states in which TWC has deployed Lifeline telephone services, TWC is regulated as a telecommunications carrier and is subject to Eligible Telecommunications Carrier requirements. This places additional operational, regulatory and administrative burdens on TWC’s business and could expose TWC to additional regulatory risk in connection with its compliance with state and federal regulation.

In November 2014, the FCC sought comment on ensuring that there is reliable backup power for VoIP services in the event of a power outage. In August 2015, the FCC adopted a new rule that, among other things, requires providers of facilities-based, fixed residential voice service that is not line-powered, such as TWC, to make available battery backup solutions to voice customers for purchase. The new rule also imposes detailed point-of-sale and annual disclosure obligations regarding battery backup on TWC.

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

Privacy and Security Regulation

Federal, state and local laws, regulations and ordinances impose requirements on how the Company handles personally identifiable and other information relating to consumers. Certain of these requirements are industry specific and regulate TWC because it is a cable operator, a telecommunications carrier (including as a provider of broadband Internet access service) and the operator of websites and mobile applications. Other requirements apply generally to all companies that hold consumer data or market to consumers using email or the telephone, including state data breach notification statutes. These notification laws generally require that a business give notice to its customers whose financial information has been disclosed because of a security breach. In addition, the Federal Trade Commission (the “FTC”) applies the identity theft red flag rules under the Fair and Accurate Credit Transactions Act of 2003, which are designed to detect the warnings signs of identity theft. In 2013, the SEC and the Commodity Futures Trading Commission jointly adopted similar identity theft red flag rules. TWC has a compliance program as required under these rules. A number of bills have been introduced in Congress regarding cybersecurity, data breach and consumer privacy, but the scope of such requirements, if passed, is unclear at this time.

TWC is also subject to state and federal laws restricting telemarketing and state and federal laws restricting unsolicited commercial emails. The FCC and FTC adopt regulations to implement such laws and may adopt new interpretations or requirements that increase TWC’s compliance costs and subject TWC to increased liability risks. Additional and more restrictive requirements also may be imposed if and to the extent that state or local authorities establish their own privacy or security standards or if Congress enacts new privacy or security legislation.

Environmental Regulation

TWC’s business operations are subject to environmental laws and regulations, including regulations governing the use, storage, disposal of, and exposure to, hazardous materials, the release of pollutants into the environment and the remediation of contamination. TWC is currently subject to an investigation by the California Attorney General and the Alameda County, California District Attorney regarding whether certain of TWC’s waste disposal policies, procedures and practices are in violation of the California Business and Professions Code and the California Health and Safety Code. For additional information about this investigation, see Note 17 to the accompanying consolidated financial statements. As a result of the increasing public awareness concerning the importance of environmental regulations, these regulations have become more stringent over time, and pending or proposed regulations, such as regulations addressing climate change concerns, including greenhouse gas emission limits or cap and trade programs, could impact TWC’s operations and costs.

Other Federal Regulatory Requirements

Federal law also includes numerous other requirements applicable to some extent to TWC’s business or one or more of TWC’s services. These provisions apply to customer service, use of credit reports, marketing practices, equal employment opportunity, technical standards and equipment compatibility, antenna structure notification, marking, lighting, emergency alert system requirements, disability access, loudness of commercial advertisements and the collection of annual regulatory fees, which are calculated based on the number of subscribers served, the types of FCC licenses held and certain interstate revenue thresholds. In addition, there are various rules prohibiting joint ownership of cable systems and other kinds of communications facilities. Relatedly, the FCC has sought to place limits on the number of (i) subscribers a cable operator may reach through systems in which it holds an ownership interest, and (ii) affiliated programming channels that a cable operator may carry on a cable system. The FCC also actively regulates other aspects of TWC’s video services, including the mandatory blackout of syndicated and broadcast network programming; customer service standards; political advertising; indecent or obscene programming; Emergency Alert System requirements for analog and digital services; commercial restrictions on children’s programming; recordkeeping and public file access requirements; and technical rules relating to operation of the cable network.

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

TWE-A/N Partnership

TWE-A/N is a partnership that was formed in 1995 between Time Warner Entertainment Company, L.P. (“TWE”), a former subsidiary of TWC, and A/N, a partnership owned by 100% owned subsidiaries of Advance Publications and Newhouse Broadcasting Corporation. In connection with a TWC internal reorganization in September 2012, TWCE acquired TWE’s and Time Warner NY Cable LLC’s (“TW NY Cable”) general and preferred partnership interests in TWE-A/N. The general partnership interests in TWE-A/N are held by TWCE (the “TW Partner”) and A/N. The TW Partner also holds preferred partnership interests.

2002 restructuring of TWE-A/N.  TWE-A/N was restructured in 2002. As a result of this restructuring, cable systems and their related assets and liabilities serving approximately 2.1 million video subscribers as of December 31, 2002 located primarily in Florida (the “A/N Systems”) were transferred to a 100% owned subsidiary of TWE-A/N, Bright House Networks (the “A/N Subsidiary”). As part of the restructuring, effective August 1, 2002, A/N’s interest in

TWE-A/N was converted into an interest that tracks the economic performance of the A/N Systems, while the TW Partner retains the economic interests and associated liabilities in the remaining TWE-A/N cable systems. TWE-A/N’s financial results, other than the results of the A/N Systems, are consolidated with TWC’s.

Charter Transaction.  On May 23, 2015, Charter and A/N and certain of their affiliates amended the Bright House Networks Agreement, which the parties had signed on March 31, 2015. Under the amended Bright House Networks Agreement, Charter will acquire Bright House Networks, subject to, among other conditions, the closing of the Charter merger. The closing of Charter’s acquisition of Bright House Networks is expected to occur concurrently with the closing of the Charter merger. However, the closing of the Charter merger is not conditioned on the closing of the Bright House Networks transaction.

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

TWCE’s regular right of first offer.  Subject to exceptions, A/N and its affiliates are obligated to grant TWC and TWCE a right of first offer prior to any sale of assets of the A/N Systems to a third party. In the Charter Merger Agreement, TWC and TWCE agreed to irrevocably and unconditionally waive their “right of first offer” to acquire the assets of Bright House Networks during the pendency of the Charter merger. This waiver will expire if the Charter Merger Agreement is terminated in accordance with its terms, provided that TWC or any of its Affiliates (as defined in the Charter Merger Agreement) does not, within nine months following such a termination, enter into an agreement or understanding in respect of, or consummate, an alternative acquisition transaction.

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

TWC faces significant competition, and the rapid development of new technologies, services and products has led to the entry of many new competitors that provide a broad range of communications products and services and entertainment, news and information content to consumers, further intensifying the competitive environment. Any inability to compete effectively could have an adverse effect on TWC’s financial and operating results and return on capital expenditures due to possible increases in the cost of gaining and retaining subscribers and lower per subscriber revenue, could slow or cause a decline in TWC’s growth rates, and reduce TWC’s revenue. As TWC expands and introduces new and enhanced services, TWC may be subject to competition from other providers of those services. TWC cannot predict the extent to which this competition will affect its future business and financial results or return on capital expenditures.

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

In addition to the various competitive factors discussed above, TWC’s business is subject to risks relating to increasing competition for the leisure time, shifting consumer needs and discretionary spending of consumers. TWC’s business competes with all other sources of entertainment, news and information delivery, as well as a broad range of communications products and services. Technological advancements, such as new video formats and Internet streaming and downloading of programming that can be viewed on televisions, computers, smartphones and tablets, many of which have been beneficial to TWC’s business, have nonetheless increased the number of entertainment and information delivery choices available to consumers and intensified the challenges posed by audience fragmentation.

Newer products and services, particularly alternative methods for the distribution, sale and viewing of content will likely continue to be developed, further increasing the number of competitors that TWC’s business faces. The increasing number of choices available to audiences, including low-cost or free choices, could negatively impact not only consumer demand for TWC’s products and services, but also advertisers’ willingness to purchase advertising from TWC. TWC’s business competes for the sale of advertising revenue with television networks and stations, as well as other advertising platforms, such as radio, print and, increasingly, online media. TWC’s failure to effectively anticipate or adapt to new technologies and changes in consumer expectations and behavior could significantly adversely affect TWC’s competitive position and its business and results of operations.

An extended period of slow growth or a significant deterioration in the economy may negatively impact TWC’s ability to attract new subscribers and generate increased revenue.

An extended period of slow growth or a significant deterioration in the economy could lead to reduced consumer demand for the Company’s services, especially services for which additional charges are imposed, and to a continued increase in the number of homes that replace their video service with Internet-delivered and/or over-air content, which would negatively impact TWC’s ability to attract customers, increase rates and maintain or increase revenue. In addition, providing video services is an established and highly penetrated business. TWC’s ability to gain new video subscribers is dependent to a large extent on growth in occupied housing in TWC’s service areas, which is influenced by both national and local economic conditions. In the absence of renewed growth in the number of occupied homes in TWC’s operating areas, TWC’s ability to gain new video subscribers may be negatively impacted. Weak economic conditions may also have a negative impact on the Company’s advertising revenue.

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

Network and information systems and other technologies are critical to TWC’s operating activities, both to its internal uses, such as network management, and in supplying services to customers, including customer service operations and programming delivery. Network or information system shutdowns or other service disruptions caused by events such as computer hacking, dissemination of computer viruses, worms and other destructive or disruptive software, “cyber attacks,” process breakdowns, denial of service attacks and other malicious activity pose increasing risks.

Both unsuccessful and successful “cyber attacks” on companies have continued to increase in frequency, scope and potential harm in recent years. While TWC develops and maintains systems seeking to prevent systems-related events and security breaches from occurring, the development and maintenance of these systems is costly and requires ongoing monitoring and updating as techniques used in such attacks become more sophisticated and change frequently. TWC may be unable to anticipate these techniques or implement adequate preventative measures. Moreover, the amount and scope of insurance that TWC maintains against losses resulting from any such events or security breaches may not be sufficient to cover its losses or otherwise adequately compensate TWC for any disruptions to its business that may result. While from time to time attempts are made to access TWC’s network, these attempts have not as yet resulted in any material release of information, degradation or disruption to the Company’s network and information systems.

TWC’s network and information systems are also vulnerable to damage or interruption from power outages, natural disasters (including extreme weather arising from short-term or any long-term changes in weather patterns), terrorist attacks and similar events. Any of these events could have an adverse impact on TWC and its customers, including degradation of service, service disruption, excessive call volume to call centers and damage to TWC’s plant, equipment, data and reputation. Such an event also could result in large expenditures necessary to repair or replace such networks or information systems or to protect them from similar events in the future. Further, the impacts associated with extreme weather or long-term changes in weather patterns, such as rising sea levels or increased and intensified storm activity, may cause increased business interruptions or may require the relocation of some of TWC’s facilities. Significant incidents could result in a disruption of TWC’s operations, customer dissatisfaction or a loss of customers or revenue.

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

As a result of the increasing awareness concerning the importance of safeguarding personal information, the potential misuse of such information and legislation that has been adopted or is being considered regarding the protection, privacy and security of personal information, information-related risks are increasing, particularly for businesses like TWC’s that process, store and transmit large amount of data, including personal information for its customers. TWC could be exposed to significant costs if such risks were to materialize, and such events could damage the reputation and credibility of TWC and its business and have a negative impact on its revenue. TWC could be subject to regulatory actions and claims made by consumers in private litigations involving privacy issues related to consumer data collection and use practices. TWC also could be required to expend significant capital and other resources to remedy any such security breach.

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

As of December 31, 2015, TWC had net debt of $21.332 billion. Adverse changes in the public credit markets, including increases in interest rates, could increase TWC’s cost of borrowing and make it more difficult for TWC to obtain financing. In addition, TWC’s borrowing costs may be affected by debt ratings assigned by independent ratings agencies that are based, in significant part, on TWC’s leverage and its performance as measured by customary credit metrics. A decrease in these ratings would likely increase TWC’s cost of borrowing and make it more difficult for TWC to obtain financing.

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

TWC’s 2015 annual impairment analysis, which was a qualitative assessment performed as of July 1, 2015, did not result in any goodwill or cable franchise rights impairment charges. However, it is possible that impairment charges may be recorded in the future to reflect potential declines in fair value. See “Management’s Discussion and Analysis of Results of Operations and Financial Condition—Critical Accounting Policies and Estimates—Fair Value Estimates—Indefinite-lived Intangible Assets and Goodwill.”

Increases in programming and retransmission costs or the inability to obtain popular programming could adversely affect TWC’s operations and financial results.

Video programming and retransmission costs represent a major component of TWC’s expenses. These costs are expected to continue to increase as the cost of obtaining desirable programming continues to increase. TWC’s video programming costs as a percentage of video revenue have increased over recent years and will continue to increase over the next coming years as cable programming and broadcast station retransmission consent cost increases outpace growth in video revenue. Such cost increases could have an adverse impact on TWC’s financial results.

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

The Company may fail to complete the proposed merger with and into Charter and, even if the merger is successfully completed, the anticipated benefits to the Company’s stockholders may not be realized.

On May 23, 2015, TWC entered into the Charter Merger Agreement with Charter and certain of its subsidiaries, pursuant to which the parties will engage in a series of transactions that will result in the Company and Charter becoming 100% owned subsidiaries of a new public parent company, on the terms and subject to the conditions set forth in the Charter Merger Agreement. The Company and Charter are subject to certain antitrust, competition and communications laws, and the proposed Charter merger is subject to review and approval, including review by the Antitrust Division of the U.S. Department of Justice and the FCC and approval under the Hart-Scott-Rodino Antitrust Improvements Act of 1976. The proposed merger is also subject to a number of customary closing conditions. The Company or Charter may be unable to obtain the necessary approvals or otherwise satisfy the conditions required to complete the transaction on a timely basis or at all. The conditions to the proposed merger could prevent or delay the completion of the transaction.

The protracted period during which the Company has been engaged in merger activity and the fact that the Company is the party to be acquired may make it difficult for the Company to motivate and retain employees. Also, there can be no assurance that regulators will approve the transaction. Regulators may impose conditions, terms, obligations or restrictions on the proposed merger that may have the effect of delaying or preventing its completion. Delays in the merger closing, including as a result of delays in obtaining regulatory approval, could divert attention from the Company’s ongoing operations on the part of management and employees and adversely impact the Company. Failure to complete the proposed merger or an unanticipated delay for any reason could negatively impact the Company’s ability to motivate and retain employees, its relationships with subscribers and customers, its stock price and its future business and financial results.

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

The upcoming broadcast television spectrum incentive auction creates uncertainty and could impose significant additional costs on TWC.

The broadcast television spectrum incentive auction is the first of its kind. The outcome of the auction is not yet known and, as a result, it is uncertain how the participation in the auction by broadcast television stations carried on TWC’s systems, or the repacking process, will impact TWC, its carriage relationships, and its costs.

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

The increasing popularity of bandwidth-intensive Internet-based services has increased the demand for and usage of TWC’s high-speed data service. In order to continue to provide quality high-speed data service at attractive prices and to offer new services, TWC needs the continued flexibility to develop and refine business models that respond to changing consumer uses and demands, to manage bandwidth usage efficiently and to continue to invest in its systems. TWC’s ability to do these things could be restricted by the FCC’s net neutrality rules, its future regulatory treatment of specialized services or Internet traffic exchange and peering arrangements, and other regulatory or legislative efforts to regulate broadband Internet access service providers.

The FCC’s reclassification of broadband Internet access services under Title II of the Communications Act subjects such services to significant new regulation, including the potential for rate regulation, although the Open Internet Order declines to impose such regulation and states that the FCC will not impose prescriptive, industry-wide rate regulation in the future. Such existing or any future additional regulation or legislation could adversely impact TWC’s ability to operate its high-speed data network profitably and to undertake the upgrades and put into operation management practices that may be needed to continue to provide high-quality high-speed data services and new services and could negatively impact TWC’s ability to compete effectively. Furthermore, such regulation or legislation could result in increased tax and related fee obligations for TWC and its broadband services, including the future imposition of federal and state universal service fee obligations on broadband. See “Business—Regulatory Matters—High-speed Internet Access Services—‘Net neutrality’ regulations.”

Rate regulation could materially adversely impact TWC’s operations, business, financial results or financial condition.

Under current FCC regulations, rates for BST video service and associated equipment are permitted to be regulated in areas not subject to a finding of effective competition. In the overwhelming majority of communities it serves, TWC is not subject to BST video rate regulation, either because the local franchising authority has not asked the FCC for permission to regulate rates or because the FCC has found that there is “effective competition.” Also, there is currently no federal rate regulation for TWC’s other services, including high-speed data and voice services. However, as noted above, under Title II of the Communications Act, the FCC could subject broadband Internet access services to rate regulation in the future. Should the FCC or Congress adopt more extensive rate regulation for TWC’s video services or regulate the rates of other services, such as high-speed data and voice services, such regulation could impede TWC’s ability to raise rates or require rate reductions, and in turn could cause TWC’s business, financial results or financial condition to suffer.

TWC may encounter substantially increased pole attachment costs.

Under federal law, TWC has the right to attach cables carrying video and other services to telephone and similar poles of investor-owned utilities at regulated rates. However, because these cables may carry services other than video services, such as high-speed data services or new forms of voice services, some utility pole owners have sought to impose the telecommunications rate on TWC when it carries services other than video services over its attachments. The appropriate method for calculating pole attachment rates for cable operators that also provide broadband Internet access services and VoIP services remains unclear. In November 2015, the FCC revised its pole attachment rules to, among other things, prevent pole owners from charging cable operators that also offer telecommunications services (including broadband Internet access service) pole attachment rates that exceed the cable rate, but such rules could be subject to administrative reconsideration or judicial review. In January 2014, the FCC sought comment on a petition regarding the legal classification of VoIP services for purposes of assessing pole attachment rates, and the petition is still pending.

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

As of December 31, 2015, TWC leased and owned real property housing national operations centers and data centers used in its high-speed data services business in Herndon, Virginia; Charlotte, North Carolina; Raleigh, North Carolina; Syracuse, New York; Austin, Texas; Kansas City, Missouri; Los Angeles, California; San Diego, California; New York, New York; Coudersport, Pennsylvania; Denver, Colorado and Columbus, Ohio, and TWC also leased and owned locations for its corporate offices in New York, New York and Charlotte, North Carolina as well as numerous business offices, warehouses and properties housing regional operations throughout the U.S. TWC’s subsidiary, NaviSite, Inc., leases two locations for its corporate office in Andover, Massachusetts and leases offices and data centers in various cities in the U.S., an office and data centers in the United Kingdom and offices in India. TWC’s signal reception sites, primarily antenna towers and headends, and microwave facilities are located on owned and leased parcels of land, and TWC owns or leases space on the towers on which certain of its equipment is located. TWC owns most of its service vehicles.

TWC believes that its properties, both owned and leased, taken as a whole, are in good operating condition and are suitable and adequate for its business operations.

Item 3. Legal Proceedings.

The legal proceedings information set forth under “Commitments and Contingencies” in Note 17 to the accompanying consolidated financial statements included in this Annual Report on Form 10-K is incorporated herein by reference.

Item 4. Mine Safety Disclosures.

Not applicable.

EXECUTIVE OFFICERS OF THE COMPANY

Pursuant to General Instruction G(3) to Form 10-K, the information regarding the Company’s executive officers required by Item 401(b) of Regulation S-K is hereby included in Part I of this report.

The following table sets forth the name of each executive officer of the Company, the office held by such officer and the age of such officer as of February 12, 2016.

Ellen M. East	54	Executive Vice President and Chief Communications Officer
Dinesh C. Jain	51	Chief Operating Officer
Marc Lawrence-Apfelbaum	60	Executive Vice President, General Counsel and Secretary
Gail G. MacKinnon	53	Executive Vice President and Chief Government Relations Officer
Robert D. Marcus	50	Chairman and Chief Executive Officer
William F. Osbourn, Jr.	51	Senior Vice President, Controller and Chief Accounting Officer and Acting Co-Chief Financial Officer
Matthew Siegel	53	Senior Vice President and Treasurer and Acting Co-Chief Financial Officer
Peter C. Stern	44	Executive Vice President and Chief Product, People and Strategy Officer

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

Mr. Osbourn

William F. Osbourn, Jr. has served as the Company’s Senior Vice President, Controller and Chief Accounting Officer and Acting Co-Chief Financial Officer since June 1, 2015. Prior to that, Mr. Osbourn served as the Company’s Senior Vice President, Controller and Chief Accounting Officer from 2008 and as Vice President of Technical Accounting from 2003. Mr. Osbourn joined the Company from Time Warner Inc. where he had served as Executive Director for External Financial Reporting and Accounting Policy from 2001. Prior to that, Mr. Osbourn spent fourteen years at PricewaterhouseCoopers LLP.

Mr. Siegel

Matthew Siegel has served as the Company’s Senior Vice President and Treasurer and Acting Co-Chief Financial Officer since June 1, 2015. Prior to that, Mr. Siegel served as the Company’s Senior Vice President and Treasurer from 2008. Mr. Siegel joined the Company from Time Warner Inc. where he had served as Vice President and Assistant Treasurer from 2001. Prior to that, Mr. Siegel served as Senior Vice President of Finance and Treasurer of Insight, which was acquired by the Company in 2012.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The principal market for the Company’s common stock, par value $0.01 per share (the “TWC Common Stock”), is the New York Stock Exchange. For quarterly price and dividend information for TWC Common Stock for the two years ended December 31, 2015, see “Quarterly Financial Information” at page 130 herein, which information is incorporated herein by reference. There were approximately 23,000 holders of record of TWC Common Stock as of February 12, 2016.

The Company paid a cash dividend of $0.75 per share of TWC Common Stock in each quarter of 2014, which totaled $857 million during 2014, and paid a cash dividend of $0.75 per share of TWC Common Stock in each quarter of 2015, which totaled $865 million during 2015. On December 17, 2015, the Company’s Board of Directors declared a quarterly cash dividend of $0.75 per share of TWC Common Stock, payable in cash on January 25, 2016 to stockholders of record at the close of business on January 4, 2016. TWC currently expects to pay comparable cash dividends in the future; however, changes in TWC’s dividend program will depend on the Company’s earnings, capital requirements, financial condition and other factors considered relevant by the Company’s Board of Directors.

Issuer Purchases of Equity Securities

In February 2014, the Company suspended its common stock repurchase program (the “Stock Repurchase Program”). The Company did not purchase any equity securities registered by the Company pursuant to Section 12 of the Securities Exchange Act of 1934, as amended, during the quarter ended December 31, 2015 and, as of December 31, 2015, the Company had $2.723 billion remaining under the Stock Repurchase Program authorization.

Item 6. Selected Financial Data.

The selected financial information of TWC as of and for the five years ended December 31, 2015 is set forth at pages 128 through 129 herein and is incorporated herein by reference.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The information set forth under the caption “Management’s Discussion and Analysis of Results of Operations and Financial Condition” at pages 35 through 66 herein is incorporated herein by reference.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

The information set forth under the caption “Market Risk Management” at pages 61 through 62 herein is incorporated herein by reference.

Item 8. Financial Statements and Supplementary Data.

The consolidated financial statements of TWC and the report of independent registered public accounting firm thereon set forth at pages 67 through 124 and 126 herein are incorporated herein by reference.

Quarterly Financial Information set forth at page 130 herein is incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

TWC, under the supervision and with the participation of its management, including the Chief Executive Officer and Acting Co-Chief Financial Officers, evaluated the effectiveness of the design and operation of TWC’s “disclosure controls and procedures” (as such term is defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Acting Co-Chief Financial Officers concluded that TWC’s disclosure controls and procedures are effective to ensure that information required to be disclosed in reports filed or submitted by TWC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that information required to be disclosed by TWC is accumulated and communicated to TWC’s management to allow timely decisions regarding the required disclosure.

Management’s Report on Internal Control Over Financial Reporting

Management’s report on internal control over financial reporting and the report of the independent registered public accounting firm thereon set forth at pages 125 and 127 herein are incorporated herein by reference.

Changes in Internal Control Over Financial Reporting

There have not been any changes in TWC’s internal control over financial reporting during the quarter ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

Item 9B. Other Information.

Not applicable.

PART III

Items 10, 11, 12, 13 and 14.

Directors, Executive Officers and Corporate Governance; Executive Compensation; Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters; Certain Relationships and Related Transactions, and Director Independence; Principal Accounting Fees and Services.

Information called for by Items 10, 11, 12, 13 and 14 of Part III is incorporated by reference from the Company’s definitive Proxy Statement to be filed in connection with its 2016 Annual Meeting of Stockholders pursuant to Regulation 14A or an amendment to this Annual Report, except that (i) the information regarding the Company’s executive officers called for by Item 401(b) of Regulation S-K has been included in Part I of this Annual Report and (ii) the information regarding certain Company equity compensation plans called for by Item 201(d) of Regulation S-K is set forth below.

The Company has adopted a Code of Ethics for its Senior Executive and Senior Financial Officers. A copy of the Code is publicly available on the Company’s website at www.twc.com/investors. Amendments to the Code or any grant of a waiver from a provision of the Code requiring disclosure under applicable SEC rules will also be disclosed on the Company’s website.

Equity Compensation Plan Information

The following table summarizes information as of December 31, 2015 about the Company’s outstanding equity compensation awards and shares of TWC Common Stock reserved for future issuance under the Company’s equity compensation plans.

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights(b)	Weighted-average Exercise Price of Outstanding Options, Warrants and Rights(b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (i))(c)
	(i)	(ii)	(iii)
Equity compensation plans approved by security holders(a)	7,883,806	$ 75.83	8,263,859
Equity compensation plans not approved by security holders	—	—	—

Total	7,883,806	$ 75.83	8,263,859

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

(b)

Column (i) includes 5,693,582 shares of TWC Common Stock underlying outstanding restricted stock units. Because there is no exercise price associated with restricted stock units, such equity awards are not included in the weighted-average exercise price calculation in column (ii).

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

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)(1)-(2) Financial Statements and Schedules:

(i) The list of consolidated financial statements set forth in the accompanying Index to Consolidated Financial Statements and Other Financial Information at page 34 herein is incorporated herein by reference. Such consolidated financial statements are filed as part of this Annual Report.

(ii) All financial statement schedules are omitted because the required information is not applicable, or because the information required is included in the consolidated financial statements and notes thereto.

(3) Exhibits:

The exhibits listed on the accompanying Exhibit Index are filed or incorporated by reference as part of this Annual Report and such Exhibit Index is incorporated herein by reference. Exhibits 10.14 through 10.60 listed on the accompanying Exhibit Index identify management contracts or compensatory plans or arrangements required to be filed as exhibits to this Annual Report, and such listing is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TIME WARNER CABLE INC.

By:	/S/ ROBERT D. MARCUS
Name: Robert D. Marcus
Title: Chairman and Chief Executive Officer

Dated: February 12, 2016

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ ROBERT D. MARCUS Robert D. Marcus	Chairman and Chief Executive Officer (principal executive officer)	February 12, 2016

/S/ WILLIAM F. OSBOURN, JR. William F. Osbourn, Jr.	Senior Vice President, Controller and Chief Accounting Officer and Acting Co-Chief Financial Officer (principal accounting and financial officer)	February 12, 2016

/S/ MATTHEW SIEGEL Matthew Siegel	Senior Vice President and Treasurer and Acting Co-Chief Financial Officer (principal financial officer)	February 12, 2016

/S/ CAROLE BLACK Carole Black	Director	February 12, 2016

/S/ THOMAS H. CASTRO Thomas H. Castro	Director	February 12, 2016

/S/ DAVID C. CHANG David C. Chang	Director	February 12, 2016

/S/ JAMES E. COPELAND, JR. James E. Copeland, Jr.	Director	February 12, 2016

/S/ PETER R. HAJE Peter R. Haje	Director	February 12, 2016

/S/ DONNA A. JAMES Donna A. James	Director	February 12, 2016

/S/ DON LOGAN Don Logan	Director	February 12, 2016

/S/ N.J. NICHOLAS, JR. N.J. Nicholas, Jr.	Director	February 12, 2016

/S/ WAYNE H. PACE Wayne H. Pace	Director	February 12, 2016

/S/ EDWARD D. SHIRLEY Edward D. Shirley	Director	February 12, 2016

/S/ JOHN E. SUNUNU John E. Sununu	Director	February 12, 2016

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

•

Results of operations.  This section provides an analysis of the Company’s results of operations for the three years ended December 31, 2015. This analysis is presented on both a consolidated and reportable segment basis.

•

Financial condition and liquidity.  This section provides an analysis of the Company’s cash flows for the three years ended December 31, 2015, as well as a discussion of the Company’s outstanding debt and commitments as of December 31, 2015. Also included is a discussion of the amount of financial capacity available to fund the Company’s future commitments, as well as a discussion of other financing arrangements.

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

OVERVIEW

TWC is among the largest providers of video, high-speed data and voice services in the U.S., with technologically advanced, well-clustered cable systems located mainly in five geographic areas – New York State (including New York City), the Carolinas, the Midwest (including Ohio, Kentucky and Wisconsin), Southern California (including Los Angeles) and Texas. TWC’s mission is to connect its customers to the world—simply, reliably and with superior service. As of December 31, 2015, TWC served approximately 15.9 million residential and business services customers who subscribed to one or more of its video, high-speed data and voice services. During 2015, TWC’s revenue increased 3.9% to approximately $23.7 billion.

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

Residential Services Segment

TWC offers video, high-speed data and voice services, as well as security and home management services, to residential customers. As of December 31, 2015, the Company served approximately 15.1 million residential services customers and, during 2015, TWC generated approximately $19.0 billion of revenue from the provision of residential services, which represented 80.0% of TWC’s total revenue.

TWC’s video service provides over 300 channels (including, on average, over 200 high-definition (“HD”) channels) and 30,000 video-on-demand choices, an increasing subset of which consumers can watch on the device of their choosing, both inside and outside the home. TWC’s high-speed data service is available in a range of speed (from up to 2 to up to 300 megabits per second (“Mbps”) downstream), price and monthly consumption (unlimited, 30 gigabyte (“GB”) and 5 GB) levels and, for most high-speed data customers, includes access to a nationwide network of nearly 500,000 WiFi hotspots along with communications and Internet security features. TWC’s voice service provides unlimited calling throughout the U.S. and its territories and to Canada, Mexico, China, Hong Kong, India, Norway and the European Union and access to popular features in one simple package. TWC’s IntelligentHome service provides residential customers with security and home management technology. The Company expects growth in Residential Services revenue in 2016 driven by an increase in customers and higher revenue per customer.

Residential Services programming costs represent a significant portion of the Company’s operating costs and expenses and are expected to continue to increase, reflecting rate increases on existing programming services. TWC expects that its programming costs as a percentage of video revenue will continue to increase, in part due to an increasingly competitive environment.

Business Services Segment

TWC offers a wide range of business high-speed data, networking, voice, video, hosting and cloud computing services. As of December 31, 2015, TWC served 752,000 business customers, including small and medium businesses; large enterprises; government, education and non-profit institutions; and telecommunications carriers. TWC offers these services to retail and wholesale businesses using its own network infrastructure and third-party infrastructure as required to meet customer needs.

During 2015, revenue from the provision of business services increased 15.7% to $3.3 billion, which represented 13.9% of TWC’s total revenue. The Company expects continued strong growth in Business Services revenue driven by an increase in the number of customers (the result of continued penetration of buildings currently on its network and investment to connect new buildings to its network), higher wholesale access, growing product penetration, demand for higher-priced tiers of service and price increases. Given the large opportunity and TWC’s still modest share in business services, the Company has established a target of growing Business Services to exceed $5 billion in annual revenue by 2018.

TIME WARNER CABLE INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS

OF OPERATIONS AND FINANCIAL CONDITION—(Continued)

Other Operations Segment

TWC’s Other Operations segment principally consists of (i) Time Warner Cable Media (“TWC Media”), the advertising sales arm of TWC; (ii) the Company’s regional sports networks that carry Los Angeles Lakers’ basketball games and other sports programming (Time Warner Cable SportsNet and Time Warner Cable Deportes and, collectively, the “Lakers’ RSNs”); (iii) the Company’s local sports, news and lifestyle channels (e.g., Time Warner Cable News NY1); (iv) other operating revenue and costs, including those derived from A/N and home shopping network-related services; and (v) beginning in 2014, operating revenue and costs associated with SportsNet LA, a regional sports network carrying the Los Angeles Dodgers’ baseball games and other sports programming. During 2015, TWC generated revenue from Other Operations of $1.7 billion.

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

Residential Services Segment

TWC faces intense competition for residential customers from a variety of alternative communications, information and entertainment delivery sources. TWC competes with companies providing telephone and direct broadcast satellite services as well as overbuilders across each of its residential services. Some of these competitors offer a broad range of services with features and functions comparable to those provided by TWC and in bundles similar to those offered by TWC, sometimes including wireless service. Each of TWC’s residential services also faces competition from other companies that provide services on a stand-alone basis. TWC’s residential video service faces competition from direct broadcast satellite services, and increasingly from companies that deliver content to consumers over the Internet. TWC’s residential high-speed data service faces competition from wireless Internet providers and direct broadcast satellite services. TWC’s residential voice service faces competition from wireless voice providers, “over-the-top” phone services and other alternatives.

Business Services Segment

TWC faces intense competition as to each of its business services offerings. Its business high-speed data, networking and voice services face competition from a variety of providers, including incumbent local telephone companies. TWC’s cell tower backhaul service also faces competition from traditional telephone companies as well as other telecommunications carriers, such as metro and regional fiber-based carriers. TWC’s business video service faces competition from direct broadcast satellite providers. TWC also competes with cloud, hosting and related service providers and application-service providers.

Other Operations Segment

TWC faces intense competition for advertising revenue across many different platforms and from a wide range of local and national competitors. Advertising competition has increased and will likely continue to increase as new formats seek to attract the same advertisers. TWC competes for advertising revenue against, among others, local broadcast

TIME WARNER CABLE INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS

OF OPERATIONS AND FINANCIAL CONDITION—(Continued)

stations, national cable and broadcast networks, radio stations, print media and online advertising companies and content providers.

Financial Statement Presentation

Basis of Presentation

Reclassifications

Certain reclassifications have been made to the prior year financial information presented herein to conform to the current year presentation, including adoption of two recent accounting standards as further detailed in Note 2.

Recent Accounting Standards

See Note 2 to the accompanying consolidated financial statements for accounting standards adopted in 2015 and recently issued accounting standards yet to be adopted.

Consolidated

Revenue. The Company generates revenue from each of its reportable segments: Residential Services, Business Services and Other Operations, each of which is discussed below under “Reportable Segments.”

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

Sales and marketing.  Sales and marketing costs consist of the costs incurred at the Residential Services, Business Services and Other Operations segments to sell and market the Company’s services. Costs primarily include employee-related and third-party marketing costs (e.g., television, online, print and radio advertising). Employee-related costs primarily include costs associated with retail centers and activities related to direct sales, in-bound sales and retention sales.

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

TIME WARNER CABLE INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS

OF OPERATIONS AND FINANCIAL CONDITION—(Continued)

•

Other.  Other revenue primarily includes (i) fees received from distributors of the Lakers’ RSNs; (ii) fees paid to TWC (totaling $147 million, $143 million and $138 million in 2015, 2014 and 2013, respectively) primarily by A/N for (a) the ability to distribute the Company’s high-speed data service and (b) TWC’s management of certain functions, including, among others, the acquisition of programming rights, as well as the provision of certain functions, including engineering; (iii) home shopping network-related revenue (including commissions earned on the sale of merchandise and carriage fees); and (iv) beginning in 2014, fees received from distributors of SportsNet LA. Other revenue also includes intercompany revenue from the Residential Services and Business Services segments for programming provided by the Lakers’ RSNs, the Company’s local sports, news and lifestyle channels and SportsNet LA.

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

Use of Operating Income before Depreciation and Amortization

In discussing its segment performance, the Company may use certain measures that are not calculated and presented in accordance with U.S. generally accepted accounting principles (“GAAP”). These measures include Operating Income before Depreciation and Amortization (“OIBDA”), which the Company defines as Operating Income before depreciation of tangible assets and amortization of intangible assets. For additional information regarding the use of segment OIBDA, see Note 16 to the accompanying consolidated financial statements.

TIME WARNER CABLE INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS

OF OPERATIONS AND FINANCIAL CONDITION—(Continued)

RESULTS OF OPERATIONS

The following discussion provides an analysis of the Company’s results of operations and should be read in conjunction with the accompanying consolidated financial statements and notes thereto.

Consolidated Results

The consolidated financial results for the Company for 2015, 2014 and 2013 were as follows (in millions):

	Year Ended December 31,			% Change
	2015	2014	2013	2015 vs. 2014		2014 vs. 2013
Revenue:
Residential services	$18,966	$18,446	$18,402	2.8%		0.2%
Business services	3,284	2,838	2,312	15.7%		22.8%
Other	1,447	1,528	1,406	(5.3%	)	8.7%

Total revenue	23,697	22,812	22,120	3.9%		3.1%
Costs and expenses:
Programming and content	5,815	5,294	4,950	9.8%		6.9%
Sales and marketing(a)	2,379	2,192	2,048	8.5%		7.0%
Technical operations(a)	1,669	1,530	1,500	9.1%		2.0%
Customer care(a)	900	839	766	7.3%		9.5%
Other operating(a)	4,796	4,729	4,876	1.4%		(3.0%	)
Depreciation	3,560	3,236	3,155	10.0%		2.6%
Amortization	136	135	126	0.7%		7.1%
Merger-related and restructuring costs	203	225	119	(9.8%	)	89.1%

Total costs and expenses	19,458	18,180	17,540	7.0%		3.6%

Operating Income	4,239	4,632	4,580	(8.5%	)	1.1%
Interest expense, net	(1,401)	(1,419)	(1,552)	(1.3%	)	(8.6%	)
Other income, net	150	35	11	328.6%		218.2%

Income before income taxes	2,988	3,248	3,039	(8.0%	)	6.9%
Income tax provision	(1,144)	(1,217)	(1,085)	(6.0%	)	12.2%

Net income	1,844	2,031	1,954	(9.2%	)	3.9%
Less: Net income attributable to noncontrolling interests	—	—	—	NM		NM

Net income attributable to TWC shareholders	$1,844	$2,031	$1,954	(9.2%	)	3.9%

NM—Not meaningful. (a) Amounts include total employee costs, as follows (in millions):

	Year Ended December 31,			% Change
	2015	2014	2013	2015 vs. 2014		2014 vs. 2013
Employee costs	$5,370	$4,990	$4,860	7.6%		2.7%

TIME WARNER CABLE INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS

OF OPERATIONS AND FINANCIAL CONDITION—(Continued)

Revenue. The increase in revenue for 2015 was due to increases in revenue at the Residential Services and Business Services segments, partially offset by a decrease at the Other Operations segment.

The increase in revenue for 2014 was due to increases in revenue at all segments. Compared to 2013, revenue in 2014 includes $116 million of revenue from DukeNet Communications, LLC (“DukeNet”), which was acquired on December 31, 2013.

Revenue by segment, including the amounts attributable to acquisitions, is discussed in greater detail below in “Segment Results.”

Costs and expenses

Operating costs and expenses.  The increase in operating costs and expenses in 2015 was primarily due to increases in programming, employee and maintenance costs, as well as higher content costs associated with SportsNet LA, partially offset by a decline in bad debt expense. The increase in employee costs reflects the Company’s continued investments in sales and marketing, technical operations and customer care initiatives and an increase in pension expense of $108 million.

The increase in operating costs and expenses in 2014 was primarily due to increases in programming costs, SportsNet LA content costs, employee costs, maintenance costs and costs associated with advertising inventory sold on behalf of other video distributors (“ad rep agreements”), partially offset by a decrease in voice costs. The increase in employee costs reflects the Company’s continued investments in sales and marketing, technical operations and customer care initiatives, partially offset by a $124 million decrease in pension expense.

Operating costs and expenses by segment are discussed in greater detail below in “Segment Results.”

Depreciation.  The increase in depreciation in 2015 was primarily due to the continued investment in customer premise equipment and scalable infrastructure, as well as shorter-lived capitalized software assets.

The increase in depreciation in 2014 was primarily due to growth in shorter-lived capitalized software assets and an increase associated with certain DukeNet assets (acquired on December 31, 2013), partially offset by a decrease associated with certain Insight Communications Company, Inc. assets (acquired on February 29, 2012) that were fully depreciated as of August 2013.

Amortization.  Amortization increased in 2014 primarily as a result of DukeNet costs associated with its customer relationship intangible assets.

Merger-related and restructuring costs.  Merger-related costs for 2015, 2014 and 2013 were as follows (in millions):

	Year Ended December 31,
	2015	2014	2013
Charter merger:
Employee retention costs	$84	$ —	$ —
Advisory and legal fees	62	—	—
Comcast merger:
Employee retention costs	27	121	—
Advisory and legal fees	10	74	—
Other acquisitions	—	3	13

Merger-related costs	$183	$ 198	$ 13

TIME WARNER CABLE INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS

OF OPERATIONS AND FINANCIAL CONDITION—(Continued)

The Company expects to incur additional merger-related costs in connection with the Charter merger through the closing of the merger.

The Company incurred restructuring costs of $20 million during 2015 compared to $27 million in 2014 and $106 million in 2013. These restructuring costs were primarily related to employee terminations and other exit costs. The Company expects to incur additional restructuring costs during 2016.

Operating Income.  Operating Income decreased in 2015 primarily due to higher operating costs and expenses and depreciation, partially offset by growth in revenue, as discussed above.

Operating Income increased in 2014 primarily due to growth in revenue, partially offset by higher operating costs and expenses, merger-related and restructuring costs and depreciation, as discussed above.

Interest expense, net.  The decrease in interest expense, net, in 2015 was primarily due to lower average debt outstanding during the periods as compared to 2014, partially offset by an increase in average interest rates on such debt.

Interest expense, net, decreased in 2014 primarily due to lower average fixed-rate debt outstanding during the periods as compared to the prior year.

Other income, net.  Other income, net, detail is shown in the table below (in millions):

	Year Ended December 31,
	2015	2014	2013
Income from equity-method investments, net	$28	$33	$19
Gain on settlement of Verizon Wireless agency agreement(a)	120	—	—
Gain (loss) on equity award reimbursement obligation to Time Warner Inc.	—	1	(10)
Other	2	1	2

Other income, net	$150	$35	$11

(a)

In 2011, in conjunction with SpectrumCo, LLC’s (a joint venture between TWC, Comcast and Bright House Networks) entry into an agreement to sell its advanced wireless spectrum licenses to Cellco Partnership (doing business as Verizon Wireless), TWC and Verizon Wireless entered into agency agreements that allowed TWC to sell Verizon Wireless-branded wireless service, and Verizon Wireless to sell TWC services. Amount represents the settlement of certain terms of the agency agreements in 2015.

Income tax provision.  In 2015, 2014 and 2013, the Company recorded income tax provisions of $1.144 billion, $1.217 billion and $1.085 billion, respectively. The effective tax rates were 38.3%, 37.5% and 35.7% for 2015, 2014 and 2013, respectively.

The income tax provision and effective tax rate for 2014 include a benefit of $24 million as a result of the passage of the New York State budget during the first quarter of 2014 that, in part, lowers the New York State business tax rate beginning in 2016.

The income tax provision and effective tax rate for 2013 include (i) a benefit of $77 million primarily related to changes in the tax rate applied to calculate the Company’s net deferred income tax liability as a result of changes to state tax apportionment factors and (ii) a benefit of $27 million resulting from income tax reform legislation enacted in North Carolina, which, along with other changes, phases in a reduction in North Carolina’s corporate income tax rate over several years.

Absent the impacts of the above items, the effective tax rates would have been 38.3%, 38.2% and 39.1% for 2015, 2014 and 2013, respectively.

TIME WARNER CABLE INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS

OF OPERATIONS AND FINANCIAL CONDITION—(Continued)

Net income attributable to TWC shareholders and net income per common share attributable to TWC common shareholders.  Net income attributable to TWC shareholders and net income per common share attributable to TWC common shareholders were as follows for 2015, 2014 and 2013 (in millions, except per share data):

	Year Ended December 31,			% Change
	2015	2014	2013	2015 vs. 2014		2014 vs. 2013
Net income attributable to TWC shareholders	$1,844	$2,031	$1,954	(9.2%	)	3.9%

Net income per common share attributable to TWC common shareholders:
Basic	$6.46	$7.21	$6.76	(10.4%	)	6.7%

Diluted	$6.44	$7.17	$6.70	(10.2%	)	7.0%

Net income attributable to TWC shareholders decreased in 2015 primarily due to a decrease in Operating Income, partially offset by an increase in other income, net, which included a gain from the settlement of a Verizon Wireless agency agreement, and a decrease in income tax provision.

Net income attributable to TWC shareholders increased in 2014 primarily due to a decrease in interest expense, net, and an increase in Operating Income, partially offset by an increase in income tax provision. Net income per common share attributable to TWC common shareholders for 2014 benefited from lower average common shares outstanding as a result of share repurchases under the Company’s common stock repurchase program (the “Stock Repurchase Program”), which was suspended in February 2014.

TIME WARNER CABLE INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS

OF OPERATIONS AND FINANCIAL CONDITION—(Continued)

Segment Results

Residential Services.  The financial results of the Residential Services segment for 2015, 2014 and 2013 were as follows (in millions):

	Year Ended December 31,			% Change
	2015	2014	2013	2015 vs. 2014		2014 vs. 2013
Revenue:
Video	$9,907	$10,002	$10,481	(0.9%	)	(4.6%	)
High-speed data	7,029	6,428	5,822	9.3%		10.4%
Voice	1,931	1,932	2,027	(0.1%	)	(4.7%	)
Other	99	84	72	17.9%		16.7%

Total revenue	18,966	18,446	18,402	2.8%		0.2%
Operating costs and expenses:
Programming	5,511	5,075	4,845	8.6%		4.7%
Sales and marketing(a)	1,573	1,470	1,396	7.0%		5.3%
Technical operations(a)	1,482	1,379	1,370	7.5%		0.7%
Customer care(a)	749	705	655	6.2%		7.6%
Video franchise and other fees(b)	458	464	484	(1.3%	)	(4.1%	)
Other(a)	704	730	964	(3.6%	)	(24.3%	)

Total operating costs and expenses	10,477	9,823	9,714	6.7%		1.1%

OIBDA	$8,489	$8,623	$8,688	(1.6%	)	(0.7%	)

(a) Amounts include total employee costs, as follows (in millions):

	Year Ended December 31,			% Change
	2015	2014	2013	2015 vs. 2014		2014 vs. 2013
Employee costs	$2,965	$2,743	$2,633	8.1%		4.2%

(b)	Video franchise and other fees include fees collected on behalf of franchising authorities and the FCC.

TIME WARNER CABLE INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS

OF OPERATIONS AND FINANCIAL CONDITION—(Continued)

Selected residential subscriber-related statistics as of December 31, 2015, 2014 and 2013 were as follows (in thousands):

	December 31,			% Change
	2015	2014(a)	2013	2015 vs. 2014		2014 vs. 2013
Video(b)	10,821	10,789	11,197	0.3%		(3.6%	)
High-speed data(c)	12,675	11,675	11,089	8.6%		5.3%
Voice(d)	6,320	5,284	4,806	19.6%		9.9%

Single play(e)	5,752	5,630	5,660	2.2%		(0.5%	)
Double play(f)	4,067	4,525	4,741	(10.1%	)	(4.6%	)
Triple play(g)	5,310	4,356	3,983	21.9%		9.4%

Customer relationships(h)	15,129	14,511	14,384	4.3%		0.9%

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

Revenue.  Residential Services segment revenue increased in 2015 compared to 2014 primarily due to an increase in high-speed data revenue, partially offset by a decrease in video revenue, each of which is discussed further below.

Residential Services segment revenue increased in 2014 compared to 2013 primarily due to an increase in high-speed data revenue, partially offset by decreases in video and voice revenue, each of which is discussed further below.

Average monthly revenue per unit for the Residential Services segment for 2015, 2014 and 2013 was as follows:

	Year Ended December 31,			% Change
	2015	2014	2013	2015 vs. 2014		2014 vs. 2013
Video(a)	$76.54	$75.85	$74.90	0.9%		1.3%
High-speed data(b)	48.11	46.95	43.92	2.5%		6.9%
Voice(c)	27.56	32.35	34.40	(14.8%	)	(6.0%	)
Customer relationship(d)	106.77	106.24	105.28	0.5%		0.9%

(a)	Average monthly residential video revenue per unit represents residential video revenue divided by the corresponding average residential video subscribers for the period.
(b)	Average monthly residential high-speed data revenue per unit represents residential high-speed data revenue divided by the corresponding average residential high-speed data subscribers for the period.
(c)	Average monthly residential voice revenue per unit represents residential voice revenue divided by the corresponding average residential voice subscribers for the period.
(d)

Average monthly residential revenue per residential customer relationship represents residential services revenue divided by the corresponding average residential customer relationships for the period.

TIME WARNER CABLE INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS

OF OPERATIONS AND FINANCIAL CONDITION—(Continued)

Video.  The major components of residential video revenue for 2015, 2014 and 2013 were as follows (in millions):

	Year Ended December 31,			% Change
	2015	2014	2013	2015 vs. 2014		2014 vs. 2013
Programming tiers(a)	$6,308	$6,497	$6,825	(2.9%	)	(4.8%	)
Premium networks	859	811	772	5.9%		5.1%
Transactional video-on-demand	241	221	259	9.0%		(14.7%	)
Video equipment rental and installation charges	1,432	1,375	1,444	4.1%		(4.8%	)
DVR service	609	634	697	(3.9%	)	(9.0%	)
Franchise and other fees(b)	458	464	484	(1.3%	)	(4.1%	)

Total	$9,907	$10,002	$10,481	(0.9%	)	(4.6%	)

(a)

Programming tier revenue includes subscriber fees for the Company’s various tiers or packages of video programming services generally distinguished from one another by the number and type of programming networks they include.

(b)	Franchise and other fees include fees collected on behalf of franchising authorities and the FCC.

The decrease in residential video revenue in 2015 was due to a decline in average video subscribers, partially offset by an increase in average revenue per subscriber. The increase in average revenue per subscriber was primarily the result of growth in video equipment rental and premium network revenue and higher transactional video-on-demand revenue (including the May 2015 Mayweather vs. Pacquiao fight), partially offset by lower programming tier revenue.

The decrease in residential video revenue in 2014 was due to a decline in average video subscribers, partially offset by an increase in average revenue per subscriber. The increase in average revenue per subscriber was primarily the result of price increases and higher premium network revenue (which, for 2013, was reduced by approximately $15 million of subscriber credits issued during the third quarter in connection with a temporary blackout of a premium network resulting from a dispute with a programming vendor), partially offset by lower transactional video-on-demand revenue.

High-speed data.  Residential high-speed data revenue increased in 2015 due to an increase in high-speed data subscribers and growth in average revenue per subscriber. The increase in average revenue per subscriber was primarily due to increases in prices and equipment rental charges and a greater percentage of subscribers purchasing higher-priced tiers of service.

Residential high-speed data revenue increased in 2014 due to growth in average revenue per subscriber and an increase in high-speed data subscribers. The increase in average revenue per subscriber was primarily due to increases in prices and equipment rental charges and a greater percentage of subscribers purchasing higher-priced tiers of service.

Voice.  Residential voice revenue was essentially flat in 2015 as a decrease in average revenue per subscriber was offset by growth in voice subscribers.

The decrease in residential voice revenue in 2014 was due to a decrease in average revenue per subscriber, partially offset by growth in voice subscribers.

Operating costs and expenses.  Operating costs and expenses increased in 2015 due to higher programming, sales and marketing, technical operations and customer care costs, partially offset by a decrease in other operating costs. Employee costs (which are included in each category, as applicable) were impacted by increased pension costs of $58 million in 2015.

Operating costs and expenses increased in 2014 primarily due to increases in programming costs, sales and marketing costs and customer care costs, partially offset by a decline in other operating costs. Employee costs were impacted by a $64 million decrease in pension costs in 2014.

TIME WARNER CABLE INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS

OF OPERATIONS AND FINANCIAL CONDITION—(Continued)

Selected Residential Services average monthly costs per subscriber for 2015, 2014 and 2013 were as follows:

	Year Ended December 31,			% Change
	2015	2014	2013	2015 vs. 2014		2014 vs. 2013
Programming costs per video subscriber	$42.58	$38.49	$34.63	10.6%		11.1%

Voice costs per voice subscriber	$3.57	$4.23	$7.96	(15.6%	)	(46.9%	)

Programming.  The increase in programming costs (which include intercompany expense from the Other Operations segment for programming costs associated with the Lakers’ RSNs, SportsNet LA and the Company’s local sports, news and lifestyle channels) in 2015 was primarily due to contractual rate increases and the carriage of new networks (including SportsNet LA, which launched on February 25, 2014), partially offset by a decline in average video subscribers.

The increase in programming costs in 2014 was primarily due to contractual rate increases and the carriage of SportsNet LA, partially offset by a decline in average video subscribers and lower transactional video-on-demand costs. For 2013, programming costs were reduced by approximately $20 million due to changes in cost estimates for programming services primarily resulting from contract negotiations, changes in programming audit reserves and certain contract settlements.

Sales and marketing.  Sales and marketing costs increased in 2015 primarily due to increased sales-related employee costs as a result of increased headcount and higher compensation costs per employee related to the Company’s subscriber growth initiatives, as well as higher pension expense.

Sales and marketing costs increased in 2014 primarily due to sales and retention headcount growth and higher compensation costs per employee, partially offset by lower pension expense.

Technical operations.  Technical operations costs increased in 2015 primarily due to increased headcount and maintenance and installation-related activities (reflecting subscriber growth and the Company’s continued investments to improve the customer experience), as well as higher pension expense.

Technical operations costs increased in 2014 primarily due to increased maintenance costs, higher compensation costs per employee and headcount growth, each of which reflected the Company’s continued investments to improve the customer experience. These increases were partially offset by lower pension expense.

Customer care.  Customer care costs increased in 2015 primarily due to increased headcount and higher compensation costs per employee (reflecting subscriber growth and the Company’s continued investments to improve the customer experience).

Customer care costs increased in 2014 primarily due to headcount growth and increased call volume, reflecting the Company’s continued investments to improve the customer experience.

Other operating.  Other operating costs decreased in 2015 primarily due to lower bad debt expense, partially offset by increases in a number of other categories.

Other operating costs decreased in 2014 primarily due to declines in voice costs and bad debt expense. Voice costs decreased $216 million in 2014, primarily due to a decrease in delivery costs per subscriber as a result of the in-sourcing of voice transport, switching and interconnection services from Sprint Corporation (which was completed during the first quarter of 2014).

OIBDA.  OIBDA decreased in 2015 and 2014 primarily due to higher operating costs and expenses, partially offset by the increase in revenue, as discussed above.

TIME WARNER CABLE INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS

OF OPERATIONS AND FINANCIAL CONDITION—(Continued)

Business Services.  The financial results of the Business Services segment for 2015, 2014 and 2013 were as follows (in millions):

	Year Ended December 31,			% Change
	2015	2014	2013	2015 vs. 2014	2014 vs. 2013
Revenue:
Video	$385	$365	$347	5.5%	5.2%
High-speed data	1,609	1,341	1,099	20.0%	22.0%
Voice	599	511	421	17.2%	21.4%
Wholesale transport	491	415	251	18.3%	65.3%
Other	200	206	194	(2.9% )	6.2%

Total revenue	3,284	2,838	2,312	15.7%	22.8%
Operating costs and expenses:
Programming	181	152	133	19.1%	14.3%
Sales and marketing(a)	596	515	449	15.7%	14.7%
Technical operations(a)	138	101	81	36.6%	24.7%
Customer care(a)	151	134	111	12.7%	20.7%
Video franchise and other fees(b)	17	16	16	6.3%	—
Other(a)	214	201	171	6.5%	17.5%

Total operating costs and expenses	1,297	1,119	961	15.9%	16.4%

OIBDA	$1,987	$1,719	$1,351	15.6%	27.2%

(a) Amounts include total employee costs, as follows (in millions):

	Year Ended December 31,			% Change
	2015	2014	2013	2015 vs. 2014	2014 vs. 2013
Employee costs	$753	$643	$551	17.1%	16.7%

(b)	Video franchise and other fees include fees collected on behalf of franchising authorities and the FCC.

TIME WARNER CABLE INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS

OF OPERATIONS AND FINANCIAL CONDITION—(Continued)

Selected business subscriber-related statistics as of December 31, 2015, 2014 and 2013 were as follows (in thousands):

	December 31,			% Change
	2015	2014	2013	2015 vs. 2014	2014 vs. 2013
Video(a)	214	203	196	5.4%	3.6%
High-speed data(b)	638	578	517	10.4%	11.8%
Voice(c)	375	323	275	16.1%	17.5%

Single play(d)	362	346	327	4.6%	5.8%
Double play(e)	305	265	230	15.1%	15.2%
Triple play(f)	85	76	67	11.8%	13.4%

Customer relationships(g)	752	687	624	9.5%	10.1%

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

Revenue.  Business Services revenue increased in 2015 primarily due to growth in high-speed data and voice subscribers and higher wholesale transport revenue. The growth in wholesale transport revenue included an increase in cell tower backhaul revenue of $39 million.

Business Services revenue in 2014 included DukeNet revenue of $116 million (the majority of which is included in wholesale transport). Excluding the impact of DukeNet, Business Services revenue increased in 2014 primarily due to growth in high-speed data and voice subscribers and an increase in cell tower backhaul revenue of $40 million.

Operating costs and expenses.  Operating costs and expenses increased in 2015 primarily as a result of increased headcount and higher compensation costs per employee, as well as growth in programming and marketing costs.

Operating costs and expenses increased in 2014 primarily as a result of increased headcount and higher compensation costs per employee, as well as costs associated with DukeNet. These increases were partially offset by lower voice costs due to the in-sourcing of voice transport, switching and interconnection services.

OIBDA.  OIBDA increased in 2015 and 2014 primarily due to the increase in revenue, partially offset by higher operating costs and expenses, as discussed above.

TIME WARNER CABLE INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS

OF OPERATIONS AND FINANCIAL CONDITION—(Continued)

Other Operations.  The financial results of the Other Operations segment for 2015, 2014 and 2013 were as follows (in millions):

	Year Ended December 31,			% Change
	2015	2014	2013	2015 vs. 2014		2014 vs. 2013
Revenue:
Advertising	$1,028	$1,127	$1,019	(8.8%	)	10.6%
Other	682	645	583	5.7%		10.6%

Total revenue	1,710	1,772	1,602	(3.5%	)	10.6%
Operating costs and expenses(a)	1,045	985	769	6.1%		28.1%

OIBDA	$665	$787	$833	(15.5%	)	(5.5% )

(a) Amounts include total employee costs, as follows (in millions):

	Year Ended December 31,			% Change
	2015	2014	2013	2015 vs. 2014		2014 vs. 2013
Employee costs	$331	$322	$320	2.8%		0.6%

Revenue

Advertising.  Advertising revenue decreased in 2015 primarily due to a decrease in political advertising revenue, which was $18 million in 2015 compared to $113 million in 2014. The Company expects advertising revenue in 2016 to increase compared to 2015 due to a cyclical increase in political advertising revenue.

Advertising revenue increased in 2014 primarily due to growth in political advertising revenue, as well as higher non-political revenue from ad rep agreements. Political advertising revenue was $113 million in 2014 compared to $28 million in 2013.

Other.  Other revenue increased in 2015 primarily due to affiliate fees from the Residential Services segment as well as other distributors of the Lakers’ RSNs and SportsNet LA. The Company continues to seek additional distribution agreements for the carriage of SportsNet LA by major distributors.

Other revenue increased in 2014 primarily due to affiliate fees from the Residential Services segment as well as other distributors of the Lakers’ RSNs.

Operating costs and expenses.  Operating costs and expenses increased in 2015 primarily as a result of higher content costs associated with SportsNet LA.

Operating costs and expenses increased in 2014 primarily related to SportsNet LA content costs and growth in costs associated with ad rep agreements.

OIBDA.  OIBDA decreased in 2015 due to a decline in revenue and an increase in operating costs and expenses, as discussed above. OIBDA decreased in 2014 due to an increase in operating costs and expenses, partially offset by higher revenue, as discussed above.

TIME WARNER CABLE INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS

OF OPERATIONS AND FINANCIAL CONDITION—(Continued)

Shared Functions.  Costs and expenses associated with the Company’s shared functions, which consist of operating costs associated with broad “corporate” functions (e.g., accounting and finance, information technology, executive management, legal and human resources) or functions supporting more than one reportable segment that are centrally managed (e.g., facilities, network operations, vehicles and procurement) as well as other activities not directly attributable to a reportable segment, for 2015, 2014 and 2013 were as follows (in millions):

	Year Ended December 31,			% Change
	2015	2014	2013	2015 vs. 2014	2014 vs. 2013
Operating costs and expenses(a)	$3,003	$2,901	$2,892	3.5%	0.3%
Merger-related and restructuring costs	203	225	119	(9.8% )	89.1%

Total costs and expenses	$3,206	$3,126	$3,011	2.6%	3.8%

(a) Amounts include total employee costs, as follows (in millions):

	Year Ended December 31,			% Change
	2015	2014	2013	2015 vs. 2014	2014 vs. 2013
Employee costs	$1,321	$1,282	$1,356	3.0%	(5.5% )

Operating costs and expenses.  Operating costs and expenses increased in 2015 primarily due to increased maintenance expense, higher compensation costs per employee and an increase in insurance expense, partially offset by lower costs as a result of operating efficiencies. Additionally, pension costs increased $27 million in 2015.

Operating costs and expenses increased slightly in 2014 primarily due to increased maintenance expense, partially offset by lower costs as a result of operating efficiencies, including decreased headcount. Additionally, pension costs decreased $38 million in 2014.

Merger-related and restructuring costs.  Refer to “Consolidated Results—Costs and expenses—Merger-related and restructuring costs” for detail of merger-related and restructuring costs in 2015, 2014 and 2013. The Company expects to incur additional merger-related costs in connection with the Charter merger through the closing of the merger, as well as additional restructuring costs during 2016.

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

TWC’s unused committed financial capacity was $4.607 billion as of December 31, 2015, reflecting $1.170 billion of cash and equivalents and $3.437 billion of available borrowing capacity under the Revolving Credit Facility.

TIME WARNER CABLE INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS

OF OPERATIONS AND FINANCIAL CONDITION—(Continued)

Current Financial Condition

As of December 31, 2015, the Company had $22.502 billion of debt, $1.170 billion of cash and equivalents (net debt of $21.332 billion, defined as total debt less cash and equivalents) and $8.995 billion of total TWC shareholders’ equity. As of December 31, 2014, the Company had $23.621 billion of debt, $707 million of cash and equivalents (net debt of $22.914 billion) and $8.013 billion of total TWC shareholders’ equity.

The following table shows the significant items contributing to the change in net debt from December 31, 2014 to December 31, 2015 (in millions):

Balance as of December 31, 2014 (recast)	$22,914
Cash provided by operating activities	(6,539)
Capital expenditures	4,446
Dividends paid	865
Proceeds from exercise of stock options	(129)
Proceeds from settlement of Verizon Wireless agency agreement	(120)
Impact of the change in exchange rates on foreign currency denominated debt(a)	(107)
All other, net	2

Balance as of December 31, 2015	$21,332

(a)

As discussed further in Note 10 to the accompanying consolidated financial statements, the Company has entered into cross-currency swaps to effectively convert its £1.275 billion aggregate principal amount of fixed-rate British pound sterling denominated debt, including annual interest payments and the payment of principal at maturity, to fixed-rate U.S. dollar denominated debt.

On December 17, 2015, TWC’s Board of Directors (“TWC’s Board”) declared a quarterly cash dividend of $0.75 per share of TWC common stock, payable in cash on January 25, 2016 to stockholders of record at the close of business on January 4, 2016.

Cash Flows

Cash and equivalents increased $463 million and $182 million in 2015 and 2014, respectively, and decreased $2.779 billion in 2013. Components of these changes are discussed below in more detail.

TIME WARNER CABLE INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS

OF OPERATIONS AND FINANCIAL CONDITION—(Continued)

Operating Activities

Details of cash provided by operating activities are as follows (in millions):

	Year Ended December 31,
	2015	2014	2013
Operating Income	$4,239	$4,632	$4,580
Depreciation	3,560	3,236	3,155
Amortization	136	135	126
Noncash equity-based compensation	161	182	128
Cash paid for interest, net(a)	(1,382)	(1,435)	(1,576)
Cash paid for income taxes, net(b)	(453)	(352)	(696)
All other, net, including working capital changes	278	(48)	36

Cash provided by operating activities	$6,539	$6,350	$5,753

(a)	Amounts include interest income received (including amounts received under interest rate swap contracts) of $100 million, $127 million and $164 million in 2015, 2014 and 2013, respectively.
(b)	Amounts include cash refunds of income taxes of $15 million, $14 million and $2 million in 2015, 2014 and 2013, respectively.

Cash provided by operating activities increased from $6.350 billion in 2014 to $6.539 billion in 2015. This increase was primarily related to a change in working capital and a decrease in cash paid for interest, net, partially offset by an increase in cash paid for income taxes, net, and a decrease in Operating Income (excluding depreciation and amortization).

On December 19, 2014, the Tax Increase Prevention Act of 2014 was enacted, extending bonus depreciation deductions of 50% of the cost of the Company’s qualified 2014 capital expenditures. Due to the late enactment of this Act, the Company made all 2014 income tax payments as if bonus depreciation was not going to be extended. This resulted in a 2014 overpayment of approximately $120 million, the application of which reduced the Company’s cash paid for income taxes, net, in 2015. On December 18, 2015, the Protecting Americans from Tax Hikes Act of 2015 was enacted, extending bonus depreciation deductions on the cost of the Company’s qualified capital expenditures from 2015 through 2019. Due to the late enactment of this Act, the Company also made all 2015 income tax payments as if bonus depreciation was not going to be extended. This resulted in a 2015 overpayment of approximately $120 million, which will be applied to the Company’s 2016 income tax liability.

Cash paid for interest, net, decreased during 2015 primarily as a result of the maturities of TWC’s 8.25% senior notes due February 2014 ($750 million in aggregate principal amount), 7.50% senior notes due April 2014 ($1.0 billion in aggregate principal amount) and 3.50% senior notes due February 2015 ($500 million in aggregate principal amount).

The Company made no cash contributions to its qualified defined benefit pension plans (the “qualified pension plans”) during 2015. As of December 31, 2015, the qualified pension plans and the nonqualified defined benefit pension plan (the “nonqualified pension plan” and, together with the qualified pension plans, the “pension plans”) were underfunded by $347 million. The Company may make discretionary cash contributions to the qualified pension plans in 2016. Such contributions will be dependent on a variety of factors, including current and expected interest rates, asset performance, the funded status of the qualified pension plans and management’s judgment. For the nonqualified pension plan, the Company will continue to make contributions in 2016 to the extent benefits are paid. See Note 13 to the accompanying consolidated financial statements for additional discussion of the pension plans.

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

Investing Activities

Details of cash used by investing activities are as follows (in millions):

	Year Ended December 31,
	2015	2014	2013
Capital expenditures	$(4,446)	$(4,097)	$(3,198)
Business acquisitions, net of cash acquired:
DukeNet acquisition	—	—	(423)
Purchases of investments:
Short-term investments in U.S. Treasury securities	—	—	(575)
All other	(4)	(2)	(13)
Proceeds from sale, maturity and collection of investments:
Maturity of short-term investments in U.S. Treasury securities	—	—	725
All other	3	19	1
Acquisition of intangible assets	(51)	(39)	(40)
Other investing activities:
Proceeds from settlement of Verizon Wireless agency agreement(a)	120	—	—
All other	33	27	47

Cash used by investing activities	$(4,345)	$(4,092)	$(3,476)

(a)	Refer to “Results of Operations—Consolidated Results—Other income, net” for additional information.

Cash used by investing activities increased from $4.092 billion in 2014 to $4.345 billion in 2015, principally due to an increase in capital expenditures, partially offset by the proceeds from the settlement of certain terms of an agency agreement with Verizon Wireless. The increase in capital expenditures was due to customer relationship growth, as well as the Company’s investments to improve network reliability, upgrade older customer premise equipment and expand its network to additional residences, commercial buildings and cell towers.

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

TIME WARNER CABLE INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS

OF OPERATIONS AND FINANCIAL CONDITION—(Continued)

Capital expenditures by major category were as follows (in millions):

	Year Ended December 31,
	2015	2014	2013
Customer premise equipment(a)	$1,810	$1,565	$1,109
Scalable infrastructure(b)	930	1,004	740
Line extensions(c)	771	695	602
Upgrades/rebuilds(d)	270	149	114
Support capital(e)	665	684	633

Total capital expenditures	$4,446	$4,097	$3,198

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

(e)

Amounts represent all other capital purchases required to run day-to-day operations. These costs typically include vehicles, land and buildings, computer hardware/software, office equipment, furniture and fixtures, tools and test equipment. Amounts include capitalized software costs of $357 million, $323 million and $335 million in 2015, 2014 and 2013, respectively.

Financing Activities

Details of cash used by financing activities are as follows (in millions):

	Year Ended December 31,
	2015	2014	2013
Short-term borrowings (repayments), net	$(507)	$507	$—
Repayments of long-term debt	(500)	(1,750)	(1,500)
Repayments of long-term debt assumed in acquisitions	—	—	(138)
Redemption of mandatorily redeemable preferred equity	—	—	(300)
Dividends paid	(865)	(857)	(758)
Repurchases of common stock(a)	—	(259)	(2,509)
Proceeds from exercise of stock options	129	226	138
Excess tax benefit from equity-based compensation	92	141	93
Taxes paid in cash in lieu of shares issued for equity-based compensation	(72)	(76)	(68)
Other financing activities	(8)	(8)	(14)

Cash used by financing activities	$(1,731)	$(2,076)	$(5,056)

(a)	In February 2014, the Company suspended the Stock Repurchase Program. As of December 31, 2015, the Company had $2.723 billion remaining under the Stock Repurchase Program authorization.

TIME WARNER CABLE INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS

OF OPERATIONS AND FINANCIAL CONDITION—(Continued)

Cash used by financing activities was $1.731 billion in 2015 compared to $2.076 billion in 2014 and $5.056 billion in 2013.

Cash used by financing activities in 2015 primarily consisted of payments of quarterly cash dividends, repayments of borrowings under the Company’s commercial paper program and the repayment of TWC’s 3.50% senior notes due February 2015 ($500 million in aggregate principal amount).

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

Cash used by financing activities in 2013 primarily consisted of repurchases of TWC common stock, the repayment of TWC’s 6.20% senior notes due July 2013 ($1.5 billion in aggregate principal amount), the payment of quarterly cash dividends, the redemption of the mandatorily redeemable non-voting Series A Preferred Equity Membership Units (the “TW NY Cable Preferred Membership Units”) issued by a former subsidiary of TWC, Time Warner NY Cable LLC (“TW NY Cable”), and the repayment of DukeNet’s long-term debt.

Outstanding Debt and Available Financial Capacity

Debt as of December 31, 2015 and 2014 was as follows:

		Interest Rate		Outstanding Balance as of December 31,
	Maturity			2015	2014
					(recast)
				(in millions)
TWC notes and debentures(a)	2017-2042	6.046%	(b)	$20,370	$20,968
TWCE debentures(c)	2023-2033	7.919%	(b)	2,056	2,061
Revolving credit facility(d)	2017			—	—
Commercial paper program(d)	2017			—	507
Capital leases	2016-2042			76	85

Total debt(e)				$22,502	$23,621

(a)

Outstanding balance amounts of the TWC notes and debentures as of December 31, 2015 and 2014 include £1.258 billion and £1.259 billion, respectively, of senior unsecured notes valued at $1.855 billion and $1.960 billion, respectively, using the exchange rates at each date.

(b)	Rate represents a weighted-average effective interest rate as of December 31, 2015 and, for the TWC notes and debentures, includes the effects of interest rate swaps and cross-currency swaps.
(c)

Outstanding balance amounts of the TWCE debentures as of December 31, 2015 and 2014 include an unamortized fair value adjustment of $56 million and $61 million, respectively, primarily consisting of the fair value adjustment recognized as a result of the 2001 merger of America Online, Inc. (now known as AOL Inc.) and Time Warner Inc. (now known as Historic TW Inc.).

(d)

As of December 31, 2015, the Company had $3.437 billion of available borrowing capacity under the Revolving Credit Facility (which reflects a reduction of $63 million for outstanding letters of credit backed by the Revolving Credit Facility).

(e)	Outstanding balance amounts of total debt as of December 31, 2015 and 2014 include current maturities of $5 million and $1.017 billion, respectively.

See Note 8 for further details regarding the Company’s outstanding debt and other financing arrangements, including certain information about maturities, covenants and rating triggers related to such debt and financing arrangements. As of December 31, 2015, TWC was in compliance with the leverage ratio covenant of the Revolving Credit Facility, with a

TIME WARNER CABLE INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS

OF OPERATIONS AND FINANCIAL CONDITION—(Continued)

ratio of consolidated total debt as of December 31, 2015 to consolidated EBITDA for 2015 of approximately 2.6 times. In accordance with the Revolving Credit Facility agreement, consolidated total debt as of December 31, 2015 was calculated as (a) total debt per the accompanying consolidated balance sheet less the TWCE unamortized fair value adjustment (discussed above) and the fair value of debt subject to interest rate swaps, less (b) total cash per the accompanying consolidated balance sheet in excess of $25 million. In accordance with the Revolving Credit Facility agreement, consolidated EBITDA for 2015 was calculated as Operating Income plus depreciation, amortization and equity-based compensation expense.

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

The following table summarizes the Company’s aggregate contractual obligations outstanding as of December 31, 2015, and the estimated timing and effect that such obligations are expected to have on the Company’s liquidity and cash flows in future periods (in millions):

	2016	2017-2018	2019-2020	Thereafter	Total
Programming and content purchases(a)	$5,570	$7,670	$3,360	$10,506	$27,106
Outstanding debt obligations(b)	5	4,007	4,757	13,995	22,764
Interest(c)	1,463	2,749	1,971	12,771	18,954
Operating leases(d)	170	269	170	245	854
Other(e)	405	277	85	397	1,164

Total	$7,613	$14,972	$10,343	$37,914	$70,842

(a)

Programming and content purchases represent contracts that the Company has with cable television networks and broadcast stations to provide programming services to its subscribers. The amounts included above represent estimates of the future programming costs for these contract requirements and commitments based on subscriber numbers and tier placement as of December 31, 2015 applied to the per-subscriber rates contained in these contracts. Actual amounts due under such contracts may differ from the amounts above based on the actual subscriber numbers and tier placements. These amounts also include programming rights negotiated directly with content owners for distribution on TWC-owned channels or networks and commitments related to TWC’s role as an advertising and distribution sales agent for third party-owned channels or networks.

(b)

Outstanding debt obligations represent principal amounts due on outstanding debt obligations as of December 31, 2015. Amounts do not include any fair value adjustments, bond premiums, discounts, interest rate derivatives or interest payments.

(c)

Amounts are based on the outstanding debt balances, respective interest rates and maturity schedule of the respective instruments as of December 31, 2015. Interest ultimately paid on these obligations may differ based on any potential future refinancings entered into by the Company. See Note 8 to the accompanying consolidated financial statements for further details.

(d)	The Company has lease obligations under various operating leases including minimum lease obligations for real estate and operating equipment.
(e)

Other represents various other contractual obligations, including amounts associated with data processing services, high-speed data connectivity, fiber-related and TWC Media obligations. Amounts do not include the Company’s reserve for uncertain tax positions and related accrued interest and penalties, which as of December 31, 2015 totaled $133 million, as the specific timing of any cash payments relating to this obligation cannot be projected with reasonable certainty.

TIME WARNER CABLE INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS

OF OPERATIONS AND FINANCIAL CONDITION—(Continued)

The Company’s total rent expense was $305 million, $298 million and $257 million in 2015, 2014 and 2013, respectively. Included within these amounts are pole attachment rental fees of $81 million, $79 million and $70 million in 2015, 2014 and 2013, respectively.

Minimum pension funding requirements have not been presented in the table above as such amounts have not been determined beyond 2015. The Company made no cash contributions to the qualified pension plans in 2015; however, the Company may make discretionary cash contributions to the qualified pension plans in 2016. For the nonqualified pension plan, the Company contributed $5 million during 2015 and will continue to make contributions in 2016 to the extent benefits are paid.

Contingent Commitments

TWC has cable franchise agreements containing provisions requiring the construction of cable plant and the provision of services to customers within the franchise areas. In connection with these obligations under existing franchise agreements, TWC obtains surety bonds or letters of credit guaranteeing performance to municipalities and public utilities and payment of insurance premiums. Such surety bonds and letters of credit totaled $424 million and $373 million as of December 31, 2015 and 2014, respectively. Payments under these arrangements are required only in the event of nonperformance. TWC does not expect that these contingent commitments will result in any amounts being paid in the foreseeable future.

MARKET RISK MANAGEMENT

Market risk is the potential gain/loss arising from changes in market rates and prices, such as interest rates.

Interest Rate Risk

Fixed-rate Debt

As of December 31, 2015, TWC had fixed-rate debt with an outstanding balance of $22.364 billion and an estimated fair value of $23.637 billion. As discussed below, TWC has entered into interest rate swaps to effectively convert a portion of its fixed-rate debt to variable-rate debt. Based on TWC’s fixed-rate debt obligations outstanding at December 31, 2015, a 25 basis point increase or decrease in the level of interest rates would, respectively, decrease or increase the fair value of the fixed-rate debt by approximately $429 million (excluding the impact of such rate changes on the fair value of the interest rate swaps). Such potential increases or decreases are based on certain simplifying assumptions, including a constant level of fixed-rate debt and an immediate, across-the-board increase or decrease in the level of interest rates with no other subsequent changes for the remainder of the period.

Variable-rate Debt

As of December 31, 2015, TWC had no outstanding variable-rate debt. However, as discussed below, TWC has entered into interest rate swaps to effectively convert a portion of its fixed-rate debt to variable-rate debt.

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

TIME WARNER CABLE INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS

OF OPERATIONS AND FINANCIAL CONDITION—(Continued)

The following table summarizes the terms of the Company’s existing fixed to variable interest rate swaps as of December 31, 2015:

Maturities	2017-2019
Notional amount (in millions)	$5,600
Weighted-average pay rate (variable based on LIBOR plus variable margins)	5.41%
Weighted-average receive rate (fixed)	6.86%

The notional amounts of interest rate instruments, as presented in the above table, are used to measure interest to be paid or received and do not represent the amount of exposure to credit loss. Interest rate swaps represent an integral part of the Company’s interest rate risk management program and resulted in a decrease in interest expense, net, of $92 million in 2015.

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

Indefinite-lived Intangible Assets and Goodwill

At least annually, separate tests are performed to determine if the Company’s indefinite-lived intangible assets (primarily cable franchise rights) and goodwill are impaired. Under the accounting rules, a qualitative assessment may be performed to determine if an impairment is more likely than not to have occurred. If an impairment is more likely than not to have occurred, then a quantitative assessment is required, which may or may not result in an impairment charge. The determination of whether an impairment is more likely than not to have occurred requires significant judgment regarding potential changes in valuation inputs and includes a review of the Company’s most recent projections, analysis of operating results versus the prior year and budget, changes in market values, changes in discount rates and changes in terminal growth rate assumptions. As discussed further in Note 7 to the accompanying consolidated financial statements, as of the Company’s July 1, 2015 annual testing date and based on its qualitative assessment, the Company determined that it was not more likely than not that its cable franchise rights and goodwill were impaired and, therefore, the Company did not perform a quantitative assessment as part of its annual impairment testing.

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

Pension Plans

TWC sponsors two qualified defined benefit pension plans that provide pension benefits to a majority of the Company’s employees. TWC also provides a nonqualified defined benefit pension plan for certain employees. Pension benefits are based on formulas that reflect the employees’ years of service and compensation during their employment period. The Company recognized pension expense associated with these plans of $189 million, $81 million and $205 million in 2015, 2014 and 2013, respectively. Pension expense is determined using certain assumptions, including the expected long-term rate of return on plan assets, discount rate and expected rate of compensation increases. TWC uses a December 31 measurement date for its pension plans. See Notes 3 and 13 to the accompanying consolidated financial statements for additional discussion. The determination of these assumptions is discussed in more detail below.

The Company used a discount rate of 4.32% to compute 2015 pension expense, which was determined by the matching of plan liability cash flows to a portfolio of bonds individually selected from a large population of high-quality corporate bonds. A decrease in the discount rate of 25 basis points, from 4.32% to 4.07% while holding all other assumptions constant, would have resulted in an increase in the Company’s pension expense of approximately $30 million in 2015.

The Company’s expected long-term rate of return on plan assets used to compute 2015 pension expense was 7.50%. In developing the expected long-term rate of return on assets, the Company considered the pension portfolio’s composition, past average rate of earnings, discussions with portfolio managers and the Company’s asset allocation targets. A decrease in the expected long-term rate of return of 25 basis points, from 7.50% to 7.25%, while holding all other assumptions constant, would have resulted in an increase in the Company’s pension expense of approximately $8 million in 2015.

The Company used an estimated rate of future compensation increases of 4.25% to compute 2015 pension expense. A decrease in the rate of 25 basis points, from 4.25% to 4.00%, while holding all other assumptions constant, would have resulted in a decrease in the Company’s pension expense of approximately $10 million in 2015.

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

The Company operates in a highly competitive, consumer and technology driven and rapidly changing business that is affected by government regulation and economic, strategic, political and social conditions. Various factors could adversely affect the operations, business or financial results of TWC in the future and cause TWC’s actual results to differ materially from those contained in the forward-looking statements, including those factors discussed in detail in Item 1A, “Risk Factors,” in Part I of this report, and in TWC’s other filings made from time to time with the Securities and Exchange Commission after the date of this report. In addition, important factors that could cause the Company’s actual results to differ materially from those in its forward-looking statements include:

•	increased competition from existing and new providers of video, data and voice services;

TIME WARNER CABLE INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS

OF OPERATIONS AND FINANCIAL CONDITION—(Continued)

•	the Company’s continued ability to exploit new and existing technologies that appeal to residential and business services customers and advertisers;

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

TIME WARNER CABLE INC.

CONSOLIDATED BALANCE SHEET

	December 31,
	2015	2014
		(recast)
	(in millions)
ASSETS
Current assets:
Cash and equivalents	$1,170	$707
Receivables, less allowances of $94 million and $109 million as of December 31, 2015 and 2014, respectively	916	949
Other current assets	373	383

Total current assets	2,459	2,039
Investments	65	64
Property, plant and equipment, net	16,945	15,990
Intangible assets subject to amortization, net	437	523
Intangible assets not subject to amortization	26,014	26,012
Goodwill	3,139	3,137
Other assets	218	370

Total assets	$49,277	$48,135

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$656	$567
Deferred revenue and subscriber-related liabilities	224	198
Accrued programming and content expense	985	902
Current maturities of long-term debt	5	1,017
Other current liabilities	2,079	1,813

Total current liabilities	3,949	4,497
Long-term debt	22,497	22,604
Deferred income tax liabilities, net	12,830	12,291
Other liabilities	1,002	726
Commitments and contingencies (Note 17)
TWC shareholders’ equity:
Common stock, $0.01 par value, 283.3 million and 280.8 million shares issued and outstanding as of December 31, 2015 and 2014, respectively	3	3
Additional paid-in capital	7,481	7,172
Retained earnings	1,925	1,162
Accumulated other comprehensive loss, net	(414)	(324)

Total TWC shareholders’ equity	8,995	8,013
Noncontrolling interests	4	4

Total equity	8,999	8,017

Total liabilities and equity	$49,277	$48,135

See accompanying notes.

TIME WARNER CABLE INC.

CONSOLIDATED STATEMENT OF OPERATIONS

	Year Ended December 31,
	2015	2014	2013
	(in millions, except per share data)
Revenue	$23,697	$22,812	$22,120
Costs and expenses:
Programming and content	5,815	5,294	4,950
Sales and marketing	2,379	2,192	2,048
Technical operations	1,669	1,530	1,500
Customer care	900	839	766
Other operating	4,796	4,729	4,876
Depreciation	3,560	3,236	3,155
Amortization	136	135	126
Merger-related and restructuring costs	203	225	119

Total costs and expenses	19,458	18,180	17,540

Operating Income	4,239	4,632	4,580
Interest expense, net	(1,401)	(1,419)	(1,552)
Other income, net	150	35	11

Income before income taxes	2,988	3,248	3,039
Income tax provision	(1,144)	(1,217)	(1,085)

Net income	1,844	2,031	1,954
Less: Net income attributable to noncontrolling interests	—	—	—

Net income attributable to TWC shareholders	$1,844	$2,031	$1,954

Net income per common share attributable to TWC common shareholders:
Basic	$6.46	$7.21	$6.76

Diluted	$6.44	$7.17	$6.70

Weighted-average common shares outstanding:
Basic	282.6	279.3	287.6

Diluted	285.9	283.0	291.7

Cash dividends declared per share of common stock	$3.75	$3.00	$2.60

See accompanying notes.

TIME WARNER CABLE INC.

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

	Year Ended December 31,
	2015	2014	2013
	(in millions)
Net income	$1,844	$2,031	$1,954
Change in accumulated unrealized losses on pension benefit obligation, net of income tax benefit (provision) of $24 million in 2015, $230 million in 2014 and $(377) million in 2013	(39)	(369)	604
Change in accumulated deferred gains (losses) on cash flow hedges, net of income tax benefit (provision) of $30 million in 2015, $(1) million in 2014 and $(66) million in 2013	(50)	1	104
Other changes	(1)	—	(1)

Other comprehensive income (loss)	(90)	(368)	707

Comprehensive income	1,754	1,663	2,661
Less: Comprehensive income attributable to noncontrolling interests	—	—	—

Comprehensive income attributable to TWC shareholders	$1,754	$1,663	$2,661

See accompanying notes.

TIME WARNER CABLE INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

	Year Ended December 31,
	2015	2014	2013
		(recast)	(recast)
	(in millions)
OPERATING ACTIVITIES
Net income	$1,844	$2,031	$1,954
Adjustments for noncash and nonoperating items:
Depreciation	3,560	3,236	3,155
Amortization	136	135	126
Pretax gain on settlement of Verizon Wireless agency agreement	(120)	—	—
Deferred income taxes	593	756	363
Equity-based compensation expense	161	182	128
Excess tax benefit from equity-based compensation	(92)	(141)	(93)
Changes in operating assets and liabilities, net of acquisitions and dispositions:
Receivables	53	11	(23)
Accounts payable and other liabilities	360	91	167
Other changes	44	49	(24)

Cash provided by operating activities	6,539	6,350	5,753

INVESTING ACTIVITIES
Capital expenditures	(4,446)	(4,097)	(3,198)
Business acquisitions, net of cash acquired	—	—	(423)
Purchases of investments	(4)	(2)	(588)
Proceeds from sale, maturity and collection of investments	3	19	726
Acquisition of intangible assets	(51)	(39)	(40)
Other investing activities	153	27	47

Cash used by investing activities	(4,345)	(4,092)	(3,476)

FINANCING ACTIVITIES
Short-term borrowings (repayments), net	(507)	507	—
Repayments of long-term debt	(500)	(1,750)	(1,500)
Repayments of long-term debt assumed in acquisitions	—	—	(138)
Redemption of mandatorily redeemable preferred equity	—	—	(300)
Dividends paid	(865)	(857)	(758)
Repurchases of common stock	—	(259)	(2,509)
Proceeds from exercise of stock options	129	226	138
Excess tax benefit from equity-based compensation	92	141	93
Taxes paid in cash in lieu of shares issued for equity-based compensation	(72)	(76)	(68)
Other financing activities	(8)	(8)	(14)

Cash used by financing activities	(1,731)	(2,076)	(5,056)

Increase (decrease) in cash and equivalents	463	182	(2,779)
Cash and equivalents at beginning of year	707	525	3,304

Cash and equivalents at end of year	$1,170	$707	$525

See accompanying notes.

TIME WARNER CABLE INC.

CONSOLIDATED STATEMENT OF EQUITY

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), Net	Non- controlling Interests	Total Equity
	(in millions)
Balance as of December 31, 2012	$3	$7,576	$363	$(663)	$4	$7,283
Net income	—	—	1,954	—	—	1,954
Other comprehensive income	—	—	—	707	—	707
Cash dividends declared ($2.60 per common share)	—	(305)	(453)	—	—	(758)
Repurchase and retirement of common stock	—	(608)	(1,918)	—	—	(2,526)
Equity-based compensation expense	—	128	—	—	—	128
Excess tax benefit realized from equity-based compensation	—	92	—	—	—	92
Shares issued upon exercise of stock options	—	138	—	—	—	138
Taxes paid in lieu of shares issued for equity-based compensation	—	(68)	—	—	—	(68)
Other changes	—	(2)	(1)	—	—	(3)

Balance as of December 31, 2013	3	6,951	(55)	44	4	6,947
Net income	—	—	2,031	—	—	2,031
Other comprehensive loss	—	—	—	(368)	—	(368)
Cash dividends declared ($3.00 per common share)	—	(213)	(644)	—	—	(857)
Repurchase and retirement of common stock	—	(39)	(169)	—	—	(208)
Equity-based compensation expense	—	182	—	—	—	182
Excess tax benefit realized from equity-based compensation	—	141	—	—	—	141
Shares issued upon exercise of stock options	—	226	—	—	—	226
Taxes paid in lieu of shares issued for equity-based compensation	—	(76)	—	—	—	(76)
Other changes	—	—	(1)	—	—	(1)

Balance as of December 31, 2014	3	7,172	1,162	(324)	4	8,017
Net income	—	—	1,844	—	—	1,844
Other comprehensive loss	—	—	—	(90)	—	(90)
Cash dividends declared ($3.75 per common share)	—	—	(1,081)	—	—	(1,081)
Equity-based compensation expense	—	161	—	—	—	161
Excess tax benefit realized from equity-based compensation	—	92	—	—	—	92
Shares issued upon exercise of stock options	—	129	—	—	—	129
Taxes paid in lieu of shares issued for equity-based compensation	—	(72)	—	—	—	(72)
Other changes	—	(1)	—	—	—	(1)

Balance as of December 31, 2015	$3	$7,481	$1,925	$(414)	$4	$8,999

See accompanying notes.

TIME WARNER CABLE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

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

TIME WARNER CABLE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Basis of Presentation

Changes in Basis of Presentation

As discussed more fully in Note 2, during the fourth quarter of 2015, TWC elected to early adopt authoritative guidance issued by the Financial Accounting Standards Board (the “FASB”) related to the presentation of deferred income taxes and debt issuance costs. As required by this guidance, the Company has recast the consolidated balance sheet as of December 31, 2014, the consolidated statement of cash flows for the years ended December 31, 2014 and 2013 and certain related footnotes so that they are comparable to those of 2015.

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

Reclassifications

Certain reclassifications have been made to the prior year financial information to conform to the current year presentation, including adoption of two recent accounting standards as further detailed in Note 2.

TIME WARNER CABLE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2.	RECENT ACCOUNTING STANDARDS

Accounting Standards Adopted in 2015

Presentation of Deferred Income Taxes

In November 2015, the FASB issued authoritative guidance for the purpose of simplifying the presentation of deferred income taxes. Under this guidance, deferred income tax assets and liabilities are required to be presented as noncurrent in the balance sheet. The current requirement that deferred income tax assets and liabilities be offset and presented as a single amount is not affected by this guidance. TWC elected to early adopt this guidance during the fourth quarter of 2015 and has applied a full retrospective approach to all periods presented. Current deferred income tax assets of $269 million as of December 31, 2014 have been reclassified and presented as a reduction to deferred income tax liabilities, net, in the consolidated balance sheet.

Presentation of Debt Issuance Costs

In April 2015, the FASB issued authoritative guidance for the purpose of simplifying the presentation of debt issuance costs. Under this guidance, debt issuance costs related to a recognized debt liability are required to be presented in the balance sheet as a direct reduction from the carrying amount of such debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by this guidance. TWC elected to early adopt this guidance during the fourth quarter of 2015 and has applied a full retrospective approach to all periods presented. Debt issuance costs, net of accumulated amortization, of $8 million and $89 million recognized in other current assets and other assets, respectively, as of December 31, 2014 have been reclassified and presented as a reduction to long-term debt in the consolidated balance sheet.

Accounting Standards Not Yet Adopted

Recognition and Measurement of Financial Assets and Liabilities

In January 2016, the FASB issued authoritative guidance for the purpose of improving certain aspects of the recognition, measurement, presentation and disclosure of financial instruments. Among other things, this guidance requires public entities to measure equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) at fair value with changes in fair value recognized in net income and to perform a qualitative assessment to identify impairment for equity investments without readily determinable fair values. Entities are required to apply this guidance by means of a cumulative-effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption and, for the guidance related to equity securities without readily determinable fair values, entities are required to apply a prospective approach to equity investments that exist as of the date of adoption. This guidance will be effective for TWC on January 1, 2018 and is not expected to have a material impact on the Company’s consolidated financial statements.

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

TIME WARNER CABLE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

	2015	2014	2013
Balance at beginning of year	$109	$77	$65
Provision for bad debts(a)	212	275	249
Write-offs, net of recoveries	(227)	(243)	(237)

Balance at end of year	$94	$109	$77

(a)	Provision for bad debts includes amounts charged to expense associated with the allowance for doubtful accounts and excludes collection expenses and the benefit from late fees billed to subscribers.

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

Property, plant and equipment and related accumulated depreciation as of December 31, 2015 and 2014 consisted of the following:

	December 31,		Estimated Useful
	2015	2014	Lives
	(in millions)		(in years)
Land, buildings and improvements(a)	$2,093	$2,038	1-20
Distribution systems(b)	27,126	24,951	3-25
Converters and modems	6,743	6,141	3-5
Capitalized software costs(c)	2,924	2,572	3-5
Vehicles and other equipment	2,466	2,374	3-10
Construction in progress	424	476

Property, plant and equipment, gross	41,776	38,552
Accumulated depreciation	(24,831)	(22,562)

Property, plant and equipment, net	$16,945	$15,990

(a)

Land, buildings and improvements includes $174 million and $173 million related to land as of December 31, 2015 and 2014, respectively, which is not depreciated. The weighted-average useful life for buildings and improvements is approximately 17.73 years.

(b)	The weighted-average useful life for distribution systems is approximately 13.22 years.
(c)

Capitalized software costs reflect certain costs incurred for the development of internal use software, including costs associated with coding, software configuration, upgrades and enhancements. These costs, net of accumulated depreciation, totaled $807 million and $803 million as of December 31, 2015 and 2014, respectively. Depreciation of capitalized software costs was $361 million in 2015, $317 million in 2014 and $270 million in 2013.

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

Derivative Financial Instruments

Derivative financial instruments are recognized in the consolidated balance sheet as either assets or liabilities at fair value and are designated, if certain conditions are met, as either (a) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment (a “fair value hedge”) or (b) a hedge of the exposure to variable cash flows of a forecasted transaction or a hedge of the foreign currency exposure of a forecasted transaction denominated in a foreign currency (a “cash flow hedge”). For a derivative financial instrument designated as a fair value hedge (e.g., the Company’s interest rate swaps), the gain or loss on the derivative financial instrument is recognized in earnings in the period of change together with the offsetting loss or gain on the hedged item attributable to the risk being hedged. As a result, the consolidated statement of operations includes the impact of changes in the fair value of both the derivative financial instrument and the hedged item, which reflects in earnings the extent to which the hedge is ineffective in achieving offsetting changes in fair value. For a derivative financial instrument designated as a cash flow hedge (e.g., the Company’s cross-currency swaps), the effective portion of the gain or loss on the derivative financial instrument is initially reported in equity as a component of accumulated other comprehensive loss, net, and subsequently reclassified into earnings when the hedged item (e.g., a forecasted transaction denominated in a foreign currency) affects earnings. The ineffective portion of the gain or loss is reported in earnings immediately. Derivative financial instruments are used to manage the risks associated with fluctuations in interest rates and foreign currency exchange rates and are not entered into for speculative or trading purposes.

The fair value of interest rate swaps is determined using a DCF analysis based on the terms of the contract. This valuation requires estimates of future interest rates and judgments about the future credit worthiness of the Company and each counterparty over the terms of the contracts. Similarly, the fair value of cross-currency swaps is determined using a DCF analysis based on the terms of the contracts. This valuation requires estimates of future interest rates, forward exchange rates and judgments about the future credit worthiness of the Company and each counterparty over the terms of the contracts. Refer to Note 10 for further details.

TIME WARNER CABLE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Indefinite-lived Intangible Assets and Goodwill

At least annually, separate tests are performed to determine if the Company’s indefinite-lived intangible assets (primarily cable franchise rights) and goodwill are impaired. Under the accounting rules, a qualitative assessment may be performed to determine if an impairment is more likely than not to have occurred. If an impairment is more likely than not to have occurred, then a quantitative assessment is required, which may or may not result in an impairment charge. The determination of whether an impairment is more likely than not to have occurred requires significant judgment regarding potential changes in valuation inputs. Refer to Note 7 for further details.

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

Segments

Public companies are required to disclose certain information about their reportable operating segments. Operating segments are defined as significant components of an enterprise for which separate financial information is available and is evaluated on a regular basis by the chief operating decision makers in deciding how to allocate resources to an individual operating segment and in assessing performance of the operating segment. The Company classifies its operations into three reportable segments: Residential Services, Business Services and Other Operations. Refer to Note 16 for further details.

Revenue and Costs

Revenue

Revenue consists of the revenue generated by each of the Company’s reportable segments: Residential Services, Business Services and Other Operations.

TIME WARNER CABLE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Residential Services segment revenue consists of (i) video revenue, including subscriber fees received from residential customers for various tiers or packages of video programming services, related equipment rental charges, installation charges, broadcast and sports fees and fees collected on behalf of local franchising authorities and the Federal Communications Commission, as well as revenue from the sale of premium networks, transactional video-on-demand (e.g., events and movies) and digital video recorder service; (ii) high-speed data revenue, including subscriber fees received from residential customers for high-speed data services and related equipment rental and installation charges; (iii) voice revenue, including subscriber fees received from residential customers for voice services, along with related installation charges, as well as fees collected on behalf of governmental authorities; and (iv) other revenue, including revenue from security and home management services and other residential subscriber-related fees.

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

Other Operations segment revenue consists of advertising revenue and other revenue. Advertising revenue is generated through the sale of video and online advertising inventory to local, regional and national advertising customers. Other revenue primarily includes (i) fees received from distributors of the Company’s regional sports networks that carry Los Angeles Lakers’ basketball games and other sports programming (Time Warner Cable SportsNet and Time Warner Cable Deportes); (ii) fees paid to TWC primarily by A/N for (a) the ability to distribute the Company’s high-speed data service and (b) TWC’s management of certain functions, including, among others, the acquisition of programming rights, as well as the provision of certain functions, including engineering; (iii) home shopping network-related revenue (including commissions earned on the sale of merchandise and carriage fees); and (iv) beginning in 2014, fees received from distributors of SportsNet LA.

Revenue Recognition

Residential and business services subscriber fees are recorded as revenue in the period during which the service is provided. Residential and business services revenue received from subscribers who purchase bundled services at a discounted rate is allocated to each product in a pro-rata manner based on the individual product’s selling price (generally, the price at which the product is regularly sold on a standalone basis). Revenue recognition for bundled services is discussed further in “—Multiple-element Transactions—Sales of Multiple Products or Services” below. Installation revenue obtained from traditional cable service connections is recognized as a component of residential and business services revenue when the connections are completed, as installation revenue recognized is less than the related direct selling costs. Advertising revenue is recognized in the period during which the advertisements are exhibited. Fees paid to TWC for the ability to distribute TWC’s services are recognized as revenue in the period in which TWC’s services are distributed to a consumer. Fees received for managing certain functions for A/N are recognized as revenue ratably over the year, which approximates the period in which management functions are performed. Home shopping network-related revenue is recognized as revenue in the period during which the merchandise is sold or the carriage fees are earned.

In the normal course of business, the Company acts as or uses an intermediary or agent in executing transactions with third parties. The accounting issue presented by these arrangements is whether revenue should be reported based on the gross amount billed to the ultimate customer or on the net amount received from the customer after commissions and

TIME WARNER CABLE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

other payments to third parties. To the extent revenue is recorded on a gross basis, any commissions or other payments to third parties are recorded as expense so that the net amount (gross revenue less expense) is reflected in operating income. Accordingly, the impact on operating income is the same whether the revenue was recorded on a gross or net basis.

As an example, TWC is assessed franchise fees by franchising authorities, which are passed on to the customer. The accounting issue presented by these arrangements is whether the revenue should be reported based on the gross amount billed to the ultimate customer or on the net amount received from the customer after payments to franchising authorities. In instances where the fees are being assessed directly to the Company, amounts paid to governmental authorities and amounts received from customers are recorded on a gross basis. That is, amounts paid to governmental authorities are recorded as operating costs and expenses and amounts received from customers are recorded as revenue. The amount of such fees recorded on a gross basis related to video, high-speed data and voice services was $684 million in 2015, $666 million in 2014 and $685 million in 2013.

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

Advertising costs are expensed upon the first exhibition of the related advertisements. Marketing expense (including advertising), net of certain reimbursements from programmers, was $720 million in 2015, $684 million in 2014 and $676 million in 2013.

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

TIME WARNER CABLE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Set forth below is a reconciliation of net income attributable to TWC common shareholders per basic and diluted common share for the years ended December 31, 2015, 2014 and 2013 (in millions, except per share data):

	Year Ended December 31,
	2015	2014	2013
Net income attributable to TWC common shareholders	$1,825	$2,013	$1,944
Net income allocated to participating securities(a)	19	18	10

Net income attributable to TWC shareholders	$1,844	$2,031	$1,954

Weighted-average basic common shares outstanding	282.6	279.3	287.6
Dilutive effect of nonparticipating equity awards	0.9	1.6	1.9
Dilutive effect of participating equity awards(a)	2.4	2.1	2.2

Weighted-average diluted common shares outstanding	285.9	283.0	291.7

Net income per common share attributable to TWC common shareholders:
Basic	$6.46	$7.21	$6.76

Diluted	$6.44	$7.17	$6.70

(a)	Restricted stock units granted to employees and non-employee directors are considered participating securities with respect to regular quarterly cash dividends.

5.	BUSINESS ACQUISITION

On December 31, 2013, TWC completed its acquisition of DukeNet Communications, LLC (“DukeNet”), a regional fiber optic network company that provides data and high-capacity bandwidth services to wireless carrier, data center, government and enterprise customers in North Carolina and South Carolina, as well as five other states in the Southeast, for $572 million in cash (including the repayment of debt), net of cash acquired and capital leases assumed. The financial results for DukeNet, which primarily affect the Business Services segment, have been included in the Company’s consolidated financial statements from the date of acquisition and did not significantly impact the Company’s consolidated financial results for the year ended December 31, 2013.

6.	INVESTMENTS

Investments as of December 31, 2015 and 2014 consisted of the following (in millions):

	December 31,
	2015	2014
Equity-method investments(a)	$62	$60
Other investments	3	4

Total investments	$65	$64

(a)

Equity-method investments includes investments in MLB Network, LLC (5.3% owned), iN Demand L.L.C. (28.6% owned) and National Cable Communications LLC (16.7% owned). In addition, the Company has an equity-method investment in Sterling Entertainment Enterprises, LLC (doing business as SportsNet New York, 26.8% owned). The Company has received distributions in excess of its investment in SportsNet New York and has reflected this amount ($179 million as of December 31, 2015 and 2014) in other liabilities in the consolidated balance sheet.

For the years ended December 31, 2015, 2014 and 2013, the Company recognized income from equity-method investments, net, of $28 million, $33 million and $19 million, respectively, which is included in other income, net, in the consolidated statement of operations.

TIME WARNER CABLE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

7.	INTANGIBLE ASSETS AND GOODWILL

Intangible assets and related accumulated amortization as of December 31, 2015 and 2014 consisted of the following (in millions):

	December 31, 2015			December 31, 2014
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Intangible assets subject to amortization:
Customer relationships	$597	$(353)	$244	$600	$(262)	$338
Cable franchise renewals and access rights	306	(138)	168	297	(130)	167
Other	57	(32)	25	42	(24)	18

Total	$960	$(523)	$437	$939	$(416)	$523

Intangible assets not subject to amortization:
Cable franchise rights	$26,936	$(922)	$26,014	$26,934	$(922)	$26,012

The Company recorded amortization expense of $136 million in 2015, $135 million in 2014 and $126 million in 2013. Based on the remaining carrying value of intangible assets subject to amortization as of December 31, 2015, amortization expense is expected to be $133 million in 2016, $129 million in 2017, $51 million in 2018, $32 million in 2019 and $26 million in 2020. These amounts may vary as acquisitions and dispositions occur in the future.

Changes in the carrying value of goodwill from January 1 through December 31 are presented below (in millions):

	2015	2014
Balance at beginning of year	$3,137	$3,196
Acquisition of DukeNet(a)	—	(61)
Other changes and adjustments	2	2

Balance at end of year(b)	$3,139	$3,137

(a)

During the first quarter of 2014, the Company finalized its fair value estimates for certain long-lived assets (e.g., primarily property, plant and equipment and finite-lived intangible assets) acquired in the acquisition of DukeNet resulting in a net $61 million adjustment to goodwill, which was allocated to each reporting unit based upon relative fair value.

(b)	There were no accumulated goodwill impairment charges as of December 31, 2015 and 2014.

Annual Impairment Analysis

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

TIME WARNER CABLE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Goodwill by reportable segment as of December 31, 2015 and 2014 consisted of the following (in millions):

	December 31,
	2015	2014
Residential Services	$2,260	$2,259
Business Services	785	784
Other Operations	94	94

Total goodwill	$3,139	$3,137

8.	DEBT

Debt as of December 31, 2015 and 2014 consisted of the following (in millions):

		Outstanding Balance as of December 31,
	Maturity	2015	2014
			(recast)
Senior notes and debentures(a)	2017-2042	$22,426	$23,029
Revolving credit facility	2017	—	—
Commercial paper program	2017	—	507
Capital leases	2016-2042	76	85

Total debt		22,502	23,621
Less: Current maturities(b)		(5)	(1,017)

Total long-term debt		$22,497	$22,604

(a)	The weighted-average effective interest rate for the senior notes and debentures as of December 31, 2015 was 6.218% and includes the effects of interest rate swaps and cross-currency swaps.
(b)	Current maturities as of December 31, 2015 include amounts outstanding under capital leases.

TIME WARNER CABLE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Senior Notes and Debentures

TWC Notes and Debentures

Notes and debentures issued by TWC as of December 31, 2015 and 2014 consisted of the following (in millions):

	Date of			Principal	Outstanding Balance as of December 31,
	Issuance	Maturity	Interest Payment
					2015	2014
						(recast)
3.500% notes	Dec 2009	Feb 2015	Feb/Aug	$500	$—	$501
5.850% notes	Apr 2007	May 2017	May/Nov	2,000	2,045	2,075
6.750% notes	June 2008	July 2018	Jan/July	2,000	2,002	1,989
8.750% notes	Nov 2008	Feb 2019	Feb/Aug	1,250	1,242	1,240
8.250% notes	Mar 2009	Apr 2019	Apr/Oct	2,000	2,004	1,992
5.000% notes	Dec 2009	Feb 2020	Feb/Aug	1,500	1,485	1,481
4.125% notes	Nov 2010	Feb 2021	Feb/Aug	700	696	695
4.000% notes	Sep 2011	Sep 2021	Mar/Sep	1,000	992	991
5.750% notes(a)	May 2011	June 2031	June	921	913	964
6.550% debentures	Apr 2007	May 2037	May/Nov	1,500	1,483	1,482
7.300% debentures	June 2008	July 2038	Jan/July	1,500	1,486	1,486
6.750% debentures	June 2009	June 2039	June/Dec	1,500	1,455	1,453
5.875% debentures	Nov 2010	Nov 2040	May/Nov	1,200	1,171	1,170
5.500% debentures	Sep 2011	Sep 2041	Mar/Sep	1,250	1,221	1,220
5.250% notes(b)	June 2012	July 2042	July	958	942	996
4.500% debentures	Aug 2012	Sep 2042	Mar/Sep	1,250	1,233	1,233

Total(c)					$20,370	$20,968

(a)	Outstanding balance amounts include £619 million valued at $913 million as of December 31, 2015 and £619 million valued at $964 million as of December 31, 2014 using the exchange rate at each date.
(b)	Outstanding balance amounts include £639 million valued at $942 million as of December 31, 2015 and £640 million valued at $996 million as of December 31, 2014 using the exchange rate at each date.
(c)

The total principal amount as of December 31, 2015 and 2014 is increased by the estimated fair value of net interest rate swap assets of $62 million and $74 million, respectively, and reduced by unamortized debt issuance costs of $89 million and $97 million, respectively, and unamortized discounts of $132 million and $145 million, respectively, in arriving at the total outstanding balance amounts. Capitalized debt issuance costs are amortized over the term of the related debt instrument as a component of interest expense, net.

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

TIME WARNER CABLE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

TWCE Debentures

Debentures issued by TWCE as of December 31, 2015 and 2014 consisted of the following (in millions):

	Date of				Outstanding Balance as of December 31,
	Issuance	Maturity	Interest Payment	Principal
					2015	2014
8.375% debentures	Mar 1993	Mar 2023	Mar/Sept	$1,000	$1,019	$1,022
8.375% debentures	July 1993	July 2033	Jan/July	1,000	1,037	1,039

Total(a)					$2,056	$2,061

(a)

The total principal amount as of December 31, 2015 and 2014 is increased by an unamortized fair value adjustment of $56 million and $61 million, respectively, primarily consisting of the fair value adjustment recognized as a result of the 2001 merger of America Online, Inc. and Time Warner Inc., in arriving at the total outstanding balance amounts. The fair value adjustment is amortized over the term of the related debt instrument as a reduction to interest expense, net.

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

TIME WARNER CABLE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Revolving Credit Facility and Commercial Paper Program

As of December 31, 2015, the Company has a $3.5 billion senior unsecured five-year revolving credit facility maturing in April 2017 (the “Revolving Credit Facility”). The Company’s obligations under the Revolving Credit Facility are guaranteed by TWCE. Borrowings under the Revolving Credit Facility bear interest at a rate based on the credit rating of TWC, which interest rate was LIBOR plus 1.10% per annum as of December 31, 2015. In addition, TWC is required to pay a facility fee on the aggregate commitments under the Revolving Credit Facility at a rate determined by the credit rating of TWC, which rate was 0.15% per annum as of December 31, 2015. The Revolving Credit Facility provides same-day funding capability, and a portion of the aggregate commitments, not to exceed $500 million at any time, may be used for the issuance of letters of credit.

The Revolving Credit Facility contains a maximum leverage ratio covenant of 5.0 times TWC’s consolidated EBITDA. The terms and related financial metrics associated with the leverage ratio are defined in the agreement. As of December 31, 2015, TWC was in compliance with the leverage ratio covenant, calculated in accordance with the agreement, with a ratio of approximately 2.6 times. The Revolving Credit Facility does not contain any credit ratings-based defaults or covenants or any ongoing covenants or representations specifically relating to a material adverse change in TWC’s financial condition or results of operations. Borrowings under the Revolving Credit Facility may be used for general corporate purposes, and unused credit is available to support borrowings under the Commercial Paper Program (as defined below).

In addition to the Revolving Credit Facility, the Company maintains a $2.5 billion unsecured commercial paper program (the “Commercial Paper Program”) that is also guaranteed by TWCE. Commercial paper issued under the Commercial Paper Program is supported by unused committed capacity under the Revolving Credit Facility and ranks equally with other unsecured senior indebtedness of TWC and TWCE.

As of December 31, 2015, the Company had no borrowings outstanding under the Revolving Credit Facility or the Commercial Paper Program. TWC’s unused committed financial capacity was $4.607 billion as of December 31, 2015, reflecting $1.170 billion of cash and equivalents and $3.437 billion of available borrowing capacity under the Revolving Credit Facility (which reflects a reduction of $63 million for outstanding letters of credit backed by the Revolving Credit Facility).

Maturities

Annual maturities of debt total $5 million in 2016, $2.004 billion in 2017, $2.003 billion in 2018, $3.253 billion in 2019, $1.504 billion in 2020 and $13.995 billion thereafter.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The fair values of assets and liabilities associated with derivative financial instruments recorded in the consolidated balance sheet as of December 31, 2015 and 2014 consisted of the following (in millions):

	Assets		Liabilities
	December 31,		December 31,
	2015	2014	2015	2014
Interest rate swaps(a)(b)	$69	$93	$7	$19
Cross-currency swaps(a)(c)	90	197	80	—

Total	$159	$290	$87	$19

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

(b)

The fair value of assets associated with interest rate swaps as of December 31, 2015 is recorded in other assets in the consolidated balance sheet. Of the total fair value of assets associated with interest rate swaps as of December 31, 2014, $1 million is recorded in other current assets with the remainder recorded in other assets in the consolidated balance sheet. The fair values of liabilities associated with interest rate swaps are recorded in other liabilities in the consolidated balance sheet.

(c)	The fair values of assets and liabilities associated with cross-currency swaps are recorded in other assets and other liabilities, respectively, in the consolidated balance sheet.

Fair Value Hedges

The Company uses interest rate swaps to manage interest rate risk by effectively converting fixed-rate debt into variable-rate debt. Under such contracts, the Company is entitled to receive semi-annual interest payments at fixed rates and is required to make semi-annual interest payments at variable rates, without exchange of the underlying principal amount. Such contracts are designated as fair value hedges. The Company recognized no gain or loss related to its interest rate swaps because the changes in the fair values of such instruments were completely offset by the changes in the fair values of the hedged fixed-rate debt. The fair value of interest rate swaps was determined using a DCF analysis based on the terms of the contract and expected forward interest rates, and incorporates the credit risk of the Company and each counterparty (a Level 2 fair value measurement). The following table summarizes the terms of existing fixed to variable interest rate swaps as of December 31, 2015 and 2014:

	December 31,
	2015	2014
Maturities	2017-2019	2015-2019
Notional amount (in millions)	$5,600	$6,100
Weighted-average pay rate (variable based on LIBOR plus variable margins)	5.41%	4.78%
Weighted-average receive rate (fixed)	6.86%	6.58%

The notional amounts of interest rate instruments, as presented in the above table, are used to measure interest to be paid or received and do not represent the amount of exposure to credit loss.

Cash Flow Hedges

The Company uses cross-currency swaps to manage foreign exchange risk related to foreign currency denominated debt by effectively converting foreign currency denominated debt, including annual interest payments and the payment of principal at maturity, to U.S. dollar denominated debt. Such contracts are designated as cash flow hedges. The Company

TIME WARNER CABLE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

has entered into cross-currency swaps to effectively convert its £1.275 billion aggregate principal amount of fixed-rate British pound sterling denominated debt, including annual interest payments and the payment of principal at maturity, to fixed-rate U.S. dollar denominated debt. The cross-currency swaps have maturities of June 2031 and July 2042. The fair value of cross-currency swaps was determined using a DCF analysis based on expected forward interest and exchange rates, and incorporates the credit risk of the Company and each counterparty (a Level 2 fair value measurement). The following table summarizes the effect of cash flow hedges on the consolidated statements of income and comprehensive income for the years ended December 31, 2015, 2014 and 2013 (in millions):

	Year Ended December 31,
	2015	2014	2013
Deferred gains (losses) recognized in other comprehensive income (loss) (effective portion)	$(187)	$(124)	$209
Deferred gains (losses) reclassified from accumulated other comprehensive loss, net, into other income, net (effective portion)(a)	(107)	(126)	39

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

Assets Measured at Fair Value on a Nonrecurring Basis

The Company’s assets measured at fair value on a nonrecurring basis include equity-method investments, long-lived assets, indefinite-lived intangible assets and goodwill. The Company reviews the carrying amounts of such assets whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable or at least annually as of July 1 for indefinite-lived intangible assets and goodwill. Any resulting asset impairment would require that the asset be reduced to its fair value. Refer to Note 7 for further details regarding the results of the Company’s fair value analysis of cable franchise rights and goodwill.

Fair Value of Other Financial Instruments

The Company’s other financial instruments not measured at fair value on a recurring basis include (a) cash and equivalents, receivables, accounts payable, accrued liabilities and borrowings under the Company’s commercial paper program, which are reflected at cost in the consolidated balance sheet, and (b) the TWC Notes and Debentures and the TWCE Debentures (collectively, the “senior notes and debentures”) not subject to fair value hedge accounting, which are reflected at amortized cost in the consolidated balance sheet. With the exception of the senior notes and debentures, cost approximates fair value for these instruments due to their short-term nature. The carrying value and related estimated fair value of the senior notes and debentures was $22.426 billion and $23.637 billion, respectively, as of December 31, 2015 and $23.029 billion and $27.842 billion, respectively, as of December 31, 2014. Estimated fair values for the senior notes and debentures are determined by reference to the market value of the instrument as quoted on a national securities exchange or in an over-the-counter market (a Level 1 fair value measurement).

11.	TWC SHAREHOLDERS’ EQUITY

Shares Authorized and Outstanding

As of December 31, 2015, TWC is authorized to issue up to approximately 8.333 billion shares of TWC common stock, par value $0.01 per share, of which 283.3 million and 280.8 million shares were issued and outstanding as of December 31, 2015 and 2014, respectively. TWC is also authorized to issue up to approximately 1.0 billion shares of

TIME WARNER CABLE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

preferred stock, par value $0.01 per share. As of December 31, 2015 and 2014, no preferred shares have been issued, nor does the Company have current plans to issue preferred shares.

Changes in Common Stock

Changes in common stock from January 1 through December 31 are presented below (in millions):

	2015	2014	2013
Balance at beginning of year	280.8	277.9	297.7
Shares issued under the equity-based compensation plan	2.5	4.4	4.2
Shares repurchased and retired	—	(1.5)	(24.0)

Balance at end of year	283.3	280.8	277.9

Common Stock Repurchase Program

In February 2014, the Company suspended its $4.0 billion common stock repurchase program (the “Stock Repurchase Program”). As of December 31, 2015, the Company had $2.723 billion remaining under the Stock Repurchase Program authorization.

Common Stock Dividends

TWC’s Board of Directors (“TWC’s Board”) declared quarterly cash dividends per share of TWC common stock in 2015, 2014 and 2013 as follows (in millions, except per share data):

	2015		2014		2013
	Per Share	Amount	Per Share	Amount	Per Share	Amount
First Quarter	$1.50	$431	$0.75	$213	$0.65	$195
Second Quarter	0.75	216	0.75	215	0.65	190
Third Quarter	0.75	218	0.75	214	0.65	188
Fourth Quarter(a)	0.75	216	0.75	215	0.65	185

Total	$3.75	$1,081	$3.00	$857	$2.60	$758

(a)

On December 17, 2015, TWC’s Board declared a quarterly cash dividend of $0.75 per share of TWC common stock, payable in cash on January 25, 2016 to stockholders of record at the close of business on January 4, 2016.

Accumulated Other Comprehensive Income (Loss), Net

Changes in accumulated other comprehensive income (loss), net, included in TWC shareholders’ equity from January 1 through December 31 are presented below (in millions):

	Year Ended December 31,
	2015	2014	2013
Balance at beginning of year	$(324)	$44	$(663)
Other comprehensive income (loss) before reclassifications, net of tax	(182)	(445)	686
Amounts reclassified into earnings, net of tax	92	77	21

Other comprehensive income (loss), net of tax	(90)	(368)	707

Balance at end of year	$(414)	$(324)	$44

TIME WARNER CABLE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes the changes in the components of accumulated other comprehensive income (loss), net, included in TWC shareholders’ equity from January 1 through December 31 (in millions):

	2015	2014	2013
Unrealized losses on pension benefit obligation:
Balance at beginning of year	$(473)	$(104)	$(708)
Other comprehensive income (loss) before reclassifications, net of tax	(65)	(368)	558
Amounts reclassified into earnings, net of tax:
Amortization of net actuarial loss (prior service credit)(a)	41	(2)	75
Income tax provision (benefit)	(15)	1	(29)

Amortization of net actuarial loss (prior service credit), net of tax	26	(1)	46

Other comprehensive income (loss), net of tax	(39)	(369)	604

Balance at end of year	$(512)	$(473)	$(104)

Deferred gains (losses) on cash flow hedges:
Balance at beginning of year	$150	$149	$45
Other comprehensive income (loss) before reclassifications, net of tax	(116)	(77)	129
Amounts reclassified into earnings, net of tax:
Effective portion of (gain) loss on cash flow hedges(b)	107	126	(39)
Income tax provision (benefit)	(41)	(48)	14

Effective portion of (gain) loss on cash flow hedges, net of tax	66	78	(25)

Other comprehensive income (loss), net of tax	(50)	1	104

Balance at end of year	$100	$150	$149

Other changes:
Balance at beginning of year	$(1)	$(1)	$—
Other comprehensive loss before reclassifications, net of tax	(1)	—	(1)
Amounts reclassified into earnings, net of tax	—	—	—

Other comprehensive loss, net of tax	(1)	—	(1)

Balance at end of year	$(2)	$(1)	$(1)

(a)	Amounts are included in the computation of net periodic benefit costs as discussed further in Note 13.
(b)	Amounts are recorded in other income, net in the consolidated statement of operations as discussed further in Note 10.

TIME WARNER CABLE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

12.	EQUITY-BASED COMPENSATION

TWC is authorized, under the Company’s stock incentive plan (the “2011 Plan”) to grant restricted stock units (“RSUs”) and options to purchase shares of TWC common stock to its employees and non-employee directors. As of December 31, 2015, the 2011 Plan provides for the issuance of up to 20.0 million shares of TWC common stock, of which 8.3 million shares were available for grant.

Equity-based compensation expense and the related income tax benefit recognized for the years ended December 31, 2015, 2014 and 2013 was as follows (in millions):

	Year Ended December 31,
	2015	2014	2013
Equity-based compensation expense recognized:
Restricted stock units(a)	$147	$160	$89
Stock options	14	22	39

Total equity-based compensation expense(a)	$161	$182	$128

Income tax benefit recognized	$63	$71	$49

(a)

Amounts include $47 million in 2015 and $56 million in 2014 of equity-based compensation expense recognized in merger-related and restructuring costs in the consolidated statement of operations related to certain retention grants (as defined below).

Restricted Stock Units

The following table summarizes information about unvested RSUs for the year ended December 31, 2015:

	Number of Units	Weighted- Average Grant Date Value
	(in millions)
Unvested as of December 31, 2014	6.264	$112.06
Granted	0.986	179.02
Vested	(1.120)	80.85
Forfeited	(0.436)	129.20

Unvested as of December 31, 2015	5.694	128.47

For the year ended December 31, 2015, TWC granted 986,000 RSUs at a weighted-average grant date fair value of $179.02 per RSU. For the year ended December 31, 2014, TWC granted 3.807 million RSUs at a weighted-average grant date fair value of $135.81 per RSU, which included 143,000 RSUs subject to performance-based vesting conditions (“PBUs”) at a weighted-average grant date fair value of $135.31 per PBU. For the year ended December 31, 2013, TWC granted 1.200 million RSUs at a weighted-average grant date fair value of $87.30 per RSU, which included 142,000 PBUs at a weighted-average grant date fair value of $87.31 per PBU.

The fair value of RSUs that vested during the year was $91 million in 2015, $87 million in 2014 and $98 million in 2013. As of December 31, 2015, the aggregate intrinsic value of unvested RSUs was $1.057 billion. Total unrecognized compensation cost related to unvested RSUs as of December 31, 2015, without taking into account expected forfeitures, was $440 million, which the Company expects to recognize over a weighted-average period of 3.58 years, without taking into account acceleration of vesting.

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

With the exception of the retention grants discussed above, RSUs, including PBUs, generally vest 50% on each of the third and fourth anniversary of the grant date, subject to continued employment and, in the case of PBUs, subject to the satisfaction and certification of the applicable performance conditions. RSUs generally provide for accelerated vesting upon the termination of the grantee’s employment after reaching a specified age and years of service or upon an involuntary termination of the grantee’s employment within 24 months following a change in control of the Company and, in the case of PBUs, subject to the satisfaction and certification of the applicable performance conditions. PBUs are subject to forfeiture if the applicable performance condition is not satisfied. RSUs awarded to non-employee directors are not subject to vesting or forfeiture restrictions and the shares underlying the RSUs will generally be issued in connection with a director’s termination of service as a director. Pursuant to the directors’ compensation program, certain directors with more than three years of service on the Board of Directors have elected an in-service vesting period for their RSU awards. Holders of RSUs are generally entitled to receive cash dividend equivalents or retained distributions related to regular cash dividends or other distributions, respectively, paid by TWC. In the case of PBUs, the receipt of the dividend equivalents is subject to the satisfaction and certification of the applicable performance conditions. Retained distributions are subject to the vesting requirements of the underlying RSUs. Upon the vesting of a RSU, shares of TWC common stock may be issued from authorized but unissued shares or from treasury stock, if any.

TIME WARNER CABLE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Stock Options

The following table summarizes information about stock options that were outstanding as of December 31, 2015:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
	(in millions)		(in years)	(in millions)
Outstanding as of December 31, 2014	4.219	$75.29
Exercised	(1.905)	73.88
Forfeited or expired	(0.124)	87.56

Outstanding as of December 31, 2015	2.190	75.83	5.85	$240

Exercisable as of December 31, 2015	0.881	63.93	4.47	107

Expected to vest as of December 31, 2015	1.291	83.79	6.77	131

For the years ended December 31, 2015 and 2014, TWC granted no stock options. For the year ended December 31, 2013, TWC granted 2.539 million stock options at a weighted-average grant date fair value of $15.66 per option, which included 302,000 stock options subject to performance-based vesting conditions (“PBOs”) at a weighted-average grant date fair value of $15.57 per PBO.

The total intrinsic value of stock options exercised was $165 million in 2015, $285 million in 2014 and $167 million in 2013. Cash received from stock options exercised was $129 million in 2015, $226 million in 2014 and $138 million in 2013. Income tax benefits realized from stock options exercised was $64 million in 2015, $114 million in 2014 and $67 million in 2013. Total unrecognized compensation cost related to unvested stock options as of December 31, 2015, without taking into account expected forfeitures, was $7 million, which the Company expects to recognize over a weighted-average period of 1.08 years, without taking into account acceleration of vesting.

Stock options, including PBOs, have exercise prices equal to the fair market value of TWC common stock at the date of grant. Generally, stock options vest ratably over a four-year vesting period and expire ten years from the date of grant, subject to continued employment and, in the case of PBOs, subject to the satisfaction and certification of the applicable performance condition. Certain stock option awards provide for accelerated vesting upon the termination of the grantee’s employment after reaching a specified age and years of service or upon an involuntary termination of the grantee’s employment within 24 months following a change in control of the Company and, in the case of PBOs, subject to the satisfaction and certification of the applicable performance conditions. PBOs are subject to forfeiture if the applicable performance condition is not satisfied. Upon the exercise of a stock option, shares of TWC common stock may be issued from authorized but unissued shares or from treasury stock, if any.

The table below presents the assumptions used to value stock options at their grant date for the year ended December 31, 2013 and reflects the weighted average of all awards granted within that year:

Expected volatility	26.14%
Expected term to exercise from grant date (in years)	5.94
Risk-free rate	1.19%
Expected dividend yield	2.97%

TIME WARNER CABLE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Changes in the projected benefit obligation, fair value of plan assets and funded status of the pension plans from January 1 through December 31 are presented below (in millions):

	2015	2014
Projected benefit obligation at beginning of year	$3,206	$2,550
Service cost	230	173
Interest cost	147	144
Actuarial (gain) loss	(241)	606
Plan amendment(a)	—	3
Benefits paid(b)	(151)	(270)

Projected benefit obligation at end of year	$3,191	$3,206

Accumulated benefit obligation at end of year	$2,715	$2,709

Fair value of plan assets at beginning of year	$3,106	$3,124
Actual return on plan assets	(116)	247
Employer contributions	5	5
Benefits paid(b)	(151)	(270)

Fair value of plan assets at end of year	$2,844	$3,106

Funded status	$(347)	$(100)

(a)	On February 7, 2014, the TWC Pension Plan was amended to offer a lump sum option to all participants whose benefit commencement date is on or after January 1, 2015.
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

The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for the qualified pension plans and the nonqualified pension plan as of December 31, 2015 and 2014 consisted of the following (in millions):

	Qualified Pension Plans		Nonqualified Pension Plan
	December 31,		December 31,
	2015	2014	2015	2014
Projected benefit obligation	$3,153	$3,166	$38	$40
Accumulated benefit obligation	2,677	2,670	38	39
Fair value of plan assets	2,844	3,106	—	—

TIME WARNER CABLE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Pretax amounts recognized in the consolidated balance sheet as of December 31, 2015 and 2014 consisted of the following (in millions):

	December 31,
	2015	2014
Current liability	$(5)	$(5)
Noncurrent liability	(342)	(95)

Total amounts recognized in liabilities	$(347)	$(100)

Accumulated other comprehensive income (loss), net:
Net actuarial loss	$(862)	$(802)
Prior service credit	27	30

Total amounts recognized in TWC shareholders’ equity	$(835)	$(772)

The components of net periodic benefit costs for the years ended December 31, 2015, 2014 and 2013 consisted of the following (in millions):

	Year Ended December 31,
	2015	2014	2013
Service cost	$230	$173	$204
Interest cost	147	144	139
Expected return on plan assets	(229)	(233)	(214)
Amounts amortized	41	(3)	75
Settlement loss	—	—	1

Net periodic benefit costs	$189	$81	$205

The estimated amounts that are expected to be amortized from accumulated other comprehensive loss, net, into net periodic benefit costs in 2016 include actuarial losses net of prior service credits of $45 million.

Weighted-average assumptions used to determine benefit obligations as of December 31, 2015, 2014 and 2013 consisted of the following:

	2015	2014	2013
Discount rate	4.74%	4.32%	5.27%
Rate of compensation increase	4.25%	4.25%	4.75%

In addition, the mortality tables used to determine benefit obligations as of December 31, 2015, 2014 and 2013 consisted of the following: RP 2000 healthy mortality table loaded 5.5% with generational improvements using Scale BB for 2015 and 2014 and the RP 2000 healthy mortality table projected to 2020 using Scale AA for 2013.

Weighted-average assumptions used to determine net periodic benefit cost for the years ended December 31, 2015, 2014 and 2013 consisted of the following:

	2015	2014	2013
Expected long-term rate of return on plan assets	7.50%	7.50%	7.50%
Discount rate	4.32%	5.27%	4.31%
Rate of compensation increase	4.25%	4.75%	4.75%

The discount rates used to determine benefit obligations and net periodic benefit costs were determined by the matching of plan liability cash flows to a portfolio of bonds individually selected from a large population of high-quality corporate bonds.

TIME WARNER CABLE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In developing the expected long-term rate of return on plan assets, the Company considered the pension portfolio’s composition, past average rate of earnings, discussions with portfolio managers and the Company’s asset allocation targets. The weighted-average expected long-term rate of return on plan assets used to determine net periodic benefit cost for the year ended December 31, 2016 is expected to be 7.50%.

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

The target and actual investment allocation of the qualified pension plans by asset category as of December 31, 2015 and 2014 consisted of the following:

		Actual Allocation
	Target Allocation	as of December 31,
		2015	2014
Return-seeking securities	70.0%	66.0%	68.2%
Liability-matching securities	30.0%	33.7%	31.4%
Other investments	0.0%	0.3%	0.4%

TIME WARNER CABLE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following tables set forth the investment assets of the qualified pension plans, which exclude accrued investment income and other receivables and accrued liabilities, by level within the fair value hierarchy as of December 31, 2015 and 2014 (in millions):

	December 31, 2015
		Fair Value Measurements
	Fair Value	Level 1	Level 2	Level 3
Cash	$1	$1	$—	$—
Common stocks:
Domestic(a)	1,051	1,051	—	—
International(a)	368	368	—	—
Commingled equity funds(b)	337	—	337	—
Other equity securities(c)	4	4	—	—
Corporate debt securities(d)	325	—	325	—
Commingled bond funds(b)	259	—	259	—
U.S. Treasury debt securities(a)	255	255	—	—
Collective trust funds(e)	89	—	89	—
U.S. government agency asset-backed debt securities(f)	34	—	34	—
Corporate asset-backed debt securities(g)	8	—	8	—
Other fixed-income securities(h)	104	—	104	—
Other investments(i)	7	—	—	7

Total investments assets	2,842	$1,679	$1,156	$7

Accrued investment income and other receivables(j)	65
Accrued liabilities(j)	(63)

Fair value of plan assets	$2,844

TIME WARNER CABLE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

(a)

Common stocks, mutual funds and U.S. Treasury debt securities are valued at the closing price reported on the active market on which the individual securities are traded. No single industry comprised a significant portion of common stock held by the qualified pension plan as of December 31, 2015 and 2014.

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

(j)

Accrued investment income and other receivables includes amounts receivable under foreign exchange contracts of $54 million and $67 million as of December 31, 2015 and 2014, respectively. Accrued liabilities includes amounts accrued under foreign exchange contracts of $54 million and $67 million as of December, 2015 and 2014, respectively. The fair value of the assets and liabilities associated with these foreign exchange contracts are presented on a gross basis and are valued using the exchange rates in effect for the applicable currencies as of the valuation date (a Level 1 fair value measurement).

TIME WARNER CABLE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Changes in the fair value of investment assets valued using significant unobservable inputs (Level 3) from January 1 through December 31 are presented below (in millions):

	2015	2014
Balance at beginning of year	$10	$10
Purchases and sales:
Purchases	2	2
Sales	(7)	(2)

Sales, net	(5)	—
Actual return on plan assets held at end of year	2	—

Balance at end of year	$7	$10

Expected Cash Flows

The Company made no cash contributions to the qualified pension plans during 2015; however, the Company may make discretionary cash contributions to the qualified pension plans in 2016. Such contributions will be dependent on a variety of factors, including current and expected interest rates, asset performance, the funded status of the qualified pension plans and management’s judgment. For the nonqualified pension plan, the Company will continue to make contributions in 2016 to the extent benefits are paid.

Benefit payments for the pension plans are expected to be $126 million in 2016, $142 million in 2017, $158 million in 2018, $174 million in 2019, $189 million in 2020 and $1.176 billion in 2021 to 2025.

Multiemployer Plans

TWC contributes to a number of multiemployer plans under the terms of collective-bargaining agreements that cover its union-represented employees. Such multiemployer plans provide medical, pension and retirement savings benefits to active employees and retirees. The Company made contributions to multiemployer plans of $46 million in 2015, $45 million in 2014 and $44 million in 2013.

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

The multiemployer pension plans to which the Company contributes each received a Pension Protection Act “green” zone status in 2014. The zone status is based on the most recent information the Company received from the plan and is certified by the plan’s actuary. Among other factors, plans in the green zone are at least 80% funded.

Defined Contribution Plan

TWC employees also participate in a defined contribution plan, the TWC Savings Plan, for which the expense for employer matching contributions totaled $97 million in 2015, $91 million in 2014 and $82 million in 2013. The Company’s contributions to the TWC Savings Plan are primarily based on a percentage of the employees’ elected contributions and are subject to plan provisions.

TIME WARNER CABLE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

14.	MERGER-RELATED AND RESTRUCTURING COSTS

Merger-related and restructuring costs for the years ended December 31, 2015, 2014 and 2013 consisted of the following (in millions):

	Year Ended December 31,
	2015	2014	2013
Merger-related costs	$183	$198	$13
Restructuring costs	20	27	106

Total merger-related and restructuring costs	$203	$225	$119

Merger-related Costs

For the year ended December 31, 2015, the Company incurred merger-related costs of $183 million of which $146 million related to the Charter merger, including employee retention costs of $84 million and advisory and legal fees of $62 million, and $37 million related to the Comcast merger, including employee retention costs of $27 million and advisory and legal fees of $10 million. For the year ended December 31, 2014, the Company incurred merger-related costs of $198 million of which $195 million related to the Comcast merger, including employee retention costs of $121 million and advisory and legal fees of $74 million. Merger-related costs for the year ended December 31, 2014 also included $3 million incurred in connection with the acquisition of DukeNet. For the year ended December 31, 2013, the Company incurred merger-related costs of $13 million, primarily associated with the acquisitions of Insight Communications Company, Inc. (“Insight”) and DukeNet. The Company expects to incur additional merger-related costs in connection with the Charter merger through the closing of the merger. Changes in accruals for merger-related costs from January 1 through December 31 are presented below (in millions):

	Employee Costs	Other Costs	Total
Remaining liability as of December 31, 2012	$7	$7	$14
Costs incurred	—	13	13
Cash paid	(4)	(17)	(21)

Remaining liability as of December 31, 2013	3	3	6
Costs incurred	68	75	143
Adjustments	(1)	—	(1)
Cash paid	(5)	(61)	(66)

Remaining liability as of December 31, 2014	65	17	82
Costs incurred	64	77	141
Costs reimbursed by Charter	—	(5)	(5)
Cash paid	(82)	(83)	(165)

Remaining liability as of December 31, 2015(a)	$47	$6	$53

(a)	The remaining $53 million liability as of December 31, 2015 is classified as a current liability in the consolidated balance sheet.

In addition to the cash settled liabilities shown in the table above, the Company also issued retention RSUs, as discussed in Note 12, which resulted in additional merger-related costs of $47 million in 2015 and $56 million in 2014.

TIME WARNER CABLE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Restructuring Costs

For the years ended December 31, 2015, 2014 and 2013, the Company incurred restructuring costs of $20 million, $27 million and $106 million respectively, primarily related to employee terminations and other exit costs. The Company expects to incur additional restructuring costs during 2016. Changes in restructuring reserves from January 1 through December 31 are presented below (in millions):

	Employee Termination Costs	Other Exit Costs	Total
Remaining liability as of December 31, 2012	$24	$3	$27
Costs incurred	88	18	106
Cash paid	(73)	(17)	(90)

Remaining liability as of December 31, 2013	39	4	43
Costs incurred	14	16	30
Adjustments	(3)	—	(3)
Cash paid	(42)	(20)	(62)

Remaining liability as of December 31, 2014	8	—	8
Costs incurred	20	—	20
Cash paid	(16)	—	(16)

Remaining liability as of December 31, 2015(a)	$12	$—	$12

(a)

Of the remaining liability as of December 31, 2015, $7 million is classified as a current liability, with the remaining amount classified as a noncurrent liability in the consolidated balance sheet. Amounts are expected to be paid through March 2019.

15.	INCOME TAXES

The current and deferred income tax (benefit) provision for the years ended December 31, 2015, 2014 and 2013 consisted of the following (in millions):

	Year Ended December 31,
	2015	2014	2013
Federal:
Current	$444	$363	$631
Deferred	525	681	411
State:
Current	107	98	91
Deferred	68	75	(48)

Total	$1,144	$1,217	$1,085

The differences between income tax (benefit) provision expected at the U.S. federal statutory income tax rate of 35% and income tax (benefit) provision provided for the years ended December 31, 2015, 2014 and 2013 consisted of the following (in millions):

	Year Ended December 31,
	2015	2014	2013
Income tax provision at U.S. federal statutory rate	$1,046	$1,137	$1,064
State and local taxes, net of federal tax effects	114	112	28
Other	(16)	(32)	(7)

Total	$1,144	$1,217	$1,085

TIME WARNER CABLE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Significant components of deferred income tax liabilities, net, as of December 31, 2015 and 2014 consisted of the following (in millions):

	December 31,
	2015	2014
Cable franchise rights and customer relationships, net	$(8,627)	$(8,298)
Property, plant and equipment	(4,740)	(4,466)
Other	(100)	(133)

Deferred income tax liabilities	(13,467)	(12,897)
Net operating loss carryforwards(a)	24	92
Tax credit carryforwards(a)	32	31
Other	604	511
Valuation allowances(b)	(23)	(28)

Deferred income tax assets	637	606

Deferred income tax liabilities, net	$(12,830)	$(12,291)

(a)

Net operating loss and tax credit carryforwards expire in varying amounts through 2035. Aside from certain net operating loss and state tax credit carryforwards for which a valuation allowance has been established, the Company does not expect these carryforwards to expire unutilized.

(b)

The Company’s valuation allowance for deferred income tax assets recorded as of December 31, 2015 and 2014 primarily relates to certain net operating loss and state tax credit carryforwards. The valuation allowance is based upon the Company’s assessment that it is more likely than not that a portion of the deferred income tax asset will not be realized.

Changes in deferred income tax liabilities, net, from January 1 through December 31 are presented below (in millions):

	2015	2014	2013
Balance at beginning of year	$(12,291)	$(11,764)	$(10,963)
Deferred income tax provision	(593)	(756)	(363)
Acquisition of Insight	—	—	5
Recorded directly to TWC shareholders’ equity as a component of accumulated other comprehensive income (loss), net:
Change in accumulated unrealized losses on pension benefit obligation	24	230	(377)
Change in accumulated deferred gains (losses) on cash flow hedges	30	(1)	(66)

Balance at end of year	$(12,830)	$(12,291)	$(11,764)

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

	2015	2014	2013
Balance at beginning of year	$112	$108	$73
Additions for prior year tax positions	10	16	30
Additions for current year tax positions	18	13	19
Reductions for prior year tax positions	(2)	(5)	—
Lapses in statute of limitations	(16)	(5)	(3)
Settlements and reversals of timing differences	(8)	(15)	(11)

Balance at end of year	$114	$112	$108

If the Company were to recognize the benefits of these uncertain income tax positions, the income tax provision and effective tax rate would be impacted by $83 million in 2015, $74 million in 2014 and $68 million in 2013, including interest and penalties and net of the federal and state benefit for income taxes. These benefit amounts include interest and penalties of $14 million in 2015, $15 million in 2014 and $20 million in 2013, net of the federal and state benefit for income taxes.

The impact of temporary differences and tax attributes are considered when calculating accruals for interest and penalties associated with the reserve for uncertain income tax positions. The amount accrued for interest and penalties, before the federal and state benefit for income taxes, as of December 31, 2015 and 2014 was $19 million and $20 million, respectively. The Company recognizes interest and penalties accrued on uncertain income tax positions as part of the income tax provision. The income tax provision includes provision (benefit) related to interest and penalties, before the federal and state provision (benefit) for income taxes, of $(7) million in 2014 and $6 million in 2013. The provision (benefit) related to interest and penalties in 2015 was insignificant.

The Company has determined that it is reasonably possible that its existing reserve for uncertain income tax positions as of December 31, 2015 could decrease by up to approximately $28 million during the twelve-month period ending December 31, 2016 related to various ongoing audits and settlement discussions with the Internal Revenue Service (the “IRS”) and various state and local jurisdictions.

If the Company were to recognize the benefits of these uncertain income tax positions upon a favorable resolution of these matters, the income tax provision and effective tax rate could be impacted by up to approximately $23 million, including interest and penalties and net of the federal and state benefit for income taxes. This benefit amount includes interest and penalties of approximately $2 million, net of the federal and state benefit for income taxes. The Company otherwise does not currently anticipate that its reserve for uncertain income tax positions as of December 31, 2015 will significantly increase or decrease during the twelve-month period ended December 31, 2016; however, various events could cause the Company’s current expectations to change in the future.

The IRS is currently examining TWC’s income tax returns for 2011 and 2012. Prior to TWC’s separation from Time Warner Inc. (“Time Warner”) in March 2009 (the “Separation”), TWC was included in the consolidated U.S. federal and certain state income tax returns of Time Warner. The IRS is currently examining Time Warner’s 2008 through 2010 income tax returns. The Company does not anticipate that these examinations will have a material impact on the

TIME WARNER CABLE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Company’s consolidated financial position or results of operations. In addition, the Company is also subject to ongoing examinations of the Company’s tax returns by state and local tax authorities for various periods. Activity related to these state and local examinations did not have a material impact on the Company’s consolidated financial position or results of operations in 2015, nor does the Company anticipate a material impact in the future. In August 2014, the IRS examination of TWC’s 2009 and 2010 income tax returns for periods after the Separation was settled. In September 2014, the IRS examination of Time Warner’s income tax returns for 2005 to 2007, which are periods prior to the Separation, was settled with the exception of an immaterial item that has been referred to the IRS Appeals Division. The resolution of these examinations did not have a material impact on the Company’s consolidated financial position or results of operations.

16.	SEGMENT INFORMATION

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

TIME WARNER CABLE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Segment information for the years ended December 31, 2015, 2014 and 2013 is as follows (in millions):

	Year Ended December 31, 2015
	Residential Services Segment	Business Services Segment	Other Operations Segment	Shared Functions	Intersegment Eliminations	Total Consolidated
Revenue(a)	$18,966	$3,284	$1,710	$—	$(263)	$23,697
Operating costs and expenses	(10,477)	(1,297)	(1,045)	(3,003)	263	(15,559)
Merger-related and restructuring costs	—	—	—	(203)	—	(203)

OIBDA	$8,489	$1,987	$665	$(3,206)	$—	7,935

Depreciation						(3,560)
Amortization						(136)

Operating Income						$4,239

	Year Ended December 31, 2014
	Residential Services Segment	Business Services Segment	Other Operations Segment	Shared Functions	Intersegment Eliminations	Total Consolidated
Revenue(a)	$18,446	$2,838	$1,772	$—	$(244)	$22,812
Operating costs and expenses	(9,823)	(1,119)	(985)	(2,901)	244	(14,584)
Merger-related and restructuring costs	—	—	—	(225)	—	(225)

OIBDA	$8,623	$1,719	$787	$(3,126)	$—	8,003

Depreciation						(3,236)
Amortization						(135)

Operating Income						$4,632

	Year Ended December 31, 2013
	Residential Services Segment	Business Services Segment	Other Operations Segment	Shared Functions	Intersegment Eliminations	Total Consolidated
Revenue(a)	$18,402	$2,312	$1,602	$—	$(196)	$22,120
Operating costs and expenses	(9,714)	(961)	(769)	(2,892)	196	(14,140)
Merger-related and restructuring costs	—	—	—	(119)	—	(119)

OIBDA	$8,688	$1,351	$833	$(3,011)	$—	7,861

Depreciation						(3,155)
Amortization						(126)

Operating Income						$4,580

(a)	Revenue derived from outside the U.S. was insignificant in all periods presented. No single customer accounted for a significant amount of revenue in any period presented.

TIME WARNER CABLE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Intersegment Eliminations relates to the programming provided to the Residential Services and Business Services segments by the RSNs and local sports, news and lifestyle channels. These services are reflected as programming expense for the Residential Services and Business Services segments and as revenue for the Other Operations segment.

Revenue for the years ended December 31, 2015, 2014 and 2013 was derived from the following sources (in millions):

	Year Ended December 31,
	2015	2014	2013
Residential Services revenue:
Video	$9,907	$10,002	$10,481
High-speed data	7,029	6,428	5,822
Voice	1,931	1,932	2,027
Other	99	84	72

Total Residential Services revenue	18,966	18,446	18,402
Business Services revenue:
Video	385	365	347
High-speed data	1,609	1,341	1,099
Voice	599	511	421
Wholesale transport	491	415	251
Other	200	206	194

Total Business Services revenue	3,284	2,838	2,312
Other Operations revenue:
Advertising	1,028	1,127	1,019
Other	682	645	583

Total Other Operations revenue	1,710	1,772	1,602
Intersegment eliminations	(263)	(244)	(196)

Total revenue	$23,697	$22,812	$22,120

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

TIME WARNER CABLE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

This non-GAAP measure should be considered in addition to, not as a substitute for, the Company’s Operating Income and net income attributable to TWC shareholders, as well as other measures of financial performance reported in accordance with GAAP, and may not be comparable to similarly titled measures used by other companies.

17.	COMMITMENTS AND CONTINGENCIES

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

TWC has cable franchise agreements containing provisions requiring the construction of cable plant and the provision of services to customers within the franchise areas. In connection with these obligations under existing franchise agreements, TWC obtains surety bonds or letters of credit guaranteeing performance to municipalities and public utilities and payment of insurance premiums. Such surety bonds and letters of credit as of December 31, 2015 and 2014 totaled $424 million and $373 million, respectively. Payments under these arrangements are required only in the event of nonperformance. TWC does not expect that these contingent commitments will result in any amounts being paid in the foreseeable future.

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

The Company’s total rent expense, which primarily includes facility rental expense and pole attachment rental fees, was $305 million in 2015, $298 million in 2014 and $257 million in 2013. The Company has lease obligations under various operating leases including minimum lease obligations for real estate and operating equipment.

The minimum rental commitments under long-term operating leases during the next five years are $170 million in 2016, $144 million in 2017, $125 million in 2018, $99 million in 2019, $71 million in 2020 and $245 million thereafter.

The following table summarizes the Company’s aggregate contractual obligations outstanding as of December 31, 2015 under certain programming and content purchase agreements and various other contractual obligations (including amounts associated with data processing services, high-speed data connectivity, fiber-related and TWC Media obligations) and the estimated timing and effect that such obligations are expected to have on the Company’s liquidity and cash flows in future periods (in millions):

2016	$5,975
2017 - 2018	7,947
2019 - 2020	3,445
Thereafter	10,903

Total	$28,270

TIME WARNER CABLE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Programming and content purchases represent contracts that the Company has with cable television networks and broadcast stations to provide programming services to its subscribers. The amounts included above represent estimates of the future programming costs for these contract requirements and commitments based on subscriber numbers and tier placement as of December 31, 2015 applied to the per-subscriber rates contained in these contracts. Actual amounts due under such contracts may differ from the amounts above based on the actual subscriber numbers and tier placements. These amounts also include programming rights negotiated directly with content owners for distribution on TWC-owned channels or networks and commitments related to TWC’s role as an advertising and distribution sales agent for third party-owned channels or networks.

Minimum pension funding requirements have not been presented in the table above as such amounts have not been determined beyond 2015. The Company made no cash contributions to the qualified pension plans in 2015; however, the Company may make discretionary cash contributions to the qualified pension plans in 2016. For the nonqualified pension plan, the Company contributed $5 million during 2015 and will continue to make contributions in 2016 to the extent benefits are paid.

Legal Proceedings

In connection with the formerly proposed Comcast merger, eight putative class action complaints were filed on behalf of purported TWC stockholders in the New York Supreme Court (the “NY Actions”) and the Court of Chancery of the State of Delaware. These complaints named as defendants TWC, the members of the TWC board of directors, Comcast and Comcast’s merger subsidiary. The complaints generally alleged, among other things, that the members of the TWC board of directors breached their fiduciary duties to TWC stockholders during merger negotiations and by entering into the Comcast Merger Agreement and approving the Comcast merger, and that Comcast aided and abetted such breaches of fiduciary duties. The complaints further alleged that the joint proxy statement/prospectus filed by Comcast with the Securities and Exchange Commission (the “SEC”) on March 20, 2014 was misleading or omitted certain material information. The complaints sought, among other relief, compensatory damages in an unspecified amount, injunctive relief and costs and fees. The parties entered into a settlement agreement, conditioned inter alia on the consummation of the Comcast merger. Now that the Comcast Merger Agreement has been terminated, the settlement is no longer operative, although the plaintiffs have the right to petition the court for the award of attorneys’ fees and TWC has the right to oppose that application. Following the announcement of the Charter merger on May 26, 2015, on June 29, 2015, the parties in the NY Actions filed a stipulation agreeing that plaintiffs could file a Second Consolidated Class Action Complaint (the “Second Amended Complaint”), and dismissing with prejudice Comcast and Comcast’s merger subsidiary. After the court so ordered the stipulation, the plaintiffs in the NY Actions filed the Second Amended Complaint on July 1, 2015. The Second Amended Complaint names as defendants TWC, the members of the TWC board of directors, Charter and the merger subsidiaries. The Second Amended Complaint generally alleges, among other things, that the members of the TWC board of directors breached their fiduciary duties to TWC stockholders during the Charter merger negotiations and by entering into the Charter Merger Agreement and approving the Charter merger, and that Charter and its subsidiaries aided and abetted such breaches of fiduciary duties. The complaint seeks, among other relief, injunctive relief enjoining the shareholder vote on the Charter merger, unspecified declaratory and equitable relief, compensatory damages in an unspecified amount, and costs and fees. On September 9, 2015, the parties in the NY Actions entered into a Memorandum of Understanding (“MOU”), which reflects an agreement in principle to settle the case. Pursuant to the MOU, TWC and Charter made certain supplemental disclosures in Current Reports on Form 8-K filed with the SEC on September 9, 2015, and the plaintiffs agreed to withdraw their motion for preliminary relief. The parties have agreed to finalize and execute a definitive settlement agreement by February 16, 2016. The Company believes that the claims asserted against it are without merit and, if the settlement does not receive final approval by the New York Supreme Court or otherwise is not consummated, intends to defend against this lawsuit vigorously. The Company is unable to predict the outcome of this lawsuit or reasonably estimate a range of possible loss.

On December 19, 2011, Sprint Communications Company L.P. (“Sprint”) filed a complaint in the U.S. District Court for the District of Kansas alleging that the Company infringes 12 patents purportedly relating to Voice over Internet

TIME WARNER CABLE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Protocol (“VoIP”) services. The plaintiff is seeking monetary damages as well as injunctive relief. On October 8, 2015, the court stayed this litigation based on a judgment in a parallel case against Cox Communications, Inc. (“Cox Communications”) in the U.S. District Court for the District of Delaware invalidating six of the 12 patents at issue in that litigation. The stay applies to all 12 patents at issue in Sprint’s complaint against the Company, and the Company expects the stay to remain in effect during the pendency of Sprint’s appeal against Cox Communications. The Company intends to defend against this lawsuit vigorously, but is unable to predict the outcome of this lawsuit or reasonably estimate a range of possible loss.

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

TIME WARNER CABLE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

18.	ADDITIONAL FINANCIAL INFORMATION

Other Current Assets

Other current assets as of December 31, 2015 and 2014 consisted of the following (in millions):

	December 31,
	2015	2014
		(recast)
Prepaid income taxes	$155	$157
Other prepaid expenses	201	208
Other current assets	17	18

Total other current assets	$373	$383

Other Current Liabilities

Other current liabilities as of December 31, 2015 and 2014 consisted of the following (in millions):

	December 31,
	2015	2014
Accrued interest	$481	$486
Accrued compensation and benefits	443	397
Accrued insurance	225	199
Accrued dividends	216	—
Accrued sales and other taxes	150	132
Accrued franchise fees	145	151
Other accrued expenses	419	448

Total other current liabilities	$2,079	$1,813

TIME WARNER CABLE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Interest Expense, Net

Interest expense, net, for the years ended December 31, 2015, 2014 and 2013 consisted of the following (in millions):

	Year Ended December 31,
	2015	2014	2013
Interest expense	$(1,402)	$(1,419)	$(1,555)
Interest income	1	—	3

Interest expense, net	$(1,401)	$(1,419)	$(1,552)

Other Income, Net

Other income, net, for the years ended December 31, 2015, 2014 and 2013 consisted of the following (in millions):

	Year Ended December 31,
	2015	2014	2013
Income from equity-method investments, net	$28	$33	$19
Gain on settlement of Verizon Wireless agency agreement(a)	120	—	—
Other	2	2	(8)

Total other income, net	$150	$35	$11

(a)

In 2011, in conjunction with SpectrumCo, LLC’s (a joint venture between TWC, Comcast and Bright House Networks) entry into an agreement to sell its advanced wireless spectrum licenses to Cellco Partnership (doing business as Verizon Wireless), TWC and Verizon Wireless entered into agency agreements that allowed TWC to sell Verizon Wireless-branded wireless service, and Verizon Wireless to sell TWC services. Amount represents the settlement of certain terms of the agency agreements in 2015.

Related Party Transactions

Transactions with related parties (i.e., equity-method investees) for the years ended December 31, 2015, 2014 and 2013 consisted of the following (in millions):

	Year Ended December 31,
	2015	2014	2013
Revenue	$7	$6	$7

Costs and expenses:
Programming and content	$(191)	$(176)	$(205)
Other operating	(22)	(21)	(20)

Total costs and expenses	$(213)	$(197)	$(225)

TIME WARNER CABLE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Supplemental Cash Flow Information

Additional financial information with respect to cash (payments) and receipts for the years ended December 31, 2015, 2014 and 2013 is as follows (in millions):

	Year Ended December 31,
	2015	2014	2013
Cash paid for interest	$(1,482)	$(1,562)	$(1,740)
Cash received under interest rate swap contracts	100	127	164

Cash paid for interest, net	$(1,382)	$(1,435)	$(1,576)

Cash paid for income taxes	$(468)	$(366)	$(698)
Cash refunds of income taxes	15	14	2

Cash paid for income taxes, net	$(453)	$(352)	$(696)

The consolidated statement of cash flows for the year ended December 31, 2013 includes purchases of short-term investments in U.S. Treasury securities of $575 million (included in purchases of investments). The consolidated statement of cash flows for the year ended December 31, 2013 includes proceeds from the maturity of short-term investments in U.S. Treasury securities of $725 million (included in proceeds from sale, maturity and collection of investments).

The consolidated statement of cash flows for the year ended December 31, 2013 does not reflect $51 million of common stock repurchases that were included in other current liabilities as of December 31, 2013 for which payment was made in January 2014.

19.	CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

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

TIME WARNER CABLE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

TIME WARNER CABLE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Condensed consolidating financial information is as follows (in millions):

Condensed Consolidating Balance Sheet as of December 31, 2015

	Parent Company	Guarantor Subsidiary	Non- Guarantor Subsidiaries	Eliminations	TWC Consolidated
ASSETS
Current assets:
Cash and equivalents	$901	$—	$269	$—	$1,170
Receivables, net	23	—	893	—	916
Receivables from affiliated parties	225	—	29	(254)	—
Other current assets	125	31	217	—	373

Total current assets	1,274	31	1,408	(254)	2,459
Investments in and amounts due from consolidated subsidiaries	46,841	49,326	7,641	(103,808)	—
Investments	—	53	12	—	65
Property, plant and equipment, net	—	26	16,919	—	16,945
Intangible assets subject to amortization, net	—	18	419	—	437
Intangible assets not subject to amortization	—	—	26,014	—	26,014
Goodwill	—	—	3,139	—	3,139
Other assets	269	10	56	(117)	218

Total assets	$48,384	$49,464	$55,608	$(104,179)	$49,277

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$—	$—	$656	$—	$656
Deferred revenue and subscriber-related liabilities	—	—	224	—	224
Payables to affiliated parties	29	222	3	(254)	—
Accrued programming and content expense	—	—	985	—	985
Current maturities of long-term debt	—	—	5	—	5
Other current liabilities	725	66	1,288	—	2,079

Total current liabilities	754	288	3,161	(254)	3,949
Long-term debt	20,370	2,056	71	—	22,497
Deferred income tax liabilities, net	—	249	12,698	(117)	12,830
Long-term payables to affiliated parties	7,641	14,702	—	(22,343)	—
Other liabilities	460	80	462	—	1,002
TWC shareholders’ equity:
Due to (from) TWC and subsidiaries	10,164	2,076	(12,240)	—	—
Other TWC shareholders’ equity	8,995	30,013	51,452	(81,465)	8,995

Total TWC shareholders’ equity	19,159	32,089	39,212	(81,465)	8,995
Noncontrolling interests	—	—	4	—	4

Total equity	19,159	32,089	39,216	(81,465)	8,999

Total liabilities and equity	$48,384	$49,464	$55,608	$(104,179)	$49,277

TIME WARNER CABLE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Condensed Consolidating Balance Sheet as of December 31, 2014

(recast)

	Parent Company	Guarantor Subsidiary	Non- Guarantor Subsidiaries	Eliminations	TWC Consolidated
ASSETS
Current assets:
Cash and equivalents	$481	$—	$226	$—	$707
Receivables, net	31	—	918	—	949
Receivables from affiliated parties	215	—	27	(242)	—
Other current assets	113	46	224	—	383

Total current assets	840	46	1,395	(242)	2,039
Investments in and amounts due from consolidated subsidiaries	44,790	46,401	7,641	(98,832)	—
Investments	—	51	13	—	64
Property, plant and equipment, net	—	28	15,962	—	15,990
Intangible assets subject to amortization, net	—	5	518	—	523
Intangible assets not subject to amortization	—	—	26,012	—	26,012
Goodwill	—	—	3,137	—	3,137
Other assets	308	12	74	(24)	370

Total assets	$45,938	$46,543	$54,752	$(99,098)	$48,135

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$—	$—	$567	$—	$567
Deferred revenue and subscriber-related liabilities	—	—	198	—	198
Payables to affiliated parties	27	212	3	(242)	—
Accrued programming and content expense	—	—	902	—	902
Current maturities of long-term debt	1,008	—	9	—	1,017
Other current liabilities	529	63	1,221	—	1,813

Total current liabilities	1,564	275	2,900	(242)	4,497
Long-term debt	20,467	2,061	76	—	22,604
Deferred income tax liabilities, net	26	230	12,059	(24)	12,291
Long-term payables to affiliated parties	7,641	14,702	—	(22,343)	—
Other liabilities	154	91	481	—	726
TWC shareholders’ equity:
Due to (from) TWC and subsidiaries	8,073	1,216	(9,289)	—	—
Other TWC shareholders’ equity	8,013	27,968	48,521	(76,489)	8,013

Total TWC shareholders’ equity	16,086	29,184	39,232	(76,489)	8,013
Noncontrolling interests	—	—	4	—	4

Total equity	16,086	29,184	39,236	(76,489)	8,017

Total liabilities and equity	$45,938	$46,543	$54,752	$(99,098)	$48,135

TIME WARNER CABLE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Condensed Consolidating Statement of Operations for the Year Ended December 31, 2015

	Parent Company	Guarantor Subsidiary	Non- Guarantor Subsidiaries	Eliminations	TWC Consolidated
Revenue	$—	$—	$23,697	$—	$23,697
Costs and expenses:
Programming and content	—	—	5,815	—	5,815
Sales and marketing	—	—	2,379	—	2,379
Technical operations	—	—	1,669	—	1,669
Customer care	—	—	900	—	900
Other operating	—	—	4,796	—	4,796
Depreciation	—	—	3,560	—	3,560
Amortization	—	—	136	—	136
Merger-related and restructuring costs	67	—	136	—	203

Total costs and expenses	67	—	19,391	—	19,458

Operating Income (Loss)	(67)	—	4,306	—	4,239
Equity in pretax income of consolidated subsidiaries	3,172	4,565	—	(7,737)	—
Interest income (expense), net	(238)	(1,416)	253	—	(1,401)
Other income (expense), net	121	(1)	30	—	150

Income before income taxes	2,988	3,148	4,589	(7,737)	2,988
Income tax provision	(1,144)	(1,193)	(1,111)	2,304	(1,144)

Net income	1,844	1,955	3,478	(5,433)	1,844
Less: Net income attributable to noncontrolling interests	—	—	—	—	—

Net income attributable to TWC shareholders	$1,844	$1,955	$3,478	$(5,433)	$1,844

Condensed Consolidating Statement of Comprehensive Income for the Year Ended December 31, 2015

	Parent Company	Guarantor Subsidiary	Non- Guarantor Subsidiaries	Eliminations	TWC Consolidated
Net income	$1,844	$1,955	$3,478	$(5,433)	$1,844
Change in accumulated unrealized losses on pension benefit obligation, net of tax	(39)	—	—	—	(39)
Change in accumulated deferred gains (losses) on cash flow hedges, net of tax	(50)	—	—	—	(50)
Other changes	(1)	—	(1)	1	(1)

Other comprehensive loss	(90)	—	(1)	1	(90)

Comprehensive income	1,754	1,955	3,477	(5,432)	1,754
Less: Comprehensive income attributable to noncontrolling interests	—	—	—	—	—

Comprehensive income attributable to TWC shareholders	$1,754	$1,955	$3,477	$(5,432)	$1,754

TIME WARNER CABLE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Condensed Consolidating Statement of Operations for the Year Ended December 31, 2014

	Parent Company	Guarantor Subsidiary	Non- Guarantor Subsidiaries	Eliminations	TWC Consolidated
Revenue	$—	$—	$22,812	$—	$22,812
Costs and expenses:
Programming and content	—	—	5,294	—	5,294
Sales and marketing	—	—	2,192	—	2,192
Technical operations	—	—	1,530	—	1,530
Customer care	—	—	839	—	839
Other operating	—	—	4,729	—	4,729
Depreciation	—	—	3,236	—	3,236
Amortization	—	—	135	—	135
Merger-related and restructuring costs	66	—	159	—	225

Total costs and expenses	66	—	18,114	—	18,180

Operating Income (Loss)	(66)	—	4,698	—	4,632
Equity in pretax income of consolidated subsidiaries	3,516	4,842	—	(8,358)	—
Interest income (expense), net	(202)	(1,426)	209	—	(1,419)
Other income, net	—	6	29	—	35

Income before income taxes	3,248	3,422	4,936	(8,358)	3,248
Income tax provision	(1,217)	(1,284)	(1,287)	2,571	(1,217)

Net income	2,031	2,138	3,649	(5,787)	2,031
Less: Net income attributable to noncontrolling interests	—	—	—	—	—

Net income attributable to TWC shareholders	$2,031	$2,138	$3,649	$(5,787)	$2,031

Condensed Consolidating Statement of Comprehensive Income for the Year Ended December 31, 2014

	Parent Company	Guarantor Subsidiary	Non- Guarantor Subsidiaries	Eliminations	TWC Consolidated
Net income	$2,031	$2,138	$3,649	$(5,787)	$2,031
Change in accumulated unrealized losses on pension benefit obligation, net of tax	(369)	—	—	—	(369)
Change in accumulated deferred gains (losses) on cash flow hedges, net of tax	1	—	—	—	1

Other comprehensive loss	(368)	—	—	—	(368)

Comprehensive income	1,663	2,138	3,649	(5,787)	1,663
Less: Comprehensive income attributable to noncontrolling interests	—	—	—	—	—

Comprehensive income attributable to TWC shareholders	$1,663	$2,138	$3,649	$(5,787)	$1,663

TIME WARNER CABLE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Condensed Consolidating Statement of Operations for the Year Ended December 31, 2013

	Parent Company	Guarantor Subsidiary	Non- Guarantor Subsidiaries	Eliminations	TWC Consolidated
Revenue	$—	$—	$22,120	$—	$22,120
Costs and expenses:
Programming and content	—	—	4,950	—	4,950
Sales and marketing	—	—	2,048	—	2,048
Technical operations	—	—	1,500	—	1,500
Customer care	—	—	766	—	766
Other operating	—	—	4,876	—	4,876
Depreciation	—	—	3,155	—	3,155
Amortization	—	—	126	—	126
Merger-related and restructuring costs	—	3	116	—	119

Total costs and expenses	—	3	17,537	—	17,540

Operating Income (Loss)	—	(3)	4,583	—	4,580
Equity in pretax income of consolidated subsidiaries	3,273	3,659	—	(6,932)	—
Interest expense, net	(235)	(501)	(816)	—	(1,552)
Other income (expense), net	1	(5)	15	—	11

Income before income taxes	3,039	3,150	3,782	(6,932)	3,039
Income tax provision	(1,085)	(1,139)	(973)	2,112	(1,085)

Net income	1,954	2,011	2,809	(4,820)	1,954
Less: Net income attributable to noncontrolling interests	—	—	—	—	—

Net income attributable to TWC shareholders	$1,954	$2,011	$2,809	$(4,820)	$1,954

Condensed Consolidating Statement of Comprehensive Income for the Year Ended December 31, 2013

	Parent Company	Guarantor Subsidiary	Non- Guarantor Subsidiaries	Eliminations	TWC Consolidated
Net income	$1,954	$2,011	$2,809	$(4,820)	$1,954
Change in accumulated unrealized losses on pension benefit obligation, net of tax	604	—	—	—	604
Change in accumulated deferred gains (losses) on cash flow hedges, net of tax	104	—	—	—	104
Other changes	(1)	—	(1)	1	(1)

Other comprehensive income (loss)	707	—	(1)	1	707

Comprehensive income	2,661	2,011	2,808	(4,819)	2,661
Less: Comprehensive income attributable to noncontrolling interests	—	—	—	—	—

Comprehensive income attributable to TWC shareholders	$2,661	$2,011	$2,808	$(4,819)	$2,661

TIME WARNER CABLE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Condensed Consolidating Statement of Cash Flows for the Year Ended December 31, 2015

	Parent Company	Guarantor Subsidiary	Non- Guarantor Subsidiaries	Eliminations	TWC Consolidated
Cash provided (used) by operating activities	$(139)	$(1,499)	$8,177	$—	$6,539

INVESTING ACTIVITIES
Capital expenditures	—	—	(4,446)	—	(4,446)
Purchases of investments	—	(4)	—	—	(4)
Proceeds from sale, maturity and collection of investments	1	—	2	—	3
Acquisition of intangible assets	—	(15)	(36)	—	(51)
Other investing activities	119	—	34	—	153

Cash provided (used) by investing activities	120	(19)	(4,446)	—	(4,345)

FINANCING ACTIVITIES
Short-term repayments, net	(507)	—	—	—	(507)
Repayments of long-term debt	(500)	—	—	—	(500)
Dividends paid	(865)	—	—	—	(865)
Proceeds from exercise of stock options	129	—	—	—	129
Excess tax benefit from equity-based compensation	92	—	—	—	92
Taxes paid in cash in lieu of shares issued for equity-based compensation	—	—	(72)	—	(72)
Net change in investments in and amounts due to and from consolidated subsidiaries	2,091	1,518	(3,609)	—	—
Other financing activities	(1)	—	(7)	—	(8)

Cash provided (used) by financing activities	439	1,518	(3,688)	—	(1,731)

Increase in cash and equivalents	420	—	43	—	463
Cash and equivalents at beginning of year	481	—	226	—	707

Cash and equivalents at end of year	$901	$—	$269	$—	$1,170

TIME WARNER CABLE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Condensed Consolidating Statement of Cash Flows for the Year Ended December 31, 2014

	Parent Company	Guarantor Subsidiary	Non- Guarantor Subsidiaries	Eliminations	TWC Consolidated
Cash provided (used) by operating activities	$(254)	$(1,345)	$7,949	$—	$6,350

INVESTING ACTIVITIES
Capital expenditures	—	—	(4,097)	—	(4,097)
Purchases of investments	—	(2)	—	—	(2)
Proceeds from sale, maturity and collection of investments	18	1	—	—	19
Acquisition of intangible assets	—	(3)	(36)	—	(39)
Other investing activities	—	(2)	29	—	27

Cash provided (used) by investing activities	18	(6)	(4,104)	—	(4,092)

FINANCING ACTIVITIES
Short-term borrowings, net	507	—	—	—	507
Repayments of long-term debt	(1,750)	—	—	—	(1,750)
Dividends paid	(857)	—	—	—	(857)
Repurchases of common stock	(259)	—	—	—	(259)
Proceeds from exercise of stock options	226	—	—	—	226
Excess tax benefit from equity-based compensation	141	—	—	—	141
Taxes paid in cash in lieu of shares issued for equity-based compensation	—	—	(76)	—	(76)
Net change in investments in and amounts due to and from consolidated subsidiaries	2,394	1,351	(3,745)	—	—
Other financing activities	(1)	—	(7)	—	(8)

Cash provided (used) by financing activities	401	1,351	(3,828)	—	(2,076)

Increase in cash and equivalents	165	—	17	—	182
Cash and equivalents at beginning of year	316	—	209	—	525

Cash and equivalents at end of year	$481	$—	$226	$—	$707

TIME WARNER CABLE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Condensed Consolidating Statement of Cash Flows for the Year Ended December 31, 2013

	Parent Company	Guarantor Subsidiary	Non- Guarantor Subsidiaries	Eliminations	TWC Consolidated
Cash provided (used) by operating activities	$(188)	$(595)	$6,536	$—	$5,753

INVESTING ACTIVITIES
Capital expenditures	—	—	(3,198)	—	(3,198)
Business acquisitions, net of cash acquired	—	(429)	6	—	(423)
Purchases of investments	(575)	(13)	—	—	(588)
Proceeds from sale, maturity and collection of investments	726	—	—	—	726
Acquisition of intangible assets	—	(3)	(37)	—	(40)
Other investing activities	—	9	38	—	47

Cash provided (used) by investing activities	151	(436)	(3,191)	—	(3,476)

FINANCING ACTIVITIES
Repayments of long-term debt	(1,500)	—	—	—	(1,500)
Repayments of long-term debt assumed in acquisitions	—	—	(138)	—	(138)
Redemption of mandatorily redeemable preferred equity	—	(300)	—	—	(300)
Dividends paid	(758)	—	—	—	(758)
Repurchases of common stock	(2,509)	—	—	—	(2,509)
Proceeds from exercise of stock options	138	—	—	—	138
Excess tax benefit from equity-based compensation	92	—	1	—	93
Taxes paid in cash in lieu of shares issued for equity-based compensation	—	—	(68)	—	(68)
Net change in investments in and amounts due to and from consolidated subsidiaries	2,725	1,331	(4,056)	—	—
Other financing activities	(9)	—	(5)	—	(14)

Cash provided (used) by financing activities	(1,821)	1,031	(4,266)	—	(5,056)

Decrease in cash and equivalents	(1,858)	—	(921)	—	(2,779)
Cash and equivalents at beginning of year	2,174	—	1,130	—	3,304

Cash and equivalents at end of year	$316	$—	$209	$—	$525

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

Management conducted an evaluation of the effectiveness of the Company’s system of internal control over financial reporting as of December 31, 2015 based on the framework set forth in “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on its evaluation, management concluded that, as of December 31, 2015, the Company’s internal control over financial reporting is effective based on the specified criteria.

The Company’s internal control over financial reporting as of December 31, 2015 has been audited by the Company’s independent auditor, Ernst & Young LLP, a registered public accounting firm, as stated in their report at page 127 herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and

Shareholders of Time Warner Cable Inc.

We have audited the accompanying consolidated balance sheet of Time Warner Cable Inc. (the “Company”) as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive income, cash flows and equity for each of the three years in the period ended December 31, 2015. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Time Warner Cable Inc. at December 31, 2015 and 2014, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Time Warner Cable Inc.’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission “(2013 framework)” and our report dated February 12, 2016 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

New York, New York

February 12, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and

Shareholders of Time Warner Cable Inc.

We have audited Time Warner Cable Inc.’s (the “Company”) internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission “(2013 framework)” (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Time Warner Cable Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Time Warner Cable Inc. as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive income, cash flows and equity for each of the three years in the period ended December 31, 2015 of Time Warner Cable Inc. and our report dated February 12, 2016 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

New York, New York

February 12, 2016

TIME WARNER CABLE INC.

SELECTED FINANCIAL INFORMATION

The selected financial information set forth below as of December 31, 2015 and 2014 and for the years ended December 31, 2015, 2014 and 2013 has been derived from and should be read in conjunction with the audited consolidated financial statements and other financial information presented elsewhere herein. The selected financial information set forth below as of December 31, 2013, 2012 and 2011 and for the years ended December 31, 2012 and 2011 has been derived from audited consolidated financial statements not included herein. Capitalized terms are as defined and described in the consolidated financial statements or elsewhere herein.

	Year Ended December 31,
	2015	2014	2013	2012	2011
	(in millions, except per share data)
Selected Operating Statement Information:
Revenue	$23,697	$22,812	$22,120	$21,386	$19,675
Costs and expenses(a)	19,458	18,180	17,540	16,941	15,606

Operating Income(a)	4,239	4,632	4,580	4,445	4,069
Interest expense, net	(1,401)	(1,419)	(1,552)	(1,606)	(1,518)
Other income (expense), net(b)	150	35	11	497	(89)

Income before income taxes	2,988	3,248	3,039	3,336	2,462
Income tax provision(c)	(1,144)	(1,217)	(1,085)	(1,177)	(795)

Net income	1,844	2,031	1,954	2,159	1,667
Less: Net income attributable to noncontrolling interests	—	—	—	(4)	(2)

Net income attributable to TWC shareholders	$1,844	$2,031	$1,954	$2,155	$1,665

Net income per common share attributable to TWC common shareholders:
Basic	$6.46	$7.21	$6.76	$6.97	$5.02

Diluted	$6.44	$7.17	$6.70	$6.90	$4.97

Average common shares outstanding:
Basic	282.6	279.3	287.6	307.8	329.7

Diluted	285.9	283.0	291.7	312.4	335.3

Cash dividends declared per share	$3.75	$3.00	$2.60	$2.24	$1.92

(a)

Costs and expenses and Operating Income include merger-related and restructuring costs of $203 million in 2015, $225 million in 2014, $119 million in 2013, $115 million in 2012 and $70 million in 2011. Costs and expenses and Operating Income in 2011 also include a $60 million impairment charge on wireless assets that will no longer be utilized.

(b)

Other income (expense), net, includes income (losses) from equity-method investments of $28 million in 2015, $33 million in 2014, $19 million in 2013, $454 million in 2012 and $(88) million in 2011. Income from equity-method investments in 2012 primarily consists of a pretax gain of $430 million associated with SpectrumCo’s sale of its advanced wireless spectrum licenses to Verizon Wireless. Other income (expense), net, in 2015 includes a $120 million gain on the settlement of certain terms of Verizon Wireless agency agreements. Other income (expense), net, in 2012 includes a $64 million gain on the sale of the Company’s investment in Clearwire.

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

TIME WARNER CABLE INC.

SELECTED FINANCIAL INFORMATION—(Continued)

	December 31,
	2015	2014	2013	2012	2011
		(recast)	(recast)	(recast)	(recast)
	(in millions)
Selected Balance Sheet Information:
Cash and equivalents	$1,170	$707	$525	$3,304	$5,177
Total assets	49,277	48,135	47,833	49,376	47,901
Total debt(a)	22,502	23,621	24,946	26,573	26,335
Mandatorily redeemable preferred equity	—	—	—	300	299

(a)	Total debt includes debt due within one year of $5 million in 2015, $1.017 billion in 2014, $1.766 billion in 2013, $1.517 billion in 2012 and $2.122 billion in 2011.

TIME WARNER CABLE INC.

QUARTERLY FINANCIAL INFORMATION

(Unaudited)

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
	(in millions, except per share data)
2015(a)
Revenue	$5,777	$5,926	$5,922	$6,072
Operating Income	1,084	1,029	1,001	1,125
Net income	458	463	437	486
Net income attributable to TWC shareholders	458	463	437	486
Net income per common share attributable to TWC common shareholders:
Basic(b)	1.60	1.62	1.53	1.70
Diluted(b)	1.59	1.62	1.53	1.70
Average common shares outstanding:
Basic	281.5	282.7	283.0	283.2
Diluted	284.9	285.8	286.3	286.5
Common stock—high	159.94	184.89	194.22	192.85
Common stock—low	134.21	145.44	173.42	176.98
Cash dividends declared per share	1.50	0.75	0.75	0.75

2014(a)
Revenue	$5,582	$5,726	$5,714	$5,790
Operating Income	1,092	1,163	1,151	1,226
Net income	479	499	499	554
Net income attributable to TWC shareholders	479	499	499	554
Net income per common share attributable to TWC common shareholders:
Basic(b)	1.71	1.77	1.77	1.96
Diluted(b)	1.70	1.76	1.76	1.95
Average common shares outstanding:
Basic	277.8	278.8	279.8	280.6
Diluted	281.8	282.4	283.5	284.2
Common stock—high	147.28	148.20	155.32	155.95
Common stock—low	130.53	132.58	142.90	128.78
Cash dividends declared per share	0.75	0.75	0.75	0.75

(a)	The following items impact the comparability of results from period to period:
During the quarter ended June 30, 2015, TWC recognized a pretax gain of $120 million on the settlement of certain terms of Verizon Wireless agency agreements.
(b)

Per common share amounts for the quarters and full years have each been calculated separately. Accordingly, quarterly amounts may not sum to the annual amounts due to differences in the weighted-average common shares outstanding during each period.

EXHIBIT INDEX

Pursuant to Item 601 of Regulation S-K

Exhibit Number	Description

2.1

Agreement and Plan of Mergers, dated as of May 23, 2015, among Time Warner Cable Inc. (“TWC” or the “Company”), Charter Communications, Inc., CCH I, LLC, Nina Corporation I, Inc., Nina Company II, LLC and Nina Company III, LLC (incorporated herein by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K dated May 23, 2015 and filed with the Securities and Exchange Commission (the “SEC”) on May 29, 2015 (the “TWC May 29, 2015 Form 8-K”)).

2.2	Voting Agreement, dated as of May 23, 2015, by and between TWC and Liberty Broadband Corporation (incorporated herein by reference to Exhibit 2.2 to the TWC May 29, 2015 Form 8-K).
2.3

Agreement and Plan of Merger, dated as of February 12, 2014, among TWC, Comcast Corporation and Tango Acquisition Sub, Inc. (incorporated herein by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K dated February 12, 2014 and filed with the SEC on February 13, 2014 (the “TWC February 13, 2014 Form 8-K”)).

2.4

Voting Agreement, dated as of February 12, 2014 among TWC, Brian L. Roberts, BRCC Holdings LLC, Irrevocable Deed of Trust of Brian L. Roberts for Children and Other Issue dated June 10, 1998 and Irrevocable Deed of Trust of Ralph J. Roberts for Brian L. Roberts and Other Beneficiaries dated May 11, 1993 (incorporated herein by reference to Exhibit 2.2 to the TWC February 13, 2014 Form 8-K).

2.5

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

Exhibit Number	Description

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

10.13	Second Amended and Restated Tax Matters Agreement, dated May 20, 2008, between the Company and Time Warner (incorporated herein by reference to Exhibit 99.2 to the TWC May 20, 2008 Form 8-K).

Exhibit Number	Description

10.14

Employment Agreement, entered into on, and effective as of, July 25, 2013, between the Company and Robert D. Marcus (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated July 25, 2013 and filed with the SEC on July 29, 2013).

10.15

Amendment, effective as of July 31, 2015, to Employment Agreement effective as of July 25, 2013 between the Company and Robert D. Marcus (incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015 and filed with the SEC on October 29, 2015 (the “TWC September 30, 2015 Form 10-Q”)).

10.16

Employment Agreement, effective as of February 16, 2012, between the Company and Marc Lawrence-Apfelbaum (incorporated herein by reference to Exhibit 10 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 and filed with the SEC on April 26, 2012).

10.17

Letter Agreement, dated August 20, 2014, between the Company and Marc Lawrence-Apfelbaum (incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 and filed with the SEC on April 30, 2015 (the “TWC March 31, 2015 Form 10-Q”)).

10.18

Amendment, effective as of July 31, 2015, to Employment Agreement effective as of February 16, 2012 between the Company and Marc Lawrence-Apfelbaum (incorporated herein by reference to Exhibit 10.3 to the TWC September 30, 2015 Form 10-Q).

10.19

Employment Agreement, effective as of May 2, 2013, between the Company and Arthur T. Minson, Jr. (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated April 29, 2013 and filed with the SEC on April 30, 2013).

10.20

Letter Agreement, dated May 28, 2015 and effective as of June 1, 2015, between the Company and Arthur T. Minson, Jr. (incorporated herein by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 and filed with the SEC on July 30, 2015 (the “TWC June 30, 2015 Form 10-Q”)).

10.21

Employment Agreement, dated December 4, 2013 and effective as of January 13, 2014, between the Company and Dinesh C. Jain (incorporated herein by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K dated December 4, 2013 and filed with the SEC on December 6, 2013).

10.22

Amendment, effective as of July 31, 2015, to Employment Agreement effective as of January 13, 2014 between the Company and Dinesh C. Jain (incorporated herein by reference to Exhibit 10.2 to the TWC September 30, 2015 Form 10-Q).

10.23

Employment Agreement, dated October 25, 2011 and effective as of November 1, 2011, between the Company and Peter C. Stern (incorporated herein by reference to Exhibit 10.2 to the TWC March 31, 2015 Form 10-Q).

10.24	Letter Agreement, dated January 15, 2014, between the Company and Peter C. Stern (incorporated herein by reference to Exhibit 10.3 to the TWC March 31, 2015 Form 10-Q).
10.25

Amendment, effective as of July 31, 2015, to Employment Agreement effective as of November 1, 2011 between the Company and Peter C. Stern (incorporated herein by reference to Exhibit 10.4 to the TWC September 30, 2015 Form 10-Q).

10.26	Employment Agreement, effective as of October 1, 2013, between the Company and William Osbourn (incorporated herein by reference to Exhibit 10.1 to the TWC June 30, 2015 Form 10-Q).
10.27

Amendment, effective as of July 31, 2015, to Employment Agreement effective as of October 1, 2013 between the Company and William Osbourn (incorporated herein by reference to Exhibit 10.5 to the TWC September 30, 2015 Form 10-Q).

10.28	Employment Agreement, effective as of October 1, 2013, between the Company and Matthew Siegel (incorporated herein by reference to Exhibit 10.2 to the TWC June 30, 2015 Form 10-Q).
10.29

Amendment, effective as of July 31, 2015, to Employment Agreement effective as of October 1, 2013 between the Company and Matthew Siegel (incorporated herein by reference to Exhibit 10.6 to the TWC September 30, 2015 Form 10-Q).

Exhibit Number	Description

10.30

Time Warner Cable Inc. 2006 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.45 to the Company’s Current Report on Form 8-K dated February 13, 2007 and filed with the SEC on February 13, 2007).

10.31

Time Warner Cable Inc. 2006 Stock Incentive Plan, as amended, effective March 12, 2009 (incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009).

10.32	Time Warner Cable Inc. 2011 Stock Incentive Plan (incorporated herein by reference to Annex A to TWC’s definitive Proxy Statement dated April 6, 2011 and filed with the SEC on April 6, 2011).
10.33	Time Warner Cable Inc. 2012 Annual Bonus Plan (incorporated by reference to Annex A to the Company’s definitive Proxy Statement dated April 3, 2012 and filed with the SEC on April 3, 2012).
10.34	Form of Non-Qualified Stock Option Agreement, used through 2009 (incorporated herein by reference to Exhibit 10.46 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006).
10.35	Form of Non-Qualified Stock Option Agreement, used commencing in 2010 (incorporated herein by reference to Exhibit 10.50 to the TWC 2009 Form 10-K).
10.36

Form of Non-Qualified Stock-Option Agreement, used commencing June 30, 2011 (incorporated herein by reference to Exhibit 10.55 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 (the “TWC 2011 Form 10-K”)).

10.37

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

10.39	Form of Performance-Based Non-Qualified Stock Option Agreement, used commencing in 2012 (incorporated herein by reference to Exhibit 10.57 to the TWC 2011 Form 10-K).
10.40	Form of Performance-Based Non-Qualified Stock Option Agreement, used commencing in 2013 (incorporated herein by reference to Exhibit 10.50 to the TWC 2012 Form 10-K).
10.41

Form of Restricted Stock Units Agreement, as amended through December 14, 2007, used through 2009 (incorporated herein by reference to Exhibit 10.40 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 (the “TWC 2007 Form 10-K”)).

10.42	Form of Restricted Stock Units Agreement, used commencing in 2010 (incorporated herein by reference to Exhibit 10.52 to the TWC 2009 Form 10-K).
10.43	Addendum to Restricted Stock Units Agreement (applicable to certain officers), used commencing in 2010 (incorporated herein by reference to Exhibit 10.53 to the TWC 2009 Form 10-K).
10.44	Form of Restricted Stock Units Agreement, used commencing in 2013 (incorporated herein by reference to Exhibit 10.54 to the TWC 2012 Form 10-K).
10.45

Form of Restricted Stock Units Agreement and Addendum thereto, used commencing in 2014 (incorporated herein by reference to Exhibit 10.44 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 (the “TWC 2013 Form 10-K”)).

10.46

Form of Special Restricted Stock Units Agreement (2015), Notice of Grant and Addendum thereto (incorporated herein by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014 and filed with the SEC on April 24, 2014 (the “TWC March 31, 2014 Form 10-Q”)).

10.47	Form of Special Restricted Stock Units Agreement (2016), Notice of Grant and Addendum thereto (incorporated herein by reference to Exhibit 10.4 to the TWC March 31, 2014 Form 10-Q).
10.48	Form of Special Restricted Stock Units Agreement (2017) and Notice of Grant (incorporated herein by reference to Exhibit 10.4 to the TWC June 30, 2015 Form 10-Q).
10.49	Form of Performance-Based Restricted Stock Units Agreement and Addendum thereto, used commencing in 2011 (incorporated herein by reference to Exhibit 10.55 to the TWC 2010 Form 10-K).

Exhibit Number	Description

10.50	Form of Performance-Based Restricted Stock Units Agreement and Addendum thereto, used commencing in 2012 (incorporated herein by reference to Exhibit 10.63 to the TWC 2011 Form 10-K).
10.51	Form of Performance-Based Restricted Stock Units Agreement, used commencing in 2013 (incorporated herein by reference to Exhibit 10.57 to the TWC 2012 Form 10-K).
10.52	Form of Performance-Based Restricted Stock Units Agreement, used commencing in 2014 (incorporated herein by reference to Exhibit 10.48 to the TWC 2013 Form 10-K).
10.53	Form of Restricted Stock Units Agreement for Non-Employee Directors, as amended through December 14, 2007, used through 2009 (incorporated by reference to Exhibit 10.41 of the TWC 2007 Form 10-K).
10.54	Form of Restricted Stock Units Agreement for Non-Employee Directors, used commencing in 2010 (incorporated herein by reference to Exhibit 10.55 of the TWC 2009 Form 10-K).
10.55	Form of Notices of Grant of Restricted Stock Units for Non-Employee Directors, used commencing in 2011 (incorporated here by reference to Exhibit 10.58 to the TWC 2010 Form 10-K).
10.56	Form of Restricted Stock Units Agreement for Non-Employee Directors, used commencing in 2012 (incorporated herein by reference to Exhibit 10.67 to the TWC 2011 Form 10-K).
10.57	Form of Deferred Stock Units Agreement for Non-Employee Directors (incorporated herein by reference to Exhibit 10.48 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008).
10.58

Amendment Number 1 to Restricted Stock Unit Agreements and Stock Option Agreements under the Time Warner Cable Inc. 2006 Stock Incentive Plan and 2011 Stock Incentive Plan (no Addendum) (incorporated herein by reference to Exhibit 10.54 to the TWC 2013 Form 10-K).

10.59

Amendment Number 1 to Restricted Stock Unit Agreements and Stock Option Agreements under the Time Warner Cable Inc. 2006 Stock Incentive Plan and 2011 Stock Incentive Plan (with Addendum) (incorporated herein by reference to Exhibit 10.55 to the TWC 2013 Form 10-K).

10.60	Description of Director Compensation (incorporated herein by reference to the section titled “Director Compensation” in the Company’s Proxy Statement dated May 18, 2015).
10.61

Termination Agreement dated as of April 24, 2015 between Comcast Corporation and TWC (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated and filed with the SEC on April 24, 2015).

21*	Subsidiaries of the Company.
23*	Consent of Ernst & Young LLP.
31.1*

Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

31.2*

Certification of Co-Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

31.3*

Certification of Co-Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

32†

Certification of Principal Executive Officer and Co-Principal Financial Officers pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

Exhibit Number	Description

101

The following financial information from the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, filed with the SEC on February 12, 2016, formatted in eXtensible Business Reporting Language:

(i) Consolidated Balance Sheet as of December 31, 2015 and December 31, 2014, (ii) Consolidated Statement of Operations for the years ended December 31, 2015, 2014 and 2013, (iii) Consolidated Statement of Comprehensive Income for the years ended December 31, 2015, 2014 and 2013, (iv) Consolidated Statement of Cash Flows for the years ended December 31, 2015, 2014 and 2013, (v) Consolidated Statement of Equity for the years ended December 31, 2015, 2014 and 2013 and (vi) Notes to Consolidated Financial Statements.

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