Form 10-K/A
period 2015-12-31
TIME WARNER CABLE INC.
filed 2016-04-28
CIK 1377013

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

DOCUMENTS INCORPORATED BY REFERENCE

None

EXPLANATORY NOTE

On February 12, 2016, Time Warner Cable Inc. (together with its subsidiaries, “TWC” or the “Company”) filed its Annual Report on Form 10-K for the fiscal year ended December 31, 2015 (the “Original Form 10-K”). This Amendment No. 1 on Form 10-K/A (the “Form 10-K/A”) amends Part III, Items 10 through 14 of the Original Form 10-K to include information previously omitted from the Original Form 10-K in reliance on General Instructions G(3) to Form 10-K. TWC is filing this Form 10-K/A because it will not file its definitive proxy statement within 120 days after the end of its fiscal year ended December 31, 2015.

In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), certifications by TWC’s principal executive officer and co-principal financial officers are filed as exhibits to this Form 10-K/A under Item 15 of Part IV hereof.

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

Directors.

Set forth below are the principal occupation and certain other information, as of April 15, 2016, about each of the twelve directors currently serving on the Company’s Board of Directors (the “Board”). The Company’s directors are elected annually by the holders of the Company’s common stock, par value $0.01 per share (“Common Stock”), to serve for a one-year term until the next annual meeting of stockholders and until their successors have been duly elected and qualified or until their earlier death, resignation or retirement.

Name	Age	Principal Occupation During the Past Five Years

Carole Black	72

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

Ms. Black has broad experience as the former president and chief executive officer of a large media and entertainment company, and her extensive experience in the television programming, marketing and cable, media and entertainment business provides her with a strong understanding of the Company’s business and its competitive environment.

Thomas H. Castro	61

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

Name	Age	Principal Occupation During the Past Five Years

David C. Chang	74

Professor Emeritus, Tandon School of Engineering of New York University and Chairman and Chief Executive Officer, The Global Maximum Educational Opportunities, Inc.    Dr. Chang co-founded The Global Maximum Educational Opportunities, Inc. (“G-MEO”), which provides study abroad programs in China for U.S. undergraduate students, in 2011 and became its Chairman and Chief Executive Officer in August 2013. He also became Professor Emeritus of Electrical Engineering of Tandon School of Engineering of New York University (formerly known as Polytechnic University) in July 2013, after having served as its Chancellor from July 2005 and its President and a Professor of Electrical and Computer Engineering from 1994. Prior to that, he was Dean of the College of Engineering and Applied Sciences at Arizona State University. Dr. Chang has served as a director since March 2003 and served as an independent director of American Television and Communications Corporation (a predecessor of the Company) from 1986 to 1992. He is also a director of AXT, Inc.

Dr. Chang has significant technology and managerial experience as well as historical perspective and understanding of the Company through his longstanding board service, first as a director of American Television and Communications Corporation and then as a director of the Company.

James E. Copeland, Jr.	71

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

Peter R. Haje	81	Legal and Business Consultant and Private Investor. Mr. Haje has served as a legal and business consultant and private investor since he retired from service as an executive officer of Time Warner Inc. (“Time Warner”) in January 2000. Prior to that, he served as the Executive Vice President and General Counsel of Time Warner from October 1990, adding the title of Secretary in May 1993. He also served as the Executive Vice President and General Counsel of Time Warner Entertainment Company, L.P. (“TWE”), a former subsidiary of the Company, from June 1992 until 1999. Prior to his service to Time Warner, Mr. Haje was a partner of the law firm of Paul, Weiss, Rifkind, Wharton & Garrison LLP for more than 20 years. Mr. Haje has served as a director since July 2006 and as the lead director from March 2009 to May 2012.

Name	Age	Principal Occupation During the Past Five Years

		Mr. Haje has substantial experience guiding various aspects of corporate legal and executive compensation matters as well as in the cable, media and entertainment industry from his service as the chief legal officer at Time Warner and as a member of a premier law firm. Mr. Haje also has significant historical perspective and knowledge of the Company through his long service at Time Warner.

Donna A. James	58

Consultant, Business Advisor and Managing Director, Lardon & Associates LLC.    Ms. James has served as a consultant, business advisor and managing director of Lardon & Associates LLC, a business and executive advisory services firm, since April 2006. Prior to that, Ms. James served as President of Nationwide Strategic Investments, a division of Nationwide Mutual Insurance Company (“Nationwide Mutual”), a financial services and insurance company, from 2003, and as Executive Vice President and Chief Administrative Officer of Nationwide Mutual from 2000. Ms. James also served as Chair of the National Women’s Business Council, an appointment by President Obama, from October 2010 to May 2013. Ms. James has served as a director since March 2009 and is also a director of Boston Scientific Corporation, L Brands, Inc. (formerly known as Limited Brands, Inc.) and Marathon Petroleum Corporation. Ms. James previously served as a director of CNO Financial Group, Inc. from 2007 until May 2011 and Coca-Cola Enterprises Inc. from 2005 until April 2012.

Ms. James has significant finance, accounting and human resources experience. In addition, Ms. James’s service on other public company boards contributes to her knowledge of public company matters, including corporate governance and public affairs.

Don Logan	72

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

Robert D. Marcus	50	Chairman and Chief Executive Officer of the Company. Mr. Marcus has served as the Company’s Chairman and Chief Executive Officer since January 1, 2014. Prior to that, Mr. Marcus served as the Company’s President and Chief Operating Officer from December 2010 and Senior Executive Vice President and Chief Financial Officer from January 2008 to December 2010, having served as Senior Executive Vice President from August 2005. Mr. Marcus joined the Company from Time Warner, where he had served as Senior Vice President, Mergers and Acquisitions from 2002 and as Vice President of Mergers and Acquisitions from 1998. Mr. Marcus has served as a director since July 2013 and is also a director of Equifax, Inc.

Name	Age	Principal Occupation During the Past Five Years

		Mr. Marcus has substantial business, legal, finance and accounting experience developed through his career at the Company and Time Warner. As a result of his experience, Mr. Marcus possesses a deep understanding of the Company’s business and the cable industry.

N.J. Nicholas, Jr.	76

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

Wayne H. Pace	69

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

Edward D. Shirley	59

Former President and Chief Executive Officer, Bacardi Limited.    Mr. Shirley served as the President and Chief Executive Officer of Bacardi Limited, a spirits company, from March 2012 to April 2014. Prior to that, he served as Vice Chairman of Global Beauty and Grooming, a business unit of The Procter & Gamble Company, a consumer goods company (“Procter & Gamble”), from July 2008 through June 2011 and as Vice Chair on Special Assignment from July 2011 through December 2011. Prior to that, he served as Group President, North America of Procter & Gamble from April 2006 and held several senior executive positions with The Gillette Company, a consumer goods company, which was acquired by Procter & Gamble in 2005. Mr. Shirley has served as a director since March 2009 and is also a director of Elizabeth Arden, Inc. and New York Life Insurance Company.

Mr. Shirley has substantial executive and marketing experience developed as President and Chief Executive Officer of large consumer products companies and during more than 30 years as a senior executive at Procter & Gamble and The Gillette Company. The Company operates in an extremely competitive industry, and Mr. Shirley brings valuable marketing experience and perspective to the Board.

Name	Age	Principal Occupation During the Past Five Years

John E. Sununu	51

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

Information about the Audit Committee.

The Audit Committee of the Board of Directors assists the Board in fulfilling its responsibilities in connection with the Company’s (i) independent auditors, (ii) internal auditors, (iii) financial statements, (iv) earnings releases and guidance and (v) the Company’s compliance program, internal controls and risk management. The members of the Audit Committee are Donna James, who serves as the Chair, Thomas Castro, James Copeland, Jr. and Wayne Pace. Among other things, the Audit Committee complies with all New York Stock Exchange (“NYSE”) and legal requirements and consists entirely of Independent Directors (as defined below). The Board has determined that each member of the Audit Committee qualifies as an audit committee financial expert under the rules of the Securities and Exchange Commission (“SEC”) implementing section 407 of the Sarbanes-Oxley Act of 2002 and meets the independence and experience requirements of the NYSE and the federal securities laws.

Section 16(a) Beneficial Ownership Reporting Compliance.

Section 16(a) of the Exchange Act requires the Company’s officers and directors, and persons who own more than ten percent of a registered class of the Company’s equity securities, to file reports of ownership and changes in ownership with the SEC. Officers, directors and greater than ten-percent stockholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file. Based solely on a review of the copies of such forms furnished to the Company, or written representations that no Forms 5 were required, the Company believes that during 2015, its officers, directors and greater than ten-percent beneficial owners complied with all applicable Section 16(a) filing requirements.

Codes of Conduct.

For information relating to the Company’s Codes of Conduct that apply to the Company’s principal executive officer, principal financial officer, principal accounting officer or persons performing similar functions, please see Part III of the Original Form 10-K.

Item 11. Executive Compensation.

Executive Compensation.

Compensation Discussion and Analysis

This discussion describes the Company’s compensation philosophy, principles and practices for 2015 for those of its executive officers named in the Summary Compensation Table below—Messrs. Marcus, Jain, Lawrence-Apfelbaum and Stern, and Messrs. Minson, Osbourn and Siegel, each of whom served in a Chief Financial Officer capacity for a portion of 2015 (collectively, the “named executive officers”)—and explains how they were applied to determine these executives’ 2015 compensation.

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

•    align executives’ interests and risk orientation with the Company’s business goals and the interests of the Company’s stockholders.

The Company’s standard executive compensation program consists of:

•	annual salary;

•	annual cash bonus dependent on performance against certain financial and operational metrics; and

•	equity awards, a portion of which are generally subject to complete forfeiture if performance-based vesting conditions are not met.

The Company believes that the program has played a key role in the Company’s operating and financial success, which in turn has helped drive strong operating results and total stockholder return.

As discussed more fully below, over the last two years, during the pendency of two potential merger transactions, the Company temporarily modified and supplemented its standard executive compensation program to better retain and incentivize its executives.

2015 Highlights

Company Performance

Strong Total Stockholder Return

Over the last one-, three- and five-year periods, the Company has delivered total stockholder returns through both stock price appreciation and the payment of dividends that exceeded those delivered by the S&P 500 Index and the Company’s Primary Peer Group (as defined and listed below):

➢	2015 total stockholder return of 25% (22% stock price appreciation and 3% as a result of the reinvestment of dividends);

➢	Three-year total stockholder return through December 31, 2015 of 104% (91% stock price appreciation and 13% as a result of the reinvestment of dividends); and

➢	Five-year total stockholder return through December 31, 2015 of 218% (181% stock price appreciation and 37% as a result of the reinvestment of dividends).

➢	Paid $865 million in Common Stock dividends in 2015; $4.4 billion in aggregate quarterly dividend payments since the inception of the dividend in March 2010 through 2015.

This chart compares the performance of the Company’s Common Stock with the performance of the S&P 500 Index and an index comprised of the companies included in the Primary Peer Group (as defined and listed below) over the last three fiscal years. The chart assumes $100 was invested on December 31, 2012 and reflects reinvestment of regular dividends and distributions on a monthly basis and quarterly market capitalization weighting. Source: Capital IQ, a Standard & Poor’s business.

Impressive Operational Improvement and Solid

Financial Performance— Laying a Strong Foundation

In 2015, despite distractions and additional responsibilities related to the Charter and Comcast merger agreements (as defined below), the Company generated strong operating results:

➢	Made extraordinary progress in its continuing subscriber turnaround—reporting best-ever full-year residential subscriber growth:

•	Customer relationship net additions of a record 618,000

•	Video subscriber net additions of 32,000 (first gain in nine years)

•	High-speed data net additions of 1 million

•	Voice net additions of 1.036 million

➢	Increased revenue 3.9% during 2015 to $23.7 billion, with especially strong year-over-year revenue growth (4.9%) in the fourth quarter:

•	Total revenue has grown 10.8% over the last three fiscal years

•	Business services revenue grew 15.7% during 2015, to $3.3 billion, and 72.8% over the last three fiscal years with 18 consecutive quarters of more than $100 million of year-over-year revenue growth

➢	Invested significantly, and prudently, to enhance service reliability and drive growth:

•	Expanded the Company’s network to reach more than 400,000 additional homes and commercial buildings

•	Upgraded network reliability and capacity

•	Deployed 10.5 million new set-top boxes, digital adapters and advanced modems with enhanced capabilities compared to the older, less functional equipment they often replaced

➢	Continued to improve and enhance the customer experience, including:

•	Completing the “TWC Maxx” upgrade process, including “all-digital” conversions and Internet speed increases (up to 300 Mbps) in Austin, Kansas City, Dallas, Raleigh, Charlotte and San Antonio and beginning “TWC Maxx” upgrades in Hawaii, Wilmington, Greensboro and San Diego

•	Better customer service, including record “on-time” performance with technicians arriving at more than 98% of customer appointments within an industry-leading one-hour appointment window during the fourth quarter of 2015, improved self-help tools and reductions in “rework” and trouble calls

•	Better video, data and phone products:

•	Enhanced the video product by offering a more advanced “cloud-based” interactive guide to over 9 million set-top boxes, increasing video-on-demand assets and augmenting the TWC TV app by adding more content to TWC’s industry-leading number of platforms

•	Added WiFi hotspots for the Company’s data customers

•	Expanded free unlimited calling to countries now comprising more than half the world’s population

Maximized Stockholder Value through Negotiation and

Execution of Charter Merger Agreement

➢	In May 2015, after the termination of the Company’s merger agreement with Comcast Corporation (the “Comcast merger agreement”), the Company entered into a merger agreement (the “Charter merger agreement”) with Charter Communications, Inc. (“Charter”) pursuant to which the Company will become a wholly owned subsidiary of a new public company created by the combination (the “Charter merger”).

➢	With cash and stock consideration for the Company’s stockholders in the Charter merger valued at approximately $195 per share of TWC common stock shortly before the announcement, or approximately $200 per share based on Charter’s 60-trading day volume weighted average price prior to the announcement, which represents a more than 23% premium to the per share consideration contemplated at the announcement of the Comcast merger agreement.

Executive Compensation Principles and Practices

Compensation Practices Checklist

The Company and the Compensation Committee of the Board of Directors regularly monitor best practices and emerging trends in executive compensation. In addition, from time to time, the Company communicates with significant institutional stockholders and other interested constituencies to discuss the design and operation of its executive compensation and governance programs. The current practices reflect the enhancements that the Company has made over the years to strengthen its compensation practices.

The listing below identifies compensation practices that are (and, where noteworthy, are not) incorporated into the Company’s compensation programs and, to the extent relevant, provides the location of the discussion of the practice in this Form 10-K/A.

Compensation Practice	TWC’s Compensation Practices	Discussion in this Form 10-K/A
Stock ownership requirements with a retention component and hedging restrictions	YES	Compensation Discussion & Analysis (“CD&A”)—“Ownership and Retention Requirements; Hedging Policy”
Multiple performance metrics for the annual incentive program	YES	CD&A—“2015 Short-Term Incentive Program—Annual Cash Bonus”
Clawback capabilities	YES	“Employment Agreements”
Change in control “double-trigger” for equity award vesting acceleration and severance benefits	YES	“Potential Payments upon a Change in Control”
Limits on executive annual incentive compensation (bonuses capped notwithstanding performance better than maximum range)	YES	CD&A—“2015 Short-Term Incentive Program—Annual Cash Bonus”
Stock-based long-term incentives (“LTI”) aligned with stockholders	YES	CD&A—“2015 Long-Term Incentive Program—Equity-Based Awards”
Pay tallies used to assist in compensation decisions	YES	CD&A—“The Use of Pay Tallies”
Limits on Pension Plan benefits (eligible compensation capped at $350,000 per year)	YES	“Pension Plans”
Restrictive covenants and non-compete protections	YES	“Employment Agreements”
Peer-of-peer analysis	YES	CD&A—“The Role of Competitive Comparisons”
Competitive employment market analysis	YES	CD&A—“The Role of Competitive Comparisons”
Limited number of perquisites	YES	CD&A—“Perquisites”
“Golden parachute” tax gross-ups	NO	n.a.
Above market or guaranteed earnings in non-qualified deferred compensation program	NO	n.a.
Supplemental executive health benefits	NO	n.a.
Repricing of stock options without express stockholder approval	NO	n.a.
Executive officers with pledged TWC Common Stock	NONE	“Security Ownership”

The Company’s Executive Compensation Structure Reflects its Key Compensation Principles

The core elements of the Company’s executive compensation program are intended to focus the Company’s named executive officers on different but complementary aspects of the Company’s financial, operational and strategic goals:

	•	Annual Base Salary: The base salary paid to the Company’s named executive officers and other employees is intended to focus the recipient on his or her day-to-day duties.

Consistency between Principles and Design	•	Short-Term Performance-Based Incentive: The Company’s annual cash bonus program is designed to motivate the executive officers to meet and exceed Company operating and financial goals and, in the case of other employees, to make individual contributions to the Company’s strategic and operational objectives. For additional information, see “—2015 Short-Term Incentive Program—Annual Cash Bonus.”
	•	Long-Term Performance-Based Incentive: The Company’s LTI program is designed to retain participants and motivate them to meet and exceed the Company’s goals that are likely to result in long-term value creation for stockholders. For additional information, see “—2015 Long-Term Incentive Program—Equity-Based Awards.”

In establishing its executive compensation programs, the Company is guided by the following key principles:

Principle	Compensation Goal	Compensation Practice

Pay for performance	Provide an appropriate level of performance-based compensation tied to the achievement of Company financial and operational performance goals.

The compensation structure has a mix of base salary and variable or performance-based awards. For 2015, 89% of the CEO’s target total direct compensation and at least 76% of each of the other named executive officers’ target total direct compensation was variable and performance-based (other than the acting Co-Chief Financial Officers). In light of merger considerations, the executive officers’ 2015 LTI awards were not subject to a financial performance-based vesting condition.

Align executives’ interests with stockholders’	Deliver equity compensation to align executives’ interests with those of stockholders.

Equity awards comprised 50% or more of each executive officer’s standard target total direct compensation. The 2015 annual LTI program consisted of Company restricted stock units (“RSUs”) that vest over a period of time. In addition, each of the Company’s senior officers, including the named executive officers, is subject to stock ownership requirements and compensation recoupment.

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

Target total compensation is established to be externally competitive and internally equitable.
Consider internal equity	Seek to ensure comparable compensation for executives with comparable roles and organizational value.

Extraordinary Events: Compensation Considerations

As discussed above, the Company believes that its standard executive compensation program appropriately incentivizes executives to achieve the Company’s goals and aligns the executives’ interests with those of the Company’s stockholders in most circumstances. In light of the extraordinary events that occurred between late 2013 through 2015, however, Management (as defined below) and the Compensation Committee were compelled to consider whether its standard executive compensation program alone would be sufficient to support all of the Company’s business priorities in the near and longer term.

Since the end of 2013, the Company and its employees have endured an unprecedented environment of uncertainty while also undertaking a significant transformation of TWC’s business:

•	In January 2014, after months of market speculation and attendant share-price appreciation, Charter made an unsolicited proposal to acquire the Company, followed in February 2014 by formal notice to the Company that, among other things, Charter was nominating a slate of thirteen independent candidates for election to TWC’s Board of Directors at the Company’s 2014 annual meeting of stockholders.

•	On February 12, 2014, the Company entered into the Comcast merger agreement pursuant to which the Company would have become a wholly owned subsidiary of Comcast (the “Comcast merger”).

•	Subsequently, in April 2015, after a protracted regulatory review process, TWC and Comcast agreed to terminate their merger agreement.

•	On May 23, 2015, TWC and Charter entered into the Charter merger agreement pursuant to which the Company would be acquired by Charter and a new public company would be created that would include the operations of TWC and Charter.

•	Since May 2015, TWC and its employees have once again been engaged in the regulatory review process and planning for its integration into a new company if and when the Charter merger is completed.

Compensation Considerations

In early 2015, before the termination of the Comcast merger agreement, the Compensation Committee considered appropriate compensation and incentives to encourage the executive officers to meet the Company’s ambitious 2015 financial and operational goals (discussed below) and whether the compensation program structure of the past few years, including the special programs adopted in 2014 in connection with the entry into the Comcast merger agreement, would be effective in light of the ongoing approval process for the Comcast merger. At that point, the Compensation Committee believed that its historical approach to executive compensation consisting of: (a) salary, (b) an annual bonus based on performance against operational and financial goals, as established under the 2015 AIP (as defined below), and incorporating an additional bonus opportunity based on extraordinary residential subscriber performance, as described below, and (c) an annual LTI award, represented by the Comcast merger-related retention equity awards made in 2014, would appropriately incentivize management through the then-anticipated closing of the Comcast merger.

After the Comcast merger agreement was terminated in April 2015 and as the Company entered into the Charter merger agreement in May 2015, the Compensation Committee considered whether the previously established 2015 incentive programs would be effective to motivate the accomplishment of previously established challenging goals and retain executives in light of the execution of yet another merger agreement with another potentially prolonged period of uncertainty and additional responsibilities between the Charter merger announcement and its closing. The Company also needed to incorporate into its planning the possibility that the Charter merger, like the Comcast merger before it, might not close, which would underscore the importance of retaining the management team during the pendency of the Charter merger as well as providing appropriate long-term incentives that would be perceived as retaining their intended value and achieve their intended goals under those circumstances. The Compensation Committee also acknowledged that as a result of the passage of time, in May 2015, the Comcast merger-related 2014 retention equity awards (as defined below) that would have normally been granted in early 2015 might be viewed by executives more in the nature of standard annual LTI grants and would no longer carry enhanced retention value.

As a result, in connection with the execution of the Charter merger agreement, the Committee made certain changes to the 2015 compensation program in May 2015 that were designed to support stockholder alignment and the pay-for-performance orientation of the program while also addressing the importance of motivating and retaining talent against the backdrop of the pending Charter merger. Specifically, the Compensation Committee approved (a) the Supplemental Bonus Program, an enhanced cash bonus opportunity based on the Company’s ambitious 2015 performance objectives that would not be paid until July 2016 and (b) advancing into 2015 the anticipated annual equity awards that would otherwise have been made in 2017 while retaining the vesting attributes of the awards as if they had been made in 2017 (the “2017 retention equity awards”). See “2015 Short-Term Incentive Program—Annual Cash Bonus—Supplemental Bonus Program” and “2015 Long-Term Incentive Program—Equity-Based Awards—Charter Merger-Related Retention Equity Awards.”

Effectiveness of Merger-Related Retention and Incentive Compensation

The Company believes that the changes to its compensation programs in connection with the Charter merger, and the Comcast merger before it, have been critical to achieving the superior operating results it obtained during this prolonged period of merger activity and to its ability to enter into the merger agreement with Charter on the favorable terms it achieved following the termination of the Comcast transaction, both of which have greatly benefited stockholders.

The effectiveness of the Company’s retention and incentive planning has been borne out. More than two years after the announcement of the Comcast merger agreement in February 2014, the Company has an effective senior management team that has been successful in driving the business to achieve the Company’s record-breaking operating results while also negotiating and working to obtain regulatory approvals, effective integration and closing of two merger transactions. In addition, both the employees and the Company are generally in the same position they would have been in had the Comcast merger-related 2014 retention equity awards been made on their regular annual schedules in 2015 and 2016, rather than as advanced awards in 2014.

The following chart highlights the attributes and benefits of these awards.

Retention Equity Awards		Restricted stock unit awards that advanced the grant of annual equity awards that employees would otherwise have been granted in each of 2015, 2016 and 2017
✓	Retention Incentive

•     The value, vesting schedule and forfeiture provisions of the retention awards were designed to mirror the value and terms of awards that would have been made to eligible employees had these awards otherwise been granted on TWC’s scheduled annual grant dates for 2015, 2016 and 2017

•     In connection with the Charter merger, the 2017 retention equity award (granted in June 2015) was advanced to create the same level of retention incentives as in the Comcast merger (granted in February 2014)

•     No additional annual equity awards were made by the Company with respect to 2015 or are anticipated with respect to 2016 or 2017, except in the very limited circumstances described below

•     The Company’s standard annual LTI awards that would otherwise have been made in 2015 and 2016 that were granted in advance in 2014 as a retention measure in connection with the Comcast merger (collectively, the “2014 retention equity awards”) are, due to the passage of time and their vesting provisions, equivalent to ordinary course annual awards that would otherwise have been made in February 2015 and 2016

✓	“Double-Trigger” Vesting Provisions

•     The Comcast merger agreement had no impact on the vesting schedules of the 2014 retention equity awards and they will vest pursuant to their terms

•     The awards do not vest automatically upon the closing of the Charter merger, but are subject to a double trigger

•     All the retention equity awards remain outstanding as ongoing retention incentives, subject to the vesting schedules that were approved at the time such grants were made

✓	Performance-Based

•     Stock-based incentive awards align the employees’ interests with those of the Company’s stockholders and are inherently performance-based

•     The four-year vesting condition, and the longer provisions of the retention equity awards, encourage a stronger long-term focus

✓	Broad-Based	• Retention equity awards were granted to all employees who were eligible to participate in the LTI program (approximately 1,900 employees), including the executive officers
✓	Effective

•     TWC successfully retained an effective senior management team during the pendency of the Comcast merger and the Charter merger enabling the Company to drive record operating results

•     These awards continue to address retention challenges in light of the pending Charter merger

2015 Supplemental Bonus Opportunity		An increase to an employee’s annual bonus opportunity by 50% of such employee’s actual payout under the 2015 annual cash incentive plan (2015 AIP)
✓	Retention Incentive	• Paid, if performance thresholds achieved, on July 1, 2016; designed to incentivize and retain employees through the expected pendency of the Charter merger review, and thereafter
✓	Performance-Based	• Paid out only upon the achievement of the 2015 AIP financial and operating performance thresholds
✓	Broad-Based	• Granted to all employees who participate in TWC’s regular 2015 annual cash bonus plan (approximately 14,700 employees), including the executive officers
✓	Effective	• Successfully incentivized impressive operational and solid financial success and provided ancillary retention benefits during the pendency of the Charter merger

2015 Executive Compensation Decisions

General Factors Considered in Determining Annual Compensation Levels

The Compensation Committee reviews each named executive officer’s target compensation annually, although, as a general policy, changes are made only in the case of entry into a new or extended employment agreement or when the executive’s role or responsibilities change. The following factors, among others, are generally considered in determining compensation:

•	executive-specific items, such as the compensation previously provided to the executive, the executive’s performance and potential, the importance of retaining the executive, the executive’s role and tenure in the role and the executive’s importance to succession planning;

•	the value and structure of compensation provided to individuals in similar positions at peer companies to ensure external competitiveness and within the Company, to ensure internal equity;

•	whether the proposed compensation is consistent with the Company’s compensation philosophy and key compensation principles, each as described above; and

•	the Company’s overall performance.

2015 Base Salary and Target Incentive Compensation Determinations

Each named executive officer’s target total direct compensation (“TDC”) for 2015 is set out below. Target TDC is comprised of annual base salary, target annual cash bonus (short-term incentive) and target annual LTI. The Compensation Committee, working with its independent consultant, reviewed a wide range of information in setting TDC and structuring these compensation packages. In connection with this review of TDC for 2015, the Compensation Committee reviewed each named executive officer’s compensation in light of the Company’s key compensation principles, their responsibilities, comparisons to comparable positions in the Primary Peer Group, Secondary Peer Group and general survey data to the extent such information was available for each of their, or comparable, positions. In light of its review and policy of increasing TDC for the named executive officers only in connection with a renegotiated arrangement or changed responsibilities, the Compensation Committee determined it would be appropriate to maintain the named executive officers’ 2014 TDC levels for 2015 and did not award any increases, except, as discussed below, in connection with the appointment of the acting Co-Chief Financial Officers effective in June 2015.

The TDC discussion and charts below do not include the impact of the Supplemental Bonus Program or retention equity awards, which, as discussed above, were intended as transaction-related programs designed to address the Company’s specific and immediate needs during the pendency of the Charter merger.

2015 Target Total Direct Compensation

Name	Base Salary	Target Annual Bonus	Target LTI	Target Total Direct Compensation

Robert D. Marcus	$ 1,500,000	$ 5,000,000	$ 7,500,000	$ 14,000,000
Dinesh C. Jain	$ 1,000,000	$ 2,500,000	$ 4,000,000	$ 7,500,000
Marc Lawrence-Apfelbaum	$ 650,000	$ 650,000	$ 1,575,000	$ 2,875,000
William F. Osbourn, Jr.	$ 526,456(1)	$ 263,228	$ 816,007	$ 2,500,000(1)
Matthew Siegel	$ 502,779(1)	$ 251,390	$ 779,308	$ 2,500,000(1)
Peter C. Stern	$ 650,000	$ 650,000	$ 1,450,000	$ 2,750,000
Arthur T. Minson, Jr.	$ 900,000	$ 1,350,000	$ 3,250,000	$ 5,500,000

(1)	The base salary amounts for each of Messrs. Osbourn and Siegel represent annual salary effective as of February 13, 2015. In addition, in recognition of their appointment as acting Co-Chief Financial Officers, each of Mr. Osbourn and Mr. Siegel received an additional monthly cash bonus in the amount of $74,526 for Mr. Osbourn and $80,544 for Mr. Siegel, commencing June 1, 2015 and to be paid until his respective service in that capacity ends. These monthly payments served to bring each of their aggregate TDC to $2,500,000, but are not reflected in the individual components of TDC in the table above and will not be included in calculations of annual performance-based or long-term incentive compensation, severance or any other payments due under their employment agreements in connection with any termination of employment.

Mr. Marcus.    In July 2013, in conjunction with the Board’s decision to appoint Mr. Marcus as the Company’s Chairman and Chief Executive Officer effective on January 1, 2014, the Company and Mr. Marcus entered into a new employment agreement that, among other things, established the compensation for his new role. See “—Employment Agreements—Robert D. Marcus.” In connection with its compensation decisions under that agreement, the Compensation Committee considered the Company’s key compensation principles, the importance of Mr. Marcus’s position as well as compensation levels for chief executive officer positions in the Primary Peer Group, Secondary Peer Group (as defined and listed below) and general survey data to set Mr. Marcus’s annual base salary, target annual bonus and target LTI value commencing in 2014 upon his service as Chairman and Chief Executive Officer.

The Compensation Committee noted that Mr. Marcus’s target TDC was below the median for chief executive officers in the Primary Peer Group, and below that of the Company’s former Chief Executive Officer. The Compensation Committee also determined that it was appropriate to continue to weight Mr. Marcus’s TDC and pay mix most heavily (89%) toward performance-based and long-term incentive compensation in light of his responsibilities and the belief that this compensation structure would best focus Mr. Marcus on achieving the Company’s strategic and business objectives. No changes were made to Mr. Marcus’s TDC for 2015.

Mr. Jain.    Mr. Jain joined the Company as Chief Operating Officer in January 2014. In determining the appropriate compensation for Mr. Jain at that time, the Compensation Committee considered the Company’s key compensation principles, compensation for chief operating officers, and similar senior management positions, in the Primary Peer Group, Secondary Peer Group, general survey data and internal comparisons and the Company’s desire to attract and retain an executive of Mr. Jain’s stature, experience and reputation to lead its operations.

The Compensation Committee noted that his target TDC was slightly below the median for comparable executive officer positions in the Primary Peer Group and above the median for chief operating officers in the Secondary Peer Group and general survey data. The Compensation Committee also determined that it was appropriate to weight his TDC and pay mix most heavily (87%) toward performance-based and long-term incentive compensation. No changes were made to Mr. Jain’s TDC for 2015.

Mr. Jain was previously employed by Insight Communications Company, Inc. (“Insight”), which was acquired by the Company in 2012. In connection with the acquisition and the subsequent termination of Mr. Jain’s employment by Insight, Mr. Jain was entitled to certain related severance benefits and, in 2015, received a payment of $102,105 for related bonus payments from the Company. These severance benefits were not taken into account in the Compensation Committee’s TDC determination when Mr. Jain was hired for his current role as the Company’s Chief Operating Officer. See “—Employment Agreements—Dinesh C. Jain.”

Mr. Lawrence-Apfelbaum.    In 2012, the Compensation Committee reviewed Mr. Lawrence-Apfelbaum’s compensation in connection with the renegotiation of his employment agreement in accordance with the Company’s key compensation principles.

The Compensation Committee noted that his target TDC was below the median of the most comparable positions within the Primary Peer Group. The Compensation Committee also determined that it was appropriate to continue to weight Mr. Lawrence-Apfelbaum’s target TDC and pay mix most heavily (77%) toward performance-based and long-term incentive compensation. No changes were made to Mr. Lawrence-Apfelbaum’s TDC for 2015. See “—Employment Agreements—Marc Lawrence-Apfelbaum.”

Messrs. Osbourn and Siegel—Acting Co-Chief Financial Officers.    Upon Mr. Minson’s departure from the Company in June 2015, Messrs. Osbourn and Siegel were appointed as acting co-Chief Financial Officers while retaining their positions and responsibilities as Senior Vice President and Controller and Senior Vice President and Treasurer, respectively. In determining the appropriate compensation for these executives in this capacity, the Compensation Committee considered the Company’s key compensation principles, compensation for chief financial officers in the Primary Peer Group, Secondary Peer Group, general survey data, internal comparisons and the Company’s desire to acknowledge their additional, and shared, responsibilities in this interim capacity. In light of this review, the Compensation Committee determined that the appropriate annualized TDC for each of them would be $2,500,000. To accomplish this TDC level in recognition of their additional responsibilities in their interim roles while maintaining their respective annualized TDC components for their respective Controller and Treasurer functions, the Compensation Committee determined to award each of them a special monthly cash bonus during their service as acting co-Chief Financial Officers commencing in June 2015 in the amounts discussed above.

In setting the compensation for Messrs. Osbourn and Siegel in their interim positions, while peer comparisons were difficult because of their shared responsibilities and multiple roles, the Compensation Committee noted that their individual target TDC was well below the median for chief financial officers in general survey data and was below the median for chief financial officer positions within the Primary Peer Group. The Compensation Committee also determined that, in light of the additional cash bonus, they had appropriate weighting for their performance-based and long-tern incentive compensation (which was approximately 50% excluding the special bonus). See “—Employment Agreements—William F. Osbourn, Jr.” and “—Matthew Siegel.”

Mr. Stern.    In July 2014, the Compensation Committee reviewed Mr. Stern’s compensation in conjunction with an increase in Mr. Stern’s responsibilities and in light of the Company’s key compensation principles, compensation for similar positions based on internal and market compensation practices (in light of the absence of comparable information in the Primary Peer Group and Secondary Peer Group), his experience and the importance of his position and retaining him in that position.

In setting Mr. Stern’s compensation, the Compensation Committee noted that his target TDC was reflective of his diverse and important responsibilities. The Compensation Committee also determined that it was appropriate to continue to weight Mr. Stern’s target TDC and pay mix most heavily (76%) toward performance-based and long-term incentive compensation. No changes were made to Mr. Stern’s TDC for 2015. See “—Employment Agreements—Peter C. Stern.”

Mr. Minson.    Mr. Minson served as the Company’s Executive Vice President and Chief Financial Officer until his departure in June 2015, when he agreed to provide advisory services to the Company. In setting his compensation initially in 2013 when he joined the Company, the Compensation Committee considered the Company’s key compensation principles, compensation for chief financial officers in the Primary Peer Group, Secondary Peer Group, general survey data, internal comparisons and the Company’s desire to attract and retain an executive of Mr. Minson’s experience, especially in related industries, and reputation.

In setting Mr. Minson’s compensation, the Compensation Committee noted that his target TDC was above the median for chief financial officers in the Primary Peer Group, which the Committee considered appropriate in light of his past experience at the Company and in related industries. The Compensation Committee also determined that it was appropriate to weight his TDC and pay mix most heavily (84%) toward performance-based and long-term incentive compensation.

In connection with Mr. Minson’s departure effective June 1, 2015, Mr. Minson agreed to serve as an advisor to the Company during the period from June 1, 2015 through the first to occur of December 31, 2016 and the closing, or abandonment, of the Charter merger. As consideration for providing such services to the Company, subject to his execution of a letter amending his employment agreement with the Company and a release of claims, the Company paid Mr. Minson a one-time lump-sum cash payment of $5 million. Upon the closing of the Charter merger, if such closing occurs prior to January 1, 2017, subject to compliance with the terms of his agreement with the Company, Mr. Minson will be entitled to receive a second lump-sum cash payment of $5 million. He was entitled to no further compensation or benefits as an employee of the Company and he forfeited all of his outstanding unvested Company LTI awards. This arrangement reflects the essential role Mr. Minson played leading up to the Charter merger and the anticipated valuable input he would provide as a continuing advisor. See “—Employment Agreements—Arthur T. Minson, Jr.”

2015 Short-Term Incentive Program—Annual Cash Bonus

For 2015, the Compensation Committee structured the Company’s annual cash bonus opportunity for the named executive officers with the following components, each of which is described in more detail below:

•	the 2015 Time Warner Cable Annual Incentive Plan (the “2015 AIP”) comprised of:

•	a Profit Participation Program (“Profit Participation Program”) tied to Company financial performance representing 50% of the AIP target bonus;

•	an Operational Performance Incentive (“OPI”) feature tied to achievement of specified operational and financial goals representing 50% of the AIP target bonus; and

•	two residential video subscriber additions bonus opportunities that would add to the 2015 AIP payout, in each case, 5% of the 2015 AIP target bonus in the event the Company achieved a net increase in residential video subscribers (a) in any 2015 fiscal quarter and/or (b) specifically in the second fiscal quarter (the “Residential Video Subscriber Additions Bonuses”), the latter of which was not available to Messrs. Marcus, Jain and Minson (see “—Residential Video Subscriber Additions Bonus under the 2015 AIP,” below).

•	a special Supplemental Bonus Program award opportunity adopted in connection with the Charter merger to motivate performance and encourage retention that would serve to increase the bonus opportunity by 50% and would be payable in July 2016 (see “—Supplemental Bonus Program,” below).

Under these programs, the named executive officers’ cash incentive was based on a mix of financial and operational goals that the Compensation Committee believed would align executives with the Company’s ambitious three-year plan to revitalize its residential services, expand and improve its network and drive growth in business services to lead to longer-term shareholder returns.

2015 Profit Participation Program of the 2015 AIP.    The Compensation Committee established Operating Income (Loss) before depreciation of tangible assets and amortization of intangible assets (“OIBDA,” and after certain mandatory adjustments “OIBDA (as adjusted)”) as the measure of Company financial performance under the 2015 Profit Participation Program component of the 2015 AIP, which accounted for 50% of the 2015 AIP opportunity. Adopting this approach for the 2015 Profit Participation Program component, reflected the Compensation Committee’s belief that OIBDA would be an important indicator of the overall operational strength and performance of the Company’s business in 2015, including the ability to provide cash flows to service debt, pay dividends and prudently invest in new growth opportunities.

The following threshold and maximum goals were established for the Profit Participation Program component of the 2015 AIP based upon a review of the prior year’s OIBDA results, the Company’s 2015 budget and other factors:

Profit Participation Program

for Named Executive Officers

(50% of 2015 AIP Opportunity)

2015 Profit Participation Program—Financial Metric	Threshold Award (50% of target)	Maximum Award (150% of target)
	(in millions)
OIBDA (as adjusted)	$7,950	$8,750

The Compensation Committee determined that the threshold OIBDA goal set an appropriate level of performance to earn an award under the Profit Participation Program component of the 2015 AIP. If the Company failed to meet the threshold level, no bonus payment would be made under this component of the 2015 AIP. Similarly, the maximum goal was considered to present very significant challenges and was not likely to be attained. If the Company exceeded the maximum goal, the Company financial performance “score” under the Profit Participation Program component would be 150%.

If the Company’s OIBDA (as adjusted) was above the threshold but below the maximum goal, the Compensation Committee would determine the Profit Participation Program score in its discretion, but using as its starting point the “straight line interpolation” of the Company’s performance against the threshold and maximum goals. For example, if the Company’s OIBDA (as adjusted) results were exactly at the midpoint between the threshold and maximum goals, the straight line interpolation would be 100%, the midpoint between 50% and 150%.

2015 Operational Performance Incentive of the 2015 AIP.    The Compensation Committee established a broad set of metrics for the executive officers, including the named executive officers, under the 2015 OPI, which together accounted for 50% of the total 2015 AIP opportunity. In adopting these metrics, the Compensation Committee believed that they would motivate the named executive officers to drive improvements in the following three key Company performance areas: (i) customer experience and reliability, (ii) plant and product enhancements and (iii) customer and revenue growth. Each of these areas carried equal weight under the OPI (i.e., approximately one-third of the OPI opportunity representing approximately 16.5% of the total 2015 AIP opportunity). The key metrics within each of these areas are set out below:

Reflecting the fact that many of the 2015 OPI goals were interrelated and interdependent, the Committee determined to have all the Company’s executive officers share the same goals. This was also intended to foster collaboration and cooperation among executive team members. As under the Profit Participation Program component of the 2015 AIP, the Compensation Committee would determine a performance “score” for each metric within the three key areas using a scale of 0% to 150%, on which a threshold outcome could represent minimally satisfactory results and a score of 150% would represent truly exceptional results. The “straight line” interpolation between the threshold and maximum goals would be used as the starting point of the Committee’s determination. While each metric within the performance areas was assigned a weighting and a threshold and maximum to help evaluate the level of accomplishment, none of the metrics was in itself material to the ultimate performance evaluation.

Residential Video Subscriber Additions Bonus under the 2015 AIP.    In addition, in early 2015, to encourage employee focus on quarterly residential video subscriber net additions in 2015, the Compensation Committee approved an additional bonus opportunity equal to 5% of each participant’s 2015 annual target cash bonus under the 2015 AIP if, in any calendar quarter of 2015, TWC generated a net increase in residential video subscribers (a “Residential Video Subscriber Additions Bonus”). This Bonus, similar to one approved for 2014, but not achieved, would be payable only with respect to one such quarter. This Residential Video Subscriber Additions Bonus was achieved in the first quarter of 2015 and, as a result, the annual cash bonus for participants in the 2015 AIP was increased by 5% of their annual target bonus. In light of the Company’s success in the first quarter of 2015 and to continue to motivate participants to work to add video customers in 2015, the Compensation Committee approved an additional Residential Video Subscriber Additions Bonus with the same terms but only with respect to the seasonally challenging second calendar quarter of 2015. Messrs. Marcus, Minson and Jain were not eligible to receive this additional Residential Video Subscriber Additions Bonus in respect of the second quarter of 2015. This Residential Video Subscriber Additions Bonus was not achieved in the second quarter of 2015. The impact of the Residential Video Subscriber Additions Bonus opportunity has been included in the table below.

Supplemental Bonus Program.    As noted above, on May 23, 2015, in connection with the execution of the Charter merger agreement, the Compensation Committee approved a supplemental bonus opportunity (the “Supplemental Bonus Program”) for all employees, including executive officers, who participate in TWC’s regular 2015 annual cash incentive plan (approximately 14,700 employees). The Compensation Committee believed that, in light of the success of a similar program in 2014 during the pendency of the Comcast merger, the potential additional compensation under the Supplemental Bonus Program was essential to motivate, reward and retain talent during the pendency of the Charter merger and thereafter. Mirroring the 2015 AIP goals in the Supplemental Bonus Program reinforced the criticality of maintaining focus on achieving, and exceeding, the Company’s performance objectives despite the potential Charter merger-related distractions and additional responsibilities. The timing of the payment of the bonus (on July 1, 2016) also serves to reinforce the retention of senior management. See “Extraordinary Events—Compensation Considerations.”

The Supplemental Bonus Program provides a potential benefit equal to 50% of each eligible employee’s actual bonus payout under TWC’s regular 2015 annual cash incentive plan, including the Residential Video Subscriber Additions Bonus. For example, an employee with a payout, based on actual performance, of $10,000 under the regular 2015 AIP would be entitled to a payment, under the Supplemental Bonus Program, of an additional $5,000. Payments under the Supplemental Bonus Program are based on the same performance thresholds as under the regular 2015 AIP except that to enhance the retention objectives, any Supplemental Bonus payments will be paid on July 1, 2016. The payments would not be payable had the 2015 AIP performance thresholds not been met. Payments under the Supplemental Bonus Program are subject to a $100 million limit in aggregate. The supplemental bonus opportunity will not be considered part of an executive officer’s target bonus for purposes of calculating severance payments (see more detailed discussion on severance, below).

2015 Annual Incentive Plan Performance Determination.    In connection with its determination of annual bonus payments, the Compensation Committee reviewed the Company’s results under the Profit Participation Program, the OPI and the Residential Video Subscriber Additions Bonuses. The Profit Participation Program and the Residential Video Subscriber Additions Bonus applied similarly to all bonus-eligible employees, while the 2015 OPI goals described above applied to the executive officers. Management determined the OPI metrics and goals for the other bonus-eligible employees cascading down, as applicable, from the executive officers, based on the participants’ roles within the Company.

Profit Participation Program.    As mandated by the terms of the Profit Participation Program component of the 2015 AIP, OIBDA (as adjusted) was adjusted to reflect identified items, such as merger-related and restructuring costs, and other items that affect OIBDA but that are beyond the control of management or otherwise not indicative of management’s performance. For 2015, these mandatory adjustments had the net impact of increasing OIBDA for 2015 AIP purposes by $316 million in aggregate, predominantly for merger-related and unanticipated pension expenses, resulting in OIBDA (as adjusted), for compensation purposes, of $8,251 million.

Since this OIBDA (as adjusted) exceeded the threshold performance, the Compensation Committee noted the straight-line interpolation between the threshold and maximum target levels. This interpolation yielded an initial “score” of 88%, which the Compensation Committee used as the starting point for its final determination of performance under the 2015 Profit Participation Program component.

Pursuant to the Profit Participation Program, in evaluating performance, the Compensation Committee considered, among other factors:

•	the quality of the Company’s 2015 operating and financial performance;

•	the Company’s performance relative to its budget;

•	the Company’s growth as compared with 2014 results;

•	the Company’s performance relative to that of other cable operators;

•	Management’s recommendation for the Company financial performance score; and

•	the external business environment and market conditions.

Operational Performance Incentive Plan.    The Compensation Committee reviewed each of the three principal areas established under the 2015 OPI and considered management’s progress, as reviewed by the Company’s internal auditor, against the metrics and goals associated with each of these areas. In each case, the Company’s performance exceeded the threshold performance established under the OPI. Accordingly, the Compensation Committee noted the straight-line interpolation between the threshold and maximum target levels in each case in which such goals had been established. This interpolation yielded the following initial “scores,” which the Compensation Committee used as the starting point for its final determination of performance under the 2015 OPI:

•	Customer experience and reliability score—145%. This score was based on management’s impressive success in significantly reducing customer care telephone call volume and unplanned outage time during 2015 while improving the reliability of the Company’s plant in both its TWC Maxx upgraded and non-TWC-Maxx service areas. The Company believes these improvements serve to increase customer satisfaction and thus increase customer acquisition and retention as shown in the Company’s other operational results.

•	Plant and product enhancement score—126%. This score was based on exceeding expectations with respect to expanding residential and business services opportunities, while also introducing faster Internet speeds and building out “all-digital” hubs under the Company’s ambitious TWC Maxx program. This result supported the Company’s objective of efficiently and economically investing in physical infrastructure to ensure quality customer experience and support growth in the Company’s business and residential services segments.

•	Customer and revenue growth score—119%. This score was based on record-breaking growth in residential customer relationships (net additions of 618,000) and residential primary service units (over 2 million net additions) in 2015, which began to be reflected in residential services year-over-year revenue growth (2.8% during 2015, and 4.6% for the fourth quarter of 2015), but was negatively impacted by lower than anticipated 2015 revenue at the Company’s business services and media services segments, notwithstanding impressive revenue growth at the business services segment during 2015.

After deliberation with respect to the 2015 OPI and Profit Participation Program, the Compensation Committee established (a) an aggregate OPI “score” of 130%, based on the unadjusted straight-line interpolation of each applicable component and the appropriately weighted aggregate of each of the three principal areas, as shown in the table below, (b) a Profit Participation Program “score” of 96%, higher than the straight-line interpolation and (c) a Residential Video Subscriber Additions Bonus of 5% for the first quarter, but not for the second quarter. These AIP determinations reflected the Compensation Committee’s favorable view of the Company’s accomplishments during the year (as outlined above and under “2015 Highlights—Company Performance”) and the Company’s achievements under the long-term plan. These accomplishments were especially impressive in light of the difficult competitive environment and the efforts, demands and distractions arising from the Comcast and Charter merger-related activity, including complying with the related requests of federal, state and local regulators reviewing the proposed transactions and planning for post-closing integration for each transaction. The Committee acknowledged that the 2015 AIP threshold and maximum award levels were established when the Company was in the midst of seeking regulatory approvals and working on integration matters for the Comcast merger and did not anticipate the termination of that arrangement and the entry into the Charter merger shortly thereafter and the challenges of such circumstances. Specifically, the following factors influenced the Compensation Committee’s determination to award a Profit Participation Program score of 96%:

•	Management’s creation of significant long-term shareholder value and growth potential as a result of the foundation created by the Company’s strong 2015 operational performance, in particular its growth in customer relationships, and the fact that this was accomplished during the pendency of not just one, but two protracted and potentially distracting merger reviews, the second of which was not envisioned at the time the thresholds and maximums were established.

•	The substantial in-year investments in customer acquisition and customer experience required to achieve the Company’s 2015 operational results and position the Company for future growth, which resulted in better operating performance but at the same time a greater drag on 2015 Adjusted OIBDA than was anticipated when the thresholds and maximums were set.

•	The Committee’s belief that management should be rewarded, not penalized, for having prudently and successfully invested in the Company’s future as it did in 2015, while operating under extraordinary circumstances, notwithstanding the potential impact on the Company’s 2015 short-term financial goals.

In addition, the Compensation Committee determined to award a score of 96% for the Profit Participation Program component such that the evaluation would flow through to all AIP-eligible employees in recognition of the team effort that had driven the Company’s outstanding 2015 operating performance.

The table below sets out each of the scores awarded between the threshold/maximum for each of the Profit Participation Program and the OPI components of the 2015 AIP, the achievement of the threshold performance for the first quarter Residential Video Subscriber Additions Bonus and the ultimate scores assigned by the Compensation Committee for use in the bonus determinations.

2015 Company Performance	Percentage Allocation	X	Component Score	=	Final Score

Profit Participation Program
(50% of 2015 annual bonus target payment)	50%		96%		48%
Operational Performance Incentive
(50% of 2015 annual bonus target payment)
Customer experience and reliability	17.0%		145%		24.6%
Plant and product enhancements	16.5%		126%		20.8%
Customer and revenue growth	16.5%		119%		19.6%
Total weighted aggregate score	50%		130%		65%
Residential Video Subscriber Additions Bonus					5%

Weighted Aggregate Annual Bonus Score	100%				118%

2015 Annual Incentive Plan and Supplemental Bonus Payments.    The table below indicates the total amount awarded to each named executive officer under the 2015 annual bonus programs, including the (a) Profit Participation Program, OPI and Residential Video Subscriber Additions Bonus components of the 2015 AIP and (b) Supplemental Bonus Program, based on a 118% overall performance score, including the 5% Residential Video Subscriber Additions Bonus, alongside each officer’s aggregate annual bonus target under the 2015 AIP and Supplemental Bonus Program. The 2015 AIP awards were paid before the end of the first quarter of 2016. Supplemental Bonus Program awards will be paid on July 1, 2016 so long as the executive does not terminate his employment voluntarily prior to that date. These bonus amounts are also included under the heading “Non-Equity Incentive Plan Compensation” in the Summary Compensation Table below.

Executive Officer	2015 AIP(1)	Supplemental Bonus Program	Total 2015 Annual Bonus Award(2)	Target 2015 AIP and Supplemental Bonus(3)

Robert D. Marcus	$5,900,000	$2,950,000	$8,850,000	$7,500,000
Dinesh C. Jain	$2,950,000	$1,475,000	$4,425,000	$3,750,000
Marc Lawrence-Apfelbaum	$767,000	$383,500	$1,150,500	$975,000
William F. Osbourn, Jr.	$309,102	$154,551	$463,653	$392,925
Matthew Siegel	$295,199	$147,600	$442,799	$375,254
Peter C. Stern	$767,000	$383,500	$1,150,500	$975,000
Arthur T. Minson, Jr.(4)	—	—	—	$2,025,000

(1)	2015 AIP payment, including the Residential Video Subscriber Additions Bonus.

(2)	Aggregate of amounts awarded under the 2015 AIP, including the Residential Video Subscriber Additions Bonus, and Supplemental Bonus Program.

(3)	The 2015 AIP bonus target for each of the named executive officers is set forth in the table above titled “2015 Target Total Direct Compensation.” The targets shown for Messrs. Osbourn and Siegel reflect proration to incorporate their increased annual salary effective February 13, 2015. The Supplemental Bonus Program effectively increased each AIP participant’s bonus target by 50%.

(4)	Mr. Minson resigned from his position as the Company’s Executive Vice President and Chief Financial Officer effective June 1, 2015. As a result, he was not eligible for a 2015 annual bonus or the Supplemental Bonus Program. For a discussion of Mr. Minson’s compensation in connection with his departure and advisory period, see “—2015 Base Salary and Target Incentive Compensation—Mr. Minson” and “—Employment Agreements—Arthur T. Minson, Jr.”

Section 162(m) Compliance.    In order to structure the short-term incentive awards as potentially deductible amounts under Section 162(m) of the Internal Revenue Code (“Section 162(m)”), additional conditions and limitations on awards were imposed under the Time Warner Cable Inc. 2012 Annual Bonus Plan (the “162(m) Bonus Plan”), which was approved by the Company’s stockholders in May 2012. Pursuant to the 162(m) Bonus Plan, a subcommittee of the Compensation Committee, whose members are “outside directors” as defined in Section 162(m) (the “Subcommittee”), established objective performance criteria for 2015 that determined the maximum bonus pool from which the named executive officers’ bonuses can be paid and a percentage allocation of the pool for each named executive officer. Under the objective criteria established by the Subcommittee, an aggregate 2015 maximum bonus pool was established equal to 7.5% of the amount by which the Company’s 2015 Adjusted OIBDA (as adjusted) of at least $8.15 billion exceeded $6.764 billion. Each annual bonus payment was subject in all cases to a 162(m) Bonus Plan cap equal to the lesser of (i) 200% of the officer’s annual bonus target and (ii) $15 million, in addition to an overall cap under the annual bonus program of 150% of the individual’s target annual bonus (as increased by the Supplemental Bonus Program opportunity). In awarding 2015 bonuses to each named executive officer, the Subcommittee exercised its discretion to reduce the maximum amount available for each executive officer under the 162(m) Bonus Plan’s pool. The basis for this exercise of negative discretion was the Company’s performance score under the Profit Participation Program and the operational performance under the OPI as described above.

2015 Long-Term Incentive Program—Equity-Based Awards

2015 Annual Equity Awards.    Prior to the Company’s entry into the Charter merger agreement in May 2015, the Compensation Committee had not anticipated making, and did not grant, additional regular annual long-term equity-based incentive awards in 2015 since the Company’s standard annual LTI awards with respect to 2015 and 2016 had been made in advance in 2014 as 2014 retention equity awards in connection with the Comcast merger. See “Extraordinary Events: Compensation Considerations.” In addition, in light of the passage of time, in February 2015 and February 2016, the 2014 retention awards that represented advanced LTI awards with respect to 2015 and 2016 had attained the attributes of a regular annual LTI award.

Charter Merger-Related Retention Equity Awards.    In connection with the entry into the Charter merger agreement, the Compensation Committee realized that retention incentives would be essential in light of the possibility of yet another protracted regulatory review process and various uncertainties related to the Charter merger. Accordingly, on May 23, 2015, the Compensation Committee approved the 2017 retention equity awards that advanced into 2015 the anticipated annual equity awards that would otherwise have been made in 2017 with the vesting attributes of the awards as if they had been made in 2017. These 2017 retention equity awards were granted to all employees who were eligible to receive equity-based compensation awards (approximately 1,900 employees), including the executive officers. The awards were intended to address employee retention in connection with the anticipated Charter merger, while at the same time preserving appropriate incentives and alignment of employees with TWC stockholders in light of the possibility that the merger might not close. The awards were granted on June 2, 2015.

The retention grants consisted of restricted stock units subject to service-based vesting. The vesting schedule was designed to mirror the vesting schedule that would have applied to the annual equity grants had they been made in 2017 and will vest in equal 50% increments on February 13, 2020 and February 13, 2021. Similarly, the availability of accelerated and pro rata vesting of awards that could apply under normal course awards where holders meet certain service and age requirement or are terminated from employment involuntarily, respectively, was delayed until the date on which the grants would otherwise have been made in February 2017. As a result of their terms, these 2017 retention equity awards were not intended to be, and are not, equivalent to annual awards that might have been made during 2015.

The Company and the Compensation Committee believe that the multi-year, time-based vesting schedules encourage executive retention and emphasize a longer-term perspective. The retention equity awards did not carry performance-based vesting conditions as the Compensation Committee believed that applying such performance conditions to these retention equity awards would diminish their retentive value and alignment with stockholders in light of the Charter merger.

The Compensation Committee did not make additional annual awards in 2015 or 2016 to employees who received retention equity awards in 2014 and does not intend to make additional annual equity grants with respect to 2017, absent an increase in an executive’s responsibilities or other changed circumstances. Consequently, whether or not the Charter merger is consummated, both the employees and the Company would generally be in the same position they would have been in had the 2014 retention equity awards been granted in 2015 and 2016 (not advanced into 2014) or had the 2017 retention equity awards been granted in 2017 (not advanced into 2015). See “—Grants of Plan-Based Awards.” In addition, pursuant to the Charter merger agreement, before the completion of the merger, TWC may not make equity grants other than in the ordinary course of business consistent with past practice and subject to the limitation that, in all cases, the aggregate value of (i) the 2017 retention equity awards (which totaled approximately $147.6 million at the time of grant) and (ii) other permitted equity awards (but excluding ordinary course equity grants to new hires, newly promoted executives, and annual equity awards to non-employee directors) made prior to the completion of the mergers cannot exceed $225 million at the time of grant.

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

Role of Management and Compensation Consultants

Although the Compensation Committee has authority and oversight over compensation for the named executive officers, members of management, including Robert D. Marcus, Chairman and Chief Executive Officer; Peter C. Stern, Executive Vice President and Chief Product, People and Strategy Officer; and Paul L. Gilles, Senior Vice President, Special Advisor/HR (collectively, “Management”), provide recommendations for the Compensation Committee’s consideration (other than with respect to their own compensation). Management also provides ongoing assistance to the Compensation Committee with respect to its review of the effectiveness of the Company’s executive compensation programs. The Company also, from time to time, engages consulting firms (independent of those engaged by the Compensation Committee) to assist Management in evaluating the Company’s executive compensation policies and practices.

During 2015, the Compensation Committee retained ClearBridge Compensation Group (“ClearBridge”) as its sole compensation advisor. The Company paid ClearBridge an annual retainer, plus additional amounts for special projects that the Compensation Committee requested. In connection with the retention, the Compensation Committee determined that ClearBridge had the necessary experience, skill and independence to advise the Committee. The Compensation Committee believes that ClearBridge’s service as its compensation advisor does not create any conflict of interest, after considering, among other things: (i) the absence of other services provided to the Company; (ii) the level of fees paid by the Company to ClearBridge compared to its total revenue; (iii) policies and procedures designed to prevent conflicts of interest; (iv) the absence of business or personal relationships with a member of the Compensation Committee other than related to its retention by the Committee; (v) the absence of any business or personal relationships with any executive officer of the Company other than related to its retention by the Committee; and (vi) its restrictions on Common Stock ownership. The Compensation Committee plans to review its determination annually.

During 2015, ClearBridge reported directly to the Compensation Committee, providing assistance and advice to it in carrying out its principal responsibilities. The Compensation Committee consulted with ClearBridge with respect to all significant 2015 compensation decisions and determinations. In this advisory role, ClearBridge attended and participated in all Compensation Committee meetings, including executive sessions when appropriate. In connection with ClearBridge’s role as advisor to the Compensation Committee, Management from time to time seeks input from ClearBridge about compensation proposals it is considering for presentation to the Compensation Committee. ClearBridge does not provide services to the Company other than under its engagement by the Compensation Committee related to executive compensation or in connection with the review of non-employee director compensation.

The Role of Competitive Comparisons

The Compensation Committee reviewed information about compensation practices and values from two groups of companies to assist it in establishing 2015 compensation levels and practices for the named executive officers. These groups include other cable, telecommunications and media companies as well as other comparable public companies. The Compensation Committee used this data to assist it in evaluating general competitiveness and comparability of compensation design, mix and levels but does not target any particular percentile or pay range within the data sets in setting compensation. Information on the Primary and Secondary Peer Groups is presented in the table below.

		Primary Peer Group(1)		Secondary Peer Group(2)
Role in Compensation Analysis	•	Data from the Primary Peer Group are the Compensation Committee’s main reference point in determining the value of compensation provided to comparably situated individuals at peer companies	•	The Secondary Peer Group provides an additional reference point in the Compensation Committee’s compensation deliberations
Characteristics	•	16 public companies	•	20 public companies
	•	Media and communications industries	•	Broader industry environment
	•	Median annual revenue consistent with the Company’s revenue	•	Annual revenue between 50% and 200% of the Company’s revenue, and median revenue consistent with the Company’s
	•	Principal competitors for available
		executive talent(3)	•	Objective, mechanical selection methodology based on size

		Primary Peer Group(1)		Secondary Peer Group(2)
Composition	•	AT&T Inc.	•	Abbott Laboratories
	•	Cablevision Systems Corporation	•	Abbvie Inc.
	•	CBS Corporation	•	AES Corporation
	•	CenturyLink, Inc.	•	Alcoa Inc.
	•	Charter Communications, Inc.	•	Altria Group Inc.
	•	Comcast Corporation	•	Amgen Inc.
	•	DIRECTV	•	Baker Hughes Inc.
	•	DISH Network Corporation	•	Danaher Corporation
	•	Liberty Global Inc.	•	Duke Energy Corporation
	•	Sprint Corporation	•	Ebay Inc.
	•	The Walt Disney Company	•	Eli Lilly & Co.
	•	Time Warner Inc.	•	EMC Corporation
	•	Twenty First Century Fox, Inc.	•	Emerson Electric Co.
	•	Verizon Communications, Inc.	•	Hess Corporation
	•	Viacom Inc.	•	Philip Morris International
	•	Windstream Corporation	•	Qualcomm Inc.
			•	Raytheon Company
			•	Southern Co.
			•	Union Pacific Corporation
			•	Xerox Corporation

(1)	This Primary Peer Group has been used since 2009, with the addition of Time Warner Inc. following the Company’s separation from Time Warner Inc. in March 2009 (the “Separation”). Under previously established guidelines, the Compensation Committee reviewed the Primary Peer Group in 2014 and confirmed the continued use of this Primary Peer Group in reviewing 2015 compensation. The Group’s median annual revenue at that time of $23.6 billion was consistent with the Company’s annual revenue of $21.4 billion. However, the Primary Peer Group was selected primarily based on the Company’s beliefs regarding its competitors for executive talent, not based on the companies’ size relative to the Company.

(2)	In 2008, the Compensation Committee established criteria and processes for selecting and reviewing the appropriate companies for inclusion in the Secondary Peer Group so that it represents companies from a broad range of industries (effectively all industries except financial services, healthcare and those covered by the Primary Peer Group) with annual revenue between 50% and 200% of the Company’s 2010 annual revenue ($9.5 billion to $37.8 billion when the criteria were established) and median annual revenue generally consistent with the Company’s. During 2014, consistent with its established process, the Compensation Committee conducted its triennial review of its Secondary Peer Group and reconstituted it for compensation determinations for 2015 through 2017 using the established criteria. The companies listed in the table reflect the results of this review.

(3)	To assist the Committee in selecting and validating the Primary Peer Group members, two analyses were undertaken in initially establishing the Group: (i) a “peer of peers” analysis to review which companies and industry groups include the Company as a peer in their respective peer group and (ii) an internal review of the companies and industry groups to which the Company lost executive talent or from which the Company sourced executive talent in recent years.

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

Based on the Compensation Committee’s review of 2015 pay tallies, the Compensation Committee concluded that the total compensation of the named executive officers (and, in the case of involuntary termination or change-in-control scenarios, potential payouts) continues to be appropriate in light of the Company’s compensation philosophy and guiding principles and is consistent with relevant competitive marketplace data.

The Role of Employment Agreements

Each of the named executive officers is employed pursuant to a multi-year employment agreement that reflects the individual negotiations with the relevant named executive officer. The Company has long used such agreements to foster retention, to be competitive and to protect the business with restrictive covenants, such as non-competition, non-solicitation and confidentiality provisions, and, for the executive officers in certain situations, “clawback” rights (i.e., rights to recover compensation paid to an executive if the Company subsequently determines that the compensation was not properly earned). The employment agreements provide for severance pay in the event of the involuntary termination of the executive’s employment without cause, which serves as consideration for the restrictive covenants, provides financial security to the executive and allows the executive to remain focused on the Company’s interests at all times. As discussed below under “Potential Payments upon a Change in Control,” in connection with the Charter merger agreement, the Compensation Committee approved amendments to the Company’s employment agreement with each of the named executive officers other than Mr. Minson to expand the scope of the “good reason” resignation rights and to clarify certain relocation protections for a designated period after the closing of the Charter merger.

The employment agreement for each named executive officer is described in detail below under “—Employment Agreements,” “—Potential Payments upon Termination of Employment” and “—Potential Payments upon a Change in Control,” below.

The Role of Stockholder Advisory Vote on Executive Compensation

The Company provides its stockholders with the opportunity to cast an annual advisory vote on executive compensation (a “say-on-pay vote”). At the Company’s annual meeting of stockholders in July 2015, a majority (approximately 56%) of the votes cast on the say-on-pay vote were voted in favor of management’s proposal. In addition to its ongoing stockholder communications, in advance of the 2015 annual meeting of stockholders, the Company offered most of its 50 most significant stockholders an opportunity to speak with the Company’s management, and in certain cases, a member of the Board of Directors, about the Company’s compensation program or other matters. In response to this outreach, the Company’s management, with, in certain cases, the Chair of the Compensation Committee, spoke with 21 of its 25 most significant stockholders, representing more than 50% of the outstanding shares of Common Stock. As a result of Management’s report on its and Compensation Committee members’ engagement with the Company’s stockholders in connection with the 2015 say-on-pay vote and generally, the Compensation Committee believes that this vote indicates stockholders’ general support of the Company’s approach to executive compensation, but a lower level of enthusiasm for the special retention equity awards made in connection with the Comcast and Charter mergers. As discussed above, the Compensation Committee viewed these awards as part of a critical retention program to support the Company’s ongoing business needs and goals during the pendency of the Comcast and Charter mergers and the circumstances surrounding those transactions and not as a component of the Company’s regular annual compensation. The Committee believes that these programs reflect the Company’s philosophy and goals and have been effective at creating value for the Company’s stockholders by retaining key executives and motivating them to achieve the Company’s challenging objectives under extraordinary circumstances. As a result, the Compensation Committee did not change its compensation approach in 2015 in light of these vote results. The Compensation Committee will continue to consider the outcome of the Company’s say-on-pay vote when making future compensation decisions for the named executive officers.

Additional Executive

Compensation Information

Ownership and Retention Requirements; Hedging Policy

Beginning in 2011, the Company adopted stock ownership requirements that, following a five-year phase-in period, require that covered officers hold stock (including in the form of unvested RSUs (other than those then subject to satisfaction of performance criteria)) in an amount equal to or exceeding a multiple of their annual base salary. As of January 31, 2016, each of the named executive officers would have met his or her ownership requirement if the phase-in period had expired.

Title	Stock Ownership Requirement Multiple of Annual Base Salary
Chief Executive Officer	6.0X
Chief Operating Officer	3.5X
Chief Financial Officer	3.5X
Other Executive Officers (and Executive Vice Presidents)	2.0X

Under the ownership requirements, the Company will review covered officers’ compliance on January 31 of each calendar year. If an officer is not in compliance with the requirement within a five-year phase-in period (January 31, 2016 for Messrs. Marcus, Lawrence-Apfelbaum and Stern), he or she will be required to retain at least 50% of any stock received upon exercise of stock options or vesting of RSUs (after shares used to cover exercise costs, taxes, etc.). Prior to the full implementation of the requirements, the executive officers must obtain consent from the Chief Executive Officer if a sale of Common Stock would cause the executive to no longer satisfy the ownership requirement. The Compensation Committee will also consider the executive officers’ compliance with the ownership and retention requirements in determining compensation.

Under the Company’s securities trading policies, executive officers and directors of the Company may not engage in hedging strategies using puts, calls, straddles, collars or other similar instruments involving the Company’s securities, except with the Company’s approval, which would only be given in extraordinary, and limited, circumstances. None of the Company’s executive officers has pledged Company Common Stock.

Risk Assessment

During 2015, the Compensation Committee conducted a risk assessment of the named executive officers’ compensation. As part of the risk assessment, the Compensation Committee reviewed the key design features of the Company’s 2015 incentive programs, the nature of the risks that these features might give rise to and certain mitigating factors.

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

The Company’s perquisites for its named executive officers in 2015 included, in the case of Mr. Marcus, eligibility for financial services reimbursement (e.g., tax and estate planning), while the Company has generally discontinued this reimbursement eligibility for other executives. At the request of the Company’s Board, during 2015, Mr. Marcus used Company-owned aircraft for business and personal travel under most circumstances. In limited instances, with CEO approval, the Company’s other executive officers (as well as guests of such executive officers) are permitted to join an otherwise scheduled business-purpose Company flight for personal purposes. The Company imputes income to executive officers who make personal use of Company aircraft as and when required under applicable tax rules. The perquisites provided to the named executive officers are noted in the Summary Compensation Table, below.

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

Tax Deductibility of Compensation

Section 162(m) generally disallows a tax deduction to public corporations for compensation in excess of $1 million in any one year with respect to each of its Chief Executive Officer and three most highly paid executive officers (other than the Chief Financial Officer) with the exception of compensation that qualifies as performance-based compensation. The Compensation Committee considers Section 162(m) implications in making compensation recommendations and in designing compensation programs for the executives. In this regard, the 162(m) Bonus Plan and the Company’s 2006 and 2011 Stock Incentive Plans (the “Stock Plan”) were submitted to and approved by stockholders so that compensation paid under those plans may qualify as performance-based compensation under Section 162(m). However, the Compensation Committee retains the discretion to pay compensation that is not deductible, whether under such plans or otherwise, when it determines that arrangement to be in the best interests of the Company and its stockholders. Because the vesting schedules of the 2014 and 2017 retention awards do not include performance conditions, these retention awards are not considered performance-based for purposes of Section 162(m) and will, therefore, be subject to the deduction limitations of Section 162(m) applicable to Section 162(m) covered employees for the year in which the retention awards vest. If the Charter merger is completed, TWC expects that the holders of the retention awards will not be Section 162(m) covered employees of the new public company in respect of the year in which such awards vest, so the Section 162(m) deduction limitations would not apply. Such holders would have to become Section 162(m) covered employees of the new public company for the limitations to apply.

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

Summary Compensation Table

The following table presents information concerning total compensation paid to the Company’s Chief Executive Officer, Chief Financial Officers who served in such capacity during 2015 and each of its three other most highly compensated executive officers who served in such capacities on December 31, 2015 (collectively, the “named executive officers”). Additional information regarding salary, incentive compensation and other components of the named executive officers’ total compensation is provided under “—Compensation Discussion and Analysis.”

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary	Bonus	Stock Awards(1)	Option Awards(2)	Non-Equity Incentive Plan Compensation(3)	Change in Pension Value and Nonqualified Deferred Compensation Earnings(4)	All Other Compensation(5)	Total
Robert D. Marcus (6)	2015	$1,500,000	$—	$7,334,638	$—	$8,850,000	$16,880	$349,868	$18,051,386
Chairman and Chief	2014	1,500,000	—	24,745,763	—	7,950,000	134,330	285,504	34,615,597
Executive Officer	2013	1,000,000	—	2,196,763	2,489,576	2,726,250	—	106,565	8,519,154

Dinesh C. Jain (7)	2015	$1,000,000	$—	$3,911,795	$—	$4,425,000	$38,520	$107,389	$9,482,704
Chief Operating Officer	2014	1,000,000	—	12,120,258	—	3,975,000	—	889,106	17,984,364

Marc Lawrence-Apfelbaum	2015	$650,000	$—	$1,540,253	$—	$1,150,500	$37,560	$28,356	$3,406,669
Executive Vice President,	2014	650,000	—	4,772,520	—	1,033,500	330,900	28,136	6,815,056
General Counsel and Secretary	2013	650,000	—	576,694	659,476	590,688	—	38,648	2,515,506

William F. Osbourn, Jr. (8)	2015	$523,901	$521,682	$798,074	$—	$463,653	$12,870	$12,001	$2,332,181
Senior Vice President, Controller and Acting Co-Chief Financial Officer

Matthew Siegel (8)	2015	$500,338	$563,808	$762,179	$—	$442,799	$29,100	$12,001	$2,310,225
Senior Vice President, Treasurer and Acting Co-Chief Financial Officer

Peter C. Stern (9)	2015	$650,000	$—	$1,418,104	$—	$1,150,500	$1,790	$12,001	$3,232,395
Executive Vice President and Chief Product, People and Strategy Officer	2014	625,000	—	4,233,646	—	993,750	129,720	11,667	5,993,783

Arthur T. Minson, Jr. (10)	2015	$370,385	$—	$—	$—	$—	$1,850	$5,011,444	$5,383,679
Former Executive Vice	2014	900,000	—	9,847,863	—	2,146,500	89,970	—	12,984,333
President and Chief	2013	574,615	500,000	1,826,915	1,767,619	817,875	—	—	5,487,024
Financial Officer

(1)	Amounts set forth in the Stock Awards column represent the aggregate grant date fair value of RSU awards and, for 2013 and 2014, RSU awards subject to performance-based vesting conditions (“PBUs”) granted by the Company, each as computed in accordance with SEC rules. For 2015, the Stock Awards reflect the grant date fair value of the 2017 retention equity awards of RSUs that represented awards that would otherwise have been made in 2017. For 2014, the Stock Awards include the grant date fair value of the 2014 annual LTI award and the 2014 retention equity awards of RSUs (granted in 2014) that represent awards that would otherwise have been made in 2015 and 2016. The awards with respect to each of 2014, 2015 and 2016 had the following grant date fair value: For Mr. Marcus—$9,595,373 (including a special award pursuant to his employment agreement with a grant date fair value of $2,020,178), $7,575,195 and $7,575,195, respectively; for Mr. Jain—$4,040,086; for Mr. Minson—$3,282,621; for Mr. Lawrence-Apfelbaum—$1,590,840; and for Mr. Stern—$1,313,184, $1,460,231 and $1,460,231, respectively, including the grant date fair value of retention equity awards of RSUs in August 2014 to reflect his increased target compensation for the remainder of the year. These amounts were calculated based on the closing sale price of the Common Stock on the NYSE on the date of grant and, in the case of PBUs, based on the probability that the performance targets would be achieved. See “—Outstanding Equity Awards.” For information about the assumptions used in these calculations, see Note 12 to the Company’s audited consolidated financial statements included in the Original Form 10-K. The amounts set forth in the Stock Awards column do not represent the actual value that may be realized by the named executive officers. See “—Grants of Plan-Based Awards.”

(2)	No stock options were awarded in 2015 and 2014. Amounts set forth in the Option Awards column for 2013 represent the aggregate grant date fair value of stock option awards and stock option awards subject to performance-based vesting conditions (“PBOs”) with respect to Common Stock granted by the Company as computed in accordance with SEC rules and, in the case of PBOs, based on the probability that the performance targets would be achieved. For information about the assumptions used in these calculations, see Notes 3 and 12 to the Original Form 10-K. The actual value, if any, that may be realized by an executive officer from any stock option will depend on the extent to which the market value of the Common Stock exceeds the exercise price of the option on the date the option is exercised. Consequently, there is no assurance that the value realized by an executive officer will be at or near the value estimated above. These amounts should not be used to predict stock performance. None of the stock options reflected in the table was awarded with tandem stock appreciation rights.

(3)	Amounts set forth in the Non-Equity Incentive Plan Compensation column represent cash bonuses awarded pursuant to the Company’s 162(m) Bonus Plan and the 2015 AIP, including the Residential Video Subscriber Net Additions Bonus and the Supplemental Bonus Program. A portion of these amounts was paid to the named executive officers prior to the end of the first quarter of 2016, and, consistent with the terms of the Supplemental Bonus Program, which increased the target bonus opportunity by 50%, the balance of these amounts will be paid on July 1, 2016. For additional information regarding the Compensation Committee’s determinations with respect to the annual bonus under the 162(m) Bonus Plan, the 2015 AIP and the Supplemental Bonus Program, see “—Compensation Discussion and Analysis—2015 Short-Term Incentive Program—Annual Cash Bonus.”

(4)	These amounts represent the aggregate change in the actuarial present value of each named executive officer’s accumulated pension benefits under the Time Warner Cable Pension Plan, and the Time Warner Cable Excess Benefit Pension Plan, to the extent the named executive officer participates in these plans. For 2013, the participating executives had a negative year-over-year change in such pension value mainly driven by a higher discount rate assumption used in the present value calculation. Mr. Jain was not yet eligible to participate in the plans during 2014. See the Pension Benefits Table and “—Pension Plans” for additional information regarding these benefits. The named executive officers did not receive any above-market or preferential earnings on compensation deferred on a basis that is not tax qualified.

(5)	Amounts shown in the All Other Compensation column for 2015 include the following:

(a) Pursuant to the TWC Savings Plan, a tax-qualified defined contribution plan available generally to TWC employees, for the 2015 plan year, each of the named executive officers deferred a portion of his annual compensation and the Company contributed $12,001 as a matching contribution on the amount deferred by each named executive officer, except for Mr. Minson whose matching contribution was $11,444 and Mr. Jain, who did not participate.

(b) The Company maintains a program of life and disability insurance generally available to all salaried employees on the same basis. This group term life insurance coverage was reduced to $50,000 for each of Messrs. Marcus and Lawrence-Apfelbaum who were each given a cash payment to cover the cost of specified coverage under a voluntary group program available to employees generally (“GUL insurance”). In 2015, this cash payment was $8,064 for Mr. Marcus and $16,355 for Mr. Lawrence-Apfelbaum. For a description of life insurance coverage for certain executive officers provided pursuant to the terms of their employment agreements, see “—Employment Agreements.”

(c) The amounts of personal benefits for 2015 that exceed $10,000 in the aggregate are shown in this column and consist of the aggregate incremental cost to the Company as follows: (i) for Mr. Marcus, (x) reimbursement of fees for financial services of $20,824; and (y) transportation-related benefits of $308,979 related to personal use of Company-owned aircraft; and (ii) for Mr. Jain, (x) payments of $3,458 related to Company-provided housing in New York City in connection with joining the Company as Chief Operating Officer and a tax equalization benefit of $1,826 related to the housing payments, each pursuant to the Company’s standard executive relocation arrangements; and (y) severance payments related to his prior employment by Insight of $102,105, see “—Employment Agreements—Dinesh C. Jain.” The Board encouraged Mr. Marcus to use corporate-owned or leased aircraft for security reasons. The incremental cost of any personal use is based on fuel, landing, repositioning and catering costs and crew travel expenses related to the personal use. Mr. Marcus’s transportation-related benefits also include the incremental cost of certain of his family members accompanying him on certain business and personal trips on corporate aircraft. The incremental cost to the Company for the use of the aircraft under these circumstances is limited to catering and TWC’s portion of employment taxes attributable to the income imputed to the executive for tax purposes.

(d) The amount shown for Mr. Minson includes $5 million paid to Mr. Minson in connection with his agreement to provide advisory services to the Company after his resignation as Executive Vice President and Chief Financial Officer effective June 1, 2015. See note (10) below and “Employment Agreements—Arthur T. Minson, Jr.”

(6)	Mr. Marcus served as President and Chief Operating Officer from December 2010 until December 31, 2013. On January 1, 2014, he became Chairman and Chief Executive Officer. Mr. Marcus’s Stock Awards for 2014 include a special award of RSUs and PBUs with an aggregate grant date fair value of $2,020,178 pursuant to the terms of his employment agreement.

(7)	Mr. Jain joined the Company as Chief Operating Officer in January 2014. See “—Employment Agreements—Dinesh C. Jain.”

(8)	Messrs. Osbourn and Siegel became Acting Co-Chief Financial Officers effective as of June 1, 2015 upon the resignation of Mr. Minson. Each of Messrs. Osbourn and Siegel retained his respective position as Senior Vice President, Controller and Chief Accounting Officer and Senior Vice President and Treasurer. The amounts shown in the “Bonus” column reflect the additional monthly cash bonus paid commencing June 1, 2015 in recognition of their additional responsibilities as a result of the appointment. The other amounts are not prorated. See “CD&A—2015 Executive Compensation Decisions—2015 Base Salary and Target Incentive Compensation Determinations.”

(9)	Mr. Stern became Executive Vice President and Chief Product, People and Strategy Officer in July 2014 having served as Executive Vice President and Chief Strategy, People and Corporate Development Officer prior to that.

(10)	Mr. Minson served as Executive Vice President and Chief Financial Officer from May 2013 until June 1, 2015 when he terminated his active employment with the Company and agreed to serve as an advisor to the Company. In connection with his resignation and agreement to serve as an advisor, Mr. Minson forfeited his outstanding RSU and unvested stock option awards and non-equity incentive plan compensation for 2015, and the Company paid him a one-time lump-sum cash payment of $5 million and, subject to certain terms, will him pay him an additional cash payment of $5 million as long as the Charter merger closes before January 1, 2017. See “—Employment Agreements—Arthur T. Minson, Jr.”

Grants of Plan-Based Awards

The following table presents information with respect to each award of plan-based compensation to each named executive officer in 2015, including (a) annual cash awards under the 162(m) Bonus Plan and 2015 AIP and Supplemental Bonus Program and (b) awards of RSUs granted under the Stock Plan with time-based vesting provisions comprising the 2017 retention equity awards made in connection with the Charter merger. No stock options were awarded in 2015.

GRANTS OF PLAN-BASED AWARDS DURING 2015

Name	Grant Date	Approval Date	Estimated Possible Payouts Under Non-Equity Incentive Plan Awards(1)			Stock Awards: Number of Shares of Stock or Units(2)	Grant Date Fair Value of Stock and Option Awards(2)
			Threshold	Target	Maximum

Robert D. Marcus			$1,875,000	$7,500,000	$11,250,000
	6/2/2015	5/23/2015				41,072	$7,334,638

Dinesh C. Jain			$937,500	$3,750,000	$5,625,000
	6/2/2015	5/23/2015				21,905	$3,911,795

Marc Lawrence-Apfelbaum			$243,750	$975,000	$1,462,500
	6/2/2015	5/23/2015				8,625	$1,540,253

William F. Osbourn, Jr.			$98,231	$392,925	$589,388
	6/2/2015	5/23/2015				4,469	$798,074

Matthew Siegel			$93,814	$375,254	$562,881
	6/2/2015	5/23/2015				4,268	$762,179

Peter C. Stern			$243,750	$975,000	$1,462,500
	6/2/2015	5/23/2015				7,941	$1,418,104

Arthur T. Minson, Jr.			$—	$—	$—	—	$—

(1)	Reflects the threshold, target and maximum payout amounts under the 2015 AIP and Supplemental Bonus Program of non-equity incentive plan awards that were awarded for 2015 under the 162(m) Bonus Plan, 2015 AIP and Supplemental Bonus Program. The target annual bonus payout amount for each named executive officer was established in accordance with the terms of the named executive officer’s employment agreement, as may be increased by the Compensation Committee from time to time. For 2015, these target amounts pursuant to the employment agreement were: Mr. Marcus—$5,000,000; Mr. Jain—$2,500,000; Mr. Lawrence-Apfelbaum—$650,000; Mr. Osbourn—$261,950; Mr. Siegel—$250,169; Mr. Stern—$650,000; and Mr. Minson—$1,350,000. Each threshold, target and maximum payout amount in the table above reflects 150% of this applicable target payout amount under the 2015 AIP, to reflect the Supplemental Bonus Program opportunity, which increased the target annual bonus opportunity by 50% for 2015 only. The threshold amounts reflect the 50% threshold of the IPI component of the 2015 AIP and the applicable payment under the Supplemental Bonus Program. The payout amounts exclude the additional 5% of the target amount payable upon achievement of the Residential Video Subscriber Additions Bonus (7.5% after application of the Supplemental Bonus Program). For Messrs. Osbourn and Stern, the target has been prorated based on a change in their targets during 2015. For a discussion of the 2015 AIP performance goals and the impact of the Supplemental Bonus Program and the Residential Video Subscriber Additions Bonus, see “—Compensation Discussion and Analysis.”

(2)	Reflects the number of shares of Common Stock underlying the 2017 retention equity awards under the Stock Plan and the full grant date fair value of the awards. See footnote (1) to the Summary Compensation Table for the assumptions used to determine the grant-date fair value of the stock awards. For a discussion of the retention equity awards, see “—Compensation Discussion and Analysis.”

As discussed above, the 2017 retention equity awards, corresponding to the awards that would have been made in 2017, will vest in equal installments on the third and fourth anniversaries of February 13, 2017, subject to continued employment. Generally, holders of RSUs are entitled to receive dividend equivalents or retained distributions if and when regular cash dividends are paid on outstanding shares of Common Stock and at the same rate. In the case of PBUs, the receipt of dividend equivalents is subject to the satisfaction and certification of the applicable performance condition. As of December 31, 2015, all such conditions have been satisfied. The awards of RSUs and PBUs confer no voting rights on holders and are subject to restrictions on transfer and forfeiture prior to vesting. See “—Compensation Discussion and Analysis—2015 Long-Term Incentive Program—Equity-Based Awards,” “—Employment Agreements” and “—Potential Payments upon Termination of Employment.”

Outstanding Equity Awards

The following table provides information about the outstanding awards of options to purchase the Company’s Common Stock, including PBOs, and the aggregate RSUs and PBUs held by each named executive officer on December 31, 2015. As of December 31, 2015, the one-year performance-based conditions related to the vesting of all outstanding PBOs and PBUs had been certified. No stock options, including PBOs, have been awarded to the executive officers since 2013.

OUTSTANDING EQUITY AWARDS AT DECEMBER 31, 2015

	Option Awards (1)					Stock Awards
Name	Date of Option Grant	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (2)	Market Value of Shares or Units of Stock That Have Not Vested (3)
Robert D. Marcus						272,374	$50,549,891
	2/16/2012	—	40,566	$77.04	2/15/2022
	2/13/2013	—	80,936	86.76	2/12/2023

Dinesh C. Jain		—	—	—	—	111,479	$20,689,388

Marc Lawrence-Apfelbaum						54,953	$10,198,727
	2/16/2012	—	14,199	$77.04	2/15/2022
	2/13/2013	—	21,246	86.76	2/12/2023

William F. Osbourn, Jr.						28,825	$5,349,632
	2/17/2011	1,960	—	$72.05	2/16/2021
	2/16/2012	2,798	5,596	77.04	2/15/2022
	2/13/2013	2,156	8,625	86.76	2/12/2023

Matthew Siegel						27,569	$5,116,531
	2/16/2012	5,345	5,345	$77.04	2/15/2022
	2/13/2013	—	8,238	86.76	2/12/2023

Peter C. Stern						47,078	$8,737,206
	2/16/2012	—	8,114	$77.04	2/15/2022
	2/13/2013	—	17,537	86.76	2/12/2023

Arthur T. Minson, Jr.		—	—	—	—	—	$—

(1)	The dates of grant of each named executive officer’s stock options outstanding as of December 31, 2015 are set forth in the table, and the vesting dates for each award can be determined based on the vesting schedules described in this footnote. The awards of stock options and PBOs, upon certification of the performance condition, become exercisable in installments of 25% on the first four anniversaries of the date of grant, assuming continued employment and subject to accelerated vesting upon the occurrence of certain events, including involuntary termination of employment, retirement, death or disability, as defined in the applicable award agreement.

(2)	This column presents the number of shares of Common Stock represented by unvested RSU and PBU awards at December 31, 2015. The annual RSU awards, and PBUs upon certification of satisfaction of the performance condition, vest 50% on each of the third and fourth anniversaries of the date of grant. As discussed above, the vesting schedules of the retention equity awards were designed to mirror the vesting schedule that would have applied to the awards had they been made in 2015, 2016 and 2017, and are based on 50% vesting on each of the third and fourth anniversaries of the dates of grant in those years. The vesting schedules for the awards of RSUs and PBUs assume continued employment and are subject to accelerated vesting upon the occurrence of certain events, including involuntary termination of employment, retirement, death or disability, as defined in the award agreement. Mr. Stern received additional retention equity awards in August 2014 to reflect an increase in his target compensation with a vesting schedule consistent with the retention equity awards made in February 2014. The vesting dates for the unvested RSU and PBU awards are as follows as of December 31, 2015:

	Number of RSUs and PBUs That Have Not Vested	Date of Grant	Vesting Dates
Robert D. Marcus	23,100	2/16/2012	2/16/2016
	25,320	2/13/2013	2/13/2016 and 2/13/2017
	70,914	2/12/2014	2/12/2017 and 2/12/2018
	55,984	2/12/2014	2/12/2018 and 2/12/2019
	55,984	2/12/2014	2/12/2019 and 2/12/2020
	41,072	6/2/2015	2/13/2020 and 2/13/2021

Dinesh C. Jain	29,858	2/12/2014	2/12/2017 and 2/12/2018
	29,858	2/12/2014	2/12/2018 and 2/12/2019
	29,858	2/12/2014	2/12/2019 and 2/12/2020
	21,905	6/2/2015	2/13/2020 and 2/13/2021

	Number of RSUs and PBUs That Have Not Vested	Date of Grant	Vesting Dates

Marc Lawrence-Apfelbaum	4,410	2/16/2012	2/16/2016
	6,647	2/13/2013	2/13/2016 and 2/13/2017
	11,757	2/12/2014	2/12/2017 and 2/12/2018
	11,757	2/12/2014	2/12/2018 and 2/12/2019
	11,757	2/12/2014	2/12/2019 and 2/12/2020
	8,625	6/2/2015	2/13/2020 and 2/13/2021

William F. Osbourn, Jr.	2,608	2/16/2012	2/16/2016
	4,048	2/13/2013	2/13/2016 and 2/13/2017
	5,900	2/12/2014	2/12/2017 and 2/12/2018
	5,900	2/12/2014	2/12/2018 and 2/12/2019
	5,900	2/12/2014	2/12/2019 and 2/12/2020
	4,469	6/2/2015	2/13/2020 and 2/13/2021

Matthew Siegel	2,491	2/16/2012	2/16/2016
	3,866	2/13/2013	2/13/2016 and 2/13/2017
	5,648	2/12/2014	2/12/2017 and 2/12/2018
	5,648	2/12/2014	2/12/2018 and 2/12/2019
	5,648	2/12/2014	2/12/2019 and 2/12/2020
	4,268	6/2/2015	2/13/2020 and 2/13/2021

Peter C. Stern	2,520	2/16/2012	2/16/2016
	5,486	2/13/2013	2/13/2016 and 2/13/2017
	9,705	2/12/2014	2/12/2017 and 2/12/2018
	9,705	2/12/2014	2/12/2018 and 2/12/2019
	9,705	2/12/2014	2/12/2019 and 2/12/2020
	1,008	8/1/2014	2/12/2018 and 2/12/2019
	1,008	8/1/2014	2/12/2019 and 2/12/2020
	7,941	6/2/2015	2/13/2020 and 2/13/2021

(3)	Calculated using the NYSE closing price on December 31, 2015 of $185.59 per share of Common Stock.

Option Exercises and Stock Vested

The following table sets forth as to each of the named executive officers information on exercises of TWC stock options and the vesting of RSU awards during 2015, including: (i) the number of shares of Common Stock underlying options exercised during 2015; (ii) the aggregate dollar value realized upon exercise of such options; (iii) the number of shares of Common Stock received from the vesting of awards of RSUs during 2015; and (iv) the aggregate dollar value realized upon such vesting (based on the stock price of Common Stock on the vesting dates).

OPTION EXERCISES AND STOCK VESTED DURING 2015

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise	Value Realized on Exercise(1)	Number of Shares Acquired on Vesting	Value Realized on Vesting(2)

Robert D. Marcus	125,171	$13,281,513	36,330	$5,412,800
Dinesh C. Jain	—	$—	—	$—
William F. Osbourn, Jr.	6,915	$778,076	4,979	$740,669
Matthew Siegel	18,551	$1,834,827	4,755	$707,348
Marc Lawrence-Apfelbaum	34,151	$2,572,071	8,174	$1,216,221
Peter C. Stern	49,219	$3,797,587	5,093	$757,325
Arthur T. Minson, Jr.	25,066	$2,141,443	—	$—

(1)	The value realized on exercise is calculated based on the difference between the sale price per share of Common Stock and the option exercise price.

(2)	Calculated using the closing sale price of Common Stock on the NYSE on the vesting date.

Pension Plans

Pension Benefits

Eligible employees of the Company participate in the Time Warner Cable Pension Plan, a tax qualified defined benefit pension plan, and the Time Warner Cable Excess Benefit Pension Plan (the “Excess Benefit Plan”), a nonqualified defined benefit pension plan (collectively, the “TWC Pension Plans”), which are sponsored by the Company. All of the named executive officers participated in the TWC Pension Plans during 2015. Federal tax law limits both the amount of compensation that is eligible for the calculation of benefits and the amount of benefits that may be paid to participants under a tax-qualified plan, such as the Time Warner Cable Pension Plan. However, as permitted under Federal tax law, the Company has adopted the Excess Benefit Plan that is designed to provide for supplemental payments by the Company of an amount that eligible employees would have received under the Time Warner Cable Pension Plan if eligible compensation were subject to a higher limit and there were no payment restrictions. The amount of the payment under the Excess Benefit Plan is calculated based on the differences between (a) the annual benefit that would have been payable under the Time Warner Cable Pension Plan if the annual eligible compensation limit imposed by the tax laws was $350,000 (the maximum compensation limit imposed under the Excess Benefit Plan) and (b) the actual benefit payable under the Time Warner Cable Pension Plan.

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

In addition to the benefits to which they are entitled under the TWC Pension Plans, as a result of prior service at Time Warner or one of its affiliates prior to the Company’s Separation from Time Warner, each of Messrs. Marcus, Osbourn, Siegel, Stern and Minson is entitled to vested benefits under the Time Warner Pension Plan (the “TW Pension Plan”) based on a formula similar to that under the TWC Pension Plans and benefit service of 7.7 years, 1.8 years, 6.9 years, 1.9 years and 2.9 years, respectively. Time Warner has also adopted an excess benefit pension plan, which, like the TWC Excess Benefit Plan, provides for payments by Time Warner of certain amounts that eligible employees would have received under the Time Warner Pension Plan if eligible compensation were limited to $350,000 and there were no payment restrictions. Messrs. Marcus, Osbourn, Siegel, Stern and Minson have ceased to be active participants in the TW Pension Plan and participate in the TWC Pension Plans.

Forms of Benefit Payments

The benefits under the Time Warner Cable Pension Plan are payable as (i) a single life annuity, (ii) a 50%, 75% or 100% joint and survivor annuity, (iii) a life annuity that is guaranteed for 10 years, or (iv) as of January 1, 2015, a lump sum. Spousal consent is required in certain cases. The participant may elect the form of benefit payment at the time of retirement or termination of employment (in which case, benefits are payable as (i) a single life annuity, (ii) a 50% or 75% joint and survivor annuity or (iii) a lump sum). In the case of a single life annuity, the amount of the annuity is based on the applicable formulas described above. In the case of a joint and survivor annuity, the amount of the annuity is based on the single life annuity amount but is reduced to take into account the ages of the participant and beneficiary at the time the annuity payments begin and the percentage elected by the participant. In the case of a life annuity that is guaranteed for a period of time, the amount of the annuity is based on the single life annuity amount but is reduced to take into account the guaranteed period. Benefits under the Excess Benefit Plan are payable only as a lump sum, unless the participant elected to receive monthly installments over 10 years by the applicable deadline.

Pension Benefits Table

Set forth in the table below is each named executive officer’s years of credited service and the present value of his accumulated benefit under the TWC Pension Plans computed as of December 31, 2015, the pension plan measurement date used for financial statement reporting purposes in the Company’s audited consolidated financial statements for the year ended December 31, 2015. The estimated amounts are based on the assumption that payments under the TWC Pension Plans will commence upon normal retirement (generally age 65), that the TWC Pension Plans will continue in force in their forms as of December 31, 2015, that the maximum annual covered compensation is $350,000 and that no joint and survivor annuity will be payable (which would on an actuarial basis reduce benefits to the employee but provide benefits to a surviving beneficiary). Amounts calculated under the pension formula that exceed Internal Revenue Code limits will be paid under the Excess Benefit Plan from TWC’s assets and are included in the present values shown in the table.

PENSION BENEFITS FOR 2015

Name	Plan Name	Number of Years Credited Service(1)	Present Value of Accumulated Benefit(2)	Payments During 2015
Robert D. Marcus	Time Warner Cable Pension Plan	10.4	$270,280	$—
	Excess Benefit Plan	10.4	110,790	—

	Total	10.4	$381,070	$—

Dinesh C. Jain	Time Warner Cable Pension Plan	1.0	$28,220	$—
	Excess Benefit Plan	1.0	10,300	—

	Total	1.0	$38,520	$—

Marc Lawrence-Apfelbaum	Time Warner Cable Pension Plan	25.5	$1,037,470	$—
	Excess Benefit Plan	25.5	417,200	—

	Total	25.5	$1,454,670	$—

William F. Osbourn, Jr.	Time Warner Cable Pension Plan	12.8	$338,860	$—
	Excess Benefit Plan	12.8	138,680	—

	Total	12.8	$477,540	$—

Matthew Siegel	Time Warner Cable Pension Plan	7.7	$225,810	$—
	Excess Benefit Plan	7.7	92,090	—

	Total	7.7	$317,900	$—

Peter C. Stern	Time Warner Cable Pension Plan	11.8	$226,240	$—
	Excess Benefit Plan	11.8	93,440	—

	Total	11.8	$319,680	$—

Arthur T. Minson, Jr.(3).	Time Warner Cable Pension Plan	5.8	$112,640	$—
	Excess Benefit Plan	5.8	54,520	—

	Total	5.8	$167,160	$—

(1)	Consists of the number of years of service credited to the executive officers as of December 31, 2015 for the purpose of determining benefit service under the TWC Pension Plans.

(2)	The present values of accumulated benefits for the TWC Pension Plans as of December 31, 2015 were calculated using a 4.74% discount and lump-sum rate and the RP-2000 combined mortality table with 5.5% adjustment factor, projected with generational improvements using Scale BB (with no collar adjustment), consistent with the assumptions used in the calculation of the Company’s benefit obligations as disclosed in Note 13 to the audited consolidated financial statements of the Company included in the Original Form 10-K. The present values also assume all benefits are payable at the earliest retirement age at which unreduced benefits are assumed to be payable (which is age 65) under the TWC Pension Plans valued as if paid as a life annuity.

(3)	Mr. Minson’s years of credited service include service to the Company prior to his rehire date in May 2013. Mr. Minson received a distribution from the Excess Plan in April 2010 upon his termination of service to the Company. Upon the first anniversary of his rehire date, he retroactively accrued benefit service from his rehire date.

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

Set forth in the table below is information about the earnings, if any, credited to the accounts maintained by the named executive officers under the TWE Deferral Plan and any withdrawal or distributions therefrom during 2015 and the balance in the account on December 31, 2015. Mr. Lawrence-Apfelbaum was the only named executive officer with an account under the TWE Deferral Plan during 2015.

NONQUALIFIED DEFERRED COMPENSATION FOR 2015

Name	Executive Contributions in 2015	Registrant Contributions in 2015	Aggregate Earnings in 2015(1)	Aggregate Withdrawals/ Distributions	Aggregate Balance at December 31, 2015
Robert D. Marcus	$—	$—	$—	$—	$—
Dinesh C. Jain	—	—	—	—	—
Marc Lawrence-Apfelbaum	—	—	(2,066)	—	53,284
William F. Osbourn, Jr.	—	—	—	—	—
Matthew Siegel	—	—	—	—	—
Peter C. Stern	—	—	—	—	—
Arthur T. Minson, Jr.	—	—	—	—	—

(1)	None of the amounts reported in this column is required to be reported as compensation for fiscal year 2015 in the Summary Compensation Table.

Employment Agreements

The material terms of the compensation provided to the Company’s named executive officers during the term of their employment pursuant to employment agreements between the Company and each executive are described below. As contemplated by the Charter merger agreement, the employment agreement with each of the named executive officers, other than Mr. Minson, was amended, effective July 31, 2015, among other things, to extend its term through December 31, 2017. See “—Compensation Discussion and Analysis—2015 Base Salary and Target Incentive Compensation Determinations” for a discussion of 2015 compensation determinations and “—Potential Payments upon Termination of Employment” and “—Potential Payments upon a Change in Control” for a description of the payments and benefits that would be provided to the Company’s named executive officers in connection with a termination of their employment or a change in control of the Company.

Robert D. Marcus.    In July 2013, the Company and Mr. Marcus entered into a new fixed-term employment agreement, effective July 25, 2013, pursuant to which Mr. Marcus continued to serve as President and Chief Operating Officer until January 1, 2014 at which time Mr. Marcus began serving as the Company’s Chairman of the Board and Chief Executive Officer through December 31, 2016, as subsequently extended through December 31, 2017, subject to earlier termination pursuant to its terms. If the employment agreement is not extended or renewed at or before its expiration date, Mr. Marcus’s employment will continue thereafter on an at-will basis. The agreement currently provides Mr. Marcus with (a) a minimum annual base salary of $1,500,000; (b) an annual discretionary bonus with a target amount of $5,000,000; and (c) annual long-term incentive compensation with a target value of approximately $7,500,000 (based on a valuation method established by the Company), which may be in the form of stock options, RSUs, other equity-based awards, any of which may include performance-based vesting conditions, cash or other components, or any combination of such forms, as may be determined by the Compensation Committee, in its sole discretion but consistent with the general vesting and other terms as determined for the other “named executive officers” of the Company. The employment agreement provides for participation in the Company’s benefit plans and programs, including $50,000 of group life insurance and reimbursement of financial services. Mr. Marcus also receives an annual payment equal to two times the premium cost for $4,000,000 of life insurance as determined by the Company based on its GUL insurance program. Mr. Marcus’s employment agreement includes compensation forfeiture and “clawback” provisions and confidentiality terms, as well as non-solicitation, non-compete and non-disparagement covenants that apply during and after the term of his employment. If his employment terminates during the term of his employment agreement, the confidentiality and non-disparagement covenants apply indefinitely, the non-solicitation covenant survives for one year and the non-compete survives for 24 months. In addition, pursuant his employment agreement, in 2014, Mr. Marcus received a special RSU award with a grant value of approximately $2,000,000 reflecting the same terms as the annual long-term incentive award made to the Company’s other senior executives.

Dinesh C. Jain.    Mr. Jain joined the Company as its Chief Operating Officer, effective as of January 13, 2014 and is employed pursuant to a fixed-term employment agreement that provides that Mr. Jain will serve the Company in such capacity until January 12, 2017, as subsequently extended through December 31, 2017, unless earlier terminated or extended pursuant to its terms. If the employment agreement is not extended or renewed at or before its expiration date, Mr. Jain’s employment will continue thereafter on an at-will basis. The agreement further provides Mr. Jain with (a) a minimum annual base salary of $1,000,000; (b) an annual discretionary bonus with a minimum target amount of $1,250,000; and (c) annual long-term incentive compensation eligibility, which may be in the form of stock options, RSUs, other equity-based awards, any of which may include performance-based vesting conditions, cash or other components, or any combination of such forms, as may be determined by the Company in its sole discretion, with the sum of the target annualized value of the three elements equal to at least $7,500,000 (based on a valuation method established by the Company). The employment agreement provides for participation in the Company’s benefit plans and programs, including group life insurance. Mr. Jain’s employment agreement includes compensation forfeiture and “clawback” provisions and confidentiality terms, as well as non-solicitation, non-compete and non-disparagement covenants that apply during and after the term of his employment for the same periods during the term of the agreement as apply to Mr. Marcus.

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

Marc Lawrence-Apfelbaum.    During 2015, Mr. Lawrence-Apfelbaum served as the Company’s Executive Vice President, General Counsel and Secretary pursuant to a fixed-term employment agreement effective as of February 16, 2012, which was renewed through December 31, 2016 in August 2014, as subsequently extended through December 31, 2017, unless earlier terminated or extended pursuant to its terms. If the employment agreement is not extended or renewed at or before its expiration date, Mr. Lawrence-Apfelbaum’s employment will continue thereafter on an at-will basis. The agreement further provides Mr. Lawrence-Apfelbaum with (a) a minimum annual base salary of $650,000, (b) an annual discretionary bonus with a minimum target amount of $650,000, and (c) annual long-term incentive compensation eligibility, which may be in the form of stock options, RSUs, other equity-based awards, any of which may include performance-based vesting conditions, cash or other components, or any combination of such forms, as may be determined by the Company in its sole discretion, with the sum of the target annualized value of the three elements equal to at least $2,875,000 (based on a valuation method established by the Company). The employment agreement provides for participation in the Company’s benefit plans and programs, including group life insurance. Mr. Lawrence-Apfelbaum also receives an annual payment equal to the premium cost for life insurance with a death benefit equivalent to three times his annual base salary and target bonus pursuant to the agreement, as determined by the Company based on its GUL insurance program. Mr. Lawrence-Apfelbaum’s employment agreement includes compensation forfeiture and “clawback” provisions and confidentiality terms, as well as non-solicitation, non-compete and non-disparagement covenants that apply during and after the term of his employment for the same periods during the term of the agreement as apply to Mr. Marcus.

William F. Osbourn, Jr.    Mr. Osbourn has served as the Company’s Senior Vice President and Controller, and Chief Accounting Officer, since 2008 and was appointed acting Co-Chief Financial Officer effective as of June 1, 2015. He has been employed pursuant to a fixed-term employment agreement that provides that Mr. Osbourn will serve the Company in such capacity until September 30, 2016, as subsequently extended through December 31, 2017, unless earlier terminated or extended pursuant to its terms. If the employment agreement is not extended or renewed at or before its expiration date, Mr. Osbourn’s employment will continue thereafter on an at-will basis. The agreement further provides Mr. Osbourn with (a) a minimum annual base salary of $495,019; (b) an annual discretionary bonus with a minimum target amount established by the Company, but not less than $123,755; and (c) annual long-term incentive compensation eligibility, which may be in the form of stock options, RSUs, other equity-based awards, any of which may include performance-based vesting conditions, cash or other components, or any combination of such forms, as may be determined by the Company in its sole discretion, with the sum of the target annualized value of the three elements equal to at least $1,509,807 (based on a valuation method established by the Company). The employment agreement provides for participation in the Company’s benefit plans and programs, including group life insurance. Mr. Osbourn’s employment agreement includes compensation forfeiture and “clawback” provisions and confidentiality terms, as well as non-solicitation, non-compete and non-disparagement covenants that apply during and after the term of his employment. If his employment terminates during the term of his employment agreement, the confidentiality and non-disparagement covenants apply indefinitely, the non-solicitation covenant survives for one year and the non-compete survives for 18 months.

Matthew Siegel.    Mr. Siegel has served as the Company’s Senior Vice President and Treasurer since 2008 and was appointed acting Co-Chief Financial Officer effective as of June 1, 2015. He has been employed pursuant to a fixed-term employment agreement that provides that Mr. Siegel will serve the Company in such capacity until September 30, 2016, as subsequently extended through December 31, 2017, unless earlier terminated or extended pursuant to its terms. If the employment agreement is not extended or renewed at or before its expiration date, Mr. Siegel’s employment will continue thereafter on an at-will basis. The agreement further provides Mr. Siegel with (a) a minimum annual base salary of $472,770; (b) an annual discretionary bonus with a minimum target amount established by the Company, but not less than $118,193; and (c) annual long-term incentive compensation eligibility, which may be in the form of stock options, RSUs, other equity-based awards, any of which may include performance-based vesting conditions, cash or other components, or any combination of such forms, as may be determined by the Company in its sole discretion, with the sum of the target annualized value of the three elements equal to at least $1,441,949 (based on a valuation method established by the Company). The employment agreement provides for participation in the Company’s benefit plans and programs, including group life insurance. Mr. Siegel’s employment agreement includes compensation forfeiture and “clawback” provisions and confidentiality terms, as well as non-solicitation, non-compete and non-disparagement covenants that apply during and after the term of his employment. If his employment terminates during the term of his employment agreement, the confidentiality and non-disparagement covenants apply indefinitely, the non-solicitation covenant survives for one year and the non-compete survives for 18 months.

Peter C. Stern.    Mr. Stern served as the Company’s Executive Vice President and Chief Product, People and Strategy Officer from July 2014, having served as Executive Vice President and Chief Strategy, People and Corporate Development Officer prior to that, pursuant to a fixed-term employment agreement that provides that Mr. Stern will serve the Company in such capacity until October 31, 2014, as subsequently extended through December 31, 2017, unless earlier terminated or extended pursuant to its terms. If the employment agreement is not extended or renewed at or before its expiration date, Mr. Stern’s employment will continue thereafter on an at-will basis. The agreement further provides Mr. Stern with (a) a minimum annual base salary of $495,000 (increased to $600,000 for 2014 and to $650,000 during 2014); (b) an annual discretionary bonus with a target amount established each year; and (c) annual long-term incentive compensation eligibility, which may be in the form of stock options, RSUs, other equity-based awards, any of which may include performance-based vesting conditions, cash or other components, or any combination of such forms, as may be determined by the Company in its sole discretion, with the sum of the target annualized value of the three elements equal to at least $1,745,000 (based on a valuation method established by the Company). The employment agreement provides for participation in the Company’s benefit plans and programs, including group life insurance. Mr. Stern’s employment agreement includes compensation forfeiture and “clawback” provisions and confidentiality terms, as well as non-solicitation, non-compete and non-disparagement covenants that apply during and after the term of his employment for the same periods during the term of the agreement as apply to Mr. Marcus.

Arthur T. Minson, Jr.    Prior to his departure effective June 1, 2015, Mr. Minson served as the Company’s Executive Vice President and Chief Financial Officer commencing May 2, 2013 and was employed pursuant to a fixed-term employment agreement that would have expired on May 1, 2016. The agreement further provided Mr. Minson with (a) a minimum annual base salary of $900,000; (b) an annual discretionary bonus with a target amount established each year; and (c) annual long-term incentive compensation eligibility, which may be in the form of stock options, RSUs, other equity-based awards, any of which may include performance-based vesting conditions, cash or other components, or any combination of such forms, as may be determined by the Company in its sole discretion, with the sum of the target annualized value of the three elements equal to at least $5,500,000 (based on a valuation method established by the Company). The employment agreement provided for participation in the Company’s benefit plans and programs, including group life insurance and included compensation forfeiture and “clawback” provisions and confidentiality terms, as well as non-solicitation, non-compete and non-disparagement covenants that apply during and after the term of his employment for the same periods as apply to Mr. Marcus.

In addition, in connection with rejoining the Company in 2013, the Company made certain one-time payments and equity awards to Mr. Minson in 2013 in part to compensate for certain forfeited compensation from his prior employer: (a) a cash payment of $500,000 and (b) special time-based RSU and stock option awards each valued at approximately $1,000,000 at the time of grant pursuant to the Company’s valuation methodology with standard vesting terms, subject to his continued employment by the Company on the applicable payment and vesting dates and the terms of the award agreements.

Pursuant to the terms of a letter agreement dated May 28, 2015 between Mr. Minson and TWC executed in connection with his resignation from employment with the Company, Mr. Minson serves as an advisor to the Company during the period (the “advisory period”) from June 1, 2015 through the first to occur of December 31, 2016 and the closing, or abandonment, of the Charter merger. During the advisory period, Mr. Minson has agreed to assist in the planning for closing of the merger and related transactions, the integration of the Company’s operations with those of Charter, and other activities related to the merger. As consideration for his services, the Company paid Mr. Minson a one-time lump-sum cash payment of $5 million shortly following his resignation, subject to his execution and non-revocation of a release of claims in favor of the Company and affiliated parties.

During his advisory period, Mr. Minson remains subject to all restrictions on his ability to engage in competitive behavior and solicit the Company’s employees, pursuant to the terms of his employment agreement and is prohibited from hiring any Company employees during the advisory period without the Company’s consent. Upon the closing of the Charter merger, if such closing occurs prior to January 1, 2017, and as long as Mr. Minson has complied with his obligations to provide the services and with the restrictive covenants described above, the Company will be obligated to pay Mr. Minson a lump-sum cash payment of $5 million. If the Charter merger does not close before January 1, 2017, Mr. Minson will not be entitled to this second payment. Mr. Minson is entitled to no further compensation or benefits as an employee of TWC and he has forfeited all of his outstanding unvested TWC equity awards.

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

Potential Payments upon Termination of Employment

Under their respective employment agreements, the named executive officers are entitled to certain payments and benefits upon their termination of employment during the term of their employment agreements for various reasons (such as an involuntary termination without cause or termination by reason of the Company’s material breach of the agreement). The following table and summaries quantify and describe the potential payments and benefits that would be provided to each of the Company’s named executive officers in connection with a termination of employment under various circumstances on December 31, 2015 under the executive’s employment agreement and other Company compensation arrangements, in each case as in effect on such date. Mr. Minson’s employment with the Company terminated voluntarily effective June 1, 2015. See “Employment Agreements—Arthur T. Minson, Jr.” for a discussion of obligations in connection with his resignation and provision of advisory services.

Termination Reason	Base Salary Continuation	Pro Rata Bonus(1)	Annual Bonus Continuation	Aggregate Benefit Plan Continuation(2)	Stock- Based Awards(3)	Other(4)	Total
Robert D. Marcus
Without Cause(5)	$3,000,000	$8,850,000	$10,000,000	$114,154	$44,939,612	$216,128	$67,119,894
Retirement/Voluntary	—	—	—	—	—	—	—
For Cause	—	—	—	—	—	—	—
Death(6)	—	8,850,000	—	—	62,952,235	—	71,802,235
Disability	2,250,000	8,850,000	7,500,000	114,154	62,952,235	216,128	81,882,517
Dinesh C. Jain
Without Cause(5)	$2,000,000	$4,425,000	$5,000,000	$92,697	$11,082,692	$—	$22,600,389
Retirement/Voluntary	—	—	—	—	—	—	—
For Cause	—	—	—	—	—	—	—
Death(6)	—	4,425,000	—	—	20,689,388	—	25,114,388
Disability	1,500,000	4,425,000	3,750,000	92,697	20,689,388	—	30,457,085
Marc Lawrence-Apfelbaum
Without Cause(5)	$1,950,000	$1,150,500	$1,950,000	$102,678	$10,057,076	$170,025	$15,380,279
Retirement/Voluntary	—	767,000	—	—	10,057,076	—	10,824,076
For Cause	—	—	—	—	—	—	—
Death(6)	—	1,150,500	—	—	13,839,771	—	14,990,271
Disability	1,950,000	1,150,500	1,950,000	—	13,839,771	—	18,890,271
William F. Osbourn, Jr.
Without Cause(5)	$789,684	$463,653	$394,842	$46,608	$4,885,104	$—	$6,579,891
Retirement/Voluntary	—	—	—	—	—	—	—
For Cause	—	—	—	—	—	—	—
Death(6)	—	463,653	—	—	6,809,486	—	7,273,139
Disability	592,263	463,653	296,132	46,608	6,809,486	—	8,208,142
Matthew Siegel
Without Cause(5)	$754,169	$442,799	$377,085	$45,587	$4,670,582	$—	$6,290,222
Retirement/Voluntary	—	—	—	—	—	—	—
For Cause	—	—	—	—	—	—	—
Death(6)	—	442,799	—	—	6,510,892	—	6,953,691
Disability	565,626	442,799	282,813	45,587	6,510,892	—	7,847,717
Peter C. Stern
Without Cause(5)	$1,300,000	$1,150,500	$1,300,000	$70,885	$7,889,167	$—	$11,710,552
Retirement/Voluntary	—	—	—	—	—	—	—
For Cause	—	—	—	—	—	—	—
Death(6)	—	1,150,500	—	—	11,351,162	—	12,501,662
Disability	975,000	1,150,500	975,000	70,885	11,351,162	—	14,522,547
Arthur T. Minson, Jr.
Retirement/Voluntary	$—	$—	$—	$—	$—	$—	$—

(1)	The pro rata bonus amount represents the executive’s actual full-year 2015 AIP bonus and Supplemental Bonus determined based on the Company’s 2015 performance. The Supplemental Bonus will be paid on July 1, 2016.

(2)	Includes the estimated cost of continued health, life and disability insurance, based on 2016 rates.

(3)	Reflects the value of unvested stock options and RSUs granted prior to 2016 that will vest as a result of the applicable termination of employment based on the excess of the closing sale price of Common Stock on December 31, 2015 ($185.59) over the exercise price of stock options and the closing sale price of Common Stock on December 31, 2015 ($185.59) for RSUs. Pursuant to the terms of the retention equity awards granted with respect to 2016 and 2017, in the event of a termination without cause on December 31, 2015, or prior to the applicable anniversary of the date of grant, the retention equity awards would be forfeited unless the termination follows a change in control. As a result, the value of such retention equity awards is only included in the event of death or disability.

(4)	Reflects the following components in the event of termination without cause or due to disability:

One Time Benefit
	Annual Benefit		Termination without Cause
	Financial Services	Life Insurance- related Benefits	Office Space/ Secretarial Support
Robert D. Marcus	$100,000	$8,064	$ —
Dinesh C. Jain	—	—	—
Marc Lawrence-Apfelbaum	—	16,355	120,960
William F. Osbourn, Jr.	—	—	—
Matthew Siegel	—	—	—
Peter C. Stern	—	—	—
Arthur T. Minson, Jr.	—	—	—

In addition to the amount shown above, the executive would also receive distributions under the Excess Benefit Plan and/or the TWE Deferral Plan following termination, as described under “—Pension Plans” and “—Nonqualified Deferred Compensation.”

(5)	The payments and benefits in the event of a termination of employment without cause within 24 months after a change-in-control event (as defined below) are shown in the table below. The payments and benefits due to Messrs. Marcus, Jain and Stern would be the same as shown for a termination without cause, except that the salary, bonus and benefits would be payable for a 36-month period instead of a 24-month period. For Messrs. Lawrence-Apfelbaum, Osbourn and Siegel the payment period for a termination without cause would be unchanged in the event of a termination without cause within 24 months after a change-in-control event. The payment period for Mr. Lawrence-Apfelbaum is 36 months and for Messrs. Osbourn and Siegel is 18 months. The retention equity awards held by each of the named executive officers would vest upon termination of employment. Each of Messrs. Lawrence-Apfelbaum, Osbourn, Siegel and Stern would be entitled to outplacement services valued at $90,000.

	Base Salary Continuation	Pro Rata Bonus	Annual Bonus Continuation	Stock-Based Awards	Aggregate Benefit Plan Continuation	Other
Robert D. Marcus	$4,500,000	$8,850,000	$15,000,000	$62,952,235	$173,541	$324,192
Dinesh C. Jain	3,000,000	4,425,000	7,500,000	20,689,388	141,362	—
Marc Lawrence-Apfelbaum	1,950,000	1,150,500	1,950,000	13,839,771	102,678	260,024
William F. Osbourn, Jr.	789,684	463,652	394,842	6,809,486	46,608	90,000
Matthew Siegel	754,169	442,799	377,084	6,510,892	45,587	90,000
Peter C. Stern	1,950,000	1,150,500	1,950,000	11,351,162	108,637	90,000
Arthur T. Minson, Jr.	—	—	—	—	—	—

(6)	Excludes any death benefits payable under the Company-paid life insurance plan provided to all eligible TWC employees.

Termination without Cause

Termination of Employment during Employment Agreement Term.    Each of the named executive officers, except Mr. Minson, is entitled to payments and benefits under the executive’s employment agreement or other compensation arrangements upon a termination of employment by the Company without cause (generally defined as described below) or termination of employment by the executive following the Company’s material breach of the employment agreement, including with respect to compensation, authority, duties and responsibilities, location and, in some cases, title and reporting line (collectively referred to as a “termination without cause”). In the event of a termination without cause (other than after a change in control, which is covered below), the executives would receive the following payment and benefits:

•	Any earned but unpaid base salary through the termination date.

•	Any accrued but unpaid bonus for the year prior to the year in which termination of employment occurs, based on actual Company performance results for such year.

•	A pro rata portion of any bonus through the termination date for the year of termination, based on actual Company performance results for such year.

•	Severance payments over the following severance periods, paid on the Company’s normal payment dates for salary and bonuses:

➢	in the case of Messrs. Marcus, Jain and Stern, annual base salary and annual target bonuses for a 24-month severance period;

➢	in the case of Mr. Lawrence-Apfelbaum, annual base salary and annual target bonus on the effective date of termination for a 36-month severance period; and

➢	in the case of Messrs. Osbourn and Siegel annual base salary and annual target bonus on the effective date of termination for an 18-month severance period.

•	Additional benefits during the severance period:

➢	continued participation in the Company’s health and welfare benefits and certain cable services and, for Mr. Marcus, financial services;

➢	in the case of Messrs. Marcus and Lawrence-Apfelbaum, continued payments equal to the premium cost of certain life insurance; and

➢	in the case of Mr. Lawrence-Apfelbaum, one year of office space and secretarial services.

•	Outstanding equity awards would be treated as follows, subject to satisfaction of any performance condition under the relevant award:

➢	in the case of Messrs. Marcus, Jain and Stern, all unvested RSUs and stock options, other than the retention equity awards with respect to 2016 and 2017, if any, would vest upon termination of employment and any vested stock options would be exercisable for the time periods set forth in the respective award agreements, generally one year thereafter (but not beyond the original expiration date);

➢	in the case of Mr. Lawrence-Apfelbaum, all RSUs and stock options would vest upon termination of employment, with an exercise period for his vested stock options generally continuing for five years thereafter (but not beyond the original expiration date); and

➢	in the case of the retention equity awards, prior to, or absent, a change-in-control event, including the closing of the Charter merger, the retention equity awards would be forfeited if the termination of employment is prior to the date on which the retention equity award would have normally been made (i.e., February 2016 or February 2017, as appropriate) or would vest upon termination of employment if the termination of employment were after such dates.

The executive’s right to receive severance benefits upon a termination without cause is generally conditioned upon execution of a release of claims against the Company. If the executive obtains other full-time employment during the applicable severance period, the executive would continue to receive the severance cash payments described above but would cease to be eligible for continuation of benefits. In addition, severance benefits may be reduced or terminated and equity awards may be forfeited if the executive breaches applicable restrictive covenant terms. Severance payments may be delayed to the extent necessary for compliance with Section 409A of the Internal Revenue Code (“Section 409A”) governing nonqualified deferred compensation.

Termination of Employment during the “At-Will” Period.    If the employment of any executive officers is terminated without cause while the executive is serving as an at-will employee after the term of his employment agreement, subject to the execution and delivery of a release of claims, (a) the executive’s outstanding equity awards will be treated as if the executive had been terminated without cause and (b) the executive will be entitled to benefits under an executive level severance program that will provide a minimum severance benefit equal to the executive’s base salary and target bonus in effect at the time of the termination for 12 months from the termination date for Messrs. Marcus, Osbourn, Siegel and Stern, six months from the termination date for Mr. Jain and 24 months from the termination date for Mr. Lawrence-Apfelbaum.

Retirement or Voluntary Resignation

The payments and benefits due upon an executive’s voluntary termination of employment depend on whether the executive, at the time of termination, satisfies the age and service requirements for retirement eligibility under the terms of the executive’s employment agreement (“eligible for retirement”). Mr. Lawrence-Apfelbaum was the only named executive officer who was eligible for retirement on December 31, 2015.

Mr. Lawrence-Apfelbaum was eligible for retirement under his employment agreement and other Company compensation arrangements as of December 31, 2015. Upon his retirement, the Company would have no further obligations other than (a) to pay his base salary through the effective date of his retirement and (b) to satisfy any rights pursuant to any insurance and other benefit plans of the Company. His stock options and RSUs, subject to the terms of the retention equity awards, would become fully vested upon retirement, with an exercise period continuing for five years thereafter (or until the original expiration date if sooner) and subject to delayed distribution of RSUs if required by tax rules.

Messrs. Marcus, Jain, Osbourn, Siegel and Stern were not eligible for retirement on December 31, 2015. Upon their voluntary resignation, the Company would have no further obligations to these executives other than (a) to pay base salary through the effective date of termination and (b) to satisfy any rights the executive has pursuant to any insurance or other benefit plans of the Company. Any unvested stock options and RSUs would be forfeited.

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

Termination by Reason of Disability

In the event Messrs. Marcus, Jain, Osbourn, Siegel or Stern becomes disabled (as defined in the applicable employment agreement), the Company would pay the executive a pro rata bonus for the year in which the disability occurs (based on actual Company performance results) and disability benefits for period of 24 months (18 months in the case of Messrs. Osbourn and Siegel) in an annual amount equal to 75 percent of (a) base salary and (b) target annual bonus, as well as continued participation in the Company’s benefit plans and programs during such period. These amounts are reduced by disability payments from workers’ compensation, Social Security and the Company’s disability insurance policies.

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

Potential Payments upon a Change in Control

In the event of a change in control of the Company, if the named executive officer’s employment is not terminated, the executive is not entitled to accelerated vesting of equity awards or other payments as a result of a change in control.

Pursuant to their employment agreements, if a named executive officer’s employment is terminated without cause or for “good reason” during the term of the agreement within 24 months following a change in control (as defined in the Stock Plan) or following the Company’s execution of a merger, acquisition, sale or other agreement providing for a change in control but before the end of the 24-month period after a change in control (or if earlier, before the expiration or termination of such agreement without a change in control) (collectively, a “change-in-control event”), the executive would be entitled to the severance benefits described in the Termination without Cause section above, except that severance benefits, including annual base salary and annual target bonuses, would be paid and continued benefits would be provided for 36 months rather than 24 months in the case of Messrs. Marcus, Jain and Stern and would remain at 36 months in the case of Mr. Lawrence-Apfelbaum and 18 months in the case of Messrs. Osbourn and Siegel. Furthermore, under the terms of the 2017 retention equity awards, the awards would become fully vested even if the termination of employment without cause occurs before the applicable anniversary of the date of grant. See footnote (5) in the Potential Payments upon Termination of Employment table above.

Pursuant to the terms of the named executive officers’ employment agreements, if the officer’s employment is terminated without cause or he resigns for “good reason,” as defined in the employment agreement, following a change-in-control event and no later than 24 months following a change-in-control, the officer is entitled to the payments and benefits described above.

Pursuant to the Charter merger agreement, the employment agreement of each of the named executive officers, other than Mr. Minson, has been amended effective as of July 31, 2015 to expand the scope of (a) the “good reason” resignation rights thereunder to include certain expanded compensation and reporting line protections during the period beginning upon the closing of the Charter merger and ending on the earlier of the second anniversary of such closing and the expiration of the term of the executive’s employment agreement (such period, the “change in control protection period”) and (b) the termination without cause provisions to include certain relocations during the change in control protection period.

Depending on their respective titles, roles, responsibilities, compensation and work location, as applicable, immediately after the completion of the Charter merger, the named executive officers, other than Mr. Minson, may have the right to assert good reason, resign and collect the benefits described above after such time. As discussed above, upon the completion of the Charter merger before January 1, 2017, Mr. Minson becomes entitled to receive a lump-sum cash payment of $5 million.

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

Director Compensation.

The table below sets out the compensation for 2015 that was paid to or earned by the Company’s directors who were not active employees of the Company or its affiliates (“non-employee directors”). Directors who are active employees of the Company are not separately compensated for their Board activities. The compensation remains unchanged for 2016.

The Company compensates non-employee directors with a combination of equity and cash that it believes is comparable to and consistent with approximately the median compensation provided to independent directors of similarly sized public entities. During 2015, each non-employee director received a total annual director compensation package consisting of:

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

The directors are entitled to receive dividend equivalents on the RSUs, if any dividends are paid on the Common Stock. In 2015, each non-employee director received 1,058 RSUs under the Stock Plan. Directors who have served on the Board for at least three years are eligible to elect to receive the distribution of Common Stock underlying 50% of any future RSU award on the earlier of (a) the third anniversary of the award date or (b) after the director ceases to serve as a director for any reason other than cause.

The following additional annual cash retainers were paid in 2015 for service on the Board’s committees: (i) $15,000 per year for each member of the Audit Committee and Compensation Committee, with $30,000 for each chair and (ii) $7,500 per year for each member of the Nominating and Governance Committee and Finance Committee, with $15,000 for each chair. The lead director received an additional annual cash retainer of $30,000. No additional compensation is paid for attendance at meetings of the Board of Directors or a Board committee.

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

The Company may also invite directors and their spouses to attend Company-related events. The Company generally provides for, or reimburses expenses of, the spouses’ travel, food and lodging for attendance at these events to which directors’ spouses and guests have been invited, which may result in a non-employee director recognizing income for tax purposes. The Company reimburses the non-employee director for the estimated taxes incurred in connection with any income recognized by the director as a result of the spouse’s attendance at such events. In the year ended December 31, 2015, the aggregate incremental cost to the Company of these items was less than $10,000 per director. In addition, in 2015, the Company offered to make a $500 contribution in the name of each director to a charity selected by the director.

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

DIRECTOR COMPENSATION FOR 2015

	Fees Earned or Paid in Cash(1)	Stock Awards(2)	Option Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation(3)	Total
Carole Black	$105,000	$154,690	$—	$ —	$ —	$ 500	$260,190
Thomas H. Castro	112,500	154,690	—	—	—	500	267,690
David C. Chang	105,000	154,690	—	—	—	500	260,190
James E. Copeland, Jr.	112,500	154,690	—	—	—	1,758	268,948
Peter R. Haje	120,000	154,690	—	—	—	500	275,190
Donna A. James	120,000	154,690	—	—	—	500	275,190
Don Logan	97,500	154,690	—	—	—	1,836	254,026
N.J. Nicholas, Jr.	142,500	154,690	—	—	—	500	297,690
Wayne H. Pace	120,000	154,690	—	—	—	500	275,190
Edward D. Shirley	105,000	154,690	—	—	—	2,139	261,829
John E. Sununu	112,500	154,690	—	—	—	500	267,690

(1)	Amounts earned by each non-employee director in 2015 represent (a) an annual cash retainer of $90,000; (b) an annual additional payment of $15,000 for each member of the Audit Committee and the Compensation Committee, with $30,000 to each Committee chair and $7,500 for each member of the Nominating and Governance Committee and Finance Committee, with $15,000 to each Committee chair; and (c) a cash payment of $30,000 for the lead director. Messrs. Haje, Nicholas and Pace elected to defer all or a portion of their cash retainer under the Directors’ Deferred Compensation Program for 2015 and received awards of deferred stock units (in July 2015 and January 2016) covering, in the aggregate, 329, 783 and 659 shares of Common Stock, respectively. The value of these deferred stock units is included in this column. These deferrals and the related deferred stock units are not reflected in a separate column in the table. The number of deferred stock units credited to the non-employee directors on December 31, 2015 was: Dr. Chang—6,110; Mr. Copeland—6,126; Mr. Haje—8,106; Mr. Nicholas—7,962; and Mr. Pace—2,527.

(2)	The amounts set forth in the Stock Awards column represent the value of the award to each non-employee director of RSUs with respect to 1,058 shares of Common Stock, as computed in accordance with FASB ASC Topic 718. The amounts were calculated based on the grant date fair value per share of $146.21, which was the closing sale price of the Common Stock on the date of grant (February 11, 2015). On December 31, 2015, each non-employee director held the following number of RSUs: 19,828 RSUs for each of Messrs. Copeland, Haje, Logan and Nicholas; 18,918 RSUs for Ms. Black; 16,703 RSUs for Dr. Chang; 17,999 RSUs for Mr. Castro; 15,704 RSUs for Mr. Pace; and 13,331 RSUs for Ms. James, Mr. Shirley and Senator Sununu.

(3)	Reflects (a) the Company’s commitment to make a charitable contribution of $500 on behalf of each serving director and (b) reimbursement for estimated taxes incurred by each of Messrs. Copeland ($1,258), Logan ($1,336) and Shirley ($1,639) as a result of his spouse accompanying him to a Company-sponsored event.

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

SECURITY OWNERSHIP

Security Ownership by the Board of Directors and Executive Officers

The following table sets forth information as of the close of business on February 29, 2016 as to the number of shares of the Company’s Common Stock beneficially owned by:

•	each executive officer named in the Summary Compensation Table included in item 11 above;

•	each current director; and

•	all current executive officers and directors, as a group.

	Common Stock Beneficially Owned(1)
Name	Number of Shares	Right to Acquire Shares(2)	Percent of Class

Carole Black	2,201	6,548	*
Thomas H. Castro	—	5,629	*
David C. Chang	4,678	6,420	*
James E. Copeland, Jr.	—	8,249	*
Peter R. Haje(3)	15,622	8,249	*
Dinesh C. Jain	101	—	*
Donna A. James	150	8,249	*
Marc Lawrence-Apfelbaum(4)	14,944	24,822	*
Don Logan	—	8,249	*
Robert D. Marcus	96,472	81,033	*
Arthur T. Minson, Jr.	5	—	*
N.J. Nicholas, Jr.	2,333	8,249	*
William F. Osbourn, Jr.	6,391	16,822	*
Wayne H. Pace	26,099	6,539	*
Matthew Siegel	18,483	14,809	*
Edward D. Shirley	1,333	8,249	*
Peter C. Stern	5,884	16,882	*
John E. Sununu	102	8,249	*
All current directors and executive officers as a group (19 persons)(3)-(4)	211,019	250,107	*

*	Represents beneficial ownership of less than one percent of the issued and outstanding Common Stock on February 29, 2016.

(1)	Beneficial ownership as reported in the above table has been determined in accordance with Rule 13d-3 of the Exchange Act. Unless otherwise indicated, beneficial ownership represents both sole voting and sole investment power. This table does not include any shares of Common Stock or other TWC equity securities that may be held by pension and profit-sharing plans of other corporations or endowment funds of educational and charitable institutions for which various directors and officers serve as directors or trustees. As of February 29, 2016, the only equity securities of TWC beneficially owned by the named persons or group were (a) shares of Common Stock, (b) options to purchase shares of Common Stock and (c) restricted stock units (“RSUs”) and deferred stock units reflecting the contingent right to receive shares of Common Stock. None of these shares of Common Stock was pledged as security.

(2)

Reflects shares of Common Stock subject to (a) options to purchase Common Stock that, on February 29, 2016, were unexercised, but were exercisable on or within 60 days after that date and (b) RSUs that, on February 29, 2016, were unvested, but were expected to vest on or within 60 days after that date. These shares are excluded from the column headed “Number of Shares.” The “Right to Acquire Shares” for each of the non-employee directors includes RSUs issued to them as compensation since 2011, which represent the right to receive shares of Common Stock after termination of service as a member of the Board, but does not include their interests set forth in the table below in (a) RSUs issued to them as compensation prior to 2011, which represent the right to receive shares of Common Stock six months after termination of service as a member of the Board and (b) deferred stock units issued under the

Directors’ Deferred Compensation Program, which represent the right to receive shares of Common Stock on the distribution date selected by the director. Each non-employee director’s (a) RSUs issued to them as compensation prior to 2011 and (b) deferred stock units as of February 29, 2016 are set forth below. The directors do not have voting rights with respect to these RSUs and deferred stock units, but they represent an economic interest in the shares of Common Stock. See “Director Compensation.” For information about RSUs held by the named executive officers, see “Executive Compensation—Outstanding Equity Awards.”

	Pre-2011 Restricted Stock Units	Deferred Stock Units
Carole Black	12,409	—
Thomas H. Castro	12,409	—
David C. Chang	11,113	5,507
James E. Copeland, Jr.	12,409	6,126
Peter R. Haje	12,409	8,269
Donna A. James	5,912	—
Don Logan	12,409	—
N.J. Nicholas, Jr.	12,409	8,351
Wayne H. Pace	9,204	2,138
Edward D. Shirley	5,912	—
John E. Sununu	5,912	—

(3)	Includes 666 shares of Common Stock owned by the Peter and Helen Haje Foundation, as to which Mr. Haje and his spouse share voting power and investment power.

(4)	Includes an aggregate of approximately 1,055 shares of Common Stock held by a trust under the TWC Savings Plan for the benefit of TWC’s current executive officers, including 845 shares for Mr. Lawrence-Apfelbaum.

Security Ownership of Certain Beneficial Owners

Based on a review of filings with the SEC, as of March 31, 2016, the Company has determined that each of the persons listed below is a beneficial holder of more than 5% of the outstanding shares of Common Stock as of the date indicated.

Name and Address of Beneficial Owner	Shares of Stock Beneficially Owned	Percent of Class

BlackRock, Inc.(1)	14,959,993	5.3%
55 East 52nd Street
New York, NY 10022

Dodge & Cox(2)	19,420,146	6.9%
555 California Street, 40th Floor
San Francisco, CA 94104

TCI Fund Management Limited(3)	16,233,532	5.7%
7 Clifford Street
London, W1S 2FT, United Kingdom

The Vanguard Group, Inc.(4)	16,847,053	5.9%
100 Vanguard Boulevard
Malvern, PA 19355

(1)	Based solely on Amendment No. 1 to Schedule 13G filed by BlackRock, Inc. with the SEC on February 10, 2016, which reported, as of December 31, 2015, that it had sole voting power over 12,627,726 of the indicated shares, sole dispositive power over 14,952,104 of such shares, shared voting power over 7,889 of such shares and shared dispositive power over 7,889 of such shares.

(2)	Based solely on Amendment No. 2 to Schedule 13G filed by Dodge & Cox with the SEC on February 12, 2016, which reported, as of December 31, 2015, that it had sole voting power over 18,354,237 of the indicated shares and sole dispositive power over all of the indicated shares.

(3)	Based solely on Amendment No. 1 to Schedule 13G filed by TCI Fund Management Limited with the SEC on February 12, 2016, which reported, as of December 31, 2015, that it had shared voting and dispositive power over all of the indicated shares.

(4)	Based solely on Amendment No. 2 to Schedule 13G filed by The Vanguard Group, Inc. with the SEC on February 10, 2016, which reported, as of December 31, 2015, that it had sole voting power over 528,797 of the indicated shares, shared voting power over 28,100 of the indicated shares, sole dispositive power over 16,287,363 of the indicated shares and shared dispositive power over 559,690 of the indicated shares.

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

Certain Litigation

Following the announcement of the Comcast merger in February 2014, various putative stockholder class actions were filed against, among others, the Company and its directors. As described in the Original Form 10-K, the complaints in these actions alleged breaches of fiduciary duty to the Company’s stockholders and disclosure failures in the Company’s registration statement related to the Comcast merger, among other things, and sought, among other relief, injunctive relief enjoining the stockholder vote on the Comcast merger, unspecified declaratory and equitable relief, compensatory damages in an unspecified amount, and costs and fees. The parties entered into a settlement agreement, conditioned inter alia on the consummation of the Comcast merger, which upon termination of that merger became inoperative. However, as permitted under the settlement agreement, plaintiffs’ counsel in one of the matters pending in state court in Delaware petitioned the court for the award of attorneys’ fees and TWC opposed that application. The court awarded some, but not all, of the fees sought and the case was dismissed. Two other cases related to the Comcast merger, and also pending in state court in Delaware, were voluntarily withdrawn. Parties in certain of the prior actions pending in state court in New York modified their claims to cover the Charter merger and related transactions. The modified actions allege, among other things, that the members of the TWC board of directors breached their fiduciary duties to TWC stockholders during the Charter merger negotiations and by entering into the Charter Merger Agreement and approving the Charter merger, and that Charter and its subsidiaries aided and abetted such breaches of fiduciary duties. The parties have executed a definitive settlement agreement, subject to the consummation of the Charter merger and the court’s approval. The Company is obligated to indemnify its officers and directors under certain circumstances to the fullest extent permitted by Delaware law. The Company has purchased insurance that covers its directors and officers for liabilities incurred by them in their capacities as directors and officers of the Company and its subsidiaries. Under this insurance program, the Company is reimbursed for payments made to directors or officers as required or permitted by the indemnification provisions of the Company’s By-laws, Certificate of Incorporation and Delaware law. This insurance also provides coverage under certain circumstances to individual directors and officers if they are not indemnified by the Company. In connection with the Company’s indemnification obligations, the Company or its insurer advanced certain attorneys’ fees and expenses incurred on behalf of the independent directors in connection with the litigation described above. The independent directors were represented as a group by separate counsel in these matters.

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

Services Provided by the Independent Auditor

As described above, the Audit Committee is responsible for the appointment, compensation, retention and oversight of the work of the independent auditor. Accordingly, the Audit Committee has appointed Ernst & Young LLP (“E&Y”) to perform audit and other permissible non-audit services for the Company and its subsidiaries. The aggregate fees billed by E&Y to the Company for the years ended December 31, 2015 and 2014 are as follows:

Fees of the Independent Auditor

	2015	2014
Audit Fees(1)	$5,901,680	$5,406,294
Audit-Related Fees(2)	2,730,432	4,202,813
Tax Fees(3)	1,947,359	959,495
All Other Fees	—	—

Total Fees for Services Provided	$10,579,471	$10,568,602

(1)	Audit Fees were for audit services, including (a) the annual audit (including required quarterly reviews) and other procedures required to be performed by the independent auditors to be able to form an opinion on the Company’s consolidated financial statements; (b) the audit of the effectiveness of internal control over financial reporting; (c) consultation with management as to the accounting or disclosure treatment of transactions or events and/or the actual or potential impact of final or proposed rules, standards or interpretations by the SEC, the Financial Accounting Standards Board (“FASB”) or other regulatory or standard-setting bodies; and (d) services that only the independent auditors reasonably can provide, such as services associated with SEC registration statements, periodic reports and other documents filed with the SEC or other documents issued in connection with securities offerings and assistance in responding to SEC comment letters.

(2)	Audit-Related Fees were principally for services related to (a) audit services and other procedures, including those associated with documents filed with the SEC and related to the audit of certain carve-out financial statements prepared in connection with Comcast Corporation’s merger-related divestitures; (b) agreed-upon procedures or expanded audit procedures to comply with contractual arrangements, regulatory/franchise reporting requirements or other requirements; (c) audits of employee benefit plans; (d) due diligence services pertaining to acquisitions; and (e) attestation services related to certain internal controls (SSAE 16).

(3)	Tax Fees were for services related to tax planning and tax advice, including advice with respect to an internal reorganization.

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

Name: Robert D. Marcus
Title: Chairman and Chief Executive Officer

Dated: April 28, 2016

EXHIBIT INDEX

Exhibit Number	Description

31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to Amendment No. 1 to Time Warner Cable Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015.
31.2*	Certification of Co-Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to Amendment No. 1 to Time Warner Cable Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015.
31.3*	Certification of Co-Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to Amendment No. 1 to Time Warner Cable Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

*	Filed herewith.