Form 10-Q
period 2016-03-31
TIME WARNER CABLE INC.
filed 2016-04-28
CIK 1377013

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016 or

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

Large accelerated filer	☑	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐    No ☑

Description of Class	Shares Outstanding as of April 26, 2016
Common Stock – $0.01 par value	284,701,320

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

•

Results of operations. This section provides an analysis of the Company’s results of operations for the three months ended March 31, 2016. This analysis is presented on both a consolidated and reportable segment basis.

•	Financial condition and liquidity. This section provides an analysis of the Company’s financial condition as of March 31, 2016 and cash flows for the three months ended March 31, 2016.

•

Caution concerning forward-looking statements. This section provides a description of the use of forward-looking information appearing in this report, including in MD&A and the consolidated financial statements. Such information is based on management’s current expectations about future events, which are subject to uncertainty and changes in circumstances. Refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 (the “2015 Form 10-K”) for a discussion of the risk factors applicable to the Company.

OVERVIEW

TWC is among the largest providers of video, high-speed data and voice services in the U.S., with technologically advanced, well-clustered cable systems located mainly in five geographic areas – New York State (including New York City), the Carolinas, the Midwest (including Ohio, Kentucky and Wisconsin), Southern California (including Los Angeles) and Texas. TWC’s mission is to connect its customers to the world—simply, reliably and with superior service. As of March 31, 2016, TWC served approximately 16.1 million residential and business services customers who subscribed to one or more of its video, high-speed data and voice services. During the three months ended March 31, 2016, TWC’s revenue increased 7.2% to approximately $6.2 billion.

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

Residential Services Segment

TWC offers video, high-speed data and voice services, as well as security and home management services, to residential customers. As of March 31, 2016, the Company served approximately 15.4 million residential services customers and, during the three months ended March 31, 2016, revenue from the provision of residential services increased 5.8% to approximately $4.9 billion, representing 79.7% of TWC’s total revenue.

TWC’s video service provides over 300 channels (including, on average, over 200 high-definition (“HD”) channels) and over 30,000 video-on-demand choices, an increasing subset of which consumers can watch on the device of their choosing, both inside and outside the home. TWC’s high-speed data service is available in a range of speed (from up to 2 to up to 300 megabits per second (“Mbps”) downstream), price and monthly consumption (unlimited, 30 gigabyte (“GB”) and 5 GB) levels and, for most high-speed data customers, includes access to a nationwide network of nearly 500,000 WiFi hotspots along with communications and Internet security features. TWC’s voice service provides unlimited calling throughout the U.S. and its territories and to Canada, Mexico, China, Hong Kong, India, Norway and the European Union and access to popular features in one simple package. TWC’s IntelligentHome service provides residential customers with advanced security and home management technology. The Company expects growth in Residential Services revenue in 2016 driven by an increase in customers and higher revenue per customer.

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

TIME WARNER CABLE INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS

OF OPERATIONS AND FINANCIAL CONDITION—(Continued)

Business Services Segment

TWC offers a wide range of business high-speed data, networking, voice, video, hosting and cloud computing services. As of March 31, 2016, TWC served 765,000 business customers, including small and medium businesses; large enterprises; government, education and non-profit institutions; and telecommunications carriers. TWC offers these services to retail and wholesale businesses using its own network infrastructure and third-party infrastructure as required to meet customer needs.

During the three months ended March 31, 2016, revenue from the provision of business services increased 13.4% to $886 million, representing 14.3% of TWC’s total revenue. The Company expects continued strong growth in Business Services revenue driven by an increase in the number of customers, higher wholesale access, growing product penetration, demand for higher-priced tiers of service and price increases.

Other Operations Segment

TWC’s Other Operations segment principally consists of (i) Time Warner Cable Media (“TWC Media”), the advertising sales arm of TWC; (ii) the Company’s regional sports networks that carry Los Angeles Lakers’ basketball games and other sports programming (Time Warner Cable SportsNet and Time Warner Cable Deportes and, collectively, the “Lakers’ RSNs”); (iii) the Company’s local sports, news and lifestyle channels (e.g., Time Warner Cable News NY1); (iv) other operating revenue and costs, including those derived from A/N and home shopping network-related services; and (v) operating revenue and costs associated with SportsNet LA, a regional sports network carrying the Los Angeles Dodgers’ baseball games and other sports programming. During the three months ended March 31, 2016, TWC generated revenue from Other Operations of $440 million.

As discussed further below in “—Financial Statement Presentation,” TWC Media sells its video and online advertising inventory to local, regional and national advertising customers and also sells third-party advertising inventory on behalf of other video distributors, including, among others, Verizon Communications Inc.’s (“Verizon”) FiOS, AT&T Inc.’s (“AT&T”) U-verse and DIRECTV and Charter. Advertising revenue generated by TWC Media is cyclical, benefiting in years that include political elections as a result of political candidate and issue-related advertising.

Competition

The operations of each of TWC’s reportable segments face intense competition, both from existing competitors and, as a result of the rapid development of new technologies, services and products, from new entrants.

Residential Services Segment

TWC faces intense competition for residential customers from a variety of alternative communications, information and entertainment delivery sources across each of its residential services. Some of these competitors offer a broad range of services with features and functions comparable to those provided by TWC and in bundles similar to those offered by TWC, sometimes including wireless service. Each of TWC’s residential services also faces competition from other companies that provide services on a stand-alone basis. TWC’s residential video service faces competition from direct broadcast satellite services, and increasingly from companies that deliver content to consumers over the Internet, including in many cases the same networks that supply programming to TWC. TWC’s residential high-speed data service faces competition from wireless Internet providers and direct broadcast satellite services. TWC’s residential voice service faces competition from wireless voice providers, “over-the-top” phone services and other communications alternatives.

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

Other Operations Segment

Revenue

•

Advertising. Advertising revenue is generated through TWC Media’s sale of video and online advertising inventory to local, regional and national advertising customers. The Company derives most of its advertising revenue from the sale of advertising inventory on cable networks owned by third parties. The rights to such advertising inventory are acquired by the Company in connection with its agreements to carry such networks or obtained through contractual agreements to sell advertising inventory on behalf of other video distributors (including, among others, Verizon’s FiOS, AT&T’s U-verse and DIRECTV and Charter). The Company also generates advertising revenue from the sale of inventory on the Lakers’ RSNs, SportsNet LA and the Company’s local sports, news and lifestyle channels (e.g., Time Warner Cable News NY1).

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

TIME WARNER CABLE INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS

OF OPERATIONS AND FINANCIAL CONDITION—(Continued)

Recent Accounting Standards

See Note 2 to the accompanying consolidated financial statements for accounting standards adopted in 2016 and recently issued accounting standards not yet adopted.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2016 Compared to Three Months Ended March 31, 2015

The following discussion provides an analysis of the Company’s results of operations and should be read in conjunction with the accompanying consolidated statement of operations, as well as the consolidated financial statements and notes thereto and MD&A included in the 2015 Form 10-K.

Consolidated Results

The consolidated financial results for the Company for the three months ended March 31, 2016 and 2015 were as follows (in millions):

	Three Months Ended March 31,
	2016	2015	% Change
Revenue:
Residential services	$4,934	$4,662	5.8%
Business services	886	781	13.4%
Other	371	334	11.1%

Total revenue	6,191	5,777	7.2%
Costs and expenses:
Programming and content	1,551	1,419	9.3%
Sales and marketing(a)	613	559	9.7%
Technical operations(a)	426	399	6.8%
Customer care(a)	238	226	5.3%
Other operating(a)	1,204	1,178	2.2%
Depreciation	940	852	10.3%
Amortization	34	34	—
Merger-related and restructuring costs	40	26	53.8%

Total costs and expenses	5,046	4,693	7.5%

Operating Income	1,145	1,084	5.6%
Interest expense, net	(350)	(348)	0.6%
Other income, net	11	10	10.0%

Income before income taxes	806	746	8.0%
Income tax provision	(312)	(288)	8.3%

Net income	494	458	7.9%
Less: Net income attributable to noncontrolling interests	—	—	NM

Net income attributable to TWC shareholders	$494	$458	7.9%

NM—Not meaningful.

(a)	Amounts include total employee costs, as follows (in millions):

	Three Months Ended March 31,
	2016	2015	% Change
Employee costs	$1,413	$1,321	7.0%

Revenue. The increase in revenue for the three months ended March 31, 2016 was due to increases in revenue at all segments. Revenue by segment is discussed in greater detail below in “Segment Results.”

TIME WARNER CABLE INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS

OF OPERATIONS AND FINANCIAL CONDITION—(Continued)

Costs and expenses

Operating costs and expenses. The increase in operating costs and expenses for the three months ended March 31, 2016 was primarily due to increases in programming and employee costs, partially offset by a decline in bad debt expense. The increase in employee costs reflects the Company’s continued investments in sales and marketing, technical operations and customer care initiatives, as well as a $26 million increase in employee medical costs (as a result of prior year changes in estimates of previously established employee medical accruals, partially offset by lower claims activity). Operating costs and expenses by segment are discussed in greater detail below in “Segment Results.”

Depreciation. Depreciation increased primarily due to the continued investment in customer premise equipment and scalable infrastructure.

Merger-related and restructuring costs. Merger-related costs for the three months ended March 31, 2016 were as follows (in millions):

	Three Months Ended March 31,
	2016	2015
Charter merger:
Employee retention costs	$32	$—
Advisory and legal fees	3	—
Comcast merger:
Employee retention costs	—	14
Advisory and legal fees	—	10

Merger-related costs	$35	$24

The Company expects to incur additional merger-related costs in connection with the Charter merger through the closing of the merger.

The Company incurred restructuring costs of $5 million and $2 million for the three months ended March 31, 2016 and 2015, respectively, primarily related to employee terminations and other exit costs. The Company expects to incur additional restructuring costs in 2016.

Operating Income. Operating Income increased primarily due to growth in revenue, partially offset by higher operating costs and expenses, depreciation and merger-related and restructuring costs, as discussed above.

Interest expense, net. Interest expense, net, increased slightly due to higher average interest rates, partially offset by lower average debt outstanding during the three months ended March 31, 2016 compared to 2015.

Other income, net. Other income, net, detail is shown in the table below (in millions):

	Three Months Ended March 31,
	2016	2015
Income from equity-method investments, net	$10	$10
Other	1	—

Other income, net	$11	$10

Income tax provision. For the three months ended March 31, 2016 and 2015, the Company recorded income tax provisions of $312 million and $288 million, respectively. The effective tax rates were 38.7% and 38.6% for the three months ended March 31, 2016 and 2015, respectively.

TIME WARNER CABLE INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS

OF OPERATIONS AND FINANCIAL CONDITION—(Continued)

Net income attributable to TWC shareholders and net income per common share attributable to TWC common shareholders. Net income attributable to TWC shareholders and net income per common share attributable to TWC common shareholders were as follows (in millions, except per share data):

	Three Months Ended March 31,
	2016	2015	% Change
Net income attributable to TWC shareholders	$494	$458	7.9%

Net income per common share attributable to TWC common shareholders:
Basic	$1.73	$1.60	8.1%

Diluted	$1.72	$1.59	8.2%

Net income attributable to TWC shareholders increased primarily due to an increase in Operating Income, partially offset by an increase in income tax provision.

Segment Results

Residential Services. The financial results of the Residential Services segment for the three months ended March 31, 2016 and 2015 were as follows (in millions):

	Three Months Ended March 31,
	2016	2015	% Change
Revenue:
Video	$2,508	$2,469	1.6%
High-speed data	1,897	1,696	11.9%
Voice	504	473	6.6%
Other	25	24	4.2%

Total revenue	4,934	4,662	5.8%
Operating costs and expenses:
Programming	1,494	1,369	9.1%
Sales and marketing(a)	399	371	7.5%
Technical operations(a)	375	355	5.6%
Customer care(a)	198	189	4.8%
Video franchise and other fees(b)	117	114	2.6%
Other(a)	158	183	(13.7%	)

Total operating costs and expenses	2,741	2,581	6.2%

OIBDA	$2,193	$2,081	5.4%

(a) Amounts include total employee costs, as follows (in millions):

	Three Months Ended March 31,
	2016	2015	% Change
Employee costs	$762	$726	5.0%

(b)	Video franchise and other fees include fees collected on behalf of franchising authorities and the FCC.

TIME WARNER CABLE INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS

OF OPERATIONS AND FINANCIAL CONDITION—(Continued)

Selected residential subscriber-related statistics as of March 31, 2016 and 2015 were as follows (in thousands):

	March 31,
	2016	2015	% Change
Video(a)	10,842	10,819	0.2%
High-speed data(b)	12,989	11,990	8.3%
Voice(c)	6,498	5,604	16.0%

Single play(d)	5,868	5,673	3.4%
Double play(e)	4,030	4,389	(8.2%)
Triple play(f)	5,467	4,654	17.5%

Customer relationships(g)	15,365	14,716	4.4%

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

Revenue. Residential Services segment revenue increased due to increases in video, high-speed data and voice revenue, each of which is discussed further below.

Average monthly revenue per unit for the Residential Services segment for the three months ended March 31, 2016 and 2015 was as follows:

	Three Months Ended March 31,
	2016	2015	% Change
Video(a)	$77.25	$76.26	1.3%
High-speed data(b)	49.32	47.82	3.1%
Voice(c)	26.23	29.00	(9.6%)
Customer relationship(d)	107.96	106.46	1.4%

(a)	Average monthly residential video revenue per unit represents residential video revenue divided by the corresponding average residential video subscribers for the period.
(b)	Average monthly residential high-speed data revenue per unit represents residential high-speed data revenue divided by the corresponding average residential high-speed data subscribers for the period.
(c)	Average monthly residential voice revenue per unit represents residential voice revenue divided by the corresponding average residential voice subscribers for the period.
(d)

Average monthly residential revenue per residential customer relationship represents residential services revenue divided by the corresponding average residential customer relationships for the period.

TIME WARNER CABLE INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS

OF OPERATIONS AND FINANCIAL CONDITION—(Continued)

The major components of residential video revenue for the three months ended March 31, 2016 and 2015 were as follows (in millions):

	Three Months Ended March 31,
	2016	2015	% Change
Programming tiers(a)	$1,581	$1,587	(0.4%)
Premium networks	217	209	3.8%
Transactional video-on-demand	51	61	(16.4%)
Video equipment rental and installation charges	394	343	14.9%
DVR service	148	155	(4.5%)
Franchise and other fees(b)	117	114	2.6%

Total	$2,508	$2,469	1.6%

(a)

Programming tier revenue includes subscriber fees for the Company’s various tiers or packages of video programming services generally distinguished from one another by the number and type of programming networks they include.

(b)	Franchise and other fees include fees collected on behalf of franchising authorities and the FCC.

The increase in residential video revenue was due to an increase in average revenue per subscriber and growth in video subscribers. The increase in average revenue per subscriber was primarily the result of growth in video equipment rental and premium network revenue, partially offset by lower transactional video-on-demand, programming tier and DVR service revenue.

Residential high-speed data revenue increased due to growth in high-speed data subscribers and an increase in average revenue per subscriber. The increase in average revenue per subscriber was primarily due to increases in prices and equipment rental charges.

The increase in residential voice revenue was due to growth in voice subscribers, partially offset by a decrease in average revenue per subscriber.

Operating costs and expenses. Operating costs and expenses increased primarily due to higher programming, sales and marketing and technical operations costs, partially offset by a decrease in other operating costs.

Selected Residential Services average monthly costs per subscriber for the three months ended March 31, 2016 and 2015 were as follows:

	Three Months Ended March 31,
	2016	2015	% Change
Programming costs per video subscriber	$46.00	$42.28	8.8%

Voice costs per voice subscriber	$3.30	$3.68	(10.3%)

The increase in programming costs (which include intercompany expense from the Other Operations segment for programming costs associated with the Lakers’ RSNs, SportsNet LA and the Company’s local sports, news and lifestyle channels) was primarily due to contractual rate increases.

Sales and marketing costs increased primarily due to increased sales-related headcount and higher compensation costs per employee related to the Company’s subscriber growth initiatives, as well as higher marketing costs.

Technical operations costs increased primarily due to increased headcount, higher compensation costs per employee and increased installation-related activities (reflecting subscriber growth and the Company’s continued investments to improve the customer experience).

Customer care costs increased primarily due to increased headcount and higher compensation costs per employee (reflecting subscriber growth and the Company’s continued investments to improve the customer experience).

TIME WARNER CABLE INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS

OF OPERATIONS AND FINANCIAL CONDITION—(Continued)

Other operating costs decreased primarily due to lower bad debt expense, partially offset by increases in a number of other categories.

OIBDA. OIBDA increased due to the increase in revenue, partially offset by higher operating costs and expenses, as discussed above.

Business Services. The financial results of the Business Services segment for the three months ended March 31, 2016 and 2015 were as follows (in millions):

	Three Months Ended March 31,
	2016	2015	% Change
Revenue:
Video	$100	$94	6.4%
High-speed data	447	376	18.9%
Voice	161	142	13.4%
Wholesale transport	130	121	7.4%
Other	48	48	—

Total revenue	886	781	13.4%
Operating costs and expenses:
Programming	50	43	16.3%
Sales and marketing(a)	161	137	17.5%
Technical operations(a)	38	30	26.7%
Customer care(a)	40	37	8.1%
Video franchise and other fees(b)	5	4	25.0%
Other(a)	56	51	9.8%

Total operating costs and expenses	350	302	15.9%

OIBDA	$536	$479	11.9%

(a) Amounts include total employee costs, as follows (in millions):
	Three Months Ended March 31,
	2016	2015	% Change
Employee costs	$202	$176	14.8%

(b)	Video franchise and other fees include fees collected on behalf of franchising authorities and the FCC.

TIME WARNER CABLE INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS

OF OPERATIONS AND FINANCIAL CONDITION—(Continued)

Selected business subscriber-related statistics as of March 31, 2016 and 2015 were as follows (in thousands):

	March 31,
	2016	2015	% Change
Video(a)	214	206	3.9%
High-speed data(b)	651	591	10.2%
Voice(c)	386	334	15.6%

Single play(d)	366	349	4.9%
Double play(e)	312	274	13.9%
Triple play(f)	87	78	11.5%

Customer relationships(g)	765	701	9.1%

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

Operating costs and expenses. Operating costs and expenses increased primarily as a result of increased headcount and higher compensation costs per employee, as well as growth in programming, voice and marketing costs.

OIBDA. OIBDA increased due to the increase in revenue, partially offset by higher operating costs and expenses, as discussed above.

Other Operations. The financial results of the Other Operations segment for the three months ended March 31, 2016 and 2015 were as follows (in millions):

	Three Months Ended March 31,
	2016	2015	% Change
Revenue:
Advertising	$244	$230	6.1%
Other	196	168	16.7%

Total revenue	440	398	10.6%
Operating costs and expenses(a)	247	235	5.1%

OIBDA	$193	$163	18.4%

(a) Amounts include total employee costs, as follows (in millions):
	Three Months Ended March 31,
	2016	2015	% Change
Employee costs	$87	$85	2.4%

Revenue. Advertising revenue increased primarily due to higher political advertising revenue, which was $11 million for the three months ended March 31, 2016 compared to $2 million for the three months ended March 31, 2015. The Company expects advertising revenue in 2016 to increase compared to 2015 due primarily to a cyclical increase in political advertising revenue.

TIME WARNER CABLE INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS

OF OPERATIONS AND FINANCIAL CONDITION—(Continued)

Other revenue increased primarily due to the recognition of approximately $20 million of revenue associated with the settlement of a contractual dispute, as well as an increase in affiliate fees from the Residential Services segment and other distributors of the Lakers’ RSNs and SportsNet LA. The Company continues to seek additional distribution agreements for the carriage of SportsNet LA by major distributors.

Operating costs and expenses. Operating costs and expenses increased primarily as a result of higher costs associated with advertising inventory sold on behalf of other video distributors and an increase in content costs associated with the Lakers’ RSNs.

OIBDA. OIBDA increased due to an increase in revenue, partially offset by an increase in operating costs and expenses, as discussed above.

Shared Functions. Costs and expenses associated with the Company’s shared functions, which consist of operating costs associated with broad “corporate” functions (e.g., accounting and finance, information technology, executive management, legal and human resources) or functions supporting more than one reportable segment that are centrally managed (e.g., facilities, network operations, vehicles and procurement) as well as other activities not directly attributable to a reportable segment, for the three months ended March 31, 2016 and 2015 were as follows (in millions):

	Three Months Ended March 31,
	2016	2015	% Change
Operating costs and expenses(a)	$763	$727	5.0%
Merger-related and restructuring costs	40	26	53.8%

Total costs and expenses	$803	$753	6.6%

(a) Amounts include total employee costs, as follows (in millions):
	Three Months Ended March 31,
	2016	2015	% Change
Employee costs	$362	$334	8.4%

Operating costs and expenses. Operating costs and expenses increased primarily due to higher compensation costs per employee and an increase in insurance expense, partially offset by lower costs as a result of operating efficiencies.

Merger-related and restructuring costs. Refer to “Consolidated Results—Costs and expenses—Merger-related and restructuring costs” for detail of merger-related and restructuring costs for the three months ended March 31, 2016 and 2015. The Company expects to incur additional merger-related costs in connection with the Charter merger through the closing of the merger, as well as additional restructuring costs in 2016.

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

TWC’s unused committed financial capacity was $4.734 billion as of March 31, 2016, reflecting $1.297 billion of cash and equivalents and $3.437 billion of available borrowing capacity under the Revolving Credit Facility.

TIME WARNER CABLE INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS

OF OPERATIONS AND FINANCIAL CONDITION—(Continued)

Current Financial Condition

As of March 31, 2016, the Company had $22.492 billion of debt, $1.297 billion of cash and equivalents (net debt of $21.195 billion, defined as total debt less cash and equivalents) and $9.357 billion of total TWC shareholders’ equity. As of December 31, 2015, the Company had $22.502 billion of debt, $1.170 billion of cash and equivalents (net debt of $21.332 billion) and $8.995 billion of total TWC shareholders’ equity.

The following table shows the significant items contributing to the change in net debt from December 31, 2015 to March 31, 2016 (in millions):

Balance as of December 31, 2015	$21,332
Cash provided by operating activities	(1,608)
Capital expenditures	1,318
Dividend paid	217
All other, net	(64)

Balance as of March 31, 2016	$21,195

On March 16, 2016, the Company’s Board of Directors declared a quarterly cash dividend of $0.75 per share of TWC common stock, payable in cash on April 22, 2016 to stockholders of record at the close of business on April 1, 2016.

Cash Flows

Cash and equivalents increased $127 million and decreased $160 million for the three months ended March 31, 2016 and 2015, respectively. Components of these changes are discussed below in more detail.

Operating Activities

Details of cash provided by operating activities are as follows (in millions):

	Three Months Ended March 31,
	2016	2015
Operating Income	$1,145	$1,084
Depreciation	940	852
Amortization	34	34
Noncash equity-based compensation expense	41	42
Cash paid for interest, net(a)	(389)	(392)
Cash paid for income taxes, net(b)	(13)	(3)
All other, net, including working capital changes	(150)	(109)

Cash provided by operating activities	$1,608	$1,508

(a)	Amounts include interest income received (primarily cash received under interest rate swap contracts) of $10 million and $16 million for the three months ended March 31, 2016 and 2015, respectively.
(b)	Amounts include cash refunds of income taxes of $3 million and $2 million for the three months ended March 31, 2016 and 2015, respectively.

Cash provided by operating activities increased from $1.508 billion for the three months ended March 31, 2015 to $1.608 billion for the three months ended March 31, 2016. This increase was primarily related to an increase in Operating Income (excluding depreciation and amortization), partially offset by an increase in working capital requirements.

On December 18, 2015, the Protecting Americans from Tax Hikes Act of 2015 was enacted, extending bonus depreciation deductions on the cost of the Company’s qualified capital expenditures from 2015 through 2019. Due to the late enactment of this Act, the Company made all 2015 income tax payments as if bonus depreciation were not going to be extended. This resulted in a 2015 overpayment of approximately $120 million, the application of which is expected to reduce the Company’s cash paid for income taxes, net, in the second quarter of 2016.

TIME WARNER CABLE INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS

OF OPERATIONS AND FINANCIAL CONDITION—(Continued)

The Company made no cash contributions to its qualified defined benefit pension plans (the “qualified pension plans”) during the three months ended March 31, 2016. As of March 31, 2016, the qualified pension plans and the nonqualified defined benefit pension plan (the “nonqualified pension plan”) were estimated to be underfunded by $635 million. The Company may make discretionary cash contributions to the qualified pension plans in 2016. Such contributions will be dependent on a variety of factors, including current and expected interest rates, asset performance, the funded status of the qualified pension plans and management’s judgment. For the nonqualified pension plan, the Company will continue to make contributions during the remainder of 2016 to the extent benefits are paid.

Investing Activities

Details of cash used by investing activities are as follows (in millions):

	Three Months Ended March 31,
	2016	2015
Capital expenditures	$(1,318)	$(1,134)
Acquisition of intangible assets	(11)	(23)
Other investing activities	4	3

Cash used by investing activities	$(1,325)	$(1,154)

Cash used by investing activities increased from $1.154 billion for the three months ended March 31, 2015 to $1.325 billion for the three months ended March 31, 2016, principally due to an increase in capital expenditures, primarily due to customer relationship growth, as well as the Company’s investments to improve network reliability, upgrade older customer premise equipment and expand its network to additional residences, commercial buildings and cell towers.

TWC’s capital expenditures by major category were as follows (in millions):

	Three Months Ended March 31,
	2016	2015
Customer premise equipment(a)	$518	$467
Scalable infrastructure(b)	370	270
Line extensions(c)	177	174
Upgrades/rebuilds(d)	60	38
Support capital(e)	193	185

Total capital expenditures	$1,318	$1,134

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

(e)

Amounts represent all other capital purchases required to run day-to-day operations. These costs typically include vehicles, land and buildings, computer hardware/software, office equipment, furniture and fixtures, tools and test equipment. Amounts include capitalized software costs of $114 million and $102 million for the three months ended March 31, 2016 and 2015, respectively.

TIME WARNER CABLE INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS

OF OPERATIONS AND FINANCIAL CONDITION—(Continued)

Financing Activities

Details of cash used by financing activities are as follows (in millions):

	Three Months Ended March 31,
	2016	2015
Short-term borrowings, net	$—	$131
Repayments of long-term debt	—	(500)
Dividends paid	(217)	(216)
Proceeds from exercise of stock options	58	71
Excess tax benefit from equity-based compensation	68	56
Taxes paid in cash in lieu of shares issued for equity-based compensation	(64)	(56)
Other financing activities	(1)	—

Cash used by financing activities	$(156)	$(514)

Cash used by financing activities was $156 million for the three months ended March 31, 2016 compared to $514 million for the three months ended March 31, 2015. Cash used by financing activities for the three months ended March 31, 2016 primarily consisted of the payment of a quarterly cash dividend. Cash used by financing activities for the three months ended March 31, 2015 primarily consisted of the repayment of TWC’s 3.5% senior notes due February 2015 ($500 million in aggregate principal amount) and the payment of a quarterly cash dividend, partially offset by borrowings under the Company’s commercial paper program.

Outstanding Debt and Available Financial Capacity

Debt as of March 31, 2016 and December 31, 2015 was as follows:

			Outstanding Balance as of
	Maturity	Interest Rate	March 31, 2016	December 31, 2015
			(in millions)
TWC notes and debentures(a)	2017-2042	6.061%(b)	$20,363	$20,370
TWCE debentures(c)	2023-2033	7.923%(b)	2,054	2,056
Revolving credit facility(d)	2017		—	—
Commercial paper program(d)	2017		—	—
Capital leases	2016-2042		75	76

Total debt(e)			$22,492	$22,502

(a)

Outstanding balance amounts of the TWC notes and debentures as of March 31, 2016 and December 31, 2015 each include £1.258 billion of senior unsecured notes valued at $1.807 billion and $1.855 billion, respectively, using the exchange rates at each date.

(b)	Rate represents a weighted-average effective interest rate as of March 31, 2016 and, for the TWC notes and debentures, includes the effects of interest rate swaps and cross-currency swaps.
(c)

Outstanding balance amounts of the TWCE debentures as of March 31, 2016 and December 31, 2015 include an unamortized fair value adjustment of $54 million and $56 million, respectively, primarily consisting of the fair value adjustment recognized as a result of the 2001 merger of America Online, Inc. (now known as AOL Inc.) and Time Warner Inc. (now known as Historic TW Inc.).

(d)

As of March 31, 2016, the Company had $3.437 billion of available borrowing capacity under the Revolving Credit Facility (which reflects a reduction of $63 million for outstanding letters of credit backed by the Revolving Credit Facility).

(e)	Outstanding balance amounts of total debt as of March 31, 2016 and December 31, 2015 each include current maturities of long-term debt of $5 million.

See the 2015 Form 10-K for further details regarding the Company’s outstanding debt and other financing arrangements, including certain information about maturities, covenants and rating triggers related to such debt and financing arrangements. As of March 31, 2016, TWC was in compliance with the leverage ratio covenant of the Revolving Credit Facility, with a ratio of consolidated total debt as of March 31, 2016 to consolidated EBITDA for the twelve months ended March 31, 2016 of approximately 2.6 times. In accordance with the Revolving Credit Facility agreement, consolidated total debt as of March 31, 2016 was calculated as (a) total debt per the accompanying consolidated balance sheet less the TWCE unamortized fair value adjustment (discussed above) and the fair value of debt subject to interest rate swaps, less (b) total cash per the accompanying consolidated balance sheet in excess of $25 million. In accordance with the Revolving Credit Facility agreement, consolidated EBITDA for the twelve months ended March 31, 2016 was calculated as Operating Income plus depreciation, amortization and equity-based compensation expense.

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

The Company operates in a highly competitive, consumer and technology driven and rapidly changing business that is affected by government regulation and economic, strategic, political and social conditions. Various factors could adversely affect the operations, business or financial results of TWC in the future and cause TWC’s actual results to differ materially from those contained in the forward-looking statements, including those factors discussed in detail in Item 1A, “Risk Factors,” in the 2015 Form 10-K, and in TWC’s other filings made from time to time with the Securities and Exchange Commission (the “SEC”) after the date of this report. In addition, important factors that could cause the Company’s actual results to differ materially from those in its forward-looking statements include:

•	increased competition from existing and new providers of video, data and voice services;

•	the Company’s continued ability to exploit new and existing technologies that appeal to residential and business services customers and advertisers;

•

changes in the regulatory and tax environments in which the Company operates, including, among others, regulation of broadband Internet services, including under “net neutrality” rules recently adopted by the FCC, regulation of business data services and cable equipment, and changes in federal, state and local taxation;

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

Changes in Internal Control Over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

TIME WARNER CABLE INC.

CONSOLIDATED BALANCE SHEET

(Unaudited)

	March 31, 2016	December 31, 2015
	(in millions)
ASSETS
Current assets:
Cash and equivalents	$1,297	$1,170
Receivables, less allowances of $78 million and $94 million as of March 31, 2016 and December 31, 2015, respectively	846	916
Other current assets	476	373

Total current assets	2,619	2,459
Investments	68	65
Property, plant and equipment, net	17,276	16,945
Intangible assets subject to amortization, net	413	437
Intangible assets not subject to amortization	26,014	26,014
Goodwill	3,140	3,139
Other assets	221	218

Total assets	$49,751	$49,277

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$624	$656
Deferred revenue and subscriber-related liabilities	242	224
Accrued programming and content expense	1,060	985
Current maturities of long-term debt	5	5
Other current liabilities	1,922	2,079

Total current liabilities	3,853	3,949
Long-term debt	22,487	22,497
Deferred income tax liabilities, net	12,991	12,830
Other liabilities	1,059	1,002
Commitments and contingencies (Note 10)
TWC shareholders’ equity:
Common stock, $0.01 par value, 284.6 million and 283.3 million shares issued and outstanding as of March 31, 2016 and December 31, 2015, respectively	3	3
Additional paid-in capital	7,585	7,481
Retained earnings	2,202	1,925
Accumulated other comprehensive loss, net	(433)	(414)

Total TWC shareholders’ equity	9,357	8,995
Noncontrolling interests	4	4

Total equity	9,361	8,999

Total liabilities and equity	$49,751	$49,277

See accompanying notes.

TIME WARNER CABLE INC.

CONSOLIDATED STATEMENT OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2016	2015
	(in millions, except per share data)
Revenue	$6,191	$5,777
Costs and expenses:
Programming and content	1,551	1,419
Sales and marketing	613	559
Technical operations	426	399
Customer care	238	226
Other operating	1,204	1,178
Depreciation	940	852
Amortization	34	34
Merger-related and restructuring costs	40	26

Total costs and expenses	5,046	4,693

Operating Income	1,145	1,084
Interest expense, net	(350)	(348)
Other income, net	11	10

Income before income taxes	806	746
Income tax provision	(312)	(288)

Net income	494	458
Less: Net income attributable to noncontrolling interests	—	—

Net income attributable to TWC shareholders	$494	$458

Net income per common share attributable to TWC common shareholders:
Basic	$1.73	$1.60

Diluted	$1.72	$1.59

Weighted-average common shares outstanding:
Basic	283.8	281.5

Diluted	286.9	284.9

Cash dividends declared per share of common stock	$0.75	$1.50

See accompanying notes.

TIME WARNER CABLE INC.

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended March 31,
	2016	2015
	(in millions)
Net income	$494	$458
Change in accumulated unrealized losses on pension benefit obligation, net of income tax provision of $(4) million in both 2016 and 2015	7	6
Change in accumulated deferred gains on cash flow hedges, net of income tax benefit of $16 million and $11 million in 2016 and 2015, respectively	(25)	(18)
Other changes	(1)	—

Other comprehensive loss	(19)	(12)

Comprehensive income	475	446
Less: Comprehensive income attributable to noncontrolling interests	—	—

Comprehensive income attributable to TWC shareholders	$475	$446

See accompanying notes.

TIME WARNER CABLE INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2016	2015
	(in millions)
OPERATING ACTIVITIES
Net income	$494	$458
Adjustments for noncash and nonoperating items:
Depreciation	940	852
Amortization	34	34
Deferred income taxes	173	100
Equity-based compensation expense	41	42
Excess tax benefit from equity-based compensation	(68)	(56)
Changes in operating assets and liabilities, net of acquisitions and dispositions:
Receivables	65	152
Accounts payable and other liabilities	94	56
Other changes	(165)	(130)

Cash provided by operating activities	1,608	1,508

INVESTING ACTIVITIES
Capital expenditures	(1,318)	(1,134)
Acquisition of intangible assets	(11)	(23)
Other investing activities	4	3

Cash used by investing activities	(1,325)	(1,154)

FINANCING ACTIVITIES
Short-term borrowings, net	—	131
Repayments of long-term debt	—	(500)
Dividends paid	(217)	(216)
Proceeds from exercise of stock options	58	71
Excess tax benefit from equity-based compensation	68	56
Taxes paid in cash in lieu of shares issued for equity-based compensation	(64)	(56)
Other financing activities	(1)	—

Cash used by financing activities	(156)	(514)

Increase (decrease) in cash and equivalents	127	(160)
Cash and equivalents at beginning of period	1,170	707

Cash and equivalents at end of period	$1,297	$547

See accompanying notes.

TIME WARNER CABLE INC.

CONSOLIDATED STATEMENT OF EQUITY

(Unaudited)

	TWC	Non-
	Shareholders’	controlling	Total
	Equity	Interests	Equity
	(in millions)
Balance as of December 31, 2014	$8,013	$4	$8,017
Net income	458	—	458
Other comprehensive loss	(12)	—	(12)
Cash dividend declared ($1.50 per common share)	(431)	—	(431)
Equity-based compensation expense	42	—	42
Excess tax benefit realized from equity-based compensation	56	—	56
Shares issued upon exercise of stock options	71	—	71
Taxes paid in lieu of shares issued for equity-based compensation	(56)	—	(56)
Other changes	(1)	—	(1)

Balance as of March 31, 2015	$8,140	$4	$8,144

Balance as of December 31, 2015	$8,995	$4	$8,999
Net income	494	—	494
Other comprehensive loss	(19)	—	(19)
Cash dividends declared ($0.75 per common share)	(217)	—	(217)
Equity-based compensation expense	41	—	41
Excess tax benefit realized from equity-based compensation	68	—	68
Shares issued upon exercise of stock options	58	—	58
Taxes paid in lieu of shares issued for equity-based compensation	(64)	—	(64)
Other changes	1	—	1

Balance as of March 31, 2016	$9,357	$4	$9,361

See accompanying notes.

TIME WARNER CABLE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Description of Business

Time Warner Cable Inc. (together with its subsidiaries, “TWC” or the “Company”) is among the largest providers of video, high-speed data and voice services in the U.S., with technologically advanced, well-clustered cable systems located mainly in five geographic areas – New York State (including New York City), the Carolinas, the Midwest (including Ohio, Kentucky and Wisconsin), Southern California (including Los Angeles) and Texas. TWC’s mission is to connect its customers to the world—simply, reliably and with superior service. TWC offers video, high-speed data and voice services to residential and business services customers. TWC’s residential services also include advanced security and home management services, and TWC’s business services also include networking and transport services (including cell tower backhaul services) and enterprise-class, cloud-enabled hosting, managed applications and services. TWC also sells video and online advertising inventory to a variety of local, regional and national customers.

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

Interim Financial Statements

The consolidated financial statements are unaudited; however, in the opinion of management, they contain all the adjustments (consisting of those of a normal recurring nature) considered necessary to present fairly the financial position, results of operations and cash flows for the periods presented in conformity with GAAP applicable to interim periods. The consolidated financial statements should be read in conjunction with the audited consolidated financial statements of TWC included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

2.	RECENT ACCOUNTING STANDARDS

Accounting Standards Adopted in 2016

Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement

In April 2015, the Financial Accounting Standards Board (the “FASB”) issued authoritative guidance for the purpose of clarifying the accounting for cloud computing arrangements by providing criteria for determining whether a cloud computing arrangement includes a software license. Under this guidance, if it is determined that a cloud computing arrangement includes a software license, the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses; however, if it is determined that a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. This guidance became effective for TWC on January 1, 2016, is being applied prospectively to all arrangements entered into or materially modified after January 1, 2016 and did not have a material impact on the Company’s consolidated financial statements.

Accounting Standards Not Yet Adopted

Equity-based Compensation

In March 2016, the FASB issued authoritative guidance for the purpose of simplifying the accounting for employee share-based payments. The amendments in this updated guidance include changes to simplify the accounting for share-based payment transactions, including the income tax consequences, classification of such share-based awards as either equity or liabilities and classification in the statement of cash flows. The new guidance will be effective for TWC on January 1, 2017 and the Company is currently assessing the impact of this guidance on its consolidated financial statements.

TIME WARNER CABLE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Leasing Arrangements

In February 2016, the FASB issued authoritative guidance for the purpose of increasing transparency and comparability among organizations of accounting for leasing arrangements. This guidance establishes a right-of-use model that requires a lessee to record a right-of-use asset and a lease liability on the balance sheet for all leases with terms longer than twelve months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. Entities will be required to recognize and measure leases as of the earliest period presented using a modified retrospective approach. This guidance will be effective for TWC on January 1, 2019 and the Company is currently assessing the impact of this guidance on its consolidated financial statements.

Recognition and Measurement of Financial Assets and Liabilities

In January 2016, the FASB issued authoritative guidance for the purpose of improving certain aspects of the recognition, measurement, presentation and disclosure of financial instruments. Among other things, this guidance requires public entities to measure equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) at fair value with changes in fair value recognized in net income and to perform a qualitative assessment to identify impairment for equity investments without readily determinable fair values. Entities will be required to apply this guidance by means of a cumulative-effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption and, for the guidance related to equity securities without readily determinable fair values, entities are required to apply a prospective approach to equity investments that exist as of the date of adoption. This guidance will be effective for TWC on January 1, 2018 and is not expected to have a material impact on the Company’s consolidated financial statements.

Revenue from Contracts with Customers

In May 2014, the FASB issued authoritative guidance that outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most of the recent current revenue recognition guidance, including industry-specific guidance. The core principle of the revenue model is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance also specifies the accounting for certain incremental costs of obtaining a contract and costs to fulfill a contract with a customer. In March 2016, the FASB amended this guidance to clarify the implementation guidance regarding principal versus agent considerations. Entities will have the option of applying either a full retrospective approach to all periods presented or a modified approach that reflects differences prior to the date of adoption as an adjustment to equity. In July 2015, the FASB deferred the effective date of this guidance by one year. As such, this guidance will be effective for TWC on January 1, 2018 and the Company is currently assessing the impact of this guidance on its consolidated financial statements.

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

TIME WARNER CABLE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Set forth below is a reconciliation of net income attributable to TWC common shareholders per basic and diluted common share (in millions, except per share data):

	Three Months Ended March 31,
	2016	2015
Net income attributable to TWC common shareholders	$491	$450
Net income allocated to participating securities(a)	3	8

Net income attributable to TWC shareholders	$494	$458

Weighted-average basic common shares outstanding	283.8	281.5
Dilutive effect of nonparticipating equity awards	0.7	1.1
Dilutive effect of participating equity awards(a)	2.4	2.3

Weighted-average diluted common shares outstanding	286.9	284.9

Net income per common share attributable to TWC common shareholders:
Basic	$1.73	$1.60

Diluted	$1.72	$1.59

(a)	Restricted stock units granted to employees and non-employee directors are considered participating securities with respect to regular quarterly cash dividends.

4.	DERIVATIVE FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The fair values of assets and liabilities associated with derivative financial instruments recorded in the consolidated balance sheet as of March 31, 2016 and December 31, 2015 consisted of the following (in millions):

	Assets		Liabilities
	March 31, 2016	December 31, 2015	March 31, 2016	December 31, 2015
Interest rate swaps(a)(b)	$98	$69	$—	$7
Cross-currency swaps(a)(c)	50	90	129	80

Total	$148	$159	$129	$87

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

(b)	The fair values of assets and liabilities associated with interest rate swaps are recorded in other assets and other liabilities, respectively, in the consolidated balance sheet.
(c)	The fair values of assets and liabilities associated with cross-currency swaps are recorded in other assets and other liabilities, respectively, in the consolidated balance sheet.

TIME WARNER CABLE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Fair Value Hedges

The Company uses interest rate swaps to manage interest rate risk by effectively converting fixed-rate debt into variable-rate debt. Under such contracts, the Company is entitled to receive semi-annual interest payments at fixed rates and is required to make semi-annual interest payments at variable rates, without exchange of the underlying principal amount. Such contracts are designated as fair value hedges. The Company recognized no gain or loss related to its interest rate swaps because the changes in the fair values of such instruments were completely offset by the changes in the fair values of the hedged fixed-rate debt. The fair value of interest rate swaps was determined using a discounted cash flow (“DCF”) analysis based on the terms of the contract and expected forward interest rates, and incorporates the credit risk of the Company and each counterparty (a Level 2 fair value measurement). The following table summarizes the terms of existing fixed to variable interest rate swaps as of March 31, 2016 and December 31, 2015:

	March 31, 2016	December 31, 2015
Maturities	2017-2019	2017-2019
Notional amount (in millions)	$5,600	$5,600
Weighted-average pay rate (variable based on LIBOR plus variable margins)	5.42%	5.41%
Weighted-average receive rate (fixed)	6.86%	6.86%

The notional amounts of interest rate instruments, as presented in the above table, are used to measure interest to be paid or received and do not represent the amount of exposure to credit loss.

Cash Flow Hedges

The Company uses cross-currency swaps to manage foreign exchange risk related to foreign currency denominated debt by effectively converting foreign currency denominated debt, including annual interest payments and the payment of principal at maturity, to U.S. dollar denominated debt. Such contracts are designated as cash flow hedges. The Company has entered into cross-currency swaps to effectively convert its £1.275 billion aggregate principal amount of fixed-rate British pound sterling denominated debt, including annual interest payments and the payment of principal at maturity, to fixed-rate U.S. dollar denominated debt. The cross-currency swaps have maturities of June 2031 and July 2042. The fair value of cross-currency swaps was determined using a DCF analysis based on expected forward interest and exchange rates, and incorporates the credit risk of the Company and each counterparty (a Level 2 fair value measurement). The following table summarizes the effect of cash flow hedges on the consolidated statements of income and comprehensive income for the three months ended March 31, 2016 and 2015 (in millions):

	Three Months Ended March 31,
	2016	2015
Deferred losses recognized in other comprehensive loss (effective portion)	$(89)	$(126)
Deferred losses reclassified from accumulated other comprehensive loss, net, into other income, net (effective portion)(a)	(48)	(97)

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

TIME WARNER CABLE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Fair Value of Other Financial Instruments

The Company’s other financial instruments not measured at fair value on a recurring basis include (a) cash and equivalents, receivables, accounts payable, accrued liabilities and borrowings under the Company’s commercial paper program, which are reflected at cost in the consolidated balance sheet, and (b) TWC senior notes and debentures and TWCE senior debentures (collectively, the “senior notes and debentures”) not subject to fair value hedge accounting, which are reflected at amortized cost in the consolidated balance sheet. With the exception of the senior notes and debentures, cost approximates fair value for these instruments due to their short-term nature. The carrying value and related estimated fair value of the senior notes and debentures was $22.417 billion and $24.882 billion, respectively, as of March 31, 2016 and $22.426 billion and $23.637 billion, respectively, as of December 31, 2015. Estimated fair values for the senior notes and debentures are determined by reference to the market value of the instrument as quoted on a national securities exchange or in an over-the-counter market (a Level 1 fair value measurement).

5.	TWC SHAREHOLDERS’ EQUITY

Changes in Common Stock

Changes in common stock from January 1 through March 31 are presented below (in millions):

	2016	2015
Balance at beginning of period	283.3	280.8
Shares issued under the equity-based compensation plan	1.3	1.6

Balance at end of period	284.6	282.4

Common Stock Repurchase Program

In February 2014, the Company suspended its $4.0 billion common stock repurchase program (the “Stock Repurchase Program”). As of March 31, 2016, the Company had $2.723 billion remaining under the Stock Repurchase Program authorization.

Accumulated Other Comprehensive Loss, Net

Changes in accumulated other comprehensive loss, net, included in TWC shareholders’ equity from January 1 through March 31 are presented below (in millions):

	2016	2015
Balance at beginning of period	$(414)	$(324)
Other comprehensive loss before reclassifications, net of tax	(56)	(78)
Amounts reclassified into earnings, net of tax	37	66

Other comprehensive loss, net of tax	(19)	(12)

Balance at end of period	$(433)	$(336)

TIME WARNER CABLE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The following table summarizes the changes in the components of accumulated other comprehensive loss, net, included in TWC shareholders’ equity from January 1 through March 31 (in millions):

	2016	2015
Unrealized losses on pension benefit obligation:
Balance at beginning of period	$(512)	$(473)
Amounts reclassified into earnings, net of tax:
Amortization of actuarial loss(a)	11	10
Income tax benefit	(4)	(4)

Amortization of actuarial loss, net of tax	7	6
Other comprehensive income, net of tax	7	6

Balance at end of period	$(505)	$(467)

Deferred gains on cash flow hedges:
Balance at beginning of period	$100	$150
Other comprehensive loss before reclassifications, net of tax	(55)	(78)
Amounts reclassified into earnings, net of tax:
Effective portion of loss on cash flow hedges(b)	48	97
Income tax benefit	(18)	(37)

Effective portion of loss on cash flow hedges, net of tax	30	60
Other comprehensive loss, net of tax	(25)	(18)

Balance at end of period	$75	$132

Other changes:
Balance at beginning of period	$(2)	$(1)
Other comprehensive loss before reclassifications, net of tax	(1)	—
Amounts reclassified into earnings, net of tax	—	—

Other comprehensive loss, net of tax	(1)	—
Balance at beginning and end of period	$(3)	$(1)

(a)	Amounts are included in the computation of net periodic benefit costs as discussed further in Note 7.
(b)	Amounts are recorded in other income, net, in the consolidated statement of operations as discussed further in Note 4.

6.	EQUITY-BASED COMPENSATION

TWC is authorized under the Company’s stock incentive plan (the “2011 Plan”) to grant restricted stock units (“RSUs”) and options to purchase shares of TWC common stock to its employees and non-employee directors. As of March 31, 2016, the 2011 Plan provides for the issuance of up to 20.0 million shares of TWC common stock, of which 8.3 million shares were available for grant.

Equity-based compensation expense recognized for the three months ended March 31, 2016 and 2015 was as follows (in millions):

	Three Months Ended March 31,
	2016	2015
Restricted stock units(a)	$39	$38
Stock options	2	4

Total equity-based compensation expense(a)	$41	$42

(a)

Amounts in both 2016 and 2015 include $11 million of equity-based compensation expense recognized in merger-related and restructuring costs in the consolidated statement of operations related to certain retention grants (as defined below).

TIME WARNER CABLE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Restricted Stock Units

For the three months ended March 31, 2016 and 2015, TWC granted 34,000 and 18,000 RSUs, respectively, at a weighted-average grant date fair value of $182.38 and $146.80 per RSU, respectively. Total unrecognized compensation cost related to unvested RSUs as of March 31, 2016, without taking into account expected forfeitures, was $402 million, which the Company expects to recognize over a weighted-average period of 3.42 years, without taking into account acceleration of vesting.

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

In connection with the Company’s entry into the February 12, 2014 Agreement and Plan of Merger (the “Comcast Merger Agreement”) with Comcast Corporation (“Comcast”), which was subsequently terminated on April 24, 2015, the Company advanced into 2014 its annual grant of equity awards that would otherwise have been made in 2015 and 2016. As a result, eligible employees were granted RSUs having a value equal to (and with vesting terms consistent with) those that these employees otherwise would have received in each of 2015 and 2016 (the “2014 retention grants” and, together with the 2015 retention grant, the “retention grants”), but without performance-based vesting conditions. Specifically, the retention grant corresponding to the 2015 annual grant will vest 50% in February of 2018 and 50% in February of 2019 and the retention grant corresponding to the 2016 annual grant will vest 50% in February of 2019 and 50% in February of 2020, in each case, subject to continued employment. If the grantee’s employment had been terminated prior to the date on which either retention grant would have normally been made (i.e., February 2015 or 2016, as appropriate), such retention grant would have been forfeited, absent a change in control of the Company prior to such termination of employment.

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

With the exception of the retention grants discussed above, RSUs generally vest 50% on each of the third and fourth anniversary of the grant date, subject to continued employment. RSUs generally provide for accelerated vesting upon the termination of the grantee’s employment after reaching a specified age and years of service or upon an involuntary termination of the grantee’s employment within 24 months following a change in control of the Company. RSUs awarded to non-employee directors are not subject to vesting or forfeiture restrictions and the shares underlying the RSUs will generally be issued in connection with a director’s termination of service as a director. Pursuant to the directors’ compensation program, certain directors with more than three years of service on the Board of Directors have elected an in-service vesting period for their RSU awards. Holders of RSUs are generally entitled to receive cash dividend equivalents or retained distributions related to regular cash dividends or other distributions, respectively, paid by TWC. Retained distributions are subject to the vesting requirements of the underlying RSUs. Upon the vesting of a RSU, shares of TWC common stock may be issued from authorized but unissued shares or from treasury stock, if any.

Stock Options

For the three months ended March 31, 2016 and 2015, TWC granted no stock options. Total unrecognized compensation cost related to unvested stock options as of March 31, 2016, without taking into account expected forfeitures, was $5 million, which the Company expects to recognize over a weighted-average period of 0.95 years, without taking into account acceleration of vesting.

Stock options have exercise prices equal to the fair market value of TWC common stock at the date of grant. Generally, stock options vest ratably over a four-year vesting period and expire ten years from the date of grant, subject to continued employment. Certain stock option awards provide for accelerated vesting upon the termination of the grantee’s employment

TIME WARNER CABLE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

after reaching a specified age and years of service or upon an involuntary termination of the grantee’s employment within 24 months following a change in control of the Company. Upon the exercise of a stock option, shares of TWC common stock may be issued from authorized but unissued shares or from treasury stock, if any.

7.	PENSION COSTS

TWC sponsors the Time Warner Cable Pension Plan (the “TWC Pension Plan”) and the Time Warner Cable Union Pension Plan (the “Union Pension Plan” and, together with the TWC Pension Plan, the “qualified pension plans”), both qualified defined benefit pension plans, that together provide pension benefits to a majority of the Company’s employees. TWC also provides a nonqualified defined benefit pension plan for certain employees (the “nonqualified pension plan” and, together with the qualified pension plans, the “pension plans”). Pension benefits are based on formulas that reflect the employees’ years of service and compensation during their employment period. TWC uses a December 31 measurement date for its pension plans. The components of net periodic benefit costs for the three months ended March 31, 2016 and 2015 is as follows (in millions):

	Three Months Ended March 31,
	2016	2015
Service cost	$55	$57
Interest cost	40	36
Expected return on plan assets	(52)	(57)
Amounts amortized	11	10

Net periodic benefit costs	$54	$46

The Company made no cash contributions to the qualified pension plans during the three months ended March 31, 2016; however, the Company may make discretionary cash contributions to the qualified pension plans in 2016. Such contributions will be dependent on a variety of factors, including current and expected interest rates, asset performance, the funded status of the qualified pension plans and management’s judgment. For the nonqualified pension plan, the Company will continue to make contributions during the remainder of 2016 to the extent benefits are paid.

8.	MERGER-RELATED AND RESTRUCTURING COSTS

Merger-related and restructuring costs for the three months ended March 31, 2016 and 2015 consisted of the following (in millions):

	Three Months Ended March 31,
	2016	2015
Merger-related costs	$35	$24
Restructuring costs	5	2

Total merger-related and restructuring costs	$40	$26

TIME WARNER CABLE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Merger-related Costs

For the three months ended March 31, 2016, the Company incurred Charter merger-related costs of $35 million, including employee retention costs of $32 million and advisory and legal fees of $3 million. For the three months ended March 31, 2015, the Company incurred Comcast merger-related costs of $24 million, including employee retention costs of $14 million and advisory and legal fees of $10 million. The Company expects to incur additional merger-related costs in connection with the Charter merger through the closing of the merger. Changes in accruals for merger-related costs are presented below (in millions):

	Employee Costs	Other Costs	Total
Remaining liability as of December 31, 2014	$65	$17	$82
Costs incurred	64	77	141
Costs reimbursed by Charter	—	(5)	(5)
Cash paid(a)	(82)	(83)	(165)

Remaining liability as of December 31, 2015	47	6	53
Costs incurred	21	3	24
Cash paid	—	(7)	(7)

Remaining liability as of March 31, 2016(b)	$68	$2	$70

(a)	Of the total cash paid in 2015, $21 million was paid during the three months ended March 31, 2015.
(b)	The remaining $70 million liability as of March 31, 2016 is classified as a current liability in the consolidated balance sheet.

In addition to the cash settled liabilities shown in the table above, the Company also issued retention RSUs, as discussed in Note 6, which resulted in additional merger-related costs of $47 million for the year ended December 31, 2015 ($11 million for the three months ended March 31, 2015) and $11 million for the three months ended March 31, 2016.

Restructuring Costs

For the three months ended March 31, 2016 and 2015, the Company incurred restructuring costs of $5 million and $2 million, respectively, primarily related to employee terminations and other exit costs. The Company expects to incur additional restructuring costs in 2016. Changes in restructuring reserves are presented below (in millions):

	Employee Termination Costs	Other Exit Costs	Total
Remaining liability as of December 31, 2014	$8	$—	$8
Costs incurred	20	—	20
Cash paid(a)	(16)	—	(16)

Remaining liability as of December 31, 2015	12	—	12
Costs incurred	5	—	5
Cash paid	(7)	—	(7)

Remaining liability as of March 31, 2016(b)	$10	$—	$10

(a)	Of the total cash paid in 2015, $5 million was paid during the three months ended March 31, 2015.
(b)

Of the remaining liability as of March 31, 2016, $7 million is classified as a current liability, with the remaining amount classified as a noncurrent liability in the consolidated balance sheet. Amounts are expected to be paid through March 2019.

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

TIME WARNER CABLE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

Segment information for the three months ended March 31, 2016 and 2015 is as follows (in millions):

	Three Months Ended March 31, 2016
	Residential	Business	Other
	Services	Services	Operations	Shared	Intersegment	Total
	Segment	Segment	Segment	Functions	Eliminations	Consolidated
Revenue(a)	$4,934	$886	$440	$—	$(69)	$6,191
Operating costs and expenses	(2,741)	(350)	(247)	(763)	69	(4,032)
Merger-related and restructuring costs	—	—	—	(40)	—	(40)

OIBDA	$2,193	$536	$193	$(803)	$—	2,119

Depreciation						(940)
Amortization						(34)

Operating Income						$1,145

TIME WARNER CABLE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

	Three Months Ended March 31, 2015
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

Revenue for the three months ended March 31, 2016 and 2015 was derived from the following sources (in millions):

	Three Months Ended March 31,
	2016	2015
Residential Services revenue:
Video	$2,508	$2,469
High-speed data	1,897	1,696
Voice	504	473
Other	25	24

Total Residential Services revenue	4,934	4,662
Business Services revenue:
Video	100	94
High-speed data	447	376
Voice	161	142
Wholesale transport	130	121
Other	48	48

Total Business Services revenue	886	781
Other Operations revenue:
Advertising	244	230
Other	196	168

Total Other Operations revenue	440	398
Intersegment eliminations	(69)	(64)

Total revenue	$6,191	$5,777

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

TIME WARNER CABLE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

Legal Proceedings

In connection with the formerly proposed Comcast merger, eight putative class action complaints were filed on behalf of purported TWC stockholders in the New York Supreme Court (the “NY Actions”) and the Court of Chancery of the State of Delaware. These complaints named as defendants TWC, the members of the TWC board of directors, Comcast and Comcast’s merger subsidiary. The complaints generally alleged, among other things, that the members of the TWC board of directors breached their fiduciary duties to TWC stockholders during merger negotiations and by entering into the Comcast Merger Agreement and approving the Comcast merger, and that Comcast aided and abetted such breaches of fiduciary duties. The complaints further alleged that the joint proxy statement/prospectus filed by Comcast with the Securities and Exchange Commission (the “SEC”) on March 20, 2014 was misleading or omitted certain material information. The complaints sought, among other relief, compensatory damages in an unspecified amount, injunctive relief and costs and fees. The parties entered into a settlement agreement, conditioned inter alia on the consummation of the Comcast merger, which upon termination of that merger became inoperative. On October 23, 2015, the plaintiffs’ counsel in one of the three matters pending in state court in Delaware petitioned the court for an award of attorneys’ fees. On February 19, 2016, the court awarded some but not all of the fees sought in that case, and the case was dismissed on February 25, 2016. On April 20, 2016, the other two cases pending in state court in Delaware were voluntarily discontinued.

Following the announcement of the Charter merger on May 26, 2015, on June 29, 2015, the parties in the NY Actions filed a stipulation agreeing that plaintiffs could file a Second Consolidated Class Action Complaint (the “Second Amended Complaint”), and dismissing with prejudice Comcast and Comcast’s merger subsidiary. After the court so ordered the stipulation, the plaintiffs in the NY Actions filed the Second Amended Complaint on July 1, 2015. The Second Amended Complaint names as defendants TWC, the members of the TWC board of directors, Charter and the merger subsidiaries. The Second Amended Complaint generally alleges, among other things, that the members of the TWC board of directors breached their fiduciary duties to TWC stockholders during the Charter merger negotiations and by entering into the Charter Merger Agreement and approving the Charter merger, and that Charter and its subsidiaries aided and abetted such breaches of fiduciary duties. The complaint seeks, among other relief, injunctive relief enjoining the shareholder vote on the Charter merger, unspecified declaratory and equitable relief, compensatory damages in an unspecified amount, and costs and fees. On September 9, 2015, the parties in the NY Actions entered into a Memorandum of Understanding (“MOU”), which reflects an agreement in principle to settle the case. Pursuant to the MOU, TWC and Charter made certain supplemental disclosures in Current Reports on Form 8-K filed with the SEC on September 9, 2015, and the plaintiffs agreed to stay the proceedings in the NY Actions pending final approval of the definitive settlement agreement contemplated in the MOU. On March 7, 2016, the parties executed a definitive settlement agreement, subject to the consummation of the Charter merger and the court’s approval. The Company believes that the claims asserted against it are without merit and, if the settlement does not receive final approval by the New York Supreme Court or otherwise is not consummated, intends to defend against this lawsuit vigorously. The Company is unable to predict the outcome of this lawsuit or reasonably estimate a range of possible loss.

On December 19, 2011, Sprint Communications Company L.P. (“Sprint”) filed a complaint in the U.S. District Court for the District of Kansas alleging that the Company infringes 12 patents purportedly relating to Voice over Internet Protocol

TIME WARNER CABLE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

11.	ADDITIONAL FINANCIAL INFORMATION

Other Current Assets

Other current assets as of March 31, 2016 and December 31, 2015 consisted of the following (in millions):

	March 31, 2016	December 31, 2015
Prepaid income taxes	$100	$155
Other prepaid expenses	360	201
Other current assets	16	17

Total other current assets	$476	$373

Other Current Liabilities

Other current liabilities as of March 31, 2016 and December 31, 2015 consisted of the following (in millions):

	March 31, 2016	December 31, 2015
Accrued interest	$450	$481
Accrued compensation and benefits	342	443
Accrued insurance	227	225
Accrued dividends	217	216
Accrued franchise fees	121	145
Accrued sales and other taxes	119	150
Other accrued expenses	446	419

Total other current liabilities	$1,922	$2,079

Interest Expense, Net

Interest expense, net, for the three months ended March 31, 2016 and 2015 consisted of the following (in millions):

	Three Months Ended March 31,
	2016	2015
Interest expense	$(351)	$(348)
Interest income	1	—

Interest expense, net	$(350)	$(348)

TIME WARNER CABLE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Related Party Transactions

Transactions with related parties (i.e., equity-method investees) for the three months ended March 31, 2016 and 2015 consisted of the following (in millions):

	Three Months Ended March 31,
	2016	2015
Revenue	$1	$1

Costs and expenses:
Programming and content	$(45)	$(48)
Other operating	(8)	(5)

Total costs and expenses	$(53)	$(53)

Supplemental Cash Flow Information

Additional financial information with respect to cash (payments) and receipts for the three months ended March 31, 2016 and 2015 is as follows (in millions):

	Three Months Ended March 31,
	2016	2015
Cash paid for interest	$(399)	$(408)
Interest income received(a)	10	16

Cash paid for interest, net	$(389)	$(392)

Cash paid for income taxes	$(16)	$(5)
Cash refunds of income taxes	3	2

Cash paid for income taxes, net	$(13)	$(3)

(a)	Interest income received primarily includes cash received under interest rate swap contracts.

12.	CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

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

TIME WARNER CABLE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

Condensed consolidating financial information as of March 31, 2016 and December 31, 2015 and for the three months ended March 31, 2016 and 2015 is as follows (in millions):

Condensed Consolidating Balance Sheet as of March 31, 2016

	Parent Company	Guarantor Subsidiary	Non- Guarantor Subsidiaries	Eliminations	TWC Consolidated
ASSETS
Current assets:
Cash and equivalents	$1,044	$—	$253	$—	$1,297
Receivables, net	41	—	805	—	846
Receivables from affiliated parties	225	—	32	(257)	—
Other current assets	74	31	371	—	476

Total current assets	1,384	31	1,461	(257)	2,619
Investments in and amounts due from consolidated subsidiaries	47,359	50,050	7,641	(105,050)	—
Investments	—	56	12	—	68
Property, plant and equipment, net	—	25	17,251	—	17,276
Intangible assets subject to amortization, net	—	18	395	—	413
Intangible assets not subject to amortization	—	—	26,014	—	26,014
Goodwill	—	—	3,140	—	3,140
Other assets	290	14	68	(151)	221

Total assets	$49,033	$50,194	$55,982	$(105,458)	$49,751

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$—	$—	$624	$—	$624
Deferred revenue and subscriber-related liabilities	—	—	242	—	242
Payables to affiliated parties	32	222	3	(257)	—
Accrued programming and content expense	—	—	1,060	—	1,060
Current maturities of long-term debt	—	—	5	—	5
Other current liabilities	733	24	1,165	—	1,922

Total current liabilities	765	246	3,099	(257)	3,853
Long-term debt	20,363	2,054	70	—	22,487
Deferred income tax liabilities, net	—	248	12,894	(151)	12,991
Long-term payables to affiliated parties	7,641	14,702	—	(22,343)	—
Other liabilities	543	87	429	—	1,059
TWC shareholders’ equity:
Due to (from) TWC and subsidiaries	10,364	2,339	(12,703)	—	—
Other TWC shareholders’ equity	9,357	30,518	52,189	(82,707)	9,357

Total TWC shareholders’ equity	19,721	32,857	39,486	(82,707)	9,357
Noncontrolling interests	—	—	4	—	4

Total equity	19,721	32,857	39,490	(82,707)	9,361

Total liabilities and equity	$49,033	$50,194	$55,982	$(105,458)	$49,751

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

TIME WARNER CABLE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Condensed Consolidating Statement of Operations for the Three Months Ended March 31, 2016

	Parent Company	Guarantor Subsidiary	Non- Guarantor Subsidiaries	Eliminations	TWC Consolidated
Revenue	$—	$—	$6,191	$—	$6,191
Costs and expenses:
Programming and content	—	—	1,551	—	1,551
Sales and marketing	—	—	613	—	613
Technical operations	—	—	426	—	426
Customer care	—	—	238	—	238
Other operating	—	—	1,204	—	1,204
Depreciation	—	—	940	—	940
Amortization	—	—	34	—	34
Merger-related and restructuring costs	3	—	37	—	40

Total costs and expenses	3	—	5,043	—	5,046

Operating Income (Loss)	(3)	—	1,148	—	1,145
Equity in pretax income of consolidated subsidiaries	883	1,218	—	(2,101)	—
Interest income (expense), net	(74)	(358)	82	—	(350)
Other income, net	—	—	11	—	11

Income before income taxes	806	860	1,241	(2,101)	806
Income tax provision	(312)	(331)	(294)	625	(312)

Net income	494	529	947	(1,476)	494
Less: Net income attributable to noncontrolling interests	—	—	—	—	—

Net income attributable to TWC shareholders	$494	$529	$947	$(1,476)	$494

Condensed Consolidating Statement of Comprehensive Income for the Three Months Ended March 31, 2016

	Parent Company	Guarantor Subsidiary	Non- Guarantor Subsidiaries	Eliminations	TWC Consolidated
Net income	$494	$529	$947	$(1,476)	$494
Change in accumulated unrealized losses on pension benefit obligation, net of tax	7	—	—	—	7
Change in accumulated deferred gains on cash flow hedges, net of tax	(25)	—	—	—	(25)
Other changes	(1)	—	(1)	1	(1)

Other comprehensive loss	(19)	—	(1)	1	(19)

Comprehensive income	475	529	946	(1,475)	475
Less: Comprehensive income attributable to noncontrolling interests	—	—	—	—	—

Comprehensive income attributable to TWC shareholders	$475	$529	$946	$(1,475)	$475

TIME WARNER CABLE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Condensed Consolidating Statement of Operations for the Three Months Ended March 31, 2015

	Parent Company	Guarantor Subsidiary	Non- Guarantor Subsidiaries	Eliminations	TWC Consolidated
Revenue	$—	$—	$5,777	$—	$5,777
Costs and expenses:
Programming and content	—	—	1,419	—	1,419
Sales and marketing	—	—	559	—	559
Technical operations	—	—	399	—	399
Customer care	—	—	226	—	226
Other operating	—	—	1,178	—	1,178
Depreciation	—	—	852	—	852
Amortization	—	—	34	—	34
Merger-related and restructuring costs	4	—	22	—	26

Total costs and expenses	4	—	4,689	—	4,693

Operating Income (Loss)	(4)	—	1,088	—	1,084
Equity in pretax income of consolidated subsidiaries	807	1,131	—	(1,938)	—
Interest income (expense), net	(57)	(350)	59	—	(348)
Other income, net	—	1	9	—	10

Income before income taxes	746	782	1,156	(1,938)	746
Income tax provision	(288)	(303)	(289)	592	(288)

Net income	458	479	867	(1,346)	458
Less: Net income attributable to noncontrolling interests	—	—	—	—	—

Net income attributable to TWC shareholders	$458	$479	$867	$(1,346)	$458

Condensed Consolidating Statement of Comprehensive Income for the Three Months Ended March 31, 2015

	Parent Company	Guarantor Subsidiary	Non- Guarantor Subsidiaries	Eliminations	TWC Consolidated
Net income	$458	$479	$867	$(1,346)	$458
Change in accumulated unrealized losses on pension benefit obligation, net of tax	6	—	—	—	6
Change in accumulated deferred gains on cash flow hedges, net of tax	(18)	—	—	—	(18)

Other comprehensive loss	(12)	—	—	—	(12)

Comprehensive income	446	479	867	(1,346)	446
Less: Comprehensive income attributable to noncontrolling interests	—	—	—	—	—

Comprehensive income attributable to TWC shareholders	$446	$479	$867	$(1,346)	$446

TIME WARNER CABLE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Condensed Consolidating Statement of Cash Flows for the Three Months Ended March 31, 2016

	Parent Company	Guarantor Subsidiary	Non- Guarantor Subsidiaries	Eliminations	TWC Consolidated
Cash provided (used) by operating activities	$34	$(448)	$2,022	$—	$1,608

INVESTING ACTIVITIES
Capital expenditures	—	—	(1,318)	—	(1,318)
Acquisition of intangible assets	—	(1)	(10)	—	(11)
Other investing activities	—	(3)	7	—	4

Cash used by investing activities	—	(4)	(1,321)	—	(1,325)

FINANCING ACTIVITIES
Dividends paid	(217)	—	—	—	(217)
Proceeds from exercise of stock options	58	—	—	—	58
Excess tax benefit from equity-based compensation	68	—	—	—	68
Taxes paid in cash in lieu of shares issued for equity-based compensation	—	—	(64)	—	(64)
Net change in investments in and amounts due from consolidated subsidiaries	200	452	(652)	—	—
Other financing activities	—	—	(1)	—	(1)

Cash provided (used) by financing activities	109	452	(717)	—	(156)

Increase (decrease) in cash and equivalents	143	—	(16)	—	127
Cash and equivalents at beginning of period	901	—	269	—	1,170

Cash and equivalents at end of period	$1,044	$—	$253	$—	$1,297

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

Item 1A. Risk Factors.

There have been no material changes in the Company’s risk factors from those disclosed in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

In February 2014, the Company suspended its common stock repurchase program (the “Stock Repurchase Program”). The Company did not purchase any equity securities registered by the Company pursuant to Section 12 of the Securities Exchange Act of 1934, as amended, during the quarter ended March 31, 2016 and, as of March 31, 2016, the Company had $2.723 billion remaining under the Stock Repurchase Program authorization.

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

TIME WARNER CABLE INC.

By:	/s/ William F. Osbourn, Jr.
	Name:	William F. Osbourn, Jr.
	Title:	Senior Vice President, Controller and Chief Accounting Officer and Acting Co-Chief Financial Officer

/s/ Matthew Siegel
	Name:	Matthew Siegel
	Title:	Senior Vice President and Treasurer and Acting Co-Chief Financial Officer

Date: April 28, 2016

EXHIBIT INDEX

Pursuant to Item 601 of Regulation S-K

Exhibit Number	Description

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016.

31.2	Certification of Co-Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016.

31.3	Certification of Co-Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016.

32	Certification of Principal Executive Officer and Co-Principal Financial Officers pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016.†

101†

The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, filed with the SEC on April 28, 2016, formatted in eXtensible Business Reporting Language:

(i) Consolidated Balance Sheet as of March 31, 2016 and December 31, 2015, (ii) Consolidated Statement of Operations for the three months ended March 31, 2016 and 2015, (iii) Consolidated Statement of Comprehensive Income for the three months ended March 31, 2016 and 2015, (iv) Consolidated Statement of Cash Flows for the three months ended March 31, 2016 and 2015, (v) Consolidated Statement of Equity for the three months ended March 31, 2016 and 2015 and (vi) Notes to Consolidated Financial Statements.

†

This exhibit will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 (15 U.S.C. 78r), or otherwise subject to the liability of that section. Such exhibit will not be deemed to be incorporated by reference into any filing under the Securities Act or Securities Exchange Act, except to the extent that the Company specifically incorporates it by reference.